Form 10-K
period 1993-12-31
CITY NATIONAL CORP
filed 1994-03-31
CIK 201461

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended   December 31, 1993     Commission File Number   1-10521

                           CITY NATIONAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                95-2568550
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification No.)

400 North Roxbury Drive, Beverly Hills, California        90210
- --------------------------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (310) 550-5400
Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
          Title of each class                    on which registered
     -----------------------------             -----------------------
     Common Stock, $1.00 par value             New York Stock Exchange

No securities are registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              YES    X      NO
                                                  -------      --------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Number of shares of common stock outstanding at March 10, 1994:  45,038,721

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1994: $299,089,383

                      Documents Incorporated by Reference
                      -----------------------------------
1. Pages 7 through 53 of the Annual Report to Shareholders for the year ended December 31, 1993. (Part II of Form 10-K.)
2. Specified material on pages 2 through 13 and 19 through 22 of the Notice of Annual Meeting and Proxy Statement dated March 18, 1994. (Part III of Form 10-K.)

                                     PART I

ITEM 1.  BUSINESS
         City National Corporation (the Corporation) was organized in Delaware in 1968 to acquire the outstanding capital stock of City National Bank (the
Bank). Because the Bank comprises substantially all of the business of the Corporation, references to the "Company" reflect the consolidated activities of the Corporation and the Bank. The Corporation owns all the outstanding shares of the Bank.
         The Bank, which was founded in 1953, conducts business in Southern California and operates 19 banking offices in Los Angeles County, two in Orange County, and one in San Diego County. In November 1993, the Bank closed one office in Los Angeles County and announced a consolidation plan to improve efficiency and operational productivity in its branch network. The streamlining will involve closures of five additional branches in Los Angeles County and one branch in Orange County, while also designating four of the remaining locations as regional lending centers. The Bank expects to complete the closures in early 1994.
         The Bank primarily serves middle-market companies, professional and business borrowers and associated individuals with commercial banking and fiduciary needs. The Bank provides revolving lines of credit, term loans, asset based loans, real estate secured loans, trade facilities, and deposit, cash management and other business services. Real estate construction lending has been substantially curtailed since late 1990. The Bank also operates an Investment Management and Trust Services Division offering personal, employee benefit and corporate trust and estate services, and deals in money market and other investments for its own account and for its customers. The Bank offers mutual funds and residential home mortgages in association with other companies.
         Effective January 1, 1991, the Bank entered into an agreement to subcontract with Systematics, Inc. (now Systematics Financial Services, Inc.) for applications software, computer operations and integration services. In December 1992, the Bank entered into an agreement to sell its data processing business, City National Information Services (CNIS), to Systematics, Inc. for $12.0 million. A pretax gain of $10.8 million, which is net of certain software licensing payments and programming expenses shared with Systematics, Inc. was recognized at closing, June 1, 1993.
         Effective January 1, 1993, the Bank sold its merchant credit card processing business and customer contracts to NOVA Information Systems, Inc., for $1.9 million.

         Competition
         The banking business is highly competitive. The Bank competes with domestic and foreign banks for deposits, loans and other banking business. In addition, other financial intermediaries, such as savings and loans, money market mutual funds, credit unions and other financial services companies, compete with the Bank.
         Non-depository institutions can be expected to increase the extent to which they act as financial intermediaries. Large institutional users and sources of credit may also increase the extent to which they interact directly, meeting business credit needs outside the banking system. Furthermore, the geographic constraints on portions of the financial services industry can be expected to continue to erode.

         Monetary Policy
         The earnings of the Bank are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities in the U.S. and abroad. In particular, the Board of Governors of the Federal Reserve System (Federal Reserve Board) exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. government securities, varying the discount rate on member bank borrowings and setting reserve requirements against deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future.

                           SUPERVISION AND REGULATION
         Bank holding companies, banks and their non-bank affiliates are extensively regulated under both federal and state law. The following is not intended to be an exhaustive description of the statutes and regulations applicable to the Corporation's or the Bank's business. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statutory or regulatory provisions.
         Moreover, major new legislation and other regulatory changes affecting the Corporation, the Bank, banking and the financial services industry in general have occurred in the last several years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted.

         Bank Holding Companies
         Bank holding companies are regulated under the Bank Holding Company Act (BHC Act) and are supervised by the Federal Reserve Board. Under the BHC Act, the Corporation files reports of its operations with the Federal Reserve Board and is subject to examination by it.
         The BHC Act requires, among other things, the Federal Reserve Board's prior approval whenever a bank holding company proposes to (i) acquire all or substantially all the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the voting shares of a bank, or (iii) merge or consolidate with another bank holding company. The Federal Reserve Board may not approve an acquisition, merger or consolidation that would result in or further a monopoly, or may substantially lessen competition in any section of the country, or in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the convenience and needs of the community.
         The BHC Act prohibits the Federal Reserve Board from approving a bank holding company's application to acquire a bank or bank holding company located outside the state where its banking subsidiaries' operations are principally conducted, unless such acquisition is specifically authorized by statute of the state where the bank or bank holding company to be acquired is located. California law permits bank holding companies in other states to acquire California banks and bank holding companies, provided the acquiring company's home state has enacted "reciprocal" legislation that expressly authorizes California bank holding companies to acquire banks or bank holding companies in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition in California by a bank holding company from the other state.
         The BHC Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any activities without the Federal Reserve Board's prior approval other than (1) managing or controlling banks and other subsidiaries authorized by the BHC Act, or (2) furnishing services to, or performing services for, its subsidiaries. The BHC Act authorizes the Federal Reserve Board to approve the ownership of shares in any company, the activities of which have been determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHC Act.
         Consistent with its "source of strength" policy (see "Capital Adequacy Requirements," below), the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not pay cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears consistent with the company's capital needs, asset quality and overall financial condition. The Corporation ceased paying dividends in the third quarter of 1991. Dividend payments are expected to resume, based on achieved earnings, and when the Board of Directors determines that such payments are consistent with the long-term objectives of the Corporation.
         A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit.
         The Federal Reserve Board may, among other things, issue cease-and-desist orders with respect to activities of bank holding companies and nonbanking subsidiaries that represent unsafe or unsound practices or violate a law, administrative order or written agreement with a federal banking regulator. The Federal Reserve Board can also assess civil money penalties against companies or individuals who violate the BHC Act or other federal laws or regulations, order termination of nonbanking activities by nonbanking subsidiaries of bank holding companies and order termination of ownership and control of a nonbanking subsidiary by a bank holding company.

         National Banks
         The Bank is a national bank and, as such, is subject to supervision and examination by the Office of the Comptroller of the Currency (OCC) and requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged, and limitations on the types of investments that may be made and services that may be offered. Various consumer laws and regulations also affect the Bank's operations. These laws primarily protect depositors and other customers of the Bank, rather than the Corporation and its shareholders. The laws and regulations affecting the Bank were significantly altered and augmented by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).
         "Brokered deposits" are deposits obtained by a bank from a "deposit broker" or that pay above-market rates of interest. Under FDICIA, only a well capitalized depository institution may accept brokered deposits without the prior approval of the Federal Deposit Insurance Corporation (FDIC). Banks that are not at least adequately capitalized cannot obtain such approval. For purposes of this provision, the capital category definitions are similar, but not identical, to the OCC's definitions of those categories for the purpose of requiring prompt corrective action. See

"Capital Adequacy Requirements," below. Although the Bank sought, and received, the permission of the FDIC to accept brokered deposits in 1993, no such deposits have in fact been accepted.
        The Corporation's principal asset is its investment in, and its loans and advances to, the Bank. Bank dividends are one of the Corporation's principal sources of liquidity. The Bank's ability to pay dividends is limited by certain statutes and regulations. OCC approval is required for a national bank to pay a dividend if the total of all dividends declared in any calendar year exceeds the total of the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus. A national bank may not pay any dividend that exceeds its net profits then on hand after deducting its loan losses and bad debts, as defined by the OCC. The OCC and the Federal Reserve Board have also issued banking circulars emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and other factors. National banks that are not in compliance with regulatory capital requirements generally are not permitted to pay dividends.
         The OCC also can prohibit a national bank from engaging in an unsafe or unsound practice in its business. Depending on the bank's financial condition, payment of dividends could be deemed to constitute an unsafe or unsound practice. Under FDICIA, a bank may not, except under certain circumstances and with prior regulatory approval, pay a dividend if, after so doing, it would be undercapitalized. The Bank's ability to pay dividends in the future is, and could be further, influenced by regulatory policies or agreements and by capital guidelines. The Bank ceased paying dividends in the second quarter of 1991. Dividend payments were also restricted in 1993 by the terms of the Bank's Agreement with the OCC, which was terminated on January 21, 1994. See "Regulatory Agreements," below. Dividend payments are expected to resume, based on achieved earnings, and when the Board of Directors of the Bank determine that such payments are consistent with the long-term objectives of the Bank.
         The Bank's ability to make funds available to the Corporation is also subject to restrictions imposed by federal law on the Bank's ability to extend credit to the Corporation to purchase assets from it, to issue a guarantee, acceptance or letter of credit on its behalf (including an endorsement or standby letter of credit), to invest in its stock or securities, or to take such stock or securities as collateral for loans to any borrower. Such extensions of credit and issuances generally must be secured and are generally limited, with respect to the Corporation, to 10% of the Bank's capital stock and surplus.

         The Bank is insured by the FDIC and therefore is subject to its regulations. Among other things, FDICIA provided authority for special assessments against insured deposits and required the FDIC to develop a general risk-based assessment system. The insurance assessment is set forth in a schedule issued by the FDIC that specifies, at semiannual intervals, target reserve ratios for the Bank Insurance Fund designed to increase to at least 1.25% of estimated insured deposits in 15 years. During 1992, the assessment rate for all banks was 0.23% of the average assessment base. However, in October 1992, the FDIC adopted a risk-based assessment system under which insured institutions will be assigned to one of nine categories, based on capital levels and degree of supervisory concern. Depending on its category (which may not be disclosed without the permission of the FDIC), a bank's assessment now ranges from 0.23% to 0.31% of the base, effective January 1, 1993. Due to declines in total deposits, the increases in FDIC insurance assessment rates that became effective in July 1, 1992 and January 1, 1993 did not result in an increase in FDIC insurance assessment expense.
         FDICIA also contains numerous other regulatory requirements. Annual examinations are required for all insured depository institutions by the appropriate federal banking agency, with some exceptions. In December 1992, the Federal Reserve Board issued regulations under FDICIA requiring institutions to adopt policies limiting their exposure to correspondent institutions in relation to the correspondent's financial condition and, in particular, to limit exposure to any correspondent that is not adequately capitalized, as defined, to not more than 25% of the exposed institution's total capital. FDICIA also requires the banking agencies to review and, under certain circumstances, prescribe more stringent accounting and reporting standards than required by generally accepted accounting principles. In addition, FDICIA contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.
         Under FDICIA, institutions other than small institutions must prepare a management report stating management's responsibility for preparing the institution's annual financial statements, complying with designated safety and soundness laws and regulations and other related matters. The report also must contain an assessment by management of the effectiveness of internal controls over financial reporting and of the institution's compliance with designated laws and regulations. The institution's independent public accountant must examine, attest to, and report separately on, the assertions of management concerning internal controls over financial reporting and must apply procedures agreed to by the FDIC to test compliance by the institution with designated laws and regulations concerning loans to insiders and dividend restrictions.
         Banks and bank holding companies are also subject to the Community Reinvestment Act of 1977, as amended (CRA). CRA requires the Bank to ascertain and meet the credit needs of the communities it serves, including low- and moderate-income neighborhoods. The Bank's compliance with CRA is reviewed and evaluated by the OCC, which assigns the Bank a publicly available CRA rating at the conclusion of the examination. Further, an assessment of CRA compliance is also required in connection with applications for OCC approval of certain activities, including establishing or relocating a branch office that accepts deposits or merging or consolidating with, or acquiring the assets or assuming the liabilities of, a federally regulated financial institution. An unfavorable rating may be the basis for OCC denial of such an application, or approval may be conditioned upon improvement of the applicant's CRA record. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve Board will assess the CRA record of each subsidiary bank of the applicant, and such records may be the basis for denying the application.
         In the most recent completed examination, conducted in 1993, the OCC assigned the Bank a rating of "Satisfactory," the second highest of four possible ratings. From time to time, banking legislation has been proposed that would require consideration of the Bank's CRA rating in connection with applications by the Corporation or the Bank to the Federal Reserve Board or the OCC for permission to engage in additional lines of business. The Corporation cannot predict whether such legislation will be adopted, or its effect upon the Bank and the Corporation if adopted. The federal regulatory agencies recently issued proposed revisions to the rules governing CRA compliance. The proposed rules are intended to simplify CRA compliance evaluations by establishing performance-based criteria. The regulatory agencies have extended the time for comment on, and consideration of, the proposed rules, and management is unable to predict when, or in what form, such rules will be adopted, or the effect of the rules on the Bank's CRA rating.
         The OCC has enforcement powers with respect to national banks for violations of federal laws or regulations that are similar to the powers of the Federal Reserve Board with respect to bank holding companies and nonbanking subsidiaries. See "Bank Holding Companies," above.
         On December 21, 1993, an interagency policy statement was issued on the allowance for loan and lease losses (the Policy Statement). The Policy Statement requires that federally-insured depository institutions maintain an allowance for loan and lease losses (ALLL) adequate to absorb credit losses associated with the loan and lease portfolio, including all binding commitments to lend. The Policy Statement defines an adequate ALLL as a level that is no less than the sum of the following items, given the appropriate facts and circumstances as of the evaluation date:
         (1) For loans and leases classified as substandard or doubtful, all credit losses over the remaining effective lives of those loans.
         (2) For those loans that are not classified, all estimated credit losses forecast for the upcoming twelve months.
         (3) Amounts for estimated losses from transfer risk on international loans.
         Additionally, the Policy Statement provides that an adequate level of ALLL should reflect an additional margin for imprecision inherent in most estimates of expected credit losses.
         The Policy Statement also provides guidance to examiners in evaluating the adequacy of a bank's ALLL. Among other things, the Policy Statement directs examiners to check the reasonableness of ALLL methodology by comparing the reported ALLL against the sum of the following amounts:

         (a)       50 percent of the portfolio that is classified doubtful.
         (b)       15 percent of the portfolio that is classified substandard;
                   and
         (c) For the portions of the portfolio that have not been classified (including those loans designated special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date (based on the institutions's average annual rate of net charge-offs experienced over the previous two or three years on similar loans, adjusted for current conditions and trends).
         The Policy Statement specifies that the amount of ALLL determined by the sum of the amounts above is neither a floor nor a "safe harbor" level for an institution's ALLL. However, it is expected that examiners will review a shortfall relative to this amount as indicating a need to more closely review management's analysis to determine whether it is reasonable, supported by the weight of reliable evidence and that all relevant factors have been appropriately considered. The Company has reviewed the Policy Statement and believes that it will not have a material impact on the level of the Company's allowances for loan losses.

         Capital Adequacy Requirements
         Both the Federal Reserve Board and the OCC have adopted similar, but not identical, "risk-based" and "leverage" capital adequacy guidelines for bank holding companies and national banks, respectively. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for risk-free assets (e.g., cash) to 100% for relatively high-risk assets (e.g., commercial loans). These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base. Certain off-balance sheet items (e.g., standby letters of credit) are added to the risk-adjusted asset base. The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and national banks is presently 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general loan-loss allowance. As of December 31, 1993, the Corporation had a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 15.75% and a ratio of total capital to risk-weighted assets (total risk-based capital ratio) of 17.06%, while the Bank had a Tier 1 risk-based capital ratio of 14.78% and a total risk-based capital ratio of 16.09%.
         The minimum Tier 1 leverage ratio, consisting of Tier 1 capital to average adjusted total assets, is 3% for bank holding companies and national banks that have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other bank holding companies and national banks are expected to maintain a ratio of at least 1% to 2% or more above the stated minimum. As of December 31, 1993, the Corporation had a Tier 1 leverage ratio of 9.95%, and the Bank's Tier 1 leverage ratio was 9.38%.
         The OCC has adopted regulations under FDICIA establishing capital categories for national banks and prompt corrective actions for undercapitalized institutions. The regulations create five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The following table shows the minimum total risk-based capital, Tier 1 risk- based capital and Tier 1 leverage ratios, all of which must be satisfied for a bank to be classified as well capitalized, adequately capitalized or undercapitalized, respectively, together with the Bank's ratios at December 31, 1993:

                       Minimum total     Minimum Tier 1            Minimum
                          risk-based         risk-based             Tier 1
                       capital ratio      capital ratio     leverage ratio
- ---------------------------------------------------------------------------
Well capitalized(1)           10.00%              6.00%              5.00%
Adequately capitalized         8.00%              4.00%              4.00%(2)
Undercapitalized               6.00%              4.00%              3.00%

City National Bank
   (at December 31, 1993)     16.09%             14.78%              9.38%

(1) A bank may not be classified as well capitalized if it is subject to a specific agreement with the OCC to meet and maintain a specified level of capital.
(2) 3% for institutions having a composite rating of "1" in the most recent OCC examination.

         If any one or more of a bank's ratios are below the minimum ratios required to be classified as undercapitalized, it will be classified as substantially undercapitalized or, if in addition its ratio of tangible equity to total assets is 2% or less, it will be classified as critically undercapitalized. A bank may be reclassified by the OCC to the next level below that determined by the criteria described above if the OCC finds that it is in an unsafe or unsound condition or if it has received a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination and the deficiency has not been corrected, except that a bank cannot be reclassified as critically undercapitalized for such reasons.
         Under FDICIA and its implementing regulations, the OCC may subject national banks to a broad range of restrictions and regulatory requirements. A national bank may not pay management fees to any person having control of the institution, nor, except under certain circumstances and with prior regulatory approval, make any capital distribution if, after doing so, it would be undercapitalized. Undercapitalized banks are subject to increased monitoring by the OCC, are restricted in their asset growth, must obtain regulatory approval for certain corporate activities, such as acquisitions, new branches and new lines of business, and, in most cases, must submit to the OCC a plan to bring their capital levels to the minimum required in order to be classified as adequately capitalized. The OCC may not approve a capital restoration plan unless the bank's holding company guarantees that the bank will comply with it. Significantly and critically undercapitalized banks are subject to additional mandatory and discretionary restrictions and, in the case of critically undercapitalized institutions, must be placed into conservatorship or receivership unless the OCC and the FDIC agree otherwise.
         Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank. In addition, a bank holding company is required to guarantee that its subsidiary bank will comply with any capital restoration plan required under FDICIA. The amount of such a guarantee is limited to the lesser of (i) 5% of the bank's total assets at the time it became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with the capital restoration plan. A guaranty by the Corporation of a capital restoration plan for the Bank would result in a priority claim to the Corporation's assets ahead of the Corporation's other unsecured creditors and shareholders that would be enforceable even in the event of the Corporation's bankruptcy or the Bank's insolvency.

         Regulatory Agreements
         On November 18, 1992, the Bank entered into a written agreement with the OCC (the Agreement) with respect to capital and other matters described below, which replaced a memorandum of understanding dated June 26, 1991, between the Bank and the OCC. The Agreement required the Bank to generate through internal and external sources a minimum of $65 million in Tier 1 capital by June 30, 1993, so as to maintain a Tier 1 risk-based capital ratio of at least 10% and a Tier 1 leverage ratio of at least 7%. In June 1993, the Corporation completed an offering and sale of 12.7 million shares of common stock (the Offering) at a price of $6.375 per share. The gross proceeds of the Offering were $81.1 million before expenses of the issuance of $4.6 million. Upon completion of the Offering, the Corporation contributed $65 million in capital to the Bank to comply with the $65 million capital - raising requirement in the Agreement with the OCC.
         The Agreement also required the Bank to develop a three-year capital plan and a three-year business plan and continue to improve its policies and procedures in the lending and credit administration areas. Each of these requirements was successfully met prior to December 31, 1993. As a result, on January 21, 1994, the OCC lifted the Agreement.
         On February 24, 1993, the Corporation entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco. The memorandum of understanding required the Corporation to submit to the Federal Reserve Bank a summary of measures to improve the Bank's financial condition and ensure the Bank's compliance with the Agreement, a plan to ensure the Corporation's maintenance of adequate consolidated capital levels commensurate with its risk profile, and quarterly progress reports. Under the memorandum of understanding, the Corporation was required to give prior notice to the Federal Reserve Bank of the declaration of any cash dividends or the incurrence of debt, other than operating expenses, and the Corporation was not permitted to repurchase any of its outstanding stock without the Federal Reserve Bank's prior approval. In February 1994, the Federal Reserve Bank of San Francisco notified the Corporation that the memorandum of understanding was lifted.

ITEM 2.  PROPERTIES
         The Company has its principal offices in the City National Bank Building, 400 North Roxbury Drive, Beverly Hills, California 90210, which the Bank owns and occupies. As of December 31, 1993, the Bank and its subsidiaries actively maintained premises composed of 22 banking offices, a computer center, a regional data capture center, a warehouse, and certain other properties.
         Since 1967, the Bank's Pershing Square Regional Office and a number of Bank departments have been the major tenant of the office building located at 600 South Olive Street in downtown Los Angeles. The building was originally developed and built by a partnership between a wholly-owned subsidiary of the Bank, Citinational Bancorporation, and Buckeye Construction Co. and Buckeye Realty and Management Corporation (two corporations then affiliated with Mr. Bram Goldsmith, Chairman of the Board and Chief Executive Officer of the Corporation and the Bank); since its completion, the building has been owned by Citinational-Buckeye Building Co., a limited partnership of which Citinational Bancorporation and Olive-Sixth Buckeye Co. are the only general partners, each with a 29% partnership interest. Citinational Bancorporation has an additional 3% interest as a limited partner of Citinational-Buckeye Building Co.; the remainder is held by other, unaffiliated limited partners. Olive-Sixth Buckeye Co. is a limited partnership of which Mr. Goldsmith is a 49% general partner; therefore, Mr. Goldsmith has an indirect 14% ownership interest in Citinational-Buckeye Building Co. The remaining general partner and all limited partners of Olive-Sixth Buckeye Co. are not affiliated with the Corporation. Since 1990, Citinational-Buckeye Building Co. has managed the building, which is expected to require capital investment of approximately $2.2 million over the next four years, the source of which is uncertain.
         The major encumbrance on real properties owned directly by the Bank or its subsidiaries is a deed of trust on the 600 South Olive Street building, securing a note in favor of City National Bank on which the unpaid balance at December 31, 1993, was $16,650,842.

         The Bank's subsidiary, Citinational Bancorporation, also owns two buildings located on Olympic Boulevard in downtown Los Angeles, approximately 80,000 square feet of which is subject to a lease between Citinational Bancorporation and Systematics Financial Services, Inc., that expires on December 31, 2000.
         Twenty additional branch locations throughout Southern California are leased by the Bank at annual rentals (exclusive of operating charges and real property taxes) of approximately $4,500,000, with expiration dates ranging from 1994 to 2016, exclusive of renewal options. The Northridge earthquake of January 17, 1994, resulted in damage to several of the Bank's facilities, of which two remain closed. Of these, one will be closed permanently as part of the Bank's branch restructuring, and the Bank is negotiating for alternate facilities to replace the other.

ITEM 3.  LEGAL PROCEEDINGS
         The Corporation and its subsidiaries are defendants in various pending lawsuits claiming substantial amounts. Based on present knowledge, management and in-house counsel are of the opinion that the final outcome of such lawsuits will not have a material adverse effect upon the financial position or the future results of its operations.
         The Company is not aware of any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the voting securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT
         Shown below are names and ages of all executive officers of the Corporation and officers of the Bank who may be deemed to be executive officers of the Corporation, with indication of all positions and offices with the Corporation and the Bank. There was no family relationship among the executive officers.

                             Capacities in which served:
                             Present principal occupation and principal
        Name          Age    occupation during the past five years
- ----------------      ---    ---------------------------------------------------------------------------------------------------
Bram Goldsmith         71    Chairman of the Board and Chief Executive Officer, City National Bank and City National Corporation

George H. Benter, Jr.  52    President and Chief Operating Officer, City National Bank, since May, 1992; President, City National
                             Corporation, since February 1993; Vice Chairman and Chief Credit Officer, Security Pacific
                             Corporation (1991 to 1992), Vice Chairman, Security Pacific National Bank, prior to 1991

Steven D. Broidy       56    Vice Chairman and Chief Administrative Officer, City National Bank, since May 1992; Vice Chairman, City
                             National Corporation, since February 1993; Partner, Loeb and Loeb, October 1988 to 1992

Frank P. Pekny         50    Executive Vice President and Chief Financial Officer, City National Bank, since October 1992;
                             Executive Vice President and Treasurer/Chief Financial Officer, City National Corporation, since
                             December 1992; Executive Vice President, BankAmerica Corporation, April 1992 to September 1992;
                             Executive Vice President, Security Pacific Corporation, October 1990 to April 1992; Vice Chairman and
                             Chief Financial Officer, Security Pacific National Bank, October 1988 to April 1992

Charles D. Kenny       48    Executive Vice President, Secretary and General Counsel, City National Bank, since September 1992; and
                             Manager, Investment Management and Trust Services since October 1993; Executive Vice President,
                             Secretary and General Counsel, City National Corporation, since February 1993; Managing Director and
                             Chief Administrative Officer, World Cup U.S.A. 1994, Inc., June 1991 to September 1992; Executive
                             Vice President, Sanwa Bank California, January 1991 to June 1991, Executive Vice President, General
                             Counsel and Secretary, Union Bank, prior to June 1991

                             Capacities in which served:
                             Present principal occupation and principal
        Name          Age    occupation during the past five years
- ----------------      ---    -------------------------------------------------------------------------------------------------------
Robert A. Moore        51    Executive Vice President and Manager, Credit Services, City National Bank, since April 1992; Senior
                             Vice President and Chief Credit Officer, Corporate Banking Group, Security Pacific National Bank,
                             1991 to April 1992; Senior Vice President, Wells Fargo Bank, 1988 to 1991

Jeffery L. Puchalski   38    Executive Vice President and Senior Risk Management Officer, Risk Management, City National Bank from
                             November 1991; Principal, The Secura Group, national bank and thrift consulting firm, from August 1988

Heng W. Chen           41    Senior Vice President, Finance, City National Bank from August 1988; Assistant Treasurer, City National
                             Corporation from April 1991


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The information regarding the market for the Corporation's Common
Stock and related stockholder matters appearing under the caption "Market Data on Shares of Common Stock" on page 33 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1993, is incorporated by reference in this Annual Report on Form 10-K. Information regarding restrictions on the Corporation's payment of dividends appearing under "Capital" and Note 12 to the consolidated financial statements of the Company and its subsidiaries, appearing on pages 20 and 49 respectively of the Corporation's Annual Report to Shareholders for the year ended December 31, 1993, are hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA
         The selected financial data for the five years ended December 31, 1993, appearing under "Selected Financial Information" on page 7 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1993, is incorporated by reference in this Annual Report on Form 10-K.

         The Corporation's dividend payout ratio for 1990 and 1989 was 47.4% and 31.0%, respectively. Due to the Corporation's loss in 1991, the dividend payout ratio for 1991 is not meaningful. The Corporation did not pay any dividends in 1993 or 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         The information required by this item appearing on pages 8 through 33 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1993, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Corporation and its subsidiaries and the notes thereto, and the condensed financial statements of the registrant (the Corporation), together with the report thereon of KPMG Peat Marwick dated January 21, 1994, appearing on pages 35 through 53, and the supplementary data under "1993 Quarterly Operating Results" and "1992 Quarterly Operating Results" on page 34 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1993, together with the report of Price Waterhouse dated January 13, 1993, are incorporated by reference in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         The information required by this item appearing in Item 4 of the Registrant's Form 8-K/A dated August 25, 1993 is incorporated by reference in this Annual Report on Form 10-K. There were no disagreements with accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         To the extent not provided above, the information required by this item appearing under the captions "Election of Directors" and "Compliance With
Section 16(a) of Securities Exchange Act of 1934" on pages 4 through 6 and 22 of the Registrant's Notice of Annual Meeting and Proxy Statement dated March 18, 1994, is incorporated by reference in this Form 10-K Annual Report. See "Executive Officers of the Registrant," above.

ITEM 11. EXECUTIVE COMPENSATION
         The information required by this item regarding executive compensation appearing under the caption "Compensation of Directors and Executive Officers" on pages 7 through 18 of the Registrant's Notice of Annual Meeting and Proxy Statement dated March 18, 1994, is incorporated by reference in this Form 10-K Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         The information required by this item appearing under the captions "Record Date and Number of Shares Outstanding; Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 2, 3 and 19 through 21 of the Registrant's Notice of Annual Meeting and Proxy Statement dated March 18, 1994, is incorporated by reference in this Form 10-K Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         The information required by this item appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management and Others" on page 14, 21 and 22 of the Registrant's Notice of Annual Meeting and Proxy Statement dated March 18, 1994, is incorporated by reference in this Form 10-K Annual Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

                                                                                                             Page in
                                                                                                          Annual Report*
                                                                                                          -------------
         1.        Financial Statements:

                   Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .  35
                   Consolidated Balance Sheet at December 31, 1993 and 1992 . . . . . . . . . . . . . .  . . .  36
                   Consolidated Statement of Operations for each of the
                     three years in the period ended December 31, 1993  . . . . . . . . . . . . . . . . .  . .  37
                   Consolidated Statement of Cash Flows
                     for each of the three years in the period ended
                     December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .  38
                   Consolidated Statement of Changes
                     in Shareholders' Equity for each of the three years
                     in the period ended December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . .  . .  39
                   Footnotes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .  40-53
                   Condensed Balance Sheet (Parent Company)
                     at December 31, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .  52
                   Condensed Statement of Operations (Parent Company) for each of the three years in the period ended December 31, 1993  . . . . . . . . . . . . . . . . .  . .  53
                   Condensed Statement of Cash Flows (Parent Company)
                     for each of the three years in the period
                     ended December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .  53

                   *Incorporated by reference from the indicated pages of the 1993 Annual Report to Shareholders.


         2.        All other schedules and separate financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they are not applicable.

         3. Exhibits (listed by numbers corresponding to Exhibit Table of Item 601 in Regulation S-K)

     No.
     --
      3.1         Certificate of Incorporation (This Exhibit is incorporated by reference to the Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1990.)

      3.2         By-Laws, as amended to date

     10.1         Data Processing Agreement by and between Systematics, Inc. and City National Bank dated January 1, 1991, as amended (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

     10.2         Employment Agreement made as of January 31, 1990, by and between Bram Goldsmith and City National Bank (This
                  Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                  31, 1991.)

     10.2.1       Description of amendments of Bram Goldsmith employment agreement effective September 1, 1992  (This exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1992.)

     10.3         Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith
                  1980 Insurance Trust, dated as of June 13, 1980, as amended to date (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

     10.4         Description of amendments to Bram Goldsmith employment agreement (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

     10.5         Lease dated January 11, 1991, between Citinational-Buckeye Building Co. and City National Bank for rental of space on the 14th floor on a month-to-basis, as amended (This Exhibit is incorporated by reference to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

     10.6         Lease dated January 11, 1991, between Citinational-Buckeye Building Co. and City National Bank for rental of space on the 20th floor until December 31, 1996, as amended (This Exhibit is incorporated by reference to the
                  Company's Annual Report in Form 10-K for the year ended December 31, 1991.)

      No.
      --
     10.7         Lease dated September 30, 1991, between Citinational-Buckeye Building Co. and City National Bank for rental of space on the 9th floor until December 31, 1996 (This Exhibit is incorporated by reference to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1991.)

     10.8         Lease dated March 6, 1991, between Citinational-Buckeye Building Co. and City National Bank for rental of space on the 16th floor on a month-to-month basis, as amended (This Exhibit is incorporated by reference to the Company's Annual Report in Form 10-K for the year ended December 31, 1991.)

     10.10        City National Corporation 1985 Stock Option Plan, as amended to date (This Exhibit is incorporated by reference to the Company's Annual Report in Form 10-K for the year ended December 31, 1991.)

     10.11        Agreement By and Between City National Bank Beverly Hills, California and the Comptroller of the Currency,
                  dated November 18, 1992  (This Exhibit is incorporated by reference to the Registrant's Current Report in
                  Form 8-K dated November 18, 1992.)

     10.11.1      Termination of the Formal Agreement, Office of the Comptroller of the Currency, dated January 21, 1994.

     10.12        Memorandum of Understanding by and between City National Corporation and the Federal Reserve Bank of San
                  Francisco, dated February 24, 1993  (This exhibit is incorporated by reference to the Company's Annual Report in Form 10-K for the year ended December 31, 1992.)

     10.12.1      Letter from The Federal Reserve Bank of San Francisco to City National Bank dated February 23, 1994.

     10.13        Asset Purchase Agreement by and between Systematics Financial Services, Inc. and City National Bank, dated
                  December 17, 1992 (This exhibit is incorporated by reference to the Company's Annual Report in Form 10-K for the year ended December 31, 1992.)

     10.14        Letter from City National Bank to George H. Benter, Jr., dated March 31, 1992 (This exhibit is incorporated by reference to the Company's Annual Report in Form 10-K for the year ended December 31, 1992.)

      No.
      --
     10.15        Letter from City National Bank to Steven D. Broidy, dated March 31, 1992 (This exhibit is incorporated by reference to the Company's Annual Report in Form 10-K for the year ended December 31, 1992.)

     10.17        Agreement by and among City National Corporation and the directors thereof, dated as of November 18, 1992
                  (This exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1992.)

     10.18        Asset Sale Agreement (Pool 1) by and between City National Bank as Seller and WHC-THREE Investors, L.P., as
                  Purchaser, dated November 1, 1993.

     10.19        Asset Sale Agreement (Pools 2 Through 6) by and between City National Bank as Seller and WHC-THREE Investors,
                  L.P., as Purchaser, dated November 1, 1993.

     10.20        Agreement for Separation From Employment and Release by and between Alexander L. Kyman and City National
                  Bank, dated November 3, 1993.

     10.20.1      Letter from City National Bank to Alexander L. Kyman, dated November 3, 1993.

     13           Pages 7 through 53 of Annual Report to Security Holders for the year ended December 31, 1993

     13.1         Report of Price Waterhouse, dated January 13, 1993.

     16           Letter from Price Waterhouse (This Exhibit is incorporated by reference to the Company's Current Report on
                  Form 8-K/A, dated August 25, 1993.)

     21           Subsidiaries of the registrant

     23.1         Consent of KMPG Peat Marwick

     23.2         Consent of Price Waterhouse

(b) During the calendar quarter ended December 31, 1993, the registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                City National Corporation
                                                -------------------------
                                                      (Registrant)



March 23, 1994                                  By  /s/  Bram Goldsmith
                                                    ------------------------
                                                    Bram Goldsmith, Chairman
                                                    of the Board and Chief
                                                    Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                Title                           Date
- --------------------------------         ------------------------------        --------------
/s/ Bram Goldsmith                       Chairman of the Board, Chief          March 23, 1994
- -----------------------------------      Executive Officer and Director
Bram Goldsmith
(Principal Executive Officer)


/s/ Frank P. Pekny                       Executive Vice President and          March 23, 1994
- -----------------------------------      Treasurer/Chief Financial Officer
Frank P. Pekny
(Principal Financial Officer)


/s/ Heng W. Chen                         Assistant Treasurer                   March 23, 1994
- -----------------------------------
Heng W. Chen
(Principal Accounting Officer)


/s/ George H. Benter, Jr.                President and Director                March 23, 1994
- -----------------------------------
George H. Benter, Jr.


/s/ Steven D. Broidy                     Vice Chairman and Director            March 23, 1994
- -----------------------------------
Steven D. Broidy

/s/ Richard L. Bloch                    Director                              March 23, 1994
- -----------------------------------
Richard L. Bloch


/s/ Mirion P. Bowers, M.D.              Director                              March 23, 1994
- -----------------------------------
Mirion P. Bowers, M.D.


/s/ Stuart D. Buchalter                 Director                              March 23, 1994
- -----------------------------------
Stuart D. Buchalter


/s/ Russell D. Goldsmith                Director                              March 23, 1994
- -----------------------------------
Russell D. Goldsmith


/s/ Burton S. Horwitch                  Director                              March 23, 1994
- -----------------------------------
Burton S. Horwitch


/s/ Charles E. Rickershauser, Jr.       Director                              March 23, 1994
- -----------------------------------
Charles E. Rickershauser, Jr.


/s/ Edward Sanders                      Director                              March 23, 1994
- -----------------------------------
Edward Sanders


/s/ Andrea L. Van De Kamp               Director                              March 23, 1994
- -----------------------------------
Andrea L. Van de Kamp


                                        Director                              March 23, 1994
- -----------------------------------
Kenneth Ziffren

                              INDEX TO EXHIBITS


    Exhibit No.
    -----------
       3.2         By-Laws, as amended to date

      10.11.1      Termination of the Formal Agreement, Office of the Comptroller of the Currency, dated January 21, 1994

      10.12.1      Letter from The Federal Reserve Bank of San Francisco to City National Bank dated February 23, 1994.

      10.18        Asset Sale Agreement (Pool 1) by and between City National Bank as Seller and WHC-THREE Investors, L.P., as
                   Purchaser, dated November 1, 1993.

      10.19        Asset Sale Agreement (Pools 2 Through 6) by and between City National Bank as Seller and WHC-THREE Investors,
                   L.P., as Purchaser, dated November 1, 1993.

      10.20        Agreement for Separation From Employment and Release by and between Alexander L. Kyman and City National Bank, dated November 3, 1993.

      10.20.1      Letter from City National Bank to Alexander L. Kyman, dated November 3, 1993.

      13           Pages 7 through 53 of Annual Report to Security Holders for the year ended December 31, 1993.

      13.1         Report of Price Waterhouse, dated January 13, 1993.

      21           Subsidiaries of the registrant

      23.1         Consent of KMPG Peat Marwick

      23.2         Consent of Price Waterhouse
