Form 10-Q
period 1994-03-31
CITY NATIONAL CORP
filed 1994-05-13
CIK 201461

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter ended March 31, 1994  Commission File Number 1-10521


                           CITY NATIONAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          95-2568550
- --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


     400 North Roxbury Drive, Beverly Hills, California        90210
- --------------------------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)


     Registrant's telephone number, including area code    (213) 550-5400
                                                           --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES     X     NO
                                     ------      ------

Number of shares of common stock outstanding at April 30, 1994:  45,070,979


     This Form 10-Q contains 26 pages.

                            CITY NATIONAL CORPORATION
                            Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                                    March 31     December 31      March 31
                                                                      1994          1993            1993
                                                                    --------     -----------     ---------
                                                                           (Dollars in thousands)
  Cash and due from banks .......................................   $  238,255    $  234,504     $  293,364
  Interest-bearing deposits in other banks ......................          637           649            606
  Federal funds sold and securities purchased under
    resale agreements ...........................................      215,000       265,000        275,000
  Investment securities (market values $765,593, $902,738
    and $364,213 at March 31, 1994, December 31, 1993 and
    March 31, 1993, respectively) ...............................      781,356       902,481        357,995
  Securities available for sale (cost $92,814 and $2,000 at
    March 31, 1994 and December 31, 1993, respectively, and
    market value of $27,467 at March 31, 1993)...................       92,186         2,000         26,915
  Trading account securities ....................................       15,881        39,765         26,405
  Loans..........................................................    1,524,853     1,620,556      1,871,588
  Less allowance for credit losses ..............................      111,461       110,499        130,067
                                                                    ----------    ----------     ----------
    Net loans ...................................................    1,413,392     1,510,057      1,741,521
  Leveraged leases ..............................................       10,059        13,852         13,735
  Premises and equipment, net ...................................       18,947        20,359         22,590
  Customers' acceptance liability ...............................        4,279         5,150          4,191
  Other real estate .............................................        3,677         5,559          7,324
  Deferred tax asset ............................................       21,345        18,050         35,720
  Assets held for accelerated disposition .......................        2,779        17,450         70,225
  Other assets ..................................................       57,890        65,750         53,599
                                                                    ----------    ----------     ----------
    Total assets ................................................   $2,875,683    $3,100,626     $2,929,190
                                                                    ==========    ==========     ==========

                                 LIABILITIES
  Demand deposits ...............................................   $  935,604    $1,088,026     $  927,692
  Interest checking deposits ....................................      287,508       324,034        272,440
  Money market accounts .........................................      745,298       742,381        732,661
  Savings deposits ..............................................      101,079       107,221        106,646
  Time deposits - under $100,000 ................................       92,824        96,672        112,643
  Time deposits - $100,000 and over .............................      152,369       168,433        215,675
                                                                    ----------    ----------     ----------
    Total deposits ..............................................    2,314,682     2,526,767      2,367,757
  Federal funds purchased and securities sold
    under repurchase agreements .................................      194,248       202,459        327,972
  Other short-term borrowings ...................................       15,000        15,000         15,000
  Mortgages payable .............................................        7,284        26,319          -
  Other liabilities .............................................       33,614        26,857         11,702
  Acceptances outstanding .......................................        4,279         5,150          4,191
                                                                    ----------    ----------     ----------
    Total liabilities ...........................................    2,569,107     2,802,552      2,726,622
                                                                    ----------    ----------     ----------

  Commitments and contingencies

                               SHAREHOLDERS' EQUITY
  Preferred Stock, authorized-5,000,000 shares since April 1993 none outstanding
  Common stock- par value- $1.00
  Authorized-75,000,000 shares since April 1993

  Outstanding-45,065,730, 45,027,417 and 32,302,041
    at March 31, 1994, December 31, 1993 and
    March 31, 1993, respectively ................................       45,066        45,027         32,302
  Additional paid in capital ....................................      262,681       262,471        198,638
  Unrealized losses on securities available for sale.............         (407)       -               -
  Accumulated deficit............................................         (764)       (9,424)       (28,372)
                                                                    ----------    ----------     ----------
    Total shareholders' equity ..................................      306,576       298,074        202,568
                                                                    ----------    ----------     ----------
    Total liabilities and shareholders' equity ..................   $2,875,683    $3,100,626     $2,929,190
                                                                    ==========    ==========     ==========

   See accompanying Notes to the Unaudited Consolidated Financial Statements

                           City National Corporation
                      Consolidated Statement of Operations
                                  (Unaudited)


                                                 For the quarter ended March 31,
                                                 -------------------------------
                                                       1994           1993
                                                 ---------------  --------------
                                                       (Dollars in thousands)
Interest income:
  Interest and fees on loans ......................     $29,499       $36,118
  Interest on federal funds sold and securities
     purchased under resale agreements ............       1,653         1,612
  Interest on investment securities:
     U.S. Treasury and federal agency securities...       8,841         5,907
     Municipal securities .........................         158            -
     Other securities .............................         243           203
  Interest on securities available for sale........         130           453
  Interest on trading account securities...........         214           276
                                                        -------      --------
     Total ........................................      40,738        44,569
                                                        -------      --------
Interest expense:
  Interest on deposits ............................       7,167         9,369
  Interest on federal funds purchased and
     securities sold under repurchase agreements...       1,479         2,634
  Interest on other short-term borrowings .........         103           119
                                                        -------      --------
     Total ........................................       8,749        12,122
                                                        -------      --------
  Net interest income .............................      31,989        32,447
  Provision for credit losses .....................       3,000        11,500
                                                        -------      --------
  Net interest income after provision
     for credit losses ............................      28,989        20,947
                                                        -------      --------
Noninterest income:
  Service charges on deposit accounts .............       2,771         2,704
  Trust fees ......................................       1,810         2,030
  Customer trading account income .................       1,459         1,709
  All other income ................................       2,950         3,386
  Gain on sale of leverage leases .................       1,331            -
  Gain on sale of merchant draft business .........          -          1,850
                                                        -------      --------
     Total noninterest income......................      10,321        11,679
                                                        -------      --------
Noninterest expense:
  Salaries and other employee benefits ............      16,733        18,380
  Net occupancy of premises .......................       2,641         2,696
  Data processing .................................       1,744         1,995
  Professional ....................................       1,586         1,644
  FDIC insurance ..................................       1,500         2,091
  Office supplies .................................       1,196         1,292
  Depreciation ....................................       1,061         1,116
  Promotion .......................................         811           387
  Equipment .......................................         536           472
  Other operating .................................       2,826         2,354
  Other real estate expense (income)...............      (4,526)       40,336
                                                        -------      --------
     Total noninterest expense.....................      26,108        72,763
                                                        -------      --------
Income (loss) before taxes                               13,202       (40,137)
Income taxes (benefit) ............................       4,542       (14,283)
                                                        -------      --------
Net income (loss) .................................     $ 8,660      $(25,854)
                                                        =======      ========
Income (loss) per share ...........................       $0.19        $(0.80)
                                                          =====        ======
Shares used to compute earnings (loss) per share...  45,292,079    32,302,041
                                                     ==========    ==========

   See accompanying Notes to the Unaudited Consolidated Financial Statements

                           City National Corporation
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                              For the three months
                                                                                 ended March 31
                                                                             -----------------------
                                                                                1994         1993
                                                                             -----------  ----------
                                                                              (Dollars in thousands)
Operating Activities
Net income (loss) ......................................................     $   8,660    $ (25,854)
Adjustment to net income (loss):
   Provision for credit losses .........................................         3,000       11,500
   Writedowns on ORE ...................................................          -          39,620
   Gain on sales of ORE and Disposition Program assets..................        (4,591)        -
   Depreciation ........................................................         1,061        1,116
   Net (increase) decrease in trading securities .......................        23,884      (16,147)
   Net (increase) decrease in deferred tax benefits ....................        (3,295)       1,400
   Other, net ..........................................................         7,510        9,246
                                                                             ---------    ---------
      Net cash provided by operating activities.........................        36,229       20,881
                                                                             ---------    ---------
Investing Activities
Net decrease in short-term investments .................................            12       14,350
Maturities of securities available for sale.............................          -           3,240
Purchases of securities available for sale .............................       (90,813)        -
Maturities of investment securities ....................................       308,562       62,394
Purchases of investment securities......................................      (187,752)      (6,850)
Loans originations and principal collections, net ......................        86,824      175,427
Proceeds from sales of ORE and Disposition Program assets ..............         7,368        2,628
Other, net .............................................................        13,368       (9,260)
                                                                             ---------    ---------
   Net cash provided by investing activities ...........................       137,569      241,929
                                                                             ---------    ---------
Financing Activities
Net decrease in federal funds purchased and securities sold
   under repurchase agreements .........................................        (8,211)     (11,177)
Net decrease in deposits ...............................................      (212,085)    (543,519)
Proceeds from issuance of stock.........................................           229          433
Other, net .............................................................            20         -
                                                                             ---------    ---------
   Net cash used in financing activities ...............................      (220,047)    (554,263)
                                                                             ---------    ---------
Net decrease in cash and cash equivalents .............................        (46,249)    (291,453)
Cash and cash equivalents at beginning of period .......................       499,504      859,817
                                                                             ---------    ---------
Cash and cash equivalents at end of period .............................     $ 453,255    $ 568,364
                                                                             =========    =========
Supplemental disclosures of cash flow information
   Cash paid (received) during the period for:
      Interest..........................................................     $   8,852    $  12,475
      Income taxes......................................................          -         (30,023)

   Non-cash investing activities:
      Transfer from loans to ORE and Disposition Program................          -          70,225


   See accompanying Notes to the Unaudited Consolidated Financial Statements

                           CITY NATIONAL CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                For the three months ended
                                                        March 31
                                                --------------------------
                                                     1994       1993
                                                 ----------  -----------
                                                 (Dollars in thousands)
Common Stock
         Balance, beginning of period  .........   $ 45,027   $ 32,240
         Stock options exercised ...............         39         62
                                                   --------   --------
         Balance, end of period ................     45,066     32,302
                                                   --------   --------

Additional paid in capital
         Balance, beginning of period  .........    262,471    198,222
         Stock options exercised ...............        190        371
         Tax benefit from stock options ........         20         45
                                                   --------   --------
         Balance, end of period ................    262,681    198,638
                                                   --------   --------

Unrealized losses on securities held for sale
         Balance, beginning of period  .........       -          -
         Change during period ..................       (407)      -
                                                   --------   --------
         Balance, end of period ................       (407)      -
                                                   --------   --------

Accumulated deficit
         Balance, beginning of period   ........     (9,424)    (2,518)
         Net income (loss) .....................      8,660    (25,854)
                                                   --------   --------
         Balance, end of period ................       (764)   (28,372)
                                                   --------   --------
Total shareholders' equity .....................   $306,576   $202,568
                                                   ========   ========


     See accompanying Notes to the Unaudited Consolidated Financial Statements

NOTES TO THE FINANCIAL STATEMENTS OF THE REGISTRANT

1. The results of operations reflect the interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2. In March of 1993, the Company adopted a program (Disposition Program) to accelerate the disposition of certain assets, consisting of other real estate owned (ORE), including in-substance foreclosures, and certain nonaccrual loans. The assets included in this program are segregated as "assets held for accelerated disposition" on the consolidated balance sheet. The book value of these assets prior to the adoption of the disposition program was $88.9 million of ORE and $30.6 million of nonaccrual loans. A credit loss provision of $4.0 million and additional ORE writedowns and expense accruals of $36.5 million and certain charge offs in the amount of $12.4 million were recorded during the first quarter of 1993 to record the assets at their estimated liquidation values. The Bank signed a definitive agreement to sell, as of November 1, 1993, all six asset pools in the Disposition Program. The sale of the loans contained in the Disposition Program for $48.3 million closed concurrently with the signing of the definitive agreement and a gain of $12.8 million was recognized at that time. During the first quarter of 1994, the Company closed the sale of substantially all of the ORE contained in the Disposition Program and recorded a gain of $3.5 million.

3. Securities held for investment are classified as investment securities. Because the Company has the ability and management has the intent to hold investment securities until maturity, investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts. Trading account securities are stated at market value. Investments not classified as trading securities nor as investment securities are classified as securities available for sale and recorded at fair value. Unrealized holding gains or losses for securities available for sale are excluded from earnings and reported as a net amount after taxes, in a separate component of shareholders' equity, until realized.

4. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under resale agreements, and do not include items with original maturities of over 90 days.

5. On April 20, 1993, the shareholders of the Company authorized an additional 25 million shares of common stock and 5 million shares of preferred stock, $1.00 par value. The rights and preferences of the preferred stock will be determined by the Company's Board of Directors at such time, if any, as the issuance of the preferred stock is authorized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion summarizes some of the developments significant to City National Corporation during the first quarter of 1994. However, the Company's consolidated financial statements for the quarter and the entire Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report should be reviewed for a more complete understanding of the Company's financial position and its results of operations.

    City National Corporation (the Corporation) is the holding company for City National Bank (the Bank). Because the Bank constitutes substantially all of the business of the Company, references to the Company in this Item 2 reflect the consolidated activities of the Company and the Bank.

    The Company recorded consolidated net income of $8.7 million, or $.19 per share, in the first quarter of 1994, compared to a loss of $25.9 million, or $.80 per share, in the first quarter of 1993, and net income of $4.6 million, or $.10 per share, in the fourth quarter of 1993. The change between first quarters primarily was the result of a decrease in net ORE results of $44.9 million, a decrease in the credit loss provision of $8.5 million and a $1.8 million decrease in noninterest expense other than ORE expense. These factors were partially offset by a decrease in noninterest income of $1.4 million due to lower volumes.

    Return on average assets for the first quarters of 1994 and 1993 was 1.23% and (3.41%), respectively. Return on average equity for the first quarters of 1994 and 1993 was 11.65% and (46.1%), respectively.

    The allowance for credit losses at March 31, 1994 was $111.5 million, or 7.31% of loans outstanding, up from 6.82% at December 31, 1993 and 6.95% at March 31, 1993. Net charge offs totaled $2.0 million in the first quarter of 1994, or .51% of average loans, down from $18.4 million, or 4.63% of average loans, in the fourth quarter of 1993, and less than the $17.5 million, or 3.53% of average loans, in the first quarter of 1993.

    Based on existing economic indicators and independent economic forecasts, management believes that a recovery in the Southern California economy is likely to begin in the later part of 1994, but the strength, timing and consistency of any such recovery is not yet determinable. Based on its review of the loan portfolio, management anticipates that net charge offs and provisions for credit losses for 1994 will decrease from 1993 levels.

    Nonaccrual loans totaled $65.1 million at March 31, 1994, or 4.3% of total loans, down from $71.1 million, or 4.4%, at December 31, 1993, and $113.8 million, or 6.1%, a year earlier. ORE totaled $3.7 million at March 31, 1994, down from $5.6 million at December 31, 1993, and $7.3 million at March 31, 1993. The reduction in nonaccrual loans between first quarters was principally attributable to payments, restoration of loans to accrual status and charge offs.

    During the first quarter of 1994, the Bank completed the sale of substantially all of the ORE contained in its accelerated asset disposition program (Disposition Program) and recognized a pretax gain of $3.5 million, which was included in net ORE results.

    In April, 1994, the Bank completed a consolidation plan to improve efficiency and operational productivity in its branch network. The streamlining reduced the Bank's total number of branches from 22 to 16, while designating four of the remaining locations as regional commercial lending centers. In addition to providing a full array of regular banking services, the centers house teams of lenders specializing in serving mid-size businesses, as well as the Bank's larger, more complex relationships. Completion of the branch restructuring is expected to result in an expense savings of approximately $8.0 million per year, before the effect of inflation and other factors. However, this will be partially offset by decreased income resulting from reductions in loans and deposits caused by the consolidation.

    On January 21, 1994, the Office of the Comptroller of the Currency (OCC) terminated the written agreement with the Bank (Agreement) that had been in effect since November 18, 1992. In February 1994, the Federal Reserve Bank of San Francisco notified the Corporation that the Memorandum of Understanding
(MOU), which it had entered into with the Corporation in February 1993, was also terminated.

    On January 17, 1994 and during the days thereafter, Los Angeles was struck by a series of strong earthquakes. Based on the information currently available, the Bank does not believe that earthquake-related losses, including those related to its facilities, will be material to the Bank's financial position.

NET INTEREST INCOME

    Taxable equivalent net interest income was $32.2 million in the first quarter of 1994, down 2.3% from the year-ago quarter. The decline resulted primarily from a $67 million (2.5%) decrease in average interest earning assets for the first quarter from the year ago quarter. The net interest margin increased slightly from 5.03% in 1993 to 5.04% in 1994.

    Management expects interest earning assets to increase from the $2.590 billion average level for the first quarter of 1994, primarily due to increased purchases of securities. The increases in interest earning assets and the recent increases in the prime interest rate, if sustained, are expected to result in higher net interest income for the remainder of 1994, compared to the first quarter of 1994.

    Average loans declined $410.1 million (20.7%) between first quarters to $1.572 billion at March 31, 1994. The majority of this decrease reflected lower average commercial loans outstanding, down $210.3 million (18.9%). This decline resulted from decreased loan demand because of the recession in Southern California. Average construction loans decreased $86.1 million (87.6%) from the first quarter of 1993, primarily because the Bank significantly curtailed new construction loan commitments beginning in late 1990. Average real estate mortgage loans decreased $98.4 million (13.8%) between first quarters, primarily because of the sale of $73.7 million of equity line of credit (ELC) loans in April 1993.

    Average taxable investment securities increased $372.2 million (93.0%) between first quarters, as a result of the investment of the Bank's excess liquidity in government and agency securities during the last twelve months. Average state and municipal securities decreased $17.0 million (60.5%) between first quarters due to maturities.

    The Bank's interest bearing deposits decreased between first quarters partly as a result of the low interest rates paid to depositors, while total deposits decreased due to the weak economy and the uncertainty caused by the Bank's losses and the Agreement. Average non-interest bearing deposits decreased $20.8 million (2.2%), while average interest bearing core deposits decreased $53.8 million (4.2%) between first quarters. Average time deposits of $100,000 and over decreased $78.2 million, or 33.1%.

    Average federal funds purchased and securities sold under repurchase agreements decreased $169.4 million (46.0%) between first quarters due to the Company's improved liquidity.

NET INTEREST INCOME SUMMARY
The following table presents the components of net interest income for the quarters ended March 31, 1994 and 1993.

                                                                          3-31-94                               3-31-93
                                                             ---------------------------------     ---------------------------------
                                                                          Interest    Average                   Interest    Average
                                                             Average      income/     interest     Average      income/     interest
Dollars in thousands-fully taxable equivalent basis(1)       Balance      expense       rate       Balance      expense       rate
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS(2)
  Earning assets
    Loans:(3)
      Commercial loans                                      $  902,365    $16,360      7.41%      $1,112,705    $19,872      7.34%
      Real estate - construction                                12,154        247      8.24           98,214      1,762      7.28
      Real estate - mortgage                                   614,367     11,884      7.84          712,720     13,014      7.41
      Installment loans                                         43,047      1,008      9.50           58,428      1,470     10.20
                                                            ----------    -------      ----       ----------    -------     -----
      Total loans                                            1,571,933     29,499      7.64        1,982,067     36,118      7.44
                                                            ----------    -------      ----       ----------    -------     -----
    Due from banks - interest bearing                              650          5      3.12            1,503         10      3.11
    State and municipal securities                              11,117        158      8.97           28,149        453      9.52
    Other securities                                           772,361      9,214      4.84          400,165      6,110      6.19
    Federal funds sold and securities
      purchased under resale agreements                        208,419      1,648      3.21          214,455      1,602      3.03
    Trading account securities                                  26,160        214      3.55           31,096        276      4.25
                                                            ----------    -------      ----       ----------    -------     -----
      Total earning assets                                   2,590,640     40,738      6.41        2,657,435     44,569      6.88
                                                            ----------    -------      ----       ----------    -------     -----
    Reserve for credit losses                                 (113,508)                             (139,258)
    Cash and due from banks                                    252,889                               313,630
    Other nonearning assets                                    126,092                               239,942
                                                            ----------                            ----------
      Total assets                                          $2,856,113                            $3,071,749
                                                            ==========                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing deposits                              $  907,342         -         -        $  928,132         -         -
  Interest-bearing deposits:
    Interest checking accounts                                 292,246        696      0.97          289,262      1,018      1.43
    Money market accounts                                      733,504      3,930      2.17          766,184      4,751      2.51
    Savings deposits                                           102,350        493      1.95          105,554        634      2.44
    Time deposits - under $100,000                              95,372        847      3.60          116,238      1,110      3.87
    Time deposits - $100,000 and over                          158,052      1,201      3.08          236,275      1,856      3.19
                                                            ----------    -------      ----       ----------    -------     -----
      Total interest-bearing deposits                        1,381,524      7,167      2.10        1,513,513      9,369      2.51
                                                            ----------    -------      ----       ----------    -------     -----
      Total deposits                                         2,288,866                             2,441,645
    Federal funds purchased and securities
      sold under repurchase agreements                         198,955      1,479      3.01          368,322      2,634      2.90
    Other short-term borrowings                                 14,245        103      2.93           14,515        119      3.32
                                                            ----------    -------      ----       ----------    -------     -----
      Total interest-bearing liabilities                     1,594,724      8,749      2.22        1,896,350     12,122      2.59
  Other liabilities                                             52,509    -------      ----           19,781    -------
  Shareholders' equity                                         301,538                               227,486
                                                            ----------                            ----------
      Total liabilities and shareholders'
        equity                                              $2,856,113                            $3,071,749
                                                            ==========                            ==========
Net interest income/spread                                                 31,989      4.19                      32,447      4.29
                                                                          =======      ====                     =======      ====
Fully taxable equivalent net interest income                              $32,215                               $32,959
                                                                          =======                               =======
Net interest margin(4)                                                                 5.04%                                 5.03%

(1) The interest income and average rate data in this table are presented on a taxable equivalent basis. Interest income exempt from federal income taxes, or income taxed at a rate less than the statutory tax rates, has been adjusted to a taxable equivalent basis using the federal income tax rates in effect during the years presented.
(2) Includes average nonaccrual loans of $65,452 and $134,149 for 1994 and 1993, respectively.
(3) Loan income includes loan fees of $1,085 and $1,182 for 1994 and 1993, respectively.
(4) Fully taxable net interest income divided by interest-earning assets.

The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Average balances in all categories in each reported period were used in the volume computations. Average yields and rates in each reported period were used in rate computations.

                                             Quarter Ended March 31                Quarter Ended March 31
                                                  1994 vs 1993                          1993 vs 1992
                                       ---------------------------------      --------------------------------
                                            Increase                              Increase
Dollars in thousands -                     (decrease)                            (decrease)
Fully taxable equivalent basis (1)         due to (2):           Net             due to (2):          Net
                                        -----------------      increase       -----------------      increase
                                        Volume       Rate     (decrease)      Volume       Rate     (decrease)
                                        ------       ----     ----------      ------       ----     ----------
Interest earned on:

Interest-bearing deposits
  in other banks                        $    (7)    $     2    $    (5)      $      9     $    (1)   $      8
Loans                                    (7,708)        952     (6,756)       (10,228)     (3,384)    (13,612)
Taxable securities                        4,579      (1,479)     3,100         (2,323)     (1,237)     (3,560)
Non-taxable securities                     (438)        (64)      (502)        (1,755)         44      (1,711)
Federal funds sold and
  securities purchased
  under resale agreements                   (46)         92         46         (2,365)     (1,029)     (3,394)
                                        -------     -------    -------       --------     -------    --------
  Total interest-earning
     assets                              (3,620)       (497)    (4,117)       (16,662)     (5,607)    (22,269)
                                        -------     -------    -------       --------     -------    --------

Interest paid on:

Interest checking                            11        (333)      (322)          (262)       (599)       (861)
Money market deposits                      (196)       (625)      (821)        (2,242)     (2,309)     (4,551)
Savings deposits                            (18)       (123)      (141)            39        (220)       (181)
Other time deposits                        (808)       (110)      (918)        (4,155)     (2,028)     (6,183)
Short-term borrowings                    (1,253)         82     (1,171)        (1,283)     (1,038)     (2,321)
                                        -------     -------    -------       --------     -------    --------
  Total interest-bearing
     liabilities                         (2,264)     (1,109)    (3,373)        (7,903)     (6,194)    (14,097)
                                        -------     -------    -------       --------     -------    --------
                                        $(1,356)    $   612    $  (744)      $ (8,759)    $   587    $ (8,172)
                                        =======     =======    =======       ========     =======    ========

(1) The changes in interest income in this table are presented on a fully taxable equivalent basis. Interest income exempt from federal income taxes, or income taxed at a rate less than the statutory tax rates, has been adjusted to a fully taxable equivalent basis using the federal income tax rates in effect in the periods presented.
(2) The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR CREDIT LOSSES

    The provision for credit losses was $3.0 million in the first quarter of 1994, compared to $11.5 million, $7.5 million, $5.5 million and $5.5 million for the first through fourth quarters of 1993. The provision for credit losses in the first quarter of 1993 included $4.0 million resulting from the Bank's Disposition Program (see "Accelerated Asset Disposition Program," below).
Loans charged off in the first quarter of 1994 were $8.9 million, compared to $24.3 million in the first quarter of 1993, including $12.4 million resulting from the adoption of the Disposition Program. Recoveries were $6.9 million in the first quarter of 1994, compared to $6.8 million in the first quarter of 1993.

    The provision for credit losses charged to operations reflects management's judgment of the adequacy of the allowance for credit losses and is determined through periodic analysis of the loan portfolio. This analysis includes a detailed review of the classification and categorization of problem and potential problem loans and loans to be charged off; an assessment of the overall quality and collectability of the portfolio; and consideration of the loan loss experience, trends in problem loans and concentrations of credit risk, as well as current and expected future economic conditions (particularly in Southern California). The Bank has an internal risk analysis and review staff that reports to the Board of Directors and continuously reviews loan quality. Such reviews also assist management in establishing the level of the allowance for credit losses.

    Unless there is significant deterioration in economic conditions, management anticipates, based on its review of the loan portfolio, that net charge offs and provisions for credit losses for 1994 will continue to decrease from 1993 levels. However, no assurance can be given that the Bank will not in any particular period sustain credit losses that are sizable in relation to the allowance for credit losses, or that subsequent evaluations of the loan portfolio, in light of the factors then prevailing, including economic conditions and further declines in property values, will not require significant increases in the allowance for credit losses.

NONINTEREST INCOME

    Noninterest income for the first quarter of 1994 totaled $10.3 million, down $1.4 million (11.6%) from a year earlier. Service charges on deposit accounts increased slightly,

$0.1 million (2.5%), between first quarters. Due to the effect of recent increases in interest rates utilized for purposes of account analysis, service charges on deposit accounts may be less than first quarter 1994 levels in future quarters. Customer trading account income decreased $0.2 million (14.6%) between first quarters, due primarily to lower volumes and reduced spreads on trading account transactions with customers. Trust fees decreased $0.2 million (10.8%) between first quarters due to lower volumes. Other income in the first quarter of 1994 included pre-tax gain of $1.3 million from sale of two leveraged leases, and other income in the first quarter of 1993 included $1.9 million from sale of the Bank's merchant credit card business. All other income decreased $0.4 million (12.9%) between first quarters because of lower escrow, foreign exchange, letter of credit and proof of deposit fees. Management does not expect a significant increase in noninterest income from first quarter 1994 levels during the remainder of 1994.

NONINTEREST EXPENSE

    Excluding net ORE results, noninterest expense totaled $30.6 million in the first quarter of 1994, a decrease of $1.8 million (5.5%) from the first quarter of 1993. Salaries and other employee benefits decreased $1.6 million (9.0%) between first quarters. This decrease was due primarily to decreases in staff levels, which have declined from approximately 1,650 at December 31, 1992 to 1,280 at March 31, 1994.

    The remaining expense categories besides staff decreased $.1 million (1.0%) between first quarters. Decreases of $.6 million in FDIC insurance and $.3 million in data processing expenses were mostly offset by increases of $.4 million in promotion expense due to the increased level of the Bank's advertising program and a $.5 million increase in other operating expenses due to the Bank's share of losses in a real estate investment partnership. Management anticipates that non-interest expenses for the remainder of 1994 will decrease from first quarter 1994 levels due to the completion of the branch consolidation program.

    Net ORE results in the first quarter of 1994 were a credit of $4.5 million resulting from the sale of Disposition Program ORE for a gain of $3.5 million and sales of other ORE for gains totalling $1.0 million, compared to an expense of $40.3 million ($36.5 million resulting from the Disposition Program) in the first quarter of 1993.

INCOME TAXES

    The first quarter 1994 effective tax expense rate was 34.4%, compared to an effective tax benefit rate of 35.6% for the first quarter of 1993. The effective rates differed from the statutory federal tax rates of 34% for 1993 and 35% for 1994 due primarily to tax exempt income.

    The California franchise tax provision recorded for the first quarter of 1994 was $.1 million consisting of the Company's California alternative minimum tax liability. Due to the Company's net operating loss carry-forwards, no regular California franchise tax provision was recorded. At March 31, 1994, the Company had a California net operating loss carry-forward of $21.5 million, of which $10.7 million will expire in 1997 and $10.8 million will expire in 1998.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

    A comparative period-end loan table is presented below:

                                                March 31,               December 31,              March 31,
                                                  1994                     1993                     1993
                                               ----------               ----------               ----------
                                                                  (Dollars in thousands)
Commercial and financial(1)                    $  876,716               $  939,719               $1,064,563
Real estate - construction                         12,651                   11,699                   87,960
Real estate - mortgage                            593,380                  623,653                  662,193
Installment                                        42,106                   45,485                   56,872
                                               ----------               ----------               ----------
   Total loans, gross                           1,524,853                1,620,556                1,871,588
Less:  Allowance for credit losses               (111,461)                (110,499)                (130,067)
                                               ----------               ----------               ----------
   Total loans, net                            $1,413,392               $1,510,057               $1,741,521
                                               ==========               ==========               ==========

(1) Commercial and financial loans include unsecured loans to real estate developers and customers involved in real estate investments and commercial loans where real estate partially secures the borrowing.


    Gross loans at March 31, 1994 amounted to $1,525 million, down $347 million (18.5%) from March 31, 1993. The decrease in loans resulted from decreased loan demand because of the recession and the sale of $73.7 million of the Bank's ELC loans in April 1993. Commercial loans continue to constitute the major portion of the Bank's lending activity, 57.5% at March 31, 1994 and 56.9% at March 31, 1993. Real estate construction loans decreased $75.3 million, or 85.6%, between March 31, 1993 and March 31, 1994, because new construction lending was curtailed beginning in late 1990, and certain construction loans were transferred to the real estate mortgage category after completion of construction. Real estate mortgage loans decreased $68.8 million, or 10.4%, between March 31, 1993 and 1994, primarily due to pay downs and the sale of $73.7 million of ELC loans.

         Substantially all of the Bank's loans are in Southern California. At March 31, 1994, real estate construction and mortgage loans constituted 39.7% of the Bank's loan portfolio. No other industry comprised 10% or more of the portfolio.

                     REAL ESTATE CONSTRUCTION LOANS BY TYPE

                                                           March 31,              December 31,                March 31,
                                                              1994                    1993                       1993
                                                           ---------               -----------                ---------
                                                                         (Dollars in thousands)
Condominium and apartment                                    $   -                     $   -                  $  19,559
Shopping center                                                  -                         -                     15,456
1-4 family                                                       832                       594                   11,597
Office building                                                7,517                     7,282                   24,380
Industrial                                                       -                         -                      6,571
Other                                                          4,302                     3,823                   10,397
                                                            --------                  --------                 --------
                                                            $ 12,651                  $ 11,699                 $ 87,960
                                                             =======                   =======                  =======


                       REAL ESTATE MORTGAGE LOANS BY TYPE

                                                           March 31,              December 31,                March 31,
                                                              1994                     1993                     1993
                                                           ---------              ------------                ---------
                                                                         (Dollars in thousands)
Equity lines of credit                                      $ 31,878                $   47,279                 $144,395(1)
Industrial                                                   118,849                   123,594                  141,637
Office building                                              104,142                   110,183                  107,528
Shopping center                                               62,309                    68,236                   65,590
Other 1-4 family(2)                                           40,021                    37,347                   34,491
Condominium and apartment                                     45,010                    54,040                   41,549
Land, non-residential                                         32,242                    32,885                   27,411
Other                                                        158,928                   150,089                   99,592
                                                            --------                  --------                ---------
                                                           $ 593,380                 $ 623,653                $ 662,193
                                                            ========                  ========                 ========

(1) Equity lines of credit are carried as loans held for sale at March 31, 1993. At June 30, 1993, due to the Bank's improved liquidity and management's decision to hold the remaining portfolio of equity lines of credit until maturity, the remaining loans were reclassified from loans held for sale to real estate mortgage loans.

(2) Does not include condominium and apartment loans or equity lines of credit.

RISK ELEMENTS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

         The following table presents information concerning nonaccrual loans, ORE, accruing loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans.

                                                              March 31,           December 31,              March 31,
                                                                 1994                  1993                    1993
                                                               --------             ----------               --------
                                                                       (Dollars in thousands)
Nonaccrual loans:
  Real estate - construction                                  $    -                 $    -                  $ 22,022
  Real estate - mortgage                                         47,333                 48,016                 33,193
  Commercial                                                     17,807                 23,040                 58,123
  Installment                                                      -                      -                       505
                                                                -------                -------                -------
     Total                                                       65,140                 71,056                113,843
ORE                                                               3,677                  5,559                  7,324
                                                                -------                -------                -------
     Total nonaccrual loans
      and ORE                                                  $ 68,817               $ 76,615               $121,167
                                                                =======                =======                =======

Assets held for
 accelerated disposition                                       $  2,779               $ 17,450               $ 70,225
                                                                =======                =======                =======

In-substance foreclosures - intangible assets                  $  4,530               $  4,740               $  5,677
                                                                =======                =======                =======

Ratio of nonaccrual loans
 to total loans                                                    4.27%                  4.38%                  6.08%
Ratio of nonaccrual loans
 and ORE to total loans and ORE                                    4.50                   4.71                   6.45
Ratio of allowance for credit
 losses to nonaccrual loans                                      171.11                 155.51                 114.25

Accruing loans past due
 90 days or more:
  Real estate                                                  $ 18,046               $ 17,412               $ 17,979
  Commercial                                                     10,453                 11,382                  3,568
  Installment                                                       138                    155                     33
                                                                -------                -------                -------
     Total                                                     $ 28,637               $ 28,949               $ 21,580
                                                                =======                =======                =======

Restructured loans; all
  on accrual status                                            $  1,907               $    958               $  1,103
                                                                =======                =======                =======

NONACCRUAL LOANS

         The table below summarizes the approximate changes in nonaccrual loans for the quarters ended March 31, 1994, December 31, 1993, and March 31, 1993, and for the year ended December 31, 1993.

                                                                            Quarter ended
                                                            ---------------------------------------------             Full
                                                                March 31     December 31,        March 31,            year
                                                                  1994            1993              1993              1993
                                                                --------       ----------        ---------            -----
                                                                     (Dollars in millions)

Balance, beginning of period                                      $ 71.1           $ 97.3           $160.3          $ 160.3
Loans placed on nonaccrual                                          19.0             19.5             40.3            105.7
Charge offs                                                         (6.5)           (19.3)           (22.3)           (66.8)
Loans returned to accrual                                           (6.4)           (12.5)           (17.5)           (43.1)
Repayments (including interest
 applied to principal)                                             (12.1)           (11.8)           (18.7)           (56.4)
Transfers to ORE                                                      -              (2.1)            (7.0)           (13.9)
Transfer from (to)
 Disposition Program, net                                             -                -             (21.3)           (14.7)
                                                                 -------          -------           ------           ------
Balance, end of period                                           $  65.1          $  71.1           $113.8          $  71.1
                                                                  ======           ======            =====           ======


         The additional interest income that would have been recorded from nonaccrual loans (including restructured loans on nonaccrual status), if the loans had not been on nonaccrual status, was $.4 million and $2.9 million for the quarters ended March 31, 1994 and 1993, respectively. Interest payments received on nonaccrual loans are applied to principal, unless there is no doubt as to ultimate full repayment of principal, in which case the interest payment is recognized as interest income. Interest income included $1.4 million and $.8 million for the quarters ended March 31, 1994 and 1993, respectively, from the collection of interest related to nonaccrual loans, including loans paid off during the quarter. Interest income not recognized on nonaccrual loans reduced the net interest margin by 7 and 45 basis points for the quarters ended March 31, 1994 and 1993, respectively.

POTENTIAL PROBLEM LOANS

         At March 31, 1994, in addition to loans disclosed above as past due, nonaccrual or restructured, management had also identified $46.0 million of loans about which it had serious doubts as to the ability of the borrowers to comply with the present loan payment terms in the future. This amount was determined based on analysis of information known to management about the borrower's financial condition and current and expected economic conditions. Unfunded loan commitments pertaining to these potential problem loans totaled $1.2 million. If economic conditions change, or if additional information relating to borrowers' financial condition come to light, then the amount of such potential problem loans may change significantly. Currently estimated potential losses from these potential problem loans have been considered in determining the adequacy of the allowance for credit losses.

OTHER REAL ESTATE

         The following tables summarize the changes in the Company's ORE balances and ORE by type:

                                                       CHANGES IN ORE BALANCES
                                                                                          Quarter ended
                                                       ------------------------------------------------------------------
                                                           March 31,               December 31,                 March 31,
                                                             1994                       1993                      1993
                                                          ----------                -----------                ----------
                                                                          (Dollars in thousands)
Balance, beginning of period                                $  5,559                   $  5,114                  $ 94,065
Additions                                                         -                       1,359                     6,952
Sales                                                         (1,817)                      (824)                   (2,628)
Writedowns                                                        -                          -                    (39,620)
Payments and other reductions                                    (65)                       (90)                   (2,556)
Transfer to Disposition Program                                   -                         -                     (48,889)
                                                            --------                   --------                   --------
Balance, end of period                                      $  3,677                   $  5,559                 $   7,324
                                                             =======                    =======                  ========

ALLOWANCE FOR CREDIT LOSSES

         The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:


                                                                          Quarter ended                             Year ended
                                                -----------------------------------------------------------         ------------
                                                      March 31,            December 31,           March 31,         December 31,
                                                        1994                    1993                1993                 1993
                                                     ----------              ----------          ----------            ---------
                                                                        (Dollars in millions)
Average amount of loans outstanding                   $ 1,571.9               $ 1,589.1           $ 1,982.1            $ 1,737.4
                                                       ========                ========            ========             ========
Balance of allowance for credit losses,
 beginning of period                                  $   110.5               $   123.4           $   136.1            $   136.1
                                                       --------                --------            --------             --------
Loans charged off:
  Commercial                                                5.3                    24.3                 8.0                 56.0
  Real estate loans - construction                          -                       -                   2.4                  3.2
  Real estate loans - mortgage                              3.4                     0.7                13.4                 23.1
  Installment                                               0.2                     -                   0.5                  0.6
                                                     ----------              ----------          ----------           ----------
     Total loans charged off                                8.9                    25.0                24.3                 82.9
                                                     ----------               ---------            --------            ---------
Less recoveries of loans previously
 charged off:
  Commercial                                                6.7                     6.1                 6.8                 27.8
  Real estate loans - construction                          0.1                     -                    -                    -
  Real estate loans - mortgage                              -                       0.5                  -                    .8
  Installment                                               0.1                     -                    -                    .2
                                                     ----------              ----------          ----------            ---------
     Total recoveries                                       6.9                     6.6                 6.8                 28.8
                                                     ----------               ---------           ---------            ---------
Net loans charged off                                       2.0                    18.4                17.5                 54.1
Provisions charged to operating
 expense                                                    3.0                     5.5                11.5                 30.0
Other(1)                                                   -                        -                   -                   (1.5)
                                                     ----------              ----------           ---------            ---------
Balance, end of period                                $   111.5               $   110.5            $  130.1            $   110.5
                                                       ========                ========             =======             ========
Ratio of net charge-offs to
 average loans                                              .51%                   4.63%               3.53%                3.12%
                                                      =========               =========            ========             ========

(1) Credit loss allowance allocated to $73.7 million of equity line of credit loans sold in April 1993.

         The allowance for credit losses decreased from $130.1 million at March 31, 1993 to $111.5 million at March 31, 1994, primarily due to net charge offs in excess of provisions for credit losses during the twelve months ended March 31, 1994.

         At March 31, 1994, the allowance for credit losses was 7.31% of gross loans, compared to 6.95% at March 31, 1993. The allowance at March 31, 1994 was equal to 171.1% of total nonaccrual loans, as compared to 114.3% at March 31, 1993.

         The Company has not yet determined when it will implement SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which becomes effective January 1, 1995, but management believes that the adoption of SFAS No. 114 will not have a material impact on its results of operations or shareholder's equity.

INVESTMENT SECURITIES

         A comparative period-end table is presented below:

                                                                   March 31,              December 31,                March 31,
                                                                     1994                     1993                      1993
                                                                  -----------              -----------               ----------
                                                                                (Dollars in thousands)
Investment securities:
  Cost                                                            $ 781,356                $   902,481               $  357,995
                                                                   ========                 ==========                 ========
  Market                                                          $ 765,593                $   902,738               $  364,213
                                                                   ========                 ==========                 ========
  Market in excess of (below) cost                                $ (15,763)               $       257               $    6,218
                                                                   ========                ===========                =========


         The Company has the ability and management has the intent to hold its investment securities until maturity.

         Due to the rise in interest rates in the first quarter of 1994, the market value of the Company's investment securities portfolio is $15.8 million (2.0%) lower than its carrying value.

SECURITIES AVAILABLE FOR SALE

         Securities available for sale amounted to $92.2 million at market (cost of $92.8 million) at March 31, 1994, compared to $2.0 million (both cost and market) at December 31, 1993 and $26.9 million (market value $27.5 million) at March 31, 1993. In order to provide flexibility with respect to future loan funding, the Company has designated certain securities purchased during the first quarter with its excess liquidity as securities available for sale.

DEFERRED TAX BENEFITS

         Deferred tax benefits amounted to $21.3 million at March 31, 1994 and $35.7 million at March 31, 1993. These deferred tax benefits were primarily due to the inability of the Bank to take loan loss deductions with respect to anticipated loan losses for income tax purposes, but for which a reserve had been established on its financial accounting records. It is more likely than not that the reversing deductible temporary differences, net of the recorded valuation allowances, at March 31, 1994 will be realized by the availability of reversing taxable temporary differences, recovery of taxes paid in applicable carry-back years, and projected taxable income for 1994.

ASSETS HELD FOR ACCELERATED DISPOSITION

         In March 1993, the Bank adopted an accelerated asset disposition program to aggressively dispose of ORE and certain problem loans with an aggregate book value before the Disposition Program of $119.5 million.

         The Bank signed a definitive agreement to sell, as of November 1, 1993, all six asset pools in its Accelerated Asset Disposition Program to WHC-THREE Investors, L.P. ("WHC-THREE"), a limited partnership. The sale of the loans contained in the Disposition Program for $48.3 million closed concurrently with the signing of the definitive agreement and a gain of $12.8 million was recognized at that time, net of disposition expenses and reserves. The sale of substantially all of the Disposition Program ORE closed in the first quarter of 1994, and a pretax gain of $3.5 million was recognized at that time. At March 31, 1994, the remaining Disposition Program assets were carried at $2.8 million, net of disposition expenses and reserves. No losses are anticipated upon final resolution of these assets. At March 31, 1994, the Bank had interim mortgages on certain Disposition Program ORE properties totalling $7.3 million which will be cancelled in exchange for title to the properties at the closing of the sale of these properties or upon repurchase of the properties by the Bank if valuation differences cannot be satisfactorily resolved with WHC-THREE.

         The Bank provided loans totaling $56.0 million (75% financing) for this sale at terms comparable with other real estate loans in its portfolio. The terms of the notes require annual pay downs and payment of the remaining principal in five years, in addition to payments when individual real estate assets securing the loans are sold or refinanced.

CAPITAL ADEQUACY REQUIREMENTS

         As of March 31, 1994, the Company had a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 17.64%, a ratio of total capital to risk weighted assets (total risk-based capital ratio) of 18.96%, and a ratio of Tier 1 capital to average adjusted total assets (Tier 1 leverage ratio) of 10.75%, while the Bank had a Tier 1 risk-based capital ratio of 16.59%, a total risk-based capital ratio of 17.91% and a Tier 1 leverage ratio of 10.14%.

        Based on the availability of recovery of taxes paid in prior years and projected taxable income for the next twelve months, there is no limitation on the amount of recorded deferred tax assets includable in regulatory capital at March 31, 1994 under OCC guidelines.

LIQUIDITY

         A fundamental aspect of the asset/liability management strategy of the Company is adequate liquidity -- the ability to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner.

         For most financial institutions, the most manageable sources of liquidity are composed of liabilities, especially core deposits. Average core deposits increased to 85.2% of total funding in the first quarter of 1994, compared to 78.1% in the first quarter of 1993.

        Liquidity is also provided by assets such as federal funds sold, securities purchased under resale agreements and trading account securities which may be immediately converted into cash at a minimal cost. Liquidity may also be provided by maturing investment securities. At March 31, 1994, investment securities maturing within one year amounted to $188.6 million and securities available for sale amounted to $92.2 million. Maturing loans also provide liquidity, and $1.0 billion of the Bank's loans are scheduled to mature in the next twelve months.

         City National Corporation has no outstanding debt obligations and limited financial requirements. At March 31, 1994, it had repurchase agreements with the Bank of $2.0 million and securities of $16.1 million.

         Interest sensitivity is related to liquidity because both are affected by the interrelationships of maturing assets and liabilities. Interest rate sensitivity management, however, is concerned with the timing and magnitude of repricing assets compared to liabilities. It is the objective of interest rate-sensitivity management to control the risks associated with interest rate movement.

INTEREST RATE SENSITIVITY MANAGEMENT

At March 31, 1994 and 1993, the Company's distribution of rate-sensitive assets and liabilities was as follows:


                                                                                   Maturing or repricing in
                                                                 ---------------------------------------------------------------
                                                                               After 3        After 1 year
                                                                 3 months     months but       but within     After
                                                                 or less     within 1 year       5 years     5 years     Total
                                                                 --------    -------------    ------------   -------    --------
MARCH 31, 1994                                                                       (Dollars in millions)
Rate-sensitive assets:
   Interest-bearing deposits in other banks .....................$    0.6       $    -           $    -       $    -    $    0.6
   Loans ........................................................ 1,194.6         92.6            149.3         23.4     1,459.9
   Investment securities ........................................   119.9         84.9            318.9        243.4       767.1
   Securities available for sale ................................       -            -             56.3         35.9        92.2
   Trading account securities....................................    15.9            -                -            -        15.9
   Federal funds sold and securities
      purchased under resale agreements .........................   215.0            -                -            -       215.0
                                                                 --------       ------           ------       ------    --------
      Total rate-sensitive assets ............................... 1,546.0        177.5            524.5        302.7     2,550.7
                                                                 --------       ------           ------       ------    --------
Rate-sensitive liabilities:(1)
   Interest checking ............................................   287.5            -                -            -       287.5
   Money market deposits ........................................   745.3            -                -            -       745.3
   Savings deposits .............................................   101.1            -                -            -       101.1
   Other time deposits ..........................................   143.1         63.5             38.6            -       245.2
   Short-term borrowings ........................................   209.2            -                -            -       209.2
                                                                 --------       ------           ------       ------    --------
      Total rate-sensitive liabilities .......................... 1,486.2         63.5             38.6            -     1,588.3
                                                                 --------       ------           ------       ------    --------
Interest rate sensitivity gap ...................................$   59.8       $114.0           $485.9       $302.7    $  962.4
                                                                 ========       ======           ======       ======    ========
Cumulative interest rate sensitivity gap ........................$   59.8       $173.8           $659.7       $962.4
                                                                 ========       ======           ======       ======
Cumulative ratio of rate-sensitive assets to
   rate-sensitive liabilities....................................     104%         111%             142%         161%        161%
                                                                 ========       ======           ======       ======    ========


                                                                                   Maturing or repricing in
                                                                 ---------------------------------------------------------------
                                                                               After 3        After 1 year
                                                                 3 months     months but       but within     After
                                                                  or less    within 1 year      5 years      5 years     Total
                                                                 --------    -------------     -----------   --------   --------
MARCH 31, 1993                                                                       (Dollars in millions)
Rate-sensitive assets:
   Interest-bearing deposits in other banks .....................$    0.6       $    -           $    -       $    -    $    0.6
   Loans ........................................................ 1,520.8         69.5            131.5         36.0     1,757.8
   Investment securities ........................................    56.9        150.9            117.3         32.9       358.0
   Securities available for sale ................................     7.1         14.1              5.6          0.1        26.9
   Trading account securities ...................................    26.4            -                -            -        26.4
   Federal funds sold and securities
      purchased under resale agreements .........................   275.0            -                -            -       275.0
                                                                 --------       ------           ------       ------    --------
      Total rate-sensitive assets ............................... 1,886.8        234.5            254.4         69.0     2,444.7
                                                                 --------       ------           ------       ------    --------
Rate-sensitive liabilities:(1)
   Interest checking ............................................   272.4            -                -            -       272.4
   Money market deposits ........................................   732.7            -                -            -       732.7
   Savings deposits .............................................   106.6            -                -            -       106.6
   Other time deposits ..........................................   210.1         79.0             39.2            -       328.3
   Short-term borrowings ........................................   343.0            -                -            -       343.0
                                                                 --------       ------           ------       ------    --------
      Total rate-sensitive liabilities .......................... 1,664.8         79.0             39.2            -     1,783.0
                                                                 --------       ------           ------       ------    --------
Interest rate sensitivity gap ...................................$  222.0       $155.5           $215.2       $ 69.0    $  661.7
                                                                 ========       ======           ======       ======    ========
Cumulative interest rate sensitivity gap ........................$  222.0       $377.5           $592.7       $661.7
                                                                 ========       ======           ======       ======
Cumulative ratio of rate-sensitive assets to
   rate-sensitive liabilities ...................................     113%         122%             133%         137%        137%
                                                                 ========       ======           ======       ======    ========

(1) Customer deposits which are subject to immediate withdrawal are presented as repricing within 3 months or less. The distribution of other time deposits is based on scheduled maturities.

         The interest rate-sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.

         The preceding table shows that the Company's positive interest rate sensitivity gap increased from $661.7 million at March 31, 1993 to $962.4 million at March 31, 1994. This increase was due primarily to a $194.7 million decline in rate sensitive liabilities, especially time deposits and short-term borrowings. Rate-sensitive assets increased $106.0 million, primarily as a result of the use of proceeds from the issuance of common stock and sale of assets in the Disposition Program to purchase securities. The Company's highly asset sensitive position in this period of rising interest rates will have a positive effect on net interest income. While the interest rate sensitivity gap is a useful measure and contributes towards effective asset and liability management, it is difficult to predict the net interest margin based solely on that measure.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                 None

ITEM 5.  OTHER INFORMATION.

                 None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 None

         (b)     Reports on Form 8-K

                 None
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CITY NATIONAL CORPORATION
                                       ----------------------------
                                       (REGISTRANT)




DATE:  May 16, 1994                    /s/ Frank P. Pekny
       ------------                    ----------------------------
                                       FRANK P. PEKNY
                                       Executive Vice President and
                                       Treasurer