Form 10-Q
period 1994-03-31
CITY NATIONAL CORP
filed 1994-07-29
CIK 201461

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter ended March 31, 1994  Commission File Number 1-10521


                           CITY NATIONAL CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          95-2568550
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


     400 North Roxbury Drive, Beverly Hills, California        90210
- - --------------------------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)


     Registrant's telephone number, including area code    (213) 550-5400
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

NET INTEREST INCOME SUMMARY
The following table presents the components of net interest income for the quarters ended March 31, 1994 and 1993.

                                                                          3-31-94                               3-31-93
                                                             ---------------------------------     ---------------------------------
                                                                          Interest    Average                   Interest    Average
                                                             Average      income/     interest     Average      income/     interest
Dollars in thousands-fully taxable equivalent basis(1)       Balance      expense       rate       Balance      expense       rate
- - ------------------------------------------------------------------------------------------------------------------------------------
ASSETS(2)
  Earning assets
    Loans:(3)
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