Form 10-Q
period 1994-06-30
CITY NATIONAL CORP
filed 1994-08-15
CIK 201461

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter ended June 30, 1994  Commission File Number 1-10521


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


                           YES      X      NO
                                ---------     ----------


Number of shares of common stock outstanding at July 31, 1994:  45,099,777


This Form 10-Q contains 30 pages.

                           CITY NATIONAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)

                                    ASSETS

                                                                    June 30    December 31   June 30
                                                                      1994        1993         1993
                                                                  ----------   -----------  ----------
                                                                        (Dollars in thousands)
  Cash and due from banks ......................................  $  209,608   $  234,504  $  249,636
  Interest-bearing deposits in other banks......................         643          649         615
  Federal funds sold and securities purchased under
    resale agreements...........................................     215,000      265,000     387,900
  Investment securities (market values $681,973, $902,738
    and $417,464 at June 30, 1994, December 31, 1993 and
    June 30, 1993, respectively)................................     705,392      902,481     412,244
  Securities available for sale (cost $227,426 and $2,000 at
    June 30, 1994 and December 31, 1993, respectively, and
    market value of $19,082 at June 30, 1993)...................     222,525        2,000      18,739
  Trading account securities....................................      34,213       39,765      23,763
  Loans.........................................................   1,490,442    1,620,556   1,690,496
  Less allowance for credit losses..............................     105,380      110,499     124,053
                                                                  ----------   ----------  ----------
    Net loans ..................................................   1,385,062    1,510,057   1,566,443
  Leveraged leases..............................................      10,042       13,852      13,732
  Premises and equipment, net...................................      18,115       20,359      21,705
  Customers' acceptance liability...............................       3,322        5,150       6,771
  Other real estate.............................................       7,564        5,559       9,581
  Deferred tax asset............................................      22,600       18,050      30,320
  Assets held for accelerated disposition.......................       -           17,450      64,758
  Other assets..................................................      34,553       65,750      58,500
                                                                  ----------   ----------  ----------
    Total assets ...............................................  $2,868,639   $3,100,626  $2,864,707
                                                                  ==========   ==========  ==========


                                  LIABILITIES
  Demand deposits ..............................................  $  954,336   $1,088,026  $  935,775
  Interest checking deposits....................................     270,169      324,034     258,450
  Money market accounts.........................................     732,681      742,381     730,579
  Savings deposits..............................................      94,977      107,221      96,299
  Time deposits - under $100,000................................      87,428       96,672     106,721
  Time deposits - $100,000 and over.............................     146,155      168,433     197,202
                                                                  ----------   ----------  ----------
    Total deposits .............................................   2,285,746    2,526,767   2,325,026
  Federal funds purchased and securities sold
    under repurchase agreements.................................     185,955      202,459     211,038
  Other short-term borrowings...................................      50,000       15,000      15,000
  Mortgages payable.............................................       -           26,319       -
  Other liabilities.............................................      31,334       26,857      16,826
  Acceptances outstanding.......................................       3,322        5,150       6,771
                                                                  ----------   ----------  ----------
    Total liabilities ..........................................   2,556,357    2,802,552   2,574,661
                                                                  ----------   ----------  ----------


  Commitments and contingencies

                             SHAREHOLDERS' EQUITY
  Preferred Stock, authorized-5,000,000 shares
    none outstanding
  Common stock- par value- $1.00
  Authorized-75,000,000 shares
  Outstanding-45,095,496, 45,027,417 and 45,021,360
    at June 30, 1994, December 31, 1993 and
    June 30, 1993, respectively.................................      45,095       45,027      45,021
  Additional paid-in capital....................................     262,905      262,471     262,507
  Unrealized losses on securities available for sale............      (3,183)       -           -
  Accumulated earnings (deficit)................................       7,465       (9,424)    (17,482)
                                                                  ----------   ----------  ----------
    Total shareholders' equity..................................     312,282      298,074     290,046
                                                                  ----------   ----------  ----------
    Total liabilities and shareholders' equity .................  $2,868,639   $3,100,626  $2,864,707
                                                                  ==========   ==========  ==========

See accompanying Notes to the Unaudited Consolidated Financial Statements

                           CITY NATIONAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                   For the three months       For the six months
                                                       ended June 30            ended June 30
                                                --------------------------   --------------------
                                                    1994          1993         1994       1993
                                                ------------  ------------   ---------  ---------
                                                (Dollars in thousands)       (Dollars in thousands)
Interest income:
  Interest and fees on loans ..................     $31,656       $32,489     $61,155    $68,607
  Interest on federal funds sold and securities
    purchased under resale agreements .........       1,705         2,298       3,353      3,900
  Interest on investment securities:
    U.S. Treasury and federal agency securities       8,358         5,235      16,960     11,142
    Municipal securities .......................        189            -          347           -
    Other securities ...........................        864           126       1,351        339
  Interest on securities available for sale.....      1,881           332       2,011        785
  Interest on trading account securities........        215           220         429        496
                                                    -------       -------     -------    -------
    Total ......................................     44,868        40,700      85,606     85,269
                                                    -------       -------     -------    -------

Interest expense:
  Interest on deposits .........................      7,230         8,533      14,397     17,902
  Interest on federal funds purchased and
    securities sold under repurchase
    agreements .................................      2,027         1,682       3,506      4,316
  Interest on other short-term borrowings ......        186           105         289        224
                                                    -------       -------     -------    -------
    Total ......................................      9,443        10,320      18,192     22,442
                                                    -------       -------     -------    -------

  Net interest income ..........................     35,425        30,380      67,414     62,827
  Provision for credit losses ..................      3,000         7,500       6,000     19,000
                                                    -------       -------     -------    -------
  Net interest income after provision for credit     32,425        22,880      61,414     43,827
                                                    -------       -------     -------    -------

Noninterest income:
  Service charges on deposit accounts ..........      2,395         2,689       5,166      5,393
  Trust fees ...................................      1,708         1,803       3,518      3,833
  Customer trading account income ..............      1,750         1,624       3,209      3,333
  Gain on sale of Equity Line of Credit loans...         -          4,472          -       4,472
  All other income .............................      3,021         3,880       5,971      7,266
  Gain on sale of leverage leases ..............         -             -        1,331         -
  Gain on sale of merchant draft business ......         -             91          -       1,941
                                                    -------       -------     -------    -------
    Total noninterest income....................      8,874        14,559      19,195     26,238
                                                    -------       -------     -------    -------

Noninterest expense:
  Salaries and other employee benefits .........     15,724        17,730      32,457     36,110
  Net occupancy of premises ....................      2,742         2,882       5,383      5,578
  Data processing ..............................      1,834         1,989       3,578      3,984
  Professional .................................      1,809         1,611       3,395      3,255
  FDIC insurance ...............................      1,500         1,951       3,000      4,042
  Office supplies ..............................      1,145         1,250       2,341      2,542
  Depreciation .................................      1,032         1,108       2,093      2,224
  Promotion ....................................        735           443       1,546        830
  Equipment ....................................        585           582       1,121      1,054
  Other operating ..............................      2,295         2,660       5,121      5,014
  Other real estate expense (income)............       (774)          (72)     (5,300)    40,264
                                                    -------       -------     -------   --------
    Total noninterest expense...................     28,627        32,134      54,735    104,897
                                                    -------       -------     -------   --------

Income (loss) before taxes......................     12,672         5,305      25,874    (34,832)
Income taxes (benefit) .........................      4,443         1,543       8,985    (12,740)
                                                    -------       -------     -------   --------

Net income (loss) from continuing operations....      8,229         3,762      16,889    (22,092)
Net income from gain on sale of discontinued
  operations ...................................         -          7,128          -       7,128
                                                    -------       -------     -------   --------

Net income (loss) ..............................     $8,229       $10,890     $16,889   ($14,964)
                                                    =======       =======     =======   ========

Income (loss) per share from continuing
  operations....................................      $0.18         $0.11       $0.37     ($0.65)
                                                    =======       =======     =======   ========

Income (loss) per share ........................      $0.18         $0.30       $0.37     ($0.44)
                                                    =======       =======     =======   ========

Shares used to compute earnings (loss) per share     45,848        35,808      45,550     34,048
                                                    =======       =======     =======   ========

   See accompanying Notes to the Unaudited Consolidated Financial Statements

                           CITY NATIONAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                               For the six months
                                                                  ended June 30
                                                              ---------------------
                                                                1994        1993
                                                              ---------   ---------
                                                              (Dollars in thousands)
Operating Activities
Net income (loss) ........................................... $ 16,889   $ (14,964)
Adjustment to net income (loss):
   Provision for credit losses ..............................    6,000      19,000
   Writedowns of ORE ........................................     -         39,705
   Gain on sales of ORE and Disposition Program assets.......   (5,361)       -
   Gain on sale of leveraged leases..........................   (1,331)       -
   Depreciation .............................................    2,093       2,224
   Net (increase) decrease in trading securities ............    5,552     (13,505)
   Net (increase) decrease in deferred tax benefits .........   (4,550)      6,800
   Tax refunds...............................................   24,955      30,023
   Other, net ...............................................   13,830      15,676
                                                              --------    --------

      Net cash provided by operating activities..............   58,077      84,959
                                                              --------    --------

Investing Activities
Net decrease in short-term investments ......................        6      14,341
Purchases of securities available for sale .................. (226,528)     -
Maturities of investment securities .........................  407,821     132,436
Purchases of investment securities........................... (219,210)   (120,407)
Loans originations and principal collections, net ...........  103,154     220,943
Proceeds from sales of loans ................................     -         73,699
Proceeds from sales of ORE and Disposition Program assets ...    7,368       4,521
Proceeds from sale of leveraged lease........................    5,141        -
Other, net ..................................................   14,481        (523)
                                                              --------    --------

   Net cash provided by investing activities ................   92,233     325,010
                                                              --------    --------

Financing Activities
Net decrease in federal funds purchased and securities sold
   under repurchase agreements ..............................  (16,504)   (128,111)
Net decrease in deposits .................................... (241,021)   (586,250)
Net increase in short term borrowings........................   35,000        -
Proceeds from issuance of stock..............................      444      77,017
Other, net ..................................................   (3,125)      5,094
                                                              --------    --------

   Net cash used in financing activities .................... (225,206)   (632,250)
                                                              --------    --------

Net decrease in cash and cash equivalents ...................  (74,896)   (222,281)
Cash and cash equivalents at beginning of period ............  499,504     859,817
                                                              --------    --------

Cash and cash equivalents at end of period .................. $424,608    $637,536
                                                              ========    ========


Supplemental disclosures of cash flow information
   Cash paid (received) during the period for:
      Interest............................................... $ 18,319   $  23,260
      Income taxes...........................................  (15,970)    (30,023)

   Non-Cash Investing activities:
      Transfer from loans to OREO and Disposition Program....    1,595      70,225


   See accompanying Notes to the Unaudited Consolidated Financial Statements

                           CITY NATIONAL CORPORATION
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                             For the six months ended
                                                                     June 30
                                                             ------------------------
                                                               1994          1993
                                                             ---------   ------------
                                                             (Dollars in thousands)
Common Stock
  Balance, beginning of period..........................      $45,027        $32,240
  Stock options exercised...............................           68             64
  Proceeds from Rights Offering.........................         -            12,717
                                                             ---------      ---------
  Balance, end of period................................       45,095         45,021
                                                             ---------      ---------

Additional paid in capital
  Balance, beginning of period..........................      262,471        198,222
  Stock options exercised...............................          376            383
  Tax benefit from stock options........................           58             49
  Proceeds from Rights Offering.........................         -            63,853
                                                             ---------      ---------
  Balance, end of period................................      262,905        262,507
                                                             ---------      ---------

Unrealized net losses on securities available for sale
  Balance, beginning of period..........................         -              -
  Change during period..................................       (3,183)          -
                                                             ---------      ---------
  Balance, end of period................................       (3,183)          -
                                                             ---------      ---------

Accumulated earnings (deficit)
  Balance, beginning of period..........................       (9,424)        (2,518)
  Net income (loss).....................................       16,889        (14,964)
                                                             --------       --------
  Balance, end of period................................        7,465        (17,482)
                                                             ---------      ---------

Total shareholders' equity .............................     $312,282       $290,046
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

2. In March of 1993, the Company adopted a program (the Disposition Program) to accelerate the disposition of certain assets, consisting of other real estate owned (ORE), including in-substance foreclosures, and certain nonaccrual loans. The assets included in the Disposition Program are segregated as "assets held for accelerated disposition" on the consolidated balance sheet. The book value of these assets prior to the adoption of the Disposition Program was $88.9 million of ORE and $30.6 million of nonaccrual loans. A credit loss provision of $4.0 million and additional ORE writedowns and expense accruals of $36.5 million and certain charge offs in the amount of $12.4 million were recorded during the first quarter of 1993 to record the assets at their estimated liquidation values. The Bank signed a definitive agreement to sell, as of November 1, 1993, all six asset pools in the Disposition Program. The sale of the loans contained in the Disposition Program for $48.3 million closed concurrently with the signing of the definitive agreement and a gain of $12.8 million was recognized at that time. During the first and second quarters of 1994, the Company completed the sale of the ORE contained in the Disposition Program. Gains of $3.5 million and $0.7 million, respectively, from the Disposition Program were recognized in the first and second quarters of 1994, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

     The following discussion summarizes some of the developments significant to City National Corporation during the second quarter of 1994. However, the Company's consolidated financial statements for the quarter and the entire Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report should be reviewed for a more complete understanding of the Company's financial position and its results of operations.

     City National Corporation (the Corporation) is the holding company for City National Bank (the Bank). Because the Bank constitutes substantially all of the business of the Company, references to the Company in this Item 2 reflect the consolidated activities of the Company and the Bank.

     The Company recorded consolidated net income of $8.2 million, or $.18 per share, in the second quarter of 1994, compared to a net income of $10.9 million, or $.30 per share, in the second quarter of 1993, and net income of $8.7 million, or $.19 per share, in the first quarter of 1994. Most of the change between second quarters resulted from one-time gains in the second quarter of 1993 of $4.5 million ($3.0 million after taxes) from the sale of certain Equity Lines of Credit (ELCs) and a $7.1 million net gain from sale of the Bank's data processing division, City National Information Systems (CNIS), whereas no one-time gains occurred in the second quarter of 1994. Partially offsetting the one-time gains in 1993 was an increase in net interest income in the second quarter of 1994 of $5.0 million, a decrease in the provision for credit losses of $4.5 million and a decrease in non-interest expense of $3.5 million.

     Returns on average assets for the second quarter and the first half of 1994 were 1.16% and 1.20%, respectively. Returns on average equity for the second quarter and the first half of 1994 were 10.67% and 11.15%, respectively.

     The allowance for credit losses at June 30, 1994 was $105.4 million, or 7.07% of loans outstanding, compared to 7.31% at March 31, 1994 and 7.34% at June 30, 1993. Net charge offs totaled $9.1 million in the second quarter of 1994, or 2.43% of average loans, down from $12.0 million, or 2.75% of average loans, in the second quarter of 1993, but more than the $2.0 million, or .51% of average loans, in the first quarter of 1994. Management does not believe that the increase in the level of net charge offs from the first quarter resulted from any underlying trend in credit quality. Based on its review of the loan portfolio, management anticipates that net charge offs and provisions for credit losses for 1994 will decrease from 1993 levels.

     Nonaccrual loans totaled $60.7 million at June 30, 1994, or 4.1% of total loans, down from $65.1 million, or 4.3% of total loans, at March 31, 1994, and $105.0 million, or 6.2% of total loans, a year earlier. ORE totaled $7.6 million at June 30, 1994, up from $3.7 million at March 31, 1994 but down from $9.6 million at June 30, 1993. The reduction in nonaccrual loans between second quarters was principally attributable to payments, restoration of loans to accrual status and charge offs.

     In April 1994, the Bank implemented a consolidation plan to improve efficiency and operational productivity in its branch network. The streamlining reduced the Bank's total number of branches from 22 to 16, while designating four of the remaining locations as regional commercial lending centers. In addition to providing a full array of regular banking services, the centers house teams of lenders specializing in serving mid-size businesses, as well as the Bank's larger, more complex relationships. The consolidation plan is expected to result in an expense savings of approximately $8.0 million per year, before the effect of inflation and other factors. However, this will be partially offset by decreased income resulting from reductions in loans and deposits caused by the consolidation. See "Consolidation Charge Reserve," below.

     On January 17, 1994 and during the days thereafter, Los Angeles was struck by a series of strong earthquakes. Based on the information currently available, the Bank does not believe that earthquake-related losses, including those related to its facilities, will be material to the Bank's financial position.

NET INTEREST INCOME

     Taxable equivalent net interest income was $35.7 million in the second quarter of 1994, up 16.1% from the year-ago quarter. The increase resulted primarily from a $118.8 million (4.8%) increase in average interest earning assets for the second quarter from the year ago quarter and an increase in the net interest spread from 4.20% to 4.61%. The net interest spread improved because the increases in the prime interest rates during the quarter resulted in higher yields on loans, while rates paid on interest bearing liabilities decreased slightly between quarters. The net interest margin increased from 4.98% in 1993 to 5.52% in 1994.

     Net interest income was $67.9 million on a fully-taxable equivalent basis in the first half of 1994, up 6.6% from the year-ago period. This increase was due to the increase in the net interest spread from 4.20% to 4.42% caused mainly by decreases in rates paid on interest bearing liabilities and a $26.5 million (1.0%) increase in average interest earning assets.

     Management expects interest earning assets to increase slightly from the $2.594 billion average level for the second quarter of 1994, primarily due to increased purchases of securities. The increases in interest earning assets and the recent increases in the prime interest rate, if sustained, are expected to result in higher net interest income for the remainder of 1994, as compared to the first half of 1994.

     Average loans declined $254.7 million (14.5%) between second quarters to $1.497 billion at June 30, 1994. The majority of this decrease reflected lower average commercial loans outstanding, down $161.6 million (15.8%). This decline resulted from decreased loan demand because of continued economic weakness in Southern California. Average construction loans decreased $71.0 million (83.8%) from the second quarter of 1993, primarily as a continuing result of the Bank's significant cutback in new construction loan commitments, beginning in late 1990 and the transfer of certain construction loans to the real estate mortgage category after completion of construction.

     Average loans for the first half of 1994 declined $332.0 million, or 17.8%, from the first half of 1993. Of this decrease, $185.8 million, $77.5 million and $54.5 million were from commercial, real estate construction and real estate mortgage loans, respectively.

     Average taxable securities increased $518.0 million (140.1%) between second quarters and $445.1 million, or 115.4%, between first halves, as a result of the investment of the Bank's excess liquidity in government, agency and mortgage backed securities during the last twelve months.

     Average federal funds sold and securities purchased under resale agreements decreased $130.7 million (43.2%) between second quarters and $68.7 million (26.6%)
between first halves. These decreases resulted from the Bank's decision to invest more of its liquidity in taxable securities offering higher yields.

     Total deposits decreased $58.4 million (2.5%) between second quarters and $105.3 million (4.4%) between first halves, due primarily to decreases of $56.3 million (27.5%) in average time deposits of $100,000 and over between second quarters and $67.2 million (30.5%) between first halves. Average non-interest bearing deposits increased $18.9 million (2.2%) between second quarters, but declined $.8 million (.1%) between first halves. Total average interest bearing core deposits declined $21.0 million (1.7%) between second quarters and $37.3 million (3.0%) between first halves.

     Average federal funds purchased and securities sold under repurchase agreements decreased $19.0 million (7.9%) between second quarters and $93.8 million (30.8%) between first halves, due to the Company's improved liquidity.

NET INTEREST INCOME SUMMARY

The following table presents the components of net interest income for the quarters ended June 30, 1994 and 1993.

                                                     6-30-94                                  6-30-93
                                        -----------------------------------      -----------------------------------
                                                       Interest     Average                     Interest     Average
 Dollars in thousands-fully              Average       income/     interest        Average       income/    interest
 taxable equivalent basis (1)            Balance       expense      rate           Balance       expense      rate
 -------------------------------------------------------------------------------------------------------------------
A s s e t s (2)
  Earning assets
    Loans:    (3)
      Commercial loans                  $  862,402     $18,838        8.81%      $1,023,985     $18,552        7.27%
      Real estate - construction            13,716         309        9.04           84,676       1,422        6.74
      Real estate - mortgage               579,954      11,499        7.95          589,166      11,162        7.60
      Installment loans                     40,733       1,010        9.95           53,727       1,353       10.10
                                        ----------     -------        ----       ----------     -------       -----
      Total loans                        1,496,805      31,656        8.51        1,751,554      32,489        7.48
                                        ----------     -------        ----       ----------     -------       -----
    State and municipal securities          16,274         189        7.19           21,162         332        9.19
    Taxable securities                     887,769      11,103        5.02          369,767       5,361        5.82
    Federal funds sold and securities
      purchased under resale
      agreements                           171,603       1,705        3.99          302,264       2,298        3.05
    Trading account securities              21,194         215        4.06           30,059         220        3.15
                                         ---------     -------        ----       ----------     -------       -----
      Total earning assets               2,593,645      44,868        6.98        2,474,806      40,700        6.65
                                        ----------     -------        ----       ----------     -------       -----
    Reserve for credit losses             (112,573)                                (129,615)
    Cash and due from banks                243,390                                  254,422
    Other nonearning assets                111,819                                  207,071
                                         ---------                               ----------
      Total assets                      $2,836,281                               $2,806,684
                                        ==========                               ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

  Noninterest - bearing deposits        $  890,116         -           -         $  871,179         -           -
  Interest-bearing deposits:
    Interest checking accounts             286,773         688        0.96          277,775         882        1.27
    Money market accounts                  732,390       4,062        2.22          736,138       4,364        2.38
    Savings deposits                        98,046         481        1.97          104,786         579        2.22
    Time deposits - under $100,000          90,736         810        3.58          110,218       1,039        3.78
    Time deposits - $100,000 and over      148,653       1,190        3.21          204,998       1,669        3.27
                                        ----------     -------        ----       ----------     -------       -----
      Total interest - bearing
        deposits                         1,356,598       7,231        2.14        1,433,915       8,533        2.39
                                        ----------     -------        ----       ----------     -------       -----
      Total deposits                     2,246,714                                2,305,094
    Federal funds purchased and
      securities sold under
      repurchase agreements                221,886       2,027        3.66          240,913       1,682        2.80
    Other short - term borrowings           18,422         186        4.05           13,752         105        3.06
                                        ----------     -------        ----       ----------     -------       -----
      Total interest - bearing
        liabilities                      1,596,906       9,444        2.37        1,688,580      10,320        2.45
                                        ----------     -------        ----       ----------     -------       -----
  Other liabilities                         39,914                                   20,727
  Shareholders' equity                     309,345                                  226,198
                                        ----------                               ----------
      Total liabilities and
        shareholders' equity            $2,836,281                               $2,806,684
                                        ==========                               ==========
Net interest income/spread                             $35,425        4.61                      $30,380        4.20
                                                       =======        ====                      =======       =====
Fully taxable equivalent
  net interest income                                  $35,662                                  $30,726
                                                       =======                                  =======
Net interest margin (4)                                               5.52%                                    4.98%


(1) The interest income and average rate data in this table are presented on a taxable equivalent basis. Interest income exempt from federal income taxes, or income taxed at a rate less than the statutory tax rates, has been adjusted to a taxable equivalent basis using the federal income tax rates in effect during the years presented.

(2) Includes average nonaccrual loans of $69,369 and $102,458 for 1994 and 1993, respectively.

(3) Loan income includes loan fees of $1,819 and $1,311 for 1994 and 1993, respectively.

(4) Fully taxable net interest income divided by interest-earning assets.

NET INTEREST INCOME SUMMARY

The following table presents the components of net interest income for the six months ended June 30, 1994 and 1993.

                                                          6-30-94                                  6-30-93
                                            ------------------------------------    ----------------------------------
                                                          Interest       Average                   Interest   Average
Dollars in thousands-                       Average       income/       interest    Average         income/   interest
fully taxable equivalent                    Balance       expense         rate      Balance         expense    rate
- - ----------------------------------------------------------------------------------------------------------------------
A s s e t s (2)
  Earning assets
    Loans: (3)
      Commercial loans                        $882,273      $35,197       8.10%     $1,068,100     $38,424    7.34%
      Real estate - construction                13,934          556       8.64          91,408       3,184    7.02
      Real estate - mortgage                   596,071       23,383       7.93         650,601      24,176    7.49
      Installment loans                         41,883        2,019       9.72          56,065       2,823   10.15
                                              --------     --------      -----      ----------     -------   -----
      Total loans                            1,534,161       61,155       8.08       1,866,174      68,607    7.46
                                            ----------    ---------      -----      ----------     -------    ----
    State and municipal securities              13,710          347       7.91          24,636         785    9.38
    Taxable securities                         830,707       20,322       4.93         385,629      11,481    6.00
    Federal funds sold and securities
      purchased under resale agreements        189,910        3,353       3.60         258,602       3,900    3.04
    Trading account securities                  23,663          429       5.01          30,575         496    3.63
                                            ----------      -------      -----      ----------     -------    ----
      Total earning assets                   2,592,151       85,606       6.72       2,565,616      85,269    6.73
                                            ----------      -------      -----      ----------     -------    ----
    Reserve for credit losses                 (113,038)                               (134,410)
    Cash and due from banks                    248,113                                 283,862
    Other nonearning assets                    118,916                                 223,417
                                            ----------                              ----------
      Total assets                          $2,846,142                              $2,938,485
                                            ==========                              ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

  Noninterest - bearing deposits              $898,682           -           -        $899,498           -       -
  Interest-bearing deposits:
    Interest checking accounts                 289,494        1,384       0.96         283,486       1,901    1.35
    Money market accounts                      732,943        7,991       2.20         751,078       9,115    2.45
    Savings deposits                           100,186          974       1.96         105,168       1,213    2.33
    Time deposits - under $100,000              93,041        1,658       3.59         113,207       2,148    3.83
    Time deposits - $100,000 and over          153,327        2,390       3.16         220,555       3,525    3.22
                                            ----------      -------      -----      ----------     -------    ----
      Total interest - bearing deposits      1,368,991       14,397       2.12       1,473,494      17,902    2.45
                                            ----------      -------      -----      ----------     -------    ----
      Total deposits                         2,267,673                               2,372,992
    Federal funds purchased and securities
      sold under repurchase agreements         210,483        3,506       3.34         304,266       4,316    2.86
    Other short - term borrowings               16,345          289       3.46          14,131         224    3.20
                                             ---------      -------      -----      ----------     -------    ----
      Total interest - bearing liabilities   1,595,819       18,192       2.30       1,791,891      22,442    2.53
                                             ---------      -------      -----      ----------     -------    ----
  Other liabilities                             46,178                                  20,258
  Shareholders' equity                         305,463                                 226,838
                                             ---------                              ----------
      Total liabilities and shareholders'
        equity                              $2,846,142                              $2,938,485
                                            ==========                              ==========
Net interest income/spread                                 $67,414        4.42                     $62,827    4.20
                                                           =======        ====                     =======    ====
Fully taxable equivalent net interest income               $67,877                                 $63,685
                                                           ========                                =======

Net interest margin (4)                                                   5.28%                               5.00%

  (1) The interest income and average rate data in this table are presented on a taxable equivalent basis. Interest income exempt from federal income taxes, or income taxed at a rate less than the statutory tax rates, has been adjusted to a taxable equivalent basis using the federal income tax rates in effect during the years presented.
  (2) Includes average nonaccrual loans of $67,410 and $118,441 for 1994 and 1993, respectively.
  (3) Loan income includes loan fees of $2,904 and $2,493 for 1994 and 1993, respectively.
  (4) Fully taxable net interest income divided by interest-earning assets.

The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Average balances in all categories in each reported period were used in the volume computations. Average yields and rates in each reported period were used in rate computations.

                                          Quarter Ended June 30       Quarter Ended June 30
                                              1994 vs 1993                1993 vs 1992
                                        -------------------------   -------------------------------
                                            Increase                     Increase
  Dollars in thousands -                   (decrease)                   (decrease)
  Fully taxable equivalent basis(1)        due to (2):       Net        due to (2):           Net
                                        ----------------   increase   ------------------    increase
                                        Volume    Rate    (decrease)  Volume      Rate     (decrease)
                                        -------  -------  ----------  ------    --------   ----------
  Interest earned on:
  Loans                                 (5,087)   4,180     (907)   (11,871)    (1,320)    (13,191)
  Taxable securities                     6,402     (664)   5,738     (1,878)    (1,103)     (2,981)
  Non-taxable securities                  (102)     (74)    (176)    (1,628)      (352)     (1,980)
  Federal funds sold and
    securities purchased
    under  resale  agreements           (1,174)     581     (593)    (2,558)      (988)     (3,546)
                                        -------  -------  -------   --------   --------  ----------
    Total interest-earning
      assets                                39    4,023    4,062    (17,935)    (3,763)    (21,698)
                                        -------  -------  -------   --------   --------  ----------
  Interest paid on:
  Interest checking                         27     (221)    (194)      (305)      (580)       (885)
  Money market deposits                    (21)    (281)    (302)    (2,181)    (1,907)     (4,088)
  Savings deposits                         (35)     (63)     (98)       (29)      (261)       (290)
  Other time deposits                     (631)     (77)    (708)    (3,503)    (1,287)     (4,790)
  Short-term borrowings                   (106)     532      426     (2,224)      (879)     (3,103)
                                        -------  -------  -------   --------   --------  ----------
    Total interest-bearing
       liabilities                        (766)    (110)    (876)    (8,242)    (4,914)    (13,156)
                                        -------  -------  -------   --------   --------  ----------
                                       $   805  $ 4,133  $ 4,938   $ (9,693)  $  1,151  $   (8,542)
                                       =======  =======  =======   ========   ========  ==========

                                        Six Months Ended June 30       Six Months Ended June 30
                                             1994 vs 1993                   1993 vs 1992
                                        -------------------------   -------------------------------
                                           Increase                       Increase
  Dollars in thousands -                  (decrease)                     (decrease)
  Fully taxable equivalent basis(1)       due to (2):        Net         due to (2):          Net
                                        ----------------   increase   -----------------     increase
                                        Volume    Rate    (decrease)   Volume      Rate    (decrease)
                                        -------  -------  ----------  --------   --------  ----------
  Interest earned on:
  Loans                                 (9,148)   1,487    (7,661)    (22,102)    (4,698)    (26,800)
  Taxable securities                     9,293     (518)    8,775      (4,171)    (2,363)     (6,534)
  Non-taxable securities                  (476)    (147)     (623)     (3,391)      (324)     (3,715)
  Federal funds sold and
    securities purchased
    under resale agreements               (742)     195      (547)     (4,920)    (2,020)     (6,940)
                                        -------  -------   ------    --------   --------  ----------
    Total interest-earning
      assets                            (1,073)   1,017       (56)    (34,584)    (9,405)    (43,989)
                                        -------  -------   ------    --------   --------  ----------
  Interest paid on:
  Interest checking                          2     (519)     (517)       (569)    (1,176)     (1,745)
  Money market deposits                   (215)    (909)   (1,124)     (4,431)    (4,207)     (8,638)
  Savings deposits                         (55)    (184)     (239)         12       (483)       (471)
  Other time deposits                   (1,434)    (191)   (1,625)     (7,666)    (3,308)    (10,974)
  Short-term borrowings                   (958)     213      (745)     (3,544)    (1,881)     (5,425)
    Total interest-bearing              -------  -------   ------    --------   --------  ----------
       liabilities                      (2,660)  (1,590)   (4,250)    (16,198)   (11,055)    (27,253)
                                        -------  -------   ------    --------   --------  ----------
                                       $ 1,587  $ 2,607   $ 4,194   $(18,386)   $  1,650  $  (16,736)
                                       =======  =======   =======   ========    ========  ==========

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

PROVISION FOR CREDIT LOSSES

     The provision for credit losses was $3.0 million in each of the first and second quarters of 1994, compared to $11.5 million, $7.5 million, $5.5 million and $5.5 million for the first quarters through fourth quarters of 1993. The provision for credit losses in the first quarter of 1993 included $4.0 million resulting from the Bank's Disposition Program (see "Accelerated Asset Disposition Program," below). Loans charged off in the second quarter of 1994 were $17.4 million, compared to $17.2 million in the second quarter of 1993 and $8.9 million in the first quarter of 1994. Management does not believe that the increase in the level of charge offs from the first quarter resulted from any underlying trend in credit quality. Recoveries were $8.3 million in the second quarter of 1994, compared to $5.2 million in the second quarter of 1993 and $6.9 million in the first quarter of 1994.

     The provision for credit losses charged to operations reflects management's judgment of the adequacy of the allowance for credit losses, and is determined through periodic analysis of the loan portfolio. This analysis includes a detailed review of the classification and categorization of problem and potential problem loans and loans to be charged off; an assessment of the overall quality and collectability of the portfolio; and consideration of the loan loss experience, trends in problem loans and concentrations of credit risk, as well as current and expected future economic conditions, particularly in Southern California. The Bank has an internal risk analysis and review staff that reports to the Board of Directors and continuously reviews loan quality. Such reviews also assist management in establishing the level of the allowance for credit losses.

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

NON-INTEREST INCOME

     Non-interest income for the second quarter of 1994 totaled $8.9 million, down $5.7 million (39.0%) from a year earlier. Non-interest income for the first half of 1994 was $19.2 million, a decrease of $7.0 million (26.8%) from the first half of 1993. Service charges on deposit accounts decreased slightly, $.3 million (10.9%) and $.2 million (4.2%), respectively, for the quarter and six months ended June 30, 1994. Due to the effect of recent increases in interest rates utilized for purposes of account analysis, future service charge income on deposit accounts may be less than second quarter 1994 levels. Trust fees decreased $.1 million (5.3%) and $.3 million (8.2%) for the quarter and six months ended June 30, 1994 due to lower volumes. Other income in 1994 included a pre-tax gain of $1.3 million from the sale of two leveraged leases in the first quarter, while other income in 1993 included $1.9 million from sale of the Bank's merchant credit card business in the first quarter and $4.5 million from the Bank's sale of $73.7 million in ELC loans in the second quarter. All other income decreased $.9 million (22.1%) and $1.3 million (17.8%) for the quarter and six months ended June 30, 1994, because of lower escrow, foreign exchange, letter of credit and proof of deposit fees. Management does not expect a significant increase in non-interest income from second quarter 1994 levels during the remainder of 1994.

NON-INTEREST EXPENSE

     Excluding net ORE results, non-interest expense totaled $29.4 million in the second quarter of 1994, a decrease of $2.8 million (8.7%) from the second quarter of 1993, and $60.0 million for the first half of 1994, a decrease of $4.6 million (7.1%) from the first half of 1993. Salaries and other employee benefits decreased $2.0 million (11.3%) and $3.7 million (10.1%) for the quarter and six months ended June 30, 1994, respectively, from comparable periods in 1993. This decrease was due primarily to decreases in full-time equivalent staff levels, which have declined from approximately 1,650 at December 31, 1992 to 1,220 at June 30, 1994.

     The remaining expense categories other than staff decreased $.8 million (5.5%) and $.9 million (3.3%) for the quarter and six months ended June 30, 1994, respectively, from the comparable periods in 1993. These decreases resulted from the continued realization of savings from the Company's expense management efforts and from the implementation of the branch consolidation program. See "Consolidation Charge Reserve," below. The increases in promotion expenses resulted from the Company's increased advertising program. The increases in professional expenses were due to higher legal fees for defense and collection matters.

     Net ORE result in the second quarter of 1994 was a credit of $.8 million, resulting primarily from the completion of the Disposition Program, compared to a credit of $.1 million in the prior year. For the first half of 1994, net ORE result was a credit of $5.3 million, of which $4.2 million represented gains on the sale of assets in the Disposition Program, compared to expense of $40.3 million in the first half of 1993, $36.5 million of which resulted from the initiation of the Disposition Program in March 1993.

INCOME TAXES

     The second quarter 1994 effective tax rate was 35.1%, compared to 29.1% for the second quarter of 1993. The effective tax expense (benefit) rates for the first half of 1994 and 1993 were 34.7% and (36.6%), respectively. The effective rates differed from the statutory federal tax rates of 34% for 1993 and 35% for 1994 due primarily to tax exempt income and, in 1994, due also to the California alternative minimum tax.

     As a result of the Company's net operating loss carry-forwards, no regular California franchise tax provision was recorded in 1994, nor was any benefit taken in 1993. At June 30, 1994, the Company had a California net operating loss carry-forward of $14.3 million, of which $3.5 million will expire in 1997 and $10.8 million will expire in 1998.

     At June 30, 1994, the Company had unrecognized California tax benefits of $13.5 million. Realization of the tax benefits of the Company's deductible California temporary differences and California operating loss and tax credit carry-forwards depends on having sufficient taxable income within the applicable carry-forward periods. Recognition of deferred tax assets is permitted when it is more likely than not that the tax benefits will be realized. Depending on the Company's level of future profitability and the timings of the reversals of temporary differences, some or all of the Company's unrecognized California tax benefits may be recognized in the second half of 1994.

BALANCE SHEET ANALYSIS
Loan Portfolio
     A comparative period-end loan table is presented below:

                                         June 30,     March 31,    December 31,    June 30,
                                          1994          1994          1993          1993
                                        ----------    ----------    ----------    ----------
                                                       (Dollars in thousands)

Commercial and financial(1)             $  868,346    $  876,716    $  939,719    $  991,378
Real estate - construction                  14,622        12,651        11,699        82,384
Real estate - mortgage(2)                  529,793       580,000       617,067       562,069
Residential first mortgage                  38,135        13,380         6,586         2,604
Installment                                 39,546        42,106        45,485        52,061
                                        ----------    ----------    ----------    ----------
   Total loans, gross                    1,490,442     1,524,853     1,620,556     1,690,496
Less:  Allowance for credit losses        (105,380)     (111,461)     (110,499)     (124,053)
                                        ----------    ----------    ----------    ----------
   Total loans, net                     $1,385,062    $1,413,392    $1,510,057    $1,566,443
                                        ==========    ==========    ==========    ==========

(1) Commercial and financial loans include unsecured loans to real estate developers and customers involved in real estate investments and commercial loans where real estate partially secures the borrowing.
(2) Does not include first mortgages on residential properties.

          Gross loans at June 30, 1994 amounted to $1,490 million, down $200 million (11.8%) from June 30, 1993. The decrease in loans resulted from decreased loan demand because of continued economic weakness in Southern California. Commercial loans continue to constitute the major portion of the Bank's lending activity, 58.3% at June 30, 1994 and 58.6% at June 30, 1993.
Real estate construction loans decreased $67.8 million, or 82.3%, between June 30, 1993 and June 30, 1994, because new construction lending was curtailed beginning in late 1990, and certain construction loans were transferred to the real estate mortgage category after completion of construction. Real estate mortgage loans decreased $32.3 million, or 5.7%, between June 30, 1993 and 1994, due to paydowns. However, residential first mortgage loans increased $35.5 million between June 30, 1993 and 1994, as a result of the Bank's entry into residential first mortgage lending in late 1993 and purchases of residential mortgages originated by third parties.

          Substantially all of the Bank's loans are in Southern California. At June 30, 1994, real estate construction and mortgage loans constituted 36.5% of the Bank's loan portfolio. No other industry comprised 10% or more of the portfolio.

                                 REAL ESTATE CONSTRUCTION LOANS BY TYPE

                                June 30,   March 31,  December 31,   June 30,
                                  1994       1994        1993         1993
                               ----------  ----------  ----------  ----------
                                           (Dollars in thousands)
Office building                $ 7,997        $ 7,517     $ 7,282   $24,930
Condominium and apartment            -              -           -    19,915
Shopping center                      -              -           -    17,015
1-4 family                       1,482            832         594     7,615
Industrial                           -              -           -     6,179
Other                            5,143          4,302       3,823     6,730
                               -------        -------     -------   -------
                               $14,622        $12,651     $11,699   $82,384
                               =======        =======     =======   =======

                       REAL ESTATE MORTGAGE LOANS BY TYPE

                                 June 30,    March 31,  December 31,     June 30,
                                   1994        1994         1993          1993
                                ----------  ----------  -----------     ---------
                                             (Dollars in thousands)
Equity lines of credit          $ 30,323    $ 31,878    $ 47,279        $ 64,783
Industrial                       113,942     118,849     123,594         137,369
Office building                  103,613     104,142     110,183         102,525
Shopping center                   63,964      62,309      68,236          64,109
Land, residential                 22,486      26,641      30,761          27,358
Condominium and apartment         43,208      45,010      54,040          37,174
Land, non-residential             10,114      32,242      32,885          29,089
Other                            142,143     158,929     150,089          99,662
                                --------    --------    --------        --------
                                $529,793    $580,000    $617,067        $562,069
                                ========    ========    ========        ========

RISK ELEMENTS
Nonaccrual, Past Due and Restructured Loans

          The following table presents information concerning nonaccrual loans, ORE, accruing loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans.


                                        June 30,  March 31,   December 31,  June 30,
                                          1994       1994        1993         1993
                                      ----------  ----------  ----------    --------
                                                  (Dollars in thousands)
Nonaccrual loans:
  Real estate - construction          $     -     $     -     $     -       $ 14,996
  Real estate - mortgage               46,179      47,333      48,016         39,268
  Commercial                           14,509      17,807      23,040         50,736
  Installment                               -           -           -              -
                                      -------     -------     -------       --------
     Total                             60,688      65,140      71,056        105,000
ORE                                     7,564       3,677       5,559          9,581
                                      -------     -------     -------       --------
     Total nonaccrual loans
      and ORE                         $68,252     $68,817     $76,615       $114,581
                                      =======     =======     =======       ========

Assets held for
 accelerated disposition                    -     $ 2,779     $17,450       $ 64,758
                                      =======     =======     =======       ========
In-substance foreclosures -
 intangible assets                    $ 4,097     $ 4,530     $ 4,740       $  5,119
                                      =======     =======     =======       ========

Ratio of nonaccrual loans
 to total loans                          4.07%       4.27%       4.38%          6.21%
Ratio of nonaccrual loans
 and ORE to total loans and ORE          4.56        4.50        4.71           6.74
Ratio of allowance for credit
 losses to nonaccrual loans            173.64      171.11      155.51         118.15

Accruing loans past due
 90 days or more:
  Real estate                         $19,125     $18,046     $17,412       $ 34,748
  Commercial                           10,599      10,453      11,382          3,948
  Installment                             137         138         155            167
                                      -------     -------     -------       --------
     Total                            $29,861     $28,637     $28,949       $ 38,863
                                      =======     =======     =======       ========

Restructured loans; all
  on accrual status                   $ 2,125     $ 1,907     $   958       $  1,014
                                      =======     =======     =======       ========


NONACCRUAL LOANS

          The table below summarizes the approximate changes in nonaccrual loans for the quarters ended June 30, 1994, March 31, 1994, and June 30, 1993, and for the six month periods ended June 30, 1994 and 1993.

                                            Quarter ended         Six months ended
                                    ----------------------------- ----------------
                                     June 30,  March 31,  June 30,     June 30,
                                       1994     1994       1993     1994     1993
                                    --------- --------- --------- --------- -------
                                                (Dollars in millions)
Balance, beginning of period        $ 65.1    $ 71.1    $113.8    $ 71.1    $160.3
Loans placed on nonaccrual            30.5      19.0      33.2      49.5      73.5
Charge offs                          (12.3)     (6.5)    (13.9)    (18.8)    (36.2)
Loans returned to accrual             (6.0)     (6.4)    (12.0)    (12.4)    (29.5)
Repayments (including interest
 applied to principal)               (15.9)    (12.1)    (11.5)    (28.0)    (30.2)
Transfers to ORE                       (.7)        -      (4.6)      (.7)    (11.6)
Transfer to Disposition
 Program, net                            -         -         -               (21.3)
                                    ------    ------    ------    ------    ------
Balance, end of period              $ 60.7    $ 65.1    $105.0    $ 60.7    $105.0
                                    ======    ======    ======    ======    ======

          The additional interest income that would have been recorded from nonaccrual loans (including restructured loans on nonaccrual status), if the loans had not been on nonaccrual status, was $1.6 million and $2.6 million for the quarters and $2.0 million and $5.8 million for the six-month periods ended June 30, 1994 and 1993, respectively. Interest payments received on nonaccrual loans are generally applied to principal, unless there is no doubt as to the ultimate full repayment of principal, in which case the interest payment is recognized as interest income. Interest income included $.8 million and $.5 million for the quarters and $2.1 million and $1.1 million for the six-month periods ended June 30, 1994 and 1993, respectively, from the collection of interest related to nonaccrual loans, including loans paid off during the quarter. Interest income not recognized on nonaccrual loans reduced the net interest margin by 25 and 44 basis points for the quarters and 16 and 46 basis points for the six-month periods ended June 30, 1994 and 1993, respectively.

Potential Problem Loans

          At June 30, 1994, in addition to loans disclosed above as past due, nonaccrual or restructured, management had also identified $32 million of loans about which it had serious doubts as to the ability of the borrowers to comply with the present loan payment terms in the future. This amount was determined based on analysis of information known to management about the borrower's financial condition and current and expected economic conditions. If economic conditions change, or if additional information relating to borrowers' financial condition come to light, then the amount of such potential problem loans may change significantly. Currently estimated potential losses from these potential problem loans have been considered in determining the adequacy of the allowance for credit losses.

Other Real Estate
          The following tables summarize the changes in the Company's ORE balances and ORE by type:

                            CHANGES IN ORE BALANCES


                                                      Quarter ended              Six months
                                             ------------------------------     ended June 30,
                                             June 30,  March 31,  June 30,   --------------------
                                                1994     1994       1993        1994      1993
                                             --------- ---------  ---------  ---------  ---------
                                                            (Dollars in thousands)

Balance, beginning of period                 $3,677    $ 5,559    $ 7,324    $ 5,559    $ 94,065
Additions                                     2,498          -      5,288      2,498      12,240
Sales                                          (195)    (1,817)    (1,893)    (2,012)     (4,521)
Writedowns                                        -          -        (85)         -     (39,705)
Payments and other reductions                  (118)       (65)    (1,053)      (183)     (3,609)
Transfer from (to) Disposition Program        1,702          -          -      1,702     (48,889)
                                             ------    -------    -------    -------    --------
Balance, end of period                       $7,564    $ 3,677    $ 9,581    $ 7,564    $  9,581
                                             ======    =======    =======    =======    ========

ALLOWANCE FOR CREDIT LOSSES

          The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:

                                                         Quarter ended                  Six months ended
                                              -----------------------------------    ----------------------
                                                June 30,    March 31,    June 30,     June 30,    June 30,
                                                  1994        1994         1993         1994        1993
                                              ----------   ----------   ----------   ----------   ----------
                                                                 (Dollars in millions)
Average amount of loans outstanding           $1,496.8     $1,571.9     $1,751.6     $1,534.2     $1,866.2
                                              ========     ========     ========     ========     ========
Balance of allowance for credit losses,
 beginning of period                          $  111.5     $  110.5     $  130.1     $  110.5     $  136.1
                                              --------     --------     --------     --------     --------
Loans charged off:
  Commercial                                      10.2          5.3         13.0         15.5         21.0
  Real estate loans - construction                   -            -           .4            -          2.8
  Real estate loans - mortgage                     7.0          3.4          3.6         10.4         17.0
  Installment                                       .2           .2           .2           .4           .7
                                              --------     --------     --------     --------     --------
     Total loans charged off                      17.4          8.9         17.2         26.3         41.5
                                              --------     --------     --------     --------     --------
Less recoveries of loans previously
 charged off:
  Commercial                                       7.9          6.7          4.9         14.6         11.7
  Real estate loans - construction                   -           .1            -           .1            -
  Real estate loans - mortgage                      .1            -           .1           .1           .1
  Installment                                       .3           .1           .2           .4           .2
                                              --------     --------     --------     --------     --------
     Total recoveries                              8.3          6.9          5.2         15.2         12.0
                                              --------     --------     --------     --------     --------
Net loans charged off                              9.1          2.0         12.0         11.1         29.5
Provisions charged to operating
 expense                                           3.0          3.0          7.5          6.0         19.0
Other(1)                                             -            -         (1.5)           -         (1.5)
                                              --------     --------     --------     --------     --------
Balance, end of period                        $  105.4     $  111.5     $  124.1     $  105.4     $  124.1
                                              ========     ========     ========     ========     ========
Ratio of net charge-offs to
 average loans                                    2.43%         .51%        2.75%        1.45%        3.19%
                                              ========     ========     ========     ========     ========

(1) Credit loss allowance allocated to $73.7 million of equity line of credit loans sold in April 1993.

          The allowance for credit losses decreased from $124.1 million at June 30, 1993 to $105.4 million at June 30, 1994, primarily due to net charge offs in excess of provisions for credit losses during the twelve months ended June 30, 1994.

          At June 30, 1994, the allowance for credit losses was 7.07% of gross loans, compared to 7.34% at June 30, 1993. The allowance at June 30, 1994 was equal to 173.6% of total nonaccrual loans, as compared to 118.1% at June 30, 1993.

          Management believes that the adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," upon its January 1, 1995, effective date will not have a material impact on the Company's results of operations or shareholders' equity.

INVESTMENT SECURITIES
          A comparative period-end table is presented below:

                                         June 30,    December 31,    June 30,
                                           1994          1993          1993
                                        ----------   ------------   ----------
                                                (Dollars in thousands)
Investment securities:
  Cost                                   $705,392        $902,481     $412,244
                                         ========        ========     ========
  Market                                 $681,973        $902,738     $417,463
                                         ========        ========     ========
  Market in excess of (below) cost       $(23,419)       $    257     $  5,220
                                         ========        ========     ========


          The Company has the ability and management has the intent to hold its investment securities until maturity.

          Due to the rise in interest rates in 1994, the market value of the Company's investment securities portfolio is $23.4 million (3.3%) lower than its carrying value. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," unrealized gains or losses on investment securities do not affect shareholders' equity until realized.

SECURITIES AVAILABLE FOR SALE

          Securities available for sale amounted to $222.5 million at market (cost of $227.4 million) at June 30, 1994, compared to $2.0 million (both cost and market) at December 31, 1993 and $18.7 million (market value $19.1 million) at June 30, 1993. Because of its excess liquidity and in order to provide flexibility with respect to future loan funding, the Company has designated certain securities purchased during the first six months of 1994 as securities available for sale.

DEFERRED TAX ASSETS

          Deferred tax assets amounted to $22.6 million at June 30, 1994 and $30.3 million at June 30, 1993. These deferred tax assets were primarily due to the inability of the Bank to take loan loss deductions for income tax purposes with respect to anticipated loan losses for which an allowance had been established on its financial accounting records. It is more likely than not that the reversing deductible temporary differences, net of the recorded valuation allowances, at June 30, 1994 will be realized by the availability of reversing taxable temporary differences, recovery of taxes paid in applicable carry-back years, and projected taxable income for the next year.

ASSETS HELD FOR ACCELERATED DISPOSITION

          In March 1993, the Bank adopted an Accelerated Asset Disposition Program (the "Disposition Program") to aggressively dispose of ORE and certain problem loans with an aggregate book value before the Disposition Program of $119.5 million. The Bank signed a definitive agreement to sell, as of November 1, 1993, all six asset pools in the Disposition Program to WHC-THREE Investors, L.P. ("WHC-THREE"), a limited partnership. The sale of the loans contained in the Disposition Program for $48.3 million closed concurrently with the signing of the definitive agreement and a gain of $12.8 million was recognized at that time, net of disposition expenses and reserves. The sale of most of the Disposition Program ORE closed in the first quarter of 1994, and a pre-tax gain of $3.5 million was recognized at that time.

          During the second quarter, the sale of one additional Disposition Program ORE asset was closed, the Bank cancelled the sale of two assets and repurchased two other assets to resolve all of the remaining issues regarding the sale of these assets, and recognized an additional gain of $.7 million.

          The Bank provided 75% financing for the sale of assets in the Disposition Program at terms comparable with other real estate loans in its portfolio. At June 30, 1994, the remaining balance was $53.1 million. The terms of the notes require annual pay downs and payment of the remaining principal in five years, in addition to payments when individual real estate assets securing the loans are sold or refinanced.

CONSOLIDATION CHARGE RESERVE

          In November 1993, the Bank announced a consolidation plan to improve efficiency and operational productivity in its branch network. To cover the costs associated with this action, the Bank recorded a consolidation charge of $12.0 million in the fourth quarter of 1993, consisting of $7.5 million for the disposition of lease commitments, $1.5 million for the disposition of fixed assets and $3.0 million for severance costs and other costs directly related to the consolidation. At June 30, 1994, the balance remaining in the consolidation reserve was $9.8 million. The Bank is continuing to negotiate settlements of lease commitments and believes the reserve balance at June 30, 1994 is adequate to cover these lease liabilities and the remaining expenses expected to be incurred as part of the consolidation program.

Capital Adequacy Requirements

          As of June 30, 1994, the Company had a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 18.44%, a ratio of total capital to risk weighted assets (total risk-based capital ratio) of 19.75%, and a ratio of Tier 1 capital to average adjusted total assets (Tier 1 leverage ratio) of 11.14%, while the Bank had a Tier 1 risk-based capital ratio of 17.40%, a total risk-based capital ratio of 18.71% and a Tier 1 leverage ratio of 10.53%.

          Based on the availability of recovery of taxes paid in prior years and projected taxable income for the next twelve months, there is no limitation on the amount of recorded deferred tax assets includable in regulatory capital at June 30, 1994 under OCC guidelines.

LIQUIDITY

          A fundamental aspect of the asset/liability management strategy of the Company is adequate liquidity -- the ability to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner.

          For most financial institutions, the most manageable sources of liquidity are composed of liabilities, especially core deposits. Average core deposits increased to 84.4% of total funding in the second quarter of 1994, compared to 82.0% in the second quarter of 1993.

          Liquidity is also provided by assets such as federal funds sold, securities purchased under resale agreements and trading account securities which may be immediately converted into cash at a minimal cost. Liquidity may also be provided by maturing investment securities. At June 30, 1994, investment securities maturing within one year amounted to $100.7 million, and securities available for sale amounted to $222.5 million. Maturing loans also provide liquidity, and $.8 billion of the Bank's loans are scheduled to mature in the next twelve months.

          City National Corporation has no outstanding debt obligations and limited financial requirements. At June 30, 1994, it had repurchase agreements with the Bank of $2.7 million and securities of $16.4 million.

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

          The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap tends to adversely affect net interest income, while a positive gap tends to result in an increase in net interest income. During a period of falling interest rates, a negative gap tends to result in an increase in net interest income, while a positive gap tends to affect net interest income adversely.

          The following table shows that the Company's positive interest rate sensitivity gap increased from $813.8 million at June 30, 1993 to $1,040.0 million at June 30, 1994. This increase was due primarily to a $178.5 million increase in rate sensitive assets, especially securities. The Company's highly asset sensitive position in this period of rising interest rates will have a positive effect on net interest income. However, while the interest rate sensitivity gap is a useful measure and contributes towards effective asset and liability management, it is difficult to predict the net interest margin based solely on that measure.

At June 30, 1994 and 1993, the Company's distribution of rate-sensitive assets and liabilities was as follows:

                                                                        Maturing or repricing in
                                                     --------------------------------------------------------------
                                                                 After 3       After
                                                                 months       1 year
                                                                  but           but
                                                     3 months    within       within         After
                                                     or less     1 year       5 years       5 years         Total
                                                     --------    -------      -------       --------       --------
                                                                         (Dollars in millions)
June 30, 1994
Rate-sensitive assets:
   Interest-bearing deposits in other banks...      $    0.6     $              $           $     -        $    0.6
   Loans......................................       1,227.2         65.2         86.5          50.9        1,429.8
   Investment securities......................          63.1        131.3        308.9         202.1          705.4
   Securities available for sale..............            -           4.0        166.5          52.0          222.5
   Trading account securities.................          34.2           -            -             -            34.2
   Federal funds sold and securities
      purchased under resale agreements.......         215.0           -            -             -           215.0
                                                    --------     --------       ------      --------       --------
      Total rate-sensitive assets.............       1,540.1        200.5        561.9         305.0        2,607.5
                                                    --------     --------       ------      --------       --------
Rate-sensitive liabilities: (1)
   Interest checking..........................         270.2            -            -             -          270.2
   Money market deposits......................         732.7            -            -             -          732.7
   Savings deposits...........................          95.0            -            -             -           95.0
   Other time deposits........................         120.6         76.3         36.7             -          233.6
   Short-term borrowings......................         236.0            -            -             -          236.0
                                                    --------      -------       ------      --------       --------
      Total rate-sensitive liabilities........       1,454.5         76.3         36.7             -        1,567.5
                                                    --------      -------       ------      --------       --------
Interest rate sensitivity gap.................      $   85.6      $ 124.2       $525.2      $  305.0       $1,040.0
                                                    ========      =======       ======      ========       ========
Cumulative interest rate sensitivity gap......      $   85.6      $ 209.8       $735.0      $1,040.0
                                                    ========      =======       ======      ========
Cumulative ratio of rate-sensitive assets
  to rate-sensitive liabilites................           106%         114%         147%          166%           166%
                                                    ========      =======       ======      ========       ========


                                                                        Maturing or repricing in
                                                     -------------------------------------------------------------
                                                                 After 3       After
                                                                  months       1 year
                                                                  but           but
                                                     3 months    within        within        After
                                                     or less     1 year       5 years       5 years        Total
                                                    ---------   --------     --------       -------      ---------

June 30, 1993                                                         (Dollars in millions)
Rate-sensitive assets:
   Interest-bearing deposits in other banks...       $    0.6     $            $            $     -       $     0.6
   Loans......................................        1,275.8         70.4        216.5          23.1       1,585.8
   Investment securities......................           47.0        176.1        160.4          28.7         412.2
   Securities available for sale..............            5.4          7.6          5.6           0.1          18.7
   Trading account securities.................           23.8           -            -             -           23.8
   Federal funds sold and securities
      purchased under resale agreements.......          387.9           -            -             -          387.9
                                                     --------     --------     --------     ---------      --------
      Total rate-sensitive assets.............        1,740.5        254.1        382.5          51.9       2,429.0
                                                     --------     --------     --------     ---------      --------
Rate-sensitive liabilities: (1)
   Interest checking..........................          258.4           -            -             -          258.4
   Money market deposits......................          730.6           -            -             -          730.6
   Savings deposits...........................           96.3           -            -             -           96.3
   Other time deposits........................          185.7         82.7         35.5            -          303.9
   Short-term borrowings......................          226.0           -            -             -          226.0
                                                     --------     --------     --------     --------       --------
      Total rate-sensitive liabilities........        1,497.0         82.7         35.5            -        1,615.2
                                                     --------     --------     --------     --------       --------
Interest rate sensitivity gap.................       $  243.5     $  171.4     $  347.0     $   51.9       $  813.8
                                                     ========     ========     ========     ========       ========
Cumulative interest rate sensitivity gap......       $  243.5     $  414.9     $  761.9     $  813.8
                                                     ========     ========     ========     ========
Cumulative ratio of rate-sensitive assets
  to rate-sensitive liabilities...............            116%         126%         147%         150%           150%
                                                     ========     ========     ========     ========       ========

(1) Customer deposits which are subject to immediate withdrawal are presented as repricing within 3 months or less. The distribution of other time deposits is based on scheduled maturities.

PART II.        OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

          On April 19, 1994, the Registrant held its annual meeting of shareholders. The shareholders elected the 12 directors listed in the Registrant's proxy statement. The following table sets forth the number of votes cast for or withheld with respect to each director. Under applicable Delaware law, votes withheld have the same effect as votes cast against a nominee, and for this reason, the ballot did not offer a separate opportunity to vote against nominees. No measures other than the election of directors were voted on, and the election tally consequently does not include any abstentions or broker non-votes.


Name or Matter                        For       Withheld
- - --------------                     ----------   --------

George H. Benter, Jr.              38,998,952    256,488
Richard L. Bloch                   38,967,591    287,849
Mirion P. Bowers, M.D.             38,943,754    311,686
Steven D. Broidy                   39,001,152    254,288
Stuart D. Buchalter                38,965,220    290,220
Bram Goldsmith                     38,980,555    274,885
Russell D. Goldsmith               38,983,935    271,505
Burton S. Horwitch                 38,986,355    269,085
Charles E. Rickershauser, Jr.      38,996,091    259,349
Edward Sanders                     38,990,968    264,472
Andrea L. Van De Kamp              38,944,713    310,727
Kenneth Ziffren                    38,995,197    260,243


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

                                         CITY NATIONAL CORPORATION
                                         -------------------------
                                         (Registrant)



DATE:   August 15, 1994
       -----------------                 --------------------------
                                         FRANK P. PEKNY
                                         Executive Vice President
                                         and Treasurer