Form 10-Q
period 1994-09-30
CITY NATIONAL CORP
filed 1994-11-10
CIK 201461

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1994  Commission File Number 1-10521


                           CITY NATIONAL CORPORATION
- - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                           95-2568550
- - - ------------------------------------------------------------------------------
        (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)          Identification No.)


               400 North Roxbury Drive, Beverly Hills, California     90210
- - - --------------------------------------------------------------------------------
                (Address of principal executive offices)             (Zip Code)


        Registrant's telephone number, including area code    (310) 888-6000


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been SOCH subject to such filing requirements for the past 90 days.


                  YES     X        NO
                       --------        --------


 Number of shares of common stock outstanding at October 31, 1994: 45,142,206

        This Form 10-Q contains 29 pages.

                           CITY NATIONAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)


                                        ASSETS
                                                                September 30,     December 31,          September 30,
                                                                    1994             1993                   1993
                                                                -----------       ------------          ------------
                                                                               (Dollars in thousands)
Cash and due from banks ...................................     $   227,630      $    234,504          $    200,792
Interest-bearing deposits in other banks...................             673               649                   621
Federal funds sold and securities purchased under
  resale agreements .......................................         183,000           265,000               520,800
Investment securities (market values $700,073, $902,738
  and $576,798 at September 30, 1994, December 31, 1993 and
  September 30, 1993, respectively)                                 726,374           902,481               569,721
Securities available for sale (cost $197,596 and $2,000 at
  September 30, 1994 and December 31, 1993, respectively)..         192,164             2,000                    -
Trading account securities ................................          41,781            39,765                22,410
Loans......................................................       1,534,454         1,620,556             1,610,189
Less allowance for credit losses ..........................         112,308           110,499               123,353
                                                                -----------       ------------          ------------
  Net loans ...............................................       1,422,146         1,510,057             1,486,836
Leveraged leases ..........................................           9,756            13,852                13,474
Premises and equipment, net ...............................          18,282            20,359                20,927
Customers' acceptance liability ...........................           6,177             5,150                 4,851
Other real estate .........................................           8,269             5,559                 5,114
Deferred tax asset ........................................          26,300            18,050                30,120
Assets held for accelerated disposition....................             -              17,450                51,222
Other assets ..............................................          35,299            65,750                58,799
                                                                -----------       ------------          ------------
  Total assets ............................................     $ 2,897,851      $  3,100,626          $  2,985,687
                                                                ===========       ============          ============

                                             LIABILITIES
Demand deposits ...........................................     $   948,374      $  1,088,026          $    973,551
Interest checking deposits ................................         279,267           324,034               284,901
Money market accounts .....................................         704,466           742,381               805,937
Savings deposits ..........................................          87,623           107,221                98,893
Time deposits - under $100,000 ............................          82,764            96,672               102,745
Time deposits - $100,000 and over .........................         137,453           168,433               189,313
                                                                -----------        -----------           -----------
  Total deposits ..........................................       2,239,947         2,526,767             2,455,340
Federal funds purchased and securities sold
  under repurchase agreements .............................         250,969           202,459               205,091
Other short-term borrowings ...............................          46,002            15,000                15,000
Mortgages payable .........................................             -              26,319                   -
Other liabilities .........................................          32,130            26,857                11,884
Acceptances outstanding ...................................           6,177             5,150                 4,851
                                                                -----------        -----------           -----------
  Total liabilities .......................................       2,575,225         2,802,552             2,692,166
                                                                -----------        -----------           -----------
Commitments and contingencies

                                           SHAREHOLDERS' EQUITY
Preferred Stock, authorized-5,000,000 shares
  none outstanding
Common stock- par value- $1.00
Authorized-75,000,000 shares
Outstanding-45,127,214, 45,027,417 and 45,021,360
  at September 30, 1994, December 31, 1993 and
  September 30, 1993, respectively.........................          45,127            45,027                45,021
Additional paid-in capital ................................         263,151           262,471               262,507
Unrealized losses on securities available for sale.........          (3,529)              -                     -
Accumulated earnings (deficit).............................          17,877            (9,424)              (14,007)
                                                                -----------        -----------           -----------
  Total shareholders' equity ..............................         322,626           298,074               293,521
                                                                -----------        -----------           -----------
  Total liabilities and shareholders' equity...............     $ 2,897,851       $ 3,100,626          $  2,985,687
                                                                ===========        ===========           ===========

   See accompanying Notes to the Unaudited Consolidated Financial Statements

                     Consolidated Statement of Operations
                                  (Unaudited)



                                                                  For the three months             For the nine months
                                                                  ended September 30,              ended September 30,
                                                             -----------------------------     ---------------------------
                                                                  1994            1993              1994            1993
                                                             -------------   -------------     -------------   -------------
                                                                        (Dollars in thousands except per share data)

Interest income:
  Interest and fees on loans ...............................       $32,988         $30,528          $94,143         $99,135
  Interest on federal funds sold and securities purchased
     under resale agreements ...............................         1,841           2,892            5,194           6,792
  Interest on investment securities:
     U.S. Treasury and federal agency securities............         7,869           6,489           24,856          17,631
     Municipal securities ..................................           240              -               587             -
     Other securities ......................................           443             216            1,131             555
  Interest on securities available for sale.................         3,266             216            5,913           1,001
  Interest on trading account securities....................           394             258              823             754
                                                             --------------   -------------    -------------   -------------
     Total .................................................        47,041          40,599          132,647         125,868
                                                             --------------   -------------    -------------   -------------
Interest expense:
  Interest on deposits .....................................         7,377           8,202           21,774          26,104
  Interest on federal funds purchased and securities sold
     under repurchase agreements ...........................         2,248           1,643            5,754           5,959
  Interest on other short-term borrowings...................           268             119              557             343
                                                             --------------   -------------    -------------   -------------
     Total .................................................         9,893           9,964           28,085          32,406
                                                             --------------   -------------    -------------   -------------
  Net interest income ......................................        37,148          30,635          104,562          93,462
  Provision for credit losses ..............................            -            5,500            6,000          24,500
                                                             --------------   --------------   -------------   -------------
  Net interest income after provision for credit losses.....        37,148          25,135           98,562          68,962
                                                             --------------   --------------   -------------   -------------
Noninterest income:
  Service charges on deposit accounts ......................         2,186           3,184            7,352           8,577
  Trust fees ...............................................         1,677           1,875            5,195           5,708
  Customer trading account income ..........................         1,919           1,475            5,128           4,808
  Gain on sale of Equity Line of Credit loans...............            -               -                -            4,460
  Gain on sale of leverage leases ..........................            -               -             1,331             -
  Gain on sale of merchant draft business...................            -               -               -             1,941
  Gain (loss) on sale of securities ........................          (647)             -             (647)             -
  All other income .........................................         3,003           3,773            8,974          11,051
                                                             --------------   --------------   -------------   -------------
     Total noninterest income...............................         8,138          10,307           27,333          36,545
                                                             --------------   --------------   -------------   -------------
Noninterest expense:
  Salaries and other employee benefits .....................        16,124          17,966           48,580          54,076
  Net occupancy of premises ................................         2,386           2,959            7,769           8,537
  Data processing ..........................................         1,672           1,903            5,250           5,887
  Professional .............................................         2,184           1,981            5,579           5,236
  FDIC insurance ...........................................         1,387           1,580            4,387           5,622
  Office supplies ..........................................         1,140           1,146            3,481           3,688
  Depreciation .............................................         1,031           1,098            3,124           3,322
  Promotion ................................................           649             522            2,195           1,352
  Equipment ................................................           724             421            1,845           1,475
  Other operating ..........................................         2,620           2,874            7,742           7,887
  Other real estate expense (income)........................          (203)         (2,020)          (5,503)         38,244
                                                             --------------   --------------   -------------   -------------
    Total noninterest expense...............................        29,714          30,430           84,449         135,326
                                                             --------------   --------------   -------------   -------------
Income (loss) before taxes..................................        15,572           5,012           41,446         (29,819)
Income taxes (benefit) .....................................         5,160           1,537           14,145         (11,202)
                                                             --------------   --------------   -------------   -------------
Net income (loss) from continuing operations................       10,412            3,475           27,301         (18,617)
Net income from gain on sale of discontinued operations.....        -                -                  -             7,128
                                                             --------------   --------------   -------------   -------------
Net income (loss) ..........................................      $10.412           $3,475          $27,301       $(11,489)
                                                             ==============   ==============   =============   =============
Income (loss) per share from continuing operations..........        $0.23            $0.08          $0.60           ($0.49)
Income (loss) per share ....................................        $0.23            $0.08          $0.60            (0.30)
                                                             ==============   ==============   =============   =============
Shares used to compute earnings (loss) per share............       45,726           45.021          45,608          34,746
                                                             ==============   ==============   =============   =============

See accompanying Notes to the Unaudited Consolidated Financial Statements.

                           City National Corporation
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                       For the nine months
                                                                       ended September 30,
                                                                  ---------------------------
                                                                     1994            1993
                                                                  -----------     -----------
                                                                     (Dollars in thousands)
Operating Activities
Net income (loss) ................................................ $  27,301       $  (11,489)
Adjustment to net income (loss):
    Provision for credit losses ..................................     6,000           24,500
    Writedowns of ORE ............................................     -               40,327
    Gain on sales of ORE and Disposition Program assets...........    (5,361)           -
    Gain on sale of leveraged leases..............................    (1,331)           -
    Depreciation .................................................     3,124            3,322
    Net (increase)  in trading securities ........................    (2,016)         (12,152)
    Net (increase) decrease in deferred tax benefits .............    (8,250)           7,000
    Tax refunds...................................................    24,955            -
    Other, net ...................................................    26,255            4,136
                                                                   ----------       ----------
        Net cash provided by operating activities.................    70,677           55,644
                                                                   ----------       ----------

Investing Activities
Net decrease (increase)in short term investments .................       (24)          14,335
Purchases of securities available for sale .......................  (253,836)           -
Sales and maturities of securities available for sale.............    53,904            -
Maturities of investment securities ..............................   484,556          183,509
Purchases of investment securities................................  (305,205)        (310,834)
Loan originations and principal collections, net .................   173,842          333,222
Purchase of residential mortgage loans............................  (122,257)           -
Proceeds from sales of loans .....................................     -               73,699
Proceeds from sales of ORE and Disposition Program assets ........     7,861           17,117
Proceeds from sale of leveraged lease.............................     5,141            -
Other, net .......................................................     6,524            8,438
                                                                   ----------       ----------
    Net cash provided by investing activities ....................    50,506          319,486
                                                                   ----------       ----------

Financing Activities
Net increase (decrease) in federal funds purchased and securities
    sold under repurchase agreements .............................    48,510         (134,058)
Net decrease in deposits .........................................  (286,820)        (455,936)
Net increase in short term borrowings.............................    31,002            -
Proceeds from issuance of stock...................................       685           77,017
Other, net .......................................................    (3,434)            (378)
                                                                   ----------       ----------
    Net cash used in financing activities ........................  (210,057)        (513,355)
                                                                   ----------       ----------
Net decrease in cash and cash equivalents ........................   (88,874)        (138,225)
Cash and cash equivalents at beginning of period .................   499,504          859,817
                                                                   ----------        ---------
Cash and cash equivalents at end of period ....................... $ 410,630       $  721,592
                                                                   ==========        =========

Supplemental disclosures of cash flow information
   Cash paid (received) during the period for:
       Interest................................................... $  28,131       $   33,099
       Income taxes...............................................    (6,986)         (30,023)

    Non-Cash Investing activities:
       Transfer from loans to OREO and Disposition Program........     3,784           78,560

   See accompanying Notes to the Unaudited Consolidated Financial Statements

                           CITY NATIONAL CORPORATION
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                              For the nine months ended
                                                                    September 30,
                                                           ----------------------------------
                                                                1994               1993
                                                           --------------     ---------------
                                                                   (Dollars in thousands)
Common Stock
  Balance, beginning of period  ..................               $45,027            $32,240
  Stock options exercised ........................                   100                 64
  Proceeds from Rights Offering...................                     -             12,717
                                                           -------------      --------------
  Balance, end of period .........................                45,127              45,021
                                                           -------------      --------------

Additional paid in capital
  Balance, beginning of period  ..................               262,471             198,222
  Stock options exercised ........................                   585                 383
  Tax benefit from stock options .................                    95                  49
  Proceeds from Rights Offering...................                  -                 63,853
                                                           -------------      --------------
  Balance, end of period .........................               263,151             262,507
                                                           -------------       -------------

Unrealized net losses on securities available for sale
  Balance, beginning of period  ..................                     -                  -
  Change during period ...........................                (3,529)                 -
                                                           -------------       -------------
  Balance, end of period .........................                (3,529)                 -
                                                           -------------       -------------

Accumulated earnings (deficit)
  Balance, beginning of period   .................                (9,424)            (2,518)
  Net income (loss) ..............................                27,301            (11,489)
                                                           -------------      --------------
  Balance, end of period .........................                17,877            (14,007)
                                                           -------------       -------------
Total shareholders' equity .......................              $322,626           $293,521
                                                           =============       =============


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

2. In March of 1993, the Company adopted a program (the Disposition Program) to accelerate the disposition of certain assets, consisting of other real estate owned (ORE), including in-substance foreclosures, and certain nonaccrual loans. The assets included in the Disposition Program were segregated as "assets held for accelerated disposition" on the consolidated balance sheet. The book value of these assets prior to the adoption of the Disposition Program was $88.9 million of ORE and $30.6 million of nonaccrual loans. A credit loss provision of $4.0 million and additional ORE writedowns and expense accruals of $36.5 million and certain charge offs in the amount of $12.4 million were recorded during the first quarter of 1993 to record the assets at their estimated liquidation values. The Bank signed a definitive agreement to sell, as of November 1, 1993, all six asset pools in the Disposition Program. The sale of the loans contained in the Disposition Program for $48.3 million closed concurrently with the signing of the definitive agreement and a gain of $12.8 million was recognized at that time. During the first and second quarters of 1994, the Company completed the sale of the ORE contained in the Disposition Program. Gains of $3.5 million and $0.7 million, respectively, from the Disposition Program were recognized in the first and second quarters of 1994, respectively.

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

4. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, non-interest bearing amounts due from banks, federal funds sold and securities purchased under resale agreements, and do not include items with original maturities of over 90 days.

5. On October 26, 1994, the Board of Directors of City National Corporation declared a quarterly dividend of $0.05 per share of common stock, payable on November 18, 1994, to shareholders of record on November 8, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

     The following discussion summarizes some of the developments significant to City National Corporation during the third quarter of 1994. However, the Company's consolidated financial statements for the quarter and the entire Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report should be reviewed for a more complete understanding of the Company's financial position and its results of operations.

     City National Corporation (the Corporation) is the holding company for City National Bank (the Bank). Because the Bank constitutes substantially all of the business of the Company, references to the Company in this Item 2 reflect the consolidated activities of the Company and the Bank.

     The Company recorded consolidated net income of $10.4 million, or $.23 per share, in the third quarter of 1994, compared to a net income of $3.5 million, or $.08 per share, in the third quarter of 1993, and net income of $8.2 million, or $.18 per share, in the second quarter of 1994. Most of the change between third quarters resulted from an increase in net interest income in the third quarter of 1994 of $6.5 million and a decrease in the provision for credit losses of $5.5 million.

     Returns on average assets for the third quarter and the first nine months of 1994 were 1.47% and 1.29%, respectively. Returns on average equity for the third quarter and the first nine months of 1994 were 13.04% and 11.80%, respectively.

     The allowance for credit losses at September 30, 1994 was $112.3 million, or 7.32% of loans outstanding, compared to 7.07% at June 30, 1994 and 7.66% at September 30, 1993. The Company had net recoveries of $6.9 million in the third quarter of 1994, compared to net charge-offs of $6.2 million, or 1.52% of average loans, in the third quarter of 1993, and $9.1 million, or 2.43% of average loans, in the second quarter of 1994. Based on its review of the loan portfolio and the level of the allowance for credit losses, management anticipates that net charge offs for 1994 will decrease from 1993 levels. If credit quality continues to improve and the Southern California economy continues on its recent positive trend, a provision for credit losses may not be required in the last quarter of 1994, and the aggregate provision in 1995 will likely approximate the 1994 provision.

     Nonaccrual loans totaled $56.1 million at September 30, 1994, or 3.7% of total loans, down from $60.7 million, or 4.1% of total loans, at June 30, 1994, and $97.3 million, or 6.0% of total loans, a year earlier. The reduction in nonaccrual loans between third quarters was principally attributable to payments and charge offs.

     In April 1994, the Bank implemented a consolidation plan to improve efficiency and operational productivity in its branch network. The streamlining reduced the Bank's total number of branches from 22 to 16, while designating four of the remaining locations as regional commercial lending centers. In addition to providing a full array of regular banking services, the centers house teams of lenders specializing in serving mid-size businesses, as well as the Bank's larger, more complex relationships. The consolidation plan was expected to result in expense savings of approximately $8.0 million per year, before the effect of inflation and other factors. However, this was expected to be partially offset by decreased income resulting from reductions in loans and deposits caused by the consolidation. See "Consolidation Charge Reserve," below.

     On October 26, 1994, the Board of Directors of City National Corporation declared a quarterly dividend of $.05 per share of common stock, payable on November 18, 1994, to shareholders of record on November 8, 1994. Future dividend amounts will be subject to periodic review by the Board of Directors, with the objective of paying annual dividends equal to approximately one-third of prior year's earnings. The Company last paid a quarterly dividend in the third quarter of 1991, but suspended its dividend as part of the Company's efforts to safeguard its capital position.

NET INTEREST INCOME

     Taxable equivalent net interest income was $37.4 million in the third quarter of 1994, up 21.2% from the year-ago quarter. The increase resulted primarily from the increase in the net interest spread from 3.97% to 4.76%. The net interest spread improved because the increases in the prime interest rates during the last two quarters resulted in higher yields on loans, while rates paid on interest bearing liabilities increased only slightly between quarters. The taxable equivalent net interest margin increased from 4.77% in the third quarter of 1993 to 5.76% in the third quarter of 1994.

     Net interest income was $105.3 million on a fully-taxable equivalent basis in the first nine months of 1994, up 11.4% from the year-ago period. This increase was primarily due to increases in yields on loans, decreases in rates paid on most deposit accounts and a higher average balance in securities.

     Management expects interest earning assets to increase slightly from the $2.579 billion average level for the third quarter of 1994. The increases in interest earning assets and the recent increases in the prime interest rate, if sustained, are expected to result in higher net interest income for the fourth quarter of 1994, as compared to the first three quarters of 1994.

     Average loans declined $160.2 million (9.8%) between third quarters to $1.472 billion at September 30, 1994. The majority of this decrease reflected lower average commercial loans outstanding, down $112.4 million (11.8%). This decline resulted from decreased loan demand because of continued economic weakness in Southern California and strong competition for loans. Average construction loans decreased $55.2 million (77.7%) from the third quarter of 1993, primarily as a continuing result of the Bank's significant cutback in new construction loan commitments, beginning in late 1990 and the transfer of certain construction loans to the real estate mortgage category after completion of construction.

     Average loans for the first nine months of 1994 declined $274.1 million, or 15.3%, from the first nine months of 1993. Of this decrease, $161.1 million, $70.0 million and $29.9 million were from commercial, real estate construction and real estate mortgage loans, respectively.

     Average taxable securities increased $371.4 million (71.3%) between third quarters and $420.3 million (97.5%) between the first nine months, as a result of the investment of the Bank's excess liquidity in government, agency and mortgage backed securities during the last twelve months.

     Average federal funds sold and securities purchased under resale agreements decreased $213.4 million (57.2%) between third quarters and $117.5 million (39.5%) between the first nine months. These decreases resulted from the Bank's decision to invest more of its liquidity in securities offering higher yields.

     Total deposits decreased $119.8 million (5.1%) between third quarters and $110.2 million (4.7%) between the first nine months. Average time deposits of $100,000 and over decreased $50.3 million (26.0%) between third quarters and $61.5 million (29.1%) between the first nine months. Total average interest bearing core deposits declined $69.0 million (5.5%) between third quarters and $48.0 million (3.8%) between the first nine months.

     Average federal funds purchased and securities sold under repurchase agreements decreased $21.4 million (9.3%) between third quarters and $69.4 million (24.8%) between the first nine months, due to the Company's reduced requirement for overnight short term funding.

Net Interest Income Summary
The following table presents the components of net interest income for the quarters ended September 30, 1994 and 1993.

                                                               9-30-94                                    9-30-93
                                               ------------------------------------      -----------------------------------------
                                                              Interest     Average                      Interest       Average
                                               Average        income/      interest       Average       income/       interest
Dollars in thousands                           Balance        expense      rate (1)       Balance       expense       rate (1)
- - - ----------------------------------------------------------------------------------------------------------------------------
Assets   (2)
    Earning assets
       Loans:    (3)
          Commercial loans                       $841,237       $19,102        9.07 %       $953,679     $17,385          7.30 %
          Real estate - construction               15,877           418       10.45           71,088       1,080          6.03
          Real estate - mortgage                  576,168        12,392        8.53          557,517      10,807          7.69
          Installment loans                        38,887         1,077       10.99           50,074       1,256          9.95
                                               ----------     ---------    --------       ----------   ---------      --------
          Total loans                           1,472,169        32,989        8.93        1,632,358      30,528          7.42
                                               ----------     ---------    --------       ----------   ---------      --------
       State and municipal securities              20,796           240        7.10           12,845         216
       Taxable securities                         892,491        11,577        5.15          521,062       6,705          5.11
       Federal funds sold and securities
          purchased under resale agreements       159,400         1,841        4.58          372,836       2,892          3.08
       Trading account securities                  34,264           394        4.91           30,966         258          3.63
                                               ----------     ---------    --------       ----------   ---------      --------
          Total earning assets                  2,579,120        47,041        7.28        2,570,067      40,599          6.31
                                               ----------     ---------    --------       ----------   ---------      --------
       Allowance for credit losses               (111,600)                                  (127,266)
       Cash and due from banks                    250,208                                    257,516
       Other nonearning assets                     93,841                                    201,073
                                              -----------                                 ----------
          Total assets                         $2,811,569                                 $2,901,390
                                              ===========                                 ==========

Liabilities and Shareholders' Equity
    Noninterest - bearing deposits               $900,495            -            -         $900,988          -              -
    Interest-bearing deposits:
       Interest checking accounts                 277,888           676        0.97          277,416         774          1.11
       Money market accounts                      724,205         4,181        2.29          766,256       4,371          2.26
       Savings deposits                            92,111           456        1.96           99,547         533          2.12
       Time deposits - under $100,000              85,656           792        3.67          105,684         990          3.72
       Time deposits - $100,000 and over          142,972         1,272        3.53          193,232       1,534          3.15
                                              -----------     ---------    --------       ----------   ---------      --------
          Total interest - bearing deposits     1,322,832         7,377        2.21        1,442,135       8,202          2.26
                                              -----------     ---------    --------       ----------   ---------      --------
          Total deposits                        2,223,327                                  2,343,123
       Federal funds purchased and securities
          sold under repurchase agreements        209,466         2,248        4.26          230,891       1,643          2.82
       Other short - term borrowings               25,954           268        4.10           14,733         119          3.20
                                               ----------     ---------    --------       ----------   ---------      --------
          Total interest - bearing liabilities  1,558,252         9,893        2.52        1,687,759       9,964          2.34
                                               ----------     ---------    --------       ----------   ---------      --------
    Other liabilities                              36,072                                     21,194
    Shareholders' equity                          316,750                                    291,449
          Total liabilities and shareholders  -----------                                 ----------
             equity                            $2,811,569                                 $2,901,390
                                              ===========                                 ==========
Net interest income/spread                                      $37,148        4.76 %                    $30,635          3.97 %
                                                              =========    ========                    =========      ========
Fully taxable equivalent net interest income                    $37,449                                  $30,899
                                                              =========                                =========
Net interest margin    (4)                                                     5.76 %                                     4.77 %

    (1) The average rate data in this table are presented on a taxable equivalent basis. Rates are calculated assuming that interest income exempt from federal income taxes or income taxed at a rate less than the statutory tax rates has been adjusted to a taxable equivalent basis using the federal income tax rates in effect during the years presented.
    (2) Includes average nonaccrual loans of $57,379 and $100,594 for 1994 and 1993, respectively.
    (3) Loan income includes loan fees of $2,181 and $1,406 for 1994 and 1993, respectively.
    (4)   Fully taxable net interest income divided by interest-earning assets.

Net Interest Income Summary
The following table presents the components of net interest income for the nine months ended September 30, 1994 and 1993.

                                                                                              9-30-94
                                                                          ----------------------------------------------
                                                                                              Interest       Average
                                                                           Average            income/        interest
Dollars in thousands                                                       Balance            expense        rate (1)
- - - ------------------------------------------------------------------------------------------------------------------------
Assets   (2)
    Earning assets
       Loans:   (3)
          Commercial loans                                                 $868,444           $54,394            8.43 %
          Real estate - construction                                         14,589               974            8.93
          Real estate - mortgage                                            589,363            35,774            8.12
          Installment loans                                                  40,874             3,001            9.82
                                                                      -------------       -----------        --------
          Total loans                                                     1,513,270            94,143            8.35
                                                                      -------------       -----------        --------

       State and municipal securities                                        16,098               587            7.57
       Taxable securities                                                   851,528            31,900            5.01
       Federal funds sold and securities
          purchased under resale agreements                                 179,628             5,194            3.87
       Trading account securities                                            27,235               823            4.36
                                                                        ------------        -----------       --------
          Total earning assets                                            2,587,759           132,647            6.89
                                                                        ------------        -----------       --------
       Allowance for credit losses                                         (112,553)
       Cash and due from banks                                              248,819
       Other nonearning assets                                              110,466
                                                                        ------------

          Total assets                                                   $2,834,491
                                                                        ============

Liabilities and Shareholders' Equity
    Noninterest - bearing deposits                                         $899,293               -                -
    Interest-bearing deposits:
        Interest checking accounts                                          285,583             2,060            0.96
        Money market accounts                                               729,999            12,172            2.23
        Savings deposits                                                     97,465             1,430            1.96
        Time deposits - under $100,000                                       90,552             2,450            3.62
        Time deposits - $100,000 and over                                   149,837             3,662            3.27
                                                                        ------------       -----------       --------
           Total interest - bearing deposits                              1,353,436            21,774            2.15
                                                                        ------------       -----------       --------
           Total deposits                                                 2,252,729
        Federal funds purchased and securities
           sold under repurchase agreements                                 210,141             5,754            3.66
        Other short - term borrowings                                        19,583               557            3.80
                                                                        ------------       -----------       --------
           Total interest - bearing liabilities                           1,583,160            28,085            2.37
                                                                        ------------       -----------       --------
    Other liabilities                                                        42,771
    Shareholders' equity                                                    309,267
           Total liabilities and shareholders'                          ------------
              equity                                                     $2,834,491
                                                                        ============
Net interest income/spread                                                                   $104,562            4.52 %
                                                                                          ===========          ========
Fully taxable equivalent net interest income                                                 $105,326
                                                                                          ===========
Net interest margin    (4)                                                                                       5.44 %

                                                                                           9-30-93
                                                                      -----------------------------------------------
                                                                                           Interest          Average
                                                                       Average             income/           interest
                                                                       Balance             expense           rate (1)
- - - ---------------------------------------------------------------------------------------------------------------------

Assets   (2)
    Earning assets
       Loans:   (3)
          Commercial loans                                             $1,029,540            $55,809              7.32 %
          Real estate - construction                                       84,560              4,264              6.74
          Real estate - mortgage                                          619,232             34,983              7.55
          Installment loans                                                54,046              4,079             10.09
                                                                      ------------         ---------          --------
          Total loans                                                   1,787,378             99,135              7.46
                                                                      ------------         ---------          --------

       State and municipal securities                                      20,663              1,001              9.37
       Taxable securities                                                 431,270             18,186              5.64
       Federal funds sold and securities
          purchased under resale agreements                               297,098              6,792              3.06
       Trading account securities                                          30,706                754              3.62
                                                                      ------------         ---------          --------
          Total earning assets                                          2,567,115            125,868              6.61
                                                                      ------------         ---------          --------
       Allowance for credit losses                                       (132,002)
       Cash and due from banks                                            274,984
       Other nonearning assets                                            215,887
                                                                      ------------

              Total assets                                             $2,925,984
                                                                      ============

Liabilities and Shareholders' Equity
    Noninterest - bearing deposits                                       $900,000               -                  -
    Interest-bearing deposits:
        Interest checking accounts                                        281,441              2,675              1.27
        Money market accounts                                             756,193             13,485              2.38
        Savings deposits                                                  103,273              1,746              2.26
        Time deposits - under $100,000                                    110,672              3,138              3.79
        Time deposits - $100,000 and over                                 211,347              5,060              3.20
                                                                      ------------         ---------          --------
           Total interest - bearing deposits                            1,462,926             26,104              2.39
                                                                      ------------         ---------          --------
           Total deposits                                               2,362,926
        Federal funds purchased and securities
           sold under repurchase agreements                               279,539              5,959              2.85
        Other short - term borrowings                                      14,334                343              3.20
                                                                      ------------         ---------          --------
           Total interest - bearing liabilities                         1,756,799             32,406              2.47
                                                                      ------------         ---------          --------
   Other liabilities                                                       20,573
   Shareholders' equity                                                   248,612
          Total liabilities and shareholders'                         ------------
             equity                                                    $2,925,984
                                                                      ============
Net interest income/spread                                                                   $93,462             4.14 %
                                                                                           =========         ========
Fully taxable equivalent net interest income                                                 $94,584
                                                                                           =========
Net interest margin    (4)                                                                                       4.93 %

     (1) Average rate data in this table are presented on a taxable equivalent basis. Rates are calculated assuming that interest income exempt from federal income taxes or income taxed at a rate less than the statutory tax rates has been adjusted to a taxable equivalent basis using the federal income tax rates in effect during the years presented.
     (2) Includes average nonaccrual loans of $64,203 and $112,492 for 1994 and 1993, respectively.
     (3) Loan income includes loan fees of $5,085 and $3,899 for 1994 and 1993, respectively.
     (4) Fully taxable net interest income divided by interest-earning assets.

The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Average balances in all categories in each reported period were used in the volume computations. Average yields and rates in each reported period were used in rate computations.

                                              Quarter Ended September 30,               Quarter Ended September 30,
                                                     1994 vs 1993                              1993 vs 1992
                                        ---------------------------------------        --------------------------------------------
                                                Increase                                     Increase
Dollars in thousands -                         (decrease)                                   (decrease)
Fully taxable equivalent basis (1)            due to (2):                Net                 due to (2):                  Net
                                        ------------------------       increase       --------------------------        increase
                                         Volume          Rate         (decrease)       Volume           Rate           (decrease)
                                        --------       --------       --------        ---------       ---------       ------------
Interest earned on:

Interest-bearing deposits
        in other banks                  $     2      $      (1)     $       1       $       (3)     $        1      $         (2)
Loans                                    (3,209)         5,653          2,444          (11,335)            170           (11,165)
Taxable securities                        4,825            170          4,995              978          (1,492)             (514)
Non-taxable securities                      155            (65)            90           (1,510)           (151)           (1,661)
Federal funds sold and
        securities purchased
        under resale agreements          (2,091)         1,040         (1,051)          (2,392)           (337)           (2,729)
                                        --------       --------       --------        ---------       ---------       ------------
        Total interest-earning
          assets                           (318)         6,797          6,479          (14,262)         (1,809)          (16,071)
                                        --------       --------       --------        ---------       ---------       ------------
Interest paid on:

Interest checking                             1            (99)           (98)            (198)           (489)             (687)
Money market deposits                      (247)            57           (190)          (1,788)         (1,391)           (3,179)
Savings deposits                            (39)           (38)           (77)            (104)           (168)             (272)
Other time deposits                        (625)           165           (460)          (2,831)           (766)           (3,597)
Short-term borrowings                       (76)           830            754           (2,016)           (200)           (2,216)
                                        --------       --------       --------        ---------       ---------       ------------
        Total interest-bearing
           liabilities                     (986)           915            (71)          (6,937)         (3,014)           (9,951)
                                        --------       --------       --------        ---------       ---------       ------------
                                       $    668      $   5,882      $   6,550       $   (7,325)     $    1,205      $     (6,120)
                                        ========      ========        ========        =========       =========       ============



                                            Nine Months Ended September 30,                   Nine Months Ended September 30,
                                                      1994 vs 1993                                      1993 vs 1992
                                        ----------------------------------------         -------------------------------------------
                                                Increase                                       Increase
Dollars in thousands -                         (decrease)                                     (decrease)
Fully taxable equivalent basis (1)            due to (2):                  Net                 due to (2):                    Net
                                        ------------------------         increase        -------------------------         increase
                                         Volume           Rate          (decrease)       Volume            Rate           (decrease)
                                        --------        --------        --------        --------        ---------         ----------
Interest earned on:

Interest-bearing deposits
        in other banks                       (6)      $      (8)      $     (14)      $        4       $       11     $         15
Loans                                    (7,407)          2,192          (5,215)         (33,121)          (4,846)         (37,967)
Taxable securities                       14,421            (583)         13,838           (3,085)          (3,979)          (7,064)
Non-taxable securities                     (298)           (292)           (590)          (4,921)            (453)          (5,374)
Federal funds sold and
        securities purchased
        under resale agreements          (1,678)             80          (1,598)          (7,273)          (2,396)          (9,669)
                                        --------        --------        --------        ---------        ---------     ------------
        Total interest-earning
          assets                           5,032           1,389           6,421          (48,396)         (11,663)         (60,059)
                                        --------        --------        --------        ---------        ---------     ------------

Interest paid on:

Interest checking                           (10)           (605)           (615)            (766)          (1,666)          (2,432)
Money market deposits                      (466)           (847)         (1,313)          (6,202)          (5,615)         (11,817)
Savings deposits                            (95)           (221)           (316)            (112)            (632)            (744)
Other time deposits                      (2,086)              0          (2,086)         (10,459)          (4,109)         (14,568)
Short-term borrowings                      (512)            521               9           (5,554)          (2,087)          (7,641)

                                        --------        --------        --------        ---------        ---------      ------------
        Total interest-bearing
           liabilities                   (3,169)         (1,152)         (4,321)         (23,093)         (14,109)         (37,202)
                                        -------         -------         -------         --------        ---------      ------------
                                       $  8,201       $   2,541       $  10,742       $  (25,303)      $    2,446     $    (22,857)
                                        =======         =======         =======         ========        =========      ============


(1) The changes in interest income in this table are presented on a fully taxable equivalent basis. Interest income exempt from federal income taxes or income taxed at a rate less than the statutory tax rates has been adjusted to a fully taxable equivalent basis using the federal income tax rates in effect in the periods presented.
(2) The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR CREDIT LOSSES

     The provision for credit losses was zero and $6.0 million for the quarter and nine months ended September 30, 1994, compared with $5.5 million and $24.5 million for the corresponding periods in 1993. Loans charged off in the third quarter of 1994 were $4.5 million, compared to $16.4 million in the third quarter of 1993 and $17.4 million in the second quarter of 1994. Recoveries were $11.4 million in the third quarter of 1994, compared to $10.2 million in the third quarter of 1993 and $8.3 million in the second quarter of 1994.

     The provision for credit losses charged to operations reflects management's judgment of the adequacy of the allowance for credit losses, and is determined through periodic analysis of the loan portfolio. This analysis includes a detailed review of the classification and categorization of problem and potential problem loans and loans to be charged off, an assessment of the overall quality and collectability of the portfolio, and consideration of the loan loss experience, trends in problem loans and concentrations of credit risk, as well as current and expected future economic conditions, particularly in Southern California. The Bank has an internal risk analysis and review staff that reports to the Board of Directors and continuously reviews loan quality. Such reviews also assist management in establishing the level of the allowance for credit losses.

     If credit quality continues to improve and the Southern California economy continues on its recent positive trend, management anticipates, based on its review of the loan portfolio and the level of the allowance for credit losses, that a provision for credit losses may not be necessary in the fourth quarter of 1994, and the aggregate provision in 1995 will likely approximate the 1994 provision.

NON-INTEREST INCOME

     Non-interest income for the third quarter of 1994 totaled $8.1 million, down $2.2 million (21.0%) from a year earlier. Non-interest income for the first nine months of 1994 was $27.3 million, a decrease of $9.2 million (25.2%) from the first nine months of 1993. Service charges on deposit accounts decreased $1.0 million (31.3%) and $1.2 million (14.3%), respectively, for the quarter and nine months ended September 30, 1994. Due to the effect of increases in interest rates utilized for purposes of account analysis, future service charge income on deposit accounts may be less than third quarter 1994 levels. Trust fees decreased $.2 million (10.6%) and $.5 million (9.0%) for the quarter and nine months ended September 30, 1994 due to lower volumes. Customer trading income increased $.4 million (30.1%) and $.3 million (6.6%) for the quarter and nine months ended September 30, 1994, respectively. Other income in 1994 included a pre-tax gain of $1.3 million from the sale of two leveraged leases in the first quarter, while other income in 1993 included $1.9 million from sale of the Bank's merchant credit card business in the first quarter and $4.5 million from the Bank's sale of $73.7 million in ELC loans in the second quarter. All other income decreased $.8 million (20.4%) and $2.1 million (18.8%) for the quarter and nine months ended September 30, 1994, because of lower escrow, foreign exchange, letter of credit and proof of deposit fees. A securities loss of $.6 million was recorded in the third quarter of 1994, compared to none in the prior periods. Management does not expect a significant increase in non-interest income from third quarter 1994 levels during the remainder of 1994.

NON-INTEREST EXPENSE

     Excluding net ORE results, non-interest expense totaled $29.9 million in the third quarter of 1994, a decrease of $2.5 million (7.8%) from the third quarter of 1993, and $90.0 million for the first nine months of 1994, a decrease of $7.1 million (7.3%) from the first nine months of 1993. Salaries and other employee benefits decreased $1.8 million (10.3%) and $5.5 million (10.2%) for the quarter and nine months ended September 30, 1994, respectively, from comparable periods in 1993. This decrease was net of $2.4 million profit sharing expense in 1994, compared to none in 1993. Full-time equivalent staff levels, which had declined from approximately 1,650 at December 31, 1992 to 1,220 at September 30, 1994, stabilized in the second and third quarters of 1994.

     The remaining expense categories other than staff decreased $.7 million (4.8%) and $1.6 million (3.8%) for the quarter and nine months ended September 30, 1994, respectively, from the comparable periods in 1993. These decreases resulted from the continued realization of savings from the Company's expense management efforts and from the implementation of the branch consolidation program. See "Consolidation Charge Reserve," below. The increases in promotion expenses resulted from the Company's increased advertising program. The increases in professional expenses were due to higher legal fees for defense and collection matters.

     Net ORE result in the third quarter of 1994 was a credit of $.2 million, compared to a credit of $2.0 million in the prior year. For the first nine months of 1994, net ORE result was a credit of $5.5 million, of which $4.2 million represented gains on the sale of assets in the Disposition Program, compared to expense of $38.2 million in the first nine months of 1993, $36.5 million of which resulted from the initiation of the Disposition Program in March 1993.

INCOME TAXES

     The third quarter 1994 effective tax rate was 33.1%, compared to 30.7% for the third quarter of 1993. The effective tax expense (benefit) rates for the first nine months of 1994 and 1993 were 34.1% and (37.6%), respectively. The effective rates differed from the statutory federal tax rates of 35% due primarily to tax exempt income.

     As a result of the Company's net operating loss carry-forwards, no regular California franchise tax provision has been recorded in 1994. No California tax benefit was taken in 1993. At September 30, 1994, the Company had fully utilized its California net operating loss carry-forwards and had unrecognized California tax benefits of $13.7 million, all of which relate to deductible temporary differences. Realization of these tax benefits is dependent on having sufficient taxable income during the years when these deductible temporary differences are expected to reverse. The Company's improved profitability may allow it to recognize in the fourth quarter of 1994 the benefit of deductible timing differences anticipated to reverse in the next calendar year.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

     A comparative period-end loan table is presented below:

                                        Sept. 30,       June 30,      Dec. 31,         Sept. 30,
                                          1994           1994           1993             1993
                                        ---------      --------       --------         ---------
                                                         (Dollars in thousands)
Commercial and financial(1)           $  823,341      $  868,346     $  939,719       $  949,471
Real estate - construction                19,351          14,622         11,699           66,255
Real estate - mortgage(2)                506,715         529,793        617,067          542,701
Residential first mortgage               147,552          38,135          6,586            2,777
Installment                               37,495          39,546         45,485           48,985
                                      ----------      ----------     ----------       ----------
   Total loans, gross                  1,534,454       1,490,442      1,620,556        1,610,189
Less:  Allowance for credit losses      (112,308)       (105,380)      (110,499)        (123,353)
                                      ----------      ----------     ----------       ----------
   Total loans, net                   $1,422,146      $1,385,062     $1,510,057       $1,486,836
                                      ==========      ==========     ==========       ==========

(1) Commercial and financial loans include unsecured loans to real estate developers and customers involved in real estate investments, as well as commercial loans where real estate partially secures the borrowing.
(2) Does not include first mortgages on residential properties.


     Gross loans at September, 30, 1994 amounted to $1,534 million, down $76 million (4.7%) from September 30, 1993. The decrease in loans resulted from decreased loan demand because of continued economic weakness in Southern California. Commercial loans continue to constitute the major portion of the Bank's lending activity, 53.7% at September 30, 1994 and 59.0% at September 30, 1993. Real estate construction loans decreased $46.9 million, or 70.8%, between September 30, 1993 and September 30, 1994, because new construction lending was curtailed beginning in late 1990, and certain construction loans were transferred to the real estate mortgage category after completion of construction. Real estate mortgage loans decreased $36.0 million, or 6.6%, between September 30, 1993 and 1994, due to paydowns. However, residential first mortgage loans increased $144.8 million between September 30, 1993 and 1994, primarily as a result of purchases of residential mortgages originated by third parties, which supplemented mortgages originated by the Bank beginning in late 1993.

     Substantially all of the Bank's loans are in Southern California. At September 30, 1994, real estate construction and mortgage loans constituted 34.3% of the Bank's loan portfolio. No other industry comprised 10% or more of the portfolio.

                    REAL ESTATE CONSTRUCTION LOANS BY TYPE


                                          Sept. 30,        June 30,          Dec. 31,        Sept. 30,
                                            1994             1994              1993            1993
                                          ---------        --------          --------        --------
                                                           (Dollars in thousands)
Office building                             $ 8,195         $ 7,997           $ 7,282         $25,497
Condominium and apartment                         -               -                 -          13,777
Shopping center                               1,723               -                 -           4,019
1-4 family                                    3,837           1,482               594           4,790
Industrial                                      600               -                 -           6,133
Other                                         4,996           5,143             3,823          12,039
                                            -------         -------           -------         -------
                                            $19,351         $14,622           $11,699         $66,255
                                            =======         =======           =======         =======

                      REAL ESTATE MORTGAGE LOANS BY TYPE

                                            Sept. 30,       June 30,          Dec. 31,        Sept.30,
                                              1994            1994              1993            1993
                                            ---------       ---------         ---------       ---------
                                                               (Dollars in thousands)
Equity lines of credit                       $ 27,931        $ 30,323          $ 47,279        $ 59,360
Industrial                                    107,031         113,942           123,594         125,430
Office building                                97,688         103,613           110,183          98,841
Shopping center                                67,015          63,964            68,236          66,363
Land, residential                              14,258          22,486            30,761          30,878
Condominium and apartment                      39,227          43,208            54,040          36,498
Land, non-residential                           9,472          10,114            32,885          26,209
Other                                         144,093         142,143           150,089          99,122
                                             --------        --------          --------        --------
                                             $506,715        $529,793          $617,067        $542,701
                                             ========        ========          ========        ========

RISK ELEMENTS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

     The following table presents information concerning nonaccrual loans, ORE, accruing loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans.

                                   Sept. 30,      June 30,       Dec. 31,        Sept. 30,
                                      1994          1994           1993            1993
                                   ---------      --------       --------        --------
                                                   (Dollars in thousands)
Nonaccrual loans:
  Real estate - construction       $   -         $     -         $    -           $16,831
  Real estate - mortgage            45,670          46,179         48,016          43,057
  Commercial                        10,443          14,509         23,040          37,388
  Installment                            -               -              -               -
                                    ------          ------         ------          ------
     Total                          56,113          60,688         71,056          97,276
ORE                                  8,269           7,564          5,559           5,114
                                   -------         -------        -------        --------
     Total nonaccrual loans
      and ORE                      $64,382        $ 68,252       $ 76,615        $102,390
                                   =======         =======        =======        ========

Assets held for
 accelerated disposition                 -              -        $ 17,450        $ 51,222
                                    ======          ======         ======         =======
In-substance foreclosures
 intangible assets                 $ 3,889         $ 4,097       $  4,740        $  4,791
                                   =======          ======        =======          ======
Ratio of nonaccrual loans
 to total loans                       3.66%           4.07%          4.38%           6.04%
Ratio of nonaccrual loans
 and ORE to total loans and ORE       4.17            4.56           4.71            6.34
Ratio of allowance for credit
 losses to nonaccrual loans         200.07          173.64         155.51          126.81

Accruing loans past due
 90 days or more:
  Real estate                      $19,744       $  19,125        $17,412        $ 20,363
  Commercial                         2,018          10,599         11,382           5,185
  Installment                          139             137            155               9
                                   -------         -------        -------        --------
     Total                         $21,901        $ 29,861       $ 28,949        $ 25,557
                                   =======         =======        =======        ========
Restructured loans; all on
accrual status except
for $6,230 at Sept. 30, 1994       $ 8,349        $  2,125        $   958        $  1,014
                                   =======         =======        =======        ========

NONACCRUAL LOANS

     The table below summarizes the approximate changes in nonaccrual loans for the quarters ended September 30, 1994, June 30, 1994, and September 30, 1993, and for the nine month periods ended September 30, 1994 and 1993.

                                               Quarter ended                      Nine months ended
                                   --------------------------------------      -----------------------
                                    Sept. 30,     June 30,       Sept.30,       Sept.30,       Sept.30,
                                      1994          1994           1993           1994           1993
                                   ----------    ----------     ---------       ---------       ------
                                                            (Dollars in millions)
Balance, beginning of period          $ 60.7       $ 65.1         $105.0         $ 71.1         $160.3
Loans placed on nonaccrual               6.4         30.5           12.7           55.9           86.2
Charge offs                             (3.8)       (12.3)         (11.3)         (22.6)         (47.5)
Loans returned to accrual               (1.0)        (6.0)          (1.1)         (13.4)         (30.6)
Repayments (including interest
  applied to principal)                 (5.3)       (15.9)         (14.4)         (33.3)         (44.6)
Transfer to ORE                          (.9)         (.7)           (.2)          (1.6)         (11.8)
Transfer from (to) Disposition
  Program, net                             -            -            6.6              -          (14.7)
                                       -----       ------         ------         ------         ------
Balance, end of period                $ 56.1       $ 60.7         $ 97.3         $ 56.1         $ 97.3
                                       =====       ======         ======         ======         ======

     The additional interest income that would have been recorded from nonaccrual loans (including restructured loans on nonaccrual status), if the loans had not been on nonaccrual status, was $1.4 million and $2.7 million for the quarters and $3.4 million and $8.5 million for the nine-month periods ended September 30, 1994 and 1993, respectively. Interest payments received on nonaccrual loans are generally applied to principal, unless there is no doubt as to the ultimate full repayment of principal, in which case the interest payment is recognized as interest income. Interest income included $.6 million and $.2 million for the quarters and $2.7 million and $1.3 million for the nine-month periods ended September 30, 1994 and 1993, respectively, from the collection of interest related to nonaccrual loans, including loans paid off during the quarter. Interest income not recognized on nonaccrual loans reduced the net interest margin by 21 and 42 basis points for the quarters and 17 and 44 basis points for the nine-month periods ended September 30, 1994 and 1993, respectively.

POTENTIAL PROBLEM LOANS

     At September 30, 1994, in addition to loans disclosed above as past due, nonaccrual or restructured, management had also identified $28 million of loans about which it had serious doubts as to the ability of the borrowers to comply with the present loan payment terms in the future. This amount was determined based on analysis of information known to management about the borrowers' financial conditions and current and expected economic conditions. If economic conditions change, or if additional information relating to borrowers' financial conditions comes to light, then the amount of such potential problem loans may change significantly. Currently estimated potential losses from these potential problem loans have been considered in determining the adequacy of the allowance for credit losses.

OTHER REAL ESTATE

     The following tables summarize the changes in the Company's ORE balances.

                                               Quarter ended                      Nine months ended
                                   --------------------------------------      ------------------------
                                    Sept. 30,     June 30,       Sept.30,       Sept.30,        Sept.30,
                                      1994          1994           1993           1994            1993
                                   ----------    ----------     ---------       ---------      --------
                                                            (Dollars in millions)
Balance, beginning of period          $7,564       $3,677        $ 9,581        $ 5,559        $ 94,065
Additions                              1,286        2,498            301          3,784          12,541
Sales                                   (493)        (195)          (322)        (2,505)         (4,843)
Writedowns                               (41)           -           (622)           (41)        (40,327)
Payments and other reductions            (47)        (118)        (1,798)          (230)         (5,407)
Transfer from (to)
 Disposition Program                       -        1,702         (2,026)         1,702         (50,915)
                                       -----      -------        -------         ------        --------
Balance, end of period               $ 8,269      $ 7,564        $ 5,114        $ 8,269        $  5,114
                                      ======      =======        =======        =======        ========

ALLOWANCE FOR CREDIT LOSSES

     The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:

                                                        Quarter ended                      Nine months ended
                                            --------------------------------------      ------------------------
                                             Sept. 30,     June 30,       Sept.30,      Sept.30,        Sept.30,
                                               1994          1994           1993          1994            1993
                                            ----------    --------       --------       --------        --------
                                                                      (Dollars in millions)
Average amount of loans outstanding        $  1,472.2    $ 1,496.8      $ 1,632.4      $ 1,513.3       $ 1,787.4
                                             ========     ========       ========       ========        ========
Balance of allowance for credit losses,
 beginning of period                         $  105.4     $  111.5       $  124.1       $  110.5        $  136.1
                                              -------      -------        -------        -------         -------
Loans charged off:
  Commercial                                      1.9         10.2           10.7           17.4            31.7
  Real estate loans - construction                  -            -             .6              -             3.4
  Real estate loans - mortgage                    2.6          7.0            5.0           13.0            22.0
  Installment                                       -           .2             .1             .4              .8
                                             --------     --------       --------       --------        --------
     Total loans charged off                      4.5         17.4           16.4           30.8            57.9
                                             --------     --------       --------       --------        --------
Less recoveries of loans previously
 charged off:
  Commercial                                     11.1          7.9            9.8           25.7            21.5
  Real estate loans - construction                  -            -              -             .1               -
  Real estate loans - mortgage                     .1           .1             .2             .2              .3
  Installment                                      .2           .3             .2             .6              .4
                                             --------     --------       --------       --------        --------
     Total recoveries                            11.4          8.3           10.2           26.6            22.2
                                             --------     --------       --------       --------        --------
Net loans charged off(recovered)                 (6.9)         9.1            6.2            4.2            35.7
Provisions charged to operating
 expense                                            -          3.0            5.5            6.0            24.5
Other/1/                                            -            -              -              -            (1.5)
                                             --------     --------       --------       --------        --------
Balance, end of period                       $  112.3     $  105.4       $  123.4       $  112.3        $  123.4
                                             ========     ========       ========       ========        ========
Ratio of net charge-offs to
 average loans                                     NM         2.43%          1.52%          0.38%           2.66%
                                                   ==         ====           ====           ====            ====

 (1) Credit loss allowance allocated to $73.7 million of equity line of credit loans sold in April 1993.

     At September 30, 1994, the allowance for credit losses was 7.32% of gross loans, compared to 7.66% at September 30, 1993. The allowance at September 30, 1994 was equal to 200.1% of total nonaccrual loans, as compared to 126.8% at September 30, 1993.

     Management believes that the adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," upon their January 1, 1995, effective date will not have a material impact on the Company's results of operations or shareholders' equity.

INVESTMENT SECURITIES

     A comparative period-end table is presented below:

                                      September 30,    June 30,   September 30,
                                           1994          1994         1993
                                      --------------  ----------  -------------
                                               (Dollars in thousands)
Investment securities:
  Cost                                     $726,374    $705,392        $569,721
                                           ========    ========        ========
  Market                                   $700,073    $681,973        $576,798
                                           ========    ========        ========
  Market in excess of (below) cost         $(26,301)   $(23,419)       $  7,077
                                           ========    ========        ========

     The Company has the ability and management has the intent to hold its investment securities until maturity.

     Due to the rise in interest rates in 1994, the market value of the Company's investment securities portfolio is $26.3 million (3.6%) lower than its carrying value. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," unrealized gains or losses on investment securities do not affect shareholders' equity until realized.

SECURITIES AVAILABLE FOR SALE

     Securities available for sale amounted to $192.2 million at market (cost of $197.6 million) at September 30, 1994, compared to $2.0 million (both cost and market) at December 31, 1993 and none at September 30, 1993. The unrealized gains or losses on available for sale securities is included, net of tax effect, in shareholders' equity. During the first nine months of 1994, in order to provide flexibility with respect to future loan funding, the Company designated certain securities at the time of purchase as securities available for sale.

DEFERRED TAX ASSETS

     Deferred tax assets amounted to $26.3 million at September 30, 1994 and $30.1 million at September 30, 1993. These deferred tax assets were primarily due to the inability of the Bank to take loan loss deductions for income tax purposes with respect to anticipated loan losses for which an allowance had been established on its financial accounting records. It is more likely than not that the reversing deductible temporary differences, net of the recorded valuation allowances, at September 30, 1994 will be realized by the availability of reversing taxable temporary differences, recovery of taxes paid in applicable carry-back years, and projected taxable income.

CONSOLIDATION CHARGE RESERVE

     In November 1993, the Bank announced a consolidation plan to improve efficiency and operational productivity in its branch network. To cover the costs associated with this action, the Bank recorded a consolidation charge of $12.0 million in the fourth quarter of 1993, consisting of $7.5 million for the disposition of lease commitments, $1.5 million for the disposition of fixed assets and $3.0 million for severance costs and other costs directly related to the consolidation. At September 30, 1994, the balance remaining in the consolidation reserve was $8.6 million. The Bank is continuing to negotiate settlements of lease commitments and believes the reserve balance at September 30, 1994 is adequate to cover these lease liabilities and the remaining expenses expected to be incurred as part of the consolidation program.

CAPITAL ADEQUACY REQUIREMENTS

     As of September 30, 1994, the Company had a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 18.92%, a ratio of total capital to risk weighted assets (total risk-based capital ratio) of 20.23%, and a ratio of Tier 1 capital to average adjusted total assets (Tier 1 leverage ratio) of 11.62%, while the Bank had a Tier 1 risk-based capital ratio of 17.90%, a total risk-based capital ratio of 19.21% and a Tier 1 leverage ratio of 11.00%.

     Based on the availability of recovery of taxes paid in the current and prior years and projected taxable income for the next twelve months, there is no limitation under OCC guidelines on the amount of recorded deferred tax assets includable in regulatory capital at September 30, 1994.

LIQUIDITY

     A fundamental objective of the asset/liability management strategy of the Company is adequate liquidity -- the ability to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner.

     For most financial institutions, the most manageable sources of liquidity are composed of liabilities, especially core deposits. Average core deposits increased to 84.6% of total funding in the third quarter of 1994, compared to 83.0% in the third quarter of 1993.

     Liquidity is also provided by assets such as federal funds sold, securities purchased under resale agreements and trading account securities which may be immediately converted into cash at a minimal cost. Liquidity may also be provided by maturing investment securities. At September 30, 1994, investment securities maturing within one year amounted to $137.2 million, and securities available for sale amounted to $192.2 million. Maturing loans also provide liquidity, and $.9 billion of the Bank's loans are scheduled to mature in the next twelve months.

     City National Corporation has no outstanding debt obligations and limited financial requirements. At September 30, 1994, it had securities of $18.6 million and resale agreements with the Bank of $.5 million.

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

     The following table shows that the Company's positive interest rate sensitivity gap increased from $824.1 million at September 30, 1993 to $1,033.8 million at September 30, 1994. This increase was due to a $97.3 million increase in rate sensitive assets, especially securities and a $112.4 million decrease in rate sensitive liabilities. The Company's highly asset sensitive position in this period of rising interest rates will have a positive effect on net interest income. However, while the interest rate sensitivity gap is a useful measure and contributes towards effective asset and liability management, it is difficult to predict the net interest margin based solely on that measure.

At September 30, 1994 and 1993, the Company's distribution of rate-sensitive assets and liabilities was as follows:

                                                                          Maturing or repricing in
                                                   ----------------------------------------------------------------------
                                                                   After 3       After 1 year
                                                   3 months       months but      but within        After
                                                    or less     within 1 year      5 years         5 years        Total
                                                  ----------    -------------    ------------     ---------     ---------
September 30, 1994                                                         (Dollars in millions)
Rate-sensitive assets:
     Interest-bearing deposits in other banks......$      0.7     $        -      $        -      $        -    $      0.7
     Loans ........................................   1,061.1          227.2           142.8            47.2       1,478.3
     Investment securities ........................      45.0           90.3           285.1           305.9         726.3
     Securities available for sale.................         -              -           133.1            59.1         192.2
     Trading account securities....................      41.8              -               -               -          41.8
     Federal funds sold and securities
          purchased under resale agreements........     183.0              -               -               -         183.0
                                                    ---------       --------        --------       ---------     ---------
          Total rate-sensitive assets..............   1,331.6          317.5           561.0           412.2       2,622.3
                                                    ---------       --------        --------       ---------     ---------

Rate-sensitive liabilities: (1)
     Interest checking ............................     279.3              -               -               -         279.3
     Money market deposits ........................     704.5              -               -               -         704.5
     Savings deposits .............................      87.6              -               -               -          87.6
     Other time deposits ..........................     120.8           64.1            35.3               -         220.2
     Short-term borrowings ........................     296.9              -               -               -         296.9
                                                    ---------       --------        --------        --------     ---------
          Total rate-sensitive liabilities.........   1,489.1           64.1            35.3               -       1,588.5
                                                    ---------       --------        --------        --------     ---------
Interest rate sensitivity gap......................$   (157.5)     $   253.4       $   525.7      $    412.2    $  1,033.8
                                                    =========       ========        ========       =========     =========
Cumulative interest rate sensitivity gap...........$   (157.5)     $    95.9       $   621.6      $  1,033.8
                                                    =========       ========        ========       =========
Cumulative ratio of rate-sensitive assets to
rate-sensitive liabilities.........................       89%           106%            139%            165%          165%
                                                    =========       ========        ========       =========     =========

                                                                            Maturing or repricing in
                                                   ---------------------------------------------------------------------------
                                                                     After 3      After 1 year
                                                    3 months       months but      but within         After
                                                     or less      within 1 year     5 years          5 years           Total
                                                   ----------     -------------   ------------      ---------        ---------
September 30, 1993                                                           (Dollars in millions)
Rate-sensitive assets:
     Interest-bearing deposits in other banks......$      0.6      $       -      $        -      $        -    $      0.6
     Loans ........................................   1,277.4           49.5           160.3            26.0       1,513.2
     Investment securities ........................      59.3          162.2           268.3            80.0         569.8
     Trading account securities....................      22.4              -               -               -          22.4
     Federal funds sold and securities
          purchased under resale agreements........     419.0              -               -               -         419.0
                                                    ---------       --------        --------       ---------     ---------
          Total rate-sensitive assets..............   1,778.7          211.7           428.6           106.0       2,525.0
                                                    ---------       --------        --------       ---------     ---------
Rate-sensitive liabilities: (1)
     Interest checking ............................     276.1              -               -               -         276.1
     Money market deposits ........................     775.4              -               -               -         775.4
     Savings deposits .............................      96.7              -               -               -          96.7
     Other time deposits ..........................     177.9           79.6            35.5               -         293.0
     Short-term borrowings ........................     259.7              -               -               -         259.7
                                                    ---------       --------        --------        --------     ---------
          Total rate-sensitive liabilities.........   1,585.8           79.6            35.5               -       1,700.9
                                                    ---------       --------        --------       ---------     ---------
Interest rate sensitivity gap......................$    192.9      $   132.1       $   393.1      $    106.0    $    824.1
                                                    =========       ========        ========       =========     =========
Cumulative interest rate sensitivity gap...........$    192.9      $   325.0       $   718.1      $    824.1
                                                    =========       ========        ========       =========
Cumulative ratio of rate-sensitive assets to
rate-sensitive liabilities.........................      112%           120%            142%            148%          148%
                                                    =========       ========        ========       =========     =========

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

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CITY NATIONAL CORPORATION
                                         -------------------------
                                         (Registrant)



DATE:   November 10, 1994                /s/ Frank P. Pekny
       -------------------               ---------------------------
                                         FRANK P. PEKNY
                                         Executive Vice President
                                         and Treasurer