Form 10-K
CITY NATIONAL CORP
filed 1995-03-31
CIK 201461

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended    December 31, 1994  Commission File Number    1-10521
                  ---------------------                        ----------------

                           CITY NATIONAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                           95-2568550
-----------------------------------                      -------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

400 North Roxbury Drive, Beverly Hills, California              90210
--------------------------------------------------        ------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code          (310) 888-6000
                                                          ------------------
Securities registered pursuant to Section 12(b) of the Act:


                                           Name of each exchange
            Title of each class             on which registered
       -----------------------------      -----------------------
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
                                                YES      X      NO
                                                   -------------  ------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Number of shares of common stock outstanding at March 10, 1995:  45,272,165

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1995: $404,495,973

                      Documents Incorporated by Reference
                      -----------------------------------
1. Pages 16 through 59 and page 63 of the Annual Report to Shareholders for the year ended December 31, 1994. (Part II of Form 10-K.)
2. Specified material on pages 2 through 18 of the Notice of Annual Meeting and Proxy Statement dated March 17, 1995. (Part III of Form 10-K.)

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

       The Bank, which was founded in 1953, conducts business in Southern California and operates 14 banking offices in Los Angeles County, one in Orange County, and one in San Diego County. In November 1993, the Bank closed one office in Los Angeles County and announced a consolidation plan to improve efficiency and operational productivity in its branch network. In March and April 1994, the Bank closed four additional branches in Los Angeles County and one branch in Orange County. The Bank also reorganized certain relationship banking functions into distinct service locations.

       The Bank primarily serves middle-market companies, professional and business borrowers and associated individuals with commercial banking and fiduciary needs. The Bank provides revolving lines of credit, term loans, asset based loans, real estate secured loans, residential first trust deed mortgages, trade facilities, and deposit, cash management and other business services. The Bank's City National Investments Division offers personal, employee benefit and estate services, and deals in money market and other investments for its own account and for its customers. The Bank offers mutual funds in association with other companies.

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

       The BHC Act prohibits the Federal Reserve Board from approving a bank holding company's application to acquire a bank or bank holding company located outside the state where its banking subsidiaries' operations are principally conducted, unless such acquisition is specifically authorized by statute of the state where the bank or bank holding company to be acquired is located. In September 1994, the Riegle-Neal Interstate Banking and Branch Efficiency Act (the Riegle-Neal Act) was enacted. Under the Riegle-Neal Act, interstate banking is allowed in three different forms:

       . Effective in one year, a bank owned by a holding company may acquire a subsidiary bank anywhere in the United States.

       . Effective in one year, a bank owned by a holding company may act as an agent in accepting deposits or servicing loans for any other bank or savings or loan owned by the holding company.

       . Effective in three years, a bank itself may establish a branch in another state, but only if not prohibited by state law.

Interstate bank subsidiaries and branch banks are subject to concentration limits, Community Reinvestment Act requirements, bank supervisory controls and other restrictions of the Riegle-Neal Act or of state law.

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

       Consistent with its "source of strength" policy (see "Capital Adequacy Requirements," below), the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not pay cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears consistent with the company's capital needs, asset quality and overall financial condition. The Corporation paid its first dividend of $.05 per share of common stock in the fourth quarter of 1994 since suspending payment of dividends in August, 1991. A dividend of $.05 per share in the first quarter of 1995 was paid on February 16, 1995. The level of dividends will be subject to periodic review as the Corporation moves towards its objective of paying annual dividends of approximately one-third of prior year's earnings.

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

       "Brokered deposits" are deposits obtained by a bank from a "deposit broker" or that pay above-market rates of interest. Because the Bank is categorized as a well capitalized financial institution, the Bank can accept brokered deposits without the prior approval of the Federal Deposit Insurance Corporation (FDIC).

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

       The OCC also can prohibit a national bank from engaging in an unsafe or unsound practice in its business. Depending on the bank's financial condition, payment of dividends could be deemed to constitute an unsafe or unsound practice. Except under certain circumstances and with prior regulatory approval, a bank may not pay a dividend if, after so doing, it would be undercapitalized. The Bank's ability to pay dividends in the future is, and could be further, influenced by regulatory policies or agreements and by capital guidelines. The Bank paid a dividend of $4.5 million to the Corporation on February 16, 1995 after suspending payment of dividends in the second quarter of 1991. The level of dividends will be subject to periodic review.

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

       The Bank is insured by the FDIC and therefore is subject to its regulations. Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provided authority for special assessments against insured deposits and required the FDIC to develop a general risk-based assessment system. The insurance assessment is set forth in a schedule issued by the FDIC that specifies, at semiannual intervals, target reserve ratios for the Bank Insurance Fund designed to increase to at least 1.25% of estimated insured deposits in 15 years. The FDIC has adopted a risk-based assessment system under which insured institutions will be assigned to one of nine categories, based on capital levels and degree of supervisory concern.
Depending on its category (which may not be disclosed without the permission of the FDIC), a bank's assessment ranges from 0.23% to 0.31% of the base.
Recently, the FDIC forecasted that the reserve ratio for the Bank Insurance Fund will reach or exceed 1.25% of estimated insured deposits by mid-1995. The FDIC has proposed a reduction in its assessment to as low as 0.04% of the base after attainment of the 1.25% targeted reserve ratio.

       FDICIA also contains numerous other regulatory requirements. Annual examinations are required for all insured depository institutions by the appropriate federal banking agency, with some exceptions. Federal Reserve Board regulations under FDICIA require institutions to adopt policies limiting their exposure to correspondent institutions in relation to the correspondent's financial condition and, in particular, to limit exposure to any correspondent that is not adequately capitalized, as defined, to not more than 25% of the exposed institution's total capital. The banking agencies must also review and, under certain circumstances, prescribe more stringent accounting and reporting standards than required by generally accepted accounting principles. In addition, FDICIA contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

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

       In the most recently completed CRA compliance examination, conducted in 1993, the OCC assigned the Bank a rating of "Satisfactory," the second highest of four possible ratings. From time to time, banking legislation has been proposed that would require consideration of the Bank's CRA rating in connection with applications by the Corporation or the Bank to the Federal Reserve Board or the OCC for permission to engage in additional lines of business. The Corporation cannot predict whether such legislation will be adopted, or its effect upon the Bank and the Corporation if adopted. The federal regulatory agencies have issued proposed revisions to the rules governing CRA compliance. The proposed rules are intended to simplify CRA compliance evaluations by establishing performance-based criteria. The regulatory agencies have extended the time for comment on, and consideration of, the proposed rules, and management is unable to predict when, or in what form, such rules will be adopted, or the effect of the rules on the Bank's CRA rating.

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

       The Policy Statement specifies that the amount of ALLL determined by the sum of the amounts above is neither a floor nor a "safe harbor" level for an institution's ALLL. However, it is expected that examiners will review a shortfall relative to this amount as indicating a need to more closely review management's analysis to determine whether it is reasonable, supported by the weight of reliable evidence and that all relevant factors have been appropriately considered. The Company has reviewed the Policy Statement and believes that its allowance for loan losses exceeds this regulatory guideline.

       Capital Adequacy Requirements

       Both the Federal Reserve Board and the OCC have adopted similar, but not identical, "risk-based" and "leverage" capital adequacy guidelines for bank holding companies and national banks, respectively. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for risk-free assets (e.g., cash) to 100% for relatively high-risk assets (e.g., commercial loans). These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base. Certain off-balance sheet items (e.g., standby letters of credit) are added to the risk-adjusted asset base. The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and national banks is presently 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general loan-loss allowance. As of December 31, 1994, the Corporation had a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 17.50% and a ratio of total capital to risk-weighted assets (total risk-based capital ratio) of 18.81%, while the Bank had a Tier 1 risk-based capital ratio of 16.69% and a total risk-based capital ratio of 17.99%.

       The minimum Tier 1 leverage ratio, consisting of Tier 1 capital to average adjusted total assets, is 3% for bank holding companies and national banks that have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other bank holding companies and national banks are expected to maintain a ratio of at least 1% to 2% or more above the stated minimum. As of December 31, 1994, the Corporation had a Tier 1 leverage ratio of 11.87%, and the Bank's Tier 1 leverage ratio was 11.31%.

       The OCC has adopted regulations under FDICIA establishing capital categories for national banks and prompt corrective actions for undercapitalized institutions. The regulations create five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The following table shows the minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios, all of which must be satisfied for a bank to be classified as well capitalized, adequately capitalized or undercapitalized, respectively, together with the Bank's ratios at December 31, 1994:


                               Minimum total    Minimum Tier 1         Minimum
                                 risk-based       risk-based            Tier 1
                               capital ratio     capital ratio      leverage ratio
                               --------------   ---------------   ------------------
Well capitalized(1)                    10.00%             6.00%             5.00%
Adequately capitalized                  8.00%             4.00%             4.00%(2)
Undercapitalized                        6.00%             4.00%             3.00%

City National Bank
   (at December 31, 1994)              17.99%            16.69%            11.31%

(1) A bank may not be classified as well capitalized if it is subject to a specific agreement with the OCC to meet and maintain a specified level of capital.
(2) 3% for institutions having a composite rating of "1" in the most recent OCC examination.

       If any one or more of a bank's ratios are below the minimum ratios required to be classified as undercapitalized, it will be classified as significantly undercapitalized or, if in addition its ratio of tangible equity to total assets is 2% or less, it will be classified as critically undercapitalized. A bank may be reclassified by the OCC to the next level below that determined by the criteria described above if the OCC finds that it is in an unsafe or unsound condition or if it has received a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination and the deficiency has not been corrected, except that a bank cannot be reclassified as critically undercapitalized for such reasons.

       Under FDICIA and its implementing regulations, the OCC may subject national banks to a broad range of restrictions and regulatory requirements. A national bank may not pay management fees to any person having control of the institution, nor, except under certain circumstances and with prior regulatory approval, make any capital distribution if, after doing so, it would be undercapitalized. Undercapitalized banks are subject to increased monitoring by the OCC, are restricted in their asset growth, must obtain regulatory approval for certain corporate activities, such as acquisitions, new branches and new lines of business, and, in most cases, must submit to the OCC a plan to bring their capital levels to the minimum required in order to be classified as adequately capitalized. The OCC may not approve a capital restoration plan unless each company that controls the bank guarantees that the bank will comply with it. Significantly and critically undercapitalized banks are subject to additional mandatory and discretionary restrictions and, in the case of critically undercapitalized institutions, must be placed into conservatorship or receivership unless the OCC and the FDIC agree otherwise.

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

       Regulatory Agreements

       On November 18, 1992, the Bank entered into a written agreement with the OCC (the Agreement) with respect to capital and other matters, which replaced a memorandum of understanding dated June 26, 1991, between the Bank and the OCC. All the requirements of the Agreement were successfully met prior to December 31, 1993. As a result, on January 21, 1994, the OCC lifted the Agreement.

       On February 24, 1993, the Corporation entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco relating to capital levels, the payment of dividends and other matters. In February 1994, the Federal Reserve Bank of San Francisco notified the Corporation that the memorandum of understanding was terminated.

ITEM 2.  PROPERTIES

       The Company has its principal offices in the City National Bank Building, 400 North Roxbury Drive, Beverly Hills, California 90210, which the Bank owns and occupies. As of December 31, 1994, the Bank and its subsidiaries actively maintained premises composed of 16 banking offices, a computer center, and certain other properties.

       Since 1967, the Bank's Pershing Square Regional Office and a number of Bank departments have been the major tenant of the office building located at 600 South Olive Street in downtown Los Angeles. The building was originally developed and built by a partnership between a wholly-owned subsidiary of the Bank, Citinational Bancorporation, and Buckeye Construction Co. and Buckeye Realty and Management Corporation (two corporations then affiliated with Mr. Bram Goldsmith, Chairman of the Board and Chief Executive Officer of the

Corporation and the Bank); since its completion, the building has been owned by Citinational-Buckeye Building Co., a limited partnership of which Citinational Bancorporation and Olive-Sixth Buckeye Co. are the only general partners, each with a 29% partnership interest. Citinational Bancorporation has an additional 3% interest as a limited partner of Citinational-Buckeye Building Co.; the remainder is held by other, unaffiliated limited partners. Olive-Sixth Buckeye Co. is a limited partnership of which Mr. Goldsmith is a 49% general partner; therefore, Mr. Goldsmith has an indirect 14% ownership interest in Citinational-Buckeye Building Co. The remaining general partner and all limited partners of Olive-Sixth Buckeye Co. are not affiliated with the Corporation. Since 1990, Citinational-Buckeye Building Co. has managed the building, which is expected to require a substantial capital investment, the source of which is uncertain.

       The major encumbrance on real properties owned directly by the Bank or its subsidiaries is a deed of trust on the 600 South Olive Street building, securing a note in favor of City National Bank on which the unpaid balance at December 31, 1994, was $16,418,910.

       The Bank's subsidiary, Citinational Bancorporation, also owns two buildings located on Olympic Boulevard in downtown Los Angeles, approximately 80,000 square feet of which is subject to a lease between Citinational Bancorporation and ALLTEL Financial Information Systems, Inc. (formerly Systematics Financial Services, Inc.), that expires on December 31, 2000.

       On March 2, 1995, the Bank entered into an agreement to purchase a property, presently vacant, in Studio City, upon which management intends to build a walk up-drive through banking facility. The purchase price of $525,000 is payable all in cash. This sale is expected to close in the first quarter of 1995.

       Thirteen additional branch locations throughout Southern California are leased by the Bank at annual rentals (exclusive of operating charges and real property taxes) of approximately $4,700,000, with expiration dates ranging from 1994 to 2016, exclusive of renewal options.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

       Shown below are names and ages of all executive officers of the Corporation and officers of the Bank who may be deemed to be executive officers of the Corporation, with indication of all positions and offices with the Corporation and the Bank. There was no family relationship among the executive officers.

                            Capacities in which served:
                            Present principal occupation and principal
        Name           Age  occupation during the past five years
---------------------  ---  ------------------------------------------
Bram Goldsmith         72   Chairman of the Board and Chief Executive Officer, City
                            National Bank and City National Corporation

George H. Benter, Jr.  53   President and Chief Operating Officer, City National
                            Bank, since May, 1992; President, City National
                            Corporation, since February 1993; Vice Chairman and Chief
                            Credit Officer (1991 to 1992), Vice Chairman (prior to
                            1991), Security Pacific National Bank

Steven D. Broidy       57   Vice Chairman and Chief Administrative Officer, City
                            National Bank, since May 1992; Vice Chairman, City
                            National Corporation, since February 1993; Partner, Loeb
                            and Loeb, October 1988 to 1992

Frank P. Pekny         51   Executive Vice President and Chief Financial Officer,
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

                            Capacities in which served:
                            Present principal occupation and principal
        Name           Age  occupation during the past five years
---------------------  ---  ------------------------------------------
Robert A. Moore        52   Executive Vice President and Manager, Credit Services,
                            City National Bank, since April 1992; Senior Vice
                            President and Chief Credit Officer, Corporate Banking
                            Group, Security Pacific National Bank, 1991 to April 1992;
                            Senior Vice President, Wells Fargo Bank, 1988 to 1991

Jeffery L.             39   Executive Vice President and Senior Risk Management Officer,
 Puchalski                  Risk Management, City National Bank from November 1991;
                            Principal, The Secura Group, national bank and thrift
                            consulting firm, from August 1988

Richard H.             51   Senior Vice President, Secretary and General Counsel, City
 Sheehan, Jr.               National Bank and City National Corporation since April 1994;
                            Senior Vice President and Assistant General Counsel, Bank of
                            America, NT & SA, April 1992 to April 1994; Senior Vice
                            President and Assistant General Counsel, Security Pacific
                            National Bank, June 1987 to April 1992

Heng W. Chen           42   Senior Vice President, Finance, City National Bank from
                            August 1988; Assistant Treasurer, City National
                            Corporation from April 1991

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The information regarding the market for the Corporation's Common Stock and related stockholder matters appearing under the caption "Market Data on Shares of Common Stock" on page 63 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated by reference in this Annual Report on Form 10-K. Information regarding restrictions on the Corporation's payment of dividends appearing under "Capital" and Note 12 to the consolidated financial statements of the Company and its subsidiaries, appearing on pages 29 and 55 and 56 respectively of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994, are hereby incorporated by reference.

ITEM 6.    SELECTED FINANCIAL DATA

       The selected financial data for the five years ended December 31, 1994, appearing under "Selected Financial Information" on pages 16 and 17 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated by reference in this Annual Report on Form 10-K.

       The Corporation's dividend payout ratio for 1994 and 1990 was 6.2% and 47.4%, respectively. Due to the Corporation's loss in 1991, the dividend payout ratio for 1991 is not meaningful. The Corporation did not pay any dividends in 1993 or 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information required by this item appearing on pages 18 through 39 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements of the Corporation and its subsidiaries and the notes thereto, and the condensed financial statements of the registrant (the Corporation), together with the report thereon of KPMG Peat Marwick LLP dated January 17, 1995, appearing on pages 41 through 59, and the supplementary data under "1994 Quarterly Operating Results" and "1993 Quarterly Operating Results" on page 40 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994, together with the report of Price Waterhouse dated January 13, 1993, are incorporated by reference in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       To the extent not provided above, the information required by this item appearing under the captions "Election of Directors" and "Section 16(a) Reporting Delinquencies" on pages 3 through 5 and page 18 of the Registrant's Notice of Annual Meeting and Proxy Statement dated

March 17, 1995, is incorporated by reference in this Form 10-K Annual Report. See "Executive Officers of the Registrant," above.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this item regarding executive compensation appearing under the caption "Compensation of Directors and Executive Officers" on pages 6 through 14 of the Registrant's Notice of Annual Meeting and Proxy Statement dated March 17, 1995, is incorporated by reference in this Form 10-K Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item appearing under the captions "Record Date and Number of Shares Outstanding; Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on page 2 and pages 15 and 16 of the Registrant's Notice of Annual Meeting and Proxy Statement dated March 17, 1995, is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management and Others" on page 9, 10 and 17 of the Registrant's Notice of Annual Meeting and Proxy Statement dated March 17, 1995, is incorporated by reference in this Form 10-K Annual Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:


                                                               Page in
                                                            Annual Report*
                                                            --------------
1.  Financial Statements:

    Report of Independent Auditors........................        41
    Consolidated Balance Sheet
     at December 31, 1994 and 1993........................        42
    Consolidated Statement of Operations for each of the
     three years in the period ended December 31, 1994....        43
    Consolidated Statement of Cash Flows for each of the
     three years in the period ended December 31, 1994....        44
    Consolidated Statement of Changes in Shareholders'
     Equity for each of the three years in the period
     ended December 31, 1994..............................        45
    Footnotes.............................................        46-59
    Condensed Balance Sheet (Parent Company) at
     December 31, 1994 and 1993...........................        58
    Condensed Statement of Operations (Parent Company)
     for each of the three years in the period ended
     December 31, 1994....................................        58
    Condensed Statement of Cash Flows (Parent Company)
     for each of the three years in the period ended
     December 31, 1994....................................        59

    *Incorporated by reference from the indicated pages of the 1994 Annual Report to Shareholders.

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

    3.2     By-Laws, as amended to date

   10.1     Data Processing Agreement by and between Systematics, Inc. and City
            National Bank dated January 1, 1991, as amended (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-
            K for the year ended December 31, 1991.)

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

   10.3 Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated as of June 13, 1980, as amended to date (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-
            K for the year ended December 31, 1991.)

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

   No.
   --
   10.10    City National Corporation 1985 Stock Option Plan, as amended to date
            (This Exhibit is incorporated by reference to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1991.)

   10.11    Agreement By and Between City National Bank Beverly Hills,
            California and the Comptroller of the Currency, dated November 18, 1992 (This Exhibit is incorporated by reference to the Registrant's
            Current Report on Form 8-K dated November 18, 1992.)

   10.11.1 Termination of the Formal Agreement, Office of the Comptroller of the Currency, dated January 21, 1994 (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

   10.12 Memorandum of Understanding by and between City National Corporation and the Federal Reserve Bank of San Francisco, dated February 24,
            1993 (This Exhibit is incorporated by reference to the Company's
            Annual Report on Form 10-K for the year ended December 31, 1992.)

   10.12.1  Letter from The Federal Reserve Bank of San Francisco to City
            National Bank dated February 23, 1994 (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

   10.13    Asset Purchase Agreement by and between Systematics Financial
            Services, Inc. and City National Bank, dated December 17, 1992 (This
            Exhibit is incorporated by reference to the Company's Annual Report in Form 10-K for the year ended December 31, 1992.)

   10.18    Asset Sale Agreement (Pool 1) by and between City National Bank as
            Seller and WHC-THREE Investors, L.P., as Purchaser, dated November
            1, 1993 (This Exhibit is incorporated by reference to the Company's
            Annual Report on Form 10-K for the year ended December 31, 1993.)

   10.19    Asset Sale Agreement (Pools 2 Through 6) by and between City
            National Bank as Seller and WHC-THREE Investors, L.P., as Purchaser, dated November 1, 1993 (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
            31, 1993.)

   No.
   --
   13       Pages 16 through 59 and page 63 of Annual Report to Security Holders for the year ended December 31, 1994.

   13.1     Report of Price Waterhouse, dated January 13, 1993.

   16 Letter from Price Waterhouse (This Exhibit is incorporated by reference to the Company's Current Report on Form 8-K/A, dated
            August 25, 1993.)

   21       Subsidiaries of the registrant

   23.1     Consent of KMPG Peat Marwick LLP

   23.2     Consent of Price Waterhouse LLP

   27       Financial Data Schedule

(b) During the calendar quarter ended December 31, 1994, the registrant did not file any current reports on Form 8-K.

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


                                         City National Corporation
                                         -------------------------
                                             (Registrant)



March 22, 1995                           By /s/ Bram Goldsmith
                                           -------------------
                                           Bram Goldsmith, Chairman
                                           of the Board and Chief
                                           Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                           Title                            Date
     ---------                           -----                            ----

/s/ Bram Goldsmith              Chairman of the Board, Chief         March 22, 1995
----------------------------     Executive Officer and Director
Bram Goldsmith
(Principal Executive Officer)


/s/ Frank P. Pekny              Executive Vice President and         March 22, 1995
----------------------------     Treasurer/Chief Financial Officer
Frank P. Pekny
(Principal Financial Officer)


/s/ Heng W. Chen                Assistant Treasurer                  March 22, 1995
----------------------------
Heng W. Chen
(Principal Accounting Officer)


/s/ George H. Benter, Jr.       President and Director               March 22, 1995
----------------------------
George H. Benter, Jr.


/s/ Steven D. Broidy            Vice Chairman and Director           March 22, 1995
----------------------------
Steven D. Broidy


/s/ Richard L. Bloch                 Director                        March 29, 1995
---------------------------------
Richard L. Bloch


/s/ Mirion P. Bowers, M.D.           Director                        March 22, 1995
---------------------------------
Mirion P. Bowers, M.D.


/s/ Stuart D. Buchalter              Director                        March 22, 1995
---------------------------------
Stuart D. Buchalter


/s/ Russell D. Goldsmith             Director                        March 22, 1995
---------------------------------
Russell D. Goldsmith


/s/ Burton S. Horwitch               Director                        March 22, 1995
---------------------------------
Burton S. Horwitch


/s/ Charles E. Rickershauser, Jr.    Director                        March 22, 1995
---------------------------------
Charles E. Rickershauser, Jr.


/s/ Edward Sanders                   Director                        March 22, 1995
---------------------------------
Edward Sanders


/s/ Andrea L. Van De Kamp            Director                        March 22, 1995
---------------------------------
Andrea L. Van De Kamp


/s/ Kenneth Ziffren                  Director                        March 22, 1995
---------------------------------
Kenneth Ziffren


                               INDEX TO EXHIBITS

Exhibit No.      Exhibit                                                                   Page No.
-----------      -------                                                                   --------

  3.2            By-Laws, as amended to date.........................................         26

  13             Pages 16 through 59 and page 63 of Annual Report to Security Holders
                 for the year ended December 31, 1993................................         38

  13.1           Report of Price Waterhouse, dated January 13, 1993..................         40

  21             Subsidiaries of the registrant......................................         42

  23.1           Consent of KMPG Peat Marwick LLP....................................         44

  23.2           Consent of Price Waterhouse LLP.....................................         46