Form 10-Q/A
period 1995-03-31
CITY NATIONAL CORP
filed 1995-05-15
CIK 201461

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended March 31, 1995 Commission File Number 1-10521

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

Number of shares of common stock outstanding at April 28, 1995: 45,349,252

This Form 10-Q contains 50 pages.

                          CITY NATIONAL CORPORATION
                          Consolidated Balance Sheet
                                 (Unaudited)

                                    ASSETS

                                                                 March 31,    December 31,    March 31,
                                                                   1995           1994          1994
                                                                 ---------    ------------    ---------
                                                                         (Dollars in thousands)
Cash and due from banks......................................  $   240,609     $   298,715    $   238,255
Interest-bearing deposits in other banks.....................          686             674            637
Federal funds sold and securities purchased under
  resale agreements..........................................      135,000          296,966        215,000
Investment securities (market values $609,684, $625,425
  and $765,593 at March 31, 1995, December 31, 1994 and
  March 31, 1994, respectively)..............................      628,872           659,013       781,356
Securities available for sale (cost $104,512, $96,124 and
  $92,814 at March 31, 1995, December 31, 1994 and
  March 31, 1994, respectively)..............................      101,238            90,422        92,186
Trading account securities...................................       26,716            25,531        15,881
Loans........................................................    1,625,569         1,643,918     1,532,865
Less allowance for credit losses.............................      108,358           105,343       111,461
                                                                ----------        ----------    ----------
  Net Loans..................................................    1,517,211         1,538,575     1,421,404
Leveraged leases.............................................        9,204             9,856        10,059
Premises and equipment, net..................................       20,677            19,231        18,947
Customers' acceptance liability..............................        2,706             5,104         4,279
Other real estate............................................        5,042             4,726           195
Deferred tax asset...........................................       29,925            28,250        21,345
Assets held for accelerated disposition......................           --                --         2,779
Other assets.................................................       30,171            35,712        53,360
                                                                ----------        ----------    ----------
  Total assets...............................................   $2,748,057        $3,012,775    $2,875,683
                                                                ==========        ==========    ==========

                                  LIABILITIES

Demand deposits..............................................   $  910,903        $1,151,709    $  935,604
Interest checking deposits...................................      264,033           305,659       287,508
Money market accounts........................................      614,603           669,940       745,298
Savings deposits.............................................       84,258            88,027       101,079
Time deposits - under $100,000...............................       74,295            77,657        92,824
Time deposits - $100,000 and over............................      124,251           124,770       152,369
                                                                ----------        ----------    ----------
  Total deposits.............................................    2,072,343         2,417,762     2,314,682
Federal funds purchased and securities sold
  Under repurchase agreements................................      278,581           182,120       194,248
Other short-term borrowings..................................       17,706            50,000        15,000
Mortgages payable............................................           --                --         7,284
Other liabilities............................................       34,914            27,068        33,614
Acceptances outstanding......................................        2,706             5,104         4,279
                                                                ----------        ----------    ----------
  Total liabilities..........................................    2,406,250         2,682,054     2,569,107
                                                                ----------        ----------    ----------
Commitments and contingencies

                             SHAREHOLDERS' EQUITY

Preferred Stock authorized - 5,000,000, none outstanding.....           --                --            --
Common stock - par value - $1.00; authorized - 75,000,000
  Outstanding - 45,342,370, 45,192,678 and 45,065,730 at
  March 31, 1995, December 31, 1994 and March 31, 1994,
  respectively...............................................       45,342            45,193        45,066
Surplus......................................................      264,675           263,609       262,681
Unrealized losses on securities available for sale...........       (2,048)           (3,564)         (407)
Retained earnings (deficit)..................................       33,838            25,483          (764)
                                                                ----------        ----------    ----------
  Total shareholders' equity.................................      341,807           330,721       306,576
                                                                ----------        ----------    ----------
  Total liabilities and shareholders' equity.................   $2,748,057        $3,012,775    $2,875,683
                                                                ==========        ==========    ==========

   See accompanying Notes to the Unaudited Consolidated Financial Statements

                          City National Corporation
                     Consolidated Statement of Operations
                                 (Unaudited)

                                                        For the three months ended March 31,
                                                        ------------------------------------
                                                              1995              1994
                                                             -------           ------
                                                            (Dollars in thousands)
Interest income:
  Interest and fees on loans .............................   $37,702           $29,499
  Interest on federal funds sold and securities purchased
    under resale agreements ..............................     1,201             1,653
  Interest on investment securities:
    U.S. Treasury and federal agency securities ..........     7,439             8,841
    Municipal securities .................................       287               158
    Other securities .....................................       543               243
  Interest on securities available for sale...............     1,742               130
  Interest on trading account securities..................       456               214
                                                             -------           -------
    Total ................................................    49,370            40,738
                                                             -------           -------
Interest expense:
  Interest on deposits ...................................     7,218             7,167
  Interest on federal funds purchased and securities sold
    under repurchase agreements ..........................     3,133             1,479
  Interest on other short-term borrowings ................       506               103
                                                             -------           -------
    Total ................................................    10,857             8,749
                                                             -------           -------
  Net interest income ....................................    38,513            31,989
  Provision for credit losses ............................        --             3,000
                                                             -------           -------
  Net interest income after provision for credit losses ..    38,513            28,989
                                                             -------           -------
Noninterest income:
  Service charges on deposit accounts ....................     1,839             2,771
  Trust fees .............................................     1,638             1,810
  Investment services income  ............................     1,984             1,459
  Gain on sale of leverage leases ........................        --             1,331
  Gain (loss) on sales of securities  ....................       344                --
  All other income .......................................     2,761             2,950
                                                             -------           -------
    Total noninterest income..............................     8,566            10,321
                                                             -------           -------
Noninterest expense:
  Salaries and other employee benefits ...................    16,593            16,733
  Net occupancy of premises ..............................     1,994             2,641
  Data processing ........................................     1,772             1,744
  Professional ...........................................     1,737             1,586
  FDIC insurance .........................................     1,233             1,500
  Office supplies ........................................     1,070             1,196
  Depreciation ...........................................     1,002             1,061
  Promotion ..............................................     1,128               811
  Equipment ..............................................       417               536
  Other operating ........................................     2,679             2,826
  Other real estate expense (income)......................       152            (4,526)
                                                             -------           -------
    Total noninterest expense.............................    29,777            26,108
                                                             -------           -------
Income before taxes.......................................    17,302            13,202
Income taxes .............................................     6,685             4,542
                                                             -------           -------
Net income ...............................................   $10,617            $8,660
                                                             =======           =======
Net Income per share .....................................     $0.23             $0.19
                                                             =======           =======
Shares used to compute net income per share ..............    45,843            45,292
                                                             =======           =======

See accompanying Notes to the Unaudited Consolidated Financial Statements

                          City National Corporation
                     Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                           For the three months
                                                              ended March 31,
                                                          ----------------------
                                                             1995       1994
                                                          ----------------------
                                                          (Dollars in thousands)
Operating Activities
Net income                                                  $10,617    $ 8,660
Adjustment to net income:
  Provision for credit losses                                    --      3,000
  Gain on sales of ORE and Disposition Program                   --     (4,591)
  Depreciation                                                1,002      1,061
  Net (increase) decrease in trading securities              (1,185)    23,884
  Net increase in deferred tax benefits                      (1,675)    (3,295)
  Income tax refund                                           4,500         --
  Other, net                                                  6,766      7,510
                                                           ---------  ---------
  Net cash provided by operating activites                   20,025     36,229
                                                           ---------  ---------
 Investing Activities
 Net (increase) decrease in short-term investments              (12)        12
 Purchase of securities available for sale                  (10,552)   (90,813)
 Sales and maturities of securities available for sale        2,224         --
 Maturities of investment securities                         29,588    308,562
 Purchase of investment securities                              --    (187,752)
 Purchase of residential mortgage loans                     (43,210)        --
 Other loan originations and principal collections, net      58,594     86,824
 Proceeds from sales of ORE and Disposition Program assets       --      7,368
 Other, net                                                   4,054     13,368
                                                           ---------  --------
   Net cash provided by investing activities                 40,686    137,569
                                                           ---------  --------
 Financing Activities
 Net increase (decrease) in federal funds purchased
   and securities sold under repurchase agreements           96,461     (8,211)
 Net decrease in deposits                                  (345,419)  (212,085)
 Net decrease in short term borrowings                      (32,294)        --
 Proceeds from issuance of stock                              1,216        229
 Cash dividends paid                                         (2,263)        --
 Other, net                                                   1,516         20
                                                          ---------  ---------
  Net cash provided by (used in) financing activities      (280,783)  (220,047)
                                                          ---------  ---------

 Net increase (decrease) in cash and cash equivalents      (220,072)   (46,249)
 Cash and cash equivalents at beginning of year             595,681    499,504
                                                          ---------  ---------
 Cash and cash equivalents at end of year                 $ 375,609  $ 453,255
                                                          ---------  ---------
Supplemental disclosures of cash flow information:
   Cash paid (received) during the quarter for:
     Interest                                                10,709      8,852
     Income taxes                                            (4,500)        --

See accompanying Notes to the Unaudited Consolidated Financial Statements

                          CITY NATIONAL CORPORATION
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)


                                                      For the three months ended
                                                              March 31,
                                                      --------------------------
                                                          1995         1994
                                                      -----------   -----------
                                                        (Dollars in thousands)
Common Stock
  Balance, beginning of period........................  $ 45,193    $ 45,027
  Stock options exercised.............................       149          39
                                                        --------    --------
  Balance, end of period..............................    45,342      45,066
                                                        --------    --------

Surplus
  Balance, beginning of period........................   263,609     262,471
  Stock options exercised.............................       921         190
  Tax benefit from stock options......................       145          20
                                                        --------    --------
  Balance, end of period..............................   264,675     262,681
                                                        --------    --------

Unrealized net losses on securities available for sale
  Balance, beginning of period........................    (3,564)         --
  Change during period................................     1,516        (407)
                                                        --------    --------
  Balance, end of period..............................    (2,048)       (407)
                                                        --------    --------

Retained earnings
  Balance, beginning of period........................    25,483      (9,424)
  Net income..........................................    10,617       8,660
  Dividends paid......................................    (2,262)         --
                                                        --------    --------
  Balance, end of period..............................    33,838        (764)
                                                        --------    --------

Total shareholders' equity............................  $341,807    $306,576
                                                        ========    ========

See accompanying Notes to the Unaudited Consolidated Financial Statements

NOTES TO THE FINANCIAL STATEMENTS OF THE REGISTRANT

1. The results of operations reflect the interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2. Securities held for investment are classified as investment securities. Because the Company has the ability and management has the intent to hold investment securities until maturity, investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts. Trading account securities are stated at market value. Investments not classified as trading securities nor as investment securities are classified as securities available for sale and recorded at fair value. Unrealized gains or losses on securities available for sale are excluded from earnings and reported as a net amount after taxes, in a separate component of shareholders' equity, until realized.

3. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under resale agreements, and do not include items with original maturities of over 90 days.

4. The Company adopted Statements of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" on January 1, 1995. The impact of the adoption was immaterial to the results of operations and financial condition of the Company. Certain loans previously recorded as in-substance foreclosures included in other real estate and other assets have been reclassified as nonaccrual loans. At March 31, 1995 the Company had identified impaired loans that were carried at a net investment amount of $41.8 million. An allowance for credit losses in the amount of $234 thousand was allocated to these loans. The Company's policy is to record cash receipts received on impaired loans first as reductions to principal and then to interest income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

         City National Corporation (the Corporation) is the holding company for City National Bank (the Bank). Because the Bank constitutes substantially all of the business of the Corporation, references to the Company in this Item 2 reflect the consolidated activities of the Corporation and the Bank.

RESULTS OF OPERATIONS

         The Company recorded consolidated net income of $10.6 million, or $.23 per share, in the first quarter of 1995, compared to net income of $8.7 million, or $.19 per share, in the first quarter of 1994, and net income of $9.9 million, or $.21 per share, in the fourth quarter of 1994. Most of the change between first quarters resulted from an increase in net interest income in the first quarter of 1995 of $6.5 million and a decrease in the provision for credit losses of $3.0 million. Returns on average assets and on average equity for the first quarter of 1995 were 1.60% and 12.83%, respectively, compared with 1.23% and 11.65% in the first quarter of 1994.

         Taxable equivalent net interest income was $39.0 million in the first quarter of 1995, up 21.0% from the year-ago quarter. The increase resulted primarily from the increase in the net interest spread from 4.19% to 5.10%. The net interest spread improved because the increases in the prime interest rate during the last twelve months resulted in higher yields on loans, while rates paid on interest bearing liabilities increased only slightly between quarters. The net interest margin increased from 5.04% in 1994 to 6.36% in 1995. Due to an anticipated leveling or decrease in the general interest rate environment during the remainder of 1995 and a relatively constant level of earning assets, management does not expect significant increases in quarterly net interest income for the remainder of 1995 from first quarter 1995 levels.

         Throughout the remainder of 1995 management expects interest earning assets to increase slightly from the $2.458 billion average level for the first quarter of 1995. Average loans increased $47.6 million (3.0%) between the first quarters of 1995 and 1994 to $1.620 billion primarily due to purchases of residential first mortgage loans. Total average taxable investment and available for sale securities decreased $62.6 million (8.1%) between first quarters because maturities of securities were used to meet the decrease in deposits during the last twelve months. Total deposits decreased $224.8 million (9.8%) between first quarters. The Company believes that much of the decrease is due to disintermediation in the general market place typical of a higher interest rate environment.

         The provision for credit losses was zero for the quarter ended March 31, 1995, compared with $3.0 million for the corresponding quarter in 1994. Loans charged off in the first quarter of 1995 were $2.9 million, compared to $8.9 million in the first quarter of 1994. Recoveries were $6.0 million in the first quarter of 1995, compared to $6.9 million in the first quarter of 1994. The provision for credit losses is expected to remain at reduced levels in 1995, compared with those of the recent past, provided a deterioration of economic conditions does not occur.

         Non-interest income, excluding gains and losses on the sale of securities and assets, totaled $8.2 million for the first quarter of 1995,
down $.8 million (8.5%) from a year earlier.   Service charges on deposit
accounts decreased $.9 million (33.6%) for the quarter ended March 31, 1995 as customers paid for services with higher earnings on deposit balances as a result of increased interest rates. Investment services income increased $.5 million (36.0%) for the quarter ended March 31, 1995 due to higher fees and new investment products offered to customers. Other income in 1994 included a pre- tax gain of $1.3 million from the sale of two leveraged leases. All other income decreased $.2 million (6.4%) for the quarter ended March 31, 1995, because of lower foreign exchange, letter of credit and proof of deposit fees. Management does not expect significant changes in non-interest income from first quarter 1995 level during the remaining quarters of 1995.

         Excluding net ORE results, non-interest expense totaled $29.6 million in the first quarter of 1995, a decrease of $1.0 million (3.3%) from the first quarter of 1994. Net occupancy of premises expenses decreased $.6 million (24.5%) from the first quarter of 1994 due to the impact of the branch consolidation program completed in the second quarter of 1994. Salaries and other employee benefits decreased $.1 million (.8%) for the quarter ended March 31, 1995 from the first quarter of 1994. Higher costs associated with performance incentives and contributions to the profit sharing plan were largely offset by a decrease in salary expense due to the branch consolidation program.

         Net ORE results in the first quarter of 1995 were an expense of $.2 million, compared to income of $4.5 million in the prior year, $3.5 million of which was due to the completion of the Company's Accelerated Asset Disposition Program.

         The first quarter 1995 effective tax rate increased to 38.6%, compared to 34.4% for the first quarter of 1994 as California net operating loss carryforwards were fully utilized in 1994.

Net Interest Income Summary

The following table presents the components of net interest income for the quarters ended March 31, 1995 and 1994.



                                                        3-31-95                         3-31-94
                                              -----------------------------    ------------------------------
                                                        Interest    Average              Interest     Average
                                              Average    income/   interest    Average    income/    interest
Dollars in thousands -                        Balance  expense (1)   rate      Balance   expense (1)   rate
- -------------------------------------------------------------------------------------------------------------
Assets (2)
  Earning assets
    Loans: (3)
      Commercial loans                        $867,346   $20,479    9.58%   $  902,365    $16,482      7.41%
      Real estate - construction                35,856     1,131    12.79       12,154        247      8.24
      Real estate - mortgage                   450,409    11,317    10.19      603,894     11,741      7.88
      Residential first mortgages              230,973     4,129     7.25       10,473        143      5.54
      Installment loans                         34,929       894    10.38       43,047      1,008      9.50
                                            ----------   -------    -----   ----------    -------     -----
      Total loans                            1,619,513    37,950     9.40    1,571,933     29,621      7.64
                                            ----------   -------    -----   ----------    -------     -----
    Due from banks-interest bearing                683         3     1.78          650          5      3.12
    State and municipal investment securities   25,723       446     7.03       11,117        246      8.97
    Taxable investment securities              616,944     7,979     5.25      759,141      9,084      4.85
    Securities available for sale               92,813     1,742     7.61       13,220        130      3.99
    Federal funds sold and securities
      purchased under resale agreements         74,376     1,201     6.55      208,419      1,648      3.21
    Trading account securities                  28,243       502     7.21       26,160        230      3.55
                                            ----------   -------    -----   ----------    -------     -----
      Total earning assets                   2,458,295    49,823     8.15    2,590,640     40,964      6.41
                                            ----------   -------    -----   ----------    -------     -----
    Reserve for credit losses                 (107,432)                       (113,508)
    Cash and due from banks                    241,182                         252,889
    Other nonearning assets                     95,930                         126,092
                                            ----------                      ----------
      Total assets                          $2,687,975                      $2,856,113
                                            ==========                      ==========

Liabilities and Shareholders' Equity
  Noninterest-bearing deposits              $  879,699       --        --   $  907,342       --        --
  Interest-bearing deposits:
    Interest checking accounts                 274,232       654     0.97      292,246      696      0.97
    Money market accounts                      627,067     4,080     2.64      733,504    3,930      2.17
    Savings deposits                            85,188       413     1.97      102,350      493      1.95
    Time deposits - under $100,00               76,188       762     4.06       95,372      847      3.60
    Time deposits - $100,000 and over          121,732     1,309     4.36      158,052    1,201      3.08
                                            ----------   -------    -----   ----------  -------     -----
      Total interest - bearing deposits      1,184,407     7,218     2.47    1,381,524    7,167      2.10
                                            ----------   -------    -----   ----------  -------     -----

      Total deposits                         2,064,106                       2,288,866
    Federal funds purchased and securities
      sold under repurchase agreements         221,544    3,133      5.74      198,955    1,479      3.01
    Other short-term borrowings                 34,570      506      5.94       14,245      103      2.93
                                            ----------   -------    -----   ----------  -------     -----
      Total interest - bearing liabilities   1,440,521   10,857      3.05    1,594,724    8,749      2.22
                                            ----------   -------    -----   ----------  -------     -----
  Other liabilities                             32,173                          52,509
  Shareholders' equity                         335,582                         301,538
                                            ----------                      ----------
      Total liabilities and shareholders'
        equity                              $2,687,975                      $2,856,113
                                            ==========                      ==========
Net interest spread                                                5.10                            4.19
                                                                   ====                            ====

Fully taxable equivalent net
  interest income                                      $38,966                         $32,215
                                                       =======                         =======
  and margin                                                       6.36%                          5.04%


(1) Fully taxable equivalent basis
(2) Includes average nonaccrual loans of $61,503 and $65,452 for 1995 and 1994, respectively.
(3) Loan income includes loan fees of $1,742 and $1,085 for 1995 and 1994, respectively.

The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Average balances in all categories in each reported period were used in the volume computations. Average yields and rates in each reported period were used in rate computations.

                                    Quarter Ended March 31                 Quarter Ended March 31
                                        1995 vs 1994                            1994 vs 1993
                               -------------------------------------  -------------------------------
                                           Increase                        Increase
Dollars in thousands -                    (decrease)                      (decrease)
Fully taxable equivalent basis            due to (1):        Net           due to (1):       Net
                                      ----------------     increase    ---------------     increase
                                      Volume      Rate    (decrease)   Volume     Rate    (decrease)
                                      ------      ----    ----------   ------     ----    ----------
Interest earned on:

Interest-bearing deposits
  in other banks                     $     0     $   (2)   $    (2)   $    (7)  $     2    $    (5)
Loans                                    921      7,408      8,329     (7,708)      952     (6,756)
Taxable investment securities         (1,807)       702     (1,105)     4,773    (1,608)     3,165
Non-taxable investment securities        263        (63)       200       (337)      130       (207)
Securities available for sale          1,401        211      1,612       (178)     (136)      (314)
Trading account securities                19        253        272        (44)       (2)       (46)
Federal funds sold and
  securities purchased
  under resale agreements             (1,482)     1,035       (447)       (46)       92         46
                                     -------     ------    -------    -------   -------    -------
  Total interest-earning
    assets                              (685)     9,544      8,859     (3,547)     (570)    (4,117)
                                     -------     ------    -------    -------   -------    -------

Interest paid on:

Interest checking                        (42)         0        (42)        11      (333)      (322)
Money market deposits                   (622)       772        150       (196)     (625)      (821)
Savings deposits                         (85)         5        (80)       (18)     (123)      (141)
Other time deposits                     (504)       527         23       (808)     (110)      (918)
Short-term borrowings                    372      1,685      2,057     (1,253)       82     (1,171)
                                     -------     ------    -------    -------   -------    -------
  Total interest-bearing
     liabilities                        (881)     2,989      2,108     (2,264)   (1,109)    (3,373)
                                     -------     ------    -------    -------   -------    -------

                                     $   196    $ 6,555   $ 6,751     $(1,283)  $   539   $  (744)
                                     =======     ======   ========    =======   =======   =======


(1) The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

       A comparative period-end loan table is presented below:

                                       March 31,   December 31,    March 31,
                                         1995          1994          1994
                                      -----------  -------------  -----------
                                              (Dollars in thousands)
Commercial                            $  826,642     $  906,417   $  881,246
Real estate - construction                44,030         31,201       12,651
Real estate - mortgage                   459,308        457,030      583,207
Residential first mortgage               260,502        212,595       13,655
Installment                               35,087         36,675       42,106
                                      ----------     ----------   ----------
   Total loans, gross                  1,625,569      1,643,918    1,532,865
Less:  Allowance for credit losses      (108,358)      (105,343)    (111,461)
                                      ----------     ----------   ----------
   Total loans, net                   $1,517,211     $1,538,575   $1,421,404
                                      ==========     ==========   ==========


       Gross loans at March 31, 1995 amounted to $1,626 million, up $93 million (6.0%) from March 31, 1994. The decrease in commercial loans and real estate mortgage resulted from loan payoffs in excess of new loans funded. However, residential first mortgage loans increased $246.8 million between March 31, 1994 and 1995, primarily as a result of purchases of residential mortgages originated by third parties.

       The following table presents information concerning nonaccrual loans and ORE.



                                 March 31,   December 31,   March 31,
                                    1995         1994          1994
                                 ----------  -------------  ----------
                                        (Dollars in thousands)
Nonaccrual loans:
  Real estate - mortgages          $30,961        $35,534     $50,815
  Real estate - construction             -              -           -
  Commercial                        28,958         23,267      22,337
  Installment                            -              -           -
                                   -------        -------     -------
      Total                         59,919         58,801      73,152
ORE                                  5,042          4,726         195
                                   -------        -------     -------
      Total nonaccrual loans
         and ORE                   $64,961        $63,527     $73,347
                                   =======        =======     =======

Restructured loans:
  On accrual status                $ 2,004        $ 2,061     $ 1,907
  On nonaccrual status               7,041          7,043           -
                                   -------        -------     -------
      Total                        $ 9,045        $ 9,104     $ 1,907
                                   =======        =======     =======

Ratio of nonaccrual loans
  to total loans                      3.69%          3.57%       4.77%
Ratio of nonaccrual loans and
  ORE to total loans and ORE          3.98           3.85        4.78
Ratio of allowance for credit
  losses to nonaccrual loans        180.84         179.15      152.37


       The adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," upon its January 1, 1995, effective date did not have a material impact on the Company's results of operations or financial condition. The reduction in nonperforming assets levels between March 31, 1994 and 1995 reflects the Company's commitment to improving credit quality through initial credit review and approval policies, and aggressive collection efforts when loans become questionable.

  The table below summarizes the approximate changes in nonaccrual loans for the quarters ended March 31, 1995 and March 31, 1994.


                                      Quarter ended
                                  ----------------------
                                  March 31,   March 31,
                                     1995        1994
                                  ----------  ----------
                                   (Dollars in millions)
Balance, beginning of period          $58.8      $ 79.4
Loans placed on nonaccrual             11.5        19.0
Charge offs                            (1.2)       (6.7)
Loans returned to accrual              (0.5)       (6.4)
Repayments (including interest
 applied to principal)                 (8.7)      (12.1)
                                      -----      ------
Balance, end of period                $59.9      $ 73.2
                                      =====      ======

      At March 31, 1995, in addition to loans disclosed above as past due or nonaccrual, management had also identified $4.0 million of potential problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable.

       The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:

                                                Quarter ended
                                           -----------------------
                                            March 31,   March 31,
                                              1995         1994
                                           -----------  ----------
                                            (Dollars in millions)
Average amount of loans outstanding          $1,619.5    $1,571.9
                                             ========    ========
Balance of allowance for credit losses,
 beginning of period                         $  105.3    $  110.5
Loans charged off:
  Commercial                                      2.3         5.3
  Real estate loans - construction                  -           -
  Real estate loans - mortgage                    0.6         3.4
  Installment                                       -         0.2
                                             --------    --------
     Total loans charged off                      2.9         8.9
                                             --------    --------
Less recoveries of loans previously
 charged off:
  Commercial                                      5.2         6.7
  Real estate loans - construction                  -         0.1
  Real estate loans - mortgage                    0.6           -
  Installment                                     0.2         0.1
                                             --------    --------
     Total recoveries                             6.0         6.9
                                             --------    --------
Net loans charged off (recovered)                (3.1)        2.0
Provisions charged to operating
 expense                                            -         3.0
                                             --------    --------
Balance, end of period                       $  108.4    $  111.5
                                             ========    ========
Ratio of net charge-offs to
 average loans                                     NM        .51%
                                             ========    ========

Ratio of allowance for credit                    6.67%       7.27%
losses to total loans                        ========    ========


CONSOLIDATION CHARGE RESERVE

       In March 1993, the Bank announced a consolidation plan to improve efficiency and operational productivity in its branch network. To cover the costs associated with this action, the Bank recorded a consolidation charge of $12.0 million in the fourth quarter of 1993. At March 31, 1995, the balance remaining in the consolidation reserve was $6.7 million. The Bank is continuing to negotiate settlements of lease commitments and believes the reserve balance at March 31, 1995 is adequate to cover these lease liabilities and the remaining expenses expected to be incurred as part of the consolidation program.

CAPITAL ADEQUACY REQUIREMENTS

       As of March 31, 1995, the Company had a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 19.32%, a ratio of total capital to risk weighted assets (total risk-based capital ratio) of 20.63%, and a ratio of Tier 1 capital to average adjusted total assets (Tier 1 leverage ratio) of 12.82%, while the Bank had a Tier 1 risk-based capital ratio of 18.22%, a total risk-based capital ratio of 19.53% and a Tier 1 leverage ratio of 12.08%.

       The Corporation paid its first dividend of $.05 per share of common stock in the fourth quarter of 1994 since suspending payment of dividends in August, 1991. A dividend of $.05 per share for the first quarter of 1995 was paid on February 16, 1995. On April 18, 1995, the Board of Directors of City National Corporation approved an increase in the Company's quarterly common stock dividend by 40% to $.07 per share payable on May 9, 1995 to shareholders of record on April 28, 1995.

       On May 3, 1995, the Corporation announced that the Board of Directors has authorized the purchase of up to 5%, or 2.28 million shares, of the Corporation's common stock from time to time in open market transactions.

LIQUIDITY

       The Company's liquidity continues to be strong. Average core deposits comprised 83.7% of total funding in the first quarter of 1995, compared to 85.2% in the first quarter of 1994.

       At March 31, 1995, investment securities maturing within one year amounted to $125.0 million, and securities available for sale amounted to $101.2 million. Maturing loans also provide liquidity, and $.7 billion of the Bank's loans are scheduled to mature in the next twelve months.

       The following table shows that the Company's positive interest rate sensitivity gap increased slightly from $962.4 million at March 31, 1994 to $998.9 million at March 31, 1995. The Company's asset sensitive position in the period of rising interest rates has had a positive effect on net interest income. If interest rates decline or interest paid on liabilities increases faster than rates earned on assets, net interest income could be negatively impacted. The Company, through the use of either on balance sheet or off balance sheet financial instruments, has the ability to manage the risk to net interest income posed by certain changes in market interest rates.
Consequently, while the interest rate sensitivity gap is a useful measure and contributes towards effective asset and liability management, it is difficult to predict the net interest margin based solely on that measure.

Interest Rate Sensitivity Management

At March 31, 1995 and 1994, the Company's distribution of rate-sensitive assets and liabilities was as follows:


                                                                        Maturing or repricing in
                                                     ---------------------------------------------------------
                                                                   After 3      After 1 year
                                                      3 months    months but     but within    After
                                                      or less    within 1 year     5 years     5 years    Total
                                                      --------   -------------   ----------    -------    -----
March 31, 1995                                                     (Dollars in millions)
Rate-sensitive assets:
   Interest-bearing deposits in other banks........   $   0.7       $   --        $   --       $   --   $    0.7
   Loans...........................................     914.9        378.5         163.2        107.5    1,564.1
   Investment securities...........................      94.6        144.7         160.4        229.2      628.9
   Securities available for sale...................        --           --          65.8         35.4      101.2
   Trading account.................................      26.7           --            --           --       26.7
   Federal funds sold and securities
      purchased with agreement to resell...........     135.0           --            --           --      135.0
                                                     --------       ------        ------       ------   --------
      Total rate-sensitive assets..................   1,171.9        523.2         389.4        372.1    2,456.6
                                                     --------       ------        ------       ------   --------

Rate-sensitive liabilities: (1)
   Interest checking..............................      264.0           --            --          --       264.0
   Money market deposits..........................      614.6           --            --          --       614.6
   Savings deposits...............................       84.2           --            --          --        84.2
   Other time deposits............................       94.4         70.7          33.5          --       198.6
   Short-term borrowings..........................      296.3           --            --          --       296.3
                                                     --------       ------        ------       ------   --------
      Total rate-sensitive liabilities............    1,353.5         70.7          33.5          --     1,457.7
                                                     --------       ------        ------       ------   --------
Interest rate sensitivity gap.....................  $  (181.6)      $452.5        $355.9       $372.1   $  998.9
                                                     ========       ======        ======       ======   ========
Cumulative interest rate sensitivity gap..........  $  (181.6)      $270.9        $626.8       $998.9
                                                     ========       ======        ======       ======
Cumulative ratio of rate-sensitive assets to
  rate sensitive liabilities......................         87%         119%          143%        169%       169%
                                                     ========       ======        ======       ======   ========

                                                                        Maturing or repricing in
                                                     ---------------------------------------------------------
                                                                   After 3      After 1 year
                                                      3 months    months but     but within    After
                                                      or less    within 1 year    5 years     5 years    Total
                                                      --------   -------------   ----------   -------    -----
March 31, 1994                                                     (Dollars in millions)
Rate-sensitive assets:
   Interest-bearing deposits in other banks........  $    0.6       $   --        $   --       $   --   $    0.6
   Loans...........................................   1,194.6         92.6         149.3         23.4    1,459.9
   Investment securities...........................     119.9         84.9         318.9        243.4      767.1
   Securities available for sale...................        --           --          56.3         35.9       92.2
   Trading account.................................      15.9           --            --           --       15.9
   Federal funds sold and securities
      purchased with agreement to resell...........     215.0           --            --           --      215.0
                                                     --------       ------        ------       ------   --------
      Total rate-sensitive assets..................   1,546.0        177.5         524.5        302.7    2,550.7
                                                     --------       ------        ------       ------   --------

Rate-sensitive liabilities: (1)
   Interest checking..............................      287.5           --            --          --       287.5
   Money market deposits..........................      745.3           --            --          --       745.3
   Savings deposits...............................      101.1           --            --          --       101.1
   Other time deposits............................      143.1         63.5          38.6          --       245.2
   Short-term borrowings..........................      209.2           --            --          --       209.2
                                                     --------       ------        ------       ------   --------
      Total rate-sensitive liabilities............    1,486.2         63.5          38.6          --     1,588.3
                                                     --------       ------        ------       ------   --------
Interest rate sensitivity gap.....................  $    59.8       $114.0        $485.9       $302.7   $  962.4
                                                     ========       ======        ======       ======   ========
Cumulative interest rate sensitivity gap..........  $    59.8       $173.8        $659.7       $962.4
                                                     ========       ======        ======       ======
Cumulative ratio of rate-sensitive assets to
  rate sensitive liabilities......................        104%         111%          142%         161%       161%
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


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
         None

ITEM 5.  OTHER INFORMATION.
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.2.2 Employment Agreement made as of March 21, 1995 by and between Bram Goldsmith and City National Bank (Exhibit A to Employment Agreement is incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and by reference to Exhibit 10.3.1 to this Quarterly Report on Form 10-Q).

        10.3.1 Fifth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan dated as of May 5, 1995.

         10.20 Purchase and Sale Agreement and Escrow Instructions dated March 1995 by and between Weddington Investment Partnership and City National Bank for purchase of the property located at 12515 Ventura Boulevard, Studio City, California.

         27.     Financial Data Schedule

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CITY NATIONAL CORPORATION
                                      -------------------------
                                      (Registrant)



DATE:      May 12, 1995                /s/ Frank P. Pekny
       -------------------            -------------------
                                      FRANK P. PEKNY
                                      Executive Vice President
                                      and Treasurer

                               INDEX TO EXHIBITS

Exhibit No.  Exhibit                                                   Page No.
- -----------  -------                                                   --------

  10.2.2     Employment Agreement made as of March 21, 1995, by and
             between Bram Goldsmith and City National Bank..................20

  10.3.1 Fifth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan dated as of May 15, 1995 between
             The Goldsmith 1980 Insurance Trust and City National Bank......31

  10.20      Purchase and Sale Agreement and Escrow Instructions dated
             March 2, 1995, by and between Weddington Investment Partnership and City National Bank for purchase of property located at
             12515 Ventura Boulevard, Studio City, California...............33

     27      Financial Data Schedule (EDGAR Only)