Form 10-Q
period 1995-06-30
CITY NATIONAL CORP
filed 1995-08-10
CIK 201461

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter ended June 30, 1995  Commission File Number 1-10521


                           CITY NATIONAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                  95-2568550
--------------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


       400 North Roxbury Drive, Beverly Hills, California      90210
--------------------------------------------------------------------------------
              (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code    (310) 888-6000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES   X    NO
                                    ---      ---


  Number of shares of common stock outstanding at July 31, 1995:  45,258,029

                           CITY NATIONAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)

                                                      June 30,        December 31,      June 30,
                                                        1995             1994             1994
                                                     ----------       ----------       ----------
                                                               (Dollars in thousands)
                                            ASSETS
  Cash and due from banks ........................   $  216,067      $   298,715      $   209,608
  Interest-bearing deposits in other banks .......          688              674              643
  Federal funds sold and securities
    purchased under resale agreements ............      100,000          296,966          215,000
  Investment securities (market values
    $565,473, $625,425 and $681,973 at
    June 30, 1995, December 31, 1994 and
    June 30, 1994, respectively) .................      573,401          659,013          705,392
  Securities available for sale (cost
    $107,788, $96,124 and $227,426 at
    June 30, 1995, December 31, 1994 and
    June 30, 1994, respectively)  ................      108,032           90,422          222,525
  Trading account securities .....................      130,212           25,531           34,213
  Loans...........................................    1,699,826        1,643,918        1,498,111
  Less allowance for credit losses ...............      109,052          105,343          105,380
                                                     ----------       ----------       ----------
    Net loans ....................................    1,590,774        1,538,575        1,392,731
  Leveraged leases ...............................        9,018            9,856           10,042
  Premises and equipment, net ....................       21,699           19,231           18,115
  Customers' acceptance liability ................        4,657            5,104            3,322
  Other real estate ..............................        4,733            4,726            3,992
  Deferred tax asset .............................       28,060           28,250           22,600
  Other assets ...................................       31,134           35,712           30,456
                                                     ----------       ----------       ----------
    Total assets .................................   $2,818,475      $ 3,012,775      $ 2,868,639
                                                     ==========      ===========      ===========
                                       LIABILITIES
  Demand deposits ................................   $  914,364      $ 1,151,709      $   954,336
  Interest checking deposits .....................      253,292          305,659          270,169
  Money market accounts ..........................      567,852          669,940          732,681
  Savings deposits ...............................       79,452           88,027           94,977
  Time deposits - under $100,000 .................       75,486           77,657           87,428
  Time deposits - $100,000 and over ..............      132,774          124,770          146,155
                                                     ----------       ----------       ----------
    Total deposits ...............................    2,023,220        2,417,762        2,285,746
  Federal funds purchased and securities sold
    under repurchase agreements ..................      312,068          182,120          185,955
  Other short-term borrowings ....................       72,756           50,000           50,000
  Long-term debt .................................       25,000               -                -
  Other liabilities ..............................       29,709           27,068           31,334
  Acceptances outstanding ........................        4,657            5,104            3,322
                                                     ----------       ----------       ----------
    Total liabilities ............................    2,467,410        2,682,054        2,556,357
                                                     ----------       ----------       ----------
  Commitments and contingencies

                             SHAREHOLDERS' EQUITY
  Preferred Stock authorized-5,000,000,
    none outstanding
  Common stock-par value-$1.00;
    authorized-75,000,000 Outstanding-
    45,375,260, 45,192,678 and 45,095,496 at
    June 30, 1995, December 31, 1994 and
    June 30, 1994, respectively ..................       45,375           45,193           45,095
  Surplus ........................................      264,939          263,611          262,905
  Unrealized gain (loss) on securities available
    for sale......................................          152           (3,564)          (3,183)
  Retained earnings ..............................       42,222           25,481            7,465
  Treasury shares, at cost - 144,300
    at June 30, 1995..............................       (1,623)              -                -
                                                     ----------       ----------       ----------

    Total shareholders' equity ...................      351,065          330,721          312,282
                                                     ----------       ----------       ----------
    Total liabilities and shareholders' equity....   $2,818,475      $ 3,012,775      $ 2,868,639
                                                     ==========      ===========      ===========

   See accompanying Notes to the Unaudited Consolidated Financial Statements

                           City National Corporation
                     Consolidated Statement of Operations
                                  (Unaudited)

                                                         For the three months     For the six months
                                                             ended June 30,         ended June 30,
                                                       ---------     ---------  ---------  -----------
                                                         1995          1994       1995        1994
                                                       ---------     ---------  ---------  -----------
                                                       (Dollars in thousands)   (Dollars in thousands)
Interest income:
  Interest and fees on loans .......................... $41,257       $31,656    $78,959     $61,155
  Interest on federal funds sold and securities
   purchased under resale agreements ..................   1,676         1,705      2,877       3,353
  Interest on investment securities:
    U.S. Treasury and federal agency securities .......   7,159         8,142     14,598      16,988
    Municipal securities ..............................     279           189        566         347
    Other securities ..................................     495           445      1,038         688
  Interest on securities available for sale............   1,624         2,517      3,366       2,647
  Interest on trading account securities...............     528           214        984         428
                                                        -------       -------   --------     -------
    Total .............................................  53,018        44,868    102,388      85,606
                                                        -------       -------   --------     -------
Interest expense:
  Interest on deposits ................................   7,713         7,230     14,931      14,397
  Interest on federal funds purchased and securities
   sold under repurchase agreements ...................   4,030         2,027      7,163       3,506
  Interest on other short-term borrowings .............     595           186      1,101         289
  Interest on long-term debt ..........................     228             -        228           -
                                                        -------       -------   --------     -------
    Total .............................................  12,566         9,443     23,423      18,192
                                                        -------       -------   --------     -------
  Net interest income .................................  40,452        35,425     78,965      67,414
  Provision for credit losses .........................       -         3,000          -       6,000
                                                        -------       -------   --------     -------
  Net interest income after provision for credit
   losses.............................................   40,452        32,425     78,965      61,414
                                                        -------       -------   --------     -------
Noninterest income:
  Service charges on deposit accounts .................   1,902         2,395      3,741       5,166
  Trust fees ..........................................   1,605         1,708      3,243       3,518
  Investment services income  .........................   2,069         1,750      4,053       3,209
  Gain on sale of leverage leases .....................       -             -          -       1,331
  Gain on sales of securities  ........................     291             -        635           -
  All other income ....................................   2,944         3,021      5,705       5,971
                                                        -------       -------   --------     -------
    Total noninterest income...........................   8,811         8,874     17,377      19,195
                                                        -------       -------   --------     -------
Noninterest expense:
  Salaries and other employee benefits ................  16,466        15,724     33,059      32,457
  Net occupancy of premises ...........................   1,980         2,742      3,974       5,383
  Data processing .....................................   1,742         1,834      3,514       3,578
  Professional ........................................   2,281         1,809      4,428       3,395
  FDIC insurance ......................................   1,232         1,500      2,465       3,000
  Office supplies .....................................   1,041         1,145      2,111       2,341
  Depreciation ........................................   1,005         1,032      2,007       2,093
  Promotion ...........................................   1,175           735      2,303       1,546
  Equipment ...........................................     501           585        918       1,121
  Other operating .....................................   2,791         2,295      5,060       5,121
  Other real estate expense (income)...................      59          (774)       211      (5,300)
                                                        -------       -------   --------     -------
    Total noninterest expense..........................  30,273        28,627     60,050      54,735
                                                        -------       -------   --------     -------
Income before taxes....................................  18,990        12,672     36,292      25,874
Income taxes  .........................................   7,429         4,443     14,114       8,985
                                                        -------       -------   --------     -------
Net income ............................................ $11,561        $8,229    $22,178     $16,889
                                                        =======       =======   ========     =======
Net Income per share ..................................   $0.25         $0.18      $0.48       $0.37
                                                        =======       =======   ========     =======
Shares used to compute net income per share ...........  45,804        45,848     45,822      45,550
                                                        =======       =======   ========     =======

See accompanying Notes to the Unaudited Consolidated Financial Statements

                           City National Corporation
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                              For the six months
                                                                ended June 30,
                                                           ----------------------
                                                              1995        1994
                                                           ---------   ----------
                                                           (Dollars in thousands)
Operating Activities
Net income ..............................................  $  22,178    $  16,889
Adjustment to net income:
  Provision for credit losses............................          -        6,000
  Gain on sales of ORE and Disposition Program assets....          -       (5,361)
  Gain on sale of leveraged leases.......................          -       (1,331)
  Depreciation...........................................      2,007        2,093
  Net (increase) decrease in trading securities..........   (104,681)       5,552
  Net( increase) decrease in deferred tax benefits.......        190       (4,550)
  Income tax refund .....................................      4,500       24,955
  Other, net.............................................     (2,952)      13,830
                                                           ---------   ----------
    Net cash provided by (used in) operating activities..    (78,758)      58,077
                                                           ---------   ----------

Investing Activities
Net (increase) decrease in short-term investments........        (14)           6
Purchase of securities available for sale................    (36,325)    (226,528)
Sales and maturities of securities available for sale....     24,578            -
Maturities of investment securities......................     89,614      407,821
Purchase of investment securities........................     (5,006)    (219,210)
Purchase of residential mortgage loans...................   (100,588)           -
Other loan originations and principal collections, net...     36,077      103,154
Proceeds from sales of ORE and Disposition Program assets        804        7,368
Proceeds from sale of leveraged leases...................          -        5,141
Other, net...............................................     12,392       14,481
                                                           ---------   ----------
    Net cash provided by investing activities............     21,532       92,233
                                                           ---------   ----------

Financing Activities
Net increase (decrease) in federal funds purchased
  and securities sold under repurchase agreements........    129,948      (16,504)
Net decrease in deposits................................    (394,542)    (241,021)
Net increase  in short term borrowings..................      22,756       35,000
Proceeds from long term debt............................      25,000            -
Proceeds from issuance of stock.........................       1,316          444
Purchase of treasury shares.............................      (1,623)           -
Cash dividends paid.....................................      (5,437)           -
Other, net..............................................         194       (3,125)
                                                           ---------   ----------
    Net cash provided by (used in) financing activities.    (222,388)    (225,206)
                                                           ---------   ----------
Net increase (decrease) in cash and cash equivalents....    (279,614)     (74,896)
Cash and cash equivalents at beginning of year..........     595,681      499,504
                                                           ---------   ----------
Cash and cash equivalents at end of year................   $ 316,067   $  424,608
                                                           =========   ==========

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest ...........................................      23,063       18,319
    Income taxes........................................      10,050      (15,970)

  Non cash investing activities:
    Transfer from loans to ORE .........................         908        1,595

See accompanying  Notes to the Unaudited Consolidated Financial Statements

                           CITY NATIONAL CORPORATION
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                             For the six months ended
                                                     June 30,
                                             ------------------------
                                                 1995        1994
                                             -----------  -----------
                                              (Dollars in thousands)
Common Stock
  Balance, beginning of period  ..........     $45,193       $45,027
  Stock options exercised ................         182            68
                                             ---------     ---------
  Balance, end of period .................      45,375        45,095
                                             ---------     ---------

Surplus
  Balance, beginning of period  ..........     263,611       262,471
  Stock options exercised ................       1,134           376
  Tax benefit from stock options .........         194            58
                                             ---------     ---------
  Balance, end of period .................     264,939       262,905
                                             ---------     ---------


Treasury shares
  Balance, beginning of period  ..........           -             -
  Purchase of shares  ....................      (1,623)            -
                                             ---------     ---------
  Balance, end of period .................      (1,623)            -
                                             ---------     ---------

Unrealized net losses on securities
 available for sale
  Balance, beginning of period  ..........      (3,564)            -
  Change during period ...................       3,716        (3,183)
                                             ---------     ---------
  Balance, end of period .................         152        (3,183)
                                             ---------     ---------

Retained earnings (Deficit)
  Balance, beginning of period   .........      25,481        (9,424)
  Net income .............................      22,178        16,889

  Dividends paid .........................      (5,437)            -
                                             ---------     ---------
  Balance, end of period .................      42,222         7,465
                                             ---------     ---------
Total shareholders' equity ...............    $351,065      $312,282
                                             =========     =========

See accompanying Notes to the Unaudited Consolidated Financial Statements

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OF THE REGISTRANT

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

4. The Company adopted Statements of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" on January 1, 1995. The impact of the adoption was immaterial to the results of operations and financial condition of the Company. Certain loans previously recorded as in-substance foreclosures have been restated as nonaccrual loans. At June 30, 1995 the Company had identified impaired Loans with a recorded investment amount of $29.6 million. An allowance for credit losses in the amount of $223 thousand was allocated to these loans. The Company's policy is to record cash receipts received on impaired loans first as reductions to principal and then to interest income.

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

RESULTS OF OPERATIONS

     The Company recorded consolidated net income of $11.6 million, or $.25 per share, in the second quarter of 1995, compared with net income of $8.2 million, or $.18 per share, in the second quarter of 1994. Most of the change between second quarters resulted from an increase in net interest income in the second quarter of 1995 of $5.0 million and a decrease in the provision for credit losses of $3.0 million, offset by an increase of $3.0 million in income taxes.

     Net income for the first six months of 1995 totaled $22.2 million, or $.48 per share compared with $16.9 million, or $.37 per share in the 1994 period. The six month increase resulted largely from an $11.5 million increase in net interest income and a $6.0 million decrease in the provision for credit losses, offset by an increase in income taxes of $5.1 million and the change in results of ORE operations from income of $5.3 million in 1994 to expense of $.2 million in 1995.

     Returns on average assets for the second quarter and first half of 1995 were 1.70% and 1.65%, respectively, compared with 1.16% and 1.20% in 1994. Returns on average equity for the second quarter and first half of 1995 were 13.39% and 13.12%, respectively, compared with 10.67% and 11.15% in 1994.

     Taxable equivalent net interest income was $41.0 million in the second quarter of 1995, up 14.9% from the year-ago quarter. The increase resulted primarily from the increase in the net interest spread from 4.61% to 5.00%. The net interest spread improved because the increases in the prime interest rate during the last twelve months resulted in higher yields on loans, while rates paid on interest bearing liabilities increased only slightly between quarters. The second quarter net interest margin increased from 5.52% in 1994 to 6.39% in 1995. The 1995 margin was positively impacted by generally higher interest rates in the second quarter of 1995 compared with 1994 and high levels of collections of interest on nonaccrual and charged off loans. Despite a recent trend in loan growth, management does not expect significant increases in quarterly net interest income for the remainder of 1995 because of the .25% decrease in the prime rate on July 7, 1995 and possible future decreases that could reduce gross interest revenues. Additionally, lower deposit balances are expected to increase the cost of funds to the Company as core deposits are replaced with higher cost alternative funds.

     Average loans increased $170.4 million (11.4%) between the second quarters of 1995 and 1994 to $1.7 billion primarily due to purchases of residential first mortgage loans. Total average investment and available for sale securities decreased $206.3 million (22.8%) between second quarters because maturities of securities were used to meet liquidity requirements and fund loan growth during the last twelve months. Average trading securities increased $18.7 million (88.2%) between second quarters to allow the Company to efficiently service the increase in customer securities orders. Trading securities generally turn over on a daily basis. Total average deposits decreased $226.3 million (10.1%) between second quarters due to continued disintermediation and because the higher earnings credit on deposit balances allowed customers to keep lower balances on deposit to pay for bank services.

     For the first half of 1995 average loans increased $109.4 million (7.1%) while average investment and available for sale securities decreased $127.5 million (15.1%) from the comparable period of 1994. Additionally, total average deposits for the six months ended June 30, 1995 decreased $225.5 million (9.9%) compared to the 1994 period. The changes in the six month average balances resulted from the same factors that caused the changes between the second quarter average balances.

     The provision for credit losses was zero for the second quarter and first half of 1995, compared with $3.0 million and $6.0 million, respectively, for the corresponding periods in 1994. Loans charged off in the second quarter of 1995 were $5.6 million, compared to $17.4 million in the second quarter of 1994. Recoveries were $6.3 million in the second quarter of 1995, compared to $8.3 million in the second quarter of 1994. Provided a deterioration of economic conditions does not occur, the provision for credit losses is expected to remain low for the remainder of 1995, based on continuing improvement in credit quality and anticipated modest growth in the loan portfolio.

     Non-interest income excluding gains and losses on the sale of securities and assets totaled $8.5 million for the second quarter of 1995, down $.4 million (4%) from a year earlier. For the six months ended June 30, 1995, noninterest income totaled $16.7 million, a decrease of $1.2 million from last year's total of $17.9 million. The decreases for the second quarter and the first half of the year were primarily due to the reduction in service fee income on deposit accounts of $.5 million between the respective quarters and $1.4 million between the six month periods. Investment services income increased $.3 million (18.2%) for the quarter ended June 30, 1995 and $.8 million for the first six months of 1995 as compared to the prior periods, respectively, due to higher fees and new investment products offered to customers. Management does not expect significant changes in the quarterly amounts of core non-interest income during the remaining quarters of 1995.

     Excluding net ORE results, non-interest expense totaled $30.2 million in the second quarter of 1995, an increase of $.8 million (2.8%) from the second quarter of 1994. Net occupancy of premises expenses decreased $.8 million (27.8%) from the second quarter of 1994 due to the impact of the branch consolidation program completed in the second quarter of 1994. Salaries and other employee benefits increased $.7 million (4.7%) for the quarter ended June 30, 1995 from the second quarter of 1994. Higher costs associated with performance incentives and accruals for contributions to the profit sharing plan more than offset a decrease in salary expense due to the branch consolidation program. Promotional expenses increased $.4 million (59.9%) in the second quarter of 1995 compared with the second quarter of 1994 as the Company expanded its marketing and sales supports efforts. Professional expenses were up $.5 million (26.1%) in the second quarter 1995 compared with 1994 due principally to mortgage servicing fees paid as the result of purchases of residential first mortgages during preceding twelve months.

     For the first half of 1995 noninterest expense, excluding net ORE results, totaled $59.8 million compared with $60.0 million in the 1994 period. Salaries and employee benefits, professional expenses, and promotional expenses were all higher in the first six months of 1995 compared with 1994 for the same reasons as the quarter over quarter increases. The remaining categories of noninterest expense were all lower in the first half of 1995 than 1994, particularly net occupancy expense, office supplies, and equipment expense all of which are attributable to the branch consolidation program and management's continuing focus on cost controls. Additionally, FDIC insurance expense decreased $.5 million in the 1995 period compared with 1994 due to lower deposit levels. FDIC insurance expense could decrease significantly in the future if the premium assessment rates levied by the FDIC are reduced to the levels proposed as adequate to maintain the insurance fund's solvency.

     Net ORE results in the second quarter of 1995 were an expense of $.1 million, compared to income of $.8 million in the prior year. For the first half of 1995 net ORE expense was $.2 million compared with income of $5.3 million in the 1994 period, which included $4.2 million due to the completion of the Company's Accelerated Asset Disposition Program.

     The second quarter 1995 effective tax rate increased to 39.1%, compared to 35.1% for the second quarter of 1994 as California net operating loss carry forwards were fully utilized in 1994.

Net Interest Income Summary
The following table presents the components of net interest income for the quarters ended June 30, 1995 and 1994.

                                                       June 30, 1995                               June 30, 1994
                                          --------------------------------------      ------------------------------------
                                                         Interest      Average                      Interest     Average
                                             Average      income/     interest           Average     income/    interest
Dollars in thousands-                        Balance      expense(1)    rate             Balance     expense(1)   rate
--------------------------------------------------------------------------------------------------------------------------
Assets(2)
  Earning assets
    Loans: (3)
      Commercial loans                   $     831,751 $    21,799        10.10 %       $  862,402 $  18,950         8.81 %
      Real estate - construction                47,499       1,501        12.67             13,716       309         9.04
      Real estate - mortgage                   445,254      11,199        10.09            561,045    11,091         7.93
      Residential first mortgages              306,321       6,248         8.18             18,909       408         8.65
      Installment loans                         36,420         823         9.06             40,733     1,010         9.95
                                         ------------- -----------        -----         ---------- ---------        -----
      Total loans                            1,667,245      41,570         9.79          1,496,805    31,768         8.51
                                         ------------- -----------        -----         ---------- ---------        -----
    Due from banks-interest bearing                690           5         2.91                507         3         2.37
    State and municipal investment
      securities                                24,428         435         7.14             16,274       294         7.19
    Taxable investment securities              577,239       7,649         5.31            698,703     8,584         4.93
    Securities available for sale               95,532       1,624         6.82            188,559     2,517         5.35
    Federal funds sold and securities
      purchased under resale agreements        110,676       1,676         6.07            171,603     1,705         3.99
    Trading account securities                  39,888         566         5.69             21,194       235         4.06
                                         ------------- -----------        -----         ---------- ---------        -----
      Total earning assets                   2,515,698      53,525         8.40          2,593,645    45,106         6.98
                                         ------------- -----------        -----         ---------- ---------        -----
    Reserve for credit losses                 (109,795)                                   (112,573)
    Cash and due from banks                    233,576                                     243,390
    Other nonearning assets                     94,870                                     111,819
                                         -------------                                  ----------
      Total assets                       $   2,734,349                                   2,836,281
                                         =============                                  ==========

Liabilities and
  Shareholders' Equity
  Noninterest-bearing deposits           $     869,488         -            -           $  890,116        -           -
  Interest-bearing deposits:
    Interest checking accounts                 271,438         654         0.97            286,773       688         0.96
    Money market accounts                      599,055       4,231         2.83            732,390     4,062         2.22
    Savings deposits                            79,759         392         1.97             98,046       481         1.97
    Time deposits-under $100,000                75,749         886         4.69             90,736       810         3.58
    Time deposits-$100,000 and over            124,920       1,550         4.98            148,653     1,190         3.21
                                         ------------- -----------        -----         ---------- ---------        -----
      Total interest-bearing deposits        1,150,921       7,713         2.69          1,356,598     7,231         2.14
                                         ------------- -----------        -----         ---------- ---------        -----
      Total deposits                         2,020,409                                   2,246,714
    Federal funds purchased and
     securities sold under
     repurchase agreements                     277,886       4,030         5.82            221,886     2,027         3.66
    Other borrowings                            54,111         823         6.10             18,422       186         4.05
                                         ------------- -----------        -----         ---------- ---------        -----
      Total interest-bearing
       liabilities                           1,482,918      12,566         3.40          1,596,906     9,444         2.37
                                         ------------- -----------        -----         ---------- ---------        -----
  Other liabilities                             35,598                                      39,914
  Shareholders' equity                         346,345                                     309,345
                                         -------------                                  ----------
      Total liabilities and
       shareholders' equity              $   2,734,349                                  $2,836,281
                                         =============                                  ==========

Net interest spread                                                        5.00                                      4.61
                                                                          =====                                     =====

Fully taxable equivalent net
 interest income                                       $    40,959                                 $  35,662
                                                       ===========                                 =========


Net interest margin                                                        6.39     %                                5.52 %
                                                                          =====                                     =====

  (1) Fully taxable equivalent basis.
  (2) Includes average nonaccrual loans of $51,420 and $69,369 for 1995 and 1994, respectively.
  (3) Loan income includes loan fees of $1,616 and $1,819 for 1995 and 1994, respectively.

Net Interest Income Summary
The following table presents the components of net interest income for the six months ended June 30, 1995 and 1994.

                                                      June 30, 1995                            June 30, 1994
                                         --------------------------------------   ---------------------------------------
                                                        Interest      Average                    Interest       Average
                                            Average      income/     interest        Average      income/      interest
Dollars in thousands-                       Balance      expense (1)   rate          Balance      expense (1)    rate
-------------------------------------------------------------------------------------------------------------------------
Assets(2)
  Earning assets
    Loans:    (3)
      Commercial loans                       $  849,453  $   42,278       9.90 %   $   882,273   $   35,431         8.10 %
      Real estate - construction                 41,710       2,632      12.73          13,934          556         8.64
      Real estate - mortgage                    447,816      22,516      10.14         581,357       22,832         7.92
      Residential first mortgages               268,855      10,377       7.78          14,714          551         7.55
      Installment loans                          35,679       1,717       9.70          41,883        2,019         9.72
                                             ----------  ----------     ------     -----------   ----------       ------
      Total loans                             1,643,513      79,520       9.66       1,534,161       61,389         8.08
                                             ----------  ----------     ------     -----------   ----------       ------
    Due from banks-interest bearing                 687           8       2.35             646            8         2.47
    State and municipal investment
     securities                                  25,072         882       7.09          13,710          540         7.91
    Taxable investment securities               596,982      15,628       5.28         728,687       17,667         4.89
    Securities available for sale                94,180       3,366       7.21         101,374        2,647         5.27
    Federal funds sold and securities
      purchased under resale agreements          92,626       2,877       6.26         189,910        3,353         3.60
    Trading account securities                   34,098       1,068       6.32          23,663          465         5.01
                                             ----------  ----------     ------     -----------   ----------       ------
      Total earning assets                    2,487,158     103,349       8.32       2,592,151       86,069         6.72
                                             ----------  ----------     ------     -----------   ----------       ------
    Reserve for credit losses                  (108,620)                              (113,038)
    Cash and due from banks                     237,360                                248,113
    Other nonearning assets                      95,400                                118,916
                                             ----------                            -----------
      Total assets                           $2,711,298                            $ 2,846,142
                                             ==========                            ===========

Liabilities and
 Shareholders' Equity
  Noninterest-bearing deposits               $  874,565          -          -      $   898,682          -            -
  Interest-bearing deposits:
    Interest checking accounts                  272,827       1,308       0.97         289,494       1,384          0.96
    Money market accounts                       612,984       8,311       2.73         732,943       7,991          2.20
    Savings deposits                             82,458         805       1.97         100,186         974          1.96
    Time deposits-under $100,000                 75,967       1,648       4.37          93,041       1,658          3.59
    Time deposits-$100,000 and over             123,335       2,859       4.67         153,327       2,390          3.16
                                             ----------  ----------     ------     -----------   ---------        ------
      Total interest-bearing deposits         1,167,571      14,931       2.58       1,368,991      14,397          2.12
                                             ----------  ----------     ------     -----------   ---------        ------
      Total deposits                          2,042,136                              2,267,673
    Federal funds purchased and securities
      sold under repurchase agreements          249,705       7,163       5.78         210,483       3,506          3.34
    Other borrowings                             44,561       1,329       6.01          16,345         289          3.46
                                             ----------  ----------     ------     -----------   ---------        ------
      Total interest-bearing liabilities      1,461,837      23,423       3.23       1,595,819      18,192          2.30
                                             ----------  ----------     ------     -----------   ---------        ------
  Other liabilities                              33,904                                 46,178
  Shareholders' equity                          340,992                                305,463
                                             ----------                            -----------
      Total liabilities and shareholders'
        equity                               $2,711,298                            $ 2,846,142
                                             ==========                            ===========
Net interest spread                                                       5.09                                      4.42
                                                                        ======                                    ======
Fully taxable equivalent net interest income             $   79,926                              $  67,877
                                                         ==========                              =========
Net interest margin                                                       6.38 %                                    5.28 %
                                                                        ======                                    ======

  (1) Fully taxable equivalent basis.
  (2) Includes average nonaccrual loans of $56,461 and $67,410 for 1995 and 1994, respectively.
  (3) Loan income includes loan fees of $3,358 and $2,904 for 1995 and 1994, respectively.

The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Average balances in all categories in each reported period were used in the volume computations. Average yield and rates in each reported period were used in rate computations.

                                                         Quarter Ended June 30                       Quarter Ended June 30
                                                              1995 vs 1994                                1994 vs 1993
                                                   ---------------------------------          ----------------------------------
                                                         Increase                                   Increase
Dollars in thousands -                                   (decrease)                                (decrease)
Fully taxable equivalent basis                           due to (1):          Net                  due to (1):            Net
                                                   ---------------------   increase           --------------------     increase
                                                    Volume       Rate     (decrease)           Volume       Rate      (decrease)
                                                   -------   -----------  ----------          -------      -------     ---------
Interest earned on:

Interest-bearing deposits
    in other banks                                 $     1   $      1     $      2            $      2     $    (11)    $     (9)
Loans                                                3,863      5,939        9,802              (5,087)       4,180         (907)
Taxable investment securities                       (1,565)       630         (935)              4,150         (915)       3,235
Non-taxable investment securities                      145         (4)         141                 228           37          265
Securities available for sale                       (1,461)       568         (893)              2,319         (292)       2,027
Trading account securities                             251         80          331                 (49)          93           44
Federal funds sold and
    securities purchased
    under resale agreements                           (733)       704          (29)             (1,174)         581         (593)
                                                   -------   --------     --------            --------     --------     --------
    Total interest-earning
      assets                                           501      7,918        8,419                 389        3,673        4,062
                                                   -------   --------     --------            --------     --------     --------
Interest paid on:
Interest checking                                      (40)         6          (34)                 27         (221)        (194)
Money market deposits                                 (820)       989          169                 (21)        (281)        (302)
Savings deposits                                       (89)         0          (89)                (35)         (63)         (98)
Other time deposits                                   (362)       798          436                (631)         (77)        (708)
Other borrowings                                     1,039      1,601        2,640                (106)         532          426
                                                   -------   --------     --------            --------     --------     --------
    Total interest-bearing
      liabilities                                     (272)     3,394        3,122                (766)        (110)        (876)
                                                   -------   --------     --------            --------     --------     --------
                                                   $   773   $  4,524     $  5,297            $  1,155     $  3,783     $  4,938
                                                   =======   ========     ========            ========     ========     ========


                                                        Six Months Ended June 30                   Six Months Ended June 30
                                                               1995 vs 1994                              1994 vs 1993
                                                   ---------------------------------          ----------------------------------
                                                         Increase                                   Increase
Dollars in thousands -                                   (decrease)                                (decrease)
Fully taxable equivalent basis                           due to (1):          Net                  due to (1):            Net
                                                   ---------------------   increase           --------------------     increase
                                                    Volume       Rate     (decrease)           Volume       Rate      (decrease)
                                                   -------   -----------  ----------          -------      -------     ---------
Interest earned on:

Interest-bearing deposits
    in other banks                                 $     1   $     (1)    $      0            $     (5)    $     (9)    $    (14)
Loans                                                4,604     13,527       18,131              (9,148)       1,487       (7,661)
Taxable investment securities                       (3,371)     1,332       (2,039)             12,269       (6,060)       6,209
Non-taxable investment securities                      405        (63)         342                 353           72          425
Securities available for sale                         (199)       918          719               3,211       (1,763)       1,448
Trading account securities                             257        346          603                (103)         187           84
Federal funds sold and
    securities purchased
    under resale agreements                         (2,242)     1,766         (476)               (742)         195         (547)
                                                   -------   --------     --------            --------     --------     --------
Total interest-earning
     assets                                           (545)    17,825       17,280               5,835       (5,891)         (56)
                                                   -------   --------     --------            --------     --------     --------
Interest paid on:
Interest checking                                      (88)        12          (76)                  2         (519)        (517)
Money market deposits                               (1,429)     1,749          320                (215)        (909)      (1,124)
Savings deposits                                      (174)         5         (169)                (55)        (184)        (239)
Other time deposits                                   (872)     1,331          459              (1,434)        (191)      (1,625)
Other borrowings                                     1,363      3,334        4,697                (958)         213         (745)
                                                   -------   --------     --------            --------     --------     --------
    Total interest-bearing
      liabilities                                   (1,200)     6,431        5,231              (2,660)      (1,590)      (4,250)
                                                   -------   --------     --------            --------     --------     --------
                                                   $   655   $ 11,394     $ 12,049            $  8,495     $ (4,301)    $  4,194
                                                   =======   ========     ========            ========     ========     ========

(1) The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

BALANCE SHEET ANALYSIS

Loan Portfolio

     A comparative period-end loan table is presented below:

                                          June 30,      December 31,      June 30,
                                            1995            1994            1994
                                        ------------  ----------------  ------------
                                                  (Dollars in thousands)
Commercial                               $  827,434     $  906,417       $  872,443
Real estate - construction                   52,356         31,201           14,622
Real estate - mortgage                      425,870        457,030          533,365
Residential first mortgage                  358,431        212,595           38,135
Installment                                  35,735         36,675           39,546
                                         ----------     ----------       ----------
   Total loans, gross                     1,699,826      1,643,918        1,498,111
Less:  Allowance for credit losses         (109,052)      (105,343)        (105,380)
                                         ----------     ----------       ----------
   Total loans, net                      $1,590,774     $1,538,575       $1,392,731
                                         ==========     ==========       ==========

     Gross loans at June 30, 1995 totaled $1,699.8 million, up $201.7 million (13.4%) from June 30, 1994. The decrease in commercial and real estate mortgage loans resulted from payoffs in excess of new loans funded. However, residential first mortgage loans increased $320.3 million between June 30, 1994 and 1995, as a result of purchases of residential mortgages originated by third parties and the Bank's own originations. Construction loans also increased significantly from June 30, 1994, up 258% to $52.4 million at June 30, 1995 as the Company continued to expand its lending for single family residential construction development. The Company expects that during the second half of 1995 the Bank's loan portfolio may continue to grow at a rate comparable to that experienced during the first half of the year.

     The following table presents information concerning nonaccrual loans, ORE, and restructured loans.

                                             June 30,       December 31,      June 30,
                                               1995            1994            1994
                                             --------         -------         -------
                                                       (Dollars in thousands)
Nonaccrual loans:
  Real estate - mortgages                    $29,210          $35,534         $49,751
  Commercial                                  13,208           23,267          18,606
                                             -------          -------         -------
     Total                                    42,418           58,801          68,357
ORE                                            4,733            4,726           3,992
                                             -------          -------         -------
     Total nonaccrual loans
       and ORE                               $47,151          $63,527         $72,349
                                             =======          =======         =======
Restructured loans, accrual status           $ 2,897          $ 2,061         $ 2,125
                                             =======          =======         =======
Ratio of nonaccrual loans
  to total loans                                2.50%            3.58%           4.56%
Ratio of nonperforming assets
  to total assets                               1.67             2.11            2.52
Ratio of allowance for credit
  losses to nonaccrual loans                  257.09           179.15          154.16

     The adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," upon its January 1, 1995, effective date did not have a material impact on the Company's results of operations or financial condition. The reduction in nonperforming assets levels between June 30, 1994 and 1995 reflects the Company's commitment to improving credit quality through initial credit review and approval policies, and aggressive recovery efforts when loans become questionable.

     The table below summarizes the approximate changes in nonaccrual loans for the quarters and six months ended June 30, 1995 and June 30, 1994.

                                              Quarter ended         Six months ended
                                                 June 30,               June 30,
                                          ----------------------    ----------------
                                           1995            1994       1995      1994
                                          -------         ------    ------      ------
                                                     (Dollars in millions)
Balance, beginning of period              $  59.9         $ 73.2    $ 58.8      $ 79.4
Loans placed on nonaccrual                    7.3           30.5      18.8        49.5
Charge offs                                 ( 4.4)         (12.7)     (5.6)      (19.4)
Loans returned to accrual                   ( 3.7)          (6.0)     (4.2)      (12.4)
Repayments (including interest
 applied to principal)                     ( 16.5)         (15.9)    (25.2)      (28.0)
Transfers to ORE                              (.2)           (.7)     (0.2)       (0.7)
                                          -------         ------    ------      ------
Balance, end of period                    $  42.4         $ 68.4    $ 42.4      $ 68.4
                                          =======         ======    ======      ======

     At June 30, 1995, in addition to loans disclosed above as past due or nonaccrual, management had also identified $6.2 million of potential problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable, but noncompliance is not sufficiently probable to place the loans on nonaccrual status.

     The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:

                                                 Quarter ended              Six months ended
                                                    June 30,                    June 30,
                                           ---------------------------     ---------------------
                                             1995               1994        1995          1994
                                           --------           --------     --------     --------
                                                             (Dollars in millions)
Average amount of loans outstanding        $1,667.2           $1,496.8    $1,643.5     $1,534.2
                                           ========           ========    ========     ========
Balance of allowance for credit losses,
 beginning of period                         $108.4           $  111.5      $105.3      $  110.5
Loans charged off:
  Commercial                                    5.1               10.2         7.4          15.5
  Real estate loans - construction                -                  -           -             -
  Real estate loans - mortgage                  0.5                7.0         1.1          10.4
  Installment                                     -                 .2           -           0.4
                                           --------           --------     -------      --------
     Total loans charged off                    5.6               17.4         8.5          26.3
                                           --------           --------     -------      --------
Less recoveries of loans previously
 charged off:
  Commercial                                    5.6                7.9        10.8          14.6
  Real estate loans - construction                -                  -           -           0.1
  Real estate loans - mortgage                  0.6                 .1         1.2           0.1
  Installment
                                                0.1                0.3         0.3           0.4
                                           --------           --------     -------      --------
     Total recoveries                           6.3                8.3        12.3          15.2
                                           --------           --------     -------      --------
Net loans charged off (recovered)               (.7)               9.1        (3.8)         11.1
Provisions charged to operating
 expense                                          -                3.0           -           6.0
                                           --------           --------    --------      --------
  Balance, end of period                   $  109.1           $  105.4     $ 109.1        $105.4
                                           ========           ========    ========      ========
Ratio of net charge-offs to
 average loans                                   NM               2.43%         NM          1.45%
                                           ========           ========    ========       =======
Ratio of allowance for credit
  losses to total loans                        6.42%              7.03%       6.42%         7.03%
                                           ========           ========    ========      ========

CONSOLIDATION CHARGE RESERVE

     In March 1993, the Bank announced a consolidation plan to improve efficiency and operational productivity in its branch network. To cover the costs associated with this action, the Bank recorded a consolidation charge of $12.0 million in the fourth quarter of 1993. At June 30, 1995, the balance remaining in the consolidation reserve was $5.6 million. The Bank is continuing to negotiate settlements of lease commitments and believes the reserve balance at

June 30, 1995 is adequate to cover these lease liabilities and the remaining expenses expected to be incurred as part of the consolidation program.

CAPITAL
     As of June 30, 1995, the Company had a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 18.72%, a ratio of total capital to risk weighted assets (total risk-based capital ratio) of 20.03%, and a ratio of Tier 1 capital to average adjusted total assets (Tier 1 leverage ratio) of 12.86%, while the Bank had a Tier 1 risk-based capital ratio of 17.70%, a total risk-based capital ratio of 19.01% and a Tier 1 leverage ratio of 12.15%.

     The Corporation resumed paying dividends on its outstanding common stock in the fourth quarter of 1994 after suspending payment of dividends in August, 1991. A dividend of $.05 per share for the first quarter of 1995 was paid on February 16, 1995. On April 18, 1995, the Board of Directors of City National Corporation approved an increase in the Company's quarterly common stock dividend by 40% to $.07 per share which was paid on May 9, 1995 to shareholders of record on April 28, 1995. The Board of Directors also declared a quarterly dividend on the Company's common stock of $.07 per share payable on August 18, 1995 to shareholders of record on August 8, 1995.

     On May 3, 1995, the Corporation announced that the Board of Directors authorized the purchase of up to 5%, or 2.28 million shares of the Corporation's common stock from time to time in open market transactions. As of June 30, 1995 a total of 144,300 shares of stock had been repurchased at a cost of $1.6 million. In addition, management continues to review and evaluate other uses of the Company's capital, including potential acquisitions.

LIQUIDITY

     The Company continues to manage its liquidity through the combination of core deposit funding, federal funds purchases, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco, and a portfolio of securities available for sale. Liquidity is also provided by maturing investment securities and loans. During the second quarter of 1995 the Company borrowed $50 million from the Federal Home Loan Bank, $25 million of which matures in May of 1996 and the other $25 million of which matures in May of 1997.

     Average core deposits comprised 80.6% of total funding in the second quarter of 1995, compared to 84.4% in the second quarter of 1994. At June 30, 1995, investment securities maturing within one year amounted to $164.5 million, and securities available for sale amounted to $108.0 million. Maturing loans also provide liquidity, and $773 million of the Bank's loans are scheduled to mature in the next twelve months.

     The following table shows that the Company's positive interest rate sensitivity gap increased from $209.8 million at June 30, 1994 to $392.1 million at June 30, 1995 due primarily to the decreases in Company's deposit base, growth in loans concentrated in the short term and variable pricing categories, and an increase in trading securities, the majority of which were subsequently sold on the first business day of July 1995. The Company's asset sensitive position during the past period of rising interest rates has had a positive effect on net interest income. The recent decreases in interest rates should they continue during the remainder of 1995 could negatively impact net interest income in the remaining quarters of 1995. The Company continuously evaluates strategies to minimize the decrease in net interest income caused by decreases in interest rates and implement specific strategies as circumstances warrant. While the interest rate sensitivity gap is a useful measure and contributes towards effective asset and liability management, it is difficult to predict the net interest margin based solely on that measure.

 Interest Rate Sensitivity Management

At June 30, 1995 and 1994, the Company's distribution of rate-sensitive assets and liabilities was as follows:

                                                                 Maturing or repricing in
                                            -------------------------------------------------------------------------
                                                                After 3        After 1 year
                                               3 months       months but        but within         After
                                                or less      within 1 year       5 years          5 years      Total
                                            -------------    -------------     -----------       ---------    -------
                                                                 (Dollars in millions)
June 30, 1995
Rate-sensitive assets:
   Interest-bearing deposits in other banks  $    0.7            $      -        $      -         $      -   $    0.7
   Loans ...................................  1,320.2               109.8           147.2             82.0    1,659.2
   Investment securities ...................     62.7               101.8           197.5            211.4      573.4
   Securities available for sale ...........     28.0                   -            32.7             47.3      108.0
   Trading account..........................    130.2                   -               -                -      130.2
   Federal funds sold and securities
      purchased with agreement to resell ...    100.0                   -               -                -      100.0
                                             --------            --------        --------         --------  ---------
      Total rate-sensitive assets ..........  1,641.8               211.6           377.4            340.7    2,571.5
                                             --------            --------        --------         --------  ---------

Rate-sensitive liabilities: (1)
   Interest checking .......................    253.3                   -               -                -      253.3
   Money market deposits ...................    567.9                   -               -                -      567.9
   Savings deposits ........................     79.5                   -               -                -       79.5
   Other time deposits .....................     83.3                92.5            32.5                -      208.3
   Other borrowings ........................    359.8                25.0            25.0                -      409.8
                                             --------            --------        --------         --------  ---------
      Total rate-sensitive liabilities ....   1,343.8               117.5            57.5                -    1,518.8
                                             --------            --------        --------         --------  ---------
Interest rate sensitivity gap .............  $  298.0            $   94.1        $  319.9         $  340.7  $ 1,052.7
                                             ========            ========        ========         ========  =========

Cumulative interest rate sensitivity gap ..  $  298.0            $  392.1        $  712.0        $ 1,052.7
                                             ========            ========        ========        =========

Cumulative ratio of rate-sensitive
  assets to rate-sensitive liabilities.....      122%                127%            147%             169%       169%
                                             ========            ========        ========         ========  =========
                                                                 Maturing or repricing in
                                            -------------------------------------------------------------------------
                                                                After 3        After 1 year
                                               3 months       months but        but within         After
                                                or less      within 1 year       5 years          5 years     Total
                                            -------------    -------------     -----------       ---------    -------
                                                                 (Dollars in millions)
June 30, 1994
Rate-sensitive assets:
   Interest-bearing deposits in other banks  $    0.6            $      -        $      -         $      -  $     0.6
   Loans ...................................  1,227.2                65.2            86.5             50.9    1,429.8
   Investment securities ...................     63.1               131.3           308.9            202.1      705.4
   Securities available for sale ...........        -                 4.0           166.5             52.0      222.5
   Trading account..........................     34.2                   -               -                -       34.2
   Federal funds sold and securities
      purchased with agreement to resell ...    215.0                   -               -                -      215.0
                                             --------            --------        --------         --------  ---------
      Total rate-sensitive assets .........   1,540.1               200.5           561.9            305.0    2,607.5
                                             --------            --------        --------         --------  ---------
Rate-sensitive liabilities: (1)
   Interest checking .......................    270.2                   -               -                -      270.2
   Money market deposits ...................    732.7                   -               -                -      732.7
   Savings deposits ........................     95.0                   -               -                -       95.0
   Other time deposits .....................    120.6                76.3            36.7                -      233.6
   Short-term borrowings ...................    236.0                   -               -                -      236.0
                                             --------            --------        --------         --------  ---------
      Total rate-sensitive liabilities .....  1,454.5                76.3            36.7                -    1,567.5
                                             --------            --------        --------         --------  ---------
Interest rate sensitivity gap .............  $   85.6            $  124.2        $  525.2         $  305.0  $ 1,040.0
                                             ========            ========        ========         ========  =========
Cumulative interest rate sensitivity gap ..  $   85.6            $  209.8        $  735.0         $1,040.0
                                             ========            ========        ========         ========
Cumulative ratio of rate-sensitive
  assets to rate-sensitive liabilities.....      106%                114%            147%             166%       166%
                                             ========            ========        ========         ========  =========

   (1) Customer deposits which are subject to immediate withdrawal are presented as repricing within 3 months or less. The distribution of other time deposits is based on scheduled maturities.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     On April 18, 1995, the Registrant held its annual meeting of shareholders. The shareholders elected the 12 directors listed in the Registrant's proxy statement and approved the City National Corporation 1995 Omnibus Plan (the
Plan). The following table sets forth the number of votes cast for or withheld with respect to each director. Under applicable Delaware law, votes withheld have the same effect as votes cast against a nominee, and for this reason the ballot did not offer a separate opportunity to vote against nominees. Additionally, the table sets forth the number of votes cast for or against the Plan, as well as the number of abstentions and broker non-votes.


Name                                For               Withheld
-------------------------------     -----------       -------------
George H. Benter, Jr.               39,831,041             932,731
Richard L. Bloch                    39,392,568           1,371,204
Mirion P. Bowers, M.D.              40,376,970             386,802
Steven D. Broidy                    39,791,521             972,251
Stuart D. Buchalter                 38,926,275           1,837,497
Bram Goldsmith                      39,780,717             983,055
Russell D. Goldsmith                39,803,866             959,906
Burton S. Horwitch                  39,788,401             975,371
Charles E. Rickerhauser, Jr.        40,359,591             404,181
Edward Sanders                      40,353,386             410,386
Andrea L. Van De Kamp               40,371,358             392,414
Kenneth Ziffren                     40,388,950             374,822

Matter                             For        Against    Abstain    Broker  Non-Votes
------                          ----------   ---------   --------   -----------------
Approval of the Corporation's
   1995 Omnibus Plan            25,782,333   7,325,532   343,079       7,312,828

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

                                         CITY NATIONAL CORPORATION
                                         -------------------------
                                         (Registrant)



DATE:      August 8, 1995                /s/ FRANK P. PEKNY
       ---------------------             -------------------------
                                         FRANK P. PEKNY
                                         Executive Vice President
                                         and Treasurer

                               INDEX TO EXHIBITS

Exhibit No.       Exhibit                                              Page No.
-----------       -------                                              --------

    27            Financial Data Schedule (EDGAR Only)