Form 10-Q
period 1995-09-30
CITY NATIONAL CORP
filed 1995-11-14
CIK 201461

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter ended September 30, 1995 Commission File Number 1-10521


                           CITY NATIONAL CORPORATION
                           -------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                     95-2568550
            --------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


           400 North Roxbury Drive, Beverly Hills, California  90210
           ---------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code   (310) 888-6000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        YES      X        NO
                            -----------      -----------

     Number of shares of common stock outstanding at October 31, 1995:
45,538,422

                           CITY NATIONAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)

                                                              ASSETS
                                                                                   September 30,   December 31,   September 30,
                                                                                       1995            1994           1994
                                                                                   -------------   ------------   -------------
                                                                                               (Dollars in thousands)
Cash and due from banks ........................................................    $  251,910      $  298,715     $  227,630
Interest-bearing deposits in other banks .......................................           688             674            673
Federal funds sold and securities purchased under resale agreements ............       168,500         296,966        183,000
Investment securities (market values $514,970, $625,425 and $700,073 at
  September 30, 1995, December 31, 1994 and September 30, 1994, respectively) ..       518,960         659,013        726,374
Securities available for sale (cost $209,283, $96,124 and $197,596 at September
  30, 1995, December 31, 1994 and September 30, 1994, respectively) ............       209,941          90,422        192,164
Trading account securities .....................................................        28,978          25,531         41,781
Loans ..........................................................................     1,900,793       1,643,918      1,541,579
Less allowance for credit losses ...............................................       111,503         105,343        112,308
                                                                                    ----------      ----------     ----------
    Net loans ..................................................................     1,789,290       1,538,575      1,429,271
Leveraged leases ...............................................................         8,228           9,856          9,756
Premises and equipment, net ....................................................        21,384          19,231         18,282
Customers' acceptance liability ................................................         2,878           5,104          6,177
Other real estate ..............................................................         4,179           4,726          5,033
Deferred tax asset .............................................................        28,852          28,250         26,300
Other assets ...................................................................        33,852          35,712         31,410
                                                                                    ----------      ----------     ----------
    Total assets ...............................................................    $3,067,640      $3,012,775     $2,897,851
                                                                                    ==========      ==========     ==========

                                                            LIABILITIES
Demand deposits ................................................................    $  929,827      $1,151,709     $  948,374
Interest checking deposits .....................................................       262,115         305,659        279,267
Money market accounts ..........................................................       560,232         669,940        704,466
Savings deposits ...............................................................        78,186          88,027         87,623
Time deposits -- under $100,000 ................................................        82,862          77,657         82,764
Time deposits -- $100,000 and over .............................................       158,305         124,770        137,453
                                                                                    ----------      ----------     ----------
    Total deposits .............................................................     2,071,527       2,417,762      2,239,947
Federal funds purchased and securities sold under repurchase agreements ........       428,555         182,120        250,969
Other short-term borrowings ....................................................       147,494          50,000         46,002
Long-term debt .................................................................        25,000               -              -
Other liabilities ..............................................................        29,267          27,068         32,130
Acceptances outstanding ........................................................         2,878           5,104          6,177
                                                                                    ----------      ----------     ----------
    Total liabilities ..........................................................     2,704,721       2,682,054      2,575,225
                                                                                    ----------      ----------     ----------
Commitments and contingencies

                                                       SHAREHOLDERS' EQUITY
Preferred Stock authorized -- 5,000,000, none outstanding ......................             -               -              -
Common stock -- par value -- $1.00; authorized -- 75,000,000 Outstanding --
  45,529,099, 45,192,678 and 45,127,214 at September 30, 1995, December 31,
  1994 and September 30, 1994, respectively ....................................        45,529          45,193         45,127
Surplus ........................................................................       266,560         263,611        263,151
Unrealized gain (loss) on securities available for sale ........................           410          (3,564)        (3,529)
Retained earnings ..............................................................        52,337          25,481         17,877
Treasury shares, at cost -- 169,500 at September 30, 1995 ......................        (1,917)              -              -
                                                                                    ----------      ----------     ----------
    Total shareholders' equity .................................................       362,919         330,721        322,626
                                                                                    ----------      ----------     ----------
    Total liabilities and shareholders' equity .................................    $3,067,640      $3,012,775     $2,897,851
                                                                                    ==========      ==========     ==========


   See accompanying Notes to the Unaudited Consolidated Financial Statements

                           City National Corporation
                     Consolidated Statement of Operations
                                  (Unaudited)

                                                    For the three months      For the nine months
                                                     ended September 30,      ended September 30,
                                                    --------------------      --------------------
                                                      1995        1994          1995       1994
                                                    --------   ---------     ---------   ---------
                                                              (Dollars in thousands)
Interest income:
  Interest and fees on loans ...................   $43,254    $32,988         $122,213    $94,143
  Interest on federal funds sold and securities
    purchased under resale agreements ..........     1,594      1,841            4,471      5,194
  Interest on investment securities:
    U.S. Treasury and federal agency securities.     6,632      7,869           21,230     24,856
    Municipal securities .......................       235        240              801        587
    Other securities ...........................       472        443            1,510      1,131
  Interest on securities available for sale.....     2,544      3,266            5,910      5,913
  Interest on trading account securities........       482        394            1,466        823
                                                  --------   --------         --------   --------
    Total ......................................    55,213     47,041          157,601    132,647
                                                  --------   --------         --------   --------
Interest expense:
  Interest on deposits .........................     8,293      7,377           23,224     21,774
  Interest on federal funds purchased and
    securities sold under repurchase agreements.     4,667      2,248           11,830      5,754
  Interest on other short-term borrowings ......     1,692        268            2,793        557
  Interest on long-term debt ...................       422          -              650          -
                                                  --------   --------         --------   --------
    Total ......................................    15,074      9,893           38,497     28,085
                                                  --------   --------         --------   --------
  Net interest income ..........................    40,139     37,148          119,104    104,562
  Provision for credit losses ..................         -          -                -      6,000
                                                  --------   --------         --------   --------
  Net interest income after provision for
    credit losses...............................    40,139     37,148          119,104     98,562
                                                  --------   --------         --------   --------
Noninterest income:
  Service charges on deposit accounts ..........     2,078      2,186            5,819      7,352
  Trust fees ...................................     1,682      1,677            4,925      5,195
  Investment services income  ..................     2,344      1,919            6,397      5,128
  Gain on sale of leverage leases ..............         -          -                -      1,331
  Gain (loss) on sales of securities  ..........      (137)      (647)             498       (647)
  All other income .............................     3,233      3,003            8,938      8,974
                                                  --------   --------         --------   --------
    Total noninterest income....................     9,200      8,138           26,577     27,333
                                                  --------   --------         --------   --------
Noninterest expense:
  Salaries and other employee benefits .........    15,915     16,124           48,974     48,580
  Net occupancy of premises ....................     1,911      2,386            5,885      7,769
  Data processing ..............................     1,998      1,672            5,512      5,250
  Professional .................................     1,989      2,184            6,417      5,579
  FDIC insurance ...............................      (165)     1,387            2,300      4,387
  Office supplies ..............................       850      1,140            2,961      3,481
  Depreciation .................................     1,060      1,031            3,067      3,124
  Promotion ....................................     1,088        649            3,391      2,195
  Equipment ....................................       714        724            1,632      1,845
  Other operating ..............................     2,698      2,620            7,758      7,742
  Other real estate expense (income)............      (195)      (203)              16     (5,503)
                                                  --------   --------         --------   --------
    Total noninterest expense...................    27,863     29,714           87,913     84,449
                                                  --------   --------         --------   --------
Income before taxes.............................    21,476     15,572           57,768     41,446
Income taxes  ..................................     8,193      5,160           22,307     14,145
                                                  --------   --------         --------   --------
Net income .....................................   $13,283    $10,412          $35,461    $27,301
                                                  ========   ========         ========   ========
Net Income per share ...........................     $0.29      $0.23            $0.77      $0.60
                                                  ========   ========         ========   ========
Shares used to compute net income per share ....    46,138     45,726           45,927     45,608
                                                  ========   ========         ========   ========

See accompanying Notes to the Unaudited Consolidated Financial Statements

                           City National Corporation
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                    For the nine months
                                                     ended September 30,
                                                    --------------------
                                                       1995        1994
                                                    --------------------
                                                    (Dollars in thousands)
Operating Activities
Net income ................................          $ 35,461     $ 27,301
Adjustment to net income:
  Provision for credit losses...............                -        6,000
  Gain on sales of ORE and Disposition
   Program assets...........................             (244)      (5,361)
  (Gain) loss on sale of leveraged leases...                -       (1,331)
  (Gain) loss on sales of securities........             (498)         647
  Depreciation..............................            3,067        3,124
  Net (increase) decrease in trading
   securities...............................           (3,447)      (2,016)
  Net (increase) decrease in deferred tax
   benefits.................................           (3,408)      (8,250)
  Income tax refund ........................            4,500       24,955
  Other, net................................           14,505       25,608
                                                    ---------    ---------
    Net cash provided by (used in) operating
     activities.............................           49,936       70,677
                                                    ---------    ---------
Investing Activities
Net (increase) decrease in short-term
 investments................................              (14)         (24)
Purchase of securities available for sale...         (139,500)    (253,836)
Sales and maturities of securities available
 for sale...................................           26,272       53,904
Maturities of investment securities.........          161,850      484,556
Purchase of investment securities...........          (23,088)    (305,205)
Purchase of residential mortgage loans......         (145,650)    (122,257)
Other loan originations and principal
 collections, net...........................         (121,828)     173,842
Proceeds from sales of ORE and Disposition
 Program assets.............................            1,992        7,861
Proceeds from sale of leveraged leases......              329        5,141
Other, net..................................           (5,000)       6,524
                                                    ---------    ---------
  Net cash provided by investing activities.         (244,637)      50,506
                                                    ---------    ---------
Financing Activities
Net increase (decrease) in federal funds
 purchased and securities sold under
 repurchase agreements......................          246,435       48,510
Net decrease in deposits....................         (346,235)    (286,820)
Net increase in short term borrowings.......           97,493       31,002
Proceeds from long term debt................           25,000            -
Proceeds from issuance of stock.............            2,897          685
Purchase of treasury shares.................           (1,917)           -
Cash dividends paid.........................           (8,605)           -
Other, net..................................            4,362       (3,434)
                                                    ---------    ---------
  Net cash provided by (used in) financing
   activities...............................           19,430     (210,057)
                                                    ---------    ---------
Net increase (decrease) in cash and cash
 equivalents................................         (175,271)     (88,874)
Cash and cash equivalents at beginning of
 year.......................................          595,681      499,504
                                                    ---------    ---------
Cash and cash equivalents at end of year....        $ 420,410    $ 410,630
                                                    =========    =========
Supplemental disclosures of cash flow
  information:
  Cash paid (received) during the period
    for:
    Interest ...............................           37,348       28,131
    Income taxes............................           21,748       (6,986)

  Non cash investing activities:
    Transfer from loans to ORE .............            1,332        3,784

See accompanying Notes to the Unaudited Consolidated Financial Statements


                    CITY NATIONAL CORPORATION
           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           (Unaudited)


                                          For the nine months ended
                                                September 30,
                                          -------------------------
                                                1995       1994
                                              --------   --------
                                            (Dollars in thousands)
Common Stock
  Balance, beginning of period  ..........    $ 45,193   $ 45,027
  Stock options exercised ................         336        100
                                              --------   --------
  Balance, end of period .................      45,529     45,127
                                              --------   --------

Surplus
  Balance, beginning of period  ..........     263,611    262,471
  Stock options exercised ................       2,560        585
  Tax benefit from stock options .........         389         95
                                              --------   --------
  Balance, end of period .................     266,560    263,151
                                              --------   --------


Treasury shares
  Balance, beginning of period ...........          -          -
  Purchase of shares .....................      (1,917)        -
                                              --------   --------
  Balance, end of period .................      (1,917)        -
                                              --------   --------

Unrealized net gains (losses) on securities
  available for sale
  Balance, beginning of period  ..........      (3,564)        -
  Change during period ...................       3,974     (3,529)
                                              --------   --------
  Balance, end of period .................         410     (3,529)
                                              --------   --------

Retained earnings (Deficit)
  Balance, beginning of period ...........      25,481     (9,424)
  Net income .............................      35,461     27,301
  Dividends paid .........................      (8,605)        -
                                              --------   --------
  Balance, end of period .................      52,337     17,877
                                              --------   --------
Total shareholders' equity ...............    $362,919   $322,626
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

4. The Company adopted Statements of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" on January 1, 1995. The impact of the adoption was immaterial to the results of operations and financial condition of the Company. Certain loans previously recorded as in-substance foreclosures have been restated as nonaccrual loans. At September 30, 1995 the Company had identified impaired loans with a recorded investment amount of $26.2 million. An allowance of $397 thousand, representing the difference between the value of the collateral supporting the loans and their outstanding balance, was included in the allowance for credit losses. The Company's policy is to record cash receipts received on impaired loans first as reductions to principal and then to interest income.

5. During the third quarter of 1995 the Bank announced an agreement to acquire, for $85 million in cash, First Los Angeles Bank, a 10 branch bank headquartered in Century City with total assets of $848 million at September 30, 1995. On November 2, 1995 the Bank received conditional approval for the acquisition from its primary regulator, the Office of the Comptroller of the Currency. The Company has filed with the Federal Reserve Board a request for waiver of the Board's approval of the transaction under the Bank Holding Company Act, but has not yet received a response. The acquisition is expected to close at the end of 1995 or shortly thereafter. At the closing of the acquisition, First Los Angeles Bank will be merged into City National Bank.

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

RESULTS OF OPERATIONS

     The Company recorded consolidated net income of $13.3 million, or $.29 per share, in the third quarter of 1995, compared with net income of $10.4 million, or $.23 per share, in the third quarter of 1994. The change between third quarters resulted from an increase in net interest income in the third quarter of 1995 of $3.0 million and a decrease in noninterest expense, excluding the results of ORE activity, of $1.9 million offset by an increased tax provision.

     Net income for the first nine months of 1995 totaled $35.5 million, or $.77 per share compared with $27.3 million, or $.60 per share in the 1994 period. The nine month increase resulted largely from a $14.5 million increase in net interest income and a $6.0 million decrease in the provision for credit losses, offset by an increase in income taxes of $8.2 million. Gains on sales of leveraged leases and ORE of $6.8 million in 1994 were not repeated in 1995 and also impacted the change between periods.

     Returns on average assets for the third quarter and first nine months of 1995 were 1.83% and 1.71%, respectively, compared with 1.47% and 1.29% in 1994. Returns on average equity for the third quarter and first nine months of 1995 were 14.80% and 13.70%, respectively, compared with 13.04% and 11.80% in 1994.

     Taxable equivalent net interest income was $40.6 million in the third quarter of 1995, up 8.4% from the year-ago quarter. The increase resulted primarily from the growth in earning assets between quarters. The third quarter net interest margin increased from 5.76% in 1994 to 6.05% in 1995. Due to the Company's asset sensitive position during the period between September 30, 1994 and September 30,1995 the net interest margin was positively impacted by generally higher interest rates during this period. Earning assets in the 1995 third quarter increased over the previous year quarter due to loan growth primarily from originations and bulk purchases of residential first mortgages and the Company's reemphasis on lending to the construction industry. Management does not expect significant increases in quarterly net interest income for the remainder of 1995 because of the .25% decrease in the prime rate on July 7, 1995 and an expected slow down in residential mortgage originations due to traditionally lower demand during the autumn and winter months. Additionally, the Company's cost of funds is expected to remain above previous year levels as core deposits are replaced with higher cost alternative funds such as federal funds purchased, securities sold under agreement to repurchase and advances from the Federal Home Loan Bank.

     Average loans increased $342.5 million (23.3%) between the third quarters of 1995 and 1994 to $1.8 billion primarily due to purchases and originations of residential first mortgage loans which averaged $385.3 million higher in the third quarter of 1995 compared with the 1994 period. Increases of $32.0 million and $39.0 million in the average balance of outstanding commercial and construction loans, respectively, were more than offset by a decrease of $109.9 million in commercial real estate average loan balances. Total average investment and available for sale securities decreased $211.7 million (23.2%) between third quarters because maturities of securities were used to fund loan growth and meet general corporate liquidity needs. Total average deposits decreased $197.1 million (8.9%) between third quarters. A significant portion of this decrease is a result of the flow of funds from the Bank's customers' deposit accounts into short term mutual fund products managed by the City National Investment Division of the Bank. At September 30, 1995 these balances totaled $170 million.

     For the first nine months of 1995 average loans increased $187.9 million (12.4%) while average investment and available for sale securities of $711.1 million in 1995 decreased $155.9 million (18.0%) from $867.0 million in 1994. The decrease in securities was the result of maturities and selected sales of securities from the available-for-sale portfolio to provide funding for the loan growth during the period. Total average deposits for the nine months ended September 30, 1995 decreased $215.9 million (9.6%) compared with the 1994 period. The changes in the nine month average balances resulted from the same factors that caused the changes between the third quarter average balances. As the result of the decrease in deposits, a greater percentage of the Company's funding came from other borrowings of federal funds, securities sold under repurchase agreements and borrowings from the Federal Home Loan Bank, including $25 million of long term debt.

     The provision for credit losses was zero for the third quarter and first nine months of 1995, compared with zero and $6.0 million, respectively, for the corresponding periods in 1994. Loans charged off in the third quarter of 1995 were $2.1 million, compared to $4.5 million in the third quarter of 1994. Recoveries were $4.5 million in the third quarter of 1995, compared to $11.4 million in the third quarter of 1994. The resulting net recoveries of $2.4 million and $6.9 million in the third quarters of 1995 and 1994, respectively, manifest the Company's dedication to aggressive credit quality controls including collection of previously charged off loans. Given the current balance of the allowance for credit losses and management's expectation of continued improvement in credit quality in 1995, the provision for credit losses in the fourth quarter of 1995 is expected to remain low unless a significant deterioration of economic conditions occurs before the end of the year.

     Non-interest income excluding gains and losses on the sale of securities and assets totaled $9.3 million for the third quarter of 1995, up $.5 million (6.3%) from a year earlier. For the nine months ended September 30, 1995, noninterest income totaled $26.1 million, a decrease of $.5 million from last year's total of $26.6 million. The third quarter 1995 increase was due primarily to the increase in investment services income of $.4 million. The decrease for the first nine months of the year was primarily due to the reduction in service fee income on deposit accounts of $1.5 million offset by an increase in
investment services income of $1.3 million.   Investment services income
increased due to higher fees, new investment products offered to customers and growth in assets under management, including the previously mentioned increase in mutual fund balances. Management does not expect significant changes in the quarterly amounts of core non-interest income during the last quarter of 1995.

     Excluding net ORE results, non-interest expense totaled $28.1 million in the third quarter of 1995, a decrease of $1.8 million (6.2%) from the third quarter of 1994. FDIC insurance expense in the third quarter of 1995 was $1.6 million lower than the previous year quarter. Approximately $1.3 million of the decrease resulted from the reduction in the FDIC insurance assessment rate on deposits. The lower rate was announced in September and was applied retroactively to June of 1995. The remaining reduction in the expense is due to lower deposit balances. Net occupancy of premises expenses decreased $.5 million (19.9%) from the third quarter of 1994 due to the expiration of leases and relocation of functions into
previously vacated quarters.   Salaries and other employee benefits decreased
$.2 million (1.3%) for the quarter ended September 30, 1995 from the third quarter of 1994. Decreases in salary expense due to the branch consolidation program and higher levels of compensation expense deferred as loan origination costs, resulting from increased originations of residential first mortgages, were partially offset by higher costs associated with performance incentives and accruals for contributions to the profit sharing plan. Promotional expenses increased $.4 million (67.6%) in the third quarter of 1995 compared with the third quarter of 1994 as the Company expanded its marketing, sales and community support efforts.

     For the first nine months of 1995 noninterest expense, excluding net ORE results, totaled $87.9 million compared with $90.0 million in the 1994 period. Increases in professional, promotional and data processing expenses were more than offset by significant decreases in FDIC insurance expense, net occupancy of premises expense and telecommunications expense (which is classified as part of office supplies).

     Net ORE results in the third quarter of 1995 resulted in income of $.2 million, the same as the prior year period. For the first nine months of 1995 income and expense from ORE activity netted to zero compared with income of $5.5 million in the 1994 period, which included $4.2 million due to the completion of the Company's Accelerated Asset Disposition Program.

     The third quarter 1995 effective tax rate increased to 38.1%, compared to 33.1% for the third quarter of 1994 as California net operating loss carry forwards were fully utilized in 1994.

Net Interest Income Summary

The following table presents the components of net interest income for the quarters ended September 30, 1995 and 1994.

                                                               9-30-95                              9-30-94
                                                  ----------------------------------    --------------------------------
                                                             Interest       Average                 Interest    Average
                                                  Average      income/      interest    Average      income/    interest
Dollars in thousands-                             Balance    expense (1)      rate      Balance    expense (1)    rate
------------------------------------------------------------------------------------------------------------------------
Assets (2)
  Earning assets
    Loans: (3)
      Commercial loans                          $  873,223   $ 22,080       10.03 %   $  841,237   $19,239      9.07 %
      Real estate - construction                    54,878      1,706       12.33         15,877       418     10.45
      Real estate - mortgage                       406,940     10,107        9.85        516,792    11,563      8.88
      Residential first mortgages                  444,638      8,762        7.82         59,376       829      5.54
      Installment loans                             35,022        921       10.43         38,887     1,077     10.99
                                                ----------   --------       -----     ----------   -------     -----
      Total loans                                1,814,701     43,576        9.53      1,472,169    33,126      8.93
                                                ----------   --------       -----     ----------   -------     -----
    Due from banks-interest bearing                    686          7        4.05            650         5      3.05
    State and municipal investment securities       22,110        369        6.62         20,796       373      7.10
    Taxable investment securities                  519,722      7,097        5.42        683,165     8,307      4.82
    Securities available for sale                  159,137      2,544        6.34        208,676     3,266      6.21
    Federal funds sold and securities
      purchased under resale agreements            107,195      1,594        5.90        159,400     1,841      4.58
    Trading account securities                      37,908        488        5.11         34,264       424      4.91
                                                ----------   --------       -----     ----------   -------     -----
      Total earning assets                       2,661,459     55,675        8.30      2,579,120    47,342      7.28
                                                ----------   --------       -----     ----------   -------     -----
    Allowance for credit losses                   (110,637)                             (111,600)
    Cash and due from banks                        231,598                               250,208
    Other nonearning assets                         99,483                                93,841
                                                ----------                            ----------
      Total assets                              $2,881,903                            $2,811,569
                                                ==========                            ==========

Liabilities and Shareholders' Equity
  Noninterest-bearing deposits                  $  888,277          -           -     $  900,495         -         -
  Interest-bearing deposits:
    Interest checking accounts                     257,192        643        0.99        277,888       676      0.97
    Money market accounts                          575,778      4,267        2.94        724,205     4,181      2.29
    Savings deposits                                77,235        383        1.97         92,111       456      1.96
    Time deposits-under $100,000                    82,261      1,034        4.99         85,656       792      3.67
    Time deposits-$100,000 and over                145,492      1,966        5.36        142,972     1,272      3.53
                                                ----------   --------       -----     ----------   -------     -----
      Total interest-bearing deposits            1,137,958      8,293        2.89      1,322,832     7,377      2.21
                                                ----------   --------       -----     ----------   -------     -----
      Total deposits                             2,026,235                             2,223,327
    Federal funds purchased and securities
      sold under repurchase agreements             328,750      4,667        5.63        209,466     2,248      4.26
    Other borrowings                               135,305      2,114        6.20         25,954       268      4.10
                                                ----------   --------       -----     ----------   -------     -----
      Total interest-bearing liabilities         1,602,013     15,074        3.73      1,558,252     9,893      2.52
                                                ----------   --------       -----     ----------   -------     -----
  Other liabilities                                 35,538                                36,072
  Shareholders' equity                             356,075                               316,750
                                                ----------                            ----------
      Total liabilities and shareholders'
        equity                                  $2,881,903                            $2,811,569
                                                ==========                            ==========
Net interest spread                                                          4.57                               4.76
                                                                            =====                              =====
Fully taxable equivalent net interest                        $ 40,601                              $37,449
                                                             ========                              =======
   income and margin                                                         6.05%                              5.76%
                                                                            =====                              =====


(1) Fully taxable equivalent basis.
(2) Includes average nonaccrual loans of $38,492 and $57,379 for 1995 and 1994, respectively.
(3) Loan income includes loan fees of $1,877 and $2,181 for 1995 and 1994, respectively.

Net Interest Income Summary

The following table presents the components of net interest income for the nine months ended September 30, 1995 and 1994.

                                                                 9-30-95                          9-30-94
                                                     ------------------------------    -----------------------------
                                                               Interest    Average              Interest    Average
                                                      Average   income/    interest    Average   income/    interest
Dollars in thousands-                                 Balance   expense(1)   rate      Balance   expense(1)   rate
--------------------------------------------------------------------------------------------------------------------
A s s e t s (2)
  Earning assets
    Loans:    (3)
      Commercial loans                              $  857,464  $ 64,359      9.99%  $  868,444  $ 54,767   8.43%
      Real estate - construction                        46,147     4,338     12.57       14,589       974   8.93
      Real estate - mortgage                           434,042    32,623     10.05      559,598    34,394   8.22
      Residential first mortgages                      328,094    19,139      7.80       29,765     1,380   6.20
      Installment loans                                 35,456     2,638      9.95       40,874     3,001   9.82
                                                    ----------  --------     -----   ----------  --------   ----
      Total loans                                    1,701,203   123,097      9.64    1,513,270    94,516   8.35
                                                    ----------  --------     -----   ----------  --------   ----
    Due from banks-interest bearing                        687        15      2.92          602        13   2.89
    State and municipal investment securities           24,074     1,250      6.94       16,098       912   7.57
    Taxable investment securities                      570,947    22,725      5.32      713,392    25,974   4.87
    Securities available for sale                      116,072     5,910      6.81      137,534     5,913   5.75
    Federal funds sold and securities
      purchased under resale agreements                 97,536     4,471      6.13      179,628     5,194   3.87
    Trading account securities                          35,382     1,557      5.88       27,235       889   4.36
                                                    ----------  --------     -----   ----------  --------   ----
      Total earning assets                           2,545,901   159,025      8.33    2,587,759   133,411   6.89
                                                    ----------  --------     -----   ----------  --------   ----
    Allowance for credit losses                       (109,299)                        (112,553)
    Cash and due from banks                            235,419                          248,819
    Other nonearning assets                             96,776                          110,466
                                                    ----------                       ----------
      Total assets                                  $2,768,797                       $2,834,491
                                                    ==========                       ==========

L i a b i l i t i e s  a n d  S h a r e h o l d e r s'  E q u i t y
  Noninterest - bearing deposits                    $  879,185       -          -    $  899,293       -       -
  Interest-bearing deposits:
    Interest checking accounts                         267,558     1,951      0.97      285,583     2,060   0.96
    Money market accounts                              600,445    12,578      2.80      729,999    12,172   2.23
    Savings deposits                                    80,698     1,188      1.97       97,465     1,430   1.96
    Time deposits - under $100,000                      78,088     2,682      4.59       90,552     2,450   3.62
    Time deposits - $100,000 and
     over                                              130,801     4,825      4.93      149,837     3,662   3.27
                                                    ----------  --------     -----   ----------  --------   ----
      Total interest - bearing
       deposits                                      1,157,590    23,224      2.68    1,353,436    21,774   2.15
                                                    ----------  --------     -----   ----------  --------   ----
      Total deposits                                 2,036,775                        2,252,729
    Federal funds purchased and
     securities sold under
     repurchase agreements                             276,342    11,830      5.72      210,141     5,754   3.66
    Other borrowings                                    75,142     3,443      6.13       19,583       557   3.80
                                                    ----------  --------     -----   ----------  --------   ----
      Total interest - bearing
       liabilities                                   1,509,074    38,497      3.41    1,583,160    28,085   2.37
                                                    ----------  --------     -----   ----------  --------   ----
  Other liabilities                                     34,463                           42,771
  Shareholders' equity                                 346,075                          309,267
                                                    ----------                       ----------
      Total liabilities and
       shareholders' equity                         $2,768,797                       $2,834,491
                                                    ==========                       ==========
Net interest spread                                                           4.92                          4.52
                                                                             =====                          ====
Fully taxable equivalent net
 interest income                                                $120,528                         $105,326
                                                                ========                         ========
  and margin                                                                  6.31%                         5.44%
                                                                             =====                          ====

  (1) Fully taxable equivalent basis.
  (2) Includes average nonaccrual loans of $50,472 and $64,203 for 1995 and 1994, respectively.
  (3) Loan income includes loan fees of $5,235 and $5,085 for 1995 and 1994, respectively.

The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Average balances in all categories in each reported period were used in the volume computations. Average yields and rates in each reported period were used in rate computations.

                                         Quarter Ended September 30,                         Quarter Ended September 30,
                                                 1995 vs 1994                                       1994 vs 1993
                                   ---------------------------------------            -----------------------------------------
                                            Increase                                          Increase
Dollars in thousands -                     (decrease)                                        (decrease)
Fully taxable                              due to (1):             Net                       due to (1):               Net
   equivalent basis                --------------------------    increase             --------------------------     increase
                                      Volume          Rate      (decrease)               Volume          Rate       (decrease)
                                   ------------     ---------   ----------            ------------     ---------    ----------
Interest earned on:
Interest-bearing deposits
  in other banks                        $     1      $      1      $     2                 $     2       $    (1)      $     1
Loans                                     8,109         2,341       10,450                  (3,209)        5,653         2,444
Taxable investment securities            (2,155)          945       (1,210)                  2,003          (397)        1,606
Non-taxable investment securities            23           (27)          (4)                    281            48           329
Securities available for sale              (789)           67         (722)                  3,112          (172)        2,940
Trading account securities                   46            18           64                      70           140           210
Federal funds sold and
  securities purchased
  under resale agreements                  (695)          448         (247)                 (2,091)        1,040        (1,051)
                                        -------       -------      -------                 -------       -------       -------
  Total interest-earning
    assets                                4,540         3,793        8,333                     168         6,311         6,479
                                        -------       -------      -------                 -------       -------       -------
Interest paid on:
Interest checking                           (48)           15          (33)                      1           (99)          (98)
Money market deposits                      (959)        1,045           86                    (247)           57          (190)
Savings deposits                            (75)            2          (73)                    (39)          (38)          (77)
Other time deposits                          (8)          944          936                    (625)          165          (460)
Other borrowings                          3,093         1,172        4,265                     (76)          830           754
                                        -------       -------      -------                 --------      -------       -------
  Total interest-bearing
    liabilities                           2,003         3,178        5,181                    (986)          915           (71)
                                        -------       -------      -------                 -------       -------       -------
                                        $ 2,537       $   615      $ 3,152                 $ 1,154       $ 5,396       $ 6,550
                                        =======       =======      =======                 =======       =======       =======

                                         Nine Months Ended September 30                     Nine Months Ended September 30
                                                 1995 vs 1994                                       1994 vs 1993
                                   ---------------------------------------            ----------------------------------------
                                           Increase                                            Increase
Dollars in thousands -                    (decrease)                                          (decrease)
Fully taxable                             due to (1):              Net                        due to (1):              Net
equivalent basis                   --------------------------    increase             --------------------------     increase
                                       Volume         Rate      (decrease)                 Volume       Rate        (decrease)
                                   ------------     ---------   ----------            ------------     ---------    ----------
Interest earned on:
Interest-bearing deposits
  in other banks                        $     1      $      1      $     2                 $    (6)      $    (8)      $   (14)
Loans                                    12,575        16,006       28,581                  (7,407)        2,192        (5,215)
Taxable investment securities            (5,504)        2,255       (3,249)                 11,959        (4,145)        7,814
Non-taxable investment securities           420           (82)         338                     640           113           753
Securities available for sale            (1,001)          998           (3)                  5,671        (1,284)        4,387
Trading account securities                  308           360          668                      17           277           294
Federal funds sold and
  securities purchased
  under resale agreements                (2,983)        2,260         (723)                 (1,678)           80        (1,598)
                                        -------      --------      -------                 -------       -------       -------
  Total interest-earning
    assets                                3,816        21,798       25,614                   9,196        (2,775)        6,421
                                        -------      --------      -------                 -------       -------       -------
Interest paid on:
Interest checking                          (130)           21         (109)                    (10)         (605)         (615)
Money market deposits                    (2,384)        2,790          406                    (466)         (847)       (1,313)
Savings deposits                           (249)            7         (242)                    (95)         (221)         (316)
Other time deposits                        (879)        2,274        1,395                  (2,086)            0        (2,086)
Other borrowings                          4,267         4,695        8,962                    (512)          521             9
                                        -------      --------      -------                 -------       -------       -------
  Total interest-bearing
    liabilities                             625         9,787       10,412                  (3,169)       (1,152)       (4,321)
                                        -------      --------      -------                 -------       -------       -------

                                        $ 3,191      $ 12,011      $15,202                $ 12,365       $(1,623)     $ 10,742
                                        =======      ========      =======                ========       =======      ========
(1)  The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.


BALANCE SHEET ANALYSIS

Loan Portfolio

     A comparative period-end loan table is presented below:

[CAPTION]

                                      September 30,      December 31,      September 30,
                                          1995               1994              1994
                                      -------------      ------------      -------------
                                                    (Dollars in thousands)
Commercial                            $  910,779         $  906,417        $  827,230
Real estate - construction                59,376             31,201            19,351
Real estate - mortgage                   396,648            457,030           509,951
Residential first mortgage               499,603            212,595           147,552
Installment                               34,387             36,675            37,495
                                      ----------         ----------        ----------
   Total loans, gross                  1,900,793          1,643,918         1,541,579
Less:  Allowance for credit losses      (111,503)          (105,343)         (112,308)
                                      ----------         ----------        ----------
   Total loans, net                   $1,789,290         $1,538,575        $1,429,271
                                      ==========         ==========        ==========


          Gross loans at September 30, 1995 totaled $1,900.8 million, up $359.2 million (23.3%) from September 30, 1994. The decrease in commercial real estate mortgage loans of $113.3 million resulting from loan payoffs was offset by residential first mortgage loans which increased $352.1 million between September 30, 1994 and 1995, as a result of purchases of residential mortgages originated by third parties and the Bank's own originations. Construction loans also increased significantly from September 30, 1994, up 206.8% to $59.4 million at September 30, 1995 as the Company continued to expand its lending for single family residential construction development. The Company expects that during the last quarter of 1995 the Bank's loan portfolio may not continue to grow at a rate comparable to that experienced during the first nine months of the year due to a seasonal slowdown in the residential mortgage lending business.

     The following table presents information concerning nonaccrual loans, ORE, and restructured loans.



                                  September 30,   December 31,   September 30,
                                      1995           1994            1994
                                  ------------    -----------    ------------
                                             (Dollars in thousands)
Nonaccrual loans:
 Real estate - mortgages             $30,025        $35,534         $48,906
 Commercial                            5,135         23,267          14,332
                                     -------        -------         -------
     Total                            35,160         58,801          63,238
ORE                                    4,179          4,726           5,033
                                     -------        -------         -------
     Total nonaccrual loans
      and ORE                        $39,339        $63,527         $68,271
                                     =======        =======         =======
Restructured loans, accrual status   $ 2,840        $ 2,061         $ 1,500
                                     =======        =======         =======
Ratio of nonaccrual loans
 to total loans                         1.85%          3.58%           4.10%
Ratio of nonperforming assets
 to total assets                        1.28           2.11            2.36
Ratio of allowance for credit
 losses to nonaccrual loans           317.13         179.15          177.60


     The adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," upon its January 1, 1995, effective date did not have a material impact on the Company's results of operations or financial condition. The reduction in nonperforming assets levels between September 30, 1994 and 1995 reflects the Company's commitment to improving credit quality through initial credit review and approval policies, and aggressive collection efforts when full repayment of a loan becomes questionable.

     The table below summarizes the approximate changes in nonaccrual loans for the quarters and nine months ended September 30, 1995 and September 30, 1994.

                                           Quarter ended       Nine months ended
                                            September 30,        September 30,
                                          ----------------     ----------------
                                           1995       1994      1995       1994
                                          -----      -----     ------     -----
                                                   (Dollars in millions)
Balance, beginning of period              $42.4      $68.4     $ 58.8     $ 79.4
Loans placed on nonaccrual                  4.5        6.4       23.3       55.9
Charge offs                                (1.5)      (4.4)      (7.1)     (23.8)
Loans returned to accrual                  (0.6)      (1.0)      (4.8)     (13.4)
Repayments (including interest
 applied to principal)                     (9.6)      (5.3)     (34.8)     (33.3)
Transfers to ORE                              -        (.9)      (0.2)      (1.6)
                                          -----      -----     ------     ------
Balance, end of period                    $35.2      $63.2     $ 35.2     $ 63.2
                                          =====      =====     ======     ======

  At September 30, 1995, in addition to loans disclosed above as past due or nonaccrual, management had also identified $10.1 million of potential problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms is not sufficiently probable to place the loans on nonaccrual status.

     The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:

                                                Quarter Ended       Nine Months ended
                                                September 30,         September 30,
                                            --------------------    ------------------
                                              1995        1994       1995       1994
                                            --------   ---------    -------   --------
                                                          (Dollars in millions)
Average amount of loans outstanding         $1,814.7    $1,472.2   $1,701.2   $1,513.3
                                            ========    ========   ========   ========
 Balance of allowance for credit losses,
 beginning of period                        $  109.1    $  105.4   $  105.3   $  110.5
Loans charged off:
  Commercial                                     2.0         1.9        9.4       17.4
  Real estate loans - construction                 -           -          -          -
  Real estate loans - mortgage                   0.1         2.6        1.2       13.0
  Residential first mortgage                       -           -          -          -
  Installment                                      -           -          -        0.4
                                            --------    --------   --------   --------
   Total loans charged off                       2.1         4.5       10.6       30.8
                                            --------    --------   --------   --------
Less recoveries of loans previously
 charged off:
  Commercial                                     3.9        11.1       14.7       25.7
  Real estate loans - construction                 -           -          -        0.1
  Real estate loans - mortgage                   0.4         0.1        1.6        0.2
  Residential first mortgage                       -           -          -          -
  Installment                                    0.2         0.2        0.5        0.6
                                            --------    --------   --------   --------
    Total recoveries                             4.5        11.4       16.8       26.6
                                            --------    --------   --------   --------
Net loans charged off (recovered)               (2.4)       (6.9)      (6.2)       4.2
Provisions charged to operating
 expense                                           -           -          -        6.0
                                            --------    --------   --------   --------
    Balance, end of period                  $  111.5    $  112.3   $  111.5   $  112.3
                                            ========    ========   ========   ========
Ratio of net charge-offs to
 average loans                                    NM          NM         NM       0.38%
                                            ========    ========   ========   ========

Ratio of allowance for credit
  losses to total period end loans              5.87%       7.29%      5.87%      7.29%
                                            ========    ========   ========   ========

CONSOLIDATION CHARGE RESERVE

     In November 1993, the Bank announced a consolidation plan to improve efficiency and operational productivity in its branch network. To cover the costs associated with this action, the Bank recorded a consolidation charge of $12.0 million in the fourth quarter of 1993. At September 30, 1995, the balance remaining in the consolidation reserve was $5.3 million representing primarily the Company's obligations under terms of noncancellable operating leases of premises net of any sublease income. The Bank is continuing to negotiate settlements of lease commitments and believes the reserve balance at September 30, 1995 is adequate to cover these lease liabilities.


CAPITAL

     As of September 30, 1995, the Company had a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 18.58%, a ratio of total capital to risk weighted assets (total risk-based capital ratio) of 19.89%, and a ratio of Tier 1 capital to average adjusted total assets (Tier 1 leverage ratio) of 12.60%, while the Bank had a Tier 1 risk-based capital ratio of 17.55%, a total risk-based capital ratio of 18.85% and a Tier 1 leverage ratio of 11.88%.

     On May 3, 1995, the Corporation announced that the Board of Directors authorized the purchase of up to 5%, or 2.28 million shares of the Corporation's common stock from time to time in open market transactions. As of September 30, 1995 a total of 169,500 shares of stock had been repurchased at a cost of $1.9 million.

     On October 25, 1995 the Board of Directors declared a cash dividend of $.07 per share on the common stock of the Corporation, payable on November 16, 1995 to shareholders of record on November 6, 1995.


OTHER DEVELOPMENTS

     During the third quarter of 1995 the Bank announced an agreement to acquire, for $85 million in cash, First Los Angeles Bank, a 10 branch bank headquartered in Century City with total assets of $848 million at September 30, 1995. On November 2, 1995 the Bank received conditional approval for the acquisition from its primary regulator, the Office of the Comptroller of the Currency. The Company has filed with the Federal Reserve Board a request for waiver of the Board's approval of the transaction under the Bank Holding Company Act, but has not yet received a response. The acquisition is expected to close at the end of 1995 or shortly thereafter. At the closing of the acquisition, First Los Angeles Bank will be merged into City National Bank. The acquisition is expected to augment the Bank's business lending portfolio and add to its base of core deposits, both key to growth plans of the Company. The acquisition is expected to be accretive to the Company's earnings during 1996. Interim quarters of 1996 are expected to show results that are increasingly accretive as the cost of integrating the two banks decreases after the first quarter of 1996 and duplicate cost structures are eliminated. Nonperforming assets are expected to increase immediately after the acquisition is consummated due to the addition of First Los Angeles Bank's nonperforming assets. The Company intends to manage the acquired nonperforming assets through a process of enhanced collection efforts and accelerated charge offs, as necessary.

     During the third quarter of 1995 the Company announced that Russell Goldsmith, a seventeen year member of the Board of Directors and former chairman of Republic Pictures, was elected chief executive officer of City National Corporation and chairman and chief executive officer of City National Bank, effective October 16, 1995. Bram Goldsmith will continue as chairman of City National Corporation and a director of both companies.

     On November 3, 1995, Steven D. Broidy, Vice Chairman of City National Corporation and City National Bank, and Chief Administrative Officer of City National Bank announced his resignation effective November 14, 1995.


LIQUIDITY

     The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco, and a portfolio of securities available for sale. Liquidity is also provided by maturing investment securities and loans.

     Average core deposits comprised 75.5% of total funding in the third quarter of 1995, compared to 84.6% in the third quarter of 1994. This decrease has required that the Company increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits the Company has not faced any liquidity constraints. At September 30, 1995, investment securities maturing within one year amounted to $162.0 million, and securities available for sale amounted to $209.9 million. Maturing loans also provide liquidity, and $825.4 million of the Bank's loans are scheduled to mature in the next twelve months.

     The following table shows that the Company's positive interest rate sensitivity gap increased from $95.9 million at September 30, 1994 to $110.0 million at September 30, 1995 due primarily to the decrease in core deposit funding. Despite replacing these deposits with short term federal funds purchased and securities sold under repurchase agreements, growth in the variable rate loans and short term maturity loans increased to a greater extent. The Company's asset sensitive position during the past period of rising interest rates had a positive effect on net interest income. The recent decreases in interest rates, if continued, could negatively impact net interest income in the future if the Company's balance sheet continues to be asset sensitive.

     The Company continuously evaluates strategies to minimize the decrease in net interest income caused by decreases in interest rates and implement specific strategies as circumstances warrant. During the quarter the Company increased the balance of fixed rate loans in its portfolio by originating and purchasing fixed rate residential first mortgages. The Company also entered into a $25 million interest rate swap in order to transform its long term fixed rate debt into a quarterly repricing obligation.

Interest Rate Sensitivity Management

At September 30, 1995 and 1994, the Company's distribution of rate-sensitive assets and liabilities was as follows:

                                                                                         Maturing or repricing in
                                                                        -----------------------------------------------------------
                                                                                      After 3      After 1 year
                                                                         3 months    months but     but within     After
                                                                          or less   within 1 year    5 years      5 years    Total
                                                                         --------   -------------  ------------  --------   --------
September 30, 1995                                                                         (Dollars in millions)
Rate-sensitive assets:
   Interest-bearing deposits in other banks............................. $    0.7      $  -           $  -       $    -     $    0.7
   Loans................................................................  1,201.8       245.5          149.0        269.5    1,865.8
   Investment securities................................................     65.2        84.1          175.8        193.9      519.0
   Securities available for sale........................................     26.6         -            111.4         71.9      209.9
   Trading account......................................................     29.0         -              -            -         29.0
   Federal funds sold and securities
      purchased with agreement to resell................................    168.5         -              -            -        168.5
                                                                         --------      ------         ------      -------   --------
      Total rate-sensitive assets.......................................  1,491.8       329.6          436.2        535.3    2,792.9
                                                                         --------      ------         ------      -------   --------

Rate-sensitive liabilities: (1)
   Interest checking....................................................    262.1         -              -            -        262.1
   Money market deposits................................................    560.2         -              -            -        560.2
   Savings deposits.....................................................     78.2         -              -            -         78.2
   Other time deposits..................................................     79.8       130.0           30.7          0.7      241.2
   Short-term borrowings................................................    551.1        25.0            -            -        576.1
   Long-term debt.......................................................      -           -             25.0          -         25.0
   Swap on long-term debt...............................................     25.0         -            (25.0)         -          0.0
                                                                         --------      ------         ------      -------   --------
      Total rate-sensitive liabilities..................................  1,556.4       155.0           30.7          0.7    1,742.8
                                                                         --------      ------         ------      -------   --------

Interest rate sensitivity gap........................................... $  (64.6)     $174.6         $405.5     $  534.6   $1,050.1
                                                                         ========      ======         ======     ========   ========

Cumulative interest rate sensitivity gap................................ $  (64.6)     $110.0         $515.5     $1,050.1
                                                                         ========      ======         ======     ========

Cumulative ratio of rate-sensitive assets to rate-sensitive liabilities.      96%        106%           130%         160%       160%
                                                                         ========      ======         ======     ========   ========

                                                                                         Maturing or repricing in
                                                                        -----------------------------------------------------------
                                                                                      After 3      After 1 year
                                                                         3 months    months but     but within     After
                                                                          or less   within 1 year    5 years      5 years    Total
                                                                         --------   -------------  ------------  --------   --------
September 30, 1994                                                                         (Dollars in millions)
Rate-sensitive assets:
   Interest-bearing deposits in other banks............................. $    0.7      $  -           $           $   -    $     0.7
   Loans................................................................  1,061.1       227.2          142.8         47.2    1,478.3
   Investment securities................................................     45.0        90.3          285.1        305.9      726.3
   Securities available for sale........................................      -           -            133.1         59.1      192.2
   Trading account......................................................     41.8         -              -            -         41.8
   Federal funds sold and securities
      purchased with agreement to resell................................    183.0         -              -            -        183.0
                                                                         --------      ------         ------      -------   --------
      Total rate-sensitive assets.......................................  1,331.6       317.5          561.0        412.2    2,622.3
                                                                         --------      ------         ------      -------   --------

Rate-sensitive liabilities: (1)
   Interest checking....................................................    279.3         -              -            -        279.3
   Money market deposits................................................    704.5         -              -            -        704.5
   Savings deposits.....................................................     87.6         -              -            -         87.6
   Other time deposits..................................................    120.8        64.1           35.3          -        220.2
   Short-term borrowings................................................    296.9         -              -            -        296.9
                                                                         --------      ------         ------      -------   --------
      Total rate-sensitive liabilities..................................  1,489.1        64.1           35.3          -      1,588.5
                                                                         --------      ------         ------      -------   --------

Interest rate sensitivity gap........................................... $ (157.5)     $253.4         $525.7     $  412.2   $1,033.8
                                                                         ========      ======         ======     ========   ========

Cumulative interest rate sensitivity gap................................ $ (157.5)     $ 95.9         $621.6     $1,033.8
                                                                         ========      ======         ======     ========

Cumulative ratio of rate-sensitive assets to rate-sensitive liabilities.       89%       106%           139%         165%       165%
                                                                         ========      ======         ======     ========   ========

   (1) Customer deposits which are subject to immediate withdrawal are presented as repricing within 3 months or less. The distribution of other time deposits is based on scheduled maturities.

PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

          None


ITEM 5.   OTHER INFORMATION.

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.21 Stock Purchase Agreement dated August 17, 1995 by and among City National Bank, First Los Angeles Bank, San Paolo U.S. Holding Company and San Paolo Bank Holding S.P.A. (confidential information omitted pursuant to Rule 24b-2)

               27.    Financial Data Schedule


          (b)  Reports on Form 8-K

               Report dated August 17, 1995; reporting the stock purchase agreement by and among City National Bank, a wholly owned subsidiary of the registrant, First Los Angeles Bank, San Paolo U.S. Holding Company, and San Paolo Bank Holding S.P.A.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CITY  NATIONAL CORPORATION
                                                --------------------------------
                                                (Registrant)



DATE:      November 10, 1995                    /s/ Frank P. Pekny
       -------------------------                --------------------------------
                                                FRANK P. PEKNY
                                                Executive Vice President and
                                                Treasurer