Form 10-Q/A
period 1995-09-30
CITY NATIONAL CORP
filed 1996-02-06
CIK 201461

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                  FORM 10-Q/A


                               FIRST AMENDMENT TO
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter ended September 30, 1995   Commission File Number 1-10521



                           CITY NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                        95-2568550
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)



        400 North Roxbury Drive, Beverly Hills, California    90210
            (Address of principal executive offices)        (Zip Code)


       Registrant's telephone number, including area code:    (213) 550-5553



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes    X                      No
                -------                      -------

Number of shares of common stock outstanding at October 31, 1995: 45,538,422

PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            10.21 Stock Purchase Agreement dated August 17, 1995 by and among
                  City National Bank, First Los Angeles Bank, San Paolo U.S. Holding Company and San Paolo Bank Holding S.P.A.

            27. Financial Data Schedule (incorporated by reference to Exhibit 27 to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995, filed on November 10,
                  1995)

       (b)  Reports on Form 8-K

            Report dated August 17, 1995; reporting the stock purchase agreement by and among City National Bank, a wholly-owned subsidiary of the registrant, First Los Angeles Bank, San Paolo U.S. Holding Company and San Paolo Bank Holding S.P.A.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CITY NATIONAL CORPORATION
                                           -------------------------
                                           (Registrant)



DATE:  February 2, 1996                    /s/ Richard H. Sheehan, Jr.
      -------------------                  -----------------------------
                                           RICHARD H. SHEEHAN, JR.,
                                           Senior Vice President,
                                           Secretary and General Counsel