Form 10-K405
period 1995-12-31
CITY NATIONAL CORP
filed 1996-03-14
CIK 201461

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1995            COMMISSION FILE NUMBER 1-10521

                               ----------------

                           CITY NATIONAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              95-2568550
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       400 NORTH ROXBURY DRIVE,                         90210
       BEVERLY HILLS, CALIFORNIA                     (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 888-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                           ON WHICH REGISTERED
           -------------------                          ---------------------
      Common Stock, $1.00 par value                    New York Stock Exchange

       NO SECURITIES ARE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                   ---    ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Number of shares of common stock outstanding at February 23, 1996:
44,381,321

  Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 23, 1996:

                                 $510,086,918
                      DOCUMENTS INCORPORATED BY REFERENCE

  THE INFORMATION REQUIRED TO BE DISCLOSED PURSUANT TO PART III OF THIS REPORT EITHER SHALL BE (i) DEEMED TO BE INCORPORATED BY REFERENCE FROM SELECTED PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR CITY NATIONAL CORPORATION'S 1996 ANNUAL MEETING OF SHAREHOLDERS, IF SUCH PROXY STATEMENT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO THE REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE CORPORATION'S MOST RECENTLY COMPLETED FISCAL YEAR, OR (ii) INCLUDED IN AN AMENDMENT TO THIS REPORT FILED WITH THE COMMISSION ON FORM 10-K/A.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  The Bank, which was founded in 1953, conducts business in Southern California and during 1995 operated 14 banking offices in Los Angeles County, one in Orange County, and one in San Diego County. On December 31, 1995, the Bank completed its acquisition of First Los Angeles Bank (First LA), a ten branch bank based in Century City, California, for $85.0 million in cash. First LA had total assets of $867.0 million at the date of acquisition. In February 1996, the Bank consolidated the Beverly Hills and Downtown Los Angeles branches of First LA with its existing branches and also consolidated the Bank's Newport Beach retail branch with the former First LA MacArthur Court branch.

  The Bank primarily serves middle-market companies, professional and business borrowers and associated individuals with commercial banking and fiduciary needs. The Bank provides revolving lines of credit, term loans, asset based loans, real estate secured loans, residential first trust deed mortgages, trade facilities, and deposit, cash management and other business services. The Bank's City National Investments Division offers personal, employee benefit and estate services, and deals in money market and other investments for its own account and for its customers. The Bank offers mutual funds and annuity products in association with other companies.

 Competition

  The banking business is highly competitive. The Bank competes with domestic and foreign banks for deposits, loans and other banking business. In addition, other financial intermediaries, such as savings and loans, money market mutual funds, credit unions and other financial services companies, compete with the Bank.

  Non-depository institutions can be expected to increase the extent to which they act as financial intermediaries. Large institutional borrowers and sources of non-bank credit may also increase the extent to which they interact directly, meeting business credit needs outside the banking system. Furthermore, the geographic constraints on portions of the financial services industry can be expected to continue to erode.

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

  In September 1994, the Riegle-Neal Interstate Banking and Branch Efficiency Act (the Riegle-Neal Act) was enacted. Under the Riegle-Neal Act, interstate banking is allowed in three different forms:

  . Effective September 1995, a bank owned by a holding company may acquire a subsidiary bank anywhere in the United States.

  . Effective September 1995, a bank owned by a holding company may act as an agent in accepting deposits or servicing loans for any other bank or savings or loan owned by the holding company.

  . Effective June 1, 1997, a bank may establish a branch or merge with a bank in another state, but only if the bank's home state permits interstate mergers and branches, and the other state has not passed a law to prohibit interstate mergers or branches.

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

  A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with the extension of credit.

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

  The Corporation's principal asset is its investment in, and its loans and advances to, the Bank. Bank dividends are one of the Corporation's principal sources of liquidity. The Bank's ability to pay dividends is limited by certain statutes and regulations. OCC approval is required for a national bank to pay a dividend if the total of all dividends declared in any calendar year exceeds the total of the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus. A national bank may not pay any dividend that exceeds its net profits then on hand after deducting its loan losses and bad debts, as defined by the OCC. The OCC and the Federal Reserve Board have also issued banking circulars emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and other factors. National banks that are not in compliance with regulatory capital requirements generally are not permitted to pay dividends. The Bank is in compliance with such requirements. The OCC also can prohibit a national bank from engaging in an unsafe or unsound practice in its business. Depending on the bank's financial condition, payment of dividends could be deemed to constitute an unsafe or unsound practice. Except under certain circumstances and with prior regulatory approval, a bank may not pay a dividend if, after so doing, it would be undercapitalized. The Bank's ability to pay dividends in the future is, and could be further, influenced by regulatory policies or agreements and by capital guidelines.

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

  The Bank is insured by the FDIC and therefore is subject to its regulations. Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provided authority for special assessments against insured deposits and required the FDIC to develop a general risk-based assessment system. During 1995, the Bank Insurance Fund reached its targeted level of 1.25% of estimated insured deposits. The FDIC has reduced the assessment rate for well capitalized banks to $2,000 per year for 1996.

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

  In the most recently completed CRA compliance examination, conducted in 1995, the OCC assigned the Bank a rating of "Satisfactory," the second highest of four possible ratings. From time to time, banking legislation has been proposed that would require consideration of the Bank's CRA rating in connection with applications by the Corporation or the Bank to the Federal Reserve Board or the OCC for permission to engage in additional lines of business. The Corporation cannot predict whether such legislation will be adopted, or its effect upon the Bank and the Corporation if adopted. In April 1995, the federal regulatory agencies issued a comprehensive revision to the rules governing CRA compliance. In assigning a CRA rating to a bank, the new regulations place greater emphasis on measurements of performance in the areas of lending (specifically, the bank's home mortgage, small business, small farm and community development loans), investment (the bank's community development investments) and service (the bank's community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank's community and its capacity and constraints in meeting such needs. The new regulations also require increased collection and reporting of data regarding certain kinds of loans. Although the regulations became generally effective on July 1, 1995, various provisions have different effective dates, and the new CRA evaluation criteria will go into effect for examinations beginning on July 1, 1997. Although management cannot predict the impact of the substantial changes in the new rules on the Bank's CRA rating, it will continue to take steps to comply with the requirements in all respects.

  In 1995, the OCC adopted regulations under FDICIA incorporating guidelines establishing standards for safety and soundness, including operational and managerial standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits, as well as prohibiting compensation deemed excessive. If the OCC finds that a bank has failed to meet any applicable standard, it may require the institution to submit an acceptable plan to achieve compliance, and if the bank fails to comply, the OCC must, by order, require it to correct the deficiency. The guidelines are general in nature and are not expected to require material changes in the Bank's operations.

  The OCC has enforcement powers with respect to national banks for violations of federal laws or regulations that are similar to the powers of the Federal Reserve Board with respect to bank holding companies and nonbanking subsidiaries. See "Bank Holding Companies," above.


 Capital Adequacy Requirements

  Both the Federal Reserve Board and the OCC have adopted similar, but not identical, "risk-based" and "leverage" capital adequacy guidelines for bank holding companies and national banks, respectively. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for risk-free assets (e.g., cash) to 100% for relatively high-risk assets (e.g., commercial loans). These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base. Certain off-balance sheet items (e.g., standby letters of credit) are added to the risk-adjusted asset base. The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and national banks is presently 8%, but the Federal Reserve Board and the OCC may increase the minimum ratios applicable to a bank holding company or bank to reflect various kinds of risk. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general loan-loss allowance. As of December 31, 1995, the Corporation had a ratio of total capital to risk-weighted assets (total risk-based capital ratio) of 14.91% and a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 13.60%, while the Bank had a total risk-based capital ratio of 13.95% and a Tier 1 risk-based capital ratio of 12.64%.

  The minimum Tier 1 leverage ratio, consisting of Tier 1 capital to average adjusted total assets, is 3% for bank holding companies and national banks that have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other bank holding companies and national banks are expected to maintain a ratio of at least 1% to 2% or more above the stated minimum. As of December 31, 1995, the Corporation had a Tier 1 leverage ratio of 11.17%, and the Bank's Tier 1 leverage ratio was 10.40%.

  The OCC has adopted regulations under FDICIA establishing capital categories for national banks and requiring prompt corrective actions for undercapitalized institutions. The regulations create five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The following table shows the minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios, all of which must be satisfied for a bank to be classified as well capitalized, adequately capitalized or undercapitalized, respectively, together with the Bank's ratios at December 31, 1995:

                                    MINIMUM TOTAL MINIMUM TIER
                                     RISK-BASED   1 RISK-BASED  MINIMUM TIER 1
                                    CAPITAL RATIO CAPITAL RATIO LEVERAGE RATIO
                                    ------------- ------------- --------------
      City National Bank (at
       December 31, 1995)..........     13.95%        12.64%        10.40%
      Well capitalized(1)..........     10.00%         6.00%         5.00%
      Adequately capitalized.......      8.00%         4.00%         4.00%(2)
      Undercapitalized.............      6.00%         4.00%         3.00%

--------
(1) A bank may not be classified as well capitalized if it is subject to a specific agreement with the OCC to meet and maintain a specified level of capital.
(2)3% for institutions having a composite rating of "1" in the most recent OCC examination.

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

  Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank. In addition, a bank holding company is required to guarantee that its subsidiary bank will comply with any capital restoration plan required under FDICIA. The amount of such a guarantee is limited to the lesser of (i) 5% of the bank's total assets at the time it became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with the capital restoration plan. A holding company guarantee of a capital restoration plan results in a priority claim to the holding company's assets ahead of its other unsecured creditors and shareholders that is enforceable even in the event of the holding company's bankruptcy or the subsidiary bank's insolvency.

ITEM 2. PROPERTIES

  The Company has its principal offices in the City National Bank Building, 400 North Roxbury Drive, Beverly Hills, California 90210, which the Bank owns and occupies. As of December 31, 1995, the Bank and its subsidiaries actively maintained premises composed of 27 banking offices (including offices acquired upon the merger with First LA), a computer center, and certain other properties.

  Since 1967, the Bank's Pershing Square Regional Office and a number of Bank departments have been the major tenant of the office building located at 600 South Olive Street in downtown Los Angeles. The building was originally developed and built by a partnership between a wholly-owned subsidiary of the Bank, Citinational Bancorporation, and Buckeye Construction Co. and Buckeye Realty and Management Corporation (two corporations then affiliated with Mr. Bram Goldsmith, Chairman of the Board of the Corporation); since its completion, the building has been owned by Citinational-Buckeye Building Co., a limited partnership of which Citinational Bancorporation and Olive-Sixth Buckeye Co. are the only general partners, each with a 29% partnership interest. Citinational Bancorporation has an additional 3% interest as a limited partner of Citinational-Buckeye Building Co.; the remainder is held by other, unaffiliated limited partners. Olive-Sixth Buckeye Co. is a limited partnership of which Mr. Goldsmith is a 49% general partner; therefore, Mr. Goldsmith has an indirect 14% ownership interest in Citinational-Buckeye Building Co. The remaining general partner and all limited partners of Olive-Sixth Buckeye Co. are not affiliated with the Corporation. Since 1990, Citinational-Buckeye Building Co. has managed the building, which is expected to require a substantial capital investment, the source of which is uncertain.

  The major encumbrance on real properties owned directly by the Bank or its subsidiaries is a deed of trust on the 600 South Olive Street building, securing a note in favor of City National Bank on which the unpaid principal balance at December 31, 1995, was $16,186,978.

  The Bank's subsidiary, Citinational Bancorporation, also owns two buildings located on Olympic Boulevard in downtown Los Angeles, approximately 80,000 square feet of which is subject to a lease between Citinational Bancorporation and ALLTEL Financial Information Systems, Inc. (formerly Systematics Financial Services, Inc.), that expires on December 31, 2000.

  Twenty-two additional branch locations throughout Southern California and two non-branch locations acquired from First LA are leased by the Bank at annual rentals (exclusive of operating charges and real property taxes) of approximately $10,600,000, with expiration dates ranging from 1996 to 2016, exclusive of renewal options.

ITEM 3. LEGAL PROCEEDINGS

  The Corporation and its subsidiaries are defendants in various pending lawsuits claiming substantial amounts. Based on present knowledge, management and in-house counsel are of the opinion that the final outcome of such lawsuits will not have a material adverse effect upon the Corporation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Shown below are names and ages of all executive officers of the Corporation and officers of the Bank who may be deemed to be executive officers of the Corporation, with indication of all positions and offices with the Corporation and the Bank. Mr. Russell Goldsmith is the son of Mr. Bram Goldsmith.

  Capacities in which served:

                                  PRESENT PRINCIPAL OCCUPATION AND PRINCIPAL
           NAME           AGE       OCCUPATION DURING THE PAST FIVE YEARS
           ----           ---     ------------------------------------------
 Bram Goldsmith.......... 73  Chief Executive Officer (until October 1995) and
                              Chairman of the Board, City National Corporation;
                              Chairman of the Board and Chief Executive
                              Officer, City National Bank, until October 1995
 Russell Goldsmith....... 46  Chief Executive Officer and Vice Chairman, City
                              National Corporation, October 1995 to present;
                              Chairman of the Board and Chief Executive
                              Officer, City National Bank, October 1995 to
                              present; President, Goldsmith Entertainment
                              Company, production and media company, 1994 to
                              1995; Consultant, Spelling Entertainment Group,
                              Inc., television and home video company, 1994 to
                              1995; Chairman of the Board and Chief Executive
                              Officer, Republic Pictures Corporation,
                              entertainment company, until 1994
 George H. Benter, Jr.... 54  President and Chief Operating Officer, City
                              National Bank, since 1992; President, City
                              National Corporation, since 1993; Vice Chairman
                              and Chief Credit Officer, Security Pacific
                              National Bank, commercial bank, until 1992
 Frank P. Pekny.......... 52  Vice Chairman and Chief Financial Officer, City
                              National Bank since 1995; Executive Vice
                              President and Chief Financial Officer, City
                              National Bank, 1992 to October 1995; Executive
                              Vice President and Treasurer/Chief Financial
                              Officer, City National Corporation, since 1992;
                              Executive Vice President, BankAmerica
                              Corporation, bank holding company, April 1992 to
                              September 1992; Executive Vice President,
                              Security Pacific Corporation, bank holding
                              company, 1990 to 1992; Vice Chairman and Chief
                              Financial Officer, Security Pacific National
                              Bank, commercial bank, 1988 to 1992
 Robert A. Moore......... 53  Executive Vice President and Manager, Credit
                              Services, City National Bank, since 1992; Senior
                              Vice President and Chief Credit Officer,
                              Corporate Banking Group, Security Pacific
                              National Bank, commercial bank, 1991 to 1992;
                              Senior Vice President, Wells Fargo Bank,
                              commercial bank, 1988 to 1991
 Jeffery L. Puchalski.... 40  Executive Vice President and Senior Risk
                              Management Officer, Risk Management, City
                              National Bank, from 1991; Principal, The Secura
                              Group, national bank and thrift consulting firm,
                              until 1991
 Richard H. Sheehan, Jr.. 52  Senior Vice President, Secretary and General
                              Counsel, City National Bank and City National
                              Corporation, 1994 to present; Senior Vice
                              President and Assistant General Counsel, Bank of
                              America, NT & SA, commercial bank, 1992 to 1994;
                              Senior Vice President and Assistant General
                              Counsel, Security Pacific National Bank,
                              commercial bank, until 1992
 Heng W. Chen............ 43  Senior Vice President, Finance, City National
                              Bank, from 1988; Assistant Treasurer, City
                              National Corporation, from 1991

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Corporation's common stock is listed and traded principally on the New York Stock Exchange under the symbol "CYN." Information concerning the range of high and low sales prices for the Corporation's common stock, and the dividends declared, for each quarterly period within the past two fiscal years is set forth below.

                                                                       DIVIDENDS
     QUARTER ENDED                                        HIGH   LOW   DECLARED
     -------------                                       ------ ------ ---------
     1995
     March 31........................................... $12.38 $10.00   $.05
     June 30............................................  11.75   9.75    .07
     September 30.......................................  15.38  11.25    .07
     December 31........................................  14.25  12.63    .07
     1994
     March 31........................................... $ 9.25 $ 7.13   $ --
     June 30............................................  11.75   8.00     --
     September 30.......................................  12.13   9.88     --
     December 31........................................  11.63   8.25    .05

  As of February 23, 1996 the closing price of the Corporation's common stock on the New York Stock Exchange was $13.625 per share. As of the date, there were approximately 2,275 record holders of the Corporation's common stock.

  For a discussion of dividend restrictions on the Corporation's common stock, see Note 14 (Availability of Funds From Subsidiaries, Restrictions on Cash Balances; Capital) to the consolidated financial statements on page A-45 of this report.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this item appears on page A-2, under the caption "SELECTED FINANCIAL INFORMATION," and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  The information required by this item appears on pages A-3 through A-25, under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS," and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item appears on pages A-28 through A-50, and on page A-26 under the captions "1995 QUARTERLY OPERATING RESULTS" and "1994 QUARTERLY OPERATING RESULTS" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item, to the extent not included under the caption "Executive Officers of the Registrant" in Part I of this report, or below, will appear under the caption "Election of Directors" in the Corporation's definitive proxy statement for the 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1996 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

  The Corporation's Board is composed of the following directors:

                NAME                           OCCUPATION AND EMPLOYER
                ----                           -----------------------
George H. Benter, Jr................ President and Chief Operating Officer, City
                                     National Bank and City National Corporation
Richard L. Bloch.................... President, Pinon Farm, Inc., equestrian training facility
Mirion P. Bowers, M.D............... President and Chief Executive Officer,
                                     Hospital of Good Samaritan, acute care
                                     hospital; practicing physician
Stuart D. Buchalter................. Of counsel, Buchalter, Nemer, Fields &
                                     Younger, a Professional Corporation, law
                                     firm
Bram Goldsmith...................... Chairman of the Board, City National
                                     Corporation
Russell Goldsmith................... Vice Chairman and Chief Executive Officer,
                                     City National Corporation; Chairman of the
                                     Board and Chief Executive Officer, City
                                     National Bank
Burton S. Horwitch.................. Chairman, Deena, Inc., manufacturer of women's apparel
Charles E. Rickershauser, Jr........ Attorney
Edward Sanders...................... Principal, Sanders, Barnet, Goldman, Simons
                                     & Mosk, a Professional Corporation, law
                                     firm
Andrea L. Van De Kamp............... Senior Vice President and Managing Director
                                     of West Coast Operations, Sotheby's,
                                     appraisals and auctions
Kenneth Ziffren..................... Senior partner, Ziffren, Brittenham, Branca
                                     & Fischer, law firm

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will appear under the captions "Compensation of Directors and Executive Officers," "Board Compensation and Directors Nominating Committee Report on Executive Compensation" and "Stockholder Return Graph" in the 1996 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to those portions of the 1996 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will appear under the caption "Record Date, Number of Shares Outstanding and Voting Rights; Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1996 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1996 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will appear under the caption "Certain Transactions With Management and Others" in the 1996 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1996 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A. Also see Note 5 (Loans and Allowance for Credit Losses) to the consolidated financial statements on page A-38 of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this report:

  1. Financial Statements:

      Managements' Responsibility for Financial Statements............... A-27
      Independent Auditors' Report....................................... A-28
      Consolidated Balance Sheet at December 31, 1995 and 1994........... A-29
      Consolidated Statement of Operations for each of the years in the three-year period ended December 31, 1995......................... A-30
      Consolidated Statement of Cash Flows for each of the years in the three-year period ended December 31, 1995......................... A-31
      Consolidated Statement of Changes in Shareholders' Equity for each of the years in the three-year period ended December 31, 1995..... A-32
      Notes to Consolidated Financial Statements......................... A-33
      Condensed Balance Sheet (Parent Company) at December 31, 1995 and
       1994.............................................................. A-49
      Condensed Statement of Operations (Parent Company) for each of the years in the three-year period ended December 31, 1995............ A-49
      Condensed Statement of Cash Flows (Parent Company) for each of the years in the three-year period ended December 31, 1995............ A-50

  2. All other schedules and separate financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they are not applicable.

  3. Exhibits (listed by numbers corresponding to Exhibit Table of Item 601 in Regulation S-K)

       NO.
     -------
      3.1    Certificate of Incorporation (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)
      3.2    By-Laws, as amended to date (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)
     10.1    Data Processing Agreement by and between Systematics, Inc. and
             City National Bank dated January 1, 1991, as amended (This Exhibit is incorporated by reference to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1991.)
     10.2.2  Employment Agreement made as of March 21, 1995 by and between Bram
             Goldsmith and City National Bank (This Exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1995.) (Exhibit A to Employment Agreement is incorporated by reference to Exhibit 10.3 to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1991 and by reference to Exhibit 10.3.1 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended March 31, 1995.)
     10.3    Split Dollar Life Insurance Agreement Collateral Assignment Plan
             between City National Bank and the Goldsmith 1980 Insurance Trust,
             dated as of June 13, 1980, as amended to date (This Exhibit is incorporated by reference to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1991.)
     10.3.1  Fifth Amendment to Split Dollar Life Insurance Agreement
             Collateral Assignment Plan dated as of May 5, 1995.
     10.6    Lease dated January 11, 1991, between Citinational-Buckeye
             Building Co. and City National Bank for rental of space on the
             20th floor until December 31, 1996, as amended (This Exhibit is incorporated by reference to the Company's Annual Report on Form
             10-K for the year ended December 31, 1991.)
     10.7    Lease dated September 30, 1991, between Citinational-Buckeye
             Building Co. and City National Bank for rental of space on the 9th floor until December 31, 1996 (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)
     10.13   Asset Purchase Agreement by and between Systematics Financial
             Services, Inc. and City National Bank, dated December 17, 1992
             (This Exhibit is incorporated by reference to the Company's Annual
             Report in Form 10-K for the year ended December 31, 1992.)
     10.18   Asset Sale Agreement (Pool 1) by and between City National Bank as
             Seller and WHC-THREE Investors, L.P., as Purchaser, dated November
             1, 1993 (This Exhibit is incorporated by reference to the
             Company's Annual Report on Form 10-K for the year ended December
             31, 1993.)
     10.19   Asset Sale Agreement (Pools 2 Through 6) by and between City
             National Bank as Seller and WHC-THREE Investors, L.P., as
             Purchaser, dated November 1, 1993 (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)
     10.20   Purchase and Sale Agreement and Escrow Instructions dated March 2,
             1995 by and between Weddington Investment Partnership and City
             National Bank for purchase of the property located at 12515
             Ventura Boulevard, Studio City, California (This Exhibit is
             incorporated by reference to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1995.)
     10.21   Stock Purchase Agreement dated August 17, 1995 by and among City
             National Bank, First Los Angeles Bank, San Paolo U.S. Holding
             Company and San Paolo Bank Holding S.P.A. (This Exhibit is
             incorporated by reference to the Company's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1995.)
     10.21.1 Amendment to Stock Purchase Agreement dated December 1995, by and among City National Bank, First Los Angeles Bank, San Paolo U.S.
             Holding Company and San Paolo Bank Holding S.P.A. (This Exhibit is
             incorporated by reference to Exhibit 2.2 to the Company's Current
             Report on Form 8-K dated January 11, 1996.)
     10.22   Employment Agreement dated as of October 16, 1995, between Russell
             Goldsmith and City National Bank

       NO.
     -------
     10.22.1 Stock Option Agreement Under the City National Corporation 1985
             Stock Option Plan dated as of October 16, 1995, between City
             National Corporation and Russell Goldsmith
     10.23   Agreement for Separation From Employment and Release dated
             November 3, 1995, between City National Bank and Steven D. Broidy
     10.24   City National Corporation 1995 Omnibus Plan
     21      Subsidiaries of the registrant
     23.1    Consent of KPMG Peat Marwick LLP
     27      Financial Data Schedule

  (b) During the calendar quarter ended December 31, 1995, the registrant did not file any current reports on Form 8-K.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          City National Corporation
                                           (Registrant)

                                              /s/    Russell Goldsmith
                                          By __________________________________
                                                     Russell Goldsmith
                                                  Chief Executive Officer

February 28, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


      /s/ Russell Goldsmith          Vice Chairman, Chief          February 28, 1996
____________________________________   Executive Officer and
         Russell Goldsmith             Director
   (Principal Executive Officer)

        /s/ Frank P. Pekny           Executive Vice President and  February 28, 1996
____________________________________   Chief Financial Officer
           Frank P. Pekny
   (Principal Financial Officer)

        /s/ Heng W. Chen             Assistant Treasurer           February 28, 1996
____________________________________
            Heng W. Chen
   (Principal Accounting Officer)

       /s/ Bram Goldsmith            Chairman of the Board and     February 28, 1996
____________________________________   Director
           Bram Goldsmith

    /s/ George H. Benter, Jr.        President and Director        February 28, 1996
____________________________________
       George H. Benter, Jr.

      /s/ Richard L. Bloch           Director                      February 28, 1996
____________________________________
          Richard L. Bloch

    /s/ Mirion P. Bowers, M.D.       Director                      February 28, 1996
____________________________________
       Mirion P. Bowers, M.D.

     /s/ Stuart D. Buchalter         Director                      February 28, 1996
____________________________________
        Stuart D. Buchalter

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


     /s/ Burton S. Horwitch          Director                      February 28, 1996
____________________________________
         Burton S. Horwitch

 /s/ Charles E. Rickershauser, Jr.   Director                      February 28, 1996
____________________________________
   Charles E. Rickershauser, Jr.

       /s/ Edward Sanders            Director                      February 28, 1996
____________________________________
           Edward Sanders

    /s/ Andrea L. Van De Kamp        Director                      February 28, 1996
____________________________________
       Andrea L. Van De Kamp

       /s/ Kenneth Ziffren           Director                      February 28, 1996
____________________________________
          Kenneth Ziffren

                   CITY NATIONAL CORPORATION AND SUBSIDIARIES
                            INDEX TO FINANCIAL DATA

                                                                            PAGE
                                                                            ----
FINANCIAL HIGHLIGHTS.......................................................  A-1
SELECTED FINANCIAL INFORMATION.............................................  A-2
MANAGEMENT'S DISCUSSION AND ANALYSIS
  Overview.................................................................  A-3
  Operations Summary Analysis..............................................  A-5
  Balance Sheet Analysis................................................... A-12
CONSOLIDATED FINANCIAL STATEMENTS
  Management's Responsibility for Financial Statements..................... A-27
  Independent Auditors' Report............................................. A-28
  Consolidated Balance Sheet............................................... A-29
  Consolidated Statement of Operations..................................... A-30
  Consolidated Statement of Cash Flows..................................... A-31
  Consolidated Statement of Changes in Shareholders' Equity................ A-32
  Notes to Consolidated Financial Statements............................... A-33

                             FINANCIAL HIGHLIGHTS

   DOLLARS IN
   THOUSANDS,                                                        INCREASE
EXCEPT PER SHARE                                                    (DECREASE)
     AMOUNTS                                   1995        1994       AMOUNT
----------------                            ----------  ----------  ----------
FOR THE YEAR
  Net income............................... $   48,792  $   37,163  $   11,629
  Net income, per common share.............       1.06        0.81        0.25
  Dividends, per common share..............       0.26        0.05        0.21
AT YEAR END
  Assets................................... $4,157,551  $3,012,775  $1,144,776
  Deposits.................................  3,248,035   2,417,762     830,273
  Loans(1).................................  2,346,611   1,643,918     702,693
  Securities...............................    975,407     749,435     225,972
  Shareholders' equity.....................    366,957     330,721      36,236
  Book value, per common share.............       8.19        7.32        0.87
AVERAGE BALANCES
  Assets................................... $2,849,807  $2,831,471  $   18,336
  Deposits.................................  2,062,412   2,241,175    (178,763)
  Loans(1).................................  1,758,671   1,537,997     220,674
  Securities...............................    705,122     854,823    (149,701)
  Shareholders' equity.....................    350,551     313,196      37,355
SELECTED RATIOS
  Return on average assets.................       1.71%       1.31%       0.40%
  Return on average shareholders' equity...      13.92       11.87        2.05
  Tier 1 leverage..........................      11.17       11.87       (0.70)
  Tier 1 risk-based capital................      13.60       17.50       (3.90)
  Total risk-based capital.................      14.91       18.81       (3.90)
  Dividend payout ratio....................      24.53        6.17       18.36

--------
(1) Data for 1994 have been reclassified to reflect adoption of Statements of Financial Accounting Standards 114 and 118.

                        SELECTED FINANCIAL INFORMATION

                                 AS OF OR FOR THE YEAR ENDED DECEMBER 31,
DOLLARS IN THOUSANDS,     ------------------------------------------------------------
EXCEPT PER SHARE DATA        1995        1994        1993         1992         1991
---------------------     ----------  ----------  ----------   ----------   ----------
STATEMENT OF OPERATIONS
 DATA:
 Interest income........  $  217,594  $  181,825  $  169,792   $  233,049   $  360,834
 Interest expense.......      55,331      38,414      41,996       84,433      180,319
                          ----------  ----------  ----------   ----------   ----------
 Net interest income....     162,263     143,411     127,796      148,616      180,515
 Provision for credit
  losses(1).............         --        7,535      60,163      128,878      118,600
 Noninterest income
  (other than gains and
  losses on securities
  transactions).........      35,162      36,180      45,810       45,365       43,332
 Gains (losses) on
  securities
  transactions..........        (596)     (3,383)        --         1,629          --
 Noninterest expense
  (other than ORE and
  consolidation
  charge)(1)............     118,684     121,296     129,226      150,546      148,302
 Consolidation charge...         --          --       12,000          --           --
 ORE expense
  (income)(1)...........        (608)     (5,297)     (4,489)       8,788        1,948
                          ----------  ----------  ----------   ----------   ----------
 Income (loss) from
  continuing operations
  before taxes..........      78,753      52,674     (23,294)     (92,602)     (45,003)
 Income taxes (benefit).      29,961      15,511      (9,260)     (32,450)     (22,387)
                          ----------  ----------  ----------   ----------   ----------
 Income (loss) from
  continuing operations.      48,792      37,163     (14,034)     (60,152)     (22,616)
 Income from
  discontinued
  operations............         --          --        7,128          804        1,396
                          ----------  ----------  ----------   ----------   ----------
  Net income (loss).....  $   48,792  $   37,163  $   (6,906)  $  (59,348)  $  (21,220)
                          ==========  ==========  ==========   ==========   ==========
PER SHARE DATA:
 Income (loss) per share
  from continuing
  operations............  $     1.06  $     0.81  $    (0.35)  $    (1.87)  $    (0.70)
 Net income (loss) per
  share.................        1.06        0.81       (0.17)       (1.84)       (0.66)
 Cash dividends
  declared..............        0.26        0.05         --           --          0.32
 Book value per share...        8.19        7.32        6.62         7.07         8.91
 Shares used to compute
  income (loss) per
  share.................      45,886      45,626      39,580       32,240       32,214
BALANCE SHEET DATA--AT
 PERIOD END:
 Assets.................  $4,157,551  $3,012,775  $3,100,626   $3,514,102   $4,571,262
 Loans(1)...............   2,346,611   1,643,918   1,628,803    2,167,992    2,662,077
 Securities.............     975,407     749,435     904,481      443,922      731,196
 Interest-earning
  assets(1).............   3,784,245   2,716,524   2,838,698    3,105,978    4,040,757
 Deposits...............   3,248,035   2,417,762   2,526,767    2,911,276    3,664,219
 Shareholders' equity...     366,957     330,721     298,074      227,944      287,064
BALANCE SHEET DATA--
 AVERAGE BALANCES:
 Assets.................  $2,849,807  $2,831,471  $2,944,461   $3,918,949   $4,605,075
 Loans(1)...............   1,758,671   1,537,997   1,762,663    2,403,657    2,869,081
 Securities.............     705,122     854,823     517,059      548,734      665,071
 Interest-earning
  assets(1).............   2,624,436   2,594,241   2,623,164    3,550,920    4,180,860
 Deposits...............   2,062,412   2,241,175   2,380,106    3,133,109    3,706,621
 Shareholders' equity...     350,551     313,196     260,649      259,629      318,776
ASSET QUALITY:
 Nonaccrual loans(1)....  $   48,124  $   58,801  $   79,303   $  253,089   $  199,431
 ORE(1).................       7,439       4,726       2,052        8,637       26,368
                          ----------  ----------  ----------   ----------   ----------
  Total nonaccrual loans
   and ORE..............  $   55,563  $   63,527  $   81,355   $  261,726   $  225,799
                          ==========  ==========  ==========   ==========   ==========
Assets held for
 accelerated
 disposition............  $      --   $      --   $   17,450   $      --    $      --
                          ==========  ==========  ==========   ==========   ==========
PERFORMANCE RATIOS:
 Return on average
  assets................        1.71%       1.31%      (0.23)%      (1.51)%      (0.46)%
 Return on average
  shareholders' equity..       13.92       11.87       (2.65)      (22.84)       (6.65)
 Net interest spread(1).        4.84        4.60        4.12         3.44         3.30
 Net interest margin(1).        6.26        5.57        4.92         4.30         4.47
 Average shareholders'
  equity to average
  assets................       12.30       11.06        8.85         6.62         6.92
ASSET QUALITY RATIOS:
 Nonaccrual loans to
  total loans(1)........        2.05%       3.58%       4.87 %      11.67 %       7.49 %
 Nonaccrual loans and
  ORE to total
  assets(1).............        1.34        2.11        2.62         7.45         4.94
 Allowance for credit
  losses to total
  loans(1)..............        5.60        6.41        6.78         6.28         4.72
 Allowance for credit
  losses to nonaccrual
  loans(1)..............      273.28      179.15      139.34        53.77        63.06
 Net charge offs
  (recoveries) to
  average loans(1)......       (0.40)       0.83        4.78         4.93         1.84

--------
(1) Data for years prior to 1995 have been reclassified to reflect adoption of Statements of Financial Accounting Standards 114 and 118.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

  City National Corporation (the "Company") is the holding company for City National Bank (the "Bank"). Because the Bank comprises substantially all of the business of the Company, references to the "Company" mean the Company and the Bank together.

  At the close of business December 31, 1995 the Bank purchased all the outstanding stock of First Los Angeles Bank ("First LA"), which was immediately merged into the Bank. The business combination has been accounted for as a purchase transaction; consequently the consolidated financial statements and management's discussion and analysis that follow include the balances of First LA as of December 31, 1995, but do not include the results of operations or average balances of First LA for the years ended December 31, 1995, 1994 and 1993.

  Consolidated net income was $48.8 million, or $1.06 per share in 1995, compared to $37.2 million or $.81 per share in 1994. The increased net income reflects the improved credit quality of the Company during the year, the benefit of rising interest rates on net interest income as the result of the Company's asset sensitive position, and moderate increases in average earning asset levels during the year. Net interest income in 1995 increased $18.9 million over 1994, the provision for credit losses decreased $7.5 million compared with 1994, and securities losses in 1995 were $.6 million, compared with losses of $3.4 million in 1994. Offsetting these improvements to earnings were increases in income taxes of $14.5 million in 1995, compared with 1994, and a reduction in ORE income of $4.7 million in 1995.

  The return on average assets was 1.71% and the return on average common equity was 13.92% in 1995 compared with 1.31% and 11.87%, respectively, in 1994.

  Average assets increased from $2,831.5 million in 1994 to $2,849.8 million in 1995, an increase of $18.3 million or 0.6%, largely due to the increase in average loans offset by lower securities balances. Total average loans increased $220.7 million or 14.3% between 1994 and 1995, due primarily to originations and purchases of residential first mortgage loans. Residential first mortgage loans purchased during 1995 totaled $178.1 million and originations totaled $209 million during the year. Average core deposits (checking, savings and money market accounts and time certificates of deposit of less than $100,000) declined from $2,095.7 million in 1994 to $1,922.4 million in 1995, a decrease of $173.3 million or 8.3%. Average borrowed funds increased $166.4 million to $401.9 million during 1995 to replace the decrease in deposit balances.

  Nonaccrual loans totaled $48.1 million at December 31, 1995, or 2.05% of total loans, down from $58.8 million or 3.58% a year earlier. ORE totaled $7.4 million at year end, up from $4.7 million a year earlier. Nonaccrual loans and ORE included in the December 31, 1995 totals above include $12.6 million and $4.9 million, respectively, from the acquisition of First LA.

  The allowance for credit losses at December 31, 1995 was $131.5 million or 5.60% of loans outstanding at year end. Net recoveries of previously charged off loans totaled $7.1 million in 1995, compared with net charge offs of $12.7 million or .83% of average loans in 1994.

  Russell Goldsmith, a seventeen year member of the Board of Directors and former chairman of Republic Pictures, succeeded Bram Goldsmith as Chief Executive Officer of the Corporation and Chairman and Chief Executive Officer of the Bank effective October 16, 1995. Bram Goldsmith continued to serve as Chairman of the Corporation's Board of Directors.

  In November 1993, the Bank announced a consolidation plan to improve efficiency and operational productivity in its branch network. To cover the costs associated with this action, the Bank recorded a consolidation charge of $12.0 million in the fourth quarter of 1993. Completion of this consolidation occurred in the second quarter of 1994 and has resulted in an decrease in noninterest expense of approximately $8 million in 1995 and 1994 before the effects of inflation and other factors.

  Based on its review of the loan portfolio, including loans acquired in the First LA purchase, management considers the allowance for credit losses to be adequate and anticipates that a provision for credit losses may not be required for 1996. However, credit quality will be influenced by underlying trends in the economic cycle, particularly in Southern California, among other factors, which management cannot completely predict. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluations of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for credit losses through charges to the provision for credit losses.

  The Company paid a dividend of $.05 per share of common stock in the first quarter of 1995 and increased the dividend to $.07 per share for the second, third and fourth quarters of 1995. On January 24, 1996 the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $.09 per share to shareholders of record on February 5, 1996, payable on February 15, 1996.

  In May of 1995 the Board of Directors authorized the purchase of up to 5%, or 2.28 million shares of the Corporation's common stock from time to time in open market transactions. As of December 31, 1995 a total of 762,500 shares had been repurchased at a cost of $9.9 million.

OPERATIONS SUMMARY

                                      INCREASE                 INCREASE
                                     (DECREASE)               (DECREASE)
                                    -------------            --------------
                            1995    AMOUNT    %      1994     AMOUNT    %      1993      1992      1991
                          --------  ------   ----  --------  --------  ----  --------  --------  --------
                                      DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
Interest income (1).....  $219,626  $36,666    20  $182,960  $ 11,826     7  $171,134  $237,283  $367,043
Interest expense........    55,331   16,917    44    38,414    (3,582)   (9)   41,996    84,433   180,319
                          --------  -------  ----  --------  --------  ----  --------  --------  --------
Net interest income.....   164,295   19,749    14   144,546    15,408    12   129,138   152,850   186,724
Provision for credit
 losses (2).............       --    (7,535) (100)    7,535   (52,628)  (87)   60,163   128,878   118,600
Noninterest income......    35,162   (1,018)   (3)   36,180    (9,630)  (21)   45,810    45,365    43,332
Gain (loss) on
 securities
 transactions...........      (596)   2,787    82    (3,383)   (3,383)   NM       --      1,629       --
Noninterest expense:
 Staff expense..........    65,375      979     2    64,396    (5,387)   (8)   69,783    83,563    83,211
 Other expense (2)......    53,309   (3,591)   (6)   56,900    (2,543)   (4)   59,443    66,983    65,091
 Consolidation charge...       --       --    --        --    (12,000) (100)   12,000       --        --
 ORE expense
  (income)(2)...........      (608)   4,689    89    (5,297)     (808)  (18)   (4,489)    8,788     1,948
                          --------  -------  ----  --------  --------  ----  --------  --------  --------
   Total................   118,076    2,077     2   115,999   (20,738)  (15)  136,737   159,334   150,250
                          --------  -------  ----  --------  --------  ----  --------  --------  --------
Income (loss) before
 income taxes...........    80,785   26,976    50    53,809    75,761   345   (21,952)  (88,368)  (38,794)
Income taxes (benefit)..    29,961  (14,450)  (93)   15,511   (24,771) (268)   (9,260)  (32,450)  (22,387)
Less adjustments (1)....     2,032      897    79     1,135       207    15     1,342     4,234     6,209
                          --------  -------  ----  --------  --------  ----  --------  --------  --------
Income (loss) from
 continuing operations..    48,792   11,629    31    37,163    51,197   365   (14,034)  (60,152)  (22,616)
Income from discontinued
 operations.............       --       --    --        --     (7,128) (100)    7,128       804     1,396
                          --------  -------  ----  --------  --------  ----  --------  --------  --------
   Net income (loss)....  $ 48,792  $11,629    31  $ 37,163  $ 44,069   638  $ (6,906) $(59,348) $(21,220)
                          ========  =======  ====  ========  ========  ====  ========  ========  ========
   Net income (loss) per
    share...............  $   1.06  $  0.25    31  $   0.81  $   0.98   576  $  (0.17) $  (1.84) $  (0.66)
                          ========  =======  ====  ========  ========  ====  ========  ========  ========

--------
(1) Includes amounts to convert nontaxable income to a fully taxable equivalent basis.
(2) Data for years prior to 1995 have been reclassified to reflect adoption of Statements of Financial Accounting Standards 114 and 118.

OPERATIONS SUMMARY ANALYSIS

NET INTEREST INCOME

 1995 Compared With 1994

  Taxable equivalent net interest income totaled $164.3 million in 1995, up $19.7 million or 13.7% from 1994. The increase from 1994 to 1995 was due to improvement in the net interest margin from 5.57% to 6.26% resulting primarily from the asset sensitive nature of the Bank's balance sheet and the generally higher interest rate levels in 1995, compared with 1994. The recent decreases in interest rates, if continued in 1996, could negatively impact the Company's net interest income in the future.

  Average loans increased from $1,538.0 million in 1994 to $1,758.7 million in 1995, an increase of $220.7 million or 14.3%. The majority of this increase reflects higher average residential first mortgage loans outstanding, up $307.2 million or 446.7%. During 1995 the Bank continued to purchase residential mortgages to supplement its in-house origination program. This increase and an increase in average construction loans of $31.2 million or 173.9% offset decreases in average real estate mortgage loans of $122.3 million or 22.4%. Average loan balances are expected to increase in 1996, resulting from the full year impact of the First LA acquisition and continued loan growth, including purchases of mortgage loans and syndicated commercial loans.

  Average investment securities decreased $174.9 million or 24.5% between 1994 and 1995 as a result of the maturities of securities, the proceeds of which were used to fund loans. Average federal funds sold and securities purchased under resale agreements decreased $57.1 million or 32.9% between 1994 and 1995. Average securities available-for-sale increased $25.2 million or 18.1% between 1994 and 1995.

  Average noninterest-bearing deposits declined from $907.2 million in 1994 to $898.6 million in 1995, a decrease of $8.6 million or .9%, while average interest-bearing core deposits declined from $1,188.5 million in 1994 to $1,023.8 million in 1995, a decrease of $164.7 million or 13.8%. Average time deposits of $100,000 or more decreased $5.4 million or 3.7% between 1994 and 1995. The Bank's interest and noninterest-bearing deposits decreased as a result of disintermediation as depositors were attracted to higher yields on alternative investments, including the money market mutual funds offered by the Bank, and as a result of higher earnings credited to depositors' accounts, thereby allowing them to maintain lower balances to pay for bank services.

  Average federal funds purchased and securities sold under repurchase agreements increased $98.0 million or 45.6% between 1994 and 1995. During 1995 the Bank became a member of the Federal Home Loan Bank of San Francisco (the
FHLB). As of December 31, 1995 the Bank had outstanding borrowings from the FHLB of $90.0 million, of which $65.0 million matures in 1996 and the remaining $25.0 million in 1997. These changes reflect the Company's increased use of wholesale funding sources.

                           RATIOS TO AVERAGE ASSETS

                                          1995   1994   1993    1992    1991
                                          -----  -----  -----   -----   -----
Net interest income (1)..................  5.76%  5.10%  4.39%   3.90%   4.05%
Noninterest income.......................  1.21   1.16   1.56    1.20    0.94
Less provision for credit losses.........   --    0.27   2.04    3.29    2.58
Less noninterest expense:
Staff expense............................  2.29   2.27   2.37    2.13    1.81
Other expense............................  1.87   2.01   2.02    1.71    1.41
Consolidation charge.....................   --     --    0.41     --      --
ORE expense (income)..................... (0.02) (0.19) (0.15)   0.22    0.04
                                          -----  -----  -----   -----   -----
    Total................................  4.14   4.09   4.65    4.06    3.26
                                          -----  -----  -----   -----   -----
Income (loss) before income taxes (1)....  2.83   1.90  (0.74)  (2.25)  (0.85)
                                          -----  -----  -----   -----   -----
Net income (loss) from continuing
 operations..............................  1.71   1.31  (0.47)  (1.53)  (0.49)
Net income from discontinued operations..   --     --    0.24    0.02    0.03
                                          -----  -----  -----   -----   -----
    Net income (loss)....................  1.71%  1.31% (0.23)% (1.51)% (0.46)%
                                          =====  =====  =====   =====   =====

--------
(1) Fully taxable equivalent basis.

 1994 Compared With 1993

  Fully taxable equivalent net interest income totaled $144.5 million in 1994, up $15.4 million or 11.9% from 1993. The increase from 1993 to 1994 was due in part to the favorable impact of higher interest rates during 1994 on the Company's asset-sensitive balance sheet. The net interest margin increased from 4.92% in 1993 to 5.57% in 1994.

  Average loans declined from $1,762.7 million in 1993 to $1,538.0 million in 1994 a decrease of $224.7 million or 12.7%. The majority of this decrease reflected lower average commercial loans outstanding, down $141.7 million or 14.1%. This decline resulted form weak loan demand because of the struggling Southern California economy and the Bank's efforts to achieve a more diversified risk profile in its loan portfolio. Average construction loans decreased $52.8 million or 74.6%, primarily because of the transfer of certain construction loans to the real estate mortgage category after completion of construction and because the Bank had curtailed new construction loan commitments beginning in 1990. Average real estate mortgage loans decreased $83.5 million or 13.3% due to payoffs and charge offs of commercial real estate loans, net of amounts transferred from the construction portfolio. Average residential first mortgages increased to $68.8 million in 1994 from $3.1 million in 1993, primarily as a result of purchases beginning in April of 1994 of residential mortgages originated by third parties.

  Average taxable securities increased $321.9 million or 62.5% between 1993 and 1994 as a result of investing the Company's excess liquidity in government and agency securities. Average federal funds sold and securities purchased under agreements to resell decreased $133.6 million or 43.5% between 1993 and 1994. The Bank's improved financial condition allowed management to reduce the level of liquidity previously being maintained.

  Average noninterest-bearing deposits were $907.2 million in 1994 compared with $914.6 million in 1993, while average interest-bearing core deposits decreased to $1,188.5 million in 1994 from $1,262.3 million in 1993, a decrease of $73.8 million or 5.8%. Average time deposits of $100,000 or more decreased $57.7 million or 28.4% between 1993 and 1994. The Bank's deposit levels were impacted by higher yields available on alternative investments and by the closure of six offices in early 1994, although the latter did not have a significant effect on the Bank's overall deposit levels.

                         CHANGE IN NET INTEREST INCOME

                                     1995 VS 1994                  1994 VS 1993
                             ----------------------------- ------------------------------
                                 INCREASE                      INCREASE
                                (DECREASE)                    (DECREASE)
                                  DUE TO:          NET          DUE TO:           NET
DOLLARS IN THOUSANDS--FULLY  -----------------   INCREASE  ------------------   INCREASE
TAXABLE EQUIVALENT BASIS     VOLUME(1) RATE(1)  (DECREASE) VOLUME(1)  RATE(1)  (DECREASE)
---------------------------  --------- -------  ---------- ---------  -------  ----------
Interest earned on:
  Interest-bearing deposits
   in other banks..........   $   360  $    47   $   407   $     (6)  $    (7)  $   (13)
  Loans....................    20,107   19,291    39,398    (17,938)   16,766    (1,172)
  Taxable securities.......    (9,425)   3,064    (6,361)     9,845    (2,748)    7,097
  State and municipal
   securities..............       434      (37)      397      1,186       (42)    1,144
  Securities available for
   sale....................     1,585      633     2,218      7,545      (692)    6,853
  Trading account
   securities..............       518      340       858       (329)      339        10
  Federal funds sold and
   securities purchased
   under resale agreements.    (2,841)   2,590      (251)    (4,893)    2,800    (2,093)
                              -------  -------   -------   --------   -------   -------
    Total interest-earning
     assets................    10,738   25,928    36,666     (4,590)   16,416    11,826
                              -------  -------   -------   --------   -------   -------
Interest paid on:
  Interest checking........      (174)      54      (120)        25      (646)     (621)
  Money market deposits....    (3,093)   3,773       680     (1,062)     (584)   (1,646)
  Savings deposits.........      (305)     --       (305)      (169)     (217)     (386)
  Other time deposits......      (490)   3,251     2,761     (2,691)      393    (2,298)
  Other borrowings.........     8,466    5,435    13,901     (1,458)    2,827     1,369
                              -------  -------   -------   --------   -------   -------
    Total interest-bearing
     liabilities...........     4,404   12,513    16,917     (5,355)    1,773    (3,582)
                              -------  -------   -------   --------   -------   -------
                              $ 6,334  $13,415   $19,749   $    765   $14,643   $15,408
                              =======  =======   =======   ========   =======   =======

--------
(1) The change in interest due to both rate and volume has been allocated to the change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

NET INTEREST INCOME SUMMARY

                                       1995                            1994
                          ------------------------------- -------------------------------
                                       INTEREST  AVERAGE               INTEREST  AVERAGE
                           AVERAGE     INCOME/   INTEREST  AVERAGE     INCOME/   INTEREST
DOLLARS IN THOUSANDS       BALANCE    EXPENSE(1)   RATE    BALANCE    EXPENSE(1)   RATE
--------------------      ----------  ---------- -------- ----------  ---------- --------
ASSETS
Earning assets (2)
 Loans:
 Commercial loans (3)...  $  874,875   $ 88,629   10.13%  $  865,672   $ 74,893    8.65%
 Real estate-
  construction..........      49,160      6,168   12.55       17,947      1,853   10.32
 Real estate-mortgage
  (3)...................     423,462     42,297    9.99      545,724     45,474    8.33
 Residential first
  mortgage..............     375,932     29,454    7.83       68,768      4,541    6.60
 Installment loans......      35,242      3,570   10.13       39,886      3,959    9.93
                          ----------   --------   -----   ----------   --------   -----
   Total loans (4)......   1,758,671    170,118    9.67    1,537,997    130,720    8.50
                          ----------   --------   -----   ----------   --------   -----
 Due from banks-interest
  bearing...............       7,151        424    5.93          655         17    2.60
 State and municipal
  investment securities.      23,793      1,717    7.22       17,799      1,320    7.42
 Taxable investment
  securities............     516,495     27,709    5.36      697,421     34,070    4.89
 Securities available
  for sale..............     164,834     10,519    6.38      139,603      8,301    5.95
 Federal funds sold and
  securities purchased
  under resale
  agreements............     116,387      7,013    6.03      173,451      7,264    4.19
 Trading account
  securities............      37,105      2,126    5.73       27,315      1,268    4.64
                          ----------   --------   -----   ----------   --------   -----
   Total earning assets.   2,624,436    219,626    8.37    2,594,241    182,960    7.05
                          ----------   --------   -----   ----------   --------   -----
 Allowance for credit
  losses................    (110,570)                       (113,100)
 Cash and due from
  banks.................     239,032                         249,768
 Other nonearning
  assets................      96,909                         100,562
                          ----------                      ----------
   Total assets.........  $2,849,807                      $2,831,471
                          ==========                      ==========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Noninterest-bearing
 deposits...............  $  898,600        --      --    $  907,234        --      --
Interest-bearing
 deposits:
 Interest checking
  accounts..............     268,593      2,638    0.98      285,983      2,758    0.96
 Money market accounts..     595,467     16,892    2.84      719,203     16,212    2.25
 Savings deposits.......      79,391      1,564    1.97       95,097      1,869    1.97
 Time deposits--under
  $100,000..............      80,341      3,826    4.76       88,195      3,226    3.66
 Time deposits--$100,000
  and over..............     140,020      7,119    5.08      145,463      4,958    3.41
                          ----------   --------   -----   ----------   --------   -----
   Total interest-
    bearing deposits....   1,163,812     32,039    2.75    1,333,941     29,023    2.18
                          ----------   --------   -----   ----------   --------   -----
   Total deposits.......   2,062,412                       2,241,175
 Federal funds purchased
  and securities sold
  under repurchase
  agreements............     313,150     17,855    5.70      215,130      8,552    3.98
 Other borrowings.......      88,730      5,437    6.13       20,348        839    4.12
                          ----------   --------   -----   ----------   --------   -----
   Total interest-
    bearing liabilities.   1,565,692     55,331    3.53    1,569,419     38,414    2.45
                          ----------   --------   -----   ----------   --------   -----
Other liabilities.......      34,964                          41,622
Shareholders' equity....     350,551                         313,196
                          ----------                      ----------
   Total liabilities and
    shareholders'
    equity..............  $2,849,807                      $2,831,471
                          ==========                      ==========
Net interest spread.....                           4.84                            4.60
Fully taxable equivalent
 net interest income and
 margin.................               $164,295    6.26%               $144,546    5.57%
                                       ========   =====                ========   =====

--------
(1) Fully taxable equivalent basis.
(2) Includes average nonaccrual loans of $46,931, $69,164, $131,381, $247,792 and $152,866 for 1995, 1994, 1993, 1992 and 1991, respectively.
(3) Data for years prior to 1995 have been reclassified to reflect adoption of Statements of Financial Accounting Standards 114 and 118.
(4) Loan income includes loan fees of $6,850, $6,835, $5,304, $5,427 and $7,287 for 1995, 1994, 1993, 1992 and 1991, respectively.

                                       1993                            1992                            1991
                          ------------------------------- ------------------------------- -------------------------------
                                       INTEREST  AVERAGE               INTEREST  AVERAGE               INTEREST  AVERAGE
                           AVERAGE     INCOME/   INTEREST  AVERAGE     INCOME/   INTEREST  AVERAGE     INCOME/   INTEREST
DOLLARS IN THOUSANDS       BALANCE    EXPENSE(1)   RATE    BALANCE    EXPENSE(1)   RATE    BALANCE    EXPENSE(1)   RATE
--------------------      ----------  ---------- -------- ----------  ---------- -------- ----------  ---------- --------
ASSETS
Earning assets (2)
 Loans:
 Commercial loans (3)...  $1,007,343   $ 75,155    7.46%  $1,323,493   $ 96,437    7.29%  $1,618,442   $152,848    9.44%
 Real estate-
  construction..........      70,783      5,023    7.10      219,456     15,761    7.18      396,934     39,255    9.89
 Real estate-mortgage
  (3)...................     629,188     46,294    7.36      794,744     57,497    7.23      778,445     74,884    9.62
 Residential first
  mortgage..............       3,089        186    6.02          --         --      --           --         --      --
 Installment loans......      52,260      5,234   10.02       65,964      6,836   10.36       75,260      8,675   11.53
                          ----------   --------   -----   ----------   --------   -----   ----------   --------   -----
   Total loans (4)......   1,762,663    131,892    7.48    2,403,657    176,531    7.34    2,869,081    275,662    9.61
                          ----------   --------   -----   ----------   --------   -----   ----------   --------   -----
 Due from banks-interest
  bearing...............         835         30    3.59        2,637         67    2.54        3,534        297    8.40
 State and municipal
  investment securities.       1,905        176    9.24       85,710      8,254    9.63      127,540     12,448    9.76
 Taxable investment
  securities............     499,484     26,973    5.40      461,871     31,068    6.73      537,531     41,410    7.70
 Securities available
  for sale..............      15,670      1,448    9.24        1,153        111    9.63          --         --      --
 Federal funds sold and
  securities purchased
  under resale
  agreements............     307,078      9,357    3.05      553,540     19,592    3.54      578,622     33,450    5.78
 Trading account
  securities............      35,529      1,258    3.54       42,352      1,660    3.92       64,552      3,776    5.85
                          ----------   --------   -----   ----------   --------   -----   ----------   --------   -----
   Total earning assets.   2,623,164    171,134    6.52    3,550,920    237,283    6.68    4,180,860    367,043    8.78
                          ----------   --------   -----   ----------   --------   -----   ----------   --------   -----
 Allowance for credit
  losses................    (129,873)                       (141,537)                        (74,240)
 Cash and due from
  banks.................     272,610                         368,297                         374,353
 Other nonearning
  assets................     178,560                         141,269                         124,102
                          ----------                      ----------                      ----------
   Total assets.........  $2,944,461                      $3,918,949                      $4,605,075
                          ==========                      ==========                      ==========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Noninterest-bearing
 deposits...............  $  914,642        --      --    $1,029,758        --      --    $  961,072        --      --
Interest-bearing
 deposits:
 Interest checking
  accounts..............     283,871      3,379    1.19      328,555      6,175    1.88      301,338     11,018    3.66
 Money market accounts..     767,121     17,858    2.33    1,023,280     31,386    3.07      986,438     48,394    4.91
 Savings deposits.......     103,161      2,255    2.19      106,608      3,135    2.94       86,606      3,810    4.40
 Time deposits--under
  $100,000..............     108,135      4,063    3.76      129,105      6,106    4.73      150,544      8,981    5.97
 Time deposits--$100,000
  and over..............     203,176      6,419    3.16      515,803     20,888    4.05    1,220,623     78,698    6.45
                          ----------   --------   -----   ----------   --------   -----   ----------   --------   -----
   Total interest-
    bearing deposits....   1,465,464     33,974    2.32    2,103,351     67,690    3.22    2,745,549    150,901    5.50
                          ----------   --------   -----   ----------   --------   -----   ----------   --------   -----
   Total deposits.......   2,380,106                       3,133,109                       3,706,621
 Federal funds purchased
  and securities sold
  under repurchase
  agreements............     265,082      7,499    2.83      488,520     16,220    3.32      531,590     28,550    5.37
 Other borrowings.......      16,147        523    3.24       14,279        523    3.66       14,561        868    5.96
                          ----------   --------   -----   ----------   --------   -----   ----------   --------   -----
   Total interest-
    bearing liabilities.   1,746,693     41,996    2.40    2,606,150     84,433    3.24    3,291,700    180,319    5.48
                          ----------   --------   -----   ----------   --------   -----   ----------   --------   -----
Other liabilities.......      22,477                          23,412                          33,527
Shareholders' equity....     260,649                         259,629                         318,776
                          ----------                      ----------                      ----------
   Total liabilities and
    shareholders'
    equity..............  $2,944,461                      $3,918,949                      $4,605,075
                          ==========                      ==========                      ==========
Net interest spread.....                           4.12                            3.44                            3.30
Fully taxable equivalent
 net interest income and
 margin.................               $129,138    4.92%               $152,850    4.30%               $186,724    4.47%
                                       ========   =====                ========   =====                ========   =====

PROVISION FOR CREDIT LOSSES

  The provision for credit losses charged to operations reflects management's judgment of the adequacy of the allowance for credit losses and is determined through periodic analysis of the loan portfolio. This analysis includes a detailed review of the classification and categorization of problem and potential problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loans and concentrations of credit risk, as well as current and expected future economic conditions (particularly in Southern California). The Bank has an internal risk analysis and review staff that reports to the Audit and Examining Committee of the Board of Directors and continuously reviews loan quality. Such reviews also assist management in establishing the level of the allowance for credit losses.

  For 1995, the Company did not record a provision for credit losses compared with provisions of $7.5 million for 1994 and $60.2 million in 1993. In 1995, net recoveries totaled $7.1 million, compared with net charge offs of $12.7 million in 1994 and $84.3 million in 1993. The combination of the net recoveries, a change in the risk profile of the loan portfolio, 25.3% of which now consists of residential first mortgages, the continued reduction of problem loans, and the stabilization of the Southern California economy allowed the Company not to have to record any provision for credit losses in 1995. Based on its review of the loan portfolio, management anticipates that a provision for credit losses for 1996 may not be required, but the Company may record net loan charge offs in 1996, compared to net recoveries in 1995, due in part to the weaker credit quality of the First LA loan portfolio. However, credit quality will be influenced by underlying trends in the economic cycle, particularly in Southern California among other factors, which management cannot completely predict. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for credit losses through charges to the provision for credit losses.

NONINTEREST INCOME

  Noninterest income from continuing operations totaled $34.6 million in 1995, up $1.8 million from 1994 which was down $13.0 million from 1993. A breakdown of noninterest income by category is reflected below.

                   ANALYSIS OF CHANGES IN NONINTEREST INCOME

                                      INCREASE              INCREASE
                                     (DECREASE)            (DECREASE)
                                    -------------         --------------
DOLLARS IN MILLIONS          1995   AMOUNT   %     1994   AMOUNT    %     1993
-------------------          -----  ------ ------  -----  ------  ------  -----
Investment services income.. $ 8.8   $1.6    22.2  $ 7.2  $  0.9    14.3  $ 6.3
Service charges on deposit
 accounts...................   8.1   (1.2)  (12.9)   9.3    (2.3)  (19.8)  11.6
Trust fees..................   6.5   (0.3)   (4.4)   6.8    (0.6)   (8.1)   7.4
Gain on sale of selected
 Equity Lines of Credit
 Loans......................   --     --      --     --     (4.5) (100.0)   4.5
Gain on sale of assets......   --    (1.5) (100.0)   1.5    (0.4)  (21.1)   1.9
Gain (loss) on sale of
 securities.................  (0.6)   2.8   (82.4)  (3.4)   (3.4)     NM    --
All other income............  11.8    0.4     3.5   11.4    (2.7)  (19.1)  14.1
                             -----   ----  ------  -----  ------  ------  -----
    Total................... $34.6   $1.8     5.5  $32.8  $(13.0)  (28.4) $45.8
                             =====   ====  ======  =====  ======  ======  =====

  Investment services income, which includes fees, commissions and markups on securities transactions with customers, and fees on money market mutual funds, increased in 1995, compared to 1994, by $1.6 million primarily due to higher fees and new investment products offered to customers. The increase in investment services income between 1993 and 1994 was also attributable to the same factors. At December 31, 1995 the Company had $6.3 billion of assets under custody or management in its trust department, compared to $6.6 billion at December 31, 1994.

  Service charges on deposit accounts decreased $1.2 million or 12.9%, compared to a 19.8% decrease in 1994. The decreases in both 1995 and 1994 were due to a combination of lower deposit balances as a result of disintermediation as depositors were attracted to higher yields on alternative investments and as a result of higher earnings being credited to depositor's accounts, thereby allowing them to maintain lower balances to pay for bank services.

  Trust fees decreased $.3 million or 4.4% from 1994 to 1995 and $0.6 million between 1993 and 1994. All other income categories, which include foreign exchange, letter of credit fees, escrow and proof of deposit fees in addition to other miscellaneous income, increased slightly in 1995, reversing a trend of decreases in 1994 and 1993.

  The Bank recorded gains of $1.3 million on the sale of two leveraged leases in 1994. The Bank sold its merchant card business to NOVA Information Systems as of January 1, 1993, for a pretax gain of $1.9 million. The Bank's sale of $73.7 million in equity line of credit (ELC) loans in April 1993 generated a pretax gain of $4.5 million.

  Securities losses in 1995 totaled $0.6 million, compared with a loss of $3.4 million in 1994 and no gain or loss in 1993. The losses in both 1995 and 1994 were as the result of sales of securities from the investment securities portfolio within ninety days of maturity as permitted under SFAS No. 115 and the available-for-sale securities portfolio for the purpose of decreasing its interest sensitivity and investing the proceeds in higher yielding assets, including residential first mortgage loans.

NONINTEREST EXPENSE

  Noninterest expense, before ORE expense and the 1993 consolidation charge discussed below, totaled $118.7 million in 1995, down $2.6 million or 2.2% from $121.3 million in 1994, which was down $7.9 million or 6.1% from 1993. Total noninterest expense in 1993 included a charge of $12.0 million for consolidation of certain Bank operations. A breakdown of noninterest expense by category is reflected below.

                  ANALYSIS OF CHANGES IN NONINTEREST EXPENSE

                                    INCREASE              INCREASE
                                   (DECREASE)            (DECREASE)
                                  ------------          --------------
                           1995   AMOUNT   %     1994   AMOUNT    %      1993
                          ------  ------ -----  ------  ------  ------  ------
                                        DOLLARS IN MILLIONS
Salaries and employee
 benefits................ $ 65.4   $1.0    1.6  $ 64.4  $ (5.4)   (7.7) $ 69.8
                          ------   ----  -----  ------  ------  ------  ------
All other:
  Professional...........    8.8    0.5    6.0     8.3     1.0    13.7     7.3
  Net occupancy of
   premises..............    7.9   (2.4) (23.3)   10.3    (1.5)  (12.7)   11.8
  Data processing........    7.5    0.3    4.2     7.2    (0.6)   (7.7)    7.8
  Promotion..............    4.4    1.4   46.7     3.0     1.1    57.9     1.9
  Depreciation...........    4.1    0.0    0.0     4.1    (0.4)   (8.9)    4.5
  Office supplies........    4.0   (0.6) (13.0)    4.6    (0.4)   (8.0)    5.0
  FDIC insurance.........    2.5   (3.3) (56.9)    5.8    (1.4)  (19.4)    7.2
  Equipment..............    2.3   (0.3) (11.5)    2.6     0.6    30.0     2.0
  Other operating........   11.8    0.8    7.3    11.0    (0.9)   (7.6)   11.9
                          ------   ----  -----  ------  ------  ------  ------
                            53.3   (3.6)  (6.3)   56.9    (2.5)   (4.2)   59.4
                          ------   ----  -----  ------  ------  ------  ------
Consolidation charge.....    --     --     --      --    (12.0) (100.0)   12.0
ORE income...............   (0.6)   4.7  (88.7)   (5.3)   (0.8)   17.8    (4.5)
                          ------   ----  -----  ------  ------  ------  ------
    Total................ $118.1   $2.1    1.8  $116.0  $(20.7)  (15.1) $136.7
                          ======   ====  =====  ======  ======  ======  ======

  Staff expense increased 1.6% in 1995 compared to a 7.7% decrease in 1994. The increase in 1995 is due to the higher costs associated with performance incentives and accruals for contributions to the Profit Sharing Plan. These increases more than offset the decreases in salary expense due to the branch consolidation program completed in 1994. The 1994 decrease in staff expense was related to the reduced staff levels resulting from the branch consolidation program but was partially offset by profit sharing expense in 1994 of $3.3 million, compared with none in 1993. On a full-time equivalent basis, staff levels have declined from approximately 1,225 at December 31, 1994 to 1,175 at year-end 1995. Staff levels are expected to increase in 1996 by approximately 100 as a result of the acquisition of First LA.

  Excluding ORE and the consolidation charge, the remaining expense categories decreased $3.6 million in 1995, compared with 1994. FDIC insurance expense was $3.3 million or 56.9% lower in 1995 than 1994 as a result of the lowering of the insurance assessment rate effective July of 1995. The FDIC has since announced that the insurance assessment for well capitalized banks, which includes the Bank, will be $2,000 for 1996. Net occupancy expenses were $2.4 million or 23.3% lower in 1995 than 1994 as a result of lease expirations and the consolidation of certain functions into previously vacated quarters. Offsetting these reductions was a $1.4 million increase in promotional expenses in 1995 as the Company increased its marketing and promotional expenditure and expanded its level of charitable contributions. The 1995 noninterest expense totals also include approximately $1.0 million of acquisition related costs. Due to the acquisition of First LA, most categories of noninterest expense are expected to increase in 1996 above the 1995 amounts.

  ORE activities resulted in income of $.6 million, $5.3 million, and $4.5 million in 1995, 1994 and 1993, respectively. The lower income amount in 1995 reflects the reduced level of ORE balances during the year as a result of the completion of the Accelerated Disposition Program in 1994.

  In November 1993 the Company announced a consolidation plan to improve efficiency and operational productivity in its branch network. To cover the costs associated with this action the Company recorded a consolidation charge of $12.0 million. Completion of the consolidation has resulted in a decrease in noninterest expense of $8 million per year principally in staff expense and net occupancy expense. At December 31, 1995 the balance remaining in the consolidation allowance was $4.9 million related to the future cost of lease obligations on excess space. The Bank is continuing to negotiate settlements of its lease commitments and management believes this allowance is adequate to cover these obligations.

  In October 1995, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation." The statement requires that companies either adopt the preferred method of accounting for stock plans and charge the fair value of the shares awarded under those plans to operating income or continue to account for such plans under provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). If a company elects to continue to apply APB No. 25 it must still disclose the proforma effect on net income and net income per share that would have resulted if the fair value of the awards had been charged to income.

  The Company adopted SFAS No. 123 on January 1, 1996 and elected to continue to apply the accounting provisions of APB No. 25. The proforma effects on net income and net income per share that must be disclosed in the Company's 1996 financial statements are not expected to be material to the Company's results of operations or shareholders' equity.

INCOME TAXES

  The 1995 effective tax rate was 38.0% compared to the 1994 effective tax rate of 29.4% and a benefit rate of 39.8% in 1993. The effective rates differed from the applicable statutory federal tax rate due to various factors including state taxes, tax exempt income, tax credits and higher income tax rates in carry-back years.

  The higher 1995 tax rate resulted from the full utilization in 1994 of the Company's California net operating loss carry forwards and the recognition in 1994 of $3.9 million of California deferred tax benefits. In 1995 the Company recognized an additional $0.9 million of California deferred tax benefits. In both years the recognition of the California deferred tax benefits resulted from the Company's continued profitability and was based on the net deductible temporary differences that are expected to be realized within a twelve month carry forward period which is the period over which management believes it is prudent to make projections for such purposes. At December 31, 1995 the Company had recorded $64.4 million of deferred tax assets for which it is more likely than not to realize benefits in future tax returns. Included in this total is $30.1 million of deferred tax assets resulting from the acquisition of First LA.

  The effective tax rate for 1996 is expected to remain below the combined statutory federal and California tax rates due to the impact of municipal securities and leases, dividends received deduction from preferred stock, tax credits from investments in low income housing and additional reversals of the remaining $10.8 million of valuation allowances not related to First LA.

BALANCE SHEET ANALYSIS

 Capital

  At December 31, 1995, the Company's and the Bank's Tier 1 capital, which is comprised of common shareholders' equity and certain regulatory adjustments, amounted to $344.2 million and $318.7 million, respectively. At December 31, 1994, the Company's and the Bank's Tier 1 capital for regulatory purposes amounted to $334.3 million and $316.5 million, respectively. The increase from December 31, 1994 resulted from the retention of 1995 earnings less dividends paid, and deductions for certain intangible assets and deferred tax assets disallowed under regulatory definitions.

  The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Company and the Bank at December 31, 1995, 1994 and 1993.

  Capital ratios for the Company and for the Bank were as follows:

                                                              DECEMBER 31,
                                           WELL CAPITALIZED -------------------
                                              STANDARDS     1995   1994   1993
                                           ---------------- -----  -----  -----
CITY NATIONAL CORPORATION
Tier 1 leverage ratio.....................       5.00%      11.17% 11.87%  9.95%
Tier 1 risk-based capital ratio...........       6.00       13.60  17.50  15.75
Total risk-based capital ratio............      10.00       14.91  18.81  17.06
CITY NATIONAL BANK
Tier 1 leverage ratio.....................       5.00       10.40  11.31   9.38
Tier 1 risk-based capital ratio...........       6.00       12.64  16.69  14.78
Total risk-based capital ratio............      10.00       13.95  17.99  16.09

  The Corporation paid a dividend of $.05 per share of common stock in the fourth quarter of 1994 after suspending payment of dividends in August of 1991. During 1995 the Corporation paid four regular quarterly dividends totaling $.26. On January 24, 1996 the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $.09 per share under the Corporation's objective of paying annual dividends of approximately one-third of prior year's earnings.

  In May 1995 the Corporation announced that the Board of Directors had authorized the purchase of up to 5% or approximately 2.28 million shares of the Corporation's common stock from time to time in open market transactions. As of December 31, 1995 a total of 762,500 shares had been repurchased at a cost of $9.9 million. Management continues to review and evaluate other uses of the Company's capital, including additional acquisitions.

 Liquidity Management

  The objective of liquidity management is the ability to maintain cash flow adequate to fund the Company's operations and meet obligations and other commitments on a timely and cost effective basis. The Company manages to this objective through the selection of asset and liability maturity mixes that it believes best meet the needs of the Company. The Company's liquidity position is enhanced by its ability to raise additional funds as needed in the money markets.

  The Company's core deposit base has in recent years provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds has, along with shareholder's equity, provided 80% and 85% of funding for average total assets in 1995 and 1994, respectively.

  A significant portion of remaining funding of average total assets is provided by short term federal fund purchases and sales of securities under repurchase agreements. This funding source increased in 1995 to an average of $313.2 million from $215.1 million in 1994 to compensate for the decrease in funding from core deposits. Additionally, in 1995 the Bank borrowed an average of $72.0 million of other short term funds and $16.7 million of long term debt.

  Liquidity is also provided by assets such as federal funds sold, securities purchased under resale agreements and trading account securities which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $153.5 million during 1995, down $47.3 million or 23.6% from the prior year. This decrease resulted from the Company's decision to maintain a lower level of liquidity due to the stabilization of deposits and the Company's improved operating performance.

  Liquidity is also provided by maturing investment securities and the portfolio of available-for-sale securities. At December 31, 1995, investment securities maturing within one year amounted to $2.3 million, or 2.1% of the portfolio. See page A-16 for a table on maturity distribution of securities at December 31, 1995. Because prepayments on amortizing mortgage backed securities will fluctuate based on the prepayments of the underlying mortgage loans, the maturities shown on the table reflect the final contractual payment date of those securities. Consequently the timing of cash flows from those securities are expected to be realized earlier than depicted. In addition the unpledged portion of securities at December 31, 1995 totaled $339.4 million and are available as collateral for borrowing. Available-for-sale securities totaled $865.4 million at December 31, 1995, of which $339.3 million were from the acquisition of First LA.

  Maturing loans also provide liquidity, and $1,086.4 million of the Bank's loans are scheduled to mature in 1996. The amount of loans with remaining maturities of over one year have increased from $834.2 million at December 31, 1994 to $1,260.2 million at December 31, 1995 as a result of the increase in residential first mortgage loans. See page A-18 for a table on maturity distribution of loans at December 31, 1995.

ASSET/LIABILITY MANAGEMENT

  The principle objective of asset/liability management is to maximize net interest margin subject to margin volatility and liquidity constraints. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company's liabilities. Liquidity risk results from the mismatching of asset and liability cash flows. Management chooses asset/liability strategies that promote stable earnings and reliable funding. Interest rate risk and funding positions are kept within limits established by the Company's Board of Directors to ensure that the risk-taking is not excessive and that liquidity is properly managed.

  The Company has established three measurement processes to quantify and manage exposure to interest rate risk: net interest income simulation modeling, gap analysis and present value of equity analysis. Net interest income simulations are used to identify the direction and severity of interest rate risk exposure across a twelve month forecast horizon. Gap analysis provides insight into structural mismatches of asset and liability repricing characteristics. Present value of equity calculations are used to estimate the theoretical sensitivity of shareholder equity to changes in interest rates.

  The table on page A-15 compares the Company's interest rate gap position as of December 31, 1995 and 1994. Generally, an asset sensitive gap indicates that net interest margin will improve during a period of rising interest rates and decline during a period of falling interest rates.

  The gap table shows that the Company's cumulative asset sensitive position increased from $1,159.7 million at December 31, 1994 to $1,500.5 million at December 31, 1995. This increase resulted from the increase in rate sensitive assets, particularly short term investments resulting from the seasonal deposit increase at year end. The Company's asset sensitive position during this period of generally rising interest rates has had a significant positive effect on net interest income. However, in recognition of the decreases in general market interest rates in the second half of 1995, the Company implemented strategies to decrease the asset sensitivity of the Company balance sheet, including the purchase and origination of fixed rate residential mortgage loans and purchase of a $25 million interest rate swap to transform its long term fixed rate debt into a quarterly repricing obligation.

  Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company uses simulation modeling to estimate the potential effects of changing interest rates. This process allows the Company to more fully explore the complex relationships within the gap over time and various interest rate scenarios.

  At December 31, 1995 and 1994, the Company's distribution of rate-sensitive assets and liabilities was as follows:

                                        MATURING OR REPRICING IN
                          -------------------------------------------------------
                                       AFTER 3    AFTER 1 YEAR
                          3 MONTHS   MONTHS BUT    BUT WITHIN   AFTER
                          OR LESS   WITHIN 1 YEAR   5 YEARS    5 YEARS    TOTAL
                          --------  ------------- ------------ --------  --------
                                           DOLLARS IN MILLIONS
DECEMBER 31, 1995
Rate-sensitive assets:
  Interest-bearing
   deposits in other
   banks................  $   80.7     $  --         $  --     $    --   $   80.7
  Loans.................   1,524.3      286.2         141.1       345.8   2,297.4
  Taxable investment
   securities...........      43.4       20.4          21.1         8.8      93.7
  Nontaxable securities.       --         --            9.1         7.2      16.3
  Securities available
   for sale.............     367.5       18.9         296.1       182.9     865.4
  Trading account
   securities...........      29.7        --            --          --       29.7
  Federal funds sold and
   securities purchased
   under resale
   agreements...........     351.8        --            --          --      351.8
                          --------     ------        ------    --------  --------
    Total rate-sensitive
     assets.............   2,397.4      325.5         467.4       544.7   3,735.0
                          --------     ------        ------    --------  --------
Rate-sensitive
 liabilities:(1)
  Interest checking
   deposits.............     380.2        --            --          --      380.2
  Money market accounts.     801.4        --            --          --      801.4
  Savings deposits......      89.0        --            --          --       89.0
  Time deposits.........     251.3      197.5          35.9         0.7     485.4
  Federal funds
   purchased and
   securities sold under
   repurchase
   agreements...........     258.4        --            --          --      258.4
  Other borrowings......     170.1       25.0          25.0         --      220.1
  Interest rate swaps...      25.0        --          (25.0)        --        --
                          --------     ------        ------    --------  --------
    Total rate-sensitive
     liabilities........   1,975.4      222.5          35.9         0.7   2,234.5
                          --------     ------        ------    --------  --------
Interest rate
 sensitivity gap........  $  422.0     $103.0        $431.5    $  544.0  $1,500.5
                          ========     ======        ======    ========  ========
Cumulative interest rate
 sensitivity gap........  $  422.0     $525.0        $956.5    $1,500.5
                          ========     ======        ======    ========
Cumulative ratio of
 rate-sensitive assets
 to rate-sensitive
 liabilities............       121%       124%          143%        167%      167%
                          ========     ======        ======    ========  ========
DECEMBER 31, 1994
Rate-sensitive assets:
  Interest-bearing
   deposits in other
   banks................  $    0.7     $  --         $  --     $    --   $    0.7
  Loans.................   1,216.2      166.1         152.7        50.1   1,585.1
  Taxable investment
   securities...........      95.2      122.9         185.4       229.9     633.4
  Nontaxable securities.       1.1        8.5          14.7         1.3      25.6
  Securities available
   for sale.............       --         --           62.0        28.4      90.4
  Trading account
   securities...........      25.5        --            --          --       25.5
  Federal funds sold and
   securities purchased
   under resale
   agreements...........     297.0        --            --          --      297.0
                          --------     ------        ------    --------  --------
    Total rate-sensitive
     assets.............   1,635.7      297.5         414.8       309.7   2,657.7
                          --------     ------        ------    --------  --------
Rate-sensitive
 liabilities:(1)
  Interest checking
   deposits.............     305.6        --            --          --      305.6
  Money market accounts.     669.9        --            --          --      669.9
  Savings deposits......      88.0        --            --          --       88.0
  Time deposits.........      99.0       67.6          35.8         --      202.4
  Federal funds
   purchased and
   securities sold under
   repurchase
   agreements...........     182.1        --            --          --      182.1
  Other short-term
   borrowings...........      50.0        --            --          --       50.0
                          --------     ------        ------    --------  --------
    Total rate-sensitive
     liabilities........   1,394.6       67.6          35.8         --    1,498.0
                          --------     ------        ------    --------  --------
Interest rate
 sensitivity gap........  $  241.1     $229.9        $379.0    $  309.7  $1,159.7
                          ========     ======        ======    ========  ========
Cumulative interest rate
 sensitivity gap........  $  241.1     $471.0        $850.0    $1,159.7
                          ========     ======        ======    ========
Cumulative ratio of
 rate-sensitive assets
 to rate-sensitive
 liabilities............       117%       132%          157%        177%      177%
                          ========     ======        ======    ========  ========

-------
(1) Customer deposits which are subject to immediate withdrawal are presented as repricing within 3 months or less. The distribution of other time deposits is based on scheduled maturities.

SECURITIES

  The Company classifies its securities as investment, available for sale or trading. Securities which the Company has the ability and intent to hold to maturity are classified as investment securities. Securities held to facilitate customer trading orders are classified as trading securities. All other securities are classified as available for sale. In November, 1995, the Financial Accounting Standards Board issued its Guide to Implementation of SFAS No. 115 and allowed companies a single opportunity to reclassify securities between the classifications of investment and available-for-sale without tainting the classification of any securities. In December, 1995, the Company reclassified securities with a book value of $402.3 million and fair value of $401.2 million from the investment classification to the available-for-sale category.

 Investment Securities

  Investment securities at December 31, 1995 were down $549.0 million or 83.3 % from 1994. This decrease resulted primarily from the $402.3 million reclassification of investment securities to available-for-sale and from maturities and pay downs of amortizing securities. All categories of investment securities decreased due to the reclassification to available-for-sale. The average expected maturity of total investment securities was 2.9 years at December 31, 1995, compared to 3.2 years at the end of 1994. Sales of investment securities within ninety days of maturity as permitted under SFAS No. 115 resulted in a loss of $.4 million in 1995, insignificant amounts in 1994 and none in 1993.

  The carrying amounts of investment securities at the dates indicated are summarized in the table below:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
                                                                 DOLLARS IN
                                                                  THOUSANDS
U.S. Government and federal agency securities................ $    --  $334,373
Mortgage-backed securities...................................   80,935  263,161
State and municipal securities...............................   19,833   25,633
Other securities.............................................    9,238   35,846
                                                              -------- --------
    Total.................................................... $110,006 $659,013
                                                              ======== ========

  The following table shows the maturities of investment securities at December 31, 1995.

                                             ONE YEAR OR     OVER 1 YEAR      OVER 5 YEARS
                               TOTAL            LESS         THRU 5 YEARS    THRU 10 YEARS    OVER 10 YEARS
                         ----------------- --------------- ---------------- ---------------- ----------------
                          AMOUNT  YIELD(1) AMOUNT YIELD(1) AMOUNT  YIELD(1) AMOUNT  YIELD(1) AMOUNT  YIELD(1)
                         -------- -------- ------ -------- ------- -------- ------- -------- ------- --------
                                                         DOLLARS IN THOUSANDS
U.S. Government and
 federal agency
 securities............. $    --     -- %  $  --     -- %  $   --     -- %  $   --     -- %  $   --     -- %
Mortgage-backed
 securities.............   80,935   6.14      --     --     28,499   5.13    10,491   5.39    41,945   7.02
State and municipal
 securities.............   19,833   7.61    1,269   5.21    12,851   7.38     4,069   7.88     1,644  10.62
Other securities(2).....    9,238   6.00    1,000   5.50     2,500   6.30       --     --      5,738   5.99
                         --------   ----   ------   ----   -------   ----   -------   ----   -------  -----
   Total................ $110,006   6.39   $2,269   5.33   $43,850   5.86   $14,560   6.09   $49,327   7.02
                         ========          ======          =======          =======          =======
   Fair value........... $110,524          $2,263          $43,818          $14,471          $49,972
                         ========          ======          =======          =======          =======

--------
(1) Fully taxable equivalent.
(2) Equity securities are reported in the "over ten years" category

 Available-for-Sale Securities

  At December 31, 1995, securities available-for-sale totaled $865.4 million. This included securities with a fair value of $401.2 transferred from the investment security category during December and another $339.3 million acquired upon the purchase of First LA.

  The carrying amounts of available-for-sale securities at the dates indicated are summarized in the table below:

                                                                  DECEMBER 31,
                                                                ----------------
                                                                  1995    1994
                                                                -------- -------
                                                                   DOLLARS IN
                                                                   THOUSANDS
U.S. Government and federal agency securities.................. $587,950 $33,649
Mortgage-backed securities.....................................  212,704  48,131
State and municipal securities.................................   17,386     --
Other securities...............................................   47,361   8,642
                                                                -------- -------
    Total...................................................... $865,401 $90,422
                                                                ======== =======

  The following table shows the maturities of available-for-sale securities at December 31, 1995:

                                                                 OVER 1 YEAR      OVER 5 YEARS
                                TOTAL       ONE YEAR OR LESS    THRU 5 YEARS     THRU 10 YEARS     OVER 10 YEARS
                          ----------------- ----------------- ----------------- ---------------- -----------------
                           AMOUNT  YIELD(1)  AMOUNT  YIELD(1)  AMOUNT  YIELD(1) AMOUNT  YIELD(1)  AMOUNT  YIELD(1)
                          -------- -------- -------- -------- -------- -------- ------- -------- -------- --------
                                                            DOLLARS IN THOUSANDS
U.S. Government and
 federal agency
 securities.............  $587,950   5.31%  $307,378   5.14   $257,444   5.49%  $23,128   5.50%       --     -- %
Mortgage-backed
 securities.............   212,704   6.46        --     --      16,351   5.74       319   7.96    196,034   6.52
State and municipal
 securities.............    17,386   7.86      4,022   8.25     12,107   7.57       527   8.06        730  10.38
Other securities (2)....    47,361   8.58      5,109   7.47      9,133  12.60     2,120  11.88     30,999   7.36
                          --------   ----   --------   ----   --------  -----   -------  -----   --------  -----
 Total..................  $865,401   5.82   $316,509   5.22   $295,035   5.81   $26,094   6.10   $227,763   6.64
                          ========          ========          ========          =======          ========
 Amortized Cost.........  $862,276          $316,038          $292,932          $26,072          $227,234
                          ========          ========          ========          =======          ========

--------
(1) Fully taxable equivalent.
(2) Equity securities are reported in the "over ten years" category.

  Sales of available-for-sale securities resulted in losses of $.2 million in 1995, $3.4 million in 1994 and none in 1993. At December 31, 1995, 1994, and 1993 the Company did not have investments in securities issued by any one non-federal issuer which exceeded 10% of shareholders' equity.

LOAN PORTFOLIO

 Loans by Type

  The amount of loans outstanding at the indicated year ends are shown in the following table according to type of loans. The Company's lending activities are predominantly in Southern California. The Bank has no agricultural or foreign loans.

                                              DECEMBER 31,
                         ------------------------------------------------------
                            1995       1994       1993       1992       1991
                         ---------- ---------- ---------- ---------- ----------
                                          DOLLARS IN THOUSANDS
Commercial(1)(2)........ $1,080,124 $  906,417 $  944,459 $1,185,310 $1,494,500
Real estate loans--
 construction...........     81,318     31,201     11,699    105,467    322,121
Real estate loans--
 mortgage(2)............    553,095    457,030    620,574    816,662    773,748
Residential first
 mortgage...............    593,547    212,595      6,586        --         --
Installment loans.......     38,527     36,675     45,485     60,553     71,708
                         ---------- ---------- ---------- ---------- ----------
    Total loans......... $2,346,611 $1,643,918 $1,628,803 $2,167,992 $2,662,077
                         ========== ========== ========== ========== ==========

--------
(1) Commercial includes unsecured loans to real estate developers and customers involved in real estate investments and commercial loans where real estate partially secures the borrowing.
(2) Data for years prior to 1995 have been reclassified to reflect adoption of Statements of Financial Accounting Standards 114 and 118.

  Gross loans at December 31, 1995 were $2,346.6 million, up 42.7% or $702.7 million from the previous year end. The increase in loans resulted from $337.5 million in loans from the acquisition of First LA and from an increase in loan demand, especially for construction loans, as the Southern California economy showed moderate signs of recovery during 1995. Additionally, the Company purchased $178.1 million of residential first mortgage loans originated by others, and also began purchasing participations in large corporate loans. As a result, all categories of loans were higher than the previous year. Excluding the increase resulting from the First LA acquisition, all categories with the exception of commercial real estate loans would have shown increases. Commercial loans increased $76.1 million excluding the effect of additions of $97.6 million from First LA. Commercial loans, including First LA loans, represented 46.0% of the Company's total loan portfolio at December 31, 1995. Commercial real estate loans decreased by $66.8 million, excluding the addition of $162.8 million from the First LA acquisition, as pay downs were not offset by new originations. Residential first mortgage loans increased to 25.3% of total loans as the result of loan purchases and increased originations by the Bank's residential mortgage division resulting from the decrease in mortgage rates during 1995. At December 31, 1995 residential first mortgage loans totaled $593.5 million, an increase of $381.0 million from the end of 1994, $50.7 million of which are the result of the First LA acquisition.

  At December 31, 1995, 68.2% of commercial loans, 76.6% of commercial real estate mortgage loans, 59.3% of residential first mortgage loans and 21.4% of installment loans outstanding were floating interest rate loans. Floating rate loans comprised 68.2 % of the total loan portfolio at December 31, 1995 and 78.1% at December 31, 1994. Total loans at December 31, 1995 were comprised of 46.3% due in one year or less, 27.1% due in 1-5 years and 26.6% due after 5 years.

  The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Bank and the borrower. Because the Bank is unable to estimate the extent to which its borrowers will renew their loans, the table below is based on contractual maturities.

                                                    DECEMBER 31, 1995
                         ------------------------------------------------------------------------
                                    REAL ESTATE- REAL ESTATE- REAL ESTATE-
                         COMMERCIAL CONSTRUCTION   MORTGAGE   RESIDENTIAL  INSTALLMENT   TOTAL
                         ---------- ------------ ------------ ------------ ----------- ----------
                                                   DOLLARS IN THOUSANDS
Aggregate maturities of
 loan balances due:
In one year or less
  Interest rates--
   floating............. $  538,778   $65,606      $163,436     $  8,951     $ 6,001   $  782,772
  Interest rates--fixed.    235,936       --         54,521          --       13,221      303,678
After one year but
 within five years
  Interest rates--
   floating.............    177,070    15,712       244,493       36,685       2,259      476,219
  Interest rates--fixed.     76,291       --         70,214          --       12,564      159,069
After five years
  Interest rates--
   floating.............     20,293       --         15,607      306,056         --       341,956
  Interest rates--fixed.     31,756       --          4,824      241,855       4,482      282,917
                         ----------   -------      --------     --------     -------   ----------
    Total loans......... $1,080,124   $81,318      $553,095     $593,547     $38,527   $2,346,611
                         ==========   =======      ========     ========     =======   ==========

 Credit Risk Management

  The Company assesses and manages credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies and internal monitoring. As part of the control process, an independent credit review function regularly examines the Company's loan portfolio and other credit related products, including unused commitments and letters of credit. In addition to this internal credit process, the Company's loan portfolio is subject to examination by external regulators in the normal course of business.

Credit quality will be influenced by underlying trends in the economic and business cycle. The Company seeks to manage and control its risk through diversification of the portfolio by type of loan, industry concentration and type of borrower.

 Real Estate Lending, Excluding Residential First Mortgages

  The Company engages in commercial real estate lending in the form of construction loans and permanent loans secured by deeds of trust.

                    REAL ESTATE CONSTRUCTION LOANS BY TYPE

                                                                  DECEMBER 31,
                                                                 ---------------
                                                                  1995    1994
                                                                 ------- -------
                                                                   DOLLARS IN
                                                                    THOUSANDS
Condo/apartment................................................. $ 2,606 $ 2,110
Shopping centers................................................  26,647   8,974
1-4 family (includes land)......................................  43,635   9,062
Office building.................................................   5,159   5,262
Industrial......................................................   2,279   1,421
Other...........................................................     992   4,372
                                                                 ------- -------
    Total....................................................... $81,318 $31,201
                                                                 ======= =======

                 COMMERCIAL REAL ESTATE MORTGAGE LOANS BY TYPE

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1995   1994(1)
                                                               -------- --------
                                                                  DOLLARS IN
                                                                   THOUSANDS
Industrial.................................................... $ 87,653 $ 96,329
Office building...............................................  132,921   87,113
Shopping centers..............................................   50,081   63,971
Other 1-4 family..............................................   21,683   10,603
Condo/apartment...............................................   62,063   31,840
Land, nonresidential..........................................    8,799    8,149
Churches/religious............................................   23,720      --
Equity lines of credit........................................   24,502   22,475
Other.........................................................  141,673  136,550
                                                               -------- --------
    Total..................................................... $553,095 $457,030
                                                               ======== ========

--------
(1) 1994 data has been reclassified to reflect adoption of Statements of Financial Accounting Standards 114 and 118.

  At year-end 1995, commercial real estate mortgage loans totaled $553.1 million, or 23.6% of total loans, compared with 27.8% and 38.1% at year-end 1994 and 1993. Of the 1995 total, $162.8 million were from the acquisition of First LA. Commercial real estate mortgage loans decreased 26.4% from 1993 to 1994 and, excluding the impact of First LA would have decreased an additional 14.6% from 1994 to 1995. The decrease in commercial real estate mortgage loans was due to payoffs and amortization of existing loans without new originations to offset the decreases. Included in the "Other" category is a loan of $27.5 million that resulted from the financing of the sale of assets in the 1993 Asset Disposition Program. Management does not believe that this loan, which is performing as agreed, poses risks significantly different from other commercial real estate mortgages. In addition to real estate outstandings, the Company had open but unused commitments, excluding those under equity lines of credit, to lend against real estate at December 31, 1995, of $64.4 million, including $8.8 million from First LA up from $24.2 million at December 31, 1994.

  Construction loan balances increased to $81.3 million at December 31, 1995, compared with $31.2 million at December 31, 1994, as the Bank resumed construction lending. Excluding the effects of the First LA acquisition, the 1995 year end balance of construction loans would have been $59.1 million, an increase of 89.4% over 1994.

  Nonaccrual commercial real estate loans at December 31, 1995 totaled $39.5 million, including $9.5 million from First LA or 7.1% of related loans outstanding, up from $35.5 million or 7.8% of related loans outstanding at December 31, 1994, and down from $51.5 million or 8.3% at December 31, 1993. The increase in nonaccrual commercial real estate loans at December 31, 1995, compared to 1994, was due to the First LA nonaccrual balances.

  Commercial real estate net credit losses in 1995 totaled $4.0 million or 1.0% of related average outstandings. Commercial real estate net credit losses in 1994 totaled $25.6 million or 4.7% of related average outstandings, and $41.8 million or 6.6% in 1993.

RISK ELEMENTS

 Nonaccrual, Past Due and Restructured Loans

  The following table presents information concerning nonaccrual loans, ORE, accruing loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans:

                                               DECEMBER 31,
                                 ---------------------------------------------
                                  1995     1994     1993      1992      1991
                                 -------  -------  -------  --------  --------
                                           DOLLARS IN THOUSANDS
Nonaccrual loans:(1)
  Real estate construction...... $   --   $   --   $   --   $ 21,219  $ 51,455
  Real estate mortgage..........  39,536   35,534   51,523   160,556    68,664
  Commercial....................   8,316   23,267   27,780    70,954    78,533
  Installment...................     272      --       --        360       779
                                 -------  -------  -------  --------  --------
    Total.......................  48,124   58,801   79,303   253,089   199,431
ORE(1)..........................   7,439    4,726    2,052     8,637    26,368
                                 -------  -------  -------  --------  --------
Total nonaccrual loans and ORE.. $55,563  $63,527  $81,355  $261,726  $225,799
                                 =======  =======  =======  ========  ========
Total nonaccrual loans as a
 percentage of total loans(1)...    2.05%    3.58%    4.87%    11.67%     7.49%
Total nonaccrual loans and ORE
 as a percentage of total loans
 and ORE(1).....................    2.36     3.85     4.99     12.02      8.40
Allowance for credit losses to
 nonaccrual loans(1)............  273.28   179.15   139.34     53.77     63.06
Assets held for accelerated
 disposition.................... $   --   $   --   $17,450  $    --   $    --
Loans past due 90 days or more
 on accrual status:
  Real estate...................   3,816    2,830   17,412    25,458    42,956
  Commercial....................   2,623    1,068   11,382     1,464    26,492
  Installment...................      58      404      155        36     3,587
                                 -------  -------  -------  --------  --------
    Total....................... $ 6,497  $ 4,302  $28,949  $ 26,958  $ 73,035
                                 =======  =======  =======  ========  ========
Restructured loans:
  On accrual status............. $ 5,483  $ 2,061  $   958  $  1,144  $    --
  On nonaccrual status..........   1,707    7,043      --        --        --
                                 -------  -------  -------  --------  --------
    Total....................... $ 7,190  $ 9,104  $   958  $  1,144  $    --
                                 =======  =======  =======  ========  ========

--------
(1) Data for years prior to 1995 have been reclassified to reflect adoption of Statements of Financial Accounting Standards 114 and 118.

  The acquisition of First LA added $12.6 million of nonaccrual loans to the Company at December 31, 1995. The Company expects to manage these loans through aggressive collection efforts and charge offs, as necessary, and does not expect that this addition will materially impact earnings in a negative manner. The table below summarizes the changes in nonaccrual loans for the years ended December 31, 1995 and 1994.

                          CHANGES IN NONACCRUAL LOANS

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
                                                                DOLLARS IN
                                                                 THOUSANDS
Balance, beginning of the year(1)........................... $ 58,801  $ 79,303
Loans placed on nonaccrual..................................   32,145    71,576
Loans acquired: First LA....................................   12,636       --
Charge offs.................................................  (12,488)  (32,774)
Loans returned to accrual status............................   (5,432)  (13,364)
Repayments (including interest applied to principal)........  (36,184)  (44,352)
Transfers to ORE............................................   (1,354)   (1,588)
                                                             --------  --------
Balance, end of year........................................ $ 48,124  $ 58,801
                                                             ========  ========

--------
(1) 1994 data has been reclassified to reflect the adoption of Statements of Financial Accounting Standards 114 and 118.

  The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status, was $4.6 million, $4.8 million and $10.3 million for the years ended December 31, 1995, 1994 and 1993, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income included $2.7 million, $3.5 million and $3.9 million for the years ended December 31, 1995, 1994, and 1993, respectively, from collection of interest related to nonaccrual loans. Interest income not recognized on nonaccrual loans reduced the net interest margin by 17, 18, and 39 basis points for the years ended December 31, 1995, 1994, and 1993, respectively.

  It is the Bank's policy that a loan will be placed on nonaccrual status if either principal or interest payments are past due in excess of ninety days unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

  At December 31, 1995, in addition to loans disclosed above as past due, nonaccrual or restructured, management also identified $19.1 million of potential problem loans about which the ability of the borrowers to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loans on nonaccrual status. This amount was determined based on analysis of information known to management about the borrower's financial condition and current and expected economic conditions. If economic conditions change, adversely or otherwise, or if additional facts on borrowers' financial condition come to light, then the amount of such potential problem loans may change, possibly significantly. Estimated potential losses from these potential problem loans have been provided for in determining the allowance for credit losses.

  At December 31, 1995, the allowance for credit losses was $131.5 million or 5.60% of gross loans, compared to 6.41% at December 31, 1994. The allowance at December 31, 1995 included $19.1 million added through the acquisition of First LA. The allowance at December 31, 1995 was equal to 273.3% of total nonaccrual loans as compared to 179.2% at December 31, 1994.

  The following table summarizes average loans outstanding during the year and changes in the allowance for credit losses for the five-year period 1991 to 1995.

                                                 RISK ELEMENTS

                                         YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------
                             1995         1994        1993        1992        1991
                          ----------   ----------  ----------  ----------  ----------
                                           DOLLARS IN THOUSANDS
Average amount of loans
 outstanding............  $1,758,671   $1,537,997  $1,762,663  $2,403,657  $2,869,081
                          ----------   ----------  ----------  ----------  ----------
Balance of allowance for
 credit losses,
 beginning of year......  $  105,343   $  110,499  $  136,095  $  125,766  $   60,083
                          ----------   ----------  ----------  ----------  ----------
Loans charged off:
  Commercial loans(2)...      11,124       22,038      56,012     100,092      47,600
  Real estate loans--
   construction(2)......         --           --       13,949      17,597       6,819
  Real estate loans--
   mortgage(2)..........       5,869       26,354      42,546      14,970       3,212
  Installment loans.....          48          128         621       1,460         779
                          ----------   ----------  ----------  ----------  ----------
    Total loans charged
     off................      17,041       48,520     113,128     134,119      58,410
                          ----------   ----------  ----------  ----------  ----------
Recoveries of loans
 previously charged off:
  Commercial loans......      22,045       34,163      27,842      15,243       5,242
  Real estate loans--
   construction.........         --           161          20         167          20
  Real estate loans--
   mortgage.............       1,862          758         767           6          98
  Installment loans.....         228          747         215         154         133
                          ----------   ----------  ----------  ----------  ----------
    Total recoveries....      24,135       35,829      28,844      15,570       5,493
Net loans charged off
 (recovered)............      (7,094)      12,691      84,284     118,549      52,917
Additions to allowance
 charged to operating
 expense(2).............         --         7,535      60,163     128,878     118,600
Acquisition of First LA.      19,077          --          --          --          --
Other(1)................         --           --       (1,475)        --          --
                          ----------   ----------  ----------  ----------  ----------
Balance, end of period..  $  131,514   $  105,343  $  110,499  $  136,095  $  125,766
                          ==========   ==========  ==========  ==========  ==========
Ratio of net charge offs
 (recoveries) to average
 loans..................       (0.40)%       0.83%       4.78%       4.93%       1.84%
                          ==========   ==========  ==========  ==========  ==========

--------
(1) Allowance for credit losses allocated to $73.7 million of equity lines of credit sold in April, 1993.
(2) Data for years prior to 1995 have been reclassified to reflect adoption of Statements of Financial Accounting Standards 114 and 118.

  The following table reflects management's allocation of the allowance for credit losses by loan category and the ratio of loans in each category to total loans at December 31 for each of the last five years.

                   ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                                                        PERCENT OF LOANS TO
                                       ALLOWANCE AMOUNT                     TOTAL LOANS
                         -------------------------------------------- ----------------------------
                           1995     1994     1993     1992     1991   1995  1994  1993  1992  1991
                         -------- -------- -------- -------- -------- ----  ----  ----  ----  ----
                                     DOLLARS IN THOUSANDS
Commercial.............. $ 37,778 $ 55,179 $ 53,110 $ 72,029 $ 77,780  46%   55%   58%   57%   57%
Real estate-
 construction...........    4,550    2,341    1,410   10,500   24,926   3     2     1     5    12
Real estate-mortgage....   77,730   43,745   55,020   52,323   21,560  24    28    38    35    28
Residential first
 mortgage...............   10,705    3,200      100      --       --   25    13   --    --    --
Installment.............      751      878      859    1,243    1,500   2     2     3     3     3
                         -------- -------- -------- -------- -------- ---   ---   ---   ---   ---
   Total................ $131,514 $105,343 $110,499 $136,095 $125,766 100%  100%  100%  100%  100%
                         ======== ======== ======== ======== ======== ===   ===   ===   ===   ===

  The allowance allocated to the loan categories shown above is based on previous loan loss experience, management's loss experience, management's evaluation of the current loan portfolio, and anticipated economic conditions. While the allowance is allocated to specific loans and to portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety.

  In January 1995 the Company adopted Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" which amended certain provisions of SFAS No. 114. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, SFAS 114 requires that the impairment be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the impairment may be measured by using the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

  If the measurement of the impaired loan is less than the recorded amount of the loan, an impairment will be recognized by creating a valuation allowance with a corresponding charge to the provision for credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for credit losses. As amended by SFAS 118 the change in estimated value of an impaired loan may be reported in a manner consistent with the existing methods currently used by the Company.

  The impact of the adoption was immaterial to the results of operations and financial condition of the Company. Certain loans previously recorded as in-substance foreclosures have been reclassified as nonaccrual loans. At December 31, 1995 the Company had identified impaired loans with a recorded investment of $28.2 million. An allowance of $1.4 million, representing the difference between the value of collateral supporting the loans and their outstanding balance is included in the allowance for credit losses. The Company's policy is to record cash receipts received on impaired loans first as reductions to principal and then to interest income.

OTHER REAL ESTATE

  The Company's ORE totaled $7.4 million at year end 1995 ($4.9 million from the acquisition of First LA), compared with $4.7 million a year ago and $2.1 million at December 31, 1993. The Company's policy is to record these properties at estimated fair value, net of selling expenses, at the time they are transferred into ORE, thereby tying future gains or losses from sale or potential additional write downs to underlying changes in the market.

ASSETS HELD FOR ACCELERATED DISPOSITION

  In March 1993, the Bank adopted the Disposition Program to aggressively dispose of ORE and certain problem loans with an aggregate book value before the Disposition Program of $119.5 million. In November, 1993, the Bank agreed to sell all six asset pools in the Disposition Program to WHC-THREE Investors, a limited partnership. The sale of the loans in the Disposition program closed in 1993 and a gain of $12.8 million was recognized. The sale of the ORE properties in the Disposition Program closed in the first half of 1994 and a gain of $4.2 million was recorded.

  The Bank provided 75% financing for the sale of properties in 1993 at terms comparable to other real estate loans in its portfolio. The terms of the notes require annual pay downs and payment of the remaining principal in five years in addition to payments when individual real estate assets securing the loans are sold or refinanced. The unpaid balance on the notes, all of which are performing, was $27.5 million and $41.7 million at December 31, 1995 and 1994, respectively.

DEPOSITS

  The maturity distribution of time deposits of $100,000 or more at December 31, 1995 is as follows:

                                               PUBLIC TIME CERTIFICATES
DOLLARS IN THOUSANDS                            DEPOSITS    OF DEPOSIT   TOTAL
--------------------                           ----------- ------------ --------
Under 3 months................................   $32,899     $175,350   $208,249
3 to 6 months.................................    35,368       44,818     80,186
6 to 12 months................................    22,803       18,820     41,623
Over 12 months................................     4,315        9,356     13,671
                                                 -------     --------   --------
    Total.....................................   $95,385     $248,344   $343,729
                                                 =======     ========   ========

  Of the total deposits of $100,000 or more in the table above, $172.5 million were acquired through the purchase of First LA.

  At December 31, 1995 and 1994 the aggregate amount of deposits by foreign depositors in domestic offices totaled $19.7 million and $21.6 million, respectively, the majority of which was interest bearing. The Bank had brokered deposits of $41.7 million, all from the First LA acquisition at December 31, 1995, and none in 1994.

  Total deposits of the Company increased to $3,248.0 million at December 31, 1995, an increase of $830.3 million from December 31, 1994. Of that increase, $796.6 million was the result of the First LA acquisition. Management expects not to renew approximately $93.9 million of public certificates of deposit from the acquisition of First LA. In addition, due to the closure of two branches of the former First LA in February 1996 and the potential loss of title and escrow deposits associated with problem credit relationships, management anticipates significant decreases in former First LA deposits in the first half of 1996.

  Due to normal seasonal increases, total deposits at December 31, 1995, excluding First LA, increased approximately $300 million from November 30, 1995 levels but had decreased by approximately $200 million by the middle of January 1996.

BORROWED FUNDS

  The following table summarizes the short term borrowings of the Company and their weighted average interest rates for the period indicated.

                                     1995                         1994                         1993
                         ---------------------------- ---------------------------- ----------------------------
                         BALANCES AT AVERAGE  AVERAGE BALANCES AT AVERAGE  AVERAGE BALANCES AT AVERAGE  AVERAGE
  DOLLARS IN THOUSANDS    YEAR-END   BALANCE   RATE    YEAR-END   BALANCE   RATE    YEAR-END   BALANCE   RATE
  --------------------   ----------- -------- ------- ----------- -------- ------- ----------- -------- -------
Federal funds purchased
 and securities sold
 under repurchase
 agreements.............  $258,353   $313,150  5.70%   $182,120   $215,130  3.98%   $202,459   $265,082  2.83%
Other short-term
 borrowings.............   195,100     72,062  6.08      50,000     20,348  4.12      15,000     14,000  3.17

  The Company significantly increased its use of short term borrowing to compensate for the decrease in deposit balances throughout 1995. The maximum amount of federal funds purchased and securities sold with agreements to repurchase at any month end was $428.6 million, $269.4 million and $423.0 million in 1995, 1994 and 1993, respectively.

  The maximum amount of other short-term borrowings at any month end was $195.1 million during the year ended December 31, 1995, and $50.0 million and $15.0 million during the years ended December 31, 1994 and 1993.

  At December 31, 1995 the Company also had outstanding long term debt of $25 million. The debt represented a fixed rate borrowing from the Federal Home Loan Bank of San Francisco which matures in May of 1997. Subsequent to borrowing the funds the Company entered into an interest rate swap agreement with the same maturity date as the long term debt. The swap obligates the Bank to pay the counterparty a floating rate of interest based on 3 month LIBOR and receive a fixed rate of interest from the counterparty.

ACQUISITION OF FIRST LOS ANGELES BANK

  At the close of business December 31, 1995 the Bank acquired for $85 million cash all the outstanding stock of First LA, a ten branch bank headquartered in Century City, California with total assets of $867 million. Immediately prior to the close, First LA sold certain real estate secured loans to its parent for $71.0 million. First LA had loans, securities and deposits of $338 million, $343 million, and $796 million, respectively at December 31, 1995. Immediately following the acquisition First LA was merged into the Bank. The acquisition was accounted for as a purchase. As a result of the acquisition the Bank recorded intangible assets of $12.6 million. The annual amortization of these intangibles assets will reduce pretax income by approximately $1.5 million in 1996. The acquisition is expected to augment the Bank's business lending portfolio and add to its base of core deposits, both key to growth plans of the Company. The acquisition is expected to be immediately accretive to the Company's earnings during 1996 despite the amortization of intangibles mentioned above.

                        1995 QUARTERLY OPERATING RESULTS

                                         QUARTER ENDED
                         -----------------------------------------------
DOLLARS IN THOUSANDS     MARCH 31,  JUNE 30,  SEPTEMBER 30, DECEMBER 31,  TOTAL
--------------------     ---------  --------  ------------- ------------ --------
Interest income
  From loans............ $ 37,702   $ 41,257    $ 43,254      $ 46,649   $168,862
  From investments......   11,668     11,761      11,959        13,344     48,732
                         --------   --------    --------      --------   --------
                           49,370     53,018      55,213        59,993    217,594
Interest expense........  (10,857)   (12,566)    (15,074)      (16,834)   (55,331)
                         --------   --------    --------      --------   --------
Net interest income.....   38,513     40,452      40,139        43,159    162,263
Provision for credit
 losses.................      --         --          --            --         --
                         --------   --------    --------      --------   --------
Net interest income
 after provision for
 credit losses..........   38,513     40,452      40,139        43,159    162,263
Noninterest income......    8,222      8,520       9,337         9,083     35,162
Gain (loss) on sale of
 securities.............      344        291        (137)       (1,094)      (596)
Noninterest expense.....  (29,625)   (30,214)    (28,058)      (30,787)  (118,684)
ORE (expense) income....     (152)       (59)        195           624        608
                         --------   --------    --------      --------   --------
Income before taxes.....   17,302     18,990      21,476        20,985     78,753
Income taxes............   (6,685)    (7,429)     (8,193)       (7,654)   (29,961)
                         --------   --------    --------      --------   --------
Net income.............. $ 10,617   $ 11,561    $ 13,283      $ 13,331   $ 48,792
                         ========   ========    ========      ========   ========
Net income per share.... $   0.23   $   0.25    $   0.29      $   0.29   $   1.06
                         ========   ========    ========      ========   ========

                        1994 QUARTERLY OPERATING RESULTS

                                         QUARTER ENDED
                         -----------------------------------------------
DOLLARS IN THOUSANDS     MARCH 31,  JUNE 30,  SEPTEMBER 30, DECEMBER 31,   TOTAL
--------------------     ---------  --------  ------------- ------------ ---------
Interest income
  From loans............ $ 29,499   $ 31,656    $ 32,988      $ 35,986   $ 130,129
  From investments......   11,239     13,212      14,053        13,192      51,696
                         --------   --------    --------      --------   ---------
                           40,738     44,868      47,041        49,178     181,825
Interest expense........   (8,749)    (9,443)     (9,893)      (10,329)    (38,414)
                         --------   --------    --------      --------   ---------
Net interest income.....   31,989     35,425      37,148        38,849     143,411
Provision for credit
 losses.................   (3,000)    (3,000)        --         (1,535)     (7,535)
Net interest income
 after provision for
 credit losses..........   28,989     32,425      37,148        37,314     135,876
Noninterest income......   10,321      8,874       8,785         8,200      36,180
Loss on sale of
 securities.............      --         --         (647)       (2,736)     (3,383)
Noninterest expense.....  (30,634)   (29,401)    (29,917)      (31,344)   (121,296)
ORE (expense) income....    4,526        774         203          (206)      5,297
                         --------   --------    --------      --------   ---------
Income before taxes.....   13,202     12,672      15,572        11,228      52,674
Income taxes............   (4,542)    (4,443)     (5,160)       (1,366)    (15,511)
                         --------   --------    --------      --------   ---------
Net income.............. $  8,660   $  8,229    $ 10,412      $  9,862   $  37,163
                         ========   ========    ========      ========   =========
Net income per share.... $   0.19   $   0.18    $   0.23      $   0.21   $    0.81
                         ========   ========    ========      ========   =========

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

  Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this annual report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions, and that the financial statements reasonably present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company's financial statements amounts that are based on estimates and judgments that it believes are reasonable under the circumstances.

  The independent auditors audit the Company's consolidated financial statements in accordance with generally accepted auditing standards and provide an objective, independent review of the fairness of reported operating results and financial position.

  The Board of Directors of the Corporation has an Audit Committee composed solely of three non-management Directors. The Committee meets periodically with financial management, the internal auditors and the independent auditors to review accounting control, auditing and financial matters.

                                          /s/ Russell Goldsmith
                                          -------------------------------------
                                          Russell Goldsmith
                                          Chief Executive Officer

                                          /s/ Bram Goldsmith
                                          -------------------------------------
                                          Bram Goldsmith
                                          Chairman of the Board

                                          /s/ Frank P. Pekny
                                          -------------------------------------
                                          Frank P. Pekny
                                          Executive Vice President and
                                          Chief Financial Officer

                         INDEPENDENT AUDITORS' REPORT

To Board of Directors and Shareholders of
City National Corporation:

  We have audited the accompanying consolidated balance sheet of City National Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

  As discussed in Note 1, the Company changed its method of accounting for the impairment of loans to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by Statement of Financial Accounting Standard No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures," on January 1, 1995.

KPMG Peat Marwick LLP

Los Angeles, California
January 17, 1996

                           CONSOLIDATED BALANCE SHEET

                                                                DECEMBER 31,
                                                            ----------------------
DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS                     1995        1994
------------------------------------------                  ----------  ----------
ASSETS
  Cash and due from banks.................................. $  339,737  $  298,715
  Interest-bearing deposits in other banks.................     80,696         674
  Federal funds sold and securities purchased under resale
   agreements..............................................    351,803     296,966
  Investment securities (market value $110,524 in 1995 and
   $625,425 in 1994).......................................    110,006     659,013
  Securities available-for-sale (cost $862,276 in 1995 and
   $96,124 in 1994) .......................................    865,401      90,422
  Trading account securities...............................     29,728      25,531
  Loans....................................................  2,346,611   1,643,918
  Less allowance for credit losses.........................    131,514     105,343
                                                            ----------  ----------
    Net loans..............................................  2,215,097   1,538,575
  Leveraged leases.........................................      8,400       9,856
  Premises and equipment, net..............................     23,607      19,231
  Customers' acceptance liability..........................      2,656       5,104
  Other real estate........................................      7,439       4,726
  Deferred tax asset.......................................     64,420      28,250
  Other assets.............................................     58,561      35,712
                                                            ----------  ----------
    Total assets........................................... $4,157,551  $3,012,775
                                                            ==========  ==========
LIABILITIES
  Demand deposits.......................................... $1,490,934  $1,151,709
  Interest checking deposits...............................    380,230     305,659
  Money market deposits....................................    801,369     669,940
  Savings deposits.........................................     89,042      88,027
  Time deposits-under $100,000.............................    142,731      77,657
  Time deposits-$100,000 and over..........................    343,729     124,770
                                                            ----------  ----------
    Total deposits.........................................  3,248,035   2,417,762
  Federal funds purchased and securities sold under
   repurchase agreements...................................    258,353     182,120
  Other short-term borrowings..............................    195,100      50,000
  Long-term debt...........................................     25,000         --
  Other liabilities........................................     61,450      27,068
  Acceptances outstanding..................................      2,656       5,104
                                                            ----------  ----------
    Total liabilities......................................  3,790,594   2,682,054
                                                            ----------  ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred Stock authorized--5,000,000, none outstanding..        --          --
  Common Stock-par value-$1.00; authorized--75,000,000
   Issued--45,553,724 shares in 1995 and 45,192,678 shares
   in 1994.................................................     45,554      45,193
  Additional paid-in capital...............................    266,829     263,611
  Unrealized gain (loss) on available-for-sale securities..      1,955      (3,564)
  Retained earnings........................................     62,518      25,481
  Treasury shares, at cost--762,500 at December 31, 1995...     (9,899)        --
                                                            ----------  ----------
    Total shareholders' equity.............................    366,957     330,721
                                                            ----------  ----------
    Total liabilities and shareholders' equity............. $4,157,551  $3,012,775
                                                            ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                                  ----------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS              1995      1994      1993
--------------------------------------            --------  --------  --------
INTEREST INCOME
Interest and fees on loans....................... $168,862  $130,129  $131,150
Interest on federal funds sold and securities
 purchased under resale agreements...............    7,013     7,264     9,357
Interest on investments securities:
 U. S. Treasury and federal agency securities....   25,853    32,521    26,190
 Municipal securities............................    1,091       848       122
 Other securities................................    2,280     1,566       813
Interest on securities available-for-sale........   10,480     8,301     1,001
Interest on trading account......................    2,015     1,196     1,159
                                                  --------  --------  --------
   Total.........................................  217,594   181,825   169,792
                                                  --------  --------  --------
INTEREST EXPENSE
Interest on deposits.............................   32,039    29,023    33,974
Interest on federal funds purchased and
 securities sold under repurchase agreements.....   17,855     8,552     7,499
Interest on other short-term borrowings..........    4,378       839       523
Interest on long-term debt.......................    1,059       --        --
                                                  --------  --------  --------
   Total.........................................   55,331    38,414    41,996
                                                  --------  --------  --------
Net interest income..............................  162,263   143,411   127,796
Provision for credit losses......................      --      7,535    60,163
                                                  --------  --------  --------
Net interest income after provision for credit
 losses..........................................  162,263   135,876    67,633
                                                  --------  --------  --------
NONINTEREST INCOME
Service charges on deposit accounts..............    8,073     9,294    11,570
Investment services income.......................    8,779     7,168     6,288
Trust fees.......................................    6,496     6,762     7,390
Gain on sale of selected ELC loans...............      --        --      4,460
Gain (loss) on sale of assets....................      (83)    1,494     1,941
Loss on sale of securities.......................     (596)   (3,383)      --
All other income.................................   11,897    11,462    14,161
                                                  --------  --------  --------
   Total.........................................   34,566    32,797    45,810
                                                  --------  --------  --------
NONINTEREST EXPENSE
Salaries and other employee benefits.............   65,375    64,396    69,783
Professional.....................................    8,836     8,264     7,348
Net occupancy of premises........................    7,923    10,286    11,828
Data processing..................................    7,476     7,202     7,757
Promotion........................................    4,419     2,962     1,900
Depreciation.....................................    4,120     4,145     4,516
Office supplies..................................    3,955     4,658     4,994
FDIC insurance...................................    2,486     5,774     7,202
Equipment........................................    2,272     2,653     1,996
Other operating..................................   11,822    10,956    11,902
Consolidation charge.............................      --        --     12,000
ORE income.......................................     (608)   (5,297)   (4,489)
                                                  --------  --------  --------
   Total.........................................  118,076   115,999   136,737
                                                  --------  --------  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
 INCOME TAX EXPENSE (BENEFIT)....................   78,753    52,674   (23,294)
Income tax expense (benefit).....................   29,961    15,511    (9,260)
                                                  --------  --------  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS.........   48,792    37,163   (14,034)
Income from discontinued operations..............      --        --      7,128
                                                  --------  --------  --------
NET INCOME (LOSS)................................ $ 48,792  $ 37,163  $ (6,906)
                                                  ========  ========  ========
INCOME (LOSS) PER SHARE FROM CONTINUING
 OPERATIONS...................................... $   1.06  $   0.81  $  (0.35)
                                                  ========  ========  ========
NET INCOME (LOSS) PER SHARE...................... $   1.06  $   0.81  $  (0.17)
                                                  ========  ========  ========
Shares used to compute income (loss) per share...   45,886    45,626    39,580
                                                  ========  ========  ========
Dividends per share.............................. $   0.26  $   0.05  $    --
                                                  ========  ========  ========

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 FOR THE YEAR ENDED DECEMBER
                                                             31,
                                                -------------------------------
DOLLARS IN THOUSANDS                              1995       1994       1993
--------------------                            ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).............................  $  48,792  $  37,163  $  (6,906)
Adjustment to net income (loss):
 Provision for credit losses..................        --       7,535     60,163
 Writedowns on ORE............................         96        --      10,120
 Gain on sales of ORE and Disposition
  Program.....................................     (1,055)    (5,597)   (15,568)
 Depreciation.................................      4,120      4,145      4,516
 Net (increase) decrease in trading
  securities..................................     (4,197)    14,234    (29,507)
 Net (increase) decrease in deferred tax
  benefits....................................     (6,077)   (10,200)    19,070
 Net increase in other liabilities (assets)...     (6,277)       165     11,879
 Other, net...................................      6,047     35,745     (5,287)
                                                ---------  ---------  ---------
   Net cash provided by operating activites...     41,449     83,190     48,480
                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in short-term
 investments..................................    (80,022)       (25)    14,307
Purchase of securities available for sale.....   (184,905)  (249,087)       --
Sales and maturities of securities available-
 for-sale.....................................    160,413    151,961     18,928
Maturities of investment securities...........    181,615    532,297    230,357
Purchase of investment securities.............    (32,951)  (313,786)  (711,798)
Purchase of residential mortgage loans........   (178,084)  (187,623)       --
(Loan originations) and principal collections,
 net..........................................   (206,580)   118,765    354,191
Proceeds from sales of ORE and Disposition
 Program assets...............................      6,489     20,543     41,639
Proceeds from sale of leveraged leases........        329      5,141        --
Proceeds from sales of loans..................        --         --      76,684
Net cash from acquisitions....................     95,624        --         --
Other, net....................................     17,688     33,661      9,450
                                                ---------  ---------  ---------
   Net cash provided (used) by investing
    activities................................   (220,384)   111,847     33,758
                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds
 purchased and securities sold under
 repurchase agreements........................     83,633    (20,339)  (136,690)
Net increase (decrease) in deposits...........     33,717   (109,005)  (384,509)
Net increase in short term borrowings.........    145,000     35,000        --
Proceeds from issuance of long term debt......     25,000        --         --
Proceeds from issuance of common stock........      3,131      1,147     76,989
Cash dividends paid...........................    (11,755)    (2,258)       --
Stock repurchase..............................     (9,899)       --         --
Other, net....................................      5,967     (3,405)     1,659
                                                ---------  ---------  ---------
   Net cash provided (used) by financing
    activities................................    274,794    (98,860)  (442,551)
                                                ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................     95,859     96,177   (360,313)
Cash and cash equivalents at beginning of
 year.........................................    595,681    499,504    859,817
                                                ---------  ---------  ---------
Cash and cash equivalents at end of year......  $ 691,540  $ 595,681  $ 499,504
                                                =========  =========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid (received) during the year for:
 Interest.....................................  $  53,198  $  38,406  $  42,771
 Income taxes.................................     36,248      4,444    (30,018)
Non-cash investing activities:
 Transfer from loans to foreclosed assets.....      2,465      4,023     28,590
 Transfers from (to) investment securities to
  (from) securities available for sale........    402,304        --      (8,201)
 Loan to facilitate sale of disposition
  program assets..............................        --         --      55,955
Non-cash financing activities:
 Proceeds from mortgages payable..............        --     (26,319)    26,319

          See accompanying Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                         UNREALIZED
                                                         GAIN (LOSS)
                                             ADDITIONAL ON SECURITIES RETAINED                TOTAL
                            SHARES   COMMON   PAID-IN   AVAILABLE FOR EARNINGS  TREASURY  SHAREHOLDERS'
DOLLARS IN THOUSANDS        ISSUED    STOCK   CAPITAL       SALE      (DEFICIT)  STOCK       EQUITY
--------------------      ---------- ------- ---------- ------------- --------  --------  -------------
Balances, December 31,
 1992...................  32,239,714 $32,240  $198,222     $  --      $ (2,518) $   --      $227,944
Net loss................         --      --        --         --        (6,906)     --        (6,906)
Stock options exercised.      70,892      71       417        --           --       --           488
Proceeds from rights
 offering...............  12,716,811  12,716    63,785        --           --       --        76,501
Tax benefit from stock
 options................         --      --         47        --           --       --            47
                          ---------- -------  --------     ------     --------  -------     --------
Balances, December 31,
 1993...................  45,027,417  45,027   262,471        --        (9,424)     --       298,074
Net income..............         --      --        --         --        37,163      --        37,163
Stock options exercised.     165,261     166       981        --           --       --         1,147
Tax benefit from stock
 options................         --      --        159        --           --       --           159
Cash dividends..........         --      --        --         --        (2,258)     --        (2,258)
Change in unrealized
 gain (loss) on
 securities available-
 for-sale...............         --      --        --      (3,564)         --       --        (3,564)
                          ---------- -------  --------     ------     --------  -------     --------
Balances, December 31,
 1994...................  45,192,678  45,193   263,611     (3,564)      25,481      --       330,721
Net income..............                                                48,792                48,792
Stock options exercised.     361,046     361     2,770        --           --       --         3,131
Tax benefit from stock
 options................         --      --        448        --           --       --           448
Cash dividends..........         --      --        --         --       (11,755)     --       (11,755)
Change in unrealized
 gain (loss) on
 securities available-
 for-sale...............         --      --        --       5,519          --       --         5,519
Repurchased shares......         --      --        --         --           --    (9,899)      (9,899)
                          ---------- -------  --------     ------     --------  -------     --------
Balances, December 31,
 1995...................  45,553,724 $45,554  $266,829     $1,955     $ 62,518  $(9,899)    $366,957
                          ========== =======  ========     ======     ========  =======     ========

          See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting and reporting policies of City National Corporation (the Corporation) and of City National Bank (the Bank) and its subsidiaries conform to generally accepted accounting practices and to prevailing practices within the banking industry. The preparation of these financial statements requires management to make estimates and assumptions that effect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.

  The Company, through its primary subsidiary the Bank, engages in commercial banking serving primarily middle market companies, professional and business borrowers, and associated individuals with commercial banking, fiduciary, residential mortgage, and personal banking services.

 Basis of Presentation

  The consolidated financial statements of the Company include the accounts of the Corporation, the Bank (100% owned), and its wholly owned subsidiaries after elimination of all material intercompany transactions. The Company also has, through its subsidiaries, a 32% interest in a real estate partnership. The Company's equity in the net income and capital of this partnership are included in the consolidated financial statements. Certain prior years' data have been reclassified to conform to current year presentation.

 Securities

  Securities held for investment are classified as investment securities. Because the Company has the ability and management has the intent to hold investment securities until maturity, investment securities are stated at cost adjusted for amortization of premiums and accretion of discounts. Trading account securities are stated at market value. Investments not classified as trading securities nor as investment securities are classified as available-for-sale securities and are recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from earnings and reported at an amount net of taxes as a separate component of shareholders' equity. Premiums or discounts on investment and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of investment or available-for-sale securities are recorded using the specific identification method. Investment services income consists of fees, commissions and markups on securities transactions with customers and money market mutual fund fees.

 Loans

  Loans are generally carried at principal amounts outstanding less unearned income. Unearned income includes deferred unamortized fees net of direct incremental loan origination costs as required by SFAS No. 91. Interest income is accrued as earned. Net deferred fees are accreted into interest income using the interest method or straight line method if not materially different. Loans held for sale are recorded at the lower of cost or market.

  Loans are placed on nonaccrual status when a loan becomes 90 days past due as to interest or principal unless the loan is both well secured and in the process of collection. Loans are also placed on nonaccrual status when the full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for a return to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.

  In January 1995 the Company adopted Statement of Financial Accounting Standards No.114 (SFAS 114) "Accounting by Creditors for Impairment of a Loan" and No. 118 (SFAS 118) "Accounting by Creditors for Impairment of a Loan-- Income Recognition and Disclosures" which amended certain provisions of SFAS No.

114. The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the impairment is measured by using the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

  When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the provision for credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for credit losses.

  The Company's policy is to record cash receipts received on impaired loans first as reductions to principal and then to interest income.

 Allowance for Credit Losses

  The provision for credit losses charged to operations reflects management's judgement of the adequacy of the allowance for credit losses and is determined through periodic analytical reviews of the loan portfolio, problem loans and consideration of such other factors as the Bank's loan loss experience, trends in problem loans, concentrations of credit risk, and current and expected future economic conditions, as well as the results of the Company's ongoing examination process and that of its regulators.

 Leveraged Leases

  Income from leveraged leases is recognized over the terms of the lease based upon the unrecovered equity investment.

 Premises and Equipment

  Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed generally on a straight line basis over the estimated useful life of each type of asset. Gains or losses on dispositions are reflected in current operations. Maintenance and repairs are charged to operating expense.

 Other Real Estate (ORE)

  Other real estate is comprised of real estate acquired in satisfaction of loans. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to ORE and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. The fair value of the ORE property is based upon a current appraisal. Losses that result from ongoing periodic valuation of these properties are charged against ORE expense in the period in which they are identified. Expenses for holding costs are charged to operations as incurred.

 Income Taxes

  The Company files a consolidated federal income tax return and a combined state income tax return. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting basis of assets and liabilities, as well as for operating losses and tax credit carry forwards, using enacted tax laws and rates. Deferred tax assets will be reduced through a valuation allowance whenever it becomes more likely than not that all, or some portion, will not be realized. Deferred income taxes (benefits) represent the net change in the deferred tax asset, or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total income tax expense (benefit) for the year.

 Income (Loss) Per Share

  Income (loss) per share is computed on the basis of the average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method.

 Derivatives and Hedging Activities

  Gains or losses on derivatives identified as hedges are deferred and recognized in income or expense as adjustment to the income or expense of the related hedged transaction.

 Statement of Cash Flows

  For the purposes of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

 Goodwill and Other Intangibles

  Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases and is amortized over fifteen years. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized over seven years. Goodwill and other intangibles are evaluated periodically for other than temporary impairment. Should such an assessment indicate that the undiscounted value of an intangible may be impaired, the net book value of the intangible would be written down to net estimated recoverable value.

 Discontinued Operations

  All income and expenses related to the sale of City National Information Services (CNIS) to Systematics, Inc., in 1993 have been removed from continuing operations and are now included in the Consolidated Statement of Operations under the caption "Income from discontinued operations".

 Other

  The Company and its subsidiaries are on the accrual basis of accounting for income and expenses. In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the accounts.

NOTE 2. ACQUISITIONS

  On December 31, 1995, at the close of business, the Bank acquired all the outstanding stock of First LA for $85 million in cash in a transaction that has been accounted for as a purchase. Immediately prior to the close, First LA sold certain real estate secured loans to its parent for $71.0 million. First LA had total assets, loans, securities, cash, and other assets of $867 million, $338 million, $343 million, $110 million, and $76 million, respectively at December 31, 1995. Additionally, First LA had $796 million of deposits at December 31, 1995. Immediately upon acquisition First LA was merged into the Bank. Merger related expenses of $1.0 million were recorded in 1995 to cover certain integration, data processing, and lease termination expenses related to the acquisition. As a result of the adjustment of First LA's assets and liabilities to fair value at December 31, 1995, the Company recorded intangible assets of $12.6 million.

  The following table presents an unaudited pro forma combined summary of operations of the Company and First LA for the years ended December 31, 1995 and 1994. The unaudited pro forma combined summary of operations is presented as if the merger had been effective January 1, 1994. This information combines the historical results of the Company and First LA after giving effect to amortization of purchase accounting adjustments. The unaudited pro forma combined summary of operations is based on the Company's historical results and those of First LA. The unaudited pro forma combined summary of operations is intended for informational purposes only and is not necessarily indicative of the future results of the Company or of the results of the Company that would have occurred had the acquisition been in effect for the full years presented.

              UNAUDITED PRO FORMA COMBINED SUMMARY OF OPERATIONS

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                  -----------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                         1995     1994
-------------------------------------------                       -------- --------
Interest income.................................................. $275,809 $240,064
Interest expense.................................................   78,472   56,344
                                                                  -------- --------
    Net interest income..........................................  197,337  183,720
Provision for credit losses......................................   14,225   28,735
Noninterest income...............................................   39,247   38,101
Noninterest expense..............................................  155,769  163,743
                                                                  -------- --------
Income before income taxes.......................................   66,590   29,343
Income taxes.....................................................   29,961   15,811
                                                                  -------- --------
    Net income (loss)............................................ $ 36,629 $ 13,532
                                                                  ======== ========
    Net income (loss) per share.................................. $    .80 $    .30
                                                                  ======== ========

  The unaudited pro forma combined net income per share were calculated based on the pro forma combined net income and the actual average common shares and share equivalents outstanding during the years presented. Because the acquisition was paid for entirely with cash, the average shares and share equivalents outstanding are the same as those in the Company's Consolidated Statement of Operations for the years presented.

NOTE 3. INVESTMENT SECURITIES

  The following is a summary of the amortized cost and estimated fair value for the major categories of investment securities:

                                                   GROSS      GROSS
                                        CARRYING UNREALIZED UNREALIZED   FAIR
DECEMBER 31                              VALUE     GAINS      LOSSES    VALUE
-----------                             -------- ---------- ---------- --------
                                                 DOLLARS IN THOUSANDS
1995
  U.S. Government and federal agency
   securities.......................... $    --    $  --     $   --    $    --
  Mortgage-backed securities...........   80,935      644        268     81,311
  State and municipal securities.......   19,833      161          5     19,989
  Other securities.....................    9,238      --          14      9,224
                                        --------   ------    -------   --------
    Total.............................. $110,006   $  805    $   287   $110,524
                                        ========   ======    =======   ========
1994
  U.S. Government and federal agency
   securities.......................... $334,373   $  --     $15,392   $318,981
  Mortgage-backed securities...........  263,161      --      17,554    245,607
  State and municipal securities.......   25,633       15        500     25,148
  Other securities.....................   35,846      --         157     35,689
                                        --------   ------    -------   --------
    Total.............................. $659,013   $   15    $33,603   $625,425
                                        ========   ======    =======   ========

  In November 1995 the Financial Accounting Standards Board issued its Guide to Implementation of SFAS No. 115 and allowed companies a single opportunity during the period from November 15, 1995 to December 31, 1995 to reclassify securities between the categories of held-to-maturity and available-for-sale without tainting the classification of any securities. In December 1995, the Company reclassified securities with a book value of $402.3 million and fair value of $401.2 million from the investment securities classification to available-for-sale. As of December 31, 1995, $3.5 million of municipal securities balances were the result of the acquisition of First LA.

  Sales of investment securities within ninety days of maturity as permitted under SFAS No. 115 resulted in losses of $.4 million in 1995, insignificant amounts in 1994 and none in 1993.

  The carrying values and estimated fair values of investment securities at December 31, 1995, by contractual maturity, are shown below:

                                              ONE YEAR       OVER 1 YEAR      OVER 5 YEARS         OVER
                               TOTAL           OR LESS       THRU 5 YEARS    THRU 10 YEARS       10 YEARS
                         ----------------- --------------- ---------------- ---------------- ----------------
                          AMOUNT  YIELD(1) AMOUNT YIELD(1) AMOUNT  YIELD(1) AMOUNT  YIELD(1) AMOUNT  YIELD(1)
                         -------- -------- ------ -------- ------- -------- ------- -------- ------- --------
                                                         DOLLARS IN THOUSANDS
U.S. Government and
 federal agency
 securities............. $    --     -- %  $  --     -- %  $   --     -- %  $   --     -- %  $   --     -- %
Mortgage-backed
 securities.............   80,935   6.14      --     --     28,499   5.13    10,491   5.39    41,945   7.02
State and municipal
 securities.............   19,833   7.61    1,269   5.21    12,851   7.38     4,069   7.88     1,644  10.62
Other securities(2).....    9,238   6.00    1,000   5.50     2,500   6.30       --     --      5,738   5.99
                         --------   ----   ------   ----   -------   ----   -------   ----   -------  -----
    Total............... $110,006   6.39   $2,269   5.33   $43,850   5.86   $14,560   6.09   $49,327   7.02
                         ========          ======          =======          =======          =======
    Fair value.......... $110,524          $2,263          $43,818          $14,471          $49,972
                         ========          ======          =======          =======          =======

--------
(1) Fully taxable equivalent.
(2) Equity securities are reported in the "over ten years" category.

NOTE 4. SECURITIES AVAILABLE-FOR-SALE

  The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

                                                   GROSS      GROSS
                                       AMORTIZED UNREALIZED UNREALIZED   FAIR
DECEMBER 31                              COST      GAINS      LOSSES    VALUE
-----------                            --------- ---------- ---------- --------
                                                 DOLLARS IN THOUSANDS
1995
  U.S. Government and federal agency
   securities......................... $586,529    $2,265     $  844   $587,950
  Mortgage-backed securities..........  212,266       959        521    212,704
  State and municipal securities......   17,353        73         40     17,386
  Other securities....................   46,128     1,357        124     47,361
                                       --------    ------     ------   --------
    Total............................. $862,276    $4,654     $1,529   $865,401
                                       ========    ======     ======   ========
1994
  U.S. Government and federal agency
   securities......................... $ 34,798    $  --      $1,149   $ 33,649
  Mortgage-backed securities..........   52,927       --       4,796     48,131
  Other securities....................    8,399       829        586      8,642
                                       --------    ------     ------   --------
    Total............................. $ 96,124    $  829     $6,531   $ 90,422
                                       ========    ======     ======   ========

  As described in Note 3, above the Company reclassified certain securities with an amortized cost of $402.3 million and an estimated fair value of $401.2 million at the time of the reclassification from investment to available-for-sale. In addition to that reclassification, the December 31, 1995 balance of available-for-sale securities included $339.3 million of securities from the acquisition of First LA.

  Sales of available-for-sale securities resulted in losses of $.2 million in 1995, $3.4 million in 1994 and none in 1993.

  The estimated fair value and amortized cost of securities available-for-sale at December 31, 1995, by contractual maturity, are shown below.

                                                             OVER 1 YEAR THRU    OVER 5 YEARS
                               TOTAL       ONE YEAR OR LESS       5 YEARS       THRU 10 YEARS     OVER 10 YEARS
                         ----------------- ----------------- ----------------- ---------------- -----------------
                          AMOUNT  YIELD(1)  AMOUNT  YIELD(1)  AMOUNT  YIELD(1) AMOUNT  YIELD(1)  AMOUNT  YIELD(1)
                          ------  -------- -------- -------- -------- -------- ------- -------- -------- --------
                                                           DOLLARS IN THOUSANDS
U.S. Government and
 federal agency
 securities............. $587,950   5.31%  $307,378   5.14   $257,444   5.49%  $23,128   5.50%  $    --     -- %
Mortgage-backed
 securities.............  212,704   6.46        --     --      16,351   5.74       319   7.96    196,034   6.52
State and municipal
 securities.............   17,386   7.86      4,022   8.25     12,107   7.57       527   8.06        730  12.12
Other securities(2).....   47,361   8.58      5,109   7.47      9,133  12.80     2,120  11.88     30,999   7.36
                         --------   ----   --------   ----   --------  -----   -------  -----   --------  -----
   Total................ $865,401   5.82   $316,509   5.22   $295,035   5.81   $26,094   6.10   $227,763   6.64
                         ========          ========          ========          =======          ========
   Amortized Cost....... $862,276          $316,038          $292,932          $26,072          $227,234
                         ========          ========          ========          =======          ========

--------
(1) Fully taxable equivalent.
(2) Equity securities are reported in the "over ten years" category.

  Securities totaling $636.1 million were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

  The following is a summary of the major categories of loans:

                                                               DECEMBER 31,
                                                           ---------------------
DOLLARS IN THOUSANDS                                          1995       1994
--------------------                                       ---------- ----------
Commercial loans(1)....................................... $1,080,125 $  906,417
Real estate construction loans............................     81,318     31,201
Real estate mortgage loans(1).............................    553,095    457,030
Residential first mortgage loans..........................    593,546    212,595
Installment loans.........................................     38,527     36,675
                                                           ---------- ----------
    Total loans (net of unearned income and fees of $5,067
     and $5,455)                                           $2,346,611 $1,643,918
                                                           ========== ==========

--------
(1) Data for 1994 have been reclassified to reflect adoption of Statements of Financial Accounting Standards 114 and 118.

  Of the total of loans shown in the table above, $337.5 million of the balance at December 31, 1995, is the result of the acquisition of First LA.

  Certain loans previously recorded as in-substance foreclosures have been reclassified as nonaccrual loans. At December 31, 1995 the Company had identified impaired loans with a recorded investment of $28.2 million. An allowance of $1.4 million on loans with an outstanding balance of $6.7 million, representing the difference between the value of collateral supporting the loans and their outstanding balances, is included in the allowance for credit losses. For the year 1995 the average balance of impaired loans was $29.9 million. During 1995 no interest income was recognized on impaired loans.

  In the normal course of business, the Bank has loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to other customers with a similar credit standing. The aggregate dollar amounts of these loans were $16.4 million and $17.5 million at December 31, 1995 and 1994, respectively. During 1995, repayments totaled $1.1 million and there were no additional advances. Interest income recognized on these loans amounted to $1.5 million, $1.5 million and $2.3 million during 1995, 1994 and 1993, respectively. At December 31, 1995, none of these loans ] were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all such borrowers have the ability to comply with the present loan repayment terms.

  Loans past due 90 days or more and still accruing interest totaled $6.5 million, $4.3 million and $28.9 million at December 31, 1995, 1994 and 1993, respectively. First LA did not have any loans past due 90 days or more and still accruing interest at December 31, 1995. Restructured loans totaled $7.2 million, $9.1 million, and $1.0 million at December 31, 1995, 1994 and 1993, respectively. At December 31, 1995 $1.7 million of the restructured loans were on nonaccrual status all related to loans acquired in the purchase of First LA.

  The following is a summary of activity in the allowance for credit losses:

DOLLARS IN THOUSANDS                                 1995      1994      1993
--------------------                               --------  --------  --------
Balance, January 1................................ $105,343  $110,499  $136,095
Provision charged to expense (1)..................      --      7,535    60,163
Adjustments (2)...................................      --        --     (1,475)
Acquisition of First LA...........................   19,077       --        --
Charge offs (1)...................................  (17,041)  (48,520) (113,128)
Recoveries........................................   24,135    35,829    28,844
                                                   --------  --------  --------
Net (charge offs) recoveries......................    7,094   (12,691)  (84,284)
                                                   --------  --------  --------
Balance, December 31.............................. $131,514  $105,343  $110,499
                                                   ========  ========  ========

--------
(1) Data for years prior to 1995 have been reclassified to reflect adoption of Statements of Financial Accounting Standards 114 and 118.
(2) Allowance for credit losses allocated to $73.7 million of equity line of credit loans sold in April 1993.

  The following is a summary of nonaccrual loans and related interest foregone:

                                                              DECEMBER 31,
                                                         -----------------------
DOLLARS IN THOUSANDS                                      1995    1994    1993
--------------------                                     ------- ------- -------
Nonaccrual loans........................................ $48,124 $58,801 $79,303
                                                         ======= ======= =======
Contractual interest due................................ $ 7,232 $ 8,286 $14,124
Interest recognized.....................................   2,663   3,489   3,871
                                                         ------- ------- -------
    Net interest foregone............................... $ 4,569 $ 4,797 $10,253
                                                         ======= ======= =======

  Of the totals at December 31, 1995 shown above, the acquisition of First LA added $12.6 million of nonaccrual loans.

  The following is a summary of foregone interest on nonaccrual loans at December 31. The summary does not include interest foregone on loans on nonaccrual status that were either charged off prior to year end or transferred to ORE prior to year end.

                                                                DECEMBER 31,
                                                            --------------------
DOLLARS IN THOUSANDS                                         1995   1994   1993
--------------------                                        ------ ------ ------
Contractual interest due................................... $5,821 $6,810 $8,597
Interest recognized........................................    847  1,136  2,632
                                                            ------ ------ ------
    Net interest foregone.................................. $4,974 $5,674 $5,965
                                                            ====== ====== ======

NOTE 6. ASSETS HELD FOR ACCELERATED DISPOSITION

  In March 1993, the Bank adopted an accelerated disposition program (the Disposition Program) to aggressively dispose of ORE and certain problem loans with an aggregate book value before the Disposition Program of $119.5 million.

  On November 17, 1993, the Bank signed a definitive agreement to sell all six asset pools in its Disposition Program to WHC-Three Investors, L.P., a limited partnership. The sale of the loans closed concurrent with the signing of the definitive agreement and a gain of $12.8 million was recognized at that time net of disposition expenses and allowances. This gain is included in ORE income in the Consolidated Statement of Operations. The sale of the Disposition Program ORE closed in the first half of 1994 at which time a pretax gain of $4.2 million was recognized.

  The Bank provided $56.0 million in financing for this sale at terms comparable to other real estate loans in its portfolio. The terms of the notes require annual pay downs and payment of the remaining principal in five years in addition to payments when individual real estate assets securing the loans are sold or refinanced. At December 31, 1995 and 1994 the outstanding balance of this loan was $27.5 million and $41.7 million, respectively, and the loan was performing in accordance with its original terms.

NOTE 7. NET INVESTMENT IN LEVERAGED LEASES

  The following is a summary of the net investment in leveraged leases:

DOLLARS IN THOUSANDS                                            1995     1994
--------------------                                           -------  -------
Net rental receivables.......................................  $ 7,250  $ 8,300
Estimated residual values (ranging from 5% to 20% of original
 asset cost).................................................    3,257    3,500
Deferred expenses............................................      --        17
Less: deferred income........................................   (2,107)  (1,961)
                                                               -------  -------
  Investment in leveraged leases.............................    8,400    9,856
Less: deferred taxes arising from leveraged leases...........   (6,476)  (7,662)
                                                               -------  -------
    Net investment in leveraged leases.......................  $ 1,924  $ 2,194
                                                               =======  =======

  The Bank is the lessor of transportation and other equipment under leveraged lease agreements expiring in various years extending to the year 2006. The equity investment represents between 27% and 38% of the purchase price; the remaining amount was furnished by third-party financing in the form of nonrecourse long-term debt and is secured by the property. For federal income tax purposes, the Bank, as an equity participant, is entitled to allowable investment tax credits, deductions for depreciation of asset cost, and related debt service costs, based on its share of the investment.

NOTE 8. PREMISES AND EQUIPMENT

  The following is a summary of data for the major categories of premises and equipment:

                                                           ACCUMULATED
                                                           DEPRECIATION
                                                               AND      CARRYING
DOLLARS IN THOUSANDS                                COST   AMORTIZATION  VALUE
--------------------                               ------- ------------ --------
December 31, 1995
  Premises, including land of $2,548.............. $35,835   $19,998    $15,837
  Furniture, fixtures and equipment...............  28,863    21,093      7,770
                                                   -------   -------    -------
    Total......................................... $64,698   $41,091    $23,607
                                                   =======   =======    =======
December 31, 1994
  Premises, including land of $2,490.............. $32,414   $19,895    $12,519
  Furniture, fixtures and equipment...............  28,758    22,046      6,712
                                                   -------   -------    -------
    Total......................................... $61,172   $41,941    $19,231
                                                   =======   =======    =======

  Depreciation and amortization expense was $4.1 million in 1995, $4.1 million in 1994 and $4.5 million in 1993. Net rental payments on operating leases included in net occupancy of premises in the Consolidated Statement of Operations were $5.4 million in 1995, $7.6 million in 1994, and $8.9 million in 1993.

  The future net minimum rental commitments were as follows at December 31, 1995:

                                                                 NET MINIMUM
      DOLLARS IN THOUSANDS                                    RENTAL COMMITMENTS
      --------------------                                    ------------------
      1996...................................................      $10,599
      1997...................................................        9,669
      1998...................................................        9,096
      1999...................................................        8,511
      2000...................................................        5,985
      2001-2005..............................................       11,196
      2006-2010..............................................          706
      After 2010.............................................        2,610
                                                                   -------
          Total..............................................      $58,372
                                                                   =======

  A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. The Bank paid $.9 million in each of the last three years for rent and operating expense pass throughs to a real estate partnership in which the Bank owns a 32% interest, and Mr. Bram Goldsmith, Chairman of the Corporation, indirectly owns a 14% interest.

  The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases including those assumed in the acquisition of First LA. Lease obligations assumed from First LA have been adjusted to current market values through purchase accounting adjustments. The allowance thus created will be accreted over the terms of the leases and reduce the total expense recognized by the Company in its operating expenses.

NOTE 9. CONSOLIDATION CHARGE

  In November 1993, the Bank announced a consolidation plan to improve efficiency and operational productivity in its branch network. By the second quarter of 1994 six branches were closed and the number of lending locations reduced. To cover the costs associated with this action, the Bank recorded a consolidation charge of $12.0 million in the fourth quarter of 1993, comprised of $7.5 million for disposition of lease commitments, $1.5 million for disposition of fixed assets and $3.0 million for severance costs and other expenses directly related to the consolidation. At December 31, 1995, the balance in the allowance for branch consolidation totaled $4.9 million and is included in Other Liabilities in the Consolidated Balance Sheet. The remaining balance of the allowance consists primarily of the present value of amounts estimated by management required to settle lease obligations through early termination or payment of the remaining contractual lease obligations.

NOTE 10. INCOME TAXES

  Income tax (benefit) on income from continuing operations in the Consolidated Statement of Operations is composed of the following amounts:

DOLLARS IN THOUSANDS                                 CURRENT   DEFERRED   TOTAL
--------------------                                 --------  --------  -------
1995
  Federal........................................... $ 31,829  $(9,020)  $22,809
  State.............................................    7,442     (290)    7,152
                                                     --------  -------   -------
    Total........................................... $ 39,271  $(9,310)  $29,961
                                                     ========  =======   =======
1994
  Federal........................................... $ 22,761  $(4,200)  $18,561
  State.............................................      800   (3,850)   (3,050)
                                                     --------  -------   -------
    Total........................................... $ 23,561  $(8,050)  $15,511
                                                     ========  =======   =======
1993
  Federal........................................... $(25,250) $15,990   $(9,260)
  State.............................................      --       --        --
                                                     --------  -------   -------
    Total........................................... $(25,250) $15,990   $(9,260)
                                                     ========  =======   =======

  Additionally, the Company recorded tax expense of $3.7 million in 1993 on income from discontinued operations. Deferred assets (liabilities) in the amount of $(1.2) million in 1995, $2.0 million in 1994 and none in 1993 relating to unrealized gains or losses on available-for-sale securities are included in shareholders' equity.

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

DOLLARS IN THOUSANDS                                           1995      1994
--------------------                                         --------  --------
Deferred tax assets:
  Allowance for credit losses............................... $ 45,041  $ 32,439
  Net operating loss carryforward...........................   18,444       --
  Accrued expenses..........................................    7,773     4,128
  State income taxes........................................   18,884    11,910
  Unrealized losses on available for sale securities........      --      1,995
  Purchase accounting fair value adjustment.................    4,673       --
  Other.....................................................      494       180
                                                             --------  --------
    Total gross deferred tax assets.........................   95,309    50,652
  Valuation allowance.......................................  (19,787)  (10,737)
                                                             --------  --------
                                                               75,522    39,915
Deferred tax liabilities:
  Leveraged leases..........................................    6,476     7,662
  Installment sales.........................................    1,978     3,231
  Unrealized gains on available for sale securities.........    1,170       --
  Depreciation..............................................      173        74
  Loan fees.................................................      753       523
  Other.....................................................      552       175
                                                             --------  --------
    Total gross deferred tax liabilities....................   11,102    11,665
                                                             --------  --------
Net deferred tax assets..................................... $ 64,420   $28,250
                                                             ========  ========

  Income taxes (benefit) resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

                                                               % OF PRETAX
                                                              INCOME (LOSS)
                                                             -----------------
                                                             1995  1994  1993
                                                             ----  ----  -----
Statutory rate (benefit).................................... 35.0% 35.0% (35.0)%
Net state income tax (benefit)..............................  5.9  (4.1)   --
Tax exempt income........................................... (1.5) (1.5)  (3.5)
Realized net operating loss carry back......................  --    --    (1.1)
Tax credits................................................. (1.0)  --     --
All other--net.............................................. (0.4)  --    (0.2)
                                                             ----  ----  -----
Effective tax provision (benefit)........................... 38.0% 29.4% (39.8)%
                                                             ====  ====  =====

  SFAS No. 109 requires that the tax benefit of deductible temporary differences and net operating loss carry forwards be recorded as an asset to the extent that management assesses the utilization of such temporary differences and carry forwards to be "more likely than not". In accordance with SFAS No. 109, the realization of tax benefits of deductible temporary differences and carry forwards depends on whether the Company has sufficient taxable income within the carry back and carry forward periods permitted by the tax law to allow for utilization of the deductible amounts. As of any period end the amount of deferred tax asset that is considered realizable could be reduced if estimates of future taxable income are reduced.

  As of January 1, 1995, the Company had an $10.7 million valuation allowance principally related to net California deductible temporary differences of $76.0 million. California law does not permit carry backs and requires a 50% reduction of tax losses that are carried forward. In 1995, the Company reduced the valuation allowance by $.9 million to reflect the net deductible temporary differences that are expected to be realized in 1996. At December 31, 1995 the Company's valuation allowance increased to $19.8 million, including $9.0 million due to the acquisition of First LA. The valuation allowance for deferred tax assets of First LA pertains to net operating loss carry forwards that presently cannot be determined as more likely than not to be realized. Future reversal, if any, of the $9.0 million valuation allowances resulting from the acquisition of First LA will reduce goodwill and then core deposit intangibles.

  At December 31, 1995 and 1994 the Company had income tax refunds receivable of $3.0 million and $5.7 million, respectively. These amounts are included in other assets in the Consolidated Balance Sheet.

NOTE 11. RETIREMENT PLAN

  The Company has a profit sharing retirement plan with an IRS Section 401(k) feature covering all employees with at least one year of continuous service. Contributions are made on an annual basis into a trust fund and are allocated to the participants based on their salaries and length of service. The contribution requirement is based on a percentage of annual net income excluding non operating gains or losses. In 1995, the Company contribution was $4.1 million, compared to $3.3 million in 1994. In 1993 due to the Company's losses, no contributions were made.

  Employees may contribute up to 10% of their pretax salary, but not more than the maximum allowed under IRS regulations. The Bank matches 10% of the first four percent of covered compensation contributed using participants forfeitures and additional Bank contributions if necessary. For 1995, 1994 and 1993, the Bank's matching contributions were $63,000, $140,000 and $122,000, respectively.

  The Company does not provide for any post retirement employee benefits beyond the profit sharing retirement plan.

NOTE 12. STOCK OPTION PLANS

  Under the 1995 Omnibus Plan 3,000,000 shares of the Company's common stock were reserved for the grant of stock options. The Corporation's 1983 Stock Option Plan and 1985 Stock Option Plan have expired but options granted thereunder remain outstanding. Grants to employees will be at prices at least equal to the market price of the Company's stock on the effective date of the grant. In each succeeding year following the date of grant, 25% of the options become exercisable. After ten years from grant, all unexercised options will expire.

  The Corporation, on October 16, 1995 (in connection with an employment agreement), granted to Mr. Russell Goldsmith, Chief Executive Officer, a nonstatutory stock option for 350,000 shares of the Corporation's common stock at the market price on the date of the grant, $13.38. The options are exercisable one-third upon grant, one-third at the end of the first year of such employment contract, and the final one-third at the end of the second year of the employment contract.

  The following is a summary of the transactions under the stock option plans described above:

                                             1995                  1994
                                    ---------------------- ---------------------
                                    NUMBER(1)              NUMBER(1)   OPTION
                                    OF SHARES OPTION PRICE OF SHARES    PRICE
                                    --------- ------------ --------- -----------
Options outstanding, January 1.....   4,251   $ 5.05-23.75   4,888   $5.05-23.75
Granted............................   1,056    10.25-13.75      21    8.38-10.88
Exercised..........................    (361)    6.31-12.65    (165)   5.97- 8.72
Cancelled..........................    (826)    6.31-23.75    (493)   6.31-23.75
                                      -----   ------------   -----   -----------
Options outstanding, December 31...   4,120   $ 5.05-23.75   4,251   $5.05-23.75
                                      =====   ============   =====   ===========

--------
(1) In thousands

  At December 31, 1995, nonstatutory and incentive stock options covering 844,922 and 1,850,877 shares, respectively, of the Company's common stock were exercisable under the plans. At December 31, 1995, 2,996,500 shares were available for future grants.

  The Company also grants annually to each director stock options with a value of $3,000 at an exercise price of $1 per share. Such options fully vest six months after grant. During 1995 and 1994, options for 2,926 and 3,537 shares, respectively, were granted to directors.

  In October 1995, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock Based Compensation." The statement requires that companies either adopt the preferred method of accounting for stock plans and charge the fair value of the options awarded under those plans to operating income or continue to account for such plans under provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees." If a company elects to continue to apply APB No. 25 it must still disclose the proforma effect on net income and net income per share that would have resulted if the fair value of the awards had been charged to income.

  The Company adopted SFAS No. 123 on January 1, 1996 and elected to continue to apply the accounting provisions of APB No. 25. The proforma effects on net income and net income per share that must be disclosed in the Company's 1996 financial statements are not expected to be material to the Company's results of operations or shareholders' equity.

NOTE 13. BORROWED FUNDS

  The following is a summary of borrowed funds of the Company excluding federal funds purchased and securities sold under agreements to repurchase:

                                                                 DECEMBER 31,
                                                               ----------------
DOLLARS IN THOUSANDS                                             1995    1994
--------------------                                           -------- -------
Other short-term borrowings:
  Term federal funds purchased................................ $100,000 $   --
  Treasury, tax and loan note.................................   30,100  50,000
  Federal Home Loan Bank advance..............................   65,000     --
                                                               -------- -------
    Total..................................................... $195,100 $50,000
                                                               ======== =======
Long term debt:
  Federal Home Loan Bank advance.............................. $ 25,000 $   --
                                                               ======== =======

  Short-term borrowings consist of funds with original maturities of one year or less, and long-term debt consists of borrowings with original maturities of greater than one year. The maximum amount of other short-term borrowings at any month end was $195.1 million, $50.0 million, and $15.0 million in 1995, 1994 and 1993, respectively.

  At December 31, 1995 the Company's outstanding long-term debt of $25 million had a fixed interest rate of 6.5% and a maturity date of May 8, 1997. The debt represented a borrowing from the Federal Home Loan Bank of San Francisco. The interest rate on the long-term debt has been synthetically altered through the use of a three month LIBOR interest rate swap.

NOTE 14. AVAILABILITY OF FUNDS FROM SUBSIDIARIES; RESTRICTIONS ON CASH BALANCES; CAPITAL

  Historically, the majority of the funds for the payment of dividends by the Company have been obtained from its subsidiary, City National Bank. Under federal banking law, dividends declared by national banks in any calendar year may not, without the approval of the OCC, exceed net profits (as defined), for that year combined with its retained net income for the preceding two calendar years. At December 31, 1995, the Bank could have declared dividends of $59.7 million without the approval of regulators.

  Federal banking law also prohibits the Corporation from borrowing from its bank subsidiaries on less than a fully secured basis. At December 31, 1995 the Corporation had borrowed from the Bank $19.7 million, all of which was appropriately secured in compliance with regulatory requirements.

  Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Company. During 1995 and 1994, reserve balances averaged approximately $62.6 million and $58.2 million, respectively.

  The minimum Tier 1 and total capital ratios are 4.00% and 8.00%, respectively. The minimum leverage ratio capital requirement is from 3.00% to 5.00%, depending on an institution's composite rating by its primary regulator. The capital ratios for the Company and the Bank were in excess of these minimum capital requirements as of December 31, 1995.

NOTE 15. COMMITMENTS AND CONTINGENCIES

  In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheet.

  Exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

  The Company had outstanding loan commitments aggregating $821.3 million and $650.0 million in December 31, 1995 and 1994, respectively. In addition, the Company had $90.1 million and $78.6 million outstanding in bankers acceptances and letters of credit, of which $65.3 million and $49.4 million relate to standby letters of credit at December 31, 1995 and 1994, respectively. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis.

  The Corporation or its subsidiaries are defendants in various pending lawsuits claiming substantial amounts. Based upon present knowledge, management and in-house counsel are of the opinion that the final outcome of such lawsuits will not have a material adverse effect upon the Corporation.

NOTE 16. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

 Cash and due from banks and Federal funds sold

  For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

 Securities and trading account assets

  For securities held as investments or available for sale, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. For trading account securities, fair values are based on quoted market prices or dealer quotes.

 Loan receivables

  For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using dealer quotes, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded that the allowance for credit losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 1995 and 1994.

 Deposit liabilities

  The fair value of demand and interest checking deposits, savings deposits, and certain money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

 Short-term borrowings

  For short-term borrowings, the carrying amount is a reasonable estimate of fair value.

 Long-term debt

  The fair value of long term debt was estimated by discounting the future payments at current interest rates.

 Commitments to extend credit, standby letters of credit, and financial guarantees written

  The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

 Derivatives

  The fair value of exchange traded derivatives is based on quoted market prices or dealer quotes. The fair value of non-exchange traded derivatives consists of net unrealized gains or losses, accrued interest receivable or payable and any premiums paid or received.

  The estimated fair values of the financial instruments of the Company are as follows:

                              DECEMBER 31, 1995         DECEMBER 31, 1994
                            ------------------------  ------------------------
                             CARRYING                  CARRYING
                              AMOUNT      FAIR VALUE    AMOUNT      FAIR VALUE
                            ----------    ----------  ----------    ----------
                                       DOLLARS IN THOUSANDS
Financial assets:
  Cash and due from banks.. $  420,433    $  420,433  $  299,389    $  299,389
  Federal funds sold and
   securities purchased
   under resale agreements.    351,803       351,803     296,966       296,966
  Investment securities....    110,006       110,524     659,013       625,425
  Securities available for
   sale....................    865,401       865,401      90,422        90,422
  Trading account assets...     29,728        29,728      25,531        25,531
  Loans, net of allowance
   for credit losses.......  2,215,097     2,220,583   1,538,575     1,523,142
Financial liabilities:
  Deposits.................  3,248,035     3,248,918   2,417,762     2,416,253
  Federal funds purchased
   and securities sold
   under repurchase
   agreements..............    258,353       258,353     182,120       182,120
  Other short-term
   borrowings..............    195,100       195,100      50,000        50,000
  Long-term debt...........     25,000        25,475         --            --
  Commitments to extend
   credit..................     (3,607)       (3,607)     (3,566)       (3,566)
  Derivative contracts.....     25,599(1)        215          50(1)          1

--------
(1) Notional amount

NOTE 17. DISCONTINUED OPERATIONS

  On June 1, 1993 the Bank closed the sale of its data processing business, City National Information Services (CNIS), to Systematics, Inc. for $12.0 million and recognized a pretax gain of $10.8 million, or $7.1 million after taxes.

  Billings to the Bank by Systematics Inc. amounted to $6.0 million, $6.2 million and $6.8 million for 1995, 1994 and 1993, respectively, and are included in Data Processing expenses. Under the Bank's contract with Systematics, the minimum annual purchases for data processing services was $5.5 million in 1995. This obligation will continue until December 31, 2000 and will increase annually at 80% of the increase in the Consumer Price Index.

NOTE 18. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEET

                                                                DECEMBER 31,
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
                                                                 DOLLARS IN
                                                                  THOUSANDS
ASSETS:
-------
Cash......................................................... $  1,649 $    204
Short-term investments.......................................    9,400      475
Investment securities........................................      --     8,227
Securities available for sale................................   34,514    8,729
Other assets.................................................      425      434
Investment in Bank...........................................  340,669  312,776
                                                              -------- --------
  Total assets............................................... $386,657 $330,845
                                                              ======== ========
LIABILITIES:
------------
Notes payable to Bank........................................ $ 19,700 $    --
Other liabilities............................................      --       124
                                                              -------- --------
  Total liabilities..........................................   19,700      124
    Total shareholders' equity...............................  366,957  330,721
                                                              -------- --------
    Total liabilities and shareholders' equity............... $386,657 $330,845
                                                              ======== ========

                       CONDENSED STATEMENT OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
DOLLARS IN THOUSANDS                                     1995    1994    1993
--------------------                                    ------- ------- -------
Income:
  Dividends from Bank.................................  $24,066 $   --  $   --
  Interest and dividend income........................    2,081     854     634
  Gain on sale of securities..........................      972     --      --
                                                        ------- ------- -------
    Total income......................................   27,119     854     634
Interest on note payable to Bank......................      803     --      --
Other expenses........................................      341     361     269
                                                        ------- ------- -------
    Total expenses....................................    1,144     361     269
Income before tax and equity in undistributed income
 (loss) of Bank.......................................   25,975     493     365
Income taxes..........................................      112     121     115
                                                        ------- ------- -------
Income before equity in undistributed income (loss) of
 Bank.................................................   25,863     372     250
Equity in undistributed income (loss) of Bank.........   22,929  36,791  (7,156)
                                                        ------- ------- -------
    Net income (loss).................................  $48,792 $37,163 $(6,906)
                                                        ======= ======= =======

                       CONDENSED STATEMENT OF CASH FLOWS

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
DOLLARS IN THOUSANDS                                  1995     1994     1993
--------------------                                 -------  -------  -------
Operating Activities:
 Net income (loss).................................. $48,792  $37,163  $(6,906)
  Adjustments to net income (loss):
   Equity in undistributed (income) loss of Bank.... (22,929) (36,791)   7,156
   Other, net.......................................    (115)     185       11
                                                     -------  -------  -------
    Net cash provided by operating activities.......  25,748      557      261
                                                     -------  -------  -------
Investing Activities:
  Capital contributed to Bank.......................     --       --   (65,000)
  Net decrease (increase) in short-term investments.  (8,925)   5,025   (2,211)
  Sale (purchase) of investment securities..........     --       --   (10,443)
  Maturities of investment securities...............     500    2,000      --
  Maturities of securities available for sale.......   1,500      --       --
  Purchase of securities available for sale......... (21,188)  (6,711)     --
  Sales of securities available for sale............   2,380      310      --
  Other, net........................................    (750)    (112)     399
                                                     -------  -------  -------
    Net cash provided by (used in) investing
     activities..................................... (26,483)     512  (77,255)
                                                     -------  -------  -------
Financing Activities:
  Cash dividends paid............................... (11,755)  (2,258)     --
  Borrowings from Bank..............................  19,700      --       --
  Purchase of treasury shares.......................  (9,899)     --       --
  Sale of common stock (net of expenses)............     --       --    76,501
  Stock options exercised...........................   3,131    1,147      488
  Other, net........................................   1,003      189       47
                                                     -------  -------  -------
    Net cash provided by (used in) financing
     activities.....................................   2,180     (922)  77,036
                                                     -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................   1,445      147       42
Cash and cash equivalents at beginning of year......     204       57       15
                                                     -------  -------  -------
Cash and cash equivalents at end of year............ $ 1,649  $   204  $    57
                                                     =======  =======  =======

NOTE 19. DERIVATIVE FINANCIAL INSTRUMENTS

  The following is a summary of the derivative financial instruments outstanding on December 31:

                                                    DECEMBER 31,   DECEMBER 31,
                                                        1995           1994
                                                   -------------- --------------
                                                   NOTIONAL FAIR  NOTIONAL FAIR
DOLLARS IN THOUSANDS                                VALUE   VALUE  VALUE   VALUE
--------------------                               -------- ----- -------- -----
Foreign exchange contracts........................ $   599  $  1    $50     $ 1
Interest rate swaps...............................  25,000   214    --      --
                                                   -------  ----    ---     ---
    Total......................................... $25,599  $215    $50     $ 1
                                                   =======  ====    ===     ===

  The foreign exchange contracts are entered into solely for the purpose of hedging either current or anticipated foreign denominated transactions on behalf of customers. All foreign exchange contracts are exchange traded. The swap synthetically alters the contractual interest rate of the Company's $25 million of long term debt. It obligates the Bank to pay the counter party a floating rate of interest based on 3 month LIBOR quotation and receive a 6.50% fixed rate of interest from the counter party.

  Gains or losses on the foreign exchange contracts are recognized in earnings in the period that the current or anticipated transaction occurs.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                               INDEX TO EXHIBITS

Exhibit No.     Exhibit
-----------     -------
10.3.1          Fifth Amendment to Split Dollar Life Insurance Agreement
                Collateral Assignment Plan dated as of May 5, 1995

10.22           Employment Agreement dated as of October 16, 1995, between
                Russell Goldsmith and City National Bank

10.22.1         Stock Option Agreement Under the City National Corporation 1985
                Stock Option Plan dated as of October 16, 1995, between City
                National Corporation and Russell Goldsmith

10.23           Agreement for Separation From Employment and Release dated
                November 3, 1995, between City National Bank and Steven D.
                Broidy

10.24           City National Corporation 1995 Omnibus Plan

21              Subsidiaries of the registrant

23.1            Consent of KPMG Peat Marwick LLP

27              Financial Data Schedule (EDGAR only)