Form 10-Q
period 1996-03-31
CITY NATIONAL CORP
filed 1996-05-14
CIK 201461

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter ended March 31, 1996  Commission File Number 1-10521


                           CITY NATIONAL CORPORATION
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                           95-2568550
        --------------------------------------------------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)


         400 North Roxbury Drive, Beverly Hills, California    90210
        --------------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)


     Registrant's telephone number, including area code    (310) 888-6000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             YES        X       NO
                                  ------------     ----------


  Number of shares of common stock outstanding at April 30, 1996: 43,616,022

                           CITY NATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                    ASSETS

                                                                        March 31,       December 31,       March 31,
                                                                           1996             1995              1995
                                                                        ----------      ------------       ---------
                                                                                    (Dollars in thousands)
  Cash and due from banks ............................................. $  302,901      $    339,737        $  240,609
  Interest-bearing deposits in other banks ............................     30,701            80,696               686
  Federal funds sold and securities purchased under
    resale agreements .................................................    160,000           351,803           135,000
  Investment securities (market values $168,143, $110,524
    and $609,684 at March 31, 1996, December 31, 1995 and
    March 31, 1995, respectively) .....................................    169,998           110,006           628,872
  Securities available for sale (cost $673,418, $862,276 and
    $104,512 at March 31, 1996, December 31, 1995 and
    March 31, 1995, respectively)  ....................................    666,367           865,401           101,238
  Trading account securities ..........................................     32,363            29,728            26,716
  Loans................................................................  2,373,914         2,346,611         1,625,569
  Less allowance for credit losses ....................................    128,911           131,514           108,358
                                                                        ----------        ----------        ----------
    Net loans .........................................................  2,245,003         2,215,097         1,517,211
  Leveraged leases ....................................................      6,614             8,400             9,204
  Premises and equipment, net .........................................     24,028            23,607            20,677
  Customers' acceptance liability .....................................      1,754             2,656             2,706
  Other real estate ...................................................     12,562             7,439             5,042
  Deferred tax asset ..................................................     63,400            64,420            29,925
  Other assets ........................................................     52,250            58,561            30,171
                                                                        ----------        ----------        ----------
    Total assets ...................................................... $3,767,941        $4,157,551        $2,748,057
                                                                        ==========        ==========        ==========

                                  LIABILITIES
  Demand deposits ..................................................... $1,194,003        $1,490,934        $  910,903
  Interest checking deposits ..........................................    307,806           380,230           264,033
  Money market accounts ...............................................    746,243           759,707           614,603
  Savings deposits ....................................................    133,238           130,704            84,258
  Time deposits - under $100,000 ......................................    131,481           142,731            74,295
  Time deposits - $100,000 and over ...................................    358,103           343,729           124,251
                                                                        ----------        ----------        ----------
    Total deposits ....................................................  2,870,874         3,248,035         2,072,343
  Federal funds purchased and securities sold
    under repurchase agreements .......................................    288,996           258,353           278,581
  Other short-term borrowings .........................................    160,843           195,100            17,706
  Long-term debt ......................................................     34,800            25,000                 -
  Other liabilities ...................................................     53,896            61,450            34,914
  Acceptances outstanding .............................................      1,754             2,656             2,706
                                                                        ----------        ----------        ----------
    Total liabilities .................................................  3,411,163         3,790,594         2,406,250
                                                                        ----------        ----------        ----------

  Commitments and contingencies

                             SHAREHOLDERS' EQUITY
  Preferred Stock authorized-5,000,000, none outstanding                         -                 -                 -
  Common stock- par value- $1.00; authorized - 75,000,000
    Issued-45,817,762, 45,553,724 and 45,342,370 at
    March 31, 1996, December 31, 1995 and March 31,
    1995, respectively ................................................      45,818           45,554            45,342
  Additional paid-in capital  .........................................     269,588          266,829           264,675
  Unrealized gain (loss) on available for sale securities..............      (4,054)           1,955            (2,048)
  Retained earnings ...................................................      74,370           62,518            33,838
  Treasury shares, at cost -2,211,200 and 762,500 at March 31, 1996
    and December 31, 1995, respectively ...............................     (28,944)          (9,899)                -
                                                                         ----------       ----------        ----------
    Total shareholders' equity ........................................     356,778          366,957           341,807
                                                                         ----------       ----------        ----------
    Total liabilities and shareholders' equity ........................  $3,767,941       $4,157,551        $2,748,057
                                                                         ==========       ==========        ==========

   See accompanying Notes to the Unaudited Consolidated Financial Statements

                           CITY NATIONAL CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                     For the quarter ended March 31,
                                                                     -------------------------------
                                                                        1996                1995
                                                                     -----------         -----------
                                                                         (Dollars in thousands)
INTEREST INCOME:
  Interest and fees on loans ...............................           $53,223             $37,702
  Interest on federal funds sold and securities purchased
    under resale agreements ................................             1,407               1,201
  Interest on investment securities:
    U.S. Treasury and federal agency securities ............             1,587               7,439
    Municipal securities ...................................               320                 287
    Other securities .......................................               571                 543
  Interest on securities available for sale.................            10,743               1,742
  Interest on trading account securities....................               470                 456
                                                                     ---------           ---------
     Total ..................................................           68,321              49,370
                                                                     ---------           ---------
INTEREST EXPENSE:
  Interest on deposits .....................................            13,433               7,218
  Interest on federal funds purchased and securities sold
    under repurchase agreements ............................             4,427               3,133
  Interest on other short-term borrowings ..................               877                 506
  Interest on long-term debt ...............................               424                   -
                                                                     ---------           ---------
     Total ..................................................           19,161              10,857
                                                                     ---------           ---------
  NET INTEREST INCOME ......................................            49,160              38,513
  PROVISION FOR CREDIT LOSSES ..............................                 -                   -
                                                                     ---------           ---------
  Net interest income after provision for credit losses ....            49,160              38,513
                                                                     ---------           ---------
NONINTEREST INCOME:
  Service charges on deposit accounts ......................             2,646               1,839
  Investment services income  ..............................             2,469               1,984
  Trust fees ...............................................             1,721               1,638
  Gain on sale of leverage leases ..........................               688                   -
  Gain on sales of securities  .............................               742                 344
  All other income .........................................             3,121               2,761
                                                                     ---------           ---------
    Total noninterest income................................            11,387               8,566
                                                                     ---------           ---------
NONINTEREST EXPENSE:
  Salaries and other employee benefits .....................            20,139              16,593
  Net occupancy of premises ................................             2,814               1,994
  Data processing ..........................................             2,183               1,772
  Professional .............................................             3,139               1,737
  FDIC insurance ...........................................                 1               1,233
  Office supplies ..........................................             1,154               1,070
  Depreciation .............................................             1,278               1,002
  Promotion ................................................             1,145               1,128
  Equipment ................................................               480                 417
  Other operating ..........................................             3,654               2,679
  Other real estate expense ................................               174                 152
                                                                     ---------           ---------
    Total noninterest expense...............................            36,161              29,777
                                                                     ---------           ---------
Income before taxes.........................................            24,386              17,302
Income taxes ...............................................             8,534               6,685
                                                                     ---------           ---------
NET INCOME .................................................           $15,852             $10,617
                                                                     =========           =========
NET INCOME PER SHARE .......................................             $0.35               $0.23
                                                                     =========           =========
Shares used to compute net income per share ................            44,932              45,843
                                                                     =========           =========

   See accompanying Notes to the Unaudited Consolidated Financial Statements

                           CITY NATIONAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                   For the three months
                                                                      ended March 31,
                                                                 ----------     ----------
                                                                    1996           1995
                                                                 ----------     ----------
                                                                  (Dollars in thousands)
OPERATING ACTIVITIES
Net income ..................................................    $  15,852      $  10,617
Adjustment to net income:
  Provision for credit losses................................            -              -
  Gain on sale of leveraged leases...........................         (688)             -
  Depreciation...............................................        1,278          1,002
  Net increase in trading securities.........................       (2,635)        (1,185)
  Net decrease (increase) in deferred tax benefits...........        1,020         (1,675)
  Income tax refund .........................................            -          4,500
  Other, net.................................................       (4,496)         6,766
                                                                 ---------      ---------
    Net cash provided by operating activites.................       10,331         20,025
                                                                 ---------      ---------

INVESTING ACTIVITIES
Net decrease (increase) in short-term investments............       49,995            (12)
Purchase of securities available for sale....................     (324,294)       (10,552)
Sales and maturities of securities available for sale........      510,243          2,224
Maturities of investment securities..........................        8,621         29,588
Purchase of investment securities............................      (72,147)             -
Purchase of residential mortgage loans.......................     (118,283)       (43,210)
Other loan originations and principal collections, net.......       85,457         58,594
Proceeds from sale of leveraged leases.......................        1,824              -
Other, net...................................................       16,619          4,054
                                                                 ---------      ---------
  Net cash provided by investing activities..................      158,035         40,686
                                                                 ---------      ---------

FINANCING ACTIVITIES
Net increase in federal funds purchased and
  securities sold under repurchase agreements................       30,643         96,461
Net decrease in deposits.....................................     (377,161)      (345,419)
Net decrease  in short term borrowings.......................      (34,257)       (32,294)
Proceeds from long term debt.................................        9,800              -
Proceeds from issuance of stock..............................        2,820          1,216
Purchase of treasury shares..................................      (19,045)             -
Cash dividends paid..........................................       (4,000)        (2,262)
Other, net...................................................       (5,805)         1,515
                                                                 ---------      ---------
  Net cash used in financing activities......................     (397,005)      (280,783)
                                                                 ---------      ---------
Net decrease in cash and cash equivalents....................     (228,639)      (220,072)
Cash and cash equivalents at beginning of year...............      691,540        595,681
                                                                 ---------      ---------
Cash and cash equivalents at end of year.....................    $ 462,901      $ 375,609
                                                                 =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest ................................................    $  15,882      $  10,709
    Income taxes.............................................        1,750         (4,500)

  Non cash investing activities:
    Transfer from loans to ORE ..............................        5,123            316


  See accompanying  Notes to the Unaudited Consolidated Financial Statements

                           CITY NATIONAL CORPORATION
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                               For the three months ended
                                                                        March 31,
                                                               ---------------------------
                                                                 1996               1995
                                                               --------           --------
                                                               (Dollars in thousands)
Common Stock
  Balance, beginning of period.............................   $  45,554           $ 45,193
  Stock options exercised..................................         264                149
                                                               --------           --------
  Balance, end of period...................................      45,818             45,342
                                                               --------           --------

Surplus
  Balance, beginning of period.............................     266,829            263,609
  Stock options exercised..................................       2,556                921
  Tax benefit from stock options...........................         203                145
                                                               --------           --------
  Balance, end of period...................................     269,588            264,675
                                                               --------           --------


Treasury shares
  Balance, beginning of period.............................      (9,899)               -
  Purchase of shares.......................................     (19,045)               -
                                                               --------           --------
  Balance, end of period...................................     (28,944)               -
                                                               --------           --------

Unrealized net gains (losses) on securities available for sale
  Balance, beginning of period.............................       1,955             (3,564)
  Change during period.....................................      (6,009)             1,516
                                                               --------           --------
  Balance, end of period...................................      (4,054)            (2,048)
                                                               --------           --------

Retained earnings
  Balance, beginning of period.............................      62,518             25,483
  Net income...............................................      15,852             10,617
  Dividends paid...........................................      (4,000)            (2,262)
                                                               --------           --------
  Balance, end of period...................................      74,370             33,838
                                                               --------           --------

Total shareholders' equity.................................  $  356,778        $   341,807
                                                               ========           ========

   See accompanying Notes to the Unaudited Consolidated Financial Statements

NOTES TO THE FINANCIAL STATEMENTS OF THE REGISTRANT

1. The results of operations reflect the interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. Securities held for investment are classified as investment securities. Because the Company has the ability and management has the intent to hold investment securities until maturity, investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts. Trading account securities are stated at market value. Investments not classified as trading securities nor as investment securities are classified as securities available for sale and recorded at fair value. Unrealized gains or losses for securities available for sale are excluded from earnings and reported as a net amount after taxes, in a separate component of shareholders' equity, until realized.

3. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under resale agreements, and do not include items with original maturities of over 90 days.

4. Certain prior year data have been reclassified to conform to current year presentation.

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

  RESULTS OF OPERATIONS

     The Company recorded consolidated net income of $15.9 million, or $.35 per share, in the first quarter of 1996, compared to a net income of $10.6 million, or $.23 per share, in the first quarter of 1995. The change between first quarters resulted from an increase in net interest income and noninterest income of $10.6 million and $2.8 million, respectively, partially offset by an increase in noninterest expense of $6.4 million. Returns on average assets and on average equity for the first quarter of 1996 were 1.73% and 17.38%, respectively, compared with 1.60% and 12.83% in the first quarter of 1995.

     Taxable equivalent net interest income was $49.9 million in the first quarter of 1996, up 27.9% from the year-ago quarter. The increase resulted from the 36.1% increase in average interest earning assets between quarters. Due to a higher proportion of total funding in the first quarter of 1996 from time deposits of $100,000 and over and wholesale money market sources, the net interest spread decreased from 5.10% to 4.62% and the net interest margin decreased from 6.36% to 5.99%. Management expects modest growth in quarterly net interest income for the remainder of 1996 from first quarter 1996 levels. The foregoing forward-looking statement assumes, among other things, that interest rate levels will remain relatively constant and is based on the anticipated growth in earning assets, either of which may cause actual results to differ materially if the assumption proves to have been incorrect. See "Cautionary Statement For Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995," below.

     Average loans increased $729.1 million (45.0%) between first quarters to $2,348.7 million at March 31, 1996. The majority of this increase reflected higher average residential first mortgage loans outstanding, up $429.4 million (185.9%). This increase resulted from both the Bank's internal loan generation and bulk purchases of residential mortgage loans. Average construction loans increased $44.3 million (123.6%) from the first quarter of 1995, primarily as a result of the Bank's increased efforts in generating new construction loan commitments. Average commercial and real estate mortgage loans increased $173.5 million (20.0%) and $79.7 million (17.7%) due primarily to the acquisition of First Los Angeles Bank (First LA) on

  December 31, 1995. Total average investment and available for sale securities increased $102.6 million (13.9%) between first quarters due mainly to the improved liquidity resulting from the acquisition of First LA, which had total loans at December 31, 1995 of $338 million and total deposits of $796 million. In December 1995, the Company reclassified securities with a book value of $402.3 million and a market value of $401.2 million from the investment securities classification to available for sale as permitted by the Guide to the Implementation of SFAS No. 115. Total average deposits increased $751.5 million (36.4%) between first quarters due primarily to the acquisition of First LA as well as increased deposit levels from the Bank's non-First LA customers.

     The provision for credit losses was zero for the quarters ended March 31, 1996 and 1995, respectively. Loans charged off in the first quarter of 1996 were $5.5 million, compared to $2.9 million in the first quarter of 1995. Recoveries were $2.9 million in the first quarter of 1996, compared to $6.0 million in the first quarter of 1995. The provision for credit losses is expected to remain at reduced levels in 1996. This forward-looking statement is based on an assumption that general economic conditions in Southern California will not deteriorate materially in 1996, and if this assumption proves to have been inaccurate, an increased provision for credit losses may be required. See "Cautionary Statement For Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995," below .

     Non-interest income, excluding gains and losses on the sale of securities and assets, totaled $10.0 million for the first quarter of 1996, up $1.7 million (21.1%) from a year earlier. Service charges on deposit accounts increased $.8 million (43.9%) for the quarter ended March 31, 1996 due primarily to the acquisition of First LA and higher levels of service charges resulting from the lower earnings on deposit balances as a result of lower interest rates compared to the prior year. Investment services income increased $.5 million due to higher fees and new investment products offered to customers. Other income in 1996 included a pre-tax gain of $.7 million from the sale of a leveraged lease and securities gains of $.7 million while other income in 1995 included $.3 million in gains from the sale of securities. Management expects modest growth in non-interest income from first quarter 1996 levels during the remaining quarters of 1996. See "Cautionary Statement For Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995," below.

     Excluding net ORE results, non-interest expense totaled $36.0 million in the first quarter of 1996, an increase of $6.4 million (21.5%) from the first quarter of 1995. Salaries and other employee benefits increased $3.5 million (21.4%) for the first quarter of 1996 from the first quarter of 1995 due to the additional personnel added as a result of the acquisition of First LA.

  Noninterest expense levels for the remaining quarters of 1996 are expected to decrease from first quarter 1996 levels with the completion of the integration of First LA into City National Bank. See "Cautionary Statement For Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995," below.

     Net ORE results was $.2 million for both the first quarter of 1996 and of 1995.

     The Company's effective tax rate decreased to 35.0%in the first quarter of 1996 from 38.6% in the first quarter of 1995. The decrease resulted from the recognition of $1.0 million in previously unrecorded California deferred taxes and a higher level of municipal leases, municipal bonds and preferred stock holdings in the securities portfolio as compared with the prior year. The Company expects the effective tax rate for the remainder of 1996 to remain near first quarter 1996 levels. See "Cautionary Statement For Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995," below.

NET INTEREST INCOME SUMMARY
The following table presents the components of net interest income for the quarters ended March 31, 1996 and 1995.

                                                                    3-31-96                                  3-31-95
                                                     ------------------------------------      -----------------------------------
                                                                    Interest     Average                     Interest     Average
                                                     Average        income/      interest      Average       income/      interest
Dollars in thousands-                                Balance        expense (1)    rate        Balance       expense (1)    rate
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS (2)
  Earning assets
    Loans: (3)
      Commercial loans                               $1,040,799     $23,849       9.22 %        $867,346     $20,479       9.58 %
      Real estate - construction                         80,187       2,335      11.71            35,856       1,131      12.79
      Real estate - mortgage                            530,149      13,160       9.98           450,409      11,317      10.19
      Residential first mortgages                       660,403      13,320       8.11           230,973       4,129       7.25
      Installment loans                                  37,114         947      10.26            34,929         894      10.38
                                                     ----------     -------      -----         ---------     -------      -----
      Total loans                                     2,348,652      53,611       9.18         1,619,513      37,950       9.40
                                                     ----------     -------      -----         ---------     -------      -----
    Due from banks-interest bearing                      26,821         392       5.88               683           3       1.78
    State and municipal investment securities            27,412         498       7.31            25,723         446       7.03
    Taxable investment securities                       107,097       1,766       6.63           616,944       7,979       5.25
    Securities available for sale                       703,540      10,854       6.20            92,813       1,742       7.61
    Federal funds sold and securities
      purchased under resale agreements                 100,909       1,407       5.61            74,376       1,201       6.55
    Trading account securities                           31,789         487       6.16            28,243         502       7.21
                                                     ----------     -------      -----         ---------      ------      -----
      Total earning assets                            3,346,220       69,015      8.30         2,458,295      49,823       8.15
                                                     ----------     --------     -----         ---------      ------      -----
    Allowance for credit losses                        (132,097)                                (107,432)
    Cash and due from banks                             299,763                                  241,182
    Other nonearning assets                             161,385                                   95,930
                                                     ----------                               ----------
      Total assets                                   $3,675,271                               $2,687,975
                                                     ==========                               ==========

LIABILITIES AND SHAREHOLDERS'S EQUITY
   Noninterest - bearing deposits                     $1,147,607          -         -           $  879,699         -         -
  Interest-bearing deposits:
    Interest checking accounts                          327,018          816      1.00            274,232        654       0.97
    Money market accounts                               731,477        5,356      2.94            627,067      4,080       2.64
    Savings deposits                                    132,527        1,007      3.06             85,188        413       1.97
    Time deposits - under $100,000                      130,387        1,695      5.23             76,188        762       4.06
    Time deposits - $100,000 and over                   346,625        4,559      5.29            121,732      1,309       4.36
                                                     ----------     --------     -----         ----------     ------      -----
      Total interest - bearing deposits               1,668,034       13,433      3.24          1,184,407      7,218       2.47
                                                     ----------     --------     -----         ----------     ------      -----
      Total deposits                                  2,815,641                                 2,064,106
    Federal funds purchased and securities
      sold under repurchase agreements                  337,965        4,427      5.27           221,544       3,133       5.74
    Other  borrowings                                    90,695        1,301      5.77            34,570         506       5.94
                                                     ----------     --------     -----         ----------     ------      -----
      Total interest - bearing liabilities            2,096,694       19,161      3.68         1,440,521      10,857       3.05
                                                     ----------     --------     -----         ----------     ------      -----
  Other liabilities                                      64,163                                   32,173
  Shareholders' equity                                  366,807                                  335,582
                                                     ----------                               ----------
      Total liabilities and shareholders'
        equity                                       $3,675,271                               $2,687,975
                                                     ==========                               ==========
Net interest spread                                                                4.62                                    5.10
                                                                                   ====                                    ====
Fully taxable equivalent net interest income                         $49,854                                   $38,966
                                                                     =======                                   =======
   and margin                                                                      5.99 %                                  6.36 %
                                                                                   ====                                    ====

  (1)   Fully taxable equivalent basis.
  (2) Includes average nonaccrual loans of $50,562 and $61,503 for 1996 and 1995, respectively.
  (3) Loan income includes loan fees of $1,744 and $1,742 for 1996 and 1995, respectively.

The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Average balances in all categories in each reported period were used in the volume computations. Average yields and rates in each reported period were used in rate computations.

                                          Quarter Ended March 31,                  Quarter Ended March 31,
                                               1996 vs 1995                             1995 vs 1994
                                     -----------------------------------     -----------------------------------
                                            Increase                             Increase
Dollars in thousands -                      (decrease)                          (decrease)
Fully taxable equivalent basis              due to (1):          Net            due to (1):              Net
                                     ----------------------    increase      ----------------------    increase
                                      Volume         Rate     (decrease)        Volume      Rate      (decrease)
                                     ---------     --------   ----------     ----------   ---------   ----------
Interest earned on:

Interest-bearing deposits
  in other banks                      $    367     $     22     $    389       $      0    $     (2)    $     (2)
Loans                                   16,958       (1,297)      15,661            921       7,408        8,329
Taxable investment securities           (7,915)       1,702       (6,213)        (1,807)        702       (1,105)
Non-taxable investment securities           33           19           52            263         (63)         200
Securities available for sale            9,493         (381)       9,112          1,401         211        1,612
Trading account securities                  61          (76)         (15)            19         253          272
Federal funds sold and
  securities purchased
  under resale agreements                  394         (188)         206         (1,482)      1,035         (447)
                                      --------      -------     --------       --------    --------     --------
  Total interest-earning
    assets                              19,391         (199)      19,192           (685)      9,544        8,859
                                      --------      -------     --------       --------    --------     --------

Interest paid on:

Interest checking                          139           23          162            (42)          0          (42)
Money market deposits                      761          515        1,276           (622)        772          150
Savings deposits                           299          295          594            (85)          5          (80)
Other time deposits                      3,572          611        4,183           (504)        527           23
Other borrowings                         2,348         (259)       2,089            372       1,685        2,057
                                      --------      -------     --------       --------    --------     --------
  Total interest-bearing
     liabilities                         7,119        1,185        8,304           (881)      2,989        2,108
                                      --------      -------     --------       --------    --------     --------
                                      $ 12,272      $(1,384)    $ 10,888       $    196    $  6,555     $  6,751
                                      ========      =======     ========       ========    ========     ========

(1) The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

  BALANCE SHEET ANALYSIS

  Loan Portfolio

     A comparative period-end loan table is presented below:

                                           March 31,       Dec. 31,      March 31,
                                              1996           1995          1995
                                          ------------   ------------   -----------
                                                   (Dollars in thousands)
  Commercial                               $1,018,913     $1,080,124    $  826,642
  Residential first mortgage                  714,369        593,547       260,502
  Real estate - construction                   83,040         81,318        44,030
  Real estate - mortgage                      521,514        553,095       459,308
  Installment                                  36,078         38,527        35,087
                                           ----------     ----------    ----------
     Total loans, gross                     2,373,914      2,346,611     1,625,569
  Less:  Allowance for credit losses         (128,911)      (131,514)     (108,358)
                                           ----------     ----------    ----------
     Total loans, net                      $2,245,003     $2,215,097    $1,517,211
                                           ==========     ==========    ==========


       Gross loans at March 31, 1996 amounted to $2,373.9 million, up $748.3 million (46.0%) from March 31, 1995. Approximately $280.0 million of the increase, concentrated primarily in real estate mortgage loans, was due to the acquisition of First LA. The $453.9 million increase in residential first mortgage loans resulted from the purchase of residential mortgages originated by third parties and the Bank's own originations. Construction loans also increased significantly from March 31, 1995, up 88.6% to $83.0 million at March 31, 1996 as the Company continued to expand its lending for single family residential construction development. The Company expects that the Bank's loan portfolio will continue to increase from first quarter 1996 levels due to both its own internal generation as well as purchases of loans originated by third parties. See "Cautionary Statement For Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995," below.

The following table presents information concerning nonaccrual loans, ORE and restructured loans.


                                           March 31,    Dec. 31,   March 31,
                                             1996        1995        1995
                                           --------     -------    --------
                                               (Dollars in thousands)
  Nonaccrual
    Real estate - mortgage                  $35,944     $39,536     $30,961
    Commercial                               16,706       8,316      28,958
     Installment                                  -         272           -
                                            -------     -------     -------
       Total                                 52,650      48,124      59,919
  ORE                                        12,562       7,439       5,042
                                            -------     -------     -------
       Total nonaccrual loans
        and ORE                             $65,212     $55,563     $64,961
                                            =======     =======     =======
  Restructured loans;
   accrual status                           $ 4,960     $ 5,483     $ 2,004
                                            =======     =======     =======
  Ratio of nonaccrual loans
   to total loans                              2.22%       2.05%       3.69%
  Ratio of nonperforming
   assets to total assets                      1.73        1.34        2.36
  Ratio of allowance for
   credit losses to nonaccrual
   loans                                     244.85      273.28      180.84

       The table below summarizes the approximate changes in nonaccrual loans for the quarters ended March 31, 1996 and March 31, 1995.

                                        Quarter ended
                                     --------------------
                                     Mar. 31,    Mar. 31,
                                        1996        1995
                                     ---------   ---------
                                     (Dollars in millions)
  Balance, beginning of period           $48.1       $58.8
  Loans placed on nonaccrual              18.2        11.5
  Charge offs                             (4.4)       (1.2)
  Loans returned to accrual               (2.1)        (.5)
  Repayments (including interest
   applied to principal)                  (2.0)       (8.7)
  Transfer to ORE                         (5.1)          -
                                         -----       -----

  Balance, end of period                 $52.7       $59.9
                                         =====       =====


       At March 31, 1996, in addition to loans disclosed above as nonaccrual or restructured, management had also identified $6.0 million of potential problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable.

       The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:

                                                  Quarter ended
                                             -----------------------
                                             March 31,    March 31,
                                                1996         1995
                                             ----------   ----------
                                              (Dollars in millions)
Average amount of loans outstanding           $2,348.7     $1,619.5
                                              ========     ========
Balance of allowance for credit losses,
 beginning of period                          $  131.5     $  105.3
                                              --------     --------
Loans charged off:
  Commercial                                       5.5          2.3
  Real estate loans - construction                   -            -
  Real estate loans - mortgage                       -           .6
  Installment                                        -            -
                                              --------     --------
   Total loans charged off                         5.5          2.9
                                              --------     --------
Less recoveries of loans previously
 charged off:
  Commercial                                       2.9          5.2
  Real estate loans - construction                   -            -
  Real estate loans - mortgage                       -           .6
  Installment                                        -           .2
                                              --------     --------
   Total recoveries                                2.9          6.0
                                              --------     --------
Net loans charged off(recovered)                   2.6         (3.1)
Provisions charged to operating expense              -            -
                                              --------     --------
Balance, end of period                        $  128.9     $  108.4
                                              ========     ========
Ratio of net charge-offs to
 average loans                                     .44%          NM
                                              ========     ========
Ratio of allowance for credit losses
 to total period end loans                        5.43%        6.67%
                                              ========     ========



  CONSOLIDATION CHARGE RESERVE

       In November 1993, the Bank announced a consolidation plan to improve efficiency and operational productivity in its branch network. To cover the costs associated with this action, the Bank recorded a consolidation charge of $12.0 million in the fourth quarter of 1993. At March 31, 1996, the balance remaining in the consolidation reserve was $4.2 million. The Bank is continuing to negotiate settlements of lease commitments and believes the reserve balance at March 31, 1996 is adequate to cover these lease liabilities and the remaining expenses expected to be incurred as part of the consolidation program.

  Capital

       As of March 31, 1996, the Company had a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 13.88%, a ratio of total capital to risk weighted assets (total risk-based capital ratio) of 15.19%, and a ratio of Tier 1 capital to average adjusted total assets (Tier 1 leverage ratio) of 9.31%, while the Bank had a Tier 1 risk-based capital ratio of 12.78%, a total risk-based capital ratio of 14.09% and a Tier 1 leverage ratio of 8.54%.

       At March 31, 1996, the Corporation had repurchased 2.2 million shares of its stock for approximately $28.9 million, leaving 53,800 shares remaining to be purchased in the 5% share repurchase program announced on May 3, 1995. The Company continues to evaluate alternatives in managing its capital, including additional share repurchases and acquisitions. On April 24, 1996, the Board of Directors of the Company declared a regular quarterly cash dividend of $.09 per share, payable May 16, 1996 to shareholders of record as of May 6, 1996.

  OTHER DEVELOPMENTS

       The Company completed the integration of First LA into the Bank in March, 1996. First LA's Beverly Hills and Downtown offices and City National's Newport Beach office were consolidated with other Bank offices in the immediate vicinity on February 26, 1996 and the conversion of First LA's customers to the data processing system used by City National Bank was also completed on that date. On April 22, 1996, the Bank announced plans to consolidate First LA's 1999 Avenue of the Stars branch into its 1950 Avenue of the Stars location effective May 17, 1996.

  LIQUIDITY

       The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco, and a portfolio of securities available for sale. Liquidity is also provided by maturing investment securities and loans.

       Average core deposits comprised 76.1% of total funding in the first quarter of 1996, compared to 83.7% in the first quarter of 1995. This decrease has required that the Company increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits, the Company has not faced any liquidity constraints.

       The following table shows that the Company's cumulative interest rate sensitivity gap on a one year measurement basis decreased from $270.9 million at March 31, 1995 to ($235.5) million at March 31, 1996. This change resulted from the Company's efforts to minimize its exposure to large decreases in net interest income due to a rapid decline in interest rates. The Company has increased its portfolio of loans that reprice after one year by $383.7 million during the last twelve months. In addition, the Company has entered into interest rate swaps totaling $125.0 million to reduce its asset sensitivity. At March 31, 1996, the unrealized loss on these swaps was approximately $1.1 million. The Company's liability sensitive position during a period of slowly rising interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest checking, savings and money market deposit accounts historically have not increased proportionately with increases in interest rates.

INTEREST RATE SENSITIVITY MANAGEMENT

At March 31, 1996 and 1995, the Company's distribution of rate-sensitive assets and liabilities was as follows:

                                                                                     Maturing or repricing in
                                                                         ---------------------------------------------------------
                                                                                      After 3       After 1 year
                                                                         3 months    months but     but within  After
                                                                          or less    within 1 year  5 years    5 years    Total
                                                                         --------    -------------  --------   --------  --------
                                                                                        (Dollars in millions)
MARCH 31, 1996
Rate-sensitive assets:
   Interest-bearing deposits in other banks ........................   $   30.7      $      -      $      -    $     -  $    30.7
   Loans ...........................................................    1,295.2         371.7         184.8      469.6    2,321.3
   Investment securities ...........................................       13.8           6.3          84.7       65.3      170.1
   Securities available for sale ...................................       46.2          15.5         353.5      251.1      666.3
   Trading account..................................................       32.4             -             -          -       32.4
   Interest rate swap ..............................................     (125.0)                      125.0                   0.0
   Federal funds sold and securities
      purchased with agreement to resell ..........................       160.0             -             -          -      160.0
                                                                       --------      --------      --------   --------   --------
      Total rate-sensitive assets .................................     1,453.3         393.5         748.0      786.0    3,380.8
                                                                       --------      --------      --------   --------   --------

Rate-sensitive liabilities: (1)
   Interest checking ..............................................       307.8             -             -          -      307.8
   Money market deposits ..........................................       746.2             -             -          -      746.2
   Savings deposits ...............................................       133.2             -             -          -      133.2
   Other time deposits ............................................       282.2         163.1          43.6        0.7      489.6
   Short-term borrowings ..........................................       449.8             -             -          -      449.8
   Long-term debt .................................................           -             -          34.8          -       34.8
                                                                       --------      --------      --------   --------   --------
      Total rate-sensitive liabilities ............................     1,919.2         163.1          78.4        0.7    2,161.4
                                                                       --------      --------      --------   --------   --------

Interest rate sensitivity gap .....................................    $ (465.9)     $  230.4      $  669.6   $  785.3  $ 1,219.4
                                                                       ========      ========      ========   ========   ========

Cumulative interest rate sensitivity gap ..........................    $ (465.9)     $ (235.5)     $  434.1  $ 1,219.4
                                                                       ========      ========      ========   ========

Cumulative ratio of rate-sensitive assets to rate-sensitive
   liabilities ...................................................         76%           89%          120%       156%       156%
                                                                       ========      ========      ========   ========   ========


                                                                                         Maturing or repricing in
                                                                         ----------------------------------------------------
                                                                                     After 3        After 1 year
                                                                         3 months    months but     but within  After
                                                                         or less     within 1 year  5 years    5 years   Total
                                                                         --------    -------------  --------   --------  --------
                                                                                         (Dollars in millions)

MARCH 31, 1995
Rate-sensitive assets:
   Interest-bearing deposits in other banks .......................      $  0.7         $   -         $   -      $   -    $   0.7
   Loans ..........................................................       914.9         378.5         163.2      107.5    1,564.1
   Investment securities ..........................................        94.6         144.7         160.4      229.2      628.9
   Securities available for sale...................................           -             -          65.8       35.4      101.2
   Trading account.................................................        26.7             -             -          -       26.7
   Federal funds sold and securities
      purchased with agreement to resell ..........................       135.0             -             -          -      135.0
                                                                       --------      --------      --------   --------   --------
      Total rate-sensitive assets .................................     1,171.9         523.2         389.4      372.1    2,456.6
                                                                       --------      --------      --------   --------   --------

Rate-sensitive liabilities: (1)
   Interest checking ..............................................       264.0             -             -          -      264.0
   Money market deposits ..........................................       614.6             -             -          -      614.6
   Savings deposits ...............................................        84.2             -             -          -       84.2
   Other time deposits ............................................        94.4          70.7          33.5          -      198.6
   Short-term borrowings ..........................................       296.3             -             -          -      296.3
                                                                       --------      --------      --------   --------   --------
      Total rate-sensitive liabilities ............................     1,353.5          70.7          33.5          -    1,457.7
                                                                       --------      --------      --------   --------   --------

Interest rate sensitivity gap .....................................    $ (181.6)     $  452.5      $  355.9   $  372.1   $  998.9
                                                                       ========      ========      ========   ========   ========

Cumulative interest rate sensitivity gap ..........................    $ (181.6)     $  270.9      $  626.8   $  998.9
                                                                       ========      ========      ========   ========

Cumulative ratio of rate-sensitive assets to rate-sensitive
   liabilities ....................................................         87%          119%          143%       169%       169%
                                                                       ========      ========      ========   ========   ========

(1) Customer deposits which are subject to immediate withdrawal are presented as repricing within 3 months or less. The distribution of other time deposits is based on scheduled maturities.

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
             THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           The Company wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as to "forward looking" statements in this Quarterly Report which are not historical facts. The Company cautions readers that the following important factors could affect the Company's business and cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

- -- Economic conditions. The Company's results are strongly influenced by general economic conditions in its market area, Southern California, and a deterioration in these conditions could have a material adverse impact on the quality of the Bank's loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate and entertainment industries may affect the Company's performance.

- -- Interest rates. Management anticipates that interest rate levels will remain generally constant in 1996, but if interest rates vary substantially from present levels, this may cause the Company's results to differ materially.

- -- Government regulation and monetary policy. All forward-looking statements presume a continuation of the existing regulatory environment and U.S. government monetary policies. The banking industry is subject to extensive federal and state regulation, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Bank, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowings and bank reserve requirements, and a material change in these conditions would be likely to have an impact on results.

- -- Competition. The Bank competes with numerous other domestic and foreign financial institutions and non-depository financial intermediaries. Results may differ if circumstances affecting the nature or level of competition change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies.

- -- Credit quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likehood of nonperformance, tracking loan performance and diversifying the Bank's credit portfolio, but such policies and procedures may not prevent unexpected losses that could adversely affect the Company's results.

- -- Other risks. From time to time the Company details other risks to its business and/or its financial results in its filings with the Securities and Exchange Commission.

           While management believes that its assumptions regarding these and other factors on which forward-looking statements are based are reasonable, such assumptions are necessarily speculative in nature, and actual outcomes can be expected to differ to some degree. Consequently, there can be no assurance that the results described in such forward-looking statements will, in fact, be achieved.

  PART II. OTHER INFORMATION


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
           None

  ITEM 5.  OTHER INFORMATION.
           None

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           None

      (b)  Reports on Form 8-K

           Report dated January 11, 1996, reporting the closing of the Bank's acquisition of First LA on December 31, 1995.

           Report on Form 8-K/A dated March 15, 1996, containing the following financial statements:

           1. Audited consolidated financial statements of First LA, including consolidated balance sheets as of December 31, 1993 and 1994, and consolidated statements of operations, changes in stockholder's equity and cash flows for the twelve months ended December 31, 1993 and 1994.

           2. Unaudited consolidated balance sheets of First LA as of October 31, 1994 and 1995, and consolidated statements of operations and cash flows for the ten months ended October 31, 1994 and 1995.

           3. Unaudited pro forma combined statement of operations of the Company and First LA for the year ended December 31, 1995.

                                    SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CITY NATIONAL CORPORATION
                                           -------------------------
                                           (Registrant)

  DATE:   May 14, 1996                      /s/ Frank P. Pekny
         -------------                     ----------------------------------
                                           FRANK P. PEKNY
                                           Executive Vice President
                                           and Chief Financial Officer