Form 10-Q
period 1996-06-30
CITY NATIONAL CORP
filed 1996-08-09
CIK 201461

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter ended June 30, 1996 Commission File Number 1-10521


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


   Number of shares of common stock outstanding at July 31, 1996: 43,761,454

                           CITY NATIONAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)


                                  ASSETS
                                                                           June 30,             December 31,     June 30,
                                                                            1996                  1995            1995
                                                                          ----------            ------------    ----------
                                                                                         (Dollars in thousands)
  Cash and due from banks...........................................     $  339,813            $  339,737      $  216,067
  Interest-bearing deposits in other banks..........................         30,709                80,696             688
  Federal funds sold and securities purchased under
    resale agreements...............................................         25,000               351,803         100,000
  Investment securities (market values $191,294; $110,524
    and $565,473 at June 30, 1996, December 31, 1995 and
    June 30, 1995, respectively)....................................        193,669               110,006         573,401
  Securities available for sale (cost $666,485; $862,276 and
    $107,788 at June 30, 1996, December 31, 1995 and
    June 30, 1995, respectively)....................................        655,818               865,401         108,032
  Trading account securities........................................         26,798                29,728         130,212
  Loans.............................................................      2,547,725             2,346,611       1,699,826
  Less allowance for credit losses..................................        127,294               131,514         109,052
                                                                         -----------           -----------     -----------
    Net loans.......................................................      2,420,431             2,215,097       1,590,774
  Leveraged leases..................................................          6,614                 8,400           9,018
  Premises and equipment, net.......................................         23,611                23,607          21,699
  Customers' acceptance liability...................................          2,686                 2,656           4,657
  Other real estate.................................................         15,691                 7,439           4,733
  Deferred tax asset................................................         65,040                64,420          28,060
  Other assets......................................................         52,004                58,561          31,134
                                                                         -----------           -----------     -----------
    Total assets....................................................     $3,857,884            $4,157,551      $2,818,475
                                                                         ===========           ===========     ===========

                                       LIABILITIES
  Demand deposits...................................................     $1,204,233            $1,490,934      $  914,364
  Interest checking deposits........................................        294,383               380,230         253,292
  Money market accounts.............................................        730,703               759,707         567,852
  Savings deposits..................................................        134,638               130,704          79,452
  Time deposits - under $100,000....................................        125,549               142,731          75,486
  Time deposits - $100,000 and over.................................        361,493               343,729         132,774
                                                                         -----------           -----------     -----------
    Total deposits..................................................      2,850,999             3,248,035       2,023,220
  Federal funds purchased and securities sold
    under repurchase agreements.....................................        279,543               258,353         312,068
  Other short-term borrowings.......................................        275,000               195,100          72,756
  Long-term debt....................................................         34,800                25,000          25,000
  Other liabilities.................................................         46,798                61,450          29,709
  Acceptances outstanding...........................................          2,686                 2,656           4,657
                                                                         -----------           -----------     -----------
    Total liabilities...............................................      3,489,826             3,790,594       2,467,410
                                                                         -----------           -----------     -----------
  Commitments and contingencies

                                                SHAREHOLDERS' EQUITY
  Preferred Stock authorized-5,000,000, none outstanding                          -                     -               -
  Common stock- par value- $1.00; authorized - 75,000,000
     Issued-45,927,151; 45,553,724 and 45,375,260 at
     June 30, 1996, December 31, 1995 and June 30, 1995,
     respectively...................................................         45,927                45,554          45,375
  Additional paid-in capital........................................        270,758               266,829         264,939
  Unrealized gain (loss) on available for sale securities...........         (6,143)                1,955             152
  Retained earnings.................................................         86,460                62,518          42,222
  Treasury shares, at cost - 2,211,200; 762,500 and 144,300 at
    June 30, 1996, December 31, 1995 and June 30, 1995,
    respectively....................................................        (28,944)               (9,899)         (1,623)
                                                                         -----------           -----------     -----------
    Total shareholders' equity......................................        368,058               366,957         351,065
                                                                         -----------           -----------     -----------
    Total liabilities and shareholders' equity......................     $3,857,884            $4,157,551      $2,818,475
                                                                         ===========           ===========     ===========

  See accompanying Notes to the Unaudited Consolidated Financial Statements

                           City National Corporation
                     Consolidated Statement of Operations
                                  (Unaudited)

                                                                 For the three months             For the six months
                                                                   ended June 30,                    ended June 30,
                                                               ------------------------          -----------------------
                                                                 1996           1995               1996          1995
                                                               ---------      ---------          ---------     ---------
                                                                 (Dollars in thousands)            (Dollars in thousands)

Interest income:
  Interest and fees on loans .................................. $53,826        $41,257           $107,049       $78,959
  Interest on federal funds sold and securities purchased
    under resale agreements ...................................     758          1,676              2,165         2,877
  Interest on investment securities:
    U.S. Treasury and federal agency securities ...............   1,873          7,159              3,460        14,598
    Municipal securities ......................................     612            279                932           566
    Other securities ..........................................     596            495              1,167         1,038
  Interest on securities available for sale....................   9,731          1,624             20,474         3,366
  Interest on trading account securities.......................     373            528                843           984
                                                               ---------      ---------          ---------     ---------
    Total .....................................................  67,769         53,018            136,090       102,388
                                                               ---------      ---------          ---------     ---------
Interest expense:
  Interest on deposits ........................................  13,192          7,713             26,625        14,931
  Interest on federal funds purchased and securities sold
    under repurchase agreements ...............................   5,107          4,030              9,534         7,163
  Interest on other short-term borrowings .....................     895            595              1,772         1,101
  Interest on long-term debt ..................................     511            228                935           228
                                                               ---------      ---------          ---------     ---------
    Total .....................................................  19,705         12,566             38,866        23,423
                                                               ---------      ---------          ---------     ---------
  Net interest income .........................................  48,064         40,452             97,224        78,965
  Provision for credit losses .................................       -              -                  -             -
                                                               ---------      ---------          ---------     ---------
  Net interest income after provision for credit losses .......  48,064         40,452             97,224        78,965
                                                               ---------      ---------          ---------     ---------
Noninterest income:
  Service charges on deposit accounts .........................   2,757          1,902              5,403         3,741
  Investment services income  .................................   2,783          2,069              5,252         4,053
  Trust fees ..................................................   1,732          1,605              3,453         3,243
  Gain on sale of leverage leases .............................       -              -                688             -
  Gain (loss) on sales of securities  .........................    (450)           291                292           635
  All other income ............................................   3,133          2,944              6,254         5,705
                                                               ---------      ---------          ---------     ---------
    Total noninterest income...................................   9,955          8,811             21,342        17,377
                                                               ---------      ---------          ---------     ---------
Noninterest expense:
  Salaries and other employee benefits ........................  18,172         16,466             38,311        33,059
  Net occupancy of premises ...................................   2,143          1,980              4,957         3,974
  Data processing .............................................   2,190          1,742              4,373         3,514
  Professional ................................................   3,411          2,281              6,550         4,428
  FDIC insurance ..............................................       1          1,232                  2         2,465
  Office supplies .............................................   1,373          1,041              2,527         2,111
  Depreciation ................................................   1,305          1,005              2,583         2,007
  Promotion ...................................................   1,679          1,175              2,824         2,303
  Equipment ...................................................     633            501              1,113           918
  Other operating .............................................   3,142          2,791              6,796         5,060
  Other real estate expense ...................................    (215)            59                (41)          211
                                                               ---------      ---------          ---------     ---------
    Total noninterest expense..................................  33,834         30,273             69,995        60,050
                                                               ---------      ---------          ---------     ---------
Income before taxes............................................  24,185         18,990             48,571        36,292
Income taxes  .................................................   8,169          7,429             16,703        14,114
                                                               ---------      ---------          ---------     ---------
Net income .................................................... $16,016        $11,561            $31,868       $22,178
                                                               =========      =========          =========     =========
Net income per share ..........................................   $0.36          $0.25              $0.71         $0.48
                                                               =========      =========          =========     =========
Shares used to compute net income per share ...................  44,765         45,804             44,848        45,822
                                                               =========      =========          =========     =========

See accompanying Notes to the Unaudited Consolidated Financial Statements

                           City National Corporation
                     Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                                   For the six months
                                                                                     ended June 30,
                                                                                ---------     ---------
                                                                                   1996          1995
                                                                                ---------     ---------
                                                                                 (Dollars in thousands)
       Operating Activities
       Net income ............................................................    $  31,868     $   22,178
       Adjustment to net income:
         Provision for credit losses..........................................            -              -
         Gain on sale of leveraged leases.....................................         (688)             -
         Depreciation.........................................................        2,583          2,007
         Net increase in trading securities...................................        2,930       (104,681)
         Net decrease ( increase) in deferred tax benefits....................         (620)           190
         Income tax refund ...................................................            -          4,500
         Other, net...........................................................      (10,020)        (2,952)
                                                                                  ---------      ---------
           Net cash provided (used) by operating activities...................       26,053        (78,758)
                                                                                  ---------      ---------

       Investing Activities
       Net decrease (increase) in short-term investments......................       49,987            (14)
       Purchase of securities available for sale..............................     (370,776)       (36,325)
       Sales and maturities of securities available for sale..................      563,212         24,578
       Maturities of investment securities....................................       16,897         89,614
       Purchase of investment securities......................................     (104,118)        (5,006)
       Purchase of residential mortgage loans.................................     (200,171)      (100,588)
       Other loan originations and principal collections, net.................      (14,223)        36,077
       Proceeds from sales of ORE and Disposition Program assets..............          806            804
       Proceeds from sale of leveraged leases.................................        1,824              -
       Other, net.............................................................       20,705         12,392
                                                                                  ---------      ---------
         Net cash provided (used) by investing activities.....................      (35,857)        21,532
                                                                                  ---------      ---------

       Financing Activities
       Net increase in federal funds purchased and
         securities sold under repurchase agreements..........................       21,190        129,948
       Net decrease in deposits...............................................     (397,036)      (394,542)
       Net increase  in short term borrowings.................................       79,900         22,756
       Proceeds from long term debt...........................................        9,800         25,000
       Proceeds from issuance of stock........................................        3,788          1,316
       Purchase of treasury shares............................................      (19,045)        (1,623)
       Cash dividends paid....................................................       (7,926)        (5,437)
       Other, net.............................................................       (7,584)           194
                                                                                  ---------      ---------
         Net cash used in financing activities................................     (316,913)      (222,388)
                                                                                  ---------      ---------
       Net decrease in cash and cash equivalents..............................     (326,717)      (279,614)
       Cash and cash equivalents at beginning of year.........................      691,540        595,681
                                                                                  ---------      ---------
       Cash and cash equivalents at end of year...............................    $ 364,823      $ 316,067
                                                                                  ---------      ---------

       Supplemental disclosures of cash flow information:
         Cash paid (received) during the period for:
           Interest ..........................................................    $  37,924      $  23,063
           Income taxes.......................................................        9,750         10,050

         Non cash investing activities:
            Transfer from loans to ORE........................................        9,507            908

See accompanying Notes to the Unaudited Consolidated Financial Statements

                           CITY NATIONAL CORPORATION
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                              For the six months ended
                                                                      June 30,
                                                              ------------------------
                                                                 1996        1995
                                                              ---------  -------------
                                                             (Dollars in thousands)
Common Stock
  Balance, beginning of period  .............................. $45,554    $45,193
  Stock options exercised ....................................     373        182
                                                              --------   --------
  Balance, end of period .....................................  45,927     45,375
                                                              --------   --------

Additional paid-in capital
  Balance, beginning of period  .............................. 266,829    263,609
  Stock options exercised ....................................   3,415      1,134
  Tax benefit from stock options .............................     514        194
                                                              --------   --------
  Balance, end of period ..................................... 270,758    264,937
                                                              --------   --------
Treasury shares
  Balance, beginning of period  ..............................  (9,899)      -
  Purchase of shares  ........................................ (19,045)    (1,623)
                                                              --------   --------
  Balance, end of period ..................................... (28,944)    (1,623)
                                                              --------   --------

Unrealized net gains (losses) on securities available for sale
  Balance, beginning of period  ..............................   1,955     (3,564)
  Change during period .......................................  (8,098)     3,716
                                                              --------   --------
  Balance, end of period .....................................  (6,143)       152
                                                              --------   --------
Retained earnings
  Balance, beginning of period   .............................  62,518     25,483
  Net income .................................................  31,868     22,178

  Dividends paid .............................................  (7,926)    (5,437)
                                                              --------   --------
  Balance, end of period .....................................  86,460     42,224
                                                              --------   --------

Total shareholders' equity ...................................$368,058   $351,065
                                                              --------   --------

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

  2. Securities held for investment are classified as investment securities. Because the Company has the ability and management has the intent to hold investment securities until maturity, investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts. Trading account securities are stated at market value. Investments not classified as trading securities nor as investment securities are classified as securities available for sale and recorded at fair value. Unrealized holding gains or losses for securities available for sale are excluded from earnings, and reported as a net amount after taxes, in a separate component of shareholders' equity, until realized.

  3. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under resale agreements, and do not include items with original maturities of over 90 days.

  4. Certain prior year data have been reclassified to conform with current year presentation.

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

  RESULTS OF OPERATIONS

      The Company recorded consolidated net income of $16.0 million, or $.36 per share, in the second quarter of 1996, compared to a net income of $11.6 million, or $.25 per share, in the second quarter of 1995. Most of the change between second quarters resulted from an increase in net interest income in the second quarter of 1996 of $7.6 million.

      Net income for the first six months of 1996 totaled $31.9 million, or $.71 per share compared with $22.2 million, or $.48 per share in the 1995 period. The six month increase resulted largely from an $18.3 million increase in net interest income and $4.0 million increase in non-interest income, partially offset by a $10.2 million increase in non-interest expense excluding ORE expense.

      Returns on average assets for both the second quarter and the first half of 1996 was 1.73% compared with 1.70% and 1.65% for the second quarter and first half of 1995. Returns on average equity for the second quarter and the first half of 1996 were 17.90% and 17.64%, respectively, compared with 13.39% and 13.12% in 1995.

      Taxable equivalent net interest income was $49.4 million in the second quarter of 1996, up 20.7% from the year-ago quarter. The increase resulted from the 35.6% increase in average interest earning assets between quarters. Due to a higher proportion of total funding in the second quarter of 1996 from time deposits of $100,000 and over and wholesale money market sources, the net interest spread decreased from 5.00% to 4.47% and the net interest margin decreased from 6.39% to 5.83%. Management expects modest growth in quarterly net interest income for the remainder of 1996 from first half 1996 levels. The foregoing forward-looking statement assumes, among other things, that interest rate levels will remain relatively constant and is based on the anticipated growth in loans, either of which may cause actual results to differ materially if the assumption proves to have been incorrect. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

      Average loans increased $784.8 million (47.1%) between second quarters to $2,452.1 million at June 30, 1996. The majority of this increase reflected higher average residential first mortgage loans outstanding, up $469.9 million (153.4%). This increase resulted from both the Bank's internal loan generation as well as bulk purchases of residential first mortgage loans. Average construction loans increased $37.0 million (77.9%) from the second quarter of 1995, primarily as a result of the Bank's increased efforts in generating new construction loan commitments. Average commercial and real estate mortgage loans increased $220.6 million (26.5%) and $59.5 million (13.4%) due primarily to the acquisition of First Los Angeles Bank (First LA) on December 31, 1995 and the purchase of corporate loans originated by third parties.

      Total average investments and available for sale securities increased $145.9 million (20.9%) between second quarters due mainly to the improved liquidity resulting from the acquisition of First LA which had total loans at December 31, 1995 of $337.5 million and total deposits of $795.5 million. In December 1995, the Company reclassified securities with a book value of $402.3 million and a market value of $401.2 million from the investment securities classification to available for sale as permitted by the Guide to the Implementation of FASB No. 115. Total average deposits increased $791.7 million (39.2%) between second quarters due primarily to the acquisition of First LA as well as increased deposit levels from the Bank's non-First LA customers.

      For the first half of 1996, average loans increased $756.9 million (46.1%). Total average investment and available for sale securities increased $124.3 million (17.4%) from the comparable period of 1995. Total average deposits for the six months ended June 30, 1996 increased $771.7 million (37.8%) compared to the 1995 period. The changes in the six month average balances resulted from the same factors that caused the changes between the second quarter average balances.

      The provision for credit losses was zero for the six months ended June 30, 1996 and 1995. Loans charged off in the second quarter of 1996 were $7.8 million, compared to $5.6 million in the second quarter of 1995. Recoveries were $6.1 million in the second quarter of 1996, compared to $6.3 million in the second quarter of 1995. The provision for credit losses is expected to remain at reduced levels for the remainder of 1996. This forward-looking statement is based on an assumption that general economic conditions in Southern California will not deteriorate materially in 1996, and if this assumption proves to be inaccurate, an increased provision for credit losses may be required. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

      Non-interest income excluding gains and losses on the sale of securities and assets totaled $10.4 million for the second quarter of 1996, up $1.9 million (22.1%) from a year earlier. For the six months ended June 30, 1996, non-interest income excluding gains and losses on the sale of securities and assets totaled $20.4 million, an increase of $3.6 million (21.6%) from last year's total of $16.7 million. Service charges on deposit accounts increased $.9 million (45.0%) and $1.7 million (44.4%), respectively, for the quarter and six months ended June 30, 1996 due primarily to the acquisition of First LA and higher levels of service charges resulting from the lower earnings on deposit balances as a result of lower interest rates compared to the prior year. Investment services income increased $.7 million (34.5%) and $1.2 million (29.6%) for the quarter and six months ended June 30, 1996 due to higher fees and new investment products offered to customers. Management expects modest growth in non-interest income from first half 1996 levels during the remaining quarters of 1996. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

      Excluding net ORE results, non-interest expense totaled $34.0 million in the second quarter of 1996, an increase of $3.8 million (12.7%) from the second quarter of 1995. Salaries and other employee benefits increased $1.7 million (10.4%) and $5.3 million (15.9%) for the quarter and six months ended June 30, 1996, respectively, from comparable periods in 1995 due primarily to the additional personnel added as a result of the acquisition of First LA and the hiring of additional personnel to pursue other opportunities.

      The expense categories other than staff increased $2.1 million (15.5%) and $4.9 million (18.5%) for the quarter and six months ended June 30, 1996, respectively, from the comparable periods in 1995. The increases in professional expenses resulted primarily from higher consulting expenses. The increases in promotion expenses resulted from the Company's increased advertising program and the other increases were as a result of the acquisition of First LA, including $.7 million in acquisition related costs incurred in the first quarter of 1996 to cover certain integration expenses related to the acquisition of First LA.

      The Company's effective tax rate decreased to 33.8% in the second quarter of 1996 from 39.1% in the second quarter of 1995. The decrease resulted from the recognition of $.9 million in previously unrecognized deferred tax benefits and a higher level of municipal leases, municipal bonds and preferred stock holdings in the securities portfolio as compared with the prior year. The Company expects the effective tax rate for the remainder of 1996 to remain near 1996 first half levels. See "Cautionary Statement For Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

NET INTEREST INCOME SUMMARY
The following table presents the components of net interest income for the quarters ended June 30, 1996 and 1995.

                                                June 30, 1996                             June 30, 1995
                                    ----------------------------------        ----------------------------------
                                                Interest       Average                      Interest      Average
                                    Average      income/       interest         Average      income/     interest
Dollars in thousands                Balance     expense(1)       rate           Balance     expense(1)     rate
- ----------------------------------------------------------------------------------------------------------------
ASSETS (2)
  Earning assets
    Loans: (3)
      Commercial loans             $1,052,305     $23,582         9.01%      $  831,751     $21,799        10.10%
      Real estate - construction       84,477       2,458        11.70           47,499       1,501        12.67
      Real estate - mortgage          504,714      11,673         9.30          445,254      11,199        10.09
      Residential first
        mortgages                     776,237      15,677         8.12          306,321       6,248         8.18
      Installment loans                34,336         900        10.54           36,420         823         9.06
                                   ----------     -------        -----       ----------     -------        -----

      Total loans                   2,452,069      54,290         8.90        1,667,245      41,570         9.79
                                   ----------     -------        -----       ----------     -------        -----

    Due from banks-interest
      bearing                          29,625         444         6.03              690           5         2.91
    State and municipal
      investment securities            53,614         953         7.15           24,428         435         7.14
    Taxable investment
      securities                      128,695       2,025         6.33          577,239       7,649         5.31
    Securities available for
      sale                            660,782      10,229         6.23           95,532       1,624         6.82
    Federal funds sold and
      securities purchased
      under resale agreements          56,025         758         5.44          110,676       1,676         6.07
    Trading account securities         31,053         453         5.87           39,888         566         5.69
                                   ----------     -------        -----       ----------     -------        -----

      Total earning assets          3,411,863      69,152         8.15        2,515,698      53,525         8.40
                                   ----------     -------        -----       ----------     -------        -----

    Reserve for credit losses        (128,503)          -            -         (109,795)          -            -
    Cash and due from banks           279,912           -            -          233,576           -            -
    Other nonearning assets           159,724           -            -           94,870           -            -
                                   ----------                                ----------

      Total assets                 $3,722,996           -            -       $2,734,349           -            -
                                   ==========                                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest - bearing
    deposits                       $1,160,406         -            -            869,488           -            -
  Interest-bearing deposits:
    Interest checking accounts        316,049         790         1.01          271,438         654         0.97
    Money market accounts             710,069       5,252         2.97          599,055       4,231         2.83
    Savings deposits                  132,472       1,026         3.12           79,759         392         1.97
    Time deposits - under
      $100,000                        136,827       1,760         5.17           75,749         886         4.69
    Time deposits - $100,000
      and over                        356,260       4,364         4.93          124,920       1,550         4.98
                                   ----------     -------        -----       ----------     -------        -----
      Total interest - bearing
        deposits                    1,651,677      13,192         3.21        1,150,921       7,713         2.69
                                   ----------     -------        -----       ----------     -------        -----
      Total deposits                2,812,083           -            -        2,020,409           -            -
    Federal funds purchased and
      securities sold under
      repurchase agree                400,807       5,107         5.12          277,886       4,030         5.82
    Other borrowings                   98,087       1,406         5.77           54,111         823         6.10
                                   ----------     -------        -----       ----------     -------        -----

      Total interest - bearing
        liabilities                 2,150,571      19,705         3.69        1,482,918      12,566         3.40
                                   ----------     -------        -----       ----------     -------        -----

  Other liabilities                    52,092           -            -           35,598           -            -
  Shareholders' equity                359,927           -            -          346,345           -            -
                                   ----------                                ----------
      Total liabilities and
        shareholders' equity       $3,722,996           -            -       $2,734,349           -            -
                                   ==========                                ==========

Net interest spread                         -           -         4.47%              -           -          5.00%
                                                                 =====                                     =====

Fully taxable equivalent net
  interest income                           -     $49,447            -                -     $40,959            -
                                                  =======                                   =======

Net interest margin                         -           -         5.83%               -           -         6.39%
                                                                 =====                                     =====

  (1) Fully taxable equivalent basis.
  (2) Includes average nonaccrual loans of $48,603 and $51,420 for 1996 and 1995, respectively.
  (3) Loan income includes loan fees of $1,798 and $1,616 for 1996 and 1995, respectively.

Net Interest Income Summary
The following table presents the components of net interest income for the six months ended June 30, 1996 and 1995.

                                                          June 30, 1996                              June 30, 1995
                                              -----------------------------------        ------------------------------------
                                                           Interest      Average                       Interest     Average
                                              Average       income/      interest         Average      income/      interest
Dollars in thousands-                         Balance       expense(1)     rate           Balance      expense(1)     rate
- -----------------------------------------------------------------------------------------------------------------------------
Assets (2)
  Earning assets
    Loans: (3)
      Commercial loans                        $1,046,552    $ 47,431        9.11%        $  849,453     $ 42,278        9.90%
      Real estate - construction                  82,332       4,793       11.71             41,710        2,632       12.73
      Real estate - mortgage                     517,432      25,050        9.74            447,816       22,516       10.14
      Residential first mortgages                718,318      28,780        8.06            268,855       10,377        7.78
      Installment loans                           35,725       1,847       10.40             35,679        1,717        9.70
                                              ----------    --------       -----         ----------     --------       ------

      Total loans                              2,400,359     107,901        9.04          1,643,513       79,520        9.66
                                              ----------    --------       -----         ----------     --------       ------

    Due from banks-interest bearing               28,223         836        5.96                687            8        2.35
    State and municipal investment
      securities                                  40,513       1,452        7.21             25,072          882        7.09
    Taxable investment securities                117,897       3,791        6.47            596,982       15,628        5.28
    Securities available for sale                682,161      21,468        6.33             94,180        3,366        7.21
    Federal funds sold and securities
      purchased under resale agreements           78,467       2,165        5.55             92,626        2,877        6.26
    Trading account securities                    31,421         940        6.02             34,098        1,068        6.32
                                              ----------    --------       -----         ----------     --------       ------

      Total earning assets                     3,379,041     138,553        8.25          2,487,158      103,349        8.32
                                              ----------     -------       -----         ----------      -------       -----

    Reserve for credit losses                   (130,300)                                  (108,620)
    Cash and due from banks                      289,837                                    237,360
    Other nonearning assets                      160,558                                     95,400
                                              ----------                                 ----------

      Total assets                            $3,699,136                                 $2,711,298
                                              ==========                                 ==========

Liabilities and Shareholders' Equity
  Noninterest - bearing deposits              $1,154,006           -           -         $  874,565            -           -
  Interest-bearing deposits:
    Interest checking accounts                   321,534       1,606        1.00            272,827        1,308        0.97
    Money market accounts                        720,773      10,608        2.96            612,984        8,311        2.73
    Savings deposits                             132,499       2,033        3.09             82,458          805        1.97
    Time deposits - under $100,000               133,607       3,455        5.20             75,967        1,648        4.37
    Time deposits - $100,000 and over            351,442       8,923        5.11            123,335        2,859        4.67
                                              ----------    --------       -----         ----------     --------       -----

      Total interest - bearing deposits        1,659,855      26,625        3.23          1,167,571       14,931        2.58
                                              ----------    --------       -----         ----------     --------       -----

      Total deposits                           2,813,861                                  2,042,136
    Federal funds purchased and
      securities sold under repurchase
      agreements                                 369,386       9,534        5.19            249,705        7,163        5.78
    Other borrowings                              94,392       2,707        5.77             44,561        1,329        6.01
                                              ----------    --------       -----         ----------     --------       -----

      Total interest - bearing
        liabilities                            2,123,633      38,866        3.68          1,461,837       23,423        3.23
                                              ----------    --------       -----         ----------     --------       -----

  Other liabilities                               58,130                                     33,904
  Shareholders' equity                           363,367                                    340,992
                                              ----------                                 ----------

      Total liabilities and
        shareholders' equity                  $3,699,136                                 $2,711,298
                                              ==========                                 ==========

Net interest spread                                                         4.57%                                      5.09%
                                                                           ======                                     ======

Fully taxable equivalent net interest
  income                                                  $   99,687                                    $ 79,926
                                                          ==========                                    ========

Net interest margin                                                         5.93%                                      6.38%
                                                                           ======                                     ======

  (1)   Fully taxable equivalent basis.
  (2) Includes average nonaccrual loans of $49,583 and $56,461 for 1996 and 1995, respectively.
  (3) Loan income includes loan fees of $3,542 and $3,358 for 1996 and 1995, respectively.

  The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Average balances in all categories in each reported period were used in the volume computations. Average yields and rates in each reported period were used in rate computations.


                                            Quarter Ended June 30,               Quarter Ended June 30,
                                                1996 vs 1995                         1995 vs 1994
                                       ---------------------------------    ---------------------------------
                                            Increase                            Increase
  Dollars in thousands -                   (decrease)                          (decrease)
  Fully taxable equivalent basis           due to (1):          Net            due to (1):            Net
                                       -------------------     increase     -------------------     increase
                                        Volume      Rate      (decrease)     Volume      Rate      (decrease)
                                       --------    -------    ----------    --------    -------    ----------
  Interest earned on:

  Interest-bearing deposits
    in other banks                     $   428     $    11     $   439      $     1     $    1       $    2
  Loans                                 17,714      (4,994)     12,720        3,863      5,939        9,802
  Taxable investment securities         (6,860)      1,236      (5,624)      (1,565)       630         (935)
  Non-taxable investment securities        517           1         518          145         (4)         141
  Securities available for sale          8,758        (153)      8,605       (1,461)       568         (893)
  Trading account securities              (130)         17        (113)         251         80          331
  Federal funds sold and
    securities purchased
    under resale agreements               (758)       (160)       (918)        (733)       704          (29)
                                       -------     -------     -------      -------     ------       ------
    Total interest-earning
      assets                            19,669      (4,042)     15,627          501      7,918        8,419
                                       -------     -------     -------      -------     ------       ------
  Interest paid on:

  Interest checking                        109          27         136          (40)         6          (34)
  Money market deposits                    805         216       1,021         (820)       989          169
  Savings deposits                         336         298         634          (89)         0          (89)
  Other time deposits                    3,622          66       3,688         (362)       798          436
  Other borrowings                       2,211        (551)      1,660        1,039      1,601        2,640
                                       -------     -------     -------      -------     ------       ------
    Total interest-bearing
       liabilities                       7,083          56       7,139         (272)     3,394        3,122
                                       -------     -------     -------      -------     ------       ------
                                       $12,586     $(4,098)    $ 8,488      $   773     $4,524       $5,297
                                       =======     =======     =======      =======     ======       ======


                                           Six Months Ended June 30,           Six Months Ended June 30,
                                                1996 vs 1995                         1995 vs 1994
                                       ---------------------------------    ---------------------------------
                                            Increase                            Increase
  Dollars in thousands -                   (decrease)                          (decrease)
  Fully taxable equivalent basis           due to (1):          Net            due to (1):            Net
                                       -------------------     increase     -------------------     increase
                                        Volume      Rate      (decrease)     Volume      Rate      (decrease)
                                       --------    -------    ----------    --------    -------    ----------
  Interest earned on:

  Interest-bearing deposits
    in other banks                     $    798    $    30    $    828      $     1     $    (1)   $     0
  Loans                                  34,591     (6,210)     28,381        4,604      13,527     18,131
  Taxable investment securities         (14,752)     2,915     (11,837)      (3,371)      1,332     (2,039)
  Non-taxable investment securities         555         15         570          405         (63)       342
  Securities available for sale          18,562       (460)     18,102         (199)        918        719
  Trading account securities                (80)       (48)       (128)         257         346        603
  Federal funds sold and
    securities purchased
    under resale agreements                (409)      (303)       (712)      (2,242)      1,766       (476)
                                       --------    -------    --------      -------     -------    -------
    Total interest-earning
      assets                             39,265     (4,061)     35,204         (545)     17,825     17,280
                                       --------    -------    --------      -------     -------    -------
  Interest paid on:

  Interest checking                         254         44         298          (88)         12        (76)
  Money market deposits                   1,554        743       2,297       (1,429)      1,749        320
  Savings deposits                          635        593       1,228         (174)          5       (169)
  Other time deposits                     7,242        629       7,871         (872)      1,331        459
  Other borrowings                        4,548       (799)      3,749        1,363       3,334      4,697
                                       --------    -------    --------      -------     -------    -------
    Total interest-bearing
       liabilities                       14,233      1,210      15,443       (1,200)      6,431      5,231
                                       --------    -------    --------      -------     -------    -------
                                       $ 25,032    $(5,271)   $ 19,761      $   655     $11,394    $12,049
                                       ========    =======    ========      =======     =======    =======

  (1) The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

  BALANCE SHEET ANALYSIS

  Loan Portfolio

     A comparative period-end loan table is presented below:

                                          June 30,   December 31,   June 30,
                                            1996        1995          1995
                                         ----------  ------------  ---------
                                               (Dollars in thousands)
  Commercial                             $1,104,420   $1,080,125  $  827,434
  Residential first mortgage                823,046      593,546     358,431
  Real estate - construction                 96,083       81,318      52,356
  Real estate - mortgage                    490,850      553,095     425,870
  Installment                                33,326       38,527      35,735
                                         ----------   ----------  ----------
     Total loans, gross                   2,547,725    2,346,611   1,699,826
  Less: Allowance for credit losses        (127,294)    (131,514)   (109,052)
                                         ----------   ----------  ----------
     Total loans, net                    $2,420,431   $2,215,097  $1,590,774
                                         ==========   ==========  ==========

  Gross loans at June 30, 1996 amounted to $2,547.7 million, up $847.9 million (49.9%) from June 30, 1995. Approximately $200.0 million of the increase, concentrated primarily in real estate mortgage loans, was due to the acquisition of First LA. The $464.6 million increase in residential first mortgage loans resulted from the purchase of residential first mortgages originated by third parties and the Bank's own originations. Construction loans also increased significantly from June 30, 1995, up $43.7 million to $96.1 million at June 30, 1996 as the Company continued to expand its lending for single family residential construction development. The Company expects that the Bank's loan portfolio will continue to increase from second quarter 1996 levels due both to its own internal generation as well as purchases of loans originated by third parties. See "Cautionary Statement For Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

     The following table presents information concerning nonaccrual loans, ORE, and restructured loans.

                                       June 30,  December 31,  June 30,
                                         1996       1995        1995
                                       -------    --------     -------
                                           (Dollars in thousands)
  Nonaccrual loans:
     Real estate - mortgages          $ 38,254    $ 39,536    $ 29,210
     Commercial                          8,598       8,316      13,208
     Installment                             -         272           -
                                      --------    --------    --------
          Total                         46,852      48,124      42,418
  ORE                                   15,691       7,439       4,733
                                      --------    --------    --------
     Total nonaccrual loans
     and ORE                          $ 62,543    $ 55,563    $ 47,151
                                      ========    ========    ========
  Restructured loans, accrual status  $  3,146    $  5,483    $  2,897
                                      ========    ========    ========
  Additional potential problems loans $  7,259    $ 19,100    $  6,200
                                      ========    ========    ========

  Ratio of nonaccrual loans
      to total loans                      1.84 %      2.05 %      2.50 %
  Ratio of nonperforming assets
      to total assets                     1.62        1.34        1.67
  Ratio of allowance for credit
      losses to nonaccrual loans        271.69      273.28      257.09

     The table below summarizes the approximate changes in nonaccrual loans for the months ended June 30, 1996 and June 30, 1995.

                                         Quarter ended       Six months ended
                                            June 30,             June 30,
                                       -----------------     ----------------
                                         1996     1995         1996    1995
                                       -------   -------     -------  -------
                                                (Dollars in millions)
  Balance, beginning of period         $ 52.7    $ 59.9      $ 48.1   $ 58.8
  Loans placed on nonaccrual              6.8       7.3        25.0     18.8
  Charge offs                            (5.4)     (4.4)       (9.8)    (5.6)
  Loans returned to accrual              (0.1)     (3.7)       (2.2)    (4.2)
  Repayments (including interest
     applied to principal)               (3.9)    (16.5)       (5.9)   (25.2)
  Transfer to ORE                        (3.2)     (0.2)       (8.3)    (0.2)
                                       ------    ------      ------   ------
  Balance, end of period               $ 46.9    $ 42.4      $ 46.9   $ 42.4
                                       ======    ======      ======   ======

     The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:

                                             Quarter ended                        Six months ended
                                                June 30,                                June 30,
                                        ------------------------                 --------   ----------
                                           1996         1995                       1996        1995
                                        ---------   ------------                 --------   ----------
                                                            (Dollars in millions)
  Average amount of loans outstanding   $2,452.1      $1,667.2                   $2,400.4     $1,643.5
                                        ========      ========                   ========     ========
  Balance of allowance for credit
       losses, beginning of period         128.9         108.4                      131.5        105.3
  Loans charged off:
       Commercial                            5.5           5.1                       11.0          7.4
       Real estate loans - construction        -             -                          -            -
       Real estate loans - mortgage          2.3           0.5                        2.3          1.1
       Installment                             -             -                          -            -
                                         -------       -------                    -------      -------
            Total loans charged off          7.8           5.6                       13.3          8.5
                                         -------       -------                    -------      -------
  Less recoveries of loans previously
     charged off:
       Commercial                            3.0           5.6                        5.9         10.8
       Real estate loans - construction        -             -                          -            -
       Real estate loans - mortgage          3.1           0.6                        3.1          1.2
       Installment                             -           0.1                          -          0.3
                                         -------       -------                    -------      -------
            Total recoveries                 6.1           6.3                        9.0         12.3
                                         -------       -------                    -------      -------
  Net loans charged off (recovered)          1.7          (0.7)                       4.3         (3.8)
  Provisions charged to operating
     expense                                   -             -                          -            -
                                         -------       -------                    -------      -------
  Balance, end of period                $  127.2      $  109.1                   $  127.2     $  109.1
                                        ========      ========                   ========     ========
  Ratio of net charge-offs to
     average loans                         0.28%            NM *                    0.36%           NM *
                                        ========      ========                   ========     ========
  Ratio of allowance for credit losses
     to total period end loans             5.00%         6.42%                      5.00%        6.42%
                                        ========      ========                   ========     ========

  * Not meaningful.

  CONSOLIDATION CHARGE RESERVE

       In November 1993, the Bank announced a consolidation plan to improve efficiency and operational productivity in its branch network. To cover the costs associated with this action, the Bank recorded a consolidation charge of $12.0 million in the fourth quarter of 1993. At June 30, 1996, the balance remaining in the consolidation reserve was $4.1 million. The Bank is continuing to negotiate settlements of lease commitments and believes the reserve balance at June 30, 1996 is adequate to cover these lease liabilities.

  CAPITAL ADEQUACY REQUIREMENTS

       As of June 30, 1996, the Company had a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 14.01%, a ratio of total capital to risk weighted assets (total risk-based capital ratio) of 15.31%, and a ratio of Tier 1 capital to average adjusted total assets (Tier 1 leverage ratio) of 9.60%, while the Bank had a Tier 1 risk-based capital ratio of 13.23%, a total risk-based capital ratio of 14.53% and a Tier 1 leverage ratio of 9.04%.

       At June 30, 1996, the Corporation had repurchased 2.2 million shares of its stock for approximately $28.9 million, leaving 53,800 million shares remaining to be purchased in the 5% share repurchase program announced on May 3, 1995. The Company continues to evaluate alternatives in managing its capital, including acquisitions, and to a lesser extent, additional share repurchases. On July 24, 1996, the Board of Directors of the Company declared a regular quarterly dividend of $.09 per share, payable August 15, 1996 to shareholders of record as of August 5, 1996.

  LIQUIDITY

       The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco, and a portfolio of securities available for sale. Liquidity is also provided by maturing investment securities and loans.

       Average core deposits comprised 74.2% of total funding in the second quarter of 1996, compared to 80.6% in the second quarter of 1995. This decrease has required that the Company increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits, the Company has not faced any liquidity constraints.

       The following table shows that the Company's cumulative one year interest rate sensitivity gap decreased from $392.1 million at June 30, 1995 to ($473.2) million at June 30, 1996. This change resulted from the Company's effort to lower its exposure to decreases in net interest income due to a rapid decline in interest rates. The Company has increased its portfolio of loans that reprices after one year by $578.0 million during the last twelve months. In addition, the Company has entered into interest rate swap contracts with maturities in excess of one year totaling $150.0 million to eliminate its asset sensitivity. At June 30, 1996 the unrealized loss on the Company's interest rate swap contracts were $1.5 million. The Company's liability sensitive position during a period of slowly rising interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest checking, savings and money market deposit accounts historically have not increased proportionately with increases in interest rates.

Interest Rate Sensitivity Management

At June 30, 1996 and 1995, the Company's distribution of rate-sensitive assets and liabilities was as follows:

                                                                            Maturing or repricing in
                                                     ---------------------------------------------------------------------
                                                                    After 3        After 1 year
                                                     3 months      months but       but within        After
                                                      or less     within 1 year       5 years        5 years         Total
                                                     --------    --------------    ------------      --------        -----
June 30, 1996                                                                 (Dollars in millions)
Rate-sensitive assets:
   Interest-bearing deposits in other banks.......   $   30.7         $     -           $    -       $      -       $   30.7
   Loans..........................................    1,352.0           341.7            200.7          606.5        2,500.9
   Investment securities..........................        5.2             1.0            101.7           85.8          193.7
   Securities available for sale..................       37.0            25.1            356.2          237.5          655.8
   Trading account................................       26.8               -                -              -           26.8
   Interest rate swap.............................     (250.0)          100.0            150.0              -            0.0
   Federal funds sold and securities
      purchased with agreement to resell..........       25.0               -                -              -           25.0
                                                     --------         -------           ------       --------       --------
      Total rate-sensitive assets.................    1,226.7           467.8            808.6          929.8        3,432.9
                                                     --------         -------           ------       --------       --------

Rate-sensitive liabilities: (1)
   Interest checking..............................      294.4               -                -              -          294.4
   Money market deposits..........................      730.7               -                -              -          730.7
   Savings deposits...............................      134.6               -                -              -          134.6
   Other time deposits............................      247.0           206.5             32.8            0.7          487.0
   Short-term borrowings..........................      554.5               -                -              -          554.5
   Long-term debt.................................          -               -             34.8              -           34.8
                                                     --------         -------           ------       --------       --------
      Total rate-sensitive liabilities............    1,961.2           206.5            67.6             0.7        2,236.0
                                                     --------         -------           ------       --------       --------

Interest rate sensitivity gap.....................   $ (734.5)        $ 261.3           $741.0        $  929.1      $1,196.9
                                                     ========         =======           ======        ========      ========

Cumulative interest rate sensitivity gap..........   $ (734.5)        $(473.2)          $267.8        $1,196.9
                                                     ========         =======           ======        ========

Cumulative ratio of rate-sensitive assets to
  rate-sensitive liabilities......................         63%             78%             112%            154%          154%
                                                     ========         =======           ======        ========      ========

                                                                              Maturing or repricing in
                                                     ----------------------------------------------------------------------
                                                                        After 3        After 1 year
                                                      3 months        months but        but within      After
                                                       or less       within 1 year       5 years       5 years        Total
                                                      --------       -------------     ------------    -------        -----
June 30, 1995                                                                 (Dollars in millions)
Rate-sensitive assets:
   Interest-bearing deposits in other banks.......   $   30.7           $    -           $    -        $    -       $    0.7
   Loans..........................................    1,320.2            109.8            147.2          82.0        1,659.2
   Investment securities..........................       62.7            101.8            197.5         211.4          573.4
   Securities available for sale..................       28.0                -             32.7          47.3          108.0
   Trading account................................      130.2                -                -             -          130.2
   Federal funds sold and securities
      purchased with agreement to resell..........      100.0                -                -             -          100.0
                                                     --------           ------           ------     ---------       --------
      Total rate-sensitive assets.................    1,641.8            211.6            377.4         340.7        2,571.5
                                                     --------           ------           ------     ---------       --------

Rate-sensitive liabilities: (1)
   Interest checking..............................      253.3                -                -             -          253.3
   Money market deposits..........................      567.9                -                -             -          567.9
   Savings deposits...............................       79.5                -                -             -           79.5
   Other time deposits............................       83.3             92.5              32.5            -          208.3
   Short-term borrowings..........................      359.8             25.0                 -            -          384.8
   Long-term debt.................................          -                -              25.0            -           25.0
                                                     --------           ------            ------     --------        -------

      Total rate-sensitive liabilities............    1,343.8            117.5              57.5            -        1,518.8
                                                     --------           ------            ------     --------       --------
Interest rate sensitivity gap.....................   $  298.0           $ 94.1            $319.9     $  340.7      $ 1,052.7
                                                     ========           ======            ======     ========      =========
Cumulative interest rate sensitivity gap..........   $  298.0           $392.1            $712.0     $1,052.7
                                                     ========           ======            ======     ========
Cumulative ratio of rate-sensitive assets to
 rate-sensitive liabilities.......................        122%             127%              147%         169%           169%
                                                     ========           ======            ======     ========      =========

   (1) Customer deposits which are subject to immediate withdrawal are presented as repricing within 3 months or less. The distribution of other time deposits is based on scheduled maturities.

  CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          The Company wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as to "forward looking" statements in this Quarterly Report which are not historical facts. The Company cautions readers that the following important factors could affect the Company's business and cause actual results to differ materially from those expressed in any forward looking statement made by, or on behalf of, the Company.

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

  -- Government regulation and monetary policy. All forward-looking statements presume a continuation of the existing regulatory environment and U. S. Government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Bank, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowings and bank reserve requirements, and a material change in these conditions would be likely to have an impact on results.

  -- Competition. The Bank competes with numerous other domestic and foreign financial institutions and non-depository financial intermediaries. Results may differ if circumstances affecting the nature or level of competitive change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies.

  -- Credit quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank's credit portfolio, but such policies and procedures may not prevent unexpected losses that could adversely affect the Company's results.

  -- Other risks. From time to time, the Company details other risks to its businesses and/or its financial results in its filings with the Securities and Exchange Commission.

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

  PART II.  OTHER INFORMATION

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      On April 16, 1996, the Registrant held its annual meeting of stockholders. The stockholders elected the 11 directors listed in the Registrant's proxy statement and approved amendments to the Registrant's Certificate of Incorporation (a) providing for a classified Board of Directors, with staggered terms, consisting of a maximum of 14 and a minimum of 5 directors (Article NINTH), and (b) relating to the indemnification of directors and officers by the Registrant (Article SEVENTH). The following table sets forth the number of votes cast for or withheld with respect to each director. Under applicable Delaware law, votes withheld have the same effect as votes cast against a nominee, and for this reason the ballot did not offer a separate opportunity to vote against a nominees. Additionally, the table sets forth the number of votes cast for or against the amendments, as well as the number of abstentions and, with respect to the amendment to Article NINTH only, broker non-votes.


  Name                             For         Withheld
  ----                             ---         --------
  George H. Benter, Jr.          38,959,743    1,878,239
  Richard L. Bloch               37,652,557    3,185,425
  Mirion P. Bowers, M.D.         39,838,430      999,552
  Stuart D. Buchalter            38,906,226    1,931,756
  Bram Goldsmith                 38,926,160    1,911,822
  Russell Goldsmith              28,963,334    1,874,648
  Burton S. Horwitch             39,840,744      997,238
  Charles E. Rickershauser, Jr.  39,841,155      996,827
  Edward Sanders                 38,934,882    1,903,100
  Andrea L. Van De Kamp          39,864,209      973,773
  Kenneth Ziffren                38,967,060    1,870,922


                                                                      Broker
  Matter                         For          Against      Abstain   Non-votes
  ------                         ---          -------      -------   ---------
  Amendments to Certificate
       of Incorporation:
  Article NINTH                  22,565,126   13,146,887   139,162   4,986,807
  Article SEVENTH                38,761,107    1,845,840   231,035      n/a

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

                                           CITY NATIONAL CORPORATION
                                           -------------------------
                                           (Registrant)



  DATE:   August 9, 1996                   /s/ Frank P. Pekny
         ----------------                  -----------------------------
                                           FRANK P. PEKNY
                                           Executive Vice President
                                           and Chief Financial Officer