Form 10-Q
period 1996-09-30
CITY NATIONAL CORP
filed 1996-11-07
CIK 201461

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549


                               FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter ended September 30, 1996  Commission File Number 1-10521

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


                   YES       X         NO
                      ----------------    ---------------

    Number of shares of common stock outstanding at October 31, 1996:
43,919,808

                       CITY NATIONAL CORPORATION
                      Consolidated Balance Sheet
                              (Unaudited)





                             ASSETS
                                                                September 30,        December 31,       September 30,
                                                                    1996                1995                1995
                                                                ------------        -------------       -------------
                                                                              (Dollars in thousands)
Cash and due from banks .....................................   $  245,706          $  339,737         $  251,910
Interest-bearing deposits in other banks ....................       30,206              80,696                688
Federal funds sold and securities purchased under
   resale agreements ........................................       80,000             351,803            168,500
Investment securities (market values $184,926; $110,524
   and $514,970 at September 30, 1996, December 31, 1995 and
   September 30, 1995, respectively) ........................      186,722             110,006            518,960
Securities available for sale (cost $675,466; $862,276 and
   $209,283 at September 30, 1996, December 31, 1995 and
   September 30, 1995, respectively)  .......................      666,960             865,401            209,941
Trading account securities ..................................       23,026              29,728             28,978
Loans........................................................    2,674,242           2,346,611          1,900,793
Less allowance for credit losses ............................      128,589             131,514            111,503
                                                              ------------        ------------       -------------
   Net loans ................................................    2,545,653           2,215,097          1,789,290
Leveraged leases ............................................        5,863               8,400              8,228
Premises and equipment, net .................................       23,364              23,607             21,384
Customers' acceptance liability .............................        3,654               2,656              2,878
Other real estate ...........................................       17,156               7,439              4,179
Deferred tax asset ..........................................       65,147              64,420             28,852
Other assets ................................................       53,098              58,561             33,852
                                                              ------------        ------------       -------------
   Total assets ............................................. $  3,946,555        $  4,157,551       $  3,067,640
                                                              ------------        ------------       -------------
                                                              ------------        ------------       -------------

                               LIABILITIES
Demand deposits ............................................. $  1,274,831        $  1,490,934         $  929,827
Interest checking deposits ..................................      297,890             380,230            262,115
Money market accounts .......................................      708,803             759,707            560,232
Savings deposits ............................................      131,967             130,704             78,186
Time deposits - under $100,000 ..............................      146,965             142,731             82,862
Time deposits - $100,000 and over ...........................      379,713             343,729            158,305
                                                              ------------        ------------       -------------
   Total deposits ...........................................    2,940,169           3,248,035          2,071,527
Federal funds purchased and securities sold
   under repurchase agreements ..............................      203,051             258,353            398,555
Other short-term borrowings .................................      328,632             195,100            177,494
Long-term debt ..............................................       34,800              25,000             25,000
Other liabilities ...........................................       50,866              61,450             29,267
Acceptances outstanding .....................................        3,654               2,656              2,878
                                                              ------------        ------------       -------------
   Total liabilities ........................................    3,561,172           3,790,594          2,704,721
                                                              ------------        ------------       -------------

Commitments and contingencies

                           SHAREHOLDERS' EQUITY
Preferred Stock authorized-5,000,000, none outstanding                   -                   -                   -
Common stock- par value- $1.00; authorized - 75,000,000
Issued-46,094,161; 45,553,724 and 45,529,099 at
   September 30, 1996, December 31, 1995 and September 30,
   1995, respectively .......................................       46,094              45,554             45,529
Additional paid-in capital  .................................      272,817             266,829            266,560
Unrealized gain (loss) on available for sale securities  ....       (4,905)              1,955                410
Retained earnings ...........................................      100,321              62,518             52,337
Treasury shares, at cost - 2,211,200; 762,500 and 169,500 at
   September 30, 1996, December 31, 1995 and September 30,
   1995, respectively .......................................     (28,944)             (9,899)             (1,917)
                                                              ------------        ------------       -------------
   Total shareholders' equity ...............................      385,383             366,957            362,919
                                                              ------------        ------------       -------------
   Total liabilities and shareholders' equity ............... $  3,946,555        $  4,157,551       $  3,067,640
                                                              ------------        ------------       -------------
                                                              ------------        ------------       -------------



  SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               CITY NATIONAL CORPORATION
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)



                                                                            For the three months           For the nine months
                                                                             ended September 30,           ended September 30,
                                                                           ------------------------      -----------------------
                                                                             1996           1995           1996           1995
                                                                           ---------       --------      ---------      --------
                                                                            (Dollars in thousands)        (Dollars in thousands)
Interest income:
  Interest and fees on loans ...................................             $57,980        $43,254       $165,029       $122,213
  Interest on federal funds sold and securities purchased
     under resale agreements ...................................                 793          1,594          2,958          4,471
  Interest on investment securities:
     U.S. Treasury and federal agency securities ...............               1,746          6,632          5,206         21,230
     Municipal securities ......................................                 809            235          1,741            801
     Other securities ..........................................                 457            472          1,624          1,510
  Interest on securities available for sale.....................              10,193          2,544         30,667          5,910
  Interest on trading account securities........................                 558            482          1,401          1,466
                                                                            --------      ---------      ---------      ---------
     Total .....................................................              72,536         55,213        208,626        157,601
                                                                            --------      ---------      ---------      ---------
Interest expense:
  Interest on deposits .........................................              13,784          8,293         40,409         23,224
  Interest on federal funds purchased and securities sold
     under repurchase agreements ...............................               3,500          4,638         10,176         11,801
  Interest on other short-term borrowings ......................               4,558          1,721          9,188          2,822
  Interest on long-term debt ...................................                 504            422          1,439            650
                                                                            --------      ---------      ---------      ---------
     Total .....................................................              22,346         15,074         61,212         38,497
                                                                            --------      ---------      ---------      ---------
  Net interest income ..........................................              50,190         40,139        147,414        119,104
  Provision for credit losses ..................................                  -              -              -              -
                                                                            --------      ---------      ---------      ---------
  Net interest income after provision for credit losses ........              50,190         40,139        147,414        119,104
                                                                            --------      ---------      ---------      ---------
Noninterest income:
  Service charges on deposit accounts ..........................               2,666          2,078          8,069          5,819
  Investment services income  ..................................               3,134          2,344          8,386          6,397
  Trust fees ...................................................               1,789          1,682          5,242          4,925
  Gain on sale of assets .......................................                 100             -             788             -
  Gain (loss) on sales of securities  ..........................                  30           (137)           322            498
  All other income .............................................               3,634          3,233          9,888          8,938
                                                                            --------      ---------      ---------      ---------
     Total noninterest income...................................              11,353          9,200         32,695         26,577
                                                                            --------      ---------      ---------      ---------
Noninterest expense:
  Salaries and other employee benefits .........................              19,004         15,915         57,315         48,974
  Net occupancy of premises ....................................               2,240          1,911          7,197          5,885
  Data processing ..............................................               2,192          1,998          6,565          5,512
  Professional .................................................               3,285          1,989          9,835          6,417
  FDIC insurance ...............................................                  -            (165)             2          2,300
  Office supplies ..............................................               1,061            850          3,588          2,961
  Depreciation .................................................               1,279          1,060          3,862          3,067
  Promotion ....................................................               1,273          1,088          4,097          3,391
  Equipment.....................................................                 634            714          1,747          1,632
  Other operating ..............................................               3,870          2,698         10,666          7,758
  Other real estate expense (income) ...........................                (186)          (195)          (227)            16
                                                                            --------      ---------      ---------      ---------
     Total noninterest expense..................................              34,652         27,863        104,647         87,913
                                                                            --------      ---------      ---------      ---------
Income before taxes..............................................             26,891         21,476         75,462         57,768
Income taxes  ...................................................              9,091          8,193         25,794         22,307
                                                                            --------      ---------      ---------      ---------
Net income ......................................................            $17,800        $13,283        $49,668        $35,461
                                                                            --------      ---------      ---------      ---------
                                                                            --------      ---------      ---------      ---------
Net Income per share ............................................              $0.39          $0.29          $1.10          $0.77
                                                                            --------      ---------      ---------      ---------
                                                                            --------      ---------      ---------      ---------
Shares used to compute net income per share .....................             45,262         46,138         44,986         45,927
                                                                            --------      ---------      ---------      ---------
                                                                            --------      ---------      ---------      ---------



  SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          CITY NATIONAL CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                       For the nine months
                                                                       ended September 30,
                                                                     -----------------------
                                                                        1996         1995
                                                                      (Dollars in thousands)
                                                                     ------------------------
Operating Activities
Net income.........................................................   49,668      $  35,461
Adjustment to net income:
  Provision for credit losses......................................        -              -
  Gain on sale of leveraged leases.................................     (688)          (244)
  Gain on sales of securities......................................        -           (498)
  Depreciation.....................................................    3,862          3,067
  Net (increase) decrease in trading securities....................    6,702         (3,447)
  Net ( increase) decrease in deferred tax benefits................    (727)         (3,408)
  Income tax refund ...............................................        -          4,500
  Other, net.......................................................   (5,300)        14,505
                                                                     -------         ------
    Net cash provided (used) by operating activites................   53,517         49,936
                                                                      ------        -------

Investing Activities
Net decrease (increase) in short-term investments..................   50,490           (14)
Purchase of securities available for sale..........................  (387,462)    (139,500)
Sales and maturities of securities available for sale..............   570,181       26,272
Maturities of investment securities................................    25,626      161,850
Purchase of investment securities..................................  (106,004)     (23,088)
Purchase of residential mortgage loans.............................  (226,001)    (145,650)
Sale of residential mortgage loans.................................    62,717            -
Other loan originations and principal collections, net.............  (181,469)     (121,828)
Proceeds from sales of ORE.........................................     2,441         1,992
Proceeds from sale of leveraged leases.............................     1,824           329
Other, net.........................................                    19,384        (5,000)
                                                                     --------      --------
  Net cash provided (used) by investing activities.................  (168,273)     (244,637)
                                                                     --------      --------

Financing Activities
Net increase in federal funds purchased and
  securities sold under repurchase agreements......................    (55,302)     246,435
Net decrease in deposits...........................................   (307,866)    (346,235)
Net increase in short term borrowings..............................    133,532       97,493
Proceeds from long term debt.......................................      9,800       25,000
Proceeds from issuance of stock....................................      5,600        2,897
Purchase of treasury shares........................................    (19,045)      (1,917)
Cash dividends paid................................................    (11,865)      (8,605)
Other, net.........................................................     (5,932)       4,362
                                                                       --------     -------
  Net cash used in financing activities............................   (251,078)      19,430
                                                                       --------     -------

Net decrease in cash and cash equivalents..........................   (365,834)    (175,271)
Cash and cash equivalents at beginning of year.....................    691,540      595,681
                                                                      --------     --------
Cash and cash equivalents at end of year...........................  $ 325,706    $  420,410
                                                                      --------     --------
                                                                      --------     --------

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest......................................................   $  60,222    $  37,348
    Income taxes..................................................      18,750       21,748

  Non cash investing activities:
    Transfer from loans to ORE....................................      13,635        1,332


See accompanying  Notes to the Unaudited Consolidated Financial Statements

                             CITY NATIONAL CORPORATION
               STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                             For the nine months ended
                                                                                    September 30,
                                                                             ----------------------------
                                                                                  1996             1995
                                                                             ---------          ---------
                                                                               (Dollars in thousands)
Common Stock
  Balance, beginning of period................................................   $45,554        $45,193
  Stock options exercised.....................................................       540            336
                                                                               ---------        ---------
  Balance, end of period......................................................    46,094         45,529
                                                                               ---------        ---------

Additional paid-in capital
  Balance, beginning of period................................................   266,829        263,609
  Stock options exercised.....................................................     5,060          2,561
  Tax benefit from stock options..............................................       928            390
                                                                               ---------        ---------
  Balance, end of period......................................................   272,817        266,560
                                                                               ---------        ---------


Treasury shares
  Balance, beginning of period  ..............................................    (9,899)             -
  Purchase of shares.                                                            (19,045)        (1,917)
                                                                               ---------       ---------
  Balance, end of period .....................................................   (28,944)        (1,917)
                                                                               ---------       ---------

Unrealized net gains (losses) on securities available for sale
  Balance, beginning of period................................................     1,955         (3,564)
  Change during period........................................................    (6,860)         3,974
                                                                                ---------     ---------
  Balance, end of period .....................................................    (4,905)           410
                                                                                ---------     ---------

Retained earnings
  Balance, beginning of period................................................    62,518         25,483
  Net income..................................................................    49,668         35,461

  Dividends paid..............................................................   (11,865)        (8,607)
                                                                               ---------      ---------
  Balance, end of period......................................................   100,321         52,337
                                                                               ---------      ---------

Total shareholders' equity....................................................  $385,383       $362,919
                                                                               ---------      ---------
                                                                               ---------      ---------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

    City National Corporation (the Company) is the holding company for City National Bank (the Bank). Because the Bank constitutes substantially all of the business of the Company, references to the Company in this Item 2 reflect the consolidated activities of the Company and the Bank.

RESULTS OF OPERATIONS

    The Company recorded consolidated net income of $17.8 million, or $.39 per share, in the third quarter of 1996, compared to $13.3 million, or $.29 per share, in the third quarter of 1995. Most of the change between third quarters resulted from an increase in net interest income in the third quarter of 1996 of $10.1 million.

     Net income for the first nine months of 1996 totaled $49.7 million, or $1.10 per share compared with $35.5 million, or $.77 per share in the 1995 period. The nine month increase resulted largely from an increase of $28.3 million in net interest income, and $6.1 million increase in non-interest income, and $2.7 million in non recurring tax benefits, partially offset by a $17.0 million increase in non-interest expense excluding ORE expense.

     Returns on average assets for the third quarter and the first nine months of 1996 were 1.81% and 1.76%, respectively, compared with 1.83% and 1.71% for the third quarter and first nine months of 1995. Returns on average equity for the third quarter and the first nine months of 1996 were 18.89% and 18.07%, respectively, compared with 14.80% and 13.70% in 1995.

    Taxable equivalent net interest income was $51.9 million in the third quarter of 1996, up 27.8% from the year-ago quarter. The increase resulted from the 35.4% increase in average interest earning assets between quarters. Due to a higher proportion of total funding in the third quarter of 1996 from the prior year from time deposits of $100,000 and over and wholesale money market sources, the net interest spread decreased from 4.57% to 4.36% and the net interest margin decreased from 6.05% to 5.73%. Management expects modest growth in quarterly net interest income for the remainder of 1996 from third quarter 1996 levels. The foregoing forward-looking statement assumes, among other things, that interest rate levels will remain relatively constant and is based on the anticipated growth in loans, a change in either of which may cause actual results to differ materially if the assumption proves to have been incorrect. See "Cautionary Statement for Purposes of the Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Average loans increased $818.0 million (45.1%) between third quarters to $2,632.7 million at September 30, 1996. The majority of this increase reflected higher average residential first mortgage loans outstanding, up $393.6 million (88.5%). This increase resulted from both the Bank's internal loan generation as well as bulk purchases of residential first mortgage loans. Average construction loans increased $45.6 million (83.1%) from the third quarter of 1995, primarily as a result of the Bank's increased efforts in generating new construction loan commitments. Average commercial and real estate mortgage loans increased $288.2 million (33.0%) and $92.9 million (22.8%) respectively, due primarily to the acquisition of First Los Angeles Bank (First LA) on December 31, 1995 and the participation in corporate loans originated by third parties.

     Total average investments and available for sale securities increased $149.0 million (21.3%) between third quarters due mainly to the improved liquidity resulting from the acquisition of First LA which had total loans at December 31, 1995 of $337.5 million and total deposits of $795.5 million. In December 1995, the Company reclassified securities with a book value of $402.3 million and a market value of $401.2 million from the investment securities classification to available for sale as permitted by the Guide to the Implementation of FASB No. 115. Total average deposits increased $817.6 million (40.4%) between third quarters due primarily to the acquisition of First LA as well as increased deposit levels from the Bank's non -First LA customers.

    For the first nine months of 1996, average loans increased $777.2 million (45.7%). Total average investment and available for sale securities increased $132.6 million (18.7%) from the comparable period of 1995. Total average deposits for the nine months ended September 30, 1996 increased $787.2 million (38.6%) compared to the 1995 period. The changes in the nine month average balances resulted from the same factors that caused the changes between the third quarter average balances.

    The provision for credit losses was zero for the nine months ended
September 30, 1996 and 1995. Loans charged off in the third quarter of 1996 were $3.8 million, compared to $2.1 million in the third quarter of 1995. Recoveries were $5.2 million in the third quarter of 1996, compared to $4.5 million in the third quarter of 1995. The provision for credit losses is expected to remain at zero levels for the remainder of 1996. This forward-looking statement is based on an assumption that general economic conditions in Southern California will not deteriorate materially in 1996, and if this assumption proves to be inaccurate, an increased provision for credit losses may be required. See "Cautionary Statement for Purposes of the Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Non-interest income excluding gains and losses on the sale of securities and assets totaled $11.2 million for the third quarter of 1996, up $1.9 million (20.2%) from a year earlier. For the nine months ended September 30, 1996, non-interest income excluding gains and losses on the sale of securities and assets totaled $31.6 million, an increase of $5.5 million (21.1%) from last year's total of $26.1 million. Service charges on deposit accounts increased $.6 million (28.3%) and $2.2 million (38.7%), respectively, for the quarter and nine months ended September 30, 1996 due primarily to the acquisition of First LA and higher levels of service charges resulting from the lower earnings on deposit balances as a result of lower interest rates compared to the prior year. Investment services income increased $.8 million (33.7%) and $2.0 million (31.1%) for the quarter and nine months ended September 30, 1996 due to higher fees and new investment products offered to customers. Management expects modest growth in non-interest income from third quarter 1996 levels during the remainder of 1996. See "Cautionary Statement for Purposes of the Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Excluding net ORE results, non-interest expense totaled $34.8 million in the third quarter of 1996, an increase of $6.8 million (24.1%) from the third quarter of 1995. Salaries and other employee benefits increased $3.1 million (19.4%) and $8.3 million (17.0%) for the quarter and nine months ended September 30, 1996, respectively, from comparable periods in 1995 due primarily to the personnel added as a result of the acquisition of First LA and the hiring of additional personnel to pursue other opportunities.

    The expense categories other than staff increased $3.7 million overall (30.4%) and $8.6 million overall (22.2%) for the quarter and nine months ended September 30, 1996, respectively, from the comparable periods in 1995. The increases in professional expenses resulted primarily from higher consulting expenses, the increases in promotion expenses resulted from the

Company's increased advertising program and the other increases were as a result of the acquisition of First LA, including $.7 million in acquisition related costs incurred in the first quarter of 1996 to cover certain integration expenses.

     The Company's effective tax rate decreased to 33.8% in the third quarter of 1996 from 38.1% in the third quarter of 1995. The decrease resulted from the recognition of $.9 million in previously unrecognized deferred tax benefits and a higher level of municipal leases, municipal bonds and preferred stock holdings in the securities portfolio as compared with the prior year. The Company expects the effective tax rate for the remainder of 1996 to remain near 1996 third quarter levels and expects the effective tax rate in 1997 to increase from 1996 levels since the recognition of previously unrecognized deferred tax benefits is not expected to reoccur in 1997. See "Cautionary Statement For Purposes of the Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

N e t  I n t e r e s t  I n c o m e  S u m m a r y
The following table presents the components of net interest income for the quarters ended September 30,1996 and 1995.

                                                        September 30, 1996                            September 30, 1995
                                               ----------------------------------------    ----------------------------------------
                                                                Interest     Average                     Interest      Average
                                                 Average         income/     interest      Average        income/      interest
Dollars in thousands-                            Balance        expense (1)   rate         Balance        expense (1)    rate
----------------------------------------------------------------------------------------------------------------------------------
A s s e t s   (2)
  Earning assets
   Loans:   (3)
    Commercial loans                            $  1,161,373       $  26,184         8.97 %  $  873,223      $  22,080      10.03 %
    Real estate - construction                       100,494           2,916        11.54        54,878          1,706      12.33
    Real estate - mortgage                           499,851          12,018         9.56       406,940         10,107       9.85
    Residential first mortgages                      838,190          16,499         7.83       444,638          8,762       7.82
    Installment loans                                 32,758             901        10.94        35,022            921      10.43
                                                 -----------       ---------        -----    ----------      ---------     ------
    Total loans                                    2,632,666          58,518         8.84     1,814,701         43,576       9.53
                                                 -----------       ---------        -----    ----------      ---------     ------

  Due from banks-interest bearing                     25,529             310         4.83           686              7       4.05
  State and municipal investment securities           71,733           1,261         6.99        22,110            369       6.62
  Taxable investment securities                      120,120           1,893         6.27       519,722          7,097       5.42
  Securities available for sale                      658,131          10,860         6.56       159,137          2,544       6.34
  Federal funds sold and securities
   purchased under resale agreements                  56,575             793         5.58       107,195          1,594       5.90
  Trading account securities                          39,832             603         6.02        37,908            488       5.11
                                                 -----------       ---------        -----    ----------      ---------     ------
   Total earning assets                            3,604,586          74,238         8.19     2,661,459         55,675       8.30
                                                 -----------       ---------        -----    ----------      ---------     ------

  Reserve for credit losses                         (127,706)                                  (110,637)
  Cash and due from banks                            271,141                                    231,598
  Other nonearning assets                            162,813                                     99,483
                                                 -----------                               -----------

   Total assets                                 $  3,910,834                               $  2,881,903
                                                 -----------                               -----------
                                                 -----------                               -----------

L i a b i l i t i e s  a n d  S h a r e h o l d e r s'  E q u i t y
 Noninterest - bearing deposits                 $  1,165,508            -             -      $  888,277            -          -
 Interest-bearing deposits:
  Interest checking accounts                         302,032             764         1.01       257,192            643       0.99
  Money market accounts                              740,223           5,569         2.99       575,778          4,267       2.94
  Savings deposits                                   132,299           1,056         3.18        77,235            383       1.97
  Time deposits - under $100,000                     142,992           1,846         5.14        82,261          1,034       4.99
  Time deposits - $100,000 and over                  360,829           4,549         5.02       145,492          1,966       5.36
                                                 -----------       ---------        -----    ----------       ---------    ------

   Total interest - bearing deposits               1,678,375          13,784         3.27     1,137,958          8,293       2.89
                                                 -----------     -----------        -----    ----------      ---------    ------
   Total deposits                                  2,843,883                                  2,026,235
  Federal funds purchased and securities
   sold under repurchase agreements                  271,304           3,500         5.13       326,793          4,638       5.63
  Other borrowings                                   366,761           5,062         5.49       137,262          2,143       6.19
                                                 -----------       ---------        -----    ----------      ---------    ------

   Total interest - bearing liabilities            2,316,440          22,346         3.83     1,602,013         15,074       3.73
                                                 -----------       ---------        -----    ----------       ---------    ------
  Other liabilities                                   54,081                                     35,538
  Shareholders' equity                               374,805                                    356,075
                                                 -----------                                 ----------
   Total liabilities and shareholders'
    equity                                       $ 3,910,834                                $ 2,881,903
                                                 -----------                                 ----------
                                                 -----------                                 ----------


Net interest spread                                                                   4.36                                    4.57
                                                                                     -----                                   -----
                                                                                     -----                                   -----

Fully taxable equivalent net interest income                     $    51,892                                 $  40,601
                                                                  ----------                                  --------


Net interest margin                                                               5.73%                                       6.05 %
                                                                                  -----                                      -----
                                                                                  -----                                      -----


   (1) Fully taxable equivalent basis.
   (2) Includes average nonaccrual loans of $43,124 and $38,492 for 1996 and 1995, respectively.
   (3) Loan income includes loan fees of $1,863 and $1,877 for 1996 and 1995, respectively.

N e t  I n t e r e s t  I n c o m e  S u m m a r y
The following table presents the components of net interest income for the nine months ended September 30, 1996 and 1995.

                                                        September 30, 1996                            September 30, 1995
                                             ----------------------------------------    ---------------------------------------
                                                                Interest     Average                     Interest      Average
                                                 Average         income/     interest      Average        income/      interest
Dollars in thousands-                            Balance        expense (1)   rate         Balance        expense (1)    rate
-----------------------------------------------------------------------------------------------------------------------------------

A s s e t s (2)
    Earning assets
    Loans:   (3)
     Commercial loans                             $  1,085,105    $  73,615        9.06%     $  857,464      $  64,359       9.99%
     Real estate - construction                         88,431        7,709        11.64         46,147          4,338      12.57
     Real estate - mortgage                            511,529       37,068         9.68        434,042         32,623      10.05
     Residential first mortgages                       758,567       45,279         7.97        328,094         19,139       7.80
     Installment loans                                  34,729        2,748        10.57         35,456          2,638       9.95
                                                     ---------     --------        -----     ----------       --------      -----

     Total loans                                     2,478,361      166,419         8.97      1,701,203        123,097       9.64
                                                     ---------     --------        -----     ----------       --------      -----

    Due from banks-interest bearing                     27,318        1,146         5.60            687             15       2.92
    State and municipal investment securities           50,996        2,713         7.11         24,074          1,250       6.94
    Taxable investment securities                      118,643        5,684         6.40        570,947         22,725       5.32
    Securities available for sale                      674,092       32,328         6.41        116,072          5,910       6.81
    Federal funds sold and securities
     purchased under resale agreements                  71,117        2,958         5.56         97,536          4,471       6.13
    Trading account securities                          34,245        1,543         6.02         35,382          1,557       5.88
                                                     ---------     --------        -----     ----------      ---------      -----
    Total earning assets                             3,454,772      212,791         8.23      2,545,901        159,025       8.33
                                                     ---------     --------        -----     ----------       --------      -----

    Reserve for credit losses                         (129,429)                                (109,299)
    Cash and due from banks                            283,560                                  235,419
    Other nonearning assets                            161,312                                   96,776
                                                  ------------                              ------------
      Total assets                                $  3,770,215                            $   2,768,797
                                                  ------------                              ------------
                                                  ------------                              ------------

L i a b i l i t i e s  a n d  S h a r e h o l d e r s'  E q u i t y
  Noninterest - bearing deposits                  $  1,157,868          -            -      $  879,185             -           -
  Interest-bearing deposits:
    Interest checking accounts                         314,985        2,370         1.01        267,558          1,951       0.97
    Money market accounts                              727,304       16,177         2.97        600,445         12,578       2.80
    Savings deposits                                   132,432        3,089         3.12         80,698          1,188       1.97
    Time deposits - under $100,000                     136,758        5,301         5.18         78,088          2,682       4.59
    Time deposits - $100,000 and over                  354,594       13,472         5.07        130,801          4,825       4.93
                                                     ---------     --------        -----     ----------      ---------      -----

      Total interest - bearing deposits              1,666,073       40,409         3.24      1,157,590         23,224       2.68
                                                     ---------      --------        -----     ----------       --------      -----

      Total deposits                                 2,823,941                                2,036,775
    Federal funds purchased and securities
      sold under repurchase agreements                 268,661       10,176         5.06        276,271         11,801       5.71
    Other borrowings                                   253,636       10,627         5.60         75,213          3,472       6.17
                                                     ---------     --------        -----     ----------       --------      -----

    Total interest - bearing liabilities             2,188,370       61,212         3.74      1,509,074         38,497       3.41
                                                     ---------     --------        -----     ----------       --------      -----
    Other liabilities                                   56,770                                   34,463
    Shareholders' equity                               367,207                                  346,075
                                                    ----------                                -----------
      Total liabilities and shareholders'
        equity                                      $3,770,215                              $ 2,768,797
                                                    ----------                                -----------
                                                    ----------                                -----------

Net interest spread                                                                 4.49                                     4.92
                                                                                    ----                                     ----
                                                                                    ----                                     ----

Fully taxable equivalent net interest income                    $  151,579                                  $  120,528
                                                                 ---------                                   ---------
                                                                 ---------                                   ---------

Net interest margin                                                                 5.86%                                    6.31%
                                                                                  ------                                    -----
                                                                                  ------                                    -----




     (1)  Fully taxable equivalent basis.
     (2) Includes average nonaccrual loans of $47,430 and $50,472 for 1996 and 1995, respectively.
     (3) Loan income includes loan fees of $5,405 and $5,235 for 1996 and 1995, respectively.

     The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Average balances in all categories in each reported period were used in the volume computations. Average yields and rates in each reported period were used in rate computations.


                                          Quarter Ended September 30,        Quarter Ended September 30,
                                                 1996 vs 1995                       1995 vs 1994
                                    ----------------------------------------------------------------------
                                            Increase                          Increase
  Dollars in thousands -                   (decrease)           Net           (decrease)            Net
  Fully taxable equivalent basis           due to (1):        increase        due to (1):          increase
                                    ---------------------               --------------------
                                      Volume       Rate     (decrease)    Volume       Rate     (decrease)
                                    ----------  ----------  ----------  ----------  ---------   ----------
  Interest earned on:

  Interest-bearing deposits
    in other banks                  $     301   $       2   $     303   $       1   $       1   $       2
  Loans                                18,306      (3,364)     14,942       8,109       2,341      10,450
  Taxable investment securities        (6,169)        965      (5,204)     (2,155)        945      (1,210)
  Non-taxable investment securities       870          22         892          23         (27)         (4)
  Securities available for sale         8,224          92       8,316        (789)         67        (722)
  Trading account securities               26          89         115          46          18          64
  Federal funds sold and
    securities purchased
    under  resale  agreements            (719)        (82)       (801)       (695)        448        (247)
                                    ----------  ----------  ----------  ----------  ----------  ----------
    Total interest-earning
      assets                           20,839      (2,276)     18,563       4,540       3,793       8,333
                                    ----------  ----------  ----------  ----------  ----------  ----------

  Interest paid on:

  Interest checking                       108          13         121         (48)         15         (33)
  Money market deposits                 1,228          74       1,302        (959)      1,045          86
  Savings deposits                        361         312         673         (75)          2         (73)
  Other time deposits                   3,502        (107)      3,395          (8)        944         936
  Other borrowings                      2,357        (576)      1,781       3,093       1,172       4,265
                                    ----------  ----------  ----------  ----------  ----------  ----------
    Total interest-bearing
      liabilities                       7,556        (284)      7,272       2,003       3,178       5,181
                                    ----------  ----------  ----------  ----------  ----------  ----------
                                    $  13,283   $  (1,992)  $  11,291   $   2,537   $     615   $   3,152
                                    ----------  ----------  ----------  ----------  ----------  ----------
                                    ----------  ----------  ----------  ----------  ----------  ----------




                                      Nine Months Ended September 30,   Nine Months Ended September 30,
                                               1996 vs 1995                        1995 vs 1994
                                    --------------------------------    ---------------------------------
                                            Increase                          Increase
  Dollars in thousands -                   (decrease)          Net            (decrease)            Net
  Fully taxable equivalent basis           due to (1):        increase        due to (1):          increase
                                    ----------------------              ---------------------
                                       Volume       Rate     (decrease)    Volume       Rate     (decrease)
                                    ----------  ----------  ----------  ----------  ----------  ----------
  Interest earned on:

  Interest-bearing deposits
    in other banks                   $  1,105    $     26    $  1,131     $     1     $     1     $     2
  Loans                                52,780      (9,458)     43,322      12,575      16,006      28,581

  Taxable investment securities       (20,911)      3,870     (17,041)     (5,504)      2,255      (3,249)
  Non-taxable investment securities     1,431          32       1,463         420         (82)        338
  Securities available for sale        26,785        (367)     26,418      (1,001)        998          (3)
  Trading account securities              (51)         37         (14)        308         360         668
  Federal funds sold and
    securities purchased
    under resale agreements            (1,126)       (387)     (1,513)     (2,983)      2,260        (723)
                                    ----------  ----------  ----------  ----------  ----------  ----------
    Total interest-earning
    assets                             60,013      (6,247)     53,766       3,816      21,798      25,614
                                    ----------  ----------  ----------  ----------  ----------  ----------

  Interest paid on:

  Interest checking                       340          79         419        (130)         21        (109)
  Money market deposits                 2,796         803       3,599      (2,384)      2,790         406
  Savings deposits                        995         906       1,901        (249)          7        (242)
  Other time deposits                  10,768         498      11,266        (879)      2,274       1,395
  Other borrowings                      6,908      (1,378)      5,530       4,267       4,695       8,962
                                    ----------  ----------  ----------  ----------  ----------  ----------
    Total interest-bearing
    liabilities                        21,807         908      22,715         625       9,787      10,412
                                    ----------  ----------  ----------  ----------  ----------  ----------

                                    $  38,206   $  (7,155)  $  31,051    $  3,191   $  12,011   $  15,202
                                    ----------  ----------  ----------  ----------  ----------  ----------
                                    ----------  ----------  ----------  ----------  ----------  ----------




(1) The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

     A comparative period-end table of outstanding loans is presented below:

                                     September 30,   December 31,  September 30,
                                         1996           1995           1995
                                     -------------  -------------  -------------
                                               (Dollars in thousands)

Commercial                             $1,200,624     $1,080,125     $  910,779
Residential first mortgage                829,460        593,546        499,603
Real estate - construction                106,854         81,318         59,376
Real estate -mortgage                     505,026        553,095        396,648
Installment                                32,278         38,527         34,387
                                     -------------  -------------  -------------
   Total loans, gross                   2,674,242      2,346,611      1,900,793
Less: Allowance for credit losses        (128,589)      (131,514)      (111,503)
                                     -------------  -------------  -------------
   Total loans, net                    $2,545,653     $2,215,097     $1,789,290
                                     -------------  -------------  -------------
                                     -------------  -------------  -------------

Gross loans at September 30, 1996 amounted to $2,674.2 million, up $773.4 million (40.7%) from September 30, 1995. Approximately $200.0 million of the increase, concentrated primarily in real estate mortgage loans, was due to the acquisition of First LA. The $329.9 million increase in residential first mortgage loans resulted from the purchase of residential first mortgages originated by third parties and the Bank's own originations, net of sales of mortgages totalling $61.5 million during the third quarter. Construction loans also increased significantly from September 30, 1995, up $47.5 million to $106.9 million at September 30, 1996 as the Company continued to expand its lending for single family residential construction development. The Company expects that the Bank's loan portfolio will continue to increase from third quarter 1996 levels due both to its own internal generation and, to a lesser extent, to purchases of loans originated by third parties. See "Cautionary Statement For Purposes of the Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.


                                       -14

     The following table presents information concerning nonaccrual loans, ORE, and restructured loans.

                                     September 30,   December 31,  September 30,
                                         1996           1995           1995
                                     -------------  -------------  -------------
                                               (Dollars in thousands)
Nonaccrual loans:
  Real estate - mortgages               $  32,889      $  39,536      $  30,025
  Commercial                                9,727          8,316          5,135
  Installment                                   -            272             -
                                     -------------  -------------  -------------
    Total                                  42,616         48,124         35,160

ORE                                        17,156          7,439          4,179
                                     -------------  -------------  -------------
  Total nonaccrual loans
  and ORE                            $     59,772   $     55,563   $     39,339
                                     -------------  -------------  -------------
                                     -------------  -------------  -------------
Restructured loans, accrual status   $      2,964   $      5,483   $      2,840
                                     -------------  -------------  -------------
                                     -------------  -------------  -------------
Additional potential problems loans  $      3,400   $     19,100   $     10,100
                                     -------------  -------------  -------------
                                     -------------  -------------  -------------

Ratio of nonaccrual loans
  to total loans                             1.59%          2.05%          1.85%
Ratio of nonperforming assets
  to total assets                            1.51           1.34           1.28
Ratio of allowance for credit
losses to nonaccrual loans                 301.74         273.28         317.13


The table below summarizes the approximate changes in nonaccrual loans for the quarters and nine months ended September 30, 1996 and September 30, 1995.



                                           Quarter ended                Nine months ended
                                            September 30,                 September 30,
                                      -------------------------     -------------------------
                                         1996           1995           1996           1995
                                      ----------     ----------     ----------     ----------
                                                        (Dollars in millions)
Balance, beginning of period          $    46.9      $    42.4      $    48.1      $    58.8
Loans placed on nonaccrual                  7.3            4.5           32.3           23.3
Charge offs                                (2.3)          (1.5)         (12.2)          (7.1)
Loans returned to accrual                  (3.0)          (0.6)          (5.2)          (4.8)
Repayments (including interest
  applied to principal)                    (4.1)          (9.6)          (9.9)         (34.8)
Transfer to ORE                            (2.2)           -            (10.5)          (0.2)
                                      ----------     ----------     ----------     ----------
Balance, end of period                $    42.6      $    35.2      $    42.6      $    35.2
                                      ----------     ----------     ----------     ----------
                                      ----------     ----------     ----------     ----------



    ALLOWANCE FOR CREDIT LOSSES

    The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:

                                                                 Quarter ended                       Nine months ended
                                                                 September 30,                          September 30,
                                                       ------------------------------          ------------------------------
                                                           1996                1995               1996                 1995
                                                       ----------          ----------          ----------         -----------
                                                                                (Dollars in millions)
  Average amount of loans outstanding                 $  2,632.7          $  1,814.7          $  2,478.4         $  $1,701.2
                                                       ----------          ----------          ----------         -----------
                                                       ----------          ----------          ----------         -----------
  Balance of allowance for credit losses,
    beginning of period                                    127.2               109.1               131.5              $105.3
  Loans charged off:
    Commercial                                               2.6                 2.0                13.6                 9.4
    Real estate loans - construction                           -                   -                                       -
    Real estate loans - mortgage                             1.2                 0.1                 3.5                 1.2
    Installment                                                -                   -                   -                   -
                                                       ----------          ----------          ----------         -----------
       Total loans charged off                               3.8                 2.1                17.1                10.6
                                                       ----------          ----------          ----------         -----------
  Less recoveries of loans previously
    charged off:
    Commercial                                               4.6                 3.9                10.5                14.7
    Real estate loans - construction                           -                   -                   -                   -
    Real estate loans - mortgage                             0.6                 0.4                 3.7                 1.6
    Installment                                                -                 0.2                   -                 0.5
                                                       ----------          ----------          ----------          -----------
       Total recoveries                                      5.2                 4.5                14.2                16.8
                                                       ----------          ----------          ----------          -----------
  Net loans charged off (recovered)                         (1.4)               (2.4)                2.9                (6.2)
  Provisions charged to operating
    expense                                                    -                   -                   -                  -
                                                       ----------          ----------          ----------          -----------
  Balance, end of period                                $  128.6            $  111.5            $  128.6           $   111.5
                                                       ----------          ----------          ----------          -----------
                                                       ----------          ----------          ----------          -----------
  Ratio of net charge-offs to
    average loans                                            NM*                 NM*               0.16%                  NM*
                                                       ----------          ----------          ----------          -----------
                                                       ----------          ----------          ----------          -----------
  Ratio of allowance for credit losses
    to total period end loans                              4.81%               5.87%               4.81%                5.87%
                                                       ----------          ----------          ----------          -----------
                                                       ----------          ----------          ----------          -----------


    * Not meaningful.

CONSOLIDATION CHARGE RESERVE

    In November 1993, the Bank announced a consolidation plan to improve efficiency and operational productivity in its branch network. To cover the costs associated with this action, the Bank recorded a consolidation charge of $12.0 million in the fourth quarter of 1993. At September 30, 1996, the balance remaining in the consolidation reserve was $4.2 million. The Bank is continuing to negotiate settlements of lease commitments and believes the reserve balance at September 30, 1996 is adequate to cover these lease liabilities.

CAPITAL ADEQUACY REQUIREMENTS

    As of September 30, 1996, the Company had a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 13.72%, a ratio of total capital to risk weighted assets (total risk-based capital ratio) of 15.01%, and a ratio of Tier 1 capital to average adjusted total assets (Tier 1 leverage ratio) of 9.55%, while the Bank had a Tier 1 risk-based capital ratio of 12.61%, a total risk-based capital ratio of 13.91% and a Tier 1 leverage ratio of 8.71%.

    At September 30, 1996, the Corporation had repurchased 2.2 million shares of its stock for approximately $28.9 million, leaving 53,800 shares remaining to be purchased in the 5% share repurchase program announced on May 3, 1995. In October 1996, the Corporation announced a repurchase program for an additional 400,000 shares to be used for recently announced acquisitions.

    On October 23, 1996, the Board of Directors of the Company declared a regular quarterly dividend of $.09 per share, payable November 14, 1996 to shareholders of record as of November 4, 1996.

ACQUISITIONS

    On September 16, 1996, the Company announced the signing of a definitive agreement pursuant to which Ventura County National Bancorp (VCNB) will be merged into the Company in a transaction totaling $46.2 million. VCNB shareholders will receive, at their election, cash, stock or a combination thereof valued at $5.03 per share, with 55 percent stock in the aggregate. VCNB is the holding company for Ventura County National Bank, the largest independent bank headquartered in Ventura County, and Frontier Bank, N.A., headquartered in Orange County. VCNB has six branches and approximately $272 million in assets at September 30, 1996.

    On October 16, 1996, the Company announced the signing of an definitive agreement in which Riverside National Bank (RNB) will be merged into City National Bank in a transaction totaling $39.1 million. RNB shareholders will receive, at their election, cash, stock or a combination thereof valued at $18 per share, with a minimum of approximately 48 percent and a maximum of approximately 60 percent stock in the aggregate. Riverside National Bank, the largest independent bank headquartered in Riverside County, has four branches and approximately $248 million in assets as of September 30, 1996. The Company will use previously repurchased shares as well as an additional 400,000 shares authorized by its board of directors to be repurchased for the stock portions of the transactions.

    The Company has filed the application for the merger with VCNB with the Federal Reserve Board and the Bank has filed the application for the merger of Ventura County National Bank and Frontier Bank into City National Bank with the office of the Comptroller of the Currency. The Bank is in the process of completing the application for the merger of Riverside National Bank into City National Bank. Both acquisitions are anticipated to close in the first quarter of 1997. Both acquisitions are expected to increase the Company's presence in Southern California and are expected to augument the Bank's lending portfolio and add to its base of core deposits. Both acquisitions are expected to be accretive to the Company's earnings during 1997. See "Cautionary Statement For Purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995", below.

LIQUIDITY

    The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco, and a portfolio of securities available for sale. Liquidity is also provided by maturing investment securities and loans.

    Average core deposits comprised 71.3% of total funding in the third quarter of 1996, compared to 75.5% in the third quarter of 1995. This decrease has required that the Company increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits, the Company has not faced any liquidity constraints.

    The following table shows that the Company's cumulative one year interest rate sensitivity gap decreased from $110.0 million at September 30, 1995 to ($418.9) million at September 30, 1996. This change resulted from the Company's effort to lower its exposure to decreases in net interest income due to a rapid decline in interest rates. The Company has increased its portfolio of loans that reprice after one year by $523.0 million during the last twelve months. In addition, the Company has entered into interest rate swap contracts with remaining maturities in excess of one year totaling $150.0 million to eliminate its asset sensitivity. At September 30, 1996 the unrealized losses on the Company's interest rate swap contracts were $.9 million. The Company's liability sensitive position during a period of slowly rising interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest checking, savings and money market deposit accounts historically have not increased proportionately with increases in interest rates.

INTEREST RATE SENSITIVITY MANAGEMENT

At September 30, 1996 and 1995, the Company's distribution of rate-sensitive assets and liabilities was as follows:


                                                                                      Maturing or repricing in
                                                             -------------------------------------------------------------------
                                                                              After 3       After 1 year
                                                              3 months      months but       but within       After
                                                               or less     within 1 year      5 years        5 years       Total
                                                              -------      -------------     ------------    -------    ---------
                                                                                       (Dollars in millions)
SEPTEMBER 30, 1996
Rate-sensitive assets:
   Interest-bearing deposits in other banks . . . . . . . .  $   30.2        $     -        $     -        $     -     $    30.2
   Loans. . . . . . . . . . . . . . . . . . . . . . . . . .   1,330.8          359.3          251.2          690.3       2,631.6
   Investment securities. . . . . . . . . . . . . . . . . .       1.0            8.6          125.6           51.5         186.7
   Securities available for sale. . . . . . . . . . . . . .      50.1           24.1          304.6          288.2         667.0
   Trading account. . . . . . . . . . . . . . . . . . . . .      23.0              -              -              -          23.0
   Interest rate swap . . . . . . . . . . . . . . . . . . .    (275.0)         125.0          150.0                          0.0
   Federal funds sold and securities
       purchased with agreement to resell . . . . . . . . .      80.0              -              -              -          80.0
                                                              --------        -------        -------      ---------    ---------
       Total rate-sensitive assets  . . . . . . . . . . . .   1,240.1          517.0          831.4        1,030.0       3,618.5
                                                              --------        -------        -------      ---------    ---------

Rate-sensitive liabilities: (1)
   Interest checking. . . . . . . . . . . . . . . . . . . .     297.9              -              -              -        297.9
   Money market deposits. . . . . . . . . . . . . . . . . .     708.8              -              -              -        708.8
   Savings deposits . . . . . . . . . . . . . . . . . . . .     132.0              -              -              -        132.0
   Other time deposits. . . . . . . . . . . . . . . . . . .     212.5          258.3           55.2            0.7        526.7
   Short-term borrowings. . . . . . . . . . . . . . . . . .     481.7           50.0              -              -        531.7
   Long-term debt . . . . . . . . . . . . . . . . . . . . .         -           34.8              -              -         34.8
                                                              --------        -------        -------      ---------    ---------
       Total rate-sensitive liabilities . . . . . . . . . .   1,832.9          343.1           55.2            0.7       2,231.9
                                                              --------        -------        -------      ---------    ---------

Interest rate sensitivity gap . . . . . . . . . . . . . . .  $ (592.8)     $   173.9       $  776.2      $   1,029.3    $  1,386.6
                                                              --------        -------        -------      ---------     ---------
                                                              --------        -------        -------      ---------     ---------

Cumulative interest rate sensitivity gap. . . . . . . . . .  $ (592.8)     $  (418.9)      $  357.3      $  1,386.6
                                                              --------        -------        -------      ---------     ---------
                                                              --------        -------        -------      ---------     ---------

Cumulative ratio of rate-sensitive assets to rate-sensitive
   liabilities. . . . . . . . . . . . . . . . . . . . . . .       68%            81%           116%           162%          162%
                                                              --------        -------        -------      ---------     ---------
                                                              --------        -------        -------      ---------     ---------



                                                                                      Maturing or repricing in
                                                             --------------------------------------------------------------------
                                                                              After 3       After 1 year
                                                              3 months      months but       but within       After
                                                               or less     within 1 year      5 years        5 years       Total
                                                              --------     -------------    -------------    -------    ---------
                                                                                       (Dollars in millions)
SEPTEMBER 30, 1995
Rate-sensitive assets:
   Interest-bearing deposits in other banks . . . . . . . .  $    0.7         $   -          $   -          $   -      $    0.7
   Loans. . . . . . . . . . . . . . . . . . . . . . . . . .   1,201.8          245.5          149.0          269.5      1,865.8
   Investment securities. . . . . . . . . . . . . . . . . .      65.2           84.1          175.8          193.9        519.0
   Securities available for sale. . . . . . . . . . . . . .      26.6              -          111.4           71.9        209.9
   Trading account. . . . . . . . . . . . . . . . . . . . .      29.0              -              -              -         29.0
   Federal funds sold and securities
       purchased with agreement to resell . . . . . . . . .     168.5              -              -              -        168.5
                                                              --------       --------       --------    -----------   -----------
       Total rate-sensitive assets  . . . . . . . . . . . .   1,491.8          329.6          436.2          535.3      2,792.9
                                                              --------       --------       --------    -----------   -----------

Rate-sensitive liabilities: (1)
   Interest checking. . . . . . . . . . . . . . . . . . . .     262.1              -              -              -        262.1
   Money market deposits. . . . . . . . . . . . . . . . . .     560.2              -              -              -        560.2
   Savings deposits . . . . . . . . . . . . . . . . . . . .      78.2              -              -              -         78.2
   Other time deposits. . . . . . . . . . . . . . . . . . .      79.8          130.0           30.7            0.7        241.2
   Short-term borrowings. . . . . . . . . . . . . . . . . .     551.1           25.0                                      576.1
   Long-term debt . . . . . . . . . . . . . . . . . . . . .         -              -           25.0              -         25.0
   Swap on long-term debt . . . . . . . . . . . . . . . . .      25.0              -          (25.0)             -          0.0
                                                              --------       --------       --------    -----------   -----------
       Total rate-sensitive liabilities . . . . . . . . . .   1,556.4          155.0           30.7            0.7      1,742.8
                                                              --------       --------       --------    -----------   -----------

Interest rate sensitivity gap . . . . . . . . . . . . . . .  $  (64.6)      $  174.6       $  405.5       $  534.6   $  1,050.1
                                                              --------       --------       --------    -----------   -----------
                                                              --------       --------       --------    -----------   -----------

Cumulative interest rate sensitivity gap. . . . . . . . . .  $  (64.6)      $  110.0       $  515.5     $  1,050.1
                                                              --------       --------       --------    -----------   -----------
                                                              --------       --------       --------    -----------   -----------

Cumulative ratio of rate-sensitive assets to rate-sensitive
   liabilities. . . . . . . . . . . . . . . . . . . . . . .       96%           106%           130%           160%          160%
                                                              --------       --------       --------    -----------   -----------
                                                              --------       --------       --------    -----------   -----------


    (1) Customer deposits which are subject to immediate withdrawal are presented as repricing within 3 months or less. The distribution of other time deposits is based on scheduled maturities.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    The Company wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as to "forward looking" statements in this Quarterly Report which are not historical facts. The Company cautions readers that the following important factors could affect the Company's business and cause actual results to differ materially from those expressed in any forward looking statement made by, or on behalf of, the Company.
-- Economic conditions. The Company's results are strongly influenced by general economic conditions in its market area, Southern California, and a deterioration in these conditions could have a material adverse impact on the quality of the Bank's loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate and entertainment industries may affect the Company's performance.
-- Interest rates. Management anticipates that interest rate levels will remain generally constant in 1996, but if interest rates vary substantially from present levels, this may cause the Company's results to differ materially.
-- Government regulation and monetary policy. All forward-looking statements presume a continuation of the existing regulatory environment and U. S. Government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Bank, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing and bank reserve requirements, and a material change in these conditions would be likely to have an impact on results.
-- Competition. The Bank competes with numerous other domestic and foreign financial institutions and non-depository financial intermediaries.
    Results may differ if circumstances affecting the nature or level of competitive change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies.

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

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         Report dated September 30, 1996, reporting the agreement and plan of merger between City National Corporation and Ventura County National Bancorp.

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

                                                      CITY NATIONAL CORPORATION
                                                      -------------------------
                                                      (REGISTRANT)




DATE: November 7, 1996                           /s/ FRANK P. PEKNY
                                            -----------------------------------
                                                 FRANK P. PEKNY
                                                 Executive Vice President
                                                 and Chief Financial Officer