Form 10-K
period 1996-12-31
CITY NATIONAL CORP
filed 1997-03-17
CIK 201461

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1996              COMMISSION FILE NUMBER 1-10521
                             ---------------------

                           CITY NATIONAL CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

               DELAWARE                               95-2568550
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)

       400 NORTH ROXBURY DRIVE,
      BEVERLY HILLS, CALIFORNIA                         90210
   (Address of principal executive                    (Zip Code)
               offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 888-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                         WHICH REGISTERED
-----------------------------------------  -----------------------------------------
      Common Stock, $1.00 par value                 New York Stock Exchange

    NO SECURITIES ARE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                             ---------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
                            ------------------------

    Number of shares of common stock outstanding at February 28, 1997:
46,516,383

    Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28 1997: $961,208,987

                      DOCUMENTS INCORPORATED BY REFERENCE

    THE INFORMATION REQUIRED TO BE DISCLOSED PURSUANT TO PART III OF THIS REPORT EITHER SHALL BE (I) DEEMED TO BE INCORPORATED BY REFERENCE FROM SELECTED PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR CITY NATIONAL CORPORATION'S 1997 ANNUAL MEETING OF SHAREHOLDERS, IF SUCH PROXY STATEMENT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE CORPORATION'S MOST RECENTLY COMPLETED FISCAL YEAR, OR
(II) INCLUDED IN AN AMENDMENT TO THIS REPORT FILED WITH THE COMMSSION ON FORM 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    The Bank, which was founded in 1953 and opened for business in January 1954, conducts business in Southern California and now operates 33 banking offices in Los Angeles, Orange, Riverside, San Diego and Ventura counties. On December 31, 1995, the Bank completed its acquisition of First Los Angeles Bank (First LA), a ten branch bank based in Century City, California, for $85.0 million in cash. Immediately prior to the close, First LA sold certain real estate secured loans to its parent for $71.0 million. First LA had total assets of $867.0 million at the date of acquisition. In early 1996, the Bank consolidated the Beverly Hills, Avenue of the Stars and Downtown Los Angeles branches of First LA with its existing branches and also consolidated the Bank's Newport Beach retail branch with that of the former First LA MacArthur Court branch.

    On January 17, 1997, the Company completed its acquisition of Ventura County National Bancorp, a two bank holding company with six branches and total assets at December 31, 1996 of $279.8 million. The total purchase price was approximately $49.1 million. The Company issued approximately 1.3 million treasury shares with a market value of approximately $28.1 million and paid the remainder in cash. On January 24, 1997, the Company completed its acquisition of Riverside National Bank, a four branch bank with total assets at December 31, 1996 of $252.2 million. The total purchase price was approximately $41.4 million. The Company issued approximately 1.0 million treasury shares with a market value of approximately $20.7 million and paid the remainder in cash.

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

    The BHC Act requires, among other things, the Federal Reserve Board's prior approval whenever a bank holding company proposes to (i) acquire all or substantially all the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the voting shares of a bank, or (iii) merge or consolidate with another bank holding company. In 1996, legislation was approved that will substantially streamline the application process for well-capitalized and well-managed bank holding companies.

    In September 1994, the Riegle-Neal Interstate Banking and Branch Efficiency Act (the Riegle-Neal Act) was enacted. Under the Riegle-Neal Act, interstate banking is allowed in three different forms:

    - Effective September 1995, a bank owned by a holding company may acquire a subsidiary bank anywhere in the United States.

    - Effective September 1995, a bank owned by a holding company may act as an agent in accepting deposits or servicing loans for any other bank or savings or loan owned by the holding company.

    - Effective June 1, 1997, a bank itself may establish a branch in another state, but only if the bank's home state permits interstate mergers and branches, and the other state has not passed a law to prohibit interstate mergers or branches.

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

    The Bank is insured by the FDIC and therefore is subject to its regulations. Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provided authority for special assessments against insured deposits and required the FDIC to develop a general risk-based assessment system. During 1995, the Bank Insurance Fund reached its targeted level of 1.25% of estimated insured deposits. The FDIC reduced the assessment rate for well capitalized banks to $2,000 per year for 1996. Beginning January 1, 1997, the FDIC will collect an assessment against Bank Insurance Fund-assessable deposits to be paid to the Financing Corporation of approximately 1.29 basis points on total deposits, as defined.

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

    In the most recently completed CRA compliance examination, conducted in 1995, the OCC assigned the Bank a rating of "Satisfactory," the second highest of four possible ratings. From time to time, banking legislation has been proposed that would require consideration of the Bank's CRA rating in connection with applications by the Corporation or the Bank to the Federal Reserve Board or the OCC for permission to engage in additional lines of business. The Corporation cannot predict whether such legislation will be adopted, or its effect upon the Bank and the Corporation if adopted. In April 1995, the federal regulatory agencies issued a comprehensive revision to the rules governing CRA compliance. In assigning a CRA rating to a bank, the new regulations place greater emphasis on measurements of performance in the area of lending (specifically, the bank's home mortgage , small business, small farm and community development loans), investment (the bank's community development investments) and service (the bank's community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank's community and its capacity and constraints in meeting such needs. The new regulations also require increased collection and reporting of data regarding certain kinds of loans. Although the regulation became generally effective on July 1, 1995, various provisions have different effective dates, and the new CRA evaluation criteria will go into effect for examination beginning on July 1, 1997. Although management cannot predict the impact of the substantial changes in the new rules on the Bank's CRA rating, it will continue to take steps to comply with the requirements in all respects.

    In 1995, the OCC adopted regulations under FDICIA incorporating guidelines establishing standards for safety and soundness, including operational and managerial standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, assets growth and compensation, fees and benefits, as well as prohibiting compensation deemed excessive. If the OCC finds that a bank has failed to meet any applicable standard, it may require the institution to submit an acceptable plan to achieve compliance, and if the bank fails to comply, the OCC must, by order, require it to correct the deficiency. The guidelines are general in nature and are not expected to require material changes in the Bank's operations.

    Banking agencies have recently adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. After gaining experience with the proposed measurement process, those banking agencies intend to propose further regulations to establish an explicit risk-based capital charge for interest rate risk.

    The OCC has enforcement powers with respect to national banks for violations of federal laws or regulations that are similar to the powers of the Federal Reserve Board with respect to bank holding companies and nonbanking subsidiaries. See "Bank Holding Companies," above.

  CAPITAL ADEQUACY REQUIREMENTS

    Both the Federal Reserve Board and the OCC have adopted similar, but not identical, "risk-based" and "leverage" capital adequacy guidelines for bank holding companies and national banks, respectively. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for risk-free assets (E.G., cash) to 100% for relatively high-risk assets (E.G., commercial loans). These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base. Certain off-balance sheet items (E.G., standby letters of credit) are added to the risk-adjusted asset base. The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and national banks is presently 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general loan-loss allowance. As of December 31, 1996, the Corporation had a ratio of total capital to risk-weighted assets (Total risk-based capital ratio) of 14.55% and a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 13.26%, while the Bank had a total risk-based capital ratio of 12.53% and a Tier 1 risk-based capital ratio of 11.24%.

    The minimum Tier 1 leverage ratio, consisting of Tier 1 capital to average adjusted total assets, is 3% for bank holding companies and national banks that have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other bank holding companies and national banks are expected to maintain a ratio of at least 1% to 2% or more above the stated minimum. As of December 31, 1996, the Corporation had a Tier 1 leverage ratio of 9.75%, and the Bank's Tier 1 leverage ratio was 8.22%.

    The OCC has adopted regulations under FDICIA establishing capital categories for national banks and prompt corrective actions for undercapitalized institutions. The regulations create five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The following table shows the minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios, all of which must be satisfied for a bank to be classified as well capitalized, adequately capitalized or undercapitalized, respectively, together with the Bank's ratios at December 31, 1996:

                                                                                    MINIMUM
                                                MINIMUM TOTAL   MINIMUM TIER 1      TIER 1
                                                  RISK-BASED      RISK-BASED       LEVERAGE
                                                CAPITAL RATIO    CAPITAL RATIO       RATIO
                                                --------------  ---------------  -------------
City National Bank............................        12.53%          11.24%           8.22%
Well capitalized(1)...........................        10.00%           6.00%           5.00%
Adequately capitalized........................         8.00%           4.00%           4.00%(2)
Undercapitalized..............................         6.00%           4.00%           3.00%

---------

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

    Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank. In addition, a bank holding company is required to guarantee that its subsidiary bank will comply with any capital restoration plan required under FDICIA. The amount of such a guarantee is limited to the lesser of (i) 5% of the bank's total assets at the time it became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with the capital restoration plan. A holding company guaranty of a capital restoration plan results in a priority claim to the holding company's assets ahead of its other unsecured creditors and shareholders that is enforceable even in the event of the holding company's bankruptcy or the subsidiary bank's insolvency.

ITEM 2. PROPERTIES

    The Company has its principal offices in the City National Center, 400 North Roxbury Drive, Beverly Hills, California 90210, which the Bank owns and occupies. As of December 31, 1996, the Bank and its subsidiaries actively maintained premises composed of 23 banking offices, a computer center, and certain other properties.

    Since 1967, the Bank's Pershing Square Regional Office and a number of Bank departments have been the major tenant of the office building located at 600 South Olive Street in downtown Los Angeles. The building was originally developed and built by a partnership between a wholly-owned subsidiary of the Bank, Citinational Bancorporation, and Buckeye Construction Co. and Buckeye Realty and Management Corporation (two corporations then affiliated with Mr. Bram Goldsmith, who in 1975 became Chairman of the Board of the Corporation); since its completion, the building has been owned by Citinational-Buckeye Building Co., a limited partnership of which Citinational Bancorporation and Olive-Sixth Buckeye Co. are the only general partners, each with a 29% partnership interest. Citinational Bancorporation has an additional 3% interest as a limited partner of Citinational-Buckeye Building Co.; the remainder is held by other, unaffiliated limited partners. Olive-Sixth Buckeye Co. is a limited partnership of which Mr. Goldsmith is a 49% general partner; therefore, Mr. Goldsmith has an indirect 14% ownership interest in Citinational-Buckeye Building Co. The remaining general partner and all limited partners of Olive-Sixth Buckeye Co. are not affiliated with the Corporation. Since 1990, Citinational-Buckeye Building Co. has managed the building, which is expected to be almost fully leased by mid-1997.

    The major encumbrance on real properties owned directly by the Bank or its subsidiaries is a deed of trust on the 600 South Olive Street building, securing a note in favor of City National Bank on which the unpaid balance at December 31, 1996, was $15,935,718.

    The Bank's subsidiary, Citinational Bancorporation, also owns two buildings located on Olympic Boulevard in downtown Los Angeles, approximately 80,000 square feet of which is subject to a lease between Citinational Bancorporation and ALLTEL Financial Information Systems, Inc. (formerly Systematics Financial Services, Inc.), that expires on December 31, 2000. In February 1997, as part of the termination of the Bank's data processing agreement with ALLTEL Financial Information Systems, Inc., Citinational Bancorporation agreed to a phased reduction of the space leased by ALLTEL Financial Information Systems, Inc. and an accelerated termination date of June 30, 1998.

    As of December 31, 1996, twenty-two additional branch locations and several non-branch locations throughout Southern California are leased by the Bank at annual rentals (exclusive of operating charges and real property taxes) of approximately $9,900,000, with expiration dates ranging from 1998 to 2016, exclusive of renewal options.

ITEM 3. LEGAL PROCEEDINGS

    The Corporation and its subsidiaries are defendants in various pending lawsuits claiming substantial amounts. Based on present knowledge, management and in-house counsel are of the opinion that the final outcome of such lawsuits will not have a material adverse effect upon the Corporation. During the fourth quarter of 1996, the Company recorded a $3.4 million pre-tax charge as a result of the settlement of a lender liability lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Shown below are names and ages of all executive officers of the Corporation and officers of the Bank who may be deemed to be executive officers of the Corporation, with indication of all positions and offices with the Corporation and the Bank. Mr. Russell Goldsmith is the son of Mr. Bram Goldsmith.

    Capacities in which served:

                                                                PRESENT PRINCIPAL OCCUPATION AND PRINCIPAL
NAME                                     AGE                      OCCUPATION DURING THE PAST FIVE YEARS
-----------------------------------      ---      ----------------------------------------------------------------------
Bram Goldsmith.....................          74   Chief Executive Officer (until October 1995) Chairman of the Board,
                                                  City National Corporation; Chairman of the Board and Chief Executive
                                                  Officer, City National Bank, until October 1995

Russell Goldsmith..................          47   Chief Executive Officer and Vice Chairman, City National Corporation.
                                                  October 1995 to present; Chairman of the Board and Chief Executive
                                                  Officer, City National Bank, October 1995 to present; President,
                                                  Goldsmith Entertainment Company, production and media company, 1994 to
                                                  1995; Consultant, Spelling Entertainment Group, Inc, television and home video company, 1994 to 1995; Chairman of the Board and Chief
                                                  Executive Officer, Republic Pictures Corporation, entertainment company, until 1994

George H. Benter, Jr...............          55   President and Chief Operating Officer, City National Bank, since 1992;
                                                  President, City National Corporation, since 1993; Vice Chairman and
                                                  Chief Credit Officer, Security Pacific National Bank, commercial bank, until 1992

Frank P. Pekny.....................          53   Vice Chairman and Chief Financial Officer, City National Bank since
                                                  1995; Executive Vice President and Chief Financial Officer, City
                                                  National Bank, 1992 to October 1995; Executive Vice President and
                                                  Treasurer/Chief Financial Officer, City National Corporation, since
                                                  1992; Executive Vice President, BankAmerica Corporation, April 1992 to
                                                  September 1992; Executive Vice President, Security Pacific
                                                  Corporation, bank holding company, 1990 to 1992; Vice Chairman and
                                                  Chief Financial Officer, Security Pacific National Bank, commercial bank 1988 to 1992

Robert A. Moore....................          54   Executive Vice President and Manager, Credit Services, City National
                                                  Bank, since 1992; Senior Vice President and Chief Credit Officer,
                                                  Corporate Banking Group, Security Pacific National Bank, commercial bank, 1991 to 1992

Jeffery L. Puchalski...............          41   Executive Vice President and Senior Risk Management Officer, Risk
                                                  Management, City National Bank from 1992

Richard H. Sheehan, Jr.............          53   Senior Vice President, Secretary and General Counsel, City National
                                                  Bank and City National Corporation 1994 to present; Senior Vice
                                                  President and Assistant General Counsel, Bank of America, NT & SA,
                                                  commercial bank, 1992 to 1994; Senior Vice President and Assistant
                                                  General Counsel, Security Pacific National Bank, commercial bank, until 1992

Heng W. Chen.......................          44   Senior Vice President--Finance and Controller, City National Bank
                                                  since 1995, Senior Vice President, Finance, City National Bank from
                                                  1988; Controller, City National Corporation since 1995, Assistant
                                                  Treasurer, City National Corporation from 1992

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

                                                                                        DIVIDENDS
QUARTER ENDED                                                      HIGH        LOW      DECLARED
---------------------------------------------------------------  ---------  ---------  -----------
1996
March 31.......................................................  $   14.13  $   12.63   $    0.09
June 30........................................................      16.50      15.50         .09
September 30...................................................      19.00      14.63         .09
December 31....................................................      22.25      17.38         .09
1995
March 31.......................................................  $   12.38  $   10.00   $    0.05
June 30........................................................      11.75       9.75         .07
September 30...................................................      15.38      11.25         .07
December 31....................................................      14.25      12.63         .07

    As of February 28, 1997 the closing price of the Corporation's stock on the New York Stock Exchange was $24.25 per share. As of the date, there were approximately 2,400 record holders of the Corporation's common stock. On January 22, 1997, the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $.11 per share payable on February 13, 1997.

    For a discussion of dividends restriction on the Corporation's common stock, see Note 12 (Availability of Funds From Subsidiaries, Restrictions on Cash Balances; Capital) to the consolidated financial statements on page A-46 of this report.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item appears on page A-2 under the caption "SELECTED FINANCIAL INFORMATION," and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item appears on pages A-3 through A-25, under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS," and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item appears on pages A-29 through A-53, and on page A-26 under the captions "1996 QUARTERLY OPERATING RESULTS" and "1995 QUARTERLY OPERATING RESULTS" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item, to the extent not included under the caption "Executive Officers of the Registrant" in Part I of this report, or below, will appear under the caption "Election of Directors" in the Corporation's definitive proxy statement for the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement"), and such information either shall be
(i) deemed to be incorporated herein by reference to that portion of the 1997 Proxy Statement, if filed with the Securities and exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K.

    The Corporation's Board is composed of the following directors:

                          NAME                                            OCCUPATION AND EMPLOYER
--------------------------------------------------------  --------------------------------------------------------
George H. Benter, Jr....................................  President and Chief Operating Officer, City National
                                                          Bank and City National Corporation

Richard L. Bloch........................................  President Pinon Farm, Inc. Equestrian training facility

Mirion P. Bowers, MD....................................  President and Chief Executive Officer, Hospital of the
                                                          Good Samaritan, acute care hospital; practicing
                                                          physician

Stuart D. Buchalter.....................................  Of counsel, Buchalter, Nemer, Fields & Younger, a
                                                          Professional Corporation, law firm

Bram Goldsmith..........................................  Chairman of the Board, City National Corporation

Russell Goldsmith.......................................  Vice Chairman and Chief Executive Officer, City National
                                                          Corporation; Chairman of the Board and Chief Executive
                                                          Officer, City National Bank

Burton S. Horwitch......................................  Chairman, Deena, Inc manufacturer of women's apparel

Charles E. Rickershauser. Jr............................  Attorney

Edward Sanders..........................................  Principal, Sanders, Barnet, Goldman, Simons & Mosk, a
                                                          Professional Corporation, law firm

Andrea L. Van De Kamp...................................  Chairman of West Coast Operation, Sotheby's, appraisals and auctions

Kenneth Ziffren.........................................  Senior partner, Ziffren, Brittenham, Branca & Fischer, law firm

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will appear under the captions "Compensation of Directors and Executive Officers," "Board Compensation and Directors Nominating Committee Report on Executive Compensation" and "Stockholder Return Graph" in the 1997 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to those portions of the 1997 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will appear under the captions "Record Date, Number of Shares Outstanding and Voting Rights; Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1997 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1997 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will appear under the caption "Certain Transactions with Management and Others" in the 1997 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1997 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K. Also see
Note 5 (Loans and Allowance for Credit Losses) to the consolidated financial statements on page A-39 of this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    1. Financial Statements:

Managements' Responsibility for Financial Statements........................       A-27
Independent Auditors' Report................................................       A-28
Consolidated Balance Sheet at December 31, 1996 and 1995....................       A-29
Consolidated Statement of Income for each of the years in the three-year
  period ended December 31, 1996............................................       A-30
Consolidated Statement of Cash Flows for each of the years in the three-year
  period ended December 31, 1996............................................       A-31
Consolidated Statement of Changes in Shareholders' Equity for each of the
  years in the three-year period ended December 31, 1996....................       A-32
Notes to the Consolidated Financial Statements..............................       A-33

    2. All other schedules and separate financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they are not applicable.

    3. Exhibits (listed by numbers corresponding to Exhibit Table of Item 601 in Regulation S-K)

           NO.
        3.1         Certificate of Incorporation (This Exhibit is incorporated by reference to the Registrant's
                    Annual Report on Form 10-K for the year ended December 31, 1990.)
        3.2         By-Laws, as amended to date
        10.1        Data Processing Agreement by and between Systematics, Inc. and City National Bank dated
                    January 1, 1991, as amended (This Exhibit is incorporated by reference to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1991.)
        10.2        Employment Agreement made as of January 31, 1990, by and between Bram Goldsmith and City
                    National Bank (This Exhibit is incorporated by reference to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 1991.)
        10.2.1      Description of amendments of Bram Goldsmith employment agreement effective September 1, 1992
                    (This exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the
                    year ended December 31, 1992.)
        10.3        Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated as of June 13, 1980, as amended to date (This
                    Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)
        10.4        Description of amendments to Bram Goldsmith employment agreement (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1991.)
        10.6        Lease dated January 11, 1991, between Citinational-Buckeye Building Co. and City National Bank
                    for rental of space on the 20th floor until December 31, 1996, as amended (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1991.)
        10.7        Lease dated September 30, 1991, between Citinational-Buckeye Building Co. and City National
                    Bank for rental of space on the 9th floor until December 31, 1996 (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1991.)
        10.10       City National Corporation 1985 Stock Option Plan, as amended to date (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1991.)
        10.11       Agreement By and Between City National Bank Beverly Hills, California and the Comptroller of
                    the Currency, dated November 18, 1992 (This Exhibit is incorporated by reference to the
                    Registrant's Current Report on Form 8-K dated November 18, 1992.)
        10.11.1     Termination of the Formal Agreement, Office of the Comptroller of the Currency, dated January
                    21, 1994 (This Exhibit is incorporated by reference to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1993.)
        10.12       Memorandum of Understanding by and between City National Corporation and the Federal Reserve
                    Bank of San Francisco, dated February 24, 1993 (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)
        10.12.1     Letter from The Federal Reserve Bank of San Francisco to City National Bank dated February 23,
                    1994 (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)
        10.13       Asset Purchase Agreement by and between Systematics Financial Services, Inc. and City National
                    Bank, dated December 17, 1992 (This Exhibit is incorporated by reference to the Company's
                    Annual Report in Form 10-K for the year ended December 31, 1992.)

           NO.
        10.18       Asset Sale Agreement (Pool 1) by and between City National Bank as Seller and WHC-THREE
                    Investors, L.P., as Purchaser, dated November 1, 1993 (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)
        10.19       Asset Sale Agreement (Pools 2 Through 6) by and between City National Bank as Seller and
                    WHC-THREE Investors, L.P., as Purchaser, dated November 1, 1993 (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1993.)
        10.20       Purchase and Sale Agreement and Escrow Instructions dated March 2, 1995 by and between
                    Weddington Investment Partnership and City National Bank for the purchase of the property located at 12515 Ventura Boulevard, Studio City, California (This Exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                    1995.)
        10.21       Stock Purchase Agreement dated August 17, 1995 by and among City National Bank, First Los
                    Angeles Bank, San Paolo U.S. Holding Company and San Paolo Bank Holding S.P.A. (This Exhibit
                    is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)
        10.21.1     Amendment to Stock Purchase Agreement dated December 1995, by and among City National Bank,
                    First Los Angeles Bank, San Paolo U.S. Holding Company and San Paolo Bank Holding S.P.A. (This
                    report is incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K
                    dated January 11, 1996.)
        10.22       Employment Agreement dated as of October 16, 1995, between Russell Goldsmith and City National
                    Bank (This Exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)
        10.22.1     Stock Option Agreement Under the City National Corporation 1985 Stock Option Plan dated as of
                    October 16, 1995, between City National Corporation and Russell Goldsmith (This Exhibit is
                    incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1995.)
        10.23       Agreement for Separation from Employment and Release dated November 3, 1995, between City
                    National Bank and Steven D. Broidy (This Exhibit is incorporated by reference to the Company's
                    Annual Report on Form 10-K for the year ended December 31, 1995.)
        10.24       City National Corporation 1995 Omnibus Plan (This Exhibit is incorporated by reference to the
                    Company's Annual Report on Form 10-K for the year ended December 31, 1995.)
        10.25       Agreement and Plan of Merger dated September 15, 1996 between City National Corporation and
                    Ventura County National Bancorp (This Exhibit is incorporated by reference to the Company's
                    Form S-4 filed on December 5, 1996)
        10.26       Agreement and Plan of Merger dated October 15, 1996 between City National Corporation, City
                    National Bank and Riverside National Bank (This Exhibit is incorporated by reference to the
                    Company's Form S-4 filed on December 19, 1996)
        21          Subsidiaries of the registrant
        23.1        Consent of KPMG Peat Marwick LLP
        27          Financial Data Schedules

    (b) During the calendar quarter ended December 31, 1996, the registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CITY NATIONAL CORPORATION
                                (Registrant)

                                By             /s/ RUSSELL GOLDSMITH
                                     -----------------------------------------
                                                 Russell Goldsmith,
March 12, 1997                                CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                         DATE
------------------------------------------------------  --------------------------------------  -----------------
                /s/ RUSSELL GOLDSMITH
     -------------------------------------------
                  Russell Goldsmith                     Chief Executive Officer And Director     March 12, 1997
            (Principal Executive Officer)

                  /s/ FRANK P. PEKNY
     -------------------------------------------        Executive Vice President And
                    Frank P. Pekny                        Treasurer/Chief Financial Officer      March 12, 1997
            (Principal Financial Officer)

                   /s/ HENG W. CHEN
     -------------------------------------------
                     Heng W. Chen                       Controller                               March 12, 1997
            (Principal Accounting Officer)

                  /s/ BRAM GOLDSMITH
     -------------------------------------------        Chairman of the Board and Director       March 12, 1997
                    Bram Goldsmith

              /s/ GEORGE H. BENTER, JR.
     -------------------------------------------        President and Director                   March 12, 1997
                George H. Benter, Jr.

     -------------------------------------------        Director                                 March 12, 1997
                   Richard L. Bloch

     -------------------------------------------        Director                                 March 12, 1997
                Mirion P. Bowers, M.D.

     -------------------------------------------        Director                                 March 12, 1997
                 Stuart D. Buchalter

                      SIGNATURE                                         TITLE                         DATE
------------------------------------------------------  --------------------------------------  -----------------
                /s/ BURTON S. HORWITCH
     -------------------------------------------        Director                                 March 12, 1997
                  Burton S. Horwitch

          /s/ CHARLES E. RICKERSHAUSER, JR.
     -------------------------------------------        Director                                 March 12, 1997
            Charles E. Rickershauser, Jr.

                  /s/ EDWARD SANDERS
     -------------------------------------------        Director                                 March 12, 1997
                    Edward Sanders

              /s/ ANDREA L. VAN DE KAMP
     -------------------------------------------        Director                                 March 12, 1997
                Andrea L. Van De Kamp

                 /s/ KENNETH ZIFFREN
     -------------------------------------------        Director                                 March 12, 1997
                   Kenneth Ziffren

                              FINANCIAL HIGHLIGHTS

                                                                                                        INCREASE
 DOLLARS IN THOUSANDS,                                                                                 (DECREASE)
EXCEPT PER SHARE AMOUNTS                                                       1996          1995        AMOUNT
-------------------------------------------------------------------------  ------------  ------------  -----------
FOR THE YEAR
    Net income...........................................................  $     66,563  $     48,792  $    17,771
    Net income, per common share.........................................          1.47          1.06         0.41
    Dividends, per common share..........................................          0.36          0.26         0.10
AT YEAR END
    Assets...............................................................  $  4,216,496  $  4,157,551  $    58,945
    Deposits.............................................................     3,386,523     3,248,035      138,488
    Loans................................................................     2,839,435     2,346,611      492,824
    Securities...........................................................       811,092       975,407     (164,315)
    Shareholders' equity.................................................       400,747       366,957       33,790
    Book value, per common share.........................................          9.13          8.19         0.94
AVERAGE BALANCES
    Assets...............................................................  $  3,821,314  $  2,849,807  $   971,507
    Deposits.............................................................     2,871,870     2,062,412      809,458
    Loans................................................................     2,539,323     1,758,671      780,652
    Securities...........................................................       839,564       705,122      134,442
    Shareholders' equity.................................................       373,491       350,551       22,940
SELECTED RATIOS
    Return on average assets.............................................          1.74%         1.71%        0.03%
    Return on average shareholders' equity...............................         17.82         13.92         3.90
    Tier 1 leverage......................................................          9.75         11.17        (1.42)
    Tier 1 risk-based capital............................................         13.26         13.60        (0.34)
    Total risk-based capital.............................................         14.55         14.91        (0.36)
    Dividend payout ratio, per share.....................................         24.49         24.53        (0.04)
    Net interest margin..................................................          5.87          6.26        (0.39)
    Efficiency ratio.....................................................         57.92         59.38        (1.46)

                         SELECTED FINANCIAL INFORMATION

                                                              AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA           1996         1995         1994         1993         1992
-------------------------------------------------  -----------  -----------  -----------  -----------  -----------
STATEMENT OF OPERATIONS DATA:
 Interest income.................................  $   282,123  $   217,594  $   181,825  $   169,792  $   233,049
  Interest expense...............................       82,389       55,331       38,414       41,996       84,433
                                                   -----------  -----------  -----------  -----------  -----------
  Net interest income............................      199,734      162,263      143,411      127,796      148,616
  Provision for credit losses....................           --           --        7,535       60,163      128,878
  Noninterest income (other than gains and losses
    on securities transactions)..................       43,808       35,162       36,180       45,810       45,365
  Gains (losses) on securities transactions......          187         (596)      (3,383)          --        1,629
  Noninterest expense (other than ORE and
    consolidation charge)........................      144,795      118,684      121,296      129,226      150,546
  Consolidation charge...........................           --           --           --       12,000           --
  ORE expense (income)...........................         (200)        (608)      (5,297)      (4,489)       8,788
                                                   -----------  -----------  -----------  -----------  -----------
  Income (loss) from continuing operations before
    taxes........................................       99,134       78,753       52,674      (23,294)     (92,602)
  Income taxes (benefit).........................       32,571       29,961       15,511       (9,260)     (32,450)
                                                   -----------  -----------  -----------  -----------  -----------
  Income (loss) from continuing operations.......       66,563       48,792       37,163      (14,034)     (60,152)
  Income from discontinued operations............           --           --           --        7,128          804
                                                   -----------  -----------  -----------  -----------  -----------
    Net income (loss)............................  $    66,563  $    48,792  $    37,163  $    (6,906) $   (59,348)
                                                   -----------  -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------  -----------
PER SHARE DATA:
 Income (loss) per share from continuing
   operations....................................  $      1.47  $      1.06  $      0.81  $     (0.35) $     (1.87)
  Net income (loss) per share....................         1.47         1.06         0.81        (0.17)       (1.84)
  Cash dividends declared........................         0.36         0.26         0.05           --           --
  Book value per share...........................         9.13         8.19         7.32         6.62         7.07
  Shares used to compute income (loss) per
    share........................................       45,146       45,886       45,626       39,580       32,240
BALANCE SHEET DATA--AT PERIOD END:
 Assets..........................................  $ 4,216,496  $ 4,157,551  $ 3,012,775  $ 3,100,626  $ 3,514,102
  Loans..........................................    2,839,435    2,346,611    1,643,918    1,628,803    2,167,992
  Securities.....................................      811,092      975,407      749,435      904,481      443,922
  Interest-earning assets........................    3,844,834    3,784,245    2,716,524    2,838,698    3,105,978
  Deposits.......................................    3,386,523    3,248,035    2,417,762    2,526,767    2,911,276
  Shareholders' equity...........................      400,747      366,957      330,721      298,074      227,944
BALANCE SHEET DATA--AVERAGE BALANCES:
 Assets..........................................  $ 3,821,314  $ 2,849,807  $ 2,831,471  $ 2,944,461  $ 3,918,949
  Loans..........................................    2,539,323    1,758,671    1,537,997    1,762,663    2,403,657
  Securities.....................................      839,564      705,122      854,823      517,059      548,734
  Interest-earning assets........................    3,505,422    2,624,436    2,594,241    2,623,164    3,550,920
  Deposits.......................................    2,871,870    2,062,412    2,241,175    2,380,106    3,133,109
  Shareholders' equity...........................      373,491      350,551      313,196      260,649      259,629
ASSET QUALITY:
 Nonaccrual loans................................  $    41,543  $    48,124  $    58,801  $    79,303  $   253,089
  ORE............................................       15,116        7,439        4,726        2,052        8,637
                                                   -----------  -----------  -----------  -----------  -----------
    Total nonaccrual loans and ORE...............  $    56,659  $    55,563  $    63,527  $    81,355  $   261,726
                                                   -----------  -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------  -----------
  Assets held for accelerated disposition........  $        --  $        --  $        --  $    17,450  $        --
                                                   -----------  -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------  -----------
PERFORMANCE RATIOS:
 Return on average assets........................         1.74%        1.71%        1.31%       (0.23)%       (1.51)%
  Return on average shareholders' equity.........        17.82        13.92        11.87        (2.65)      (22.84)
  Net interest spread............................         4.47         4.84         4.60         4.12         3.44
  Net interest margin............................         5.87         6.26         5.57         4.92         4.30
  Average shareholders' equity to average
    assets.......................................         9.77        12.30        11.06         8.85         6.62
ASSET QUALITY RATIOS:
 Nonaccrual loans to total loans.................         1.46%        2.05%        3.58%        4.87%       11.67%
  Nonaccrual loans and ORE to total assets.......         1.34         1.34         2.11         2.62         7.45
  Allowance for credit losses to total loans.....         4.58         5.60         6.41         6.78         6.28
  Allowance for credit losses to nonaccrual
    loans........................................       313.14       273.28       179.15       139.34        53.77
  Net charge offs (recoveries) to average loans..         0.06        (0.40)        0.83         4.78         4.93

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

    City National Corporation (the "Company") is the holding company for City National Bank (the "Bank"). In light of the fact that the Bank comprises substantially all of the business of the Company, references to the "Company" mean the Company and the Bank together.

    Consolidated net income was $66.6 million, or $1.47 per share in 1996, compared to $48.8 million, or $1.06 per share in 1995. The increase in net income reflects the growth in the Company's loans and deposits during 1996, the acquisition of First Los Angeles Bank ("First LA") on December 31, 1995 and recognition of $4.2 million in nonrecurring tax benefits. Fully taxable equivalent net interest income in 1996 increased $41.4 million over 1995 and noninterest income increased $8.6 million compared with 1995. Partially offsetting these increases were a $26.5 million increase in noninterest expense, compared with 1995, and a $2.6 million increase in income tax expense in 1996.

    The return on average assets was 1.74% and the return on average common equity was 17.82%, compared with 1.71% and 13.92%, respectively, in 1995.

    Average assets increased from $2,849.8 million in 1995 to $3,821.3 million in 1996, an increase of $971.5 million or 34.1%, largely due to increased loan demand, the acquisition of First LA and the origination and purchases of residential first mortgages. Total average loans increased $780.7 million or 44.4% between 1995 and 1996 due to the origination and purchases of residential first mortgage loans, the acquisition of First LA, which had total loans outstanding at December 31, 1995 of $337.5 million and increases in construction and commercial loans. Average core deposits (checking, savings and money market accounts and time certificates of deposit of less than $100,000) increased from $1,922.4 million in 1995 to $2,508.2 million in 1996, an increase of $585.8 million or 30.5% due to the acquisition of First LA on December 31, 1995 and the Company's increased marketing efforts in 1996.

    Nonaccrual loans declined to $41.5 million at December 31, 1996, or 1.46% of total loans, compared to $48.1 million, or 2.05% a year earlier. ORE totaled $15.1 million at year end, up from $7.4 million a year earlier.

    The allowance for credit losses at December 31, 1996 was $130.1 million or 4.58% of loans outstanding at year end. Net charge offs totaled $1.4 million in 1996, compared with net recoveries of $7.1 million in 1995.

    Based on its review of the loan portfolio, management considers the allowance for credit losses to be adequate and anticipates that a provision for credit losses may not be required for 1997. However, credit quality will be influenced by underlying trends in the economic cycle, particularly for Southern California, among other factors, which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluations of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for credit losses through charges to the provision for credit losses.

    On January 17, 1997, the Company completed its acquisition of Ventura County National Bancorp (VCNB) for $49.1 million by issuing approximately 1.3 million treasury shares with an aggregate market value of approximately $28.1 million and paying approximately $21.0 million in cash. VCNB had shareholders' equity of $30.2 million at closing. This acquisition will be accounted for under the purchase method of accounting.

    On January 24, 1997, the Company completed its acquisition of Riverside National Bank (RNB) for $41.3 million. The Company issued approximately 1.0 million treasury shares with an aggregate market value of approximately $20.7 million as well as paying approximately $20.6 million in cash. RNB had shareholders' equity of $22.5 million at closing. This transaction will be accounted for under the purchase method of accounting.

    At the close of business December 31, 1995 the Bank purchased all of the outstanding stock of First Los Angeles Bank for $85.0 million in cash. Immediately prior to the close, First LA sold certain real estate secured loans to its parent for $71.0 million. This acquisition has been accounted for under the purchase method of accounting.

    The Company paid dividends of $.26 per share of common stock in 1995 and $.36 per share of common stock in 1996. On January 22, 1997, the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $.11 per share to shareholders of record on February 3, 1997, payable on February 13, 1997.

    In May 1995, The Board of Directors authorized the purchase of up to 5%, or
2.28 million shares of the Corporation's common stock from time to time in open market transactions. In October 1996, the Board of Directors authorized the repurchase of an additional 400,000 shares of the Corporation's common stock to be used for pending acquisitions. At December 31, 1996, a total of 2.4 million shares had been repurchased at a cost of $32.3 million. In January 1997, 2.3 million shares were reissued for the stock portions of the total consideration for the VCNB and RNB acquisitions.

    On March 3, 1997, the Company announced that its board of directors had adopted a Stockholder Rights Plan designed to assure that all City National shareholders would receive fair treatment in the event of any future "change of control" (as that term is defined in the Rights Plan) of the Company. The Rights Plan provides each City National Stockholder with one right for each common share held. Under certain conditions, each right would be exercisable to purchase that number of City National common shares having at that time a market value equal to two times the then current exercise price. The rights are subject to redemption by the board of directors at $.001 per right at any time prior to the first date upon which they become exercisable.

OPERATIONS SUMMARY

                                                                                                                   YEAR
                                                                                                                   ENDED
                                                               INCREASE                          INCREASE        DECEMBER
                                               YEAR           (DECREASE)          YEAR          (DECREASE)          31,
                                               ENDED    ----------------------    ENDED    --------------------  ---------
                                               1996       AMOUNT         %        1995      AMOUNT        %        1994
                                             ---------  -----------     ---     ---------  ---------     ---     ---------
                                                            DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
Interest income(1).........................  $ 288,049   $  68,423          31  $ 219,626  $  36,666         20  $ 182,960
Interest expense...........................     82,389      27,058          49     55,331     16,917         44     38,414
                                             ---------  -----------        ---  ---------  ---------        ---  ---------
Net interest income........................    205,660      41,365          25    164,295     19,749         14    144,546
Provision for credit losses................         --          --          --         --     (7,535)      (100)     7,535
Noninterest income.........................     43,808       8,646          25     35,162     (1,018)        (3)    36,180
Gain (loss) on securities transactions.....        187         783         131       (596)     2,787         82     (3,383)
Noninterest expense:
  Staff expense............................     77,011      11,636          18     65,375        979          2     64,396
  Other expense............................     67,784      14,475          27     53,309     (3,591)        (6)    56,900
  Consolidation charge.....................         --          --          --         --         --         --         --
  ORE expense (income).....................       (200)        408          67       (608)     4,689         89     (5,297)
                                             ---------  -----------        ---  ---------  ---------        ---  ---------
    Total..................................    144,595      26,519          22    118,076      2,077          2    115,999
                                             ---------  -----------        ---  ---------  ---------        ---  ---------
Income (loss) before income taxes..........    105,060      24,275          30     80,785     26,976         50     53,809
Income taxes (benefit).....................     32,571       2,610           9     29,961     14,450         93     15,511
Less adjustments(1)........................      5,926       3,894         192      2,032        897         79      1,135
                                             ---------  -----------        ---  ---------  ---------        ---  ---------
Income (loss) from continuing operations...     66,563      17,771          36     48,792     11,629         31     37,163
Income from discontinued operations........         --          --          --         --         --         --         --
                                             ---------  -----------        ---  ---------  ---------        ---  ---------
    Net income (loss)......................  $  66,563   $  17,771          36  $  48,792  $  11,629         31  $  37,163
                                             ---------  -----------        ---  ---------  ---------        ---  ---------
                                             ---------  -----------        ---  ---------  ---------        ---  ---------
    Net income (loss) per share............  $    1.47   $    0.41          39  $    1.06  $    0.25         31  $    0.81
                                             ---------  -----------        ---  ---------  ---------        ---  ---------
                                             ---------  -----------        ---  ---------  ---------        ---  ---------


                                               1993       1992
                                             ---------  ---------

Interest income(1).........................  $ 171,134  $ 237,283
Interest expense...........................     41,996     84,433
                                             ---------  ---------
Net interest income........................    129,138    152,850
Provision for credit losses................     60,163    128,878
Noninterest income.........................     45,810     45,365
Gain (loss) on securities transactions.....         --      1,629
Noninterest expense:
  Staff expense............................     69,783     83,563
  Other expense............................     59,443     66,983
  Consolidation charge.....................     12,000         --
  ORE expense (income).....................     (4,489)     8,788
                                             ---------  ---------
    Total..................................    136,737    159,334
                                             ---------  ---------
Income (loss) before income taxes..........    (21,952)   (88,368)
Income taxes (benefit).....................     (9,260)   (32,450)
Less adjustments(1)........................      1,342      4,234
                                             ---------  ---------
Income (loss) from continuing operations...    (14,034)   (60,152)
Income from discontinued operations........      7,128        804
                                             ---------  ---------
    Net income (loss)......................  $  (6,906) $ (59,348)
                                             ---------  ---------
                                             ---------  ---------
    Net income (loss) per share............  $   (0.17) $   (1.84)
                                             ---------  ---------
                                             ---------  ---------

---------

(1) Includes amounts to convert nontaxable income to a fully taxable equivalent basis.

OPERATIONS SUMMARY ANALYSIS

NET INTEREST INCOME

  1996 COMPARED WITH 1995

    Taxable equivalent net interest income totaled $205.7 million in 1996, up $41.4 million, or 25.2%, from 1995. The increase from 1995 to 1996 was due to a $881.0 million, or 33.6% increase in total earning assets, which was partially offset by a decline in the net interest margin from 6.26% to 5.87%.

    Average loans increased from $1,758.7 million in 1995 to $2,539.3 million in 1996, an increase of $780.7 million or 44.4%. The majority of this increase reflects higher average residential first mortgage loans outstanding, up $407.7 million or 108.5%. During 1996, the Bank continued to purchase residential mortgages to supplement its in-house origination program. Average commercial loans increased $248.9 million or 28.5% due to improved loan demand and the purchase of syndicated commercial loans. Average construction loans increased $39.3 million or 80.0% due to the Bank's emphasis in this area. Average real estate mortgage loans increased $86.1 million or 20.3% due to the impact of the acquisition of First LA. Average loan balances are expected to increase in 1997, resulting from continued loan growth and the acquisitions of VCNB and RNB. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Average total investment and available-for-sale securities increased $134.4 million or 19.1% between 1995 and 1996 as a result of the acquisition of First LA, which had substantial excess liquidity.

    Average noninterest-bearing deposits increased from $898.6 million in 1995 to $1,193.0 million in 1996, an increase of $294.4 million or 32.8%, while average interest-bearing core deposits increased from $1,023.8 million in 1995 to $1,315.3 million in 1996, an increase of $291.5 million or 28.5%. Average time deposits of $100,000 or more increased $223.6 million or 159.7% between 1995 and 1996. These increases resulted from the Bank's increased marketing efforts as well as from the acquisition of First LA.

                            RATIOS TO AVERAGE ASSETS

                                                                         1996       1995       1994       1993       1992
                                                                       ---------  ---------  ---------  ---------  ---------
Net interest income(1)...............................................       5.38%      5.76%      5.10%      4.39%      3.90%
Noninterest income...................................................       1.15       1.21       1.16       1.56       1.20
Less provision for credit losses.....................................     --         --           0.27       2.04       3.29
Less noninterest expense:
Staff expense........................................................       2.02       2.29       2.27       2.37       2.13
Other expense........................................................       1.77       1.87       2.01       2.02       1.71
Consolidation charge.................................................     --         --         --           0.41     --
ORE expense (income).................................................      (0.01)     (0.02)     (0.19)     (0.15)      0.22
                                                                       ---------  ---------  ---------  ---------  ---------
    Total............................................................       3.78       4.14       4.09       4.65       4.06
                                                                       ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes(1).................................       2.75       2.83       1.90      (0.74)     (2.25)
                                                                       ---------  ---------  ---------  ---------  ---------
Net income (loss) from continuing operations.........................       1.74       1.71       1.31      (0.47)     (1.53)
Net income from discontinued operations..............................     --         --         --           0.24       0.02
                                                                       ---------  ---------  ---------  ---------  ---------
    Net income (loss)................................................       1.74%      1.71%      1.31%     (0.23)%     (1.51)%
                                                                       ---------  ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------  ---------

---------

(1) Fully taxable equivalent basis.

  1995 COMPARED WITH 1994

    Fully taxable equivalent net interest income totaled $164.3 million in 1995, up $19.7 million, or 13.7% from 1994. The increase from 1994 to 1995 was due to the favorable impact of higher interest rates during

1995 on the Company's asset-sensitive balance sheet. The net interest margin increased from 5.57% to 6.26%.

    Average loans increased from $1,538.0 million in 1994 to $1,758.7 million in 1995, an increase of $220.7 million or 14.3%. The majority of this increase reflects higher average residential first mortgage loans outstanding, up $307.2 million or 446.7%. During 1995, the Bank continued to purchase residential mortgages to supplement its in-house origination program. This increase and an increase in average construction loans of $31.2 million or 173.9% offset decreases in average real estate mortgage loans of $122.3 million or 22.4%.

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

    Average federal funds purchased and securities sold under repurchase agreements increased $98.0 million or 45.6% between 1994 and 1995. During 1995, the Bank became a member of the Federal Home Loan Bank of San Francisco (the
FHLB). As of December 31, 1995, the Bank had outstanding borrowings from the FHLB of $90.0 million. These changes reflect the Company's increased use of wholesale funding sources.

                         CHANGE IN NET INTEREST INCOME

                                                        1996 VS 1995                        1995 VS 1994
                                             ----------------------------------  -----------------------------------
                                              INCREASE (DECREASE)                 INCREASE (DECREASE)
                                                    DUE TO:             NET             DUE TO:              NET
DOLLARS IN THOUSANDS-FULLY                   ----------------------   INCREASE   ----------------------   INCREASE
TAXABLE EQUIVALENT BASIS                     VOLUME(1)    RATE(1)    (DECREASE)   VOLUME(1)    RATE(1)   (DECREASE)
-------------------------------------------  ----------  ----------  ----------  -----------  ---------  -----------
Interest earned on:
  Interest-bearing deposits in other
    banks..................................  $    1,060  $      (23) $    1,037   $     360   $      47   $     407
  Loans....................................      70,457     (13,881)     56,576      20,107      19,291      39,398
  Taxable securities.......................     (24,710)      4,458     (20,252)     (9,425)      3,064      (6,361)
  State and municipal securities...........       2,381         (37)      2,344         434         (37)        397
  Securities available for sale............      32,222         100      32,322       1,585         633       2,218
  Trading account securities...............         (44)       (109)       (153)        518         340         858
  Federal funds sold and securities
    purchased under resale agreements......      (2,930)       (521)     (3,451)     (2,841)      2,590        (251)
                                             ----------  ----------  ----------  -----------  ---------  -----------
    Total interest-earning assets..........      78,436     (10,013)     68,423      10,738      25,928      36,666
                                             ----------  ----------  ----------  -----------  ---------  -----------

Interest paid on:
  Interest checking........................         431        (144)        287        (174)         54        (120)
  Money market deposits....................       3,891         806       4,697      (3,093)      3,773         680
  Savings deposits.........................       1,405       1,481       2,886        (305)         --        (305)
  Other time deposits......................      14,483         364      14,847        (490)      3,251       2,761
  Other borrowings.........................       6,391      (2,050)      4,341       8,466       5,435      13,901
                                             ----------  ----------  ----------  -----------  ---------  -----------
    Total interest-bearing liabilities.....      26,601         457      27,058       4,404      12,513      16,917
                                             ----------  ----------  ----------  -----------  ---------  -----------
                                             $   51,835  $  (10,470) $   41,365   $   6,334   $  13,415   $  19,749
                                             ----------  ----------  ----------  -----------  ---------  -----------
                                             ----------  ----------  ----------  -----------  ---------  -----------

---------

(1) The change in interest due to both rate and volume has been allocated to the change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

NET INTEREST INCOME SUMMARY

                                                               1996                                 1995
                                                -----------------------------------  -----------------------------------
                                                            INTEREST      AVERAGE                INTEREST      AVERAGE
                                                 AVERAGE     INCOME/     INTEREST     AVERAGE     INCOME/     INTEREST
DOLLARS IN THOUSANDS                             BALANCE   EXPENSE(1)      RATE       BALANCE   EXPENSE(1)      RATE
----------------------------------------------  ---------  -----------  -----------  ---------  -----------  -----------
Assets
  Earning assets(2)
    Loans:
      Commercial loans........................  $1,123,819  $ 101,039         8.99%  $ 874,875   $  88,629        10.13%
      Real estate-construction................     88,498      10,295        11.63      49,160       6,168        12.55
      Real estate-mortgage....................    509,565      49,452         9.70     423,462      42,297         9.99
      Residential first mortgage..............    783,648      62,293         7.95     375,932      29,454         7.83
      Installment loans.......................     33,793       3,615        10.70      35,242       3,570        10.13
                                                ---------  -----------  -----------  ---------  -----------  -----------
        Total loans(3)........................  2,539,323     226,694         8.93   1,758,671     170,118         9.67
                                                ---------  -----------  -----------  ---------  -----------  -----------
    Due from banks-interest bearing...........     25,989       1,461         5.62       7,151         424         5.93
    State and municipal investment
      securities..............................     57,461       4,061         7.07      23,793       1,717         7.22
    Taxable investment securities.............    116,970       7,457         6.38     516,495      27,709         5.36
    Securities available for sale.............    665,133      42,841         6.44     164,834      10,519         6.38
    Federal funds sold and securities
      purchased under resale agreements.......     64,230       3,562         5.55     116,387       7,013         6.03
    Trading account securities................     36,316       1,973         5.43      37,105       2,126         5.73
                                                ---------  -----------  -----------  ---------  -----------  -----------
        Total earning assets..................  3,505,422     288,049         8.22   2,624,436     219,626         8.37
                                                ---------  -----------  -----------  ---------  -----------  -----------
    Allowance for credit losses...............   (129,788)                            (110,570)
    Cash and due from banks...................    284,331                              239,032
    Other nonearning assets...................    161,349                               96,909
                                                ---------                            ---------
        Total assets..........................  $3,821,314                           $2,849,807
                                                ---------                            ---------
                                                ---------                            ---------
Liabilities and Shareholders' Equity
  Noninterest-bearing deposits................  $1,192,960         --           --   $ 898,600          --           --
  Interest-bearing deposits:
    Interest checking accounts................    316,146       2,925         0.93     268,593       2,638         0.98
    Money market accounts.....................    726,942      21,589         2.97     595,467      16,892         2.84
    Savings deposits..........................    132,591       4,450         3.36      79,391       1,564         1.97
    Time deposits--under $100,000.............    139,572       7,196         5.16      80,341       3,826         4.76
    Time deposits--$100,000 and over..........    363,659      18,596         5.11     140,020       7,119         5.08
                                                ---------  -----------  -----------  ---------  -----------  -----------
        Total interest-bearing deposits.......  1,678,910      54,756         3.26   1,163,812      32,039         2.75
                                                ---------  -----------  -----------  ---------  -----------  -----------
        Total deposits........................  2,871,870                            2,062,412
    Federal funds purchased and securities
      sold under repurchase agreements........    253,853      12,835         5.06     287,015      16,404         5.72
    Other borrowings..........................    265,638      14,798         5.57     114,865       6,888         6.00
                                                ---------  -----------  -----------  ---------  -----------  -----------
        Total interest-bearing liabilities....  2,198,401      82,389         3.75   1,565,692      55,331         3.53
                                                ---------  -----------  -----------  ---------  -----------  -----------
  Other liabilities...........................     56,462                               34,964
  Shareholders' equity........................    373,491                              350,551
                                                ---------                            ---------
        Total liabilities and shareholders'
          equity..............................  $3,821,314                           $2,849,807
                                                ---------                            ---------
                                                ---------                            ---------
Net interest spread...........................                                4.47                                 4.84
Fully taxable equivalent net interest income
  and margin..................................              $ 205,660         5.87%              $ 164,295         6.26%
                                                           -----------  -----------             -----------  -----------
                                                           -----------  -----------             -----------  -----------

---------

(1) Fully taxable equivalent basis.

(2) Includes average nonaccrual loans of $45,813, $46,931, $69,164, $131,381 and $247,792 for 1996, 1995, 1994, 1993 and 1992, respectively.

(3) Loan income includes loan fees of $7,492, $6,850, $6,835, $5,304 and $5,427 for 1996, 1995, 1994, 1993 and 1992, respectively.

                             1994                                 1993                                 1992
              -----------------------------------  -----------------------------------  -----------------------------------
                          INTEREST      AVERAGE                INTEREST      AVERAGE                INTEREST      AVERAGE
               AVERAGE     INCOME/     INTEREST     AVERAGE     INCOME/     INTEREST     AVERAGE     INCOME/     INTEREST
               BALANCE   EXPENSE(1)      RATE       BALANCE   EXPENSE(1)      RATE       BALANCE   EXPENSE(1)      RATE
              ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
              $ 865,672   $  74,893         8.65%  $1,007,343  $  75,155         7.46%  $1,323,493  $  96,437         7.29%
                 17,947       1,853        10.32      70,783       5,023         7.10     219,456      15,761         7.18
                545,724      45,474         8.33     629,188      46,294         7.36     794,744      57,497         7.23
                 68,768       4,541         6.60       3,089         186         6.02          --          --           --
                 39,886       3,959         9.93      52,260       5,234        10.02      65,964       6,836        10.36
              ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
              1,537,997     130,720         8.50   1,762,663     131,892         7.48   2,403,657     176,531         7.34
              ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
                    655          17         2.60         835          30         3.59       2,637          67         2.54
                 17,799       1,320         7.42       1,905         176         9.24      85,710       8,254         9.63
                697,421      34,070         4.89     499,484      26,973         5.40     461,871      31,068         6.73
                139,603       8,301         5.95      15,670       1,448         9.24       1,153         111         9.63
                173,451       7,264         4.19     307,078       9,357         3.05     553,540      19,592         3.54
                 27,315       1,268         4.64      35,529       1,258         3.54      42,352       1,660         3.92
              ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
              2,594,241     182,960         7.05   2,623,164     171,134         6.52   3,550,920     237,283         6.68
              ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
               (113,100)                            (129,873)                            (141,537)
                249,768                              272,610                              368,297
                100,562                              178,560                              141,269
              ---------                            ---------                            ---------
              $2,831,471                           $2,944,461                           $3,918,949
              ---------                            ---------                            ---------
              ---------                            ---------                            ---------
              $ 907,234          --           --   $ 914,642          --           --   $1,029,758         --           --
                285,983       2,758         0.96     283,871       3,379         1.19     328,555       6,175         1.88
                719,203      16,212         2.25     767,121      17,858         2.33   1,023,280      31,386         3.07
                 95,097       1,869         1.97     103,161       2,255         2.19     106,608       3,135         2.94
                 88,195       3,226         3.66     108,135       4,063         3.76     129,105       6,106         4.73
                145,463       4,958         3.41     203,176       6,419         3.16     515,803      20,888         4.05
              ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
              1,333,941      29,023         2.18   1,465,464      33,974         2.32   2,103,351      67,690         3.22
              ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
              2,241,175                            2,380,106                            3,133,109
                215,130       8,552         3.98     265,082       7,499         2.83     488,520      16,220         3.32
                 20,348         839         4.12      16,147         523         3.24      14,279         523         3.66
              ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
              1,569,419      38,414         2.45   1,746,693      41,996         2.40   2,606,150      84,433         3.24
              ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
                 41,622                               22,477                               23,412
                313,196                              260,649                              259,629
              ---------                            ---------                            ---------
              $2,831,471                           $2,944,461                           $3,918,949
              ---------                            ---------                            ---------
              ---------                            ---------                            ---------
                                            4.60                                 4.12                                 3.44
                          $ 144,546         5.57%              $ 129,138         4.92%              $ 152,850         4.30%
                         -----------  -----------             -----------  -----------             -----------  -----------
                         -----------  -----------             -----------  -----------             -----------  -----------

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

    For 1996 and 1995, the Company did not record a provision for credit losses compared with a provision for credit losses of $7.5 million for 1994. In 1996, net charge offs totaled $1.4 million compared with net recoveries in 1995 of $7.1 million and net charge offs in 1994 of $12.7 million. The combination of low net charge offs, a change in the risk profile of the loan portfolio, 31.1% of which now consists of residential first mortgages, the continued reduction in problem loans, and the improvement of the Southern California economy allowed the Company not to have to record any provision for credit losses in 1996. Based on its review of the loan portfolio, management anticipates that a provision for credit losses for 1997 may not be required. However, credit quality will be influenced by underlying trends in the economic cycle, particularly in Southern California among other factors, which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for credit losses through charges to the provision for credit losses. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

NONINTEREST INCOME

    Noninterest income in 1996 totaled $44.0 million, up $9.4 million from 1995 which was up $1.8 million from 1994. A breakdown of noninterest income by category is reflected below.

                   ANALYSIS OF CHANGES IN NONINTEREST INCOME

                                                                      INCREASE                           INCREASE
                                                                     (DECREASE)                         (DECREASE)
                                                               ----------------------             ----------------------
DOLLARS IN MILLIONS                                   1996       AMOUNT         %        1995       AMOUNT         %        1994
--------------------------------------------------  ---------  -----------  ---------  ---------  -----------  ---------  ---------
Investment services income........................  $    11.5   $     2.7        30.7  $     8.8   $     1.6        22.2  $     7.2
Service charges on deposit accounts...............       10.8         2.7        33.3        8.1        (1.2)      (12.9)       9.3
Trust fees........................................        7.2         0.7        10.8        6.5        (0.3)       (4.4)       6.8
Gain on sale of assets............................        1.1         1.1          NM         --        (1.5)     (100.0)       1.5
Gain (loss) on sale of securities.................        0.2         0.8      (133.3)      (0.6)        2.8       (82.4)      (3.4)
All other income..................................       13.2         1.4        11.9       11.8         0.4         3.5       11.4
                                                    ---------         ---   ---------  ---------       -----   ---------  ---------
        Total.....................................  $    44.0   $     9.4        27.2  $    34.6   $     1.8         5.5  $    32.8
                                                    ---------         ---   ---------  ---------       -----   ---------  ---------
                                                    ---------         ---   ---------  ---------       -----   ---------  ---------

    Investment services income, which includes fees, commissions and markups on securities transactions with customers, and fees on money market mutual funds, increased in 1996, compared to 1995, by $2.7 million or 30.7% primarily due to higher fees and new investment products offered to customers. The increase in investment services income from 1994 to 1995 was also attributable to the same factors. At December 31, 1996 the Company had $6.9 billion of assets under custody or management in its trust department, compared to $6.3 billion at December 31, 1995.

    Service charges on deposit accounts increased $2.7 million, or 33.3%, compared to a 12.9% decrease in 1995. The increase in 1996 is the result of the acquisition of First LA and strong growth in deposits. Service charges on deposit accounts were lower in 1995 as a result of disintermediation as depositors were attracted to higher yields on alternative investments and as a result of higher earnings being credited to depositors' accounts, thereby allowing them to maintain lower balances to pay for bank services.

    Trust fees increased $.7 million or 10.8% from 1995 to 1996 and decreased $.3 million or 4.4% from 1994 to 1995. All other income categories, which include foreign exchange, letter of credit fees, escrow and proof of deposit fees in addition to other miscellaneous income, increased in 1995 and 1996 due to higher volumes, particularly in foreign exchange income in 1996 due to the hiring of two experienced traders.

    Securities gains in 1996 totaled $.2 million compared to losses of $.6 million and $3.4 million in 1995 and 1994, respectively. The losses realized in 1994 resulted from the Company's sales of certain low yielding securities for reinvestment into higher yielding assets, including residential first mortgages.

NONINTEREST EXPENSE

    Noninterest expense, before ORE expense, totaled $144.8 million in 1996, up $26.1 million or 22.0% from 1995 which was down $2.6 million or 2.2% from 1994. A breakdown of noninterest expense by category is reflected below.

                   ANALYSIS OF CHANGES IN NONINTEREST EXPENSE

                                                                   INCREASE                           INCREASE
                                                                  (DECREASE)                         (DECREASE)
                                                            ----------------------             ----------------------
                                                   1996       AMOUNT         %        1995       AMOUNT         %        1994
                                                 ---------  -----------  ---------  ---------  -----------  ---------  ---------
                                                                               DOLLARS IN MILLIONS
Salaries and employee benefits.................  $    77.0   $    11.6        17.7  $    65.4   $     1.0         1.6  $    64.4
                                                 ---------       -----   ---------  ---------       -----   ---------  ---------
All other:
    Professional...............................       13.7         4.9        55.7        8.8         0.5         6.0        8.3
    Net occupancy of premises..................        9.0         1.1        13.9        7.9        (2.4)      (23.3)      10.3
    Data processing............................        8.7         1.2        16.0        7.5         0.3         4.2        7.2
    Promotion..................................        5.6         1.2        27.3        4.4         1.4        46.7        3.0
    Depreciation...............................        5.1         1.0        24.4        4.1         0.0         0.0        4.1
    Office supplies............................        4.8         0.8        20.0        4.0        (0.6)      (13.0)       4.6
    FDIC insurance.............................         --        (2.5)     (100.0)       2.5        (3.3)      (56.9)       5.8
    Equipment..................................        2.2        (0.1)       (4.3)       2.3        (0.3)      (11.5)       2.6
    Lender liability settlement................        3.4         3.4          NM         --          --          --         --
    Other operating............................       15.3         3.5        29.7       11.8         0.8         7.3       11.0
                                                 ---------       -----   ---------  ---------       -----   ---------  ---------
                                                      67.8        14.5        27.2       53.3        (3.6)       (6.3)      56.9
                                                 ---------       -----   ---------  ---------       -----   ---------  ---------
ORE expense (income)...........................       (0.2)        0.4       (66.7)      (0.6)        4.7       (88.7)      (5.3)
                                                 ---------       -----   ---------  ---------       -----   ---------  ---------
        Total..................................  $   144.6   $    26.5        22.4  $   118.1   $     2.1         1.8  $   116.0
                                                 ---------       -----   ---------  ---------       -----   ---------  ---------
                                                 ---------       -----   ---------  ---------       -----   ---------  ---------

    Staff expense increased 17.7% in 1996 compared to a 1.6% increase in 1995.The increase in 1996 is the result of the additional personnel that joined the Bank as a result of the acquisition of First LA and the hiring of new personnel in the Bank's expansion efforts. The increase in 1995 is due to the higher costs associated with performance incentives and contributions to the Profit Sharing Plan. On a full-time equivalent basis, staff levels have increased from approximately 1,175 at December 31, 1995 to 1,320 at December 31, 1996. Staff levels are expected to increase in 1997 as a result of the completion of the acquisitions of VCNB and RNB in January 1997. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Excluding ORE expense, the remaining expense categories increased $14.5 million, or 27.2%, between 1995 and 1996 due to higher professional expenses for consulting and other professional services, increases in occupancy, data processing, depreciation and office supplies due to the acquisition of First LA, increased promotional expense to attract and retain business and a $3.4 million charge to reflect the settlement of a lender liability lawsuit in the fourth quarter of 1996. These increases were partially offset by the $2.5 million decrease in FDIC insurance premiums from 1995 to 1996. Excluding ORE expense, the remaining expense categories decreased $3.6 million in 1995, compared with 1994. This decrease resulted from the decrease in FDIC insurance and occupancy expense as a result of the Bank's consolidation program. Partially offsetting these decreases were increases of $1.4 million in promotion expense and a $1.0 million charge for acquisition related costs recorded in the fourth quarter of 1995. Due to the acquisitions of VCNB and RNB, most categories of noninterest expense are expected to increase in 1997 above the 1996 levels. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    In February 1997, the Company and ALLTEL Information Services, Inc. mutually agreed to terminate their processing agreement effective July 31, 1997. This agreement had been scheduled to expire on December 31, 2000. Billings to the Bank by ALLTEL Information Sevices, Inc. amounted to $7.2 million in 1996. The Company expects a decrease in its data processing expense utilizing a new service provider. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    ORE activities resulted in net income of $.2 million, $.6 million and $5.3 million in 1996, 1995 and 1994, respectively. The $5.3 million gain from ORE activities in 1994 was primarily due to the completion of the Accelerated Disposition Program in 1994.

    In October 1995, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation." The statement requires that companies either adopt the preferred method of accounting for stock plans and charge the fair value of the shares awarded under those plans to operating income or continue to account for such plans under provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company adopted SFAS No. 123 on January 1, 1996 and elected to continue to apply the accounting provisions of APB No. 25. The proforma effects on net income and net income per share are shown below:

                                                                                                   1996       1995
                                                                                                 ---------  ---------
Net income, as reported........................................................................  $  66,563  $  48,792
Pro forma net inome............................................................................     65,140     47,824
Earnings per share, as reported................................................................  $    1.47  $    1.06
Pro forma earnings per share...................................................................       1.44       1.04

INCOME TAXES

    The 1996 effective tax rate was 32.9% compared to 38.0% in 1995 and 29.4% in 1994. The effective rates differed from the applicable statutory federal tax rate due to various factors including state taxes, tax exempt income and recognition of previously unrecorded deferred tax benefits.

    The Company recognized $5.0 million, $.9 million and $3.9 million in previously unrecorded California deferred tax benefits in 1996, 1995 and 1994, respectively. The recognition of the California deferred tax benefits in 1996 resulted from the Company's continued and increasing profitability and the Company's evaluation of deferred tax assets which it believes are more likely than not to be realized on future tax returns. The low effective tax rate for 1994 resulted from utilization of the Company's California net operating loss carry forwards and the recognition of $3.9 million of California deferred tax benefits.

    The effective tax rate for 1997 is expected to increase but will still be below the combined statutory federal and California tax rates due to the impact of municipal securities and leases, dividends received deduction from preferred stock, and tax credits from investments in low income housing. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

    The Company wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as to "forward looking" statements in this Form 10-K which are not historical facts. The Company cautions readers that the following important factors could affect the Company's business and cause actual results to differ materially from those expressed in any forward looking statement made by, or on behalf of, the Company.

    - ECONOMIC CONDITIONS. The Company's results are strongly influenced by general economic conditions in its market area, Southern California, and a deterioration in these conditions could have a material adverse impact on the quality of the Bank's loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate and entertainment industries may affect the Company's performance.

    - INTEREST RATES. Management anticipates that interest rate levels will remain generally constant in 1997, but if interest rates vary substantially from present levels, this may cause the Company's results to differ materially.

    - GOVERNMENT REGULATION AND MONETARY POLICY. All forward-looking statements presume a continuation of the existing regulatory environment and U.S. Government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Bank, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing and bank reserve requirements, and a material change in these conditions would be likely to have an impact on results.

    - COMPETITION. The Bank competes with numerous other domestic and foreign financial institutions and non-depository financial intermediaries. Results may differ if circumstances affecting the nature or level of competitive change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies.

    - CREDIT QUALITY. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank's credit portfolio, but such policies and procedures may not prevent unexpected losses that could adversely affect the Company's results.

    - OTHER RISKS. From time to time, the Company details other risks to its business and/or its financial results in its filings with the Securities and Exchange Commission.

    While management believes that its assumptions regarding these and other factors on which forward-looking statements are based are reasonable, such assumptions are necessarily speculative in nature, and actual outcomes can be expected to differ to some degree. Consequently, there can be no assurance that the results described in such forward-looking statements will, in fact, be achieved.

BALANCE SHEET ANALYSIS

  CAPITAL

    At December 31, 1996, the Company's and the Bank's Tier 1 capital, which is comprised of common shareholders' equity and certain regulatory adjustments, amounted to $385.3 million and $322.0 million, respectively. At December 31, 1995, the Company's and the Bank's Tier 1 capital amounted to

$344.2 million and $318.7 million, respectively. The increase from December 31, 1995 resulted from the retention of 1996 earnings and from the exercise of stock options, less dividends paid and amounts related to shares repurchased.

    The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Company and the Bank at December 31, 1996, 1995 and 1994.

                                                                                                         DECEMBER 31
                                                                            WELL CAPITALIZED   -------------------------------
                                                                                STANDARDS        1996       1995       1994
                                                                            -----------------  ---------  ---------  ---------
CITY NATIONAL CORPORATION
Tier 1 leverage...........................................................           5.00%          9.75%     11.17%     11.87%
Tier 1 risk-based capital.................................................           6.00          13.26      13.60      17.50
Total risk-based capital..................................................          10.00          14.55      14.91      18.81
CITY NATIONAL BANK
Tier 1 leverage...........................................................           5.00           8.22      10.40      11.31
Tier 1 risk-based capital.................................................           6.00          11.24      12.64      16.69
Total risk-based capital..................................................          10.00          12.53      13.95      17.99

    The Company paid a dividend of $.26 per share of common stock in 1995 and $.36 per share in 1996. On January 22, 1997, the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $.11 per share to shareholders of record on February 3, 1997, payable on February 13, 1997.

    In May of 1995, the Board of Directors authorized the purchase of up to 5%, or 2.28 million shares of the Corporation's common stock from time to time in open market transactions. In October 1996, the Board of Directors authorized the repurchase of an additional 400,000 shares of the Corporation's common stock to be used for pending acquisitions. At December 31, 1996, a total of 2.4 million shares had been repurchased at a cost of $32.3 million. In January 1997, 2.3 million shares were reissued for the stock portions of the total acquisition consideration for VCNB and RNB.

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

    The Company's core deposit base in recent years provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds has, along with shareholders' equity provided 75% and 80% of funding for average total assets in 1996 and 1995, respectively.

    A significant portion of remaining funding of average total assets is provided by short term federal fund purchases and sales of securities under repurchase agreements. This funding source totaled $253.9 million and $287.0 million in 1996 and 1995, respectively. Additionally, the Bank increased its funding from other borrowings, primarily Federal Home Loan Bank advances, from $114.9 million on average in 1995 to $265.6 million in 1996.

    Liquidity is also provided by reductions in assets such as federal funds sold, securities purchased under resale agreements and trading account securities which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $100.5 million during 1996, down $53.0 million, or 34.5% from the prior year. This decrease resulted from the Company's decision to continue to maintain a substantially lower level of liquidity due to the stabilization in deposits and the Company's improved operating performance.

    Liquidity is also provided by the portfolio of available-for-sale securities which total $615.9 million at December 31, 1996. In addition, the unpledged portion of securities at December 31, 1996 totaled

$242.2 million and would be available as collateral for borrowing. Maturing loans also provide liquidity, and $1,242.8 million of the Bank's loans are scheduled to mature in 1997.

ASSET LIABILITY MANAGEMENT

    The principal objectives of asset/liability management are to maximize net interest margin subject to margin volatility and liquidity constraints. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company's liabilities. Liquidity risk results from the mismatching of asset and liability cash flows. Management chooses asset/liability strategies that promote stable earnings and reliable funding. Interest rate risk and funding positions are kept within limits established by the Company's board of directors to ensure that risk-taking is not excessive and that liquidity is properly managed.

    The Company has established three measurement processes to quantify and manage exposure to interest rate risk: net interest income simulation modeling, gap analysis, and present value of equity analysis. Net interest income simulations are used to identify the direction and severity of interest rate risk exposure across a twelve month forecast horizon. Gap analysis provides insight into structural mismatches of assets and liability repricing characteristics. Present value of equity calculations are used to estimate the theoretical price sensitivity of shareholder equity to changes in interest rates.

    The table on page A-16 compares the Company's interest rate gap position as of December 31, 1996 and 1995. Generally, an asset sensitive gap indicates that net interest margin will improve during a period of rising interest rates.

    The gap report shows that the Company's cumulative one year interest rate sensitivity gap decreased from $525.0 million at December 31, 1995 to ($309.7) million at December 31, 1996. This change resulted from the Company's efforts to lower its exposure to decreases in net interest income due to a rapid decline in interest rates. The Company has increased its portfolio of loans that reprice after one year by $545.3 million during 1996. In addition, the Company has entered into interest rate swaps with remaining maturities at December 31, 1996 in excess of one year totalling $225.0 million to achieve its interest rate risk management objectives. The Company's one year liability sensitive position during a period of slowly rising interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest checking, savings and money market deposit accounts historically have not increased proportionately with increases in interest rates.

    Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company uses simulation modeling to estimate the potential effects of changing interest rates. This process allows the Company to fully explore the complex relationships within the gap over time and various interest rate scenarios.

    At December 31, 1996 and 1995, the Company's distribution of rate-sensitive assets and liabilities was as follows:

                                                                               MATURING OR REPRICING IN
                                                              -----------------------------------------------------------
                                                                           AFTER 3      AFTER 1 YEAR
                                                              3 MONTHS   MONTHS BUT      BUT WITHIN     AFTER
                                                              OR LESS   WITHIN 1 YEAR     5 YEARS      5 YEARS    TOTAL
                                                              --------  -------------   ------------   --------  --------
                                                                                  DOLLARS IN MILLIONS
DECEMBER 31, 1996
Rate-sensitive assets:
  Interest-bearing deposits in other banks..................  $  11.0      $    --         $   --      $     --  $   11.0
  Loans.....................................................  1,400.8        364.9          259.5         772.7   2,797.9
  Taxable investment securities.............................       --          5.0           71.7          30.1     106.8
  Nontaxable securities.....................................       --          6.8           57.3          24.3      88.4
  Securities available for sale.............................     31.5          4.0          291.9         288.5     615.9
  Trading account securities................................     32.1           --             --            --      32.1
  Interest rate swaps.......................................   (325.0 )      100.0          225.0            --        --
  Federal funds sold and securities purchased under resale
    agreements..............................................    151.2           --             --            --     151.2
                                                              --------  -------------      ------      --------  --------
    Total rate-sensitive assets.............................  1,301.6        480.7          905.4       1,115.6   3,803.3
                                                              --------  -------------      ------      --------  --------
Rate-sensitive liabilities:(1)
  Interest checking deposits................................    386.2           --             --            --     386.2
  Money market accounts.....................................    714.1           --             --            --     714.1
  Savings deposits..........................................    136.7           --             --            --     136.7
  Time deposits.............................................    202.8        274.2           29.1           0.8     506.9
  Federal funds purchased and securities sold under
    repurchase agreements...................................    194.5           --             --            --     194.5
  Other borrowings..........................................    148.7         34.8             --            --     183.5
                                                              --------  -------------      ------      --------  --------
    Total rate-sensitive liabilities........................  1,783.0        309.0           29.1           0.8   2,121.9
                                                              --------  -------------      ------      --------  --------
Interest rate sensitivity gap...............................  $(481.4 )    $ 171.7         $876.3      $1,114.8  $1,681.4
                                                              --------  -------------      ------      --------  --------
                                                              --------  -------------      ------      --------  --------
Cumulative interest rate sensitivity gap....................  $(481.4 )    $(309.7)        $566.6      $1,681.4
                                                              --------  -------------      ------      --------
                                                              --------  -------------      ------      --------
Cumulative ratio of rate-sensitive assets to rate-sensitive
  liabilities...............................................       73%          85%           127%          179%      179%
                                                              --------  -------------      ------      --------  --------
                                                              --------  -------------      ------      --------  --------

DECEMBER 31, 1995
Rate-sensitive assets:
  Interest-bearing deposits in other banks..................  $  80.7      $    --         $   --      $     --  $   80.7
  Loans.....................................................  1,524.3        286.2          141.1         345.8   2,297.4
  Taxable investment securities.............................     43.4         20.4           21.1           8.8      93.7
  Nontaxable securities.....................................       --           --            9.1           7.2      16.3
  Securities available for sale.............................    367.5         18.9          296.1         182.9     865.4
  Trading account securities................................     29.7           --             --            --      29.7
  Federal funds sold and securities purchased under resale
    agreements..............................................    351.8           --             --            --     351.8
                                                              --------  -------------      ------      --------  --------
    Total rate-sensitive assets.............................  2,397.4        325.5          467.4         544.7   3,735.0
                                                              --------  -------------      ------      --------  --------

Rate-sensitive liabilities:(1)
  Interest checking deposits................................    380.2           --             --            --     380.2
  Money market accounts.....................................    801.4           --             --            --     801.4
  Savings deposits..........................................     89.0           --             --            --      89.0
  Time deposits.............................................    251.3        197.5           35.9           0.7     485.4
  Federal funds purchased and securities sold under
    repurchase agreements...................................    258.4           --             --            --     258.4
  Other borrowings..........................................    170.1         25.0           25.0            --     220.1
  Interest rate swaps.......................................     25.0           --          (25.0)           --        --
                                                              --------  -------------      ------      --------  --------
    Total rate-sensitive liabilities........................  1,975.4        222.5           35.9           0.7   2,234.5
                                                              --------  -------------      ------      --------  --------
Interest rate sensitivity gap...............................  $ 422.0      $ 103.0         $431.5      $  544.0  $1,500.5
                                                              --------  -------------      ------      --------  --------
                                                              --------  -------------      ------      --------  --------
Cumulative interest rate sensitivity gap....................  $ 422.0      $ 525.0         $956.5      $1,500.5
                                                              --------  -------------      ------      --------
                                                              --------  -------------      ------      --------
Cumulative ratio of rate-sensitive assets to rate-sensitive
  liabilities...............................................      121%         124%           143%          167%      167%
                                                              --------  -------------      ------      --------  --------
                                                              --------  -------------      ------      --------  --------

---------

(1) Customer deposits which are subject to immediate withdrawal are presented as repricing within 3 months or less. The distribution of other time deposits is based on scheduled maturities.

SECURITIES

    The Company classifies its securities as investment, available-for-sale or trading. Securities which the Company has the ability and intent to hold to maturity are classified as investment securities. Securities held to facilitate customer trading orders are classified as trading securities. All other securities are classified as available-for-sale. In November 1995, the Financial Accounting Standards Board issued its Guide to Implementation of SFAS No. 115 and allowed companies a single opportunity to reclassify securities between the classifications of investment and available-for-sale without tainting the classification of any securities. In December 1995, the Company reclassified securities with a book value of $402.3 million and fair value of $401.2 million from the investment classification to the available-for-sale category.

  INVESTMENT SECURITIES

    Investment securities at December 31, 1996 were up $85.2 million or 77.5% from 1995. This increase was due primarily to the purchase of state and municipal securities during 1996. The average expected maturity of total investment securities was 4.8 years at December 31, 1996 compared to 2.9 years at the end of 1995. The carrying amounts of investment securities at the dates indicated are summarized as follows:

                                                                                                              DECEMBER 31,
                                                                                                        ------------------------
                                                                                                           1996         1995
                                                                                                        -----------  -----------
                                                                                                          DOLLARS IN THOUSANDS
Mortgage-backed securities............................................................................  $    97,638  $    80,935
State and municipal securities........................................................................       88,445       19,833
Other securities......................................................................................        9,146        9,238
                                                                                                        -----------  -----------
        Total.........................................................................................  $   195,229  $   110,006
                                                                                                        -----------  -----------
                                                                                                        -----------  -----------

    The following table shows the maturities of investment securities at December 31, 1996.

                                                                                                                         OVER 5
                                                                                                                          YEARS
                                                                                                 OVER 1 YEAR THRU 5      THRU 10
                                                    TOTAL               ONE YEAR OR LESS                YEARS             YEARS
                                           -----------------------  -------------------------  -----------------------  ---------
                                            AMOUNT      YIELD(1)      AMOUNT       YIELD(1)     AMOUNT      YIELD(1)     AMOUNT
                                           ---------  ------------  -----------  ------------  ---------  ------------  ---------
                                                                            DOLLARS IN THOUSANDS
Mortgage-backed securities...............  $  97,638        6.45%    $      --        --   %   $   7,403        6.55%   $  16,785
State and municipal securities...........     88,445        6.72         5,787         6.88       52,967        6.61       24,161
Other securities(2)......................      9,146        6.49            --           --        2,418        7.61        1,000
                                           ---------         ---    -----------         ---    ---------         ---    ---------
        Total............................  $ 195,229        6.57     $   5,787         6.88    $  62,788        6.64    $  41,946
                                           ---------                -----------                ---------                ---------
                                           ---------                -----------                ---------                ---------
        Fair value.......................    194,655                 $   5,831                 $  63,124                $  41,695
                                           ---------                -----------                ---------                ---------
                                           ---------                -----------                ---------                ---------


                                                              OVER 10 YEARS
                                                         -----------------------
                                             YIELD(1)     AMOUNT      YIELD(1)
                                           ------------  ---------  ------------

Mortgage-backed securities...............        5.88%   $  73,450        6.57%
State and municipal securities...........        6.84        5,530        7.06
Other securities(2)......................        6.61        5,728        6.00
                                                  ---    ---------         ---
        Total............................        6.45    $  84,708        6.56
                                                         ---------
                                                         ---------
        Fair value.......................                $  84,005
                                                         ---------
                                                         ---------

---------

(1) Fully taxable equivalent.

(2) Equity securities are reported in the "over ten years" category

AVAILABLE-FOR-SALE SECURITIES

    At December 31, 1996, securities available-for-sale totaled $615.9 million, a decrease of $249.5 million or 28.8% from December 31, 1995. This decrease was due to the investment of seasonal year end liquidity in short term notes at December 31, 1995, whereas the seasonal year end liquidity in 1996 was used to pay down wholesale funding sources. In addition, principal repayments during 1996 from mortgage-back securities were redeployed into residential first mortgages. The average expected maturity of total available-for-sale securities at December 31, 1996 was 2.6 years.

    The carrying amounts of available for sale securities at the dates indicated are summarized as follows:

                                                                                                              DECEMBER 31,
                                                                                                        ------------------------
                                                                                                           1996         1995
                                                                                                        -----------  -----------
                                                                                                          DOLLARS IN THOUSANDS
U.S. Government and federal agency securities.........................................................  $   372,316  $   587,950
Mortgage-backed securities............................................................................      127,936      212,704
State and municipal securities........................................................................       14,067       17,386
Other securities......................................................................................      101,544       47,361
                                                                                                        -----------  -----------
        Total.........................................................................................  $   615,863  $   865,401
                                                                                                        -----------  -----------
                                                                                                        -----------  -----------

    The following table shows the maturities of available for sale securities at December 31, 1996.

                                                                                                                     OVER 5
                                                                                                                      YEARS
                                                                                              OVER 1 YEAR THRU 5     THRU 10
                                                    TOTAL              ONE YEAR OR LESS             YEARS             YEARS
                                            ----------------------  ----------------------  ----------------------  ---------
                                             AMOUNT     YIELD(1)     AMOUNT     YIELD(1)     AMOUNT     YIELD(1)     AMOUNT
                                            ---------  -----------  ---------  -----------  ---------  -----------  ---------
                                                                          DOLLARS IN THOUSANDS
U.S. Government and federal agency
  securities..............................  $ 372,316       5.69%   $  15,002       5.51%   $ 344,568       5.69%   $  12,746
Mortgage-backed securities................    127,936       6.28           --         --           --         --           --
State and municipal securities............     14,067       6.76           --         --       13,545       6.75          522
Other securities(2).......................    101,544      10.74       29,104      11.46       45,644      10.44        2,140
                                            ---------      -----    ---------      -----    ---------      -----    ---------
        Total.............................  $ 615,863       6.67    $  44,106       9.44    $ 403,757       6.27    $  15,408
                                            ---------               ---------               ---------               ---------
                                            ---------               ---------               ---------               ---------
        Amortized Cost....................  $ 619,580               $  44,229               $ 404,660               $  15,685
                                            ---------               ---------               ---------               ---------
                                            ---------               ---------               ---------               ---------


                                                             OVER 10 YEARS
                                                         ----------------------
                                             YIELD(1)     AMOUNT     YIELD(1)
                                            -----------  ---------  -----------

U.S. Government and federal agency
  securities..............................       5.87%          --         --%
Mortgage-backed securities................         --      127,936       6.28
State and municipal securities............       7.14           --         --
Other securities(2).......................      11.83       24,656      10.35
                                                -----    ---------      -----
        Total.............................       6.74    $ 152,592       6.94
                                                         ---------
                                                         ---------
        Amortized Cost....................               $ 155,006
                                                         ---------
                                                         ---------

---------

(1) Fully taxable equivalent.

(2) Equity securities, except preferred stock, are reported in the "over ten years" category.

LOAN PORTFOLIO

  LOANS BY TYPE

    The amount of loans outstanding at the indicated year ends are shown in the following table according to type of loans. The Company's lending activities are predominately in Southern California. The Bank has no foreign loans.

                                 LOANS BY TYPE

                                                                                 DECEMBER 31,
                                                   -------------------------------------------------------------------------
                                                       1996           1995           1994           1993           1992
                                                   -------------  -------------  -------------  -------------  -------------
                                                                             DOLLARS IN THOUSANDS
Commercial(1)....................................  $   1,334,577  $   1,080,125  $     906,417  $     944,459  $   1,185,310
Real estate loans--construction..................         92,322         81,318         31,201         11,699        105,467
Real estate loans--mortgage......................        499,377        553,095        457,030        620,574        816,662
Residential first mortgage.......................        882,573        593,546        212,595          6,586             --
Installment loans................................         30,586         38,527         36,675         45,485         60,553
                                                   -------------  -------------  -------------  -------------  -------------
Total loans......................................  $   2,839,435  $   2,346,611  $   1,643,918  $   1,628,803  $   2,167,992
                                                   -------------  -------------  -------------  -------------  -------------
                                                   -------------  -------------  -------------  -------------  -------------

---------

(1) Commercial included unsecured loans to real estate developers and customers involved in real estate investments and commercial loans where real estate partially secures the borrowing.

    Gross loans at December 31, 1996 were $2,839.4 million, up 21.0% or $492.8 million from the previous year end. The increase in loans resulted from purchases of $250.7 million and originations of residential first mortgages and from increased loan demand. Additionally, the Company also increased its purchases of participations in large corporate loans. Commercial loans increased $254.5 million or 23.6%, and represented 47.0% of the Company's total loan portfolio at December 31, 1996. Commercial real estate loans decreased $53.7 million or 9.7% as pay downs, mostly from the loans acquired as part of the acquisition of First LA, were not offset by new originations. Residential first mortgage loans increased to 31.1% of total loans as a result of loan purchases and originations by the Bank's residential mortgage division. The Company does not expect to substantially increase its purchased residential first mortgage loan portfolio in 1997. At December 31, 1996, residential first mortgage loans totaled $882.6 million.

    At December 31, 1996, 54.3% of commercial loans, 48.0% of real estate loans and 16.2% of installment loans outstanding were floating interest rate loans. Floating rate loans comprised 50.6% of the total loan portfolio at December 31, 1996 and 68.2 % at December 31, 1995. Total loans at December 31, 1996 were comprised of 43.8% due in one year or less, 24.4% due in 1--5 years and 31.8% due after 5 years.

    The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Bank and the borrower. Because the Bank is unable to estimate the extent to which its borrowers will renew their loans the table is based on contractual maturities.

                                LOAN MATURITIES

                                                                        DECEMBER 31, 1996
                                       ------------------------------------------------------------------------------------
                                                     REAL ESTATE--  REAL ESTATE--  REAL ESTATE--
                                        COMMERCIAL   CONSTRUCTION     MORTGAGE      RESIDENTIAL   INSTALLMENT     TOTAL
                                       ------------  -------------  -------------  -------------  -----------  ------------
                                                                       DOLLARS IN THOUSANDS
Aggregate maturities of loan balances
  due:
In one year or less
    Interest rates--floating.........  $    523,620   $    80,485    $   119,977    $    26,224    $   4,921   $    755,227
    Interest rates--fixed............       413,944            --         65,577             --        8,088        487,609
After one year but within five years
    Interest rates--floating.........       170,774        11,837        210,639         75,435           48        468,733
    Interest rates--fixed............       119,248            --         89,933          1,512       15,162        225,855
After five years
    Interest rates--floating.........        30,345            --          2,684        180,896           --        213,925
    Interest rates--fixed............        76,646            --         10,567        598,506        2,367        688,086
                                       ------------  -------------  -------------  -------------  -----------  ------------
        Total loans..................  $  1,334,577   $    92,322    $   499,377    $   882,573    $  30,586   $  2,839,435
                                       ------------  -------------  -------------  -------------  -----------  ------------
                                       ------------  -------------  -------------  -------------  -----------  ------------

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

  REAL ESTATE LENDING, EXCLUDING RESIDENTIAL FIRST MORTGAGE

    The Company engages in real estate lending in the form of construction loans and permanent loans secured by deeds of trust.

                     REAL ESTATE CONSTRUCTION LOANS BY TYPE

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
                                                                                              DOLLARS IN THOUSANDS
Condo/apartment.............................................................................  $  10,878  $   2,606
Shopping centers............................................................................     18,866     26,647
1-4 family (includes land)..................................................................     32,915     43,635
Office building.............................................................................      3,642      5,159
Industrial..................................................................................     11,913      2,279
Other.......................................................................................     14,108        992
                                                                                              ---------  ---------
        Total...............................................................................  $  92,322  $  81,318
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                 COMMERCIAL REAL ESTATE MORTGAGE LOANS BY TYPE

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                                                             DOLLARS IN THOUSANDS
Industrial................................................................................  $  109,205  $   87,653
Office building...........................................................................      67,207     132,921
Shopping centers..........................................................................      41,842      50,081
Other 1-4 family..........................................................................       8,261      21,683
Condo/apartment...........................................................................      55,544      62,063
Land, nonresidential......................................................................      14,128       8,799
Churches/religious........................................................................      18,588      23,720
Equity lines of credit....................................................................      28,052      24,502
Other.....................................................................................     156,550     141,673
                                                                                            ----------  ----------
        Total.............................................................................  $  499,377  $  553,095
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Construction loan balances increased to $92.3 million at December 31, 1996, compared with $81.3 million at December 31, 1995.

    At year-end 1996, commercial real estate mortgage loans total $499.4 million, or 17.6% of total loans, compared with 23.6% and 27.8% at year-end 1995 and 1994. The decrease in commercial real estate mortgage loans was due to payoffs, especially of the loans acquired as part of the acquisition of First LA, and amortization of existing loans without new originations to offset the decreases. In addition to real estate outstandings, the Company had open but unused commitments, excluding those under equity lines of credit, to lend against real estate at December 31, 1996, of $67.8 million, compared to $64.4 million at December 31, 1995.

    Nonaccrual real estate loans at December 31, 1996 totaled $25.7 million, or 5.1% of related loans outstanding, down from $39.5 million, or 7.1% of related loans outstanding at December 31, 1995. The decrease in nonaccrual real estate loans at December 31, 1996 compared to 1995 is due in large part to the decrease in the amount of loans placed on nonaccrual status during 1996. Real estate net credit losses in 1996 were less than $.1 million compared to $4.0 million in 1995.

RISK ELEMENTS

  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

    The following table presents information concerning nonaccrual loans, ORE, accruing loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans:

                  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                                        DECEMBER 31,
                                                                   ------------------------------------------------------
                                                                     1996       1995       1994       1993        1992
                                                                   ---------  ---------  ---------  ---------  ----------

                                                                                    DOLLARS IN THOUSANDS
Nonaccrual loans:
  Real estate construction.......................................  $      --  $      --  $      --  $      --  $   21,219
  Real estate mortgage...........................................     25,661     39,536     35,534     51,523     160,556
  Commercial.....................................................     15,882      8,316     23,267     27,780      70,954
  Installment....................................................         --        272         --         --         360
                                                                   ---------  ---------  ---------  ---------  ----------
        Total....................................................     41,543     48,124     58,801     79,303     253,089
ORE..............................................................     15,116      7,439      4,726      2,052       8,637
                                                                   ---------  ---------  ---------  ---------  ----------
Total nonaccrual loans and ORE...................................  $  56,659  $  55,563  $  63,527  $  81,355  $  261,726
                                                                   ---------  ---------  ---------  ---------  ----------
                                                                   ---------  ---------  ---------  ---------  ----------
Total nonaccrual loans as a percentage of total loans............       1.46%      2.05%      3.58%      4.87%      11.67%
Total nonaccrual loans and ORE as a percentage of total loans and
  ORE............................................................       1.98       2.36       3.85       4.99       12.02
Allowance for credit losses to nonaccrual loans..................     313.14     273.28     179.15     139.34       53.77
Assets held for accelerated disposition..........................  $      --  $      --  $      --  $  17,450  $       --
Loans past due 90 days or more on accrual status:
  Real estate....................................................  $   4,076  $   3,816  $   2,830  $  17,412  $   25,458
  Commercial.....................................................      8,076      2,623      1,068     11,382       1,464
  Installment....................................................        292         58        404        155          36
                                                                   ---------  ---------  ---------  ---------  ----------
        Total....................................................  $  12,444  $   6,497  $   4,302  $  28,949  $   26,958
                                                                   ---------  ---------  ---------  ---------  ----------
                                                                   ---------  ---------  ---------  ---------  ----------
Restructured loans:
  On accrual status..............................................  $   2,569  $   5,483  $   2,061  $     958  $    1,144
  On nonaccrual status...........................................         --      1,707      7,043         --          --
                                                                   ---------  ---------  ---------  ---------  ----------
        Total....................................................  $   2,569  $   7,190  $   9,104  $     958  $    1,144
                                                                   ---------  ---------  ---------  ---------  ----------
                                                                   ---------  ---------  ---------  ---------  ----------

    The table below summarizes the approximate changes in nonaccrual loans for the years ended December 31, 1996 and 1995.

                          CHANGES IN NONACCRUAL LOANS

                                                                                             YEAR ENDED DECEMBER
                                                                                                     31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------

                                                                                             DOLLARS IN THOUSANDS
Balance, beginning of the year............................................................  $   48,124  $   58,801
Loans placed on nonaccrual................................................................      44,353      32,145
Loans acquired: First LA..................................................................          --      12,636
Charge offs...............................................................................     (13,608)    (12,488)
Loans returned to accrual status..........................................................     (11,034)     (5,432)
Repayments (including interest applied to principal)......................................     (14,995)    (36,184)
Transfers to ORE..........................................................................     (11,297)     (1,354)
                                                                                            ----------  ----------
Balance, end of year......................................................................  $   41,543  $   48,124
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $2.1 million, $4.6 million and $4.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income includes $4.1 million, $2.7 million and $3.5 million for the years ended December 31, 1996, 1995, and 1994, respectively, from collection of interest related to nonaccrual loans. Interest income not recognized on nonaccrual loans reduced the net interest margin by 6, 17, and 18 basis points for the years ended December 31, 1996, 1995, and 1994, respectively.

    It is the Bank's policy that a loan will be placed on nonaccrual status if either principal or interest payments are past due in excess of ninety days unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

    At December 31, 1996, management could not identify any significant amounts of loans about which it had serious doubts as to the ability of the borrowers to comply with the present loan payment terms in the future, beyond the loans disclosed above as past due, nonaccrual or restructured. If economic conditions change, adversely or otherwise, or if additional facts on borrowers' financial condition come to light, then the amount of potential problem loans may change, possibly significantly.

    At December 31, 1996, the allowance for credit losses was 4.58% of gross loans compared to 5.60% at December 31, 1995. The allowance at December 31, 1996 was equal to 313.1% of total nonaccrual loans up from 273.3% at December 31, 1995.

    The following table summarizes average loans outstanding during the year and changes in the allowance for credit losses for the five-year period 1992 to 1996.

                                                             RISK ELEMENTS

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------

                                           1996       1995       1994       1993       1992
                                         ---------  ---------  ---------  ---------  ---------
                                                         DOLLARS IN THOUSANDS
Average amount of loans outstanding....  $2,539,323 $1,758,671 $1,537,997 $1,762,663 $2,403,657
                                         ---------  ---------  ---------  ---------  ---------
Balance of allowance for credit losses,
  beginning of year....................  $ 131,514  $ 105,343  $ 110,499  $ 136,095  $ 125,766
                                         ---------  ---------  ---------  ---------  ---------
Loans charged off:
  Commercial loans.....................     14,647     11,124     22,038     56,012    100,092
  Real estate loans--construction......         --         --         --     13,949     17,597
  Real estate loans--mortgage..........      5,338      5,869     26,354     42,546     14,970
  Residential first mortgage...........        253         --         --         --         --
  Installment loans....................        104         48        128        621      1,460
                                         ---------  ---------  ---------  ---------  ---------
    Total loans charged off............     20,342     17,041     48,520    113,128    134,119
                                         ---------  ---------  ---------  ---------  ---------
Recoveries of loans previously charged
  off:
  Commercial loans.....................     13,325     22,045     34,163     27,842     15,243
  Real estate loans--construction......         --         --        161         20        167
  Real estate loans--mortgage..........      5,313      1,862        758        767          6
  Residential first mortgage...........         --         --         --         --         --
  Installment loans....................        279        228        747        215        154
                                         ---------  ---------  ---------  ---------  ---------
    Total recoveries...................     18,917     24,135     35,829     28,844     15,570

Net loans charged off (recovered)......      1,425     (7,094)    12,691     84,284    118,549
Additions to allowance charged to
  operating expense....................         --         --      7,535     60,163    128,878
Acquisition of First LA................         --     19,077
Other(1)...............................         --         --         --     (1,475)        --
                                         ---------  ---------  ---------  ---------  ---------
Balance, end of period.................  $ 130,089  $ 131,514  $ 105,343  $ 110,499  $ 136,095
                                         ---------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ---------  ---------
Ratio of net charge offs (recoveries)
  to average loans.....................       0.06%     (0.40)%      0.83%      4.78%      4.93%
                                         ---------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ---------  ---------

---------

(1) Allowance for credit losses allocated to $73.7 million of equity lines of credit sold in April, 1993.

    The following table reflects management's allocation of the allowance for credit losses by loan category and the ratio of loans in each category to total loans at December 31 for each of the last five years.

                   ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                                   ALLOWANCE AMOUNT                          PERCENT OF LOANS TO TOTAL LOANS
                                 -----------------------------------------------------  ------------------------------------------
                                   1996       1995       1994       1993       1992       1996       1995       1994       1993
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                 DOLLARS IN THOUSANDS
Commercial.....................  $  75,754  $  37,778  $  55,179  $  53,110  $  72,029         47%        46%        55%        58%
Real estate-construction.......      2,405      4,550      2,341      1,410     10,500          3          3          2          1
Real estate-mortgage...........     37,748     77,730     43,745     55,020     52,323         18         24         28         38
Residential first mortgage.....     13,283     10,705      3,200        100         --         31         25         13         --
Installment....................        899        751        878        859      1,243          1          2          2          3
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        Total..................  $ 130,089  $ 131,514  $ 105,343  $ 110,499  $ 136,095        100%       100%       100%       100%
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------


                                   1992
                                 ---------

Commercial.....................         57%
Real estate-construction.......          5
Real estate-mortgage...........         35
Residential first mortgage.....         --
Installment....................          3
                                 ---------
        Total..................        100%
                                 ---------
                                 ---------

    The allowance allocated to the loan categories shown above are based on previous loan loss experience, management's evaluation of the current loan portfolio, and anticipated economic conditions. While the allowance is allocated to specific loans and to portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety. Due to an increase in problem loans in the commercial category and a decrease in problem loans in the real estate mortgage category during 1996, an increased portion of the allowance for credit losses was allocated to the commercial loan category at December 31, 1996.

    A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, SFAS No. 114 requires that the impairment be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the impairment may be measured by using the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

    If the measurement of the impaired loan is less than the recorded amount of the loan, an impairment will be recognized by creating a valuation allowance with a corresponding charge to the provision for credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for credit losses. As amended by SFAS No. 118, the change in estimated value of an impaired loan may be reported in a manner consistent with the existing methods currently used by the Company.

    At December 31, 1996 and 1995, the Company had identified impaired loans with recorded investments of $33.3 million and $28.2 million, respectively. Allowances of $.5 million and $1.4 million on loans with outstanding balances of $3.3 million and $6.7 million at December 31, 1996 and 1995, respectively, representing the difference between the value of the collateral supporting the loans and their outstanding balance is included in the allowance for credit losses. The Company's policy is to record cash receipts on impaired loans first as reductions to principal and then to interest income.

OTHER REAL ESTATE

    The Company's OREO totaled $15.1 million at year end 1996 compared to $7.4 million a year ago due to increases in both commercial real estate OREO as well as single family residential OREO. The Company's policy is to record these properties at estimated fair value, net of estimated selling expenses, at the time they are transferred into ORE, thereby tying future gains or losses from sale or potential additional write downs to underlying changes in the market.

DEPOSITS

    The maturity distribution of time deposits of $100,000 or more at December 31, 1996 is as follows:

                                                                              PUBLIC TIME  CERTIFICATES
DOLLARS IN THOUSANDS                                                           DEPOSITS    OF DEPOSIT     TOTAL
----------------------------------------------------------------------------  -----------  -----------  ----------
Under 3 months..............................................................   $  32,220    $ 143,675   $  175,895
3 to 6 months...............................................................      14,800       71,685       86,485
6 to 12 months..............................................................       6,315       81,401       87,716
Over 12 months..............................................................         500       10,264       10,764
                                                                              -----------  -----------  ----------
        Total...............................................................   $  53,835    $ 307,025   $  360,860
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------

    At December 31, 1996 and 1995, the aggregate amount of deposits by foreign depositors in domestic offices totaled $30.2 million and $19.7 million, respectively, the majority of which was interest bearing. The Bank had brokered deposits of $18.4 million and $41.7 million, all from the First LA acquisition, at December 31, 1996 and 1995, respectively.

                             SHORT-TERM BORROWINGS

    The following table summarizes short-term borrowings and weighted average rates.

                                                  1996                                  1995                           1994
                                  ------------------------------------  ------------------------------------  ----------------------
                                  BALANCES AT   AVERAGE                 BALANCES AT   AVERAGE                 BALANCES AT   AVERAGE
DOLLARS IN THOUSANDS               YEAR-END     BALANCE   AVERAGE RATE   YEAR-END     BALANCE   AVERAGE RATE   YEAR-END     BALANCE
--------------------------------  -----------  ---------  ------------  -----------  ---------  ------------  -----------  ---------
Federal funds purchased and
  securities sold under
  repurchase agreements.........   $ 194,549   $ 253,853        5.06%    $ 258,353   $ 287,015        5.72%    $ 182,120   $ 215,130

Other short-term borrowings.....     148,642     265,638        5.57       195,100     114,865        6.00        50,000      20,348


DOLLARS IN THOUSANDS              AVERAGE RATE
--------------------------------  ------------
Federal funds purchased and
  securities sold under
  repurchase agreements.........        3.98%
Other short-term borrowings.....        4.12

---------

    The maximum amount of federal funds purchased and securities sold with agreements to repurchase at any month end was $490.0 million, $428.6 million and and $269.4 million in 1996, 1995 and 1994.

    The maximum amount of other short-term borrowings at any month end was $206.6 million during the year ended December 31, 1996, and $195.1 million and $50.0 million during the years ended December 31, l995 and 1994.

                        1996 QUARTERLY OPERATING RESULTS

                                                                    QUARTER ENDED
                                                 ---------------------------------------------------
DOLLARS IN THOUSANDS                             MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,     TOTAL
-----------------------------------------------  ----------  ----------  -------------  ------------  -----------
Interest income
    From loans.................................  $   53,223  $   53,826   $    57,980    $   59,673   $   224,702
    From investments...........................      15,098      13,943        14,556        13,824        57,421
                                                 ----------  ----------  -------------  ------------  -----------
                                                     68,321      67,769        72,536        73,497       282,123
Interest expense...............................     (19,161)    (19,705)      (22,346)      (21,177)      (82,389)
                                                 ----------  ----------  -------------  ------------  -----------
Net interest income............................      49,160      48,064        50,190        52,320       199,734
Provision for credit losses....................          --          --            --            --            --
                                                 ----------  ----------  -------------  ------------  -----------
Net interest income after provision for credit
  losses.......................................      49,160      48,064        50,190        52,320       199,734
Noninterest income.............................      10,645      10,405        11,323        11,435        43,808
Gain (loss) on sale of securities..............         742        (450)           30          (135)          187
Noninterest expense............................     (35,987)    (34,049)      (34,838)      (39,921)     (144,795)
ORE (expense) income...........................        (174)        215           186           (27)          200
                                                 ----------  ----------  -------------  ------------  -----------
Income before taxes............................      24,386      24,185        26,891        23,672        99,134
Income taxes...................................      (8,534)     (8,169)       (9,091)       (6,777)      (32,571)
                                                 ----------  ----------  -------------  ------------  -----------
Net income.....................................  $   15,852  $   16,016   $    17,800    $   16,895   $    66,563
                                                 ----------  ----------  -------------  ------------  -----------
                                                 ----------  ----------  -------------  ------------  -----------
Net income per share...........................  $     0.35  $     0.36   $      0.39    $     0.37   $      1.47
                                                 ----------  ----------  -------------  ------------  -----------
                                                 ----------  ----------  -------------  ------------  -----------

                        1995 QUARTERLY OPERATING RESULTS

                                                                    QUARTER ENDED
                                                 ---------------------------------------------------
DOLLARS IN THOUSANDS                             MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,     TOTAL
-----------------------------------------------  ----------  ----------  -------------  ------------  -----------
Interest income
    From loans.................................  $   37,702  $   41,257   $    43,254    $   46,649   $   168,862
    From investments...........................      11,668      11,761        11,959        13,344        48,732
                                                 ----------  ----------  -------------  ------------  -----------
                                                     49,370      53,018        55,213        59,993       217,594
Interest expense...............................     (10,857)    (12,566)      (15,074)      (16,834)      (55,331)
                                                 ----------  ----------  -------------  ------------  -----------
Net interest income............................      38,513      40,452        40,139        43,159       162,263
Provision for credit losses....................          --          --            --            --            --
                                                 ----------  ----------  -------------  ------------  -----------
Net interest income after provision for credit
  losses.......................................      38,513      40,452        40,139        43,159       162,263
Noninterest income.............................       8,222       8,520         9,337         9,083        35,162
Gain (loss) on sale of securities..............         344         291          (137)       (1,094)         (596)
Noninterest expense............................     (29,625)    (30,214)      (28,058)      (30,787)     (118,684)
ORE (expense) income...........................        (152)        (59)          195           624           608
                                                 ----------  ----------  -------------  ------------  -----------
Income before taxes............................      17,302      18,990        21,476        20,985        78,753
Income taxes...................................      (6,685)     (7,429)       (8,193)       (7,654)      (29,961)
                                                 ----------  ----------  -------------  ------------  -----------
Net income.....................................  $   10,617  $   11,561   $    13,283    $   13,331   $    48,792
                                                 ----------  ----------  -------------  ------------  -----------
                                                 ----------  ----------  -------------  ------------  -----------
Net income per share...........................  $     0.23  $     0.25   $      0.29    $     0.29   $      1.06
                                                 ----------  ----------  -------------  ------------  -----------
                                                 ----------  ----------  -------------  ------------  -----------

  MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

    Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this annual report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions, and that the consolidated financial statements reasonably present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company's consolidated financial statements amounts that are based on estimates and judgements that it believes are reasonable under the circumstances.

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

                                          /s/  RUSSELL GOLDSMITH
              ------------------------------------------------------------------
                                          Russell Goldsmith
                                          Chief Executive Officer

                                          /s/  BRAM GOLDSMITH
              ------------------------------------------------------------------
                                          Bram Goldsmith
                                          Chairman of the Board

                                          /s/  FRANK P. PEKNY
              ------------------------------------------------------------------
                                          Frank P. Pekny
                                          Executive Vice President and
                                          Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To Board of Directors and Shareholders of
City National Corporation:

    We have audited the accompanying consolidated balance sheet of City National Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurances about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP
Los Angeles, California
January 24, 1997

                           CONSOLIDATED BALANCE SHEET

                                                                                               DECEMBER 31,
                                                                                         ------------------------
DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS                                                  1996         1995
---------------------------------------------------------------------------------------  -----------  -----------
ASSETS
  Cash and due from banks..............................................................  $   331,046  $   339,737
  Interest-bearing deposits in other banks.............................................       10,978       80,696
  Federal funds sold and securities purchased under resale agreements..................      151,200      351,803
  Investment securities (fair value $194,655 in 1996 and $110,524 in 1995).............      195,229      110,006
  Securities available for sale (cost $619,580 in 1996 and $862,276 in 1995)...........      615,863      865,401
  Trading account securities...........................................................       32,129       29,728
  Loans................................................................................    2,839,435    2,346,611
  Less allowance for credit losses.....................................................      130,089      131,514
                                                                                         -----------  -----------
    Net loans..........................................................................    2,709,346    2,215,097
  Leveraged leases.....................................................................        6,147        8,400
  Premises and equipment, net..........................................................       24,196       23,607
  Customers' acceptance liability......................................................        2,339        2,656
  Other real estate....................................................................       15,116        7,439
  Deferred tax asset...................................................................       65,291       64,420
  Other assets.........................................................................       57,616       58,561
                                                                                         -----------  -----------
    Total assets.......................................................................  $ 4,216,496  $ 4,157,551
                                                                                         -----------  -----------
                                                                                         -----------  -----------
LIABILITIES
  Demand deposits......................................................................  $ 1,642,558  $ 1,490,934
  Interest checking deposits...........................................................      386,211      380,230
  Money market deposits................................................................      714,127      801,369
  Savings deposits.....................................................................      136,691       89,042
  Time deposits--under $100,000........................................................      146,076      142,731
  Time deposits--$100,000 and over.....................................................      360,860      343,729
                                                                                         -----------  -----------
  Total deposits.......................................................................    3,386,523    3,248,035
  Federal funds purchased and securities sold under repurchase agreements..............      194,549      258,353
  Other short-term borrowings..........................................................      148,642      195,100
  Long-term debt.......................................................................       34,800       25,000
  Other liabilities....................................................................       48,896       61,450
  Acceptances outstanding..............................................................        2,339        2,656
                                                                                         -----------  -----------
    Total liabilities..................................................................    3,815,749    3,790,594
                                                                                         -----------  -----------
COMMITMENTS AND CONTINGENCIES
SUBSEQUENT EVENTS
SHAREHOLDERS' EQUITY
  Preferred Stock authorized--5,000,000, none outstanding..............................           --           --
  Common Stock--par value--$1.00; authorized--75,000,000 Issued--46,302,782 shares in
    1996 and 45,553,724 shares in 1995.................................................       46,303       45,554
  Additional paid-in capital...........................................................      275,610      266,829
  Unrealized gain (loss) on available for sale securities..............................       (2,149)       1,955
  Retained earnings....................................................................      113,266       62,518
  Treasury shares, at cost--2,394,600 shares in 1996 and 762,500 shares in 1995........      (32,283)      (9,899)
                                                                                         -----------  -----------
    Total shareholders' equity.........................................................      400,747      366,957
                                                                                         -----------  -----------
    Total liabilities and shareholders' equity.........................................  $ 4,216,496  $ 4,157,551
                                                                                         -----------  -----------
                                                                                         -----------  -----------

          See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                               1996       1995       1994
---------------------------------------------------------------------------------  ---------  ---------  ---------
INTEREST INCOME
  Interest and fees on loans.....................................................  $ 224,702  $ 168,862  $ 130,129
  Interest on federal funds sold and securities purchased under resale
    agreements...................................................................      3,562      7,013      7,264
  Interest on investment securities:
    U. S. Treasury and federal agency securities.................................      6,829     25,853     32,521
    Municipal securities.........................................................      2,607      1,091        848
    Other securities.............................................................      2,089      2,280      1,566
  Interest on securities available-for-sale......................................     40,485     10,480      8,301
  Interest on trading account....................................................      1,849      2,015      1,196
                                                                                   ---------  ---------  ---------
      Total......................................................................    282,123    217,594    181,825
                                                                                   ---------  ---------  ---------
INTEREST EXPENSE
  Interest on deposits...........................................................     54,756     32,039     29,023
  Interest on federal funds purchased and securities sold under repurchase
    agreements...................................................................     12,835     16,404      8,552
  Interest on other short-term borrowings........................................     12,835      5,829        839
  Interest on long-term debt.....................................................      1,963      1,059         --
                                                                                   ---------  ---------  ---------
      Total......................................................................     82,389     55,331     38,414
                                                                                   ---------  ---------  ---------
  Net interest income............................................................    199,734    162,263    143,411
  Provision for credit losses....................................................         --         --      7,535
                                                                                   ---------  ---------  ---------
  Net interest income after provision for credit losses..........................    199,734    162,263    135,876
                                                                                   ---------  ---------  ---------
NONINTEREST INCOME
  Service charges on deposit accounts............................................     10,798      8,073      9,294
  Investment services income.....................................................     11,453      8,779      7,168
  Trust fees.....................................................................      7,176      6,496      6,762
  Gain (loss) on sale of assets..................................................      1,124        (83)     1,494
  Gain (loss) on sale of securities..............................................        187       (596)    (3,383)
  All other income...............................................................     13,257     11,897     11,462
                                                                                   ---------  ---------  ---------
      Total......................................................................     43,995     34,566     32,797
                                                                                   ---------  ---------  ---------
NONINTEREST EXPENSE
  Salaries and other employee benefits...........................................     77,011     65,375     64,396
  Professional...................................................................     13,698      8,836      8,264
  Net occupancy of premises......................................................      8,976      7,923     10,286
  Data processing................................................................      8,659      7,476      7,202
  Promotion......................................................................      5,563      4,419      2,962
  Depreciation...................................................................      5,143      4,120      4,145
  Office supplies................................................................      4,828      3,955      4,658
  FDIC insurance.................................................................          2      2,486      5,774
  Equipment......................................................................      2,249      2,272      2,653
  Other operating................................................................     18,666     11,822     10,956
  ORE (income)...................................................................       (200)      (608)    (5,297)
                                                                                   ---------  ---------  ---------
      Total......................................................................    144,595    118,076    115,999
                                                                                   ---------  ---------  ---------
  INCOME BEFORE INCOME TAXES.....................................................     99,134     78,753     52,674
  Income tax expense.............................................................     32,571     29,961     15,511
                                                                                   ---------  ---------  ---------
  NET INCOME.....................................................................  $  66,563  $  48,792  $  37,163
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  NET INCOME PER SHARE...........................................................  $    1.47  $    1.06  $    0.81
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Shares used to compute income per share........................................     45,146     45,886     45,626
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Dividends per share............................................................  $    0.36  $    0.26  $    0.05
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
DOLLARS IN THOUSANDS                                                                 1996       1995       1994
---------------------------------------------------------------------------------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................................................  $  66,563  $  48,792  $  37,163
Adjustment to net income:
  Provision for credit losses....................................................         --         --      7,535
  Writedowns on ORE..............................................................        229         96         --
  Gain on sales of ORE...........................................................       (325)    (1,055)    (5,597)
  Depreciation...................................................................      5,143      4,120      4,145
  Net (increase) decrease in trading securities..................................     (2,401)    (4,197)    14,234
  Net (increase) decrease in deferred tax benefits...............................       (871)    (6,077)   (10,200)
  Prepaid income taxes...........................................................     (4,932)        --         --
  Net increase in other liabilities (assets).....................................    (24,699)    (6,277)       165
  Other, net.....................................................................     18,362      6,047     35,745
                                                                                   ---------  ---------  ---------
      Net cash provided by operating activites...................................     57,069     41,449     83,190
                                                                                   ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in short-term investments................................     69,718    (80,022)       (25)
Purchase of securities available-for-sale........................................   (418,339)  (184,905)  (249,087)
Sales and maturities of securities available-for-sale............................    656,100    160,413    151,961
Maturities of investment securities..............................................     34,819    181,615    532,297
Purchase of investment securities................................................   (123,706)   (32,951)  (313,786)
Purchase of residential mortgage loans...........................................   (250,726)  (178,084)  (187,623)
Sale of residential mortgage loans...............................................     62,717         --         --
(Loan originations) and principal collections, net...............................   (340,802)  (206,580)   118,765
Proceeds from sales of ORE.......................................................      5,730      6,489     20,543
Proceeds from sale of leveraged leases...........................................      1,824        329      5,141
Net cash from acquisitions.......................................................         --     95,624         --
Other, net.......................................................................     31,049     17,688     33,661
                                                                                   ---------  ---------  ---------
      Net cash provided (used) by investing activities...........................   (271,616)  (220,384)   111,847
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds purchased and securities sold under
  repurchase agreements..........................................................    (63,804)    83,633    (20,339)
Net increase (decrease) in deposits..............................................    138,488     33,717   (109,005)
Net increase (decrease) in short-term borrowings.................................    (46,458)   145,000     35,000
Proceeds from issuance of long-term debt.........................................      9,800     25,000         --
Proceeds from issuance of common stock...........................................      7,847      3,131      1,147
Stock repurchases................................................................    (22,384)    (9,899)        --
Cash dividends paid..............................................................    (15,815)   (11,755)    (2,258)
Other, net.......................................................................     (2,421)     5,967     (3,405)
                                                                                   ---------  ---------  ---------
      Net cash provided (used) by financing activities...........................      5,253    274,794    (98,860)
                                                                                   ---------  ---------  ---------
Net decrease in cash and cash equivalents........................................   (209,294)    95,859     96,177
Cash and cash equivalents at beginning of year...................................    691,540    595,681    499,504
                                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................................  $ 482,246  $ 691,540  $ 595,681
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest.....................................................................  $  82,535  $  53,198  $  38,406
    Income taxes.................................................................     31,750     36,248      4,444
  Non-cash investing activities:
    Transfer from loans to foreclosed assets.....................................     15,608      2,465      4,023
    Transfers from investment securities to securities available for sale........         --    402,304         --
  Non-cash financing activities:
    Proceeds from mortgages payable..............................................         --         --    (26,319)

        See accompanying Notes to the Consolidated Financial Statements

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                               UNREALIZED
                                                                               GAIN (LOSS)
                                                                 ADDITIONAL   ON SECURITIES   RETAINED                     TOTAL
                                          SHARES      COMMON       PAID-IN     AVAILABLE-     EARNINGS     TREASURY    SHAREHOLDERS'
DOLLARS IN THOUSANDS                      ISSUED       STOCK       CAPITAL      FOR-SALE      (DEFICIT)      STOCK        EQUITY
---------------------------------------  ---------  -----------  -----------  -------------  -----------  -----------  -------------
Balances, December 31, 1993............  45,027,417  $  45,027    $ 262,471     $      --     $  (9,424)   $      --     $ 298,074
Net income.............................         --          --           --            --        37,163           --        37,163
Stock options exercised................    165,261         166          981            --            --           --         1,147
Tax benefit from stock options.........         --          --          159            --            --           --           159
Cash dividends.........................         --          --           --            --        (2,258)          --        (2,258)
Change in unrealized gain (loss) on
  securities available-for-sale........         --          --           --        (3,564)           --           --        (3,564)
                                         ---------  -----------  -----------  -------------  -----------  -----------  -------------
Balances, December 31, 1994............  45,192,678     45,193      263,611        (3,564)       25,481           --       330,721
Net income.............................         --          --           --            --        48,792           --        48,792
Stock options exercised................    361,046         361        2,770            --            --           --         3,131
Tax benefit from stock options.........         --          --          448            --            --           --           448
Cash dividends.........................         --          --           --            --       (11,755)          --       (11,755)
Change in unrealized gain (loss) on
  securities available-for-sale........         --          --           --         5,519            --           --         5,519
Repurchased shares.....................         --          --           --            --            --       (9,899)       (9,899)
                                         ---------  -----------  -----------  -------------  -----------  -----------  -------------
Balances, December 31, 1995............  45,553,724     45,554      266,829         1,955        62,518       (9,899)      366,957
Net income.............................         --          --           --            --        66,563           --        66,563
Stock options exercised................    749,058         749        7,098            --            --           --         7,847
Tax benefit from stock options.........         --          --        1,683            --            --           --         1,683
Cash dividends.........................         --          --           --            --       (15,815)          --       (15,815)
Change in unrealized gain (loss) on
  securities available-for-sale........         --          --           --        (4,104)           --           --        (4,104)
Repurchased shares.....................         --          --           --            --            --      (22,384)      (22,384)
                                         ---------  -----------  -----------  -------------  -----------  -----------  -------------
Balances, December 31, 1996............  46,302,782  $  46,303    $ 275,610     $  (2,149)    $ 113,266    $ (32,283)    $ 400,747
                                         ---------  -----------  -----------  -------------  -----------  -----------  -------------
                                         ---------  -----------  -----------  -------------  -----------  -----------  -------------

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of City National Corporation (the Corporation) and of City National Bank (the Bank) and its subsidiaries conform to generally accepted accounting principles and to prevailing practices within the banking industry. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

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

  SECURITIES

    Securities held-for-investment are classified as investment securities. Because the Company has the ability and management has the intent to hold investment securities until maturity, investment securities are stated at cost adjusted for amortization of premiums and accretion of discounts. Trading account securities are stated at market value. Investments not classified as trading securities nor as investment securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from earnings and reported as an amount net of taxes as a separate component of shareholders' equity. Premiums or discounts on investment and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of investment or available-for-sale securities are recorded using the specific identification method. Investment services income consists of fees, commissions and markups on securities transactions with customers and money market mutual fund fees.

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

    Loans are placed on nonaccrual status when a loan becomes 90 days past due as to interest or principal unless the loan is both well secured and in process of collection. Loans are also placed on nonaccrual status when the full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.

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

  LEVERAGED LEASES

    Income from leveraged leases is recognized over the terms of the leases based upon the unrecovered equity investment.

  PREMISES AND EQUIPMENT

    Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed generally on a straight-line basis over the estimated useful life of each type of asset. Gains and losses on dispositions are reflected in current operations. Maintenance and repairs are charged to operating expenses.

  OTHER REAL ESTATE (ORE)

    Other real estate is comprised of real estate acquired in satisfaction of loans. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to ORE and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. The fair value of the ORE property is based upon a current appraisal. Losses that result from the ongoing periodic valuation of these properties are charged against ORE expense in the period in which they are identified. Expenses for holding costs are charged to operations as incurred.

  INCOME TAXES

    The Company files a consolidated federal income tax return and a combined state income tax return. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting basis of assets and liabilities, as well as for operating losses and tax credit carry forwards, using enacted tax laws and rates. Deferred tax assets will be reduced through a valuation allowance whenever it becomes more likely than not that all, or some portion, will not be realized. Deferred income taxes (benefit) represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total income tax expense (benefit) for the year.

  INCOME (LOSS) PER SHARE

    Income (loss) per share is computed on the basis of the average number of common shares outstanding during each period plus the additional dilutive effect of the common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. The number of shares to compute fully diluted earnings per share, which is not materially different from primary earnings per share, total 45,875,000; 46,288,000 and 45,743,000 for 1996, 1995 and 1994, respectively.

  STATEMENT OF CASH FLOWS

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

  INTEREST-RATE-RISK MANAGEMENT ACTIVITIES

    For those interest-rate instruments that alter the repricing characteristics of assets or liabilities, the net differential to be paid or received on the instrument is treated as an adjustment to the yield on the underlying assets or liabilities (the accrual method). To qualify for accrual accounting, the interest-rate instrument must be designated to specific assets or liabilities or pools of assets or liabilities, and must be effective at altering the interest-rate characteristics of the related assets or liabilities. To be effective, there must be correlation between the interest-rate index on the underlying asset or liability and the variable rate paid on the investment. The Company measures initial and ongoing correlation by analysis of the relative movements of the interest-rate indices over time. If correlation were to cease, the interest-rate instrument would be accounted for as a trading instrument.

  STOCK OPTION PLAN

    Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1,

1996, the company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

NOTE 2. ACQUISITIONS

    On January 17, 1997, the Company completed its acquisition of Ventura County National Bancorp. The Company paid approximately $49.1 million for VCNB by issuing approximately 1.3 million treasury shares with an aggregate market value of approximately $28.1 million and paid the remainder in cash. This transaction will be accounted for under the purchase method of accounting.

    On January 24, 1997, the Company completed its acquisition of Riverside National Bank. The Company paid approximately $41.4 million for RNB by issuing approximately 1.0 million treasury shares with an aggregate market value of approximately $20.7 million and paid the remainder in cash. This transaction will be accounted for under the purchase method of accounting.

    On December 31, 1995, at the close of business, the Bank acquired all of the outstanding stock of First LA for $85 million in cash in a transaction that has been accounted for as a purchase. Immediately prior to the close, First LA sold certain real estate secured loans to its parent for $71.0 million. First LA had total assets, loans, securities, cash and other assets of $867 million, $338 million, $343 million, $110 million, and $76 million, respectively at December 31, 1995. Additionally, First LA had $796 million of deposits at December 31, 1995. Merger related expenses of $.7 million and $1.0 million were recorded in 1996 and 1995, respectively, to cover certain integration, data processing, and lease termination expenses related to the acquisition. The Company recorded core deposit intangible assets of $12.6 million at December 31, 1995 related to the First LA acquisition. At December 31, 1996, the remaining unamortized balance was $10.0 million. The recording of First LA's assets and liabilities at fair value did not result in any goodwill.

    The following table presents an unaudited pro forma combined summary of operations of the Company and First LA for the years ended December 31, 1995 and 1994. The unaudited pro forma combined summary of operations is presented as if the merger had been effective January 1, 1994. This information combines the historical results of the Company and First LA after giving effect to amortization of purchase accounting adjustments. The unaudited pro forma combined summary of operations is based on the Company's historical results and those of First LA. The unaudited pro forma combined summary of operations is intended for informational purposes only and is not necessarily indicative of the future results of the Company or of the results of the Company that would have occurred had the acquisition been in effect for the full year presented.

UNAUDITED PRO FORMA COMBINED SUMMARY OF OPERATIONS

                                                                                             YEAR ENDED DECEMBER
                                                                                                     31,
                                                                                            ----------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                                                    1995        1994
------------------------------------------------------------------------------------------  ----------  ----------
Interest income...........................................................................  $  275,809  $  240,064
Interest expense..........................................................................      78,472      56,344
                                                                                            ----------  ----------
        Net interest income...............................................................     197,337     183,720
Provision for credit losses...............................................................      14,225      28,735
Noninterest income........................................................................      39,247      38,101
Noninterest expense.......................................................................     155,769     163,743
                                                                                            ----------  ----------
Income before income taxes................................................................      66,590      29,343
Income taxes..............................................................................      29,961      15,811
                                                                                            ----------  ----------
        Net income........................................................................  $   36,629  $   13,532
                                                                                            ----------  ----------
                                                                                            ----------  ----------
        Net income per share..............................................................  $     0.80  $     0.30
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The unaudited pro forma combined net income per share were calculated based on the pro forma combined net income and the actual average common shares and share equivalents outstanding during the years presented. Because the acquisition was essentially a cash transaction, the average shares and share equivalents outstanding are the same as those in the Company's Consolidated Statement of Income for the years presented.

NOTE 3. INVESTMENT SECURITIES

    The following is a summary of the amortized cost and estimated fair value for the major categories of investment securities:

                                                                                    GROSS         GROSS
                                                                     CARRYING    UNREALIZED    UNREALIZED
DECEMBER 31                                                           VALUE         GAINS        LOSSES     FAIR VALUE
------------------------------------------------------------------  ----------  -------------  -----------  ----------
                                                                                   DOLLARS IN THOUSANDS
1996
    Mortgage-backed securities....................................  $   97,638    $     194     $   1,074   $   96,758
    State and municipal securities................................      88,445          550           244       88,751
    Other securities..............................................       9,146           --            --        9,146
                                                                    ----------        -----    -----------  ----------
        Total.....................................................  $  195,229    $     744     $   1,318   $  194,655
                                                                    ----------        -----    -----------  ----------
                                                                    ----------        -----    -----------  ----------

1995
    Mortgage-backed securities....................................  $   80,935    $     644     $     268   $   81,311
    State and municipal securities................................      19,833          161             5       19,989
    Other securities..............................................       9,238           --            14        9,224
                                                                    ----------        -----    -----------  ----------
        Total.....................................................  $  110,006    $     805     $     287   $  110,524
                                                                    ----------        -----    -----------  ----------
                                                                    ----------        -----    -----------  ----------

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

    The carrying value and estimated fair values of investment securities at December 31, 1996 by contractual maturity, are shown below:

                                                                                                                      OVER 5
                                                                                                OVER 1 YEAR         YEARS THRU
                                              TOTAL               ONE YEAR OR LESS             THRU 5 YEARS          10 YEARS
                                     -----------------------  -------------------------  -------------------------  -----------
DOLLARS IN THOUSANDS                  AMOUNT      YIELD(1)      AMOUNT       YIELD(1)      AMOUNT       YIELD(1)      AMOUNT
-----------------------------------  ---------  ------------  -----------  ------------  -----------  ------------  -----------
Mortgage-backed securities.........  $  97,638        6.45%    $      --           --%    $   7,403         6.55%    $  16,785
State and municipal securities.....     88,445        6.72         5,787         6.88        52,967         6.61        24,161
Other securities(2)................      9,146        6.49            --        --            2,418         7.61         1,000
                                     ---------         ---    -----------         ---    -----------         ---    -----------
  Total............................  $ 195,229        6.57     $   5,787         6.88     $  62,788         6.64     $  41,946
                                     ---------         ---    -----------         ---    -----------         ---    -----------
                                     ---------         ---    -----------         ---    -----------         ---    -----------
  Fair value.......................    194,655                 $   5,831                  $  63,124                  $  41,695
                                     ---------                -----------                -----------                -----------
                                     ---------                -----------                -----------                -----------


                                                         OVER 10 YEARS
                                                   -------------------------
DOLLARS IN THOUSANDS                   YIELD(1)      AMOUNT       YIELD(1)
-----------------------------------  ------------  -----------  ------------
Mortgage-backed securities.........        5.88%    $  73,450         6.57%
State and municipal securities.....        6.84         5,530         7.06
Other securities(2)................        6.61         5,728         6.00
                                            ---    -----------         ---
  Total............................        6.45     $  84,708         6.56
                                            ---    -----------         ---
                                            ---    -----------         ---
  Fair value.......................                 $  84,005
                                                   -----------
                                                   -----------

---------

(1) Fully taxable equivalent.

(2) Equity securities are reported in the "over ten years" category

NOTE 4. SECURITIES AVAILABLE-FOR-SALE

    The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

                                                                                   GROSS        GROSS
                                                                    AMORTIZED   UNREALIZED   UNREALIZED
DECEMBER 31                                                            COST        GAINS       LOSSES     FAIR VALUE
------------------------------------------------------------------  ----------  -----------  -----------  ----------
                                                                                  DOLLARS IN THOUSANDS
1996
    U.S. Government and federal agency securities.................  $  375,120   $     484    $   3,288   $  372,316
    Mortgage-backed securities....................................     130,680         270        3,014      127,936
    State and municipal securities................................      13,995          91           19       14,067
    Other securities..............................................      99,785       2,156          397      101,544
                                                                    ----------  -----------  -----------  ----------
        Total.....................................................  $  619,580   $   3,001    $   6,718   $  615,863
                                                                    ----------  -----------  -----------  ----------
                                                                    ----------  -----------  -----------  ----------

1995
    U.S. Government and federal agency securities.................  $  586,529   $   2,265    $     844   $  587,950
    Mortgage-backed securities....................................     212,266         959          521      212,704
    State and municipal securities................................      17,353          73           40       17,386
    Other securities..............................................      46,128       1,357          124       47,361
                                                                    ----------  -----------  -----------  ----------
        Total.....................................................  $  862,276   $   4,654    $   1,529   $  865,401
                                                                    ----------  -----------  -----------  ----------
                                                                    ----------  -----------  -----------  ----------

    As described in Note 3 above, the Company reclassified certain securities with an amortized cost of $402.3 million and an estimated fair value of $401.2 million at the time of reclassification from investment to available-to-sale.

    Sales of available-for-sale securities resulted in losses of $.2 million in 1996, $.2 million in 1995 and $3.4 million in 1994.

    The estimated fair value and amortized cost of securities available-for-sale at December 31, 1996, by contractual maturity, are shown below:

                                                                                                                   OVER 5
                                                                                                                    YEARS
                                                                                              OVER 1 YEAR          THRU 10
                                             TOTAL               ONE YEAR OR LESS            THRU 5 YEARS           YEARS
                                    -----------------------  -------------------------  -----------------------  -----------
DOLLARS IN THOUSANDS                 AMOUNT      YIELD(1)      AMOUNT       YIELD(1)     AMOUNT      YIELD(1)      AMOUNT
----------------------------------  ---------  ------------  -----------  ------------  ---------  ------------  -----------
U.S. Government and federal agency
  securities......................  $ 372,316        5.69%    $  15,002         5.51%   $ 344,568        5.69%    $  12,746
Mortgage-backed securities........    127,936        6.28            --        --              --       --               --
State and municipal securities....     14,067        6.76            --        --          13,545        6.75           522
Other securities(2)...............    101,544       10.74        29,104        11.46       45,644       10.44         2,140
                                    ---------       -----    -----------       -----    ---------       -----    -----------
  Total...........................  $ 615,863        6.67     $  44,106         9.44    $ 403,757        6.27     $  15,408
                                    ---------       -----    -----------       -----    ---------       -----    -----------
                                    ---------       -----    -----------       -----    ---------       -----    -----------
  Amortized Cost..................  $ 619,580                 $  44,229                 $ 404,660                 $  15,685
                                    ---------                -----------                ---------                -----------
                                    ---------                -----------                ---------                -----------


                                                       OVER 10 YEARS
                                                  -----------------------
DOLLARS IN THOUSANDS                  YIELD(1)     AMOUNT      YIELD(1)
----------------------------------  ------------  ---------  ------------
U.S. Government and federal agency
  securities......................        5.87%   $      --          --%
Mortgage-backed securities........       --         127,936        6.28
State and municipal securities....        7.14           --       --
Other securities(2)...............       11.83       24,656       10.35
                                         -----    ---------       -----
  Total...........................        6.74    $ 152,592        6.94
                                         -----    ---------       -----
                                         -----    ---------       -----
  Amortized Cost..................                $ 155,006
                                                  ---------
                                                  ---------

---------

(1) Fully taxable equivalent.

(2) Equity securities are reported in the over ten years category

    Securities totaling $568.9 million were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

    The following is a summary of the major categories of loans:

                                                                                               DECEMBER 31,
                                                                                        --------------------------
DOLLARS IN THOUSANDS                                                                        1996          1995
--------------------------------------------------------------------------------------  ------------  ------------
Commercial loans......................................................................  $  1,334,577  $  1,080,125
Real estate construction loans........................................................        92,322        81,318
Real estate mortgage loans............................................................       499,377       553,095
Residential first mortgage loans......................................................       882,573       593,546
Installment loans.....................................................................        30,586        38,527
                                                                                        ------------  ------------
  Total loans (net of unearned income and fees of $5,364 and $5,067)..................  $  2,839,435  $  2,346,611
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    At December 31, 1996 and 1995, the Company had identified impaired loans with recorded investments of $33.3 million and $28.2 million, respectively. Allowances of $.5 million and $1.4 million on loans with outstanding balances of $3.3 million and $6.7 million at December 31, 1996 and 1995, respectively, representing the differences between the value of the collateral supporting the loans and their outstanding balances, is included in the allowance for credit losses. For 1996 and 1995, the average balance of impaired loans was $36.2 million and $29.9 million, respectively. During 1996 and 1995, no interest income was recognized on impaired loans.

    In the normal course of business, the Bank has loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to other customers with a similar credit standing. The aggregate dollar amounts of these loans were $16.1 million and $16.4 million at December 31, 1996 and 1995, respectively. During 1996 there were no advances and repayments totaled $.3 million. Interest income recognized on these loans amounted to $1.4 million, $1.5 million and $1.5 million during 1996, 1995 and 1994, respectively. At December 31, 1996, none of these loans were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and Directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

    Loans past due 90 days or more and still accruing interest totaled $12.4 million, $6.5 million and $4.3 million at December 31, 1996, 1995 and 1994, respectively. Restructured loans totaled $2.6 million, $7.2 million, and $9.1 million at December 31, 1996, 1995 and 1994, respectively.

    The following is a summary of activity in the allowance for credit losses:

DOLLARS IN THOUSANDS                                                              1996        1995        1994
-----------------------------------------------------------------------------  ----------  ----------  ----------
Balance, January 1...........................................................  $  131,514  $  105,343  $  110,499
Provision charged to expense.................................................          --          --       7,535
Acquisition of First LA......................................................          --      19,077          --
Charge offs..................................................................     (20,342)    (17,041)    (48,520)
Recoveries...................................................................      18,917      24,135      35,829
                                                                               ----------  ----------  ----------
Net (charge offs) recoveries.................................................      (1,425)      7,094     (12,691)
                                                                               ----------  ----------  ----------
Balance, December 31.........................................................  $  130,089  $  131,514  $  105,343
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The following is a summary of non-performing loans and related interest foregone:

                                                                                            DECEMBER 31,
                                                                                   -------------------------------
DOLLARS IN THOUSANDS                                                                 1996       1995       1994
---------------------------------------------------------------------------------  ---------  ---------  ---------
Nonaccrual loans.................................................................  $  41,543  $  48,124  $  58,801
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Contractual interest due.........................................................      6,262      7,232      8,286
Interest recognized..............................................................      4,135      2,663      3,489
                                                                                   ---------  ---------  ---------
        Net interest foregone....................................................  $   2,127  $   4,569  $   4,797
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The following is a summary of foregone interest on nonaccrual loans at December 31. The summary does not include interest foregone on loans on nonaccrual status that were either charged off prior to year end, or restored to accrual status prior to year end or transferred to ORE prior to year end.

                                                                                                DECEMBER 31,
                                                                                       -------------------------------
DOLLARS IN THOUSANDS                                                                     1996       1995       1994
-------------------------------------------------------------------------------------  ---------  ---------  ---------
Contractual interest due.............................................................  $   4,425  $   5,821  $   6,810
Interest recognized..................................................................        491        847      1,136
                                                                                       ---------  ---------  ---------
        Net interest foregone........................................................  $   3,934  $   4,974  $   5,674
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

NOTE 6. NET INVESTMENT IN LEVERAGED LEASES

    The following is a summary of the net investment in leveraged leases:

DOLLARS IN THOUSANDS                                                                             1996       1995
---------------------------------------------------------------------------------------------  ---------  ---------
Net rental receivables.......................................................................  $   6,133  $   7,250
Estimated residual values (ranging from 5% to 20% of original asset cost)....................      2,204      3,257
Less: deferred income........................................................................     (2,190)    (2,107)
                                                                                               ---------  ---------
    Investment in leveraged leases...........................................................      6,147      8,400
Less: deferred taxes arising from leveraged leases...........................................     (5,878)    (6,476)
                                                                                               ---------  ---------
        Net investment in leveraged leases...................................................  $     269  $   1,924
                                                                                               ---------  ---------
                                                                                               ---------  ---------

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

NOTE 7. PREMISES AND EQUIPMENT

    The following is a summary of data for the major categories of premises and equipment:

                                                                                           ACCUMULATED
                                                                                           DEPRECIATION
                                                                                               AND       CARRYING
DOLLARS IN THOUSANDS                                                              COST     AMORTIZATION    VALUE
------------------------------------------------------------------------------  ---------  ------------  ---------
DECEMBER 31, 1996
    Premises, including land of $2,548........................................  $  35,025   $   21,606   $  13,419
    Furniture, fixtures and equipment.........................................     35,012       24,235      10,777
                                                                                ---------  ------------  ---------
        Total.................................................................  $  70,037   $   45,841   $  24,196
                                                                                ---------  ------------  ---------
                                                                                ---------  ------------  ---------
DECEMBER 31, 1995
    Premises, including land of $2,548........................................  $  35,835   $   19,998   $  15,837
    Furniture, fixtures and equipment.........................................     28,863       21,093       7,770
                                                                                ---------  ------------  ---------
        Total.................................................................  $  64,698   $   41,091   $  23,607
                                                                                ---------  ------------  ---------
                                                                                ---------  ------------  ---------

    Depreciation and amortization expense was $5.1 million in 1996, $4.1 million in 1995 and $4.1 million in 1994. Net rental payments on operating leases included in net occupancy of premises in the Consolidated Statement of Income were $6.4 million in 1996, $5.4 million in 1995, and $7.6 million in 1994.

    The future net minimum rental commitments were as follows at December 31, 1996:

                                                                                                NET MINIMUM RENTAL
DOLLARS IN THOUSANDS                                                                               COMMITMENTS
----------------------------------------------------------------------------------------------  ------------------
1997..........................................................................................      $    9,936
1998..........................................................................................           9,313
1999..........................................................................................           8,862
2000..........................................................................................           7,095
2001..........................................................................................           5,316
2002 - 2006...................................................................................          14,890
2007 - 2011...................................................................................             276
After 2011....................................................................................           2,291
                                                                                                       -------
  Total.......................................................................................      $   57,979
                                                                                                       -------
                                                                                                       -------

    A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. The Bank paid $1.1 million, $.9 million and $.9 million during 1996, 1995 and 1994, respectively, for rent and operating expense pass throughs to a real estate partnership in which the Bank owns a 32% interest, and Mr. Bram Goldsmith, Chairman and Chief Executive Officer, indirectly owns a 14% interest.

    The rental commitment amounts in the table above reflects the contractual obligations of the Company under all leases including those assumed in the acquisition of First LA. Lease obligations assumed from First LA have been adjusted to current market values through purchase accounting adjustments. The allowance thus created will be accreted over the terms of the leases and reduce the total expense recognized by the Company in its operating expenses. In addition, at December 31, 1996, the Company had a balance of $4.0 million remaining in its branch consolidation reserve established in 1993. This amount represents the present value of amounts estimated by management required to settle lease obligations through early termination or payment of the remaining contractual obligations.

NOTE 8. INCOME TAXES

    Income tax (benefit) in the Consolidated Statement of Income includes the following amounts:

DOLLARS IN THOUSANDS                                                                CURRENT   DEFERRED     TOTAL
---------------------------------------------------------------------------------  ---------  ---------  ---------
1996
    Federal......................................................................  $  31,399  $  (3,639) $  27,760
    State........................................................................     10,168     (5,357)     4,811
                                                                                   ---------  ---------  ---------
        Total....................................................................  $  41,567  $  (8,996) $  32,571
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
1995
    Federal......................................................................  $  31,829  $  (9,020) $  22,809
    State........................................................................      7,442       (290)     7,152
                                                                                   ---------  ---------  ---------
        Total....................................................................  $  39,271  $  (9,310) $  29,961
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
1994
    Federal......................................................................  $  22,761  $  (4,200) $  18,561
    State........................................................................        800     (3,850)    (3,050)
                                                                                   ---------  ---------  ---------
        Total....................................................................  $  23,561  $  (8,050) $  15,511
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below.

NET DEFERRED TAX ASSETS

DOLLARS IN THOUSANDS                                                                           1996        1995
------------------------------------------------------------------------------------------  ----------  ----------
Deferred tax assets:
        Allowance for credit losses.......................................................  $   45,518  $   45,041
        Net operating loss carryforward...................................................      18,775      18,444
        Accrued expenses..................................................................       2,897       7,773
        State income taxes................................................................      15,277      18,884
        Unrealized losses on available for sale securities................................       1,568          --
        Purchase accounting fair value adjustment.........................................       4,254       4,673
        Other.............................................................................       1,085         494
                                                                                            ----------  ----------
            Total gross deferred tax assets...............................................      89,374      95,309
        Valuation allowance...............................................................     (11,557)    (19,787)
                                                                                            ----------  ----------
                                                                                                77,817      75,522

Deferred tax liabilities:
        Leveraged leases..................................................................       5,014       6,476
        Core deposit intangibles..........................................................       3,577
        Installment sales.................................................................       1,614       1,978
        Unrealized gains on available for sale securities.................................          --       1,170
        Deferred loan origination costs...................................................         936         410
        Loan fees.........................................................................         830         753
        Other.............................................................................         555         315
                                                                                            ----------  ----------
            Total gross deferred tax liabilities..........................................      12,526      11,102
                                                                                            ----------  ----------
Net deferred tax assets...................................................................  $   65,291  $   64,420
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

                                                                                            % OF PRETAX INCOME (LOSS)
                                                                                      -------------------------------------
                                                                                         1996         1995         1994
                                                                                      -----------  -----------  -----------
Statutory rate (benefit)............................................................       35.0%        35.0%        35.0%
Net state income tax (benefit)......................................................        6.4          6.6          6.9
Tax exempt income...................................................................       (3.6)        (1.5)        (1.5)
Tax credits.........................................................................       (1.1)        (1.0)       --
Reduction in valuation allowances...................................................       (4.3)        (0.7)       (11.0)
All other--net......................................................................        0.5         (0.4)       --
                                                                                            ---          ---        -----
Effective tax provision (benefit)...................................................       32.9%        38.0%        29.4%
                                                                                            ---          ---        -----
                                                                                            ---          ---        -----

    SFAS No. 109 requires that the tax benefit of deductible temporary differences and net operating loss carryforwards be recorded as an asset to the extent that management assesses the utilization of such temporary differences and carryforwards to be "more likely than not." In accordance with SFAS No. 109, the realization of tax benefits of deductible temporary differences and carryforwards depends on whether the Company has sufficient taxable income within the carry back and carry forward period permitted by the tax law to allow for utilization of the deductible amounts. As of any period end, the amount of deferred tax asset that is considered realizable could be reduced if estimates of future taxable income are reduced.

    As of January 1, 1996, the Company had a $19.8 million valuation allowance, of which $8.7 million related to net California deductible temporary differences of $76.0 million. California law does not permit carry backs and requires a 50% reduction of tax losses that are carried forward. In 1996, the Company reduced the valuation allowance by $6.0 million as part of the Company's periodic reevaluation of deferred tax assets which it believes are more likely than not to be realized in future tax returns. The Company considered, among other factors, the record earnings reported in 1996 in its evaluation of those deferred tax assets that it believes to be more likely than not to be realized.

    At December 31, 1996, the Company's valuation allowance totaled $11.6 million, of which $7.1 million resulted from the net operating loss carry forwards of First LA. First LA's federal net operating loss carryforwards total $53.6 million , of which $2.7 million will expire in 2008, $25.7 million will expire in 2009 and $25.2 million will expire in 2010. First LA's California net operating loss carryforwards total $32.7 million, of which $3.7 million will expire in 1997, $7.7 million will expire in 1998, $10.1 million will expire in 1999 and $11.2 million will expire in 2000. Future reversals, if any, of the $7.1 million valuation allowances resulting from the acquisition of First LA will reduce core deposit intangibles since there was no goodwill resulting from the acquisition of First LA.

NOTE 9. RETIREMENT PLAN

    The Company has a profit sharing retirement plan with an IRS Section 401 (K) feature covering all employees with at least one year of continuous service. Contributions are made on an annual basis into a trust fund and are allocated to the participants based on their salaries and length of service. The contribution requirement is based on a percentage of annual operating income. For 1996, 1995 and 1994, the Company recorded contributions expense of $5.6 million, $4.1 million and $3.3 million, respectively.

    Employees may contribute up to 15% of their pretax salary, but not more than the maximum allowed under IRS regulations. Through December 31, 1996, the Company matched 10% of the first four percent of covered compensation contributed using forfeitures and cash. For 1996, 1995, and 1994 the Company's matching contribution was $40,000, $63,000 and $140,000, respectively.

    The Company does not provide for any post retirement employee benefits beyond the profit sharing retirement plan.

NOTE 10. STOCK OPTION PLANS

    Under the 1995 Omnibus Plan, 3,000,000 shares of the Company's common stock were reserved for grant of stock options. The Corporation's 1983 Stock Option Plan and 1985 Stock Option Plan have expired but options granted thereunder remain outstanding. Grants to employees will be at prices at least equal to the market price of the Company's stock on the effective date of the grant. In each succeeding year following the date of grant, 25% of the options become exercisable. After ten years from grant, all unexercised options will expire.

    The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.51 and $4.39 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
1996--expected dividend yield 1.64%, risk-free interest rate of 6.01%, and an expected life of 7.5 years; 1995--expected dividend yield 1.87%, risk-free interest rate of 6.86%, and an expected life of 7.5 years.

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                                                1996       1995
                                                                                              ---------  ---------
Net income, as reported.....................................................................  $  66,563  $  48,792
Pro forma net income........................................................................     65,140     47,824
Earnings per share, as reported.............................................................  $    1.47  $    1.06
Proforma earnings per share.................................................................       1.44       1.04

    Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of generally four years and compensation cost for options granted prior to January 1, 1995 is not considered.

    The Corporation, on October 16, 1995 (in connection with an employment agreement), granted to Mr. Russell Goldsmith, Chief Executive Officer, a nonstatutory stock option for 350,000 shares of the Company's common stock at the market price at the date of the grant, $13.38. The options are exercisable one-third upon grant, one-third at the end of the first year of such employment contract, and the final one-third at the end of the second year of the employment contract. At December 31, 1996, stock options covering 233,345 shares were exercisable.

    The following is a summary of the transactions under the stock option plans described above:

STOCK OPTION PLANS:

                                          1996                         1995                         1994
                               ---------------------------  ---------------------------  --------------------------
                                NUMBER(1)                    NUMBER(1)                    NUMBER(1)
                                OF SHARES    OPTION PRICE    OF SHARES    OPTION PRICE    OF SHARES   OPTION PRICE
                               -----------  --------------  -----------  --------------  -----------  -------------
Options outstanding, January
  1..........................       4,120   $   5.05-23.75       4,251   $   5.05-23.75       4,888   $  5.05-23.75
Granted......................         603      13.25-17.75       1,056      10.25-13.75          21      8.38-10.88
Exercised....................        (749)      6.31-15.57        (361)      6.31-12.65        (165)      5.97-8.72
Cancelled....................        (287)      6.31-21.79        (826)      6.31-23.75        (493)     6.31-23.75
                                    -----   --------------       -----   --------------       -----   -------------
Options outstanding, December
  31.........................       3,687   $   5.05-23.75       4,120   $   5.05-23.75       4,251   $  5.05-23.75
                                    -----   --------------       -----   --------------       -----   -------------
                                    -----   --------------       -----   --------------       -----   -------------
Exercisable..................       2,424                        2,696                        3,176
                                    -----                        -----                        -----
                                    -----                        -----                        -----

---------

(1) In thousands

    At December 31, 1996, nonstatutory and incentive stock options covering 548,367 and 1,875,354 shares, respectively, of the Company's common stock were exercisable under the plans. At December 31, 1996, 2,393,921 shares were available for future grants.

    The Company also grants annually to each Director stock options with a value of $3,000 at an exercise price of $1 per share. Such options fully vest six months after grant. During 1996 and 1995, options to purchase 1,904 and 2,926 shares respectively, were granted to directors.

NOTE 11. BORROWED FUNDS

    The following is a summary of borrowed funds of the Company excluding federal funds purchased and securities sold under agreements to repurchase.

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
DOLLARS IN THOUSANDS                                                                           1996        1995
------------------------------------------------------------------------------------------  ----------  ----------
Other short-term borrowings:
        Term federal funds purchased......................................................  $       --  $  100,000
        Treasury, tax and loan note.......................................................      98,642      30,100
        Federal Home Loan Bank advance....................................................      50,000      65,000
                                                                                            ----------  ----------
            Total.........................................................................  $  148,642  $  195,100
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Long-term debt:
        Federal Home Loan Bank advance....................................................  $   25,000  $   25,000
        Guaranteed Investment Contract....................................................       9,800          --
                                                                                            ----------  ----------
            Total.........................................................................  $   34,800  $   25,000
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Short term borrowings consist of funds with original maturities of one year or less, and long-term debt consists of borrowings with original maturities of greater than one year. The maximum amount of other short-term borrowings at any month end was $206.6 million, $195.1 million and $50.0 million in 1996, 1995, and 1994, respectively.

    The long term debt is comprised of $25.0 million of Federal Home Loan Bank advances maturing on May 8, 1997 with a fixed interest rate of 6.50% and a $9.8 million guaranteed investment contract maturing January 1, 1998 with a fixed interest rate of 5.30%.

NOTE 12. AVAILABILITY OF FUNDS FROM SUBSIDIARIES; RESTRICTIONS ON CASH BALANCES; CAPITAL

    Historically, the majority of the funds for the payment of dividends by the Company have been obtained from its subsidiary, City National Bank. Under federal banking law, dividends declared by national banks in any calendar year may not, without the approval of the OCC, exceed net profits (as defined), for that year combined with its retained net profits for the preceding two calendar years. At December 31, 1996, the Bank could have declared dividends of $59.9 million without the approval of regulators.

    Federal banking law also prohibits the Corporation from borrowing from its bank subsidiaries on less than a fully secured basis. At December 31, 1996 and 1995, the Corporation had borrowed from the Bank $27.5 million and $19.7 million, respectively, all of which was appropriately secured in compliance with regulatory requirements.

    Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for us by the Bank or the Company. During 1996 and 1995, reserve balances averaged approximately $68.7 million and $62.6 million, respectively.

    The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank's assets, liabilities and certain off-balance-sheet items as calculated under the regulatory accounting practices. The Company's and the Bank's capital amounts and classification are alos subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

    As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Company's actual amounts and ratios are presented in the table:

                                                                                           FOR CAPITAL
                                                                  ACTUAL                ADEQUACY PURPOSES
                                                              --------------   ------------------------------------
                                                              AMOUNT  RATIO    AMOUNT             RATIO
                                                              ------  ------   ------          ------------
As of December 31, 1996:
  Total capital
    (to risk weighted assets)...............................  $422.7  14.55%   $232.5  GREATER THAN OR EQUAL TO 8.0%
  Tier 1 capital
    (to risk weighted assets)...............................   385.3  13.26%    116.2  GREATER THAN OR EQUAL TO 4.0%
  Tier 1 capital
    (to average assets).....................................   385.3   9.75%    158.0  GREATER THAN OR EQUAL TO 4.0%
As of December 31, 1995:
  Total capital
    (to risk weighted assets)...............................  $377.4  14.91%   $202.5  GREATER THAN OR EQUAL TO 8.0%
  Tier 1 capital
    (to risk weighted assets)...............................   344.2  13.60%    101.2  GREATER THAN OR EQUAL TO 4.0%
  Tier 1 capital
    (to average assets).....................................   344.2  11.17%    123.3  GREATER THAN OR EQUAL TO 4.0%

    The Bank's actual amounts and ratios are presented in the table:

                                                                                           FOR CAPITAL
                                                                  ACTUAL                ADEQUACY PURPOSES
                                                              --------------   ------------------------------------
                                                              AMOUNT  RATIO    AMOUNT             RATIO
                                                              ------  ------   ------          ------------
As of December 31, 1996:
  Total capital
    (to risk weighted assets)...............................  $359.0  12.53%   $229.2  GREATER THAN OR EQUAL TO 8.0%
  Tier 1 capital
    (to risk weighted assets)...............................   322.0  11.24%    114.6  GREATER THAN OR EQUAL TO 4.0%
  Tier 1 capital
    (to average assets).....................................   322.0   8.22%    156.6  GREATER THAN OR EQUAL TO 4.0%
As of December 31, 1995:
  Total capital
    (to risk weighted assets)...............................  $351.7  13.95%   $201.7  GREATER THAN OR EQUAL TO 8.0%
  Tier 1 capital
    (to risk weighted assets)...............................   318.7  12.64%    100.8  GREATER THAN OR EQUAL TO 4.0%
  Tier 1 capital
    (to average assets).....................................   318.7  10.40%    122.6  GREATER THAN OR EQUAL TO 4.0%

NOTE 13. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheet.

    Exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit and financial guarantees written, is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

    The Company had outstanding loan commitments aggregating $854.1 million and $821.3 million in December 31, 1996 and 1995, respectively. In addition, the Company had $81.5 million and $90.1 million outstanding in bankers acceptances and letters of credit of which $79.1 million and $65.3 million relate to standby letters of credit at December 31, 1996 and 1995, respectively. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in he contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis.

    The Corporation or its subsidiaries are defendants in various pending lawsuits claiming substantial amounts. Based upon present knowledge, management and in-house counsel are of the opinion that the final outcome of such lawsuits will not have a material adverse effect upon the financial position of the Corporation. In December 1996, the Company settled a lender liability lawsuit and recorded a pretax charge of $3.4 million against operations.

    Under the Bank's contract with ALLTEL Information Services, Inc. (formerly Systematics Inc.), the minimum annual purchases for data processing services was $5.5 million in 1996. This obligation will continue until December 31, 2000 and will increase annually at 80% of the increase in the Consumer Price Index. Billings to the Bank by ALLTEL Information Services, Inc. amounted to $7.2 million, $6.0 million and $6.2 million for 1996, 1995 and 1994, respectively.

NOTE 14. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  LOAN RECEIVABLES

    For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using dealer quotes, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded that the allowance for credit losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 1996 and 1995.

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

  COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND FINANCIAL
    GUARANTEES WRITTEN

    The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

  DERIVATIVES

    The fair value of exchange traded derivatives is based on quoted market prices or dealer quotes. The fair value of non-exchange traded derivatives consists of net unrealized gains or losses, accrued interest receivable or payable and any premiums paid or received.

    The estimated fair values of the financial instruments of the Company are as follows:

                                                             DECEMBER 31, 1996                 DECEMBER 31, 1995
                                                      --------------------------------  --------------------------------
                                                         CARRYING           FAIR           CARRYING           FAIR
                                                          AMOUNT            VALUE           AMOUNT            VALUE
                                                      ---------------  ---------------  ---------------  ---------------
                                                                             DOLLARS IN THOUSANDS
Financial assets:
  Cash and due from banks...........................  $    342,024     $    342,024     $    420,433     $    420,433
  Federal funds sold and securities purchased under
    resale agreements...............................       151,200          151,200          351,803          351,803
  Investment securities.............................       195,229          194,655          110,006          110,524
  Securities available for sale.....................       615,863          615,863          865,401          865,401
  Trading account assets............................        32,129           32,129           29,728           29,728
  Loans, net of allowance for credit losses.........     2,709,346        2,714,532        2,215,097        2,220,583
Financial liabilities:
  Deposits..........................................     3,386,523        3,385,377        3,248,035        3,248,918
  Federal funds purchased and securities sold under
    repurchase agreements...........................       194,549          194,549          258,353          258,353
  Other short-term borrowings.......................       148,642          148,642          195,100          195,100
  Long-term debt....................................        34,800           34,814           25,000           25,475
  Commitments to extend credit......................        (5,674)          (5,674)          (3,607)          (3,607)
  Derivative contracts..............................       325,000(1)          (363)(2)       25,000(1)           215(2)

---------

(1) Notional amount

(2) Estimated net gains (losses) to settle derivative contracts as of respective period ends.

NOTE 15. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEET

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                                                             DOLLARS IN THOUSANDS
A S S E T S :
------------------------------------------------------------------------------------------
Cash......................................................................................  $   23,776  $    1,649
Short-term investments....................................................................          --       9,400
Securities available-for-sale.............................................................      67,533      34,514
Other assets..............................................................................       1,156         425
Investment in City National Bank..........................................................     336,632     340,669
                                                                                            ----------  ----------
    Total assets..........................................................................  $  429,097  $  386,657
                                                                                            ----------  ----------
                                                                                            ----------  ----------
L I A B I L I T I E S :
------------------------------------------------------------------------------------------
Notes payable to Bank.....................................................................  $   27,500  $   19,700
Other liabilities.........................................................................         850          --
                                                                                            ----------  ----------
    Total liabilities.....................................................................      28,350      19,700
        Total shareholders' equity........................................................     400,747     366,957
                                                                                            ----------  ----------
        Total liabilities and shareholders' equity........................................  $  429,097  $  386,657
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                         CONDENSED STATEMENT OF INCOME

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
DOLLARS IN THOUSANDS                                                                 1996       1995       1994
---------------------------------------------------------------------------------  ---------  ---------  ---------
Income:
    Dividends from Bank..........................................................  $  63,891  $  24,066  $      --
    Interest and dividend income.................................................      4,313      2,081        854
    Gain on sale of securities...................................................        407        972         --
                                                                                   ---------  ---------  ---------
        Total income.............................................................     68,611     27,119        854
Interest on note payable to Bank.................................................      1,720        803         --
Other expenses...................................................................        463        341        361
                                                                                   ---------  ---------  ---------
        Total expenses...........................................................      2,183      1,144        361
                                                                                   ---------  ---------  ---------
Income before tax and equity in undistributed income of Bank.....................     66,428     25,975        493
Income taxes.....................................................................         22        112        121
                                                                                   ---------  ---------  ---------
Income before equity in undistributed income of Bank.............................     66,406     25,863        372
Equity in undistributed income of Bank...........................................        157     22,929     36,791
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $  66,563  $  48,792  $  37,163
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
DOLLARS IN THOUSANDS
------------------------------------------------------------------------------
Operating Activities:
  Net income..................................................................  $   66,563  $   48,792  $   37,163
    Adjustments to net income:
      Equity in undistributed (income) of Bank................................        (157)    (22,929)    (36,791)
      Other, net..............................................................        (363)       (115)        185
                                                                                ----------  ----------  ----------
        Net cash provided by operating activities.............................      66,043      25,748         557
                                                                                ----------  ----------  ----------
Investing Activities:
    Capital contributed to Bank...............................................          --          --          --
    Net decrease (increase) in short-term investments.........................       9,400      (8,925)      5,025
    Maturities of investment securities.......................................          --         500       2,000
    Maturities of securities available for sale...............................       2,000       1,500          --
    Purchase of securities available-for-sale.................................     (39,096)    (21,188)     (6,711)
    Sales of securities available-for-sale....................................       4,731       2,380         310
    Other, net................................................................        (172)       (750)       (112)
                                                                                ----------  ----------  ----------
        Net cash provided by (used in) investing activities...................     (23,137)    (26,483)        512
                                                                                ----------  ----------  ----------
Financing Activities:
    Cash dividends paid.......................................................     (15,815)    (11,755)     (2,258)
    Borrowings from Bank......................................................       7,800      19,700          --
    Purchase of treasury shares...............................................     (22,384)     (9,899)         --
    Stock options exercised...................................................       7,847       3,131       1,147
    Other, net................................................................       1,773       1,003         189
                                                                                ----------  ----------  ----------
        Net cash provided by (used in) financing activities...................     (20,779)      2,180        (922)
                                                                                ----------  ----------  ----------
Net increase in cash and cash equivalents.....................................      22,127       1,445         147
Cash and cash equivalents at beginning of year................................       1,649         204          57
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $   23,776  $    1,649  $      204
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS

    The following table presents the notional amount and fair value of interest-rate risk-management instruments at December 31, 1996 and 1995:

                                                                                          1996                      1995
                                                                                ------------------------  ------------------------
                                                                                 NOTIONAL       FAIR       NOTIONAL       FAIR
(DOLLARS IN MILLIONS)                                                             AMOUNT        VALUE       AMOUNT        VALUE
------------------------------------------------------------------------------  -----------     -----     -----------     -----
Receive-fixed/pay variable....................................................   $   325.0    $     (.4)   $    25.0    $      .2

    Interest-rate swap agreements involve the exchange of fixed- and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest-rate risk-management instruments had an exposure to credit risk of $.4 million and $.2 million at December 31, 1996 and 1995, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at year end. The Company's swaps agreements require the deposit of collateral to mitigate the amount of credit risk if certain threshholds are exceeded. No amounts were required to be deposited by the Company or its counterparties as of December 31, 1996.

    The periodic net settlement of interest-rate risk-management instruments is recorded as an adjustment to net interest income. These interest-rate risk-management instruments generated $.3 million in net interest income in 1996 and had no effect on net interest income in 1995.