Form 10-Q
period 1997-03-31
CITY NATIONAL CORP
filed 1997-05-14
CIK 201461

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                      FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter ended March 31, 1997  Commission File Number 1-10521


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


    Registrant's telephone number, including area code (310)888-6000


     Indicate by check mark whether the registrant(1)has filed all reports required to be filed by Section 13 or 15 (d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     YES  X    NO
        ------   -------


     Number of shares of common stock outstanding at April 30, 1997: 46,090,258

                              CITY NATIONAL CORPORATION
                              Consolidated Balance Sheet
                                     (Unaudited)

                                                                   ASSETS
                                                                                 March 31,      December 31,        March 31,
                                                                                  1997             1996               1996
                                                                               ---------        ------------       -----------
                                                                                                 (Dollars in thousands)
Cash and due from banks. . . . . . . . . . . . . . . . . .                    $  268,911       $  331,046         $  302,901
Interest-bearing deposits in other banks . . . . . . . . .                         1,160           10,978             30,701
Federal funds sold and securities purchased under
  resale agreements. . . . . . . . . . . . . . . . . . . .                        60,000          151,200            160,000
Investment securities (market values $212,117; $194,655
  and $168,143 at March 31, 1997, December 31, 1996 and
  March 31, 1996, respectively). . . . . . . . . . . . . .                       214,820          195,229            169,998
Securities available for sale (cost $611,254; $619,580 and
  $673,418 at March 31, 1997, December 31, 1996 and
  March 31, 1996, respectively). . . . . . . . . . . . . .                       602,631          615,863            666,367
Trading account securities . . . . . . . . . . . . . . . .                        39,639           32,129             32,363
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . .                     3,302,001        2,839,435          2,373,914
Less allowance for credit losses . . . . . . . . . . . . .                       137,614          130,089            128,911
                                                                             ------------    -------------     --------------
  Net loans                                                                    3,164,387        2,709,346          2,245,003
Leveraged leases                                                                   5,549            6,147              6,614
Premises and equipment, net                                                       32,798           24,196             24,028
Customers' acceptance liability                                                    1,988            2,339              1,754
Other real estate                                                                 18,958           15,116             12,562
Deferred tax asset                                                                51,834           65,291             63,400
Goodwill and core deposit intangibles                                             63,207           10,083             11,918
Other assets                                                                      57,763           47,533             40,332
                                                                             ------------    -------------      -------------
  Total assets                                                              $  4,583,645     $  4,216,496       $  3,767,941
                                                                             ------------    -------------      -------------
                                                                             ------------    -------------      -------------

                                                                 LIABILITIES
Demand deposits                                                             $  1,547,850     $  1,642,558       $  1,194,003
Interest checking deposits                                                       375,186          386,211            307,806
Money market accounts                                                            813,155          714,127            746,243
Savings deposits                                                                 174,072          136,691            133,238
Time deposits - under $100,000                                                   240,054          146,076            131,481
Time deposits - $100,000 and over                                                489,680          360,860            358,103
                                                                             ------------      -----------       ------------
  Total deposits                                                               3,639,997        3,386,523          2,870,874

Federal funds purchased and securities sold
  under repurchase agreements                                                    130,131          194,549            288,996
Other short-term borrowings                                                      262,339          148,642            160,843
Long-term debt                                                                    34,800           34,800             34,800
Other liabilities                                                                 49,115           48,896             53,896
Acceptances outstanding                                                            1,988            2,339              1,754
                                                                             ------------      -----------       ------------
  Total liabilities                                                            4,118,370        3,815,749          3,411,163
                                                                             ------------      -----------       ------------

Commitments and contingencies

                                                            SHAREHOLDERS' EQUITY
Preferred Stock authorized-5,000,000, none outstanding                                 -                -                  -
Common stock- par value- $1.00; authorized - 75,000,000
  Issued- 46,694,668; 46,302,782 and 45,817,762 at
  March 31, 1997, December 31, 1996 and March 31, 1996,
  respectively                                                                    46,695           46,303             45,818
Additional paid-in capital                                                       300,102          275,610            269,588
Unrealized gain (loss) on available for sale securities                           (4,973)          (2,149)            (4,054)
Retained earnings                                                                126,163          113,266             74,370
Treasury shares, at cost - 135,475; 2,394,600 and 2,211,200 at March 31,
  1997, December 31, 1996 and March 31, 1996, respectively                        (2,712)         (32,283)           (28,944)
                                                                          ---------------    -------------       ------------
  Total shareholders' equity                                                     465,275          400,747            356,778
                                                                          ---------------    -------------      -------------
  Total liabilities and shareholders' equity                              $    4,583,645     $  4,216,496       $  3,767,941
                                                                          ---------------    -------------      -------------
                                                                          ---------------    -------------      -------------

See accompanying Notes to the Unaudited Consolidated Financial Statements


                              City National Corporation
                         Consolidated Statement of Operations
                                     (Unaudited)


                                                                      For the quarter ended March 31,
                                                                           1997           1996
                                                                        --------       --------
                                                                           (Dollars in thousands)
INTEREST INCOME:
   Interest and fees on loans. . . . . . . . . . . . . . . . . . . .    $70,011        $53,223
   Interest on federal funds sold and securities purchased
     under resale agreements . . . . . . . . . . . . . . . . . . . .        312          1,407
   Interest on investment securities:
     U.S. Treasury and federal agency securities . . . . . . . . . .      1,667          1,587
    Municipal securities . . . . . . . . . . . . . . . . . . . . . .      1,107            320
    Other securities . . . . . . . . . . . . . . . . . . . . . . . .        254            571
   Interest on securities available for sale . . . . . . . . . . . .      9,517         10,743
   Interest on trading account securities. . . . . . . . . . . . . .        439            470
                                                                        --------       --------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     83,307         68,321
                                                                        --------       --------
INTEREST EXPENSE:
   Interest on deposits. . . . . . . . . . . . . . . . . . . . . . .     16,494         13,433
   Interest on federal funds purchased and securities sold
    under repurchase agreements. . . . . . . . . . . . . . . . . . .      2,922          4,427
   Interest on other short-term borrowings . . . . . . . . . . . . .      3,610            877
   Interest on long-term debt. . . . . . . . . . . . . . . . . . . .        509            424
                                                                        --------       --------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23,535         19,161
                                                                        --------       --------
   NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . .     59,772         49,160
   PROVISION FOR CREDIT LOSSES . . . . . . . . . . . . . . . . . . .          -              -
                                                                        --------       --------
   Net interest income after provision for credit losses . . . . . .     59,772         49,160
                                                                        --------       --------
NONINTEREST INCOME:
   Service charges on deposit accounts . . . . . . . . . . . . . . .      3,304          2,646
   Investment services income. . . . . . . . . . . . . . . . . . . .      3,051          2,469
   Trust fees. . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,016          1,721
   Gain on sale of assets. . . . . . . . . . . . . . . . . . . . . .      1,039            688
   Gain (loss) on sales of securities. . . . . . . . . . . . . . . .       (277)           742
   All other income. . . . . . . . . . . . . . . . . . . . . . . . .      3,492          3,121
                                                                        --------       --------
    Total noninterest income . . . . . . . . . . . . . . . . . . . .     12,625         11,387
                                                                        --------       --------
NONINTEREST EXPENSE:
   Salaries and other employee benefits. . . . . . . . . . . . . . .     23,496         20,139
   Net occupancy of premises . . . . . . . . . . . . . . . . . . . .      2,362          2,814
   Data processing . . . . . . . . . . . . . . . . . . . . . . . . .      2,152          2,183
   Professional. . . . . . . . . . . . . . . . . . . . . . . . . . .      4,582          3,139
   FDIC insurance. . . . . . . . . . . . . . . . . . . . . . . . . .         88              1
   Office supplies . . . . . . . . . . . . . . . . . . . . . . . . .      1,556          1,154
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,357          1,278
   Promotion . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,722          1,145
   Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .        581            480
   Amortization of goodwill and core deposit intangibles . . . . . .      1,381            435
   Other operating . . . . . . . . . . . . . . . . . . . . . . . . .      4,270          3,219
   Other real estate expense . . . . . . . . . . . . . . . . . . . .        378            174
                                                                        --------       --------
    Total noninterest expense. . . . . . . . . . . . . . . . . . . .     43,925         36,161
                                                                        --------       --------
Income before taxes. . . . . . . . . . . . . . . . . . . . . . . . .     28,472         24,386
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,469          8,534
                                                                        --------       --------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $18,003        $15,852
                                                                        --------       --------
                                                                        --------       --------
NET INCOME PER SHARE . . . . . . . . . . . . . . . . . . . . . . . .      $0.38          $0.35
                                                                        --------       --------
                                                                        --------       --------
Shares used to compute net income per share. . . . . . . . . . . . .     47,608         44,932
                                                                        --------       --------
                                                                        --------       --------

See accompanying Notes to the Unaudited Consolidated Financial Statements

                              City National Corporation
                         Consolidated Statement of Cash Flows
                                     (Unaudited)


                                                                           For the three months
                                                                             ended March 31,
                                                                        ------------------------
                                                                            1997          1996
                                                                        ------------------------
                                                                          (Dollars in thousands)
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  18,003      $  15,852
Adjustment to net income:
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .          1,357          1,278
   Amortization of goodwill and core deposit intangibles . . . .          1,381            435
  Net (increase)  in trading securities. . . . . . . . . . . . .         (7,510)        (2,635)
  Net decrease in deferred tax benefits. . . . . . . . . . . . .         13,457          1,020
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .        (12,811)        (5,619)
                                                                        --------       --------
    Net cash provided (used) by operating activites. . . . . . .         13,877         10,331
                                                                        --------       --------

INVESTING ACTIVITIES
Net decrease in short-term investments . . . . . . . . . . . . .          9,818         49,995
Purchase of securities available for sale. . . . . . . . . . . .       (134,694)      (324,294)
Sales and maturities of securities available for sale. . . . . .        198,346        510,243
Maturities of investment securities. . . . . . . . . . . . . . .          2,988          8,621
Purchase of investment securities. . . . . . . . . . . . . . . .        (21,851)       (72,147)
Purchase of residential mortgage loans . . . . . . . . . . . . .        (74,681)      (118,283)
Sale of residential mortgage loans . . . . . . . . . . . . . . .         47,513              -
Other loan originations net of principal collections . . . . . .        (83,751)        85,457
Proceeds from sales of ORE . . . . . . . . . . . . . . . . . . .          5,411              -
Proceeds from sale of leveraged leases . . . . . . . . . . . . .              -          1,824
Net cash provided by acquisitions. . . . . . . . . . . . . . . .         42,876              -
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,456)        16,619
                                                                        --------       --------

   Net cash provided (used) by investing activities. . . . . . .        (16,481)       158,035
                                                                        --------       --------

FINANCING ACTIVITIES
Net increase in federal funds purchased and
  securities sold under repurchase agreements. . . . . . . . . .         80,582         30,643
Net decrease in deposits . . . . . . . . . . . . . . . . . . . .       (197,705)      (377,161)
Net increase in short term borrowings. . . . . . . . . . . . . .        (31,303)       (34,257)
Proceeds from long term debt . . . . . . . . . . . . . . . . . .              -          9,800
Proceeds from issuance of stock. . . . . . . . . . . . . . . . .          5,312          2,820
Purchase of treasury shares. . . . . . . . . . . . . . . . . . .         (1,072)       (19,045)
Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . .         (5,106)        (4,000)
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,439)        (5,805)
                                                                        --------       --------

   Net cash used in financing activities . . . . . . . . . . . .       (150,731)      (397,005)
                                                                        --------       --------

Net decrease in cash and cash equivalents. . . . . . . . . . . .       (153,335)      (228,639)
Cash and cash equivalents at beginning of year . . . . . . . . .        482,246        691,540
                                                                        --------       --------

Cash and cash equivalents at end of year . . . . . . . . . . . .     $  328,911     $  462,901
                                                                        --------       --------
                                                                        --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . .      $  21,878      $  15,882
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . .              2          1,750

  Non cash investing activities:
    Transfer from loans to ORE . . . . . . . . . . . . . . . . .          9,652          5,123

See accompanying  Notes to the Unaudited Consolidated Financial Statements

                              CITY NATIONAL CORPORATION
                     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     (UNAUDITED)

                                                                      For the three months ended
                                                                                March 31,
                                                                       ------------------------
                                                                          1997          1996
                                                                       ---------      ---------
                                                                           (Dollars in thousands)
Common Stock
   Balance, beginning of period. . . . . . . . . . . . . . . . .        $46,303        $45,554
   Stock options exercised . . . . . . . . . . . . . . . . . . .            392            264
                                                                       ---------      ---------
   Balance, end of period. . . . . . . . . . . . . . . . . . . .         46,695         45,818
                                                                       ---------      ---------
Additional paid-in capital
   Balance, beginning of period. . . . . . . . . . . . . . . . .        275,610        266,829
   Stock options exercised . . . . . . . . . . . . . . . . . . .          4,920          2,556
   Tax benefit from stock options. . . . . . . . . . . . . . . .          1,385            203
   Excess of market value of treasury shares issued for
      acquisitions over historical cost. . . . . . . . . . . . .         18,187              -
                                                                       ---------      ---------
    Balance, end of period . . . . . . . . . . . . . . . . . . .        300,102        269,588
                                                                       ---------      ---------


Treasury shares
   Balance, beginning of period. . . . . . . . . . . . . . . . .        (32,283)        (9,899)
   Purchase of shares. . . . . . . . . . . . . . . . . . . . . .         (1,072)       (19,045)
   Issuance of shares for acquisitions . . . . . . . . . . . . .         30,643              -
                                                                       ---------      ---------
   Balance, end of period. . . . . . . . . . . . . . . . . . . .         (2,712)       (28,944)
                                                                       ---------      ---------

Unrealized net gains (losses) on securities available for sale
   Balance, beginning of period. . . . . . . . . . . . . . . . .         (2,149)         1,955
   Change during period. . . . . . . . . . . . . . . . . . . . .         (2,824)        (6,009)
                                                                       ---------      ---------
   Balance, end of period. . . . . . . . . . . . . . . . . . . .         (4,973)        (4,054)
                                                                       ---------      ---------
Retained earnings
   Balance, beginning of period. . . . . . . . . . . . . . . . .        113,266         62,518
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . .         18,003         15,852
   Dividends paid. . . . . . . . . . . . . . . . . . . . . . . .         (5,106)        (4,000)
                                                                       ---------      ---------
   Balance, end of period. . . . . . . . . . . . . . . . . . . .        126,163         74,370
                                                                       ---------      ---------

Total shareholders' equity . . . . . . . . . . . . . . . . . . .       $465,275       $356,778
                                                                       ---------      ---------
                                                                       ---------      ---------

      See accompanying Notes to the Unaudited Consolidated Financial Statements

    NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    1. The results of operations reflect the interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

    3. On January 17, 1997, the Company completed its acquisition of Ventura County National Bancorp (VCNB) for $49.1 million by issuing 1,344,095 treasury shares with an aggregate market value of $28.1 million and paying $21.0 million in cash. VCNB had shareholders' equity of $30.2 million at closing. This acquisition was accounted for under the purchase method of accounting.

         On January 24, 1997, the Company completed its acquistion of Riverside National Bank (RNB) for $41.3 million. The Company issued 963,430 treasury shares with an aggreage market value of $20.7 million as well as paying $20.6 million in cash. RNB had shareholders' equity of $22.5 million at closing. This acquisition was accounted for under the purchase method of accounting.

    5. On March 17, 1997, the Company announced a program for repurchase of up to 1.5 million shares of its common stock. Shares purchased under the buyback program will be issued upon the exercise of stock options and for other general purposes.

    6. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under resale agreements, and do not include items with original maturities of over 90 days.

    7. Certain prior year data have been reclassified to conform with current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW



    City National Corporation (the Corporation) is the holding company for City National Bank (the Bank). Because the Bank constitutes substantially all of the business of the Company, references to the Company in this Item 2 reflect the consolidated activities of the Company and the Bank.

RESULTS OF OPERATIONS

    The Company recorded consolidated net income of $18.0 million, or $.38 per share, in the first quarter of 1997, compared to a net income of $15.9 million, or $.35 per share, in the first quarter of 1996. Most of the change between first quarters resulted from an increase in net interest income of $10.6 million offset in part by the higher level of expenses resulting from acquisitions.

    Return on average assets for the first quarter of 1997 was 1.65% compared with 1.73% for the first quarter of 1996. Return on average equity for the first quarter of 1997 decreased to 16.25% from 17.38% in 1996 as a result of the increase in average equity resulting from the issuance of 2.3 million shares of treasury stock for the two acquisitions completed in January 1997.

    Taxable equivalent net interest income was $61.8 million in the first quarter of 1997, up 23.9% from the year-ago quarter. The increase resulted from the 20.5% increase in average interest earning assets between quarters and interest recoveries of $2.7 million in the first quarter of 1997 compared to $.7 million in the first quarter of 1996. The net interest spread increased from 4.62% to 4.68% and the net interest margin increased from 5.99% to 6.11% due to the strong increase in loans, improved yields from securities, good growth in core deposits and the recognition of a higher level of interest income from problem loans. Management expects modest growth in quarterly net interest income for the remainder of 1997 from first quarter 1997 levels. The foregoing forward-looking statement assumes, among other things, that interest rate levels will increase somewhat in 1997 and is based on anticipated growth in loans, either of which may cause actual results to differ materially if the assumption proves to have been incorrect. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Average loans increased $773.8 million (32.9%) between first quarters to $3,122.5 million at March 31, 1997. This increase reflected higher average commercial and residential first mortgage loans outstanding, up $428.0 million (41.1%) and $242.8 million (36.8%), respectively. The increase in commercial loans resulted from the Bank's internal loan generation, the acquisitions of VCNB Bancorp (VCNB) and Riverside National Bank (RNB) in January 1997 and purchases of corporate syndicated loans. The increase in residential first mortgage loans resulted from both the Bank's internal loan generation and bulk purchases of residential first mortgage loans. Average construction loans increased $29.1 million (36.2%) from the first quarter of 1996. Average real estate mortgage loans increased $63.3 million (11.9%) due primarily to the acquisitions of VCNB and RNB.

    Total average investments and available for sale securities decreased by $.2 million between first quarters due to strong loan demand, which has absorbed any excess liquidity. Total average deposits increased $572.6 million (20.3%) between first quarters due primarily to the acquisitions of VCNB and RNB as well as increased deposit levels generated by the Bank's existing branches.

    The provision for credit losses was zero for the quarters ended March 31, 1997 and 1996. Loans charged off in the first quarter of 1997 were $3.7 million, compared to $5.5 million in the first quarter of 1996. Recoveries were $4.3 million in the first quarter of 1997, compared to $2.9 million in the first quarter of 1996. The provision for credit losses is expected to remain at reduced levels for the remainder of 1997. This forward-looking statement is based on an assumption that general economic conditions in Southern California will not deteriorate materially in 1997, and if this assumption proves to be inaccurate, an increased provision for credit losses may be required. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Non-interest income excluding gains and losses on the sale of securities and assets totaled $11.9 million for the first quarter of 1997, up $1.9 million (19.1%) from a year earlier Service charges on deposit accounts increased $.7 million (24.9%) for the quarter ended March 31, 1997 due primarily to the acquisitions of VCNB and RNB. Investment services income increased $.6 million (23.6%) for the quarter ended March 31, 1997 due to new customers and new investment products offered to customers. Management expects modest growth in non-interest income from first quarter 1997 levels during the remainder of 1997. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Excluding net ORE results, non-interest expense totaled $43.5 million in the first quarter of 1997, an increase of $7.6 million (21.0%) from the first quarter of 1996. Salaries and other employee benefits increased $3.4 million (16.7%) for the quarter ended March 31, 1997 from the first quarter of 1996 due primarily to the additional personnel added as a result of the acquisition of VCNB and RNB and the hiring of additional personnel to pursue other opportunities.

    The expense categories other than staff increased $4.2 million (26.5%) for the quarter ended March 31, 1997 from the comparable period in 1996. The increases in professional expenses resulted primarily from higher consulting and legal fees. The increase in promotion expenses resulted from the Company's increased advertising program. Other noninterest expense for the first quarter of 1997 included charges totaling $1.8 million for the unreserved portion of the cost of a buyout of the Company's then existing data processing contract, the write-off of unamortized software and hardware connected with that contract and conversion expense incurred to date to a new data processing provider. In March 1997, the Company reached agreements with its insurance carriers regarding a lender liability lawsuit which it settled with a former bank customer in the fourth quarter of 1996. The insurance reimbursements of $2.5 million have been credited to other noninterest expense. The remaining other increases were primarily as a result of the acquisitions of VCNB and RNB, including $1.7 million in acquisition related costs incurred in the first quarter of 1997 to cover certain integration expenses compared to $.7 million in acquisition related costs incurred in the first quarter of 1996 related to the acquisition of First Los Angeles Bank. Amortization of goodwill and core deposit intangibles increased to $1.4 million in the first quarter of 1997 from $.4 million in the first quarter of 1996. In April 1997, the Company signed a seven year contract with its new data processing provider which is expected to substantially decrease its data processing expense after completion of the conversion to the new data
processing provider.   Noninterest expense levels for the second half of 1997
are expected to decrease from first quarter 1997 levels with the completion of the integration of VCNB and

RNB into City National Bank and the completion of the conversion to the new data processing provider. See "Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995", below.

    The Company's effective tax rate increased to 36.8% in the first quarter of 1997 from 35.0% in the first quarter of 1996. The increase resulted from the recognition of $.9 million in previously unrecognized deferred tax benefits in the first quarter of 1996. The Company expects the effective tax rate for the remainder of 1997 to remain near 1997 first quarter levels. See "Cautionary Statement For Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

NET INTEREST INCOME SUMMARY
The following table presents the components of net interest income for the quarters ended March 31,
1997 and 1996.


                                                                     March 31, 1997                March 31, 1996
                                                              ---------------------------   ---------------------------


                                                                     Interest    Average                   Interest      Average
                                                         Average      income/    interest     Average     income/        interest
Dollars in thousands-                                    Balance     expense(1)   rate        Balance     expense(1)      rate
---------------------------------------------------------------------------------------------------------------------------------



ASSETS (2)
   Earning assets
      Loans:    (3)
         Commercial loans                            $ 1,468,793  $    34,115       9.14%   $ 1,040,799  $    23,849         9.22%
         Real estate - construction                      109,243        3,089      11.47         80,187        2,335        11.71
         Real estate - mortgage                          593,469       14,577       9.96        530,149       13,160         9.98
         Residential first mortgages                     903,224       17,728       7.96        660,403       13,320         8.11
         Installment loans                                47,725        1,164       9.89         37,114          947        10.26
                                                     ----------- ------------    -------   ------------  -----------      -------
         Total loans                                   3,122,454       70,673       9.05      2,348,652       53,611         9.18
                                                     ----------- ------------    -------   ------------  -----------      -------
      Due from banks-interest bearing                      7,730           96       5.04         26,821          392         5.88
      State and municipal investment securities           98,714        1,724       7.08         27,412          498         7.31
      Taxable investment securities                      112,684        1,825       6.57        107,097        1,766         6.63
      Securities available for sale                      626,430       10,218       6.62        703,540       10,854         6.20
      Federal funds sold and securities
         purchased under resale agreements                25,081          312       5.04        100,909        1,407         5.61
      Trading account securities                          39,775          437       4.46         31,789          487         6.16
                                                     ----------- ------------    -------   ------------  -----------      -------
          Total earning assets                         4,032,868       85,285       8.47      3,346,220       69,015         8.30
                                                     ----------- ------------    -------   ------------  -----------      -------
      Allowance for credit losses                       (136,644)                              (132,097)
      Cash and due from banks                            318,480                                299,763
      Other nonearning assets                            210,385                                161,385
                                                     -----------                           ------------
         Total assets                                $ 4,425,089                            $ 3,675,271
                                                     -----------                           ------------
                                                     -----------                           ------------

LIABILITIES AND
SHAREHOLDERS' EQUITY
   Noninterest - bearing deposits                    $ 1,409,595            -          -    $ 1,147,607           -            -
   Interest-bearing deposits:
      Interest checking accounts                         367,322          908       1.00        327,018          816         1.00
      Money market accounts                              776,539        5,755       3.01        731,477        5,356         2.94
      Savings deposits                                   167,001        1,367       3.32        132,527        1,007         3.06
      Time deposits - under $100,000                     218,718        2,738       5.08        130,387        1,695         5.23
      Time deposits - $100,000 and over                  449,025        5,726       5.17        346,625        4,559         5.29
                                                     ----------- ------------    -------    -----------  -----------      -------
         Total interest - bearing deposits             1,978,605       16,494       3.38      1,668,034       13,433         3.24
                                                     ----------- ------------    -------    -----------  -----------      -------
         Total deposits                                3,388,200                              2,815,641
      Federal funds purchased and securities
         sold under repurchase agreements                233,214        2,922       5.08        337,965        4,427         5.27
      Other borrowings                                   305,508        4,119       5.47         90,695        1,301         5.77
                                                     ----------- ------------    -------    -----------  -----------      -------
         Total interest - bearing liabilities          2,517,327       23,535       3.79      2,096,694       19,161         3.68
                                                     ----------- ------------    -------    -----------  -----------      -------
      Other liabilities                                   48,754                                 64,163
      Shareholders' equity                               449,413                                366,807
                                                     -----------                            -----------
         Total liabilities and shareholders'
            equity                                  $  4,425,089                           $  3,675,271
                                                     -----------                           ------------
                                                     -----------                           ------------

Net interest spread                                                                 4.68                                     4.62
                                                                                   -----                                    -----
                                                                                   -----                                    -----


Fully taxable equivalent net interest income                        $  61,750                              $  49,854
                                                                     --------                              ---------
                                                                     --------                              ---------


Net interest margin                                                                6.11%                                     5.99%
                                                                                   -----                                     -----
                                                                                   -----                                     -----


    (1)  Fully taxable equivalent basis.
    (2) Includes average nonaccrual loans of $42,723 and $50,562 for 1997 and 1996, respectively.
    (3) Loan income includes loan fees of $1,762 and $1,744 for 1997 and 1996, respectively.

The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Average balances in all categories in each reported period were used in the volume computations. Average yields and rates in each reported period were used in rate computations.




                                                      Quarter Ended March 31,       Quarter Ended March 31,
                                                           1997 vs 1996                  1996 vs 1995
                                                 -------------------------------- ------------------------------


                                                       Increase                      Increase
Dollars in thousands -                                (decrease)          Net        (decrease)        Net
Fully taxable equivalent basis                        due to (1):       increase     due to(1):      increase
                                                   ------------------              ----------------
                                                 Volume      Rate    (decrease)    Volume   Rate   (decrease)
                                               --------   -------   ----------  ---------  -----  ----------

Interest earned on:
Interest-bearing deposits
   in other banks                              $  (246)   $  (50)     $  (296)   $  367   $  22      $  389
Loans                                           17,357      (295)      17,062    16,958  (1,297)     15,661
Taxable investment securities                       77       (18)          59    (7,915)  1,702      (6,213)
Non-taxable investment securities                1,242       (16)       1,226        33      19          52
Securities available for sale                   (1,297)      661         (636)    9,493    (381)      9,112
Trading account securities                         103      (153)         (50)       61     (76)        (15)
Federal funds sold and
   securities purchased
   under resale agreements                        (964)     (131)      (1,095)      394    (188)        206
                                               --------  --------   ----------  -------  -------     -------
   Total interest-earning
    assets                                      16,272        (2)      16,270    19,391    (199)     19,192
                                               --------  --------   ----------  -------  ------- ----------

Interest paid on:

Interest checking                                   92         -           92       139      23         162
Money market deposits                              287       112          399       761     515       1,276
Savings deposits                                   268        92          360       299     295         594
Other time deposits                              2,370      (160)       2,210     3,572     611       4,183
Other borrowings                                 1,391       (78)       1,313     2,348    (259)      2,089
                                               --------  --------   ----------  -------  --------  ----------
   Total interest-bearing
    liabilities                                  4,408       (34)       4,374     7,119   1,185       8,304
                                               --------  --------   ----------  -------  -------  ----------

                                             $  11,864     $  32   $  11,896  $ 12,272 $ (1,384)  $  10,888
                                               --------  --------   ----------  -------  -------     -------
                                               --------  --------   ----------  -------  -------     -------



(1) The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

    BALANCE SHEET ANALYSIS

    LOAN PORTFOLIO

    A comparative period-end loan table is presented below:




                                             March 31,   December 31,      March 31,
                                                1997          1996           1996
                                           -------------- -------------- --------------
                                                      (Dollars in thousands)
                                        C>
Commercial                                  $1,561,797     $1,334,577     $1,018,913
Residential first mortgage                     929,205        882,573        714,369
Real estate - construction                     121,746         92,322         83,040
Real estate -mortgage                          640,866        499,377        521,514
Installment                                     48,387         30,586         36,078
                                        --------------- --------------- --------------
   Total loans, gross                        3,302,001      2,839,435      2,373,914
Less: Allowance for credit losses             (137,614)      (130,089)      (128,911)
                                        --------------- --------------- --------------
   Total loans, net                         $3,164,387      $2,709,346      $2,245,003
                                        --------------- --------------- --------------
                                        --------------- --------------- --------------



    Gross loans at March 31, 1997 amounted to $3,302.0 million, up $928.1 million (39.1%) from March 31, 1996. Approximately $350.0 million of the increase was due to the acquisitions of VCNB and RNB. The $542.9 million increase in commercial loans was due to the Bank's own loan originations, the acquisitions of VCNB and RNB and the purchase of syndicated corporate loans. The $214.8 million increase in residential first mortgage loans resulted from the Bank's own originations, which were supplemented by purchases of residential first mortgages originated by third parties. Construction loans also increased significantly from March 31, 1996, up $38.7 million to $121.7 million at March 31, 1997 as the Company continued to expand its lending for residential construction development. The Company expects that the Bank's loan portfolio will continue to increase from first quarter 1997 levels due primarily to its own internal loan generation activities. See "Cautionary Statement For Purposes of the Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    The following table presents information concerning nonaccrual loans, ORE, and restructured loans.



                                          March 31,   December 31,     March 31,
                                           1997         1996            1996
                                    --------------- -------------- --------------
                                              (Dollars in thousands)
Nonaccrual loans:
  Real estate - mortgages               $  21,464      $  25,661      $  35,944
  Commercial                               19,211         15,882         16,706
  Installment                                   -              -              -
                                         --------       --------       --------
  Total                                    40,675         41,543         52,650
ORE                                        18,958         15,116         12,562
                                         --------       --------       --------
  Total nonaccrual loans
  and ORE                               $  59,633      $  56,659      $  65,212
                                         --------       --------       --------
                                         --------       --------       --------

Restructured loans, accrual status      $   5,744      $   2,569       $  4,960
                                         --------       --------       --------
                                         --------       --------       --------



Ratio of nonaccrual loans
  to total loans                             1.23%          1.46%          2.22
Ratio of nonperforming assets
  to total assets                            1.30           1.98           1.73
Ratio of allowance for credit
  losses to nonaccrual loans               338.33         313.14         244.85



  The table below summarizes the approximate changes in nonaccrual loans for the quarters ended March 31, 1997 and March 31, 1996.

                                  Quarter ended
                                    March 31,
                             -----------------------
                                1997         1996
                             ----------    ----------
                               (Dollars in millions)


Balance, beginning of period   $   41.5   $   48.1
Additions from acquisitions        2.4          -
Loans placed on nonaccrual          9.1       18.2
Charge offs                   (    2.9)      ( 4.4)
Loans returned to accrual     (    0.7)      ( 2.1)
Repayments (including interest
   applied to principal)      (    6.0)      ( 2.0)
Transfer to ORE               (    2.7)      ( 5.1)
                              ---------      ------
Balance, end of period         $  40.7    $   52.7
                              ---------      ------
                              ---------      ------



    At March 31, 1997, in addition to loans disclosed above as nonaccrual or restructured, management had also identified $21.2 million of potential problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable.

ALLOWANCE FOR CREDIT LOSSES

     The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:


                                              -----------------------------
                                                      Quarter Ended
                                              March 31,           March 31,
                                                1997                1996
                                              ---------           ---------
                                                    (Dollars in millions)
Average amount of loans outstanding         $  3,122.5          $ $2,348.7
                                              ---------           ---------
                                              ---------           ---------
Balance of allowance for credit losses,
  beginning of period                            130.1              $131.5
Loans charged off:
  Commercial                                       1.4                 5.5
  Real estate loans - construction                   -                   -
  Real estate loans - mortgage                     2.3                   -
  Installment                                        -                   -
                                              ---------           ---------
      Total loans charged off                      3.7                 5.5
                                              ---------           ---------
Less recoveries of loans previously
  charged off:
  Commercial                                       4.2                 2.9
  Real estate loans - construction                                       -
  Real estate loans - mortgage                     0.1                   -
  Installment                                                            -
                                              ---------           ---------
      Total recoveries                             4.3                 2.9
                                              ---------           ---------
Net loans charged off (recovered)                 (0.6)                2.6
Provisions charged to operating expense              -                   -
Additions: From acquisition of VCNB                4.6                   -
           From acquisition of RNB                 2.3                   -
                                              ---------           ---------
Balance, end of period                      $    137.6          $    128.9
                                              ---------           ---------
                                              ---------           ---------
Ratio of net charge-offs to
  average loans                                      *                0.44%
                                              ---------           ---------
                                              ---------           ---------

Ratio of allowance for credit losses
  to total period end loans                       4.17%               5.43%
                                              ---------           ---------
                                              ---------           ---------




  * Not meaningful.

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publically held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion
15. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Upon adoption of SFAS No. 128, the Company anticipates that its basic EPS disclosures will be increased as compared to the primary EPS disclosures presently required by APB Opinion 15. Diluted EPS disclosures are not expected to differ materially from the fully-diluted disclosures presently required by APB Opinion 15.

CAPITAL ADEQUACY REQUIREMENTS

    As of March 31, 1997, the Company had a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 12.18%, a ratio of total capital to risk weighted assets (total risk-based capital ratio) of 13.46%, and a ratio of Tier 1 capital to average adjusted total assets (Tier 1 leverage ratio) of 9.48%, while the Bank had a Tier 1 risk-based capital ratio of 10.85%, a total risk-based capital ratio of 12.13% and a Tier 1 leverage ratio of 8.48%.

    On March 17, 1997, the Company announced a program for repurchase of up to
1.5 million shares of its common stock. Through April 30, 1997, the Company had repurchased 562,100 shares at a total cost of $12.3 million. Shares purchased under the buyback program will be reissued upon the exercise of stock options and for other general purposes.

    On April 16, 1997, the Company declared a regular quarterly dividend of $.11 per share, payable May 15, 1997 to shareholders of record as of May 5, 1997.

LIQUIDITY

    The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco, and a portfolio of securities available for sale. Liquidity is also provided by maturing investment securities and loans.

    Average core deposits comprised 74.8% of total funding in the first quarter of 1997, compared to 76.1% in the first quarter of 1996. This decrease has required that the Company increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits, the Company has not faced any liquidity constraints.

    The following table shows that the Company's cumulative one year interest rate sensitivity gap decreased from ($235.5) million at March 31, 1996 to ($544.6) million at March 31, 1997. This change resulted from the Company's effort to lower its exposure to decreases in net interest income due to a rapid decline in interest rates. The Company has increased its portfolio of loans that reprices after one year by $601.5 million during the last twelve months. In addition, the Company has entered into interest rate swap contracts with maturities in excess of one year totaling $275.0 million to eliminate its asset sensitivity. At March 31, 1997 the unrealized loss on the Company's interest rate swap contracts were $2.1 million. The Company's liability sensitive position during a period of slowly rising interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest checking, savings and money market deposit accounts historically have not increased proportionately with increases in interest rates.

INTEREST RATE SENSITIVITY MANAGEMENT

 At March 31, 1997 and 1996, the Company's distribution of rate-sensitive assets and liabilities was as follows:




                                                                                         Maturing or repricing
                                                                     ---------------------------------------------------------------
                                                                                   After 3     After 1 year
                                                                     In 3 months  months but    but within     After
                                                                       or less   within 1 year   5 years      5 years       Total
                                                                     -----------  -----------  -----------  -----------  -----------
March 31, 1997                                                                               (Dollars in millions)
Rate-sensitive assets:
    Interest-bearing deposits in other banks . . . . . . . . . .    $       1.2  $         -  $         -  $         -  $      1.2
    Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,680.3        325.1        351.1        904.8     3,261.3
    Investment securities. . . . . . . . . . . . . . . . . . . .            0.0          7.9        153.5         53.5       214.9
    Securities available for sale. . . . . . . . . . . . . . . .           11.8            -        249.3        341.5       602.6
    Trading account. . . . . . . . . . . . . . . . . . . . . . .           39.6            -                         -        39.6
    Interest rate swap . . . . . . . . . . . . . . . . . . . . .         (375.0)       100.0        275.0                      0.0
    Federal funds sold and securities
         purchased with agreement to resell. . . . . . . . . . .           60.0            -            -            -        60.0
                                                                     -----------  -----------  -----------  -----------  ----------
         Total rate-sensitive assets . . . . . . . . . . . . . .        1,417.9        433.0      1,028.9      1,299.8     4,179.6
                                                                     -----------  -----------  -----------  -----------  ----------

Rate-sensitive liabilities: (1)
    Interest checking. . . . . . . . . . . . . . . . . . . . . .          375.2            -            -            -       375.2
    Money market deposits. . . . . . . . . . . . . . . . . . . .          813.2            -            -            -       813.2
    Savings deposits . . . . . . . . . . . . . . . . . . . . . .          174.1            -            -            -       174.1
    Other time deposits. . . . . . . . . . . . . . . . . . . . .          292.0        313.8        119.6          4.3       729.7
    Short-term borrowings. . . . . . . . . . . . . . . . . . . .          392.4            -            -            -       392.4
    Long-term debt . . . . . . . . . . . . . . . . . . . . . . .           25.0          9.8                                  34.8
                                                                     -----------  -----------  -----------  -----------  ----------
         Total rate-sensitive liabilities. . . . . . . . . . . .        2,071.9        323.6        119.6          4.3     2,519.4
                                                                     -----------  -----------  -----------  -----------  ----------

Interest rate sensitivity gap. . . . . . . . . . . . . . . . . .    $    (654.0) $     109.4  $     909.3  $   1,295.5  $  1,660.2
                                                                     -----------  -----------  -----------  -----------  ----------
                                                                     -----------  -----------  -----------  -----------  ----------

Cumulative interest rate sensitivity gap . . . . . . . . . . . .    $    (654.0) $    (544.6) $     364.7  $   1,660.2
                                                                     -----------  -----------  -----------  -----------
                                                                     -----------  -----------  -----------  -----------

Cumulative ratio of rate-sensitive assets to
  rate-sensitive liabilities . . . . . . . . . . . . . . . . . .            68%          77%         115%         166%        166%
                                                                     -----------  -----------  -----------  -----------  ----------
                                                                     -----------  -----------  -----------  -----------  ----------




                                                                                        Maturing or repricing
                                                                    ---------------------------------------------------------------
                                                                                  After 3     After 1 year
                                                                    In 3 months  months but    but within    After
                                                                      or less   within 1 year   5 years      5 years       Total
                                                                    -----------  -----------  -----------  -----------  -----------
March 31, 1996                                                                             (Dollars in millions)
Rate-sensitive assets:
    Interest-bearing deposits in other banks . . . . . . . . . .    $      30.7  $         -  $         -  $         -  $     30.7
    Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,295.2        371.7        184.8        469.6     2,321.3
    Investment securities. . . . . . . . . . . . . . . . . . . .           13.8          6.3         84.7         65.3       170.1
    Securities available for sale. . . . . . . . . . . . . . . .           46.2         15.5        353.5        251.1       666.3
    Trading account. . . . . . . . . . . . . . . . . . . . . . .           32.4            -            -            -        32.4
    Interest rate swap . . . . . . . . . . . . . . . . . . . . .         (125.0)                    125.0                      0.0
    Federal funds sold and securities. . . . . . . . . . . . . .
         purchased with agreement to resell. . . . . . . . . . .          160.0            -            -            -       160.0
                                                                     -----------  -----------  -----------  -----------  ----------
         Total rate-sensitive assets . . . . . . . . . . . . . .        1,453.3        393.5        748.0        786.0     3,380.8
                                                                     -----------  -----------  -----------  -----------  ----------

Rate-sensitive liabilities: (1)
    Interest checking. . . . . . . . . . . . . . . . . . . . . .          307.8            -            -            -       307.8
    Money market deposits. . . . . . . . . . . . . . . . . . . .          746.2            -            -            -       746.2
    Savings deposits . . . . . . . . . . . . . . . . . . . . . .          133.2            -            -            -       133.2
    Other time deposits. . . . . . . . . . . . . . . . . . . . .          282.2        163.1         43.6          0.7       489.6
    Short-term borrowings. . . . . . . . . . . . . . . . . . . .          449.8            -            -            -       449.8
    Long-term debt . . . . . . . . . . . . . . . . . . . . . . .              -            -         34.8                     34.8
                                                                     -----------  -----------  -----------  -----------  ----------
         Total rate-sensitive liabilities. . . . . . . . . . . .        1,919.2        163.1         78.4            -     2,161.4
                                                                     -----------  -----------  -----------  -----------  ----------

Interest rate sensitivity gap. . . . . . . . . . . . . . . . . .    $    (465.9) $     230.4  $     669.6  $     786.0  $  1,219.4
                                                                     -----------  -----------  -----------  -----------  ----------
                                                                     -----------  -----------  -----------  -----------  ----------

Cumulative interest rate sensitivity gap . . . . . . . . . . . .    $    (465.9) $    (235.5) $     434.1  $   1,220.1
                                                                     -----------  -----------  -----------  -----------
                                                                     -----------  -----------  -----------  -----------

Cumulative ratio of rate-sensitive assets to
rate-sensitive liabilities . . . . . . . . . . . . . . . . . . .            76%          89%         120%         156%        156%
                                                                     -----------  -----------  -----------  -----------  ----------
                                                                     -----------  -----------  -----------  -----------  ----------

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

-- Interest rates. Management anticipates that interest rate levels will increase in 1997, but if interest rates vary substantially from this expectation, this may cause the Company's results to differ materially.

-- Government regulation and monetary policy. All forward-looking statements presume a continuation of the existing regulatory environment and U. S. Government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeal of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Bank, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing and bank reserve requirements, and a material change in these conditions would be likely to have an impact on results.

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

          None


ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         Report dated February 26, 1997, reporting the adoption of a stockholder rights plan for City National Corporation.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CITY NATIONAL CORPORATION
                                       --------------------------------------
                                       (REGISTRANT)




DATE: May 14, 1997                      /s/ Frank P. Pekny
                                       --------------------------------------
                                        FRANK P. PEKNY
                                        Executive Vice President
                                        and Chief Financial Officer