Form 10-Q
period 1997-06-30
CITY NATIONAL CORP
filed 1997-08-12
CIK 201461

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549


                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter ended June 30, 1997  Commission File Number 1-10521


                            CITY NATIONAL CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                Delaware                                 95-2568550
     -------------------------------                --------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification No.)


       400 North Roxbury Drive, Beverly Hills, California       90210
       ---------------------------------------------------------------
           (Address of principal executive offices)           (Zip Code)


    Registrant's telephone number, including area code    (310) 888-6000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X      NO
                                -----       -----

   Number of shares of common stock outstanding at July 31, 1997:  46,128,283

                              CITY NATIONAL CORPORATION
                              CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)

                                        ASSETS

                                                                      JUNE 30,      DECEMBER 31,   JUNE 30,
                                                                        1997           1996          1996
                                                                     ----------     ---------      ----------
                                                                               (DOLLARS IN THOUSANDS)
Cash and due from banks .. . . . . . . . . . . . . . . . . . . .     $  295,281     $  331,046     $  339,813
Interest-bearing deposits in other banks . . . . . . . . . . . .            444         10,978         30,709
Federal funds sold and securities purchased under
  resale agreements  . . . . . . . . . . . . . . . . . . . . . .              -        151,200         25,000
Investment securities (market values $232,773; $194,655
  and $191,294 at June 30, 1997, December 31, 1996 and
  June 30, 1996, respectively) . . . . . . . . . . . . . . . . .        233,506        195,229        193,669
Securities available for sale (cost $594,601; $619,580 and
  $666,485 at June 30, 1997, December 31, 1996 and
  June 30, 1996, respectively)   . . . . . . . . . . . . . . . .        592,935        615,863        655,818
Trading account securities . . . . . . . . . . . . . . . . . .           47,259         32,129         26,798
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,446,452      2,839,435      2,547,725
Less allowance for credit losses . . . . . . . . . . . . . . .          132,885        130,089        127,294
                                                                   ------------   ------------   ------------
Net loans  . . . . . . . . . . . . . . . . . . . . . . . . . .        3,313,567      2,709,346      2,420,431
Leveraged leases . . . . . . . . . . . . . . . . . . . . . . .            5,549          6,147          6,614
Premises and equipment, net  . . . . . . . . . . . . . . . . .           36,719         24,196         23,611
Customers' acceptance liability  . . . . . . . . . . . . . . .            4,810          2,339          2,686
Other real estate  . . . . . . . . . . . . . . . . . . . . . .           10,238         15,116         15,691
Deferred tax asset . . . . . . . . . . . . . . . . . . . . . .           51,463         65,291         65,040
Goodwill and core deposit intangibles  . . . . . . . . . . . .           62,341         10,083         10,514
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .           56,332         47,533         41,490
                                                                   ------------   ------------   ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . .     $  4,710,444   $  4,216,496   $  3,857,884
                                                                   ------------   ------------   ------------
                                                                   ------------   ------------   ------------

                                         LIABILITIES

Demand deposits  . . . . . . . . . . . . . . . . . . . . . . .     $  1,589,349   $  1,642,558   $  1,204,233
Interest checking deposits . . . . . . . . . . . . . . . . . .          356,995        386,211        294,383
Money market accounts  . . . . . . . . . . . . . . . . . . . .          777,986        714,127        730,703
Savings deposits . . . . . . . . . . . . . . . . . . . . . . .          173,988        136,691        134,638
Time deposits - under $100,000 . . . . . . . . . . . . . . . .          228,576        146,076        136,175
Time deposits - $100,000 and over  . . . . . . . . . . . . . .          530,176        360,860        350,867
                                                                   ------------   ------------   ------------
  Total deposits . . . . . . . . . . . . . . . . . . . . . . . .      3,657,070      3,386,523      2,850,999
Federal funds purchased and securities sold
 under repurchase agreements  . . . . . . . . . . . . . . . . .         248,384        194,549        279,543
Other short-term borrowings  . . . . . . . . . . . . . . . . .          267,931        148,642        275,000
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .            9,800         34,800         34,800
Other liabilities  . . . . . . . . . . . . . . . . . . . . . .           50,234         48,896         46,798
Acceptances outstanding  . . . . . . . . . . . . . . . . . . .            4,810          2,339          2,686
                                                                   ------------   ------------   ------------
  Total liabilities  . . . . . . . . . . . . . . . . . . . . . .      4,238,229      3,815,749      3,489,826
                                                                   ------------   ------------   ------------
Commitments and contingencies

                                  SHAREHOLDERS' EQUITY

Preferred Stock authorized-5,000,000, none outstanding . . . .              -              -              -
 Common stock- par value- $100; authorized - 75,000,000
 Issued-46,700,891; 46,302,782 and 45,927,151 at
 June 30, 1997, December 31, 1996 and June 30, 1996,
 respectively . . . . . . . . . . . . . . . . . . . . . . . . .          46,700         46,303         45,927
Additional paid-in capital   . . . . . . . . . . . . . . . . .          299,749        275,610        270,758
Unrealized loss on available for sale securities   . . . . . .             (958)        (2,149)        (6,143)
Retained earnings  . . . . . . . . . . . . . . . . . . . . . .          140,654        113,266         86,460
Treasury shares, at cost - 628,249; 2,394,600 and 2,211,200
 at June 30, 1997, December 31, 1996 and June 30, 1996,
  respectively . . . . . . . . . . . . . . . . . . . . . . . .          (13,930)       (32,283)       (28,944)
                                                                   ------------   ------------   ------------
  Total shareholders' equity . . . . . . . . . . . . . . . . . .        472,215        400,747        368,058
                                                                   ------------   ------------   ------------
  Total liabilities and shareholders' equity . . . . . . . . . .   $  4,710,444   $  4,216,496   $  3,857,884
                                                                   ------------   ------------   ------------
                                                                   ------------   ------------   ------------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            CITY NATIONAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                        FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,            ENDED JUNE 30,
                                                                        --------------------      ------------------
                                                                         1997          1996         1997        1996
                                                                        -------      -------      -------     -------
                                                                       (DOLLARS IN THOUSANDS)   (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Interest and fees on loans . . . . . . . . . . . . . . . . . . . .    $75,017      $53,826     $145,028     $107,049
  Interest on federal funds sold and securities purchased
  under resale agreements  . . . . . . . . . . . . . . . . . . . . .        271          758          583        2,165
  Interest on investment securities:
  U.S. Treasury and federal agency securities .. . . . . . . . . . .      1,739        1,873        3,406        3,460
  Municipal securities . . . . . . . . . . . . . . . . . . . . . . .      1,194          612        2,301          932
  Other securities . . . . . . . . . . . . . . . . . . . . . . . . .        153          596          407        1,167
  Interest on securities available for sale. . . . . . . . . . . . .      9,609        9,731       19,126       20,474
  Interest on trading account securities . . . . . . . . . . . . . .        713          373        1,152          843
                                                                        -------      -------      -------      -------
  Total .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     88,696       67,769      172,003      136,090
                                                                        -------      -------      -------      -------
INTEREST EXPENSE:
  Interest on deposits . . . . . . . . . . . . . . . . . . . . . . .     18,032       13,192       34,526       26,625
  Interest on federal funds purchased and securities sold
  under repurchase agreements .. . . . . . . . . . . . . . . . . . .      3,486        5,107        6,408        9,534
  Interest on other short-term borrowings .. . . . . . . . . . . . .      3,223          895        6,833        1,772
  Interest on long-term debt . . . . . . . . . . . . . . . . . . . .      1,163          511        1,672          935
                                                                        -------      -------      -------      -------
  Total .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25,904       19,705       49,439       38,866
                                                                        -------      -------      -------      -------
  NET INTEREST INCOME .. . . . . . . . . . . . . . . . . . . . . . .     62,792       48,064      122,564       97,224
  PROVISION FOR CREDIT LOSSES  . . . . . . . . . . . . . . . . . . .          -         -            -            -
                                                                        -------      -------      -------      -------
  Net interest income after provision for credit losses  . . . . . .     62,792       48,064      122,564       97,224
                                                                        -------      -------      -------      -------

NONINTEREST INCOME:
  Service charges on deposit accounts  . . . . . . . . . . . . . . .      3,325        2,757        6,629        5,403
  Investment services income  .. . . . . . . . . . . . . . . . . . .      3,093        2,783        6,144        5,252
  Trust fees . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,154        1,732        4,170        3,453
  International services income  . . . . . . . . . . . . . . . . . .      1,841        1,219        3,367        2,202
  Gain on sale of assets . . . . . . . . . . . . . . . . . . . . . .-         -            -        1,039          688
  Gain (loss) on sales of securities   . . . . . . . . . . . . . . .       (262)        (450)        (539)         292
  All other income . . . . . . . . . . . . . . . . . . . . . . . . .      3,263        1,914        5,229        4,052
                                                                        -------      -------      -------      -------
  Total noninterest income.. . . . . . . . . . . . . . . . . . . . .     13,414        9,955       26,039       21,342
                                                                        -------      -------      -------      -------
NONINTEREST EXPENSE:
  Salaries and other employee benefits . . . . . . . . . . . . . . .     24,617       18,172       48,113       38,311
  Net occupancy of premises .. . . . . . . . . . . . . . . . . . . .      2,735        2,143        5,097        4,957
  Data processing .. . . . . . . . . . . . . . . . . . . . . . . . .      2,654        2,190        4,806        4,373
  Professional . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,246        3,411        8,828        6,550
  FDIC insurance . . . . . . . . . . . . . . . . . . . . . . . . . .        117            1          205            2
  Office supplies .. . . . . . . . . . . . . . . . . . . . . . . . .      1,576        1,373        3,132        2,527
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,379        1,305        2,736        2,583
  Promotion  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,000        1,679        3,722        2,824
  Equipment .. . . . . . . . . . . . . . . . . . . . . . . . . . . .        614          633        1,195        1,113
  Amortization of goodwill and core deposit intangibles .. . . . . .      1,820          435        3,201          870
  Other operating  . . . . . . . . . . . . . . . . . . . . . . . . .      3,967        2,707        8,237        5,926
  Other real estate income . . . . . . . . . . . . . . . . . . . . .       (411)        (215)         (33)         (41)
                                                                        -------      -------      -------      -------
  Total noninterest expense. . . . . . . . . . . . . . . . . . . . .     45,314       33,834       89,239       69,995
                                                                        -------      -------      -------      -------
Income before taxes. . . . . . . . . . . . . . . . . . . . . . . . .     30,892       24,185       59,364       48,571
Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,334        8,169       21,803       16,703
                                                                        -------      -------      -------      -------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $19,558      $16,016      $37,561      $31,868
                                                                        -------      -------      -------      -------
                                                                        -------      -------      -------      -------

NET INCOME PER SHARE . . . . . . . . . . . . . . . . . . . . . . . .      $0.41        $0.36        $0.79        $0.71
                                                                        -------      -------      -------      -------
                                                                        -------      -------      -------      -------
Shares used to compute net income per share  . . . . . . . . . . . .     47,748       44,765       47,678       44,848
                                                                        -------      -------      -------      -------
                                                                        -------      -------      -------      -------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 CITY NATIONAL CORPORATION
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)

                                                                              FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,
                                                                           -------------------------
                                                                              1997           1996
                                                                           ---------      ----------
                                                                             (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  37,561      $  31,868
Adjustment to net income:
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,736          2,583
  Amortization of goodwill and core deposit intangibles. . . . . . .           3,201            870
  Net (increase)  in trading securities. . . . . . . . . . . . . . .         (15,130)         2,930
  Net decrease in deferred tax benefits. . . . . . . . . . . . . . .          13,828           (620)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (709)       (11,578)
                                                                          ----------     ----------
  Net cash provided (used) by operating activites. . . . . . . . . .          41,487         26,053
                                                                          ----------     ----------
INVESTING ACTIVITIES
Net decrease in short-term investments . . . . . . . . . . . . . . .          10,534         49,987
Purchase of securities available for sale. . . . . . . . . . . . . .        (228,297)      (370,776)
Sales and maturities of securities available for sale. . . . . . . .         308,516        563,212
Maturities of investment securities. . . . . . . . . . . . . . . . .           4,382         16,897
Purchase of investment securities. . . . . . . . . . . . . . . . . .         (41,996)      (104,118)
Purchase of residential mortgage loans.. . . . . . . . . . . . . . .         (74,681)      (200,171)
Sale of residential mortgage loans . . . . . . . . . . . . . . . . .          47,513              -
Other loan originations net of principal collections . . . . . . . .        (236,105)       (14,223)
Proceeds from sales of ORE.. . . . . . . . . . . . . . . . . . . . .          13,547            806
Proceeds from sale of leveraged leases.. . . . . . . . . . . . . . .               -          1,824
Net cash provided by acquisitions. . . . . . . . . . . . . . . . . .          42,876              -
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,712         20,705
                                                                          ----------     ----------
  Net cash from investing activities.. . . . . . . . . . . . . . . .        (151,999)       (35,857)
                                                                          ----------     ----------

FINANCING ACTIVITIES
Net increase in federal funds purchased and
 securities sold under repurchase agreements . . . . . . . . . . . .          12,636         21,190
Net decrease in deposits . . . . . . . . . . . . . . . . . . . . . .        (180,632)      (397,036)
Net increase in short term borrowings. . . . . . . . . . . . . . . .         119,289         79,900
Proceeds from (repayment) of long term debt. . . . . . . . . . . . .         (15,200)         9,800
Proceeds from issuance of stock. . . . . . . . . . . . . . . . . . .           6,949          3,788
Purchase of treasury shares. . . . . . . . . . . . . . . . . . . . .         (14,720)       (19,045)
Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .         (10,173)        (7,926)
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,398         (7,584)
                                                                          ----------     ----------
  Net cash used in financing activities. . . . . . . . . . . . . . .         (76,453)      (316,913)
                                                                          ----------     ----------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . .        (186,965)      (326,717)
Cash and cash equivalents at beginning of year . . . . . . . . . . .         482,246        691,540
                                                                          ----------     ----------
Cash and cash equivalents at end of year.. . . . . . . . . . . . . .      $  295,281     $  364,823
                                                                          ----------     ----------
                                                                          ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   48,656      $  37,924
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,202          9,750

  Non cash investing activities:
  Transfer from loans to ORE . . . . . . . . . . . . . . . . . . . .          10,296          9,507


SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              CITY NATIONAL CORPORATION
                     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (UNAUDITED)


                                                                            FOR THE SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            -----------------------
                                                                              1997           1996
                                                                            --------       --------
                                                                             (DOLLARS IN THOUSANDS)
Common Stock
  Balance, beginning of period . . . . . . . . . . . . . . . . . . .        $ 46,303        $45,554
  Stock options exercised  . . . . . . . . . . . . . . . . . . . . .             397            373
                                                                            --------       --------
  Balance, end of period . . . . . . . . . . . . . . . . . . . . . .          46,700         45,927
                                                                            --------       --------
Additional paid-in capital
  Balance, beginning of period . . . . . . . . . . . . . . . . . . .         275,610        266,829
  Stock options exercised  . . . . . . . . . . . . . . . . . . . . .           4,122          3,415
  Tax benefit from stock options . . . . . . . . . . . . . . . . . .           1,830            514
  Excess of market value of treasury shares issued
   for acquisitions over historical cost . . . . . . . . . . . . . .          18,187              -
                                                                            --------       --------
  Balance, end of period . . . . . . . . . . . . . . . . . . . . . .         299,749        270,758
                                                                            --------       --------

Treasury shares
  Balance, beginning of period  .. . . . . . . . . . . . . . . . . .         (32,283)        (9,899)
  Purchase of shares  .. . . . . . . . . . . . . . . . . . . . . . .         (14,720)       (19,045)
  Issuance of shares for acquisitions .. . . . . . . . . . . . . . .          30,643              -
  Issuance of shares for stock options . . . . . . . . . . . . . . .           2,430              -
                                                                            --------       --------
  Balance, end of period . . . . . . . . . . . . . . . . . . . . . .         (13,930)       (28,944)
                                                                            --------       --------
Unrealized net gains (losses) on securities available for sale
  Balance, beginning of period  .. . . . . . . . . . . . . . . . . .          (2,149)         1,955
  Change during period . . . . . . . . . . . . . . . . . . . . . . .           1,191         (8,098)
                                                                            --------       --------
  Balance, end of period . . . . . . . . . . . . . . . . . . . . . .            (958)        (6,143)
                                                                            --------       --------
Retained earnings
  Balance, beginning of period . . . . . . . . . . . . . . . . . . .         113,266         62,518
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37,561         31,868
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .         (10,173)        (7,926)
                                                                            --------       --------
  Balance, end of period . . . . . . . . . . . . . . . . . . . . . .         140,654         86,460
                                                                            --------       --------
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .        $472,215       $368,058
                                                                            --------       --------
                                                                            --------       --------

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

3. On January 17, 1997, the Company completed its acquisition of Ventura County National Bancorp (VCNB) for $49.1 million by issuing 1,344,095 treasury shares with an aggregate market value of $28.1 million and paying $21.0 million in cash. VCNB had shareholders' equity of $30.2 million at closing. This acquisition was accounted for under the purchase method of accounting. On January 24, 1997, the Company completed its acquisition of Riverside National Bank (RNB) for $41.3 million. The Company issued 963,430 treasury shares with an aggregate market value of $20.7 million as well as paying $20.6 million in cash. RNB had shareholders' equity of $22.5 million at closing. This acquisition was accounted for under the purchase method of accounting.

4. On March 17, 1997, the Company announced a program for repurchase of up to 1.5 million shares of its common stock. Shares purchased under the buyback program will be issued upon the exercise of stock options and for other general purposes.

5. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under resale agreements, and do not include items with original maturities of over 90 days.

6. Certain prior year data have been reclassified to conform with current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

    City National Corporation (the Corporation) is the holding company for City National Bank (the Bank). Because the Bank constitutes substantially all of the business of the Company, references to the Company in this Item 2 reflect the consolidated activities of the Company and the Bank.

RESULTS OF OPERATIONS

    The Company recorded consolidated net income of $19.6 million, or $.41 per share, in the second quarter of 1997, compared to a net income of $16.0 million, or $.36 per share, in the second quarter of 1996. Most of the change between second quarters resulted from an increase in net interest income of $14.7 million and an increase in noninterest income of $3.5 million offset in part by a $11.5 million increase in noninterest expenses due to the acquisitions of Ventura County National Bancorp (VCNB) and Riverside National Bank (RNB) in January 1997 and the strong growth in business.

    Net income for the first six months of 1997 totaled $37.6 million, or $.79 per share compared with $31.9 million, or $.71 per share in the 1996 period. The six month increase resulted largely from a $25.3 million increase in net interest income and a $4.7 million increase in non-interest income, partially offset by a $19.2 million increase in non-interest expense.

    Returns on average assets for the second quarter and first half of 1997 were 1.67% and 1.66%, respectively, compared with 1.73% for both the second quarter and first half of 1996. Returns on average equity for the second quarter and first half of 1997 decreased to 16.87% and 16.56%, respectively, from 17.90% and 17.64% in 1996 as a result of the increase in average equity caused by the issuance of 2.3 million shares of treasury stock for the two acquisitions completed in January 1997, and retained earnings for the last twelve months.

    Taxable equivalent net interest income was $65.2 million in the second quarter of 1997, up 31.8% from the year-ago quarter. The increase resulted from a 36.4% increase in average loans between quarters as well as a 28.0% increase in non-interest bearing deposits. The net interest spread increased from 4.47% to 4.72% and the net interest margin increased from 5.83% to 6.15% due to the strong increase in loans, improved yields from securities and good growth in core deposits. Management expects modest growth in quarterly net interest income for the remainder of 1997 from first half 1997 levels. The foregoing forward-looking statement assumes, among other things, that short term interest rate levels will increase somewhat in 1997 and is based on anticipated growth in loans. Actual results may differ materially if either of those assumptions proves to be incorrect. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Average loans increased $893.4 million (36.4%) between second quarters to $3,345.5 million for the quarter ended June 30, 1997. This increase reflected higher average commercial and residential first mortgage loans outstanding, up $535.7 million (50.9%) and $168.7 million (21.7%), respectively. The increase in commercial loans resulted from the Bank's internal loan generation, the acquisitions of VCNB and RNB in January 1997 and purchases of syndicated corporate loans. The increase in residential first mortgage loans resulted from both the Bank's internal loan generation and bulk purchases of residential first mortgage loans. Average construction loans increased $41.3 million (48.8%) from the second quarter of 1996, and average real estate mortgage loans increased $135.8 million (26.9%), due primarily to the acquisitions of VCNB and RNB.

    Total average investments and available for sale securities decreased by $7.1 million between second quarters due to strong loan demand. Total average deposits increased $776.3 million (27.6%) between second quarters due primarily to the acquisitions of VCNB and RNB as well as increased deposit levels generated by the Bank's existing branches.

    For the first half of 1997, average loans increased $834.2 million (34.8%), and total average investment and available for sale securities decreased $3.6 million (.4%). Total deposits for the six months ended June 30, 1997 increased $675.0 million (24.0%) compared to the 1996 period. The changes in the six month average balances resulted from the same factors that caused the changes between the second quarter average balances.

    The provision for credit losses was zero for the six months ended June 30, 1997 and 1996. Loans charged off in the second quarter of 1997 were $7.9 million, compared to $7.8 million in the second quarter of 1996. Recoveries were $3.2 million in the second quarter of 1997, compared to $6.1 million in the second quarter of 1996. The provision for credit losses is expected to remain at reduced levels for the remainder of 1997. This forward-looking statement is based on an assumption that general economic conditions in Southern California will not deteriorate materially in 1997, and if this assumption proves to be inaccurate, an increased provision for credit losses may be required. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Non-interest income excluding gains and losses on the sale of securities and assets totaled $13.7 million for the second quarter of 1997, up $3.3 million (31.4%) from a year earlier. For the six months ended June 30, 1997, non-interest income excluding gains and losses on the sale of securities and assets totaled $25.5 million, an increase of $5.2 million (25.4%) from last year's total of $20.4 million. Service charges on deposit accounts increased $.6 million (20.6%) and $1.2 million (22.7%), respectively, for the quarter and six months ended June 30, 1997 due primarily to the acquisitions of VCNB and RNB. Investment services income increased $.3 million (11.1%) and $.9 million (17.0%) for the quarter and six months ended June 30, 1997 due to new customers and new investment products offered to customers. Trust fees increased $.4 million (24.4%) and $.7 million (20.8%) for the quarter and six months ended June 30, 1997 due to higher amounts of new business. International fees increased $.6 million (51.0%) and $1.2 million (52.9%) for the quarter and six months ended June 30, 1997 due to business generated by the addition of several additional foreign exchange traders in mid-1996 and the Bank's increased marketing efforts. Included in all other income in the second quarter of 1997 was a $.9 settlement of a lawsuit with a borrower. Management expects modest growth in non-interest income from first half 1997 levels during the remainder of 1997. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Excluding net ORE results, non-interest expense totaled $45.7 million in the second quarter of 1997, an increase of $11.7 million (34.3%) from the second quarter of 1996. For the first half of 1997, excluding net ORE results, non-interest expense totaled $89.3 million, an increase of $19.2 million (27.5%) from the first half of 1996. Salaries and other employee benefits increased $6.4 million (35.5%) and $9.8 million (25.6%) for the quarter and six months ended June 30, 1997 from the comparable period in 1996, due primarily to the additional personnel added as a result of the acquisition of VCNB and RNB and the hiring of additional personnel to internally grow the business.

    The expense categories other than staff increased $5.2 million (32.9%) and $9.4 million (29.7%) for the quarter and six months ended June 30, 1997 from the comparable period in 1996. The increases in professional expenses resulted primarily from higher consulting and legal fees. The increase in promotion expenses resulted from the Company's expanded advertising program. Other noninterest expense for the first half of 1997 included charges totaling $1.8 million and $.4 million during the first and second quarters, respectively, for the unreserved portion of the cost of a buyout of the Company's then existing data processing contract, the write-off of unamortized software and hardware connected with that contract and conversion expenses incurred to date to convert to a new data processing provider. In March 1997, the Company reached agreements with its insurance carriers regarding a lender liability lawsuit which it settled with a former bank customer in the fourth quarter of 1996. The insurance reimbursements of $2.5 million have been credited to other noninterest expense. The remaining other increases resulted from the acquisitions of VCNB and RNB. Amortization of goodwill and core deposit intangibles increased to $1.8 and $3.2 million for the second quarter and first six months of 1997 from $.4 million and $.9 million in the applicable periods in 1996. In April 1997, the Company signed a seven year contract with its new data processing provider which is expected to reduce its data processing expense after completion of the conversion. Noninterest expense levels for the second half of 1997 are expected to decrease from first half 1997 levels with the completion of the integration of VCNB and RNB into City National Bank and the completion of the conversion to the new data processing provider. See "Cautionary Statement For Purposes of the 'Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995", below.

     The Company's effective tax rate increased to 36.7% in the second quarter of 1997 from 33.8% in the second quarter of 1996. The increase resulted from the recognition of $.9 million in previously unrecognized deferred tax benefits in the second quarter of 1996. The Company expects the effective tax rate for the remainder of 1997 to remain near 1997 first half levels. See "Cautionary Statement For Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

NET INTEREST INCOME SUMMARY

The following table presents the components of net interest income for the quarters ended June 30, 1997 and 1996.

                                                                        DOLLARS IN THOUSANDS
                                                     JUNE 30, 1997                       JUNE 30, 1996
                                             ------------------------------    -----------------------------------
                                                        INTEREST    AVERAGE                   INTEREST      AVERAGE
                                             AVERAGE     INCOME/    INTEREST      AVERAGE     INCOME/      INTEREST
                                             BALANCE    EXPENSE (1)   RATE        BALANCE    EXPENSE (1)    RATE
                                            ----------  --------    -------      --------    -----------   -------
ASSETS (2)
 Earning assets
  Loans: (3)
   Commercial loans                         $1,588,036  $ 36,583      9.24%     $1,052,305  $ 23,582       9.01%
   Real estate - construction                  125,739     3,593     11.46          84,477     2,458       11.70
   Real estate - mortgage                      640,506    15,898      9.96         504,714    11,673        9.30
   Residential first mortgages                 944,954    18,379      7.80         776,237    15,677        8.12
   Installment loans                            46,250     1,321     11.46          34,336       900       10.54
                                            ----------  --------     -----      ----------  --------       -----
   Total loans                               3,345,485    75,774      9.08       2,452,069    54,290        8.90
                                            ----------  --------     -----      ----------  --------       -----
  Due from banks-interest bearing                  411         2      1.95          29,625       444        6.03
  State and municipal investment securities    106,101     1,860      7.03          53,614       953        7.15
  Taxable investment securities                116,352     1,890      6.52         128,695     2,025        6.33
  Securities available for sale                613,588    10,480      6.85         660,782    10,229        6.23
  Federal funds sold and securities
   purchased under resale agreements            19,073       271      5.70          56,025       758        5.44
  Trading account securities                    48,678       801      6.60          31,053       453        5.87
                                            ----------  --------     -----      ----------  --------       -----
   Total earning assets                      4,249,688    91,078      8.60       3,411,863    69,152        8.15
                                            ----------  --------     -----      ----------  --------       -----
  Allowance for credit losses                 (136,139)                           (128,503)
  Cash and due from banks                      346,521                             279,912
  Other nonearning assets                      225,633                             159,724
                                            ----------                          ----------
   Total assets                             $4,685,703                          $3,722,996
                                            ----------                          ----------
                                            ----------                          ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

 Noninterest - bearing deposits             $1,485,023         -        -       $1,160,406         -           -
 Interest-bearing deposits:
  Interest checking accounts                   383,216       969      1.01         316,049       790        1.01
  Money market accounts                        800,412     6,034      3.02         710,069     5,252        2.97
  Savings deposits                             174,019     1,415      3.26         132,472     1,026        3.12
  Time deposits - under $100,000               237,541     3,025      5.11         136,827     1,760        5.17
  Time deposits - $100,000 and over            508,182     6,589      5.20         356,260     4,364        4.93
                                            ----------  --------     -----      ----------  --------       -----
   Total interest - bearing deposits         2,103,370    18,032      3.44       1,651,677    13,192        3.21
                                            ----------  --------     -----      ----------  --------       -----
   Total deposits                            3,588,393                           2,812,083
  Federal funds purchased and securities
   sold under repurchase agreements            260,892     3,486      5.36         400,807     5,107        5.12
  Other borrowings                             315,993     4,386      5.57          98,087     1,406        5.77
                                            ----------  --------     -----      ----------  --------       -----
   Total interest - bearing liabilities      2,680,255    25,904      3.88       2,150,571    19,705        3.69
                                            ----------  --------     -----      ----------  --------       -----
 Other liabilities                              55,279                              52,092
 Shareholders' equity                          465,146                             359,927
                                            ----------                          ----------
  Total liabilities and shareholders'
   equity                                   $4,685,703                          $3,722,996
                                            ----------                          ----------
                                            ----------                          ----------
Net interest spread                                                   4.72%                                 4.47%
                                                                     -----                                 -----
                                                                     -----                                 -----

Fully taxable equivalent net interest income            $ 65,174                             $49,447
                                                        --------                            --------
                                                        --------                            --------
Net interest margin                                                   6.15%                                 5.83%
                                                                     -----                                 -----
                                                                     -----                                 -----

----------
(1)   Fully taxable equivalent basis.

(2) Includes average nonaccrual loans of $43,820 and $48,603 for 1997 and 1996, respectively.

(3) Loan income includes loan fees of $2,214 and $1,798 for 1997 and 1996, respectively.

NET INTEREST INCOME SUMMARY

The following table presents the components of net interest income for the six months ended June 30, 1997 and 1996.

                                                                        DOLLARS IN THOUSANDS
                                                     JUNE 30, 1997                       JUNE 30, 1996
                                             ------------------------------    -----------------------------------
                                                        INTEREST    AVERAGE                  INTEREST      AVERAGE
                                             AVERAGE     INCOME/    INTEREST      AVERAGE     INCOME/      INTEREST
                                             BALANCE    EXPENSE (1)   RATE        BALANCE    EXPENSE (1)    RATE
                                            ----------  --------    -------      --------    -----------   -------
ASSETS (2)
 Earning assets
  Loans: (3)
   Commercial loans                         $1,528,747  $ 70,698      9.24%     $1,046,552  $ 47,431        9.11%

   Real estate - construction                  117,537     6,682     11.46          82,332     4,793       11.71
   Real estate - mortgage                      617,117    30,475      9.96         517,432    25,050        9.74
   Residential first mortgages                 924,204    36,107      7.88         718,318    28,780        8.06
   Installment loans                            46,984     2,485     10.67          35,725     1,847       10.40
                                            ----------  --------     -----      ----------  --------       -----
   Total loans                               3,234,589   146,447      9.09       2,400,359   107,901        9.04
                                            ----------  --------     -----      ----------  --------       -----
  Due from banks-interest bearing                4,051        98      4.88          28,223       836        5.96
  State and municipal investment securities    102,428     3,584      7.06          40,513     1,452        7.21
  Taxable investment securities                114,527     3,715      6.54         117,897     3,791        6.47
  Securities available for sale                619,973    20,698      6.73         682,161    21,468        6.33
  Federal funds sold and securities
    purchased under resale agreements           22,060       583      5.33          78,467     2,165        5.55
  Trading account securities                    44,251     1,237      5.64          31,421       940        6.02
                                            ----------  --------     -----      ----------  --------       -----
   Total earning assets                      4,141,879   176,362      8.55       3,379,041   138,553        8.25
                                            ----------  --------     -----      ----------  --------       -----
  Allowance for credit losses                 (136,390)                           (130,300)
  Cash and due from banks                      332,578                             289,837
  Other nonearning assets                      218,052                             160,558
                                            ----------                          ----------
  Total assets                              $4,556,119                          $3,699,136
                                            ----------                          ----------
                                            ----------                          ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest - bearing deposits            $1,447,517         -         -      $1,154,006         -           -
    Interest-bearing deposits:
    Interest checking accounts                 375,312     1,877      1.01         321,534     1,606        1.00
    Money market accounts                      788,541    11,789      3.01         720,773    10,608        2.96
    Savings deposits                           170,530     2,782      3.29         132,499     2,033        3.09
    Time deposits - under $100,000             228,182     5,763      5.09         133,607     3,455        5.20
    Time deposits - $100,000 and over          478,767    12,315      5.19         351,442     8,923        5.11
                                            ----------  --------     -----      ----------  --------       -----
      Total interest - bearing deposits      2,041,332    34,526      3.41       1,659,855    26,625        3.23
                                            ----------  --------     -----      ----------  --------       -----
   Total deposits                            3,488,849                           2,813,861
  Federal funds purchased and securities
   sold under repurchase agreements            247,129     6,408      5.23         369,386     9,534        5.19
  Other borrowings                             310,780     8,505      5.52          94,392     2,707        5.77
                                            ----------  --------     -----      ----------  --------       -----
      Total interest - bearing liabilities   2,599,241    49,439      3.84       2,123,633    38,866        3.68
                                            ----------  --------     -----      ----------  --------       -----
  Other liabilities                             52,039                              58,130
  Shareholders' equity                         457,322                             363,367
                                            ----------                          ----------
   Total liabilities and shareholders'
    equity                                  $4,556,119                          $3,699,136
                                            ----------                          ----------
                                            ----------                          ----------
Net interest spread                                                   4.71%                                 4.57%
                                                                     -----                                 -----
                                                                     -----                                 -----
Fully taxable equivalent net interest income            $126,923                            $  99,687
                                                        --------                            ----------
                                                        --------                            ----------
Net interest margin                                                   6.15%                                 5.93%
                                                                     -----                                 -----
                                                                     -----                                 -----

-------------
(1)   Fully taxable equivalent basis.

(2) Includes average nonaccrual loans of $43,272 and $49,583 for 1997 and 1996, respectively.

(3) Loan income includes loan fees of $3,976 and $3,542 for 1997 and 1996, respectively.
                                      -13-

    The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Average balances in all categories in each reported period were used in the volume computations. Average yields and rates in each reported period were used in rate computations.


                                                                        DOLLARS IN THOUSANDS
                                               QUARTER ENDED JUNE 30,                 QUARTER ENDED JUNE 30,
                                                    1997 VS 1996                          1996 VS 1995
                                            ------------------------------    -----------------------------------
                                             INCREASE (DECREASE)                  INCREASE (DECREASE)
                                                DUE TO (1):           NET              DUE TO (1):            NET
                                            --------------------    INCREASE     --------------------       INCREASE
FULLY TAXABLE EQUIVALENT BASIS                VOLUME      RATE     (DECREASE)     VOLUME         RATE      (DECREASE)
                                            ----------  --------   ----------    ----------    --------    ----------
Interest earned on:

Interest-bearing deposits
 in other banks                              $  (262)  $  (180)     $  (442)     $   428       $    11      $   439
Loans                                         20,357     1,127       21,484       17,714        (4,994)      12,720
Taxable investment securities                   (196)       61         (135)      (6,860)        1,236       (5,624)
Non-taxable investment securities                923       (16)         907          517             1          518
Securities available for sale                   (748)      999          251        8,758          (153)       8,605
Trading account securities                       286        62          348         (130)           17         (113)
Federal funds sold and
 securities purchased
 under resale agreements                        (522)       35         (487)        (758)         (160)        (918)
                                            --------   -------    ---------    ---------      --------     --------
  Total interest-earning assets               19,838     2,088       21,926       19,669        (4,042)      15,627
                                            --------   -------    ---------    ---------      --------     --------
Interest paid on:

Interest checking                                179         0          179          109            27          136
Money market deposits                            691        91          782          805           216        1,021
Savings deposits                                 340        49          389          336           298          634
Other time deposits                            3,273       217        3,490        3,622            66        3,688
Other borrowings                               1,073       286        1,359        2,211          (551)       1,660
                                            --------   -------    ---------    ---------      --------     --------
  Total interest-bearing liabilities           5,556       643        6,199        7,083            56        7,139
                                            --------   -------    ---------    ---------      --------     --------
                                            $ 14,282   $ 1,445    $  15,727    $  12,586      $ (4,098)    $  8,488
                                            --------   -------    ---------    ---------      --------     --------
                                            --------   -------    ---------    ---------      --------     --------

                                              SIX MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                    1997 VS 1996                          1996 VS 1995
                                            ------------------------------    -----------------------------------
                                             INCREASE (DECREASE)                  INCREASE (DECREASE)
                                                DUE TO (1):           NET              DUE TO (1):            NET
DOLLARS IN THOUSANDS -                      --------------------    INCREASE     --------------------       INCREASE
FULLY TAXABLE EQUIVALENT BASIS                VOLUME      RATE     (DECREASE)     VOLUME         RATE      (DECREASE)
                                            ----------  --------   ----------    ----------    --------    ----------
Interest earned on:
Interest-bearing deposits
 in other banks                             $   (608)  $  (130)     $  (738)      $  798        $  30       $   828
Loans                                         37,469     1,077       38,546       34,591       (6,210)       28,381
Taxable investment securities                   (115)       39          (76)     (14,752)       2,915       (11,837)
Non-taxable investment securities              2,163       (31)       2,132          555           15           570
Securities available for sale                 (2,055)    1,285         (770)      18,562         (460)       18,102
Trading account securities                       360       (63)         297          (80)         (48)         (128)
Federal funds sold and
 securities purchased
 under resale agreements                      (1,499)      (83)      (1,582)        (409)        (303)         (712)
                                            --------   -------    ---------    ---------      --------     --------
  Total interest-earning
  assets                                      35,715     2,094       37,809       39,265       (4,061)       35,204
                                            --------   -------    ---------    ---------      --------     --------
Interest paid on:
Interest checking                                256        15          271          254           44           298
Money market deposits                          1,001       180        1,181        1,554          743         2,297
Savings deposits                                 611       138          749          635          593         1,228
Other time deposits                            5,628        72        5,700        7,242          629         7,871
Other borrowings                               2,486       186        2,672        4,548         (799)        3,749
                                            --------   -------    ---------    ---------      --------     --------
  Total interest-bearing
   liabilities                                 9,982       591       10,573       14,233        1,210        15,443
                                            --------   -------    ---------    ---------      --------     --------
                                            $ 25,733   $ 1,503    $  27,236    $  25,032    $  (5,271)     $ 19,761
                                            --------   -------    ---------    ---------      --------     --------
                                            --------   -------    ---------    ---------      --------     --------

-----------

(1) The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

BALANCE SHEET ANALYSIS
LOAN PORTFOLIO

    A comparative period-end loan table is presented below:
(dollars in thousands)

                                        June 30,      December 31,    June 30,
                                          1997           1996           1996
                                       ----------     ----------     ----------
Commercial                             $1,660,474     $1,334,577     $1,104,420
Residential first mortgage                951,616        882,573        823,046
Real estate- construction                 125,799         92,322         96,083
Real estate-mortgage                      660,877        499,377        490,850
Installment                                47,686         30,586         33,326
                                       ----------     ----------     ----------
     Total loans, gross                 3,446,452      2,839,435      2,547,725

Less: Allowance for credit loss          (132,885)      (130,089)      (127,294)
                                       ----------     ----------     ----------
     Total Loans, net                  $3,313,567     $2,709,346     $2,420,431
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------


    Gross loans at June 30, 1997 amounted to $3,446.5 million, up $898.7 million (35.3%) from June 30, 1996. Approximately $300.0 million of the increase was due to the acquisitions of VCNB and RNB. The $556.1 million increase in commercial loans was due to the Bank's own loan originations, the acquisitions of VCNB and RNB and the purchase of syndicated corporate loans. The $128.6 million increase in residential first mortgage loans resulted from the Bank's own originations, which were supplemented by purchases of residential first mortgages originated by third parties. Construction loans also increased significantly from June 30, 1996, up $29.7 million to $125.8 million at June 30, 1997 as the Company continued to expand its lending for residential construction development. The Company expects that the Bank's loan portfolio will continue to increase from second quarter 1997 levels due primarily to its own internal loan generation activities. See "Cautionary Statement For Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

   The following table presents information concerning nonaccrual loans, ORE, and restructured loans.

                                        June 30,      December 31,    June 30,
                                          1997           1996           1996
                                       ----------     ----------     ----------
                                                (Dollars in thousands)
Nonaccrual loans:
  Real estate - mortgages               $  22,498      $  25,661      $  38,254
  Commercial                               18,284         15,882          8,598
  Installment                                   -              -              -
                                        ---------      ---------      ---------
  Total                                    40,782         41,543         46,852
ORE                                        10,238         15,116         15,691
                                        ---------      ---------      ---------
  Total nonaccrual loans and ORE        $  51,020      $  56,659      $  62,543
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------
Restructured loans, accrual status      $   5,617      $   2,569      $   3,146
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------

Ratio of nonaccrual loans
 to total loans                              1.18%          1.46%          1.84%
Ratio of nonperforming assets
 to total assets                             1.08           1.34           1.62
Ratio of allowance for credit
 losses to nonaccrual loans                325.84         313.14         271.69


    The table below summarizes the approximate changes in nonaccrual loans for the quarters and six months ended June 30, 1997 and June 30, 1996.


                                    Quarter ended           Six months ended
                                       June 30,                  June 30,
                                 --------------------      -------------------
                                   1997         1996         1997        1996
                                 -------      -------      -------     -------
                                (Dollars in millions)
Balance, beginning of period     $  40.7      $  52.7      $  41.5     $  48.1
Additions from acquisitions            -            -          2.4           -
Loans placed on nonaccrual          11.4          6.8         20.5        25.0
Charge offs                         (5.8)        (5.4)        (8.8)       (9.8)
Loans returned to accrual status    (2.5)        (0.1)        (3.1)       (2.2)
Repayments (including interest
 applied to principal)              (3.0)        (3.9)        (9.1)       (5.9)
Transfer to ORE                        -         (3.2)        (2.6)       (8.3)
                                 -------      -------      -------     -------
Balance, end of period           $  40.8      $  46.9      $  40.8     $  46.9
                                 -------      -------      -------     -------
                                 -------      -------      -------     -------

     At June 30, 1997, in addition to loans disclosed above as nonaccrual or restructured, management had also identified $10.8 million of potential problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable.

ALLOWANCE FOR CREDIT LOSSES

     The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:

                                    Quarter ended           Six months ended
                                       June 30,                  June 30,
                                 --------------------      -------------------
                                   1997         1996         1997        1996
                                 -------      -------      -------     -------
                                           (Dollars in millions)
Average amount of loans
 outstanding                    $3,345.5     $2,452.1     $3,234.6    $2,400.4
                                --------     --------     --------    --------
                                --------     --------     --------    --------
Balance of allowance for
 credit losses, beginning
 of period                         137.6       $128.9      $ 130.1      $131.5
Loans charged off:
 Commercial                          6.8          5.5          8.2        11.0
 Real estate loans -
  construction                        -            -            -           -
 Real estate loans - mortgage        1.1          2.3          3.5         2.3
 Installment                          -            -            -           -
                                --------     --------     --------    --------
  Total loans charged off            7.9          7.8         11.7        13.3
                                --------     --------     --------    --------

Less recoveries of loans
 previously charged off
  Commercial                         2.1          3.0          6.3         5.9
  Real estate loans -
   construction                       -            -            -           -
  Real estate loans -
   mortgage                          1.1          3.1          1.2         3.1
  Installment                         -            -            -            -
                                --------     --------     --------    --------
    Total recoveries                 3.2          6.1          7.5         9.0
                                --------     --------     --------    --------
Net loans charged off                4.7          1.7          4.2         4.3
Provisions charged to
 operating expense                   -            -             -           -
Additions: From acquisition
            of VCNB                  -            -            4.6          -
           From acquisition
            of RNB                   -            -            2.4          -
                                --------     --------     --------    --------
Balance, end of period           $ 132.9     $  127.2        132.9       127.2
                                --------     --------     --------    --------
                                --------     --------     --------    --------
Ratio of net charge-offs to
 average loans                      0.56%        0.28%        0.26%       0.36%
                                --------     --------     --------    --------
                                --------     --------     --------    --------
Ratio of allowance for
 credit losses to total
 period end loans                   3.86%        5.00%        3.86%       5.00%
                                --------     --------     --------    --------
                                --------     --------     --------    --------

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion
15. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Upon adoption of SFAS No. 128, the Company anticipates that its basic EPS disclosures will be increased as compared to the primary EPS disclosures presently required by APB Opinion 15. The Company does not expect its diluted EPS disclosures will differ materially from the fully-diluted disclosures presently required by APB Opinion 15.

    In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 consolidates existing reporting standards for disclosing information about an entity's capital structure. SFAS No. 129 must be adopted for financial statements for periods ending after December 15, 1997. The impact on the Company of adopting SFAS No. 129 is not expected to be material as, the Company's existing disclosures are generally in compliance with the disclosure requirements in SFAS No. 129.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The impact on the Company of adopting SFAS No. 130 is not expected to be material to the Company's existing disclosure.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting selected information about operating segments in annual financial statements and requires reporting interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. The Company is currently assessing the potential impact of SFAS No. 131.

     The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require expanded disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements, and quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarterly period ended June 30, 1997. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1996 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim period disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk are effective with the 1997 Form 10-K.

CAPITAL ADEQUACY REQUIREMENTS

    As of June 30, 1997, the Company had a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 11.82%, a ratio of total capital to risk weighted assets (total risk-based capital ratio) of 13.10%, and a ratio of Tier 1 capital to average adjusted total assets (Tier 1 leverage ratio) of 9.00%, while the Bank had a Tier 1 risk-based capital ratio of 10.20%, a total risk-based capital ratio of 11.48% and a Tier 1 leverage ratio of 7.72%.

    On March 17, 1997, the Company announced a program for repurchase of up to 1.5 million shares of its common stock. Through June 30, 1997, the Company had repurchased 663,500 shares at a total cost of $14.7 million. Shares purchased under the buyback program will be reissued upon the exercise of stock options and for other general purposes. At June 30, 1997, 628,249 shares were held in treasury with a total cost of $13.9 million.

    On July 23, 1997, the Company declared a regular quarterly dividend of $.11 per share, payable August 14, 1997 to shareholders of record as of August 4, 1997.

LIQUIDITY

    The Company continues to manage its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco, and a portfolio of securities available for sale. Liquidity is also provided by maturing investment securities and loans.

    Average core deposits comprised 73.9% of total funding in the second quarter of 1997, compared to 74.2% in the second quarter of 1996. This decrease has required the Company to increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits, the Company has not faced any liquidity constraints.

    The following table shows that the Company's cumulative one year interest rate sensitivity gap decreased from ($473.2) million at June 30, 1996 to ($612.4) million at June 30, 1997. This change resulted from the Company's effort to lower its exposure to decreases in net interest income due to a rapid decline in interest rates. The Company has increased its portfolio of loans that reprice after one year by $533.5 million during the last twelve months. In addition, the Company has entered into interest rate swap contracts, with maturities in excess of one year, totaling $250.0 million to reduce its asset sensitivity. At June 30, 1997 the unrealized loss on the Company's interest rate swap contracts were $.7 million. The Company's liability sensitive position during a period of slowly rising interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest checking, savings and money market deposit accounts historically have not increased proportionately with increases in interest rates.

INTEREST RATE SENSITIVITY MANAGEMENT

     At June 30, 1997 and 1996, the Company's distribution of rate-sensitive assets and liabilities was as follows:

                                                                        MATURING OR REPRICING
                                                  ----------------------------------------------------------------
                                                                  AFTER 3     AFTER 1 YEAR
                                                  IN 3 MONTHS    MONTHS BUT    BUT WITHIN     AFTER
                                                    OR LESS    WITHIN 1 YEAR    5 YEARS      5 YEARS       TOTAL
                                                  -----------  -------------  ------------   -------     ---------
                                                                        (DOLLARS IN MILLIONS)
JUNE 30, 1997
Rate-sensitive assets:
    Interest-bearing deposits in other banks. . .   $    0.4    $     -      $     -       $      -      $     0.4
    Loans . . . . . . . . . . . . . . . . . . . .    1,715.6        349.4        384.1          956.6      3,405.7
    Investment securities . . . . . . . . . . . .        8.6          5.3        155.8           63.8        233.5
    Securities available for sale . . . . . . . .       12.5          1.0        259.4          320.0        592.9
    Trading account . . . . . . . . . . . . . . .       47.3          -                           -           47.3
    Interest rate swap. . . . . . . . . . . . . .     (400.0)       150.0        250.0                         0.0
    Federal funds sold and securities
      purchased with agreement to resell. . . . .        -            -            -              -            0.0
                                                    --------     --------     ---------     ---------     --------
         Total rate-sensitive assets. . . . . . .    1,384.4        505.7      1,049.3        1,340.4      4,279.8
                                                    --------     --------     ---------     ---------     --------

Rate-sensitive liabilities: (1)
    Interest checking . . . . . . . . . . . . . .      357.0          -            -              -          357.0
    Money market deposits . . . . . . . . . . . .      778.0          -            -              -          778.0
    Savings deposits. . . . . . . . . . . . . . .      174.0          -            -              -          174.0
    Other time deposits . . . . . . . . . . . . .      335.6        331.8         87.2            4.1        758.7
    Short-term borrowings . . . . . . . . . . . .      516.3          -            -              -          516.3
    Long-term debt. . . . . . . . . . . . . . . .        -            9.8                                      9.8
                                                    --------     --------     ---------     ---------     --------
         Total rate-sensitive liabilities . . . .    2,160.9        341.6         87.2            4.1      2,593.8
                                                    --------     --------     ---------     ---------     --------

Interest rate sensitivity gap . . . . . . . . . .   $ (776.5)    $  164.1     $   962.1     $ 1,336.3     $1,686.0
                                                    ========     ========     =========     =========     ========
Cumulative interest rate sensitivity gap. . . . .   $ (776.5)    $ (612.4)    $   349.7     $ 1,686.0
                                                    ========     ========     =========     =========

Cumulative ratio of rate-sensitive assets
  to rate-sensitive liabilities . . . . . . . . .         64%          76%          114%          165%         165%
                                                    ========     ========     =========     =========     ========

                                                                        MATURING OR REPRICING
                                                  ----------------------------------------------------------------
                                                                  AFTER 3     AFTER 1 YEAR
                                                  IN 3 MONTHS    MONTHS BUT    BUT WITHIN     AFTER
                                                    OR LESS    WITHIN 1 YEAR    5 YEARS      5 YEARS       TOTAL
                                                  -----------  -------------  ------------   -------     ---------
                                                                        (DOLLARS IN MILLIONS)
JUNE 30, 1996
Rate-sensitive assets:

    Interest-bearing deposits in other banks . .    $   30.7     $    -       $     -       $     -       $   30.7
    Loans. . . . . . . . . . . . . . . . . . . .     1,352.0        341.7         200.7         606.5      2,500.9
    Investment securities. . . . . . . . . . . .         5.2          1.0         101.7          85.8        193.7
    Securities available for sale. . . . . . . .        37.0         25.1         356.2         237.5        655.8
    Trading account. . . . . . . . . . . . . . .        26.8          -             -             -           26.8
    Interest rate swap . . . . . . . . . . . . .      (250.0)       100.0         150.0                        0.0
    Federal funds sold and securities
      purchased with agreement to resell . . . .        25.0          -             -             -           25.0
                                                    --------     --------     ---------     ---------     --------
         Total rate-sensitive assets . . . . . .     1,226.7       467.8          808.6         929.8      3,432.9
                                                    --------     --------     ---------     ---------     --------

Rate-sensitive liabilities: (1)
    Interest checking. . . . . . . . . . . . . .       294.4          -             -             -          294.4
    Money market deposits. . . . . . . . . . . .       730.7          -             -             -          730.7
    Savings deposits . . . . . . . . . . . . . .       134.6          -             -             -          134.6
    Other time deposits. . . . . . . . . . . . .       247.0        206.5          32.8           0.7        487.0
    Short-term borrowings. . . . . . . . . . . .       554.5          -             -             -          554.5
    Long-term debt.. . . . . . . . . . . . . . .         -            -            34.8           -           34.8
                                                    --------     --------     ---------     ---------     --------
         Total rate-sensitive liabilities. . . .     1,961.2        206.5          67.6           -        2,236.0
                                                    --------     --------     ---------     ---------     --------

Interest rate sensitivity gap. . . . . . . . . .    $ (734.5)    $  261.3     $   741.0     $   929.8     $1,196.9
                                                    ========     ========     =========     =========     ========
Cumulative interest rate sensitivity gap . . . .    $ (734.5)    $ (473.2)    $   267.8     $ 1,197.6
                                                    ========     ========     =========     =========
Cumulative ratio of rate-sensitive assets
  to rate-sensitive liabilities. . . . . . . . .          63%          78%          112%          154%         154%
                                                    ========     ========     =========     =========     ========

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

-- Interest rates. Management anticipates that short term interest rate levels will increase in 1997, but if interest rates vary substantially from this expectation, the Company's results could differ materially.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

    On April 16, 1997, the Registrant held its annual meeting of stockholders. The stockholders elected the three Class I directors listed in the Registrant's proxy statement and approved an amendment to the Registrant's 1995 Omnibus Plan revising the method by which stock options are awarded to the Registrant's non-employee directors. The following table sets forth the number of votes cast for, or withheld with respect to, each director nominated for election. Under applicable Delaware law, votes withheld have the same effect as votes cast against a nominee, and for this reason the ballot did not offer a separate opportunity to vote against a nominee. Additionally, the table sets forth the number of votes cast for or against the 1995 Omnibus Plan amendment, as well as the number of abstentions. Broker non-votes were treated as not present at the meeting and had no effect.

       NAME                          FOR            WITHHELD
       ----                          ---            --------
George H. Benter, Jr.            42,474,276         365,184
Stuart D. Buchalter              42,459,213         380,247
Andrea L. Van De Kamp            42,492,253         347,207

     MATTER                         FOR             WITHHELD    ABSTENTION
     ------                         ---             --------    ----------
Amendment to 1995                30,218,947      11,097,347      734,804
Omnibus Plan

ITEM 5.  OTHER INFORMATION.
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         None

    (b)  Reports on Form 8-K
         None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CITY NATIONAL CORPORATION
                                       (REGISTRANT)

DATE: August 12, 1997                  /s/ Frank P. Pekny
      -------------------              ---------------------------
                                       FRANK P. PEKNY
                                       Executive Vice President
                                       and Chief Financial Officer