Form 10-Q
period 1997-09-30
CITY NATIONAL CORP
filed 1997-11-13
CIK 201461

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter ended September 30, 1997 Commission File Number 1-10521


                           CITY NATIONAL CORPORATION
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


        Delaware                                               95-2568550
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


            400 North Roxbury Drive, Beverly Hills, California  90210
-------------------------------------------------------------------------------
                   (Address of principal executive offices)   (Zip Code)


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


   Number of shares of common stock outstanding at October 31, 1997: 45,757,591

                          CITY NATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                    ASSETS

                                                                                      September 30,   December 31,   September 30,
                                                                                          1997           1996           1996
                                                                                      -------------   ------------   -------------
                                                                                                (Dollars in thousands)
Cash and due from banks .........................................................       $ 355,207      $ 331,046       $  245,706
Interest-bearing deposits in other banks.........................................             309         10,978           30,206
Federal funds sold and securities purchased under
   resale agreements.............................................................         150,000        151,200           80,000
Investment securities (market values $229,444; $194,655
   and $184,926 at September 30, 1997, December 31, 1996 and
   September 30, 1996, respectively).............................................         228,452        195,229          186,722
Securities available for sale (cost $582,134; $619,580 and
   $675,466 at September 30, 1997, December 31, 1996 and
   September 30, 1996, respectively).............................................         586,751        615,863          666,960
Trading account securities.......................................................          23,988         32,129           23,026
Loans............................................................................       3,530,122      2,839,435        2,674,242
Less allowance for credit losses.................................................         137,850        130,089          128,589
                                                                                        ---------     ----------        ---------
   Net loans.....................................................................       3,392,272      2,709,346        2,545,653
Leveraged leases.................................................................           5,221          6,147            5,863
Premises and equipment, net......................................................          40,704         24,196           23,364
Customers' acceptance liability..................................................           3,341          2,339            3,654
Other real estate ...............................................................           7,434         15,116           17,156
Deferred tax asset...............................................................          55,838         65,291           65,147
Goodwill and core deposit intangibles............................................          58,122         10,083           11,764
Other assets.....................................................................          67,020         47,533           41,334
                                                                                        ---------     ----------        ---------
   Total assets..................................................................      $4,974,659     $4,216,496       $3,946,555
                                                                                        ---------     ----------        ---------

                                 LIABILITIES
Demand deposits..................................................................      $1,667,458     $1,642,558       $1,274,831
Interest checking deposits.......................................................         345,367        386,211          297,890
Money market accounts............................................................         799,488        714,127          708,803
Savings deposits.................................................................         169,619        136,691          131,967
Time deposits - under $100,000...................................................         217,756        146,076          146,965
Time deposits - $100,000 and over................................................         614,489        360,860          379,713
                                                                                        ---------     ----------        ---------
   Total deposits................................................................       3,814,177      3,386,523        2,940,169
Federal funds purchased and securities sold
   under repurchase agreements...................................................         191,613        194,549          203,051
Other short-term borrowings......................................................         415,047        148,642          328,632
Long-term debt...................................................................           9,800         34,800           34,800
Other liabilities................................................................          53,781         48,896           50,866
Acceptances outstanding..........................................................           3,341          2,339            3,654
                                                                                        ---------     ----------        ---------
   Total liabilities.............................................................       4,487,759      3,815,749        3,561,172
Commitments and contingencies                                                           ---------     ----------        ---------

                             SHAREHOLDERS' EQUITY
Preferred Stock authorized-5,000,000, none outstanding                                          -              -                -
Common stock- par value- $1.00; authorized - 75,000,000
   Issued-46,700,891; 46,302,782 and 46,094,161 at
   September 30, 1997, December 31, 1996 and September 30, 1996,
   respectively.................................................................           46,701         46,303           46,094
Additional paid-in capital......................................................          298,724        275,610          272,817
Unrealized gain (loss) on available for sale securities.........................            2,662         (2,149)          (4,905)
Retained earnings...............................................................          156,474        113,266          100,321
Treasury shares, at cost - 731,752; 2,394,600 and 2,211,200 at September 30,
   1997, December 31, 1996 and September 30, 1996, respectively ................          (17,661)       (32,283)         (28,944)
                                                                                        ---------     ----------        ---------
   Total shareholders' equity...................................................          486,900        400,747          385,383
                                                                                        ---------     ----------        ---------
   Total liabilities and shareholders' equity...................................       $4,974,659     $4,216,496       $3,946,555
                                                                                        ---------     ----------        ---------

See accompanying Notes to the Unaudited Consolidated Financial Statements

                            CITY NATIONAL CORPORATION
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           For the three months    For the nine months
                                                            ended September 30,    ended September 30,
                                                           --------------------    -------------------
                                                              1997       1996        1997      1996
                                                           ---------  ---------    ---------  --------
                                                          (Dollars in thousands)  (Dollars in thousands)
INTEREST INCOME:
  Interest and fees on loans .............................. $ 78,651  $ 57,980      $223,679  $165,029
  Interest on federal funds sold and securities
    purchased under resale agreements .....................      313       793           896     2,958
  Interest on investment securities:
    U.S. Treasury and federal agency securities ...........    1,836     1,746         5,242     5,206
    Municipal securities ..................................    1,230       809         3,531     1,741
    Other securities ......................................      176       457           583     1,624
  Interest on securities available for sale................    9,298    10,193        28,424    30,667
  Interest on trading account securities...................      691       558         1,843     1,401
                                                            --------  --------      --------  --------
    Total .................................................   92,195    72,536       264,198   208,626
                                                            --------  --------      --------  --------
INTEREST EXPENSE:
  Interest on deposits ....................................   19,081    13,784        53,607    40,409
  Interest on federal funds purchased and
    securities sold under repurchase agreements ...........    2,480     3,500         8,888    10,176
  Interest on other short-term borrowings .................    5,247     4,558        12,080     9,188
  Interest on long-term debt ..............................      804       504         2,476     1,439
                                                            --------  --------      --------  --------
    Total .................................................   27,612    22,346        77,051    61,212
                                                            --------  --------      --------  --------
  NET INTEREST INCOME .....................................   64,583    50,190       187,147   147,414
  PROVISION FOR CREDIT LOSSES ............................         -         -             -         -
                                                            --------  --------      --------  --------
  Net interest income after provision for credit losses ..    64,583    50,190       187,147   147,414
                                                            --------  --------      --------  --------
NONINTEREST INCOME:
  Service charges on deposit accounts ....................     3,256     2,666         9,885     8,069
  Investment services income..............................     3,511     3,134         9,655     8,386
  Trust fees .............................................     2,257     1,789         6,427     5,242
  International services income ..........................     1,912     1,451         5,279     3,653
  Gain on sale of assets .................................       384       100         1,423       788
  Gain (loss) on sales of securities......................      (224)       30          (763)      322
  All other income .......................................     1,952     2,183         7,181     6,235
                                                            --------  --------      --------  --------
    Total noninterest income..............................    13,048    11,353        39,087    32,695
                                                            --------  --------      --------  --------
NONINTEREST EXPENSE:
  Salaries and other employee benefits ...................    25,308    19,004        73,421    57,315
  Net occupancy of premises ..............................     2,407     2,240         7,504     7,197
  Data processing ........................................     2,393     2,192         7,199     6,565
  Professional ...........................................     5,572     3,285        14,400     9,835
  FDIC insurance .........................................       107         -           312         2
  Office supplies ........................................     1,761     1,061         4,893     3,588
  Depreciation ...........................................     1,498     1,279         4,234     3,862
  Promotion ..............................................     1,938     1,273         5,660     4,097
  Equipment ..............................................       484       634         1,679     1,747
  Amortization of goodwill and core deposit intangibles ..     1,345       750         4,546     1,620
  Other operating ........................................     2,931     3,120        11,168     9,046
  Other real estate income ...............................      (797)     (186)         (830)     (227)
                                                            --------  --------      --------  --------
    Total noninterest expense.............................    44,947    34,652       134,186   104,647
                                                            --------  --------      --------  --------
Income before taxes.......................................    32,684    26,891        92,048    75,462
Income taxes..............................................    11,790     9,091        33,593    25,794
                                                            --------  --------      --------  --------
NET INCOME ...............................................  $ 20,894  $ 17,800      $ 58,455  $ 49,668
                                                            --------  --------      --------  --------
NET INCOME PER SHARE .....................................  $   0.44  $   0.39      $   1.22  $   1.10
                                                            --------  --------      --------  --------
                                                            --------  --------      --------  --------
Shares used to compute net income per share ..............    47,846    45,262        47,734    44,986
                                                            --------  --------      --------  --------
                                                            --------  --------      --------  --------

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          CITY NATIONAL CORPORATION

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (UNAUDITED)

                                                                                  FOR THE NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                                  -------------------
                                                                                   1997         1996
                                                                                   ----         ----
                                                                                (Dollars in thousands)
OPERATING ACTIVITIES
Net income ...................................................................  $  58,455    $  49,668
Adjustment to net income:
  Depreciation................................................................      4,234        3,862
  Amortization of goodwill and core deposit intangibles.......................      4,546        1,620
  Net decrease in trading securities..........................................      8,141        6,702
  Net decrease in deferred tax benefits.......................................      5,919         (727)
  Other, net..................................................................     (3,309)      (7,608)
                                                                                ---------    ---------
    Net cash provided by operating activites..................................     77,986       53,517
                                                                                ---------    ---------
INVESTING ACTIVITIES
Net decrease in short-term investments........................................     10,669       50,490
Purchase of securities available for sale.....................................   (288,767)    (387,462)
Sales and maturities of securities available for sale.........................    381,397      570,181
Maturities of investment securities...........................................      9,379       25,626
Purchase of investment securities.............................................    (41,996)    (106,004)
Purchase of residential mortgage loans........................................    (74,681)    (226,001)
Sale of residential mortgage loans............................................     47,513       62,717
Other loan originations net of principal collections..........................   (334,623)    (181,469)
Proceeds from sales of ORE....................................................     16,918        2,441
Proceeds from sale of leveraged leases........................................         --        1,824
Purchases of premises and equipment ..........................................    (13,087)      (1,444)
Net cash provided by acquisitions.............................................     42,876           --
Other, net....................................................................        464       20,828
                                                                                ---------    ---------
    Net cash from investing activities........................................   (243,938)    (168,273)
                                                                                ---------    ---------
FINANCING ACTIVITIES
Net increase in federal funds purchased and securities sold under
 repurchase  agreements.......................................................     (2,936)     (55,302)
Net decrease in deposits......................................................    (23,525)    (307,866)
Net increase in short term borrowings.........................................    266,405      133,532
Proceeds from (repayment) of long term debt...................................    (25,000)       9,800
Proceeds from issuance of stock...............................................      9,411        5,600
Purchase of treasury shares...................................................    (22,502)     (19,045)
Cash dividends paid...........................................................    (15,247)     (11,865)
Other, net....................................................................      2,307       (5,932)
                                                                                ---------    ---------
    Net cash provided by financing activities.................................    188,913     (251,078)
                                                                                ---------    ---------
Net (increase) in cash and cash equivalents...................................     22,961     (365,834)
Cash and cash equivalents at beginning of year................................    482,246      691,540
                                                                                ---------    ---------
Cash and cash equivalents at end of year......................................  $ 505,207    $ 325,706
                                                                                ---------    ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest .................................................................  $  73,866     $ 60,222
    Income taxes..............................................................     29,902       18,750

  Non cash investing activities:
    Transfer from loans to ORE ...............................................     11,433       13,635

    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          CITY NATIONAL CORPORATION

                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (UNAUDITED)

                                                                               FOR THE NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               -------------------------
                                                                                    1997        1996
                                                                                    ----        ----
                                                                                 (Dollars in thousands)
Common Stock
  Balance, beginning of period.................................................   $ 46,303    $ 45,554
  Stock options exercised .....................................................        398         540
                                                                                  --------    --------
  Balance, end of period ......................................................     46,701      46,094
                                                                                  --------    --------

Additional paid-in capital
  Balance, beginning of period.................................................    275,610     266,829
  Stock options exercised .....................................................      2,620       5,060
  Tax benefit from stock options ..............................................      2,307         928
  Excess of market value of treasury shares issued for acquisitions
   over historical cost .......................................................     18,187          --
                                                                                  --------    --------
  Balance, end of period ......................................................    298,724     272,817
                                                                                  --------    --------

Treasury shares
  Balance, beginning of period.................................................    (32,283)     (9,899)
  Purchase of shares...........................................................    (22,502)    (19,045)
  Issuance of shares for acquisitions .........................................     30,643          --
  Issuance of shares for stock options ........................................      6,481          --
                                                                                  --------    --------
  Balance, end of period ......................................................    (17,661)    (28,944)
                                                                                  --------    --------

Unrealized net gains (losses) on securities available for sale
  Balance, beginning of period.................................................     (2,149)      1,955
  Change during period ........................................................      4,811      (6,860)
                                                                                  --------    --------
  Balance, end of period ......................................................      2,662      (4,905)
                                                                                  --------    --------

Retained earnings
  Balance, beginning of period.................................................    113,266      62,518
  Net income ..................................................................     58,455      49,668
  Dividends paid ..............................................................    (15,247)    (11,865)
                                                                                  --------    --------
  Balance, end of period ......................................................    156,474     100,321
                                                                                  --------    --------
Total shareholders' equity ....................................................   $486,900    $385,383
                                                                                  --------    --------
                                                                                  --------    --------

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

4. On March 17, 1997, the Company announced a program for the repurchase of up to 1.5 million shares of its common stock. Shares purchased under the buyback program will be issued upon the exercise of stock options and for other general purposes.

5. On August 29, 1997, the Company announced the signing of a definitive agreement pursuant to which Harbor Bancorp, headquartered in Long Beach, will be merged into the Company in a transaction currently valued at $34.1 million. Harbor Bancorp shareholders will receive either cash, City National Corporation stock or a combination of cash and stock valued at $24.10 per share, subject to several conditions including the issuance of a minimum of 48 percent and a maximum of 55 percent stock in the aggregate. Harbor Bancorp is a holding company whose principal wholly owned subsidiary is Harbor Bank, which has six branches and approximately $241.3 million in assets at September 30, 1997. The acquisition is expected to close in the first quarter of 1998.

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

RESULTS OF OPERATIONS

    The Company recorded consolidated net income of $20.9 million, or $.44 per share, in the third quarter of 1997, compared to a net income of $17.8 million, or $.39 per share, in the third quarter of 1996. Most of the change between third quarters resulted from an increase in net interest income of $14.4 million and an increase in noninterest income of $1.7 million offset, in part by a $10.3 million increase in noninterest expenses due to the acquisitions of Ventura County National Bancorp (VCNB) and Riverside National Bank (RNB) in January 1997, costs related to a bankwide data processing system conversion and the hiring of additional personnel related to the strong growth in business.

    Net income for the first nine months of 1997 totaled $58.5 million, or $1.22 per share compared with $49.7 million, or $1.10 per share in the 1996 period. The nine month increase resulted largely from a $39.7 million increase in net interest income and a $6.4 million increase in noninterest income, partially offset by a $29.5 million increase in noninterest expense.

    Returns on average assets for the third quarter and first nine months of 1997 were 1.74% and 1.69%, respectively, compared with 1.81% for the third quarter and 1.76% for the first nine months of 1996. Returns on average equity for the third quarter and first nine months of 1997 decreased to 17.26% and 16.80%, respectively, from 18.89% and 18.07% in 1996 as a result of the increase in average equity caused by the issuance of 2.3 million shares of treasury stock for the two acquisitions completed in January 1997, and retained earnings for the last twelve months.

    Taxable equivalent net interest income was $67.1 million in the third quarter of 1997, up 29.3% from the comparable quarter in 1996. The increase resulted from a 31.2% increase in average loans between quarters as well as a 30.3% increase in noninterest bearing deposits. The net interest spread increased from 4.36% to 4.61% and the net interest margin increased from

5.73% to 6.13% due to the strong increase in loans, improved yields from securities, good growth in core deposits and the recognition of a higher level of interest income from problem loans. Management expects modest growth in quarterly net interest income for the remainder of 1997 compared to third quarter 1997 levels. The foregoing forward looking statement assumes, among other things, that interest rates will not decrease in the remainder of 1997 and is based on anticipated growth in loans. Actual results may differ materially if either of those assumptions proves to be incorrect. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Average loans increased $821.7 million (31.2%) between third quarters to $3,454.4 million for the quarter ended September 30, 1997. This increase reflected higher average commercial and residential first mortgage loans outstanding, up $491.5 million (42.3%) and $118.5 million (14.1%), respectively. The increase in commercial loans resulted from the Bank's internal loan generation, the acquisitions of VCNB and RNB in January 1997 and purchases of syndicated corporate loans. The increase in residential first mortgage loans resulted from both the Bank's internal loan generation and bulk purchases of residential first mortgage loans during 1996 and the first quarter of 1997. Average construction loans increased $32.6 million (32.4%) from the third quarter of 1996, and average real estate mortgage loans increased $166.3 million (33.3%), due primarily to the acquisitions of VCNB and RNB.

    Total average investments and available for sale securities decreased by $32.4 million (3.8%) between third quarters due to strong loan demand. Total average deposits increased $780.2 million (27.4%) between third quarters due primarily to the acquisitions of VCNB and RNB, approximately $470.0 million in deposits, as well as increased deposit levels generated by the Bank's existing branches.

    For the first nine months of 1997, average loans increased $830.3 million (33.5%), and total average investment and available for sale securities decreased $13.3 million (1.6%). Total deposits for the nine months ended September 30, 1997 increased $710.5 million (25.2%) compared to the 1996 period. The changes in the nine month average balances resulted from the same factors that caused the changes between the third quarter average balances.

    The provision for credit losses was zero for the nine months ended September 30, 1997 and 1996. Loans charged off in the third quarter of 1997 were $3.4 million, compared to $3.8 million in the third quarter of 1996. Recoveries were $8.3 million in the third quarter of 1997, compared to $5.2 million in the third quarter of 1996. Due to the growth in the loan portfolio, the ratio of the allowance for credit losses to total period end loans has decreased from 4.81% at September 30, 1996 to 3.90% at September 30, 1997. The provision for credit losses is expected to remain at reduced levels for the remainder of 1997. This forward looking statement is based on an assumption that general economic conditions in Southern California will not deteriorate materially in the remainder of 1997, and if this assumption proves to be inaccurate, an increased provision for credit losses may be required. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Noninterest income excluding gains and losses on the sale of securities and assets totaled $12.9 million for the third quarter of 1997, up $1.7 million (14.8%) from a year earlier. For the nine months ended September 30, 1997, noninterest income excluding gains and losses on the sale of securities and assets totaled $38.4 million, an increase of $6.8 million (21.7%) from last year's total of $31.6 million. Service charges on deposit accounts increased $.6 million (22.1%) and $1.8 million (22.5%) for the quarter and nine months ended September 30, 1997, respectively, due primarily to the acquisitions of VCNB and RNB. Investment services income increased $.4 million (12.0%) and $1.3 million (15.1%) for the quarter and nine months ended September 30, 1997, respectively, due to new customers and new investment products offered to customers. Trust fees increased $.5 million (26.2%) and $1.2 million (22.6%) for the quarter and nine months ended September 30, 1997, respectively, due to higher amounts of new business. International services income increased $.5 million (31.8%) and $1.6 million (44.5%) for the quarter and nine months ended September 30, 1997, respectively, due to increased volume in all international product categories generated through the Bank's increased marketing efforts. Included in all other income in the second quarter of 1997 was a $.9 million settlement of a lawsuit with a borrower. Management expects modest growth in noninterest income from third quarter 1997 levels during the remainder of 1997. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Excluding net-ORE results, noninterest expense totaled $45.7 million in the third quarter of 1997, an increase of $10.9 million (31.3%) from the third quarter of 1996. For the first nine months of 1997, excluding net-ORE results, noninterest expense totaled $135.0 million, an increase of $30.1 million (28.7%) from the first nine months of 1996. Salaries and other employee benefits increased $6.3 million (33.2%) and $16.1 million (28.1%) for the quarter and nine months ended September 30, 1997 from the comparable period in 1996, due primarily to the additional personnel added as a result of the acquisition of VCNB and RNB and the hiring of additional personnel to internally grow the business.

    Expense categories other than staff increased $4.6 million (29.1%) and $14.0 million (29.5%) for the quarter and nine months ended September 30, 1997 from the comparable period in 1996. The increases in professional expenses resulted primarily from higher consulting fees attributed to the conversion to the new data processing system which was completed in September 1997. The increase in promotion expenses resulted from the Company's expanded advertising program. Other noninterest expense for the third quarter and first nine months of 1997 included charges totaling $1.4 million and $4.0 million, respectively, for expenses incurred to convert to a new data processing platform and other systems changes. In March 1997, the Company reached agreements with its insurance carriers regarding a lender liability lawsuit which it settled with a former bank customer in the fourth quarter of 1996. The insurance reimbursements of $2.5 million have been credited to other noninterest expense. The remaining other increases resulted from the acquisitions of VCNB and RNB. Amortization of goodwill and core deposit intangibles increased to $1.3 million for the third quarter and $4.5 million for first nine months of 1997 from $.8 million and $1.6 million in
the applicable periods in 1996.   Noninterest expense levels for the
remainder of 1997 are expected to decrease from third quarter 1997 levels with the completion of the integration of VCNB and RNB into City National Bank and the completion of the conversion to the new data processing systems. See "Cautionary Statement For Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

     The Company's effective tax rate increased to 36.1% in the third quarter of 1997 from 33.8% in the third quarter of 1996 primarily because of the recognition in the first nine month of 1996 of $.9 million in previously unrecognized deferred tax benefits. The Company expects the effective tax rate for the remainder of 1997 to remain near third quarter 1997 levels. See "Cautionary Statement For Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

N E T   I N T E R E S T   I N C O M E   S U M M A R Y

The following table presents the components of net interest income for the quarters ended September 30, 1997 and 1996.

                                                           September 30, 1997                   September 30, 1996
                                                    -------------------------------      -------------------------------
                                                               Interest    Average                   Interest   Average
                                                    Average    income/     interest      Average     income/    interest
Dollars in thousands-                               Balance    expense (1)   rate        Balance     expense (1)  rate
-------------------------------------------------------------------------------------------------------------------------
A S S E T S (2)
  Earning assets
    Loans:(3)
      Commercial loans                            $1,652,857    $39,342       9.44 %    $1,161,373     $26,184     8.97 %
      Real estate - construction                     133,054      4,084      12.18         100,494       2,916    11.54
      Real estate - mortgage                         666,195     16,373       9.75         499,851      12,018     9.56
      Residential first mortgages                    956,729     18,477       7.66         838,190      16,499     7.83
      Installment loans                               45,550      1,295      11.28          32,758         901    10.94
                                                  ----------    -------      -----       ---------     -------    -----
      Total loans                                  3,454,385     79,571       9.14       2,632,666      58,518     8.84
                                                  ----------    -------      -----       ---------     -------    -----
    Due from banks-interest bearing                      413          2       1.92          25,529         310     4.83
    State and municipal investment securities        108,715      1,916       6.99          71,733       1,261     6.99
    Taxable investment securities                    122,231      2,010       6.52         120,120       1,893     6.27
    Securities available for sale                    586,648     10,143       6.86         658,131      10,860     6.56
    Federal funds sold and securities
      purchased under resale agreements               21,918        313       5.67          56,575         793     5.58
    Trading account securities                        49,455        763       6.12          39,832         603     6.02
                                                  ----------    -------      -----       ---------     -------    -----
      Total earning assets                         4,343,765     94,718       8.65       3,604,586      74,238     8.19
                                                  ----------    -------      -----       ---------     -------    -----
    Reserve for credit losses                       (135,597)                             (127,706)
    Cash and due from banks                          337,037                               271,141
    Other nonearning assets                          224,273                               162,813
                                                  ----------                            ----------
      Total assets                                $4,769,478                            $3,910,834
                                                  ----------                            ----------
                                                  ----------                            ----------

L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y

  Noninterest - bearing deposits                  $1,518,937          -          -      $1,165,508           -      -
  Interest-bearing deposits:
    Interest checking accounts                       347,785        881       1.01         302,032         764     1.01
    Money market accounts                            804,442      6,163       3.04         740,223       5,569     2.99
    Savings deposits                                 167,650      1,433       3.39         132,299       1,056     3.18
    Time deposits - under $100,000                   223,996      2,909       5.15         142,992       1,846     5.14
    Time deposits - $100,000 and over                561,287      7,695       5.44         360,829       4,549     5.02
                                                  ----------    -------      -----       ---------     -------    -----
      Total interest - bearing deposits            2,105,160     19,081       3.60       1,678,375      13,784     3.27
                                                  ----------    -------      -----       ---------     -------    -----
      Total deposits                               3,624,097                             2,843,883
    Federal funds purchased and securities
      sold under repurchase agreements               183,749      2,480       5.35         271,304       3,500     5.13
    Other borrowings                                 422,808      6,051       5.68         366,761       5,062     5.49
                                                  ----------    -------      -----       ---------     -------    -----
      Total interest - bearing liabilities         2,711,717     27,612       4.04       2,316,440      22,346     3.83
                                                  ----------    -------      -----       ---------     -------    -----
    Other liabilities                                 58,524                                54,081
    Shareholders' equity                             480,300                               374,805
                                                  ----------                             ---------
      Total liabilities and shareholders'
        equity                                    $4,769,478                            $3,910,834
                                                  ----------                            ----------
                                                  ----------                            ----------
Net interest spread                                                           4.61                                 4.36
                                                                             -----                                -----
                                                                             -----                                -----
Fully taxable equivalent net interest income                    $67,106                                $51,892
                                                                -------                                -------
                                                                -------                                -------
Net interest margin                                                           6.13 %                               5.73 %
                                                                             -----                                -----
                                                                             -----                                -----

(1) Fully taxable equivalent basis.

(2) Includes average nonaccrual loans of $36,483 and $43,124 for 1997 and 1996, respectively.

(3) Loan income includes loan fees of $2,630 and $1,863 for 1997 and 1996, respectively.

N E T   I N T E R E S T   I N C O M E   S U M M A R Y

The following table presents the components of net interest income for the nine months ended September 30, 1997 and 1996.

                                                           September 30, 1997                   September 30, 1996
                                                    -------------------------------      -------------------------------
                                                               Interest    Average                   Interest   Average
                                                    Average    income/     interest      Average     income/    interest
Dollars in thousands-                               Balance    expense (1)   rate        Balance     expense (1)  rate
-------------------------------------------------------------------------------------------------------------------------

A s s e t s (2)

  Earning assets
    Loans:(3)
      Commercial loans                            $1,570,668   $110,040       9.34 %    $1,085,105     $73,615     9.06 %
      Real estate - construction                     122,766     10,766      11.72          88,431       7,709    11.64
      Real estate - mortgage                         633,082     46,848       9.89         511,529      37,068     9.68
      Residential first mortgages                    935,067     54,584       7.80         758,567      45,279     7.97
      Installment loans                               47,075      3,780      10.74          34,729       2,748    10.57
                                                  ----------    -------      -----       ---------     -------    -----
      Total loans                                  3,308,658    226,018       9.12       2,478,361     166,419     8.97
                                                  ----------    -------      -----       ---------     -------    -----
    Due from banks-interest bearing                    2,825        100       4.73          27,318       1,146     5.60
    State and municipal investment securities        104,547      5,500       7.03          50,996       2,713     7.11
    Taxable investment securities                    117,123      5,725       6.54         118,643       5,684     6.40
    Securities available for sale                    608,742     30,840       6.77         674,092      32,328     6.41
    Federal funds sold and securities
      purchased under resale agreements               22,012        896       5.44          71,117       2,958     5.56
    Trading account securities                        46,004      2,000       5.81          34,245       1,543     6.02
                                                  ----------    -------      -----       ---------     -------    -----
      Total earning assets                         4,209,911    271,079       8.60       3,454,772     212,791     8.23
                                                  ----------    -------      -----       ---------     -------    -----
    Reserve for credit losses                       (136,123)                             (129,429)
    Cash and due from banks                          334,080                               283,560
    Other nonearning assets                          220,145                               161,312
                                                  ----------                            ----------
      Total assets                                $4,628,013                            $3,770,215
                                                  ----------                            ----------
                                                  ----------                            ----------

L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y
  Noninterest - bearing deposits                  $1,471,934          -          -      $1,157,868           -        -
  Interest-bearing deposits:
    Interest checking accounts                       366,036      2,757       1.01         314,985       2,370     1.01
    Money market accounts                            793,900     17,952       3.02         727,304      16,177     2.97
    Savings deposits                                 169,210      4,216       3.33         132,432       3,089     3.12
    Time deposits - under $100,000                   226,787      8,672       5.11         136,758       5,301     5.18
    Time deposits - $100,000 and over                506,560     20,010       5.28         354,594      13,472     5.07
                                                  ----------    -------      -----       ---------     -------    -----
      Total interest - bearing deposits            2,062,493     53,607       3.48       1,666,073      40,409     3.24
                                                  ----------    -------      -----       ---------     -------    -----
      Total deposits                               3,534,427                             2,823,941
    Federal funds purchased and securities
      sold under repurchase agreements               225,770      8,888       5.26         268,661      10,176     5.06
    Other borrowings                                 348,533     14,556       5.58         253,636      10,627     5.60
                                                  ----------    -------      -----       ---------     -------    -----
      Total interest - bearing liabilities         2,636,796     77,051       3.91       2,188,370      61,212     3.74
                                                  ----------    -------      -----       ---------     -------    -----
  Other liabilities                                   54,218                                56,770
  Shareholders' equity                               465,065                               367,207
                                                  ----------                            ----------
     Total liabilities and shareholders'
       equity                                     $4,628,013                            $3,770,215
                                                  ----------                            ----------
                                                  ----------                            ----------
Net interest spread                                                           4.69                                 4.49
                                                                             -----                                -----
                                                                             -----                                -----
Fully taxable equivalent net interest income                   $194,028                               $151,579
                                                             ----------                             ----------
                                                             ----------                             ----------
Net interest margin                                                           6.16 %                               5.86 %
                                                                             -----                                -----
                                                                             -----                                -----

(1) Fully taxable equivalent basis.

(2) Includes average nonaccrual loans of $40,922 and $47,430 for 1997 and 1996, respectively.

(3) Loan income includes loan fees of $6,516 and $5,405 for 1997 and 1996, respectively.

The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates.Average balances in all categories in each reported period were used in the volume computations.Average yields and rates ineach reported period were used in rate computations.

                                                    Quarter Ended September 30,                   Quarter Ended September 30,
                                                            1997 vs 1996                                  1996 vs 1995
                                                ------------------------------------         ------------------------------------
                                                      Increase                                   Increase
Dollars in thousands --                              (decrease)                                 (decrease)
Fully taxable equivalent basis                       due to (1):              Net               due to (1):                Net
                                                --------------------        increase         -------------------         increase
                                                Volume          Rate       (decrease)        Volume         Rate        (decrease)
                                                ------          ----       ----------        ------         ----        ----------
Interest earned on:
Interest-bearing deposits in other banks        $  (191)       $ (117)       $  (308)       $    301       $     2       $    303
Loans                                            18,994         2,059         21,053          18,306        (3,364)        14,942
Taxable investment securities                        36            81            117          (6,169)          965         (5,204)
Non-taxable investment securities                   655             0            655             870            22            892
Securities available for sale                    (1,204)          487           (717)          8,224            92          8,316
Trading account securities                          150            10            160              26            89            115
Federal funds sold and securities purchased
 under resale agreements                           (492)           12           (480)           (719)          (82)          (801)
                                                -------        ------        -------         -------       -------        -------
    Total interest-earning assets                17,948         2,532         20,480          20,839        (2,276)        18,563
                                                -------        ------        -------         -------       -------        -------

Interest paid on:
Interest checking                                   117             0            117             108            13            121
Money market deposits                               498            96            594           1,228            74          1,302
Savings deposits                                    302            75            377             361           312            673
Other time deposits                               3,793           416          4,209           3,502          (107)         3,395
Other borrowings                                   (420)          389            (31)          2,357          (576)         1,781
                                                -------        ------        -------         -------       -------        -------
    Total interest-bearing liabilities            4,290           976          5,266           7,556          (284)         7,272
                                                -------        ------        -------         -------       -------        -------
                                                $13,658        $1,556        $15,214         $13,283       $(1,992)       $11,291
                                                -------        ------        -------         -------       -------        -------
                                                -------        ------        -------         -------       -------        -------


                                                  Nine Months Ended September 30,               Nine Months Ended September 30,
                                                            1997 vs 1996                                  1996 vs 1995
                                                ------------------------------------         ------------------------------------
                                                      Increase                                   Increase
Dollars in thousands --                              (decrease)                                 (decrease)
Fully taxable equivalent basis                       due to (1):              Net               due to (1):                Net
                                                --------------------        increase         -------------------         increase
                                                Volume          Rate       (decrease)        Volume         Rate        (decrease)
                                                ------          ----       ----------        ------         ----        ----------
Interest earned on:
Interest-bearing deposits in other banks        $  (892)       $ (154)       $(1,046)       $  1,105       $    26       $  1,131
Loans                                            56,583         3,016         59,599          52,780        (9,458)        43,322
Taxable investment securities                       (76)          117             41         (20,911)        3,870        (17,041)
Non-taxable investment securities                 2,818           (31)         2,787           1,431            32          1,463
Securities available for sale                    (3,242)        1,754         (1,488)         26,785          (367)        26,418
Trading account securities                          512           (55)           457             (51)           37            (14)
Federal funds sold and securities purchased
 under resale agreements                         (1,999)          (63)        (2,062)         (1,126)         (387)        (1,513)
                                                -------        ------        -------         -------       -------        -------
    Total interest-earning assets                53,704         4,584         58,288          60,013        (6,247)        53,766
                                                -------        ------        -------         -------       -------        -------

Interest paid on:
Interest checking                                   387             0            387             340            79            419
Money market deposits                             1,499           276          1,775           2,796           803          3,599
Savings deposits                                    907           220          1,127             995           906          1,901
Other time deposits                               9,421           488          9,909          10,768           498         11,266
Other borrowings                                  2,088           553          2,641           6,908        (1,378)         5,530
                                                -------        ------        -------         -------       -------        -------
    Total interest-bearing liabilities           14,302         1,537         15,839          21,807           908         22,715
                                                -------        ------        -------         -------       -------        -------
                                                $39,402        $3,047        $42,449         $38,206       $(7,155)       $31,051
                                                -------        ------        -------         -------       -------        -------
                                                -------        ------        -------         -------       -------        -------

(1) The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

    A comparative period-end loan table is presented below:
(dollars in thousands)

                                      September 30,      December 31,      September 30,
                                          1997              1996               1996
                                      ------------       -----------       -------------
Commercial                             $1,694,859        $1,334,577         $1,200,624
Residential first mortgage                951,688           882,573            829,460
Real estate-construction                  144,989            92,322            106,854
Real estate-mortgage                      695,434           499,377            505,026
Installment                                43,152            30,586             32,278
                                       ----------         ---------         ----------
    Total loans, gross                  3,530,122         2,839,435          2,674,242
Less: Allowance for credit loss          (137,850)         (130,089)          (128,589)
                                       ----------         ---------         ----------
    Total loans, net                   $3,392,272        $2,709,346         $2,545,653
                                       ----------         ---------         ----------
                                       ----------         ---------         ----------

    Gross loans at September 30, 1997 amounted to $3,530.1 million, up $855.9 million (32.0%) from September 30, 1996. Approximately $300.0 million of the increase was due to the acquisitions of VCNB and RNB. The $494.2 million increase in commercial loans was due to the Bank's own loan originations, the acquisitions of VCNB and RNB and the purchase of additional syndicated corporate loans. The $122.2 million increase in residential first mortgage loans resulted from the Bank's own originations, which were supplemented by purchases of residential first mortgages originated by third parties. Construction loans also increased significantly from September 30, 1996, up $38.1 million to $145.0 million at September 30, 1997 as the Company continued to expand its lending for residential construction development. The Company expects that the Bank's loan portfolio will continue to increase from third quarter 1997 levels due primarily to its own internal loan generation activities. See "Cautionary Statement For
Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation
Reform Act of 1995", below.

                                       15

The following table presents information concerning nonaccrual loans, ORE, and restructured loans.

                                  September 30,    December 31,   September 30,
                                       1997            1996           1996
                                  -------------    ------------   -------------
                                              (Dollars in thousands)
Nonaccrual loans:
  Real estate -- mortgages           $19,594         $25,661         $32,889
  Commercial                          11,443          15,882           9,727
  Installment                             --              --              --
                                     -------         -------         -------
    Total                             31,037          41,543          42,616
ORE                                    7,433          15,116          17,156
                                     -------         -------         -------
    Total nonaccrual loans
     and ORE                         $38,470         $56,659         $59,772
                                     -------         -------         -------
                                     -------         -------         -------
Restructured loans, accrual status   $ 4,165         $ 2,569         $ 2,964
                                     -------         -------         -------
                                     -------         -------         -------

Ratio of nonaccrual loans
 to total loans                         0.88%           1.46%           1.59%
Ratio of nonaccrual loans & ORE
 to total loans & ORE                   1.09            1.98            2.22
Ratio of nonaccrual loans & ORE
 to total assets                         .77            1.34            1.51
Ratio of allowance for credit
 losses to nonaccrual loans           444.15          313.14          301.74

     The table below summarizes the approximate changes in nonaccrual loans for the quarters and nine months ended September 30, 1997 and September 30, 1996.

                                         Quarter ended       Nine months ended
                                         September 30,         September 30,
                                         --------------      -----------------
                                        1997       1996       1997        1996
                                        ----       ----       ----        ----
                                    (Dollars in millions)
Balance, beginning of period           $40.8      $46.9      $41.5       $48.1
Additions from acquisitions                0          0        2.4          --
Loans placed on nonaccrual               5.2        7.3       25.7        32.3
Charge offs                             (2.2)      (2.3)     (11.0)      (12.2)
Loans returned to accrual status        (6.8)      (3.0)      (9.9)       (5.2)
Repayments (including interest
 applied to principal)                  (5.5)      (4.1)     (14.6)       (9.9)
Transfer to ORE                         (0.5)      (2.2)      (3.2)      (10.5)
                                       -----      -----     ------      ------
Balance, end of period                 $31.0      $42.6     $ 31.0      $ 42.6
                                       -----      -----     ------      ------
                                       -----      -----     ------      ------

     At September 30, 1997, in addition to loans disclosed above as nonaccrual or restructured, management had also identified $4.3 million of potential problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable.

ALLOWANCE FOR CREDIT LOSSES

     The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:


                                                     Quarter Ended             Nine months ended
                                                     September 30,               September 30,
                                               -----------------------     ----------------------
                                                  1997         1996          1997          1996
                                               ---------     ---------     ---------     --------
                                                           (Dollars in millions)
Average amount of loans outstanding            $3,454.4      $2,632.7      $3,308.7     $2,478.4
                                               ---------     ---------     ---------     --------
                                               ---------     ---------     ---------     --------
Balance of allowance for credit losses,
  beginning of period                             132.9      $  127.2      $  130.1     $  131.5
Loans charged off:
  Commercial                                        2.7           2.6          10.9         13.6
  Real estate loans - construction                  0.0           0.0           0.0          0.0
  Real estate loans - mortgage                      0.7           1.2           4.2          3.5
  Installment                                       0.0           0.0           0.0          0.0
                                               ---------     ---------     ---------     --------
    Total loans charged off                         3.4           3.8          15.1         17.1
                                               ---------     ---------     ---------     --------
Less recoveries of loans previously
 charged off:

  Commercial                                        2.4           4.6           8.7         10.5
  Real estate loans - construction                  0.0           0.0           0.0          0.0
  Real estate loans - mortgage                      5.9           0.6           7.1          3.7
  Installment                                       0.0           0.0           0.0          0.0
                                               ---------     ---------     ---------     --------
    Total recoveries                                8.3           5.2          15.8         14.2
                                               ---------     ---------     ---------     --------
Net loans charged off (recovered)                  (4.9)         (1.4)         (0.7)         2.9
Provisions charged to operating expense             0.0           0.0           0.0          0.0
Additions: From acquisition of VCNB                 0.0           0.0           4.6          0.0
           From acquisition of RNB                  0.0           0.0           2.4          0.0
                                               ---------     ---------     ---------     --------
Balance, end of period                         $  137.8      $  128.6         137.8        128.6
                                               ---------     ---------     ---------     --------
                                               ---------     ---------     ---------     --------
Ratio of net charge-offs (recoveries)
 to average loans                                  (0.14)%       (.21)%        (0.02)%       0.16%
                                               ---------     ---------     ---------     --------
                                               ---------     ---------     ---------     --------
Ratio of allowance for credit losses
 to total period end loans                          3.90%         4.81%         3.90%        4.81%
                                               ---------     ---------     ---------     --------
                                               ---------     ---------     ---------     --------

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

    In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting selected information about operating segments in annual financial statements and requires reporting of interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. The Company is currently assessing the potential impact of SFAS No. 131.

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

CAPITAL ADEQUACY REQUIREMENTS

    As of September 30, 1997, the Company had a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 11.43%, a ratio of total capital to risk weighted assets (total risk-based capital ratio) of 12.71%, and a ratio of Tier 1 capital to average adjusted total assets (Tier 1 leverage ratio) of 9.09%, while the Bank had a Tier 1 risk-based capital ratio of 9.92%, a total risk-based capital ratio of 11.20% and a Tier 1 leverage ratio of 7.86%.

    On March 17, 1997, the Company announced a program for the repurchase of up to 1.5 million shares of its common stock. Through September 30, 1997, the Company had repurchased 663,000 shares at a total cost of $22.5 million. Shares purchased under the buyback program will be issued upon the exercise of stock options and for other general purposes, including for acquisitions. At September 30, 1997, 731,752 shares were held in treasury with a total cost of $17.7 million.

    On October 23, 1997, the Company declared a regular quarterly dividend of $.11 per share, payable November 13, 1997 to shareholders of record as of November 4, 1997.

ACQUISITION

    On August 29, 1997, the Company announced the signing of a definitive agreement pursuant to which Harbor Bancorp and its wholly owned subsidiary, Harbor Bank, will be merged into the Company in a transaction currently valued at $34.1 million and subject to final valuation per terms and conditions of the definitive agreement. Bancorp shareholders will receive, at their election, cash, stock or a combination thereof valued at $24.10 per share, with a minimum of approximately 48 percent and a maximum of approximately 55 percent stock in the aggregate. Harbor Bank, the second largest independent bank headquartered in Long Beach, has six branches and approximately $241.3 million in assets as of September 30, 1997. The number of City National Corporation shares to be issued to Harbor Bancorp shareholders will vary based on the average of the daily closing price of City National Corporation stock on the NYSE for the twenty consecutive trading days ending on the third trading day immediately prior to the closing of the acquisition. If the average City National stock price so determined is less than $23.5875, then each Harbor Bancorp share eligible to be exchanged for stock shall be converted into 1.0217 shares of City National Corporation stock. If the average City National stock price so determined is more than $31.9125 but less than $34.6875, then each Harbor Bancorp share eligible to be exchanged for stock shall be converted into .7552 of a share of City National Corporation stock. The Company will use previously repurchased treasury shares for the stock portion of the transaction.

    The Company has filed its application for approval of the merger with Harbor Bancorp with the Federal Reserve Board and the Bank has filed its application for approval of the merger of Harbor Bank into City National Bank with the Office of the Comptroller of the Currency. This acquisition is anticipated to close in the first quarter of 1998 and is expected to modestly increase the Company's earnings during 1998. See "Cautionary Statement For Purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995", below.

LIQUIDITY

    The Company continues to manage its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco, and a portfolio of securities available for sale. Liquidity is also provided by maturing investment securities and loans.

    Average core deposits and shareholder's equity comprised 74.3% of total funding in the third quarter of 1997, compared to 74.2% in the third quarter of 1996. The following table shows that the Company's cumulative one year interest rate sensitivity gap was ($418.9) million at September 30, 1996 and ($778.1) million at September 30, 1997, respectively. This change resulted from the Company's effort to lower its exposure to decreases in net interest income due to a rapid decline in interest rates. During the last twelve months, the Company has increased its portfolio of loans that reprice after one year by $563.5 million. In order to reduce its asset sensitivity, the Company has entered into interest rate swap contracts, with maturities in excess of one year, totaling $350.0 million. At September 30, 1997 the unrealized gain on the Company's interest rate swap contracts was $.9 million. The Company's liability sensitive position during a period of slowly rising interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest checking, savings and money market deposit accounts historically have not increased proportionately with increases in interest rates.

INTEREST RATE SENSITIVITY MANAGEMENT

At September 30, 1997 and 1996, the Company's distribution of rate-sensitive assets and liabilities was as follows:

                                                                             Maturing or repricing
                                                    ----------------------------------------------------------------------
                                                                   After 3       After 1 year
                                                    In 3 months   months but      but within         After
                                                      or less    within 1 year      5 years         5 years          Total
                                                    -----------  -------------   ------------       -------          -----
                                                                              (Dollars in millions)
SEPTEMBER 30, 1997
Rate-sensitive assets:
  Interest-bearing deposits in other banks ........  $    0.3        $   0.0        $    0.0        $    0.0        $    0.3
  Loans ...........................................   1,674.9          319.2           408.6         1,096.4         3,499.1
  Investment securities ...........................       4.1           16.6           146.3            61.5           228.5
  Securities available for sale ...................       4.1           98.7           306.6           177.4           586.8
  Trading account..................................      23.9            0.0             0.0             0.0            23.9
  Interest rate swaps .............................    (400.0)          50.0           350.0             0.0             0.0
  Federal funds sold and securities purchased
   with agreement to resell........................     150.0            0.0             0.0             0.0           150.0
                                                     --------        -------        --------        --------        --------
    Total rate-sensitive assets ...................   1,457.3          484.5         1,211.5         1,335.3         4,488.6
                                                     --------        -------        --------        --------        --------

Rate-sensitive liabilities: (1)
  Interest checking ...............................     345.4            0.0             0.0             0.0           345.4
  Money market deposits ...........................     799.5            0.0             0.0             0.0           799.5
  Savings deposits ................................     169.6            0.0             0.0             0.0           169.6
  Other time deposits .............................     448.2          341.1            32.1            10.7           832.2
  Short-term borrowings ...........................     606.2            0.0             0.0             0.0           606.2
  Long-term debt ..................................       0.0            9.8             0.0             0.0             9.8
                                                     --------        -------        --------        --------        --------
    Total rate-sensitive liabilities ..............   2,368.9          350.9            32.1            10.7         2,762.7
                                                     --------        -------        --------        --------        --------
Interest rate sensitivity gap .....................  $ (911.6)       $ 133.5        $1,179.4        $1,324.7        $1,726.0
                                                     --------        -------        --------        --------        --------
                                                     --------        -------        --------        --------        --------
Cumulative interest rate sensitivity gap ..........  $ (911.6)       $(778.1)       $  401.3        $1,726.0
                                                     --------        -------        --------        --------
                                                     --------        -------        --------        --------
Cumulative ratio of rate-sensitive assets
 to rate-sensitive liabilities ....................        62%            71%            115%            162%            162%
                                                     --------        -------        --------        --------        --------
                                                     --------        -------        --------        --------        --------


                                                                             Maturing or repricing
                                                    ----------------------------------------------------------------------
                                                                   After 3       After 1 year
                                                    In 3 months   months but      but within         After
                                                      or less    within 1 year      5 years         5 years          Total
                                                    -----------  -------------   ------------       -------          -----
                                                                              (Dollars in millions)
SEPTEMBER 30, 1996
Rate-sensitive assets:
  Interest-bearing deposits in other banks ........  $   30.2        $   0.0        $    0.0        $    0.0        $   30.2
  Loans ...........................................   1,330.8          359.3           251.2           690.3         2,631.6
  Investment securities ...........................       1.0            8.6           125.6            51.5           186.7
  Securities available for sale....................      50.1           24.1           304.6           288.2           667.0
  Trading account..................................      23.0            0.0             0.0             0.0            23.0
  Interest rate swaps..............................    (275.0)         125.0           150.0             0.0             0.0
  Federal funds sold and securities purchased
   with agreement to resell .......................      80.0            0.0             0.0             0.0            80.0
                                                     --------        -------        --------        --------        --------
    Total rate-sensitive assets ...................   1,240.1          517.0           831.4         1,030.0         3,618.5
                                                     --------        -------        --------        --------        --------

Rate-sensitive liabilities: (1)
  Interest checking ................................    297.9            0.0             0.0             0.0           297.9
  Money market deposits ............................    708.8            0.0             0.0             0.0           708.8
  Savings deposits .................................    132.0            0.0             0.0             0.0           132.0
  Other time deposits ..............................    212.5          258.3            55.2             0.7           526.7
  Short-term borrowings ............................    481.7           50.0             0.0             0.0           531.7
  Long-term debt ...................................       --           34.8             0.0             0.0            34.8
                                                     --------        -------        --------        --------        --------
    Total rate-sensitive liabilities ...............  1,832.9          343.1            55.2             0.7         2,231.9
                                                     --------        -------        --------        --------        --------
Interest rate sensitivity gap ...................... $ (592.8)       $ 173.9        $  776.2        $1,029.3        $1,386.6
                                                     --------        -------        --------        --------        --------
                                                     --------        -------        --------        --------        --------
Cumulative interest rate sensitivity gap ........... $ (592.8)       $(418.9)       $  357.3        $1,386.6
                                                     --------        -------        --------        --------
                                                     --------        -------        --------        --------
Cumulative ratio of rate-sensitive assets to
 rate-sensitive liabilities ........................       68%            81%            116%            162%            162%
                                                     --------        -------        --------        --------        --------
                                                     --------        -------        --------        --------        --------

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

-- Government regulation and monetary policy. All forward looking statements presume a continuation of the existing regulatory environment and U. S. Government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeal of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Bank, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing and bank reserve requirements, and a material change in these conditions would be likely to have an impact on results.

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

While management believes that its assumptions regarding these and other factors on which forward looking statements are based are reasonable, such assumptions are necessarily speculative in nature, and actual outcomes can be expected to differ to some degree. Consequently, there can be no assurance that the results described in such forward looking statements will, in fact, be achieved.

PART II. OTHER INFORMATION

ITEM 4.  NONE

ITEM 5.  OTHER INFORMATION.
         None
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         None
    (b)  Reports on Form 8-K
                     None
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CITY NATIONAL CORPORATION
                                       -------------------------
                                       (REGISTRANT)



DATE:     November 13, 1997            /s/ FRANK P. PEKNY
          -----------------            ------------------------
                                       FRANK P. PEKNY
                                       Executive Vice President
                                       and Chief Financial Officer