Form 10-K
period 1997-12-31
CITY NATIONAL CORP
filed 1998-03-23
CIK 201461

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

FOR THE YEAR ENDED DECEMBER 31, 1997              COMMISSION FILE NUMBER 1-10521
                            ------------------------

                           CITY NATIONAL CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

               DELAWARE                               95-2568550
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification No.)

         CITY NATIONAL CENTER
       400 NORTH ROXBURY DRIVE,
      BEVERLY HILLS, CALIFORNIA                         90210
   (Address of principal executive                    (Zip Code)
               offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 888-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
        Common Stock, $1.00 par value                     New York Stock Exchange

    NO SECURITIES ARE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
                            ------------------------

    Number of shares of common stock outstanding at February 27, 1998:
46,858,109

    Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 27, 1998: $1,495,778,309

                      DOCUMENTS INCORPORATED BY REFERENCE

    THE INFORMATION REQUIRED TO BE DISCLOSED PURSUANT TO PART III OF THIS REPORT EITHER SHALL BE (I) DEEMED TO BE INCORPORATED BY REFERENCE FROM SELECTED PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR CITY NATIONAL CORPORATION'S 1998 ANNUAL MEETING OF SHAREHOLDERS, IF SUCH PROXY STATEMENT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE CORPORATION'S MOST RECENTLY COMPLETED FISCAL YEAR, OR
(II) INCLUDED IN AN AMENDMENT TO THIS REPORT FILED WITH THE COMMISSION ON FORM 10-K/A.

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

    The Bank, which was founded in 1953 and opened for business in January 1954, conducts business in Southern California. Following the completion of the acquisition of Harbor Bancorp (HB) in January 1998 and the sale of the Wilmington branch in February 1998, the bank operates twenty three banking offices in Los Angeles County, five in Orange County, one in San Diego County, four in Riverside County and four in Ventura County.

    On January 17, 1997, the Company completed its acquisition of Ventura County National Bancorp (VCNB), a two bank holding company with six branches and total assets at December 31, 1996 of $279.8 million. The total purchase price was approximately $49.1 million. The Company issued approximately 1.3 million treasury shares with a market value of approximately $28.1 million and paid the remainder in cash.

    On January 24, 1997, the Company completed its acquisition of Riverside National Bank (RNB), a four branch bank with total assets at December 31, 1996 of $252.2 million. The total purchase price was approximately $41.4 million. The Company issued approximately 1.0 million treasury shares with a market value of approximately $20.7 million and paid the remainder in cash.

    On January 9, 1998, the Company completed its acquisition of HB, a one-bank holding company with six branches and total assets at December 31, 1997 of $241.8 million. The total purchase price was approximately $34.5 million. The Company issued approximately 540,000 shares, primarily from treasury with an aggregate market value of $17.9 million and paid the remainder in cash. The Company closed the Huntington Beach branch of Harbor Bank on January 26, 1998.

    On February 27, 1998, the Company sold its Wilmington branch, which was acquired as part of the acquisition of VCNB, to Banco Popular, N.A. (California).

    The Bank has received regulatory approval from the Office of the Comptroller of the Currency to close RNB's former Magnolia branch on May 15, 1998.

    The Bank primarily serves middle-market companies, professional and business borrowers and associated individuals with commercial banking and fiduciary needs and purchases participations in syndicated loans. The Bank provides revolving lines of credit, term loans, asset based loans, residential first trust deed mortgages, commercial real estate secured loans, trade facilities, and deposit, cash management and other business services. The Bank's City National Investments Division offers personal and employee benefit trust and estate services, and deals in money market and other investments for its own account and for its customers. The Bank offers mutual funds in association with other companies.

  COMPETITION

    The banking business is highly competitive. The Bank competes with domestic and foreign banks for deposits, loans and other banking business. In addition, other financial intermediaries, such as savings and loans, money market mutual funds, credit unions and other financial services companies, compete with the Bank. Furthermore, the geographic constraints on portions of the financial services industry can be expected to erode.

    Non-depository institutions can also be expected to increase the extent to which they act as financial intermediaries.

  MONETARY POLICY

    The net income of the Bank is affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities in the U.S. and abroad. In particular, the Board of Governors of the Federal Reserve System (Federal Reserve Board) exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. government securities, varying the discount rate on member bank borrowings and setting reserve requirements against deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future.

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

    The BHC Act requires, among other things, the Federal Reserve Board's prior approval whenever a bank holding company proposes to (i) acquire all or substantially all the assets of a bank, (ii) acquire direct or indirect ownership or control of 5% or more of the voting shares of a bank, or (iii) merge or consolidate with another bank holding company. In 1996, legislation was approved to substantially streamline the application process for well-capitalized and well-managed bank holding companies, and in 1997 regulations were adopted by the bank regulatory authorities to implement such legislation.

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

    Interstate bank subsidiaries and branch banks are subject to concentration limits, Community Reinvestment Act requirements, bank supervisory controls and other restrictions of the Riegle-Neal Act and of state law.

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

    The BHC Act also prohibits a bank holding company, with certain exceptions, from acquiring 5% or more of the voting shares of any company that is not a bank and from engaging in any activities without the Federal Reserve Board's prior approval other than (1) managing or controlling banks and other subsidiaries authorized by the BHC Act, or (2) furnishing services to, or performing services for, its subsidiaries. The BHC Act authorizes the Federal Reserve Board to approve the ownership of shares in any company the activities of which have been determined to be closely related to banking or to managing or controlling banks as to be a proper incident thereto.

    Consistent with its "source of strength" policy (see "Capital Adequacy Requirements," below), the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not pay cash dividends unless its net income available to common shareholders is sufficient to fund fully the dividends, and the prospective rate of net income retention appears consistent with the company's capital needs, asset quality and overall financial condition.

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

    The Corporation's principal asset is its investment in the Bank. Bank dividends are one of the Corporation's principal sources of liquidity. The Bank's ability to pay dividends is limited by certain statutes and regulations. OCC approval is required for a national bank to pay a dividend if the total of all dividends declared in any calendar year exceeds the total of the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus. A national bank may not pay any dividend that exceeds its net profits then on hand after deducting its loan losses and bad debts, as defined by the OCC. The OCC and the Federal Reserve Board have also issued banking circulars emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and other factors. National banks that are not in compliance with regulatory capital requirements generally are not permitted to pay dividends. The Bank is in compliance with such requirements. The OCC also can prohibit a national bank from engaging in an unsafe or unsound practice in its business. Depending on a bank's financial condition, payment of dividends could be deemed to constitute an unsafe or unsound practice. Except under certain circumstances and with prior regulatory approval, a bank may not pay a dividend if, after so doing, it would be undercapitalized. The Bank's ability to pay dividends in the future is, and could be further, influenced by regulatory policies or agreements and by capital guidelines.

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

    The Bank is insured by the FDIC and therefore is subject to its regulations. Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provided authority for special assessments against insured deposits and required the FDIC to develop a general risk-based assessment system. During 1995, the Bank Insurance Fund reached its targeted level of 1.25% of estimated insured deposits. The FDIC reduced the assessment rate for well capitalized banks to $2,000 per year for 1996. Beginning January 1, 1997, the FDIC collected an assessment against Bank Insurance Fund-assessable deposits to be paid to the Financing Corporation of approximately 1.29 basis points on total deposits, as defined. Beginning January 1, 1998, the rate was reduced to approximately 1.26 basis points on total deposits, as defined.

    Banks and bank holding companies are also subject to the Community Reinvestment Act of 1977, as amended (CRA). CRA requires the Bank to ascertain and meet the credit needs of the communities it serves, including low-income and moderate-income neighborhoods. The Bank's compliance with CRA is reviewed and evaluated by the OCC, which assigns the Bank a publicly available CRA rating at the conclusion of the examination. Further, an assessment of CRA compliance is also required in connection with applications for OCC approval of certain activities, including establishing or relocating a branch office that accepts deposits or merging or consolidating with, or acquiring the assets or assuming the liabilities of, a federally regulated financial institution. An unfavorable rating may be the basis for OCC denial of such an application, or approval may be conditioned upon improvement of the applicant's CRA record. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve Board will assess the CRA record of each subsidiary bank of the applicant, and such records may be the basis for denying the application.

    In the most recently completed CRA compliance examination, conducted in 1997, the OCC assigned the Bank a rating of "Satisfactory," the second highest of four possible ratings. The CRA regulations governing the Corporation and the Bank emphasize measurements of performance in the area of lending (specifically, the bank's home mortgage, small business, small farm and community development loans), investment (the bank's community development investments) and service (the bank's community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank's community and its capacity and constraints in meeting such needs. The regulations also require certain levels of collection and reporting of data regarding certain kinds of loans.

    The OCC's FDICIA regulations incorporate guidelines establishing standards for safety and soundness, including operational and managerial standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, assets growth and compensation, fees and benefits, and prohibit compensation deemed excessive. If the OCC finds that a bank has failed to meet any applicable standard, it may require the institution to submit an acceptable plan to achieve compliance, and if the bank fails to comply, the OCC must, by order, require it to correct the deficiency.

    Banking agencies have also adopted regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have adopted regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy.

    The OCC has enforcement powers with respect to national banks for violations of federal laws or regulations that are similar to the powers of the Federal Reserve Board with respect to bank holding companies and nonbanking subsidiaries. See "Bank Holding Companies," above.

  CAPITAL ADEQUACY REQUIREMENTS

    Both the Federal Reserve Board and the OCC have adopted similar, but not identical, "risk-based" and "leverage" capital adequacy guidelines for bank holding companies and national banks, respectively. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for risk-free assets (E.G., cash) to 100% for relatively high-risk assets (E.G., commercial loans). These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base. Certain off-balance sheet items (E.G., standby letters of credit) are added to the risk-adjusted asset base. The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and national banks is presently 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, a limited amount of perpetual preferred stock, trust preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general loan-loss allowance. As of December 31, 1997, the Corporation had a ratio of total capital to risk-weighted assets (Total risk-based capital ratio) of 12.27% and a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 10.99%, while the Bank had a total risk-based capital ratio of 10.78% and a Tier 1 risk-based capital ratio of 9.50%.

    The minimum Tier 1 leverage ratio, consisting of Tier 1 capital to average adjusted total assets, is 3% for bank holding companies and national banks that have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other bank holding companies and national banks are expected to maintain a ratio of at least 1% to 2% or more above the stated minimum. As of December 31, 1997, the Corporation had a Tier 1 leverage ratio of 9.19%, and the Bank's Tier 1 leverage ratio was 7.93%.

    The OCC has adopted regulations under FDICIA establishing capital categories for national banks and prompt corrective actions for undercapitalized institutions. The regulations create five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The following table shows as of December 31, 1997 the minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios, all of which must be satisfied for a bank to be classified as well capitalized, adequately capitalized or undercapitalized, respectively, together with the Bank's ratios which in all cases exceed the well capitalized minimums.

                                                                                    MINIMUM
                                                MINIMUM TOTAL   MINIMUM TIER 1      TIER 1
                                                  RISK-BASED      RISK-BASED       LEVERAGE
                                                CAPITAL RATIO    CAPITAL RATIO       RATIO
                                                --------------  ---------------  -------------
City National Bank............................        10.78%           9.50%           7.93%

Well capitalized(1)...........................        10.00%           6.00%           5.00%
Adequately capitalized........................         8.00%           4.00%           4.00%(2)
Undercapitalized..............................         6.00%           4.00%           3.00%

---------

(1) A bank may not be classified as well capitalized if it is subject to a specific agreement with the OCC to meet and maintain a specified level of capital.

(2) 3% for institutions having a composite rating of "1" in the most recent OCC examination.

    If any one or more of a bank's ratios are below the minimum required to be classified as undercapitalized, it will be classified as significantly undercapitalized. In addition, if its ratio of tangible equity to total assets is 2% or less, it will be classified as critically undercapitalized. A bank may be reclassified by the OCC to the next level below that determined by the criteria described above if the OCC finds that it is in an unsafe or unsound condition or if it has received a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination and the deficiency has not been corrected, except that a bank cannot be reclassified as critically undercapitalized for such reasons.

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

    Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank. In addition, a bank holding company is required to guarantee that its subsidiary bank will comply with any capital restoration plan required under FDICIA. The amount of such a guarantee is limited to the lesser of (i) 5% of the bank's total assets at the time it became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with the capital restoration plan. A holding company guarantee of a capital restoration plan for the Bank would result in a priority claim to the holding company's assets ahead of its other unsecured creditors and shareholders that is enforceable even in the event of the holding company's bankruptcy or the subsidiary bank's insolvency.

  YEAR 2000 ISSUES

    During 1996 and 1997, the Federal Financial Institutions Examination Council ("FFIEC"), an organization comprised of representatives of the major bank regulatory agencies, including the Federal

Reserve Board, the OCC and the FDIC, issued a number of statements relating to Year 2000 Issues--the risks attributed to the programming codes in many existing computer systems that may result in inaccurate calculations based on any two-digit field containing the value "00". For many systems, the two-digit "00" field will not permit accurate calculations based on current formulas on or after January 1, 2000 because that date may be read as January 1, 1900. The potential impact, particularly in the financial services industry, is that date-sensitive calculations could be based on erroneous data or could cause a systems failure.

    The FFIEC Statement of May 5, 1997 (the "Statement"), as supplemented by the FFIEC Guidelines of December 17, 1997 (the "Guidelines"), emphasize the need to make all information processing systems Year 2000 compliant and to identify specific concerns which should be considered in managing such a conversion program. Among other things, the Statement and Guidelines: (a) outline the Year 2000 project management process; (b) identify certain external risk issues that a Year 2000 conversion plan should consider, including reliance on vendors, data exchange with other firms and Year 2000 compliance by borrowers; and (c) describe other operational issues that may be relevant to a Year 2000 plan. The Guidelines also outline the responsibilities of senior management and the board of directors for addressing Year 2000 problems through active management and oversight of efforts to ensure that adequate resources and personnel are devoted to Year 2000 efforts. The Guidelines stress that Year 2000 Issues are an enterprise-wide challenge, and not solely a technology issue, require management to provide the board at least quarterly status reports on management's Year 2000 efforts and require development of a project planning process. The Guidelines also clarify the Statement regarding Year 2000 compliance by an institution's vendors.

ITEM 2. PROPERTIES

    The Company has its principal offices in the City National Center, 400 North Roxbury Drive, Beverly Hills, California 90210, which the Bank owns and occupies. As of December 31, 1997, the Bank and its subsidiaries actively maintained premises composed of 33 banking offices, a computer center, and certain other properties.

    Since 1967, the Bank's Pershing Square Regional Office and a number of Bank departments have been the major tenant of the office building located at 606 South Olive Street in downtown Los Angeles. The building was originally developed and built by a partnership between a wholly-owned subsidiary of the Bank, Citinational Bancorporation, and Buckeye Construction Co. and Buckeye Realty and Management Corporation (two corporations then affiliated with Mr. Bram Goldsmith, Chairman of the Board of the Corporation). Since its completion, the building has been owned by Citinational-Buckeye Building Co., a limited partnership of which Citinational Bancorporation and Olive-Sixth Buckeye Co. are the only general partners, each with a 29% partnership interest. Citinational Bancorporation has an additional 3% interest as a limited partner of Citinational-Buckeye Building Co.; the remainder is held by other, unaffiliated limited partners. Olive-Sixth Buckeye Co. is a limited partnership of which Mr. Goldsmith is a 49% general partner; therefore, Mr. Goldsmith has an indirect 14% ownership interest in Citinational-Buckeye Building Co. The remaining general partner and all limited partners of Olive-Sixth Buckeye Co. are not affiliated with the Corporation. Since 1990, Citinational-Buckeye Building Co. has managed the building, which is almost fully leased.

    The major encumbrance on real properties owned directly by the Bank or its subsidiaries is a deed of trust on the 606 South Olive Street building, securing Citinational-Buckeye Building Company's note to City National Bank, maturing in December 1998 on which the unpaid balance at December 31, 1997, was $15,703,786. Citinational-Buckeye Building Co. is in the process of refinancing the Bank's mortgage, although there can be no assurance that such refinancing will be accomplished.

    The Bank's subsidiary, Citinational Bancorporation, owned as of December 31, 1997 two buildings located on Olympic Boulevard in downtown Los Angeles, which are occupied primarily by the Bank's support departments and one of which contains a banking office. In addition, as of December 31, 1997, the Bank owned five other branch properties; the former main office of Riverside National Bank and two of its branches located in Riverside, a 9,007 square foot building in Wilmington which was sold on February 27, 1998 and its branch located in Studio City.

    The remaining twenty five branch locations throughout Southern California are leased by the Bank at annual rentals (exclusive of operating charges and real property taxes) of approximately $7.1 million, with expiration dates ranging from 1998 to 2009, exclusive of renewal options.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Shown below are names and ages of all executive officers of the Corporation and officers of the Bank who may be deemed to be executive officers of the Corporation, with indication of all positions and offices with the Corporation and the Bank. Mr. Russell Goldsmith is the son of Mr. Bram Goldsmith.

    Capacities in which served:

                                                                PRESENT PRINCIPAL OCCUPATION AND PRINCIPAL
NAME                                     AGE                      OCCUPATION DURING THE PAST FIVE YEARS
-----------------------------------      ---      ----------------------------------------------------------------------
Bram Goldsmith.....................          75   Chief Executive Officer (until October 1995) Chairman of the Board,
                                                  City National Corporation; Chairman of the Board and Chief Executive
                                                  Officer, City National Bank, until October 1995

Russell Goldsmith..................          48   Chief Executive Officer and Vice Chairman, City National Corporation.
                                                  October 1995 to present; Chairman of the Board and Chief Executive
                                                  Officer, City National Bank, October 1995 to present; President,
                                                  Goldsmith Entertainment Company, production and media company, 1994 to
                                                  1995; Consultant, Spelling Entertainment Group, Inc, television and home video company, 1994 to 1995; Chairman of the Board and Chief
                                                  Executive Officer, Republic Pictures Corporation, entertainment company, until 1994

George H. Benter, Jr...............          56   President and Chief Operating Officer, City National Bank, since 1992;
                                                  President, City National Corporation, since 1993

Frank P. Pekny.....................          54   Executive Vice President and Treasurer/Chief Financial Officer, City
                                                  National Corporation, since 1992. Vice Chairman and Chief Financial
                                                  Officer, City National Bank since 1995; Executive Vice President and
                                                  Chief Financial Officer, City National Bank, 1992 to October 1995

Robert A. Moore....................          55   Executive Vice President and Manager, Credit Services, City National
                                                  Bank, since 1992

Jeffery L. Puchalski...............          42   Executive Vice President and Senior Risk Management Officer, City
                                                  National Bank from 1992

Richard H. Sheehan, Jr.............          54   Senior Vice President, Secretary and General Counsel, City National
                                                  Bank and City National Corporation 1994 to present; Senior Vice
                                                  President and Assistant General Counsel, Bank of America, NT & SA,
                                                  commercial bank, 1987 to 1994

Heng W. Chen.......................          45   Controller, City National Corporation since 1995, Assistant Treasurer,
                                                  City National Corporation from 1992. Senior Vice President--Finance and Controller, City National Bank since 1995, Senior Vice President,
                                                  Finance, City National Bank from 1988

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Corporation's common stock is listed and traded principally on the New York Stock Exchange under the symbol "CYN," information concerning the range of high and low sales prices for the Corporation's common stock, and the dividends declared, for each quarterly period within the past two fiscal years in set forth below.

                                                                                        DIVIDENDS
QUARTER ENDED                                                      HIGH        LOW      DECLARED
---------------------------------------------------------------  ---------  ---------  -----------
1997
March 31.......................................................  $   25.38  $   20.38   $    0.11
June 30........................................................      25.50      20.88         .11
September 30...................................................      32.25      24.25         .11
December 31....................................................      37.50      28.00         .11
1996
March 31.......................................................  $   14.13  $   12.63   $    0.09
June 30........................................................      16.50      15.50         .09
September 30...................................................      19.00      14.63         .09
December 31....................................................      22.25      17.38         .09

    As of February 27, 1998 the closing price of the Corporation's stock on the New York Stock Exchange was $37.19 per share. As of that date, there were approximately 2,300 record holders of the Corporation's common stock. On January 28, 1998, the Board of Directors authorized a regular quarterly cash dividend on its common stock at an increased rate of $.14 per share payable on February 12, 1998.

    For a discussion of dividend restrictions on the Corporation's common stock, see Note 11 (Availability of Funds From Subsidiaries, Restrictions on Cash Balances; Capital) to the consolidated financial statements on page A-50 of this report.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item appears on page A-2 under the caption "SELECTED FINANCIAL INFORMATION," and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item appears on pages A-3 through A-28, under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS," and is incorporated herein by reference.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item appears on pages A-16 through A-19 under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item appears on pages A-31 through A-56, and on page A-29 under the captions "1997 QUARTERLY OPERATING RESULTS" and "1996 QUARTERLY OPERATING RESULTS" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item, to the extent not included under the caption "Executive Officers of the Registrant" in Part I of this report, or below, will appear under the caption "Election of Directors" in the Corporation's definitive proxy statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), and such information either shall be
(i) deemed to be incorporated herein by reference from that portion of the 1998 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will appear under the captions "Compensation of Directors and Executive Officers," "Board Compensation and Directors Nominating Committee Report on Executive Compensation" and "Stockholder Return Graph" in the 1998 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from those portions of the 1998 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will appear under the captions "Record Date, Number of Shares Outstanding and Voting Rights; Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1998 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 1998 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will appear under the caption "Certain Transactions with Management and Others" in the 1998 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 1998 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A. Also see Note 5 (Loans and Allowance for Credit Losses) to the consolidated financial statements on page A-43 and A-44 of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

1.  Financial Statements:

Managements' Responsibility for Financial Statements.........................       A-30
Independent Auditors' Report.................................................       A-31
Consolidated Balance Sheet at December 31, 1997 and 1996.....................       A-32
Consolidated Statement of Income for each of the years in the three-year
  period ended December 31, 1997.............................................       A-33
Consolidated Statement of Cash Flows for each of the years in the three-year
  period ended December 31, 1997.............................................       A-34
Consolidated Statement of Changes in Shareholders' Equity for each of the
  years in the three-year period ended December 31, 1997.....................       A-35
Notes to the Consolidated Financial Statements...............................       A-36

2. All other schedules and separate financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they are not applicable.

3. Exhibits (listed by numbers corresponding to Exhibit Table of Item 601 in Regulation S-K)

           NO.
         3.1        Certificate of Incorporation (This Exhibit is incorporated by reference from the Registrant's
                    Annual Report on Form 10-K for the year ended December 31, 1990.)

         3.2        By-Laws, as amended to date (This Exhibit is incorporated by reference from the Registrant's
                    Annual Report on Form 10-K for the year ended December 31, 1996.)

         4.1        6 3/8% Subordinated Notes Due 2008 in the principal amount of $125 million

         4.2        Stockholder Rights Plan (This Exhibit is incorporated by reference from the Registrant's Form
                    8-A filed on March 12, 1997.)

        10.2.2      Employment Agreement made as of March 18, 1998, by and between Bram Goldsmith and City
                    National Bank, including Sixth Amendment to Split Dollar Life Insurance Agreement Collateral
                    Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated March
                    18, 1998

        10.3        Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated as of June 13, 1980, as amended to December 31,
                    1991 (This Exhibit is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

        10.3.1      Fifth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between
                    City National Bank and the Goldsmith 1980 Insurance Trust, dated May 15, 1995

        10.10       City National Corporation 1985 Stock Option Plan, as amended to date (This Exhibit is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1991.)

        10.22       Employment Agreement dated as of October 16, 1995, between Russell Goldsmith and City National
                    Bank (This Exhibit is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

           NO.
        10.22.1     Stock Option Agreement Under the City National Corporation 1985 Stock Option Plan dated as of
                    October 16, 1995, between City National Corporation and Russell Goldsmith (This Exhibit is
                    incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1995.)

        10.24       City National Corporation 1995 Omnibus Plan (This Exhibit is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

        10.24.1     Amended and Restated Section 2.8 of City National Corporation 1995 Omnibus Plan

        10.28       Lease dated September 30, 1996, between Citinational-Buckeye Building Co. and City National
                    Bank for space until December 31, 2006.

        21          Subsidiaries of the registrant

        23.1        Consent of KPMG Peat Marwick LLP

        27          Financial Data Schedules

(b) During the calendar quarter ended December 31, 1997, the registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CITY NATIONAL CORPORATION
                                (Registrant)

                                By            /s/ RUSSELL D. GOLDSMITH
                                     -----------------------------------------
                                               Russell D. Goldsmith,
March 18, 1998                                CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                         DATE
------------------------------------------------------  --------------------------------------  -----------------
               /s/ RUSSELL D. GOLDSMITH
     -------------------------------------------
                 Russell D. Goldsmith                   Chief Executive Officer and Director     March 18, 1998
            (Principal Executive Officer)

                  /s/ FRANK P. PEKNY
     -------------------------------------------        Executive Vice President and
                    Frank P. Pekny                        Treasurer/Chief Financial Officer      March 18, 1998
            (Principal Financial Officer)

                   /s/ HENG W. CHEN
     -------------------------------------------
                     Heng W. Chen                       Controller                               March 18, 1998
            (Principal Accounting Officer)

                  /s/ BRAM GOLDSMITH
     -------------------------------------------        Chairman of the Board and Director       March 18, 1998
                    Bram Goldsmith

              /s/ GEORGE H. BENTER, JR.
     -------------------------------------------        President and Director                   March 18, 1998
                George H. Benter, Jr.

                 /s/ RICHARD L. BLOCH
     -------------------------------------------        Director                                 March 18, 1998
                   Richard L. Bloch

     -------------------------------------------        Director                                 March 18, 1998
                Mirion P. Bowers, M.D.

               /s/ STUART D. BUCHALTER
     -------------------------------------------        Director                                 March 18, 1998
                 Stuart D. Buchalter

                      SIGNATURE                                         TITLE                         DATE
------------------------------------------------------  --------------------------------------  -----------------

                /s/ BURTON S. HORWITCH
     -------------------------------------------        Director                                 March 18, 1998
                  Burton S. Horwitch

     -------------------------------------------        Director                                 March 18, 1998
                    Barry M. Meyer

          /s/ CHARLES E. RICKERSHAUSER, JR.
     -------------------------------------------        Director                                 March 18, 1998
            Charles E. Rickershauser, Jr.

                  /s/ EDWARD SANDERS
     -------------------------------------------        Director                                 March 18, 1998
                    Edward Sanders

              /s/ ANDREA L. VAN DE KAMP
     -------------------------------------------        Director                                 March 18, 1998
                Andrea L. Van De Kamp

                 /s/ KENNETH ZIFFREN
     -------------------------------------------        Director                                 March 18, 1998
                   Kenneth Ziffren

                              FINANCIAL HIGHLIGHTS

                                                                                                        INCREASE
 DOLLARS IN THOUSANDS,                                                                                 (DECREASE)
EXCEPT PER SHARE AMOUNTS                                                      1997          1996         AMOUNT
------------------------------------------------------------------------  ------------  ------------  ------------
FOR THE YEAR
    Net income..........................................................  $     80,133  $     66,563  $     13,570
    Net income per common share, basic..................................          1.74          1.52          0.22
    Net income per common share, diluted................................          1.68          1.47          0.21
    Dividends, per common share.........................................          0.44          0.36          0.08
AT YEAR END
    Assets..............................................................  $  5,252,032  $  4,216,496  $  1,035,536
    Deposits............................................................     4,228,348     3,386,523       841,825
    Loans...............................................................     3,825,224     2,839,435       985,789
    Securities..........................................................       833,122       811,092        22,030
    Shareholders' equity................................................       508,670       400,747       107,923
    Book value, per common share........................................         11.03          9.13          1.90
AVERAGE BALANCES
    Assets..............................................................  $  4,703,886  $  3,821,314  $    882,572
    Deposits............................................................     3,614,068     2,871,870       742,198
    Loans...............................................................     3,387,784     2,539,323       848,461
    Securities..........................................................       829,557       839,564       (10,007)
    Shareholders' equity................................................       472,843       373,491        99,352
SELECTED RATIOS
    Return on average assets............................................          1.70%         1.74%        (0.04)%
    Return on average shareholders' equity..............................         16.95         17.82         (0.87)
    Tier 1 leverage.....................................................          9.19          9.75         (0.56)
    Tier 1 risk-based capital...........................................         10.99         13.26         (2.27)
    Total risk-based capital............................................         12.27         14.55         (2.28)
    Dividend payout ratio, per share....................................         26.19         24.49          1.70
    Net interest margin.................................................          6.13          5.87          0.26
    Efficiency ratio....................................................         58.22         58.00          0.22

                         SELECTED FINANCIAL INFORMATION

                                                             AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS         1997        1996        1995        1994        1993
--------------------------------------------------  ----------  ----------  ----------  ----------  ----------
STATEMENT OF OPERATIONS DATA:
  Interest income.................................  $  357,996  $  282,123  $  217,594  $  181,825  $  169,792
  Interest expense................................     104,328      82,389      55,331      38,414      41,996
                                                    ----------  ----------  ----------  ----------  ----------
  Net interest income.............................     253,668     199,734     162,263     143,411     127,796
  Provision for credit losses.....................          --          --          --       7,535      60,163
  Noninterest income (other than gains and losses
    on securities transactions)...................      54,466      43,808      35,162      36,180      45,810
  Gains (losses) on securities transactions.......      (1,048)        187        (596)     (3,383)         --
  Noninterest expense (other than ORE and
    consolidation charge).........................     184,324     144,795     118,684     121,296     129,226
  Consolidation charge............................          --          --          --          --      12,000
  ORE income......................................      (2,567)       (200)       (608)     (5,297)     (4,489)
                                                    ----------  ----------  ----------  ----------  ----------
  Income (loss) from continuing operations before
    taxes.........................................     125,329      99,134      78,753      52,674     (23,294)
  Income taxes (benefit)..........................      45,196      32,571      29,961      15,511      (9,260)
                                                    ----------  ----------  ----------  ----------  ----------
  Income (loss) from continuing operations........      80,133      66,563      48,792      37,163     (14,034)
  Income from discontinued operations.............          --          --          --          --       7,128
                                                    ----------  ----------  ----------  ----------  ----------
    Net income (loss).............................  $   80,133  $   66,563  $   48,792  $   37,163  $   (6,906)
                                                    ----------  ----------  ----------  ----------  ----------
                                                    ----------  ----------  ----------  ----------  ----------
PER SHARE DATA:
  Income (loss) per share, diluted, from
    continuing operations.........................  $     1.68  $     1.47  $     1.06  $     0.81  $    (0.35)
  Net income (loss) per share, basic..............        1.74        1.52        1.08        0.83       (0.17)
  Net income (loss) per share, diluted............        1.68        1.47        1.06        0.81       (0.17)
  Cash dividends declared.........................        0.44        0.36        0.26        0.05          --
  Book value per share............................       11.03        9.13        8.19        7.32        6.62
  Shares used to compute income (loss) per share,
    basic.........................................      46,018      43,888      45,198      44,725      39,580
  Shares used to compute income (loss) per share,
    diluted.......................................      47,809      45,146      45,886      45,626      39,685
BALANCE SHEET DATA--AT PERIOD END:
  Assets..........................................  $5,252,032  $4,216,496  $4,157,551  $3,012,775  $3,100,626
  Loans...........................................   3,825,224   2,839,435   2,346,611   1,643,918   1,628,803
  Securities......................................     833,122     811,092     975,407     749,435     904,481
  Interest-earning assets.........................   4,838,926   3,844,834   3,784,245   2,716,524   2,838,698
  Deposits........................................   4,228,348   3,386,523   3,248,035   2,417,762   2,526,767
  Shareholders' equity............................     508,670     400,747     366,957     330,721     298,074
BALANCE SHEET DATA--AVERAGE BALANCES:
  Assets..........................................  $4,703,886  $3,821,314  $2,849,807  $2,831,471  $2,944,461
  Loans...........................................   3,387,784   2,539,323   1,758,671   1,537,997   1,762,663
  Securities......................................     829,557     839,564     705,122     854,823     517,059
  Interest-earning assets.........................   4,290,453   3,505,422   2,624,436   2,594,241   2,623,164
  Deposits........................................   3,614,068   2,871,870   2,062,412   2,241,175   2,380,106
  Shareholders' equity............................     472,843     373,491     350,551     313,196     260,649
ASSET QUALITY:
  Nonaccrual loans................................  $   27,566  $   41,543  $   48,124  $   58,801  $   79,303
  ORE.............................................       2,126      15,116       7,439       4,726       2,052
                                                    ----------  ----------  ----------  ----------  ----------
    Total nonaccrual loans and ORE................  $   29,692  $   56,659  $   55,563  $   63,527  $   81,355
                                                    ----------  ----------  ----------  ----------  ----------
                                                    ----------  ----------  ----------  ----------  ----------
  Assets held for accelerated disposition.........  $       --  $       --  $       --  $       --  $   17,450
                                                    ----------  ----------  ----------  ----------  ----------
                                                    ----------  ----------  ----------  ----------  ----------
PERFORMANCE RATIOS:
  Return on average assets........................        1.70%       1.74%       1.71%       1.31%      (0.23)%
  Return on average shareholders' equity..........       16.95       17.82       13.92       11.87       (2.65)
  Net interest spread.............................        4.64        4.47        4.84        4.60        4.12
  Net interest margin.............................        6.13        5.87        6.26        5.57        4.92
  Average shareholders' equity to average
    assets........................................       10.05        9.77       12.30       11.06        8.85
ASSET QUALITY RATIOS:
  Nonaccrual loans to total loans.................        0.72%       1.46%       2.05%       3.58%       4.87%
  Nonaccrual loans and ORE to total assets........        0.57        1.34        1.34        2.11        2.62
  Allowance for credit losses to total loans......        3.60        4.58        5.60        6.41        6.78
  Allowance for credit losses to nonaccrual
    loans.........................................      499.75      313.14      273.28      179.15      139.34
  Net charge offs (recoveries) to average loans...       (0.02)       0.06       (0.40)       0.83        4.78

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

    City National Corporation (the "Company") is the holding company for City National Bank (the "Bank"). In light of the fact that the Bank comprises substantially all of the business of the Company, references to the "Company" mean the Company and the Bank together.

    Consolidated net income was $80.1 million, or $1.68 per diluted common share in 1997, compared to $66.6 million, or $1.47 per diluted common share in 1996. Net income per basic share was $1.74 in 1997 compared with $1.52 in 1996. The increase in net income reflects the growth in the Company's loans and deposits during 1997 including the impact from the acquisitions of VCNB and RNB in January 1997. Fully taxable equivalent net interest income in 1997 increased $57.5 million over 1996 and noninterest income increased $9.4 million compared with 1996. Partially offsetting these increases were a $37.2 million increase in noninterest expense, compared with 1996, and a $12.6 million increase in income tax expense in 1997.

    The return on average assets was 1.70% and the return on average common equity was 16.95%, compared with 1.74% and 17.82%, respectively, in 1996.

    Earnings before the amortization of goodwill and core deposit intangibles (net of applicable taxes) ("cash" earnings) for the year ended December 31, 1997 were $84.1 million, or $1.76 per diluted common share, compared with $67.4 million, or $1.49 per diluted common share for the year ended December 31, 1996. On the same basis, the return on average assets was 1.80% and the return on average common equity was 19.53%, compared with 1.77% and 18.35%, respectively, in 1996. "Cash" earnings are presented because they measure the Company's ability to support growth, pay dividends and repurchase stock. The Company's "cash" earnings per share and other ratios are not necessarily comparable to similarly titled measures reported by other companies.

    Average assets increased to $4,703.9 million in 1997 from $3,821.3 million in 1996, an increase of $882.6 million or 23.1%, largely due to increased loan demand and the acquisitions of VCNB and RNB. Total average loans increased $848.5 million or 33.4% between 1996 and 1997 due to strong internal loan originations of both commercial, residential first trust deed and construction loans, approximately $315.0 million from the acquisitions of VCNB and RNB and the purchases of corporate loans. Average core deposits (checking, savings and money market accounts and time certificates of deposit of less than $100,000) increased to $3,079.6 million in 1997 from $2,508.2 million in 1996, an increase of $571.4 million or 22.8% due to the Company's increased marketing efforts in 1997 and approximately $375 million from the acquisitions of VCNB and RNB.

    Nonaccrual loans declined to $27.6 million at December 31, 1997, or .72% of total loans, compared to $41.5 million, or 1.46% a year earlier. ORE totaled $2.1 million at year end, down from $15.1 million a year earlier.

    The allowance for credit losses at December 31, 1997 was $137.8 million or 3.60% of loans outstanding at year end. Net recoveries totaled $.7 million in 1997, compared with net chargeoffs of $1.4 million in 1996.

    Based on its review of the loan portfolio, management considers the allowance for credit losses to be adequate and anticipates that a provision for credit losses may not be required for 1998. However, credit quality will be influenced by underlying trends in the economic cycle, particularly for Southern California, among other factors, which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluations of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for credit losses through charges to the provision for credit losses. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995," below.

    In the latter part of 1997, the Company completed the conversion of its core data processing applications to a new data processing provider. Noninterest expense in 1997 included $6.3 million in expenses related to the conversion and to buy out the Company's former data processing contract. The Company also spent over $18.0 million for new personal computers, item processing and telecommunications equipment and customized software expenditures in connection with the conversion.

    On January 17, 1997, the Company completed its acquisition of VCNB for $49.1 million by issuing approximately 1.3 million treasury shares with an aggregate market value of approximately $28.1 million and paying the remainder in cash. VCNB had total assets, loans and deposits of $279.8 million, $176.1 million and $245.8 million, respectively at December 31, 1996. The acquisition of VCNB resulted in the recording of goodwill and intangibles of approximately $27.4 million

    On January 24, 1997, the Company completed its acquisition of RNB for $41.4 million. The Company issued approximately 1.0 million treasury shares with an aggregate market value of approximately $20.7 million and paid the remainder in cash. RNB had total assets, loans and deposits of $252.2 million, $177.0 million and $224.2 million, respectively, at December 31, 1996. The acquisition of RNB resulted in the recording of goodwill and intangibles of approximately $27.4 million.

    On January 9, 1998, the Company completed its acquisition of HB for $34.5 million. The Company issued approximately 540,000 shares, primarily treasury shares, with an aggregate market value of $17.9 million and paid the remainder in cash. HB had total assets, loans and deposits of $241.8 million, $152.8 million and $221.3 million, respectively, at December 31, 1997. The acquisition of HB is expected to result in the recording of goodwill and intangibles of approximately $24.0 million. On January 26, 1998, the Company completed the conversion of Harbor Bancorp's loan and deposit accounts to the Company's data processing system.

    On February 27, 1998, the Company sold its Wilmington branch which was acquired as part of the acquisition of VCNB to Banco Popular, N.A. (California). With the sale the purchaser received approximately $40 million of deposits.

    The Company paid dividends of $.44 per share of common stock in 1997 and $.36 per share of common stock in 1996. On January 28, 1998, the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $.14 per share to shareholders of record on February 2, 1998, payable on February 12, 1998.

    On March 17, 1997, the Company announced a program for the repurchase of up to 1.5 million shares of its common stock. At December 31, 1997, a total of 943,300 shares had been repurchased at a cost of $22.5 million, of which 563,928 shares remained in treasury at year-end. In January 1998, these shares were reissued to cover the exercise of stock options and the majority of the stock consideration for the HB acquisition. The Company will continue with its previously announced repurchase program.

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

    On January 12, 1998, the Company's wholly owned subsidiary, City National Bank, issued $125 million of 6 3/8% Subordinated Notes, due in 2008, in a private offering. Proceeds, which qualify as Tier II capital, will be used for general corporate purposes.

OPERATIONS SUMMARY

                                                           INCREASE                          INCREASE         YEAR ENDED DECEMBER
                                            YEAR          (DECREASE)         YEAR           (DECREASE)                31,
DOLLARS IN THOUSANDS,                       ENDED    --------------------    ENDED    ----------------------  --------------------
EXCEPT PER SHARE AMOUNTS                    1997      AMOUNT        %        1996       AMOUNT         %        1995       1994
----------------------------------------  ---------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
Interest income(1)......................  $ 367,505  $  79,456         28  $ 288,049   $  68,423          31  $ 219,626  $ 182,960
Interest expense........................    104,328     21,939         27     82,389      27,058          49     55,331     38,414
                                          ---------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
Net interest income.....................    263,177     57,517         28    205,660      41,365          25    164,295    144,546
Provision for credit losses.............         --         --         --         --          --          --         --      7,535
Noninterest income......................     54,466     10,658         24     43,808       8,646          25     35,162     36,180
Gain (loss) on securities
  transactions..........................     (1,048)    (1,235)      (660)       187         783         131       (596)    (3,383)
Noninterest expense:
  Staff expense.........................     97,634     20,623         27     77,011      11,636          18     65,375     64,396
  Amortization of goodwill and core
    deposit intangibles.................      5,619      4,097        269      1,522       1,522          --         --         --
  Other expense.........................     81,071     14,809         22     66,262      12,953          24     53,309     56,900
  Consolidation charge..................         --         --         --         --          --          --         --         --
  ORE income............................     (2,567)    (2,367)    (1,184)      (200)        408          67       (608)    (5,297)
                                          ---------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
    Total...............................    181,757     37,162         26    144,595      26,519          22    118,076    115,999
                                          ---------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
Income (loss) before income taxes.......    134,838     29,778         28    105,060      24,275          30     80,785     53,809
Income taxes (benefit)..................     45,196     12,625         39     32,571       2,610           9     29,961     15,511
Less adjustments(1).....................      9,509      3,583         60      5,926       3,894         192      2,032      1,135
                                          ---------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
Income (loss) from continuing
  operations............................     80,133     13,570         20     66,563      17,771          36     48,792     37,163
Income from discontinued operations.....         --         --         --         --          --          --         --         --
                                          ---------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
    Net income (loss)...................  $  80,133  $  13,570         20  $  66,563   $  17,771          36  $  48,792  $  37,163
                                          ---------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
    Net income (loss) per share,
      diluted...........................  $    1.68  $    0.21         14  $    1.47   $    0.41          39  $    1.06  $    0.81
                                          ---------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  -----------  ---------  ---------  ---------


DOLLARS IN THOUSANDS,
EXCEPT PER SHARE AMOUNTS                    1993
----------------------------------------  ---------
Interest income(1)......................  $ 171,134
Interest expense........................     41,996
                                          ---------
Net interest income.....................    129,138
Provision for credit losses.............     60,163
Noninterest income......................     45,810
Gain (loss) on securities
  transactions..........................         --
Noninterest expense:
  Staff expense.........................     69,783
  Amortization of goodwill and core
    deposit intangibles.................         --
  Other expense.........................     59,443
  Consolidation charge..................     12,000
  ORE income............................     (4,489)
                                          ---------
    Total...............................    136,737
                                          ---------
Income (loss) before income taxes.......    (21,952)
Income taxes (benefit)..................     (9,260)
Less adjustments(1).....................      1,342
                                          ---------
Income (loss) from continuing
  operations............................    (14,034)
Income from discontinued operations.....      7,128
                                          ---------
    Net income (loss)...................  $  (6,906)
                                          ---------
                                          ---------
    Net income (loss) per share,
      diluted...........................  $   (0.17)
                                          ---------
                                          ---------

---------

(1) Includes amounts to convert nontaxable income to a fully taxable equivalent basis.

OPERATIONS SUMMARY ANALYSIS

NET INTEREST INCOME

  1997 COMPARED WITH 1996

    Taxable equivalent net interest income totaled $263.2 million in 1997, up $57.5 million, or 28.0%, from 1996. The increase from 1996 to 1997 was due to a $785.0 million, or 22.4% increase in average total earning assets and an increase in the net interest margin to 6.13% from 5.87%.

    Average loans increased to $3,387.8 million in 1997 from $2,539.3 million in 1996, an increase of $848.5 million or 33.4%. The majority of this increase reflects higher average commercial loans outstanding, up $500.0 million or 44.5%. This increase resulted from the Bank's increased marketing efforts, including the formation of several specialized industry teams in 1997, the acquisitions of VCNB and RNB and purchases of corporate loans. Average residential first mortgage loans increased $158.7 million or 20.3% due to continued strong internal loan originations, primarily of fixed rate mortgages. The Company purchased $74.7 million in single family mortgages during 1997, which was substantially less than mortgage loan repayments and prepayments from purchased mortgages. Due to continued strong originations, the Company does not expect to purchase any significant amounts of residential mortgages during 1998. Average construction loans increased $39.4 million or 44.5% due to the Bank's emphasis in this area. Average real estate mortgage loans increased $138.1 million or 27.1% primarily due to the impact of the acquisitions of VCNB and RNB. Average loan balances are expected to increase in 1998, resulting from continued loan growth and the acquisition of HB. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Average total investment and available-for-sale securities decreased $10.0 million or 1.2% between 1996 and 1997 as a result of the redeployment of the proceeds from securities maturities and sales to fund the growth in loans.

    Average noninterest-bearing deposits increased to $1,522.7 million in 1997 from $1,193.0 million in 1996, an increase of $329.7 million or 27.6%, while average interest-bearing core deposits increased to $1,556.9 million in 1997 from $1,315.3 million in 1996, an increase of $241.6 million or 18.4%. Average time deposits of $100,000 or more increased $170.8 million or 47.0% between 1996 and 1997. These increases resulted from the Bank's increased marketing efforts as well as from the acquisitions of VCNB and RNB.

                            RATIOS TO AVERAGE ASSETS

                                                                         1997       1996       1995       1994       1993
                                                                       ---------  ---------  ---------  ---------  ---------
Net interest income(1)...............................................       5.59%      5.38%      5.76%      5.10%      4.39%
Noninterest income...................................................       1.14       1.15       1.21       1.16       1.56
Less provision for credit losses.....................................         --         --         --       0.27       2.04
Less noninterest expense:
Staff expense........................................................       2.08       2.02       2.29       2.27       2.37
Other expense........................................................       1.72       1.73       1.87       2.01       2.02
Amortization of goodwill and core deposit intangibles................       0.12       0.04         --         --         --
Consolidation charge.................................................         --         --         --         --       0.41
ORE expense (income).................................................      (0.05)     (0.01)     (0.02)     (0.19)     (0.15)
                                                                       ---------  ---------  ---------  ---------  ---------
    Total............................................................       3.87       3.78       4.14       4.09       4.65
                                                                       ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes(1).................................       2.86       2.75       2.83       1.90      (0.74)
                                                                       ---------  ---------  ---------  ---------  ---------
Net income (loss) from continuing operations.........................       1.70       1.74       1.71       1.31      (0.47)
Net income from discontinued operations..............................         --         --         --         --       0.24
                                                                       ---------  ---------  ---------  ---------  ---------
Net income (loss)....................................................       1.70%      1.74%      1.71%      1.31%     (0.23)%
                                                                       ---------  ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------  ---------

---------

(1) Fully taxable equivalent basis.

  1996 COMPARED WITH 1995

    Taxable equivalent net interest income totaled $205.7 million in 1996, up $41.4 million, or 25.2% from 1995. The increase from 1995 to 1996 was due to a $881.0 million, or 33.6% increase in total earning assets, which was partially offset by a decline in the net interest margin from 6.26% to 5.87%.

    Average loans increased to $2,539.3 million in 1996 from $1,758.7 million in 1995, an increase of $780.7 million or 44.4%. The majority of this increase reflects higher average residential first mortgage loans outstanding, up $407.7 million or 108.5%. During 1996, the Bank continued to purchase residential mortgages to supplement its in-house origination program. Average commercial loans increased $248.9 million or 28.5% due to improved loan demand and the purchase of corporate commercial loans. Average real estate mortgage loans increased $86.1 million or 20.3% due to the impact of the acquisition of First Los Angeles Bank (First LA) on December 31, 1995.

    Average total investment and available-for-sale securities increased $134.4 million or 19.1% between 1995 and 1996 as a result of the acquisition of First LA which had substantial excess liquidity.

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

    The following table shows the change in net interest income broken down between volume and rate. The change in interest due to both rate and volume has been allocated to the change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                         CHANGE IN NET INTEREST INCOME

                                                          1997 VS 1996                         1996 VS 1995
                                               -----------------------------------  ----------------------------------
                                                INCREASE (DECREASE)                  INCREASE (DECREASE)
                                                      DUE TO:              NET             DUE TO:             NET
DOLLARS IN THOUSANDS-FULLY                     ----------------------   INCREASE    ----------------------   INCREASE
TAXABLE EQUIVALENT BASIS                         VOLUME       RATE     (DECREASE)     VOLUME       RATE     (DECREASE)
---------------------------------------------  -----------  ---------  -----------  ----------  ----------  ----------
Interest earned on:
  Interest-bearing deposits in other banks...   $  (1,112)  $    (249)  $  (1,361)  $    1,060  $      (23) $    1,037
  Loans......................................      77,116       3,618      80,734       70,457     (13,881)     56,576
  Taxable securities.........................          59         167         226      (24,710)      4,458     (20,252)
  State and municipal securities.............       3,362         (23)      3,339        2,381         (37)      2,344
  Securities available for sale..............      (3,893)      1,874      (2,019)      32,222         100      32,322
  Trading account securities.................         636         162         798          (44)       (109)       (153)
  Federal funds sold and securities purchased
    under resale
    agreements...............................      (2,255)         (6)     (2,261)      (2,930)       (521)     (3,451)
                                               -----------  ---------  -----------  ----------  ----------  ----------
    Total interest-earning assets............      73,913       5,543      79,456       78,436     (10,013)     68,423
                                               -----------  ---------  -----------  ----------  ----------  ----------

Interest paid on:
  Interest checking..........................         513         239         752          431        (144)        287
  Money market deposits......................       2,114         292       2,406        3,891         806       4,697
  Savings deposits...........................       1,238          13       1,251        1,405       1,481       2,886
  Other time deposits........................      13,400         724      14,124       14,483         364      14,847
  Other borrowings...........................       2,289       1,117       3,406        6,391      (2,050)      4,341
                                               -----------  ---------  -----------  ----------  ----------  ----------
    Total interest-bearing liabilities.......      19,554       2,385      21,939       26,601         457      27,058
                                               -----------  ---------  -----------  ----------  ----------  ----------
                                                $  54,359   $   3,158   $  57,517   $   51,835  $  (10,470) $   41,365
                                               -----------  ---------  -----------  ----------  ----------  ----------
                                               -----------  ---------  -----------  ----------  ----------  ----------

    The following table shows average balances and interest rates for the last five years.

                                            NET INTEREST INCOME SUMMARY

                                                               1997                                 1996
                                                -----------------------------------  -----------------------------------
                                                            INTEREST      AVERAGE                INTEREST      AVERAGE
                                                 AVERAGE     INCOME/     INTEREST     AVERAGE     INCOME/     INTEREST
DOLLARS IN THOUSANDS                             BALANCE   EXPENSE(1)      RATE       BALANCE   EXPENSE(1)      RATE
----------------------------------------------  ---------  -----------  -----------  ---------  -----------  -----------
ASSETS
  Earning assets(2)
    Loans:
      Commercial..............................  $1,623,851  $ 150,528         9.27%  $1,123,819  $ 101,039         8.99%
      Residential first mortgage..............    942,381      73,199         7.77     783,648      62,293         7.95
      Real estate-construction................    127,867      15,004        11.73      88,498      10,295        11.63
      Real estate-commercial mortgage.........    647,658      63,662         9.83     509,565      49,452         9.70
      Installment.............................     46,027       5,035        10.94      33,793       3,615        10.70
                                                ---------  -----------  -----------  ---------  -----------  -----------
        Total loans(3)........................  3,387,784     307,428         9.07   2,539,323     226,694         8.93
    Due from banks-interest bearing...........      2,238         100         4.47      25,989       1,461         5.62
    State and municipal investment
      securities..............................    105,325       7,400         7.03      57,461       4,061         7.07
    Taxable investment securities.............    117,874       7,683         6.52     116,970       7,457         6.38
    Securities available for sale.............    606,358      40,822         6.73     665,133      42,841         6.44
    Federal funds sold and securities
      purchased under resale agreements.......     23,485       1,301         5.54      64,230       3,562         5.55
    Trading account securities................     47,389       2,771         5.85      36,316       1,973         5.43
                                                ---------  -----------  -----------  ---------  -----------  -----------
        Total earning assets..................  4,290,453     367,505         8.57   3,505,422     288,049         8.22
                                                           -----------  -----------             -----------  -----------
  Allowance for credit losses.................   (136,587)                            (129,788)
  Cash and due from banks.....................    327,013                              284,331
  Other nonearning assets.....................    223,007                              161,349
                                                ---------                            ---------
        Total assets..........................  $4,703,886                           $3,821,314
                                                ---------                            ---------
                                                ---------                            ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits:
    Interest checking accounts................  $ 366,997       3,677         1.00   $ 316,146       2,925         0.93
    Money market accounts.....................    797,902      23,995         3.01     726,942      21,589         2.97
    Savings deposits..........................    169,030       5,701         3.37     132,591       4,450         3.36
    Time deposits--under $100,000.............    222,972      11,414         5.12     139,572       7,196         5.16
    Time deposits--$100,000 and over..........    534,431      28,502         5.33     363,659      18,596         5.11
                                                ---------  -----------  -----------  ---------  -----------  -----------
        Total interest-bearing deposits.......  2,091,332      73,289         3.50   1,678,910      54,756         3.26
    Federal funds purchased and securities
      sold under repurchase agreements........    222,617      11,731         5.27     253,853      12,835         5.06
    Other borrowings..........................    338,930      19,308         5.70     265,638      14,798         5.57
                                                ---------  -----------  -----------  ---------  -----------  -----------
        Total interest-bearing liabilities....  2,652,879     104,328         3.93   2,198,401      82,389         3.75
                                                           -----------  -----------             -----------  -----------
  Noninterest-bearing deposits................  1,522,736                            1,192,960
  Other liabilities...........................     55,428                               56,462
  Shareholders' equity........................    472,843                              373,491
                                                ---------                            ---------
        Total liabilities and shareholders'
          equity..............................  $4,703,886                           $3,821,314
                                                ---------                            ---------
                                                ---------                            ---------
  Net interest spread.........................                                4.64                                 4.47
  Fully taxable equivalent net interest income
    and margin................................              $ 263,177         6.13%              $ 205,660         5.87%
                                                           -----------  -----------             -----------  -----------
                                                           -----------  -----------             -----------  -----------

------------

(1) Fully taxable equivalent basis.

(2) Includes average nonaccrual loans of $37,879, $45,813, $46,931, $69,164 and $131,381 for 1997, 1996, 1995, 1994 and 1993, respectively.

(3) Loan income includes loan fees of $8,857, $7,492, $6,850, $6,835 and $5,304 for 1997, 1996, 1995, 1994 and 1993, respectively.

                             1995                                 1994                                 1993
              -----------------------------------  -----------------------------------  -----------------------------------
                          INTEREST      AVERAGE                INTEREST      AVERAGE                INTEREST      AVERAGE
               AVERAGE     INCOME/     INTEREST     AVERAGE     INCOME/     INTEREST     AVERAGE     INCOME/     INTEREST
               BALANCE   EXPENSE(1)      RATE       BALANCE   EXPENSE(1)      RATE       BALANCE   EXPENSE(1)      RATE
              ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
              $ 874,875   $  88,629        10.13%  $ 865,672   $  74,893         8.65%  $1,007,343  $  75,155         7.46%
                375,932      29,454         7.83      68,768       4,541         6.60       3,089         186         6.02
                 49,160       6,168        12.55      17,947       1,853        10.32      70,783       5,023         7.10
                423,462      42,297         9.99     545,724      45,474         8.33     629,188      46,294         7.36
                 35,242       3,570        10.13      39,886       3,959         9.93      52,260       5,234        10.02
              ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
              1,758,671     170,118         9.67   1,537,997     130,720         8.50   1,762,663     131,892         7.48
                  7,151         424         5.93         655          17         2.60         835          30         3.59
                 23,793       1,717         7.22      17,799       1,320         7.42       1,905         176         9.24
                516,495      27,709         5.36     697,421      34,070         4.89     499,484      26,973         5.40
                164,834      10,519         6.38     139,603       8,301         5.95      15,670       1,448         9.24
                116,387       7,013         6.03     173,451       7,264         4.19     307,078       9,357         3.05
                 37,105       2,126         5.73      27,315       1,268         4.64      35,529       1,258         3.54
              ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
              2,624,436     219,626         8.37   2,594,241     182,960         7.05   2,623,164     171,134         6.52
                         -----------  -----------             -----------  -----------             -----------  -----------
               (110,570)                            (113,100)                            (129,873)
                239,032                              249,768                              272,610
                 96,909                              100,562                              178,560
              ---------                            ---------                            ---------
              $2,849,807                           $2,831,471                           $2,944,461
              ---------                            ---------                            ---------
              ---------                            ---------                            ---------
              $ 268,593       2,638         0.98   $ 285,983       2,758         0.96   $ 283,871       3,379         1.19
                595,467      16,892         2.84     719,203      16,212         2.25     767,121      17,858         2.33
                 79,391       1,564         1.97      95,097       1,869         1.97     103,161       2,255         2.19
                 80,341       3,826         4.76      88,195       3,226         3.66     108,135       4,063         3.76
                140,020       7,119         5.08     145,463       4,958         3.41     203,176       6,419         3.16
              ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
              1,163,812      32,039         2.75   1,333,941      29,023         2.18   1,465,464      33,974         2.32
                287,015      16,404         5.72     215,130       8,552         3.98     265,082       7,499         2.83
                114,865       6,888         6.00      20,348         839         4.12      16,147         523         3.24
              ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
              1,565,692      55,331         3.53   1,569,419      38,414         2.45   1,746,693      41,996         2.40
                         -----------  -----------             -----------  -----------             -----------  -----------
                898,600                              907,234                              914,642
                 34,964                               41,622                               22,477
                350,551                              313,196                              260,649
              ---------                            ---------                            ---------
              $2,849,807                           $2,831,471                           $2,944,461
              ---------                            ---------                            ---------
              ---------                            ---------                            ---------
                                            4.84                                 4.60                                 4.12
                          $ 164,295         6.26%              $ 144,546         5.57%              $ 129,138         4.92%
                         -----------  -----------             -----------  -----------             -----------  -----------
                         -----------  -----------             -----------  -----------             -----------  -----------

PROVISION FOR CREDIT LOSSES

    The provision for credit losses charged to operations reflects management's judgment of the adequacy of the allowance for credit losses and is determined through periodic analysis of the loan portfolio. This analysis includes a detailed review of the classification and categorization of problem and potential problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loans and concentrations of credit risk, as well as current and expected future economic conditions (particularly in Southern California). The Bank has an internal risk analysis and review staff that ultimately reports to the Audit and Examining Committee of the Board of Directors and continuously reviews loan quality. Such reviews also assist management in establishing the level of the allowance for credit losses.

    For 1997, 1996 and 1995, the Company did not record a provision for credit losses. In 1997 and 1995, net recoveries totaled $.7 million and $7.1 million, respectively, compared with net chargeoffs in 1996 of $1.4 million. The Company did not record a provision for credit losses for the last three years because of the combination of low net charge offs, a change in the risk profile of the loan portfolio, 25.6% of which now consists of residential first mortgages, the continued reduction in problem loans, and the improvement of the Southern California economy. Based on its review of the loan portfolio, management anticipates that a provision for credit losses for 1998 may not be required. However, credit quality will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for credit losses through charges to the provision for credit losses. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

NONINTEREST INCOME

    Noninterest income in 1997 totaled $53.4 million, up $9.4 million or 21.4% from 1996 which was also up $9.4 million or 27.2% from 1995. A breakdown of noninterest income by category is reflected below.

                   ANALYSIS OF CHANGES IN NONINTEREST INCOME

                                                                      INCREASE                           INCREASE
                                                                     (DECREASE)                         (DECREASE)
                                                               ----------------------             ----------------------
DOLLARS IN MILLIONS                                   1997       AMOUNT         %        1996       AMOUNT         %        1995
--------------------------------------------------  ---------  -----------  ---------  ---------  -----------  ---------  ---------
Service charges on deposit accounts...............  $    14.3   $     3.5        32.4  $    10.8   $     2.7        33.3  $     8.1
Investment services income........................       13.2         1.7        14.8       11.5         2.7        30.7        8.8
Trust fees........................................        8.3         1.1        15.3        7.2         0.7        10.8        6.5
International fee income..........................        7.3         2.1        40.4        5.2         1.3        33.3        3.9
Gain on sale of assets............................        1.6         0.5        45.5        1.1         1.1          NM     --
Gain (loss) on sale of securities.................       (1.0)       (1.2)         NM        0.2         0.8      (133.3)      (0.6)
All other income..................................        9.7         1.7        21.3        8.0         0.1         1.3        7.9
                                                    ---------       -----   ---------  ---------       -----   ---------  ---------
        Total.....................................  $    53.4   $     9.4        21.4  $    44.0   $     9.4        27.2  $    34.6
                                                    ---------       -----   ---------  ---------       -----   ---------  ---------
                                                    ---------       -----   ---------  ---------       -----   ---------  ---------

    Service charges on deposit accounts increased $3.5 million, or 32.4%, compared to a 33.3% increase in 1996. The increase in 1997 is the result of the acquisitions of VCNB and RNB and strong growth in deposits as well as higher service charge levels. The increase in 1996 is the result of the acquisition of First LA and strong growth in deposits. Service charges on deposit accounts are expected to increase in 1998 primarily as a result of the acquisition of HB.

    Investment services income, which includes fees, commissions and markups on securities transactions with customers, and fees on money market mutual funds, increased in 1997, compared to 1996, by $1.7 million or 14.8% primarily due to new investment products offered to customers, an increase in new customers and higher fees. Trust fees increased $1.1 million or 15.3% from 1996 to 1997 and increased $.7 million or 10.8% from 1995 to 1996 due to increased number of new customers. The increase in investment services income and trust fees from 1995 to 1996 was also attributable to the same factors discussed above. At December 31, 1997 the Company had $7.6 billion of assets under custody or management, including $1.5 billion in money market funds, under custody or management in its Trust and Investment Services Division, compared to $6.9 billion at December 31, 1996. Investment services income and trust fees are expected to increase in 1998 as a result of additional marketing personnel and a continued emphasis on developing and marketing new products in these areas.

    International fee income increased $2.1 million or 40.4% from 1996 to 1997 and $1.3 million or 33.3% from 1995 to 1996 due to the hiring of several experienced foreign exchange traders and the expansion of international activities. All other income categories increased $1.7 million or 21.3% from 1996 to 1997 due to higher volumes and a $.9 million settlement of a lawsuit with a borrower in the second quarter of 1997. International income is expected to increase in 1998, although at a slower rate than in past years. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Securities losses in 1997 totaled $1.0 million compared to gains of $.2 million in 1996 and losses of $.6 million in 1995, respectively.

NONINTEREST EXPENSE

    Noninterest expense, before ORE income, totaled $184.3 million in 1997, up $39.5 million or 27.3% from 1996 which was up $26.1 million or 22.0% from 1995. Noninterest expense in 1997 and 1996 included $6.3 million and $1.0 million, respectively, in expenses related to data processing conversions and to buy out the Company's former data processing contract. Noninterest expense in 1997 also included approximately $4.6 million in support and overhead expenses related to the separate data processing, loan support and customer service operations of VCNB and RNB prior to the conversion and integration of these functions into the Company as well as for one time costs, i.e. new check printing, etc. of $1.6 million. A breakdown of noninterest expense by category is reflected below.

                   ANALYSIS OF CHANGES IN NONINTEREST EXPENSE

                                                                   INCREASE                           INCREASE
                                                                  (DECREASE)                         (DECREASE)
                                                            ----------------------             ----------------------
DOLLARS IN MILLIONS                                1997       AMOUNT         %        1996       AMOUNT         %        1995
-----------------------------------------------  ---------  -----------  ---------  ---------  -----------  ---------  ---------
Salaries and employee benefits.................  $    97.6   $    20.6        26.8  $    77.0   $    11.6        17.7  $    65.4
                                                 ---------       -----   ---------  ---------       -----   ---------  ---------
All other:
    Professional...............................       21.5         7.8        56.9       13.7         4.9        55.7        8.8
    Net occupancy of premises..................       10.7         1.7        18.9        9.0         1.1        13.9        7.9
    Data processing............................        9.0         0.3         4.5        8.7         1.2        16.0        7.5
    Promotion..................................        8.0         2.4        42.9        5.6         1.2        27.3        4.4
    Depreciation...............................        6.1         1.0        19.6        5.1         1.0        24.4        4.1
    Office supplies............................        7.3         2.5        52.1        4.8         0.8        20.0        4.0
    FDIC insurance.............................        0.4         0.4          NM         --        (2.5)     (100.0)       2.5
    Amortization of goodwill and core deposit
      intangibles..............................        5.6         4.1       273.3        1.5         1.5          NM         --
    Equipment..................................        2.5         0.3        13.6        2.2        (0.1)       (4.3)       2.3
    Lender liability settlement................       (2.5)       (5.9)         NM        3.4         3.4          NM         --
    Other operating............................       18.1         4.3        31.2       13.8         2.0        16.9       11.8
                                                 ---------       -----   ---------  ---------       -----   ---------  ---------
                                                      86.7        18.9        27.9       67.8        14.5        27.2       53.3
                                                 ---------       -----   ---------  ---------       -----   ---------  ---------
ORE income.....................................       (2.6)       (2.4)         NM       (0.2)        0.4       (66.7)      (0.6)
                                                 ---------       -----   ---------  ---------       -----   ---------  ---------
        Total..................................  $   181.7   $    37.1        25.7  $   144.6   $    26.5        22.4  $   118.1
                                                 ---------       -----   ---------  ---------       -----   ---------  ---------
                                                 ---------       -----   ---------  ---------       -----   ---------  ---------

    Staff expense increased 26.8% in 1997 compared to a 17.7% increase in 1996. The increase in 1997 is the result of the additional personnel that joined the Bank as a result of the acquisitions of VCNB and RNB, the hiring of new personnel in the Bank's expansion efforts and higher costs associated with performance incentives and contributions to the Profit Sharing Plan. The increase in 1996 is due to the acquisition of First LA and the hiring of new personnel. On a full-time equivalent basis, staff levels have increased to approximately 1,570 at December 31, 1997 from 1,320 at December 31, 1996. Staff levels are expected to increase in 1998 as a result of the completion of the acquisition of HB in January 1998 and current hiring plans. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Excluding ORE income, the remaining expense categories increased $18.9 million, or 27.9%, between 1996 and 1997. The increase in professional expense resulted primarily from $3.1 million in consulting and other professional fees attributed to the conversion to the new data processing system which was completed in the latter part of 1997. The increase in promotion expense resulted from the Company's expanded advertising program. The increase in depreciation expense resulted from the Company's expenditures during 1997 totaling $17.7 million for new PC's, item processing and telecommunications equipment as well as the major remodeling of City National Center, the Company's headquarters building. The increase in office expense resulted from higher office supplies and telecommunications expenses due to the increased number of personnel and branches, primarily resulting from the acquisitions of VCNB and RNB. In March 1997, the Company reached agreements with its insurance carriers regarding a lender liability lawsuit which it settled with a former bank customer in the fourth quarter of 1996. The insurance reimbursements of $2.5 million have been credited to other noninterest expense and offset most of the $3.4 million lender liability charge recorded in the fourth quarter of 1996. Amortization of goodwill and core deposit intangibles increased $4.1 million due to the acquisitions of VCNB and RNB. The remaining other increases resulted from the acquisitions of VCNB and RNB, including $1.7 million in acquisition related charges in 1997 compared to $.7 million in 1996, higher operating losses and other factors. Due to the acquisition of HB, most categories of noninterest expense are expected to increase in 1998 above the 1997 levels, adjusted for the nonrecurring expenses in 1997 discussed above. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    Between 1995 and 1996, the remaining expense categories, excluding ORE income, increased $14.5 million, or 27.2%, due to higher professional expenses for consulting and other professional services, increases in occupancy, data processing, depreciation and office expense and amortization of core deposit intangibles expense of $1.5 million due to the acquisition of First LA, increased promotional expense to attract and retain business and a $3.4 million charge to reflect the settlement of a lender liability lawsuit in the fourth quarter of 1996. These increases were partially offset by the $2.5 million decrease in FDIC insurance premiums from 1995 to 1996.

    The Company was sufficiently concerned in 1996 and early 1997 about issues associated with the programming code in existing computer systems as the millenium (Year 2000) approaches, that in February 1997, the Company terminated its data processing agreement for facilities managed service utilizing the Bank's developed core processing systems with ALLTEL Information Services, Inc. This agreement had been scheduled to expire on December 31, 2000.

    Later in 1997, the Company signed a seven year agreement, calling for annual minimum payments of $1.2 million, adjusted for inflation, with a new third party provider, Marshall & Ilsley Corporation. This company is among the largest bank data processing servicers in the U.S. and one who had the capability of being Year 2000 compliant. In addition, the Company is utilizing both internal and external resources to identify, correct, reprogram or replace, and test all other systems for Year 2000 compliance. It is also completing the process of determining whether major credit customers and suppliers are aware of the Year 2000 implications on their businesses and are taking appropriate steps to be in compliance.

    The FFIEC Statement (see Supervision and Regulation--YEAR 2000 ISSUES, above) required the Company to complete, by September 30, 1997, a risk assessment which, among other things, identified all information and environmental systems required to be renovated or modified to become Year 2000 compliant and an evaluation of all third-party service or software providers to determine their Year 2000 compliance. In part, because of the effort expanded in converting the core data processing systems and certain other applications during 1997, these matters were not completed at September 30, 1997 as urged by the Statement. The Company anticipates they will complete the risk assessment phase of the entire Year 2000 project by March 31, 1998.

    Marshall & Ilsley Corporation and the Company expect to be fully Year 2000 compliant by December 31, 1998. The Company expects to spend approximately $3.5 million in capital and operating costs in this effort during 1998. The Company expects that its normal data processing expense for 1998 will decrease from 1997 levels. See "Cautionary Statement for Purpose of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

    ORE operations resulted in net income of $2.6 million, $.2 million and $.6 million in 1997, 1996 and 1995, respectively. The $2.6 million income from ORE activities in 1997 was primarily due to the sale of residential lots located in Los Angeles in the fourth quarter of 1997.

INCOME TAXES

    The 1997 effective tax rate was 36.1% compared to 32.9% in 1996 and 38.0% in 1995. The effective rates differed from the applicable statutory federal tax rate due to various factors including state taxes, tax exempt income, amortization of nondeductible goodwill and recognition of previously unrecorded deferred tax benefits.

    The Company recognized $5.0 million and $.9 million in previously unrecorded California deferred tax benefits in 1996 and 1995, respectively. The recognition of the California deferred tax benefits in 1996 resulted from the Company's continued and increasing profitability and the Company's evaluation of deferred tax assets which it believes are more likely than not to be realized on future tax returns.

    The effective tax rate for 1998 is expected to increase but will still be below the combined statutory federal and California tax rates due to the impact of municipal securities and leases, the dividends received deduction for preferred stock, and tax credits from investments in low income housing. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

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

    - INTEREST RATES. Management anticipates that interest rate levels will remain generally constant but there is some risk of accelerating inflation leading to Federal Reserve tightening. If interest rates vary substantially from present levels, this may cause the Company's results to differ materially.

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

    - CREDIT QUALITY. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank's credit portfolio, but such policies and procedures may not prevent unexpected losses that could adversely affect the Company's results.

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

BALANCE SHEET ANALYSIS

  CAPITAL

    At December 31, 1997, the Company's and the Bank's Tier 1 capital, which is comprised of common shareholders' equity as modified by certain regulatory adjustments, amounted to $448.0 million and

$381.6 million, respectively. At December 31, 1996, the Company's and the Bank's Tier 1 capital amounted to $385.3 million and $322.0 million, respectively. The increase from December 31, 1996 resulted from the retention of 1997 earnings, the issuance of shares for the acquisitions of VCNB and RNB and the exercise of stock options, less dividends paid and amounts related to shares repurchased.

    The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Company and the Bank at December 31, 1997, 1996 and 1995.

                                                                  REGULATORY                DECEMBER 31
                                                               WELL CAPITALIZED   -------------------------------
                                                                   STANDARDS        1997       1996       1995
                                                               -----------------  ---------  ---------  ---------
CITY NATIONAL CORPORATION
Tier 1 leverage..............................................           5.00%          9.19%      9.75%     11.17%
Tier 1 risk-based capital....................................           6.00          10.99      13.26      13.60
Total risk-based capital.....................................          10.00          12.27      14.55      14.91
CITY NATIONAL BANK
Tier 1 leverage..............................................           5.00           7.93       8.22      10.40
Tier 1 risk-based capital....................................           6.00           9.50      11.24      12.64
Total risk-based capital.....................................          10.00          10.78      12.53      13.95

    The Company paid dividends of $.44 per share of common stock in 1997 and $.36 per share of common stock in 1996. On January 28, 1998, the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $.14 per share to shareholders of record on February 2, 1998, payable on February 12, 1998.

    On March 17, 1997, the Company announced a program for the repurchase of up to 1.5 million shares of its common stock. At December 31, 1997, a total of 943,300 shares had been repurchased at a cost of $22.5 million, of which 563,928 shares remain in treasury at year-end. In January 1998, these shares were reissued to cover the exercise of stock options and the majority of the stock consideration for the HB acquisition.

    On January 12, 1998, the Company's wholly owned subsidiary, City National Bank, issued $125 million of 6 3/8% Subordinated Notes, due in 2008. On a proforma basis, issuance of the Subordinated Notes would have increased the Company's and the Bank's total risk-based capital at December 31, 1997 to 15.33% and 13.90%, respectively.

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

    The Company's core deposit base in recent years provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds has, along with shareholders' equity provided 76% and 75% of funding for average total assets in 1997 and 1996, respectively.

    A significant portion of remaining funding of average total assets is provided by short term federal fund purchases and sales of securities under repurchase agreements. This funding source, on average, totaled $222.6 million and $253.9 million in 1997 and 1996, respectively. Additionally, the Bank increased its funding from other borrowings, primarily Federal Home Loan Bank advances, to $338.9 million on average in 1997 from $265.6 million in 1996.

    Liquidity is also provided by reductions in assets such as federal funds sold, securities purchased under resale agreements and trading account securities which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $70.9 million during 1997, down $29.7 million, or 29.5% from the prior year. This decrease resulted from the Company's decision to continue to maintain a substantially lower level of liquidity due to the stabilization in deposits and the Company's improved operating performance.

    Liquidity is also provided by the portfolio of available-for-sale securities which total $607.2 million at December 31, 1997. In addition, the unpledged portion of investment securities at December 31, 1997 totaled $66.5 million and would be available as collateral for borrowing. Maturing loans also provide liquidity, and $1,613.0 million of the Bank's loans are scheduled to mature in 1998.

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

    Generally, an asset sensitive gap indicates that net interest income will improve during a period of rising interest rates. The gap report is based on the contractual cash flows of all asset and liability balances on the Company's books. The contractual life of these balances may differ substantially from their expected lives however. For example, checking accounts are all subject to immediate withdrawal. Experience suggests that these accounts will have an average life of several years. Also, certain loans (such as first mortgages) are subject to prepayment. The cash flows shown in the gap report are adjusted to reflect these behaviors. The gap report also shows the effects that interest rate swaps have had on the repricing profile of the Company.

    The table on page A-19 shows the Company's interest rate gap position as of December 31, 1997 and 1996. Rate sensitive assets exceed liabilities by $382 million over the first year of the cash flow horizon. The gap is the result of the Company's natural composition of assets and liabilities, which include loans tied to the prime and checking account deposits. This gap is reduced by interest rate swaps. The Company has $425 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $250 million have maturities greater than one year. The one year cumulative hedged gap is $132 million, or about three percent of total assets. From December 31, 1996 to December 31, 1997, the Company's one year cumulative hedged gap increased from $58 million to $132 million as a result of the Company's growth in assets being partially funded by an increase in capital.

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

    The following table presents in tabular form information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related average interest rates by expected maturity dates and fair values as of December 31, 1997. Expected maturities of assets are contractual maturities. Interest-bearing demand and savings deposits are included in the earliest maturity category, even though withdrawal of these balances is not contractually required and may not actually occur during that period. Average interest rates on variable rate instruments are based upon the Company's interest rate forecast. Actual maturities of interest-sensitive assets and liabilities could vary substantially from expectations if different assumptions are used or if actual experience differs from the assumptions used.

               INTEREST-SENSITIVE FINANCIAL INSTRUMENT MATURITIES

                                                                                                                     FAIR
      (DOLLARS IN MILLIONS)           1998       1999       2000       2001       2002     THEREAFTER     TOTAL      VALUE
----------------------------------  ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
INTEREST-SENSITIVE ASSETS:
Investment securities.............  $    13.4  $    22.0  $    19.4  $    16.6  $    14.4   $   140.1   $   225.9  $   227.5
  Average interest rate...........       6.92%      6.92%      6.55%      6.29%      6.72%       6.67%       6.65%
Loans
  Commercial......................    1,275.5       97.1       95.9      154.1      105.7       243.9     1,972.2    1,923.7
    Average interest rate.........       7.84%      8.41%      8.09%      8.06%      8.41%       8.65%       8.03%
  Real estate construction
  loans...........................      101.4       31.9       11.0         --         --         0.3       144.6      141.1
    Average interest rate.........       9.64%      9.46%      9.46%       0.0%       0.0%       9.41%       9.56%
  Real estate mortgage loans......      222.1       73.5       70.7       61.6       75.7       182.6       686.2      658.7
    Average interest rate.........       9.33%      9.17%      9.09%      8.79%      9.24%       8.83%       9.06%
  Residential first mortgage
  loans...........................        6.3        3.1        0.2        0.2       27.2       943.0       980.0      981.6
    Average interest rate.........       8.05%      7.81%      7.82%      7.67%      7.60%       7.54%       7.77%
  Installment loans...............        7.7        4.3        6.9        6.9        5.5        10.9        42.2       42.2
    Average interest rate.........       9.67%      9.68%      9.72%      9.66%      9.65%       9.32%       9.62%
                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
      Total interest-sensitive
      assets......................  $ 1,626.4  $   231.9  $   204.1  $   239.4  $   228.5   $ 1,520.8   $ 4,051.1  $ 3,974.8
                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
INTEREST-SENSITIVE LIABILITIES:
Deposits
  Interest checking...............  $   439.1  $          $          $          $           $           $   439.1  $   439.1
    Average interest rate.........        1.0%                                                                1.0%
  Savings.........................      171.1                                                               171.1      171.1
    Average interest rate.........        3.4%                                                                3.4%
  Money market....................      773.3                                                               773.3      773.3
    Average interest rate.........        3.0%                                                                3.0%
  Time............................      761.6       23.2       22.1        6.0        4.7         0.2       817.8      818.3
    Average interest rate.........       5.31%      5.72%      5.63%      5.64%      5.93%       6.09%       5.33%
                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
      Total interest-sensitive
      liabilities                   $ 2,145.1  $    23.2  $    22.1  $     6.0  $     4.7   $     0.2   $ 2,201.3  $ 2,201.8
                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------

    The use of interest rate swaps to manage interest rate exposure involves the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts potentially subject to credit and market risk are much smaller. At December 31, 1997, all of the Company's interest rate swaps were entered into as hedges against a decrease in interest income generated from prime based loans if the prime decreased. The Company has not entered into transactions involving any other interest rate derivative financial instruments, such as interest rate floors, caps and interest rate futures contracts.

    The table below shows the notional amounts of the Company's interest rate swap maturities and average rates at December 31, 1997:

                INTEREST RATE SWAP MATURITIES AND AVERAGE RATES

                                                                                                                 FAIR
NOTIONAL AMOUNTS IN MILLIONS                                         1998       1999       2000       TOTAL      VALUE
-----------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Receive-fixed rate (hedge loans)
  Notional amount................................................  $   175.0  $   125.0  $   125.0  $   425.0  $     1.7(1)
  Weighted average rate received.................................      5.81%      6.07%      6.29%      6.03%
  Weighted average rate paid.....................................      5.94%      5.81%      5.81%      5.87%

---------

(1) Estimated net gain to settle derivative contracts as of respective period ends.

    At December 31, 1997, the Company's outstanding foreign exchange contracts totaled $10.7 million. The Company enters into foreign exchange contracts with its customers and counterparty banks solely for the purpose of offsetting or hedging transaction and economic exposures arising out of commercial transactions. The Company's policies prohibit outright speculation by the Company and its employees. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at December 31, 1997 had remaining maturities of six months or less, with the exception of $1.5 million which had remaining maturities ranging between six months and 24 months.

                           INTEREST RATE GAP POSITION

                                SUBJECT TO                                                              OVER 10
                                 IMMEDIATE                REMAINDER OF    YEARS > 1     YEARS > 6       YEARS &
DOLLARS IN MILLIONS              REPRICING   1ST QUARTER   FIRST YEAR     THROUGH 5    THROUGH 10     NON-STATED      TOTAL
------------------------------  -----------  -----------  -------------  -----------  -------------  -------------  ---------
DECEMBER 31, 1997
ASSETS
  Investments.................   $   181.6    $    85.5     $   112.6     $   515.8     $    57.5      $    60.7    $ 1,013.7
  Net Loans...................     1,518.7        612.6         384.7         718.9         314.9          137.7      3,687.5
  Non Earning Assets..........       227.3          7.7          34.1         281.7            --                       550.8
                                -----------  -----------       ------    -----------       ------    -------------  ---------
    Total Assets..............     1,927.6        705.8         531.4       1,516.4         372.4          198.4      5,252.0
                                -----------  -----------       ------    -----------       ------    -------------  ---------
LIABILITIES
  Checking Accounts...........     1,027.0           --            --       1,000.0            --             --      2,027.0
  Other Core Deposits.........       566.2         62.0         118.5         841.4           0.1             --      1,588.2
  CDs over $100M & Other
    Time......................          --        406.7         183.6          22.7           0.1             --        613.1
                                -----------  -----------       ------    -----------       ------    -------------  ---------
  Total Deposits..............     1,593.2        468.7         302.1       1,864.1           0.2             --      4,228.3
  Total Borrowed Funds........       259.2        150.0           9.8          50.0            --             --        469.0
  Other Liabilities...........          --           --            --          46.0            --             --         46.0
                                -----------  -----------       ------    -----------       ------    -------------  ---------
  Total Liabilities...........     1,852.4        618.7         311.9       1,960.1           0.2             --      4,743.3
  Total Capital...............          --           --            --            --            --          508.7        508.7
                                -----------  -----------       ------    -----------       ------    -------------  ---------
    Total Liabilities and
      Capital.................     1,852.4        618.7         311.9       1,960.1           0.2          508.7      5,252.0
                                -----------  -----------       ------    -----------       ------    -------------  ---------
Gap...........................   $    75.2    $    87.1     $   219.5     $  (443.7)    $   372.2      $  (310.3)   $      --
                                -----------  -----------       ------    -----------       ------    -------------  ---------
                                -----------  -----------       ------    -----------       ------    -------------  ---------
Cumulative Gap................   $    75.2    $   162.3     $   381.8     $   (61.9)    $   310.3      $      --
Interest Rate Swaps...........      (425.0)        50.0         125.0         250.0            --             --
                                -----------  -----------       ------    -----------       ------    -------------
Hedged Gap....................   $  (349.8)   $   137.1     $   344.5     $  (193.7)    $   372.2      $  (310.3)
                                -----------  -----------       ------    -----------       ------    -------------
                                -----------  -----------       ------    -----------       ------    -------------
Cumulative Hedged Gap.........   $  (349.8)   $  (212.7)    $   131.8     $   (61.9)    $   310.3      $      --
                                -----------  -----------       ------    -----------       ------    -------------
                                -----------  -----------       ------    -----------       ------    -------------
Cumulative Hedged Gap as a %
  of Total Assets.............          (7)%         (4)%           3%           (1)%           6%            --
                                -----------  -----------       ------    -----------       ------    -------------
                                -----------  -----------       ------    -----------       ------    -------------

DECEMBER 31, 1996
ASSETS
  Investments.................   $   183.2    $    47.7     $    64.1     $   556.5     $    73.5      $    80.4    $ 1,005.4
  Net Loans...................       853.5        264.7         517.2         758.9         259.4           55.6      2,709.3
  Non Earning Assets..........       234.7          8.4          24.9         233.8            --             --        501.8
                                -----------  -----------       ------    -----------       ------    -------------  ---------
    Total Assets..............     1,271.4        320.8         606.2       1,549.2         332.9          136.0      4,216.5
                                -----------  -----------       ------    -----------       ------    -------------  ---------
LIABILITIES
  Checking Accounts...........       637.1           --            --       1,005.5            --             --      1,642.6
  Other Core Deposits.........       429.9         30.3         101.8         820.3           0.7             --      1,383.0
  CDs over $100M & Other
    Time......................          --        179.5         169.0          12.4            --             --        360.9
                                -----------  -----------       ------    -----------       ------    -------------  ---------
  Total Deposits..............     1,067.0        209.8         270.8       1,838.2           0.7             --      3,386.5
  Total Borrowed Funds........       293.2         50.0          25.0           9.8            --             --        378.0
  Other Liabilities...........          --           --            --          51.2            --             --         51.2
                                -----------  -----------       ------    -----------       ------    -------------  ---------
  Total Liabilities...........     1,360.2        259.8         295.8       1,899.2           0.7             --      3,815.7
  Total Capital...............          --           --            --            --            --          400.8        400.8
                                -----------  -----------       ------    -----------       ------    -------------  ---------
    Total Liabilities and
      Capital.................     1,360.2        259.8         295.8       1,899.2           0.7          400.8      4,216.5
                                -----------  -----------       ------    -----------       ------    -------------  ---------
Gap...........................   $   (88.8)   $    61.0     $   310.4     $  (350.0)    $   332.2      $  (264.8)   $      --
                                -----------  -----------       ------    -----------       ------    -------------  ---------
                                -----------  -----------       ------    -----------       ------    -------------  ---------
Cumulative Gap................   $   (88.8)   $   (27.8)    $   282.6     $   (67.4)    $   264.8      $      --
Interest Rate Swaps...........      (325.0)          --         100.0         225.0            --             --
                                -----------  -----------       ------    -----------       ------    -------------
Hedged Gap....................   $  (413.8)   $    61.0     $   410.4     $  (125.0)    $   332.2      $  (264.8)
                                -----------  -----------       ------    -----------       ------    -------------
                                -----------  -----------       ------    -----------       ------    -------------
Cumulative Hedged Gap.........   $  (413.8)   $  (352.8)    $    57.6     $   (67.4)    $   264.8      $      --
                                -----------  -----------       ------    -----------       ------    -------------
                                -----------  -----------       ------    -----------       ------    -------------
Cumulative Hedged Gap as a %
  of Total Assets.............         (10)%         (8)%           1%           (2)%           6%            --
                                -----------  -----------       ------    -----------       ------    -------------
                                -----------  -----------       ------    -----------       ------    -------------

SECURITIES

    The Company classifies its securities as investment, available-for-sale or trading. Those securities which the Company has the ability and intent to hold to maturity are classified as investment securities. Securities held to facilitate customer trading orders are classified as trading securities. All other securities are classified as available-for-sale.

  INVESTMENT SECURITIES

    Investment securities at December 31, 1997 were up $30.7 million or 15.7% from 1996. This increase was due primarily to the purchase of state and municipal securities during 1997. The average duration of total investment securities was 2.7 years at December 31, 1997 compared to 2.6 years at the end of 1996.

    The following table shows the maturities of investment securities at December 31, 1997.

                             ONE YEAR OR LESS       OVER 1 YEAR THRU 5 YEARS     OVER 5 YEARS THRU 10
                                                                                         YEARS                  OVER 10 YEARS
                         -------------------------  -------------------------  -------------------------  -------------------------
DOLLARS IN THOUSANDS       AMOUNT       YIELD(1)      AMOUNT       YIELD(1)      AMOUNT       YIELD(1)      AMOUNT       YIELD(1)
-----------------------  -----------  ------------  -----------  ------------  -----------  ------------  -----------  ------------
Mortgage-backed
  securities...........   $      --        --   %    $   3,366         7.30%    $  21,033         5.88%    $  82,987         6.72%
State and municipal
  securities...........      12,373         6.85        67,892         6.61        22,289         7.11         5,013         6.86
Other securities(2)....       1,010         7.73         1,205         7.62         1,000         6.74         7,766         5.99
                         -----------         ---    -----------         ---    -----------         ---    -----------         ---
        Total..........   $  13,383         6.92%    $  72,463         6.66%    $  44,322         6.52%    $  95,766         6.67%
                         -----------         ---    -----------         ---    -----------         ---    -----------         ---
                         -----------         ---    -----------         ---    -----------         ---    -----------         ---
        Fair value.....   $  13,419                  $  73,290                  $  44,692                  $  96,064
                         -----------                -----------                -----------                -----------
                         -----------                -----------                -----------                -----------


                               TOTAL 1997               TOTAL 1996               TOTAL 1995
                         -----------------------  -----------------------  -----------------------
DOLLARS IN THOUSANDS      AMOUNT      YIELD(1)     AMOUNT      YIELD(1)     AMOUNT      YIELD(1)
-----------------------  ---------  ------------  ---------  ------------  ---------  ------------
Mortgage-backed
  securities...........  $ 107,386        6.57%   $  97,638        6.45%   $  80,935        6.14%
State and municipal
  securities...........    107,567        6.75       88,445        6.72       19,833        7.61
Other securities(2)....     10,981        6.40        9,146        6.49        9,238        6.00
                         ---------         ---    ---------         ---    ---------         ---
        Total..........  $ 225,934        6.65%   $ 195,229        6.57%   $ 110,006        6.39%
                         ---------         ---    ---------         ---    ---------         ---
                         ---------         ---    ---------         ---    ---------         ---
        Fair value.....  $ 227,465                $ 194,655                $ 110,524
                         ---------                ---------                ---------
                         ---------                ---------                ---------

---------

(1) Fully taxable equivalent.

(2) Equity securities are reported in the "over ten years" category

  AVAILABLE-FOR-SALE SECURITIES

    At December 31, 1997, securities available-for-sale totaled $607.2 million, a decrease of $8.7 million or 1.4% from December 31, 1996. This decrease was due to the redeployment of proceeds generated from the maturities and sales of available-for-sale securities to fund the growth in loans. The average duration of total available-for-sale securities at December 31, 1997 was 2.8 years compared with 2.1 years at December 31, 1996.

    The following table shows the maturities of available-for-sale securities at December 31, 1997.

                            ONE YEAR OR LESS         OVER 1 YEAR THRU 5       OVER 5 YEARS THRU 10
                                                            YEARS                     YEARS                 OVER 10 YEARS
                        -------------------------  -----------------------  -------------------------  -----------------------
DOLLARS IN THOUSANDS      AMOUNT       YIELD(1)     AMOUNT      YIELD(1)      AMOUNT       YIELD(1)     AMOUNT      YIELD(1)
----------------------  -----------  ------------  ---------  ------------  -----------  ------------  ---------  ------------
U.S. Government and
  federal agency
  securities..........   $   9,953         5.00%   $ 239,610        6.38%    $   7,494         5.88%   $      --       --   %
Mortgage-backed
  securities..........          --           --           --          --            --           --      172,075        6.66
State and municipal
  securities..........          --           --        4,911        6.61         1,086         7.14           --          --
Other securities(2)...      31,164        10.69       58,836        9.79        --            --          82,059        7.60
                        -----------       -----    ---------         ---    -----------         ---    ---------         ---
        Total.........   $  41,117         9.31%   $ 303,357        7.05%    $   8,580         6.04%   $ 254,134        6.96%
                        -----------       -----    ---------         ---    -----------         ---    ---------         ---
                        -----------       -----    ---------         ---    -----------         ---    ---------         ---
        Amortized
          Cost........   $  40,777                 $ 299,159                 $   8,586                 $ 249,388
                        -----------                ---------                -----------                ---------
                        -----------                ---------                -----------                ---------


                              TOTAL 1997               TOTAL 1996               TOTAL 1995
                        -----------------------  -----------------------  -----------------------
DOLLARS IN THOUSANDS     AMOUNT      YIELD(1)     AMOUNT      YIELD(1)     AMOUNT      YIELD(1)
----------------------  ---------  ------------  ---------  ------------  ---------  ------------
U.S. Government and
  federal agency
  securities..........  $ 257,057        6.31%   $ 372,316        5.69%   $ 587,950        5.31%
Mortgage-backed
  securities..........    172,075        6.66      127,936        6.28      212,704        6.46
State and municipal
  securities..........      5,997        6.71       14,067        6.76       17,386        7.86
Other securities(2)...    172,059        8.91      101,544       10.74       47,361        8.58
                        ---------         ---    ---------       -----    ---------         ---
        Total.........  $ 607,188        7.15%   $ 615,863        6.67%   $ 865,401        5.82%
                        ---------         ---    ---------       -----    ---------         ---
                        ---------         ---    ---------       -----    ---------         ---
        Amortized
          Cost........  $ 597,910                $ 619,580                $ 862,276
                        ---------                ---------                ---------
                        ---------                ---------                ---------

---------

(1) Fully taxable equivalent.

(2) Equity securities, except preferred stock, are reported in the "over ten years" category

LOAN PORTFOLIO

  LOANS BY TYPE

    The amount of loans outstanding at the indicated year ends are shown in the following table according to type of loans. The Company's lending activities are predominately in Southern California although corporate loans, which comprise approximately 9% of the total loan portfolio at December 31, 1997, are primarily to borrowers located out of state. The Bank has no foreign loans.

                                 LOANS BY TYPE

                                                                         DECEMBER 31,
                                             --------------------------------------------------------------------
DOLLARS IN THOUSANDS                             1997          1996          1995          1994          1993
-------------------------------------------  ------------  ------------  ------------  ------------  ------------
Commercial(1)..............................  $  1,972,232  $  1,334,577  $  1,080,125  $    906,417  $    944,459
Residential first mortgage.................       980,040       882,573       593,546       212,595         6,586
Real estate--construction..................       144,558        92,322        81,318        31,201        11,699
Real estate--commercial mortgage...........       686,188       499,377       553,095       457,030       620,574
Installment................................        42,206        30,586        38,527        36,675        45,485
                                             ------------  ------------  ------------  ------------  ------------
Total loans................................  $  3,825,224  $  2,839,435  $  2,346,611  $  1,643,918  $  1,628,803
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------

---------

(1) Commercial includes unsecured loans to real estate developers and customers involved in real estate investments and commercial loans where real estate partially secures the borrowing.

    Gross loans at December 31, 1997 were $3,825.2 million, up $985.8 million or 34.7% from the previous year-end.

    Reflecting increases in loan demand and in the purchasing of participations in corporate loans, commercial loans accounted for almost two thirds of the increase. Commercial loans increased $637.7 million or 47.8% during 1997 and represented 51.6% of the Company's total loan portfolio at December 31, 1997.

    Residential first mortgage loans, which comprised 25.6% of total loans at December 31, 1997, continued a five-year growth trend, increasing $97.5 million to $980.0 million or 11% at December 31, 1997. At December 31, 1997, 64% of the portfolio was originated internally and the balance was purchased from third parties. The Company expects continued runoff of the purchased residential first mortgage loan portfolio in 1998. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", above.

    Commercial mortgage real estate loans, representing 17.9% of the December 31, 1997 loan portfolio, increased $186.8 million or 37.4% during the year to $686.2 million at December 31, 1997. The increase is primarily attributable to loan portfolios acquired in the VCNB and RNB acquisitions.

    At December 31, 1997, 53.2% of commercial loans, 36.4% of real estate loans and 14.2% of installment loans outstanding were floating interest rate loans. Floating rate loans comprised 44.8% of the total loan portfolio at December 31, 1997 and 50.6% at December 31, 1996. Total loans at December 31, 1997 were comprised of 42.2% due in one year or less, 21.7% due in 1-5 years and 36.1% due after 5 years.

    The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Bank and the borrower. Because the Bank is unable to estimate the extent to which its borrowers will renew their loans the table is based on contractual maturities.

                                LOAN MATURITIES

                                                                              DECEMBER 31, 1997
                                              ----------------------------------------------------------------------------------
                                                            RESIDENTIAL                 REAL ESTATE--
                                                               FIRST     REAL ESTATE--   COMMERCIAL
DOLLARS IN THOUSANDS                           COMMERCIAL    MORTGAGE    CONSTRUCTION     MORTGAGE     INSTALLMENT     TOTAL
--------------------------------------------  ------------  -----------  -------------  -------------  -----------  ------------
Aggregate maturities of loan balances due:
In one year or less
    Interest rates--floating................  $    704,892   $     156    $    78,358    $   130,432    $     187   $    914,025
    Interest rates--fixed...................       570,500       6,188         23,072         91,673        7,561        698,994
After one year but within five years
    Interest rates--floating................       243,160         890         42,848        162,145        1,456        450,499
    Interest rates--fixed...................       209,756      29,818        --             119,304       22,104        380,982
After five years
    Interest rates--floating................       101,409     192,545        --              52,036        4,371        350,361
    Interest rates--fixed...................       142,515     750,443            280        130,598        6,527      1,030,363
                                              ------------  -----------  -------------  -------------  -----------  ------------
        Total loans.........................  $  1,972,232   $ 980,040    $   144,558    $   686,188    $  42,206   $  3,825,224
                                              ------------  -----------  -------------  -------------  -----------  ------------
                                              ------------  -----------  -------------  -------------  -----------  ------------

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

    Following is a breakdown of construction loans by collateral type. Construction loans collateralized by industrial property represented $42.7 million of the increase of $52.2 million from December 31, 1996 to December 31, 1997.

                     REAL ESTATE CONSTRUCTION LOANS BY TYPE

                                                                                                 DECEMBER 31,
                                                                                             ---------------------
DOLLARS IN THOUSANDS                                                                            1997       1996
-------------------------------------------------------------------------------------------  ----------  ---------
Industrial.................................................................................  $   54,628  $  11,913
Office building............................................................................       8,712      3,642
Shopping centers...........................................................................      15,314     18,866
1-4 family (includes land).................................................................      34,304     32,915
Condo/apartment............................................................................      10,189     10,878
Other......................................................................................      21,411     14,108
                                                                                             ----------  ---------
        Total..............................................................................  $  144,558  $  92,322
                                                                                             ----------  ---------
                                                                                             ----------  ---------

    At year-end 1997, commercial real estate mortgage loans totaled $686.2 million, or 17.9% of total loans, compared with 17.6% and 23.6% at year-end 1996 and 1995, respectively. The increase in commercial real estate mortgage loans from 1996 to 1997 was due to the acquisitions of VCNB and RNB and was concentrated in the industrial and condo/apartment categories. The Company has not actively sought new originations of commercial real estate mortgage loans for the last several years. Following is a breakdown of commercial real estate mortgage loans by type.

                 COMMERCIAL REAL ESTATE MORTGAGE LOANS BY TYPE

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
DOLLARS IN THOUSANDS                                                                           1997        1996
------------------------------------------------------------------------------------------  ----------  ----------
Industrial................................................................................  $  225,921  $  109,205
Office building...........................................................................      88,973      67,207
Shopping centers..........................................................................      70,816      41,842
1-4 family................................................................................       9,186       8,261
Condo/apartment...........................................................................      95,485      55,544
Land, nonresidential......................................................................       7,270      14,128
Churches/religious........................................................................      10,560      18,588
Equity lines of credit....................................................................      42,249      28,052
Other.....................................................................................     135,728     156,550
                                                                                            ----------  ----------
        Total.............................................................................  $  686,188  $  499,377
                                                                                            ----------  ----------
                                                                                            ----------  ----------

RISK ELEMENTS

  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

    The following table presents information concerning nonaccrual loans, ORE, accruing loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans:

                  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                                        DECEMBER 31,
                                                                   ------------------------------------------------------
DOLLARS IN THOUSANDS                                                 1997       1996       1995       1994        1993
-----------------------------------------------------------------  ---------  ---------  ---------  ---------  ----------
Nonaccrual loans:
  Real estate mortgage...........................................  $  19,243  $  25,661  $  39,536  $  35,534  $   51,523
  Commercial.....................................................      6,589     15,882      8,316     23,267      27,780
  Installment....................................................      1,734         --        272         --          --
                                                                   ---------  ---------  ---------  ---------  ----------
        Total....................................................     27,566     41,543     48,124     58,801      79,303
ORE..............................................................      2,126     15,116      7,439      4,726       2,052
                                                                   ---------  ---------  ---------  ---------  ----------
Total nonaccrual loans and ORE...................................  $  29,692  $  56,659  $  55,563  $  63,527  $   81,355
                                                                   ---------  ---------  ---------  ---------  ----------
                                                                   ---------  ---------  ---------  ---------  ----------
Total nonaccrual loans as a percentage of total loans............       0.72%      1.46%      2.05%      3.58%       4.87%
Total nonaccrual loans and ORE as a percentage of total loans and
  ORE............................................................       0.78       1.98       2.36       3.85        4.99
Allowance for credit losses to total loans.......................       3.60       4.58       5.60       6.41        6.78
Allowance for credit losses to nonaccrual loans..................     499.75     313.14     273.28     179.15      139.34
Assets held for accelerated disposition..........................  $      --  $      --  $      --  $      --  $   17,450
Loans past due 90 days or more on accrual status:
  Real estate mortgage...........................................  $  13,370  $   4,076  $   3,816  $   2,830  $   17,412
  Commercial.....................................................      9,226      8,076      2,623      1,068      11,382
  Installment....................................................      3,596        292         58        404         155
                                                                   ---------  ---------  ---------  ---------  ----------
        Total....................................................  $  26,192  $  12,444  $   6,497  $   4,302  $   28,949
                                                                   ---------  ---------  ---------  ---------  ----------
                                                                   ---------  ---------  ---------  ---------  ----------
Restructured loans:
  On accrual status..............................................  $   2,813  $   2,569  $   5,483  $   2,061  $      958
  On nonaccrual status...........................................      1,286         --      1,707      7,043          --
                                                                   ---------  ---------  ---------  ---------  ----------
        Total....................................................  $   4,099  $   2,569  $   7,190  $   9,104  $      958
                                                                   ---------  ---------  ---------  ---------  ----------
                                                                   ---------  ---------  ---------  ---------  ----------

    The table below summarizes the approximate changes in nonaccrual loans for the years ended December 31, 1997 and 1996.

                          CHANGES IN NONACCRUAL LOANS

                                                                                                 YEAR ENDED DECEMBER
                                                                                                         31,
                                                                                                ---------------------
DOLLARS IN THOUSANDS                                                                              1997        1996
----------------------------------------------------------------------------------------------  ---------  ----------
Balance, beginning of the year................................................................  $  41,543  $   48,124
Loans placed on nonaccrual....................................................................     32,930      44,353
Loans acquired: RNB...........................................................................      1,337          --
Loans acquired: VCNB..........................................................................      1,101          --
Charge offs...................................................................................    (12,788)    (13,608)
Loans returned to accrual status..............................................................     (9,798)    (11,034)
Repayments (including interest applied to principal)..........................................    (23,598)    (14,995)
Transfers to ORE..............................................................................     (3,161)    (11,297)
                                                                                                ---------  ----------
Balance, end of year..........................................................................  $  27,566  $   41,543
                                                                                                ---------  ----------
                                                                                                ---------  ----------

    The additional interest income that would/(would not) have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $(.1) million, $2.1 million and $4.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income includes $5.5 million, $4.1 million and $2.7 million for the years ended December 31, 1997, 1996, and 1995, respectively, from collection of interest related to nonaccrual loans. Interest income not recognized on nonaccrual loans reduced the net interest margin by 0, 6, and 17 basis points for the years ended December 31, 1997, 1996, and 1995, respectively.

    Bank policy requires that a loan be placed on nonaccrual status if either principal or interest payments are past due in excess of ninety days unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

    At December 31, 1997, in addition to loans disclosed above as past due, nonaccrual or restructured, management also identified $23.8 million of loans about which the ability of the borrowers to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status. This amount was determined based on analysis of information known to management about the borrower's financial condition and current and expected economic conditions. If economic conditions change, adversely or otherwise, or if additional facts on borrowers' financial condition come to light, then the amount of potential problem loans may change, possibly significantly. Estimated potential losses from these potential problem loans have been provided for in determining the allowance for credit losses.

    At December 31, 1997, the allowance for credit losses was 3.60% of gross loans compared to 4.58% at December 31, 1996. The allowance at December 31, 1997 was equal to 499.8% of total nonaccrual loans, up from 313.1% at December 31, 1996.

  ALLOWANCE FOR CREDIT LOSSES

    The following table summarizes average loans outstanding during the year and changes in the allowance for credit losses for the five-year period 1993 to 1997.

                                                      ALLOWANCE FOR CREDIT LOSSES

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
DOLLARS IN THOUSANDS                       1997       1996       1995       1994       1993
---------------------------------------  ---------  ---------  ---------  ---------  ---------
Average amount of loans outstanding....  $3,387,784 $2,539,323 $1,758,671 $1,537,997 $1,762,663
                                         ---------  ---------  ---------  ---------  ---------
Balance of allowance for credit losses,
  beginning of year....................  $ 130,089  $ 131,514  $ 105,343  $ 110,499  $ 136,095
                                         ---------  ---------  ---------  ---------  ---------
Loans charged off:
  Commercial loans.....................    (14,651)   (14,647)   (11,124)   (22,038)   (56,012)
  Real estate loans--construction......         --         --         --         --    (13,949)
  Real estate loans--commercial
    mortgage...........................     (4,275)    (5,338)    (5,869)   (26,354)   (42,546)
  Residential first mortgage...........       (474)      (253)        --         --         --
  Installment loans....................       (112)      (104)       (48)      (128)      (621)
                                         ---------  ---------  ---------  ---------  ---------
    Total loans charged off............    (19,512)   (20,342)   (17,041)   (48,520)  (113,128)
                                         ---------  ---------  ---------  ---------  ---------
Recoveries of loans previously charged
  off:
  Commercial loans.....................     11,098     13,325     22,045     34,163     27,842
  Real estate loans--construction......         --         --         --        161         20
  Real estate loans--commercial
    mortgage...........................      8,894      5,313      1,862        758        767
  Residential first mortgage...........         58         --         --         --         --
  Installment loans....................        118        279        228        747        215
                                         ---------  ---------  ---------  ---------  ---------
    Total recoveries...................     20,168     18,917     24,135     35,829     28,844
                                         ---------  ---------  ---------  ---------  ---------
Net loans (charged off) recovered......        656     (1,425)     7,094    (12,691)   (84,284)
Additions to allowance charged to
  operating expense....................         --         --         --      7,535     60,163
Acquisition of First LA................         --         --     19,077         --         --
Acquisition of VCNB....................      4,637         --         --         --         --
Acquisition of RNB.....................      2,379         --         --         --         --
Other(1)...............................         --         --         --         --     (1,475)
                                         ---------  ---------  ---------  ---------  ---------
Balance, end of year...................  $ 137,761  $ 130,089  $ 131,514  $ 105,343  $ 110,499
                                         ---------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ---------  ---------
Ratio of net (charge offs) recoveries
  to average loans.....................      0.02%      (0.06)%     0.40%     (0.83)%     (4.78)%
                                         ---------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ---------  ---------

---------

(1) Allowance for credit losses allocated to $73.7 million of Equity Lines of Credit sold in April, 1993.

    The following table reflects management's allocation of the allowance for credit losses by loan category and the ratio of loans in each category to total loans at December 31 for each of the last five years.

                   ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                                   ALLOWANCE AMOUNT                          PERCENT OF LOANS TO TOTAL LOANS
                                 -----------------------------------------------------  ------------------------------------------
DOLLARS IN THOUSANDS               1997       1996       1995       1994       1993       1997       1996       1995       1994
-------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Commercial.....................  $  91,914  $  75,754  $  37,778  $  55,179  $  53,110         51%        47%        46%        55%
Real estate-construction.......      3,357      2,405      4,550      2,341      1,410          4          3          3          2
Real estate-commercial
  mortgage.....................     27,378     37,748     77,730     43,745     55,020         18         18         24         28
Residential first mortgage.....     14,750     13,283     10,705      3,200        100         26         31         25         13
Installment....................        362        899        751        878        859          1          1          2          2
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        Total..................  $ 137,761  $ 130,089  $ 131,514  $ 105,343  $ 110,499        100%       100%       100%       100%
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------


DOLLARS IN THOUSANDS               1993
-------------------------------  ---------
Commercial.....................         58%
Real estate-construction.......          1
Real estate-commercial
  mortgage.....................         38
Residential first mortgage.....         --
Installment....................          3
                                 ---------
        Total..................        100%
                                 ---------
                                 ---------

    The allowance allocated to the loan categories shown above are based on previous loan loss experience, management's evaluation of the current loan portfolio, and anticipated economic conditions. While the allowance is allocated to specific loans and to portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety. Due to an increase in problem loans in the commercial category and a decrease in problem loans in the real estate mortgage category during 1997, an increased portion of the allowance for credit losses was allocated to the commercial loan category.

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

    If the expected realizable value of the impaired loan is less than the recorded amount of the loan, an impairment will be recognized by creating a valuation allowance with a corresponding charge to the provision for credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for credit losses. As amended by SFAS No. 118, the change in estimated value of an impaired loan may be reported in a manner consistent with the existing methods currently used by the Company.

    At December 31, 1997 and 1996, the Company had identified impaired loans with recorded investments of $16.6 million and $33.3 million, respectively. Allowances of $.5 million and $.5 million on loans with outstanding balances of $3.0 million and $3.3 million, respectively, at December 31, 1997 and 1996, respectively, representing the difference between the value of the collateral supporting the loans and their outstanding balance are included in the allowance for credit losses. The Company's policy is to record cash receipts on impaired loans first as reductions to principal and then to interest income.

OTHER REAL ESTATE

    The Company's OREO totaled $2.1 million at year end 1997 compared to $15.1 million a year ago due to sale of existing properties and a significant reduction in the amount of new foreclosures. The Company's policy is to record these properties at estimated fair value, net of selling expenses, at the time they are transferred into ORE, thereby tying future gains or losses from sale or potential additional write downs to underlying changes in the market.

DEPOSITS

    The maturity distribution of time deposits of $100,000 or more at December 31, 1997 is as follows:

                                                                              PUBLIC TIME  CERTIFICATES
DOLLARS IN THOUSANDS                                                           DEPOSITS    OF DEPOSIT     TOTAL
----------------------------------------------------------------------------  -----------  -----------  ----------
Under 3 months..............................................................   $  54,845    $ 220,745   $  275,590
4 to 12 months..............................................................      14,100      174,664      188,764
1 to 5 years................................................................       3,004      116,756      119,760
Over 5 years................................................................       3,316       25,698       29,014
                                                                              -----------  -----------  ----------
        Total...............................................................   $  75,265    $ 537,863   $  613,128
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------

    At December 31, 1997 and 1996, the aggregate amount of deposits by foreign depositors in domestic offices totaled $31.8 million and $30.2 million, respectively, the majority of which was interest bearing. The Bank had brokered deposits of $21.7 million and $18.4 million, at December 31, 1997 and 1996, respectively.

SHORT-TERM BORROWINGS

    The following table summarizes short-term borrowings and weighted average rates.

                                                  1997                                  1996                           1995
                                  ------------------------------------  ------------------------------------  ----------------------
                                  BALANCES AT   AVERAGE                 BALANCES AT   AVERAGE                 BALANCES AT   AVERAGE
DOLLARS IN THOUSANDS               YEAR-END     BALANCE   AVERAGE RATE   YEAR-END     BALANCE   AVERAGE RATE   YEAR-END     BALANCE
--------------------------------  -----------  ---------  ------------  -----------  ---------  ------------  -----------  ---------
Federal funds purchased and
  securities sold under
  repurchase agreements.........   $ 206,427   $ 222,617        5.27%    $ 194,549   $ 253,853        5.06%    $ 258,353   $ 287,015

Other short-term borrowings.....     212,575     315,886        5.21       148,642     232,379        5.52       195,100     104,480


DOLLARS IN THOUSANDS              AVERAGE RATE
--------------------------------  ------------
Federal funds purchased and
  securities sold under
  repurchase agreements.........        5.72%
Other short-term borrowings.....        5.58

---------

    The following table summarizes quarterly operating results for 1997 and 1996.

                        1997 QUARTERLY OPERATING RESULTS

                                                                    QUARTER ENDED
                                                 ---------------------------------------------------
DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS    MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,     TOTAL
-----------------------------------------------  ----------  ----------  -------------  ------------  -----------
Interest income
    From loans.................................  $   70,011  $   75,017   $    78,651    $   80,378   $   304,057
    From investments...........................      13,296      13,679        13,544        13,420        53,939
                                                 ----------  ----------  -------------  ------------  -----------
                                                     83,307      88,696        92,195        93,798       357,996
Interest expense...............................     (23,535)    (25,904)      (27,612)      (27,277)     (104,328)
                                                 ----------  ----------  -------------  ------------  -----------
Net interest income............................      59,772      62,792        64,583        66,521       253,668
Provision for credit losses....................          --          --            --            --            --
                                                 ----------  ----------  -------------  ------------  -----------
Net interest income after provision for credit
  losses.......................................      59,772      62,792        64,583        66,521       253,668
Noninterest income.............................      12,902      13,676        13,272        14,616        54,466
Gain (loss) on sale of securities..............        (277)       (262)         (224)         (285)       (1,048)
Noninterest expense............................     (43,547)    (45,725)      (45,744)      (49,308)     (184,324)
ORE (expense) income...........................        (378)        411           797         1,737         2,567
                                                 ----------  ----------  -------------  ------------  -----------
Income before taxes............................      28,472      30,892        32,684        33,281       125,329
Income taxes...................................     (10,469)    (11,334)      (11,790)      (11,603)      (45,196)
                                                 ----------  ----------  -------------  ------------  -----------
Net income.....................................  $   18,003  $   19,558   $    20,894    $   21,678   $    80,133
                                                 ----------  ----------  -------------  ------------  -----------
                                                 ----------  ----------  -------------  ------------  -----------
Net income per share, basic....................  $     0.39  $     0.42   $      0.45    $     0.47   $      1.74(1)
                                                 ----------  ----------  -------------  ------------  -----------
                                                 ----------  ----------  -------------  ------------  -----------
Net income per share, diluted..................  $     0.38  $     0.41   $      0.44    $     0.45   $      1.68
                                                 ----------  ----------  -------------  ------------  -----------
                                                 ----------  ----------  -------------  ------------  -----------
(1)  Due to rounding quarterly per share amounts do not add up to total

                                        1996 QUARTERLY OPERATING RESULTS


                                                                    QUARTER ENDED
                                                 ---------------------------------------------------
DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS    MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,     TOTAL
-----------------------------------------------  ----------  ----------  -------------  ------------  -----------
Interest income
    From loans.................................  $   53,223  $   53,826   $    57,980    $   59,673   $   224,702
    From investments...........................      15,098      13,943        14,556        13,824        57,421
                                                 ----------  ----------  -------------  ------------  -----------
                                                     68,321      67,769        72,536        73,497       282,123
Interest expense...............................     (19,161)    (19,705)      (22,346)      (21,177)      (82,389)
                                                 ----------  ----------  -------------  ------------  -----------
Net interest income............................      49,160      48,064        50,190        52,320       199,734
Provision for credit losses....................          --          --            --            --            --
                                                 ----------  ----------  -------------  ------------  -----------
Net interest income after provision for credit
  losses.......................................      49,160      48,064        50,190        52,320       199,734
Noninterest income.............................      10,645      10,405        11,323        11,435        43,808
Gain (loss) on sale of securities..............         742        (450)           30          (135)          187
Noninterest expense............................     (35,987)    (34,049)      (34,838)      (39,921)     (144,795)
ORE (expense) income...........................        (174)        215           186           (27)          200
                                                 ----------  ----------  -------------  ------------  -----------
Income before taxes............................      24,386      24,185        26,891        23,672        99,134
Income taxes...................................      (8,534)     (8,169)       (9,091)       (6,777)      (32,571)
                                                 ----------  ----------  -------------  ------------  -----------
Net income.....................................  $   15,852  $   16,016   $    17,800    $   16,895   $    66,563
                                                 ----------  ----------  -------------  ------------  -----------
                                                 ----------  ----------  -------------  ------------  -----------
Net income per share, basic....................  $     0.36  $     0.37   $      0.41    $     0.38   $      1.52
                                                 ----------  ----------  -------------  ------------  -----------
                                                 ----------  ----------  -------------  ------------  -----------
Net income per share, diluted..................  $     0.35  $     0.36   $      0.39    $     0.37   $      1.47
                                                 ----------  ----------  -------------  ------------  -----------
                                                 ----------  ----------  -------------  ------------  -----------

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

                          INDEPENDENT AUDITORS' REPORT

To Board of Directors and Shareholders of
City National Corporation:

    We have audited the accompanying consolidated balance sheets of City National Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Los Angeles, California
January 15, 1998

                           CONSOLIDATED BALANCE SHEET

                                                                                               DECEMBER 31,
                                                                                        --------------------------
DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS                                                  1997          1996
--------------------------------------------------------------------------------------  ------------  ------------
ASSETS
  Cash and due from banks.............................................................  $    327,398  $    331,046
  Federal funds sold..................................................................       150,000       151,200
  Interest--bearing deposits in other banks...........................................           301        10,978
  Investment securities (fair value $227,465 in 1997 and $194,655 in 1996)............       225,934       195,229
  Securities available-for-sale (cost $597,910 in 1997 and $619,580 in 1996)..........       607,188       615,863
  Trading account securities..........................................................        30,279        32,129
  Loans...............................................................................     3,825,224     2,839,435
  Less allowance for credit losses....................................................       137,761       130,089
                                                                                        ------------  ------------
    Net loans.........................................................................     3,687,463     2,709,346
  Leveraged leases....................................................................         5,471         6,147
  Premises and equipment, net.........................................................        43,402        24,196
  Customers' acceptance liability.....................................................         1,553         2,339
  Other real estate...................................................................         2,126        15,116
  Deferred tax asset..................................................................        58,815        65,291
  Goodwill and core deposit intangibles...............................................        54,921        10,083
  Other assets........................................................................        57,181        47,533
                                                                                        ------------  ------------
    Total assets......................................................................  $  5,252,032  $  4,216,496
                                                                                        ------------  ------------
                                                                                        ------------  ------------
LIABILITIES
  Demand deposits.....................................................................  $  2,027,014  $  1,642,558
  Interest checking deposits..........................................................       439,071       386,211
  Money market deposits...............................................................       773,291       714,127
  Savings deposits....................................................................       171,100       136,691
  Time deposits--under $100,000.......................................................       204,744       146,076
  Time deposits--$100,000 and over....................................................       613,128       360,860
                                                                                        ------------  ------------
 Total deposits.......................................................................     4,228,348     3,386,523
  Federal funds purchased and securities sold under repurchase agreements.............       206,427       194,549
  Other short-term borrowings.........................................................       212,575       148,642
  Long-term debt......................................................................        50,000        34,800
  Other liabilities...................................................................        44,459        48,896
  Acceptances outstanding.............................................................         1,553         2,339
                                                                                        ------------  ------------
    Total liabilities.................................................................     4,743,362     3,815,749
                                                                                        ------------  ------------
COMMITMENTS AND CONTINGENCIES
SUBSEQUENT EVENTS
SHAREHOLDERS' EQUITY
  Preferred Stock authorized--5,000,000, none outstanding.............................            --            --
  Common Stock--par value--$1.00; authorized--75,000,000 Issued-- 46,700,891 shares in
    1997 and 46,302,782 shares in 1996................................................        46,701        46,303
  Additional paid-in capital..........................................................       297,654       275,610
  Unrealized gain (loss) on available-for-sale securities.............................         5,349        (2,149)
  Retained earnings...................................................................       173,089       113,266
  Treasury shares, at cost--563,928 shares in 1997 and 2,394,600 shares in 1996.......       (14,123)      (32,283)
                                                                                        ------------  ------------
    Total shareholders' equity........................................................       508,670       400,747
                                                                                        ------------  ------------
    Total liabilities and shareholders' equity........................................  $  5,252,032  $  4,216,496
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                                1997       1996       1995
----------------------------------------------------------------------------------  ---------  ---------  ---------
INTEREST INCOME
  Interest and fees on loans......................................................  $ 304,057  $ 224,702  $ 168,862
  Interest on federal funds sold and securities purchased under resale
    agreements....................................................................      1,301      3,562      7,013
  Interest on investments securities:
    U. S. Treasury and federal agency securities..................................      7,023      6,829     25,853
    Municipal securities..........................................................      4,753      2,607      1,091
    Other securities..............................................................        758      2,089      2,280
  Interest on securities available-for-sale.......................................     37,539     40,485     10,480
  Interest on trading account.....................................................      2,565      1,849      2,015
                                                                                    ---------  ---------  ---------
      Total.......................................................................    357,996    282,123    217,594
                                                                                    ---------  ---------  ---------
INTEREST EXPENSE
  Interest on deposits............................................................     73,289     54,756     32,039
  Interest on federal funds purchased and securities sold under repurchase
    agreements....................................................................     11,731     12,835     16,404
  Interest on other short-term borrowings.........................................     16,470     12,835      5,829
  Interest on long-term debt......................................................      2,838      1,963      1,059
                                                                                    ---------  ---------  ---------
      Total.......................................................................    104,328     82,389     55,331
                                                                                    ---------  ---------  ---------
  Net interest income.............................................................    253,668    199,734    162,263
  Provision for credit losses.....................................................         --         --         --
                                                                                    ---------  ---------  ---------
  Net interest income after provision for credit losses...........................    253,668    199,734    162,263
                                                                                    ---------  ---------  ---------
NONINTEREST INCOME
  Service charges on deposit accounts.............................................     14,321     10,798      8,073
  Investment services.............................................................     13,221     11,453      8,779
  Trust fees......................................................................      8,304      7,176      6,496
  International services..........................................................      7,271      5,181      3,939
  Gain (loss) on sale of assets...................................................      1,604      1,124        (83)
  Gain (loss) on sale of securities...............................................     (1,048)       187       (596)
  All other income................................................................      9,745      8,076      7,958
                                                                                    ---------  ---------  ---------
      Total.......................................................................     53,418     43,995     34,566
                                                                                    ---------  ---------  ---------
NONINTEREST EXPENSE
  Salaries and other employee benefits............................................     97,634     77,011     65,375
  Professional....................................................................     21,509     13,698      8,836
  Net occupancy of premises.......................................................     10,659      8,976      7,923
  Data processing.................................................................      9,052      8,659      7,476
  Promotion.......................................................................      7,972      5,563      4,419
  Depreciation....................................................................      6,144      5,143      4,120
  Office supplies.................................................................      7,286      4,828      3,955
  FDIC insurance..................................................................        419          2      2,486
  Equipment.......................................................................      2,460      2,249      2,272
  Amortization of goodwill and core deposit intangibles...........................      5,619      1,522         --
  Other operating.................................................................     15,570     17,144     11,822
  ORE income......................................................................     (2,567)      (200)      (608)
                                                                                    ---------  ---------  ---------
      Total.......................................................................    181,757    144,595    118,076
                                                                                    ---------  ---------  ---------
  INCOME BEFORE INCOME TAXES......................................................    125,329     99,134     78,753
  Income tax expense..............................................................     45,196     32,571     29,961
                                                                                    ---------  ---------  ---------
  NET INCOME......................................................................  $  80,133  $  66,563  $  48,792
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  NET INCOME PER SHARE, BASIC.....................................................  $    1.74  $    1.52  $    1.08
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  NET INCOME PER SHARE, DILUTED...................................................  $    1.68  $    1.47  $    1.06
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  Shares used to compute income per share, basic..................................     46,018     43,888     45,198
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  Shares used to compute income per share, diluted................................     47,809     45,146     45,886
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  Dividends per share.............................................................  $    0.44  $    0.36  $    0.26
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
DOLLARS IN THOUSANDS                                                                 1997       1996       1995
---------------------------------------------------------------------------------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................................................  $  80,133  $  66,563  $  48,792
Adjustments to net income:
  Writedowns on ORE..............................................................         --        229         96
  Gain on sales of ORE...........................................................     (3,730)      (325)    (1,055)
  Depreciation...................................................................      6,144      5,143      4,120
  Amortization of goodwill and core deposit intangibles..........................      5,619      1,522         --
  Net (increase) decrease in trading securities..................................      1,850     (2,401)    (4,197)
  Deferred income tax expense (benefit)..........................................      4,288     (8,996)    (9,310)
  Prepaid income taxes...........................................................         --     (4,932)        --
  Net increase in other liabilities (assets).....................................     16,446    (24,699)    (6,277)
  Other, net.....................................................................    (16,475)    24,965      9,280
                                                                                   ---------  ---------  ---------
      Net cash provided by operating activities..................................     94,275     57,069     41,449
                                                                                   ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in short-term investments................................     10,677     69,718    (80,022)
Purchase of securities available-for-sale........................................   (322,392)  (418,339)  (184,905)
Sales of securities available-for-sale...........................................    340,762    327,456    150,861
Maturities of securities available-for-sale......................................     58,089    328,644      9,552
Maturities of investment securities..............................................     15,993     34,819    181,615
Purchase of investment securities................................................    (46,147)  (123,706)   (32,951)
Purchase of residential mortgage loans...........................................    (74,681)  (250,726)  (178,084)
Sale of residential mortgage loans...............................................     47,513     62,717         --
(Loan originations) and principal collections, net...............................   (634,616)  (340,802)  (206,580)
Proceeds from sales of ORE.......................................................     26,473      5,730      6,489
Proceeds from sale of leveraged leases...........................................         --      1,824        329
Purchase of premises and equipment...............................................    (17,695)    (1,444)    (5,828)
Net cash from acquisitions.......................................................     42,876         --     95,624
Other, net.......................................................................        908     32,493     23,516
                                                                                   ---------  ---------  ---------
      Net cash used by investing activities......................................   (552,240)  (271,616)  (220,384)
                                                                                   ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds purchased and securities sold under
  repurchase agreements..........................................................     11,878    (63,804)    83,633
Net increase in deposits.........................................................    390,646    138,488     33,717
Net increase (decrease) in short-term borrowings.................................     54,133    (46,458)   145,000
Proceeds from issuance of long-term debt.........................................     50,000      9,800     25,000
Repayment of long-term debt......................................................    (25,000)    --         --
Proceeds from exercise of stock options..........................................     11,365      7,847      3,131
Stock repurchases................................................................    (22,503)   (22,384)    (9,899)
Cash dividends paid..............................................................    (20,310)   (15,815)   (11,755)
Other, net.......................................................................      2,908     (2,421)     5,967
                                                                                   ---------  ---------  ---------
      Net cash provided by financing activities..................................    453,117      5,253    274,794
                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.............................     (4,848)  (209,294)    95,859
Cash and cash equivalents at beginning of year...................................    482,246    691,540    595,681
                                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................................  $ 477,398  $ 482,246  $ 691,540
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest.....................................................................  $ 103,392  $  82,535  $  53,198
    Income taxes.................................................................     38,502     31,750     36,248

  Non-cash investing activities:
    Transfer from loans to foreclosed assets.....................................     11,885     15,608      2,465
    Transfers from investment securities to securities available for sale........         --         --    402,304

          See accompanying Notes to Consolidated Financial Statements

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                               UNREALIZED
                                                                               GAIN (LOSS)
                                                                 ADDITIONAL   ON SECURITIES                                TOTAL
                                          SHARES      COMMON       PAID-IN     AVAILABLE-     RETAINED     TREASURY    SHAREHOLDERS'
DOLLARS IN THOUSANDS                      ISSUED       STOCK       CAPITAL      FOR-SALE      EARNINGS       STOCK        EQUITY
---------------------------------------  ---------  -----------  -----------  -------------  -----------  -----------  -------------
Balances, December 31, 1994............  45,192,678  $  45,193    $ 263,611     $  (3,564)    $  25,481    $      --     $ 330,721
Net income.............................         --          --           --            --        48,792           --        48,792
Stock options exercised................    361,046         361        2,770            --            --           --         3,131
Tax benefit from stock options.........         --          --          448            --            --           --           448
Cash dividends.........................         --          --           --            --       (11,755)          --       (11,755)
Change in unrealized gain (loss) on
  securities available-for-sale........         --          --           --         5,519            --           --         5,519
Repurchased shares.....................         --          --           --            --            --       (9,899)       (9,899)
                                         ---------  -----------  -----------  -------------  -----------  -----------  -------------
Balances, December 31, 1995............  45,553,724     45,554      266,829         1,955        62,518       (9,899)      366,957
Net income.............................         --          --           --            --        66,563           --        66,563
Stock options exercised................    749,058         749        7,098            --            --           --         7,847
Tax benefit from stock options.........         --          --        1,683            --            --           --         1,683
Cash dividends.........................         --          --           --            --       (15,815)          --       (15,815)
Change in unrealized gain (loss) on
  securities available-for-sale........         --          --           --        (4,104)           --           --        (4,104)
Repurchased shares.....................         --          --           --            --            --      (22,384)      (22,384)
                                         ---------  -----------  -----------  -------------  -----------  -----------  -------------
Balances, December 31, 1996............  46,302,782     46,303      275,610        (2,149)      113,266      (32,283)      400,747
Net income.............................         --          --           --            --        80,133           --        80,133
Stock options exercised................    398,109         398        5,004            --            --           --         5,402
Tax benefit from stock options.........         --          --        2,908            --            --           --         2,908
Cash dividends.........................         --          --           --            --       (20,310)          --       (20,310)
Change in unrealized gain (loss) on
  securities available-for-sale........         --          --           --         7,498            --           --         7,498
Repurchased shares, net................         --          --           --            --            --      (22,503)      (22,503)
Issuance of treasury shares for
  acquisitions.........................         --          --       18,187            --            --       30,643        48,830
Issuance of treasury shares for stock
  options..............................         --          --       (4,055)           --            --       10,020         5,965
                                         ---------  -----------  -----------  -------------  -----------  -----------  -------------
Balances, December 31, 1997............  46,700,891  $  46,701    $ 297,654     $   5,349     $ 173,089    $ (14,123)    $ 508,670
                                         ---------  -----------  -----------  -------------  -----------  -----------  -------------
                                         ---------  -----------  -----------  -------------  -----------  -----------  -------------

          See accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of City National Corporation (the Corporation) and of City National Bank (the Bank) and its subsidiaries conform to generally accepted accounting principles and to prevailing practices within the banking industry. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods.

    City National Corporation and subsidiaries (the Company), through its primary subsidiary, the Bank, engages in commercial banking serving primarily middle market companies, professional and business borrowers, and associated individuals with commercial banking, fiduciary, residential mortgage, and personal banking services.

  BASIS OF PRESENTATION

    The consolidated financial statements of the Company include the accounts of the Corporation, the Bank (100% owned), and its wholly owned subsidiaries after elimination of all material intercompany transactions. Certain prior years' data have been reclassified to conform to current year presentation.

  SECURITIES

    Securities held-for-investment are classified as investment securities. Because the Company has the ability and management has the intent to hold investment securities until maturity, investment securities are stated at cost adjusted for amortization of premiums and accretion of discounts. Trading account securities are stated at market value. Investments not classified as trading securities nor as investment securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of shareholders' equity. Premiums or discounts on investment and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of investment or available-for-sale securities are recorded using the specific identification method. Investment services income consists of fees, commissions and markups on securities transactions with customers and money market mutual fund fees.

  LOANS

    Loans are generally carried at principal amounts outstanding less unearned income. Unearned income includes deferred unamortized fees net of direct incremental loan origination costs. Interest income is accrued as earned. Net deferred fees are accreted into interest income using the interest method. Loans held for sale are recorded at the lower of cost or market.

    Loans are placed on nonaccrual status when a loan becomes 90 days past due as to interest or principal unless the loan is both well secured and in process of collection. Loans are also placed on nonaccrual status when the full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the accretion of deferred loan fees is ceased. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.

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

  INCOME TAXES

    The Company files a consolidated federal income tax return and a combined state income tax return. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting basis of assets and liabilities, as well as for operating losses and tax credit carry forwards, using enacted tax laws and rates. Deferred tax assets will be reduced through a valuation allowance whenever it becomes more likely than not that all, or some portion, will not be realized. Deferred income taxes (benefit) represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total tax expense (benefit) for the year.

  NET INCOME PER SHARE

    Beginning with year end 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which, required the disclosure of two new earnings per share calculations, "basic earnings per share" and, if applicable, "diluted earnings per share." Earnings per share for comparative years have been restated for SFAS No. 128. Basic earnings per share is based on the weighted average shares of common stock, which were calculated as 46,018,000, 43,888,000 and 45,198,000 for 1997, 1996 and 1995,
respectively. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during part or all of the year and were calculated as 47,809,000, 45,146,000 and 45,886,000, respectively.

  CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight federal funds sold.

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

  OTHER

    The Company and its subsidiaries are on the accrual basis of accounting for income and expenses. In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements.

  INTEREST-RATE-RISK MANAGEMENT ACTIVITIES

    For those interest-rate instruments that alter the repricing characteristics of assets or liabilities, the net differential to be paid or received on the instrument is treated as an adjustment to the yield on the underlying assets or liabilities (the accrual method). To qualify for the accrual method, the interest-rate instrument must be designated to specific assets or liabilities or pools of assets or liabilities, and must be effective at altering the interest-rate characteristics of the related assets or liabilities. To be effective, there must be correlation between the interest-rate index on the underlying asset or liability and the variable rate paid on the instrument.

  STOCK OPTION PLAN

    Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pro forma net income and pro forma net income per share disclosures for employee stock option grants are based on recognition as expense, over the vesting period, of the fair value on the date of grant of all stock-based awards made in 1995 and subsequent years.

  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and comprehensive income, although SFAS 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income is required to be displayed separately from retained earnings and additional paid in capital in the statement of financial condition. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. At this time the Company has determined that this Statement will have no significant impact on its financial position or results of operations for 1998.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated. Management is in the process of determining the impact, if any, this statement will have on the Company.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132"). This Statement standardizes the disclosure requirements for defined benefit plans and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. At this time the Company has determined that this Statement will have no significant impact on it since it has no defined benefit plans.

NOTE 2. ACQUISITIONS

    On January 9, 1998, the Company completed its acquisition of Harbor Bancorp for $34.5 million. The Company issued approximately 540,000 shares, primarily from treasury with an aggregate market value of $17.9 million and paid the remainder in cash. The acquisition of Harbor Bancorp is expected to result in the recording of goodwill and intangibles of approximately $24.0 million under the purchase method of accounting.

    On January 24, 1997, the Company completed its acquisition of Riverside National Bank (RNB). The Company paid approximately $41.4 million for RNB by issuing approximately 1.0 million treasury shares with an aggregate market value of approximately $20.7 million and paid the remainder in cash. The acquisition of RNB was accounted for under the purchase method of accounting and resulted in the recording of goodwill and intangibles of approximately $27.4 million. At December 31, 1997, the remaining unamortized balance was approximately $25.0 million. The results of RNB's operations are included in those reported by the Company beginning on January 25, 1997.

    On January 17, 1997, the Company completed its acquisition of Ventura County National Bancorp (VCNB). The Company paid approximately $49.1 million for VCNB by issuing approximately 1.3 million treasury shares with an aggregate market value of approximately $28.1 million and paid the remainder in cash. The acquisition of VCNB was accounted for under the purchase method of accounting and resulted in the recording of goodwill and intangibles of approximately $27.4 million. At December 31, 1997, the remaining unamortized balance was approximately $25.0 million. The results of VCNB's operations are included in those reported by the Company beginning on January 18, 1997.

    On December 31, 1995, the Bank acquired all of the outstanding stock of First Los Angeles Bank (First LA) for $85 million in cash in a transaction that has been accounted for as a purchase. Merger related expenses of $.7 million and $1.0 million were recorded in 1996 and 1995, respectively, to cover certain integration, data processing, and lease termination expenses related to the acquisition. The Company recorded core deposit intangible assets of $7.9 million related to the First LA acquisition. At December 31, 1997, the remaining unamortized balance was $5.0 million. The recording of First LA's assets and liabilities at fair value did not result in any goodwill. The results of First LA's operations are included in those reported by the Company beginning on January 1, 1996.

    The following table presents an unaudited pro forma combined summary of operations of the Company, VCNB and RNB (collectively, the Acquired Banks) for the years ended December 31, 1997 and 1996. The unaudited pro forma combined summary of operations is presented as if the mergers had been effective January 1, 1996. This information combines the historical results of the Company and the Acquired Banks after giving effect to amortization of purchase accounting adjustments. The unaudited pro forma combined summary of operations is based on the Company's historical results and those of the Acquired Banks. The unaudited pro forma combined summary of operations is intended for informational purposes only and is not necessarily indicative of the future results of the Company or of the results of the Company that would have occurred had the acquisition been in effect for the full year presented.

UNAUDITED PRO FORMA COMBINED SUMMARY OF OPERATIONS

                                                                                             YEAR ENDED DECEMBER
                                                                                                     31,
                                                                                            ----------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                                                    1997        1996
------------------------------------------------------------------------------------------  ----------  ----------
Interest income...........................................................................  $  360,164  $  318,768
Interest expense..........................................................................     104,999      94,100
                                                                                            ----------  ----------
        Net interest income...............................................................     255,165     224,668
Provision for credit losses...............................................................      --              75
                                                                                            ----------  ----------
        Net interest income after provision for credit losses.............................     255,165     224,593
Noninterest income........................................................................      53,758      48,832
Noninterest expense.......................................................................     186,388     175,411
                                                                                            ----------  ----------
Income before income taxes................................................................     122,535      98,014
Income taxes..............................................................................      44,336      32,709
                                                                                            ----------  ----------
        Net income........................................................................  $   78,199  $   65,305
                                                                                            ----------  ----------
                                                                                            ----------  ----------
        Net income per share, basic.......................................................  $     1.69  $     1.41
                                                                                            ----------  ----------
                                                                                            ----------  ----------
        Net income per share, diluted.....................................................  $     1.63  $     1.38
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The unaudited pro forma combined net income per share were calculated based on the pro forma combined net income and the pro forma average common shares and share equivalents outstanding during the years presented.

NOTE 3. INVESTMENT SECURITIES

    The following is a summary of the amortized cost and estimated fair value for the major categories of investment securities:

                                                                                  GROSS        GROSS
                                                                    CARRYING   UNREALIZED   UNREALIZED
DOLLARS IN THOUSANDS                                                 VALUE        GAINS       LOSSES     FAIR VALUE
-----------------------------------------------------------------  ----------  -----------  -----------  ----------
December 31, 1997
    Mortgage-backed securities...................................  $  107,386   $     693    $     351   $  107,728
    State and municipal securities...............................     107,567       1,370          181      108,756
    Other securities.............................................      10,981          --           --       10,981
                                                                   ----------  -----------  -----------  ----------
        Total....................................................  $  225,934   $   2,063    $     532   $  227,465
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

December 31, 1996
    Mortgage-backed securities...................................  $   97,638   $     194    $   1,074   $   96,758
    State and municipal securities...............................      88,445         550          244       88,751
    Other securities.............................................       9,146          --           --        9,146
                                                                   ----------  -----------  -----------  ----------
        Total....................................................  $  195,229   $     744    $   1,318   $  194,655
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

    The carrying value and estimated fair values of investment securities at December 31, 1997 by contractual maturity, are shown below:

                                                                    OVER 1 YEAR           OVER 5 YEARS THRU 10       OVER 10
                                       ONE YEAR OR LESS            THRU 5 YEARS                   YEARS               YEARS
                                    -----------------------  -------------------------  -------------------------  -----------
DOLLARS IN THOUSANDS                 AMOUNT      YIELD(1)      AMOUNT       YIELD(1)      AMOUNT       YIELD(1)      AMOUNT
----------------------------------  ---------  ------------  -----------  ------------  -----------  ------------  -----------
Mortgage-backed securities........  $      --          --%    $   3,366         7.30%    $  21,033         5.88%    $  82,987
State and municipal securities....     12,373        6.85        67,892         6.61        22,289         7.11         5,013
Other securities(2)...............      1,010        7.73         1,205         7.62         1,000         6.74         7,766
                                    ---------         ---    -----------         ---    -----------         ---    -----------
  Total...........................  $  13,383        6.92%    $  72,463         6.66%    $  44,322         6.52%    $  95,766
                                    ---------         ---    -----------         ---    -----------         ---    -----------
                                    ---------         ---    -----------         ---    -----------         ---    -----------
  Fair value......................  $  13,419                 $  73,290                  $  44,692                  $  96,064
                                    ---------                -----------                -----------                -----------
                                    ---------                -----------                -----------                -----------


                                                        TOTAL 1997               TOTAL 1996
                                                  -----------------------  -----------------------
DOLLARS IN THOUSANDS                  YIELD(1)     AMOUNT      YIELD(1)     AMOUNT      YIELD(1)
----------------------------------  ------------  ---------  ------------  ---------  ------------
Mortgage-backed securities........        6.72%   $ 107,386        6.57%   $  97,638        6.45%
State and municipal securities....        6.86      107,567        6.75       88,445        6.72
Other securities(2)...............        5.99       10,981        6.40        9,146        6.49
                                           ---    ---------         ---    ---------         ---
  Total...........................        6.67%   $ 225,934        6.65%   $ 195,229        6.57%
                                           ---    ---------         ---    ---------         ---
                                           ---    ---------         ---    ---------         ---
  Fair value......................                $ 227,465                $ 194,655
                                                  ---------                ---------
                                                  ---------                ---------

---------

(1) Fully taxable equivalent.

(2) Equity securities are reported in the "over ten years" category

    Investment securities totaling $159.2 million were pledged to secure trust funds, public deposits, or for other purposes permitted by law at December 31, 1997.

NOTE 4. SECURITIES AVAILABLE-FOR-SALE

    The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

                                                                                  GROSS        GROSS
                                                                   AMORTIZED   UNREALIZED   UNREALIZED      FAIR
DOLLARS IN THOUSANDS                                                  COST        GAINS       LOSSES       VALUE
-----------------------------------------------------------------  ----------  -----------  -----------  ----------
December 31, 1997
    U.S. Government and federal agency securities................  $  255,552   $   2,105    $     600   $  257,057
    Mortgage-backed securities...................................     171,439       1,247          611      172,075
    State and municipal securities...............................       5,911          86           --        5,997
    Other securities.............................................     165,008       7,309          258      172,059
                                                                   ----------  -----------  -----------  ----------
        Total....................................................  $  597,910   $  10,747    $   1,469   $  607,188
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

December 31, 1996
    U.S. Government and federal agency securities................  $  375,120   $     484    $   3,288   $  372,316
    Mortgage-backed securities...................................     130,680         270        3,014      127,936
    State and municipal securities...............................      13,995          91           19       14,067
    Other securities.............................................      99,785       2,156          397      101,544
                                                                   ----------  -----------  -----------  ----------
        Total....................................................  $  619,580   $   3,001    $   6,718   $  615,863
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

    Gross realized gains and losses related to the available for sale portfolios were $638,000 and $1,686,000, respectively, for the year ended December 31, 1997, $2,784,000 and $2,597,000, respectively, for the year ended December 31, 1996 and $1,287,000 and $1,883,000, respectively, for the year ended December 31, 1995.

    The estimated fair value and amortized cost of securities available-for-sale at December 31, 1997, by contractual maturity, are shown below:

                                    ONE YEAR                 OVER 1 YEAR              OVER 5 YEARS                  OVER
                                     OR LESS                THRU 5 YEARS              THRU 10 YEARS               10 YEARS
                            -------------------------  -----------------------  -------------------------  -----------------------
DOLLARS IN THOUSANDS          AMOUNT       YIELD(1)     AMOUNT      YIELD(1)      AMOUNT       YIELD(1)     AMOUNT      YIELD(1)
--------------------------  -----------  ------------  ---------  ------------  -----------  ------------  ---------  ------------
U.S. Government and
  federal agency
  securities..............   $   9,953         5.00%   $ 239,610        6.38%    $   7,494         5.88%   $      --       --   %
Mortgage-backed
  securities..............          --        --          --           --           --            --         172,075        6.66
State and municipal
  securities..............          --        --           4,911        6.61         1,086         7.14           --       --
Other securities(2).......      31,164        10.69       58,836        9.79        --            --          82,059        7.60
                            -----------       -----    ---------         ---    -----------         ---    ---------         ---
  Total...................   $  41,117         9.31%   $ 303,357        7.05%    $   8,580         6.04%   $ 254,134        6.96%
                            -----------       -----    ---------         ---    -----------         ---    ---------         ---
                            -----------       -----    ---------         ---    -----------         ---    ---------         ---
  Amortized Cost..........   $  40,777                 $ 299,159                 $   8,586                 $ 249,388
                            -----------                ---------                -----------                ---------
                            -----------                ---------                -----------                ---------


                                  TOTAL 1997               TOTAL 1996
                            -----------------------  -----------------------
DOLLARS IN THOUSANDS         AMOUNT      YIELD(1)     AMOUNT      YIELD(1)
--------------------------  ---------  ------------  ---------  ------------
U.S. Government and
  federal agency
  securities..............  $ 257,057        6.31%   $ 372,316        5.69%
Mortgage-backed
  securities..............    172,075        6.66      127,936        6.28
State and municipal
  securities..............      5,997        6.71       14,067        6.76
Other securities(2).......    172,059        8.91      101,544       10.74
                            ---------         ---    ---------       -----
  Total...................  $ 607,188        7.15%   $ 615,863        6.67%
                            ---------         ---    ---------       -----
                            ---------         ---    ---------       -----
  Amortized Cost..........  $ 597,910                $ 619,580
                            ---------                ---------
                            ---------                ---------

---------

(1) Fully taxable equivalent.

(2) Equity securities, except preferred stock, are reported in the "over ten years" category

    Available-for-sale securities totaling $309.9 million were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law at December 31, 1997.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

    The following is a summary of the major categories of loans:

                                                                                               DECEMBER 31,
                                                                                        --------------------------
DOLLARS IN THOUSANDS                                                                        1997          1996
--------------------------------------------------------------------------------------  ------------  ------------
Commercial............................................................................  $  1,972,232  $  1,334,577
Residential first mortgage............................................................       980,040       882,573
Real estate construction..............................................................       144,558        92,322
Real estate mortgage..................................................................       686,188       499,377
Installment...........................................................................        42,206        30,586
                                                                                        ------------  ------------
  Total loans (net of unearned income and fees of $4,310 and $5,364)..................  $  3,825,224  $  2,839,435
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    At December 31, 1997 and 1996, the Company had identified impaired loans with recorded investments of $16.6 million and $33.3 million, respectively. Allowances of $.5 million and $.5 million on loans with outstanding balances of $3.0 million and $3.3 million, respectively, at December 31, 1997 and 1996, respectively, representing the differences between the value of the collateral supporting the loans and their outstanding balances, is included in the allowance for credit losses. For 1997 and 1996, the average balance of impaired loans was $21.2 million and $36.2 million, respectively. During 1997, 1996 and 1995, no interest income was recognized on impaired loans until the book balances of these loans were paid off.

    In the normal course of business, the Bank has loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to other customers with a similar credit standing. The aggregate dollar amounts of these loans were $16.8 million and $16.1 million at December 31, 1997 and 1996, respectively. During 1997, new loans made totaled $1.1 million and repayments totaled $.4 million. Interest income recognized on these loans amounted to $1.4 million, $1.4 million and $1.5 million during 1997, 1996 and 1995, respectively. At December 31, 1997, none of these loans were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and Directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

    Loans past due 90 days or more and still accruing interest totaled $26.2 million, $12.4 million and $6.5 million at December 31, 1997, 1996 and 1995, respectively. Restructured loans totaled $4.1 million, $2.6 million, and $7.2 million at December 31, 1997, 1996 and 1995, respectively.

    The following is a summary of activity in the allowance for credit losses:

DOLLARS IN THOUSANDS                                                              1997        1996        1995
-----------------------------------------------------------------------------  ----------  ----------  ----------
Balance, January 1...........................................................  $  130,089  $  131,514  $  105,343
Provision charged to expense.................................................          --          --          --
Allowance of acquired institutions...........................................       7,016          --      19,077
Charge offs..................................................................     (19,512)    (20,342)    (17,041)
Recoveries...................................................................      20,168      18,917      24,135
                                                                               ----------  ----------  ----------
Net (charge offs) recoveries.................................................         656      (1,425)      7,094
                                                                               ----------  ----------  ----------
Balance, December 31.........................................................  $  137,761  $  130,089  $  131,514
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The following is a summary of non-performing loans and related interest foregone (received):

                                                                                            DECEMBER 31,
                                                                                   -------------------------------
DOLLARS IN THOUSANDS                                                                 1997       1996       1995
---------------------------------------------------------------------------------  ---------  ---------  ---------
Nonaccrual loans.................................................................  $  27,566  $  41,543  $  48,124
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Contractual interest due.........................................................  $   5,364  $   6,262  $   7,232
Interest recognized..............................................................      5,490      4,135      2,663
                                                                                   ---------  ---------  ---------
    Net interest foregone (received).............................................  $    (126) $   2,127  $   4,569
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The following is a summary of foregone interest on nonaccrual loans at December 31. The summary does not include interest foregone on loans on nonaccrual status that were either charged off prior to year end, or restored to accrual status prior to year end or transferred to ORE prior to year end.

                                                                                                DECEMBER 31,
                                                                                       -------------------------------
DOLLARS IN THOUSANDS                                                                     1997       1996       1995
-------------------------------------------------------------------------------------  ---------  ---------  ---------
Contractual interest due.............................................................  $   3,709  $   4,425  $   5,821
Interest recognized..................................................................      1,782        491        847
                                                                                       ---------  ---------  ---------
    Net interest foregone............................................................  $   1,927  $   3,934  $   4,974
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The Company has pledged all of its eligible residential first mortgages to the Federal Home Loan Bank of San Francisco under that institution's blanket lien program.

NOTE 6. PREMISES AND EQUIPMENT

    The following is a summary of data for the major categories of premises and equipment:

                                                                                           ACCUMULATED
                                                                                           DEPRECIATION
                                                                                               AND       CARRYING
DOLLARS IN THOUSANDS                                                              COST     AMORTIZATION    VALUE
------------------------------------------------------------------------------  ---------  ------------  ---------
DECEMBER 31, 1997
    Premises, including land of $5,182........................................  $  50,270   $   26,532   $  23,738
    Furniture, fixtures and equipment.........................................     47,311       27,647      19,664
                                                                                ---------  ------------  ---------
        Total.................................................................  $  97,581   $   54,179   $  43,402
                                                                                ---------  ------------  ---------
                                                                                ---------  ------------  ---------
DECEMBER 31, 1996
    Premises, including land of $2,548........................................  $  35,025   $   21,606   $  13,419
    Furniture, fixtures and equipment.........................................     35,012       24,235      10,777
                                                                                ---------  ------------  ---------
        Total.................................................................  $  70,037   $   45,841   $  24,196
                                                                                ---------  ------------  ---------
                                                                                ---------  ------------  ---------

    Depreciation and amortization expense was $6.1 million in 1997, $5.1 million in 1996 and $4.1 million in 1995. Net rental payments on operating leases included in net occupancy of premises in the Consolidated Statement of Income were $7.1 million in 1997, $6.4 million in 1996, and $5.4 million in 1995.

    The future net minimum rental commitments were as follows at December 31, 1997:

                                                                                                NET MINIMUM RENTAL
DOLLARS IN THOUSANDS                                                                               COMMITMENTS
----------------------------------------------------------------------------------------------  ------------------
1998..........................................................................................      $   12,264
1999..........................................................................................          11,832
2000..........................................................................................          10,021
2001..........................................................................................           8,206
2002..........................................................................................           7,260
Thereafter....................................................................................          18,966
                                                                                                       -------
  Total.......................................................................................      $   68,549
                                                                                                       -------
                                                                                                       -------

    A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. The Bank paid $1.1 million, $1.1 million and $.9 million during 1997, 1996 and 1995, respectively, for rent and operating expense pass throughs to a real estate partnership in which the Bank owns a 32% interest, and Mr. Bram Goldsmith, Chairman, indirectly owns a 14% interest.

    The rental commitment amounts in the table above reflects the contractual obligations of the Company under all leases including those assumed from the Acquired Banks. Lease obligations assumed from the Acquired Banks have been adjusted to current market values through purchase accounting adjustments. The allowance thus created will be accreted over the terms of the leases and reduce the total expense recognized by the Company in its operating expenses. At December 31, 1997, the Company is contractually entitled to receive minimum future rentals of $8.5 million under noncancellable sub-leases.

NOTE 7. INCOME TAXES

    Income tax (benefit) in the Consolidated Statement of Income includes the following amounts:

DOLLARS IN THOUSANDS                                                                CURRENT   DEFERRED     TOTAL
---------------------------------------------------------------------------------  ---------  ---------  ---------
1997
    Federal......................................................................  $  30,684  $   2,988  $  33,672
    State........................................................................     10,224      1,300     11,524
                                                                                   ---------  ---------  ---------
        Total....................................................................  $  40,908  $   4,288  $  45,196
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
1996
    Federal......................................................................  $  31,399  $  (3,639) $  27,760
    State........................................................................     10,168     (5,357)     4,811
                                                                                   ---------  ---------  ---------
        Total....................................................................  $  41,567  $  (8,996) $  32,571
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
1995
    Federal......................................................................  $  31,829  $  (9,020) $  22,809
    State........................................................................      7,442       (290)     7,152
                                                                                   ---------  ---------  ---------
        Total....................................................................  $  39,271  $  (9,310) $  29,961
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.

NET DEFERRED TAX ASSETS

DOLLARS IN THOUSANDS                                                                           1997        1996
-------------------------------------------------------------------------------------------  ---------  ----------
Deferred tax assets:
        Allowance for credit losses........................................................  $  47,282  $   45,518
        Net operating loss carryforwards...................................................     17,064      18,775
        Accrued expenses...................................................................      3,189       2,897
        State income taxes.................................................................     13,851      15,277
        Unrealized losses on available for sale securities.................................         --       1,568
        Purchase accounting fair value adjustment..........................................      5,397       4,254
        Other..............................................................................      1,934       1,085
                                                                                             ---------  ----------
            Total gross deferred tax assets................................................     88,717      89,374
        Valuation allowance................................................................     (8,248)    (11,557)
                                                                                             ---------  ----------
                                                                                                80,469      77,817
                                                                                             ---------  ----------

Deferred tax liabilities:
        Leveraged leases...................................................................      4,461       5,014
        Core deposit and other intangibles.................................................      8,232       3,577
        Installment sales..................................................................      1,264       1,614
        Unrealized gains on available for sale securities..................................      3,929          --
        Deferred loan origination costs....................................................      1,348         936
        Loan fees..........................................................................      1,117         830
        Other..............................................................................      1,303         555
                                                                                             ---------  ----------
            Total gross deferred tax liabilities...........................................     21,654      12,526
                                                                                             ---------  ----------
Net deferred tax assets....................................................................  $  58,815  $   65,291
                                                                                             ---------  ----------
                                                                                             ---------  ----------

    Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

                                                                                          % OF PRETAX INCOME (LOSS)
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Statutory rate (benefit).............................................................       35.0%      35.0%      35.0%
Net state income tax (benefit).......................................................        6.0        6.4        6.6
Tax exempt income....................................................................       (4.4)      (3.6)      (1.5)
Tax credits..........................................................................       (0.8)      (1.1)      (1.0)
Reduction in valuation allowances....................................................         --       (4.3)      (0.7)
Amortization of goodwill.............................................................        0.5         --         --
All other--net.......................................................................       (0.2)       0.5       (0.4)
                                                                                       ---------  ---------  ---------
Effective tax provision..............................................................       36.1%      32.9%      38.0%
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The tax benefit of deductible temporary differences and net operating loss carry forwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carry forwards to be "more likely than not." The realization of tax benefits of deductible temporary differences and carry forwards depends on whether the Company has sufficient taxable income within the carry back and carry forward period permitted by the tax law to allow for utilization of the deductible amounts. As of any period end, the amount of deferred tax asset that is considered realizable could be reduced if estimates of future taxable income are reduced.

    As of January 1, 1996, the Company had a $19.8 million valuation allowance principally related to net California deductible temporary differences of $76.0 million. California law does not permit carry backs and requires a 50% reduction of tax losses that are carried forward. In 1996, the Company reduced the valuation allowance by $6.0 million as part of the Company's periodic reevaluation of deferred tax assets which it believes are more likely than not to be realized in future tax returns. The Company considered, among other factors, the record net income reported in 1997 in its evaluation of those deferred tax assets that it believes to be more likely than not to be realized.

    At December 31, 1997, the Company's valuation allowance totaled $8.2 million, of which $5.4 million resulted from the net operating loss carry forwards of First LA. First LA's federal net operating loss carry forwards total $48.7 million, of which $23.5 million will expire in 2009 and $25.2 million will expire in 2010. First LA's California net operating loss carry forwards total $27.8 million, of which $6.5 million will expire in 1998, $10.1 million will expire in 1999 and $11.2 million will expire in 2000. Future reversals, if any, of the $5.4 million valuation allowances resulting from the acquisition of First LA will reduce core deposit intangibles since there was no goodwill resulting from the acquisition of First LA.

NOTE 8. RETIREMENT PLAN

    The Company has a profit sharing retirement plan with an IRS Section 401 (K) feature covering all employees with at least one year of continuous service. Contributions are made on an annual basis into a trust fund and are allocated to the participants based on their salaries and length of service. The profit sharing contribution requirement is based on a percentage of annual operating income. For 1997, 1996 and 1995, the Company recorded total contributions expense of $6.7 million, $5.6 million and $4.1 million, respectively.

    Employees may contribute up to 15% of their pretax salary, but not more than the maximum allowed under IRS regulations. In 1997, the Bank matched 50% of the first six percent of covered compensation. Through December 31, 1996, the Bank matched 10% of the first four percent of covered compensation contributed using forfeitures and cash. For 1997, 1996, and 1995 the Bank's matching contribution included in the total contribution above was $1,318,000, $40,000 and $63,000, respectively.

    The Company does not provide for any post retirement employee benefits beyond the profit sharing retirement plan.

NOTE 9. STOCK OPTION PLANS

    Under the 1995 Omnibus Plan (the Plan), 3,000,000 shares of the Company's common stock were reserved for grant of stock options. The Corporation's 1983 Stock Option Plan and 1985 Stock Option Plan have expired but options granted thereunder remain outstanding. Grants to employees will be at prices at least equal to the market price of the Company's stock on the effective date of the grant. In each succeeding year following the date of grant, 25% of the options become exercisable. After ten years from grant, all unexercised options will expire.

    The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $9.09, $4.51 and $4.39 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997--expected dividend yield of 2.00%, volatility of 33.8%, risk-free interest rate of 6.49% and an expected life of 7.5 years; 1996--expected dividend yield of 1.64%, volatility of 35.0%, risk-free interest rate of 6.01%, and an expected life of 7.5 years; 1995--expected dividend yield of 1.87%, volatility of 35.0%, risk-free interest rate of 6.86%, and an expected life of 7.5 years.

    The Company applies APB Opinion No. 25 in accounting for the Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Net income, as reported..........................................................  $  80,133  $  66,563  $  48,792
Pro forma net income.............................................................     77,840     65,140     47,824
Net income per share, basic, as reported.........................................  $    1.74  $    1.52  $    1.08
Proforma net income per share, basic.............................................       1.69       1.48       1.06
Net income per share, diluted, as reported.......................................       1.68       1.47       1.06
Proforma net income per share, diluted...........................................       1.63       1.44       1.04

    Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of generally four years and compensation cost for options granted prior to January 1, 1995 is not considered.

    The Corporation, on October 16, 1995 (in connection with an employment agreement), granted to Mr. Russell Goldsmith, Chief Executive Officer, a nonstatutory stock option for 350,000 shares of the Company's common stock at the market price at the date of the grant, $13.38. The options are exercisable one-third upon grant, one-third at the end of the first year of such employment contract, and the final one-third at the end of the second year of the employment contract and were all exercisable at December 31, 1997. These options are included in the following tables.

    The following is a summary of the transactions under the stock option plans described above:

STOCK OPTION PLANS:

                                                1997                          1996                          1995
                                    ----------------------------  ----------------------------  ----------------------------
                                                     WEIGHTED                      WEIGHTED                      WEIGHTED
                                      NUMBER OF       AVERAGE       NUMBER OF       AVERAGE       NUMBER OF       AVERAGE
       SHARES IN THOUSANDS             SHARES      OPTION PRICE      SHARES      OPTION PRICE      SHARES      OPTION PRICE
----------------------------------  -------------  -------------  -------------  -------------  -------------  -------------
Options outstanding, January 1....        3,687      $   12.06          4,120      $   11.76          4,251      $   11.56
Granted...........................          751          24.48            603          13.65          1,056          12.47
Converted for acquisitions........          176           8.99         --             --             --             --
Exercised.........................         (858)         13.05           (749)         10.48           (361)          8.68
Canceled or expired...............          (67)         14.79           (287)         16.14           (826)         16.33
                                          -----         ------          -----         ------          -----         ------
Options outstanding, December
  31..............................        3,689      $   14.57          3,687      $   12.06          4,120      $   11.76
                                          -----         ------          -----         ------          -----         ------
                                          -----         ------          -----         ------          -----         ------
Exercisable.......................        2,283                         2,424                         2,696
                                          -----                         -----                         -----
                                          -----                         -----                         -----

    During 1997 the Company issued 460,000 treasury shares for exercises of stock options.

    The information concerning currently outstanding and exercisable options at December 31, 1997 are as follows:

                                                                 OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                                     -------------------------------------------  --------------------------
                                                                      WEIGHTED       WEIGHTED                     WEIGHTED
                                                                       AVERAGE        AVERAGE                      AVERAGE
                                                        NUMBER        REMAINING     OUTSTANDING      NUMBER       EXERCISE
                SHARES IN THOUSANDS                   OUTSTANDING    LIFE (YRS)        PRICE       EXERCISABLE      PRICE
---------------------------------------------------  -------------  -------------  -------------  -------------  -----------
Options issued at prices less than $11.00 per
  share............................................        1,055           5.82      $    7.43          1,045     $    7.44
Options issued at prices between $11.00 and $12.99
  per share........................................          697           6.20          11.53            435         11.59
Options issued at prices between $13.00 and $19.99
  per share........................................        1,052           7.03          14.35            652         14.71
Options issued at prices between $20.00 and
  $32.00...........................................          885           7.98          24.13            151         21.79
                                                           -----                                        -----
                                                           3,689                                        2,283
                                                           -----                                        -----
                                                           -----                                        -----

    At December 31, 1997, nonstatutory and incentive stock options covering 615,557 and 1,667,032 shares, respectively, of the Company's common stock were exercisable under the plans. At December 31, 1997, 1,477,480 shares were available for future grants.

    In addition to the above, the Corporation's 1995 Omnibus Plan provides for the automatic annual grant, on the date of the Annual Meeting of Stockholders, of a discounted stock option (which is not Incentive Stock Option) to each non-employee director, including members of the Compensation and Directors Nominating Committee to purchase 500 shares of the Corporation's Common Stock ("Director Stock Options"). The exercise price of Director Stock Options is $1.00 per share, payable in cash or cash equivalents, by surrender of the Corporation's Common Stock held by the director for at least a year before exercise, or any combination of the two. Director Stock Options vest 6 months after the date of issuance or upon the termination of the holder's directorship (other than for cause), whichever is earlier, and expire 10 years after the date of grant. Such options fully vest six months after grant. During 1997 and 1996, options to purchase 4,000 and 1,904 shares respectively, were granted to directors of the Company.

NOTE 10. BORROWED FUNDS

    The following is a summary of borrowed funds of the Company excluding federal funds purchased and securities sold under agreements to repurchase.

                                                                                                  DECEMBER 31,
                                                                                              --------------------
DOLLARS IN THOUSANDS                                                                            1997       1996
--------------------------------------------------------------------------------------------  ---------  ---------
Other short-term borrowings:
        Term federal funds purchased........................................................  $  50,000  $      --
        Guaranteed investment contract......................................................      9,800         --
        Treasury, tax and loan note.........................................................     52,775     98,642
        Federal Home Loan Bank advances.....................................................    100,000     50,000
                                                                                              ---------  ---------
            Total...........................................................................  $ 212,575  $ 148,642
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Long-term debt:
        Guaranteed investment contract......................................................  $      --  $   9,800
        Federal Home Loan Bank advances.....................................................     50,000     25,000
                                                                                              ---------  ---------
            Total...........................................................................  $  50,000  $  34,800
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Short term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities of greater than one year. The maximum amount of other short-term borrowings at any month end was $267.9 million, $206.6 million and $160.0 million in 1997, 1996, and 1995, respectively.

    The maximum amount of securities sold under agreements to repurchase outstanding at any month end was $127.5 million, $141.3 million and $207.7 million, in 1997, 1996 and 1995, respectively. The average amount of securities sold under agreement to repurchase was $53.4 million, $95.2 million and $106.5 million during 1997, 1996 and 1995, respectively.

    The long term debt is comprised of $50.0 million of Federal Home Loan Bank
(FHLB) advances; $25.0 million maturing on November 18, 2002, but putable beginning on November 19, 1999 and any time thereafter, with a fixed interest rate of 5.58% and $25.0 million maturing on December 16, 2002 with a fixed interest rate of 5.99%.

    The Bank had $464.5 million and $455.0 million of unused borrowing capacity from the FHLB at December 31, 1997 and 1996, respectively.

    On January 12, 1998, the Bank issued $125.0 million of 6 3/8% Subordinated Notes, due in 2008, in a private offering. These Subordinated Notes qualify as Tier II capital.

NOTE 11. AVAILABILITY OF FUNDS FROM SUBSIDIARIES; RESTRICTIONS ON CASH BALANCES; CAPITAL

    The Company is authorized to issue 5,000,000 shares of Preferred Stock. The Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences and sinking fund terms.

    Historically, the majority of the funds for the payment of dividends by the Company have been obtained from the Bank. Under federal banking law, dividends declared by national banks in any calendar year may not, without the approval of the Office of the Comptroller of the Currency (OCC), exceed net profits (as defined), for that year combined with its retained net income for the preceding two calendar years. At December 31, 1997, the Bank could have declared dividends of $53.0 million without the approval of regulators.

    Federal banking law also prohibits the Corporation from borrowing from the Bank on less than a fully secured basis. At December 31, 1997 and 1996, the Corporation had borrowed from the Bank $45.0 million and $27.5 million, respectively, all of which was appropriately secured in compliance with regulatory requirements.

    Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Company. During 1997 and 1996, reserve balances averaged approximately $45.4 million and $68.7 million, respectively.

    The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank's assets, liabilities and certain off-balance-sheet items as calculated under the regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1997, the Company and the Bank meet all capital adequacy requirements to which it is subject.

    As of December 31, 1997, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Company's actual amounts and ratios are presented in the table:

                                                                                           FOR CAPITAL
                                                                  ACTUAL                ADEQUACY PURPOSES
                                                              --------------   ------------------------------------
                                                              AMOUNT  RATIO    AMOUNT             RATIO
                                                              ------  ------   ------          ------------
As of December 31, 1997:
  Total capital
    (to risk weighted assets)...............................  $500.0  12.27%   $326.0  GREATER THAN OR EQUAL TO 8.0%
  Tier 1 capital
    (to risk weighted assets)...............................   448.0  10.99%    163.0  GREATER THAN OR EQUAL TO 4.0%
  Tier 1 capital
    (to average assets).....................................   448.0   9.19%    195.0  GREATER THAN OR EQUAL TO 4.0%
As of December 31, 1996:
  Total capital
    (to risk weighted assets)...............................  $422.7  14.55%   $232.5  GREATER THAN OR EQUAL TO 8.0%
  Tier 1 capital
    (to risk weighted assets)...............................   385.3  13.26%    116.2  GREATER THAN OR EQUAL TO 4.0%
  Tier 1 capital
    (to average assets).....................................   385.3   9.75%    158.0  GREATER THAN OR EQUAL TO 4.0%

    The Bank's actual amounts and ratios are presented in the table:

                                                                                           FOR CAPITAL
                                                                  ACTUAL                ADEQUACY PURPOSES
                                                              --------------   ------------------------------------
                                                              AMOUNT  RATIO    AMOUNT             RATIO
                                                              ------  ------   ------          ------------
As of December 31, 1997:
  Total capital
    (to risk weighted assets)...............................  $432.9  10.78%   $321.4  GREATER THAN OR EQUAL TO 8.0%
  Tier 1 capital
    (to risk weighted assets)...............................   381.6   9.50%    160.5  GREATER THAN OR EQUAL TO 4.0%
  Tier 1 capital
    (to average assets).....................................   381.6   7.93%    192.4  GREATER THAN OR EQUAL TO 4.0%
As of December 31, 1996:
  Total capital
    (to risk weighted assets)...............................  $359.0  12.53%   $229.2  GREATER THAN OR EQUAL TO 8.0%
  Tier 1 capital
    (to risk weighted assets)...............................   322.0  11.24%    114.6  GREATER THAN OR EQUAL TO 4.0%
  Tier 1 capital
    (to average assets).....................................   322.0   8.22%    156.6  GREATER THAN OR EQUAL TO 4.0%

NOTE 12. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated statement of financial condition.

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

    The Company had outstanding loan commitments aggregating $1,947.8 million and $854.1 million in December 31, 1997 and 1996, respectively. In addition, the Company had $140.3 million and $81.5 million outstanding in bankers acceptances and letters of credit of which $115.5 million and $79.1 million relate to standby letters of credit at December 31, 1997 and 1996, respectively. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

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

    The Corporation or its subsidiaries are defendants in various pending lawsuits claiming substantial amounts. Based upon present knowledge, management and in-house counsel are of the opinion that the final outcome of such lawsuits will not have a material adverse effect on the Corporation.

NOTE 13. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  LOAN RECEIVABLES

    For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using dealer quotes, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded that the allowance for credit losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 1997 and 1996.

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

  COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND FINANCIAL
    GUARANTEES WRITTEN

    The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. The Company does not make fixed-rate loan commitments. The fair value of letters of guarantee and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date.

  DERIVATIVES

    The fair value of exchange traded derivatives is based on quoted market prices or dealer quotes. The fair value of non-exchange traded derivatives consists of net unrealized gains or losses, accrued interest receivable or payable and any premiums paid or received.

    The estimated fair values of financial instruments of the company are as follows:

                                                                    DECEMBER 31, 1997           DECEMBER 31, 1996
                                                                --------------------------  --------------------------
                                                                  CARRYING        FAIR        CARRYING        FAIR
DOLLARS IN MILLIONS                                                AMOUNT        VALUE         AMOUNT        VALUE
--------------------------------------------------------------  ------------  ------------  ------------  ------------
Financial Assets:
  Cash and due from banks.....................................  $   327.7     $   327.7     $   342.0     $   342.0
  Federal funds sold and securities purchased under resale
    agreements................................................      150.0         150.0         151.2         151.2
  Investment securities.......................................      225.9         227.5         195.2         194.7
  Securities available for sale...............................      607.2         607.2         615.9         615.9
  Trading account assets......................................       30.3          30.3          32.1          32.1
  Loans, net of allowance for credit losses...................    3,687.5       3,747.3       2,709.3       2,714.5
Financial Liabilities:
  Deposits....................................................    4,228.3       4,228.8       3,386.5       3,385.4
  Federal funds purchased and securities sold under resale
    agreements................................................      206.4         206.4         194.5         194.5
  Other short-term borrowings.................................      212.6         212.6         148.6         148.6
  Long-term debt..............................................       50.0          50.0          34.8          34.8
  Commitments to extend credit................................       (9.1)         (9.1)         (5.7)         (5.7)
  Derivative contracts........................................      425.0(1)        1.7(2)      325.0(1)       (0.4)(2)

---------

(1) Notional Amount

(2) Estimated net gains (losses) to settle derivative contracts as of respective period ends

NOTE 14. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEET

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
DOLLARS IN THOUSANDS                                                                           1997        1996
------------------------------------------------------------------------------------------  ----------  ----------

ASSETS
------------------------------------------------------------------------------------------
Cash......................................................................................  $    6,075  $   23,776
Securities available-for-sale.............................................................     104,108      67,533
Other assets..............................................................................         515       1,156
Investment in City National Bank..........................................................     440,380     336,632
Investment in nonbank subsidiary..........................................................       4,440      --
                                                                                            ----------  ----------
    Total assets..........................................................................  $  555,518  $  429,097
                                                                                            ----------  ----------
                                                                                            ----------  ----------

LIABILITIES
------------------------------------------------------------------------------------------
Notes payable to City National Bank.......................................................  $   45,000  $   27,500
Other liabilities.........................................................................       1,848         850
                                                                                            ----------  ----------
    Total liabilities.....................................................................      46,848      28,350
Shareholders' Equity......................................................................     508,670     400,747
                                                                                            ----------  ----------
    Total liabilities and shareholders' equity............................................  $  555,518  $  429,097
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                         CONDENSED STATEMENT OF INCOME

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
DOLLARS IN THOUSANDS                                                                 1997       1996       1995
---------------------------------------------------------------------------------  ---------  ---------  ---------
Income
    Dividends from Bank..........................................................  $  46,792  $  63,891  $  24,066
    Interest and dividend income.................................................      6,318      4,313      2,081
    Gain on sale of securities...................................................       (339)       407        972
                                                                                   ---------  ---------  ---------
        Total income.............................................................     52,771     68,611     27,119
                                                                                   ---------  ---------  ---------
Interest on notes payable to Bank................................................      2,555      1,720        803
Other expenses...................................................................        411        463        341
                                                                                   ---------  ---------  ---------
        Total expenses...........................................................      2,966      2,183      1,144
                                                                                   ---------  ---------  ---------
Income before taxes and equity in undistributed income of Bank...................     49,805     66,428     25,975
Income taxes (benefit)...........................................................       (462)        22        112
                                                                                   ---------  ---------  ---------
Income before equity in undistributed income of Bank.............................     50,267     66,406     25,863
Equity in undistributed income of Bank...........................................     29,866        157     22,929
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $  80,133  $  66,563  $  48,792
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
DOLLARS IN THOUSANDS
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..................................................................  $   80,133  $   66,563  $   48,792
    Adjustments to net income:
      Equity in undistributed income of Bank..................................     (29,866)       (157)    (22,929)
      Other, net..............................................................       1,009        (363)       (115)
                                                                                ----------  ----------  ----------
        Net cash provided by operating activities.............................      51,276      66,043      25,748
                                                                                ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net decrease (increase) in short-term investments.........................          --       9,400      (8,925)
    Maturities of investment securities.......................................          --          --         500
    Maturities of securities available for sale...............................      22,423       2,000       1,500
    Purchase of securities available-for-sale.................................     (61,560)    (39,096)    (21,188)
    Sales of securities available for sale....................................       5,813       4,731       2,380
    Other, net................................................................          --        (172)       (750)
                                                                                ----------  ----------  ----------
        Net cash used in investing activities.................................     (33,324)    (23,137)    (26,483)
                                                                                ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Investment in subsidiaries................................................     (24,582)         --          --
    Cash dividends paid.......................................................     (20,310)    (15,815)    (11,755)
    Borrowings from City National Bank........................................      17,500       7,800      19,700
    Net issuance of treasury shares...........................................     (22,503)    (22,384)     (9,899)
    Stock options exercised...................................................      11,365       7,847       3,131
    Other, net................................................................       2,877       1,773       1,003
                                                                                ----------  ----------  ----------
        Net cash provided by (used in) financing activities...................     (35,653)    (20,779)      2,180
                                                                                ----------  ----------  ----------
Net increase in cash and cash equivalents.....................................     (17,701)     22,127       1,445
Cash and cash equivalents at beginning of year................................      23,776       1,649         204
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $    6,075  $   23,776  $    1,649
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

NOTE 15. DERIVATIVE FINANCIAL INSTRUMENTS

    The following table presents the notional amount and fair value of interest-rate risk-management instruments at December 31, 1997 and 1996:

                                                                                          1997                      1996
                                                                                ------------------------  ------------------------
                                                                                 NOTIONAL       FAIR       NOTIONAL       FAIR
DOLLARS IN MILLIONS                                                               AMOUNT        VALUE       AMOUNT        VALUE
------------------------------------------------------------------------------  -----------     -----     -----------     -----
Receive-fixed/pay variable....................................................   $   425.0    $     1.7    $   325.0    $     (.4)

    Interest-rate swap agreements involve the exchange of fixed- and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest-rate risk-management instruments had an exposure to credit risk of $1.8 million and $.4 million at December 31, 1997 and 1996, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at year end. The Company's swaps agreements require the deposit of collateral to mitigate the amount of credit risk if certain thresholds are exceeded. No amounts were required to be deposited by the Company or its counterparties as of December 31, 1997.

    The periodic net settlement of interest-rate risk-management instruments is recorded as an adjustment to net interest income. These interest-rate risk-management instruments generated $.8 million and $.3 million in net interest income in 1997 and 1996, respectively, and had no effect on net interest income in 1995.