Form 10-Q
period 1998-03-31
CITY NATIONAL CORP
filed 1998-05-14
CIK 201461

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter ended March 31, 1998 Commission File Number 1-10521


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

                              City National Center
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


                YES              X        NO
                          ----------------         -----------------


   Number of shares of common stock outstanding at April 30, 1998: 46,742,882

PART 1 - FINANCIAL INFORMATON
ITEM 1. FINANCIAL STATEMENTS
                           CITY NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                                March 31,      December 31,     March 31,
Dollars in thousands, except share amounts                                        1998            1997            1997
------------------------------------------                                     -----------     -----------     -----------
Assets
  Cash and due from banks .................................................    $   374,309     $   327,398     $   268,911
  Interest-bearing deposits in other banks ................................            275             301           1,160
  Federal funds sold ......................................................        280,000         150,000          60,000
  Investment securities (fair value $220,785; $227,465 and $212,117 at
    March 31, 1998, December 31, 1997 and March 31, 1997, respectively) ...        219,395         225,934         214,820
  Securities available-for-sale (cost $595,603; $597,910 and $611,254 at
    March 31, 1998, December 31, 1997 and March 31, 1997, respectively) ...        606,313         607,188         602,631
  Trading account securities ..............................................         29,484          30,279          39,639
  Loans ...................................................................      4,052,046       3,825,224       3,302,001
  Less allowance for credit losses ........................................        137,043         137,761         137,614
                                                                               -----------     -----------     -----------
    Net loans .............................................................      3,915,003       3,687,463       3,164,387

  Premises and equipment, net .............................................         44,839          43,402          32,798
  Customers' acceptance liability .........................................          2,110           1,553           1,988
  Other real estate .......................................................          2,900           2,126          18,958
  Deferred tax asset ......................................................         54,109          58,815          51,834
  Goodwill and core deposit intangibles ...................................         73,012          54,921          63,207
  Bank owned life insurance ...............................................         40,457            --              --
  Other assets ............................................................         59,916          62,652          63,312
                                                                               -----------     -----------     -----------
    Total assets ..........................................................    $ 5,702,122     $ 5,252,032     $ 4,583,645
                                                                               -----------     -----------     -----------
                                                                               -----------     -----------     -----------
Liabilities
  Demand deposits .........................................................    $ 1,999,820     $ 2,027,014     $ 1,547,850
  Interest checking deposits ..............................................        384,642         439,071         375,186
  Money market deposits ...................................................        851,413         773,291         813,155
  Savings deposits ........................................................        167,592         171,100         174,072
  Time deposits-under $100,000 ............................................        210,971         204,744         240,054
  Time deposits-$100,000 and over .........................................        755,645         613,128         489,680
                                                                               -----------     -----------     -----------
    Total deposits ........................................................      4,370,083       4,228,348       3,639,997
  Federal funds purchased and securities sold under repurchase agreements .        374,275         206,427         130,131
  Other short-term borrowings .............................................        162,969         212,575         262,339
  Subordinated debt .......................................................        124,004            --              --
  Other long-term debt ....................................................         75,000          50,000          34,800
  Other liabilities .......................................................         55,642          44,459          49,115
  Acceptances outstanding .................................................          2,110           1,553           1,988
                                                                               -----------     -----------     -----------
    Total liabilities .....................................................      5,164,083       4,743,362       4,118,370
                                                                               -----------     -----------     -----------
Commitments and contingencies

Subsequent events

Shareholders' Equity
  Preferred Stock authorized - 5,000,000, none outstanding ................           --              --              --
  Common Stock-par value-$1.00; authorized - 75,000,000
  Issued- 46,831,840; 46,700,891 and 46,694,668 shares at March 31, 1998,
    December 31, 1997 and March 31, 1997, respectively) ...................         46,832          46,701          46,695
  Additional paid-in capital ..............................................        296,067         297,654         300,102
  Other comprehensive income (loss) .......................................          6,143           5,349          (4,973)
  Retained earnings .......................................................        189,000         173,089         126,163
  Treasury shares, at cost - 1,305; 563,928 and 135,475 shares at March 31,
    1998, December 31, 1997 and March 31, 1997, respectively) .............             (3)        (14,123)         (2,712)
                                                                               -----------     -----------     -----------
    Total shareholders' equity ............................................        538,039         508,670         465,275
                                                                               -----------     -----------     -----------
    Total liabilities and shareholders' equity ............................    $ 5,702,122     $ 5,252,032     $ 4,583,645
                                                                               -----------     -----------     -----------
                                                                               -----------     -----------     -----------

   See accompanying Notes to the Unaudited Consolidated Financial Statements

                           CITY NATIONAL CORPORATION
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                      For the quarter ended March 31,
                                                      -------------------------------
In thousands, except per share amounts                       1998        1997
--------------------------------------                     --------    --------
Interest Income
  Loans ...............................................    $ 90,074    $ 70,011
  Federal funds sold and securities purchased under
    resale agreements .................................         510         312
  Investment securities ...............................       3,085       3,028
  Securities available-for-sale .......................       9,181       9,517
  Trading account .....................................         598         439
                                                           --------    --------
    Total .............................................     103,448      83,307
                                                           --------    --------
Interest Expense
  Deposits ............................................      20,832      16,494
  Federal funds purchased and securities sold under
    repurchase agreements .............................       4,892       5,361
  Other short-term borrowings .........................       1,999       1,171
  Subordinated debt ...................................       1,749        --
  Other long-term debt ................................       1,152         509
                                                           --------    --------
    Total .............................................      30,624      23,535
                                                           --------    --------
  Net interest income .................................      72,824      59,772
Provision for credit losses ...........................        --          --
                                                           --------    --------
  Net interest income after provision for credit losses      72,824      59,772
                                                           --------    --------
Noninterest Income
  Service charges on deposit accounts .................       5,032       3,304
  Investment services .................................       3,691       3,051
  Trust fees ..........................................       2,242       2,016
  International services ..............................       1,686       1,526
  Bank owned life insurance ...........................         457        --
  Gain on sale of assets ..............................          13       1,039
  Gain (loss) on sale of securities ...................         974        (277)
  Other ...............................................       2,270       1,966
                                                           --------    --------
    Total noninterest income ..........................      16,365      12,625
                                                           --------    --------
Noninterest Expense
  Salaries and other employee benefits ................      29,742      23,496
  Professional ........................................       7,315       4,582
  Net occupancy of premises ...........................       2,464       2,362
  Data processing .....................................       1,203       2,152
  Promotion ...........................................       2,437       1,722
  Depreciation ........................................       2,030       1,357
  Office services .....................................       2,111       1,556
  Equipment ...........................................         508         581
  Amortization of goodwill and core deposit intangibles       1,869       1,381
  Other operating .....................................       4,642       4,358
  Other real estate ...................................          45         378
                                                           --------    --------
    Total noninterest expense .........................      54,366      43,925
                                                           --------    --------
  Income before income taxes ..........................      34,823      28,472
  Income taxes ........................................      12,354      10,469
                                                           --------    --------
  Net income ..........................................      22,469      18,003
                                                           --------    --------
  Other comprehensive income
    Unrealized net gains (losses) on securities
      available-for-sale ..............................       1,432      (4,096)
    Income taxes (benefit) ............................         638      (1,272)
                                                           --------    --------
  Other comprehensive income (loss) ...................         794      (2,824)
                                                           --------    --------
  Comprehensive income ................................    $ 23,263    $ 15,179
                                                           --------    --------
                                                           --------    --------
  Net income per share, basic .........................    $   0.48    $   0.39
                                                           --------    --------
                                                           --------    --------
  Net income per share, diluted .......................    $   0.46    $   0.38
                                                           --------    --------
                                                           --------    --------
  Shares used to compute income per share, basic ......      46,677      45,936
                                                           --------    --------
                                                           --------    --------
  Shares used to compute income per share, diluted ....      48,841      47,608
                                                           --------    --------
                                                           --------    --------
  Dividends per share .................................    $   0.14    $   0.11
                                                           --------    --------
                                                           --------    --------

   See accompanying Notes to the Unaudited Consolidated Financial Statements

                            CITY NATIONAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    For the three months ended
                                                                           March 31,
                                                                    -------------------------
Dollars in thousands                                                   1998          1997
--------------------                                                 ---------     ---------
Cash Flows From Operating Activities
Net income ......................................................    $  22,469     $  18,003
Adjustments to net income:
  Gain on sales of ORE ..........................................           58           115
  Depreciation ..................................................        2,030         1,357
  Amortization of goodwill and core deposit intangibles .........        1,869         1,381
  Net (increase) decrease in trading securities .................          795        (7,510)
  Deferred income tax expense (benefit) .........................       (6,177)       13,457
  Net increase in other liabilities .............................       10,165         3,181
  Other, net ....................................................       14,344       (15,830)
                                                                     ---------     ---------
    Net cash provided by operating activites ....................       45,553        14,154
                                                                     ---------     ---------
Cash Flows From Investing Activities
Net decrease in short-term investments ..........................           26         9,818
Purchase of securities available-for-sale .......................      (88,993)     (134,694)
Sales of securities available-for-sale ..........................       80,341       186,565
Maturities of securities available-for-sale .....................       21,017        11,781
Maturities of investment securities .............................        9,429         2,988
Purchase of investment securities ...............................       (2,528)      (21,851)
Purchase of residential mortgage loans ..........................      (32,396)      (74,681)
Sale of residential mortgage loans ..............................         --          47,513
(Loan originations) and principal collections, net ..............      (51,442)      (83,751)
Proceeds from sales of ORE ......................................          647         5,411
Purchase of premises and equipment ..............................       (1,143)       (2,305)
Net cash from acquisitions ......................................       43,622        42,876
Bank owned life insurance premium paid ..........................      (40,000)         --
Gain (loss) on sale of securities ...............................          974          (277)
Other, net ......................................................          171        (6,151)
                                                                     ---------     ---------
    Net cash used by investing activities .......................      (60,275)      (16,758)
                                                                     ---------     ---------
Cash Flows From Financing Activities
Net increase in federal funds purchased and securities sold under
  repurchase agreements .........................................       17,848        80,582
Net decrease in deposits ........................................      (63,865)     (197,705)
Net increase (decrease)  in short-term borrowings ...............      100,394       (31,303)
Net increase from issuance of other long-term debt ..............       25,000          --
Net proceeds of subordinated debt ...............................      124,004          --
Proceeds from excercise of stock options ........................        6,034         5,312
Stock repurchases ...............................................      (13,025)       (1,072)
Cash dividends paid .............................................       (6,558)       (5,106)
Other, net ......................................................        1,801        (1,439)
                                                                     ---------     ---------
    Net cash provided by financing activities ...................      191,633      (150,731)
                                                                     ---------     ---------
Net increase (decrease) in cash and cash equivalents ............      176,911      (153,335)
Cash and cash equivalents at beginning of year ..................      477,398       482,246
                                                                     ---------     ---------
Cash and cash equivalents at end of period ......................    $ 654,309     $ 328,911
                                                                     ---------     ---------
                                                                     ---------     ---------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest ....................................................    $  28,686     $  21,878
    Income taxes ................................................         --               2

  Non-cash investing activities:
    Transfer from loans to foreclosed assets ....................        1,436         9,652


    See accompanying Notes to the Unaudited Consolidated Financial Statements

                           CITY NATIONAL CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                      For the three months ended
                                                               March 31,
                                                       --------------------------
Dollars in thousands                                       1998          1997
--------------------                                    ---------     ---------
Common Stock
  Balance, beginning of period .....................    $  46,701     $  46,303
  Stock issued for acquisitions ....................          131          --
  Stock options exercised ..........................         --             392
                                                        ---------     ---------
  Balance, end of period ...........................       46,832        46,695
                                                        ---------     ---------
Additional paid-in capital
  Balance, beginning of period .....................      297,654       275,610
  Stock options exercised ..........................         --           4,920
  Tax benefit from stock options ...................        1,801         1,385
  Excess of cost of treasury shares reissued
    over stock option excercise amounts ............      (10,295)         --
  Excess of market value of shares issued
    for acquisitions over historical cost ..........        6,907        18,187
                                                        ---------     ---------
  Balance, end of period ...........................      296,067       300,102
                                                        ---------     ---------

Treasury shares
  Balance, beginning of period .....................      (14,123)      (32,283)
  Purchase of shares ...............................      (13,026)       (1,072)
  Issuance of shares for acquisitions ..............       10,817        30,643
  Issuance of shares for stock options .............       16,329          --
                                                        ---------     ---------
  Balance, end of period ...........................           (3)       (2,712)
                                                        ---------     ---------
Other comprehensive income (loss)
  Balance, beginning of period .....................        5,349        (2,149)
  Unrealized net gains (losses) on securities
    available-for-sale net of income taxes (benefit)          794        (2,824)
                                                        ---------     ---------
  Balance, end of period ...........................        6,143        (4,973)
                                                        ---------     ---------
Retained earnings
  Balance, beginning of period .....................      173,089       113,266
  Net income .......................................       22,469        18,003
  Dividends paid ...................................       (6,558)       (5,106)
                                                        ---------     ---------
  Balance, end of period ...........................      189,000       126,163
                                                        ---------     ---------
Total shareholders' equity .........................    $ 538,039     $ 465,275
                                                        ---------     ---------
                                                        ---------     ---------

   See accompanying Notes to the Unaudited Consolidated Financial Statements

                            CITY NATIONAL CORPORATION
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The results of operations reflect the interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This Statement standardizes the disclosure requirements for defined benefit plans and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. At this time the Company has determined that this Statement will have no significant impact, since it has no defined benefit plans.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal year beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated. Management is in the process of determining the impact, if any, this statement will have on the Company.

3. Securities held-for-investment are classified as investment securities. Because the Company has the ability and management has the intent to hold investment securities until maturity, investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, Trading account securities are stated at market value. Investments not classified as trading securities nor as investment securities are classified as securities available-for-sale and recorded at fair value. Unrealized holding gains or losses for securities available-for-sale are excluded from net income and are reported as comprehensive income included as a separate component of shareholders' equity net of taxes.

4. On January 9, 1998, the Company completed its acquisition of Harbor Bancorp (HB), a one-bank holding company with six branches, one of which was subsequently closed. The total purchase price was approximately $34.5 million. The Company issued approximately 540,000 shares, primarily from treasury, with an aggregate market value of $17.9 million and paid the remainder in cash. This acquisition was accounted for under the purchase method of accounting and resulted in the recording of goodwill and intangibles of approximately $24.0 million. The results of HB's operations are included in those reported by the Company beginning on January 10, 1998.

      On February 27, 1998, the Company sold its Wilmington branch which had been acquired as part of the acquisition of Ventura County National Bancorp to Banco Popular, N.A. (California). With the sale the purchaser received approximately $40 million of deposits.

      The Bank has received regulatory approval from the Office of the Comptroller of the Currency to close on May 15, 1998 its Magnolia branch which was acquired in the Company's acquisition of Riverside National Bank.

5. On January 12, 1998, the Company issued $125 million of 6 3/8% Subordinated Notes Due 2008. The net proceeds from the sale are being used for general corporate purposes in the ordinary course of its banking business.

6. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and overnight federal funds sold.

7. Certain prior periods' data have been reclassified to conform with current period presentation.

8. On April 29, 1998, the Company reported it had completed its share repurchase program announced in March 1997 of 1.5 million shares of its common stock at a total cost of $42.7 million, or an average price of $28.46 per share. A new share repurchase program of up to 1.0 million shares of the Company's common stock from time to time in open market transactions was also announced at the same time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

City National Corporation (the Corporation) is the holding Company for City National Bank (the Bank). Because the Bank comprises substantially all of the business of the Corporation, references to the "Company" in this Item 2 reflect the consolidated activities of the Corporation and the Bank.

RESULTS OF OPERATIONS

Overview

The Company recorded consolidated net income of $22.5 million, or $.46 per diluted common share, in the first quarter of 1998, compared to $18.0 million, or $.38 per diluted common share, in the first quarter of 1997. Increased net income was primarily due to $13.1 million higher net interest income, and $3.7 million higher noninterest income, partially offset by $10.4 million in higher noninterest expense.

Return on average assets for the first quarter of 1998 was 1.70% compared with 1.65% for the corresponding quarter of 1997. Return on average equity for the first quarter of 1998 increased to 17.19% from 16.25% in 1997 as a result of the increase in average equity resulting from the issuance of approximately 540,000 shares for the acquisition of Harbor Bancorp (HB) completed in January 1998.

Earnings before the amortization of goodwill and core deposit intangibles (net of applicable taxes) ("cash" earnings) for the quarter ended March 31, 1998 were $24.0 million or $0.49 per diluted common share, compared with $ 18.9 million, or $0.40 per diluted common share for the quarter ended March 31, 1997. On the same basis, the return on average assets was 1.84% and the return on average common equity was 20.87% in the first quarter of 1998 compared with 1.76% and 20.68%, respectively in the year ago quarter. "Cash" earnings are presented because they measure the Company's ability to support growth, pay dividends and repurchase stock. The Company's "cash" earnings per share and other ratios are not necessarily comparable to similarly titled measures reported by other companies.

Taxable equivalent net interest income was $75.6 million in the first quarter of 1998, up 22.4% from the year ago quarter. The increase resulted from the 21.7% increase in average interest earning assets between quarters and $1.5 million in higher interest recoveries on problem loans in the first quarter of 1998 compared to the first quarter of 1997. The net interest spread decreased to 4,67% from 4,68% and the net interest margin of 6.11% was the same as in the year ago quarter. Management expects modest growth in quarterly net interest income for the remainder of 1998 from first quarter 1998 levels, assuming, among other things, that interest rates will essentially remain constant but that loan balances will continue to grow. Actual results may vary if the assumptions prove to be incorrect. See "Cautionary Statement for Purposes of the 'Safe Harbor` Provisions of the Private Securities Litigation Reform Act of 1995", below.

Average loans increased $888.5 million (28.5%) between first quarters to $4,011.0 million at March 31, 1998. This increase reflected higher average commercial, real estate commercial mortgage and residential first mortgage loans outstanding, up $560.7 million (38.2%), $176.7 million (29.8%) and $104.5 million (11.6%), respectively. The increase in commercial loans resulted from the Bank's internal loan generation, the acquisition of HB in January 1998 and purchases of corporate syndicated loans. The increase in real estate mortgage loans was primarily from the acquisition of HB. The increase in residential first mortgage loans resulted from the Bank's internal loan generation. Average construction loans increased $44.1 million (40.4%) from the first quarter of 1997.

Total average investment and available-for-sale securities decreased by $23.7 million between first quarters due to strong loan demand, which has absorbed any excess liquidity. Total average deposits increased $678.3 million (20.0%) between first quarters due primarily to the acquisition of HB as well as increased deposit levels generated by the Bank's title and escrow department and existing branches.

The provision for credit losses was zero for the quarters ended March 31, 1998 and 1997. Loans charged off in the first quarter of 1998 were $7.8 million, compared to $3.7 million in the first quarter of 1997. Recoveries were $4.3 million in both quarters. The allowance for credit losses was 3.38% of total loans at March 31, 1998 compared to 4.17% at March 31, 1997 and 3.60% at December 31, 1997. The provision for credit losses is expected to remain at reduced levels for the remainder of 1998. This assumes that general economic conditions in Southern California will not deteriorate materially during the balance of 1998, and if this assumption proves to be inaccurate, an increased provision for credit losses may be required. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

Noninterest income excluding gains and losses on the sale of securities and assets totaled $16.4 million for the first quarter of 1998, up $3.7 million (29.6%) from a year earlier. Service charges on deposit accounts increased $1.7 million (52.3%) for the quarter ended March 31, 1998 compared to the year ago quarter due primarily to increases in service charge fee schedules effective during the fourth quarter of 1997 and the acquisition of HB. Investment services income increased $0.6 million (21.0%) for the quarter ended March 31, 1998 compared to the same period a year ago due to new customers and new investment products offered to customers. During the quarter, the company invested in bank owned life insurance that generated $0.5 million of income. Management expects modest growth in noninterest income for the remainder of 1998. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

Noninterest expense totaled $54.4 million in the first quarter of 1998, an increase of $10.4 million (23.8%) from the first quarter of 1997. Salaries and other employee benefits increased $6.2 million (26.6%) for the quarter ended March 31, 1998 from the first quarter of 1997 due primarily to the additional personnel added as a result of the acquisition of HB, from the hiring of additional personnel to pursue other opportunities, and because of moving to a more performance based compensation structure. The expense categories other than staff increased $4.2 million (20.5%) for the quarter ended March 31, 1998 from the comparable period in 1997. The increase in professional expenses resulted primarily from higher customer service expense due to increased volumes and higher consulting fees. Higher promotion expense resulted from the Company's increased advertising program. Amortization of goodwill and core deposit intangibles increased to $1.9 million in the first quarter of 1998 from $1.4 million in the first quarter of 1997 reflecting primarily the acquisition of HB. Lower data processing expense is attributable to savings from the conversion of core operating systems to a new data processing provider. Other increases are attributable primarily to the acquisition of HB. Noninterest expense levels for the remainder of 1998 are expected to be higher than in 1997 reflecting the growth of the Company and the acquisition of HB. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

During the first quarter, efforts continued to address Year 2000 matters. A detailed plan was completed. All information and environmental systems have been identified and inventoried. A business impact analysis and a risk assessment and renovation decision was made for each of the Bank's systems. In the first quarter, $0.2 million was spent on Year 2000 matters.

The Company's effective tax rate decreased to 35.5% in the first quarter of 1998 from 36.8% in the first quarter of 1997. The Company expects the effective tax rate for the remainder of 1998 to remain near 1998 first quarter levels. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

Net Interest Income Summary
The following table presents the components of net interest income on a fully taxable equivalent basis for the quarters ended March 31, 1998 and 1997.

                                                                               Net Interest Income Summary
                                                                 March 31, 1998                           March 31, 1997
                                                   ---------------------------------------    -------------------------------------
                                                                     Interest      Average                   Interest       Average
                                                    Average          income/      interest    Average        income/       interest
Dollars in thousands                                Balance          expense        rate      Balance        expense         rate
                                                   ---------------------------------------    -------------------------------------
Assets
  Earning assets (1)
    Loans:
      Commercial ............................    $ 2,029,445     $    47,816         9.56% $ 1,468,793     $    34,115        9.14%
      Residential first mortgages ...........      1,007,686          19,317         7.77      903,224          17,728        7.96
      Real estate - construction ............        153,352           4,123        10.90      109,243           3,089       11.47
      Real estate - commercial mortgage .....        770,175          18,471         9.73      593,469          14,577        9.96
      Installment ...........................         50,330           1,434        11.56       47,725           1,164        9.89
                                                   ---------          ------                 ---------          ------
      Total loans (2) .......................      4,010,988          91,161         9.22    3,122,454          70,673        9.18

    Due from banks-interest bearing .........            425               7         6.68        7,730              96        5.04
    State and municipal investment securities        106,799           1,872         7.11       98,714           1,724        7.08
    Taxable investment securities ...........        116,686           1,876         6.52      112,684           1,825        6.57
    Securities available for sale ...........        590,688          10,118         6.95      626,430          10,218        6.62
    Federal funds sold and securities
      purchased under resale agreements .....         39,370             510         5.25       25,081             312        5.04
    Trading account securities ..............         43,373             666         6.23       39,775             437        4.46
                                                   ---------          ------                 ---------          ------
      Total earning assets ..................      4,908,329         106,210         8.78    4,032,868          85,285        8.47
                                                                      ------                                    ------
    Allowance for credit losses .............       (140,789)                                 (136,644)
    Cash and due from banks .................        312,983                                   318,480
    Other nonearning assets .................        270,086                                   210,385
                                                   ---------                                 ---------
      Total assets ..........................    $ 5,350,609                               $ 4,425,089
                                                   ---------                                 ---------
                                                   ---------                                 ---------
Liabilities and Shareholders' Equity
  Interest-bearing deposits:
    Interest checking accounts ..............    $   386,152             949         1.00  $   367,322             908        1.00
    Money market accounts ...................        832,527           6,164         3.00      776,539           5,755        3.01
    Savings deposits ........................        176,323           1,511         3.48      167,001           1,367        3.32
    Time deposits - under $100,000 ..........        230,187           2,789         4.91      218,718           2,738        5.08
    Time deposits - $100,000 and over .......        708,469           9,419         5.39      449,025           5,726        5.17
                                                   ---------          ------        -----    ---------          ------
      Total interest - bearing deposits .....      2,333,658          20,832         3.62    1,978,605          16,494        3.38
                                                                                    -----
    Federal funds purchased and securities
      sold under repurchase agreements ......        363,954           4,892         5.45      233,214           2,922        5.08
    Other borrowings ........................        327,799           4,900         6.06      305,508           4,119        5.47
                                                   ---------          ------                 ---------          ------
      Total interest - bearing liabilities ..      3,025,411          30,624         4.11    2,517,327          23,535        3.79
                                                                      ------                                    ------
  Noninterest - bearing deposits ............      1,732,799                                 1,409,595
  Other liabilities .........................         62,305                                   48,754
  Shareholders' equity ......................        530,094                                  449,413
                                                   ---------                                 ---------
      Total liabilities and shareholders'
                equity ......................    $ 5,350,609                               $ 4,425,089
                                                   ---------                                 ---------
                                                   ---------                                 ---------
Net interest spread .........................                                        4.67%                                    4.68%
                                                                                    -----                                     ----
                                                                                    -----                                     ----
Fully taxable equivalent net interest income                     $    75,586                               $    61,750
                                                                    --------                                  --------
                                                                    --------                                  --------
Net interest margin .........................                                        6.11%                                    6.11%
                                                                                    -----                                     ----
                                                                                    -----                                     ----

(1) Includes average nonaccrual loans of $35,621 and $42,723 for 1998 and 1997, respectively.

(2) Loan income includes loan fees of $2,519 and $1,762 for 1998 and 1997, respectively.

The following table sets forth the change in net interest income on a fully taxable equivalent basis broken down by volume and rates. The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                  Changes In Net Interest Income

                                      Quarter Ended March 31,              Quarter Ended March 31,
                                          1998 vs 1997                          1997 vs 1996
                              ---------------------------------     -----------------------------------
                                    Increase                              Increase
                                   (decrease)                            (decrease)
                                     due to              Net               due to               Net
                             ---------------------     increase     ---------------------     increase
Dollars in thousands          Volume         Rate     (decrease)     Volume        Rate      (decrease)
                             --------     --------     --------     --------     --------     --------
Interest earned on:

Interest-bearing deposits
  in other banks ........    $   (113)    $     23     $    (90)    $   (246)    $    (50)    $   (296)

Loans ...................      20,179          309       20,488       17,357         (295)      17,062
Investment securities ...         206           (7)         199        1,319          (34)       1,285
Securities available-
  for-sale ..............        (598)         498         (100)      (1,297)         661         (636)
Trading account
  securities ............          43          186          229          103         (153)         (50)
Federal funds sold
  and securities
  purchased under
  resale agreements .....         185           14          199         (964)        (131)      (1,095)
                             --------     --------     --------     --------     --------     --------
  Total interest-
    earning assets ......      19,902        1,023       20,925       16,272           (2)      16,270
                             --------     --------     --------     --------     --------     --------

Interest paid on:

Interest checking .......          41         --             41           92         --             92
Money market deposits ...         427          (18)         409          287          112          399
Savings deposits ........          77           67          144          268           92          360
Other time deposits .....       3,525          219        3,744        2,370         (160)       2,210
Other borrowings ........       2,129          622        2,751        1,391          (78)       1,313
                             --------     --------     --------     --------     --------     --------
  Total interest-bearing
  liabilities ...........       6,199          890        7,089        4,408          (34)       4,374
                             --------     --------     --------     --------     --------     --------
                             $ 13,703     $    133     $ 13,836       11,864     $     32     $ 11,896
                             --------     --------     --------     --------     --------     --------
                             --------     --------     --------     --------     --------     --------

BALANCE SHEET ANALYSIS

Security Portfolio

Comparative period-end security portfolio balances are presented below.


                                                    Investment Securities

                                  March 31,             December 31,            March 31,
                                   1998                    1997                   1997
                           ---------------------   ---------------------   ---------------------
Dollars in thousands         Cost     Fair Value     Cost     Fair Value     Cost     Fair Value
                           --------   ----------   --------   ----------   --------   ----------

Mortgage-backed .......    $102,324    $102,569    $107,386    $107,728    $104,726    $102,725
State and Municipal ...     105,126     106,271     107,567     108,756     100,240      99,538
Other debt ............       3,154       3,141       3,216       3,201       3,337       3,337
                           --------    --------    --------    --------    --------    --------
  Total debt securities     210,604     211,981     218,169     219,685     208,303     205,600
Equity ................       8,791       8,804       7,765       7,780       6,517       6,517
                           --------    --------    --------    --------    --------    --------
  Total securities ....    $219,395    $220,785    $225,934    $227,465    $214,820    $212,117
                           --------    --------    --------    --------    --------    --------
                           --------    --------    --------    --------    --------    --------


                          Available-for-Sale Securities

                                     March 31,              December 31,             March 31,
                                       1998                    1997                    1997
                                ---------------------   ---------------------   ---------------------
Dollars in thousands              Cost     Fair Value     Cost     Fair Value     Cost     Fair Value
                                --------   ----------   --------   ----------   --------   ----------

U.S. Gov. and federal agency    $271,680    $273,067    $178,078    $179,903    $244,868    $242,239
Mortgage-backed ............     129,339     130,156     248,913     249,229     240,267     232,357
State and Municipal ........       2,180       2,183       5,911       5,997      13,961      13,895
Other debt .................      43,345      44,882      23,928      25,920        --          --
                                --------    --------    --------    --------    --------    --------
  Total debt securities ....     446,544     450,288     456,830     461,049     499,096     488,491
Marketable equity securities     149,059     156,025     141,080     146,139     112,158     114,140
                                --------    --------    --------    --------    --------    --------
  Total securities .........    $595,603    $606,313    $597,910    $607,188    $611,254    $602,631
                                --------    --------    --------    --------    --------    --------
                                --------    --------    --------    --------    --------    --------




     The following tables provide the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolios.

                                                                    Investment Debt Securities


                                  One year          Over 1 year         Over 5 years
                                  or less           thru 5 years        thru 10 years        Over 10 years            Total
                           -------------------- -------------------  ------------------   ------------------   ------------------
Dollars in thousands         Amount     Yield     Amount     Yield     Amount    Yield      Amount    Yield     Amount      Yield
                           ---------   -------- ---------   -------  ---------  -------   ---------  -------   ---------   ------
Mortgage-backed .......    $   --        --%    $  2,800     7.03%   $ 19,661     5.96%   $ 79,863     6.71%   $102,324     6.57%
State and Municipal ...      18,128     6.66      61,306     6.65      21,851     7.05       3,841     6.46     105,126     6.73
Other debt ............       1,000     7.75       2,154     7.23        --        --         --        --        3,154     7.39
                            -------     ----     -------     ----     -------     ----     -------     ----     -------     ----
  Total debt securities    $ 19,128     6.72%   $ 66,260     6.68%   $ 41,512     6.53%   $ 83,704     6.70%   $210,604     6.66%
                            -------              -------              -------              -------              -------
                            -------              -------              -------              -------              -------
  Fair value ..........    $ 19,193             $ 67,028             $ 41,839             $ 83,921             $211,981
                            -------              -------              -------              -------              -------
                            -------              -------              -------              -------              -------


                                                             Available-for-Sale Debt Securities


                                      One year           Over 1 year        Over 5 years
                                      or less           thru 5 years       thru 10 years        Over 10 years             Total
                                ----------------    -----------------    -----------------   -------------------    ----------------
Dollars in thousands              Amount   Yield     Amount     Yield     Amount     Yield     Amount      Yield     Amount    Yield
                                --------   -----    --------    -----    --------    -----    --------     -----    --------   -----

U.S. Gov. and federal agency    $ 25,049    5.88%   $226,780     6.11%   $ 21,238     5.89%   $  --        --%      $273,067   6.07%
Mortgage-backed ............        --      --          --       --          --      --        130,156      6.76     130,156   6.76
State and Municipal ........        --      --         2,183     6.07        --      --           --       --          2,183   6.07
Other debt .................        --      --          --       --          --      --         44,882      8.03      44,882   8.03
                                --------    ----    --------     ----    --------     ----    --------      ----    --------   ----
  Total debt securities ....    $ 25,049    5.88%   $228,963     6.11%   $ 21,238     5.89%   $175,038      7.09%   $450,288   6.47%
                                --------            --------             --------             --------              --------
                                --------            --------             --------             --------              --------
  Amortized cost ...........    $ 24,991            $227,672             $ 21,197             $172,684              $446,544
                                --------            --------             --------             --------              --------
                                --------            --------             --------             --------              --------

     Dividend income included in interest income on securities in the Consolidated Statement of Income and Comprehensive Income in the first quarters of 1998 and 1997 was $2.4 million and $1.8 million, respectively.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

        A comparative period-end loan table is presented below.

                                                       Loans

                                       March 31,     December 31,     March 31,
Dollars in thousands                    1998            1997            1997
                                     -----------     -----------     -----------
Commercial ......................    $ 2,076,271     $ 1,972,232     $ 1,561,797
Residential first mortgage ......      1,008,592         980,040         929,205
Real estate - construction ......        149,886         144,558         121,746
Real estate - commercial mortgage        765,198         686,188         640,866
Installment .....................         52,099          42,206          48,387
                                     -----------     -----------     -----------
  Total loans, gross ............      4,052,046       3,825,224       3,302,001
Less: Allowance for credit losses       (137,043)       (137,761)       (137,614)
                                     -----------     -----------     -----------
  Total loans, net ..............    $ 3,915,003     $ 3,687,463     $ 3,164,387
                                     -----------     -----------     -----------
                                     -----------     -----------     -----------

Gross loans at March 31, 1998 amounted to $4,052.0 million, up $750.0 million (22.7%) from March 31, 1997 and up $226.8 million (5.9%) from December 31, 1997.
Approximately $152.2 million of the increase was due to the acquisition of HB. Also contributing to the $514.5 million increase in commercial loans from March 31, 1997 were loan originations and the purchase of syndicated corporate loans. The $79.4 million increase in residential first mortgage loans from the year ago quarter resulted from the Bank's own originations. Construction loans also increased by $ 28.1 million from March 31, 1997 as the Company continued to expand its lending for residential construction development. The Company expects that the Bank's loan portfolio will continue to increase from first quaarter 1998 levels due primarily to to its own internal generation activities. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.


The following table presents information concerning nonaccrual loans, ORE, and restructured loans.

                  Nonaccrual Loans, ORE and Restructured Loans

                                              March 31, December 31, March 31,
Dollars in thousands                           1998        1997        1997
                                              --------- ------------  ---------
Nonaccrual loans:
  Commercial .............................    $13,894     $ 6,589     $19,211
  Real estate ............................     22,881      19,243      21,464
  Installment ............................          0       1,734           0
                                              -------     -------     -------
    Total ................................     36,775      27,564      40,675
ORE ......................................      2,900       2,126      18,958
                                              -------     -------     -------
    Total nonaccrual loans and ORE .......    $39,675     $29,692     $59,633
                                              -------     -------     -------
                                              -------     -------     -------
Restructured loans, accruing .............    $ 2,899     $ 2,813     $ 5,744
                                              -------     -------     -------
                                              -------     -------     -------
Total nonaccrual loans as a
  percentage of total loans ..............       0.91%       0.72%       1.23%
Total nonaccrual loans and ORE as a
  percentage of total loans and ORE ......       0.98        0.78        1.80
Allowance for credit losses to total loans       3.38        3.60        4.17
Allowance for credit  losses
  to nonaccrual loans ....................     372.65      499.75      338.33

The table below summarizes the approximate changes in nonaccrual loans for the quarters ended March 31, 1998 and March 31, 1997.

                                                    Changes in Nonaccrual Loans

                                                    For the three months ended
                                                             March 31,
                                                    ---------------------------
Dollars in millions                                      1998           1997
                                                        -------       -------
Balance, beginning of period .......................    $  27.6       $  41.5
Additions from acquisitions ........................        3.1           2.4
Loans placed on nonaccrual .........................       20.4           9.1
Charge offs ........................................       (5.3)         (2.9)
Loans returned to accrual status ...................        0.0          (0.7)
Repayments (including interest applied to principal)       (9.0)         (6.0)
Transfer to ORE ....................................       (0.0)         (2.7)
                                                        -------       -------
Balance, end of period .............................    $  36.8       $  40.7
                                                        -------       -------
                                                        -------       -------

At March 31, 1998, in addition to loans disclosed above as nonaccrual or restructured, management had also identified $10.4 million of problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable.



ALLOWANCE FOR CREDIT LOSSES

The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented.

                                                Changes in Allowance for Credit Losses

                                                       For the three months ended
                                                               March 31,
                                                       --------------------------
(Dollars in millions)                                     1998           1997
                                                       -----------    -----------
Average amount of loans outstanding ...............    $   4,011.0    $   3,122.5
                                                       -----------    -----------
                                                       -----------    -----------
Balance of allowance for credit losses,
  beginning of period .............................    $     137.8    $     130.1
Loans charged off:
  Commercial ......................................            7.4            1.4
  Real estate .....................................            0.4            2.3
                                                       -----------    -----------
    Total loans charged off .......................            7.8            3.7
                                                       -----------    -----------
Less recoveries of loans previously charged off:
   Commercial .....................................            4.3            4.2
   Real estate ....................................            0.0            0.1
                                                       -----------    -----------
    Total recoveries ..............................            4.3            4.3
                                                       -----------    -----------
Net loans (charged off) recovered .................           (3.5)           0.6
Additions to allowance charged to operating expense            0.0            0.0
Additions to allowance from acquisitions ..........            2.7            6.9
                                                       -----------    -----------
Balance, end of period ............................    $     137.0    $     137.6
                                                       -----------    -----------
                                                       -----------    -----------
Ratio of net charge-offs
  to average loans ................................           0.09%          *
                                                       -----------    -----------
                                                       -----------    -----------
Ratio of allowance for credit losses
  to total period end loans .......................           3.38%          4.17%
                                                       -----------    -----------
                                                       -----------    -----------

* Not meaningful

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Company and the Bank at March 31, 1998, December 31, 1997 and March 31, 1997.

                                    Regulatory
                                 Well Capitalized    March 31,  December 31,  March 31,
                                    Standards         1998         1997         1997
                                 ----------------   ---------   ------------  ---------
City National Corporation
-------------------------
Tier 1 leverage                        5.00%           8.79%        9.19%        9.48%
Tier I risk-based capital              6.00           10.54        10.99        12.18
Total risk-based capital              10.00           14.63        12.27        13.46

City National Bank
------------------
Tier I leverage .........              5.00            7.70         7.93         8.48
Tier 1 risk-based capital              6.00            9.26         9.50        10.85
Total risk-based capital              10.00           13.38        10.78        12.13


On March 17, 1997, the Company announced a program for repurchase of up to 1.5 million shares of its common stock which was completed on April 28, 1998. The Company repurchased these shares at a total cost of $42.7 million. A new repurchase program of up to 1.0 million shares was announced on April 29, 1998. Shares purchased under the buyback program will be reissued upon the exercise of stock options and for other general purposes.

On April 22, 1998, the Company declared a regular quarterly dividend of $.14 per share, payable May 14, 1998 to shareholders of record as of May 4, 1998.

ASSET/LIABILITY MANAGEMENT

The principal objectives of asset/liability management are to maximize net interest margin subject to margin volatility and liquidity constraints. Margin volatility results when the rate reset (or repricing) characterstics of assets are materially different from those of the Company's liabilities. Liquidity risk results from the mismatching of asset and liability cash flows. Management chooses asset/liability strategies that promote stable earnings and reliable funding. Interest rate risk and funding positions are kept within limits established by the Company's board of directors to ensure that risk-taking is not excessive and that liquidity is properly managed.

The Company has established three measurement process to quantify and manage exposure to interest rate risk: net interest income simulation modeling, gap analysis, and present value of equity analysis. Net interest income simulations are used to identify the direction and severity of interest rate risk exposure across a twelve month forecast horizon. Gap analysis provides insight into structural mismatches of assets and liability repricing characteristics. Present value of equity calculations are used to estimate the theoretical price sensitivity of shareholder equity to changes in interest rates.

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

The use of interest rate swaps to manage interest rate exposure involves the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts potentially subject to credit and market risks are much smaller. At March 31, 1998, almost all of the Company's interest rate swaps were entered into as hedges against a decrease in interest income generated from prime based loans if the prime decreased. The Company has not entered into transactions involving any other interest rate derivative financial instruments, such as interest rate floors, caps and interest rate futures contracts,

At March 31, 1998, the under-one-year cumulative gap was a $456 million (8% of total assets) net asset position compared with a net asset position of $132 million (3% of total assets) at December 31, 1997. The increase resulted from the Company's funding of asset growth with equity, subordinate debt and seasonal rate stable deposits. As of March 31, 1998, the Company has $565 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $210 million have maturities greater than one year. The Company's interest-rate risk-management instruments had a fair value of $2.2 million and $1.7 million and an exposure to credit risk of $2.2 million and $1.8 million at March 31, 1998 and December 31, 1997, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at the end of the period. The Company's swaps agreements require the deposit of collateral to mitigate the amount of credit risk if certain thresholds are exceeded. No amounts were required to be deposited by the Company or its counterparties as of March 31, 1998.

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

At March 31, 1998, the Company's outstanding foreign exchange contracts totaled $9.5 million. The Company enters into foreign exchange contracts with its customers and counterparty banks solely for the purpose of offsetting or hedging transaction and economic exposures arising out of commercial transactions. The Company's policies prohibit outright speculation by the Company and its employees. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at March 31, 998 had remaining maturities of six months or less, with the exception of $0.4 million which had remaining maturities ranging between six months and 24 months.

LIQUIDITY MANAGEMENT

The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco, and a portfolio of securities available-for-sale. Liquidity is also provided by maturing investment securities and loans.

Average core deposits and shareholders' equity comprised 72.7% of total funding in the first quarter of 1998, compared to 76.6% in the first quarter of 1997. This decrease has required that the Company increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits and shareholders' equity, the Company has not faced any liquidity constraints.

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

  --Economic conditions. The Company's results are strongly influenced by general economic conditions in its market area, Southern California, and a deterioration in these conditions could have a material adverse impact on the quality of the Bank's loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate and entertainment industries may affect the Company's performance.

  --Interest rates. Management anticipates that interest rate levels will remain generally constant, but there is some risk of Federal Reserve tightening. If interest rates vary substantially from present levels, this may cause the Company's results to differ materially.

  --Government regulation and monetary policy. All forward looking statements presume a continuation of the existing regulatory environment and U.S. Government policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeal of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Bank, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing and bank reserve requirements, and a material change in these conditions would be likely to have an impact on results.

  --Competition. The Bank competes with numerous other domestic and foreign financial institutions and non-depository financial intermediaries. Results may differ if circumstances affecting the nature or level of competitive change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies.

  --Credit quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank's credit portfolio, but such policies and procedures may not prevent unexpected losses that could adversely affect the Company's results.

  --Other risks. From time to time, the Company details other risks to its businesses and/or its financial results in its filings with the Securities and Exchange Commission.

  While management believes that its assumptions regarding these and other factors on which forward looking statements are based arc reasonable, such assumptions are necessarily speculative in nature, and actual outcomes can be expected to differ to some degree. Consequently, there can be no assurance that the results described in such forward looking statements will, in fact, be achieved.

PART 11.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

           None

ITEM 5.
OTHER      INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           10.29 Employment agreement (Change of Control Agreement) with members of the Bank's Executive Committee.


      (b)  Reports on Form 8-K

           None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            CITY NATIONAL CORPORATION
                                   (Registrant)



DATE: May 14,1998                                    /S/ FRANK P. PEKNY
      ----------------                               ---------------------------
                                                     FRANK P. PEKNY
                                                     Executive Vice President
                                                     And Chief Financial Officer