Form 10-Q
period 1998-06-30
CITY NATIONAL CORP
filed 1998-08-13
CIK 201461

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter ended June 30, 1998 Commission File Number 1-10521


                            CITY NATIONAL CORPORATION
 ------------------------------------------------------------------------------
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


                                    YES    X                         NO
                                       ---------                       -------


Number of shares of common stock outstanding at July 31, 1998:  46,503,862

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CITY NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                      JUNE 30,             DECEMBER 31,             JUNE 30,
Dollars in thousands, except share amounts              1998                  1997                    1997
--------------------------------------------         ----------            ------------             --------
A S S E T S
   Cash and due from banks......................... $  401,092             $  327,398             $  295,281
   Interest-bearing deposits in other banks........        255                    301                    444
   Federal funds sold..............................        -                  150,000                    -
   Investment securities (fair value $204,102;
     $227,465 and $232,773 at June 30, 1998,
     December 31, 1997 and June 30, 1997,
     respectively).................................    202,477                225,934                233,506
   Securities available-for-sale (cost $584,607;
     $597,910 and $594,601 at June 30, 1998,
     December 31, 1997 and June 30, 1997,
     respectively).................................    598,719                607,188                592,935
   Trading account securities......................     48,793                 30,279                 47,259
   Loans...........................................  4,228,226              3,825,224              3,446,452
   Less allowance for credit losses................    135,837                137,761                132,885
                                                    ------------          --------------         --------------
     Net loans.....................................  4,092,389              3,687,463              3,313,567

   Premises and equipment, net.....................     51,706                 43,402                 36,719
   Customers' acceptance liability.................      4,519                  1,553                  4,810
   Other real estate...............................      2,195                  2,126                 10,238
   Deferred tax asset..............................     52,328                 58,815                 51,463
   Goodwill and core deposit intangibles...........     65,888                 54,921                 62,341
   Bank owned life insurance.......................     41,043                    -                      -
   Other assets....................................     66,430                 62,652                 61,881
                                                    ------------          --------------         --------------
      Total assets                                  $5,627,834             $5,252,032             $4,710,444
                                                    ------------          --------------         --------------
                                                    ------------          --------------         --------------

L I A B I L I T I E S
   Demand deposits................................. $2,004,952             $2,027,014             $1,589,349
   Interest checking deposits......................    359,232                439,071                356,995
   Money market deposits...........................    894,393                773,291                777,986
   Savings deposits................................    161,413                171,100                173,988
   Time deposits-under $100,000....................    197,731                204,744                228,576
   Time deposits-$100,000 and over.................    768,534                613,128                530,176
                                                    ------------          --------------         --------------

      Total deposits...............................   4,386,255             4,228,348              3,657,070
   Federal funds purchased and securities sold
     under repurchase agreements...................     297,736               206,427                248,384
   Other short-term borrowings.....................      88,979               212,575                267,931
   Subordinated debt...............................     124,030                  -                      -
   Long-term debt..................................     125,000                50,000                  9,800
   Other liabilities...............................      64,903                44,459                 50,234
   Acceptances outstanding.........................       4,519                 1,553                  4,810
                                                    ------------          --------------         --------------
      Total liabilities............................   5,091,422             4,743,362              4,238,229
                                                    ------------          --------------         --------------


C O M M I T M E N T S   A N D   C O N T I N G E N C I E S

SUBSEQUENT EVENTS

S H A R E H O L D E R S'   E Q U I T Y
   Preferred Stock authorized - 5,000,000 :
     none outstanding..............................       -                     -                       -
   Common Stock-par value-$1.00; authorized -
     75,000,000
     Issued- 46,885,182; 46,700,891 and 46,700,891
       shares at June 30, 1998,
     December 31, 1997 and June 30, 1997,
       respectively)...............................      46,885                46,701                 46,700
   Additional paid-in capital......................     294,423               297,654                299,749
   Comprehensive income (loss).....................       8,362                 5,349                   (958)
   Retained earnings...............................     206,065               173,089                140,654
   Treasury shares, at cost - 532,731; 563,928
     and 628,249 shares at June 30, 1998,
     December 31, 1997 and June 30, 1997,
     respectively).................................     (19,323)              (14,123)               (13,930)
                                                    ------------          --------------         --------------
      Total shareholders' equity...................     536,412               508,670                 472,215
                                                    ------------          --------------         --------------
      Total liabilities and shareholders' equity     $5,627,834            $5,252,032              $4,710,444
                                                    ------------          --------------         --------------
                                                    ------------          --------------         --------------

    See accompanying Notes to the Unaudited Consolidated Financial Statements

                          CITY NATIONAL CORPORATION
          CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)

                                                       FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                          ENDED JUNE 30,                 ENDED JUNE 30,
                                                      ---------------------          ---------------------
In thousands, except per share amounts                  1998         1997              1998         1997
--------------------------------------                ----------  ---------          ---------  ----------
I N T E R E S T   I N C O M E
  Loans............................................   $ 89,631     $ 75,017          $179,705      $145,028
  Federal funds sold and securities purchased
    under resale agreements........................        897          271             1,407           583
  Investments securities...........................      2,839        3,086             5,924         6,114
  Securities available-for-sale....................      9,315        9,609            18,496        19,126
  Trading account..................................        677          713             1,275         1,152
                                                     ----------   ----------        -----------   -----------
    Total..........................................    103,359       88,696           206,807       172,003
                                                     ----------   ----------        -----------   -----------
I N T E R E S T   E X P E N S E
  Deposits.........................................     21,493       18,032            42,325        34,526
  Federal funds purchased and securities sold
    under repurchase agreements....................      4,675        5,186            9,567         10,547
  Other short-term borrowings......................      1,338        1,523            3,337          2,694
  Subordinated debt................................      2,016          -              3,792            -
  Other long-term debt.............................      1,565        1,163            2,690          1,672
                                                     ----------   ----------        -----------   -----------
    Total..........................................     31,087       25,904           61,711         49,439
                                                     ----------   ----------        -----------   -----------
  Net interest income..............................     72,272       62,792          145,096        122,564

PROVISION FOR CREDIT LOSSES                                -            -                -              -
                                                     ----------   ----------        -----------   -----------
  Net interest income after provision for credit
  losses...........................................     72,272       62,792          145,096        122,564
                                                     ----------   ----------        -----------   -----------
N O N I N T E R E S T   I N C O M E
  Service charges on deposit accounts..............      4,178        3,325            9,210          6,629
  Investment services..............................      3,727        3,093            7,418          6,144
  Trust fees.......................................      2,211        2,154            4,453          4,170
  International services...........................      2,037        1,841            3,723          3,367
  Bank owned life insurance........................        586          -              1,043            -
  Gain on sale of assets...........................      1,645          -              1,658          1,039
  Gain (loss) on sale of securities................        235         (262)           1,209           (539)
  Other............................................      2,727        3,263            4,997          5,229
                                                     ----------   ----------        -----------   -----------
    Total noninterest income.......................     17,346       13,414           33,711         26,039
                                                     ----------   ----------        -----------   -----------

N O N I N T E R E S T   E X P E N S E
  Salaries and other employee benefits.............     27,841       24,617           57,583         48,113
  Professional.....................................      6,556        4,522           13,871          9,436
  Net occupancy of premises........................      3,404        2,735            5,868          5,097
  Data processing..................................      1,126        2,378            2,329          4,198
  Promotion........................................      2,917        2,000            5,354          3,722
  Depreciation.....................................      2,049        1,379            4,079          2,736
  Office services..................................      1,872        1,576            3,983          3,132
  Equipment........................................        501          614            1,009          1,195
  Amortization of goodwill and core deposit
    intangibles....................................      1,796        1,820            3,665          3,201
  Other operating..................................      5,041        4,084            9,683          8,442
  Other real estate................................       (130)        (411)             (85)           (33)
                                                     ----------   ----------        -----------   -----------
    Total noninterest expense......................     52,973       45,314          107,339         89,239
                                                     ----------   ----------        -----------   -----------
  INCOME BEFORE INCOME TAXES.......................     36,645       30,892           71,468         59,364
  Income taxes.....................................     13,009       11,334           25,363         21,803
                                                     ----------   ----------        -----------   -----------
  NET INCOME.......................................     23,636       19,558           46,105         37,561
                                                     ----------   ----------        -----------   -----------
  Other comprehensive income
    Unrealized net gains on securities
      available-for-sale...........................      3,401        6,957            4,833          2,051
    Income taxes...................................      1,182        2,942            1,820            860
                                                     ----------   ----------        -----------   -----------
  Other comprehensive income.......................      2,219        4,015            3,013          1,191
                                                     ----------   ----------        -----------   -----------
  COMPREHENSIVE INCOME.............................   $ 25,855     $ 23,573         $ 49,118       $ 38,752
                                                     ----------   ----------        -----------   -----------
                                                     ----------   ----------        -----------   -----------

  NET INCOME PER SHARE, BASIC......................   $   0.51     $   0.42         $   0.99       $   0.82
                                                     ----------   ----------        -----------   -----------
                                                     ----------   ----------        -----------   -----------
  NET INCOME PER SHARE, DILUTED....................   $   0.49     $   0.41         $   0.95       $   0.79
                                                     ----------   ----------        -----------   -----------
                                                     ----------   ----------        -----------   -----------
  Shares used to compute income per share,
    basic..........................................     46,604       46,098           46,640         46,017
                                                     ----------   ----------        -----------   -----------
                                                     ----------   ----------        -----------   -----------
  Shares used to compute income per share,
    diluted........................................     48,517       47,748           48,608         47,678
                                                     ----------   ----------        -----------   -----------
                                                     ----------   ----------        -----------   -----------
  Dividends per share..............................   $   0.14     $   0.11         $   0.28        $  0.22
                                                     ----------   ----------        -----------   -----------
                                                     ----------   ----------        -----------   -----------

    See accompanying Notes to the Unaudited Consolidated Financial Statements

                            CITY NATIONAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                   ---------------------------
DOLLARS IN THOUSANDS                                                   1998            1997
--------------------                                               -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................   $   46,105      $    37,561
Adjustments to net income:
  Gain on sales of ORE..........................................          256              835
  Depreciation..................................................        4,079            2,736
  Amortization of goodwill and core deposit intangibles ........        3,665            3,201
  Net increase in trading securities............................      (18,514)         (15,130)
  Deferred income tax (benefit) expense ........................       (7,970)          13,828
  Net increase in other liabilities ............................       24,286            3,809
  Other, net....................................................       12,881           (5,353)
                                                                    -----------    ------------
     Net cash provided by operating activites...................       64,788           41,487
                                                                    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in short-term investments..........................           46           10,534
Purchase of securities available-for-sale.......................     (237,209)        (228,297)
Sales of securities available-for-sale..........................      208,537          281,712
Maturities of securities available-for-sale.....................       51,911           26,804
Maturities of investment securities.............................       26,667            4,382
Purchase of investment securities...............................       (3,040)         (41,996)
Purchase of residential mortgage loans..........................      (32,396)         (74,681)
Sale of residential mortgage loans..............................          -             47,513
(Loan originations) and principal collections, net..............     (232,135)        (236,105)
Proceeds from sales of ORE......................................        1,478           13,547
Purchase of premises and equipment .............................      (10,059)          (7,604)
Net cash from acquisitions......................................       43,622           42,876
Bank owned life insurance premium paid .........................      (40,000)             -
Gain (loss) on sale of securities ..............................        1,209             (539)
Other, net......................................................          483            9,855
                                                                    -----------    ------------
     Net cash used by investing activities......................     (220,886)        (151,999)
                                                                    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in federal funds purchased and
  securities sold under repurchase agreements....................     (58,691)          12,636
Net decrease in deposits.........................................     (47,693)        (180,632)
Net increase in short-term borrowings............................      26,404          119,289
Net increase (decrease) in other long-term debt..................      75,000          (15,200)
Net proceeds of subordinated debt ...............................     124,004              -
Proceeds from exercise of stock options.........................        8,202            6,949
Stock repurchases................................................     (36,758)         (14,720)
Cash dividends paid..............................................     (13,129)         (10,173)
Other, net.......................................................       2,453            5,398
                                                                    -----------    ------------
     Net cash provided (used) by financing activities............      79,792          (76,453)
                                                                    -----------    ------------
Net decrease in cash and cash equivalents........................     (76,306)        (186,965)
Cash and cash equivalents at beginning of year...................     477,398          482,246
                                                                    -----------    ------------
Cash and cash equivalents at end of period.......................   $ 401,092      $   295,281
                                                                    -----------    ------------
                                                                    -----------    ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ....................................................   $  54,812      $    48,656
    Income taxes.................................................       6,450            8,202

  Non-cash investing activities:
    Transfer from loans to foreclosed assets ....................       1,867           10,296

   See accompanying Notes to the Unaudited Consolidated Financial Statements

                          CITY NATIONAL CORPORATION
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                     FOR THE SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                    --------------------------
Dollars in thousands                                                   1998           1997
--------------------                                                ----------     -----------
Common Stock
  Balance, beginning of period  .................................   $  46,701      $    46,303
  Stock issued for acquisitions .................................         131              -
  Stock options exercised .......................................          53              397
                                                                    ----------      ----------
  Balance, end of period ........................................      46,885           46,700
                                                                    ----------      ----------
Additional paid-in capital
  Balance, beginning of period  .................................     297,654          275,610
  Stock options exercised .......................................         -              4,122
  Tax benefit from stock options ................................       2,454            1,830
  Excess of cost of treasury shares reissued
    over stock option exercise amounts ..........................     (12,592)             -
  Excess of market value of shares issued
    for acquisitions over historical cost .......................       6,907           18,187
                                                                    ----------      ----------
  Balance, end of period ........................................     294,423          299,749
                                                                    ----------      ----------
Treasury shares
   Balance, beginning of period..................................     (14,123)         (32,283)
   Purchase of shares  ..........................................     (36,758)         (14,720)
   Issuance of shares for acquisitions ..........................      10,817           30,643
   Issuance of shares for stock options .........................      20,741            2,430
                                                                    ----------      ----------
   Balance, end of period .......................................     (19,323)         (13,930)
                                                                    ----------      ----------
Comprehensive income
   Balance, beginning of period  ................................       5,349           (2,149)
   Unrealized net gains (losses) on securities
     available-for-sale net of income taxes .....................       3,013            1,191
                                                                    ----------      ----------
   Balance, end of period .......................................       8,362             (958)
                                                                    ----------      ----------
Retained earnings
   Balance, beginning of period..................................     173,089          113,266
   Net income ...................................................      46,105           37,561
   Dividends paid ...............................................     (13,129)         (10,173)
                                                                    ----------      ----------
   Balance, end of period .......................................     206,065          140,654
                                                                    ----------      ----------
Total shareholders' equity ......................................   $ 536,412       $  472,215
                                                                    ----------      ----------
                                                                    ----------      ----------

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

2. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement is effective for fiscal years beginning after June 15, 1999. Management of the Company uses interest rate swaps to manage interest rate exposure, which are accounted for as hedging activities. Therefore, management is in the process of determining the impact that this statement will have on the Company.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This Statement standardizes the disclosure requirements for defined benefit plans and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. Since the Company has no defined benefit plans, it has determined that this Statement will have no significant impact.

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

     On February 27, 1998, the Company sold its Wilmington branch, which had been acquired as part of the acquisition of Ventura County National Bancorp to Banco Popular, N.A. (California). With the sale the purchaser received approximately $40 million of deposits.

     On May 15, 1998, the Company closed its Magnolia branch, which was acquired in the Company's acquisition of Riverside National Bank.

5.   On January 12, 1998, the Company issued $125 million of 6 3/8%
     Subordinated Notes due 2008. The net proceeds from the sale are being used for general corporate purposes in the ordinary course of its banking business.

6. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and overnight federal funds sold.

7. Certain prior periods' data have been reclassified to conform to current period presentation.

8. On April 29, 1998, the Company reported it had completed its share repurchase program announced in March 1997 of 1.5 million shares of its common stock at a total cost of $42.7 million, or an average price of $28.46 per share. A new share repurchase program of up to 1.0 million shares of the Company's common stock from time to time in open market transactions was also announced at the same time. As of July 31, 1998, the Company had repurchased 476,500 shares under this program at a total cost of $17.3 million, or an average price of $36.23 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

City National Corporation (the Corporation) is the holding Company for City National Bank (the Bank). Because the Bank comprises substantially all of the business of the Corporation, references to the "Company" in this Item 2 reflect the consolidated activities of the Corporation and the Bank.

See "Cautionary Statement for Purposes of the 'Safe Harbor' Provision of the Private Securities Litigation Reform Act of 1995", below in connection with "forward looking" statements included in the Overview section of Results of Operations and in the Loan Portfolio section of the Balance Sheet Analysis.


RESULTS OF OPERATIONS

OVERVIEW

The Company recorded consolidated net income of $23.6 million, or $.49 per diluted common share, in the second quarter of 1998, compared to $19.6 million, or $.41 per diluted common share, in the second quarter of 1997. Increased net income was primarily due to $9.5 million higher net interest income, and $3.9 million higher noninterest income, partially offset by $7.7 million in higher noninterest expense.

Net income for the first six months of 1998 totaled $46.1 million, or $.95 per diluted common share compared with $37.6 million, or $.79 per diluted common share in the 1997 period. The six month increase resulted largely from a $22.5 million increase in net interest income and a $7.7 million increase in noninterest income, partially offset by a $18.1 million increase in noninterest expense.

Returns on average assets for the second quarter and first half of 1998 were 1.73% and 1.72% respectively compared with 1.67% and 1.66% for the corresponding periods of 1997. Returns on average equity for the second quarter and first half of 1998 increased to 17.66% and 17.33% respectively from 16.87% and 16.56% in 1997.

Earnings before the amortization of goodwill and core deposits intangibles (net of applicable taxes) ("cash" earnings) for the quarter and six months ended June 30, 1998 were $25.0 million or $.52 per diluted common share and $49.0 million or $1.01 per diluted common share, respectively compared to $20.8 million of $.43 per diluted common share and $39.7 million or $.83 per diluted common share in the corresponding periods of 1997. On the same basis, the returns on average assets were 1.85% and 1.84% for the quarter and six months ended June 30, 1998, respectively compared to 1.80% and 1.77% in the 1997 periods. Cash returns on average common equity were 20.94% and 20.47% for the quarter and six months ended June 30, 1998, respectively compared to 19.89% and 19.10% for the year ago periods. "Cash" earnings are presented because they measure the Company's ability to support growth, pay dividends and repurchase stock. The Company's "cash" earnings per share and other ratios are not necessarily comparable to similarly titled measures reported by other companies.

Taxable equivalent net interest income was $74.8 million in the second quarter of 1998, up 14.7% from the year ago quarter. The increase resulted from the 18.5% increase in average interest earning assets between quarters. The net interest spread and the net interest margin decreased to 4.33% and 5.95%, respectively for the second quarter from 4.72% and 6.15%, for comparable period a year ago. Management expects modest growth in quarterly net interest income for the remainder of 1998 from second quarter 1998 levels, assuming, among other things, that interest rates will essentially remain constant but that loan balances will continue to grow. Actual results may vary if the assumptions prove to be incorrect.

Average loans increased $765.9 million (22.9%) between second quarters to $4,111.4 million at June 30, 1998. This increase reflected higher average commercial, real estate commercial mortgage and residential first mortgage loans outstanding, up $524.1 million (33.0%), $110.5 million (17.2%) and $105.2 million (11.1%), respectively. The increase in commercial loans resulted from the Bank's internal loan generation, the acquisition of HB in January 1998 and purchases of corporate syndicated loans. The increase in real estate mortgage loans was primarily from the acquisition of HB. The increase in residential first mortgage loans resulted from the Bank's internal loan generation.
Average construction loans increased $20.0 million (15.9%) from the second quarter of 1997.

Total average investment and available-for-sale securities decreased by $33.7 million between second quarters due to strong loan demand, which has absorbed any excess liquidity. Total average deposits increased $623.4 million (17.4%) between second quarters due primarily to the acquisition of HB as well as increased deposit levels generated by the Bank's specialty deposit department and existing branches.

For the first half of 1998, average loans increased $826.9 million (25.6%) and total average investment and available-for-sale securities decreased $28.7 million (3.4%). Total deposits for the six months ended June 30, 1998 increased $650.7 million (18.7%) compared to the 1997 period. The change in the six month average balance resulted from the same factors that caused the change between the second quarter average balances.

The provision for credit losses was zero for the quarters and six months ended June 30, 1998 and 1997. Loans charged off in the second quarter of 1998 were $4.1 million, compared to $7.9 million in the second quarter of 1997. Recoveries were $2.9 million and $3.2 million in the quarters ended June 30, 1998 and 1997, respectively. The allowance for credit losses was 3.21% of total loans at June 30, 1998 compared to 3.86% at June 30, 1997 and 3.60% at December 31, 1997. The provision for credit losses is expected to remain at reduced levels for the remainder of 1998. This assumes that general economic conditions in Southern California will not deteriorate materially during the balance of 1998, and if this assumption proves to be inaccurate, an increased provision for credit losses may be required.

Noninterest income excluding gains and losses on the sale of securities and assets totaled $15.5 million for the second quarter of 1998, up $1.8 million (13.1%) from a year earlier. For the six months ended June 30, 1998, noninterest income excluding gains and losses on sale of securities and assets totaled $30.8 million, an increase of $5.3 million (20.8%) from last year's total of $25.5 million. Service charges on deposit accounts increased $0.9 million (25.7%) and $2.6 million (38.9%), respectively, for the quarter and six months ended June 30, 1998 due primarily to increases in service charge fee schedules effective during the fourth quarter of 1997 and the acquisition of HB. Investment services increased $0.6 million (20.5%) and $1.3 million (20.7%) compared to the same periods a year ago due to new customers and new investment products offered to customers. During the first quarter of 1998, the company invested in bank owned life insurance that generated $0.6 million and $1.0 million in noninterest income in the second quarter and first half of 1998, respectively. Included in all other income in the second quarter of 1997 was a $0.9 million settlement of a lawsuit with a borrower. Noninterest income is expected to continue to grow during the remainder of 1998.

Noninterest expense totaled $53.0 million in the second quarter of 1998, an increase of $7.7 million (16.9%) from the second quarter of 1997. For the first half of 1998 noninterest expense totaled $107.3 million, an increase of $18.1 million (20.3%) from the first half of 1997. Salaries and other employee benefits increased $3.2 million (13.1%) and $9.5 million (19.7%) for the quarter and six months ended June 30, 1998 from the comparable period in 1997, due primarily to the additional personnel added as a result of the acquisition of HB, the hiring of additional personnel to pursue other opportunities, and moving to a more performance based compensation structure. The expense categories other than staff increased $4.4 million (21.4 %) and $8.6 million (21.0%) for the quarter and six months ended June 30, 1998 from the comparable period in 1997. The increase in professional expenses resulted primarily from higher customer service expense due to increased volumes and higher consulting fees. Higher promotion expense resulted from the Company's increased advertising program. Amortization of goodwill and core deposit intangibles for the second quarter was $1.8 million, unchanged from a year ago, and increased to $3.7 million for the first six months of 1998 from $3.2 million in the same period of 1997, reflecting primarily the acquisition of HB. Lower data processing expense is attributable to savings from the conversion of core operating systems to a new data processing provider. Other increases are attributable primarily to the acquisition of HB. Noninterest expense levels for the remainder of 1998 are expected to be higher than in 1997 reflecting the growth of the Company and the acquisition of HB.

During the second quarter, efforts continued to address Year 2000 matters in accordance with the Company's five-phase project plan which covers information technology as well as embedded systems. As previous reported, the first two phases of awareness and assessment have been completed. The Company is now well into the renovation and testing phases. Much of the renovation phase has been devoted to monitoring the Year 2000 progress of third party vendors and service providers. There are 32 in-house applications that the Company is currently responsible for reprogramming, 50% of which have been renovated. As part of the validation phase, the Company has completed development of its test lab and has already certified as Year 2000 compliant 40 of its hardware, server and desktop applications. In the second quarter, approximately $0.5 million was spent on Year 2000 matters, bringing the six months total expenditures to approximately $0.7 million. In accordance with the Federal Financial Institution Examination Council's latest advisories, the Company expects to complete validation of both internal and external systems by June 30, 1999.
The Company is nearing completion of its contingency planning for each of its mission critical business functions. It will establish trigger dates by which each vendor must become Year 2000 compliant or the contingency plan will be implemented.

The Company's effective tax rate decreased to 35.5% in the second quarter of 1998 from 36.7% in the second quarter of 1997. The Company expects the effective tax rate for the remainder of 1998 to remain near or slightly above 1998 second quarter levels.

The following table presents the components of net interest income on a fully taxable equivalent basis for the three months ended June 30, 1998 and 1997.

                                                                             NET INTEREST INCOME SUMMARY

                                                                    JUNE 30, 1998                        JUNE 30, 1997
                                                        ---------------------------------     ---------------------------------
                                                                     INTEREST     AVERAGE                 INTEREST     AVERAGE
                                                        AVERAGE       INCOME/    INTEREST     AVERAGE      INCOME/     INTEREST
Dollars in thousands                                    BALANCE       EXPENSE      RATE       BALANCE      EXPENSE       RATE
--------------------                                    -------      --------    --------     -------     --------     --------
ASSETS
  Earning assets   (1)
    Loans:
      Commercial                                       $2,112,175    $ 46,936      8.91%    $1,588,036    $ 36,583      9.24%
      Residential first mortgages                       1,050,142      19,401      7.41         944,954      18,379      7.80
      Real estate - construction                          145,739       4,097     11.28         125,739       3,593     11.46
      Real estate - commercial mortgage                   750,962      18,928     10.11         640,506      15,898      9.96
      Installment                                          52,335       1,416     10.85          46,250       1,321     11.46
                                                       ----------    --------                ----------    --------
      Total loans   (2)                                 4,111,353      90,778      8.86       3,345,485      75,774      9.08
        Due from banks-interest bearing                     9,368         132      5.65             411           2      1.95
        State and municipal investment securities         104,892       1,642      6.28         106,101       1,860      7.03
        Taxable investment securities                     105,010       1,653      6.31         116,352       1,890      6.52
        Securities available for sale                     592,467      10,008      6.78         613,588      10,480      6.85
        Federal funds sold and securities
         purchased under resale agreements                 61,203         897      5.88          19,073         271      5.70
        Trading account securities                         50,802         731      5.77          48,678         801      6.60
                                                       ----------    --------                ----------    --------
          Total earning assets                          5,035,095     105,841      8.43       4,249,688      91,078      8.60
                                                                     --------                              --------
        Allowance for credit losses                      (136,407)                             (136,139)
        Cash and due from banks                           311,800                               346,521
        Other nonearning assets                           275,745                               225,633
                                                       ----------                            ----------
          Total assets                                 $5,486,233                            $4,685,703
                                                       ----------                            ----------
                                                       ----------                            ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits:
    Interest checking accounts                         $  387,318         962      1.00      $  383,216         969      1.01
    Money market accounts                                 860,745       6,573      3.06         800,412       6,034      3.02
    Savings deposits                                      167,468       1,477      3.54         174,019       1,415      3.26
    Time deposits - under $100,000                        203,770       2,677      5.27         237,541       3,025      5.11
    Time deposits - $100,000 and over                     746,843       9,804      5.27         508,182       6,589      5.20
                                                       ----------    --------                ----------    --------
      Total interest - bearing deposits                 2,366,144      21,493      3.64       2,103,370      18,032      3.44


    Federal funds purchased and securities
     sold under repurchase agreements                     346,605       4,675      5.41         260,892       3,486      5.36
    Other borrowings                                      326,710       4,919      6.04         315,993       4,386      5.57
                                                       ----------    --------                ----------    --------
      Total interest - bearing liabilities              3,039,459      31,087      4.10       2,680,255      25,904      3.88
                                                                     --------                              --------
  Noninterest - bearing deposits                        1,845,647                             1,485,023
  Other liabilities                                        64,191                                55,279
  Shareholders' equity                                    536,936                               465,146
                                                       ----------                            ----------
      Total liabilities and shareholders' equity       $5,486,233                            $4,685,703
                                                       ----------                            ----------
                                                       ----------                            ----------
Net interest spread                                                                4.33%                                 4.72%
                                                                                  -----                                 -----
                                                                                  -----                                 -----
Fully taxable equivalent net interest income                         $ 74,754                              $ 65,174
                                                                     --------                              --------
                                                                     --------                              --------
Net interest margin                                                                5.95%                                 6.15%
                                                                                  -----                                 -----
                                                                                  -----                                 -----


(1) Includes average nonaccrual loans of $34,641 and $43,820 for 1998 and 1997, respectively.

(2) Loan income includes loan fees of $3,179 and $2,214 for 1998 and 1997, respectively.

The following table presents the components of net interest income on a fully taxable equivalent basis for the six months ended June 30, 1998 and 1997.

                                                                             NET INTEREST INCOME SUMMARY

                                                                    JUNE 30, 1998                        JUNE 30, 1997
                                                        ---------------------------------     ---------------------------------
                                                                     INTEREST     AVERAGE                 INTEREST     AVERAGE
                                                        AVERAGE       INCOME/    INTEREST     AVERAGE      INCOME/     INTEREST
Dollars in thousands                                    BALANCE       EXPENSE      RATE       BALANCE      EXPENSE       RATE
--------------------                                    -------      --------    --------     -------     --------     --------
ASSETS
  Earning assets   (1)
    Loans:
      Commercial                                       $2,071,038    $ 94,751      9.23%     $1,528,747    $ 70,698      9.33%
      Residential first mortgages                       1,029,031      38,718      7.59         924,204      36,107      7.88
      Real estate - construction                          149,525       8,220     11.09         117,537       6,682     11.46
      Real estate - commercial mortgage                   760,515      37,399      9.92         617,117      30,475      9.96
      Installment                                          51,338       2,850     11.19          46,984       2,485     10.67
                                                       ----------    --------                ----------    --------
      Total loans   (2)                                 4,061,447     181,938      9.03       3,234,589     146,447      9.13
        Due from banks-interest bearing                     4,921         139      5.70           4,051          98      4.88
        State and municipal investment securities         105,840       3,514      6.70         102,428       3,584      7.06
        Taxable investment securities                     110,815       3,529      6.42         114,527       3,715      6.54
        Securities available for sale                     591,583      20,126      6.86         619,973      20,698      6.73
        Federal funds sold and securities
         purchased under resale agreements                 50,347       1,407      5.64          22,060         583      5.33
        Trading account securities                         47,108       1,398      5.98          44,251       1,237      5.64
                                                       ----------    --------                ----------    --------
          Total earning assets                          4,972,061     212,051      8.60       4,141,879     176,362      8.59
                                                                     --------                              --------
        Allowance for credit losses                      (138,586)                             (136,390)
        Cash and due from banks                           312,389                               332,578
        Other nonearning assets                           272,931                               218,052
                                                       ----------                            ----------
          Total assets                                 $5,418,795                            $4,556,119
                                                       ----------                            ----------
                                                       ----------                            ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits:
    Interest checking accounts                            387,987       1,921      1.00      $  375,312       1,877      1.01
    Money market accounts                                 846,714      12,737      3.03         788,541      11,789      3.01
    Savings deposits                                      170,623       2,978      3.52         170,530       2,782      3.29
    Time deposits - under $100,000                        210,546       5,466      5.24         228,182       5,763      5.09
    Time deposits - $100,000 and over                     734,121      19,223      5.28         478,767      12,315      5.19
                                                       ----------    --------                ----------    --------
      Total interest - bearing deposits                 2,349,991      42,325      3.63       2,041,332      34,526      3.41

    Federal funds purchased and securities
     sold under repurchase agreements                     355,232       9,567      5.43         247,129       6,408      5.23
    Other borrowings                                      327,251       9,819      6.05         310,780       8,505      5.52
                                                       ----------    --------                ----------    --------
      Total interest - bearing liabilities              3,032,474      61,711      4.10       2,599,241      49,439      3.84
                                                                     --------                              --------
  Noninterest - bearing deposits                        1,789,535                             1,447,517
  Other liabilities                                        63,251                                52,039
  Shareholders' equity                                    533,535                               457,322
                                                       ----------                            ----------
      Total liabilities and shareholders' equity       $5,418,795                            $4,556,119
                                                       ----------                            ----------
                                                       ----------                            ----------
Net interest spread                                                                4.50%                                 4.75%
                                                                                  -----                                 -----
                                                                                  -----                                 -----
Fully taxable equivalent net interest income                         $150,340                              $126,923
                                                                     --------                              --------
                                                                     --------                              --------
Net interest margin                                                                6.10%                                 6.15%
                                                                                  -----                                 -----
                                                                                  -----                                 -----

(1) Includes average nonaccrual loans of $35,131 and $43,272 for 1998 and 1997, respectively.

(2) Loan income includes loan fees of $5,698 and $3,976 for 1998 and 1997, respectively.

     The following tables set forth the changes in net interest income on a fully taxable equivalent basis broken down by volume and rates. The change in interest due to both volume and in rate has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                CHANGES IN NET INTEREST INCOME

                                                    FOR THE THREE                                 FOR THE THREE
                                                 MONTHS ENDED JUNE 30,                        MONTHS ENDED JUNE 30,
DOLLARS IN THOUSANDS                                 1998 VS 1997                                1997 VS 1996
--------------------                         ---------------------------------       ------------------------------------
                                             INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                    DUE TO             NET                 DUE TO                 NET
                                             ------------------     INCREASE         -------------------        INCREASE
                                             VOLUME        RATE     (DECREASE)       VOLUME         RATE       (DECREASE)
                                             ------        ----     ----------       ------         ----       ----------
Interest earned on:

Interest-bearing deposits
    in other banks                          $   120      $    10      $   130        $  (262)      $ (180)      $  (442)
Loans                                        16,887       (1,883)      15,004         20,357        1,127        21,484
Investment securities                          (199)        (256)        (455)           727           45           772
Securities available for sale                  (364)        (108)        (472)          (748)         999           251
Trading account securities                       34         (104)         (70)           286           62           348
Federal funds sold and
    securities purchased
    under  resale  agreements                   617            9          626           (522)          35          (487)
                                            -------      -------      -------        -------       ------       -------
    Total interest-earning assets            17,095       (2,332)      14,763         19,838        2,088        21,926
                                            -------      -------      -------        -------       ------       -------

Interest paid on:

Interest checking                                16          (13)           3            179           --           179
Money market deposits                           458           81          539            691           91           782
Savings deposits                                (94)         146           52            340           49           389
Other time deposits                           2,678          189        2,867          3,273          217         3,490
Other borrowings                              1,352          370        1,722          1,073          286         1,359
                                            -------      -------      -------        -------       ------       -------
    Total interest-bearing liabilities        4,410          773        5,183          5,556          643         6,199
                                            -------      -------      -------        -------       ------       -------
                                            $12,685      $(3,105)   $   9,580        $14,282       $1,445       $15,727
                                            -------      -------      -------        -------       ------       -------
                                            -------      -------      -------        -------       ------       -------

                                                     FOR THE SIX                                 FOR THE SIX
                                                 MONTHS ENDED JUNE 30,                        MONTHS ENDED JUNE 30,
DOLLARS IN THOUSANDS                                 1998 VS 1997                                1997 VS 1996
--------------------                         ---------------------------------       ------------------------------------
                                             INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                    DUE TO             NET                 DUE TO                 NET
                                             ------------------     INCREASE         -------------------        INCREASE
                                             VOLUME        RATE     (DECREASE)       VOLUME         RATE       (DECREASE)
                                             ------        ----     ----------       ------         ----       ----------
Interest earned on:

Interest-bearing deposits
    in other banks                          $    23      $    18      $    41        $  (608)      $ (130)      $  (738)
Loans                                        37,109       (1,618)      35,491         37,469        1,077        38,546
Investment securities                            (2)        (254)        (256)         2,048            8         2,056
Securities available for sale                  (964)         393         (571)        (2,055)       1,285          (770)
Trading account securities                       83           78          161            360          (63)          297
Federal funds sold and
    securities purchased
    under resale agreements                     789           35          824         (1,499)         (83)       (1,582)
                                            -------      -------      -------        -------       ------       -------
    Total interest-earning assets            37,038       (1,348)      35,690         35,715        2,094        37,809
                                            -------      -------      -------        -------       ------       -------

Interest paid on:

Interest checking                                79          (35)          44            256           15           271
Money market deposits                           869           78          947          1,001          180         1,181
Savings deposits                                (36)         232          196            611          138           749
Other time deposits                           6,217          395        6,612          5,628           72         5,700
Other borrowings                              3,488          986        4,474          2,486          186         2,672
                                            -------      -------      -------        -------       ------       -------
    Total interest-bearing liabilities       10,617        1,656       12,273          9,982          591        10,573
                                            -------      -------      -------        -------       ------       -------
                                            $26,421      $(3,004)     $23,417        $25,733       $1,503       $27,236
                                            -------      -------      -------        -------       ------       -------
                                            -------      -------      -------        -------       ------       -------

BALANCE SHEET ANALYSIS
SECURITY PORTFOLIO
Comparative period-end security portfolio balances are presented below:

                                                                     INVESTMENT SECURITIES

                                              JUNE 30,                     DECEMBER 31,                   JUNE 30,
                                                1998                           1997                         1997
                                       ------------------------          ---------------------        ----------------------
DOLLARS IN THOUSANDS                   COST          FAIR VALUE          COST       FAIR VALUE        COST        FAIR VALUE
--------------------                   ----          ----------          ----       ----------        ----        ----------
Mortgage-backed                     $    94,836     $     95,233     $   107,386   $   107,728    $   113,177    $   112,236
State and Municipal                     104,475          105,703         107,567       108,756        110,472        110,681
Other debt                                3,153            3,153           3,216         3,201          3,331          3,330
                                    -----------      -----------     -----------   -----------    -----------    -----------
     Total debt securities              202,464          204,089         218,169       219,685        226,980        226,247
Equity                                       13               13           7,765         7,780          6,526          6,526
                                    -----------      -----------     -----------   -----------    -----------    -----------
     Total securities               $   202,477      $   204,102     $   225,934   $   227,465    $   233,506    $   232,773
                                    -----------      -----------     -----------   -----------    -----------    -----------
                                    -----------      -----------     -----------   -----------    -----------    -----------

                                                                AVAILABLE-FOR-SALE SECURITIES

                                              JUNE 30,                     DECEMBER 31,                   JUNE 30,
                                                1998                           1997                         1997
                                       ------------------------          ---------------------        ----------------------
DOLLARS IN THOUSANDS                   COST          FAIR VALUE          COST       FAIR VALUE        COST        FAIR VALUE
--------------------                   ----          ----------          ----       ----------        ----        ----------

U.S. Gov. and federal agency        $   270,080      $   272,775     $   255,552   $   257,057    $   281,654    $   279,870
Mortgage-backed                         145,843          147,203         171,439       172,075        158,976        156,241
State and Municipal                       2,180            2,185           5,911         5,997         14,971         15,037
Other debt                               43,331           45,965          23,928        25,920         14,547         14,860
                                    -----------      -----------     -----------   -----------    -----------    -----------
     Total debt securities              461,434          468,128         456,830       461,049        470,148        466,008
Marketable equity securities            123,173          130,591         141,080       146,139        124,453        126,927
                                    -----------      -----------     -----------   -----------    -----------    -----------
     Total securities               $   584,607      $   598,719     $   597,910   $   607,188    $   594,601    $   592,935
                                    -----------      -----------     -----------   -----------    -----------    -----------
                                    -----------      -----------     -----------   -----------    -----------    -----------


     The following tables provide the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolios as of June 30, 1998.

                                                                   INVESTMENT DEBT SECURITIES

                                      ONE YEAR          OVER 1 YEAR        OVER 5 YEARS
                                      OR LESS           THRU 5 YEARS       THRU 10 YEARS       OVER 10 YEARS           TOTAL
                                   --------------      --------------      --------------      --------------      --------------
DOLLARS IN THOUSANDS               AMOUNT   YIELD      AMOUNT   YIELD      AMOUNT   YIELD      AMOUNT   YIELD      AMOUNT   YIELD
--------------------               ------   -----      ------   -----      ------   -----      ------   -----      ------   -----
Mortgage-backed                   $ 2,223   6.97%     $     -      -%     $17,902   6.06%     $74,711   6.80%     $ 94,836   6.66%
State and Municipal                18,673   6.66       64,825   6.68       17,267   7.07        3,710   6.46       104,475   6.73
Other debt                          1,000   6.74        2,153   6.76            -      -            -      -         3,153   6.75
                                  -------   ----      -------   ----      -------   ----      -------   ----      --------   ----
     Total debt securities        $21,896   6.70%     $66,978   6.68%     $35,169   6.56%     $78,421   6.78%     $202,464   6.70%
                                  -------             -------             -------             -------             --------
                                  -------             -------             -------             -------             --------
     Fair value                   $21,963             $67,797             $35,454             $78,875             $204,089
                                  -------             -------             -------             -------             --------
                                  -------             -------             -------             -------             --------

                                                               AVAILABLE-FOR-SALE DEBT SECURITIES

                                      ONE YEAR          OVER 1 YEAR        OVER 5 YEARS
                                      OR LESS           THRU 5 YEARS       THRU 10 YEARS       OVER 10 YEARS           TOTAL
                                   --------------      --------------      --------------      --------------      --------------
DOLLARS IN THOUSANDS               AMOUNT   YIELD      AMOUNT   YIELD      AMOUNT   YIELD      AMOUNT   YIELD      AMOUNT   YIELD
--------------------               ------   -----      ------   -----      ------   -----      ------   -----      ------   -----
U.S. Gov. and federal agency      $ 5,160   6.00%     $208,835  6.14%     $58,780   6.04%     $      -     -%     $272,775   6.12%
Mortgage-backed                         -      -             -     -            -      -       147,203  6.84       147,203   6.84
State and Municipal                     -      -         2,185  5.92            -      -             -     -         2,185   5.92
Other debt                              -      -             -     -       17,146   7.71        28,819  8.07        45,965   7.94
                                  -------   ----      --------  ----      -------   ----      --------  ----      --------   ----
     Total debt securities        $ 5,160   6.00%     $211,020  6.14%     $75,926   6.42%     $176,022  7.04%     $468,128   6.52%
                                  -------             --------            -------             --------            --------
                                  -------             --------            -------             --------            --------
     Amortized cost               $ 5,133             $208,682            $75,130             $172,489            $461,434
                                  -------             --------            -------             --------            --------
                                  -------             --------            -------             --------            --------

     Dividend income included in interest income on securities in the Consolidated Statement of Income and Comprehensive Income in the second quarter of 1998 and 1997 were $2.1 million and $2.1 million, respectively and for the six months of 1998 and 1997 were $4.6 million and $3.9 million, respectively

LOAN PORTFOLIO
  A comparative period-end loan table is presented below:

                                                                   LOANS

                                             JUNE 30,          DECEMBER 31,           JUNE 30,
DOLLARS IN THOUSANDS                           1998                1997                 1997
----------------------------             -------------       ---------------      -------------
Commercial                               $  2,186,855         $  1,972,232        $  1,660,474
Residential first mortgage                  1,039,802              980,040             951,616
Real estate - construction                    203,936              144,558             125,799
Real estate - mortgage                        744,512              686,188             660,877
Installment                                    53,121               42,206              47,686
                                        ---------------      ---------------     ---------------
      Total loans, gross                    4,228,226            3,825,224           3,446,452
Less: Allowance for credit losses            (135,837)            (137,761)           (132,885)
                                        ---------------      ---------------     ---------------
      Total loans, net                   $  4,092,389         $  3,687,463        $  3,313,567
                                        ---------------      ---------------     ---------------
                                        ---------------      ---------------     ---------------



      Gross loans at June 30, 1998 amounted to $4,228.2 million, up $781.8 million (22.7%) from June 30, 1997 and up $403.0 million (10.5%) from December 31, 1997. Approximately $152.2 million of the increase was due to the acquisition of HB. Also contributing to the $526.4 million increase in commercial loans from June 30, 1997 were loan originations and the purchase of syndicated corporate loans. The $88.2 million increase in residential first mortgage loans from the year ago quarter resulted from the Bank's own originations. Construction loans also increased by $78.1 million from June 30, 1997 as the Company continued to expand its lending for residential construction development. The Company expects that the Bank's loan portfolio will continue to increase from second quarter 1998 levels due primarily to its own internal loan generation activities.

      The following table presents information concerning nonaccrual loans, ORE, and restructured loans.


                                                NACCRUAL LOANS, ORE AND RESTRUCTURED LOANS

                                                  JUNE 30,       DECEMBER 31       JUNE 30,
DOLLARS IN THOUSANDS                                1998            1997            1997
---------------------------                    -------------   --------------   -------------
Nonaccrual loans:
      Commercial                                  $ 12,578        $  6,589        $ 22,498
      Real estate                                   20,576          19,243          18,284
      Installment                                     -              1,734             -
                                               -------------   --------------   -------------
      Total                                         33,154          27,566          40,782
ORE:                                                 2,195           2,126          10,238
                                               -------------   --------------   -------------
      Total nonaccrual loans and ORE              $ 35,349        $ 29,692        $ 51,020
                                               -------------   --------------   -------------
                                               -------------   --------------   -------------


Restructured loans, accruing                      $  2,868        $  2,813        $  5,617
                                               -------------   --------------   -------------
                                               -------------   --------------   -------------

Total non accrual loans as a
      percentage of total
      loans.................................          0.78 %          0.72 %          1.18 %
Total non accrual loans and ORE as a
      percentage of total loans and
      ORE...................................          0.84            0.78            1.48
Allowance for credit losses to total loans..          3.21            3.60            3.86
Allowance for credit  losses
      to nonaccrual
      loans.................................        409.72          499.75          325.84


    The table below summarizes the approximate changes in nonaccrual loans for the quarters and six months ended June 30, 1998 and June 30, 1997.


                                                                 CHANGES IN NONACCRUAL LOANS

                                          FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                                JUNE 30,
                                          --------------------------                -------------------------
DOLLARS IN MILLIONS                         1998              1997                    1998             1997
-------------------                       ---------        ---------                -----------    ----------
Balance, beginning of period              $    36.8        $    40.7                 $     27.6     $   41.5
Additions from acquisitions                      -                -                         3.1          2.4
Loans placed on nonaccrual                      4.4             11.4                       24.8         20.5
Charge offs                                    (2.3)            (5.8)                      (7.6)        (8.8)
Loans returned to accrual status                 -              (2.5)                        -          (3.1)
Repayments (including interest
     applied to principal)                     (5.7)            (3.0)                     (14.7)        (9.1)
Transfer to ORE                                  -                -                          -          (2.6)
                                          ----------       ----------                -----------    ----------
Balance, end of period                    $    33.2        $    40.8                 $     33.2     $   40.8
                                          ----------       ----------                -----------    ----------
                                          ----------       ----------                -----------    ----------

     At June 30, 1998, in addition to loans disclosed above as nonaccrual or restructured, management had also identified $2.8 million of problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable.

ALLOWANCE FOR CREDIT LOSSES

     The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:


                                                                         CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                         FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                       ----------------------------      -----------------------------
DOLLARS IN MILLIONS                                       1998               1997            1998              1997
-------------------                                    ----------         ---------      ------------      -----------
Average amount of loans outstanding                    $  4,111.4         $ 3,345.5       $ 4,061.4          $ 3,234.6
                                                       ----------         ---------       -----------       -----------
                                                       ----------         ---------       -----------       -----------
Balance of allowance for credit losses,
 beginning of period                                   $    137.0         $   137.6       $   137.8          $   130.1
Loans charged off:
   Commercial                                                 3.8               6.8            11.2                8.2
   Real estate                                                0.3               1.1             0.6                3.5
                                                       ----------         ---------       -----------       -----------
     Total loans charged off                                  4.1               7.9            11.8               11.7
                                                       ----------         ---------       -----------       -----------
Less recoveries of loans previously charged off:
   Commercial                                                 2.9               2.1             7.1                6.3
   Real estate                                                 -                1.1              -                 1.2
                                                       ----------         ---------       -----------       -----------
     Total recoveries                                         2.9               3.2             7.1                7.5
                                                       ----------         ---------       -----------       -----------
Net loans charged off                                        (1.2)             (4.7)           (4.7)              (4.2)
Additions to allowance to operating expenses                   -                 -               -                  -
Additions to allowance from acquisitions                       -                 -              2.7                7.0
                                                       ----------         ---------       -----------       -----------
Balance, end of period                                  $   135.8          $  132.9       $   135.8         $    132.9
                                                       ----------         ---------       -----------       -----------
                                                       ----------         ---------       -----------       -----------
Ratio of net charge-offs
 to average loans                                           0.03%             0.14%           0.12%              0.13%
                                                       ----------         ---------       -----------       -----------
                                                       ----------         ---------       -----------       -----------
Ratio of allowance for credit losses
 to total period end loans                                                                    3.21%              3.86%
                                                                                          -----------       ------------
                                                                                          -----------       ------------

CAPITAL ADEQUACY REQUIREMENT


The following table presents the regulatory standards for "well capitalized" institutions and the capital ratios for the Company and the Bank at June 30, 1998, December 31, 1997 and June 30, 1997.


                                  Regulatory
                               Well Capitalized     June 30,      December 31,    June 30,
                                  Standards           1998           1997           1997
                               ------------------------------------------------------------
City National Corporation
-------------------------
Tier 1 leverage (1)                   4.00 %          8.49 %         9.19 %         9.00 %
Tier I risk-based capital             6.00           10.18          10.99          11.82
Total risk-based capital             10.00           14.19          12.27          13.10

City National Bank
-------------------------
Tier I leverage                       5.00            7.78           7.93           7.72
Tier I risk-based capital             6.00            9.31           9.50          10.20
Total risk-based capital             10.00           13.34          10.78          11.48


(1) Reflects new standard adopted by the Federal Reserve effective in June of 1998.


On March 17, 1997, the Company announced a program for the repurchase of up to 1.5 million shares of its common stock, which was completed on April 28, 1998. The Company repurchased these shares at a total cost of $42.7 million or an average price of $28.46 per share. A new repurchase program of up to
1.0 million shares was announced on April 29, 1998. As of July 31, 1998, the Company had repurchased 476,500 shares under this program at a total cost of $17.3 million, or an average price of $36.23 per share. Shares purchased under the buyback program will be reissued upon the exercise of stock options and for other general corporate purposes.

On July 29, 1998, the Company declared a regular quarterly dividend of $.14 per share, payable August 13, 1998 to shareholders of record as of August 4, 1998.

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

Generally, an asset sensitive gap indicates that net interest income will improve during a period of rising interest rates. The gap report is based on the contractual cash flows of all asset and liability balances on the Company's books. The contractual life of those balances may differ substantially from their expected lives however. For example, checking accounts are all subject to immediate withdrawal. Experience suggests that these accounts will have an average life of several years. Also, certain loans (such as first mortgages) are subject to prepayment. The cash flows shown in the gap report are adjusted to reflect these behaviors. The gap report also shows the effects that interest rate swaps have had on the repricing profile of the Company.

The use of interest rate swaps to manage interest rate exposure involves the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts potentially subject to credit and market risks are much smaller. At June 30, 1998, almost all of the Company's interest rate swaps were entered into as hedges against a decrease in interest income generated from prime based loans if the prime decreased. The Company has not entered into transactions involving any other interest rate derivative financial instruments, such as interest rate floors, caps and interest rate futures contracts.

At June 30, 1998, the under-one-year cumulative gap was a $260.0 million (5.0% of total assets) net asset position compared with a net asset position of $132 million (3% of total assets) at December 31, 1997. The increase resulted from the Company's funding of asset growth with equity, subordinate debt and seasonal rate stable deposits. As of June 30, 1998, the Company has $610.0 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $430.0 million have maturities greater than one year. The Company's interest-rate risk-management instruments had a fair value of $2.2 million and $1.7 million and an exposure to credit risk of $2.2 million and $1.8 million at June 30, 1998 and December 31, 1997, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at the end of the period. The Company's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain thresholds are exceeded. No amounts were required to be deposited by the Company or its counterparties as of June 30, 1998.

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

At June 30, 1998, the Company's outstanding foreign exchange contracts totaled $16.5 million. The Company enters into foreign exchange contracts with its customers and counterparty banks solely for the purpose of offsetting or hedging transaction and economic exposures arising out of commercial transactions. The Company's policies prohibit outright speculation by the Company and its employees. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at June 30, 1998 had remaining maturities of six months or less with the exception of $0.9 million which had remaining maturities ranging between six months and 24 months.

LIQUIDITY MANAGEMENT

The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco, and a portfolio of securities availabie-for-sale. Liquidity is also provided by maturing investment securities and loans.

Average core deposits and shareholders' equity comprised 72.9% of total funding in the second quarter of 1998, compared to 75.7% in the second quarter of 1997. This decrease has required that the Company increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits and shareholders' equity, the Company has not faced any liquidity constraints.

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

PART 11.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          On April 22, 1998, the Registrant held its annual meeting of stockholders. The stockholders elected the three Class II directors listed in the Registrant's proxy statement. The following table sets forth the number of votes cast for, or withheld with respect to, each director nominated for election. Under applicable Delaware law, votes withheld have the same effect as votes cast against a nominee, and for this reason the ballot did not offer a separate opportunity to vote against a nominee.


                       Name                   For               Withheld
                 ------------------      -------------      ---------------
                  Russell Goldsmith        41,525,911            461,675

                  Barry M. Meyer           41,522,198            465,388

                  Edward Sanders           41,508,531            479,055


ITEM 5.   OTHER INFORMATION
          (a)    Exhibits
                 None

          (b)    Reports on Form 8-K
                 None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CITY NATIONAL CORPORATION
                                   -------------------------
                                   (Registrant)



DATE:   August 13, 1998            /s/  FRANK P. PEKNY
       --------------------        -------------------------
                                   FRANK P. PEKNY
                                   Executive Vice President
                                   and Chief Financial Officer