Form 10-Q
period 1998-09-30
CITY NATIONAL CORP
filed 1998-11-16
CIK 201461

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended September 30, 1998 Commission File Number 1-10521

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

                              City National Center
            400 North Roxbury Drive, Beverly Hills, California 90210
-------------------------------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

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

                                  YES    X                       NO
                                      --------                      -------


Number of shares of common stock outstanding at October 31, 1998:  45,889,186

 PART 1 - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                              CITY NATIONAL CORPORATION
                              CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)

                                                                                     SEPTEMBER 30,    DECEMBER 31,     SEPTEMBER 30,
 DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS                                              1998             1997              1997
--------------------------------------------                                         -------------    ------------     -------------
 A S S E T S
     Cash and due from banks ...................................................    $   326,313       $   327,398       $   355,207
     Interest-bearing deposits in other banks ..................................            343               301               309
     Federal funds sold ........................................................        122,000           150,000           150,000
     Investment securities (fair value $195,844; $227,465 and $229,444 at
         September 30, 1998, December 31, 1997 and September 30, 1997,
         respectively) .........................................................        192,771           225,934           228,452
     Securities available-for-sale (cost $715,707; $597,910 and $582,134 at
         September 30, 1998, December 31, 1997 and September 30, 1997,
         respectively) .........................................................        734,391           607,188           586,751
     Trading account securities ................................................         48,712            30,279            23,988
     Loans .....................................................................      4,343,796         3,825,224         3,530,122
     Less allowance for credit losses ..........................................        135,486           137,761           137,850
                                                                                    -----------       -----------       -----------
         Net loans .............................................................      4,208,310         3,687,463         3,392,272

     Premises and equipment, net ...............................................         52,659            43,402            40,704
     Customers' acceptance liability ...........................................          2,101             1,553             3,341
     Deferred tax asset ........................................................         43,005            58,815            55,838
     Goodwill and core deposit intangibles .....................................         63,867            54,921            58,122
     Bank owned life insurance .................................................         41,989              --                --
     Other assets ..............................................................         70,847            64,778            79,675
                                                                                    -----------       -----------       -----------

         Total assets ..........................................................    $ 5,907,308       $ 5,252,032       $ 4,974,659
                                                                                    -----------       -----------       -----------
                                                                                    -----------       -----------       -----------

L I A B I L I T I E S

     Demand deposits ...........................................................    $ 2,016,327       $ 2,027,014       $ 1,667,458
     Interest checking deposits ................................................        351,817           439,071           345,367
     Money market deposits .....................................................        926,592           773,291           799,488
     Savings deposits ..........................................................        170,338           171,100           169,619
     Time deposits-under $100,000 ..............................................        190,580           204,744           217,756
     Time deposits-$100,000 and over ...........................................        793,018           613,128           614,489
                                                                                    -----------       -----------       -----------

         Total deposits ........................................................      4,448,672         4,228,348         3,814,177
     Federal funds purchased and securities sold under repurchase agreements ...        459,466           206,427           191,613
     Other short-term borrowings ...............................................         77,059           212,575           415,047
     Subordinated debt .........................................................        123,217              --                --
     Long-term debt ............................................................        200,000            50,000             9,800
     Other liabilities .........................................................         55,160            44,459            53,781
     Acceptances outstanding ...................................................          2,101             1,553             3,341
                                                                                    -----------       -----------       -----------

         Total liabilities .....................................................      5,365,675         4,743,362         4,487,759
                                                                                    -----------       -----------       -----------

COMMITMETS AND CONTINGENCIES

SUBSEQUENT EVENTS

SHAREHOLDERS' EQUITY

     Preferred Stock authorized - 5,000,000 : none outstanding                             --                --                --
     Common Stock-par value-$1.00; authorized - 75,000,000
         Issued- 46,885,182; 46,700,891 and 46,700,891 shares at September 30,
         1998, December 31, 1997 and September 30, 1997
         respectively) .........................................................         46,885            46,701            46,701
     Additional paid-in capital ................................................        289,508           297,654           298,724
     Accumulated comprehensive income ..........................................         10,772             5,349             2,662
     Retained earnings .........................................................        224,932           173,089           156,474
     Treasury shares, at cost - 896,907; 563,928 and 731,752 shares at
         September 30, 1998, December 31, 1997 and September 30, 1997
         respectively) .........................................................        (30,464)          (14,123)          (17,661)
                                                                                    -----------       -----------       -----------
         Total shareholders' equity ............................................        541,633           508,670           486,900
                                                                                    -----------       -----------       -----------
         Total liabilities and shareholders' equity ............................    $ 5,907,308       $ 5,252,032       $ 4,974,659
                                                                                    -----------       -----------       -----------
                                                                                    -----------       -----------       -----------

  See accompanying Notes to the Unaudited Consolidated Financial Statements.

                          CITY NATIONAL CORPORATION
         CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                 (UNAUDITED)

                                                  FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                -------------------------      --------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS             1998           1997             1998           1997
--------------------------------------          ---------       ---------      ---------       ----------
I N T E R E S T   I N C O M E

   Loans....................................    $  93,490       $ 78,651       $ 273,195       $ 223,679
   Federal funds sold and securities
      purchased under resale agreements.....          420            313           1,827             896
   Investments securities...................        2,776          3,242           8,700           9,356
   Securities available-for-sale............        9,944          9,298          28,440          28,424
   Trading account..........................          880            691           2,155           1,843
                                                ---------       --------       ---------       ---------
      Total.................................      107,510         92,195         314,317         264,198
                                                ---------       --------       ---------       ---------
I N T E R E S T   E X P E N S E

   Deposits.................................       22,786         19,081          65,111          53,607
   Federal funds purchased and securities
      sold under repurchase agreements......        5,713          2,480          15,280           8,888
   Other short-term borrowings..............          690          5,247           4,027          12,080
   Subordinated debt........................        2,081           --             5,873            --
   Other long-term debt.....................        2,559            804           5,249           2,476
                                                ---------       --------       ---------       ---------
      Total.................................       33,829         27,612          95,540          77,051
                                                ---------       --------       ---------       ---------
   Net interest income......................       73,681         64,583         218,777         187,147
PROVISION FOR CREDIT LOSSES.................         --             --              --              --
                                                ---------       --------       ---------       ---------
   Net interest income after provision
      for credit losses.....................       73,681         64,583         218,777         187,147
                                                ---------       --------       ---------       ---------
N O N I N T E R E S T   I N C O M E

   Service charges on deposit accounts......        3,821          3,256          13,031           9,885
   Investment services......................        4,482          3,511          11,900           9,655
   Trust fees...............................        2,282          2,257           6,735           6,427
   International services...................        2,206          1,912           5,929           5,279
   Bank owned life insurance................          546           --             1,589            --
   Gain on sale of assets...................          223            384           1,881           1,423
   Gain (loss) on sale of securities........        1,120           (224)          2,329            (763)
   Other....................................        2,118          1,952           7,115           7,181
                                                ---------       --------       ---------       ---------
      Total noninterest income..............       16,798         13,048          50,509          39,087
                                                ---------       --------       ---------       ---------
N O N I N T E R E S T   E X P E N S E

   Salaries and other employee benefits.....       29,489         25,308          87,072          73,421
   Professional.............................        5,537          5,572          19,408          14,400
   Net occupancy of premises................        3,379          2,407           9,247           7,504
   Data processing..........................        1,125          2,393           3,454           7,199
   Promotion................................        1,784          1,938           7,138           5,660
   Depreciation.............................        2,290          1,498           6,369           4,234
   Office services..........................        1,703          1,761           5,686           4,893
   Equipment................................          607            484           1,616           1,679
   Amortization of goodwill and core
      deposit intangibles...................        1,737          1,345           5,119           4,546
   Other operating..........................        3,380          3,038          13,346          11,480
   Other real estate........................         (172)          (797)           (257)           (830)
                                                ---------       --------       ---------       ---------
      Total noninterest expense.............       50,859         44,947         158,198         134,186
                                                ---------       --------       ---------       ---------
   INCOME BEFORE INCOME TAXES...............       39,620         32,684         111,088          92,048
   Income taxes.............................       14,231         11,790          39,594          33,593
                                                ---------       --------       ---------       ---------
   NET INCOME...............................       25,389         20,894          71,494          58,455
                                                ---------       --------       ---------       ---------
   Other comprehensive income
      Unrealized net gains on securities
            available-for-sale..............        5,693          6,069          11,735           7,581
      Less: reclassification adjustment for
            gains included in income........       (1,120)           224          (2,329)            763
      Income taxes..........................        2,163          2,673           3,983           3,533
                                                ---------       --------       ---------       ---------
   Other comprehensive income...............        2,410          3,620           5,423           4,811
                                                ---------       --------       ---------       ---------
   COMPREHENSIVE INCOME.....................    $  27,799       $ 24,514       $  76,917       $  63,266
                                                ---------       --------       ---------       ---------
                                                ---------       --------       ---------       ---------

   NET  INCOME PER SHARE, BASIC.............    $    0.55       $   0.45       $    1.54       $    1.27
                                                ---------       --------       ---------       ---------
                                                ---------       --------       ---------       ---------
   NET  INCOME PER SHARE, DILUTED...........    $    0.53       $   0.44       $    1.48       $    1.22
                                                ---------       --------       ---------       ---------
                                                ---------       --------       ---------       ---------
   Shares used to compute income per
      share, basic..........................       46,230         45,993          46,504          46,009
                                                ---------       --------       ---------       ---------
                                                ---------       --------       ---------       ---------
   Shares used to compute income per
      share, diluted........................       47,842         47,846          48,352          47,734
                                                ---------       --------       ---------       ---------
                                                ---------       --------       ---------       ---------
   Dividends per share......................    $    0.14       $   0.11       $    0.42       $    0.33
                                                ---------       --------       ---------       ---------
                                                ---------       --------       ---------       ---------


  See accompanying Notes to the Unaudited Consolidated Financial Statements.

                          CITY NATIONAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                       ------------------------------
DOLLARS IN THOUSANDS                                                      1998                1997
--------------------                                                   -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................  $  71,494         $  58,455
Adjustments to net income:
    Gain (loss) on sales of ORE.......................................        446            (1,556)
    Depreciation......................................................      6,369             4,234
    Amortization of goodwill and core deposit intangibles ............      5,119             4,546
    Net (increase) decrease in trading securities.....................    (18,433)            8,141
    Deferred income tax benefit.......................................     16,695             5,919
    Net increase in other liabilities ................................         56             5,538
    Other, net........................................................      8,286            (7,291)
                                                                        ----------        ----------
        Net cash provided by operating activites......................     90,032            77,986
                                                                        ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in short-term investments.....................        (42)           10,669
Purchase of securities available-for-sale.............................   (397,941)         (288,767)
Sales of securities available-for-sale................................    225,649           340,762
Maturities of securities available-for-sale...........................     64,334            40,635
Maturities of investment securities...................................     37,217             9,379
Purchase of investment securities.....................................     (3,971)          (41,996)
Purchase of residential mortgage loans................................    (32,396)          (74,681)
Sale of residential mortgage loans....................................          -            47,513
(Loan originations) and principal collections, net....................   (351,441)         (334,623)
Proceeds from sales of ORE............................................      2,062            16,918
Purchase of premises and equipment ...................................    (13,302)          (13,087)
Net cash from acquisitions............................................     43,622            42,876
Bank owned life insurance premium paid ...............................    (40,399)                -
Gain (loss) on sale of securities ....................................      2,329              (763)
Other, net............................................................        668             1,227
                                                                        ----------        ----------
    Net cash used by investing activities.............................   (463,611)         (243,938)
                                                                        ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in federal funds purchased and securities sold under
    repurchase agreements.............................................    (71,961)           (2,936)
Net increase (decrease) in deposits...................................     14,724           (23,525)
Net increase in short-term borrowings.................................    189,484           266,405
Net increase (decrease) in other long-term debt.......................    150,000           (25,000)
Net proceeds of subordinated debt ....................................    124,055                 -
Proceeds from excercise of stock options..............................     10,417             9,411
Stock repurchases.....................................................    (55,711)          (22,502)
Cash dividends paid...................................................    (19,651)          (15,247)
Other, net............................................................      3,137             2,307
                                                                        ----------        ----------
    Net cash provided by financing activities.........................    344,494           188,913
                                                                        ----------        ----------

Net (decrease) increase in cash and cash equivalents..................    (29,085)           22,961
Cash and cash equivalents at beginning of year........................    477,398           482,246
                                                                        ----------        ----------
Cash and cash equivalents at end of period............................  $ 448,313         $ 505,207
                                                                        ----------        ----------
                                                                        ----------        ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest .....................................................  $  90,294         $  73,866
        Income taxes..................................................     24,450            29,902
    Non-cash investing activities:
        Transfer from loans to foreclosed assets .....................      2,445            11,433

   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                           CITY NATIONAL CORPORATION
                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                             FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                             -------------------------
Dollars in thousands                                            1998           1997
--------------------------------                             ---------       ---------
Common Stock

      Balance, beginning of period  .......................  $ 46,701        $ 46,303
      Stock issued for acquisitions .......................       131               -
      Stock options exercised .............................        53             398
                                                             ---------       ---------
      Balance, end of period ..............................    46,885          46,701
                                                             ---------       ---------

Additional paid-in capital

      Balance, beginning of period  .......................   297,654         275,610
      Stock options exercised .............................         -           2,620
      Tax benefit from stock options ......................     3,137           2,307
      Excess of cost of treasury shares reissued
          over stock option exercise amounts ..............   (18,190)              -
      Excess of market value of shares issued
          for acquisitions over historical cost ...........     6,907          18,187
                                                             ---------       ---------
      Balance, end of period ..............................   289,508         298,724
                                                             ---------       ---------


Treasury shares

      Balance, beginning of period  .......................   (14,123)        (32,283)
      Purchase of shares  .................................   (55,711)        (22,502)
      Issuance of shares for acquisitions .................    10,817          30,643
      Issuance of shares for stock options ................    28,553           6,481
                                                             ---------       ---------
      Balance, end of period ..............................   (30,464)        (17,661)
                                                             ---------       ---------

Accumulated comprehensive income

      Balance, beginning of period  .......................     5,349          (2,149)
      Unrealized net gains on securities
          available-for-sale net of income taxes ..........     5,423           4,811

                                                             ---------       ---------
      Balance, end of period ..............................    10,772           2,662
                                                             ---------       ---------

Retained earnings

      Balance, beginning of period   ......................   173,089         113,266
      Net income ..........................................    71,494          58,455
      Dividends paid ......................................   (19,651)        (15,247)
                                                             ---------       ---------
      Balance, end of period ..............................   224,932         156,474
                                                             ---------       ---------
Total shareholders' equity ................................  $541,633        $486,900
                                                             ---------       ---------
                                                             ---------       ---------

   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                            CITY NATIONAL CORPORATION
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. In June 1998, the Financial Accounting Standard Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement is effective for fiscal years beginning after June 15, 1999. Management of the Company uses interest rate swaps, which are accounted for as hedging activities, to manage interest rate exposure. Therefore, management is in the process of determining the impact that this statement will have on the Company.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement standardizes the disclosure requirements for defined benefit plans and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. Since the Company has no defined benefit plans, it has determined that this Statement will have no significant impact.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way in which public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated. Management is in the process of determining the impact, if any, this statement will have on the Company.

3. Securities held-for-investment are classified as investment securities. Because the Company has the ability and management has the intent to hold investment securities until maturity, investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts. Trading account securities are stated at market value. Investments not classified as trading securities nor as investment securities are classified as securities available-for-sale and recorded at fair value. Unrealized holding gains or losses on securities available-for-sale are excluded from net income and are reported as comprehensive income included as a separate component of shareholders' equity, net of taxes.

4.   On January 9, 1998, the Company completed its acquisition of Harbor Bancorp
     (HB), a one-bank holding company with six branches, one of which was subsequently closed. The total purchase price was approximately $34.5 million. The Company issued approximately 540,000 shares, primarily from treasury, with an aggregate market value of $17.9 million and paid the remainder in cash. This acquisition was accounted for under the purchase method of accounting and resulted in the recording of goodwill and core deposit intangibles of approximately $24.0 million. The results of HB's operations are included in those reported by the Company beginning on January 10, 1998.

     On February 27, 1998, the Company sold its Wilmington branch, which had been acquired as part of the acquisition of Ventura County National Bancorp to Banco Popular, N.A. (California). With the sale, the purchaser received approximately $40 million of deposits.

     On May 15, 1998, the Company closed its Magnolia branch, which was acquired in the Company's acquisition of Riverside National Bank.

5. On January 12, 1998, City National Bank issued $125 million of 6 3/8% Subordinated Notes due 2008. The net proceeds from the sale are being used for general corporate purposes in the ordinary course of its banking business.

6. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and overnight federal funds sold.

7. Certain prior periods' data have been reclassified to conform to current period presentation.

8. In September, the Company completed a 1.0 million common shares stock buyback program that had been announced in April, at a cost of $34.3 million or an average price of $34.27 per share. Concurrently, a new 1.0 million-share common stock buyback program was announced. Shares are repurchased from time to time in open market transactions. As of October 31, 1998, the Company had repurchased 128,000 shares under this program at a total cost of $3.5 million, or an average price of $27.38 per share. Shares purchased under the buyback program will be reissued upon the exercise of stock options and for other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

City National Corporation (the Corporation) is the holding Company for City National Bank (the Bank). Because the Bank comprises substantially all of the business of the Corporation, references to the "Company" in this Item 2 reflect the consolidated activities of the Corporation and the Bank.

See "Cautionary Statement for Purposes of the `Safe Harbor' Provision of the Private Securities Litigation Reform Act of 1995", below in connection with "forward looking" statements included in the Overview section of Results of Operations and in the Loan Portfolio section of the Balance Sheet Analysis.

The Company regularly evaluates, and holds discussions with, various potential acquisition candidates. As a general rule the Company does not publicly announce such acquisitions until after a definitive agreement has been reached, as in the September 24, 1998 announcement of the acquisition of North American Trust Company, an independent trust company and subsidiary of London Pacific Group, for $11.5 million in an all cash transaction. North American Trust Company has approximately $4 billion in total assets under management or administration. Also as a matter of policy, the Company generally does not make any specific projections as to future earnings nor does it endorse any projections regarding future performance which may be made by others.

RESULTS OF OPERATIONS

OVERVIEW

The Company recorded consolidated net income of $25.4 million, or $.53 per diluted common share, in the third quarter of 1998, compared to $20.9 million, or $.44 per diluted common share, in the third quarter of 1997. Increased net income was primarily due to $9.1 million higher net interest income, and $3.8 million higher noninterest income, partially offset by $5.9 million in higher noninterest expense.

Net income for the first nine months of 1998 totaled $71.5 million, or $1.48 per diluted common share compared with $58.5 million, or $1.22 per diluted common share in the 1997 period. The nine month increase resulted largely from a $31.6 million increase in net interest income and a $11.4 million increase in noninterest income, partially offset by a $24.0 million increase in noninterest expense.

Returns on average assets for the third quarter and first nine months of 1998 were 1.78% and 1.74% respectively compared with 1.74% and 1.69% for the corresponding periods of 1997. Returns on average equity for the third quarter and first nine months of 1998 increased to 18.70% and 17.86% respectively from 17.26% and 16.80% in 1997.

Earnings before the amortization of goodwill and core deposits intangibles (net of applicable taxes) ("cash" earnings) for the quarter and nine months ended September 30, 1998 were $26.6 million or $.56 per diluted common share and $75.6 million or $1.56 per diluted common share, respectively compared to $21.9 million or $.46 per diluted common share and $61.6 million or $1.29 per diluted common share in the corresponding periods of 1997. On the same basis, the returns on average assets were 1.88% and 1.86% for the quarter and nine months ended September 30, 1998, respectively compared to 1.84% and 1.80% in the 1997 periods. Cash returns on average common equity were 21.91% and 20.98% for the quarter and nine months ended September 30, 1998, respectively compared to 20.04% and 19.69% for the year ago periods. "Cash" earnings are presented because they measure the Company's ability to support growth, pay dividends and repurchase stock. The Company's "cash" earnings per share and other ratios are not necessarily comparable to similarly titled measures reported by other companies.

Taxable equivalent net interest income was $76.3 million in the third quarter of 1998, up 13.7% from the year ago quarter. The increase resulted from a 20.3% increase in average interest earning assets between quarters. The net interest spread and the net interest margin decreased to 4.16% and 5.79%, respectively for the third quarter from 4.61% and 6.13%, for the comparable period a year ago. Management expects net interest income to be essentially flat for the remainder of the year reflecting higher loan balances but lower rates. Actual results may vary if the assumption proves to be incorrect.

Average loans increased $848.4 million (24.6%) between third quarters to $4,302.8 million for quarter ended September 30, 1998. This increase reflected higher average commercial, construction, real estate commercial mortgage and residential first mortgage loans outstanding, up $588.4 million (35.6%), $90.1 million (67.7%), $85.1 million (12.8%) and $79.1 million (8.3%), respectively. The increase in commercial loans resulted from the Bank's internal loan generation, the acquisition of HB in January 1998 and purchases of corporate syndicated loans. The increase in real estate commercial mortgage loans was primarily from the acquisition of HB. The increases in construction loans and residential first mortgage loans resulted from the Bank's internal loan generation.

Total average deposits increased $672.6 million (18.6%) between third quarters due primarily to the acquisition of HB as well as increased deposit levels generated by the Bank's specialty deposit department and existing branches.

For the first nine months of 1998, average loans increased $834.1 million (25.2%) and total average investment and available-for-sale securities decreased $18.8 million (2.3%) over the same period of 1997. Total deposits for the nine months ended September 30, 1998 increased $658.0 million (18.6%) compared to the 1997 period. The change in the nine month average balance resulted from the same factors that caused the change between the third quarter average balances.

The provision for credit losses was zero for the quarters and nine months ended September 30, 1998 and 1997. Loans charged off in the third quarter of 1998 were $3.1 million, compared to $3.4 million in the third quarter of 1997. Recoveries were $2.8 million and $8.3 million in the quarters ended September 30, 1998 and 1997, respectively. The allowance for credit losses was 3.12% of total loans at September 30, 1998 compared to 3.90% at September 30, 1997 and 3.60% at December 31, 1997. The provision for credit losses is expected to remain at reduced levels for the remainder of 1998. This assumes that general economic conditions in Southern California will not deteriorate materially during the balance of 1998, and if this assumption proves to be inaccurate, a higher provision for credit losses may be required.

Noninterest income excluding gains and losses on the sale of securities and assets totaled $15.5 million for the third quarter of 1998, up $2.6 million (19.9%) from a year earlier. For the nine months ended September 30, 1998, noninterest income, excluding gains and losses on sale of securities and assets, totaled $46.3 million, an increase of $7.9 million (20.5%) from last year's total of $38.4 million. Service charges on deposit accounts increased $0.6 million (17.4%) and $3.1 million (31.8%), respectively, for the quarter and nine months ended September 30, 1998 due primarily to increases in service charge fee schedules effective during the fourth quarter of 1997 and the acquisition of HB. Investment services income increased $1.0 million (27.7%) and $2.2 million (23.3%) compared to the same periods a year ago due to new customers and new investment products offered to customers. During the first quarter of 1998, the company invested in bank owned life insurance that generated $0.5 million and $1.6 million in noninterest income in the third quarter and first nine months of 1998, respectively. Noninterest income is expected to continue to grow during the remainder of 1998 and will benefit from the acquisition of North American Trust Company when the transaction is completed.

Noninterest expense totaled $50.9 million in the third quarter of 1998, an increase of $5.9 million (13.2%) from the third quarter of 1997. For the nine months of 1998, noninterest expense totaled $158.2 million, an increase of $24.0 million (17.9%) from the same period last year. Salaries and other employee benefits increased $4.2 million (16.5%) and $13.7 million (18.6%) for the quarter and nine months ended September 30, 1998 from the comparable periods in 1997, due primarily to the additional personnel added as a result of the acquisition of HB, the hiring of additional personnel to pursue other opportunities, and moving to a more performance-based compensation structure. The expense categories, other than staff, increased $1.7 million (8.8 %) and $10.4 million (17.1%) for the quarter and nine months ended September 30, 1998 from the comparable periods in 1997. For the quarter increases in net occupancy of premises ($1.0 million), due to the HB acquisition, and depreciation ($0.8 million), due to capital expenditures in 1997, were the major contributors to higher expenses. In addition to the year to date increases in these categories, increases in professional expenses resulted primarily from higher customer service expense due to increased volumes and higher consulting fees, and higher promotion expense resulted from the Company's increased advertising program. Amortization of goodwill and core deposit intangibles for the third quarter was $1.7 million and increased to $5.1 million for the first nine months of 1998 from $4.5 million in the same period of 1997, reflecting primarily the acquisition of HB. Lower data processing expense is attributable to savings from the conversion of core operating systems to a new data processing provider. Other increases are attributable primarily to the acquisition of HB. Noninterest expense levels for the remainder of 1998 are expected to be higher than in 1997 reflecting the growth of the Company and the acquisition of HB.

The Year 2000 issue is the result of computer programs written using two digits (rather than four) to define years. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. This could result in system failure or miscalculations. If the Company or significant customers, suppliers or other third parties fail to correct Year 2000 issues, the Company's ability to operate could be affected.

During the third quarter, efforts continued to address Year 2000 matters in accordance with the Company's five-phase project plan which covers information technology as well as embedded systems. The five phases are awareness, assessment, renovation, validation and implementation with contingency planning as a part of the validation phase. As previously reported, the first two phases of awareness and assessment have been completed. The Company has now completed approximately 80% of its renovation phase. The renovation phase pertains to internal programs and applications that are not mission critical. As part of the validation phase, the Company has completed development of its test lab and has already certified as Year 2000 compliant 80% of its hardware, and software applications. On October 4, 1998, M&I, the Bank's core processing provider, successfully completed the Year 2000 upgrade of its software. The upgrade had no production impact on either Bank customers or the Bank. Final Year 2000 certification will be completed with M&I by the end of the first quarter of 1999. In accordance with the Federal Financial Institution Examination Council's latest guidance, the Company expects to complete its implementation of mission critical internal and external systems and applications by June 30, 1999. The Company has developed a contingency plan for each of its mission critical business functions. The plan establishes trigger dates by which the contingency plan will be implemented for each vendor who is not Year 2000 compliant. However, these plans do not guarantee that circumstances beyond the Company's control will not adversely impact operations. At this time based on assessments and testing to date, the Company does not foresee any Year 2000 issues that would materially impair the Bank's ability to conduct business.

The Company is engaged in the ongoing process of considering and examining whether or not there would be a material effect on its business, net income or balance sheet if its vendors, suppliers and customers do not become Year 2000 compliant in a timely manner. With regard to customer readiness the Company has queried all borrowers with loans of $1.0 million and over. For those customers having responded, it has been determined that the customer base would either be only slightly impacted by Year 2000 matters or the customer's compliance efforts at this time are satisfactory to the point where the Company has determined there would not be a material effect on the Company. In addition, there is a group of customers that have indicated that their compliance will be in the future and the Company continues to monitor their progress. Wherein the Company is a third party vendor, as in the area of cash management, it is believed at this time, that the Company will reach compliance by March 31, 1999. However, if the Company is not compliant, the customer will be allowed to terminate their contract. The loss of revenue from this type of relationship would not be material. In terms of our corporate counterparts for Asset/Liability Management and the International Department, the Company's analysis of the corporate counterparts is underway and the effect if any should be finalized by March 31, 1999.

In the third quarter of 1998, approximately $0.5 million was spent on Year 2000 matters, bringing the nine months total expenditures to approximately $1.2 million.

The Company's effective tax rate of 35.9% in the third quarter of 1998 was slightly higher than the previous quarter and essentially unchanged from the previous year's third quarter.

The following table presents the components of net interest income on a fully taxable equivalent basis for the three months ended September 30, 1998 and 1997.

                           NET INTEREST INCOME SUMMARY

                                                             SEPTEMBER 30, 1998                     SEPTEMBER 30, 1997
                                                       -------------------------------      ------------------------------------
                                                                    INTEREST     AVERAGE                     INTEREST     AVERAGE
                                                       AVERAGE       INCOME/    INTEREST      AVERAGE         INCOME/     INTEREST
Dollars in thousands                                   BALANCE       EXPENSE      RATE        BALANCE         EXPENSE       RATE
--------------------                                   -------      --------    --------      -------         -------     --------
A S S E T S
  Earning assets(1)
       Loans:
           Commercial                                 $ 2,241,282    $ 49,867      8.83%    $ 1,652,857       $ 39,342       9.44%
           Residential first mortgages                  1,035,779      19,966      7.65         956,729         18,477       7.66
           Real estate - construction                     223,136       6,543     11.63         133,054          4,084      12.18
           Real estate - commercial mortgage              751,291      17,369      9.17         666,195         16,373       9.75
           Installment                                     51,345         958      7.40          45,550          1,295      11.28
                                                    --------------  ----------             -------------     ----------
           Total loans(2)                               4,302,833      94,703      8.73       3,454,385         79,571       9.14
       Due from banks-interest bearing                      9,282         144      6.15             413              2       1.92
       State and municipal investment securities          103,175       1,799      6.92         108,715          1,916       6.99
       Taxable investment securities                       95,005       1,477      6.17         122,231          2,010       6.52
       Securities available for sale                      620,063      10,601      6.78         586,648         10,143       6.86
       Federal funds sold and securities
           purchased under resale agreements               31,067         420      5.36          21,918            313       5.67
       Trading account securities                          63,555         951      5.94          49,455            763       6.12
                                                    --------------  ----------             -------------     ----------
           Total earning assets                         5,224,980     110,095      8.36       4,343,765         94,718       8.65
                                                                    ----------                               ----------
       Allowance for credit losses                       (136,083)                             (135,597)
       Cash and due from banks                            304,435                               337,037
       Other nonearning assets                            275,427                               224,273
                                                    --------------                         -------------
           Total assets                               $ 5,668,759                           $ 4,769,478
                                                    --------------                         -------------
                                                    --------------                         -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits:
       Interest checking accounts                       $ 372,978         929      0.99       $ 347,785            881       1.01
       Money market accounts                              917,014       7,128      3.08         804,442          6,163       3.04
       Savings deposits                                   166,525       1,542      3.67         167,650          1,433       3.39
       Time deposits - under $100,000                     193,123       2,584      5.31         223,996          2,909       5.15
       Time deposits - $100,000 and over                  780,447      10,603      5.39         561,287          7,695       5.44
                                                    --------------  ----------             -------------     ----------
           Total interest - bearing deposits            2,430,087      22,786      3.72       2,105,160         19,081       3.60

       Federal funds purchased and securities
           sold under repurchase agreements               414,103       5,713      5.47         183,749          2,480       5.35
       Other borrowings                                   350,958       5,330      6.03         422,808          6,051       5.68
                                                    --------------  ----------             -------------     ----------
           Total interest - bearing liabilities         3,195,148      33,829      4.20       2,711,717         27,612       4.04
                                                                    ----------                               ----------
  Noninterest - bearing deposits                        1,866,634                             1,518,937
  Other liabilities                                        68,467                                58,524
  Shareholders' equity                                    538,510                               480,300
                                                    --------------                         -------------
           Total liabilities and shareholders'
                          equity                      $ 5,668,759                           $ 4,769,478
                                                    --------------                         -------------
                                                    --------------                         -------------
Net interest spread                                                                4.16%                                     4.61%
                                                                                   ----                                      ----
                                                                                   ----                                      ----
Fully taxable equivalent net interest income                         $ 76,266                               $ 67,106
                                                                    ----------                             ----------
                                                                    ----------                             ----------
Net interest margin                                                                5.79%                                     6.13%
                                                                                   ----                                      ----
                                                                                   ----                                      ----

(1) Includes average nonaccrual loans of $31,239 and $36,483 for 1998 and 1997, respectively.
(2) Loan income includes loan fees of $3,116 and $2,630 for 1998 and 1997, respectively.

The following table presents the components of net interest income on a fully taxable equivalent basis for the nine months ended September 30, 1998 and 1997.

                           NET INTEREST INCOME SUMMARY

                                                             SEPTEMBER 30, 1998                       SEPTEMBER 30, 1997
                                                     -------------------------------------     ----------------------------------
                                                                   INTEREST      AVERAGE                   INTEREST      AVERAGE
                                                     AVERAGE        INCOME/      INTEREST      AVERAGE      INCOME/      INTEREST
Dollars in thousands                                 BALANCE        EXPENSE        RATE        BALANCE      EXPENSE        RATE
--------------------                                 -------       --------      --------      -------     --------      --------
A S S E T S
 Earning assets   (1)
    Loans:
        Commercial                                 $ 2,128,408       $144,618       9.08%   $ 1,570,668    $110,040       9.34%
        Residential first mortgages                  1,028,118         58,684       7.63        935,067      54,584        7.80
        Real estate - construction                     174,332         14,763      11.32        122,766      10,766       11.72
        Real estate - commercial mortgage              760,594         54,768       9.63        633,082      46,848        9.89
        Installment                                     51,340          3,808       9.92         47,075       3,780       10.74
                                                  -------------    -----------              ------------   ---------
        Total loans (2)                              4,142,792        276,641       8.93      3,308,658     226,018        9.13
    Due from banks-interest bearing                      6,391            283       5.92          2,825         100        4.73
    State and municipal investment securities          104,942          5,313       6.77        104,547       5,500        7.03
    Taxable investment securities                      105,488          5,006       6.34        117,123       5,725        6.54
    Securities available for sale                      601,186         30,727       6.83        608,742      30,840        6.77
    Federal funds sold and securities
        purchased under resale agreements               43,850          1,827       5.57         22,012         896        5.44
    Trading account securities                          52,650          2,349       5.97         46,004       2,000        5.81
                                                  -------------    -----------              ------------   ---------
        Total earning assets                         5,057,299        322,146       8.52      4,209,911     271,079        8.60
                                                                   -----------                             ---------
    Allowance for credit losses                       (137,742)                                (136,123)
    Cash and due from banks                            309,709                                  334,080
    Other nonearning assets                            273,766                                  220,145
                                                  -------------                             ------------
        Total assets                               $ 5,503,032                              $ 4,628,013
                                                  -------------                             ------------
                                                  -------------                             ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
    Interest checking accounts                       $ 384,482          2,850       0.99      $ 366,036       2,757        1.01
    Money market accounts                              870,405         19,865       3.05        793,900      17,952        3.02
    Savings deposits                                   167,688          4,520       3.60        169,210       4,216        3.33
    Time deposits - under $100,000                     204,683          8,050       5.26        226,787       8,672        5.11
    Time deposits - $100,000 and over                  749,724         29,826       5.32        506,560      20,010        5.28
                                                  -------------    -----------              ------------   ---------
        Total interest - bearing deposits            2,376,982         65,111       3.66      2,062,493      53,607        3.48

    Federal funds purchased and securities
        sold under repurchase agreements               375,071         15,280       5.45        225,770       8,888        5.26
    Other borrowings                                   335,240         15,149       6.04        348,533      14,556        5.58
                                                  -------------    -----------              ------------   ---------
        Total interest - bearing liabilities         3,087,293         95,540       4.14      2,636,796      77,051        3.91
                                                                   -----------                             ---------
 Noninterest - bearing deposits                      1,815,518                                1,471,934
 Other liabilities                                      65,010                                   54,218
 Shareholders' equity                                  535,211                                  465,065
                                                  -------------                             ------------
        Total liabilities and shareholders'
                  equity                           $ 5,503,032                              $ 4,628,013
                                                  -------------                             ------------
                                                  -------------                             ------------
Net interest spread                                                                 4.38%                                  4.69%
                                                                                    ----                                   ----
                                                                                    ----                                   ----
Fully taxable equivalent net interest income                         $226,606                              $194,028
                                                                   -----------                             ---------
                                                                   -----------                             ---------
Net interest margin                                                                 5.99%                                  6.16%
                                                                                    ----                                   ----
                                                                                    ----                                   ----

(1) Includes average nonaccrual loans of $33,833 and $40,922 for 1998 and 1997, respectively.
(2) Loan income includes loan fees of $8,814 and $6,516 for 1998 and 1997, respectively.

     The following tables set forth the changes in net interest income on a fully taxable equivalent basis broken down by volume and rates. The change in interest due to both volume and rate has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                        CHANGES IN NET INTEREST INCOME

                                                            FOR THE THREE                                FOR THE THREE
                                                     MONTHS ENDED SEPTEMBER 30,                   MONTHS ENDED SEPTEMBER 30,
DOLLARS IN THOUSANDS                                        1998 VS 1997                                1997 VS 1996
---------------------------                   ----------------------------------------   -------------------------------------------
                                                INCREASE (DECREASE)           NET           INCREASE (DECREASE)             NET
                                                       DUE TO              INCREASE               DUE TO                 INCREASE
                                              ----------------------                     ------------------------
                                                VOLUME       RATE         (DECREASE)       VOLUME         RATE          (DECREASE)
                                              ----------   ---------    --------------   -----------    ---------     --------------
Interest earned on:
Interest-bearing deposits
   in other banks                              $    130       $    12       $    142       $   (191)      $   (117)      $   (308)
Loans                                            18,832        (3,700)        15,132         18,994          2,059         21,053
Investment securities                              (547)         (103)          (650)           691             81            772
Securities available for sale                       576          (118)           458         (1,204)           487           (717)
Trading account securities                          211           (23)           188            150             10            160
Federal funds sold and
    securities purchased
    under  resale  agreements                       125           (18)           107           (492)            12           (480)
                                               --------       -------       --------       --------       --------       --------
    Total interest-earning assets                19,327        (3,950)        15,377         17,948          2,532         20,480
                                               --------       -------       --------       --------       --------       --------

Interest paid on:

Interest checking                                    66           (18)            48            117           --              117
Money market deposits                               882            83            965            498             96            594
Savings deposits                                    (10)          119            109            302             75            377
Other time deposits                               2,563            20          2,583          3,793            416          4,209
Other borrowings                                  2,278           234          2,512           (420)           389            (31)
                                               --------       -------       --------       --------       --------       --------
    Total interest-bearing liabilities            5,779           438          6,217          4,290            976          5,266
                                               --------       -------       --------       --------       --------       --------
                                               $ 13,548       $(4,388)      $  9,160       $ 13,658       $  1,556       $ 15,214
                                               --------       -------       --------       --------       --------       --------
                                               --------       -------       --------       --------       --------       --------




                                                          FOR THE NINE                                 FOR THE NINE
                                                   MONTHS ENDED SEPTEMBER 30,                   MONTHS ENDED SEPTEMBER 30,
DOLLARS IN THOUSANDS                                      1998 VS 1997                                1997 VS 1996
-----------------------------                 ----------------------------------------   -------------------------------------------
                                                INCREASE (DECREASE)           NET           INCREASE (DECREASE)             NET
                                                       DUE TO              INCREASE               DUE TO                 INCREASE
                                              ----------------------                     ------------------------
                                                VOLUME       RATE         (DECREASE)       VOLUME         RATE          (DECREASE)
                                              ----------   ---------    --------------   -----------    ---------     --------------
Interest earned on:
Interest-bearing deposits
    in other banks                            $    153       $     30       $    183       $   (892)      $   (154)      $ (1,046)
Loans                                           55,683         (5,060)        50,623         56,583          3,016         59,599
Investment securities                             (562)          (344)          (906)         2,742             86          2,828
Securities available for sale                     (385)           272           (113)        (3,242)         1,754         (1,488)
Trading account securities                         293             56            349            512            (55)           457
Federal funds sold and
    securities purchased
    under resale agreements                        910             21            931         (1,999)           (63)        (2,062)
                                              --------       --------       --------       --------       --------       --------
    Total interest-earning assets               56,092         (5,025)        51,067         53,704          4,584         58,288
                                              --------       --------       --------       --------       --------       --------

Interest paid on:

Interest checking                                  145            (52)            93            387           --              387
Money market deposits                            1,734            179          1,913          1,499            276          1,775
Savings deposits                                   (38)           342            304            907            220          1,127
Other time deposits                              8,750            444          9,194          9,421            488          9,909
Other borrowings                                 5,778          1,207          6,985          2,088            553          2,641
                                              --------       --------       --------       --------       --------       --------
    Total interest-bearing liabilities          16,369          2,120         18,489         14,302          1,537         15,839
                                              --------       --------       --------       --------       --------       --------

                                              $ 39,723       $ (7,145)      $ 32,578       $ 39,402       $  3,047       $ 42,449
                                              --------       --------       --------       --------       --------       --------
                                              --------       --------       --------       --------       --------       --------

                                       13

    BALANCE SHEET ANALYSIS

    SECURITY PORTFOLIO

    Comparative period-end security portfolio balances are presented below:

                                                                       INVESTMENT SECURITIES

                                            SEPTEMBER 30,                    DECEMBER 31,                  SEPTEMBER 30,
                                                1998                            1997                            1997
                                         ----------------------          -----------------------         -----------------------
DOLLARS IN THOUSANDS                     COST        FAIR VALUE          COST         FAIR VALUE         COST         FAIR VALUE
--------------------                     ----        ----------          ----         ----------         ----         ----------
Mortgage-backed                        $ 87,456        $ 88,406        $107,386        $107,728        $110,913        $110,985
State and Municipal                     102,148         104,272         107,567         108,756         107,804         108,724
Other debt                                3,155           3,154           3,216           3,201           3,215           3,215
                                       --------        --------        --------        --------        --------        --------
     Total debt securities              192,759         195,832         218,169         219,685         221,932         222,924
Equity                                       12              12           7,765           7,780           6,520           6,520
                                       --------        --------        --------        --------        --------        --------
     Total securities                  $192,771        $195,844        $225,934        $227,465        $228,452        $229,444
                                       --------        --------        --------        --------        --------        --------
                                       --------        --------        --------        --------        --------        --------


                                                                    AVAILABLE-FOR-SALE SECURITIES

                                            SEPTEMBER 30,                    DECEMBER 31,                  SEPTEMBER 30,
                                                1998                            1997                            1997
                                         ----------------------          -----------------------         -----------------------
DOLLARS IN THOUSANDS                     COST        FAIR VALUE          COST         FAIR VALUE         COST         FAIR VALUE
--------------------                     ----        ----------          ----         ----------         ----         ----------
U.S. Gov. and federal agency           $270,032       $279,521         $255,552       $257,057         $259,859       $260,246
Mortgage-backed                         189,559        193,225          171,439        172,075          153,697        152,930
State and Municipal                       2,179          2,195            5,911          5,997            5,920          5,983
Other debt                              136,870        138,942           23,928         25,920           24,131         24,979
                                       --------       --------         --------       --------         --------       --------
     Total debt securities              598,640        613,883          456,830        461,049          443,607        444,138
Marketable equity securities            117,067        120,508          141,080        146,139          138,527        142,613
                                       --------       --------         --------       --------         --------       --------
     Total securities                  $715,707       $734,391         $597,910       $607,188         $582,134       $586,751
                                       --------       --------         --------       --------         --------       --------
                                       --------       --------         --------       --------         --------       --------


         The following tables provide the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of September 30, 1998.

                                                              INVESTMENT DEBT SECURITIES

                               ONE YEAR          OVER 1 YEAR           OVER 5 YEARS
                               OR LESS           THRU 5 YEARS          THRU 10 YEARS        OVER 10 YEARS            TOTAL
                          ----------------      ---------------       ---------------      ---------------       ---------------
DOLLARS IN THOUSANDS      AMOUNT     YIELD      AMOUNT    YIELD       AMOUNT    YIELD      AMOUNT    YIELD       AMOUNT    YIELD
--------------------      ------     -----      ------    -----       -----     -----      ------    -----       ------    -----
Mortgage-backed          $28,686     6.77%     $ 48,908   6.49%      $ 9,862   7.12%       $  --      -- %      $ 87,456   6.66%
State and Municipal       24,922     6.60        64,064   6.73        13,162   7.03           --      --         102,148   6.74
Other debt                 1,000     8.00         2,155   7.14          --       --           --      --           3,155   7.41
                         -------     -----     --------   -----      -------   -----       -------   ----       --------   -----
 Total debt securities   $54,608     6.71%     $115,127   6.64%      $23,024   7.07%       $  --      -- %      $192,759   6.71%
                         -------               --------              -------               -------              --------
                         -------               --------              -------               -------              --------
     Fair value          $54,651               $117,314              $23,867               $  --                $195,832
                         -------               --------              -------               -------              --------
                         -------               --------              -------               -------              --------


                                                        AVAILABLE-FOR-SALE DEBT SECURITIES

                               ONE YEAR          OVER 1 YEAR           OVER 5 YEARS
                               OR LESS           THRU 5 YEARS          THRU 10 YEARS        OVER 10 YEARS            TOTAL
                          ----------------      ---------------       ---------------      ---------------       ---------------
DOLLARS IN THOUSANDS      AMOUNT     YIELD      AMOUNT    YIELD       AMOUNT    YIELD      AMOUNT    YIELD       AMOUNT    YIELD
--------------------      ------     -----      ------    -----       -----     -----      ------    -----       ------    -----
U.S. Gov. and
 federal agency........  $12,489    5.74%      $235,751   6.12%      $ 31,281   6.26%       $  --      -- %      $279,521   6.12%
Mortgage-backed........     --        --           --      --            --      --          193,225  6.75        193,225   6.75
State and Municipal....     --        --          2,195   5.92           --      --            --      --           2,195   5.92
Other debt.............     --        --           --      --          95,842   7.71          43,100  8.07        138,942   7.82
                         -------     ----      --------   -----      --------   -----       --------  -----      --------   -----
 Total debt securities.  $12,489    5.74%      $237,946   6.12%      $127,123   7.35%       $236,325  6.99%      $613,883   6.70%
                         -------               --------              --------               --------             --------
                         -------               --------              --------               --------             --------
     Amortized cost....  $12,464               $229,868              $124,830               $231,478             $598,640
                         -------               --------              --------               --------             --------
                         -------               --------              --------               --------             --------


     Dividend income included in interest income on securities in the Consolidated Statement of Income and Comprehensive Income in the third quarter of 1998 and 1997 was $1.9 million and $2.4 million, respectively and for the nine months of 1998 and 1997 was $6.5 million and $6.3 million, respectively.

LOAN PORTFOLIO
      A comparative period-end loan table is presented below:

                                                                                   LOANS

                                                      SEPTEMBER 30,              DECEMBER 31,               SEPTEMBER 30,
DOLLARS IN THOUSANDS                                       1998                      1997                        1997
-----------------------------                         -------------              ------------               -------------
Commercial                                            $   2,280,202              $  1,972,232                $ 1,694,859
Residential first mortgage                                1,033,799                   980,040                    951,688
Real estate - construction                                  234,519                   144,558                    144,989
Real estate - mortgage                                      744,265                   686,188                    695,434
Installment                                                  51,011                    42,206                     43,152
                                                      -------------              ------------               -------------
      Total loans, gross                                  4,343,796                 3,825,224                  3,530,122
Less: Allowance for credit losses                          (135,486)                 (137,761)                  (137,850)
                                                      -------------              ------------               -------------
      Total loans, net                                $   4,208,310              $  3,687,463                $  3,392,272
                                                      -------------              ------------               -------------
                                                      -------------              ------------               -------------

     Gross loans at September 30, 1998 amounted to $4,343.8 million, up $813.7 million (23.0%) from September 30, 1997 and up $518.6 million (13.6%)
from December 31, 1997. Approximately $152.2 million of the increase was due to the acquisition of HB. Also contributing to the $585.3 million increase in commercial loans from September 30, 1997 were loan originations and the purchase of syndicated corporate loans. The $82.1 million increase in residential first mortgage loans from the year ago quarter resulted from the Bank's own originations. Construction loans also increased by $89.5 million from September 30, 1997 as the Company continued to expand its lending for residential construction development. The Company expects that the Bank's loan portfolio will continue to increase from third quarter 1998 levels.

      The following table presents information concerning nonaccrual loans, ORE, and restructured loans.


                                                                NONACCRUAL LOANS, ORE AND RESTRUCTURED LOANS

                                                      SEPTEMBER 30,              DECEMBER 31,               SEPTEMBER 30,
DOLLARS IN THOUSANDS                                       1998                      1997                        1997
-----------------------------                         -------------              ------------               -------------

Nonaccrual loans:
  Commercial                                          $    10,200                 $    6,589                $    11,443
  Real estate                                              19,664                     19,243                     19,594
  Installment                                               2,642                      1,734                        --
                                                      -------------              ------------               -------------
        Total                                              32,506                     27,566                     31,037
ORE:                                                        2,148                      2,126                      7,433
                                                      -------------              ------------               -------------
      Total nonaccrual loans and ORE                  $    34,654                 $   29,692                $    38,470
                                                      -------------              ------------               -------------
                                                      -------------              ------------               -------------
Restructured loans, accruing                          $     1,766                 $    2,813                $     4,165
                                                      -------------              ------------               -------------
                                                      -------------              ------------               -------------


Total non accrual loans as a
   percentage of total loans...................              0.75%                      0.72%                      0.88%
Total non accrual loans and ORE as a
   percentage of total loans and ORE...........              0.80                       0.78                       1.09
Allowance for credit losses to total loans.....              3.12                       3.60                       3.90
Allowance for credit  losses
    to nonaccrual loans........................            416.80                     499.75                     444.15

                                      15

     The table below summarizes the approximate changes in nonaccrual loans for the quarters and nine months ended September 30, 1998 and September 30, 1997.

                                                             CHANGES IN NONACCRUAL LOANS

                                             FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                             ---------------------------        -------------------------
DOLLARS IN MILLIONS                           1998              1997              1998              1997
-------------------                           ----              ----              ----              ----
Balance, beginning of period                  $33.2             $40.8             $27.6             $41.5
Additions from acquisitions                     --                --                3.1               2.4
Loans placed on nonaccrual                      5.4               5.2              30.2              25.7
Charge offs                                    (1.9)             (2.2)             (9.5)            (11.0)
Loans returned to accrual status                 --              (6.8)               --              (9.9)
Repayments (including interest
     applied to principal)                     (4.2)             (5.5)            (18.9)            (14.6)
Transfer to ORE                                  --              (0.5)               --              (3.1)
                                              -----             -----             -----             -----
Balance, end of period                        $32.5             $31.0             $32.5             $31.0
                                              -----             -----             -----             -----
                                              -----             -----             -----             -----


     At September 30, 1998, in addition to loans disclosed above as nonaccrual or restructured, management had also identified $3.5 million of problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable.

ALLOWANCE FOR CREDIT LOSSES

     The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:

                                                                     CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                         FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                       SEPTEMBER 30,
                                                         ---------------------------         -------------------------
DOLLARS IN MILLIONS                                         1998              1997              1998              1997
-------------------                                         ----              ----              ----              ----
Average amount of loans outstanding                       $4,302.8          $3,454.4         $4,142.8          $3,308.7
                                                          --------          --------         --------          --------
                                                          --------          --------         --------          --------
Balance of allowance for credit losses,
     beginning of period                                  $  135.8          $  132.9         $  137.8          $  130.1
Loans charged off:
     Commercial                                                1.9               2.7             12.9              10.9
     Real estate                                               1.2               0.7              2.1               4.2
                                                          --------          --------         --------          --------
          Total loans charged off                              3.1               3.4             15.0              15.1
                                                          --------          --------         --------          --------
Less recoveries of loans previously charged off:
     Commercial                                                2.4               2.4              9.5               8.7
     Real estate                                               0.4               5.9              0.5               7.1
                                                          --------          --------         --------          --------
          Total recoveries                                     2.8               8.3             10.0              15.8
                                                          --------          --------         --------          --------
Net loans (charged off) recovered                             (0.3)              4.9             (5.0)              0.7
Additions to allowance from provisions                          --                --               --                --
Additions to allowance from acquisitions                        --                --              2.7               7.0
                                                          --------          --------         --------          --------
Balance, end of period                                    $  135.5          $  137.8         $  135.5          $  137.8
                                                          --------          --------         --------          --------
                                                          --------          --------         --------          --------
Ratio of net charge-offs
   to average loans                                           0.01%               *              0.12%               *
                                                          --------          --------         --------          --------
                                                          --------          --------         --------          --------

Ratio of allowance for credit losses
   to total period end loans                                                                     3.12%             3.90%
                                                                                             --------           -------
                                                                                             --------           -------

* Not meaningful

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for "well capitalized" institutions and the capital ratios for the Company and the Bank at September 30, 1998, December 31, 1997 and September 30, 1997.


                                  Regulatory
                               Well Capitalized  September 30,  December 31, September 30,
                                  Standards         1998           1997          1997
                               ----------------  -------------  ------------ -------------
CITY NATIONAL CORPORATION
Tier 1 leverage                    4.00%            8.33%           9.19%        9.09%
Tier 1 risk-based capital          6.00             9.81           10.99        11.43
Total risk-based capital          10.00            13.69           12.27        12.71

CITY NATIONAL BANK
Tier 1 leverage                    5.00             7.90            7.93         7.86
Tier 1 risk-based capital          6.00             9.28            9.50         9.92
Total risk-based capital          10.00            13.17           10.78        11.20


In September, the Company completed a 1.0 million-share common stock buyback program that had been announced in April, at a cost of $34.3 million or an average price of $34.27 per share. Concurrently, a new 1.0 million-share common stock buyback program was announced. Shares are repurchased from time to time in open market transactions. As of October 31, 1998 the Company had repurchased 128,000 shares under this program at a total cost of $3.5 million, or an average price of $27.38 per share. Shares purchased under the buyback program will be reissued upon the exercise of stock options and for other general corporate purposes.

On October 28, 1998, the Company declared a regular quarterly dividend of $.14 per share, payable November 12, 1998 to shareholders of record as of November 3, 1998.

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

The use of interest rate swaps to manage interest rate exposure involves the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts potentially subject to credit and market risks are much smaller. At September 30, 1998, almost all of the Company's interest rate swaps were entered into as hedges against a decrease in interest income generated from prime based loans if the prime decreased. The Company has not entered into transactions involving any other interest rate derivative financial instruments, such as interest rate floors, caps and interest rate futures contracts.

At September 30, 1998, the under-one-year cumulative gap was a $63.2 million (1.1% of total assets) net asset position compared with a net asset position of $132 million (3% of total assets) at December 31, 1997. The decrease resulted from an increase in interest rate risk mitigation activities and relatively low holdings of short-term rate-sensitive assets. As of September 30, 1998, the Company has $610.0 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $420.0 million have maturities greater than one year. The Company's interest-rate risk-management instruments had a fair value of $9.9 million and $1.7 million and an exposure to credit risk of $2.2 million and $1.8 million at September 30, 1998 and December 31, 1997, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at the end of the period. The Company's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain thresholds are exceeded. No amounts were required to be deposited by the Company or its counterparties as of September 30, 1998.

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

At September 30, 1998, the Company's outstanding foreign exchange contracts totaled $20.3 million. The Company enters into foreign exchange contracts with its customers and counterparty banks solely for the purpose of offsetting or hedging transaction and economic exposures arising out of commercial transactions. The Company's policies prohibit outright speculation by the Company and its employees. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at September 30, 1998 had remaining maturities of six months or less with the exception of $8.9 million which had remaining maturities ranging between six months and 24 months.

LIQUIDITY MANAGEMENT

The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco, and a portfolio of securities availabie-for-sale. Liquidity is also provided by maturing investment securities and loans.

Average core deposits and shareholders' equity comprised 71.5% of total funding in the third quarter of 1998, compared to 74.3% in the third quarter of 1997. This decrease has required that the Company increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits and shareholders' equity, the Company has not faced any liquidity constraints.

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

--Interest rates. Management anticipates that the recent easing of interest rates may continue. If interest rates vary substantially from present levels, this may cause the Company's results to differ materially.

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

--Competition. The Bank competes with numerous other domestic and foreign financial institutions and non-depository financial intermediaries. Results may differ if circumstances affecting the nature or level of competitive change, such as the merger of competing financial institutions.

--Credit quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk. These procedures and policies assess the likelihood of nonperformance, track loan performance and diversify the Bank's credit portfolio, but may not prevent unexpected losses that could adversely affect the Company's results.

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

PART 11. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                None

ITEM 5.  OTHER INFORMATION
         (a)    Exhibits
                10.22.2 Employment agreement dated as of July 15, 1998, between Russell Goldsmith and City National Bank

         (b)    Reports on Form 8-K
                None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CITY NATIONAL CORPORATION
                                           (Registrant)



DATE:   November 16, 1998                   /s/  FRANK P. PEKNY
        -------------------------           -------------------------------
                                            FRANK P. PEKNY
                                            Executive Vice President
                                            and Chief Financial Officer