Form 10-K
period 1998-12-31
CITY NATIONAL CORP
filed 1999-03-18
CIK 201461

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1998              COMMISSION FILE NUMBER 1-10521

                            ------------------------

                           CITY NATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)

                            ------------------------

         DELAWARE                 95-2568550
      (State or other          (I.R.S. Employer
      jurisdiction of         Identification No.)
     incorporation or
       organization)

   CITY NATIONAL CENTER              90210
 400 NORTH ROXBURY DRIVE,
 BEVERLY HILLS, CALIFORNIA
   (Address of principal          (Zip Code)
    executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 888-6000

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                       NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                WHICH REGISTERED
-----------------------------------  -----------------------------
   Common Stock, $1.00 par value        New York Stock Exchange

    NO SECURITIES ARE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                            ------------------------

    Number of shares of common stock outstanding at February 26,
1999:  46,260,862

    Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 26, 1999: $1,270,826,633

                      DOCUMENTS INCORPORATED BY REFERENCE

    THE INFORMATION REQUIRED TO BE DISCLOSED PURSUANT TO PART III OF THIS REPORT EITHER SHALL BE (I) DEEMED TO BE INCORPORATED BY REFERENCE FROM SELECTED PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR CITY NATIONAL CORPORATION'S 1999 ANNUAL MEETING OF SHAREHOLDERS, IF SUCH PROXY STATEMENT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE CORPORATION'S MOST RECENTLY COMPLETED FISCAL YEAR, OR
(II) INCLUDED IN AN AMENDMENT TO THIS REPORT FILED WITH THE COMMISSION ON FORM 10-K/A.

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

    The Bank, which was founded in 1953 and opened for business in January 1954, conducts business in Southern California. After giving effect to the opening of the Bank's Burbank branch on March 1, 1999, the bank operates twenty five banking offices in Los Angeles County, five in Orange County, three in San Diego County, three in Riverside County and three in Ventura County.

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

    On January 9, 1998, the Company completed its acquisition of Harbor Bancorp
(HB), a one-bank holding company with six branches and total assets at December 31, 1997 of $241.8 million. The total purchase price was approximately $34.5 million. The Company issued approximately 540,000 shares, primarily from treasury with an aggregate market value of $17.9 million and paid the remainder in cash. The Company closed the Huntington Beach branch of Harbor Bank on January 26, 1998.

    On February 27, 1998, the Company sold its Wilmington branch, which was acquired as part of the 1997 acquisition of VCNB, to Banco Popular, N.A. (California).

    On May 15, 1998, the Bank closed its former Magnolia branch, which had been acquired as part of the Company's 1997 acquisition of RNB.

    On December 31, 1998, the Company completed its acquisition of North American Trust Company (NATC), an independent trust company, for $11.5 million in an all cash transaction. NATC had approximately $4 billion in total assets under management or administration.

    The Company is engaged in one operating segment: providing private and business banking services. The Bank operates primarily in the Southern California market, and is the largest commercial bank headquartered in that region. The Bank's principal customer base comprises small- to middle-market companies with annual sales revenue of up to $250 million, entrepreneurs, professionals, and high net worth individuals. The Bank typically serves customers seeking relationship banking, which it seeks to provide through a high level of personal service, tailored products, and private banking teams. The Bank offers commercial and personal loans of all types, deposit, cash management, international banking and other products and services. In addition, the Bank lends, invests and provides services in accordance with its Community Reinvestment Act commitment. Through City National Investments, the bank offers personal and employee benefit trust and estate services and deals in money market and other investments for its own account and for the customers. The Bank also offers mutual funds in association with other companies.

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

    In September 1994, the Riegle-Neal Interstate Banking and Branch Efficiency Act (the Riegle-Neal Act) was enacted. Under the Riegle-Neal Act, interstate banking is allowed in three different forms:

    - A bank owned by a holding company may acquire a subsidiary bank anywhere in the United States.

    - A bank owned by a holding company may act as an agent in accepting deposits or servicing loans for any other bank or savings and loan owned by the holding company.

    - A bank itself may establish a branch in another state, but only if the bank's home state permits interstate mergers and branches, and the other state has not passed a law to prohibit interstate mergers or branches.

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

    The Bank is insured by the FDIC and therefore is subject to its regulations. Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provided authority for special assessments against insured deposits and required the FDIC to develop a general risk-based assessment system. During 1995, the Bank Insurance Fund reached its targeted level of 1.25% of estimated insured deposits. The FDIC reduced the assessment rate for well capitalized banks to $2,000 per year for 1996. Beginning January 1, 1998, the FDIC collected an assessment against Bank Insurance Fund-assessable deposits to be paid to the Financing Corporation of approximately 1.26 basis points on total deposits, as defined.

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

    Regulations adopted pursuant to FDICIA incorporate guidelines establishing standards for safety and soundness, including operational and managerial standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, assets growth and compensation, fees and benefits, and prohibit compensation deemed excessive. If the OCC finds that a bank has failed to meet any applicable standard, it may require the institution to submit an acceptable plan to achieve compliance, and if the bank fails to comply, the OCC must, by order, require it to correct the deficiency.

    Banking regulations also mandate that the Bank maintain an adequate allowance for loan losses. In compliance with these regulations, a quarterly Analysis and Recommendation of the Allowance for Credit Losses is presented to the Audit Committee of the Board of Directors by the Bank's Risk Management and Credit Administration departments, to make certain that the allowance is maintained within an acceptable range. While the allowance is allocated to portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety. The allowance is allocated to loan portfolios based on previous loan loss experience, management's evaluation of the current loan portfolio including trends and concentrations, and current and expected economic conditions. Classified loans are evaluated based on previous loan loss experience while certain loans possessing similar credit risks are evaluated in groups. Results of the Company's ongoing credit examination process and that of its regulators also factor into the determination of the adequacy of the allowance.

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

    CAPITAL ADEQUACY REQUIREMENTS

    Both the Federal Reserve Board and the OCC have adopted similar, but not identical, "risk-based" and "leverage" capital adequacy guidelines for bank holding companies and national banks, respectively. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for risk-free assets (E.G., cash) to 100% for relatively high-risk assets (E.G., commercial loans). These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base. Certain off-balance sheet items (E.G., standby letters of credit) are added to the risk-adjusted asset base. The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and national banks is presently 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, a limited amount of perpetual preferred stock, trust preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general loan-loss allowance. As of December 31, 1998, the Corporation had a ratio of total capital to risk-weighted assets (Total risk- based capital ratio) of 13.20% and a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 9.43%, while the Bank had a total risk-based capital ratio of 12.65% and a Tier 1 risk-based capital ratio of 8.90%.

    The minimum Tier 1 leverage ratio, consisting of Tier 1 capital to average adjusted total assets, is 3% for bank holding companies and national banks that have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other bank holding companies and national banks are expected to maintain a ratio of at least 1% to 2% or more above the stated minimum. As of

December 31, 1998, the Corporation had a Tier 1 leverage ratio of 7.99%, and the Bank's Tier 1 leverage ratio was 7.53%.

    The OCC has adopted regulations under FDICIA establishing capital categories for national banks and prompt corrective actions for undercapitalized institutions. The regulations create five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The following table shows as of December 31, 1998 the minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios, all of which must be satisfied for a bank to be classified as well capitalized, adequately capitalized or undercapitalized, respectively, together with the Bank's ratios which in all cases exceed the well capitalized minimums.

                                       MINUMUM TOTAL    MINIMUM TIER 1    MINIMUM TIER
                                        RISK-BASED        RISK-BASED       1 LEVERAGE
                                       CAPITAL RATIO     CAPITAL RATIO        RATIO
                                      ---------------  -----------------  -------------
City National Bank..................         12.65%             8.90%            7.53%
Well capitalized (1)................         10.00%             6.00%            5.00%
Adequately capitalized..............          8.00%             4.00%            4.00%(2)
Undercapitalized....................          6.00%             4.00%            3.00%

------------------------

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

    YEAR 2000 ISSUES

    During 1996, 1997, and 1998 the Federal Financial Institutions Examination Council ("FFIEC"), an organization comprised of representatives of the major bank regulatory agencies, including the Federal Reserve Board, the OCC and the FDIC, issued a number of statements relating to Year 2000 Issues-the risks attributed to the programming codes in many existing computer systems that may result in inaccurate calculations based on any two-digit field containing the value "00". For many systems, the two-digit "00" field will not permit accurate calculations based on current formulas on or after January 1, 2000 because that date may be read as January 1, 1900. The potential impact, particularly in the financial services industry, is that date-sensitive calculations could be based on erroneous data or could cause a systems failure.

    The FFIEC Statement of May 5, 1997 (the "Statement"), as supplemented by the FFIEC Guidelines of December 17, 1997 (the "Guidelines"), emphasize the need to make all information processing systems Year 2000 compliant and to identify specific concerns which should be considered in managing such a conversion program. Among other things, the Statement and Guidelines: (a) outline the Year 2000 project management process; (b) identify certain external risk issues that a Year 2000 conversion plan should consider, including reliance on vendors, data exchange with other firms and Year 2000 compliance by borrowers; and (c) describe other operational issues that may be relevant to a Year 2000 plan. The Guidelines also outline the responsibilities of senior management and the board of directors for addressing Year 2000 problems through active management and oversight of efforts to ensure that adequate resources and personnel are devoted to Year 2000 efforts. The Guidelines stress that Year 2000 Issues are an enterprise-wide challenge, and not solely a technology issue, require management to provide the board at least quarterly status reports on management's Year 2000 efforts and require development of a project planning process. The Guidelines also clarify the Statement regarding Year 2000 compliance by an institution's vendors. See the Noninterest Expense section of Management's Discussion and Analysis for information regarding the Company's "Year 2000 Readiness Disclosures."

ITEM 2. PROPERTIES

    The Company has its principal offices in the City National Center, 400 North Roxbury Drive, Beverly Hills, California 90210, which the Bank owns and occupies. After giving effect to the opening of the Bank's Burbank branch on March 1, 1999, the Company and its subsidiaries actively maintain operations in 39 banking offices and certain other properties.

    Since 1967, the Bank's Pershing Square Banking Office and a number of Bank departments have been the major tenant of the office building located at 606 South Olive Street in downtown Los Angeles. The building was originally developed and built by a partnership between a wholly-owned subsidiary of the Bank, Citinational Bancorporation, and Buckeye Construction Co. and Buckeye Realty and Management Corporation (two corporations then affiliated with Mr. Bram Goldsmith, Chairman of the Board of the Corporation). Since its completion, the building has been owned by Citinational-Buckeye Building Co., a limited partnership of which Citinational Bancorporation and Olive-Sixth Buckeye Co. are the only general partners, each with a 29% partnership interest. Citinational Bancorporation has an additional 3% interest as a limited partner of Citinational-Buckeye Building Co.; the remainder is held by other, unaffiliated limited partners. Olive-Sixth Buckeye Co. is a limited partnership of which Mr. Goldsmith is a 49% general partner; therefore, Mr. Goldsmith has an indirect 14% ownership interest in Citinational-Buckeye Building Co. The remaining general partner and all limited partners of Olive-Sixth Buckeye Co. are not affiliated with the Corporation. Since 1990, Citinational-Buckeye Building Co. has managed the building, which is almost fully leased.

    The major encumbrance on real properties owned directly by the Bank or its subsidiaries is a deed of trust on the 606 South Olive Street building, securing Citinational-Buckeye Building Company's note to City National Bank, which matured on December 31, 1998 and on which the unpaid balance at December 31, 1998, was $15,491,182. Citinational-Buckeye Building Co. and the Bank are in the process of renewing and/or extending the mortgage, although there can be no assurance that such renewal and/or extension will be accomplished.

    The Bank's subsidiary, Citinational Bancorporation, as of December 31, 1998 owned two buildings located on Olympic Boulevard in downtown Los Angeles, which are occupied primarily by the Bank's support departments and one of which contains a banking office. In addition, as of December 31, 1998, the Bank owned three other branch properties; the former main office of Riverside National Bank and one of its branches located in Riverside, and a branch located in Studio City plus one former branch property in Riverside.

    The remaining banking offices and other properties throughout Southern California are leased by the Bank. Total annual rental payments (exclusive of operating charges and real property taxes) approximate $15.2 million, with lease expiration dates ranging from 1999 to 2009, exclusive of renewal options.

ITEM 3. LEGAL PROCEEDINGS

    The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management and in-house counsel are of the opinion that the final outcome of such lawsuits will not have a material adverse effect upon the Corporation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Shown below are names and ages of all executive officers of the Corporation and officers of the Bank who may be deemed to be executive officers of the Corporation, with indication of all positions and offices with the Corporation and the Bank. Mr. Russell Goldsmith is the son of Mr. Bram Goldsmith.

    Capacities in which served:

                                                         PRESENT PRINCIPAL OCCUPATION AND PRINCIPAL
NAME                                            AGE        OCCUPATION DURING THE PAST FIVE YEARS
------------------------------------------      ---      ------------------------------------------
Bram Goldsmith............................          76   Chief Executive Officer (until October
                                                         1995) and Chairman of the Board, City
                                                         National Corporation; Chairman of the
                                                         Board and Chief Executive Officer, City
                                                         National Bank, until October 1995

                                                         PRESENT PRINCIPAL OCCUPATION AND PRINCIPAL
NAME                                            AGE        OCCUPATION DURING THE PAST FIVE YEARS
------------------------------------------      ---      ------------------------------------------
Russell Goldsmith.........................          49   Chief Executive Officer and Vice Chairman,
                                                         City National Corporation, October 1995 to
                                                         present; Chairman of the Board and Chief
                                                         Executive Officer, City National Bank,
                                                         October 1995 to present; President,
                                                         Goldsmith Entertainment Company,
                                                         production and media company, 1994 to
                                                         1995; Consultant, Spelling Entertainment
                                                         Group, Inc, television and home video
                                                         company, 1994 to 1995; Chairman of the
                                                         Board and Chief Executive Officer,
                                                         Republic Pictures Corporation,
                                                         entertainment company, until 1994

George H. Benter, Jr......................          57   President, City National Corporation, 1993
                                                         to present; President and Chief Operating
                                                         Officer, City National Bank, since 1992

Frank P. Pekny............................          55   Executive Vice President and
                                                         Treasurer/Chief Financial Officer, City
                                                         National Corporation, since 1992. Vice
                                                         Chairman and Chief Financial Officer, City
                                                         National Bank since 1995; Executive Vice
                                                         President and Chief Financial Officer,
                                                         City National Bank, 1992 to October 1995

Robert A. Moore...........................          56   Executive Vice President and Manager,
                                                         Credit Services, City National Bank, since
                                                         1992

Jeffery L. Puchalski......................          43   Executive Vice President and Senior Risk
                                                         Management Officer, City National Bank
                                                         from 1992

Richard H. Sheehan, Jr....................          55   Senior Vice President, Secretary and
                                                         General Counsel, City National Bank and
                                                         City National Corporation 1994 to present;
                                                         Senior Vice President and Assistant
                                                         General Counsel, Bank of America, NT & SA,
                                                         commercial bank, 1987 to 1994

Heng W. Chen..............................          46   Assistant Chief Financial Officer and
                                                         Assistant Treasurer, City National
                                                         Corporation and Senior Vice President,
                                                         Finance since 1998; Controller, City
                                                         National Corporation from 1995 to 1998;
                                                         Assistant Treasurer, City National
                                                         Corporation from 1992; Senior Vice
                                                         President-Finance and Controller, City
                                                         National Bank from 1995 to 1998

                                                         PRESENT PRINCIPAL OCCUPATION AND PRINCIPAL
NAME                                            AGE        OCCUPATION DURING THE PAST FIVE YEARS
------------------------------------------      ---      ------------------------------------------
Stephen D. McAvoy.........................          53   Controller, City National Corporation and
                                                         Senior Vice President and Controller, City
                                                         National Bank since March 1998; Vice
                                                         President-Controller Transamerica Home
                                                         Loan August 1997 to February 1998;
                                                         Consultant in the area of the Financial
                                                         Controller functions, Transamerica Home
                                                         Loan June 1997 to August 1997,
                                                         Transamerica Financial Services May 1996
                                                         to June 1997; Executive Vice President
                                                         First Interstate Bancorp April 1989 to
                                                         April 1996 and Controller to September
                                                         1994

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

                                                                            DIVIDENDS
QUARTER ENDED                                          HIGH        LOW      DECLARED
---------------------------------------------------  ---------  ---------  -----------
1998
March 31...........................................  $   39.31  $   32.13   $    0.14
June 30............................................      40.44      34.69        0.14
September 30.......................................      39.19      27.88        0.14
December 31........................................      41.63      26.56        0.14
1997
March 31...........................................  $   25.38  $   20.38   $    0.11
June 30............................................      25.50      20.88        0.11
September 30.......................................      32.25      24.25        0.11
December 31........................................      37.50      28.00        0.11

    As of February 26, 1999 the closing price of the Corporation's stock on the New York Stock Exchange was $32.25 per share. As of that date, there were approximately 2,100 record holders of the Corporation's common stock. On January 27, 1999, the Board of Directors authorized a regular quarterly cash dividend on its common stock at an increased rate of $0.165 per share payable on February 22, 1999.

    For a discussion of dividend restrictions on the Corporation's common stock, see Note 11 (Availability of Funds From Subsidiaries, Restrictions on Cash Balances; Capital) to the consolidated financial statements on page A-53 of this report.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item appears on page A-2 under the caption "SELECTED FINANCIAL INFORMATION," and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item appears on pages A-3 through A-30, under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS," and is incorporated herein by reference.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item appears on pages A-15 through A-18 under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item appears on pages A-33 through A-61, and on page A-31 under the captions "1998 QUARTERLY OPERATING RESULTS" and "1997 QUARTERLY OPERATING RESULTS" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item, to the extent not included under the caption "Executive Officers of the Registrant" in Part I of this report, or below, will appear under the caption "Election of Directors" in the Corporation's definitive proxy statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"), and such information either shall be
(i) deemed to be incorporated herein by reference from that portion of the 1999 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will appear under the captions "Compensation of Directors and Executive Officers," "Board Compensation and Directors Nominating Committee Report on Executive Compensation" and "Stockholder Return Graph" in the 1999 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from those portions of the 1999 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will appear under the captions "Record Date, Number of Shares Outstanding and Voting Rights; Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1999 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 1999 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will appear under the caption "Certain Transactions with Management and Others" in the 1999 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 1999 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A. Also see Note 5 (Loans and Allowance for Credit Losses) to the consolidated financial statements on page A-44 through A-46 of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

1.  Financial Statements:

Management's Responsibility for Financial Statements.................       A-32

Independent Auditors' Report.........................................       A-33

Consolidated Balance Sheet at December 31, 1998 and 1997.............       A-34

Consolidated Statement of Income and Comprehensive Income for each of
  the years in the three-year period ended December 31, 1998.........       A-35

Consolidated Statement of Cash Flows for each of the years in the
  three-year period ended December 31, 1998..........................       A-36

Consolidated Statement of Changes in Shareholders' Equity for each of
  the years in the three-year period ended December 31, 1998.........       A-37

Notes to the Consolidated Financial Statements.......................       A-38

2. All other schedules and separate financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they are not applicable.

3. Exhibits (listed by numbers corresponding to Exhibit Table of Item 601 in Regulation S-K)

   NO.
---------
    3.1    Certificate of Incorporation (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31,
           1990.)

    3.2    By-Laws, as amended to date (This Exhibit is incorporated by reference from the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as amended by the Registrant's Form 8-A filed on March 12, 1997.)

    4.1    6 3/8% Subordinated Notes Due 2008 in the principal amount of $125 million
           (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

    4.2    Stockholder Rights Plan (This Exhibit is incorporated by reference from the
           Registrant's Form 8-A filed on March 12, 1997.)

   10.2.2  Employment Agreement made as of March 18, 1998, by and between Bram Goldsmith and City National Bank, including Sixth Amendment to Split Dollar Life
           Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated March 18, 1998 (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

   10.3    Split Dollar Life Insurance Agreement Collateral Assignment Plan between City
           National Bank and the Goldsmith 1980 Insurance Trust, dated as of June 13,
           1980, as amended to December 31, 1991 (This Exhibit is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
           December 31, 1991.)

   10.3.1  Fifth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment
           Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated
           May 15, 1995 (This Exhibit is incorporated by reference from the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1997.)

   NO.
---------
   10.10   City National Corporation 1985 Stock Option Plan, as amended to date (This
           Exhibit is incorporated by reference from the Company's Annual Report on Form
           10-K for the year ended December 31, 1991.)

  10.22.1  Stock Option Agreement Under the City National Corporation 1985 Stock Option
           Plan dated as of October 16, 1995, between City National Corporation and
           Russell Goldsmith (This Exhibit is incorporated by reference from the Company's
           Annual Report on Form 10-K for the year ended December 31, 1995.)

  10.22.2  Employment Agreement data as of July 15, 1998 by and between Russell Goldsmith and City National Bank (This Exhibit is incorporated by reference from the
           Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
           1998.)

   10.24   City National Corporation 1995 Omnibus Plan (This Exhibit is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
           December 31, 1995.)

  10.24.1  Amended and Restated Section 2.8 of City National Corporation 1995 Omnibus Plan
           (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

   10.28   Lease dated September 30, 1996, between Citinational-Buckeye Building Co. and
           City National Bank for space until December 31, 2006 (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

   21      Subsidiaries of the registrant

   23.1    Consent of KPMG LLP

   27      Financial Data Schedules

    (b) During the calendar quarter ended December 31, 1998, the registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CITY NATIONAL CORPORATION
                                (Registrant)

                                By            /s/ RUSSELL D. GOLDSMITH
                                     ------------------------------------------
                                               Russell D. Goldsmith,
                                              CHIEF EXECUTIVE OFFICER

March 15, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                         TITLE                          DATE
---------------------------------------------------  -----------------------------------------  -----------------

             /s/ RUSSELL D. GOLDSMITH
     ----------------------------------------
               Russell D. Goldsmith                  Chief Executive Officer and Director        March 15, 1999
           (Principal Executive Officer)

                /s/ FRANK P. PEKNY
     ----------------------------------------        Executive Vice President and
                  Frank P. Pekny                       Treasurer/Chief Financial Officer         March 15, 1999
           (Principal Financial Officer)

               /s/ STEPHEN D. MCAVOY
     ----------------------------------------
                 Stephen D. McAvoy                   Controller                                  March 15, 1999
          (Principal Accounting Officer)

                /s/ BRAM GOLDSMITH
     ----------------------------------------        Chairman of the Board and Director          March 15, 1999
                  Bram Goldsmith

             /s/ GEORGE H. BENTER, JR.
     ----------------------------------------        President and Director                      March 15, 1999
               George H. Benter, Jr.

               /s/ RICHARD L. BLOCH
     ----------------------------------------        Director                                    March 15, 1999
                 Richard L. Bloch

              /s/ STUART D. BUCHALTER
     ----------------------------------------        Director                                    March 15, 1999
                Stuart D. Buchalter

                     SIGNATURE                                         TITLE                          DATE
---------------------------------------------------  -----------------------------------------  -----------------

                 /s/ EZUNIAL BURTS
     ----------------------------------------        Director                                    March 15, 1999
                   Ezunial Burts

                /s/ BARRY M. MEYER
     ----------------------------------------        Director                                    March 15, 1999
                  Barry M. Meyer

         /s/ CHARLES E. RICKERSHAUSER, JR.
     ----------------------------------------        Director                                    March 15, 1999
           Charles E. Rickershauser, Jr.

                /s/ EDWARD SANDERS
     ----------------------------------------        Director                                    March 15, 1999
                  Edward Sanders

             /s/ ANDREA L. VAN DE KAMP
     ----------------------------------------        Director                                    March 15, 1999
               Andrea L. Van De Kamp

                /s/ KENNETH ZIFFREN
     ----------------------------------------        Director                                    March 15, 1999
                  Kenneth Ziffren

                              FINANCIAL HIGHLIGHTS

                                                                                                        INCREASE
                                                                                                       (DECREASE)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                1998          1997         AMOUNT
------------------------------------------------------------------------  ------------  ------------  ------------
FOR THE YEAR
  Net income............................................................  $     96,228  $     80,133  $     16,095
  Net income per common share, basic....................................          2.08          1.74          0.34
  Net income per common share, diluted..................................          2.00          1.68          0.32
  Dividends, per common share...........................................          0.56          0.44          0.12

AT YEAR END
  Assets................................................................  $  6,427,781  $  5,252,032  $  1,175,749
  Deposits..............................................................     4,887,402     4,228,348       659,054
  Loans.................................................................     4,530,427     3,825,224       705,203
  Securities............................................................     1,012,526       833,122       179,404
  Shareholder's equity..................................................       561,803       508,670        53,133
  Book value, per common share..........................................         12.21         11.03          1.18

AVERAGE BALANCES
  Assets................................................................  $  5,633,829  $  4,703,886  $    929,943
  Deposits..............................................................     4,267,602     3,614,068       653,534
  Loans.................................................................     4,213,853     3,387,784       826,069
  Securities............................................................       842,346       829,557        12,789
  Shareholder's equity..................................................       538,426       472,843        65,583

SELECTED RATIOS
  Return on average assets..............................................          1.71%         1.70%         0.01%
  Return on average shareholder's equity................................         17.87         16.95          0.92
  Tier 1 leverage.......................................................          7.99          9.19         (1.20)
  Tier 1 risk-based capital.............................................          9.43         10.99         (1.56)
  Total risk-based capital..............................................         13.20         12.27          0.93
  Dividend payout ratio, per share......................................         27.06         26.19          0.87
  Net interest margin...................................................          5.86          6.13         (0.27)
  Efficiency ratio......................................................         56.87         58.22         (1.35)

                         SELECTED FINANCIAL INFORMATION

                                                              AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA               1998       1997       1996       1995       1994
------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
  Interest income.....................................  $ 423,949  $ 357,996  $ 282,123  $ 217,594  $ 181,825
  Interest expense....................................    130,278    104,328     82,389     55,331     38,414
                                                        ---------  ---------  ---------  ---------  ---------
  Net interest income.................................    293,671    253,668    199,734    162,263    143,411
  Provision for credit losses.........................         --         --         --         --      7,535
  Noninterest income..................................     67,684     53,418     43,995     34,566     32,797
  Noninterest expense.................................    211,331    181,757    144,595    118,076    115,999
                                                        ---------  ---------  ---------  ---------  ---------
  Income before taxes.................................    150,024    125,329     99,134     78,753     52,674
  Income taxes........................................     53,796     45,196     32,571     29,961     15,511
                                                        ---------  ---------  ---------  ---------  ---------
    Net income........................................  $  96,228  $  80,133  $  66,563  $  48,792  $  37,163
                                                        ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------
PER SHARE DATA:
  Net income per share, basic.........................  $    2.08  $    1.74  $    1.52  $    1.08  $    0.83
  Net income per share, diluted.......................       2.00       1.68       1.47       1.06       0.81
  Cash dividends declared.............................       0.56       0.44       0.36       0.26       0.05
  Book value per share................................      12.21      11.03       9.13       8.19       7.32
  Shares used to compute net income per share,
    basic.............................................     46,357     46,018     43,888     45,198     44,725
  Shares used to compute net income per share,
    diluted...........................................     48,141     47,809     45,146     45,886     45,626

BALANCE SHEET DATA--AT PERIOD END:
  Assets..............................................  $6,427,781 $5,252,032 $4,216,496 $4,157,551 $3,012,775
  Loans...............................................  4,530,427  3,825,224  2,839,435  2,346,611  1,643,918
  Securities..........................................  1,012,526    833,122    811,092    975,407    749,435
  Interest-earning assets.............................  5,982,968  4,838,926  3,844,834  3,784,245  2,716,524
  Deposits............................................  4,887,402  4,228,348  3,386,523  3,248,035  2,417,762
  Shareholders' equity................................    561,803    508,670    400,747    366,957    330,721

BALANCE SHEET DATA--AVERAGE BALANCES:
  Assets..............................................  $5,633,829 $4,703,886 $3,821,314 $2,849,807 $2,831,471
  Loans...............................................  4,213,853  3,387,784  2,539,323  1,758,671  1,537,997
  Securities..........................................    842,346    829,557    839,564    705,122    854,823
  Interest-earning assets.............................  5,187,897  4,290,453  3,505,422  2,624,436  2,594,241
  Deposits............................................  4,267,602  3,614,068  2,871,870  2,062,412  2,241,175
  Shareholders' equity................................    538,426    472,843    373,491    350,551    313,196

ASSET QUALITY:
  Nonaccrual loans....................................  $  23,138  $  27,566  $  41,543  $  48,124  $  58,801
  ORE.................................................      3,480      2,126     15,116      7,439      4,726
                                                        ---------  ---------  ---------  ---------  ---------
    Total nonaccrual loans and ORE....................  $  26,618  $  29,692  $  56,659  $  55,563  $  63,527
                                                        ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------

PERFORMANCE RATIOS:
  Return on average assets............................       1.71%      1.70%      1.74%      1.71%      1.31%
  Return on average shareholders' equity..............      17.87      16.95      17.82      13.92      11.87
  Net interest spread.................................       4.27       4.64       4.47       4.84       4.60
  Net interest margin.................................       5.86       6.13       5.87       6.26       5.57
  Average shareholders' equity to average assets......       9.56      10.05       9.77      12.30      11.06

ASSET QUALITY RATIOS:
  Nonaccrual loans to total loans.....................       0.51%      0.72%      1.46%      2.05%      3.58%
  Nonaccrual loans and ORE to total loans and ORE.....       0.59       0.78       1.98       2.36       3.85
  Allowance for credit losses to total loans..........       2.99       3.60       4.58       5.60       6.41
  Allowance for credit losses to nonaccrual loans.....     584.92     499.75     313.14     273.28     179.15
  Net (charge offs) recoveries to average loans.......      (0.12)      0.02      (0.06)      0.40      (0.83)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

    City National Corporation (the "Company") is the holding company for City National Bank (the "Bank"). In light of the fact that the Bank comprises substantially all of the business of the Company, references to the "Company" mean the Company and the Bank together.

    See "Cautionary Statement for Purposes of the "Safe Harbor' Provision of the Private Securities Litigation Reform Act of 1995", below in connection with "forward looking" statements included in this section and in the Results of Operations and Balance Sheet Analysis sections.

    The Company regularly evaluates, and holds discussions with, various potential acquisition candidates. As a general rule the Company does not publicly announce such acquisitions until after a definitive agreement has been reached. Also as a matter of policy, the Company generally does not make any specific projections as to future earnings nor does it endorse any projections regarding future performance, which may be made by others.

    Consolidated net income was $96.2 million, or $2.00 per diluted common share in 1998, compared to $80.1 million, or $1.68 per diluted common share in 1997. Net income per basic share was $2.08 in 1998 compared with $1.74 in 1997. The increase in net income reflects the growth in the Company's loans and deposits during 1998 including the impact from the acquisition of HB in January 1998. Fully taxable equivalent net interest income in 1998 increased $41.1 million over 1997 and noninterest income increased $14.3 million compared with 1997. Partially offsetting these increases were a $29.6 million increase in noninterest expense, compared with 1997 and a $8.6 million increase in income tax expense in 1998.

    The return on average assets was 1.71% and the return on average common equity was 17.87%, compared with 1.70% and 16.95%, respectively, in 1997.

    Income before the amortization of goodwill and core deposit intangibles (net of applicable taxes) ("cash" earnings) for the year ended December 31, 1998 were $101.7 million, or $2.11 per diluted common share, compared with $84.1 million, or $1.76 per diluted common share for the year ended December 31, 1997. On the same basis, the return on average assets was 1.82% and the return on average common equity was 20.98%, compared with 1.80% and 19.53%, respectively, in 1997. "Cash" income is presented because it measures the Company's ability to support growth, pay dividends and repurchase stock. The Company's "cash" income per share and other ratios are not necessarily comparable to similarly titled measures reported by other companies.

    Average assets increased to $5,633.8 million in 1998 from $4,703.9 million in 1997, an increase of $929.9 million or 19.8%, largely due to increased loans and the acquisition of HB. Total average loans increased $826.1 million or 24.4% between 1997 and 1998 due to internal loan originations of both commercial, residential first trust deed and construction loans, approximately $152.8 million from the HB acquisition and participations in domestic bank non-relationship syndicated loans. Average core deposits (checking, savings and money market accounts and time certificates of deposit of less than $100,000) increased to $3,506.6 million in 1998 from $3,079.6 million in 1997, an increase of $427.0 million or 13.9% due to the Company's increased marketing efforts in 1998 and approximately $163.6 million from the acquisition of HB.

    Nonaccrual loans decreased to $23.1 million at December 31, 1998, or 0.51% of total loans, compared to $27.6 million, or 0.72% a year earlier. ORE totaled $3.5 million at year end, up from $2.1 million a year earlier.

    The allowance for credit losses at December 31, 1998 was $135.3 million or 3.0% of loans outstanding at year end. Net chargeoffs totaled $5.2 million in 1998, compared with net recoveries of $0.7 million in 1997. Based on its review of the loan portfolio, management considers the allowance for credit losses to be adequate. Based on expected loan growth, the level of nonperforming loans, anticipated recoveries in the first half of 1999 of loans previously charged-off and a relatively constant low level of chargeoffs, it is anticipated that the level of the allowance will remain stable through the first half of 1999 without a provision for credit losses. However, credit quality will be influenced by underlying trends in the economic cycle, particularly for Southern California, among a variety of other factors, which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluations of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for credit losses through charges to the provision for credit losses.

    On January 9, 1998, the Company completed its acquisition of HB for $34.5 million. The Company issued approximately 540,000 shares, primarily treasury shares, with an aggregate market value of $17.9 million and paid the remainder in cash. HB had total assets, loans and deposits of $241.8 million, $152.8 million and $221.3 million, respectively, at December 31, 1997. The acquisition of HB resulted in the recording of goodwill and intangibles of approximately $24.0 million.

    On January 12, 1998, the Company's wholly owned subsidiary, City National Bank, issued $125 million of 6 3/8% Subordinated Notes, due in 2008, in a private offering. Proceeds, which qualify as Tier II capital, were used for general corporate purposes.

    On February 27, 1998, the Company sold its Wilmington branch, which was acquired as part of the 1997 acquisition of VCNB, to Banco Popular, N.A. (California). With the sale the purchaser received approximately $40 million of deposits.

    On May 15, 1998, the Bank closed its former Magnolia branch, which had been acquired as part of the Company's 1997 acquisition of RNB, transferring accounts to other nearby offices.

    In September 1998, the Company announced a program for the repurchase of up to 1.0 million shares of its common stock. At December 31, 1998, a total of 128,000 shares had been repurchased at a cost of $3.5 million, or an average price of $27.38 per share. Also in September, the Company completed another 1.0 million common shares stock buyback program that had been announced in April at a cost of $34.3 million, or an average price of $34.27 per share. On April 29, 1998, the Company completed a share repurchase program announced in March 1997 of 1.5 million shares of its common stock at a total cost of $42.7 million, or an average price of $28.46 per share.

    On December 31, 1998, the Company completed its acquisition of North American Trust Company (NATC), an independent trust company, for $11.5 million in an all cash transaction. NATC had approximately $4 billion in total assets under management or administration.

    The Company paid dividends of $0.56 per share of common stock in 1998 and $0.44 per share of common stock in 1997. On January 27, 1999, the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $0.165 per share to shareholders of record on February 10, 1999, payable on February 22, 1999.

RESULTS OF OPERATIONS

OPERATIONS SUMMARY

                                                    INCREASE                           INCREASE
                                                   (DECREASE)                         (DECREASE)        YEAR ENDED DECEMBER
                                    YEAR     ----------------------    YEAR     ----------------------          31,
DOLLARS IN THOUSANDS                ENDED                     %        ENDED                     %      --------------------
EXCEPT PER SHARE AMOUNTS            1998       AMOUNT        --        1997       AMOUNT        --        1996       1995
--------------------------------  ---------  -----------             ---------  -----------             ---------  ---------
Interest income(1)..............  $ 434,512   $  67,007          18  $ 367,505   $  79,456          28  $ 288,049  $ 219,626
Interest expense................    130,278      25,950          25    104,328      21,939          27     82,389     55,331
                                                                 --                                 --
                                  ---------  -----------             ---------  -----------             ---------  ---------
Net interest income.............    304,234      41,057          16    263,177      57,517          28    205,660    164,295
Provision for credit losses.....     --          --          --         --          --          --         --         --
Noninterest income..............     67,684      14,266          27     53,418       9,423          21     43,995     34,566
Noninterest expense:
  Staff expense.................    114,965      17,331          18     97,634      20,623          27     77,011     65,375
  Other expense.................     96,366      12,243          15     84,123      16,539          24     67,584     52,701
                                                                 --                                 --
                                  ---------  -----------             ---------  -----------             ---------  ---------
    Total.......................    211,331      29,574          16    181,757      37,162          26    144,595    118,076
                                                                 --                                 --
                                  ---------  -----------             ---------  -----------             ---------  ---------
Income before income taxes......    160,587      25,749          19    134,838      29,778          28    105,060     80,785
Income taxes....................     53,796       8,600          19     45,196      12,625          39     32,571     29,961
Less: adjustments(1)............     10,563       1,054          11      9,509       3,583          60      5,926      2,032
                                                                 --                                 --
                                  ---------  -----------             ---------  -----------             ---------  ---------
    Net income..................  $  96,228   $  16,095          20  $  80,133   $  13,570          20  $  66,563  $  48,792
                                                                 --                                 --
                                                                 --                                 --
                                  ---------  -----------             ---------  -----------             ---------  ---------
                                  ---------  -----------             ---------  -----------             ---------  ---------
    Net income per share,
      diluted...................  $    2.00   $    0.32          19  $    1.68   $    0.21          14  $    1.47  $    1.06
                                                                 --                                 --
                                                                 --                                 --
                                  ---------  -----------             ---------  -----------             ---------  ---------
                                  ---------  -----------             ---------  -----------             ---------  ---------


DOLLARS IN THOUSANDS
EXCEPT PER SHARE AMOUNTS            1994
--------------------------------  ---------
Interest income(1)..............  $ 182,960
Interest expense................     38,414

                                  ---------
Net interest income.............    144,546
Provision for credit losses.....      7,535
Noninterest income..............     32,797
Noninterest expense:
  Staff expense.................     64,396
  Other expense.................     51,603

                                  ---------
    Total.......................    115,999

                                  ---------
Income before income taxes......     53,809
Income taxes....................     15,511
Less: adjustments(1)............      1,135

                                  ---------
    Net income..................  $  37,163

                                  ---------
                                  ---------
    Net income per share,
      diluted...................  $    0.81

                                  ---------
                                  ---------

------------------------------

(1) Includes amounts to convert nontaxable income to a fully taxable equivalent basis.

OPERATIONS SUMMARY ANALYSIS

NET INTEREST INCOME

    1998 COMPARED WITH 1997

    Taxable equivalent net interest income totaled $304.2 million in 1998, up $41.1 million, or 15.6% from 1997. The increase from 1997 to 1998 was due to a $897.4 million, or 20.9% increase in average total earning assets less a decrease in the net interest margin to 5.86% from 6.13% despite interest recovered on nonaccrual and charged off loans increasing $0.7 million for the year.

    Average loans increased to $4,213.9 million in 1998 from $3,387.8 million in 1997, an increase of $826.1 million or 24.4%. The majority of this increase reflects higher average commercial loans outstanding, up $562.5 million or 34.6%. This increase resulted from the Bank's increased marketing efforts, including the formation of several specialized industry teams in 1998 and the expanding of the media-communications group, the acquisition of HB and participations in domestic bank non-relationship syndicated loans that add geographic and industry diversification and liquidity to the portfolio. Average residential first mortgage loans increased $86.6 million or 9.2% due to continued strong internal loan originations, primarily of fixed rate mortgages. Average construction loans increased $63.9 million or 50.0% due to the Bank's emphasis in this area. Average real estate mortgage loans increased $108.1 million or 16.7% primarily due to the impact of the acquisition of HB. Average loan balances are expected to increase in 1999, resulting from continued loan growth.

    Average total investment and available-for-sale securities increased $12.8 million or 1.5% between 1997 and 1998 from investing excess deposit and borrowing growth which were not yet needed to fund loan growth.

    Average noninterest-bearing deposits increased to $1,858.0 million in 1998 from $1,522.7 million in 1997, an increase of $335.2 million or 22.0%, while average interest-bearing core deposits increased to $1,648.6 million in 1998 from $1,556.9 million in 1997, an increase of $91.7 million or 5.9%. Average time deposits of $100,000 or more increased $226.6 million or 42.4% between 1997 and 1998. These increases resulted from the Bank's increased marketing efforts as well as from the acquisition of HB.

                            RATIOS TO AVERAGE ASSETS

                                                                      1998       1997       1996       1995       1994
                                                                    ---------  ---------  ---------  ---------  ---------
Net interest income(1)............................................       5.40%      5.59%      5.38%      5.76%      5.10%
Noninterest income................................................       1.20       1.14       1.15       1.21       1.16
Less provision for credit losses..................................     --         --         --         --           0.27
Less noninterest expense:
  Staff expense...................................................       2.04       2.08       2.02       2.29       2.27
  Other expense...................................................       1.59       1.67       1.72       1.85       1.82
  Amortization of goodwill and core deposit intangibles...........       0.12       0.12       0.04     --         --
                                                                          ---        ---        ---        ---        ---
    Total.........................................................       3.75       3.87       3.78       4.14       4.09
                                                                          ---        ---        ---        ---        ---
Income before income taxes(1).....................................       2.85       2.86       2.75       2.83       1.90
Income taxes and adjustments(1)...................................       1.14       1.16       1.01       1.12       0.59
                                                                          ---        ---        ---        ---        ---
Net income........................................................       1.71%      1.70%      1.74%      1.71%      1.31%
                                                                          ---        ---        ---        ---        ---
                                                                          ---        ---        ---        ---        ---

------------------------

(1) Fully taxable equivalent basis.

    1997 COMPARED WITH 1996

    Taxable equivalent net interest income totaled $263.2 million in 1997, up $57.5 million, or 28.0% from 1996. The increase from 1996 to 1997 was due to a $785.0 million, or 22.4% increase in total earning assets and an increase in the net interest margin to 6.13% from 5.87%.

    Average loans increased to $3,387.8 million in 1997 from $2,539.3 million in 1996, an increase of $848.5 million or 33.4%. The majority of this increase reflects higher average commercial loans outstanding, up $500.0 million or 44.5%. This increase resulted from the Bank's increased marketing efforts, including the formation of several specialized industry teams in 1997, the acquisitions of VCNB and RNB and participations in domestic bank non-relationship syndicated loans that add geographic and industry diversification and liquidity to the portfolio. Average residential first mortgage loans increased $158.7 million or 20.3% due to continued strong internal loan originations, primarily of fixed rate mortgages. The Company purchased $74.7 million in single family mortgages during 1997, which was substantially less than mortgage loan repayments and prepayments from purchased mortgages. Average construction loans increased $39.4 million or 44.5% due to the Bank's emphasis in this area. Average real estate mortgage loans increased $138.1 million or 27.1% primarily due to the impact of the acquisitions of VCNB and RNB.

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

                         CHANGES IN NET INTEREST INCOME

                                                          1998 VS 1997                       1997 VS 1996
                                               ----------------------------------  ---------------------------------
                                                INCREASE (DECREASE)                INCREASE (DECREASE)
                                                      DUE TO              NET             DUE TO             NET
DOLLARS IN THOUSANDS--FULLY TAXABLE            ---------------------   INCREASE    --------------------   INCREASE
EQUIVALENT BASIS                                VOLUME       RATE     (DECREASE)    VOLUME      RATE     (DECREASE)
---------------------------------------------  ---------  ----------  -----------  ---------  ---------  -----------
Interest earned on:
  Interest-bearing deposits in other banks...  $     404  $       32   $     436   $  (1,112) $    (249)  $  (1,361)
  Loans......................................     72,739     (10,111)     62,628      77,116      3,618      80,734
  Investment securities......................     (1,278)       (501)     (1,779)      3,421        144       3,565
  Securities available-for-sale..............      2,191       1,044       3,235      (3,893)     1,874      (2,019)
  Trading account securities.................        473        (143)        330         636        162         798
  Federal funds sold and securities purchased
    under resale agreements..................      2,239         (82)      2,157      (2,255)        (6)     (2,261)
                                               ---------  ----------  -----------  ---------  ---------  -----------
    Total interest-earning assets............     76,768      (9,761)     67,007      73,913      5,543      79,456
                                               ---------  ----------  -----------  ---------  ---------  -----------
Interest paid on:
  Interest checking..........................        183        (109)         74         513        239         752
  Money market deposits......................      2,863         160       3,023       2,114        292       2,406
  Savings deposits...........................         19         447         466       1,238         13       1,251
  Other time deposits........................     10,691        (306)     10,385      13,400        724      14,124
  Other borrowings...........................     11,372         630      12,002       2,289      1,117       3,406
                                               ---------  ----------  -----------  ---------  ---------  -----------
    Total interest-bearing liabilities.......     25,128         822      25,950      19,554      2,385      21,939
                                               ---------  ----------  -----------  ---------  ---------  -----------
                                               $  51,640  $  (10,583)  $  41,057   $  54,359  $   3,158   $  57,517
                                               ---------  ----------  -----------  ---------  ---------  -----------
                                               ---------  ----------  -----------  ---------  ---------  -----------

    The following table shows average balances and interest rates for the last five years.

                          NET INTEREST INCOME SUMMARY

                                                               1998                                 1997
                                                -----------------------------------  -----------------------------------
                                                            INTEREST      AVERAGE                INTEREST      AVERAGE
                                                 AVERAGE     INCOME/     INTEREST     AVERAGE     INCOME/     INTEREST
DOLLARS IN THOUSANDS                             BALANCE   EXPENSE(1)      RATE       BALANCE   EXPENSE(1)      RATE
----------------------------------------------  ---------  -----------  -----------  ---------  -----------  -----------
ASSETS
  Earning assets(2)
    Loans:
      Commercial..............................  $2,186,395  $ 195,288         8.93%  $1,623,851  $ 150,528         9.27%
      Residential first mortgage..............  1,028,966      76,874         7.47     942,381      73,199         7.77
      Real estate construction................    191,782      20,874        10.88     127,867      15,004        11.73
      Real estate commercial mortgage.........    755,752      71,976         9.52     647,658      63,662         9.83
      Installment.............................     50,958       5,044         9.90      46,027       5,035        10.94
                                                ---------  -----------               ---------  -----------
      Total loans(3)..........................  4,213,853     370,056         8.78   3,387,784     307,428         9.07
    Due from banks--interest bearing..........      9,504         536         5.64       2,238         100         4.47
    State and municipal investment
      securities..............................    103,491       7,044         6.81     105,325       7,400         7.03
    Taxable investment securities.............    100,350       6,260         6.24     117,874       7,683         6.52
    Securities available-for-sale.............    638,505      44,057         6.90     606,358      40,822         6.73
    Federal funds sold and securities
      purchased under resale agreements.......     66,379       3,458         5.21      23,485       1,301         5.54
    Trading account securities................     55,815       3,101         5.56      47,389       2,771         5.85
                                                ---------  -----------               ---------  -----------
      Total earning assets....................  5,187,897     434,512         8.38   4,290,453     367,505         8.57
                                                           -----------                          -----------
    Allowance for credit losses...............   (137,257)                            (136,587)
    Cash and due from banks...................    310,201                              327,013
    Other nonearning assets...................    272,988                              223,007
                                                ---------                            ---------
      Total assets............................  $5,633,829                           $4,703,886
                                                ---------                            ---------
                                                ---------                            ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits:
    Interest checking accounts................    385,075       3,751         0.97   $ 366,997       3,677         1.00
    Money market accounts.....................    892,765      27,018         3.03     797,902      23,995         3.01
    Savings deposits..........................    169,606       6,167         3.64     169,030       5,701         3.37
    Time deposits--under $100,000.............    201,152      10,428         5.18     222,972      11,414         5.12
    Time deposits--$100,000 and over..........    761,048      39,873         5.24     534,431      28,502         5.33
                                                ---------  -----------               ---------  -----------
      Total interest--bearing deposits........  2,409,646      87,237         3.62   2,091,332      73,289         3.50
    Federal funds purchased and securities
      sold under repurchase agreements........    407,315      21,824         5.36     222,617      11,731         5.27
    Other borrowings..........................    355,820      21,217         5.96     338,930      19,308         5.70
                                                ---------  -----------               ---------  -----------
      Total interest--bearing liabilities.....  3,172,781     130,278         4.11   2,652,879     104,328         3.93
                                                           -----------                          -----------
  Noninterest--bearing deposits...............  1,857,956                            1,522,736
  Other liabilities...........................     64,666                               55,428
  Shareholders' equity........................    538,426                              472,843
                                                ---------                            ---------
      Total liabilities and shareholders'
        equity................................  $5,633,829                           $4,703,886
                                                ---------                            ---------
                                                ---------                            ---------
Net interest spread...........................                                4.27%                                4.64%
                                                                             -----                                -----
                                                                             -----                                -----
Fully taxable equivalent net interest
  income......................................              $ 304,234                            $ 263,177
                                                           -----------                          -----------
                                                           -----------                          -----------
Net interest margin...........................                                5.86%                                6.13%
                                                                             -----                                -----
                                                                             -----                                -----

------------------------------

(1) Fully taxable equivalent basis.

(2) Includes average nonaccrual loans of $32,140, $37,879, $45,813, $46,931 and $69,164 for 1998, 1997, 1996, 1995 and 1994, respectively.

(3) Loan income includes loan fees of $12,185, $8,857, $7,492, $6,850 and $6,835 for 1998, 1997, 1996, 1995 and 1994, respectively.

               1996                                 1995                                 1994
-----------------------------------  -----------------------------------  -----------------------------------
            INTEREST      AVERAGE                INTEREST      AVERAGE                INTEREST      AVERAGE
 AVERAGE     INCOME/     INTEREST     AVERAGE     INCOME/     INTEREST     AVERAGE     INCOME/     INTEREST
 BALANCE   EXPENSE(1)      RATE       BALANCE   EXPENSE(1)      RATE       BALANCE   EXPENSE(1)      RATE
---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------

$1,123,819  $ 101,039         8.99%  $ 874,875   $  88,629        10.13%  $ 865,672   $  74,893         8.65%
  783,648      62,293         7.95     375,932      29,454         7.83      68,768       4,541         6.60
   88,498      10,295        11.63      49,160       6,168        12.55      17,947       1,853        10.32
  509,565      49,452         9.70     423,462      42,297         9.99     545,724      45,474         8.33
   33,793       3,615        10.70      35,242       3,570        10.13      39,886       3,959         9.93
---------  -----------               ---------  -----------               ---------  -----------
2,539,323     226,694         8.93   1,758,671     170,118         9.67   1,537,997     130,720         8.50
   25,989       1,461         5.62       7,151         424         5.93         655          17         2.60
   57,461       4,061         7.07      23,793       1,717         7.22      17,799       1,320         7.42
  116,970       7,457         6.38     516,495      27,709         5.36     697,421      34,070         4.89
  665,133      42,841         6.44     164,834      10,519         6.38     139,603       8,301         5.95

   64,230       3,562         5.55     116,387       7,013         6.03     173,451       7,264         4.19
   36,316       1,973         5.43      37,105       2,126         5.73      27,315       1,268         4.64
---------  -----------               ---------  -----------               ---------  -----------
3,505,422     288,049         8.22   2,624,436     219,626         8.37   2,594,241     182,960         7.05
           -----------                          -----------                          -----------
 (129,788)                            (110,570)                            (113,100)
  284,331                              239,032                              249,768
  161,349                               96,909                              100,562
---------                            ---------                            ---------
$3,821,314                           $2,849,807                           $2,831,471
---------                            ---------                            ---------
---------                            ---------                            ---------

$ 316,146       2,925         0.93   $ 268,593       2,638         0.98   $ 285,983       2,758         0.96
  726,942      21,589         2.97     595,467      16,892         2.84     719,203      16,212         2.25
  132,591       4,450         3.36      79,391       1,564         1.97      95,097       1,869         1.97
  139,572       7,196         5.16      80,341       3,826         4.76      88,195       3,226         3.66
  363,659      18,596         5.11     140,020       7,119         5.08     145,463       4,958         3.41
---------  -----------               ---------  -----------               ---------  -----------
1,678,910      54,756         3.26   1,163,812      32,039         2.75   1,333,941      29,023         2.18

  253,853      12,835         5.06     287,015      16,404         5.72     215,130       8,552         3.98
  265,638      14,798         5.57     114,865       6,888         6.00      20,348         839         4.12
---------  -----------               ---------  -----------               ---------  -----------
2,198,401      82,389         3.75   1,565,692      55,331         3.53   1,569,419      38,414         2.45
           -----------                          -----------                          -----------
1,192,960                              898,600                              907,234
   56,462                               34,964                               41,622
  373,491                              350,551                              313,196
---------                            ---------                            ---------
$3,821,314                           $2,849,807                           $2,831,471
---------                            ---------                            ---------
---------                            ---------                            ---------
                              4.47%                                4.84%                                4.60%
                             -----                                -----                                -----
                             -----                                -----                                -----
            $ 205,660                            $ 164,295                            $ 144,546
           -----------                          -----------                          -----------
           -----------                          -----------                          -----------
                              5.87%                                6.26%                                5.57%
                             -----                                -----                                -----
                             -----                                -----                                -----

PROVISION FOR CREDIT LOSSES

    The provision for credit losses charged to operations reflects management's judgment of the adequacy of the allowance for credit losses and is determined through periodic analysis of the loan portfolio. This analysis includes a detailed review of the classification and categorization of problem and potential problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loans and concentrations of credit risk, as well as current and expected future economic conditions (particularly in Southern California). The Bank has an internal risk analysis and review staff that ultimately reports to the Audit Committee of the Board of Directors and continuously reviews loan quality. Such reviews also assist management in establishing the level of the allowance for credit losses.

    Since 1994, the Company has not recorded a provision for credit losses. In 1998 and 1996, net chargeoffs totaled $5.2 million and $1.4 million, respectively compared with net recoveries of $0.7 million and $7.1 million in 1997 and 1995, respectively. The Company did not record a provision for credit losses for the last four years because of the combination of loan growth; low net chargeoffs including net recoveries in two of the four years; a change in the risk profile of the loan portfolio, 23% of which now consists of residential first mortgages; the continued reduction in problem loans; and the improvement of the Southern California economy. Based on continued loan growth, the level of nonperforming loans, anticipated recoveries in the first half of 1999 of loans previously charged-off and a relatively constant level of chargeoffs, it is anticipated that the level of the allowance will remain stable through the first half of 1999 without a provision for credit losses. However, credit quality will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for credit losses through charges to the provision for credit losses.

NONINTEREST INCOME

    Noninterest income in 1998 totaled $67.7 million, up $14.3 million or 26.7% from 1997 which was up $9.4 million or 21.4% from 1996. A breakdown of noninterest income by category is reflected below.

                   ANALYSIS OF CHANGES IN NONINTEREST INCOME

                                                                         INCREASE (DECREASE)                INCREASE (DECREASE)
                                                                        ----------------------             ----------------------
DOLLARS IN MILLIONS                                            1998       AMOUNT         %        1997       AMOUNT         %
-----------------------------------------------------------  ---------  -----------     ---     ---------  -----------     ---
Service charges on deposit accounts........................  $    17.4   $     3.1        21.4  $    14.3   $     3.5        32.4
Investment services........................................       16.3         3.1        24.0       13.2         1.7        14.8
Trust fees.................................................        9.4         1.1        12.9        8.3         1.1        15.3
International services.....................................        8.1         0.8        11.5        7.3         2.1        40.4
Bank owned life insurance..................................        2.1         2.1          --         --          --          --
Gain on sale of loans and assets...........................        1.8         0.2        12.5        1.6         0.5        45.5
Gain (loss) on sale of securities..........................        3.1         4.1          NM       (1.0)       (1.2)         NM
All other income...........................................        9.5        (0.2)       (2.1)       9.7         1.7        21.3
                                                             ---------       -----         ---  ---------       -----         ---
    Total..................................................  $    67.7   $    14.3        26.7  $    53.4   $     9.4        21.4
                                                             ---------       -----         ---  ---------       -----         ---
                                                             ---------       -----         ---  ---------       -----         ---


DOLLARS IN MILLIONS                                            1996
-----------------------------------------------------------  ---------
Service charges on deposit accounts........................  $    10.8
Investment services........................................       11.5
Trust fees.................................................        7.2
International services.....................................        5.2
Bank owned life insurance..................................         --
Gain on sale of loans and assets...........................        1.1
Gain (loss) on sale of securities..........................        0.2
All other income...........................................        8.0
                                                             ---------
    Total..................................................  $    44.0
                                                             ---------
                                                             ---------

    Service charges on deposit accounts increased $3.1 million, or 21.4%, compared to a 32.4% increase in 1997. The increase in 1998 is the result of the acquisition of HB and strong growth in deposits as well as higher service charge rates. The increase in 1997 was the result of the acquisitions of VCNB and RNB and strong growth in deposits. Service charges on deposit accounts are expected to increase in 1999 primarily as a result of higher service charge rates.

    Investment services income, which includes fees, commissions and markups on securities transactions with customers, and fees on money market mutual funds, increased in 1998, compared to 1997, by $3.1 million or 24.0% primarily due to new investment products offered to customers and an increase in customers. Trust fees increased by $1.1 million, or 12.9% from 1997 to 1998 due to upgrading existing customers and to an increased number of customers. The increase in investment services income and trust fees from 1996 to 1997 was also attributable to the same factors discussed above. At December 31, 1998 the Company had approximately $14.9 billion of assets, including $1.8 billion in money market funds, under custody or management in City National Investments, compared to $7.6 billion at December 31, 1997. Although it is expected that there will be some attrition in assets under custody or management from the amounts acquired as part of the NATC acquisition, investment services income and trust fees are expected to increase in 1999 primarily as a result of the acquisition of NATC and a continued emphasis on developing and marketing new products in these areas.

    International fee income increased $0.8 million or 11.5% from 1997 to 1998 and $2.1 million or 40.4% from 1996 to 1997 due to the hiring of several experienced foreign exchange traders and the expansion of international activities. International income is expected to increase in 1999, although at a slower rate than in past years. In 1998, the Company purchased Bank Owned Life Insurance which generated $2.1 million of income for the year.

    Gains on the sale of available-for-sale securities in 1998 totaled $3.1 million compared to losses of $1.0 million in 1997 and gains of $0.2 million in 1996, respectively.

NONINTEREST EXPENSE

    Noninterest expense totaled $211.3 million in 1998, up $29.5 million or 16.2% from 1997 which was up $37.2 million or 25.7% from 1996. A breakdown of noninterest expense by category is reflected below.

                  ANALYSIS OF CHANGES IN NONINTEREST EXPENSE*

                                                                     INCREASE (DECREASE)                INCREASE (DECREASE)
                                                                    ----------------------             ----------------------
DOLLARS IN MILLIONS                                        1998       AMOUNT         %        1997       AMOUNT         %
-------------------------------------------------------  ---------  -----------  ---------  ---------  -----------  ---------
Salaries and employee benefits.........................  $   115.0   $    17.4        17.8  $    97.6   $    20.6        26.8
                                                         ---------       -----   ---------  ---------       -----   ---------
All Other:
  Professional.........................................       23.4         5.5        30.7       17.9         6.4        55.7
  Net occupancy of premises............................       14.2         2.1        17.4       12.1         3.1        34.4
  Information services.................................        8.8        (3.9)      (30.7)      12.7         1.8        16.5
  Marketing and advertising............................       10.3         2.3        28.8        8.0         2.4        42.9
  Depreciation.........................................        8.8         2.7        44.3        6.1         1.0        19.6
  Office supplies......................................        7.3      --          --            7.3         2.5        52.1
  Amortization of goodwill and core deposit
    intangibles........................................        6.9         1.3        23.2        5.6         4.1         N/M
  Equipment............................................        2.3        (0.2)       (8.0)       2.5         0.3        13.6
  Other operating......................................       14.3         2.3        19.2       12.0        (5.0)      (29.4)
                                                         ---------       -----   ---------  ---------       -----   ---------
    Total all other....................................       96.3        12.1        14.4       84.2        16.6        24.6
                                                         ---------       -----   ---------  ---------       -----   ---------
      Total............................................  $   211.3   $    29.5        16.2  $   181.8   $    37.2        25.7
                                                         ---------       -----   ---------  ---------       -----   ---------
                                                         ---------       -----   ---------  ---------       -----   ---------


DOLLARS IN MILLIONS                                        1996
-------------------------------------------------------  ---------
Salaries and employee benefits.........................  $    77.0
                                                         ---------
All Other:
  Professional.........................................       11.5
  Net occupancy of premises............................        9.0
  Information services.................................       10.9
  Marketing and advertising............................        5.6
  Depreciation.........................................        5.1
  Office supplies......................................        4.8
  Amortization of goodwill and core deposit
    intangibles........................................        1.5
  Equipment............................................        2.2
  Other operating......................................       17.0
                                                         ---------
    Total all other....................................       67.6
                                                         ---------
      Total............................................  $   144.6
                                                         ---------
                                                         ---------

    *Certain prior years' data have been reclassified to conform to current year presentation.

    Staff expense increased 17.8% in 1998 compared to a 26.8% increase in 1997. The increase in 1998 and 1997 is the result of the additional personnel that joined the Bank as a result of the acquisitions, the hiring of new personnel in the Bank's expansion efforts and higher costs associated with performance incentives and contributions to the City National Corporation Profit Sharing Plan. On a full-time equivalent basis, staff levels have increased to 1,670 at December 31, 1998 from 1,570 at December 31, 1997. Staff levels are expected to increase slightly in 1999.

    The remaining expense categories increased $12.1 million, or 14.4%, between 1997 and 1998. The increase in professional expense resulted primarily from higher customer service expense on increased deposits. Marketing and advertising expense has grown as the Company expanded its advertising program. The increase in depreciation expense resulted from the Company's capital expenditures during 1998 of $18.0 million. The decrease in information services in 1998 relates to the absence of costs incurred in 1997 for data processing conversions and the buyout of the Company's former data processing contract. Amortization of goodwill and core deposit intangibles increased $1.3 million due to the acquisition of HB. Other expense in 1998 includes a $0.8 million charge for NATC integration expenses of which $0.6 million was paid in 1998 and $0.2 million will be paid during the first half of 1999. The remaining other increases resulted from the acquisition of HB, higher operating losses and other factors. Due to the acquisition of NATC on December 31, 1998, most categories of noninterest expense are expected to increase in 1999.

    The remaining expense categories increased $16.6 million, or 24.6%, between 1996 and 1997. The increase in professional expense resulted primarily from $3.1 million in consulting and other professional fees attributed to the conversion to the new data processing system which was completed in the latter part of 1997. The increase in marketing and advertising expense resulted from the Company's expanded advertising program. The increase in depreciation expense resulted from the Company's expenditures during 1997 totaling $17.7 million for new PC's, item processing and telecommunications equipment as well as the major remodeling of several floors in City National Center, the Company's headquarters building. The increase in office expense resulted from higher office supplies and telecommunications expenses due to the increased number of personnel and branches, primarily resulting from the acquisitions of VCNB and RNB. In March 1997, the Company reached agreements with its insurance carriers regarding a lender liability lawsuit which it settled with a former bank customer in the fourth quarter of 1996. The insurance reimbursements of $2.5 million have been credited to other noninterest expense and offset most of the $3.4 million lender liability charge recorded in the fourth quarter of 1996. Amortization of goodwill and core deposit intangibles increased $4.1 million due to the acquisitions of VCNB and RNB. The remaining other increases resulted from the acquisitions of VCNB and RNB, including $1.7 million in acquisition related charges in 1997 compared to $0.7 million in 1996, higher operating losses and other factors. ORE operations included in other operating expense resulted in net income of $0.2 million, $2.6 million and $0.2 million in 1998, 1997 and 1996, respectively. The $2.6 million income from ORE activities in 1997 was primarily due to the sale of properties.

    The Year 2000 issue is the result of computer programs written using two digits (rather than four) to define years. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. This could result in system failure or miscalculations. If the Company or significant customers, suppliers or other third parties fail to correct Year 2000 issues, the Company's ability to operate could be affected. Following is the Company's "Year 2000 Readiness Disclosure":

    "During 1998, efforts continued to address Year 2000 matters in accordance with the Company's five-phase project plan which covers information technology as well as embedded systems. The five phases are awareness, assessment, renovation, validation and implementation with contingency planning as a part of the validation phase. As previously reported, the first two phases of awareness and assessment have been completed. The Company has now completed approximately 85% of its renovation phase. The renovation phase pertains only to internal programs and applications that are not mission critical. There are no mission critical systems requiring renovation. As part of the validation phase, the Company has certified as Year 2000 ready 100% of its internal mission critical hardware and software applications and has certified approximately 50% of non mission critical hardware and software applications as Year 2000 ready. The Company expects to complete the validation of external service bureau and third party vendors by March 31, 1999. On October 4, 1998, M&I, the Bank's core processing provider, successfully completed the Year 2000 upgrade of its software. The upgrade had no production impact on either Bank customers or the Bank. Final Year 2000 certification will be completed with M&I by the end of the first quarter of 1999. In accordance with the Federal Financial Institution Examination Council's guidances, the Company expects to complete its implementation of mission critical internal and external systems and applications by June 30, 1999. The Company has developed a contingency plan for each of its mission critical business functions which establish trigger dates for implementation of the plan for each software application that is not Year 2000 compliant. However, these plans do not guarantee that circumstances beyond the Company's control will not adversely impact operations. At this time, based on assessments and testing to date, the Company does not foresee any Year 2000 issues that would materially impair the Bank's ability to conduct business.

    The Company is engaged in the ongoing process of considering and examining whether or not there would be a material effect on its business, net income or balance sheet if its vendors, suppliers and customers do not become Year 2000 compliant in a timely manner. With regard to customer readiness, the Company has queried and continues to query all commercial borrowers with loans of $1.0 million and over. For those customers having responded, it has been determined that the customer base would either be only slightly impacted by Year 2000 matters or the customer's compliance efforts at this time are satisfactory. In addition, there is a group of customers who have indicated their compliance will be in the future and the Company continues to monitor their progress. The Company is also considering customized action plans and disengagement strategies for any high risk borrowers. Where the Company is a third party vendor to customers, as in the area of cash management, it is believed at this time, that the Company will reach readiness by March 31, 1999. However, if the Company is not compliant, customers will be allowed to terminate their contracts. The loss of revenue from this type of relationship would not be material. The Company's analysis of the corporate counterparties for its investments and current hedging position is underway and the effect if any should be finalized by March 31, 1999."

    In 1998, approximately $1.7 million was directly and indirectly expensed on Year 2000 matters. This amount excludes hardware and software that was replaced in the normal course of business. Total direct and indirect expenses are expected to be at the same level in 1999.

INCOME TAXES

    The 1998 effective tax rate was 35.9% compared to 36.1% in 1997 and 32.9% in 1996. The effective rates differed from the applicable statutory federal tax rate due to various factors including state taxes, tax exempt income including interest on bank owned life insurance, amortization of nondeductible goodwill and recognition of previously unrecorded deferred tax benefits.

    The Company recognized $5.0 million in previously unrecorded California deferred tax benefits in 1996 resulting from the Company's continued and increasing profitability and the Company's evaluation of deferred tax assets which it believes are more likely than not to be realized on future tax returns.

    The effective tax rate for 1999 is expected to increase but will still be below the combined statutory federal and California tax rates due to the impact of municipal securities and leases, bank owned life insurance, the dividends received deduction for preferred stock, and tax credits from investments in low income housing.

BALANCE SHEET ANALYSIS

CAPITAL

    At December 31, 1998, the Company's and the Bank's Tier 1 capital, which is comprised of common shareholders' equity as modified by certain regulatory adjustments, amounted to $474.9 million and $446.5 million, respectively. At December 31, 1997, the Company's and the Bank's Tier 1 capital amounted to $448.0 million and $381.6 million, respectively. The increase from December 31, 1997 resulted from retention of 1998 earnings, the issuance of shares for the acquisition of HB and the exercise of stock options, less dividends paid and amounts related to shares repurchased.

    The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Company and the Bank at December 31, 1998, 1997 and 1996.

                                                    REGULATORY                DECEMBER 31
                                                 WELL CAPITALIZED   -------------------------------
                                                     STANDARDS        1998       1997       1996
                                                 -----------------  ---------  ---------  ---------
CITY NATIONAL CORPORATION
Tier 1 leverage................................           4.00%          7.99%      9.19%      9.75%
Tier 1 risk-based capital......................           6.00           9.43      10.99      13.26
Total risk-based capital.......................          10.00          13.20      12.27      14.55

CITY NATIONAL BANK
Tier 1 leverage................................           5.00           7.53       7.93       8.22
Tier 1 risk-based capital......................           6.00           8.90       9.50      11.24
Total risk-based capital.......................          10.00          12.65      10.78      12.53

    The Company paid dividends totaling $0.56 per share of common stock in 1998 and $0.44 per share of common stock in 1997. On January 27, 1999, the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $0.165 per share to shareholders of record on February 10, 1999, payable on February 22, 1999.

    In September 1998, the Company announced a program for the repurchase of up to 1.0 million shares of its common stock. At December 31, 1998, a total of 128,000 shares had been repurchased at a cost of $3.5 million, or an average price of $27.38 per share. Also in September, the Company completed another 1.0 million common shares stock buyback program that had been announced in April at a cost of $34.3 million, or an average price of $34.27 per share. On April 29, 1998, the Company completed a share repurchase program announced in March 1997 of 1.5 million shares of its common stock at a total cost of $42.7 million, or an average price of $28.46 per share.

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

The Company achieves this objective through the selection of asset and liability maturity mixes that it believes best meet the needs of the Company. The Company's liquidity position is enhanced by its ability to raise additional funds as needed in the money markets.

    The Company's core deposit base in recent years provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds has, along with shareholders' equity provided 72% and 76% of funding for average total assets in 1998 and 1997, respectively.

    A significant portion of remaining funding of average total assets is provided by short-term federal fund purchases and sales of securities under repurchase agreements. This funding source, on average, totaled $407.3 million and $222.6 million in 1998 and 1997, respectively. Additionally, the Bank increased its funding from other borrowings, primarily Federal Home Loan Bank advances, to $355.8 million on average in 1998 from $338.9 million in 1997.

    Liquidity is also provided by assets such as federal funds sold, securities purchased under resale agreements and trading account securities which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $122.2 million during 1998, up $51.3 million, or 72.4% from the prior year. This increase resulted from the Company's decision to actively manage this book of assets to generate income for the Company.

    Liquidity is also provided by the portfolio of available-for-sale securities which totals $1,012.5 million at December 31, 1998. The unpledged portion of available-for-sale securities at December 31, 1998 totaled $450.6 million and would be available as collateral for borrowing. Maturing loans also provide liquidity, and $2,032.5 million of the Bank's loans are scheduled to mature in 1999.

ASSET LIABILITY MANAGEMENT

    The principal objective of asset/liability management is to maximize net interest margin subject to margin volatility and liquidity constraints. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company's liabilities. Liquidity risk results from the mismatching of asset and liability cash flows. Management chooses asset/liability strategies that promote stable earnings and reliable funding. Interest rate risk and funding positions are kept within limits established by the Company's board of directors to ensure that risk-taking is not excessive and that liquidity is properly managed.

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

    The table on page A-18 shows the Company's interest rate gap position as of December 31, 1998 and 1997. Rate sensitive assets are expected to exceed rate sensitive liabilities by $138.0 million over the first year of the cash flow horizon. The gap is the result of the Company's natural composition of assets and liabilities, which include loans tied to the prime and checking account deposits. This gap is further reduced by interest rate swaps. The Company at December 31, 1998 had $710 million of notional principal in "receive" fixed-pay LIBOR interest rate swaps, of which $545 million have maturities greater than one year. The one year cumulative hedged gap is $(407.0) million, or about six percent of total assets. From December 31, 1997 to December 31, 1998, the Company's one year cumulative hedged gap decreased from $131.8 million to $(407.0) million as a result of increases in assets and interest rate swaps that do not reprice until after one year.

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

    The following table presents in tabular form information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related average interest rates by expected re-pricing or maturity dates and fair values as of December 31, 1998. Expected re-pricing or maturities of assets are contractual. Interest-bearing demand and savings deposits are included in the earliest maturity category, even though withdrawal of these balances is not contractually required and may not actually occur during that period. Average interest rates on variable rate instruments are based upon the Company's interest rate forecast. Actual re-pricing or maturities of interest-sensitive assets and liabilities could vary substantially from expectations if different assumptions are used or if actual experience differs from the assumptions used.

               INTEREST-SENSITIVE FINANCIAL INSTRUMENT MATURITIES

                                                                                                                    FAIR
DOLLARS IN MILLIONS                  1999       2000       2001       2002       2003     THEREAFTER     TOTAL      VALUE
---------------------------------  ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
INTEREST-SENSITIVE ASSETS:
LOANS
  Commercial.....................  $ 2,078.0  $   102.4  $    91.1  $    39.4  $    50.4   $    96.6   $ 2,457.9  $ 2,462.6
    Average interest rate........       7.65%      6.78%      7.03%      6.58%      6.75%       6.04%       7.49%
  Real estate construction.......      219.6        1.2       14.6        0.2        0.4         1.0       237.0      237.4
    Average interest rate........       8.68%     17.84%      7.99%      7.86%      8.45%       7.77%       8.68%
  Real estate commercial
    mortgage.....................      402.9       31.4       37.1       39.9       39.4       197.0       747.7      761.2
    Average interest rate........       8.56%      8.66%      8.51%      8.69%      8.48%       8.03%       8.42%
  Residential first mortgage.....      261.8      140.4      103.8       80.2       65.1       386.9     1,038.2    1,112.5
    Average interest rate........       7.60%      7.34%      7.37%      7.38%      7.39%       7.47%       7.46%
  Installment loans..............       15.1        8.2        5.7        3.2        1.5        15.9        49.6       49.3
    Average interest rate........      11.58%     10.00%      9.75%      9.37%      8.91%       9.39%      10.18%
                                   ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
      Total interest-sensitive
        assets...................  $ 2,977.4  $   283.6  $   252.3  $   162.9  $   156.8   $   697.4   $ 4,530.4  $ 4,623.0
                                   ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                   ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
INTEREST-SENSITIVE LIABILITIES:
DEPOSITS
  Interest checking..............  $   452.2  $          $          $          $           $           $   452.2  $   452.2
    Average interest rate........       0.97%                                                               0.97%
  Savings........................      183.4                                                               183.4      183.4
    Average interest rate........       3.64%                                                               3.64%
  Money market...................      927.7                                                               927.7      927.7
    Average interest rate........       3.03%                                                               3.03%
  Time...........................      862.6       46.3       25.8        4.6        2.0         0.1       941.4      940.4
    Average interest rate........       4.76%      5.54%      5.48%      5.94%      4.97%       6.24%       4.82%
                                   ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
      Total interest-sensitive
        liabilities..............  $ 2,425.9  $    46.3  $    25.8  $     4.6  $     2.0   $     0.1   $ 2,504.7  $ 2,503.7
                                   ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                   ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------

    The use of interest rate swaps to manage interest rate exposure involves the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts potentially subject to credit and market risk are much smaller. At December 31, 1998, all of the Company's interest rate swaps were entered into as hedges against a decrease in interest income generated from prime based loans if the prime decreased or to convert fixed rate deposits and borrowings into floating rate liabilities. The Company has not entered into transactions involving any other interest rate derivative financial instruments, such as interest rate floors, caps and interest rate futures contracts.

    The table below shows the notional amounts of the Company's interest rate swap maturities and average rates at December 31, 1998:

                INTEREST RATE SWAP MATURITIES AND AVERAGE RATES

NOTIONAL AMOUNTS IN MILLIONS                                1999       2000       2001       2002       TOTAL    FAIR VALUE
--------------------------------------------------------  ---------  ---------  ---------  ---------  ---------     -----
Receive-fixed rate (hedge loans and deposits)
  Notional amount.......................................  $   165.0  $   435.0  $    60.0  $    50.0  $   710.0   $     6.4(1)
  Weighted average rate received........................       5.89%      5.54%      5.70%      5.92%      5.66%
  Weighted average rate paid............................       5.42%      5.51%      5.29%      5.31%      5.45%

------------------------------

(1) Estimated net gain to settle derivative contracts.

    At December 31, 1998, the Company's outstanding foreign exchange contracts for both those purchased as well as sold totaled $10.5 million. The Company enters into foreign exchange contracts with its customers and counterparty banks solely for the purpose of offsetting or hedging transaction and economic exposures arising out of commercial transactions. The Company's policies prohibit outright speculation by the Company and its employees. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at December 31, 1998 had remaining maturities of six months or less.

                           INTEREST RATE GAP POSITION

                                        SUBJECT TO                                                           OVER 10
                                         IMMEDIATE      1ST     REMAINDER OF    YEARS > 1     YEARS > 6      YEARS &
DOLLARS IN MILLIONS                      REPRICING    QUARTER    FIRST YEAR     THROUGH 5    THROUGH 10    NON-STATED     TOTAL
--------------------------------------  -----------  ---------  -------------  -----------  -------------  -----------  ---------
DECEMBER 31, 1998
ASSETS
  Investment..........................   $   415.2   $   138.2    $   124.1     $   528.5     $   199.2     $    46.8   $ 1,452.0
  Net Loans...........................     1,467.3       908.0        515.3         852.9         389.4         262.2     4,395.1
  Non Earning Assets..................       184.9        13.1         44.6         338.1        --            --           580.7
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
    Total Assets......................     2,067.4     1,059.3        684.0       1,719.5         588.6         309.0     6,427.8
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
LIABILITIES
  Checking Accounts...................     1,381.7      --           --           1,001.0        --            --         2,382.7
  Other Core Deposits.................       768.4        71.9         97.3         813.3           0.1        --         1,751.0
  CDs over $100M & Other Time
    Deposits..........................      --           485.2        125.6          87.6          55.3        --           753.7
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
  Total Deposits......................     2,150.1       557.1        222.9       1,901.9          55.4        --         4,887.4
  Total Borrowed Funds................       368.3       374.3       --              50.0         124.0        --           916.6
  Other Liabilities...................      --          --           --              62.0        --            --            62.0
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
    Total Liabilities.................     2,518.4       931.4        222.9       2,013.9         179.4        --         5,866.0
    Total Capital.....................      --          --           --            --            --             561.8       561.8
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
      Total Liabilities and Capital...     2,518.4       931.4        222.9       2,013.9         179.4         561.8     6,427.8
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
Gap...................................   $  (451.0)  $   127.9    $   461.1     $  (294.4)    $   409.2     $  (252.8)  $  --
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
Cumulative Gap........................   $  (451.0)  $  (323.1)   $   138.0     $  (156.4)    $   252.8     $  --
Interest Rate Swaps...................      (710.0)       35.0        130.0         545.0        --            --
                                        -----------  ---------  -------------  -----------       ------    -----------
Hedged Gap............................   $(1,161.0)  $   162.9    $   591.1     $   250.6     $   409.2     $  (252.8)
                                        -----------  ---------  -------------  -----------       ------    -----------
                                        -----------  ---------  -------------  -----------       ------    -----------
Cumulative Hedged Gap.................   $(1,161.0)  $  (998.1)   $  (407.0)    $  (156.4)    $   252.8     $  --
                                        -----------  ---------  -------------  -----------       ------    -----------
                                        -----------  ---------  -------------  -----------       ------    -----------
Cumulative Hedged Gap as a % of Total
  Assets..............................         (18)%       (16)%          (6)%         (2)%           4%       --    %
                                        -----------  ---------  -------------  -----------       ------    -----------
                                        -----------  ---------  -------------  -----------       ------    -----------
DECEMBER 31, 1997
ASSETS
  Investment..........................   $   181.6   $    85.5    $   112.6     $   515.8     $    57.5     $    60.7   $ 1,013.7
  Net Loans...........................     1,518.7       612.6        384.7         718.9         314.9         137.7     3,687.5
  Non Earning Assets..................       227.3         7.7         34.1         281.7        --                         550.8
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
    Total Assets......................     1,927.6       705.8        531.4       1,516.4         372.4         198.4     5,252.0
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
LIABILITIES
  Checking Accounts...................     1,027.0      --           --           1,000.0        --            --         2,027.0
  Other Core Deposits.................       566.2        62.0        118.5         841.4           0.1        --         1,588.2
  CDs over $100M & Other Time
    Deposits..........................      --           406.7        183.6          22.7           0.1        --           613.1
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
  Total Deposits......................     1,593.2       468.7        302.1       1,864.1           0.2        --         4,228.3
  Total Borrowed Funds................       259.2       150.0          9.8          50.0        --            --           469.0
  Other Liabilities...................      --          --           --              46.0        --            --            46.0
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
    Total Liabilities.................     1,852.4       618.7        311.9       1,960.1           0.2        --         4,743.3
    Total Capital.....................      --          --           --            --            --             508.7       508.7
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
      Total Liabilities and Capital...     1,852.4       618.7        311.9       1,960.1           0.2         508.7     5,252.0
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
Gap...................................   $    75.2   $    87.1    $   219.5     $  (443.7)    $   372.2     $  (310.3)  $  --
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
                                        -----------  ---------  -------------  -----------       ------    -----------  ---------
Cumulative Gap........................   $    75.2   $   162.3    $   381.8     $   (61.9)    $   310.3     $  --
Interest Rate Swaps...................      (425.0)       50.0        125.0         250.0        --            --
                                        -----------  ---------  -------------  -----------       ------    -----------
Hedged Gap............................   $  (349.8)  $   137.1    $   344.5     $  (193.7)    $   372.2     $  (310.3)
                                        -----------  ---------  -------------  -----------       ------    -----------
                                        -----------  ---------  -------------  -----------       ------    -----------
Cumulative Hedged Gap.................   $  (349.8)  $  (212.7)   $   131.8     $   (61.9)    $   310.3     $  --
                                        -----------  ---------  -------------  -----------       ------    -----------
                                        -----------  ---------  -------------  -----------       ------    -----------
Cumulative Hedged Gap as a % of Total
  Assets..............................          (7)%        (4)%          3%           (1)%           6%       --    %
                                        -----------  ---------  -------------  -----------       ------    -----------
                                        -----------  ---------  -------------  -----------       ------    -----------

SECURITIES

    Prior to December 31, 1998, the Company classified its securities as investment, available-for-sale or trading. Those securities which the Company had the ability and intent to hold to maturity were classified as investment securities. Effective on December 31, 1998, these investment securities were transferred to available-for-sale. Securities held to facilitate customer trading orders are classified as trading securities. All other securities are classified as available-for-sale.

    Comparative period-end security portfolio balances are presented below:

                             INVESTMENT SECURITIES

                                                                    DECEMBER 31, 1998        DECEMBER 31, 1997
                                                                 ------------------------  ----------------------
DOLLARS IN THOUSANDS                                                COST      FAIR VALUE      COST     FAIR VALUE
---------------------------------------------------------------  ----------  ------------  ----------  ----------
Mortgage-backed................................................  $   --      $    --       $  107,386  $  107,728
State and Municipal............................................      --           --          107,567     108,756
Other debt.....................................................      --           --            3,216       3,216
                                                                 ----------  ------------  ----------  ----------
  Total debt securities........................................      --           --          218,169     219,700
Equity.........................................................      --           --            7,765       7,765
                                                                 ----------  ------------  ----------  ----------
  Total securities.............................................  $   --      $    --       $  225,934  $  227,465
                                                                 ----------  ------------  ----------  ----------
                                                                 ----------  ------------  ----------  ----------

                         AVAILABLE-FOR-SALE SECURITIES

                                                                    DECEMBER 31, 1998        DECEMBER 31, 1997
                                                                 ------------------------  ----------------------
DOLLARS IN THOUSANDS                                                COST      FAIR VALUE      COST     FAIR VALUE
---------------------------------------------------------------  ----------  ------------  ----------  ----------
U.S. Government and federal agency.............................  $  268,838  $    275,145  $  255,552  $  257,057
Mortgage-backed................................................     348,826       351,469     171,439     172,075
State and Municipal............................................     121,743       123,845       5,911       5,997
Other debt.....................................................     145,852       152,692      23,928      25,920
                                                                 ----------  ------------  ----------  ----------
  Total debt securities........................................     885,259       903,151     456,830     461,049
Marketable equity securities...................................     104,893       109,375     141,080     146,139
                                                                 ----------  ------------  ----------  ----------
  Total securities.............................................  $  990,152  $  1,012,526  $  597,910  $  607,188
                                                                 ----------  ------------  ----------  ----------
                                                                 ----------  ------------  ----------  ----------

    At December 31, 1998, securities available-for-sale totaled $1,012.5 million, an increase of $405.3 million or 66.8% from December 31, 1997. The transfer of investment securities to available-for-sale securities on December 31, 1998 accounted for $182.6 million of the increase. The remaining increase was from investing a portion of deposit and borrowing growth which was not needed to fund loan growth. The average duration of total available-for-sale securities at December 31, 1998 was 4.3 years compared with 2.8 years for the combined investment and available-for-sale security portfolio at December 31, 1997.

    The following tables provide the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio at December 31, 1998.

                       AVAILABLE-FOR-SALE DEBT SECURITIES

                               ONE YEAR               OVER 1 YEAR              OVER 5 YEARS                                  TOTAL
                               OR LESS                THRU 5 YEARS            THRU 10 YEARS            OVER 10 YEARS         1998
                       ------------------------  ----------------------  ------------------------  ----------------------  ---------
DOLLARS IN THOUSANDS     AMOUNT        YIELD      AMOUNT       YIELD       AMOUNT        YIELD      AMOUNT       YIELD      AMOUNT
---------------------  -----------     -----     ---------     -----     -----------     -----     ---------     -----     ---------
U.S. Government and
  federal agency.....   $  30,411         6.15%  $ 192,478        6.11%   $  52,256         6.11%  $  --          --    %  $ 275,145
Mortgage-backed......       1,036         7.02       2,430        6.11       14,864         6.10     333,139        6.64     351,469
State and Municipal..      18,715         6.36      73,083        6.73       28,397         6.42       3,650        6.46     123,845
Other debt...........      --           --           2,154        7.00        1,000         7.50     149,538        7.79     152,692
                       -----------         ---   ---------         ---   -----------         ---   ---------         ---   ---------
  Total debt
    securities.......   $  50,162         6.25%  $ 270,145        6.28%   $  96,517         6.21%  $ 486,327        6.99%  $ 903,151
                       -----------         ---   ---------         ---   -----------         ---   ---------         ---   ---------
                       -----------         ---   ---------         ---   -----------         ---   ---------         ---   ---------
  Amortized cost.....   $  49,712                $ 263,726                $  95,008                $ 476,813               $ 885,259
                       -----------               ---------               -----------               ---------               ---------
                       -----------               ---------               -----------               ---------               ---------

                                            TOTAL                   TOTAL
                                             1997                    1996
                                    ----------------------  ----------------------
DOLLARS IN THOUSANDS      YIELD      AMOUNT       YIELD      AMOUNT       YIELD
---------------------     -----     ---------     -----     ---------     -----
U.S. Government and
  federal agency.....        6.11%  $ 257,057        6.31%  $ 372,316        5.69%
Mortgage-backed......        6.61     172,075        6.66     127,936        6.28
State and Municipal..        6.60       5,997        6.71      14,067        6.76
Other debt...........        7.78      25,920        7.79      34,011        5.11
                              ---   ---------         ---   ---------         ---
  Total debt
    securities.......        6.65%  $ 461,049        6.67%  $ 548,330        5.82%
                              ---   ---------         ---   ---------         ---
                              ---   ---------         ---   ---------         ---
  Amortized cost.....               $ 456,830               $ 553,537
                                    ---------               ---------
                                    ---------               ---------

                           INVESTMENT DEBT SECURITIES

                               ONE YEAR               OVER 1 YEAR              OVER 5 YEARS                                  TOTAL
                               OR LESS                THRU 5 YEARS            THRU 10 YEARS            OVER 10 YEARS         1998
                       ------------------------  ----------------------  ------------------------  ----------------------  ---------
DOLLARS IN THOUSANDS     AMOUNT        YIELD      AMOUNT       YIELD       AMOUNT        YIELD      AMOUNT       YIELD      AMOUNT
---------------------  -----------     -----     ---------     -----     -----------     -----     ---------     -----     ---------
Mortgage-backed......                         %                       %                         %                       %  $  --
State and Municipal..                                                                                                         --
Other debt...........                                                                                                         --
                       -----------         ---   ---------         ---   -----------         ---   ---------         ---   ---------
  Total debt
    securities.......   $  --                 %  $  --                %   $  --                 %  $  --                %  $  --
                       -----------               ---------               -----------               ---------               ---------
                       -----------               ---------               -----------               ---------               ---------
  Fair value.........   $  --                    $  --                    $  --                    $  --                   $  --
                       -----------               ---------               -----------               ---------               ---------
                       -----------               ---------               -----------               ---------               ---------

                                            TOTAL                   TOTAL
                                             1997                    1996
                                    ----------------------  ----------------------
DOLLARS IN THOUSANDS      YIELD      AMOUNT       YIELD      AMOUNT       YIELD
---------------------     -----     ---------     -----     ---------     -----
Mortgage-backed......            %  $ 107,386        6.57%  $  97,638        6.45%
State and Municipal..                 107,567        6.75      88,445        6.72
Other debt...........                   3,216        6.40       9,146        6.49
                              ---   ---------         ---   ---------         ---
  Total debt
    securities.......            %  $ 218,169        6.65%  $ 195,229        6.57%
                                    ---------               ---------         ---
                                    ---------               ---------         ---
  Fair value.........               $ 219,700               $ 194,655
                                    ---------               ---------
                                    ---------               ---------

Dividend income included in interest income on securities in the Consolidated Statement of Income and Comprehensive Income was $8.7 million in both 1998 and 1997.

LOAN PORTFOLIO

    The following table shows the Company's consolidated loans by type of loan or borrower and their percentage distribution:

                                 LOAN PORTFOLIO

                                                                            DECEMBER 31,
                                                        -----------------------------------------------------
DOLLARS IN THOUSANDS                                      1998       1997       1996       1995       1994
------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Commercial............................................  $2,457,946 $1,972,232 $1,334,577 $1,080,125 $ 906,417
Residential first mortgage............................  1,038,229    980,040    882,573    593,546    212,595
Real estate construction..............................    237,015    144,558     92,322     81,318     31,201
Real estate commercial mortgage.......................    747,711    686,188    499,377    553,095    457,030
Installment...........................................     49,526     42,206     30,586     38,527     36,675
                                                        ---------  ---------  ---------  ---------  ---------
Total loans...........................................  $4,530,427 $3,825,224 $2,839,435 $2,346,611 $1,643,918
                                                        ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------
Commercial............................................       54.3%      51.6%      46.9%      46.0%      55.2%
Residential first mortgage............................       22.9       25.6       31.1       25.3       12.9
Real estate construction..............................        5.2        3.8        3.3        3.5        1.9
Real estate commercial mortgage.......................       16.5       17.9       17.6       23.6       27.8
Installment...........................................        1.1        1.1        1.1        1.6        2.2
                                                        ---------  ---------  ---------  ---------  ---------
Total loans...........................................      100.0%     100.0%     100.0%     100.0%     100.0%
                                                        ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------

    GENERAL

    The Company's loan portfolio consists primarily of short-term loans for businesses and real estate purposes. At December 31, 1998, approximately 54% of the loan portfolio was commercial loans (including participations in domestic bank non-relationship syndicated loans that add geographic and industry diversification and liquidity to the portfolio), 23% was residential first mortgages and 22% was in real estate other. The legal lending limit for any one borrower was approximately $106 million at December 31, 1998.

    The commercial loan portfolio primarily consists of loans to middle-market companies, professional and business borrowers and associated individuals. The Bank provides revolving lines of credit, term loans, asset based loans, residential first trust deed mortgages, commercial real estate secured loans, and trade facilities.

    Included in commercial loans as of December 31, 1998 were participations in domestic bank non-relationship syndicated loans of approximately $507.3 million or 11.2% of total loans. As of December 31, 1997, participations in domestic bank non-relationship syndicated loans were $240.4 million or 6.3% of total loans.

    In addition, commercial loans includes unsecured loans to real estate developers and customers involved in real estate investments and commercial loans where real estate partially secures the borrowing.

    Residential first mortgage loans which comprise 23% of total loans at December 31, 1998, continued a five-year growth trend, increasing $58.2 million, or 5.9% to $1,038.2 million at December 31, 1998. At December 31, 1998, 75.2% of the portfolio was originated internally and the balance was purchased from third parties. The Company expects continued runoff of the purchased residential first mortgage loan portfolio in 1999.

    The real estate construction portfolio (5% of the loan portfolio) consists of 81% commercial and 19% residential. Such loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to incurred costs, sales price and sales cycle. Following is a breakdown of real estate construction loans by collateral type:

                     REAL ESTATE CONSTRUCTION LOANS BY TYPE

                                                                             DECEMBER 31,
                                                                        ----------------------
DOLLARS IN THOUSANDS                                                       1998        1997
----------------------------------------------------------------------  ----------  ----------
Industrial............................................................  $   98,853  $   54,628
Office building.......................................................      10,226       8,712
Shopping centers......................................................      47,906      15,314
1-4 family (includes land)............................................      28,079      34,304
Condominiums/apartments...............................................      16,413      10,189
Other improved property...............................................      35,538      21,411
                                                                        ----------  ----------
        Total.........................................................  $  237,015  $  144,558
                                                                        ----------  ----------
                                                                        ----------  ----------

    Real estate commercial mortgages (17% of the loan portfolio) consists of 79% commercial and 21% residential. The increase during 1998 was primarily due to the acquisition of HB. Following is a breakdown of real estate commercial mortgage loans by collateral type:

                 REAL ESTATE COMMERCIAL MORTGAGE LOANS BY TYPE

                                                                             DECEMBER 31,
                                                                        ----------------------
DOLLARS IN THOUSANDS                                                       1998        1997
----------------------------------------------------------------------  ----------  ----------
Industrial............................................................  $  209,411  $  225,921
Office building.......................................................      75,616      88,973
Shopping centers......................................................      61,903      70,816
1-4 family (includes land)............................................       5,660       9,186
Condominiums/apartments...............................................     117,661      95,485
Land, nonresidential..................................................       6,923       7,270
Churches/religious....................................................      13,527      10,560
Equity lines of credit................................................      36,030      42,249
Other improved property...............................................     220,980     135,728
                                                                        ----------  ----------
        Total.........................................................  $  747,711  $  686,188
                                                                        ----------  ----------
                                                                        ----------  ----------

    Installment loans consist primarily of loans to individuals for personal uses, such as installment purchases and a variety of other consumer purchases.

    Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the customers' ability to honor loan terms is reliant upon the economic stability of Southern California, which in some degree relies on the stability of entertainment and media companies. Loans are generally made on the basis of a secure repayment source as the first priority and collateral is generally a secondary source for loan qualification.

    The Company's lending activities are predominately in Southern California although participations in domestic bank non-relationship syndicated loans, which comprise approximately 11.2% of the total loan portfolio at December 31, 1998, are primarily to borrowers located out of state. The Bank has no direct foreign loans. However, the Company does have some loans to domestic customers who are engaged in international trade, operations, or film productions. The Company's diverse portfolio of carefully analyzed and selected loans to entities engaged in the entertainment or media businesses amounted to $720.1 million at December 31, 1998, a 53.0% increase from the $470.6 million at December 31, 1997.

    Inherent in any loan portfolio are risks associated with certain types of loans. The Company assesses and manages credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies and internal monitoring. As part of the control process, an independent credit review function regularly examines the Company's loan portfolio and other credit related products, including unused commitments and letters of credit. In addition to this internal credit process, the Company's loan portfolio is subject to examination by external regulators in the normal course of business. Credit quality will be influenced by underlying trends in the economic and business cycle. The Company seeks to manage and control its risk through diversification of the portfolio by type of loan, industry concentration and type of borrower as well as specific maximum loan-to-value (LTV) limitations as to various categories of real estate related loans. These ratios are as follows:

                               MAXIMUM LTV RATIOS

                                                                                        MAXIMUM
CATEGORY OF REAL ESTATE COLLATERAL                                                    LTV RATIOS
----------------------------------------------------------------------------------  ---------------
Industrial........................................................................            80%
Office building...................................................................            75
Shopping centers..................................................................            80
1-4 family (includes land)........................................................            80
Condominiums/apartments...........................................................            80
Land, nonresidential..............................................................            50
Churches/religious................................................................            75
Equity lines of credit............................................................            80
Other improved property...........................................................            70

    The Company's loan policy provides that any term loan on income-producing properties must have a minumum debt service coverage of at least 1.20 to 1 for non-owner occupied property and at least 1.05 to 1 for owner occupied.

    One of the significant risks associated with real estate lending is the risk associated with the possible existence of environmental risks or hazards on or in property affiliated with the loan. The Bank mitigates such risks through the use of an Environmental Risk Questionnaire for all loans secured by real estate. A Phase I environmental report is required if indicated by the questionnaire or if for any other reason it is determined appropriate. Other reasons would include the industrial use of environmentally sensitive substances or the proximity to other known environmental problems. A Phase II report is required in certain cases, depending on the outcome of the Phase I report.

    ACTIVITY

    Total loans were $4,530.4 million, $3,825.2 million and $2,839.4 million at December 31, 1998, 1997 and 1996, respectively. Gross loans averaged $4,213.9 million, $3,387.8 million and $2,539.3 million for the years 1998, 1997 and 1996, respectively. The increase in total loans of $705.2 million during 1998 relates to the overall growth in the Bank's loan portfolio and the acquisition of HB. The most significant areas of growth were the increase in commercial loans of $485.7 million. In addition, residential first mortgages increased $58.2 million, while real estate construction and real estate commercial mortgages increased by $92.5 million and $61.5 million, respectively. Similar growth occurred in 1997. These increases were mainly due to the Bank's business development efforts and the strength of the local economy as well as the expansion of participations in domestic bank non-relationship syndicated loans.

    The economic climate in Southern California has been generally strong in 1998 and 1997. However, the competitive environment within the Company's marketplace for additional loan growth has become more aggressive between lenders resulting in increasing competitive pricing. To the extent that such competitive activity continues during 1999 and the Company finds it necessary to meet such competition, the Company's net interest margin could decline.

    At December 31, 1998, 44.0% of commercial loans, 40.2% of real estate loans and 5.6% of installment loans outstanding were floating interest rate loans. Floating rate loans comprised 41.9% of the total loan portfolio at December 31, 1998 and 44.8% at December 31, 1997. Total loans at December 31, 1998 consisted of 44.9% due in one year or less, 21.1% due in 1-5 years and 34.0% due after 5 years.

    The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Bank and the borrower. Because the Bank is unable to estimate the extent to which its borrowers will renew their loans the table is based on contractual maturities.

                                LOAN MATURITIES

                                                                DECEMBER 31, 1998
                                 --------------------------------------------------------------------------------
                                               RESIDENTIAL                 REAL ESTATE
                                                  FIRST      REAL ESTATE   COMMERCIAL
DOLLARS IN THOUSANDS              COMMERCIAL     MORTGAGE    CONSTRUCTION   MORTGAGE    INSTALLMENT     TOTAL
-------------------------------  ------------  ------------  ------------  -----------  -----------  ------------
Aggregate maturities of loan
  balances due:
In one year or less
  Interest rate--floating......  $    707,106  $     13,669   $  147,509    $ 111,574    $     291   $    980,149
  Interest rate--fixed.........       975,371         1,110       11,686       61,295        2,938      1,052,400

After one year but within five
  years
  Interest rate--floating......       264,936        33,029       72,822      216,768          588        588,143
  Interest rate--fixed.........       212,295         1,554        2,773      127,968       24,742        369,332

After five years
  Interest rate--floating......       109,143       188,397          470       29,284        1,893        329,187
  Interest rate--fixed.........       189,095       800,470        1,755      200,822       19,074      1,211,216
                                 ------------  ------------  ------------  -----------  -----------  ------------
    Total loans................  $  2,457,946  $  1,038,229   $  237,015    $ 747,711    $  49,526   $  4,530,427
                                 ------------  ------------  ------------  -----------  -----------  ------------
                                 ------------  ------------  ------------  -----------  -----------  ------------

ASSET QUALITY

    ALLOWANCE FOR CREDIT LOSSES

    A consequence of lending activities is that losses may be experienced. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, rising interest rates and the financial experience of borrowers. The allowance for credit losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for credit losses charged to expense and decreased by the amount of chargeoffs, net of recoveries. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio. Similarly, the adequacy of the allowance for credit losses and the level of the related provision for credit losses is determined on a judgmental basis by management based on consideration of previous loan loss experience, management's evaluation of the current loan portfolio including industry trends and concentrations and on current and expected economic conditions. Examinations of the loan portfolio are also conducted periodically by its regulators. Management and the Audit Committee of the Board of Directors evaluate the allowance and determine its desired level. Based on known information available to it at the date of this Report, management believes that the Company's allowance for credit losses was adequate for foreseeable losses at December 31, 1998.

    Based on expected loan growth, the level of nonperforming loans, anticipated recoveries in the first half of 1999 of loans previously charged-off and a relatively constant low level of chargeoffs, it is anticipated that the level of the allowance will remain stable through the first half of 1999 without a provision for credit losses.

    The following table summarizes the activity in the allowance for credit losses for the five years ended December 31, 1998:

                                                                     ALLOWANCE FOR CREDIT LOSSES
                                                                       YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------
DOLLARS IN THOUSANDS                                      1998       1997       1996       1995       1994
------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Average amount of loans outstanding...................  $4,213,853 $3,387,784 $2,539,323 $1,758,671 $1,537,997
                                                        ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------
Balance of allowance for credit losses, beginning of
  year................................................  $ 137,761  $ 130,089  $ 131,514  $ 105,343  $ 110,499
                                                        ---------  ---------  ---------  ---------  ---------
Loans charged off:
  Commercial..........................................    (15,019)   (14,651)   (14,647)   (11,124)   (22,038)
  Real estate commercial mortgage.....................     (1,382)    (4,275)    (5,338)    (5,869)   (26,354)
  Residential first mortgage..........................     (1,128)      (474)      (253)    --         --
  Installment.........................................       (107)      (112)      (104)       (48)      (128)
                                                        ---------  ---------  ---------  ---------  ---------
    Total loans charged off...........................    (17,636)   (19,512)   (20,342)   (17,041)   (48,520)
                                                        ---------  ---------  ---------  ---------  ---------
Recoveries of loans previously charged off:
  Commercial..........................................     11,556     11,098     13,325     22,045     34,163
  Real estate construction............................     --         --         --         --            161
  Real estate commercial mortgage.....................        397      8,894      5,313      1,862        758
  Residential first mortgage..........................        503         58     --         --         --
  Installment.........................................         11        118        279        228        747
                                                        ---------  ---------  ---------  ---------  ---------
    Total recoveries..................................     12,467     20,168     18,917     24,135     35,829
                                                        ---------  ---------  ---------  ---------  ---------
Net loans (charged off) recovered.....................     (5,169)       656     (1,425)     7,094    (12,691)
Additions to allowance charged to operating expense...     --         --         --         --          7,535
Acquisitions..........................................      2,747      7,016                19,077
                                                        ---------  ---------  ---------  ---------  ---------
Balance, end of year..................................  $ 135,339  $ 137,761  $ 130,089  $ 131,514  $ 105,343
                                                        ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------
Ratio of net (charge offs) recoveries to average
  loans...............................................      (0.12)%      0.02%     (0.06)%      0.40%     (0.83)%
                                                        ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------

    Net chargeoffs were $5.2 million or 0.12% of average loans during 1998. Net recoveries were $0.7 million or 0.02% of average loans during 1997. During 1996, the Company experienced net chargeoffs of $1.4 million or 0.06% of average loans during 1996. The increase in net chargeoffs in 1998 resulted primarily from a decrease in recoveries on real estate-commercial mortgages. Management believes that it will continue to have a significant amount of recoveries in 1999 but that recoveries will continue to decrease.

    The allowance for credit losses as a percentage of total loans was 2.99%, 3.60% and 4.58% at December 31, 1998, 1997 and 1996, respectively. The allowance for loan losses as a percentage of nonperforming loans was 584.9%, 499.8% and 313.1% at December 31, 1998, 1997 and 1996, respectively. See "Nonaccrual, Past Due and Restructured Loans".

    Based on an evaluation of individual credits, previous loan loss experience, management's evaluation of the current loan portfolio and current and expected economic conditions, management has allocated the allowance for credit losses as shown for the past five years in the table below.

                   ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                               ALLOWANCE AMOUNT                        PERCENT OF LOANS TO TOTAL LOANS
                             -----------------------------------------------------  -------------------------------------
DOLLARS IN THOUSANDS           1998       1997       1996       1995       1994        1998         1997         1996
---------------------------  ---------  ---------  ---------  ---------  ---------     -----        -----        -----
Commercial.................  $ 100,811  $  91,914  $  75,754  $  37,778  $  55,179          54%          51%          47%
Real estate construction...      1,950      3,357      2,405      4,550      2,341           5            4            3
Real estate commercial
  mortgage.................     16,508     27,378     37,748     77,730     43,745          17           18           18
Residential first
  mortgage.................     15,625     14,750     13,283     10,705      3,200          23           26           31
Installment................        445        362        899        751        878           1            1            1
                             ---------  ---------  ---------  ---------  ---------         ---          ---          ---
    Total..................  $ 135,339  $ 137,761  $ 130,089  $ 131,514  $ 105,343         100%         100%         100%
                             ---------  ---------  ---------  ---------  ---------         ---          ---          ---
                             ---------  ---------  ---------  ---------  ---------         ---          ---          ---


DOLLARS IN THOUSANDS            1995         1994
---------------------------     -----        -----
Commercial.................          46%          55%
Real estate construction...           3            2
Real estate commercial
  mortgage.................          24           28
Residential first
  mortgage.................          25           13
Installment................           2            2
                                    ---          ---
    Total..................         100%         100%
                                    ---          ---
                                    ---          ---

    While the allowance is allocated to portfolios, the allowance is general in nature and is available for the portfolio in its entirety. Due to commercial loan growth including participations purchased from other lenders, possible loan losses as a result of Year 2000 computer problems that may adversely impact borrowers, and a continuing decrease in problem loans in the real estate mortgage category during 1998, an increased portion of the allowance for credit losses was allocated to the commercial loan category from that allocated in 1997. An increase in problem loans in the commercial category and a decrease in problem loans in the real estate commercial mortgage category during 1997 resulted in an increased portion of the allowance for credit losses being allocated to the commercial category from that allocated in 1996. The level of the allowance has remained stable since 1995 primarily as a result of a low level of net (chargeoffs) recoveries as indicated in the previous table.

    At December 31, 1998, there was no allowance for impaired loans while there was a $0.5 million allowance on impaired loans with outstanding balances of $3.0 million at December 31, 1997. The allowance represents the difference between the value of the collateral supporting those loans and the outstanding balances of those loans and is included in the allowance for credit losses. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, SFAS No. 114 requires that the impairment be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the impairment may be measured by using the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company's policy is to record cash receipts on impaired loans first as reductions in principal and then to interest income. At December 31, 1998 and 1997, the Company had identified impaired loans with recorded investments of $13.7 million and $16.6 million, respectively.

    NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

    The following table presents information concerning nonaccrual loans, ORE, accruing loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans:

                  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                           DECEMBER 31,
                                                       -----------------------------------------------------
                                                         1998
                                                       ---------
DOLLARS IN THOUSANDS                                                1997       1996       1995       1994
-----------------------------------------------------             ---------  ---------  ---------  ---------
Nonaccrual loans:
  Real estate mortgage...............................  $  17,204  $  19,243  $  25,661  $  39,536  $  35,534
  Commercial.........................................      4,763      6,589     15,882      8,316     23,267
  Installment........................................      1,171      1,734     --            272     --
                                                       ---------  ---------  ---------  ---------  ---------
    Total............................................     23,138     27,566     41,543     48,124     58,801

ORE..................................................      3,480      2,126     15,116      7,439      4,726
                                                       ---------  ---------  ---------  ---------  ---------
Total nonaccrual loans and ORE.......................  $  26,618  $  29,692  $  56,659  $  55,563  $  63,527
                                                       ---------  ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------  ---------
Total nonaccrual loans as a percentage of total
  loans..............................................       0.51%      0.72%      1.46%      2.05%      3.58%
Total nonaccrual loans and ORE as a percentage of
  total loans and ORE................................       0.59       0.78       1.98       2.36       3.85
Allowance for credit losses to total loans...........       2.99       3.60       4.58       5.60       6.41
Allowance for credit losses to nonaccrual loans......     584.92     499.75     313.14     273.28     179.15

Loans past due 90 days or more on accrual status:
  Real estate........................................  $     949  $  13,370  $   4,076  $   3,816  $   2,830
  Commercial.........................................      7,661      9,226      8,076      2,623      1,068
  Installment........................................         13      3,596        292         58        404
                                                       ---------  ---------  ---------  ---------  ---------
    Total............................................  $   8,623  $  26,192  $  12,444  $   6,497  $   4,302
                                                       ---------  ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------  ---------
Restructured loans:
  On accrual status..................................  $   1,982  $   2,813  $   2,569  $   5,483  $   2,061
  On nonaccrual status...............................      1,682      1,286     --          1,707      7,043
                                                       ---------  ---------  ---------  ---------  ---------
    Total............................................  $   3,664  $   4,099  $   2,569  $   7,190  $   9,104
                                                       ---------  ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------  ---------

    Bank policy requires that a loan be placed on nonaccrual status if either principal or interest payments are past due in excess of ninety days unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

    At December 31, 1998, in addition to loans disclosed above as past due, nonaccrual or restructured, management also identified $2.9 million of loans about which the ability of the borrowers to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status. This amount was determined based on analysis of information known to management about the borrower's financial condition and current and expected economic conditions. If economic conditions change, adversely or otherwise, or if additional facts on borrowers' financial condition come to light, then the amount of potential problem loans may change, possibly significantly. Estimated potential losses from these potential problem loans have been provided for in determining the allowance for credit losses.

    The table below summarizes the approximate changes in nonaccrual loans for the years ended December 31, 1998 and 1997.

                          CHANGES IN NONACCRUAL LOANS

                                                                         YEAR ENDED DECEMBER
                                                                                 31,
                                                                        ----------------------
                                                                           1998
                                                                        ----------
DOLLARS IN THOUSANDS                                                                   1997
----------------------------------------------------------------------              ----------
Balance, beginning of the year........................................  $   27,566  $   41,543
Loans placed on nonaccrual............................................      31,430      32,930
Loans acquired........................................................       3,055       2,438
Charge offs...........................................................     (10,711)    (12,788)
Loans returned to accrual status......................................        (409)     (9,798)
Repayments (including interest applied to principal)..................     (27,762)    (23,598)
Transfers to ORE......................................................         (31)     (3,161)
                                                                        ----------  ----------
Balance, end of year..................................................  $   23,138  $   27,566
                                                                        ----------  ----------
                                                                        ----------  ----------

    The additional interest income that would/(would not) have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $2.0 million, $(0.1) million and $2.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income includes $2.0 million, $5.5 million and $4.1 million for the years ended December 31, 1998, 1997, and 1996, respectively, from collection of interest related to nonaccrual loans. Interest income not recognized on nonaccrual loans reduced the net interest margin by 4, 0 and 6 basis points for the years ended December 31, 1998, 1997 and 1996, respectively.

    OTHER REAL ESTATE

    The Company's OREO totaled $3.5 million at year end 1998 compared to $2.1 million a year ago. The Company's policy is to record these properties at estimated fair value, net of selling expenses, at the time they are transferred into ORE, thereby tying future gains or losses from sale or potential additional write-downs to underlying changes in the market.

COMMITMENTS AND LINES OF CREDIT

    In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated statement of financial conditions. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis.

    The Company had outstanding loan commitments aggregating $2,273.8 million at December 31, 1998. In addition, the Company had $150.3 million outstanding in bankers acceptances and letters of credit of which $129.0 relate to standby letters of credit at December 31, 1998. Substantially all of the Company's loan commitments are on a variable rate basis and are comprise of real estate and commercial loan commitments.

DEPOSITS AND BORROWED FUNDS

    Providing a stable source of low-cost funding, core deposits include noninterest bearing demand deposits, NOW and money market accounts, savings accounts and time deposits less than $100,000. Average core deposits were $3,506.6 million in 1998 compared to $3,079.6 million in 1997. The increase was due primarily to internally generated growth and in the acquisition of HB.

    Short and long-term borrowed funds provided additional funding to support loan growth. Average borrowed funds were $763.1 million in 1998 compared to $561.5 million in 1997.

    A maturity distribution of certificates of deposits of $100,000 or more at year-end follows:

DOLLARS IN THOUSANDS                                                       1998        1997
----------------------------------------------------------------------  ----------  ----------
Under 3 months........................................................  $  485,244  $  275,590
4 to 12 months........................................................     125,623     188,764
1 to 5 years..........................................................      87,573     119,760
Over 5 years..........................................................      55,275      29,014
                                                                        ----------  ----------
    Total.............................................................  $  753,715  $  613,128
                                                                        ----------  ----------
                                                                        ----------  ----------

    At December 31, 1998 and 1997, the aggregate amount of deposits by foreign depositors in domestic offices totaled $36.4 million and $31.8 million, respectively, the majority of which was interest bearing. The Bank had brokered deposits of $90.0 million and $21.7 million, at December 31, 1998 and 1997, respectively.

    Details regarding federal funds purchased and securities sold under repurchase agreements as well as other short-term borrowings follows.

                                  1998                               1997                               1996
                    ---------------------------------  ---------------------------------  ---------------------------------
                     BALANCE                            BALANCE                            BALANCE
DOLLARS IN             AT       AVERAGE     AVERAGE       AT       AVERAGE     AVERAGE       AT       AVERAGE     AVERAGE
  THOUSANDS         YEAR-END    BALANCE      RATE      YEAR-END    BALANCE      RATE      YEAR-END    BALANCE      RATE
------------------  ---------  ---------  -----------  ---------  ---------  -----------  ---------  ---------  -----------
Federal funds
  purchased and
  securities sold
  under repurchase
  agreements......  $ 276,311  $ 407,315        5.36%  $ 206,427  $ 222,617        5.27%  $ 194,549  $ 253,853        5.06%
Other short-term
  borrowings......    317,001     82,855        5.54     212,575    315,886        5.21     148,642    232,379        5.52

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

    - INTEREST RATES. Management anticipates that interest rates will remain flat or slightly higher. If interest rates vary substantially from present levels, this may cause the Company's results to differ materially.

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

QUARTERLY RESULTS

    The following table summarizes quarterly operating results for 1998 and 1997.

                        1998 QUARTERLY OPERATING RESULTS

                                                                      QUARTER ENDED
                                                   ---------------------------------------------------
DOLLARS IN THOUSANDS                                MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,    TOTAL
-------------------------------------------------  -----------  ---------  -------------  ------------  ---------
Interest income..................................   $ 103,448   $ 103,359   $   107,510    $  109,632   $ 423,949
Interest expense.................................      30,624      31,087        33,829        34,738     130,278
                                                   -----------  ---------  -------------  ------------  ---------
Net interest income..............................      72,824      72,272        73,681        74,894     293,671
Provision for credit losses......................      --          --           --             --          --
                                                   -----------  ---------  -------------  ------------  ---------
Net interest income after provision for credit
  losses.........................................      72,824      72,272        73,681        74,894     293,671
Noninterest income...............................      15,391      17,111        15,678        16,432      64,612
Gain on sale of securities.......................         974         235         1,120           743       3,072
Noninterest expense..............................      54,366      52,973        50,859        53,133     211,331
                                                   -----------  ---------  -------------  ------------  ---------
Income before taxes..............................      34,823      36,645        39,620        38,936     150,024
Income taxes.....................................      12,354      13,009        14,231        14,202      53,796
                                                   -----------  ---------  -------------  ------------  ---------
Net income.......................................   $  22,469   $  23,636   $    25,389    $   24,734   $  96,228
                                                   -----------  ---------  -------------  ------------  ---------
                                                   -----------  ---------  -------------  ------------  ---------
Net income per share, basic......................   $    0.48   $    0.51   $      0.55    $     0.54   $    2.08
                                                   -----------  ---------  -------------  ------------  ---------
                                                   -----------  ---------  -------------  ------------  ---------
Net income per share, diluted....................   $    0.46   $    0.49   $      0.53    $     0.52   $    2.00
                                                   -----------  ---------  -------------  ------------  ---------
                                                   -----------  ---------  -------------  ------------  ---------

                        1997 QUARTERLY OPERATING RESULTS

                                                                      QUARTER ENDED
                                                   ---------------------------------------------------
DOLLARS IN THOUSANDS                                MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,    TOTAL
-------------------------------------------------  -----------  ---------  -------------  ------------  ---------
Interest income..................................   $  83,307   $  88,696   $    92,195    $   93,798   $ 357,996
Interest expense.................................      23,535      25,904        27,612        27,277     104,328
                                                   -----------  ---------  -------------  ------------  ---------
Net interest income..............................      59,772      62,792        64,583        66,521     253,668
Provision for credit losses......................      --          --           --             --          --
                                                   -----------  ---------  -------------  ------------  ---------
Net interest income after provision for credit
  losses.........................................      59,772      62,792        64,583        66,521     253,668
Noninterest income...............................      12,902      13,676        13,272        14,616      54,466
Gain (loss) on sale of securities................        (277)       (262)         (224)         (285)     (1,048)
Noninterest expense..............................      43,925      45,314        44,947        47,571     181,757
                                                   -----------  ---------  -------------  ------------  ---------
Income before taxes..............................      28,472      30,892        32,684        33,281     125,329
Income taxes.....................................      10,469      11,334        11,790        11,603      45,196
                                                   -----------  ---------  -------------  ------------  ---------
Net income.......................................   $  18,003   $  19,558   $    20,894    $   21,678   $  80,133
                                                   -----------  ---------  -------------  ------------  ---------
                                                   -----------  ---------  -------------  ------------  ---------
Net income per share, basic(1)...................   $    0.39   $    0.42   $      0.45    $     0.47   $    1.74
                                                   -----------  ---------  -------------  ------------  ---------
                                                   -----------  ---------  -------------  ------------  ---------
Net income per share, diluted....................   $    0.38   $    0.41   $      0.44    $     0.45   $    1.68
                                                   -----------  ---------  -------------  ------------  ---------
                                                   -----------  ---------  -------------  ------------  ---------

--------------------------

(1) Due to rounding quarterly per share amounts do not add up to total.

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

                                          /s/ RUSSELL GOLDSMITH
                                          Russell Goldsmith
                                          Chief Executive Officer
                                          /s/ BRAM GOLDSMITH
                                          Bram Goldsmith
                                          Chairman of the Board
                                          /s/ FRANK P. PEKNY
                                          Frank P. Pekny
                                          Executive Vice President and
                                          Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To Board of Directors and Shareholders of
City National Corporation:

    We have audited the accompanying consolidated balance sheet of City National Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Los Angeles, California
January 14, 1999

                           CITY NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                                                DECEMBER 31,
                                                                                            --------------------
DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS                                                    1998       1997
------------------------------------------------------------------------------------------  ---------  ---------
ASSETS
Cash and due from banks...................................................................  $ 285,843  $ 327,398
Federal funds sold........................................................................    405,000    150,000
Interest-bearing deposits in other banks..................................................        524        301
Investment securities (fair value $227,465 in 1997).......................................     --        225,934
Securities available-for-sale (cost $990,152 in 1998 and $597,910 in 1997)................  1,012,526    607,188
Trading account securities................................................................     34,491     30,279
Loans.....................................................................................  4,530,427  3,825,224
Less allowance for credit losses..........................................................    135,339    137,761
                                                                                            ---------  ---------
  Net loans...............................................................................  4,395,088  3,687,463
Premises and equipment, net...............................................................     55,766     43,402
Customers' acceptance liability...........................................................      1,759      1,553
Deferred tax asset........................................................................     45,738     58,815
Goodwill and core deposit intangibles.....................................................     73,706     54,921
Bank owned life insurance.................................................................     42,545     --
Other assets..............................................................................     74,795     64,778
                                                                                            ---------  ---------
  Total assets............................................................................  $6,427,781 $5,252,032
                                                                                            ---------  ---------
                                                                                            ---------  ---------

LIABILITIES
Demand deposits...........................................................................  $2,382,724 $2,027,014
Interest checking deposits................................................................    452,249    439,071
Money market deposits.....................................................................    927,651    773,291
Savings deposits..........................................................................    183,353    171,100
Time deposits--under $100,000.............................................................    187,710    204,744
Time deposits--$100,000 and over..........................................................    753,715    613,128
                                                                                            ---------  ---------
  Total deposits..........................................................................  4,887,402  4,228,348
Federal funds purchased and securities sold under repurchase agreements...................    276,311    206,427
Other short-term borrowings...............................................................    317,001    212,575
Subordinated debt.........................................................................    123,265     --
Long-term debt............................................................................    200,000     50,000
Other liabilities.........................................................................     60,240     44,459
Acceptances outstanding...................................................................      1,759      1,553
                                                                                            ---------  ---------
  Total liabilities.......................................................................  5,865,978  4,743,362
                                                                                            ---------  ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock authorized--5,000,000; none outstanding...................................     --         --
Common Stock--par value--$1.00; authorized--75,000,000
  Issued--46,885,182 shares in 1998 and 46,700,891 shares in 1997.........................     46,885     46,701
Additional paid-in capital................................................................    287,363    297,654
Accumulated other comprehensive income....................................................     12,901      5,349
Retained earnings.........................................................................    243,275    173,089
Treasury shares, at cost--877,945 shares in 1998 and 563,928 shares in 1997...............    (28,621)   (14,123)
                                                                                            ---------  ---------
  Total shareholders' equity..............................................................    561,803    508,670
                                                                                            ---------  ---------
  Total liabilities and shareholders' equity..............................................  $6,427,781 $5,252,032
                                                                                            ---------  ---------
                                                                                            ---------  ---------

          See accompanying Notes to Consolidated Financial Statements.

                           CITY NATIONAL CORPORATION
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                                 1998       1997       1996
-----------------------------------------------------------------------------------  ---------  ---------  ---------
INTEREST INCOME
  Loans............................................................................  $ 365,352  $ 304,057  $ 224,702
  Securities available-for-sale....................................................     40,956     37,539     40,485
  Investments securities...........................................................     11,318     12,534     11,525
  Trading account..................................................................      2,865      2,565      1,849
  Federal funds sold and securities purchased under resale agreements..............      3,458      1,301      3,562
                                                                                     ---------  ---------  ---------
    Total interest income..........................................................    423,949    357,996    282,123
                                                                                     ---------  ---------  ---------
INTEREST EXPENSE
  Deposits.........................................................................     87,237     73,289     54,756
  Federal funds purchased and securities sold under repurchase agreements..........     21,824     11,731     12,835
  Other short-term borrowings......................................................      4,591     16,470     12,835
  Subordinated debt................................................................      7,912     --         --
  Other long-term debt.............................................................      8,714      2,838      1,963
                                                                                     ---------  ---------  ---------
    Total interest expense.........................................................    130,278    104,328     82,389
                                                                                     ---------  ---------  ---------
  Net interest income..............................................................    293,671    253,668    199,734
  Provision for credit losses......................................................     --         --         --
                                                                                     ---------  ---------  ---------
  Net interest income after provision for credit losses............................    293,671    253,668    199,734
                                                                                     ---------  ---------  ---------
NONINTEREST INCOME
  Service charges on deposit accounts..............................................     17,386     14,321     10,798
  Investment services..............................................................     16,330     13,221     11,453
  Trust fees.......................................................................      9,376      8,304      7,176
  International services...........................................................      8,106      7,271      5,181
  Bank owned life insurance........................................................      2,146     --         --
  Gain on sale of assets...........................................................      1,823      1,604      1,124
  Gain (loss) on sale of available-for-sale securities.............................      3,072     (1,048)       187
  Other............................................................................      9,445      9,745      8,076
                                                                                     ---------  ---------  ---------
    Total noninterest income.......................................................     67,684     53,418     43,995
                                                                                     ---------  ---------  ---------
NONINTEREST EXPENSE
  Salaries and other employee benefits.............................................    114,965     97,634     77,011
  Professional.....................................................................     23,445     17,899     11,462
  Net occupancy of premises........................................................     14,189     12,138      8,976
  Information services.............................................................      8,805     12,662     10,895
  Marketing and advertising........................................................     10,313      7,972      5,563
  Depreciation.....................................................................      8,816      6,144      5,143
  Office services..................................................................      7,308      7,286      4,828
  Equipment........................................................................      2,250      2,460      2,249
  Amortization of goodwill and core deposit intangibles............................      6,854      5,619      1,522
  Other operating..................................................................     14,571     14,510     17,146
  Other real estate................................................................       (185)    (2,567)      (200)
                                                                                     ---------  ---------  ---------
    Total noninterest expense......................................................    211,331    181,757    144,595
                                                                                     ---------  ---------  ---------
  Income before income taxes.......................................................    150,024    125,329     99,134
  Income taxes.....................................................................     53,796     45,196     32,571
                                                                                     ---------  ---------  ---------
  Net income.......................................................................     96,228     80,133     66,563
                                                                                     ---------  ---------  ---------
  Other comprehensive income
    Unrealized gains (losses) on securities available-for-sale.....................     16,270     11,991     (5,519)
    Reclassification adjustment for (gains) losses included in noninterest
     income........................................................................     (3,173)     1,004     (1,323)
    Income taxes (benefits)........................................................      5,545      5,497     (2,738)
                                                                                     ---------  ---------  ---------
  Other comprehensive income (loss)................................................      7,552      7,498     (4,104)
                                                                                     ---------  ---------  ---------
  Comprehensive income.............................................................  $ 103,780  $  87,631  $  62,459
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
  Net income per share, basic......................................................  $    2.08  $    1.74  $    1.52
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
  Net income per share, diluted....................................................  $    2.00  $    1.68  $    1.47
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
  Shares used to compute net income per share, basic...............................     46,357     46,018     43,888
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
  Shares used to compute net income per share, diluted.............................     48,141     47,809     45,146
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
  Dividends per share..............................................................  $    0.56  $    0.44  $    0.36
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

          See accompanying Notes to Consolidated Financial Statements.

                           CITY NATIONAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
DOLLARS IN THOUSANDS                                                                 1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................................................  $  96,228  $  80,133  $  66,563
Adjustments to net income:
  Writedowns on ORE..............................................................        122     --            229
  Gain on sales of ORE...........................................................       (475)    (3,730)      (325)
  Depreciation...................................................................      8,816      6,144      5,143
  Amortization of goodwill and core deposit intangibles..........................      6,854      5,619      1,522
  Net (increase) decrease in trading securities..................................     (4,212)     1,850     (2,401)
  Deferred income tax expense (benefit)..........................................     11,856      4,288     (8,996)
  Prepaid income taxes...........................................................     --         --         (4,932)
  Net increase in other liabilities (assets).....................................     14,954     16,446    (24,699)
  Gain (loss) on sale of securities..............................................      3,072     (1,048)       187
  Other, net.....................................................................     (2,692)   (16,475)    33,064
                                                                                   ---------  ---------  ---------
    Net cash provided by operating activities....................................    134,523     93,227     65,355
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in short-term investments................................       (223)    10,667     69,718
Purchase of securities available-for-sale........................................   (537,855)  (322,392)  (418,339)
Sales of securities available-for-sale...........................................    246,052    340,762    327,456
Maturities of securities available-for-sale......................................    109,357     58,089    328,644
Maturities of investment securities..............................................     29,817     15,993     34,819
Purchase of investment securities................................................     (3,971)   (46,147)  (123,706)
Purchase of residential mortgage loans...........................................    (40,646)   (74,681)  (250,726)
Sale of residential mortgage loans...............................................     --         47,513     62,717
(Loan originations) and principal collections, net...............................   (534,023)  (634,616)  (340,802)
Proceeds from sales of ORE.......................................................      2,204     26,473      5,730
Proceeds from sale of leveraged leases...........................................     --         --          1,824
Purchase of premises and equipment...............................................    (18,034)   (17,695)    (1,444)
Net cash from acquisitions.......................................................     32,419     42,876     --
Bank owned life insurance premium paid...........................................    (40,399)    --         --
Other, net.......................................................................        881      1,966     24,207
                                                                                   ---------  ---------  ---------
  Net cash used by investing activities..........................................   (754,421)  (551,192)  (279,902)
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds purchased and securities sold under
  repurchase agreements..........................................................     69,884     11,878    (63,804)
Net increase in deposits.........................................................    453,454    390,646    138,488
Net increase (decrease) in short-term borrowings.................................    104,426     54,133    (46,458)
Proceeds from issuance of other long-term debt...................................    150,000     50,000      9,800
Repayment of long-term debt......................................................     --        (25,000)    --
Net proceeds of subordinated debt................................................    124,081     --         --
Proceeds from exercise of stock options..........................................     12,321     11,367      7,847
Stock repurchases................................................................    (59,768)   (22,503)   (22,384)
Cash dividends paid..............................................................    (26,042)   (20,310)   (15,815)
Other, net.......................................................................      4,987      2,906     (2,421)
                                                                                   ---------  ---------  ---------
  Net cash provided by financing activities......................................    833,343    453,117      5,253
                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.............................    213,445     (4,848)  (209,294)
Cash and cash equivalents at beginning of year...................................    477,398    482,246    691,540
                                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................................  $ 690,843  $ 477,398  $ 482,246
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest.....................................................................  $ 122,739  $ 103,392  $  82,535
    Income taxes.................................................................     37,950     38,502     31,750
  Non-cash investing activities:
    Transfer from loans to foreclosed assets.....................................      4,010     11,885     15,608
    Transfers from investment securities to securities available-for-sale........    182,557     --         --

          See accompanying Notes to Consolidated Financial Statements.

                           CITY NATIONAL CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                     ACCUMULATED
                                                      ADDITIONAL        OTHER                                   TOTAL
                               SHARES      COMMON       PAID-IN     COMPREHENSIVE   RETAINED    TREASURY    SHAREHOLDERS'
DOLLARS IN THOUSANDS           ISSUED       STOCK       CAPITAL     INCOME (LOSS)   EARNINGS      STOCK        EQUITY
----------------------------  ---------  -----------  -----------  ---------------  ---------  -----------  -------------
Balances, December 31,
  1995......................  45,553,724  $  45,554    $ 266,829      $   1,955     $  62,518   $  (9,899)    $ 366,957
Net income..................     --          --           --             --            66,563      --            66,563
Issuance of shares for stock
  options...................    749,058         749        7,098         --            --          --             7,847
Tax benefit from stock
  options...................     --          --            1,683         --            --          --             1,683
Cash dividends..............     --          --           --             --           (15,815)     --           (15,815)
Other comprehensive loss net
  of tax....................     --          --           --             (4,104)       --          --            (4,104)
Repurchased shares..........     --          --           --             --            --         (22,384)      (22,384)
                              ---------  -----------  -----------       -------     ---------  -----------  -------------
Balances, December 31,
  1996......................  46,302,782     46,303      275,610         (2,149)      113,266     (32,283)      400,747
Net income..................     --          --           --             --            80,133      --            80,133
Issuance of shares for stock
  options...................    398,109         398          949         --            --          10,020        11,367
Tax benefit from stock
  options...................     --          --            2,908         --            --          --             2,908
Cash dividends..............     --          --           --             --           (20,310)     --           (20,310)
Other comprehensive income
  net of tax................     --          --           --              7,498        --          --             7,498
Repurchased shares, net.....     --          --           --             --            --         (22,503)      (22,503)
Issuance of treasury shares
  for acquisitions..........     --          --           18,187         --            --          30,643        48,830
                              ---------  -----------  -----------       -------     ---------  -----------  -------------
Balances, December 31,
  1997......................  46,700,891     46,701      297,654          5,349       173,089     (14,123)      508,670
Net income..................     --          --           --             --            96,228      --            96,228
Issuance of shares for stock
  options...................     53,342          53      (22,185)        --            --          34,453        12,321
Tax benefit from stock
  options...................     --          --            4,987         --            --          --             4,987
Cash dividends..............     --          --           --             --           (26,042)     --           (26,042)
Other comprehensive income
  net of tax................     --          --           --              7,552        --          --             7,552
Repurchased shares, net.....     --          --           --             --            --         (59,768)      (59,768)
Issuance of shares for
  acquisition...............    130,949         131        6,907         --            --          10,817        17,855
                              ---------  -----------  -----------       -------     ---------  -----------  -------------
Balances, December 31,
  1998......................  46,885,182  $  46,885    $ 287,363      $  12,901     $ 243,275   $ (28,621)    $ 561,803
                              ---------  -----------  -----------       -------     ---------  -----------  -------------
                              ---------  -----------  -----------       -------     ---------  -----------  -------------

          See accompanying Notes to Consolidated Financial Statements.

                           CITY NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    City National Corporation and subsidiaries (the Company), through its primary subsidiary, the Bank, provides private and business banking services primarily in the Southern California market. The Bank's principal customer base comprises small- to middle-market companies with annual sales revenue of up to $250 million, entrepreneurs, professionals, and high net worth individuals. The Bank typically serves customers seeking relationship banking, which it seeks to provide through a high level of personal service, tailored products, and private banking teams. The Bank offers commercial and personal loans of all types, deposit, cash management, international banking and other products and services. In addition, the Bank lends, invests and provides services in accordance with its Community Reinvestment Act commitment. Through City National Investments, the bank offers personal and employee benefit trust and estate services and deals in money market and other investments for its own account and for the customers. The Bank also offers mutual funds in association with other companies.

    BASIS OF PRESENTATION

    The consolidated financial statements of the Company include the accounts of the Corporation; its non-bank subsidiary; the Bank, and the Bank's wholly owned subsidiaries after elimination of all material inter-company transactions. Certain prior years' data have been reclassified to conform to current year presentation.

    The Company and its subsidiaries are on the accrual basis of accounting for income and expenses. In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements.

    SECURITIES

    On December 31, 1998, the Company changed its intent to hold all investment securities to maturity and therefore has classified all securities other than trading securities as available-for-sale valued at fair value. Trading securities are valued at market value with any unrealized gains or losses included in income. Unrealized gains or losses on available-for-sale securities are excluded from net income but are included in comprehensive income net of taxes. Premiums or discounts on available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of available-for-sale securities are recorded using the specific identification method. Investment services income consists of fees, commissions and markups on securities transactions with customers and money market mutual fund fees.

    LOANS

    Loans are generally carried at principal amounts less net deferred loan fees. Net deferred loan fees include deferred unamortized fees less direct incremental loan origination costs. Interest income is accrued as earned. Net deferred fees are accreted into interest income using the interest method.

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Loans are placed on nonaccrual status when a loan becomes 90 days past due as to interest or principal unless the loan is both well secured and in process of collection. Loans are also placed on nonaccrual status when the full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the accretion of deferred loan fees is ceased. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.

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

    When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the allowance for credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the allowance for credit losses.

    The Company's policy is to record cash receipts received on impaired loans first as reductions to principal and then to interest income.

    ALLOWANCE FOR CREDIT LOSSES

    The provision for credit losses charged to operations reflects management's judgement of the adequacy of the allowance for credit losses and is determined through quarterly analytical reviews of the loan portfolio, problem loans and consideration of such other factors as the Company's loan loss experience, trends in problem loans, concentrations of credit risk, and current and expected future economic conditions, as well as the results of the Company's ongoing credit examination process and that of its regulators.

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

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

    The Company files a consolidated federal income tax return and a combined state income tax return. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting basis of assets and liabilities, as well as for operating losses and tax credit carry forwards, using enacted tax laws and rates. Deferred tax assets will be reduced through a valuation allowance whenever it becomes more likely than not that all, or some portion, will be realized. Deferred income taxes (benefit) represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total income taxes (benefit) for the year.

    NET INCOME PER SHARE

    Basic earnings per share is based on the weighted average shares of common stock, which were calculated as 46,357,000, 46,018,000 and 43,888,000 for 1998,
1997 and 1996, respectively. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during part or all of the year and were calculated as 48,141,000, 47,809,000 and 45,146,000, respectively.

    GOODWILL AND CORE DEPOSIT INTANGIBLES

    Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases and is amortized over fifteen years. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized over seven years. Goodwill and core deposit intangibles are evaluated periodically for other than temporary impairment. Should such an assessment indicate that the undiscounted value of an intangible may be impaired, the net book value of the intangible would be written down to net estimated recoverable value. The carrying value of goodwill and core deposit intangibles is net of accumulated amortization of $11.2 million and $7.1 million at December 31, 1998 and December 31, 1997, respectively.

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

    STOCK OPTION PLAN

    Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As a practice, the exercise price equals the current market price and there is no compensation expense. Pro forma net income and pro forma net income per share disclosures for employee stock option grants are based on recognition as expense, over the vesting period, of the fair value on the date of grant of all stock-based awards made in 1995 and subsequent years.

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    COMPREHENSIVE INCOME

    Beginning in 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No, 130), which requires the disclosure of comprehensive income and its components in a full set of general purpose financial statements. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of other comprehensive income for the Company.

    SEGMENT REPORTING

    Beginning in 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). Management of the Company has determined that it is engaged in only one operating segment, providing private and business banking services.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement is effective for fiscal years beginning after June 15, 1999. The Company uses interest rate swaps to manage interest rate exposure, which are accounted for as hedging activities and does not believe that the implementation will have a significant impact on the Company's financial position, net income or net comprehensive income.

NOTE 2. ACQUISITIONS

    On December 31, 1998, the Company completed its acquisition of North American Trust Company, an independent trust company for $11.5 million in an all cash transaction. The acquisition of North American Trust Company resulted in the recording of intangibles of approximately $11.3 million under the purchase method of accounting including $1.0 million of severance, excess space and other purchase price costs of which $0.2 million were paid in 1998. Payments are expected to be made in the first half of 1999 of $0.3 million and the remaining payments of $0.5 million relating to excess space are to be made over the remaining 6.5 years of a lease.

    On January 9, 1998, the Company completed its acquisition of Harbor Bancorp
(HB) for $34.5 million. The Company issued approximately 540,000 shares, primarily from treasury with an aggregate market value of $17.9 million and paid the remainder in cash. The acquisition of HB resulted in the recording of goodwill and intangibles of approximately $24.0 million under the purchase method of accounting. At December 31, 1998, the remaining unamortized balance was approximately $21.7 million.

    On January 24, 1997, the Company completed its acquisition of Riverside National Bank (RNB). The Company paid approximately $41.4 million for RNB by issuing approximately 1.0 million treasury shares with an aggregate market value of approximately $20.7 million and paid the remainder in cash. The acquisition of RNB was accounted for under the purchase method of accounting and resulted in the recording of goodwill and intangibles of approximately $27.4 million. At December 31, 1998, the remaining unamortized balance was approximately $21.6 million. The results of RNB's operations are included in those reported by the Company beginning on January 25, 1997.

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. ACQUISITIONS (CONTINUED)
    On January 17, 1997, the Company completed its acquisition of Ventura County National Bancorp (VCNB). The Company paid approximately $49.1 million for VCNB by issuing approximately 1.3 million treasury shares with an aggregate market value of approximately $28.1 million and paid the remainder in cash. The acquisition of VCNB was accounted for under the purchase method of accounting and resulted in the recording of goodwill and intangibles of approximately $27.4 million. At December 31, 1998, the remaining unamortized balance was approximately $19.1 million. The results of VCNB's operations are included in those reported by the Company beginning on January 18, 1997.

NOTE 3. INVESTMENT SECURITIES

    On December 31, 1998, all investment securities were transferred to available-for-sale. The following is a summary of the amortized cost and estimated fair value for the major categories of investment securities as of December 31, 1997:

                                                                                  GROSS         GROSS
                                                                    CARRYING   UNREALIZED    UNREALIZED       FAIR
DOLLARS IN THOUSANDS                                                 VALUE        GAINS        LOSSES        VALUE
-----------------------------------------------------------------  ----------  -----------     ------      ----------
Mortgage-backed..................................................  $  107,386   $     693     $     351    $  107,728
State and Municipal..............................................     107,567       1,370           181       108,756
Other debt.......................................................       3,216      --            --             3,216
                                                                   ----------  -----------        -----    ----------
  Total debt securities..........................................     218,169       2,063           532       219,700
Marketable equity securities.....................................       7,765      --            --             7,765
                                                                   ----------  -----------        -----    ----------
  Total securities...............................................  $  225,934   $   2,063     $     532    $  227,465
                                                                   ----------  -----------        -----    ----------
                                                                   ----------  -----------        -----    ----------

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. SECURITIES AVAILABLE-FOR-SALE

    The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

                                                                                GROSS        GROSS
                                                                 AMORTIZED   UNREALIZED   UNREALIZED       FAIR
DOLLARS IN THOUSANDS                                                COST        GAINS       LOSSES        VALUE
---------------------------------------------------------------  ----------  -----------  -----------  ------------
December 31, 1998
  U.S. Government and federal agency...........................  $  268,838   $   6,323    $      16   $    275,145
  Mortgage-backed..............................................     348,826       3,043          400        351,469
  State and Municipal..........................................     121,743       2,180           78        123,845
  Other debt...................................................     145,852       6,943          103        152,692
                                                                 ----------  -----------  -----------  ------------
    Total debt securities......................................     885,259      18,489          597        903,151
  Marketable equity securities.................................     104,893       5,457          975        109,375
                                                                 ----------  -----------  -----------  ------------
    Total securities...........................................  $  990,152   $  23,946    $   1,572   $  1,012,526
                                                                 ----------  -----------  -----------  ------------
                                                                 ----------  -----------  -----------  ------------

December 31, 1997
  U.S. Government and federal agency...........................  $  255,552   $   2,105    $     600   $    257,057
  Mortgage-backed..............................................     171,439       1,247          611        172,075
  State and Municipal..........................................       5,911          86       --              5,997
  Other debt...................................................      23,928       1,992       --             25,920
                                                                 ----------  -----------  -----------  ------------
    Total debt securities......................................     456,830       5,430        1,211        461,049
  Marketable equity securities.................................     141,080       5,317          258        146,139
                                                                 ----------  -----------  -----------  ------------
    Total securities...........................................  $  597,910   $  10,747    $   1,469   $    607,188
                                                                 ----------  -----------  -----------  ------------
                                                                 ----------  -----------  -----------  ------------

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. SECURITIES AVAILABLE-FOR-SALE (CONTINUED)

    Gross realized gains and losses related to the available-for-sale portfolios were $5,299,000 and $2,227,000, respectively, for the year ended December 31, 1998, $638,000 and $1,686,000, respectively, for the year ended December 31, 1997 and $2,784,000 and $2,597,000, respectively, for the year ended December 31, 1996.

    The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities at December 31, 1998, by contractual maturity:

                               ONE YEAR               OVER 1 YEAR              OVER 5 YEARS                                  TOTAL
                               OR LESS                THRU 5 YEARS            THRU 10 YEARS            OVER 10 YEARS         1998
                       ------------------------  ----------------------  ------------------------  ----------------------  ---------
DOLLARS IN THOUSANDS     AMOUNT        YIELD      AMOUNT       YIELD       AMOUNT        YIELD      AMOUNT       YIELD      AMOUNT
---------------------  -----------     -----     ---------     -----     -----------     -----     ---------     -----     ---------
U.S. Government and
  federal agency.....   $  30,411         6.15%  $ 192,478        6.11%   $  52,256         6.11%  $  --          --    %  $ 275,145
Mortgage-backed......       1,036         7.02       2,430        6.11       14,864         6.10     333,139        6.64     351,469
State and Municipal..      18,715         6.36      73,083        6.73       28,397         6.42       3,650        6.46     123,845
Other debt...........      --           --           2,154        7.00        1,000         7.50     149,538        7.79     152,692
                       -----------         ---   ---------         ---   -----------         ---   ---------         ---   ---------
  Total debt
    securities.......   $  50,162         6.25%  $ 270,145        6.28%   $  96,517         6.21%  $ 486,327        6.99%  $ 903,151
                       -----------         ---   ---------         ---   -----------         ---   ---------         ---   ---------
                       -----------         ---   ---------         ---   -----------         ---   ---------         ---   ---------
  Amortized cost.....   $  49,712                $ 263,726                $  95,008                $ 476,813               $ 885,259
                       -----------               ---------               -----------               ---------               ---------
                       -----------               ---------               -----------               ---------               ---------

                                            TOTAL                   TOTAL
                                             1997                    1996
                                    ----------------------  ----------------------
DOLLARS IN THOUSANDS      YIELD      AMOUNT       YIELD      AMOUNT       YIELD
---------------------     -----     ---------     -----     ---------     -----
U.S. Government and
  federal agency.....        6.11%  $ 257,057        6.31%  $ 372,316        5.69%
Mortgage-backed......        6.61     172,075        6.66     127,936        6.28
State and Municipal..        6.60       5,997        6.71      14,067        6.76
Other debt...........        7.78      25,920        7.79      34,011        5.11
                              ---   ---------         ---   ---------         ---
  Total debt
    securities.......        6.65%  $ 461,049        6.67%  $ 548,330        5.82%
                              ---   ---------         ---   ---------         ---
                              ---   ---------         ---   ---------         ---
  Amortized cost.....               $ 456,830               $ 553,537
                                    ---------               ---------
                                    ---------               ---------

    Available-for-sale securities totaling $561.9 million were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law at December 31, 1998.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

    The following is a summary of the major categories of loans:

                                                                           DECEMBER 31,
                                                                    --------------------------
DOLLARS IN THOUSANDS                                                    1998          1997
------------------------------------------------------------------  ------------  ------------
Commercial........................................................  $  2,457,946  $  1,972,232
Residential first mortgage........................................     1,038,229       980,040
Real estate construction..........................................       237,015       144,558
Real estate commercial mortgage...................................       747,711       686,188
Installment.......................................................        49,526        42,206
                                                                    ------------  ------------
Total loans (net of unearned income and fees of $7,203 and
  $4,310).........................................................  $  4,530,427  $  3,825,224
                                                                    ------------  ------------
                                                                    ------------  ------------

    At December 31, 1998 and 1997, the Company had identified impaired loans with recorded investments of $13.7 million and $16.6 million, respectively. There were no impaired loans with allocated allowances for credit losses as of December 31, 1998. Allowances of $0.5 million on loans with outstanding balances of $3.0 million existed as of December 31, 1997. The allowances represent the differences between the value of the collateral supporting the loans and their outstanding balances. For 1998 and 1997, the average balance of impaired loans was $0.3 million and $21.2 million, respectively. During 1998, 1997 and 1996, no interest income was recognized on impaired loans until the book balances of these loans were paid off.

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)
    In the normal course of business, the Bank has loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to other customers with a similar credit standing. The aggregate dollar amounts of these loans were $17.2 million and $17.0 million at December 31, 1998 and 1997, respectively. During 1998, new loans made totaled $0.4 million and repayments totaled $0.2 million. Interest income recognized on these loans amounted to $1.5 million, $1.4 million and $1.4 million during 1998, 1997 and 1996, respectively. At December 31, 1998, none of these loans were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and Directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

    Loans past due 90 days or more and still accruing interest totaled $8.6 million, $26.2 million and $12.4 million at December 31, 1998, 1997 and 1996, respectively. Restructured loans totaled $3.7 million, $4.1 million, and $2.6 million at December 31, 1998, 1997 and 1996, respectively.

    The following is a summary of activity in the allowance for credit losses:

DOLLARS IN THOUSANDS                                          1998        1997        1996
---------------------------------------------------------  ----------  ----------  ----------
Balance, January 1.......................................  $  137,761  $  130,089  $  131,514
Allowance of acquired institutions.......................       2,747       7,016      --
Charge offs..............................................     (17,636)    (19,512)    (20,342)
Recoveries...............................................      12,467      20,168      18,917
                                                           ----------  ----------  ----------
Net (charge offs) recoveries.............................      (5,169)        656      (1,425)
                                                           ----------  ----------  ----------
Balance, December 31.....................................  $  135,339  $  137,761  $  130,089
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    The following is a summary of non-performing loans and related interest foregone (received):

                                                                        DECEMBER 31,
                                                               -------------------------------
DOLLARS IN THOUSANDS                                             1998       1997       1996
-------------------------------------------------------------  ---------  ---------  ---------
Nonaccrual loans.............................................  $  23,138  $  27,566  $  41,543
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Contractual interest due.....................................  $   3,967  $   5,364  $   6,262
Interest recognized..........................................      1,973      5,490      4,135
                                                               ---------  ---------  ---------
  Net interest foregone (received)...........................  $   1,994  $    (126) $   2,127
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

    The Company has pledged all of its eligible residential first mortgages to the Federal Home Loan Bank of San Francisco under that institution's blanket lien program although not all of the pledged mortgages are being utilized to collateralize current borrowings.

NOTE 6. PREMISES AND EQUIPMENT

    The following is a summary of data for the major categories of premises and equipment:

                                                                       ACCUMULATED
                                                                       DEPRECIATION
                                                                           AND       CARRYING
DOLLARS IN THOUSANDS                                          COST     AMORTIZATION    VALUE
---------------------------------------------------------  ----------  ------------  ---------
DECEMBER 31, 1998
  Premises, including land of $5,245.....................  $   51,549   $   24,417   $  27,132
  Software...............................................       9,678        1,799       7,879
  Furniture, fixtures and equipment......................      54,219       33,464      20,755
                                                           ----------  ------------  ---------
    Total................................................  $  115,446   $   59,680   $  55,766
                                                           ----------  ------------  ---------
                                                           ----------  ------------  ---------

DECEMBER 31, 1997
  Premises, including land of $5,182.....................  $   50,270   $   26,532   $  23,738
  Furniture, fixtures and equipment......................      47,311       27,647      19,664
                                                           ----------  ------------  ---------
    Total................................................  $   97,581   $   54,179   $  43,402
                                                           ----------  ------------  ---------
                                                           ----------  ------------  ---------

    Depreciation and amortization expense was $8.8 million in 1998, $6.1 million in 1997 and $5.1 million in 1996. Net rental payments on operating leases included in net occupancy of premises in the Consolidated Statement of Income and Comprehensive Income were $8.4 million in 1998, $7.1 million in 1997, and $6.4 million in 1996.

    The future net minimum rental commitments were as follows at December 31, 1998:

                                                                                  NET MINIMUM
                                                                                    RENTAL
DOLLARS IN THOUSANDS                                                              COMMITMENTS
-------------------------------------------------------------------------------  -------------
1999...........................................................................    $  15,231
2000...........................................................................       13,962
2001...........................................................................       12,520
2002...........................................................................       11,659
2003...........................................................................        8,936
Thereafter.....................................................................       20,841
                                                                                 -------------
Total..........................................................................    $  83,149
                                                                                 -------------
                                                                                 -------------

    A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. The Bank paid $1.1 million per year in 1998, 1997 and 1996 for rent and operating expense pass throughs to a real estate partnership in which the Bank owns a 32% interest, and Mr. Bram Goldsmith, Chairman, indirectly owns a 14% interest.

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. PREMISES AND EQUIPMENT (CONTINUED)
    The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases including those assumed from the Acquired Banks and North American Trust Company. Lease obligations assumed from the Acquired Banks and North American Trust Company have been adjusted to current market values through purchase accounting adjustments. The allowance thus created will be accreted over the terms of the leases and reduce the total expense recognized by the Company in its operating expenses. At December 31, 1998, the Company is contractually entitled to receive minimum future rentals of $8.8 million under noncancellable sub-leases.

NOTE 7. INCOME TAXES

    Income tax (benefit) in the Consolidated Statement of Income and Comprehensive Income includes the following amounts:

DOLLARS IN THOUSANDS                                            CURRENT   DEFERRED     TOTAL
-------------------------------------------------------------  ---------  ---------  ---------
1998
  Federal....................................................  $  36,594  $   2,544  $  39,138
  State......................................................      5,346      9,312     14,658
                                                               ---------  ---------  ---------
    Total....................................................  $  41,940  $  11,856  $  53,796
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

1997
  Federal....................................................  $  30,684  $   2,988  $  33,672
  State......................................................     10,224      1,300     11,524
                                                               ---------  ---------  ---------
    Total....................................................  $  40,908  $   4,288  $  45,196
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

1996
  Federal....................................................  $  31,399  $  (3,639) $  27,760
  State......................................................     10,168     (5,357)     4,811
                                                               ---------  ---------  ---------
    Total....................................................  $  41,567  $  (8,996) $  32,571
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below.

NET DEFERRED TAX ASSETS

DOLLARS IN THOUSANDS                                                        1998       1997
------------------------------------------------------------------------  ---------  ---------
Deferred tax assets:
  Allowance for credit losses...........................................  $  44,557  $  47,282
  Net operating loss carryforwards......................................     15,353     17,064
  Accrued expenses......................................................      4,126      3,189
  State income taxes....................................................      8,816     13,851
  Purchase accounting fair value adjustment.............................      4,203      5,397
  Other.................................................................      1,284      1,934
                                                                          ---------  ---------
    Total gross deferred tax assets.....................................     78,339     88,717
  Valuation allowance...................................................     (5,297)    (8,248)
                                                                          ---------  ---------
                                                                             73,042     80,469
                                                                          ---------  ---------

Deferred tax liabilities:
  Leveraged leases......................................................      3,999      4,461
  Core deposit and other intangibles....................................      7,265      8,232
  Installment sales.....................................................      1,177      1,264
  Unrealized gains on available-for-sale securities.....................      9,473      3,929
  Deferred loan origination costs.......................................      1,671      1,348
  Loan fees.............................................................      1,338      1,117
  Other.................................................................      2,381      1,303
                                                                          ---------  ---------
    Total gross deferred tax liabilities................................     27,304     21,654
                                                                          ---------  ---------
Net deferred tax assets.................................................  $  45,738  $  58,815
                                                                          ---------  ---------
                                                                          ---------  ---------

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. INCOME TAXES (CONTINUED)

    Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

                                                                    % OF PRETAX INCOME (LOSS)
                                                                 -------------------------------
                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Statutory rate.................................................       35.0%      35.0%      35.0%
Net state income tax...........................................        6.3        6.0        6.4
Tax exempt income..............................................       (3.9)      (4.4)      (3.6)
Tax credits....................................................       (1.1)      (0.8)      (1.1)
Cash surrender value of life insurance.........................       (0.5)    --         --
Reduction in valuation allowances..............................     --         --           (4.3)
Amortization of goodwill.......................................        0.8        0.5     --
All other--net.................................................       (0.7)      (0.2)       0.5
                                                                       ---        ---        ---
Effective tax provision........................................       35.9%      36.1%      32.9%
                                                                       ---        ---        ---
                                                                       ---        ---        ---

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

    As of January 1, 1996, the Company had a $19.8 million valuation allowance principally related to net California deductible temporary differences of $76.0 million and net operating loss carryforwards of First LA. California law does not permit carry backs and requires a 50% reduction of tax losses that are carried forward. In 1996, the Company reduced the valuation allowance by $6.0 million as part of the Company's periodic reevaluation of deferred tax assets which it believes are more likely than not to be realized in future tax returns. The Company considered, among other factors, the record net income reported in 1997 in its evaluation of those deferred tax assets that it believes to be more likely than not to be realized.

    At December 31, 1998, First LA's federal net operating loss carry forwards total $43.8 million, of which $18.6 million will expire in 2009 and $25.2 million will expire in 2010. First LA's California net operating loss carry forwards total $21.3 million, of which $10.1 million will expire in 1999 and $11.2 million will expire in 2000. During 1998, the Company reversed approximately $3.0 million of the valuation allowance resulting from the acquisition of First LA and reduced core deposit intangibles by a corresponding amount.

NOTE 8. RETIREMENT PLAN

    The Company has a profit sharing retirement plan with an IRS Section 401 (k) feature covering eligible employees. Contributions are made on an annual basis into a trust fund and are allocated to the participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income. For 1998, 1997 and 1996, the Company recorded total contributions expense of $8.1 million, $6.7 million and $5.6 million, respectively.

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. RETIREMENT PLAN (CONTINUED)
    Eligible employees may contribute up to 15% of their salary, but not more than the maximum allowed under IRS regulations. In 1998 and 1997, the Bank matched 50% of the first six percent of covered compensation. In 1996, the Bank matched 10% of the first four percent of covered compensation contributed using forfeitures and cash. For 1998, 1997, and 1996 the Bank's matching contribution included in the total contribution above was $1,374,000, $1,318,000 and $40,000, respectively.

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

    The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $15.55, $9.09 and $4.51 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998-expected dividend yield of 2.00%, volatility of 33.6%, risk-free interest rate of 5.58% and expected life of 7.5 years; 1997-expected dividend yield of 2.00%, volatility of 33.8%, risk-free interest rate of 6.49% and an expected life of 7.5 years; 1996-expected dividend yield of 1.64%, volatility of 35.0%, risk-free interest rate of 6.01%, and an expected life of
7.5 years.

    The Company applies APB Opinion No. 25 in accounting for the Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

DOLLARS IN THOUSANDS                                 1998       1997       1996
-------------------------------------------------  ---------  ---------  ---------
Net income, as reported..........................  $  96,228  $  80,133  $  66,563
Pro forma net income.............................     90,689     77,840     65,140
Net income per share, basic, as reported.........  $    2.08  $    1.74  $    1.52
Proforma net income per share, basic.............       1.96       1.69       1.48
Net income per share, diluted, as reported.......       2.00       1.68       1.47
Proforma net income per share, diluted...........       1.88       1.63       1.44

    Pro forma net income reflects only options granted in 1998, 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of generally four years and compensation cost for options granted prior to January 1, 1995 is not considered.

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. STOCK OPTION PLANS (CONTINUED)
    The following is a summary of the transactions under the stock option plans described above:

STOCK OPTION PLANS:

                                                       1998                        1997                        1996
                                            --------------------------  --------------------------  --------------------------
                                                           WEIGHTED                    WEIGHTED                    WEIGHTED
                                             NUMBER OF      AVERAGE      NUMBER OF      AVERAGE      NUMBER OF      AVERAGE
SHARES IN THOUSANDS                           SHARES     OPTION PRICE     SHARES     OPTION PRICE     SHARES     OPTION PRICE
------------------------------------------  -----------  -------------  -----------  -------------  -----------  -------------
Options outstanding, January 1............       3,689     $   14.57         3,687     $   12.06         4,120     $   11.76
Granted...................................       1,300         35.68           751         24.48           603         13.65
Converted for acquisitions................          12          9.83           176          8.99        --            --
Exercised.................................      (1,061)        11.61          (858)        13.05          (749)        10.48
Canceled or expired.......................         (91)        23.40           (67)        14.79          (287)        16.14
                                            -----------       ------         -----        ------         -----        ------
Options outstanding, December 31..........       3,849     $   22.07         3,689     $   14.57         3,687     $   12.06
                                            -----------       ------         -----        ------         -----        ------
                                            -----------       ------         -----        ------         -----        ------
Exercisable...............................       1,851                       2,283                       2,424
                                            -----------                      -----                       -----
                                            -----------                      -----                       -----

    During 1998 the Company issued 1,008,079 treasury shares and 53,342 newly issued shares in connection with the exercise of stock options. In 1997 the Company issued 459,891 treasury shares and 398,109 newly issued shares in connection with the exercise of stock options. In 1996 the Company issued 749,058 of newly issued shares for the exercise of stock options.

    The information concerning currently outstanding and exercisable options at December 31, 1998 are as follows:

                                                                  OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                                       -----------------------------------------  --------------------------
                                                                        WEIGHTED      WEIGHTED                    WEIGHTED
                                                                         AVERAGE       AVERAGE                     AVERAGE
                                                          NUMBER        REMAINING    OUTSTANDING     NUMBER       EXERCISE
SHARES IN THOUSANDS                                     OUTSTANDING    LIFE (YRS)       PRICE      EXERCISABLE      PRICE
-----------------------------------------------------  -------------  -------------  -----------  -------------  -----------
Options issued at prices less than $12.00 per
  share..............................................          889           5.23     $    9.02           799     $    8.76
Options issued at prices between $12.00 and $13.99
  per share..........................................          881           6.48         13.28           661         13.22
Options issued at prices between $14.00 and $29.99
  per share..........................................          770           7.46         23.70           266         22.77
Options issued at prices between $30.00 and $40.00
  per share..........................................        1,309           9.31         35.86           125         32.85
                                                             -----                                      -----
                                                             3,849                                      1,851
                                                             -----                                      -----
                                                             -----                                      -----

    At December 31, 1998, nonstatutory and incentive stock options covering 835,357 and 1,015,435 shares, respectively, of the Company's common stock were exercisable under the plans. At December 31, 1998, 179,744 shares were available for future grants.

    In addition to the above, the Corporation's 1995 Omnibus Plan provides for the automatic annual grant, on the date of the Annual Meeting of Stockholders, of a discounted stock option (which is not Incentive Stock Option) to each non-employee director, including members of the Compensation and

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. STOCK OPTION PLANS (CONTINUED)
Directors Nominating Committee to purchase 500 shares of the Corporation's Common Stock ("Director Stock Options"). The exercise price of Director Stock Options is $1.00 per share, payable in cash or cash equivalents, by surrender of the Corporation's Common Stock held by the director for at least a year before exercise, or any combination of the two. Director Stock Options vest 6 months after the date of issuance or upon the termination of the holder's directorship (other than for cause), whichever is earlier, and expire 10 years after the date of grant. Such options fully vest six months after grant. During 1998 and 1997, options to purchase 3,500 and 4,000 shares respectively, were granted to directors of the Company.

NOTE 10. BORROWED FUNDS

    The following is a summary of borrowed funds of the Company excluding overnight federal funds purchased and securities sold under agreements to repurchase.

BORROWED FUNDS

                                                                             DECEMBER 31,
                                                                        ----------------------
DOLLARS IN THOUSANDS                                                       1998        1997
----------------------------------------------------------------------  ----------  ----------
Other short-term borrowings:
  Term federal funds purchased........................................  $  175,000  $   50,000
  Guaranteed investment contract......................................      --           9,800
  Treasury, tax and loan note.........................................      92,001      52,775
  Federal Home Loan Bank advances.....................................      50,000     100,000
                                                                        ----------  ----------
    Total.............................................................  $  317,001  $  212,575
                                                                        ----------  ----------
                                                                        ----------  ----------
Subordinated debt.....................................................  $  123,265  $   --
                                                                        ----------  ----------
                                                                        ----------  ----------
Long-term debt:
  Federal Home Loan Bank advances.....................................     200,000      50,000
                                                                        ----------  ----------
    Total.............................................................  $  200,000  $   50,000
                                                                        ----------  ----------
                                                                        ----------  ----------

    Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities of greater than one year. The maximum amount of other short-term borrowings at any month end was $483.1 million, $267.9 million and $206.6 million in 1998, 1997 and 1996, respectively.

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. BORROWED FUNDS (CONTINUED)

    The maximum amount of securities sold under agreements to repurchase outstanding at any month end was $47.2 million, $127.5 million and $141.3 million, in 1998, 1997 and 1996, respectively. The average amount of securities sold under agreements to repurchase was $17.5 million, $53.4 million and $95.2 million during 1998, 1997 and 1996, respectively. The securities underlying the agreements to repurchase remain under the Company's control.

    On January 12, 1998, the Bank issued $125.0 million of 6 3/8% Subordinated Notes, due in 2008, in a private offering. These Subordinated Notes qualify as Tier II capital. The carrying value of the Subordinated Notes is net of discount and issuance costs which are being amortized to interest expense to yield an effective interest rate of 6.62%.

    Federal Home Loan Bank advances outstanding as of December 31, 1998 (in thousands of dollars) mature as follows:

                                                 INTEREST
                       BORROWINGS   MATURITY       RATE
                       -----------  ---------  ------------
                        $  50,000      5/8/00      5.2750%
                           25,000      7/3/00      5.2325%
                           25,000     8/14/00      5.3217%
                       -----------
                          100,000

                           25,000     1/22/01      5.1481%
                           25,000     8/14/01      5.3317%
                       -----------
                           50,000

                           25,000    11/18/02      5.5800%
                           25,000    12/16/02      5.9900%
                       -----------
                           50,000
                       -----------
                        $ 200,000
                       -----------
                       -----------

    Federal Home Loan Bank advances outstanding were $50.0 million as of December 31, 1997; $25.0 million maturing on November 18, 2002, but putable beginning on November 19, 1999 and any time thereafter, with a fixed interest rate of 5.58% and $25.0 million maturing on December 16, 2002 with a fixed interest rate of 5.99%.

    The Bank had $403.8 million and $464.5 million of unused borrowing capacity from the FHLB at December 31, 1998 and 1997, respectively.

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

    Historically, the majority of the funds for the payment of dividends by the Company have been obtained from the Bank. Under federal banking law, dividends declared by national banks in any calendar year may not, without the approval of the Office of the Comptroller of the Currency (OCC), exceed net profits (as defined), for that year combined with its retained net income for the preceding two calendar

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. AVAILABILITY OF FUNDS FROM SUBSIDIARIES; RESTRICTIONS ON CASH BALANCES; CAPITAL (CONTINUED) years. At December 31, 1998, the Bank could have declared dividends of $79 million without the approval of regulators.

    Federal banking law also prohibits the Corporation from borrowing from the Bank on less than a fully secured basis. At December 31, 1998 and 1997, the Corporation had borrowed from the Bank $13.1 million and $45.0 million, respectively, all of which was appropriately secured in compliance with regulatory requirements.

    Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Company. During 1998 and 1997, reserve balances averaged approximately $16.0 million and $45.4 million, respectively.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1998, the Company and the Bank meet all capital adequacy requirements to which it is subject.

    As of December 31, 1998, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. AVAILABILITY OF FUNDS FROM SUBSIDIARIES; RESTRICTIONS ON CASH BALANCES; CAPITAL (CONTINUED)
    The Company's actual amounts and ratios are presented in the table:

                                                                                 FOR CAPITAL
                                                              ACTUAL          ADEQUACY PURPOSES
                                                       --------------------  --------------------
DOLLARS IN MILLIONS                                     AMOUNT      RATIO     AMOUNT      RATIO
-----------------------------------------------------  ---------  ---------  ---------  ---------
As of December 1998:
  Total capital
                                                                                          GREATER
                                                                                          THAN OR
                                                                                            EQUAL
    (to risk weighted assets)........................  $   664.9     13.20%  $   403.1     TO8.0%
  Tier 1 capital
                                                                                          GREATER
                                                                                          THAN OR
                                                                                            EQUAL
    (to risk weighted assets)........................      474.9      9.43%      201.5     TO4.0%
  Tier 1 capital
                                                                                          GREATER
                                                                                          THAN OR
                                                                                            EQUAL
    (to average assets)..............................      474.9      7.99%      237.9     TO4.0%

As of December 1997:
  Total capital
                                                                                          GREATER
                                                                                          THAN OR
                                                                                            EQUAL
    (to risk weighted assets)........................  $   500.0     12.27%  $   326.0     TO8.0%
  Tier 1 capital
                                                                                          GREATER
                                                                                          THAN OR
                                                                                            EQUAL
    (to risk weighted assets)........................      448.0     10.99%      163.0     TO4.0%
  Tier 1 capital
                                                                                          GREATER
                                                                                          THAN OR
                                                                                            EQUAL
    (to average assets)..............................      448.0      9.19%      195.0     TO4.0%

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. AVAILABILITY OF FUNDS FROM SUBSIDIARIES; RESTRICTIONS ON CASH BALANCES; CAPITAL (CONTINUED)
    The Bank's actual amounts and ratios are presented in the table:

                                                                                 FOR CAPITAL
                                                              ACTUAL          ADEQUACY PURPOSES
                                                       --------------------  --------------------
DOLLARS IN MILLIONS                                     AMOUNT      RATIO     AMOUNT      RATIO
-----------------------------------------------------  ---------  ---------  ---------  ---------
As of December 1998:
  Total capital
                                                                                          GREATER
                                                                                          THAN OR
                                                                                            EQUAL
    (to risk weighted assets)........................  $   634.8     12.65%  $   401.6     TO8.0%
  Tier 1 capital
                                                                                          GREATER
                                                                                          THAN OR
                                                                                            EQUAL
    (to risk weighted assets)........................      446.5      8.90%      200.8     TO4.0%
  Tier 1 capital
                                                                                          GREATER
                                                                                          THAN OR
                                                                                            EQUAL
    (to average assets)..............................      446.5      7.53%      237.1     TO4.0%

As of December 1997:
  Total capital
                                                                                          GREATER
                                                                                          THAN OR
                                                                                            EQUAL
    (to risk weighted assets)........................  $   432.9     10.78%  $   321.4     TO8.0%
  Tier 1 capital
                                                                                          GREATER
                                                                                          THAN OR
                                                                                            EQUAL
    (to risk weighted assets)........................      381.6      9.50%      160.5     TO4.0%
  Tier 1 capital
                                                                                          GREATER
                                                                                          THAN OR
                                                                                            EQUAL
    (to average assets)..............................      381.6      7.93%      192.4     TO4.0%

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

    The Company had outstanding loan commitments aggregating $2,273.8 million and $1,947.8 million at December 31, 1998 and 1997, respectively. In addition, the Company had $150.3 million and $140.3 million outstanding in bankers acceptances and letters of credit of which $129.0 million and $115.5 million relate to standby letters of credit at December 31, 1998 and 1997, respectively. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

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

NOTE 13. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD

    For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

    SECURITIES AND TRADING ACCOUNT ASSETS

    For securities held as investments or available-for-sale, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. For trading account securities, fair values are based on quoted market prices or dealer quotes.

    LOAN RECEIVABLES

    For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using dealer quotes, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded that the allowance for credit losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 1998 and 1997.

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

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) The estimated fair values of financial instruments of the company are as follows:

                                                                       DECEMBER 31,1998      DECEMBER 31,1997
                                                                     --------------------  --------------------
                                                                     CARRYING     FAIR     CARRYING     FAIR
DOLLARS IN MILLIONS                                                   AMOUNT      VALUE     AMOUNT      VALUE
-------------------------------------------------------------------  ---------  ---------  ---------  ---------
Financial Assets:
Cash and due from banks............................................  $   286.4  $   286.4  $   327.7  $   327.7
Federal funds sold and securities purchased under resale
  agreements.......................................................      405.0      405.0      150.0      150.0
Investment securities..............................................     --         --          225.9      227.5
Securities available-for-sale......................................    1,012.5    1,012.5      607.2      607.2
Trading account assets.............................................       34.5       34.5       30.3       30.3
Loans, net of allowance for credit losses..........................    4,395.1    4,487.7    3,687.5    3,747.3

Financial Liabilities:
Deposits...........................................................    4,887.4    4,886.4    4,228.3    4,228.8
Federal funds purchased and securities sold under resale
  agreements.......................................................      451.3      451.3      206.4      206.4
Other short-term borrowings........................................      142.0      142.0      212.6      212.6
Long-term debt.....................................................      323.3      325.6       50.0       50.0
Commitments to extend credit.......................................      (12.6)     (12.6)      (9.1)      (9.1)
Derivative contracts...............................................      710.0(1)       6.4(2)     425.0(1)       1.7(2)

------------------------

(1) Notional Amount

(2) Estimated net gains (losses) to settle derivative contracts as of respective period ends

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

    Condensed parent company financial statements, which include transactions with subsidiaries, follow:

                            CONDENSED BALANCE SHEET

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
DOLLARS IN THOUSANDS                                                                           1998        1997
------------------------------------------------------------------------------------------  ----------  ----------
ASSETS
Cash......................................................................................  $    6,145  $    6,075
Securities available-for-sale.............................................................      32,684     104,108
Other assets..............................................................................         256         515
Investment in City National Bank..........................................................     531,918     440,380
Investment in nonbank subsidiary..........................................................       4,958       4,440
                                                                                            ----------  ----------
  Total assets............................................................................  $  575,961  $  555,518
                                                                                            ----------  ----------
                                                                                            ----------  ----------

LIABILITIES
Notes payable to City National Bank.......................................................  $   13,120  $   45,000
Other liabilities.........................................................................       1,038       1,848
                                                                                            ----------  ----------
  Total liabilities.......................................................................      14,158      46,848
Shareholders' Equity......................................................................     561,803     508,670
                                                                                            ----------  ----------
  Total liabilities and shareholders' equity..............................................  $  575,961  $  555,518
                                                                                            ----------  ----------
                                                                                            ----------  ----------

             CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
DOLLARS IN THOUSANDS                                                                 1998       1997       1996
--------------------------------------------------------------------------------  ----------  ---------  ---------
Income
  Dividends from Bank...........................................................  $   42,238  $  46,792  $  63,891
  Interest and dividend income..................................................       5,378      6,318      4,313
  Gain (loss) on sale of securities.............................................       2,142       (339)       407
                                                                                  ----------  ---------  ---------
    Total income................................................................      49,758     52,771     68,611
                                                                                  ----------  ---------  ---------
Interest on notes payable to Bank...............................................       2,217      2,555      1,720
Other expenses..................................................................         661        411        463
                                                                                  ----------  ---------  ---------
  Total expenses................................................................       2,878      2,966      2,183
                                                                                  ----------  ---------  ---------
Income before taxes and equity in undistributed income of Bank..................      46,880     49,805     66,428
Income taxes (benefit)..........................................................         490       (462)        22
                                                                                  ----------  ---------  ---------
Income before equity in undistributed income of Bank............................      46,390     50,267     66,406
Equity in undistributed income of Bank..........................................      49,838     29,866        157
                                                                                  ----------  ---------  ---------
Net income......................................................................      96,228     80,133     66,563
Other comprehensive income (loss)...............................................       7,552      7,498     (4,104)
                                                                                  ----------  ---------  ---------
Comprehensive income............................................................  $  103,780  $  87,631  $  62,459
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                       CONDENSED STATEMENT OF CASH FLOWS

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
DOLLARS IN THOUSANDS                                                              1998         1997        1996
-----------------------------------------------------------------------------  -----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...................................................................  $    96,228  $   80,133  $   66,563
Adjustments to net income:
  Equity in undistributed income of Bank.....................................      (49,838)    (29,866)       (157)
  Other, net.................................................................        4,040       1,009        (363)
                                                                               -----------  ----------  ----------
    Net cash provided by operating activites.................................       50,430      51,276      66,043
                                                                               -----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in short-term investments............................      --           --           9,400
Maturities of securities available-for-sale..................................       30,766      22,423       2,000
Purchase of securities available-for-sale....................................      (22,938)    (61,560)    (39,096)
Sales of securities available-for-sale.......................................       61,549       5,813       4,731
Investment in subsidiaries...................................................      (16,415)    (24,582)     --
Other, net...................................................................        2,047      --            (172)
                                                                               -----------  ----------  ----------
  Net cash from (used by) investing activities...............................       55,009     (57,906)    (23,137)
                                                                               -----------  ----------  ----------

CASH FLOWS FOR FINANCING ACTIVITIES
Cash dividends paid..........................................................      (26,042)    (20,310)    (15,815)
(Repayments to) borrowings from City National Bank...........................      (31,880)     17,500       7,800
Repurchase of treasury shares................................................      (59,768)    (22,503)    (22,384)
Stock options exercised......................................................       12,321      11,367       7,847
Other, net...................................................................      --            2,875       1,773
                                                                               -----------  ----------  ----------
  Net cash used for financing activities.....................................     (105,369)    (11,071)    (20,779)
                                                                               -----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents.........................           70     (17,701)     22,127
Cash and cash equivalents at beginning of year...............................        6,075      23,776       1,649
                                                                               -----------  ----------  ----------
Cash and cash equivalents at end of year.....................................  $     6,145  $    6,075  $   23,776
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------

NOTE 15. DERIVATIVE FINANCIAL INSTRUMENTS

    The following table presents the notional amount and fair value of interest-rate risk-management instruments at December 31, 1998 and 1997:

                                                                           1998                      1997
                                                                 ------------------------  ------------------------
                                                                  NOTIONAL       FAIR       NOTIONAL       FAIR
DOLLARS IN MILLIONS                                                AMOUNT        VALUE       AMOUNT        VALUE
---------------------------------------------------------------  -----------     -----     -----------     -----
Receive-fixed/pay variable.....................................   $   710.0    $     6.4    $   425.0    $     1.7

    Interest-rate swap agreements involve the exchange of fixed- and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest-rate risk-management instruments had an exposure to credit risk of $6.4 million and $1.8 million at December 31, 1998 and 1997,

                           CITY NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at year end. The Company's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain thresholds are exceeded. No amounts were required to be deposited by the Company or its counterparties as of December 31, 1998.

    The periodic net settlement of interest-rate risk-management instruments is recorded as an adjustment to net interest income. These interest-rate risk-management instruments generated $1.7 million, $0.8 million and $0.3 million in net interest income in 1998, 1997 and 1996, respectively.