Form 10-Q
period 1999-03-31
CITY NATIONAL CORP
filed 1999-05-14
CIK 201461

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter ended March 31, 1999 Commission File Number 1-10521


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


Number of shares of common stock outstanding at April 30, 1999: 45,683,113

PART 1 - FINANCIAL INFORMATON
ITEM 1. FINANCIAL STATEMENTS

                                               CITY NATIONAL CORPORATION
                                              CONSOLIDATED BALANCE SHEET
                                                     (Unaudited)

                                                                                        March 31,      December 31,      March 31,
Dollars in thousands, except share amounts                                                1999             1998            1998
------------------------------------------                                             -----------     -----------      -----------
Assets
     Cash and due from banks ........................................................  $   287,911     $   285,843      $   374,309
     Federal funds sold .............................................................      210,000         405,000          280,000
     Investment securities (fair value $220,785 at March 31, 1998) ..................         --              --            219,395
     Securities available-for-sale (cost $1,074,666; $990,152 and $595,603 at
         March 31, 1999, December 31, 1998 and March 31, 1998, respectively) ........    1,078,633       1,012,526          606,313
     Trading account securities .....................................................       29,403          35,015           29,759
     Loans ..........................................................................    4,518,276       4,530,427        4,052,046
     Less allowance for credit losses ...............................................      138,710         135,339          137,043
                                                                                       -----------     -----------      -----------
         Net loans ..................................................................    4,379,566       4,395,088        3,915,003

     Premises and equipment, net ....................................................       57,164          55,766           44,839
     Customers' acceptance liability ................................................        1,943           1,759            2,110
     Deferred tax asset .............................................................       46,925          45,738           54,109
     Goodwill and core deposit intangibles ..........................................       71,864          73,706           73,012
     Bank owned life insurance ......................................................       43,084          42,545           40,457
     Other assets ...................................................................       77,826          74,795           62,816
                                                                                       -----------     -----------      -----------
         Total assets ...............................................................  $ 6,284,319     $ 6,427,781      $ 5,702,122
                                                                                       ===========     ===========      ===========

Liabilities
     Demand deposits ................................................................  $ 2,101,752     $ 2,382,724      $ 1,999,820
     Interest checking deposits .....................................................      385,719         452,249          384,642
     Money market deposits ..........................................................      945,123         927,651          851,413
     Savings deposits ...............................................................      190,207         183,353          167,592
     Time deposits-under $100,000 ...................................................      180,223         187,710          210,971
     Time deposits-$100,000 and over ................................................      800,706         753,715          755,645
                                                                                       -----------     -----------      -----------
         Total deposits .............................................................    4,603,730       4,887,402        4,370,083
     Federal funds purchased and securities sold under repurchase agreements ........      552,583         276,311          374,275
     Other short-term borrowings ....................................................      107,326         317,001          162,969
     Subordinated debt ..............................................................      123,311         123,265          124,004
     Long-term debt .................................................................      280,000         200,000           75,000
     Other liabilities ..............................................................       56,401          60,240           55,642
     Acceptances outstanding.........................................................        1,943           1,759            2,110
                                                                                       -----------     -----------      -----------
         Total liabilities ..........................................................    5,725,294       5,865,978        5,164,083
                                                                                       -----------     -----------      -----------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
     Preferred Stock authorized - 5,000,000; none outstanding .......................         --              --               --
     Common Stock-par value-$1.00; authorized - 75,000,000
         Issued- 46,885,182; 46,885,182 and 46,831,840 shares at March 31, 1999,
         December 31, 1998 and March 31, 1998,
         respectively ...............................................................       46,885          46,885           46,832
     Additional paid-in capital .....................................................      281,911         287,363          296,067
     Comprehensive income ...........................................................        2,286          12,901            6,143
     Retained earnings ..............................................................      261,646         243,275          189,000
     Treasury shares, at cost - 1,056,189; 877,945 and 1,305 shares at March 31,
         1999, December 31, 1998 and March 31, 1998,
         respectively ...............................................................      (33,703)        (28,621)              (3)
                                                                                       -----------     -----------      -----------
         Total shareholders' equity .................................................      559,025         561,803          538,039
                                                                                       -----------     -----------      -----------
         Total liabilities and shareholders' equity .................................  $ 6,284,319     $ 6,427,781      $ 5,702,122
                                                                                       ===========     ===========      ===========


                         See accompanying Notes to the Unaudited Consolidated Financial Statements

                                       CITY NATIONAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                              (Unaudited)

                                                                                          For the three months
                                                                                           ended March 31,
                                                                                     -----------------------------
In thousands, except per share amounts                                                 1999                 1998
--------------------------------------                                               ---------           ---------
Interest Income
   Loans ..........................................................................  $  94,799           $  90,074
   Securities .....................................................................     15,686              12,259
   Trading account securities .....................................................        502                 605
   Federal funds sold and securities purchased under resale agreements ............        505                 510
                                                                                     ---------           ---------
       Total interest income ......................................................    111,492             103,448
                                                                                     ---------           ---------
Interest Expense
   Deposits .......................................................................     19,741              20,832
   Federal funds purchased and securities sold under repurchase agreements ........      7,570               4,892
   Other short-term borrowings ....................................................      1,285               1,999
   Subordinated debt ..............................................................      2,040               1,776
   Other long-term debt ...........................................................      3,176               1,125
                                                                                     ---------           ---------
       Total interest expense .....................................................     33,812              30,624
                                                                                     ---------           ---------
   Net interest income ............................................................     77,680              72,824
   Provision for credit losses ....................................................       --                  --
                                                                                     ---------           ---------
   Net interest income after provision for credit losses ..........................     77,680              72,824
                                                                                     ---------           ---------
Noninterest Income
   Service charges on deposit accounts ............................................      4,075               5,032
   Investment services ............................................................      4,320               3,691
   Trust fees .....................................................................      4,391               2,242
   International services .........................................................      1,991               1,686
   Bank owned life insurance ......................................................        539                 457
   Gain on sale of assets .........................................................         58                  13
   Gain on sale of securities .....................................................      1,253                 974
   Other ..........................................................................      2,518               2,270
                                                                                     ---------           ---------
       Total noninterest income ...................................................     19,145              16,365
                                                                                     ---------           ---------
Noninterest Expense
   Salaries and other employee benefits ...........................................     32,513              29,742
   Professional ...................................................................      4,785               5,910
   Net occupancy of premises ......................................................      3,486               2,949
   Information services ...........................................................      2,521               2,608
   Marketing and advertising ......................................................      2,564               2,437
   Depreciation ...................................................................      2,444               2,030
   Office services ................................................................      1,836               2,111
   Equipment ......................................................................        651                 508
   Amortization of goodwill and core deposit intangibles ..........................      2,060               1,635
   Other operating ................................................................      3,006               4,391
   Other real estate ..............................................................         35                  45
                                                                                     ---------           ---------
       Total noninterest expense ..................................................     55,901              54,366
                                                                                     ---------           ---------
   Income before income taxes .....................................................     40,924              34,823
   Income taxes ...................................................................     14,923              12,354
                                                                                     ---------           ---------
   Net income .....................................................................     26,001              22,469
                                                                                     ---------           ---------
   Other comprehensive income
       Unrealized gains (losses) on securities available-for-sale .................    (17,885)              2,015
       Reclassification adjustment for gains included in noninterest income .......       (524)               (583)
       Income taxes (benefits) ....................................................     (7,794)                638
                                                                                     ---------           ---------
   Other comprehensive income .....................................................    (10,615)                794
                                                                                     ---------           ---------
   Comprehensive income ...........................................................  $  15,386           $  23,263
                                                                                     =========           =========

   Net income per share, basic ....................................................  $    0.57           $    0.48
                                                                                     =========           =========

   Net  income per share, diluted .................................................  $    0.55           $    0.46
                                                                                     =========           =========

   Shares used to compute income per share, basic .................................     45,990              46,677
                                                                                     =========           =========

   Shares used to compute income per share, diluted ...............................     47,336              48,841
                                                                                     =========           =========


                     See accompanying Notes to the Unaudited Consolidated Financial Statements


                                   CITY NATIONAL CORPORATION
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)

                                                                      For the three months ended
                                                                               March 31,
                                                                     -----------------------------
Dollars in thousands                                                    1999               1998
--------------------                                                 ---------           ---------
Cash Flows From Operating Activities
Net income ........................................................  $  26,001           $  22,469
Adjustments to net income:
     Gain on sales of ORE .........................................         23                  58
     Depreciation .................................................      2,444               2,030
     Amortization of goodwill and core deposit intangibles ........      2,060               1,869
     Net decrease in trading securities ...........................      5,612                 821
     Deferred income tax benefit ..................................       (693)             (6,177)
     Gain on sale of securities ...................................      1,253                 974
     Net increase in other liabilities (assets) ...................     (8,356)             10,165
     Other, net ...................................................     11,520              14,344
                                                                     ---------           ---------

         Net cash provided by operating activites .................     39,864              46,553
                                                                     ---------           ---------

Cash Flows From Investing Activities
Purchase of securities available-for-sale .........................   (124,288)            (88,993)
Sales of securities available-for-sale ............................      8,050              80,341
Maturities of securities available-for-sale .......................     31,552              21,017
Maturities of investment securities ...............................       --                 9,429
Purchase of investment securities .................................       --                (2,528)
Purchase of residential mortgage loans ............................       --               (32,396)
(Loan originations) and principal collections, net ................     11,053             (51,442)
Proceeds from sales of ORE ........................................        176                 647
Purchase of premises and equipment ................................     (4,273)             (1,143)
Net cash from acquisitions ........................................       --                43,622
Bank owned life insurance premium paid ............................       --               (40,000)
Other, net ........................................................        173                 171
                                                                     ---------           ---------

     Net cash used by investing activities ........................    (77,557)            (61,275)
                                                                     ---------           ---------

Cash Flows From Financing Activities
Net increase in federal funds purchased and securities sold
     under repurchase agreements ..................................    276,272             167,848
Net decrease in deposits ..........................................   (283,672)            (63,865)
Net decrease in short-term borrowings .............................   (209,675)            (49,606)
Net increase in other long-term debt ..............................     80,000              25,000
Net proceeds of subordinated debt .................................       --               124,004
Proceeds from exercise of stock options ...........................      3,302               6,034
Stock repurchases .................................................    (14,477)            (13,025)
Cash dividends paid ...............................................     (7,630)             (6,558)
Other, net ........................................................        641               1,801
                                                                     ---------           ---------

     Net cash provided by financing activities ....................   (155,239)            191,633
                                                                     ---------           ---------

Net increase (decrease) in cash and cash equivalents ..............   (192,932)            176,911
Cash and cash equivalents at beginning of year ....................    690,843             477,398
                                                                     ---------           ---------

Cash and cash equivalents at end of period ........................  $ 497,911           $ 654,309
                                                                     =========           =========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest .................................................  $  35,338           $  28,686
         Income taxes .............................................      2,000                --

     Non-cash investing activities:
         Transfer from loans to foreclosed assets .................       --                 1,436

           See accompanying Notes to the Unaudited Consolidated Financial Statements


                               CITY NATIONAL CORPORATION
               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     (Unaudited)

                                                               FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              -----------------------------
Dollars in thousands                                             1999                1998
--------------------
                                                              ---------           ---------
Common Stock
      Balance, beginning of period ........................   $  46,885           $  46,701
      Stock issued for acquisitions .......................        --                   131
                                                              ---------           ---------
      Balance, end of period ..............................      46,885              46,832
                                                              ---------           ---------

Additional paid-in capital
      Balance, beginning of period ........................     287,363             297,654
      Tax benefit from stock options ......................         641               1,801
      Excess of cost of treasury shares reissued
           over stock option exercise amounts .............      (6,093)            (10,295)
      Excess of market value of shares issued
           for acquisitions over historical cost ..........        --                 6,907
                                                              ---------           ---------
      Balance, end of period ..............................     281,911             296,067
                                                              ---------           ---------


Treasury shares
      Balance, beginning of period ........................     (28,621)            (14,123)
      Purchase of shares ..................................     (14,477)            (13,026)
      Issuance of shares for acquisitions .................        --                10,817
      Issuance of shares for stock options ................       9,395              16,329
                                                              ---------           ---------
      Balance, end of period ..............................     (33,703)                 (3)
                                                              ---------           ---------

Accumulated other comprehensive income
      Balance, beginning of period ........................      12,901               5,349
      Other comprehensive income (loss) net of taxes ......     (10,615)                794
                                                              ---------           ---------
      Balance, end of period ..............................       2,286               6,143
                                                              ---------           ---------

Retained earnings
      Balance, beginning of period ........................     243,275             173,089
      Net income ..........................................      26,001              22,469
      Dividends paid ......................................      (7,630)             (6,558)
                                                              ---------           ---------
      Balance, end of period ..............................     261,646             189,000
                                                              ---------           ---------
Total shareholders' equity ................................   $ 559,025           $ 538,039
                                                              =========           =========


       See accompanying Notes to the Unaudited Consolidated Financial Statements

                            CITY NATIONAL CORPORATION
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The results of operations reflect the interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement is effective for fiscal years beginning after June 15, 1999. The Company uses interest rate swaps to manage interest rate exposure, which are accounted for as hedging activities and does not believe that the implementation will have a significant impact on the Company's financial position, net income or net comprehensive income.

3. Trading account securities are stated at market value. Investments not classified as trading securities are classified as securities available-for-sale and recorded at fair value. Unrealized holding gains or losses for securities available-for-sale are excluded from net income and are reported as comprehensive income included as a separate component of shareholders' equity net of taxes.

4. Certain prior periods' data have been reclassified to conform to current period presentation.

5. Under the Company's current 1.0 million-share common stock buyback program, which was announced on September 8, 1998, a total of 430,700 shares were repurchased during the first quarter of 1999 at a cost of $14.1 million. As of April 30, 1999, a total of 753,800 shares were repurchased under this program at a cost of $23.7 million. Shares purchased under the buyback program will be reissued upon the exercise of stock options and for other general corporate purposes.

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

See "Cautionary Statement for Purposes of the `Safe Harbor' Provision of the Private Securities Litigation Reform Act of 1995", on page 17 in connection with "forward looking" statements included in the Overview section of Results of Operations and in the Loan Portfolio section of the Balance Sheet Analysis.

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


RESULTS OF OPERATIONS

Overview

The Company recorded consolidated net income of $26.0 million, or $0.55 per diluted common share, in the first quarter of 1999, compared to $22.5 million, or $0.46 per diluted common share, in the first quarter of 1998. Increased net income was primarily due to $4.9 million higher net interest income, and $2.8 million higher noninterest income, partially offset by $1.5 million in higher noninterest expense. First quarter results benefited from higher than normal levels of interest collected on nonaccural and charged-off loans, as well as gains on the sale of securities. The benefit of these items net of the effect of integration expenses related to North American Trust Company was approximately $0.03 per diluted share.

Return on average assets for the first quarter of 1999 was 1.73% compared with 1.70% for the corresponding period of 1998. Return on average equity for the first quarter of 1999 increased to 18.69% from 17.19% in 1998.

Earnings before the amortization of goodwill and core deposits intangibles (net of applicable taxes) ("cash" earnings) for the quarter ended March 31, 1999 were $27.6 million or $0.58 per diluted common share compared to $24.0 million or $0.49 per diluted common share in the corresponding period of 1998. On the same basis, the returns on average assets were 1.85% for the quarter ended March 31, 1999, compared to 1.84% in 1998. Cash return on average common equity was 22.19% for the quarter ended March 31, 1999, compared to 20.87% for the year ago period. "Cash" earnings are presented because they measure the Company's ability to support growth, pay dividends and repurchase stock. The Company's "cash" earnings per share and other ratios are not necessarily comparable to similarly titled measures reported by other companies.

Taxable equivalent net interest income was $80.1 million in the first quarter of 1999, up 6.0% from the year ago quarter. The increase resulted from the 14.9% increase in average interest earning assets between quarters. The net interest spread and the net interest margin decreased to 4.31% and 5.60%, respectively for the first quarter from 4.67% and 6.11%, for the comparable period a year ago. The combination of growth in earning assets, which outpaced growth in lower cost core deposits, and the slightly lower prime rate that took effect in the fourth quarter of 1998, contributed to a decrease in net interest margins. Consistent with a strong economy and continued improvement in the quality of the bank's loan portfolio, interest recovered on nonaccrual and charged-off loans remained strong. Interest recovered was $3.5 million in the first quarter of 1999 compared with $4.3 million for the first quarter of 1998. Management expects modest growth in quarterly net interest income for the remainder of 1999 from first quarter 1999 levels, assuming, among other things, that loan balances will continue to grow. Actual results may vary if the assumption proves to be incorrect.

Average loans increased $500.0 million (12.5%) between first quarters to $4,510.9 million at March 31, 1999. This increase reflected higher average commercial loans, construction loans, and residential first mortgage loans, up $403.7 million (20.0%), $92.2 million (60.0%), and $29.1 million (2.9%), respectively, offset by lower real estate commercial mortgage loans of $23.1 million (3.0%). The increase in commercial loans includes expanded participations in domestic bank non-relationship syndicated loans originated by others. These add geographic and industry diversification and liquidity to the loan portfolio. The increases in construction loans and residential first mortgage loans resulted from the Bank's internal loan generation.

Total loans at March 31, 1999 and December 31, 1998 were $4.5 billion. However, during the quarter, relationship-originated loans increased $84.1 million while purchased residential first mortgages and non-relationship syndicated loans fell $96.3 million due to payoffs.

Total average deposits increased $302.5 million (7.4%) between first quarters due primarily to increased deposit levels generated by the Bank's specialty deposit department and banking offices. Total average securities increased $226.0 million (27.8%).

Total deposits as of March 31, 1999 increased $233.6 million (5.3%) compared to March 31, 1998 but were $283.7 million (5.8%) lower than December 31, 1998 reflecting a higher than usual seasonal increase in deposits at year end.

The provision for credit losses was zero for the quarters ended March 31, 1999 and 1998. Loans charged off in the first quarter of 1999 were $1.1 million, compared to $7.8 million in the first quarter of 1998. Recoveries were $4.5 million and $4.3 million in the quarters ended March 31, 1999 and 1998, respectively. The allowance for credit losses was 3.07% of total loans at March 31, 1999 compared to 3.38% at March 31, 1998 and 2.99% at December 31, 1998.
The provision for credit losses is expected to remain at reduced levels but not necessarily at zero for the remainder of 1999. This assumes that general economic conditions in Southern California will not deteriorate materially during the balance of 1999, and if this assumption proves to be inaccurate, a higher provision for credit losses may be required. The provision levels for 1999 will depend on numerous factors including the general economic conditions that impact borrowers.

Noninterest income excluding gains and losses on the sale of securities and assets totaled $17.8 million for the first quarter of 1999, up $2.5 million (16.0%) from a year earlier. This increase reflects higher investment services income of $0.6 million (17.0%) and trust fees of $2.1 million (95.9%) primarily due to the acquisition of North American Trust Company ("NATC"). Service charges on deposit accounts decreased $1.0 million compared to the same period for 1998 due to changes in the mix and balances of deposit accounts.
Noninterest income is expected to continue to grow during the remainder of 1999, continuing to benefit from the acquisition of NATC.

Noninterest expense totaled $55.9 million in the first quarter of 1999, an increase of $1.5 million (2.8%) from the first quarter of 1998. Salaries and other employee benefits increased $2.8 million (9.3%) for the quarter ended March 31, 1999 from the comparable period in 1998, due primarily to the additional personnel added as a result of the acquisition of NATC, the hiring of additional personnel to pursue other opportunities, and a more performance based compensation structure. The expense categories other than staff decreased $1.2 million (5.0%) for the quarter ended March 31, 1999 from the comparable period in 1998. Lower professional fees, and other operating expense more than offset higher net occupancy of premises, depreciation and amortization of goodwill and core deposit intangible expenses. Noninterest expense levels for the remainder of 1999 are expected to be higher than in 1998 reflecting the growth of the Company and the acquisition of NATC.

The Year 2000 issue is the result of computer programs written using two digits (rather than four) to define years. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. This could result in system failure or miscalculations. If the Company or significant customers, suppliers or other third parties fail to correct Year 2000 issues, the Company's ability to operate could be affected. The Company's Year 2000 Readiness discussion follows:

During the first quarter of 1999, efforts continued to address Year 2000 matters in accordance with the Company's five-phase project plan, which covers information technology as well as embedded systems. The five phases are awareness, assessment, renovation, validation and implementation with contingency planning as a part of the validation phase. As previously reported, the first two phases of awareness and assessment have been completed. The Company completed approximately 95% of its renovation phase. The renovation phase pertains only to internal programs and applications as there are no mission critical systems requiring renovation. As part of the validation phase, the Company has certified 100% of its internal mission critical hardware and software applications and approximately 93% of all non-mission critical hardware and software applications as Year 2000 ready. Final Year 2000 certification was completed and made available to the Company by 90% of the Company's mission critical vendors by March 31, 1999. In accordance with the Federal Financial
Institution Examination Council's guidances, the Company expects to complete the implementation phase for mission critical internal and external systems and applications by June 30, 1999. As an additional precaution the Company has developed a contingency plan for each of its mission critical business units which establishes trigger dates for implementation of the plan for each software application that may ultimately not be Year 2000 compliant. The contingency plans will provide for field testing to validate the contingency plans. However, these plans do not guarantee that circumstances beyond the Company's control will not adversely impact operations. At this time, based on assessments and testing to date, the Company does not foresee any Year
2000 issues that would materially impair the Bank's ability to conduct business.

The Company is engaged in the ongoing process of considering and examining whether or not there would be a material effect on its business, net income or balance sheet if its vendors, suppliers and customers do not become Year 2000 compliant in a timely manner. With regard to customer readiness, the Company has queried and continues to query all commercial borrowers with loans of $1.0 million and over. For those customers having responded, it has been determined that their compliance efforts at this time appear satisfactory or their business would have no significant impact by Year 2000 matters. In addition, there is a group of customers who have indicated their compliance will be in the future and the Company continues to monitor their progress. The Company is also considering customized action plans and disengagement strategies for any high risk borrowers. The Company in its review of the adequacy of its allowance for credit losses has considered the potential for Year 2000 risks to its borrowers.

Where the Company is a third party vendor to customers, as in the area of cash management, the Company has reached year 2000 readiness. The Company is continuing to evaluate its risk and responsibilities with respect to the premises it occupies. The Company's analysis of the corporate counterparties for its investments and current hedging position was also completed in the first quarter of 1999. This analysis reviewed the year 2000 readiness of these counterparties, and the impact that year 2000 failures might have on bank liquidity and profitability. No materially adverse circumstances were identified.

In the first quarter of 1999, approximately $0.4 million was directly and indirectly expensed on Year 2000 matters. This amount excludes hardware and software that was replaced in the normal course of business. Total direct and indirect expenses are expected to be approximately $1.7 million for all of 1999.

The Company's effective tax rate of 36.5% in the first quarter of 1999 was slightly higher than the previous year's first quarter and for all of 1998.

The following table presents the components of net interest income on a fully taxable equivalent basis for the three months ended March 31, 1999 and 1998.


                                                                        Net Interest income Summary

                                                          March 31, 1999                          March 31, 1998
                                               ------------------------------------   ------------------------------------
                                                             Interest    Average                      Interest    Average
                                                 Average     income/     interest     Average         income/     interest
Dollars in thousands                             Balance     expense       rate       Balance         expense       rate
--------------------                           -------------------------------------  ------------------------------------
A s s e t s
    Earning assets   (1)
       Loans:
         Commercial                            $2,433,188    $52,809        8.80%     $2,029,445      $47,816       9.56%
         Residential first mortgages            1,036,771     18,713        7.32       1,007,686       19,317       7.77
         Real estate - construction               245,509      5,961        9.85         153,352        4,123      10.90
         Real estate - commercial mortgage        747,037     17,563        9.53         770,175       18,471       9.73
         Installment                               48,436      1,130        9.46          50,330        1,434      11.56
                                               -----------   --------                 ----------      -------
         Total loans   (2)                      4,510,941     96,176        8.65       4,010,988       91,161       9.22
       Securities                               1,040,180     16,834        6.56         814,173       13,866       6.91
       Federal funds sold and securities
         purchased under resale agreements         36,863        505        5.56          39,370          510       5.25
       Trading account securities                  51,593        426        3.35          43,798          673       6.23
                                               -----------   --------                  ----------     --------
         Total earning assets                   5,639,577    113,941        8.19       4,908,329      106,210       8.78
                                                             --------                                 --------
       Allowance for credit losses               (138,484)                              (140,789)
       Cash and due from banks                    296,318                                312,983
       Other nonearning assets                    303,388                                270,086
                                               -----------                            -----------
         Total assets                          $6,100,799                             $5,350,609
                                               ===========                            ===========

L i a b i l i t i e s  a n d  S h a r e h o l d e r s'  E q u i t y
    Interest-bearing deposits:
       Interest checking deposits              $  401,821        599        0.60      $  386,152          949       1.00
       Money market deposits                      939,328      6,735        2.91         832,527        6,164       3.00
       Savings deposits                           183,204      1,976        4.37         176,323        1,511       3.48
       Time deposits - under $100,000             185,774      2,181        4.76         230,187        2,789       4.91
       Time deposits - $100,000 and over          724,557      8,250        4.62         708,469        9,419       5.39
                                               -----------  ---------                 ----------       ------
         Total interest-bearing deposits        2,434,684     19,741        3.29       2,333,658       20,832       3.62

       Federal funds purchased and securities
         sold under repurchase agreements         633,087      7,570        4.85         363,954        4,892       5.45
       Other borrowings                           467,990      6,501        5.63         327,799        4,900       6.06
                                               -----------  ---------                 ----------       ------
         Total interest-bearing liabilities     3,535,761     33,812        3.88       3,025,411       30,624       4.11
                                                            ---------                                  ------
    Noninterest-bearing deposits                1,934,251                              1,732,799
    Other liabilities                              66,493                                 62,305
    Shareholders' equity                          564,294                                530,094
                                               ----------                             ----------
         Total liabilities and shareholders'
                equity                         $6,100,799                             $5,350,609
                                               ===========                            ==========
Net interest spread                                                       4.31%                                     4.67%
                                                                         ======                                     =====
Fully taxable equivalent net interest income                $ 80,129                                  $75,586
                                                            =========                                 =======
Net interest margin                                                       5.60%                                     6.11%
                                                                         ======                                     =====



(1) Includes average nonaccrual loans of $24,082 and $35,621 for 1999 and 1998, respectively.

(2) Loan income includes loan fees of $4,591 and $2,519 for 1999 and 1998, respectively.

       The following tables set forth the changes in net interest income on a fully taxable equivalent basis broken down by volume and rates. The change in interest due to both volume and in rate has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                Changes In Net Interest Income

                                                   For the three                             For the three
                                               months ended March 31,                    months ended March 31,
Dollars in thousands                               1999 vs 1998                              1998 vs 1997
---------------------------------      ---------------------------------------   ----------------------------------------
                                           Increase (decrease)                      Increase (decrease)
                                                 due to               Net                  due to                Net
                                       -------------------------   increase      --------------------------   increase
                                         Volume        Rate       (decrease)       Volume         Rate       (decrease)
                                       ------------ ------------  ------------   ------------  ------------  ------------
Interest earned on:

Loans                                     $ 10,889     $ (5,874)      $ 5,015       $ 20,179         $ 309      $ 20,488
Securities                                   3,699         (731)        2,968           (392)          491            99
Trading account securities                     104         (351)         (247)           (70)          209           139
Federal funds sold and
   securities purchased
   under resale agreements                     (34)          29            (5)           185            14           199
                                       ------------ ------------  ------------   ------------  ------------  ------------
   Total interest-earning assets            14,658       (6,927)        7,731         19,902         1,023        20,925
                                       ------------ ------------  ------------   ------------  ------------  ------------

Interest paid on:

Interest checking deposits                      39          (48)           (9)            41             -            41
Money market deposits                          762         (191)          571            427           (18)          409
Savings deposits                                61           63           124             77            67           144
Other time deposits                           (363)      (1,414)       (1,777)         3,525           219         3,744
Other borrowings                             5,313       (1,034)        4,279          2,129           622         2,751
                                       ------------ ------------  ------------   ------------  ------------  ------------
   Total interest-bearing liabilities        5,812       (2,624)        3,188          6,199           890         7,089
                                       ------------ ------------  ------------   ------------  ------------  ------------
                                           $ 8,846     $ (4,303)      $ 4,543       $ 13,703         $ 133      $ 13,836
                                       ============ ============  ============   ============  ============  ============

    BALANCE SHEET ANALYSIS

    Available-for-Sale Security Portfolio

    Comparative period-end available-for-sale security portfolio balances are presented below:

                                                March 31,                      December 31,                     March 31,
                                                  1999                            1998                            1998
                                     ------------------------------  ------------------------------  ------------------------------
Dollars in thousands                      Cost         Fair Value         Cost         Fair Value         Cost         Fair Value
-----------------------------        --------------  --------------  --------------   -------------  --------------   -------------
U.S. Gov. and federal agency           $   294,087     $   297,396       $ 268,838     $   275,145       $ 271,680       $ 273,067
Mortgage-backed                            387,273         384,530         348,826         351,469         129,339         130,156
State and Municipal                        143,874         144,938         121,743         123,845           2,180           2,183
Other debt                                 142,802         142,346         145,852         152,692          43,345          44,882
                                     --------------  --------------  --------------   -------------  --------------   -------------
   Total debt securities                   968,036         969,210         885,259         903,151         446,544         450,288
Marketable equity securities               106,630         109,423         104,893         109,375         149,059         156,025
                                     --------------  --------------  --------------   -------------  --------------   -------------
   Total securities                    $ 1,074,666     $ 1,078,633       $ 990,152     $ 1,012,526       $ 595,603       $ 606,313
                                     ==============  ==============  ==============   =============  ==============   =============



The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the available-for-sale portfolio as of March 31, 1999.


                                           One year                       Over 1 year                     Over 5 years
                                            or less                       thru 5 years                    thru 10 years
                                -------------------------------  ------------------------------   -----------------------------
Dollars in thousands                Amount         Yield (%)         Amount        Yield (%)         Amount        Yield (%)
-----------------------------   --------------   --------------  --------------  --------------   -------------  --------------
U.S. Gov. and federal agency         $ 50,345             6.11       $ 195,810            6.01        $ 51,241            6.11
Mortgage-backed                           424             6.98               -               -          15,916            6.14
State and Municipal                    20,731             6.33          58,986            6.81          60,595            6.35
Other debt                                  -                -             103            7.00          93,818            7.50
                                --------------   --------------  --------------  --------------   -------------  --------------
   Total debt securities             $ 71,500             6.18       $ 254,899            6.20        $221,570            6.77
                                ==============                   ==============                   =============

   Amortized cost                    $ 70,971                        $ 251,055                        $222,625
                                ==============                   ==============                   =============




                                        Over 10 years                        Total
                                ------------------------------   ------------------------------
Dollars in thousands               Amount         Yield (%)         Amount         Yield (%)
-----------------------------   -------------   --------------   -------------   --------------

U.S. Gov. and federal agency        $      -                -       $ 297,396             6.05
Mortgage-backed                      368,190             6.58         384,530             6.56
State and Municipal                    4,626             6.49         144,938             6.54
Other debt                            48,425             7.80         142,346             7.60
                                -------------   --------------   -------------   --------------
   Total debt securities            $421,241             6.72       $ 969,210             6.55
                                =============                    =============

   Amortized cost                   $423,385                        $ 968,036
                                =============                    =============


Dividend income included in interest income on securities in the Consolidated Statement of Income and Comprehensive Income in the first quarter of 1999 and 1998 was $1.3 million and $2.4 million, respectively.

Loan Portfolio
      A comparative period-end loan table is presented below:

                                                                                            LOANS

                                                                March 31,                December 31,               March 31,
Dollars in thousands                                              1999                       1998                     1998
------------------------------------------                 --------------------      ---------------------     --------------------
Commercial                                                         $ 2,427,843                $ 2,457,946              $ 2,076,271
Residential first mortgage                                           1,032,383                  1,038,229                1,008,592
Real estate - construction                                             246,760                    237,015                  149,886
Real estate - mortgage                                                 763,772                    747,711                  765,198
Installment                                                             47,518                     49,526                   52,099
                                                           --------------------      ---------------------     --------------------
      Total loans, gross                                             4,518,276                  4,530,427                4,052,046
Less: Allowance for credit losses                                     (138,710)                  (135,339)                (137,043)
                                                           --------------------      ---------------------     --------------------
      Total loans, net                                             $ 4,379,566                $ 4,395,088              $ 3,915,003
                                                           ====================      =====================     ====================

Gross loans at March 31, 1999 amounted to $4,518.3 million, up $466.2 million (11.5%) from March 31, 1998 but down $12.2 million (0.3%) from December 31, 1998. During the quarter, relationship-originated loans increased $84.1 million while purchased residential first mortgages and non-relationsip syndicated loans fell $96.3 million due to payoffs. Contributing to the $351.6 million increase in commercial loans from March 31, 1998 were loan originations and the purchase of syndicated corporate loans. Construction loans also increased by $96.9 million from March 31, 1998 as the Company continued to expand its lending for residential construction development. The $23.8 million increase in residential first mortgage loans from the year ago quarter resulted from the Bank's own originations. The Company expects that the Bank's loan portfolio will increase from first quarter 1999 levels due primarily to its own internal loan generation activities.

      The following table presents information concerning nonaccrual loans, ORE, and restructured loans.

                                                                        NONACCRUAL LOANS, ORE AND RESTRUCTURED LOANS

                                                               March 31,                December 31,               March 31,
Dollars in thousands                                             1999                       1998                     1998
---------------------------------------------             --------------------      ---------------------     --------------------
Nonaccrual loans:
      Commercial                                                     $  5,430                   $  4,763                 $ 13,894
      Real estate                                                      16,959                     17,204                   22,881
      Installment                                                         875                      1,171                        -
                                                          --------------------      ---------------------     --------------------
      Total                                                            23,264                     23,138                   36,775
ORE:                                                                    2,390                      3,480                    2,900
                                                          --------------------      ---------------------     --------------------
      Total nonaccrual loans and ORE                                 $ 25,654                   $ 26,618                 $ 39,675
                                                          ====================      =====================     ====================


Restructured loans, accruing                                         $  1,881                   $  1,982                 $  2,899
                                                          ====================      =====================     ====================


Total non accrual loans as a
      percentage of total loans                                          0.51%                      0.51%                    0.91%
Total non accrual loans and ORE as a
      percentage of total loans and ORE                                  0.57                       0.59                     0.98
Allowance for credit losses to total loans                               3.07                       2.99                     3.38
Allowance for credit  losses
      to nonaccrual loans                                              596.24                     584.92                   372.65


     The table below summarizes the approximate changes in nonaccrual loans for the quarters and nine months ended March 31, 1999 and March 31, 1998.


                                                                 Changes in Nonaccrual Loans

                                                                 For the three months ended
                                                                          March 31,
                                                      ------------------------------------------------
Dollars in millions                                          1999                          1998
-------------------------------------                 --------------------           -----------------
Balance, beginning of period                                       $ 23.1                      $ 27.6
Additions from acquisitions                                             -                         3.1
Loans placed on nonaccrual                                            4.0                        20.4
Charge offs                                                          (0.4)                       (5.3)
Loans returned to accrual status                                     (0.1)                          -
Repayments (including interest
     applied to principal)                                           (3.3)                       (9.0)
                                                      --------------------           -----------------
Balance, end of period                                             $ 23.3                      $ 36.8
                                                      ====================           =================

At March 31, 1999, in addition to loans disclosed above as nonaccrual or restructured, management had also identified $4.4 million of problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable.


Allowance for Credit Losses

     The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:

                                                                 Changes in Allowance for Credit Losses

                                                                      For the three months ended
                                                                              March 31,
                                                            ------------------------------------------------
Dollars in millions                                                1999                          1998
-------------------------------------                       --------------------           -----------------

Average amount of loans outstanding                                   $ 4,510.9                   $ 4,011.0
                                                            ====================           =================
Balance of allowance for credit losses,
     beginning of period                                              $   135.3                   $   137.8
Loans charged off:
     Commercial                                                             1.0                         7.4
     Real estate                                                            0.1                         0.4
                                                            --------------------           -----------------
      Total loans charged off                                               1.1                         7.8
                                                            --------------------           -----------------
Less recoveries of loans previously
   charged off:
     Commercial                                                             4.4                         4.3
     Real estate                                                            0.1                           -
                                                            --------------------           -----------------
      Total recoveries                                                      4.5                         4.3
                                                            --------------------           -----------------
Net loans (charged off)/recovered                                           3.4                        (3.5)
Additions to allowance from acquisitions                                      -                         2.7
                                                            --------------------           -----------------
      Balance, end of period                                          $   138.7                   $   137.0
                                                            ====================           =================
Ratio of net charge-offs
   to average loans                                                        N/M                        0.09%
                                                            ====================           =================

Ratio of allowance for credit losses
   to total period end loans                                              3.07%                       3.38%
                                                            ====================           =================

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for "well capitalized" institutions and the capital ratios for the Company and the Bank at March 31, 1999, December 31, 1998 and March 31, 1998.

                                Regulatory
                              Well Capitalized    March 31,       December 31,       March 31,
                                Standards           1999              1998              1998
                              --------------------------------------------------------------------
City National Corporation
---------------------------
Tier 1 leverage                     4.00%            8.06%             7.99%             8.79%
Tier 1 risk-based capital           6.00             9.76              9.43             10.54
Total risk-based capital           10.00            13.54             13.20             14.63

City National Bank
---------------------------
Tier 1 leverage                     4.00             7.78              7.53              7.70
Tier 1 risk-based capital           6.00             9.40              9.40              9.26
Total risk-based capital           10.00            13.18             13.18             13.38



Under the Company's current 1.0 million-share common stock buyback program, which was announced on September 8, 1998, a total of 430,700 shares were repurchased during the first quarter of 1999 at a cost of $14.1 million. As of April 30, 1999, a total of 753,800 shares were repurchased under this program at a cost of $23.7 million. Shares purchased under the buyback program will be reissued upon the exercise of stock options and for other general corporate purposes.

On April 21, 1999, the Company declared a regular quarterly dividend of $0.165 per share, payable May 17, 1999 to shareholders of record as of May 5, 1999.

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

The Company has established three measurement processes to quantify and manage exposure to interest rate risk: net interest income simulation modeling, gap analysis, and present value of equity analysis. Net interest income simulations are used to identify the direction and severity of interest rate risk exposure across a twelve month forecast horizon. Gap analysis provides insight into structural mismatches of assets and liability repricing characteristics and reflects the attrition and prepayment behavior of deposit and loan customers. Present value of equity calculations are used to estimate the theoretical price sensitivity of shareholder equity to changes in interest rates.

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

The use of interest rate swaps to manage interest rate exposure involves the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts potentially subject to credit and market risks are much smaller. At March 31, 1999, almost all of the Company's interest rate swaps were entered into as hedges against a decrease in interest income generated from prime based loans if the prime decreased. The Company has not entered into transactions involving any other interest rate derivative financial instruments, such as interest rate floors, caps and interest rate futures contracts.

At March 31, 1999, the one-year cumulative gap was a net liability position of $(367.2) million (6% of total assets) compared with $(407.0) million (6% of total assets) at December 31, 1998. The decrease resulted from continuing interest rate risk mitigation activities, relatively low holdings of short-term rate-sensitive assets, and an in-flow of noninterest-bearing deposit balances at quarter end. As of March 31, 1999, the Company has $845.0 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $440.0 million have maturities greater than one year. The Company's interest-rate risk-management instruments had a fair value of $3.4 million and $6.4 million and an exposure to credit risk of $3.4 million and $6.4 million at March 31, 1999 and December 31, 1998, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Company's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain credit exposure thresholds are exceeded. No amounts were required to be deposited by the Company or its counterparties as of March 31, 1999.

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

At March 31, 1999, the Company's outstanding foreign exchange contracts totaled $21.0 million. The Company enters into foreign exchange contracts with its customers and counterparty banks solely for the purpose of offsetting or hedging transaction and economic exposures arising out of commercial transactions. The Company's policies prohibit outright speculation by the Company and its employees. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at March 31, 1999 had remaining maturities of six months or less.


LIQUIDITY MANAGEMENT

The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco, and a portfolio of securities availabie-for-sale. Liquidity is also provided by maturing investment securities and loans.

Average core deposits and shareholders' equity comprised 69.0% of total funding in the first quarter of 1999, compared to 72.7% in the first quarter of 1998. This decrease has required that the Company increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits and shareholders' equity, the Company has not faced any liquidity constraints.

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

--Government regulation and monetary policy. All forward looking statements presume a continuation of the existing regulatory environment and U.S. Government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeal of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Bank, primarily through open market operations in U.S. Government securities, the discount rate for member bank borrowing and bank reserve requirements, and a material change in these policies would be likely to have an impact on results.

--Competition. The Bank competes with numerous other domestic and foreign financial institutions and non-depository financial intermediaries. Results may differ if circumstances affecting the nature or level of competition change, such as the merger of competing financial institutions.

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




                                   CITY NATIONAL CORPORATION
                                   -------------------------
                                   (Registrant)





DATE:    May 14, 1999
         ------------              --------------------------
                                   FRANK P. PEKNY
                                   Executive Vice President
                                   and Chief Financial Officer