Form 10-Q
period 1999-06-30
CITY NATIONAL CORP
filed 1999-08-13
CIK 201461

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter ended June 30, 1999 Commission File Number 1-10521


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


                                   YES   X                       NO
                                       -------                      --------


Number of shares of common stock outstanding at July 31, 1999:  45,576,001

 PART 1 - FINANCIAL INFORMATON
 ITEM 1. FINANCIAL STATEMENTS

                            CITY NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                    JUNE 30,         DECEMBER 31,       JUNE 30,
 DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS                                           1999              1998              1998
--------------------------------------------                                      -------------    ----------------  -------------

A S S E T S
     Cash and due from banks ..................................................    $   264,476      $      285,843    $   401,092
     Federal funds sold .......................................................         50,000             405,000            -
     Investment securities (fair value $204,102 at June 30, 1998) .............            -                   -          202,477
     Securities available-for-sale (cost $1,042,300; $990,152 and $584,607 at
         June 30, 1999, December 31, 1998 and June 30, 1998,
         respectively) ........................................................      1,023,582           1,012,526        598,719
     Trading account securities ...............................................         41,979              35,015         49,048
     Loans ....................................................................      4,722,739           4,530,427      4,228,226
     Less allowance for credit losses .........................................        140,185             135,339        135,837
                                                                                  -------------    ----------------  -------------
         Net loans ............................................................      4,582,554           4,395,088      4,092,389

     Premises and equipment, net ..............................................         59,019              55,766         51,706
     Customers' acceptance liability ..........................................          2,404               1,759          4,519
     Deferred tax asset .......................................................         56,604              45,738         52,328
     Goodwill and core deposit intangibles ....................................         69,916              73,706         65,888
     Bank owned life insurance ................................................         43,626              42,545         41,043
     Affordable housing investments ...........................................         45,719              13,262         11,978
     Other assets .............................................................         62,229              61,533         56,647
                                                                                  -------------    ----------------  -------------

         Total assets .........................................................    $ 6,302,108         $ 6,427,781    $ 5,627,834
                                                                                  -------------    ----------------  -------------
                                                                                  -------------    ----------------  -------------

L I A B I L I T I E S
     Demand deposits ..........................................................    $ 2,148,956         $ 2,382,724    $ 2,004,952
     Interest checking deposits ...............................................        399,631             452,249        359,232
     Money market deposits ....................................................        892,096             927,651        894,393
     Savings deposits .........................................................        193,560             183,353        161,413
     Time deposits-under $100,000 .............................................        177,933             187,710        197,731
     Time deposits-$100,000 and over ..........................................        872,149             753,715        768,534
                                                                                  -------------    ----------------  -------------

         Total deposits .......................................................      4,684,325           4,887,402      4,386,255
     Federal funds purchased and securities sold under repurchase agreements ..        458,642             276,311        297,736
     Other short-term borrowings ..............................................        196,137             317,001         88,979
     Subordinated debt ........................................................        123,359             123,265        124,030
     Long-term debt ...........................................................        230,000             200,000        125,000
     Other liabilities ........................................................         45,825              60,240         64,903
     Acceptances outstanding ..................................................          2,404               1,759          4,519
                                                                                  -------------    ----------------  -------------

         Total liabilities ....................................................      5,740,692           5,865,978      5,091,422
                                                                                  -------------    ----------------  -------------

C O M M I T M E N T S     A N D     C O N T I N G E N C I E S

S H A R E H O L D E R S'     E Q U I T Y
     Preferred Stock authorized - 5,000,000 : none outstanding ................            -                   -              -
     Common Stock-par value-$1.00; authorized - 75,000,000; issued - 46,885,182         46,885              46,885         46,885
     Additional paid-in capital ...............................................        279,373             287,363        294,423
     Accumulated other comprehensive income (loss) ............................        (10,793)             12,901          8,362
     Retained earnings ........................................................        280,196             243,275        206,065
     Treasury shares, at cost - 1,097,112; 877,945 and 532,731 shares at
         June 30, 1999, December 31, 1998 and June 30, 1998,
         respectively) ........................................................        (34,245)            (28,621)       (19,323)
                                                                                  -------------    ----------------  -------------

         Total shareholders' equity ...........................................        561,416             561,803        536,412
                                                                                  -------------    ----------------  -------------

         Total liabilities and shareholders' equity ...........................    $ 6,302,108         $ 6,427,781    $ 5,627,834
                                                                                  -------------    ----------------  -------------
                                                                                  -------------    ----------------  -------------


   See accompanying Notes to the Unaudited Consolidated Financial Statements

                            CITY NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                      FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                                         ENDED JUNE 30,          ENDED JUNE 30,
                                                                                     ----------------------- -----------------------
In thousands, except per share amounts                                                   1999        1998        1999        1998
--------------------------------------                                               ----------- ----------- ----------- -----------

Interest  Income
   Loans ...........................................................................  $  92,868   $  89,631   $ 187,667   $ 179,705
   Securities ......................................................................     16,187      12,022      31,873      24,281
   Trading account securities ......................................................        836         809       1,338       1,414
   Federal funds sold and securities purchased under resale agreements .............        479         897         984       1,407
                                                                                      ---------   ---------   ---------   ---------
       Total interest income .......................................................    110,370     103,359     221,862     206,807
                                                                                      ---------   ---------   ---------   ---------
INTEREST  EXPENSE
   Deposits ........................................................................     21,083      21,493      40,824      42,325
   Federal funds purchased and securities sold under repurchase agreements .........      6,379       4,675      13,949       9,567
   Other short-term borrowings .....................................................      1,433       1,338       2,718       3,337
   Subordinated debt ...............................................................      1,965       2,016       4,005       3,792
   Other long-term debt ............................................................      3,398       1,565       6,574       2,690
                                                                                      ---------   ---------   ---------   ---------
       Total interest expense ......................................................     34,258      31,087      68,070      61,711
                                                                                      ---------   ---------   ---------   ---------
   Net interest income .............................................................     76,112      72,272     153,792     145,096
   Provision for credit losses .....................................................        -           -           -           -
                                                                                      ---------   ---------   ---------   ---------
   Net interest income after provision for credit losses ...........................     76,112      72,272     153,792     145,096
                                                                                      ---------   ---------   ---------   ---------
NONINTEREST  INCOME
   Service charges on deposit accounts .............................................      4,090       4,178       8,165       9,210
   Investment services .............................................................      4,619       3,727       8,939       7,418
   Trust fees ......................................................................      4,474       2,211       8,865       4,453
   International services ..........................................................      2,395       2,037       4,386       3,723
   Bank owned life insurance .......................................................        541         586       1,080       1,043
   Gain on sale of assets ..........................................................      1,121       1,645       1,179       1,658
   Gain on sale of securities ......................................................      1,192         235       2,445       1,209
   Other ...........................................................................      3,255       2,727       5,773       4,997
                                                                                      ---------   ---------   ---------   ---------
       Total noninterest income ....................................................     21,687      17,346      40,832      33,711
                                                                                      ---------   ---------   ---------   ---------
NONINTEREST  EXPENSE
   Salaries and other employee benefits ............................................     32,313      27,841      64,826      57,583
   Professional ....................................................................      4,926       5,764       9,711      11,674
   Net occupancy of premises .......................................................      4,486       3,386       7,972       6,335
   Information services ............................................................      2,938       2,090       5,459       4,698
   Marketing and advertising .......................................................      2,581       2,917       5,145       5,354
   Depreciation ....................................................................      2,705       2,049       5,149       4,079
   Office services .................................................................      2,029       1,872       3,865       3,983
   Equipment .......................................................................        473         501       1,124       1,009
   Amortization of goodwill and core deposit intangibles ...........................      1,911       1,747       3,971       3,382
   Other operating .................................................................      3,419       4,936       6,425       9,327
   Other real estate (income) ......................................................         53        (130)         88         (85)
                                                                                      ---------   ---------   ---------   ---------
       Total noninterest expense ...................................................     57,834      52,973     113,735     107,339
                                                                                      ---------   ---------   ---------   ---------
   Income before income taxes ......................................................     39,965      36,645      80,889      71,468
   Income taxes ....................................................................     13,859      13,009      28,782      25,363
                                                                                      ---------   ---------   ---------   ---------
   NET INCOME ......................................................................     26,106      23,636      52,107      46,105
                                                                                      ---------   ---------   ---------   ---------
   Other comprehensive income
       Unrealized gains (loss) on securities available-for-sale ....................    (23,196)      3,603     (42,129)      4,452
       Reclassification adjustment for gains (losses) included in noninterest income        511        (202)      1,035         381
       Income taxes (benefits) .....................................................     (9,606)      1,182     (17,400)      1,820
                                                                                      ---------   ---------   ---------   ---------
   Other comprehensive income (loss) ...............................................    (13,079)      2,219     (23,694)      3,013
                                                                                      ---------   ---------   ---------   ---------
   Comprehensive income ............................................................  $  13,027   $  25,855   $  28,413   $  49,118
                                                                                      ---------   ---------   ---------   ---------
                                                                                      ---------   ---------   ---------   ---------

   Net  income per share, basic ....................................................  $    0.57   $    0.51   $    1.14   $    0.99
                                                                                      ---------   ---------   ---------   ---------
                                                                                      ---------   ---------   ---------   ---------

   Net  income per share, diluted ..................................................  $    0.55   $    0.49   $    1.10   $    0.95
                                                                                      ---------   ---------   ---------   ---------
                                                                                      ---------   ---------   ---------   ---------

   Shares used to compute income per share, basic ..................................     45,739      46,604      45,864      46,640
                                                                                      ---------   ---------   ---------   ---------
                                                                                      ---------   ---------   ---------   ---------

   Shares used to compute income per share, diluted ................................     47,121      48,517      47,229      48,608
                                                                                      ---------   ---------   ---------   ---------
                                                                                      ---------   ---------   ---------   ---------


   See accompanying Notes to the Unaudited Consolidated Financial Statements

                          CITY NATIONAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                                                          For the six months ended
                                                                                  June 30,
                                                                        ---------------------------
DOLLARS IN THOUSANDS                                                         1999          1998
--------------------                                                    ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................    $  52,107     $  46,105
Adjustments to net income:
     Gain on sales of ORE ............................................           35           256
     Depreciation ....................................................        5,149         4,079
     Amortization of goodwill and core deposit intangibles ...........        3,971         3,665
     Net increase (decrease) in trading securities ...................        6,964       (18,514)
     Deferred income tax (benefit) ...................................       (7,869)       (7,970)
     Gain on sale of securities ......................................        2,445         1,209
     Net increase in other liabilities (assets) ......................      (53,137)       24,286
     Other, net ......................................................        9,674        12,927
                                                                        ------------- -------------

         Net cash provided by operating activites ....................       19,339        66,043
                                                                        ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale ............................     (152,772)     (237,209)
Sales of securities available-for-sale ...............................       42,158       208,537
Maturities of securities available-for-sale ..........................       58,113        51,911
Maturities of investment securities ..................................          -          26,667
Purchase of investment securities ....................................          -          (3,040)
Purchase of residential mortgage loans ...............................          -         (32,396)
Sale of residential mortgage loans ...................................       41,357           -
(Loan originations) and principal collections, net ...................     (236,288)     (232,135)
Proceeds from sales of ORE ...........................................        1,162         1,478
Purchase of premises and equipment ...................................       (9,367)      (10,059)
Net cash from acquisitions ...........................................          -          43,622
Bank owned life insurance premium paid ...............................          (11)      (40,000)
Other, net ...........................................................          352           483
                                                                        ------------- -------------

     Net cash used by investing activities ...........................     (255,296)     (222,141)
                                                                        ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds purchased and securities sold
     under repurchase agreements .....................................       32,331       (58,691)
Net decrease in deposits .............................................     (203,077)      (47,693)
Net increase in short-term borrowings ................................       29,136        26,404
Net increase in other long-term debt .................................       30,000        75,000
Net proceeds of subordinated debt ....................................          -         124,004
Proceeds from exercise of stock options ..............................        5,295         8,202
Stock repurchases ....................................................      (20,549)      (36,758)
Cash dividends paid ..................................................      (15,186)      (13,129)
Other, net ...........................................................        1,640         2,453
                                                                        ------------- -------------

     Net cash provided (used) by financing activities ................     (140,410)       79,792
                                                                        ------------- -------------

Net decrease in cash and cash equivalents ............................     (376,367)      (76,306)
Cash and cash equivalents at beginning of year .......................      690,843       477,398
                                                                        ------------- -------------

Cash and cash equivalents at end of period ...........................    $ 314,476     $ 401,092
                                                                        ------------- -------------
                                                                        ------------- -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest ....................................................    $  67,932     $  54,812
         Income taxes ................................................       26,800         6,450

     Non-cash investing activities:
         Transfer from loans to foreclosed assets ....................          158         1,867


    See accompanying Notes to the Unaudited Consolidated Financial Statements

                          CITY NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)


                                                               FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,
                                                             ---------------------------
Dollars in thousands                                              1999          1998
--------------------                                         ------------- -------------

Common Stock
      Balance, beginning of period ........................    $  46,885     $  46,701
      Stock issued for acquisitions .......................          -             131
      Stock options exercised .............................          -              53
                                                             ------------- -------------
      Balance, end of period ..............................       46,885        46,885
                                                             ------------- -------------

Additional paid-in capital
      Balance, beginning of period ........................      287,363       297,654
      Tax benefit from stock options ......................        1,640         2,454
      Excess of cost of treasury shares reissued
           over stock option exercise amounts .............       (9,630)      (12,592)
      Excess of market value of shares issued
           for acquisitions over historical cost ..........          -           6,907
                                                             ------------- -------------
      Balance, end of period ..............................      279,373       294,423
                                                             ------------- -------------

Accumulated other comprehensive income
      Balance, beginning of period ........................       12,901         5,349
      Other comprehensive income (loss) net of income taxes      (23,694)        3,013
                                                             ------------- -------------
      Balance, end of period ..............................      (10,793)        8,362
                                                             ------------- -------------

Retained earnings
      Balance, beginning of period ........................      243,275       173,089
      Net income ..........................................       52,107        46,105
      Dividends paid ......................................      (15,186)      (13,129)
                                                             ------------- -------------
      Balance, end of period ..............................      280,196       206,065
                                                             ------------- -------------

Treasury shares
      Balance, beginning of period ........................      (28,621)      (14,123)
      Purchase of shares ..................................      (20,549)      (36,758)
      Issuance of shares for acquisitions .................          -          10,817
      Issuance of shares for stock options ................       14,925        20,741
                                                             ------------- -------------
      Balance, end of period ..............................      (34,245)      (19,323)
                                                             ------------- -------------
Total shareholders' equity ................................    $ 561,416     $ 536,412
                                                             ------------- -------------
                                                             ------------- -------------


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

2. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133" (SFAS 137), which extended the effective date to fiscal years beginning after June 15, 2000. The Company uses interest rate swaps to manage interest rate exposure, which are accounted for as hedging activities and does not believe that the implementation will have a significant impact on the Company's financial position, net income or net comprehensive income.

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

5. Under the Company's current one million-share common stock buyback program, which was announced on July 29, 1999, no shares were repurchased as of July 31, 1999. Under the Company's buyback program announced on September 8, 1998 and completed on July 28, 1999, a total of one million shares were purchased at a cost of $32.2 million. Shares purchased under the buyback program will be reissued upon the exercise of stock options and for other general corporate purposes.

6. On June 4, 1999, the company announced a definitive agreement for the acquisition of $0.4 billion American Pacific State Bank in an all cash transaction valued at approximately $89 million. The transaction is expected to close in the second half of the year.

7. The Bank has requested regulatory approval from the Office of the Comptroller of the Currency to close its Fountain Valley branch that was acquired in the Company's acquisition of Harbor Bancorp in 1998.

8. Payments were made in the first half of 1999 for $0.3 million of purchase price adjustments recorded as part of the acquisition of North American Trust Company in 1998. Reserves for excess space of $0.5 million still exist to be used over the remaining 6.5 years of a lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

City National Corporation (the Corporation) is the holding Company for City National Bank (the Bank). Because the Bank comprises substantially all of the business of the Corporation, references to the "Company" in this Item 2 reflect the consolidated activities of the Corporation and the Bank.

See "Cautionary Statement for Purposes of the `Safe Harbor' Provision of the Private Securities Litigation Reform Act of 1995", on page 18 in connection with "forward looking" statements included in the Overview section of Results of Operations and in the Loan Portfolio section of the Balance Sheet Analysis.

The Company regularly evaluates, and holds discussions with, various potential acquisition candidates. As a general rule the Company does not publicly announce such acquisitions until after a definitive agreement has been reached, as in the June 4, 1999 announcement of the acquisition of $0.4 billion American Pacific State Bank for approximately $89.0 million in an all cash transaction. Also as a matter of policy, the Company generally does not make any specific projections as to future earnings nor does it endorse any projections regarding future performance which may be made by others.

RESULTS OF OPERATIONS

OVERVIEW

The Company recorded consolidated net income of $26.1 million, or $0.55 per diluted common share, in the second quarter of 1999, compared to $23.6 million, or $0.49 per diluted common share, in the second quarter of 1998. Increased net income was primarily due to $3.8 million in higher net interest income, and $4.3 million higher noninterest income, partially offset by $4.9 million in higher noninterest expense.

Net income for the first six months of 1999 totaled $52.1 million, or $1.10 per diluted common share compared with $46.1 million or $.95 per diluted common share in the 1998 period. The six-month increase resulted largely from a $8.7 million increase in net interest income and a $7.1 million increase in noninterest income partially offset by a $6.4 million increase in noninterest expense.

Return on average assets for the second quarter and first half of 1999 were 1.68% and 1.71% respectively compared with 1.73% and 1.72% for the corresponding periods of 1998. Return on average equity for the second quarter and first half of 1999 increased to 18.62% and 18.65% from 17.66% and 17.33% in 1998.

Earnings before the amortization of goodwill and core deposits intangibles (net of applicable taxes) ("cash" earnings) for the quarter and six months ended June 30, 1999 were $27.6 million or $0.58 per diluted common share and $55.2 million or $1.17 per diluted common share, respectively compared to $25.0 million or $0.52 per diluted common share and $49.0 million or $1.01 per diluted common share in the corresponding periods of 1998. On the same basis, the returns on average assets were 1.79% and 1.82% for the quarter and six months ended June 30, 1999, respectively compared to 1.85% and 1.84% in 1998. Cash return on average common equity were 21.94% and 22.06% for the quarter and six months ended June 30, 1999, respectively compared to 20.94% and 20.47% for the year ago periods. "Cash" earnings are presented because they measure the Company's ability to support growth, pay dividends and repurchase stock. The Company's "cash" earnings per share and other ratios are not necessarily comparable to similarly titled measures reported by other companies.

Net interest income on a fully taxable-equivalent basis increased 5.3% to $78.7 million in the second quarter of 1999 compared with $74.8 million in the year-ago quarter, but decreased 1.7% from $80.1 million in the prior quarter. The year-over-year increase resulted from the 14.8% increase in average interest earning assets between quarters. Interest recovered on nonaccrual and charged-off loans was $4.1 million in the first six months of 1999 compared with $5.1 million for the same period a year ago. The second quarter fully taxable-net interest spread and the net interest margin decreased to 4.02% and 5.48%, respectively from 4.33% and 5.95%, for the comparable period a year ago. The combination of strong growth in earning assets, which outpaced growth in lower cost core deposits, and the slightly lower prime rate that took effect in the fourth quarter of 1998, contributed to a decrease in net interest margin. The Company announced on July 1, 1999 that it had raised its prime rate by 25 basis points to 8.00%. Management expects modest growth in net interest income for the remainder of 1999 from the first half 1999 levels, assuming, among other things, that loan balances will continue to grow.
Actual results may vary if the assumption proves to be incorrect.

Average loans increased $491.3 million (12.0%) in the second quarter to $4,602.6 million compared to the prior-year quarter and $91.7 million (2.0%) from the first quarter of 1999. The year-over-year growth was driven primarily by increases in commercial and construction loans. Commercial loan average balances increased $375.0 million (17.8%) to $2,486.6 million while construction loan average balances also increased $126.1 million (87.0%) to $271.8 million as a result of continued strength in the Southern California economy.

Total loans at June 30, 1999 were $4.7 billion compared with $4.5 billion at both March 31, 1999 and December 31, 1998. Relationship-originated loans increased $345.0 million in the first half of 1999 while non-relationship-syndicated loans, which continue to be less than 10.0% of the portfolio, and purchased residential mortgage loans declined $153.0 million due to repayments and a $41.4 million loan sale in the second quarter.

Total average deposits increased $352.4 million (8.4%) between second quarters due primarily to increased deposit levels generated by banking offices and the Bank's specialty deposit department. Total average securities increased $278.4 million (32.3%).

Total deposits as of June 30, 1999 increased $298.1 million (6.8%) compared to June 30, 1998 and were $80.6 million (1.8%) higher than March 31, 1999.

The Company recorded no credit loss provision for the quarters and six months ended June 30, 1999 and 1998 due to changes in the portfolio and net credit recoveries of $4.9 million in the first half of 1999 compared with net credit losses of $4.7 million in the first half of 1998. Loans charged off in the second quarter of 1999 were $1.5 million, compared to $4.1 million in the second quarter of 1998. Recoveries were $3.0 million and $2.9 million in the quarters ended June 30, 1999 and 1998, respectively. The allowance for credit losses was 2.97% of total loans at June 30, 1999 compared to 3.21% at June 30, 1998 and 3.07% at March 31, 1999. The provision for credit losses is expected to remain at reduced levels but not necessarily at zero for the remainder of 1999. This assumes that general economic conditions in Southern California will not deteriorate materially during the balance of 1999, and if this assumption proves to be inaccurate, a higher provision for credit losses may be required. The provision levels for the balance of 1999 will depend on numerous factors including the general economic conditions that impact borrowers.

Noninterest income of $21.7 million for the second quarter of 1999 continued a sustained growth trend, increasing by $4.4 million (25.4%) over the $17.3 million reported in the same period a year ago and by $2.5 million (13.3%) over the $19.1 million for the first quarter of 1999. Investment services and trust fees increased in the second quarter of 1999 compared to the year-earlier quarter as a result of strong, internally generated new business as well as new revenue generated from the North American Trust Company ("NATC") acquisition, which was completed at the end of 1998. Essentially, all categories of noninterest income increased over the first quarter. Noninterest income is expected to maintain its growth trend over prior year results for the remainder of 1999. Gains on sale of assets and securities amounted to $2.3 million for the quarter compared with $1.9 million in the year ago quarter and $1.3 million in the first quarter of 1999. Included in the total gains on sale of securities and assets in the second quarter of 1999 was a $1.0 million gain from the sale of $41.4 million of purchased residential mortgage loans.

Noninterest expense totaled $57.8 million in the second quarter of 1999, an increase of $4.9 million (9.2%) from the second quarter of 1998. For the first half of 1999 noninterest expense totaled $113.7 million, an increase of $6.4 million (6.0%) from the first half of 1998. Salaries and other employee benefits increased $4.5 million (16.1%) and $7.2 million (12.6%) for the quarter and six months ended June 30, 1999 from the comparable periods in 1998. This increase is primarily due to the additional personnel added as a result of the acquisition of NATC, the hiring of additional personnel related to new branch openings and other growth opportunities, and a more performance based compensation structure. The expense categories other than staff were up 2% quarter to quarter and were down 2% for the six months ended June 30, 1999 from the comparable periods in 1998. All of the $0.2 million of NATC integration expenses accrued in 1998 were paid in the first half of 1999. Noninterest expense levels for the remainder of 1999 are expected to be higher than in 1998 reflecting the growth of the Company and the acquisition of NATC.

The Year 2000 issue is the result of computer programs written using two digits (rather than four) to define years. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. This could result in system failure or miscalculations. If the Company or significant customers, suppliers or other third parties fail to properly address Year 2000 issues, the Company's ability to operate could be affected. The Company's Year 2000 Readiness discussion follows:

During the first half of 1999, efforts continued to address Year 2000 matters in accordance with the Company's five-phase project plan, which covers information technology as well as embedded systems. The five phases are awareness, assessment, renovation, validation and implementation with contingency planning as a part of the validation phase. As previously reported, the first two phases of awareness and assessment have been completed. The Company has now completed its renovation, validation and implementation phases. As an additional precaution the Company has developed a contingency plan for each of its mission critical business units which establishes trigger dates for implementation of the plan for each software application. The contingency plans will provide for field testing to validate the contingency plans. However, these plans do not guarantee that circumstances beyond the Company's control will not adversely impact operations. At this time, based on assessments and testing to date, the Company does not foresee any Year 2000 issues that would materially impair the Bank's ability to conduct business.

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

Where the Company is a third party vendor to customers, as in the area of cash management, the Company appears to have reached year 2000 readiness. The Company is continuing to evaluate its risk and responsibilities with respect to the premises it occupies. The Company's analysis of the corporate counterparties for its investments and current hedging position was also completed in the first quarter of 1999.

In the first half of 1999, approximately $1.4 million was directly and indirectly expensed on Year 2000 matters. This amount excludes hardware and software that was replaced in the normal course of business. Total direct and indirect expenses are expected to be approximately $2.2 million for all of 1999.

The Company's effective tax rate of 34.7% in the second quarter of 1999 was slightly lower than the previous year's second quarter and for all of 1998 reflecting an increase in state tax credits received as an incentive for making or renewing loans in certain designated areas in and around Los Angeles. It is expected that the Company's tax rate will remain in the 35.0% range for the remainder of 1999 due to state tax credits and the Company's additional investment in affordable housing limited partnerships.

The following table presents the components of net interest income on a fully taxable equivalent basis for the three months ended June 30, 1999 and 1998.


                                                                              NET INTEREST INCOME SUMMARY

                                                                 JUNE 30, 1999                            JUNE 30, 1998
                                                   ----------------------------------------  ---------------------------------------
                                                                     INTEREST     AVERAGE                      INTEREST     AVERAGE
                                                      AVERAGE         INCOME/     INTEREST      AVERAGE         INCOME/     INTEREST
Dollars in thousands                                  BALANCE         EXPENSE       RATE        BALANCE         EXPENSE       RATE
--------------------                               --------------   -----------   ---------  --------------   -----------   --------
A S S E T S
     Earning assets   (1)
         Loans:
             Commercial                             $  2,486,626     $   51,441     8.30 %    $  2,112,175     $   46,936     8.91 %
             Residential first mortgages               1,018,360         18,313     7.21         1,050,142         19,401     7.41
             Real estate - construction                  271,802          6,517     9.62           145,739          4,097    11.28
             Real estate - commercial mortgage           776,706         16,746     8.65           750,962         18,928    10.11
             Installment                                  49,120          1,239    10.12            52,335          1,416    10.85
                                                   --------------   ------------             --------------   ------------
             Total loans   (2)                         4,602,614         94,256     8.21         4,111,353         90,778     8.86
         Securities                                    1,060,974         17,428     6.59           802,369         13,303     6.65
         Federal funds sold and securities
             purchased under resale agreements            37,925            479     5.07            61,203            897     5.88
         Trading account securities                       79,992            833     4.18            60,170            863     5.75
                                                   --------------   ------------             --------------   ------------
             Total earning assets                      5,781,505        112,996     7.84         5,035,095        105,841     8.43
                                                                    ------------                              ------------
         Allowance for credit losses                    (139,832)                                 (136,407)
         Cash and due from banks                         275,716                                   311,800
         Other nonearning assets                         301,708                                   275,745
                                                   --------------                            --------------
             Total assets                           $  6,219,097                              $  5,486,233
                                                   --------------                            --------------
                                                   --------------                            --------------

L I A B I L I T I E S  A N D
  S H A R E H O L D E R S'  E Q U I T Y
     Interest-bearing deposits:
         Interest checking accounts                   $  407,123            558     0.55        $  387,318            962     1.00
         Money market accounts                           948,835          6,858     2.90           860,745          6,573     3.06
         Savings deposits                                190,546          2,157     4.54           167,468          1,477     3.54
         Time deposits - under $100,000                  178,001          2,056     4.63           203,770          2,677     5.27
         Time deposits - $100,000 and over               838,562          9,454     4.52           746,843          9,804     5.27
                                                   --------------   ------------             --------------   ------------
              Total interest - bearing deposits        2,563,067         21,083     3.30         2,366,144         21,493     3.64

         Federal funds purchased and securities
             sold under repurchase agreements            530,200          6,379     4.83           346,605          4,675     5.41
         Other borrowings                                505,962          6,796     5.39           326,710          4,919     6.04
                                                   --------------   ------------             --------------   ------------
             Total interest - bearing liabilities      3,599,229         34,258     3.82         3,039,459         31,087     4.10
                                                                    ------------                              ------------
     Noninterest - bearing deposits                    2,001,168                                 1,845,647
     Other liabilities                                    56,271                                    64,191
     Shareholders' equity                                562,429                                   536,936
                                                   --------------                            --------------
             Total liabilities and shareholders'
                              equity                $  6,219,097                              $  5,486,233
                                                   --------------                            --------------
                                                   --------------                            --------------
Net interest spread                                                                 4.02 %                                    4.33 %
                                                                                   --------                                  -------
                                                                                   --------                                  -------

Fully taxable equivalent net interest income                         $   78,738                                $   74,754
                                                                    ------------                              ------------
                                                                    ------------                              ------------
Net interest margin                                                                 5.48 %                                    5.95 %
                                                                                   --------                                  -------
                                                                                   --------                                  -------


(1) Includes average nonaccrual loans of $22,585 and $34,641 for 1999 and 1998, respectively.

(2) Loan income includes loan fees of $3,669 and $3,179 for 1999 and 1998, respectively.

The following table presents the components of net interest income on a fully taxable equivalent basis for the six months ended June 30, 1999 and 1998.


                                                                               NET INTEREST INCOME SUMMARY

                                                                 JUNE 30, 1999                            JUNE 30, 1998
                                                   ----------------------------------------  ---------------------------------------
                                                                     INTEREST     AVERAGE                      INTEREST     AVERAGE
                                                      AVERAGE         INCOME/     INTEREST      AVERAGE         INCOME/     INTEREST
Dollars in thousands                                  BALANCE         EXPENSE       RATE        BALANCE         EXPENSE       RATE
--------------------                               --------------   -----------   ---------  --------------   -----------   --------
A S S E T S
     Earning assets   (1)
         Loans:
            Commercial                             $   2,460,056      $104,250      8.55 %      $2,071,038      $ 94,751     9.23 %
            Residential first mortgages                1,027,516        37,026      7.27         1,029,031        38,718     7.59
            Real estate - construction                   258,728        12,478      9.73           149,525         8,220    11.09
            Real estate - commercial mortgage            761,954        34,309      9.08           760,515        37,399     9.92
            Installment                                   48,780         2,369      9.79            51,338         2,850    11.19
                                                   --------------   ------------             --------------   ------------
            Total loans   (2)                          4,557,034       190,432      8.43         4,061,447       181,938     9.03
         Securities                                    1,050,636        34,262      6.58           808,238        27,169     6.78
         Federal funds sold and securities
            purchased under resale agreements             37,397           984      5.31            50,347         1,407     5.64
         Trading account securities                       65,872         1,259      3.85            52,029         1,537     5.96
                                                   --------------   ------------             --------------   ------------
            Total earning assets                       5,710,939       226,937      8.01         4,972,061       212,051     8.60
                                                                    ------------                              ------------
         Allowance for credit losses                    (139,161)                                 (138,586)
         Cash and due from banks                         285,960                                   312,389
         Other nonearning assets                         302,539                                   272,931
                                                  ---------------                            --------------
            Total assets                              $6,160,277                                $5,418,795
                                                  ---------------                            --------------
                                                  ---------------                            --------------

L I A B I L I T I E S   A N D
  S H A R E H O L D E R S'   E Q U I T Y
     Interest-bearing deposits:
         Interest checking accounts                   $  404,486         1,157      0.58        $  387,987         1,921     1.00
         Money market accounts                           944,108        13,593      2.90           846,714        12,737     3.03
         Savings deposits                                186,895         4,133      4.46           170,623         2,978     3.52
         Time deposits - under $100,000                  181,866         4,237      4.70           210,546         5,466     5.24
         Time deposits - $100,000 and over               781,875        17,704      4.57           734,121        19,223     5.28
                                                   --------------   ------------             --------------   ------------
            Total interest - bearing deposits          2,499,230        40,824      3.29         2,349,991        42,325     3.63

         Federal funds purchased and securities
            sold under repurchase agreements             581,360        13,949      4.84           355,232         9,567     5.43
         Other borrowings                                487,080        13,297      5.51           327,251         9,819     6.05
                                                   --------------   ------------             --------------   ------------
            Total interest - bearing liabilities       3,567,670        68,070      3.85         3,032,474        61,711     4.10
                                                                    ------------                              ------------
     Noninterest - bearing deposits                    1,967,893                                 1,789,535
     Other liabilities                                    61,359                                    63,251
     Shareholders' equity                                563,355                                   533,535
                                                 ----------------                            --------------
            Total liabilities and shareholders'
                             equity                   $6,160,277                                $5,418,795
                                                  ---------------                            --------------
                                                  ---------------                            --------------
Net interest spread                                                                 4.16 %                                   4.50 %
                                                                                   --------                                 --------
                                                                                   --------                                 --------
Fully taxable equivalent net interest income                          $158,867                                  $150,340
                                                                    ------------                              ------------
                                                                    ------------                              ------------
Net interest margin                                                                 5.55 %                                   6.10 %
                                                                                   --------                                 --------
                                                                                   --------                                 --------

     (1) Includes average nonaccrual loans of $23,334 and $35,131 for 1999 and 1998, respectively.
     (2) Loan income includes loan fees of $8,260 and $5,698 for 1999 and 1998, respectively.

         The following tables set forth the changes in net interest income on a fully taxable equivalent basis broken down by volume and rates. The change in interest due to both volume and in rate has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.


                                                                            CHANGES IN NET INTEREST INCOME

                                                               FOR THE THREE                              FOR THE THREE
                                                            MONTHS ENDED JUNE 30,                     MONTHS ENDED JUNE 30,
DOLLARS IN THOUSANDS                                             1999 VS 1998                             1998 VS 1997
---------------------                              ----------------------------------------   --------------------------------------
                                                       INCREASE (DECREASE)         NET            INCREASE (DECREASE)        NET
                                                              DUE TO             INCREASE               DUE TO             INCREASE
                                                   --------------------------                 --------------------------
                                                     VOLUME          RATE       (DECREASE)       VOLUME         RATE      (DECREASE)
                                                   ------------   -----------   -----------   ------------   -----------  ----------
Interest earned on:

Loans                                               $   10,411     $  (6,933)   $   3,478     $   16,887     $    (1,883)  $ 15,004
Securities                                               4,246          (121)       4,125           (443)           (354)      (797)
Trading account securities                                 241          (271)         (30)            34            (104)       (70)
Federal funds sold and
    securities purchased
    under  resale  agreements                             (307)         (111)        (418)           617               9        626
                                                   ------------   -----------   -----------   ------------   -----------  ----------
    Total interest-earning assets                       14,591        (7,436)       7,155         17,095          (2,332)    14,763
                                                   ------------   -----------   -----------   ------------   -----------  ----------

Interest paid on:

Interest checking deposits                                  47          (451)        (404)            16             (13)         3
Money market deposits                                      643          (358)         285            458              81        539
Savings deposits                                           223           457          680            (94)            146         52
Other time deposits                                        831        (1,802)        (971)         2,678             189      2,867
Other borrowings                                         4,714        (1,133)       3,581          1,352             370      1,722
                                                   ------------   -----------   -----------   ------------   -----------  ----------
    Total interest-bearing liabilities                   6,458        (3,287)       3,171          4,410             773      5,183
                                                   ------------   -----------   -----------   ------------   -----------  ----------

                                                    $    8,133     $  (4,149)    $  3,984      $  12,685      $   (3,105)  $  9,580
                                                   ------------   -----------   -----------   ------------   -----------  ----------
                                                   ------------   -----------   -----------   ------------   -----------  ----------


                                                                FOR THE SIX                              FOR THE SIX
                                                           MONTHS ENDED JUNE 30,                     MONTHS ENDED JUNE 30,
DOLLARS IN THOUSANDS                                            1999 VS 1998                             1998 VS 1997
---------------------                             ----------------------------------------   --------------------------------------
                                                      INCREASE (DECREASE)                        INCREASE (DECREASE)
                                                             DUE TO               NET                  DUE TO               NET
                                                  --------------------------    INCREASE     --------------------------   INCREASE
                                                     VOLUME         RATE       (DECREASE)       VOLUME         RATE      (DECREASE)
                                                  ------------   -----------   -----------   ------------   -----------  ----------
Interest earned on:

Loans                                              $    21,147    $  (12,653)   $    8,494    $    37,109    $   (1,618)  $  35,491
Securities                                               7,918          (825)        7,093           (943)          157        (786)
Trading account securities                                 348          (626)         (278)            83            78         161
Federal funds sold and
    securities purchased
    under resale agreements                               (345)          (78)         (423)           789            35         824
                                                  ------------   -----------   -----------   ------------   -----------  ----------
    Total interest-earning assets                       29,068       (14,182)       14,886         37,038        (1,348)     35,690
                                                  -------------  -----------   -----------   ------------   -----------  ----------

Interest paid on:

Interest checking deposits                                  78          (842)   $     (764)            79           (35)         44
Money market deposits                                    1,419          (563)          856            869            78         947
Savings deposits                                           304           851         1,155            (36)          232         196
Other time deposits                                        490        (3,238)       (2,748)         6,217           395       6,612
Other borrowings                                        10,028        (2,168)        7,860          3,488           986       4,474
                                                  -------------  -----------   -----------   ------------   -----------  ----------
    Total interest-bearing liabilities                  12,319        (5,960)        6,359         10,617         1,656      12,273
                                                  -------------  -----------   -----------   ------------   -----------  ----------

                                                   $    16,749    $   (8,222)   $ 8,527       $ 26,421       $   (3,004)  $  23,417
                                                  -------------  -----------   -----------   ------------   -----------  ----------
                                                  -------------  -----------   -----------   ------------   -----------  ----------


    BALANCE SHEET ANALYSIS

    AVAILABLE-FOR-SALE SECURITY PORTFOLIO

    Comparative period-end available-for-sale security portfolio balances are presented below:


                                             JUNE 30,                       DECEMBER 31,                      JUNE 30,
                                               1999                             1998                            1998
                                   ------------------------------   -----------------------------   ---------------------------
DOLLARS IN THOUSANDS                    COST          FAIR VALUE         COST         FAIR VALUE         COST       FAIR VALUE
--------------------               -------------   --------------   ------------   --------------   ------------   ------------
U.S. Gov. and federal agency        $    263,000    $     262,571    $   268,838    $     275,145    $   270,080    $   272,775
Mortgage-backed                          385,870          375,673        348,826          351,469        145,843        147,203
State and Municipal                      151,293          149,094        121,743          123,845          2,180          2,185
Other debt                               142,765           136,26        145,852          152,692         43,331         45,965
                                   -------------   --------------   ------------   --------------   ------------   ------------
     Total debt securities               942,928          923,600        885,259          903,151        461,434        468,128
Marketable equity securities              99,372           99,982        104,893          109,375        123,173        130,591
                                   --------------  --------------   ------------   --------------   ------------   ------------
     Total securities               $  1,042,300    $   1,023,582    $   990,152    $   1,012,526    $   584,607    $   598,719
                                   --------------  --------------   ------------   --------------   ------------   ------------
                                   --------------  --------------   ------------   --------------   ------------   ------------


     The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the available-for-sale portfolio as of June 30, 1999.


                                    ONE YEAR           OVER 1 YEAR         OVER 5 YEARS
                                    OR LESS            THRU 5 YEARS        THRU 10 YEARS        OVER 10 YEARS          TOTAL
                                -----------------  -------------------  -------------------  -------------------  ------------------
DOLLARS IN THOUSANDS            AMOUNT   YIELD(%)    AMOUNT   YIELD(%)    AMOUNT   YIELD(%)    AMOUNT   YIELD(%)    AMOUNT  YIELD(%)
--------------------           --------  --------  ---------  --------  ---------  --------  ---------  --------  --------- --------
U.S. Gov. and federal agency   $ 70,378    6.20    $ 142,202    5.98    $  49,991    6.11    $       -       -    $ 262,571    6.06
Mortgage-backed                       -       -            -       -       14,456    6.14      361,217    6.56      375,673    6.55
State and Municipal              22,107    6.40       57,727    6.87       66,698    6.30        2,562    6.37      149,094    6.54
Other debt                            -       -          103    7.00       89,839    7.50       46,320    7.82      136,262    7.61
                               --------  --------  ---------  --------  ---------  --------  ---------  --------  --------- --------
     Total debt securities     $ 92,485    6.25    $ 200,032    6.23    $ 220,984    6.73    $ 410,099    6.70    $ 923,600    6.56
                               --------            ---------            ---------            ---------            ---------
                               --------            ---------            ---------            ---------            ---------

     Amortized cost            $ 91,995            $ 199,457            $ 229,795            $ 421,681            $ 942,928
                               --------            ---------            ---------            ---------            ---------
                               --------            ---------            ---------            ---------            ---------


     Dividend income included in interest income on securities in the Consolidated Statement of Income and Comprehensive Income in the second quarter of 1999 and 1998 were $1.3 million and $2.1 million, and for the six months were $2.6 million and $4.6 million, respectively.

LOAN PORTFOLIO
      A comparative period-end loan table is presented below:


                                                                             LOANS

                                                    JUNE 30,                DECEMBER 31,                JUNE 30,
DOLLARS IN THOUSANDS                                  1999                      1998                      1998
--------------------                          --------------------       -------------------       -------------------

Commercial                                      $        2,537,110        $        2,457,946        $        2,186,855
Residential first mortgage                               1,044,656                 1,038,229                 1,039,802
Real estate - construction                                 288,501                   237,015                   203,936
Real estate - mortgage                                     802,246                   747,711                   744,512
Installment                                                 50,226                    49,526                    53,121
                                              --------------------       -------------------       -------------------
      Total loans, gross                                 4,722,739                 4,530,427                 4,228,226
Less: Allowance for credit losses                         (140,185)                 (135,339)                 (135,837)
                                              --------------------       -------------------       -------------------
      Total loans, net                         $         4,582,554        $        4,395,088        $        4,092,389
                                              --------------------       -------------------       -------------------
                                              --------------------       -------------------       -------------------


Gross loans at June 30, 1999 amounted to $4,722.7 million, up $494.5 million (11.7%) from June 30, 1998 and up $192.3 million (4.2%) from December 31, 1998. During the quarter, relationship-originated loans increased $260.9 million while purchased residential first mortgages and non-relationship syndicated loans fell $56.7 million due to repayments and loan sales. Contributing to the $350.3 million increase in commercial loans from June 30, 1998 were loan originations and the purchase of syndicated corporate loans. Construction loans also increased by $84.6 million from June 30, 1998 as the Company continued to expand its lending for residential construction development. The $4.9 million increase in residential first mortgage loans from the year ago quarter resulted from the Bank's own originations. The Company expects that the Bank's loan portfolio will increase from second quarter 1999 levels due primarily to its own internal loan generation activities but could include some higher yielding residential loan purchases.

      The following table presents information concerning nonaccrual loans, ORE, and restructured loans.


                                                                      NONACCRUAL LOANS, ORE AND RESTRUCTURED LOANS

                                                              JUNE 30,             DECEMBER 31,                JUNE 30,
DOLLARS IN THOUSANDS                                            1999                   1998                      1998
--------------------                                        ------------           ------------              ------------
Nonaccrual loans:
      Commercial                                             $    11,250            $     4,763               $    12,578
      Real estate                                                 14,569                 17,204                    20,576
      Installment                                                    714                  1,171                         -
                                                            ------------           ------------              ------------
         Total                                                    26,533                 23,138                    33,154
ORE                                                                1,696                  3,480                     2,195
                                                            ------------           ------------              ------------
      Total nonaccrual loans and ORE                         $    28,229            $    26,618               $    35,349
                                                            ------------           ------------              ------------
                                                            ------------           ------------              ------------


Restructured loans, accruing                                 $     1,771            $     1,982               $     2,868
                                                            ------------           ------------              ------------
                                                            ------------           ------------              ------------


Total non accrual loans as a
      percentage of total loans.........................            0.56 %                 0.51 %                    0.78 %
Total non accrual loans and ORE as a
      percentage of total loans and ORE.................            0.60                   0.59                      0.84
Allowance for credit losses to total loans..............            2.97                   2.99                      3.21
Allowance for credit  losses
      to nonaccrual loans...............................          528.34                 584.92                    409.72


     The table below summarizes the approximate changes in nonaccrual loans for the quarters and six months ended June 30, 1999 and June 30, 1998.


                                                                                CHANGES IN NONACCRUAL LOANS

                                                          FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                                   JUNE 30,
                                                      ---------------------------------          ----------------------------------
Dollars in millions                                       1999                 1998                  1999                   1998
-------------------                                   -----------          ------------          ------------          ------------

Balance, beginning of period                           $     23.3           $      36.8           $      23.1           $      27.6
Additions from acquisitions                                     -                     -                     -                   3.1
Loans placed on nonaccrual                                   10.9                   4.4                  14.9                  24.8
Charge offs                                                  (0.3)                 (2.3)                 (0.7)                 (7.6)
Loans returned to accrual status                             (0.1)                    -                  (0.2)                    -
Repayments (including interest
     applied to principal)                                   (7.3)                 (5.7)                (10.6)                (14.7)
                                                      -----------          ------------          ------------          ------------
Balance, end of period                                 $     26.5           $      33.2           $      26.5           $      33.2
                                                      -----------          ------------          ------------          ------------
                                                      -----------          ------------          ------------          ------------

At June 30, 1999, in addition to loans disclosed above as nonaccrual or restructured, management had also identified $4.5 million of problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable.

ALLOWANCE FOR CREDIT LOSSES

   The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:


                                                                     CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                        FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,                                 JUNE 30,
                                                     ---------------------------------       --------------------------------
DOLLARS IN MILLIONS                                       1999               1998                1999               1998
--------------------------------------               -------------       -------------       -------------       ------------
Average amount of loans outstanding                   $    4,602.6        $    4,111.4        $    4,557.0        $   4,061.4
                                                     -------------       -------------       -------------       ------------
                                                     -------------       -------------       -------------       ------------
Balance of allowance for credit losses,
     beginning of period                              $      138.7        $      137.0        $      135.3        $     137.8
Loans charged off:
     Commercial                                                1.4                 3.8                 2.4               11.2
     Real estate                                               0.1                 0.3                 0.2                0.6
                                                     -------------       -------------       -------------       ------------
      Total loans charged off                                  1.5                 4.1                 2.6               11.8
                                                     -------------       -------------       -------------       ------------
Less recoveries of loans previously charged off:
     Commercial                                                2.8                 2.9                 7.2                7.1
     Real estate                                               0.2                   -                 0.3                  -
                                                     -------------       -------------       -------------       ------------
      Total recoveries                                         3.0                 2.9                 7.5                7.1
                                                     -------------       -------------       -------------       ------------
Net loans (charged off) / recovered                            1.5                (1.2)                4.9               (4.7)
Additions to allowance from operating expenses                   -                   -                   -                  -
Additions to allowance from acquisitions                         -                   -                   -                2.7
                                                     -------------       -------------       -------------       ------------
      Balance, end of period                          $      140.2        $      135.8        $      140.2        $     135.8
                                                     -------------       -------------       -------------       ------------
                                                     -------------       -------------       -------------       ------------
Ratio of net charge-offs
   to average loans                                           N/M                0.03%                 N/M               0.12%
                                                     -------------       -------------       -------------       ------------
                                                     -------------       -------------       -------------       ------------

Ratio of allowance for credit losses
   to total period end loans                                                                          2.97%             3.21%
                                                                                              ------------       -----------
                                                                                              ------------       -----------

CAPITAL ADEQUACY REQUIREMENT


The following table presents the regulatory standards for "well capitalized" institutions and the capital ratios for the Company and the Bank at June 30, 1999, December 31, 1998 and June 30, 1998.


                                    Regulatory
                                 Well Capitalized          June 30,           December 31,          June 30,
                                    Standards                1999                 1998                1998
                                --------------------   -----------------   -------------------   --------------
City National Corporation
-------------------------------
Tier 1 leverage                               4.00  %              8.18  %              7.99  %            8.49  %
Tier 1 risk-based capital                     6.00                 9.82                 9.43              10.18
Total risk-based capital                     10.00                13.53                13.20              14.19


City National Bank
-------------------------------
Tier 1 leverage                               4.00  %              7.92  %              7.53  %            7.78  %
Tier 1 risk-based capital                     6.00                 9.51                 8.90               9.31
Total risk-based capital                     10.00                13.20                12.65              13.34


Under the Company's current one million-share common stock buyback program, which was announced on July 29, 1999 no shares were repurchased as of July 31, 1999. Under the Company's buyback program announced on September 8 1998 and completed on July 28, 1999, a total of one million shares were purchased at a cost of $32.2 million. Shares purchased under the buyback program will be reissued upon the exercise of stock options and for other general corporate purposes.

On July 29, 1999, the Company declared a regular quarterly dividend of $0.165 per share, payable August 23, 1999 to shareholders of record as of August 11, 1999.


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

Generally, an asset sensitive gap indicates that net interest income will improve during a period of rising interest rates. The gap report is based on the contractual cash flows of all asset and liability balances on the Company's books. The contractual life of those balances may differ substantially from their expected lives however. For example, checking accounts are all subject to immediate withdrawal. Experience suggests that these accounts will have an average life of several years. Also, certain loans (such as first mortgages) are subject to prepayment. The cash flows in the gap report are adjusted to reflect these behaviors. The gap report also includes the effects that interest rate swaps have had on the repricing profile of the Company.

The use of interest rate swaps to manage interest rate exposure involves the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts potentially subject to credit and market risks are much smaller. At June 30, 1999, the Company's interest rate swaps were entered into as hedges against a decrease in interest income generated from prime based loans if the prime decreased or to convert fixed rate deposits and debt into floating rate liabilities. The Company has not entered into transactions involving any other interest rate derivative financial instruments, such as interest rate floors, caps and interest rate futures contracts.

At June 30, 1999, the one-year cumulative gap was a net liability position of $(585.5) million (9% of total assets) compared with a net liability position of $(407.0) million (6% of total assets) at December 31, 1998. The decrease resulted from continuing interest rate risk mitigation activities and relatively low holdings of short-term rate-sensitive assets. As of June 30, 1999, the Company has $945.0 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $515.0 million have maturities greater than one year. The Company's interest-rate risk-management instruments had a fair value of $(1.8) million and $6.4 million and an exposure to credit risk of $0.7 million and $6.4 million at June 30, 1999 and December 31, 1998, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Company's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain credit exposure thresholds are exceeded. As of June 30, 1999 the Company had deposited $2.0 million par value in securities to mitigate credit exposure.

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

At June 30, 1999, the Company's outstanding foreign exchange contracts totaled $25.6 million. The Company enters into foreign exchange contracts with its customers and counterparty banks solely for the purpose of offsetting or hedging transaction and economic exposures arising out of commercial transactions. The Company's policies prohibit outright speculation by the Company and its employees. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at June 30, 1999 had remaining maturities of six months or less.


LIQUIDITY MANAGEMENT

The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco, and a portfolio of securities availabie-for-sale. Liquidity is also provided by maturing investment securities and loans.

Average core deposits and shareholders' equity comprised 69.0% of total funding in the second quarter of 1999, compared to 72.9% in the second quarter of 1998. This decrease has required that the Company increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits and shareholders' equity, the Company has not faced any liquidity constraints.

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

PART 11. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On April 21, 1999, the Registrant held its annual meeting of stockholders. The stockholders elected the four Class III directors listed in the Registrant's proxy statement; approved the Registrant's 1999 Omnibus Plan and the reservation of 3,500,000 shares of Common Stock for issuance or delivery under the plan; and approved the Registrant's Variable Bonus Plan to enable bonuses paid thereunder to qualify as deductible, performance-based compensation under Section 162(m) of the Internal Revenue Code. The following table sets forth the number of votes cast for, or withheld with respect to, each director nominated for election. Under applicable Delaware law, votes withheld have the same effect as votes cast against a nominee, and for this reason the ballot did not offer a separate opportunity to vote against a nominee. Additionally, the table sets forth the number of votes cast for or against the 1999 Omnibus Plan and the Variable Bonus Plan, as well as the number of abstentions. Broker non-votes were treated as not present at the meeting and had no effect.


                               DIRECTORS                       FOR               WITHHELD
                    ---------------------------------    ----------------    -----------------
                    Bram Goldsmith                         40,762,224            142,966
                    Richard L. Bloch                       40,770,289            134,901
                    Charles E. Rickershauser, Jr.          40,767,761            137,429
                    Kenneth Ziffren                        40,788,529            116,661

                                MATTERS                        FOR               AGAINST             ABSTENTION
                    ---------------------------------    ----------------    -----------------    -----------------

                    1999 Omnibus Plan                      26,575,173           6,941,129            7,388,888
                    Variable Bonus Plan                    39,503,227           1,185,325              216,638


ITEM 5.  OTHER INFORMATION

                           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   (a)     Exhibits

                           10.2.3 First Amendment to Employment Agreement made as of June 1, 1999, by and between Bram Goldsmith and City National Bank, including Seventh Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated June 1, 1999.

                  (b)      Reports on Form 8-K

                           The Company filed a report on Form 8-K on April 9, 1999 under item 5 containing a press release dated April 9, 1999 relating to an error in its current Proxy Statement concerning the value of unexercised stock options for certain executives, and a revised table of "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values" appearing on page 12 of the Company's 1999 Proxy Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CITY NATIONAL CORPORATION
                                                     -------------------------
                                                     (Registrant)





DATE:        August 13, 1999                          /s/ FRANK P. PEKNY
             ---------------                         -------------------------
                                                     FRANK P. PEKNY
                                                     Executive Vice President
                                                     and Chief Financial Officer