Form 10-Q
period 1999-09-30
CITY NATIONAL CORP
filed 1999-11-15
CIK 201461

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter ended September 30, 1999 Commission File Number 1-10521


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


                        YES    X                 NO
                            -------                 --------


Number of shares of common stock outstanding at October 31, 1999:  45,403,936

 PART 1 - FINANCIAL INFORMATON
 ITEM 1. FINANCIAL STATEMENTS
                                          CITY NATIONAL CORPORATION
                                         CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)

                                                                                 SEPTEMBER 30,      DECEMBER 31,      SEPTEMBER 30,
DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS                                            1999              1998              1998
------------------------------------------                                       -------------      ------------      -------------
ASSETS
  Cash and due from banks ...................................................    $     307,549      $    285,843      $     326,313
  Federal funds sold ........................................................           60,000           405,000            122,000
  Investment securities (fair value $195,844 at September 30, 1998) .........               --                --            192,771
  Securities available-for-sale (cost $1,090,607; $990,152 and $715,707 at September 30, 1999, December 31, 1998 and September 30, 1998,
      respectively) .........................................................        1,060,431         1,012,526            734,391
  Trading account securities ................................................           55,082            35,015             49,055
  Loans .....................................................................        5,171,924         4,530,427          4,343,796
  Less allowance for credit losses ..........................................          139,015           135,339            135,486
                                                                                 -------------      ------------      -------------
         Net loans ..........................................................        5,032,909         4,395,088          4,208,310

     Premises and equipment, net ............................................           62,674            55,766             52,659
     Customers' acceptance liability ........................................            2,779             1,759              2,101
     Deferred tax asset .....................................................           59,968            45,738             43,005
     Goodwill and core deposit intangibles ..................................          130,152            73,706             63,867
     Bank owned life insurance ..............................................           49,367            42,545             41,989
     Affordable housing investments .........................................           45,769            13,262             11,748
     Other assets ...........................................................           68,936            61,533             59,099
                                                                                 -------------      ------------      -------------
         Total assets .......................................................    $   6,935,616      $  6,427,781      $   5,907,308
                                                                                 =============      ============      =============
LIABILITIES
     Demand deposits ........................................................    $   2,296,288      $  2,382,724      $   2,016,327
     Interest checking deposits .............................................          419,888           452,249            351,817
     Money market deposits ..................................................        1,014,675           927,651            926,592
     Savings deposits .......................................................          218,335           183,353            170,338
     Time deposits-under $100,000 ...........................................          254,537           187,710            190,580
     Time deposits-$100,000 and over ........................................        1,107,014           753,715            793,018
                                                                                 -------------      ------------      -------------
         Total deposits .....................................................        5,310,737         4,887,402          4,448,672
     Federal funds purchased and securities sold under repurchase
     agreements..............................................................          347,498           276,311            459,466
     Other short-term borrowings ............................................          341,725           317,001             77,059
     Subordinated debt ......................................................          123,405           123,265            123,217
     Long-term debt .........................................................          180,000           200,000            200,000
     Other liabilities ......................................................           69,084            60,240             55,160
     Acceptances outstanding ................................................            2,779             1,759              2,101
                                                                                 -------------      ------------      -------------
         Total liabilities ..................................................        6,375,228         5,865,978          5,365,675
                                                                                 -------------      ------------      -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock authorized - 5,000,000 : none outstanding ...................               --                --                 --
Common Stock-par value-$1.00; authorized - 75,000,000;
    issued - 46,885,182......................................................           46,885            46,885             46,885
Additional paid-in capital ..................................................          276,979           287,363            289,508
Accumulated other comprehensive income (loss) ...............................          (17,398)           12,901             10,772
Retained earnings ...........................................................          300,744           243,275            224,932
Treasury shares, at cost - 1,467,816; 877,945 and 896,907 shares at
    September 30, 1999, December 31, 1998 and September 30, 1998,
    respectively  ...........................................................          (46,822)          (28,621)           (30,464)
                                                                                 -------------      ------------      -------------
    Total shareholders' equity ..............................................          560,388           561,803            541,633
                                                                                 -------------      ------------      -------------
    Total liabilities and shareholders' equity ..............................    $   6,935,616      $  6,427,781      $   5,907,308
                                                                                 =============      ============      =============

    See accompanying Notes to the Unaudited Consolidated Financial Statements.

                            CITY NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                  FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                                   ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                                 ----------------------    ----------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                              1999        1998         1999         1998
--------------------------------------                                           ---------    ---------    ---------    ---------
INTEREST  INCOME
   Loans ......................................................................  $ 101,835    $  93,490    $ 289,502    $ 273,195
   Securities .................................................................     16,094       12,576       47,967       36,857
   Trading account securities .................................................        788        1,024        2,126        2,438
   Federal funds sold and securities purchased under resale agreements ........        432          420        1,416        1,827
                                                                                 ---------    ---------    ---------    ---------
       Total interest income ..................................................    119,149      107,510      341,011      314,317
                                                                                 ---------    ---------    ---------    ---------
INTEREST  EXPENSE
   Deposits ...................................................................     23,588       22,786       64,412       65,111
   Federal funds purchased and securities sold under repurchase agreements ....      7,003        5,713       20,952       15,280
   Other short-term borrowings ................................................      2,770          690        5,488        4,027
   Subordinated debt ..........................................................      1,707        2,081        5,712        5,873
   Other long-term debt .......................................................      2,779        2,559        9,353        5,249
                                                                                 ---------    ---------    ---------    ---------
       Total interest expense .................................................     37,847       33,829      105,917       95,540
                                                                                 ---------    ---------    ---------    ---------
   Net interest income ........................................................     81,302       73,681      235,094      218,777
   Provision for credit losses ................................................        --           --           --           --
                                                                                 ---------    ---------    ---------    ---------
   Net interest income after provision for credit losses ......................     81,302       73,681      235,094      218,777
                                                                                 ---------    ---------    ---------    ---------
NONINTEREST  INCOME
   Service charges on deposit accounts ........................................      4,531        3,821       12,696       13,031
   Investment services ........................................................      5,474        4,482       14,413       11,900
   Trust fees .................................................................      4,442        2,282       13,307        6,735
   International services .....................................................      2,479        2,206        6,865        5,929
   Bank owned life insurance ..................................................        574          546        1,654        1,589
   Gain on sale of assets .....................................................        545          223        1,724        1,881
   Gain on sale of securities .................................................      1,570        1,120        4,015        2,329
   Other ......................................................................      3,550        2,118        9,323        7,115
                                                                                 ---------    ---------    ---------    ---------
       Total noninterest income ...............................................     23,165       16,798       63,997       50,509
                                                                                 ---------    ---------    ---------    ---------
NONINTEREST  EXPENSE
   Salaries and other employee benefits .......................................     34,191       29,489       99,017       87,072
   Professional ...............................................................      5,107        4,886       14,818       16,560
   Net occupancy of premises ..................................................      4,753        3,843       12,725       10,178
   Information services .......................................................      3,204        2,082        8,663        6,780
   Marketing and advertising ..................................................      2,428        1,784        7,573        7,138
   Depreciation ...............................................................      3,005        2,290        8,154        6,369
   Office services ............................................................      2,118        1,703        5,983        5,686
   Equipment ..................................................................        422          607        1,546        1,616
   Amortization of goodwill and core deposit intangibles ......................      2,286        1,737        6,257        5,119
   Acquisition integration ....................................................      1,083            9        1,109          409
   Other operating ............................................................      3,039        2,601        9,438       11,528
   Other real estate income ...................................................       (267)        (172)        (179)        (257)
                                                                                 ---------    ---------    ---------    ---------
       Total noninterest expense ..............................................     61,369       50,859      175,104      158,198
                                                                                 ---------    ---------    ---------    ---------
   Income before income taxes .................................................     43,098       39,620      123,987      111,088
   Income taxes ...............................................................     15,015       14,231       43,797       39,594
                                                                                 ---------    ---------    ---------    ---------
   NET INCOME .................................................................     28,083       25,389       80,190       71,494
                                                                                 ---------    ---------    ---------    ---------
   Other comprehensive income
       Unrealized gains (loss) on securities available-for-sale ...............     (9,253)       5,693      (49,312)      11,735
       Reclassification adjustment for gains (losses) included in
           noninterest income .................................................     (2,204)      (1,120)      (3,239)      (2,329)
       Income taxes (benefits) ................................................     (4,852)       2,163      (22,252)       3,983
                                                                                 ---------    ---------    ---------    ---------
   Other comprehensive income (loss) ..........................................     (6,605)       2,410      (30,299)       5,423
                                                                                 ---------    ---------    ---------    ---------
   Comprehensive income .......................................................  $  21,478    $  27,799    $  49,891    $  76,917
                                                                                 =========    =========    =========    =========
   Net  income per share, basic ...............................................  $    0.61    $    0.55    $    1.75    $    1.54
                                                                                 =========    =========    =========    =========
   Net  income per share, diluted .............................................  $    0.60    $    0.53    $    1.70    $    1.48
                                                                                 =========    =========    =========    =========
   Shares used to compute income per share, basic .............................     45,664       46,230       45,767       46,504
                                                                                 =========    =========    =========    =========
   Shares used to compute income per share, diluted ...........................     46,690       47,842       47,049       48,352
                                                                                 =========    =========    =========    =========


   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                            CITY NATIONAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                       ----------------------------
DOLLARS IN THOUSANDS                                                      1999             1998
--------------------                                                   ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................      $  80,190          $  71,494
Adjustments to net income:
     Gain on sales of ORE .......................................            179                446
     Depreciation ...............................................          8,154              6,369
     Amortization of goodwill and core deposit intangibles ......          6,257              5,119
     Net increase in trading securities .........................        (20,067)           (18,475)
     Deferred income tax (benefit) ..............................        (11,250)            16,695
     Gain on sale of securities .................................          4,015              2,329
     Net increase in other (assets) liabilities .................        (35,852)                56
     Other, net .................................................         24,691              8,286
                                                                       ---------          ---------

         Net cash provided by operating activities ...............        56,317             92,319
                                                                       ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale .......................       (306,541)          (397,941)
Sales of securities available-for-sale ..........................        203,738            225,649
Maturities of securities available-for-sale .....................         81,509             64,334
Maturities of investment securities .............................             --             37,217
Purchase of investment securities ...............................             --             (3,971)
Purchase of residential mortgage loans ..........................        (47,714)           (32,396)
Sale of residential mortgage loans ..............................         41,357                 --
(Loan originations) and principal collections, net ..............       (392,709)          (351,441)
Proceeds from sales of ORE ......................................          1,897              2,062
Purchase of premises and equipment ..............................        (12,846)           (13,302)
Net cash from acquisitions ......................................         18,905             43,622
Bank owned life insurance premium paid ..........................            (11)           (40,399)
Other, net ......................................................            542                668
                                                                       ---------          ---------

     Net cash used by investing activities ......................       (411,873)          (465,898)
                                                                       ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in federal funds purchased and securities sold
     under repurchase agreements ................................       (138,813)           (71,961)
Net increase in deposits ........................................          7,657             14,724
Net increase in short-term borrowings ...........................        234,724            189,484
Net (decrease) increase  in other long-term debt ................        (20,000)           150,000
Net proceeds of subordinated debt ...............................           --              124,055
Proceeds from exercise of stock options .........................          7,136             10,416
Stock repurchases ...............................................        (37,932)           (55,711)
Cash dividends paid .............................................        (22,721)           (19,651)
Other, net ......................................................          2,211              3,138
                                                                       ---------          ---------

     Net cash provided by financing activities ..................         32,262            344,494
                                                                       ---------          ---------

Net decrease in cash and cash equivalents .......................       (323,294)           (29,085)
Cash and cash equivalents at beginning of year ..................        690,843            477,398
                                                                       ---------          ---------

Cash and cash equivalents at end of period ......................      $ 367,549          $ 448,313
                                                                       =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest ...............................................      $ 105,472          $  90,294
         Income taxes ...........................................         30,050             24,450

     Non-cash investing activities:
         Transfer from loans to foreclosed assets ...............          1,331              2,445


      See accompanying Notes to the Unaudited Consolidated Financial Statements.

                             CITY NATIONAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (UNAUDITED)


                                                                                 FOR THE NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               -----------------------------
DOLLARS IN THOUSANDS                                                             1999                1998
--------------------                                                           ---------           ---------
Common Stock
      Balance, beginning of period .................................            $ 46,885           $  46,701
      Stock issued for acquisitions ................................                  --                 131
      Stock options exercised ......................................                  --                  53
                                                                               ---------           ---------
      Balance, end of period .......................................              46,885              46,885
                                                                               ---------           ---------

Additional paid-in capital
      Balance, beginning of period .................................             287,363             297,654
      Tax benefit from stock options ...............................               2,211               3,137
      Excess of cost of treasury shares reissued
           over stock option exercise amounts ......................             (12,595)            (18,190)
      Excess of market value of shares issued
           for acquisitions over historical cost ...................                  --               6,907
                                                                               ---------           ---------
      Balance, end of period .......................................             276,979             289,508
                                                                               ---------           ---------

Accumulated other comprehensive income
      Balance, beginning of period .................................              12,901               5,349
      Other comprehensive (loss) income net of income taxes/benefits             (30,299)              5,423
                                                                               ---------           ---------
      Balance, end of period .......................................             (17,398)             10,772
                                                                               ---------           ---------

Retained earnings
      Balance, beginning of period .................................             243,275             173,089
      Net income ...................................................              80,190              71,494
      Dividends paid ...............................................             (22,721)            (19,651)
                                                                               ---------           ---------
      Balance, end of period .......................................             300,744             224,932
                                                                               ---------           ---------

Treasury shares
      Balance, beginning of period .................................             (28,621)            (14,123)
      Purchase of shares ...........................................             (37,932)            (55,711)
      Issuance of shares for acquisitions ..........................                  --              10,817
      Issuance of shares for stock options .........................              19,731              28,553
                                                                               ---------           ---------
      Balance, end of period .......................................             (46,822)            (30,464)
                                                                               ---------           ---------
Total shareholders' equity .........................................            $560,388            $541,633
                                                                               =========           =========


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

5. Under the Company's current one million-share common stock buyback program, which was announced on July 29, 1999, a total of 248,400 shares were repurchased during the third quarter of 1999 at a cost of $8.2 million. As of October 31, 1999, a total of 280,800 shares were repurchased under this program at a cost of $9.3 million. Shares purchased under the buyback program will be reissued for the acquisition of The Pacific Bank, upon the exercise of stock options and for other general corporate purposes.

6. On August 27, 1999 the Company completed its acquisition of American Pacific State Bank (APSB). The total price was $90.4 million in an all cash transaction. This acquisition was accounted for under the purchase method of accounting and resulted in the recording of goodwill and core deposit intangibles of $65.7 million. Included in goodwill as purchase price adjustments were $1.2 million of accrued severance costs, $0.5 million of paid transaction-related expenses and $1.5 million of exit costs of which $0.25 million remain unpaid as of September 30, 1999. The results of APSB's operations are included in those reported by the Company beginning on August 28, 1999.

7. On September 10, 1999, the Bank closed its Fountain Valley branch, a location that was acquired in the Company's acquisition of Harbor Bancorp in 1998.

8. On September 22, 1999, the Company announced the signing of a definitive agreement for the acquisition of the $728.0 million-asset The Pacific Bank in an approximately 50 percent common stock, 50 percent cash transaction valued at $153.0 million. The Pacific Bank's shareholders will receive either cash, City National Corporation common stock or a combination thereof valued at $29.00 per share, subject to certain adjustments. Subject to satisfying the conditions of closing including receiving all required regulatory and shareholders approvals, the transaction is expected to close in the first quarter of 2000.

9. Payments were made in the first half of 1999 for $0.3 million of purchase price adjustments recorded as part of the acquisition of North American Trust Company in 1998. Reserves for excess space of $0.5 million still exist to be used over the remaining 6.5 years of a lease.

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

The Company regularly evaluates, and holds discussions with, various potential acquisition candidates. As a general rule, the Company does not publicly announce such acquisitions until after a definitive agreement has been reached, as in the September 22, 1999 announcement of the definitive agreement entered into between the Company and The Pacific Bank in a transaction valued at $153.0 million. Also as a matter of policy, the Company generally does not make any specific projections as to future earnings nor does it endorse any projections regarding future performance which may be made by others.


RESULTS OF OPERATIONS

OVERVIEW

The Company recorded consolidated net income of $28.1 million, or $0.60 per diluted common share, in the third quarter of 1999, compared to $25.4 million, or $0.53 per diluted common share, in the third quarter of 1998. Increased net income was primarily due to $7.6 million in higher net interest income, and $6.4 million higher noninterest income, partially offset by $10.5 million in higher noninterest expense.

Net income for the first nine months of 1999 totaled $80.2 million, or $1.70 per diluted common share compared with $71.5 million or $1.48 per diluted common share in the 1998 period. The nine-month increase resulted largely from a $16.3 million increase in net interest income and a $13.5 million increase in noninterest income, partially offset by a $16.9 million increase in noninterest expense.

Return on average assets for the third quarter and first nine months of 1999 were 1.72% and 1.71%, respectively, compared with 1.78% and 1.74% for the corresponding periods of 1998. Return on average equity for the third quarter and first nine months of 1999 increased to 19.94% and 19.08% from 18.70% and 17.86% in 1998.

Earnings before the amortization of goodwill and core deposits intangibles (net of applicable taxes) ("cash" earnings) for the quarter and nine months ended September 30, 1999 were $29.8 million or $0.64 per diluted common share and $84.9 million or $1.81 per diluted common share, respectively, compared to $26.6 million or $0.56 per diluted common share and $75.6 million or $1.56 per diluted common share in the corresponding periods of 1998. On the same basis, the returns on average assets were 1.83% for both the quarter and nine months ended September 30, 1999 compared to 1.88% and 1.86% for the same periods in 1998. Cash return on average common equity was 22.88% and 22.47% for the quarter and nine months ended September 30, 1999, respectively, compared to 21.91% and 20.98% for the year ago periods. "Cash" earnings are presented because they measure the Company's ability to support growth, pay dividends and repurchase stock. The Company's "cash" earnings per share and other ratios are not necessarily comparable to similarly titled measures reported by other companies.

Net interest income on a fully taxable-equivalent basis increased 10.0% to $83.9 million in the third quarter of 1999 compared with $76.3 million in the year-ago quarter, and increased 6.6% from $78.7 million in the prior quarter. The year-over-year increase resulted primarily from the 12.5% increase in average loans over the last year. Interest recovered on nonaccrual and charged-off loans was $4.9 million in the first nine months of 1999 compared with $6.0 million for the same period a year ago. The third quarter fully taxable-net interest spread and the net interest margin decreased to 4.14% and 5.57%, respectively, from 4.16% and 5.79%, for the comparable period a year ago. The combination of strong growth in earning assets, which outpaced growth in lower cost core deposits, and the slightly lower prime rate that took effect in the fourth quarter of 1998, contributed to a decrease in net interest margin.

Management expects modest growth in net interest income for the remainder of 1999, assuming, among other things, that loan balances will continue to grow. Actual results may vary if the assumption proves to be incorrect.

Average loans increased $563.2 million (13.1%) in the third quarter to $4,866.0 million compared to the prior-year quarter and $263.4 million (5.7%) from the second quarter of 1999. This increase includes $85.0 million in average loans from the APSB acquisition. The year-over-year growth was driven primarily by increases in commercial, real estate commercial and construction loans. Commercial loan average balances increased $334.5 million (14.9%) to $2,575.8 million. Real estate commercial mortgage loan averages rose $108.6 million (14.5%) to $859.9 million. Construction loan average balances also increased $81.6 million (36.6%) to $304.8 million.

Total loans at September 30, 1999 were $5.2 billion compared with $4.7 billion at June 30, 1999 and $4.5 billion at December 31, 1998. This increase includes $266.9 million from the American Pacific State Bank ("APSB") acquisition. Relationship-originated loans increased $726.1 million in the first nine months of 1999 while non-relationship-syndicated loans, which continue to be less than 10.0% of the portfolio, and purchased residential mortgage loans declined $84.6 million due to repayments and loan sales.

Total average deposits increased $488.8 million (11.4%) between third quarters due primarily to increased deposit levels generated by banking offices, the Bank's specialty deposit department and $133.8 million in average deposits from the APSB acquisition. Total average securities increased $192.5 million (21.6%).

Total deposits as of September 30, 1999 increased $862.1 million (19.4%) compared to September 30, 1998 and were $626.4 million (13.4%) higher than June 30, 1999. Included in this increase was $403.1 million from the acquisition of APSB.

The Company recorded no credit loss provision for the quarters and nine months ended September 30, 1999 and 1998 due to changes in the portfolio and net credit recoveries of $0.3 million in the first nine months of 1999 compared with net credit losses of $5.0 million in the first nine months of 1998. Loans charged off in the third quarter of 1999 were $7.5 million, compared to $3.1 million in the third quarter of 1998. Recoveries were $2.9 million and $2.8 million in the quarters ended September 30, 1999 and 1998, respectively. The allowance for credit losses was 2.69% of total loans at September 30, 1999 compared to 3.12% at September 30, 1998 and 2.79% at June 30, 1999. The provision for credit losses is expected to remain at reduced levels but not necessarily at zero for the remainder of 1999. This assumes that general economic conditions in Southern California will not deteriorate materially during the balance of 1999, and if this assumption proves to be inaccurate, a higher provision for credit losses may be required. The provision levels for the balance of 1999 will depend on numerous factors including the general economic conditions that impact borrowers.

Noninterest income of $23.2 million for the third quarter of 1999 continued a sustained growth trend, increasing by $6.4 million (37.9%) over the $16.8 million reported in the same period a year ago. For the first nine months of 1999 noninterest income rose $13.5 million (26.7%) to $64.0 million compared to $50.5 million for the same period in 1998. Investment services and trust fees increased in the third quarter of 1999 compared to the year-earlier quarter as a result of strong, internally generated new business as well as new revenue generated from the North American Trust Company ("NATC") acquisition, which was completed at the end of 1998. Noninterest income is expected to maintain its growth trend over prior-year results for the remainder of 1999. Gains on sale of assets and securities amounted to $2.1 million for the quarter compared with $1.3 million in the year ago quarter.

Noninterest expense totaled $61.4 million in the third quarter of 1999, an increase of $10.5 million (20.7%) from the third quarter of 1998. For the first nine months of 1999 noninterest expense totaled $175.1 million, an increase of $16.9 million (10.7%) from the first nine months of 1998. This increase is primarily due to the additional personnel added as a result of the acquisition of NATC, integration expenses of $1.1 million related to the APSB acquisition, the hiring of additional personnel related to new branch openings and other growth opportunities, and a more performance based compensation structure. Of the $1.1 million of integration expenses, $0.5 million were paid in the third quarter and $0.6 million reflects an accrual for new check orders of $0.3 million and unbilled integration costs of $0.3 million. All of the $0.2 million of NATC integration expenses accrued in 1998 were paid in the first half of 1999. Noninterest expense levels for the remainder of 1999 are expected to be higher than in 1998 reflecting the growth of the Company and the acquisition of NATC and APSB.

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

During the first nine months of 1999, efforts continued to address Year 2000 matters in accordance with the Company's five-phase project plan, which covers information technology as well as embedded systems. The five phases are awareness, assessment, renovation, validation and implementation with contingency planning as a part of the validation phase. As previously reported, the Company has completed all five phases and met all regulatory guidelines. As an additional precaution, the Company has developed a contingency plan for each of its mission critical business units which establishes trigger dates for implementation of the plan for each software application. The field testing for contingency plans has been completed. At this time, the Bank is implementing its transition strategy and finalizing steps for the Year 2000 weekend. However, these plans do not guarantee that circumstances beyond the Company's control will not adversely impact operations. At this time, based on assessments and testing to date, the Company does not foresee any Year 2000 issues that would materially impair the Bank's ability to conduct business.

The Company is engaged in the ongoing process of considering and examining whether or not there would be a material effect on its business, net income or balance sheet if its vendors, suppliers and customers do not become Year 2000 compliant in a timely manner. With regard to customer readiness, the Company has queried and continues to query all commercial borrowers with loans of $1.0 million and over. For those customers having responded, it has been determined that their compliance efforts at this time appear satisfactory or their business would not be significantly affected by Year 2000 matters. In addition, there is a group of customers who have indicated their compliance will be in the future and the Company continues to monitor their progress. The Company in its review of the adequacy of its allowance for credit losses has considered the potential for Year 2000 risks to its borrowers.

Where the Company is a third party vendor to customers, as in the area of cash management, the Company appears to have reached Year 2000 readiness. The Company's analysis of the corporate counterparties for its investments and current hedging position has also been completed. The Company continues to monitor the premises it occupies for any risks.

In the first nine months of 1999, approximately $1.8 million was directly and indirectly expensed on Year 2000 matters. This amount excludes hardware and software that was replaced in the normal course of business. Total direct and indirect expenses are expected to be approximately $2.5 million for all of 1999.

The Company's effective tax rate of 34.8% in the third quarter of 1999 was slightly lower than the previous year's third quarter and for all of 1998 reflecting an increase in state tax credits received as an incentive for making or renewing loans in certain designated areas in and around Los Angeles. It is expected that the Company's tax rate will remain in the 35.0% range for the remainder of 1999 due to state tax credits and the Company's additional investment in affordable housing limited partnerships.

The following table presents the components of net interest income on a fully taxable equivalent basis for the three months ended September 30, 1999 and 1998.

                                                                              NET INTEREST INCOME SUMMARY

                                                               SEPTEMBER 30, 1999                       SEPTEMBER 30, 1998
                                                      ------------------------------------    ------------------------------------
                                                                    INTEREST    AVERAGE                     INTEREST    AVERAGE
                                                       AVERAGE      INCOME/     INTEREST       AVERAGE      INCOME/     INTEREST
DOLLARS IN THOUSANDS                                   BALANCE      EXPENSE       RATE         BALANCE      EXPENSE       RATE
--------------------                                  ------------------------------------    ------------------------------------
ASSETS
  Earning assets (1)
     Loans:
       Commercial                                     $2,575,814    $ 56,213      8.66%       $2,241,282    $  49,867     8.83%
          Residential first mortgages                  1,072,815      19,318      7.14         1,035,779       19,966     7.65
          Real estate - construction                     304,777       7,270      9.46           223,136        6,543    11.63
          Real estate - commercial mortgage              859,944      19,062      8.79           751,291       17,369     9.17
          Installment                                     52,666       1,376     10.37            51,345          958     7.40
                                                      ----------    --------                  ----------    ---------
          Total loans (2)                              4,866,016     103,239      8.42         4,302,833       94,703     8.73
       Securities                                      1,015,193      17,326      6.77           818,243       13,877     6.73
       Federal funds sold and securities
          purchased under resale agreements               32,766         432      5.23            31,067          420     5.36
       Trading account securities                         68,477         799      4.63            72,837        1,095     5.96
                                                      ----------    --------                  ----------    ---------
          Total earning assets                         5,982,452     121,796      8.08         5,224,980      110,095     8.36
                                                                    --------                                ---------
       Allowance for credit losses                      (141,756)                               (136,083)
       Cash and due from banks                           283,545                                 304,435
       Other nonearning assets                           367,053                                 275,427
                                                      ----------                              ----------
          Total assets                                $6,491,294                              $5,668,759
                                                      ==========                              ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits:
       Interest checking accounts                     $  396,533         445      0.45        $  372,978          929     0.99
       Money market accounts                             967,247       7,206      2.96           917,014        7,128     3.08
       Savings deposits                                  203,404       1,164      2.27           166,525        1,542     3.67
       Time deposits - under $100,000                    192,038       2,289      4.73           193,123        2,584     5.31
       Time deposits - $100,000 and over                 963,554      12,484      5.14           780,447       10,603     5.39
                                                      ----------    --------                  ----------    ---------
          Total interest-bearing deposits              2,722,776      23,588      3.44         2,430,087       22,786     3.72

       Federal funds purchased and securities
          sold under repurchase agreements               549,034       7,003      5.06           414,103        5,713     5.47
       Other borrowings                                  540,670       7,256      5.32           350,958        5,330     6.03
                                                      ----------    --------                   ---------    ---------
          Total interest-bearing liabilities           3,812,480      37,847      3.94         3,195,148       33,829     4.20
                                                                    --------                                ---------
  Noninterest-bearing deposits                         2,062,740                               1,866,634
  Other liabilities                                       57,381                                  68,467
  Shareholders' equity                                   558,693                                 538,510
                                                      ----------                              ----------

          Total liabilities and shareholders'
              equity                                  $6,491,294                              $5,668,759
                                                      ==========                              ==========
Net interest spread                                                               4.14%                                   4.16%
                                                                                 =====                                   =====

Fully taxable equivalent net interest income                        $ 83,949                                $   76,266
                                                                    ========                                ==========

Net interest margin                                                               5.57%                                   5.79%
                                                                                 =====                                   =====

  (1) Includes average nonaccrual loans of $22,791 and $31,239 for 1999 and 1998, respectively.

  (2) Loan income includes loan fees of $4,823 and $3,116 for 1999 and 1998, respectively.

The following table presents the components of net interest income on a fully taxable equivalent basis for the nine months ended September 30, 1999 and 1998.

                                                                              NET INTEREST INCOME SUMMARY

                                                               SEPTEMBER 30, 1999                       SEPTEMBER 30, 1998
                                                      ------------------------------------    ------------------------------------
                                                                    INTEREST    AVERAGE                     INTEREST    AVERAGE
                                                       AVERAGE      INCOME/     INTEREST       AVERAGE      INCOME/     INTEREST
DOLLARS IN THOUSANDS                                   BALANCE      EXPENSE       RATE         BALANCE      EXPENSE       RATE
--------------------                                  ------------------------------------    ------------------------------------
ASSETS
  Earning assets (1)
     Loans:
       Commercial                                     $2,499,067    $160,463     8.58%        $2,128,408     $144,618     9.08%
          Residential first mortgages                  1,042,781      56,344     7.22          1,028,118       58,684     7.63
          Real estate - construction                     274,247      19,748     9.63            174,332       14,763    11.32
          Real estate - commercial mortgage              794,976      53,371     8.98            760,594       54,768     9.63
          Installment                                     50,089       3,745    10.00             51,340        3,808     9.92
                                                      ----------    --------                  ----------    ---------
          Total loans (2)                              4,661,160     293,671     8.42          4,142,792      276,641     8.93
       Securities                                      1,038,691      51,588     6.64            811,616       41,046     6.76
       Federal funds sold and securities
          purchased under resale agreements               35,836       1,416     5.28             43,850        1,827     5.57
       Trading account securities                         66,750       2,058     4.12             59,041        2,632     5.96
                                                      ----------    --------                  ----------    ---------
          Total earning assets                         5,802,437     348,733     8.04          5,057,299      322,146     8.52
                                                                    --------                                ---------
       Allowance for credit losses                      (140,036)                               (137,742)
       Cash and due from banks                           285,147                                 309,709
       Other nonearning assets                           324,281                                 273,766
                                                      ----------                              ----------
          Total assets                                $6,271,829                              $5,503,032
                                                      ==========                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits:
       Interest checking accounts                     $  401,807       1,602     0.53          $ 384,482        2,850     0.99
       Money market accounts                             951,906      20,799     2.92            870,405       19,865     3.05
       Savings deposits                                  192,458       5,297     3.68            167,688        4,520     3.60
       Time deposits - under $100,000                    185,294       6,526     4.71            204,683        8,050     5.26
       Time deposits - $100,000 and over                 843,100      30,188     4.79            749,724       29,826     5.32
                                                      ----------    --------                  ----------    ---------
          Total interest-bearing deposits              2,574,565      64,412     3.34          2,376,982       65,111     3.66

  Federal funds purchased and securities
     sold under repurchase agreements                    570,466      20,952     4.91            375,071       15,280     5.45
  Other borrowings                                       505,140      20,553     5.44            335,240       15,149     6.04
                                                      ----------    --------                  ----------    ---------
          Total interest-bearing liabilities           3,650,171     105,917     3.88          3,087,293       95,540     4.14
                                                                    --------                                ---------
  Noninterest-bearing deposits                         1,999,856                               1,815,518
  Other liabilities                                       60,018                                  65,010
  Shareholders' equity                                   561,784                                 535,211
                                                      ----------                              ----------
          Total liabilities and shareholders'
             equity                                   $6,271,829                              $5,503,032
                                                      ==========                              ==========
Net interest spread                                                               4.16%                                   4.38%
                                                                                 =====                                   =====
Fully taxable equivalent net interest income                        $242,816                                 $226,606
                                                                    ========                                ==========
Net interest margin                                                               5.58%                                   5.99%
                                                                                 =====                                   =====

     (1) Includes average nonaccrual loans of $23,153 and $33,833 for 1999 and 1998, respectively.

     (2) Loan income includes loan fees of $13,083 and $8,814 for 1999 and 1998, respectively.

The following tables set forth the changes in net interest income on a fully taxable equivalent basis broken down by volume and rates. The change in interest due to both volume and in rate has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                 CHANGES IN NET INTEREST INCOME

                                                                         FOR THE THREE
                                                                   MONTHS ENDED SEPTEMBER 30,
DOLLARS IN THOUSANDS                                                     1999 VS 1998
--------------------                               ------------------------------------------------------------
                                                           INCREASE (DECREASE)
                                                                 DUE TO                            NET
                                                   -------------------------------------         INCREASE
                                                       VOLUME               RATE                (DECREASE)
                                                   ----------------   ------------------    -------------------
Interest earned on:

Loans                                              $         12,003   $           (3,467)   $             8,536
Securities                                                    3,366                   83                  3,449
Trading account securities                                      (62)                (234)                  (296)
Federal funds sold and
    securities purchased
    under  resale  agreements                                    22                  (10)                    12
                                                   ----------------   ------------------    -------------------
    Total interest-earning assets                            15,329               (3,628)                11,701
                                                   ----------------   ------------------    -------------------
Interest paid on:

Interest checking deposits                                       55                 (539)                  (484)
Money market deposits                                           370                 (292)                    78
Savings deposits                                                293                 (671)                  (378)
Other time deposits                                           2,355                 (769)                 1,586
Other borrowings                                              4,335               (1,119)                 3,216
                                                   ----------------   ------------------    -------------------
    Total interest-bearing liabilities                        7,408               (3,390)                 4,018
                                                   ----------------   ------------------    -------------------
                                                   $          7,921   $             (238)   $             7,683
                                                   ================   ==================    ===================


                                                                         FOR THE THREE
                                                                    MONTHS ENDED SEPTEMBER 30,
DOLLARS IN THOUSANDS                                                      1998 VS 1997
--------------------                               -----------------------------------------------------------
                                                           INCREASE (DECREASE)
                                                                 DUE TO                            NET
                                                   -------------------------------------         INCREASE
                                                       VOLUME               RATE                (DECREASE)
                                                   ----------------   ------------------    -------------------
Interest earned on:

Loans                                              $         18,832   $           (3,700)   $            15,132
Securities                                                       29                 (221)                  (192)
Trading account securities                                      341                  (11)                   330
Federal funds sold and
    securities purchased
    under  resale  agreements                                   125                  (18)                   107
                                                   ----------------   ------------------    -------------------
    Total interest-earning assets                            19,327               (3,950)                15,377
                                                   ----------------   ------------------    -------------------
Interest paid on:

Interest checking deposits                                       66                  (18)                    48
Money market deposits                                           882                   83                    965
Savings deposits                                                (10)                 119                    109
Other time deposits                                           2,563                   20                  2,583
Other borrowings                                              2,278                  234                  2,512
                                                   ----------------   ------------------    -------------------
    Total interest-bearing liabilities                        5,779                  438                  6,217
                                                   ----------------   ------------------    -------------------
                                                   $         13,548   $           (4,388)   $             9,160
                                                   ================   ==================    ===================


                                                                         FOR THE NINE
                                                                  MONTHS ENDED SEPTEMBER 30,
DOLLARS IN THOUSANDS                                                     1999 VS 1998
--------------------                               ------------------------------------------------------------
                                                           INCREASE (DECREASE)
                                                                 DUE TO                            NET
                                                   -------------------------------------         INCREASE
                                                       VOLUME               RATE                (DECREASE)
                                                   ----------------   ------------------    -------------------
Interest earned on:

Loans                                              $        33,394    $          (16,364)   $            17,030
Securities                                                  11,283                  (741)                10,542
Trading account securities                                     313                  (887)                  (574)
Federal funds sold and
    securities purchased
    under resale agreements                                   (320)                  (91)                  (411)
                                                   ----------------   ------------------    -------------------
    Total interest-earning assets                           44,670               (18,083)                26,587
                                                   ----------------   ------------------    -------------------
Interest paid on:

Interest checking deposits                                     123               (1,371)                (1,248)
Money market deposits                                        1,805                 (871)                   934
Savings deposits                                               676                  101                    777
Other time deposits                                          2,832               (3,994)                (1,162)
Other borrowings                                            14,356               (3,280)                11,076
                                                   ----------------   ------------------    -------------------
    Total interest-bearing liabilities                      19,792               (9,415)                10,377
                                                   ----------------   ------------------    -------------------


                                                   $         24,878   $           (8,668)   $            16,210
                                                   ================   ==================    ===================



                                                                          FOR THE NINE
                                                                   MONTHS ENDED SEPTEMBER 30,
DOLLARS IN THOUSANDS                                                      1998 VS 1997
--------------------                               ------------------------------------------------------------
                                                           INCREASE (DECREASE)
                                                                 DUE TO                            NET
                                                   -------------------------------------         INCREASE
                                                       VOLUME               RATE                (DECREASE)
                                                   ----------------   ------------------    -------------------
Interest earned on:

Loans                                              $         55,683   $           (5,060)   $            50,623
Securities                                                     (947)                 (72)                (1,019)
Trading account securities                                      446                   86                    532
Federal funds sold and
    securities purchased
    under resale agreements                                     910                   21                    931
                                                   ----------------   ------------------    -------------------
    Total interest-earning assets                            56,092               (5,025)                51,067
                                                   ----------------   ------------------    -------------------
Interest paid on:

Interest checking deposits                                      145                  (52)                    93
Money market deposits                                         1,734                  179                  1,913
Savings deposits                                                (38)                 342                    304
Other time deposits                                           8,750                  444                  9,194
Other borrowings                                              5,778                1,207                  6,985
                                                   ----------------   ------------------    -------------------
    Total interest-bearing liabilities                       16,369                2,120                 18,489
                                                   ----------------   ------------------    -------------------


                                                   $         39,723   $           (7,145)   $            32,578
                                                   ================   ==================    ===================

BALANCE SHEET ANALYSIS

AVAILABLE-FOR-SALE SECURITY PORTFOLIO

Comparative period-end available-for-sale security portfolio balances are presented below:

                                                                AVAILABLE-FOR-SALE SECURITIES

                                                      SEPTEMBER 30,                         DECEMBER 31,
                                                          1999                                 1998
                                           -----------------------------------  -----------------------------------
DOLLARS IN THOUSANDS                             COST            FAIR VALUE           COST            FAIR VALUE
--------------------                       -----------------  ----------------  -----------------  ----------------
U.S. Gov. and federal agency                     $  267,101        $  265,587           $268,838        $  275,145
Mortgage-backed                                     382,612           370,846            348,826           351,469
State and Municipal                                 149,483           147,129            121,743           123,845
Other debt                                          166,802           154,656            145,852           152,692
                                           -----------------  ----------------  -----------------  ----------------
     Total debt securities                          965,998           938,218            885,259           903,151
Marketable equity securities                        124,609           122,213            104,893           109,375
                                           -----------------  ----------------  -----------------  ----------------
     Total securities                            $1,090,607        $1,060,431           $990,152        $1,012,526
                                           =================  ================  =================  ================





                                                      SEPTEMBER 30,
                                                         1998
                                           ----------------------------------
DOLLARS IN THOUSANDS                             COST           FAIR VALUE
--------------------                       ----------------  ----------------
U.S. Gov. and federal agency                       $270,032          $279,521
Mortgage-backed                                     189,559           193,225
State and Municipal                                   2,179             2,195
Other debt                                          136,870           138,942
                                            ----------------  ----------------
     Total debt securities                          598,640           613,883
Marketable equity securities                        117,067           120,508
                                            ----------------  ----------------
     Total securities                              $715,707          $734,391
                                            ================  ================



The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the available-for-sale portfolio as of September 30, 1999.


                                                        DEBT AVAILABLE-FOR-SALE SECURITIES

                                                 ONE YEAR                            OVER 1 YEAR
                                                  OR LESS                           THRU 5 YEARS
                                    -----------------------------------  -----------------------------------
DOLLARS IN THOUSANDS                     AMOUNT             YIELD (%)          AMOUNT            YIELD (%)
--------------------                -----------------  ----------------  -----------------  ----------------
U.S. Gov. and federal agency                 $10,059              6.31           $180,936              6.30
Mortgage-backed                                   --                --                 --                --
State and Municipal                           17,406              6.58             55,352              6.85
Other debt                                        --                --                103              7.00
                                    -----------------  ----------------  -----------------  ----------------
     Total debt securities                   $27,465              6.48           $236,391              6.42
                                    =================  ================  =================  ================

     Amortized cost                          $27,336                             $236,293
                                    =================  ================  =================  ================



                                               OVER 5 YEARS
                                               THRU 10 YEARS                        OVER 10 YEARS
                                    -----------------------------------   ----------------------------------
DOLLARS IN THOUSANDS                     AMOUNT           YIELD (%)            AMOUNT          YIELD (%)
--------------------                -----------------  ----------------   ----------------  ----------------
U.S. Gov. and federal agency                $ 74,592              6.34           $     --                --
Mortgage-backed                               17,908              6.15            352,937              6.55
State and Municipal                           72,831              6.40              1,541              6.31
Other debt                                    86,209              7.50             68,344              7.98
                                    -----------------  ----------------   ----------------  ----------------
     Total debt securities                  $251,540              6.74           $422,822              6.78
                                    =================  ================  =================  ================

     Amortized cost                         $264,426                             $437,943
                                    =================  ================   ================  ================


                                                   TOTAL
                                    -----------------------------------
DOLLARS IN THOUSANDS                     AMOUNT           YIELD (%)
--------------------                ----------------   ----------------
U.S. Gov. and federal agency               $265,587               6.31
Mortgage-backed                             370,845               6.53
State and Municipal                         147,130               6.60
Other debt                                  154,656               7.71
                                    ----------------   ----------------
     Total debt securities                 $938,218               6.68
                                    ================   ================


     Amortized cost                        $965,998
                                    ================   ================



     Dividend income included in interest income on securities in the Consolidated Statement of Income and Comprehensive Income in the third quarter of 1999 and 1998 were $1.2 million and $1.9 million, and for the nine months were $3.9 million and $6.5 million, respectively.

LOAN PORTFOLIO
      A comparative period-end loan table is presented below:


                                                                                  LOANS

                                                     SEPTEMBER 30,              DECEMBER 31,              SEPTEMBER 30,
DOLLARS IN THOUSANDS                                      1999                      1998                       1998
--------------------                              ---------------------      --------------------      ---------------------
Commercial                                                  $2,693,902                $2,457,946                 $2,280,202
Residential first mortgage                                   1,121,683                 1,038,229                  1,033,799
Real estate - construction                                     328,422                   237,015                    234,519
Real estate - mortgage                                         974,867                   747,711                    744,265
Installment                                                     53,050                    49,526                     51,011
                                                  ---------------------      --------------------      ---------------------
      Total loans, gross                                     5,171,924                 4,530,427                  4,343,796
Less: Allowance for credit losses                             (139,015)                 (135,339)                  (135,486)
                                                  ---------------------      --------------------      ---------------------
      Total loans, net                                      $5,032,909                $4,395,088                 $4,208,310
                                                  =====================      ====================      =====================




Gross loans at September 30, 1999 amounted to $5,171.9 million, up
$828.1 million (19.1%) from September 30, 1998 and up $641.5 million (14.2%)
from December 31, 1998. This increase includes $266.9 million from the APSB purchase acquisition. Contributing to the $413.7 million increase in commercial loans from September 30, 1998 were $90.6 million from the APSB acquisition, internal loan originations and the purchase of syndicated corporate loans. During the quarter, commercial relationship-originated loans increased $125.3 million while commercial non-relationship syndicated loans increased $31.5 million. The $87.9 million increase in residential first mortgage loans from the year ago quarter resulted from the Bank's own originations. Construction loans, including $2.9 million from APSB, increased by $93.9 million from September 30, 1998 as the Company continued to expand its lending for residential and commercial construction development. Real estate mortgage loans increased $230.6 million from the same period a year ago due to $172.3 million from APSB and internal loan originations. The Company expects that the Bank's loan portfolio will increase from third quarter 1999 levels due primarily to its own internal loan generation activities and loan purchases.


      The following table presents information concerning nonaccrual loans, ORE, and restructured loans.


                                                           NONACCRUAL LOANS, ORE AND RESTRUCTURED LOANS

                                                 SEPTEMBER 30,                DECEMBER 31,              SEPTEMBER 30,
DOLLARS IN THOUSANDS                                  1999                        1998                      1998
--------------------                          ---------------------      --------------------      ---------------------
Nonaccrual loans:
      Commercial                                           $ 7,803                   $ 4,763                    $10,200
      Real estate                                           10,932                    17,204                     19,664
      Installment                                              581                     1,171                      2,642
                                              ---------------------      --------------------      ---------------------
      Total                                                 19,316                    23,138                     32,506
ORE                                                          2,134                     3,480                      2,148
                                              ---------------------      --------------------      ---------------------
      Total nonaccrual loans and ORE                       $21,450                   $26,618                    $34,654
                                              =====================      ====================      =====================
Restructured loans, accruing                               $ 2,586                   $ 1,982                    $ 2,847
                                              =====================      ====================      =====================

Total non accrual loans as a
      percentage of total loans..............                 0.37%                     0.51%                      0.75
Total non accrual loans and ORE as a
      percentage of total loans and ORE......                 0.41                      0.59                       0.80
Allowance for credit losses to total loans...                 2.69                      2.99                       3.12
Allowance for credit  losses
      to nonaccrual loans....................               719.69                    584.92                     416.80


     The table below summarizes the approximate changes in nonaccrual loans for the quarters and nine months ended September 30, 1999 and September 30, 1998.

                                                                   CHANGES IN NONACCRUAL LOANS

                                                FOR THE THREE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                              SEPTEMBER 30,
                                          ----------------------------------------  -------------------------------------
DOLLARS IN MILLIONS                               1999                 1998               1999               1998
-------------------                       ---------------------  -----------------  -----------------  ------------------
Balance, beginning of period                             $26.5              $33.2             $ 23.1              $ 27.6
Additions from acquisitions                                0.6                 --                0.6                 3.1
Loans placed on nonaccrual                                 4.0                5.4               18.9                30.2
Charge offs                                               (7.0)              (1.9)              (7.7)               (9.5)
Loans returned to accrual status                          (1.0)                --               (1.2)                 --
Repayments (including interest
     applied to principal)                                (3.8)              (4.2)             (14.4)              (18.9)
                                          ---------------------  -----------------  -----------------  ------------------
Balance, end of period                                   $19.3              $32.5             $ 19.3              $ 32.5
                                          =====================  =================  =================  ==================

At September 30, 1999, in addition to loans disclosed above as nonaccrual or restructured, management had also identified $9.4 million of problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable.

ALLOWANCE FOR CREDIT LOSSES

     The following table summarizes average loans outstanding and changes in the allowance for credit losses for the periods presented:

                                                                         CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                            FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                    ----------------------------------------  --------------------------------------
DOLLARS IN MILLIONS                                         1999                1998                1999                1998
-------------------                                 ---------------------  -----------------  -----------------   ------------------
Average amount of loans outstanding                             $4,866.0           $4,302.8           $4,661.2             $4,142.8
                                                    =====================  =================  =================  ==================
Balance of allowance for credit losses,
     beginning of period                                        $  140.2           $  135.8           $  135.3             $ 137.8
Loans charged off:
     Commercial                                                      7.2                1.9                9.6                12.9
     Real estate                                                     0.3                1.2                0.5                 2.1
                                                    ---------------------  -----------------  -----------------  ------------------
      Total loans charged off                                        7.5                3.1               10.1                15.0
                                                    ---------------------  -----------------  -----------------  ------------------
Less recoveries of loans previously charged off:
     Commercial                                                      2.5                2.4                9.7                 9.5
     Real estate                                                     0.4                0.4                0.7                 0.5
                                                    ---------------------  -----------------  -----------------  ------------------
      Total recoveries                                               2.9                2.8               10.4                10.0
                                                    ---------------------  -----------------  -----------------  ------------------
Net loans (charged off)/recovered                                   (4.6)              (0.3)               0.3                (5.0)
Additions to allowance charged to earnings                            --                 --                 --                  --
Additions to allowance from acquisitions                             3.4                 --                3.4                 2.7
                                                    ---------------------  -----------------  -----------------  ------------------
      Balance, end of period                                    $  139.0           $  135.5           $  139.0             $ 135.5
                                                    =====================  =================  =================  ==================
Ratio of net charge-offs
   to average loans                                                0.09%              0.01%                N/M             0.12%
                                                    =====================  =================  =================  ==================
Ratio of allowance for credit losses
   to total period end loans                                                                             2.69%               3.12%
                                                                                              =================  ==================

CAPITAL ADEQUACY REQUIREMENT


The following table presents the regulatory standards for "well capitalized" institutions and the capital ratios for the Company and the Bank at September 30, 1999, December 31, 1998 and September 30, 1998.


                                   REGULATORY
                                WELL CAPITALIZED        SEPTEMBER 30,         DECEMBER 31,         SEPTEMBER 30,
                                   STANDARDS                 1999                 1998                  1998
                               ------------------------------------------------------------------------------------
CITY NATIONAL CORPORATION
------------------------------
Tier 1 leverage                              4.00%                 7.09%                7.99%                 8.33%
Tier 1 risk-based capital                    6.00                  7.98                 9.43                  9.81
Total risk-based capital                    10.00                 11.44                13.20                 13.69

CITY NATIONAL BANK
------------------------------
Tier 1 leverage                              4.00%                 6.77%                7.53%                 7.90%
Tier 1 risk-based capital                    6.00                  7.63                 8.90                  9.28
Total risk-based capital                    10.00                 11.09                12.65                 13.17


Lower capital ratios than in previous quarters resulted from the goodwill generated from the all-cash acquisition of APSB completed in August 1999.

Under the Company's current one million-share common stock buyback program, which was announced on July 29, 1999, a total of 248,400 shares were repurchased during the third quarter of 1999 at a cost of $8.2 million. As of October 31, 1999, a total of 280,800 shares were repurchased under this program at a cost of $9.3 million. Shares purchased under the buyback program will be reissued for the acquisition of The Pacific Bank, upon the exercise of stock options and for other general corporate purposes.

On October 27, 1999, the Company declared a regular quarterly dividend of $0.165 per share, payable November 22, 1999 to shareholders of record as of November 10, 1999.


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

The Company has established three measurement processes to quantify and manage exposure to interest rate risk: net interest income simulation modeling, gap analysis, and present value of equity analysis. Net interest income simulations are used to identify the direction and severity of interest rate risk exposure across a twelve month forecast horizon. Gap analysis provides insight into structural mismatches of assets and liability repricing characteristics and reflects the attrition and prepayment behavior of deposit and loan customers. Present value of equity calculations are used to estimate the theoretical price sensitivity of shareholder equity to changes in interest rates. The Company uses simulation modeling to estimate the potential effects of changing interest rates. This process allows the Company to fully explore the complex relationships within the gap over time and various interest rate scenarios. Income simulation is the primary tool used to manage interest rate risk.

The use of interest rate swaps to manage interest rate exposure involves the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must receive appropriate credit approval before the

Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts potentially subject to credit and market risks are much smaller. The Company's interest rate swaps are entered into as hedges against a decrease in interest income generated from prime based loans if the prime decreased or to convert fixed rate deposits and debt into floating rate liabilities. The Company has not entered into transactions involving any other interest rate derivative financial instruments, such as interest rate floors, caps and interest rate futures contracts.

As of September 30, 1999, the Company has $985.0 million of notional principal in "receive" fixed-pay LIBOR interest rate swaps, of which $520.0 million have maturities greater than one year. The Company's interest-rate risk-management instruments had a fair value of $(4.5) million and $6.4 million at September 30, 1999 and December 31, 1998, respectively, with no exposure to credit risk at September 30, 1999 and $6.4 million at December 31, 1998. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Company's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain credit exposure thresholds are exceeded. As of September 30, 1999, the Company had deposited $2.0 million par value in securities to mitigate credit exposure.

At September 30, 1999, the Company's outstanding foreign exchange contracts totaled $43.3 million. The Company enters into foreign exchange contracts with its customers and counterparty banks solely for the purpose of offsetting or hedging transaction and economic exposures arising out of commercial transactions. The Company's policies prohibit outright speculation by the Company and its employees. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at September 30, 1999 had remaining maturities of six months or less.


LIQUIDITY MANAGEMENT

The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco, and a portfolio of securities available-for-sale. Liquidity is also provided by maturing securities and loans. In addition as part of the Company's year 2000 planning, a $50 million Federal Home Loan Bank Commitment is in place.

Average core deposits and shareholders' equity comprised 68.5% of total funding in the third quarter of 1999, compared to 71.5% in the third quarter of 1998. This decrease has required that the Company increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits and shareholders' equity, the Company has not faced any liquidity constraints.

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

                 None

ITEM 5.  OTHER INFORMATION

                 None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits
                 None


         (b)     Reports on Form 8-K

                 The company filed a report on Form 8-K on September 22, 1999 under item 5 announcing the definitive agreement plan for the acquisition of The Pacific Bank. Included in the report is a press release dated September 22, 1999 and an information presentation.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CITY NATIONAL CORPORATION
                                  --------------------------
                                  (Registrant)





DATE:     November 15, 1999       /s/ FRANK P. PEKNY
     ------------------------     --------------------------------
                                  FRANK P. PEKNY
                                  Executive Vice President
                                  and Chief Financial Officer