Form 10-K405
period 1999-12-31
CITY NATIONAL CORP
filed 2000-03-24
CIK 201461

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

For the year ended December 31, 1999              Commission File Number 1-10521

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

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                    TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    -------------------                         -----------------------------------------
               Common Stock, $1.00 par value                            New York Stock Exchange
              Preferred Stock Purchase Rights                           New York Stock Exchange

NO SECURITIES ARE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES _X_

    Number of shares of common stock outstanding at March 14, 2000: 47,428,919

    Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 2000: $1,083,349,148

                      DOCUMENTS INCORPORATED BY REFERENCE

    THE INFORMATION REQUIRED TO BE DISCLOSED PURSUANT TO PART III OF THIS REPORT EITHER SHALL BE (i) DEEMED TO BE INCORPORATED BY REFERENCE FROM SELECTED PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR CITY NATIONAL CORPORATION'S 2000 ANNUAL MEETING OF SHAREHOLDERS, IF SUCH PROXY STATEMENT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN
120 DAYS AFTER THE END OF THE CORPORATION'S MOST RECENTLY COMPLETED FISCAL YEAR, OR (ii) INCLUDED IN AN AMENDMENT TO THIS REPORT FILED WITH THE COMMISSION ON FORM 10-K/A.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    City National Corporation (the "Corporation") was organized in Delaware in 1968 to acquire the outstanding capital stock of City National Bank (the "Bank"). Because the Bank comprises substantially all of the business of the Corporation, references to the "Company" reflect the consolidated activities of the Corporation and the Bank. The Corporation owns all the outstanding shares of the Bank.

    The Bank, which was founded in 1953 and opened for business in January 1954, conducts business in Southern and, as of February 29, 2000, in Northern California. The Bank operates more than 50 banking offices in Los Angeles, Orange, San Diego, Riverside, Ventura, San Bernardino, San Mateo and San Francisco counties, as well as a loan production office in Sacramento and an offshore office which takes deposits.

    In the three years ended December 31, 1999, the Company acquired five financial institutions. On August 27, 1999, the Company acquired American Pacific State Bank ("APSB"), an eight branch bank with total assets at June 30, 1999 of $442.3 million. The total cash purchase price was $90.4 million. See "Note 2 to Notes to Consolidated Financial Statements" on page A-39 of this report. On December 31, 1998, the Company acquired North American Trust Company ("NATC"), an independent trust company with $4.0 billion in total assets under management or administration at that date. On January 9, 1998, the Company acquired Harbor Bancorp ("HB"), a one bank holding company with six branches and total assets at December 31, 1997 of $241.8 million. On January 24, 1997, the Company acquired Riverside National Bank ("RNB"), a four branch bank with total assets at December 31, 1996 of $252.2 million. On January 17, 1997, the Company acquired Ventura County National Bancorp ("VCNB"), a two bank holding company with six branches and total assets at December 31, 1996 of $279.8 million.

    On February 29, 2000, the Company completed the acquisition of The Pacific Bank, N.A. ("Pacific Bank") headquartered in San Francisco, California with total assets at December 31, 1999 of $774.9 million. The total purchase price was approximately $145.2 million (including the consideration for outstanding stock options). The Corporation issued approximately 2,365,169 shares, primarily from treasury, with an aggregate market value of $65.2 million and paid the remainder in cash.

    The Company is engaged in one operating segment: providing private and business banking, including investment and trust services. The Bank operates primarily in the Southern California market and is the largest independent commercial bank headquartered in that region. The Bank's principal customer base comprises small-to middle-market companies with annual sales revenue of up to $250 million, entrepreneurs, professionals, and affluent individuals. The Bank typically serves customers seeking relationship banking, which it seeks to provide through a high level of personal service, tailored products, and private banking teams. The Bank offers a broad range of loans, deposit, cash management, international banking, and other products and services. The Bank lends, invests, and provides services in accordance with its Community Reinvestment Act ("CRA") commitment. Through City National Investments, the Bank offers personal and employee benefit trust services, including 401(k) and defined benefit plans, manages investments for customers, and engages in securities sales and trading. The Bank also manages and offers mutual funds under the name of CNI Charter Funds.

COMPETITION

    The banking business is highly competitive. The Bank competes with domestic and foreign banks for deposits, loans, and other banking business. In addition, other financial intermediaries, such as savings and loans, money market mutual funds, securities firms, credit unions, and other financial services companies, compete with the Bank. Furthermore, interstate banking legislation has eroded the geographic constraints on the financial services industry. Recently enacted legislation will facilitate the ability of non-depository institutions to act as financial intermediaries. See "--Supervision and Regulation--Financial Services Modernization Legislation."

ECONOMIC CONDITIONS, GOVERNMENT POLICIES, LEGISLATION, AND REGULATION

    The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its customers and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the Company's control, such as inflation, recession, and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

    The Company's business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

    From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. See "--Supervision and Regulation."

EMPLOYEES

    At December 31, 1999, the Company had 1,874 full-time employees. None of the employees are covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

SUPERVISION AND REGULATION

    GENERAL

    Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and not for the benefit of stockholders of the Corporation. Set forth below is a summary description of the material laws and regulations which relate to the operations of the Corporation and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

    THE CORPORATION

    The Corporation, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Corporation is required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of the Corporation and its subsidiaries.

    The Federal Reserve may require that the Corporation terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness, or stability of any of its banking subsidiaries. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Corporation must file written notice and obtain approval from the Federal Reserve prior to purchasing or redeeming its equity securities.

    Under the BHCA and regulations adopted by the Federal Reserve, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. Further, the Corporation is required by the Federal Reserve to maintain certain levels of capital. See "--Capital Standards."

    The Corporation is required to obtain the prior approval of the Federal Reserve for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve is also required for the merger or consolidation of the Corporation and another bank holding company.

    The Corporation is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Corporation, subject to the prior approval of the Federal Reserve, may engage in, or acquire shares of companies engaged in, any activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. See "--Financial Services Modernization Legislation".

    Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

    The Corporation's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Corporation is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

    THE BANK

    The Bank, as a national banking association, is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the "Comptroller"). To a lesser extent, the Bank is also subject to certain regulations promulgated by the Federal Reserve. If, as a result of an examination of a bank, the Comptroller should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance.

    Various requirements and restrictions under the laws of the United States affect the operations of the Bank. Statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers, and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "--Capital Standards."

    FINANCIAL SERVICES MODERNIZATION LEGISLATION

    On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The general effect of the Financial Services Modernization Act is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

    Generally, the Financial Services Modernization Act:

    - Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

    - Broadens the activities that may be conducted by national banks and their financial subsidiaries;

    - Provides an enhanced framework for protecting the privacy of consumer information;

    - Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

    - Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

    - Addresses disclosure issues relating to the CRA; and

    - Addresses a variety of other legal and regulatory issues affecting operations and regulatory oversight of financial institutions.

    In order for the Corporation to take advantage of the ability to affiliate with other financial services providers, the Corporation must become a "Financial Holding Company" as permitted under an amendment to the BHCA. To become a Financial Holding Company, the Corporation would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because its insured depository institution subsidiary is well-capitalized and well-managed. In addition, the Federal Reserve must also determine that each insured depository institution subsidiary of the bank holding company has at least a "satisfactory" CRA rating. See "--The Bank--Community Reinvestment Act and Fair Lending Developments." The Corporation currently meets the requirements to make an election to become a Financial Holding Company. The Corporation's management has not determined at this time whether it will seek an election to become a Financial Holding Company. The Corporation is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Corporation and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Corporation desires to use any of the expanded powers provided in the Financial Services Modernization Act.

    The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engage in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all other activities permitted under new sections of the BHCA or permitted by regulation.

    A national bank seeking to have a financial subsidiary must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. Further, if the bank is among the 50 largest in the United States, it must have an issue of unsecured long-term debt rated in one of the top three investment grade categories or if the bank is in the next 50 largest banks, as is the Bank, it must meet either the same requirement or a comparable standard which, as of March 1, 2000, had not been proposed. The latter requirement does not apply to activities engaged in as agent. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities. National banks may still conduct activities authorized for national banks directly through operating subsidiaries.

    The Corporation and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Corporation and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Corporation and the Bank.

    DIVIDENDS AND OTHER TRANSFERS OF FUNDS

    Dividends from the Bank constitute the principal source of income to the Corporation. The Corporation is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Corporation. Under such restrictions, the amount available for payment of dividends to the Corporation by the Bank totaled $96.5 million at December 31, 1999. In addition, the Federal Reserve has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

    The Comptroller also has the authority to prohibit the Bank from engaging in activities that, in its opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the Bank and other factors, that the Comptroller could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the bank regulatory agencies have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Corporation may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "--Prompt Corrective Regulatory Action and Other

Enforcement Mechanisms" and "--Capital Standards" for a discussion of these additional restrictions on capital distributions.

    The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Corporation or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Corporation or other affiliates. Such restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Corporation or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). See "Note 10 to Notes to Consolidated Financial Statements" on page A-50 of this report. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "--Prompt Corrective Action and Other Enforcement Mechanisms."

    CAPITAL STANDARDS

    Each federal banking agency has promulgated regulations defining the following five categories in which a banking organization will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

    To be "adequately capitalized," the Corporation and the Bank must maintain minimum ratios of total capital to risk-weighted assets of eight percent (8%) and of Tier 1 capital to risk-weighted assets of four percent (4%). For the Corporation and the Bank, Tier 1 capital includes common shareholders' equity, less goodwill and certain other deductions, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value. For the Corporation and the Bank, total capital also includes the allowance for credit losses, subordinated debt, and net unrealized gains on marketable securities, subject to limitations established by the guidelines. At least half of total capital must be in the form of Tier 1 capital.

    Capital is compared to the risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets as well as transactions which are off-balance sheet items, such as letters of credit and recourse arrangements. Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans. At December 31, 1999, the Corporation and the Bank exceeded the required ratios for classification as "well capitalized."

    In addition to the risk-based capital guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by the federal banking agencies to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all other banking organizations, the minimum ratio of Tier 1 capital to total assets is 4%. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios above the minimum levels. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See "Management's Discussion and Analysis--Balance Sheet Analysis--Capital" on page A-14 of this report.

    PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

    Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios.

    An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

    In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

    SAFETY AND SOUNDNESS STANDARDS

    As required by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended, the federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems, and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and
(vi) compensation, fees, and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets,
(ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets,
(v) consider the size and potential risks of material asset concentrations, and
(vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

    Federal regulations require banks to maintain adequate valuation allowances for potential credit losses. The Company has an internal risk analysis and review staff that continually reviews loan quality and ultimately reports to the Audit Committee. This analysis includes a detailed review of the classification and categorization of problem loans, assessment of the overall quality and collectibility of the loan portfolio, consideration of loan loss experience, trends in problem loans, concentration of credit risk, and current economic conditions, particularly in Southern California. Based on this analysis, management and the Audit Committee evaluate and determine the desired amount of the allowance. The allowance for credit losses is allocated to different segments of loan portfolios, but the entire allowance is available for the loan portfolio in its entirety.

    PREMIUMS FOR DEPOSIT INSURANCE

    The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC"), up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

    The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1999, ranged from 0 to 27 cents per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's capital group is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. An institution's supervisory subgroup assignment is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount which for 1999 was equal to approximately 1.2 cents per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, paid in 1999, in addition to their normal deposit insurance premium, approximately 5.9 basis points. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the Fico Bonds became equal for members of the BIF and the SAIF at approximately 2.1 cents per $100 of insured deposits.

    INTERSTATE BANKING AND BRANCHING

    The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Company has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

    COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

    The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

    A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." A bank's CRA rating will also affect the ability of the bank and its bank holding company to take advantage of the new powers granted by the Financial Services Modernization Act. Based on an examination report dated January 10, 2000, the Bank was rated "satisfactory." See "--Financial Services Modernization Legislation."

    YEAR 2000 COMPLIANCE

    The Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding year 2000 project management awareness. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the potential year 2000 problem. The federal banking agencies conducted year 2000 compliance examinations to ascertain whether a bank's year 2000 readiness presented an unsafe and unsound banking practice. The Company's core banking systems successfully responded to the century date change. The Company will continue to monitor its major vendors and clients throughout year 2000.

ITEM 2. PROPERTIES

    The Company has its principal offices in the City National Center, 400 North Roxbury Drive, Beverly Hills, California 90210, which the Company owns and occupies. As of March 1, 2000, the Company and its subsidiaries actively maintain operations in over 50 banking offices and certain other properties.

    Since 1967, the Bank's Pershing Square Banking Office and a number of Bank departments have been a tenant of the office building located at 606 South Olive Street in downtown Los Angeles. The building was originally developed and built by a partnership between a wholly-owned subsidiary of the Bank, Citinational Bancorporation, and Buckeye Construction Co., and Buckeye Realty and Management Corporation (two corporations then affiliated with Mr. Bram Goldsmith, then a director and currently Chairman of the Board of the Corporation). Since its completion, the building has been owned by Citinational-Buckeye Building Co., a limited partnership of which Citinational Bancorporation and Olive-Sixth Buckeye Co. are the only general partners, each with a 29% partnership interest. Citinational Bancorporation has an additional 3% interest as a limited partner of Citinational-Buckeye Building Co.; the remainder is held by other, unaffiliated limited partners. Olive-Sixth Buckeye Co. is a limited partnership of which Mr. Goldsmith is a 49% general partner; therefore, Mr. Goldsmith has an indirect 14% ownership interest in Citinational-Buckeye Building Co. The remaining general partner and all limited partners of Olive-Sixth Buckeye Co. are not affiliated with the Corporation. Since 1990, Citinational-Buckeye Building Co. has managed the building, which is almost fully leased.

    The Bank's subsidiary, Citinational Real Estate, Inc., as of December 31, 1999 owned two buildings located on Olympic Boulevard in downtown Los Angeles, which are occupied primarily by the Bank's support departments and one of which contains a banking office. In addition, as of December 31, 1999, the Bank owned an unoccupied building in North Hollywood and four other banking office properties: two in the city of Riverside, one in Studio City, and one in Granada Hills.

    The remaining banking offices and other properties are leased by the Bank. Total annual rental payments (exclusive of operating charges and real property taxes) are approximately $14.9 million, with lease expiration dates ranging from 2000 to 2009, exclusive of renewal options.

ITEM 3. LEGAL PROCEEDINGS

    The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, is of the opinion that the final outcome of such lawsuits will not have a material adverse effect upon the Corporation.

    The Corporation is not aware of any material proceedings to which any director, officer, or affiliate of the Corporation, any owner of record or beneficially of more than 5% of the voting securities of the Corporation, or any associate of any such director, officer, or security holder is a party adverse to the Corporation or any of its subsidiaries or has a material interest adverse to the Corporation or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    Shown below are names and ages of all executive officers of the Corporation and officers of the Bank who are deemed to be executive officers of the Corporation, with indication of all positions and offices with the Corporation and the Bank. Mr. Russell Goldsmith is the son of Mr. Bram Goldsmith.

                                                         PRESENT PRINCIPAL OCCUPATION AND PRINCIPAL
NAME                                          AGE          OCCUPATION DURING THE PAST FIVE YEARS
----                                          ---      ----------------------------------------------
Russell Goldsmith.........................     50      Vice Chairman and Chief Executive Officer,
                                                       City National Corporation since October 1995;
                                                       Chairman of the Board and Chief Executive
                                                       Officer, City National Bank since October
                                                       1995; President, Goldsmith Entertainment
                                                       Company, production and media company, 1994 to
                                                       1995; Consultant, Spelling Entertainment
                                                       Group, Inc, television and home video company,
                                                       1994 to 1995; Chairman of the Board and Chief
                                                       Executive Officer, Republic Pictures
                                                       Corporation, entertainment company until 1994

Bram Goldsmith............................     77      Chief Executive Officer until October 1995 and
                                                       Chairman of the Board, City National
                                                       Corporation; Chairman of the Board and Chief
                                                       Executive Officer, City National Bank until
                                                       October 1995

George H. Benter, Jr......................     58      President, City National Corporation since
                                                       1993; President and Chief Operating Officer,
                                                       City National Bank since 1992

Frank P. Pekny............................     56      Executive Vice President and Treasurer/Chief
                                                       Financial Officer, City National Corporation
                                                       since 1992; Vice Chairman and Chief Financial
                                                       Officer since 1995, Executive Vice President
                                                       and Chief Financial Officer, 1992 to October
                                                       1995, City National Bank

Heng W. Chen..............................     47      Assistant Chief Financial Officer and
                                                       Assistant Treasurer since June 1998,
                                                       Controller, 1996 to 1998, Assistant Treasurer,
                                                       1991 to 1996, City National Corporation;
                                                       Executive Vice President, Finance since March
                                                       2000, Senior Vice President, Finance, June
                                                       1998 to March 2000, Senior Vice
                                                       President-Finance and Controller, 1995 to
                                                       1998, City National Bank

                                                         PRESENT PRINCIPAL OCCUPATION AND PRINCIPAL
NAME                                          AGE          OCCUPATION DURING THE PAST FIVE YEARS
----                                          ---      ----------------------------------------------
Stephen D. McAvoy.........................     54      Controller, City National Corporation since
                                                       March 1998; Senior Vice President and
                                                       Controller, City National Bank since March
                                                       1998; Vice President-Controller, Transamerica
                                                       Home Loan, August 1997 to February 1998;
                                                       Consultant in the area of the Financial
                                                       Controller functions, Transamerica Home Loan,
                                                       June 1997 to August 1997, Transamerica
                                                       Financial Services, May 1996 to June 1997;
                                                       Executive Vice President, April 1989 to April
                                                       1996, Controller until September 1994, First
                                                       Interstate Bancorp

Robert A. Moore...........................     57      Executive Vice President and Chief Credit
                                                       Officer, City National Bank since 1992

Barbara S. Polsky.........................     45      Executive Vice President, Secretary and
                                                       General Counsel, City National Bank and City
                                                       National Corporation, since November 1999;
                                                       General Counsel, Executive Vice President and
                                                       Secretary, Aames Financial Corporation, June
                                                       1996 to October 1999; Partner, Manatt, Phelps
                                                       & Phillips, a law firm, until May 1996

Jeffery L. Puchalski......................     44      Executive Vice President and Senior Risk
                                                       Management Officer, City National Bank since
                                                       1992

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

                                                                           DIVIDENDS
QUARTER ENDED                                          HIGH       LOW      DECLARED
-------------                                        --------   --------   ---------
1999
March 31...........................................   $41.56     $30.31     $0.165
June 30............................................    40.88      29.63      0.165
September 30.......................................    38.81      30.38      0.165
December 31........................................    41.50      30.31      0.165
1998
March 31...........................................   $39.31     $32.13     $ 0.14
June 30............................................    40.44      34.69       0.14
September 30.......................................    39.19      27.88       0.14
December 31........................................    41.63      26.56       0.14

    As of March 14, 2000, the closing price of the Corporation's stock on the New York Stock Exchange was $26.69 per share. As of that date, there were approximately 2,029 record holders of the Corporation's common stock. On January 26, 2000, the Board of Directors authorized a regular quarterly cash dividend on its common stock at a rate of $0.175 per share payable on February 22, 2000.

    For a discussion of dividend restrictions on the Corporation's common stock, see "Note 10 to Notes to Consolidated Financial Statements" on page A-50 of this report.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item appears on page A-2, under the caption "Selected Financial Information," and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item appears on pages A-3 through A-29, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item appears on pages A-15 through A-18, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item appears on pages A-31 through A-57 and on page A-29, under the captions "1999 Quarterly Operating Results" and "1998 Quarterly Operating Results," and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item, to the extent not included under "Item 4A. Executive Officers of the Registrant" in Part I of this report, will appear in the Corporation's definitive proxy statement for the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2000 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will appear in the 2000 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2000 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or
(ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will appear in the 2000 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2000 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or
(ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will appear in the 2000 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2000 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or
(ii) included in an amendment to this report filed with the Commission on Form 10-K/A. Also see "Note 4 to Notes to Consolidated Financial Statements" on page A-41 of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

1.  Financial Statements:

Management's Responsibility for Financial Statements........      A-30
Independent Auditors' Report................................      A-31
Consolidated Balance Sheet at December 31, 1999 and 1998....      A-32
Consolidated Statement of Income and Comprehensive Income
  for each of the years in the three-year period ended
  December 31, 1999.........................................      A-33
Consolidated Statement of Cash Flows for each of the years
  in the three-year period ended December 31, 1999..........      A-34
Consolidated Statement of Changes in Shareholders' Equity
  for each of the years in the three-year period ended
  December 31, 1999.........................................      A-35
Notes to the Consolidated Financial Statements..............      A-36

2. All other schedules and separate financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they are not applicable.

3.  Exhibits

         NO.
         ---
           3.1          Restated Certificate of Incorporation

         3.1.1          Certificate of Designations of Series A Junior Participating
                        Cumulative Preferred Stock

           3.2          Bylaws, as amended to date

           4.1 6 3/8% Subordinated Notes Due 2008 in the principal amount of $125 million (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

           4.2          Rights Agreement dated as of February 26, 1997 between the
                        Registrant and Continental Stock Transfer & Trust Company, as Rights Agent

        10.2.2*         Employment Agreement made as of March 18, 1998, by and
                        between Bram Goldsmith, and the Registrant and City National
                        Bank, including Sixth Amendment to Split Dollar Life
                        Insurance Agreement Collateral Assignment Plan between City
                        National Bank and the Goldsmith 1980 Insurance Trust, dated
                        March 18, 1998 (This Exhibit is incorporated by reference
                        from the Registrant's Annual Report on Form 10-K for the
                        year ended December 31, 1997.)

        10.2.3*         First Amendment to Employment Agreement made as of June 1,
                        1999, by and between Bram Goldsmith, and the Registrant and
                        City National Bank, including Seventh Amendment to Split
                        Dollar Life Insurance Agreement Collateral Assignment Plan
                        between City National Bank and the Goldsmith 1980 Insurance
                        Trust, dated June 1, 1999 (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form
                        10-Q for the quarter ended June 30, 1999.)

          10.3*         Split Dollar Life Insurance Agreement Collateral Assignment
                        Plan between City National Bank and the Goldsmith 1980
                        Insurance Trust, dated as of June 13, 1980, and first
                        through fourth amendments thereto

         NO.
         ---
        10.3.1*         Fifth Amendment to Split Dollar Life Insurance Agreement
                        Collateral Assignment Plan between City National Bank and
                        the Goldsmith 1980 Insurance Trust, dated May 15, 1995 (This
                        Exhibit is incorporated by reference from the Registrant's
                        Annual Report on Form 10-K for the year ended December 31,
                        1997.)

         10.10*         1985 Stock Option Plan, as amended to date

       10.22.1*         Stock Option Agreement under the Registrant's 1985 Stock
                        Option Plan dated as of October 16, 1995, between the Registrant and Russell Goldsmith (This Exhibit is incorporated by reference from the Registrant's Annual
                        Report on Form 10-K for the year ended December 31, 1995.)

       10.22.2*         Employment Agreement made as of July 15, 1998 by and between
                        Russell Goldsmith and the Registrant and City National Bank
                        (This Exhibit is incorporated by reference from the
                        Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

         10.24*         1995 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the
                        year ended December 31, 1995.)

       10.24.1*         Amended and Restated Section 2.8 of 1995 Omnibus Plan (This
                        Exhibit is incorporated by reference from the Registrant's
                        Annual Report on Form 10-K for the year ended December 31,
                        1997.)

         10.28          Lease dated September 30, 1996, between Citinational-Buckeye
                        Building Co. and City National Bank (This Exhibit is
                        incorporated by reference from the Registrant's Annual
                        Report on Form 10-K for the year ended December 31, 1997.)

         10.29*         1999 Omnibus Plan

         10.30*         1999 Variable Bonus Plan

         10.31*         City National Bank Executive Deferred Compensation Plan

         10.32*         Form of Change of Control Agreement for members of City
                        National Bank executive committee

         10.33*         Director Deferred Compensation Plan

          11.1          Earnings per share computation

            21          Subsidiaries of the Registrant

          23.1          Consent of KPMG LLP

            27          Financial Data Schedules

------------------------

*   Management contract or compensatory plan or arrangement

(b) During the calendar quarter ended December 31, 1999, the registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CITY NATIONAL CORPORATION
                                                       (Registrant)

                                                       By            /s/ RUSSELL D. GOLDSMITH
                                                            -----------------------------------------
                                                                      Russell D. Goldsmith,
                                                                     CHIEF EXECUTIVE OFFICER

March 22, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
              /s/ RUSSELL D. GOLDSMITH                 Vice Chairman/ Chief
     -------------------------------------------         Executive Officer and        March 22, 2000
 Russell D. Goldsmith (Principal Executive Officer)      Director

                 /s/ FRANK P. PEKNY                    Executive Vice President
     -------------------------------------------         and Chief Financial          March 22, 2000
    Frank P. Pekny (Principal Financial Officer)         Officer

                /s/ STEPHEN D. MCAVOY                  Controller
     -------------------------------------------                                      March 22, 2000
  Stephen D. McAvoy (Principal Accounting Officer)

                 /s/ BRAM GOLDSMITH                    Chairman of the Board and
     -------------------------------------------         Director                     March 22, 2000
                   Bram Goldsmith

              /s/ GEORGE H. BENTER, JR.                President and Director
     -------------------------------------------                                      March 22, 2000
                George H. Benter, Jr.

                /s/ RICHARD L. BLOCH                   Director
     -------------------------------------------                                      March 22, 2000
                  Richard L. Bloch

               /s/ STUART D. BUCHALTER                 Director
     -------------------------------------------                                      March 22, 2000
                 Stuart D. Buchalter

                  /s/ EZUNIAL BURTS                    Director
     -------------------------------------------                                      March 22, 2000
                    Ezunial Burts

                 /s/ BARRY M. MEYER                    Director
     -------------------------------------------                                      March 22, 2000
                   Barry M. Meyer

                /s/ MICHAEL L. MEYER                   Director
     -------------------------------------------                                      March 22, 2000
                  Michael L. Meyer

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
          /s/ CHARLES E. RICKERSHAUSER, JR.            Director
     -------------------------------------------                                      March 22, 2000
            Charles E. Rickershauser, Jr.

                 /s/ EDWARD SANDERS                    Director
     -------------------------------------------                                      March 22, 2000
                   Edward Sanders

              /s/ ANDREA L. VAN DE KAMP                Director
     -------------------------------------------                                      March 22, 2000
                Andrea L. Van de Kamp

                 /s/ KENNETH ZIFFREN                   Director
     -------------------------------------------                                      March 22, 2000
                   Kenneth Ziffren

                              FINANCIAL HIGHLIGHTS

                                                                                        INCREASE
                                                                                       (DECREASE)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                1999         1998        AMOUNT
------------------------------------------------             ----------   ----------   ----------
FOR THE YEAR
  Net income...............................................  $  108,107   $   96,228    $ 11,879
  Net income per common share, basic.......................        2.37         2.08        0.29
  Net income per common share, diluted.....................        2.30         2.00        0.30
  Dividends, per common share..............................        0.66         0.56        0.10

AT YEAR END
  Assets...................................................  $7,213,619   $6,427,781    $785,838
  Deposits.................................................   5,669,409    4,887,402     782,007
  Loans....................................................   5,490,669    4,530,427     960,242
  Securities...............................................   1,102,092    1,012,526      89,566
  Shareholders' equity.....................................     571,646      561,803       9,843
  Book value per share.....................................       12.58        12.21        0.37

AVERAGE BALANCES
  Assets...................................................  $6,488,834   $5,633,829    $855,005
  Deposits.................................................   4,809,800    4,267,602     542,198
  Loans....................................................   4,822,254    4,213,853     608,401
  Securities...............................................   1,050,716      842,346     208,370
  Shareholders' equity.....................................     564,091      538,426      25,665

SELECTED RATIOS
  Return on average assets.................................        1.67%        1.71%      (0.04)%
  Return on average shareholders' equity...................       19.16        17.87        1.29
  Tier 1 leverage..........................................        6.73         7.99       (1.26)
  Tier 1 risk-based capital................................        7.88         9.43       (1.55)
  Total risk-based capital.................................       11.21        13.20       (1.99)
  Dividend payout ratio, per share.........................       27.91        27.06        0.85
  Net interest margin......................................        5.56         5.86       (0.30)
  Efficiency ratio.........................................       57.58        56.87        0.71

                         SELECTED FINANCIAL INFORMATION

                                                                   AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)              1999         1998         1997         1996         1995
---------------------------------------------           ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
  Interest income.....................................  $  470,446   $  423,949   $  357,996   $  282,123   $  217,594
  Interest expense....................................     148,441      130,278      104,328       82,389       55,331
                                                        ----------   ----------   ----------   ----------   ----------
  Net interest income.................................     322,005      293,671      253,668      199,734      162,263
  Provision for credit losses.........................          --           --           --           --           --
  Noninterest income..................................      87,212       67,684       53,418       43,995       34,566
  Noninterest expense.................................     241,803      211,331      181,757      144,595      118,076
                                                        ----------   ----------   ----------   ----------   ----------
  Income before taxes.................................     167,414      150,024      125,329       99,134       78,753
  Income taxes........................................      59,307       53,796       45,196       32,571       29,961
                                                        ----------   ----------   ----------   ----------   ----------
    Net income........................................  $  108,107   $   96,228   $   80,133   $   66,563   $   48,792
                                                        ==========   ==========   ==========   ==========   ==========

PER SHARE DATA:
  Net income per share, basic.........................  $     2.37   $     2.08   $     1.74   $     1.52   $     1.08
  Net income per share, diluted.......................        2.30         2.00         1.68         1.47         1.06
  Cash dividends declared.............................        0.66         0.56         0.44         0.36         0.26
  Book value per share................................       12.58        12.21        11.03         9.13         8.19
  Shares used to compute net income per share,
    basic.............................................      45,683       46,357       46,018       43,888       45,198
  Shares used to compute net income per share,
    diluted...........................................      46,938       48,141       47,809       45,146       45,886

BALANCE SHEET DATA--AT PERIOD END:
  Assets..............................................  $7,213,619   $6,427,781   $5,252,032   $4,216,496   $4,157,551
  Loans...............................................   5,490,669    4,530,427    3,825,224    2,839,435    2,346,611
  Securities..........................................   1,102,092    1,012,526      833,122      811,092      975,407
  Interest-earning assets.............................   6,677,475    5,982,968    4,838,926    3,844,834    3,784,245
  Deposits............................................   5,669,409    4,887,402    4,228,348    3,386,523    3,248,035
  Shareholders' equity................................     571,646      561,803      508,670      400,747      366,957

BALANCE SHEET DATA--AVERAGE BALANCES:
  Assets..............................................  $6,488,834   $5,633,829   $4,703,886   $3,821,314   $2,849,807
  Loans...............................................   4,822,254    4,213,853    3,387,784    2,539,323    1,758,671
  Securities..........................................   1,050,716      842,346      829,557      839,564      705,122
  Interest-earning assets.............................   5,985,018    5,187,897    4,290,453    3,505,422    2,624,436
  Deposits............................................   4,809,800    4,267,602    3,614,068    2,871,870    2,062,412
  Shareholders' equity................................     564,091      538,426      472,843      373,491      350,551

ASSET QUALITY:
  Nonaccrual loans....................................  $   25,288   $   23,138   $   27,566   $   41,543   $   48,124
  ORE.................................................       1,413        3,480        2,126       15,116        7,439
                                                        ----------   ----------   ----------   ----------   ----------
    Total nonaccrual loans and ORE....................  $   26,701   $   26,618   $   29,692   $   56,659   $   55,563
                                                        ==========   ==========   ==========   ==========   ==========

PERFORMANCE RATIOS:
  Return on average assets............................        1.67%        1.71%        1.70%        1.74%        1.71%
  Return on average shareholders' equity..............       19.16        17.87        16.95        17.82        13.92
  Net interest spread.................................        4.12         4.27         4.64         4.47         4.84
  Net interest margin.................................        5.56         5.86         6.13         5.87         6.26
  Average shareholders' equity to average assets......        8.69         9.56        10.05         9.77        12.30

ASSET QUALITY RATIOS:
  Nonaccrual loans to total loans.....................        0.46%        0.51%        0.72%        1.46%        2.05%
  Nonaccrual loans and ORE to total loans and ORE.....        0.49         0.59         0.78         1.98         2.36
  Allowance for credit losses to total loans..........        2.44         2.99         3.60         4.58         5.60
  Allowance for credit losses to nonaccrual loans.....      530.20       584.92       499.75       313.14       273.28
  Net (charge-offs) recoveries to average loans.......       (0.10)       (0.12)        0.02        (0.06)        0.40

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

    The Corporation is the holding company for the Bank. In light of the fact that the Bank comprises substantially all of the business of the Corporation, references to the "Company" mean the Corporation and the Bank together.

    See "Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995," on pages A-28 and A-29 in connection with "forward looking" statements included in this report.

    The Company regularly evaluates, and holds discussions with, various potential acquisition candidates. Since December 31, 1997, the Company has acquired four financial institutions. Most recently on February 29, 2000, the Company acquired Pacific Bank. In that transaction, Pacific Bank merged into the Bank, and the Corporation paid consideration equal to $145.2 million (including the consideration for stock options), 47.0% of which was paid in the Corporation's common stock and 53.0% of which was paid in cash. The transaction was accounted for as a purchase. Pacific Bank had total assets, loans, and deposits of $782.0 million, $488.0 million, and $702.0 million, respectively, at the date of acquisition. The acquisition will result in goodwill and intangibles upon the final valuation of the purchase.

    On August 27, 1999, the Company completed its acquisition of APSB. The total purchase price was $90.4 million in an all cash transaction accounted for as a purchase. APSB had total assets, loans, and deposits of $450.0 million, $255.0 million, and $411.0 million, respectively, at the date of acquisition. The acquisition of APSB resulted in the recording of goodwill and intangibles of approximately $62.8 million.

    On December 31, 1998, the Company completed its acquisition of NATC for $11.5 million in an all cash transaction. NATC had approximately $4.0 billion in total assets under management or administration. The acquisition resulted in goodwill of approximately $11.4 million.

    On January 9, 1998, the Company completed its acquisition of HB. The total purchase price was approximately $34.5 million. The Corporation issued approximately 540,000 shares, primarily from treasury, with an aggregate market value of $17.9 million and paid the remainder in cash in a transaction accounted as a purchase. HB had total assets, loans, and deposits of $241.8 million, $152.8 million, and $221.3 million, respectively, as of December 31, 1997. The acquisition of HB resulted in the recording of goodwill and intangibles of approximately $23.9 million.

    Consolidated net income for 1999 was $108.1 million, or $2.30 per diluted common share, compared with $96.2 million, or $2.00 per diluted common share in 1998. The increase in net income reflects the growth in the Company's loans and deposits during 1999 including the impact from the acquisition of NATC in December 1998 and APSB in August 1999. Net interest income on a fully taxable-equivalent basis for 1999 increased $28.4 million over 1998. Noninterest income increased $19.5 million compared with 1998. Partially offsetting these increases was a $30.5 million increase in noninterest expense over the 1998 period.

    The return on average assets was 1.67%, and the return on average shareholders' equity was 19.16%, compared with 1.71% and 17.87%, respectively, in 1998.

    Earnings before the amortization of goodwill and core deposit intangibles (net of applicable taxes) ("cash" earnings) for the year ended December 31, 1999 were $115.4 million, or $2.46 per diluted common share, compared with $101.7 million, or $2.11 per diluted common share for the year ended
December 31, 1998. On the same basis, the return on average assets was 1.80% and the return on average shareholders' equity was 23.98%, compared with 1.82% and 20.98%, respectively, in 1998. "Cash" income is presented because it measures the Company's ability to support growth, pay dividends, and repurchase stock. The Company's "cash" income per share and other ratios are not necessarily comparable to similarly titled measures reported by other companies.

    Average assets increased to $6,488.8 million in 1999 from $5,633.8 million in 1998, an increase of $855.0 million, or 15.2%, primarily due to increased average loans and the acquisition of APSB. Total average loans increased
$608.4 million, or 14.4%, between 1999 and 1998 largely due to increases in internal loan origination of commercial, mortgage, and construction loans. Other contributors to this increase included $255.0 million in loans from the APSB acquisition and a $29.5 million increase in commercial non-relationship syndicated loans. Average core deposits (checking, savings and money market accounts, and time certificates of deposit in denominations less than $100,000) increased $374.5 million, or 10.7%, to $3,881.1 million in 1999 from $3,506.6 million in 1998. Included in this was the average impact of acquiring approximately $300.0 million in core deposits as part of the acquisition of APSB.

    The dollar amount of nonaccrual loans increased to $25.3 million at December 31, 1999 compared with $23.1 million a year earlier, but decreased as a percent of total loans to 0.46% at December 31, 1999 from 0.51% at December 1998. ORE totaled $1.4 million at year-end, down from $3.5 million a year earlier.

    The allowance for credit losses at December 31, 1999 was $134.1 million, or 2.44% of loans outstanding at year-end. Net charge-offs totaled $4.7 million in 1999 compared with $5.2 million in 1998. Based on its review of the loan portfolio, management considers the allowance for credit losses to be adequate.

    On July 29, 1999, the Corporation announced a program for the repurchase of up to 1.0 million shares of its common stock. At December 31, 1999, a total of 280,800 shares had been repurchased at a cost of $9.3 million, or an average price of $33.10 per share. Also in July, the Corporation completed a
1.0 million common shares stock buyback program announced on September 8, 1998 at a cost of $32.2 million, or an average price of $32.18 per share.

    The Corporation paid dividends of $0.66 per share of common stock in 1999 and $0.56 per share of common stock in 1998. On January 26, 2000, the Board of Directors authorized a regular quarterly cash dividend on common stock at a rate of $0.175 per share to shareholders of record on February 9, 2000 payable on February 22, 2000. This reflects a 6.0% increase over the quarterly dividend paid in 1999.

RESULTS OF OPERATIONS
OPERATIONS SUMMARY

                                                 INCREASE                         INCREASE
                                   YEAR         (DECREASE)          YEAR         (DECREASE)           YEAR ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS             ENDED     -------------------    ENDED     -------------------   ------------------------------
EXCEPT PER SHARE AMOUNTS)          1999      AMOUNT       %         1998      AMOUNT       %         1997       1996       1995
-------------------------        --------   --------   --------   --------   --------   --------   --------   --------   --------
Interest income (1)............  $481,113   $46,601       11      $434,512   $67,007       18      $367,505   $288,049   $219,626
Interest expense...............   148,441    18,163       14       130,278    25,950       25       104,328     82,389     55,331
                                 --------   -------               --------   -------               --------   --------   --------
Net interest income............   332,672    28,438        9       304,234    41,057       16       263,177    205,660    164,295
Provision for credit losses....        --        --       --            --        --       --            --         --         --
Noninterest income.............    87,212    19,528       29        67,684    14,266       27        53,418     43,995     34,566
Noninterest expense:
  Staff expense................   133,935    18,970       17       114,965    17,331       18        97,634     77,011     65,375
  Other expense................   107,868    11,502       12        96,366    12,243       15        84,123     67,584     52,701
                                 --------   -------               --------   -------               --------   --------   --------
    Total......................   241,803    30,472       14       211,331    29,574       16       181,757    144,595    118,076
                                 --------   -------               --------   -------               --------   --------   --------
Income before income taxes.....   178,081    17,494       11       160,587    25,749       19       134,838    105,060     80,785
Income taxes...................    59,307     5,511       10        53,796     8,600       19        45,196     32,571     29,961
Less: adjustments (1)..........    10,667       104        1        10,563     1,054       11         9,509      5,926      2,032
                                 --------   -------               --------   -------               --------   --------   --------
    Net income.................  $108,107   $11,879       12      $ 96,228   $16,095       20      $ 80,133   $ 66,563   $ 48,792
                                 ========   =======               ========   =======               ========   ========   ========
    Net income per share,
      diluted..................  $   2.30   $  0.30       15      $   2.00   $  0.32       19      $   1.68   $   1.47   $   1.06
                                 ========   =======               ========   =======               ========   ========   ========

------------------------

(1) Includes amounts to convert nontaxable income to a fully taxable-equivalent yield.

NET INTEREST INCOME

    Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.

    Net interest income is impacted by the volume and rate of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income between 1999 and 1998 as well as between 1998 and 1997 broken down between volume and rate.

                         CHANGES IN NET INTEREST INCOME

                                               1999 VS 1998                       1998 VS 1997
                                     --------------------------------   --------------------------------
                                     INCREASE (DECREASE)                INCREASE (DECREASE)
                                           DUE TO             NET             DUE TO             NET
(DOLLARS IN THOUSANDS--FULLY         -------------------    INCREASE    -------------------    INCREASE
TAXABLE-EQUIVALENT BASIS)             VOLUME      RATE     (DECREASE)    VOLUME      RATE     (DECREASE)
-----------------------------------  --------   --------   ----------   --------   --------   ----------
Interest earned on:
Interest-bearing deposits in other
  banks............................  $  (272)   $   (263)   $   (535)   $   404    $     32     $   436
Loans..............................   51,535     (16,141)     35,394     72,739     (10,111)     62,628
Securities available for sale......   13,957      (1,113)     12,844        913         543       1,456
Trading account securities.........      572        (597)        (25)       473        (143)        330
Federal funds sold and securities
  purchased under resale
  agreements.......................   (1,155)         78      (1,077)     2,239         (82)      2,157
                                     -------    --------    --------    -------    --------     -------
  Total interest-earning assets....   64,637     (18,036)     46,601     76,768      (9,761)     67,007
                                     -------    --------    --------    -------    --------     -------
Interest paid on:
Interest checking..................      239      (1,925)     (1,686)       183        (109)         74
Money market deposits..............    2,909        (542)      2,367      2,863         160       3,023
Savings deposits...................    1,168         212       1,380         19         447         466
Other time deposits................    8,371      (4,455)      3,916     10,691        (306)     10,385
Other borrowings...................   15,330      (3,144)     12,186     11,372         630      12,002
                                     -------    --------    --------    -------    --------     -------
  Total interest-bearing
    liabilities....................   28,017      (9,854)     18,163     25,128         822      25,950
                                     -------    --------    --------    -------    --------     -------
                                     $36,620    $ (8,182)   $ 28,438    $51,640    $(10,583)    $41,057
                                     =======    ========    ========    =======    ========     =======

    Taxable-equivalent net interest income totaled $332.7 million in 1999, an increase of $28.4 million, or 9.3%, from 1998. The increase in net interest income was due to a $797.1 million, or 15.4%, increase in average total interest-earning assets and a $374.5 million increase in average core deposits, offset by the decrease in the net interest margin.

    Average loans increased to $4,822.3 million in 1999 from $4,213.9 million in 1998, an increase of $608.4 million, or 14.4%. This increase is primarily due to higher internal loan origination activity, the acquisition of APSB and, to a lesser extent, the purchase of syndicated corporate loans. The Company's syndicated loan portfolio has added to the geographical and industry diversification of the loan portfolio. However, due, in part, to the increase in, and management's preference for, relationship lending, management in the latter part of 1999 decided to slow the rate of growth of this type of lending. Average commercial loans were up $374.3 million, or 17.1%, including a $29.5 million increase in syndicated loans during the year. Average residential first mortgage loans increased $40.6 million, or 3.9%, due to continued strong loan demands for fixed rate mortgages. Average real estate mortgage loans increased $95.6 million, or 12.7%, primarily due to the impact of the APSB acquisition. Average real estate construction loans increased $96.3 million or, 50.2%, due to the Company's emphasis in this area.

    Average total securities increased $208.4 million, or 24.7%, between 1998 and 1999 from investing excess deposit and borrowing growth which were not yet needed to fund loan growth.

    Average interest-bearing core deposits increased to $1,804.2 million in 1999 from $1,648.6 million in 1998, an increase of $155.6 million, or 9.4%. Average time deposits in denominations of $100,000 or more increased $167.6 million or, 22.0%, between 1998 and 1999. Average noninterest-bearing deposits increased to $2,076.9 million in 1999 from $1,858.0 million in 1998, an increase of $218.9 million, or 11.8%. These increases resulted from the Company's increased marketing efforts, the nature of the Company's relationship business which allows customers to maintain balances as compensation for banking services, as well as from the acquisition of APSB.

    For 1999, the net interest margin was 5.56% compared with 5.86% in 1998. The combination of strong growth in earning assets, which outpaced growth in lower cost core deposits, and a slightly lower average prime rate in 1999 contributed to the slight narrowing in the net interest margin. Much of the growth in average loans over the last two years was due to the strong Southern California economy from which substantially all the Company's loans are derived. At the same time, the competitive environment for loans within the Company's market has resulted in increasingly competitive pricing. To the extent such competitive activity continues in 2000, the Company's net interest margin could decline.

    Taxable-equivalent net interest income totaled $304.2 million in 1998, up $41.1 million, or 15.6%, from 1997. The increase from 1997 to 1998 was due to a $897.4 million, or 20.9%, increase in average total interest-earning assets, offset by a decrease in the net interest margin to 5.86% from 6.13%.

    Average loans increased to $4,213.9 million in 1998 from $3,387.8 million in 1997, an increase of $826.1 million, or 24.4%. The majority of this increase reflects higher average commercial loans outstanding, up $562.5 million, or 34.6%. This increase resulted from the Company's increased marketing efforts, including the formation of several specialized industry teams in 1998, the expansion of the media-communications group, the acquisition of HB, and participations in domestic bank non-relationship syndicated loans. Average residential first mortgage loans increased $86.6 million, or 9.2%, due to continued strong internal loan originations, primarily of fixed rate mortgages. Average real estate construction loans increased $63.9 million, or 50.0%, due to the Company's emphasis in this area. Average real estate mortgage loans increased $108.1 million, or 16.7%, primarily due to the impact of the acquisition of HB.

    Average total investment securities and securities available-for-sale increased $12.8 million, or 1.5%, between 1997 and 1998 from investing excess deposit and borrowing growth which were not yet needed to fund loan growth.

    Average noninterest-bearing deposits increased to $1,858.0 million in 1998 from $1,522.7 million in 1997, an increase of $335.2 million, or 22.0%, while average interest-bearing core deposits increased to $1,648.6 million in 1998 from $1,556.9 million in 1997, an increase of $91.7 million, or 5.9%. Average time deposits in denominations of $100,000 or more increased $226.6 million, or 42.4%, between 1997 and 1998. These increases resulted from the Company's increased marketing efforts, as well as from the acquisition of HB.

    The following table shows average balances and interest rates for the last five years.

                          NET INTEREST INCOME SUMMARY

                                                               1999                                 1998
                                                ----------------------------------   ----------------------------------
                                                              INTEREST    AVERAGE                  INTEREST    AVERAGE
                                                 AVERAGE      INCOME/     INTEREST    AVERAGE      INCOME/     INTEREST
(DOLLARS IN THOUSANDS)                           BALANCE     EXPENSE(1)     RATE      BALANCE     EXPENSE(1)     RATE
----------------------                          ----------   ----------   --------   ----------   ----------   --------
ASSETS
  Interest-earning assets(2)
    Loans
      Commercial..............................  $2,560,701    $219,460      8.57%    $2,186,395    $195,288      8.93%
      Residential first mortgages.............   1,069,522      77,330      7.23      1,028,966      76,874      7.47
      Real estate construction................     288,084      27,496      9.54        191,782      20,874     10.88
      Real estate mortgages...................     851,396      75,956      8.92        755,752      71,976      9.52
      Installment.............................      52,551       5,208      9.91         50,958       5,044      9.90
                                                ----------    --------               ----------    --------
      Total loans(3)..........................   4,822,254     405,450      8.41      4,213,853     370,056      8.78
    State and municipal investment
      securities..............................          --          --        --        103,491       7,044      6.81
    Taxable investment securities.............          --          --        --        100,350       6,260      6.24
    Securities available-for-sale.............   1,050,716      70,205      6.68        638,505      44,057      6.90
    Federal funds sold and securities
      purchased under resale agreements.......      44,637       2,381      5.33         66,379       3,458      5.21
    Trading account securities................      67,411       3,077      4.56         65,319       3,637      5.57
                                                ----------    --------               ----------    --------
      Total interest-earning assets...........   5,985,018     481,113      8.04      5,187,897     434,512      8.38
                                                              --------                             --------
    Allowance for credit losses...............    (139,973)                            (137,257)
    Cash and due from banks...................     295,432                              310,201
    Other nonearning assets...................     348,357                              272,988
                                                ----------                           ----------
      Total assets............................  $6,488,834                           $5,633,829
                                                ==========                           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits
    Interest checking accounts................  $  411,350       2,065      0.50     $  385,075       3,751      0.97
    Money market accounts.....................     989,888      29,385      2.97        892,765      27,018      3.03
    Savings deposits..........................     200,579       7,547      3.76        169,606       6,167      3.64
    Time deposits--under $100,000.............     202,387       9,658      4.77        201,152      10,428      5.18
    Time deposits--$100,000 and over..........     928,692      44,559      4.80        761,048      39,873      5.24
                                                ----------    --------               ----------    --------
      Total interest-bearing deposits.........   2,732,896      93,214      3.41      2,409,646      87,237      3.62
    Federal funds purchased and securities
      sold under repurchase agreements........     232,350      11,019      4.74        209,982      10,821      5.15
    Other borrowings..........................     818,809      44,208      5.40        553,153      32,220      5.82
                                                ----------    --------               ----------    --------
      Total interest-bearing liabilities......   3,784,055     148,441      3.92      3,172,781     130,278      4.11
                                                              --------                             --------
  Noninterest-bearing deposits................   2,076,904                            1,857,956
  Other liabilities...........................      63,784                               64,666
  Shareholders' equity........................     564,091                              538,426
                                                ----------                           ----------
      Total liabilities and shareholders'
        equity................................  $6,488,834                           $5,633,829
                                                ==========                           ==========
Net interest spread...........................                              4.12%                                4.27%
                                                                            ====                                =====
Fully taxable-equivalent net interest
  income......................................                $332,672                             $304,234
                                                              ========                             ========
Net interest margin...........................                              5.56%                                5.86%
                                                                            ====                                =====

------------------------------

(1) Fully taxable-equivalent basis. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

(2) Includes average nonaccrual loans of $22,676 and $32,140 for 1999 and 1998, respectively.

(3) Loan income includes loan fees of $17,662 and $12,185 for 1999 and 1998, respectively.

                    1997                                       1996                                 1995
---------------------------------------------   ----------------------------------   ----------------------------------
                         INTEREST    AVERAGE                  INTEREST    AVERAGE                  INTEREST    AVERAGE
       AVERAGE           INCOME/     INTEREST    AVERAGE      INCOME/     INTEREST    AVERAGE      INCOME/     INTEREST
       BALANCE          EXPENSE(1)     RATE      BALANCE     EXPENSE(1)     RATE      BALANCE     EXPENSE(1)     RATE
---------------------   ----------   --------   ----------   ----------   --------   ----------   ----------   --------

     $1,623,851          $150,528      9.27%    $1,123,819    $101,039      8.99%    $  874,875    $ 88,629     10.13%
        942,381            73,199      7.77        783,648      62,293      7.95        375,932      29,454      7.83
        127,867            15,004     11.73         88,498      10,295     11.63         49,160       6,168     12.55
        647,658            63,662      9.83        509,565      49,452      9.70        423,462      42,297      9.99
         46,027             5,035     10.94         33,793       3,615     10.70         35,242       3,570     10.13
     ----------          --------               ----------    --------               ----------    --------
      3,387,784           307,428      9.07      2,539,323     226,694      8.93      1,758,671     170,118      9.67
        105,325             7,400      7.03         57,461       4,061      7.07         23,793       1,717      7.22
        117,874             7,683      6.52        116,970       7,457      6.38        516,495      27,709      5.36
        606,358            40,822      6.73        665,133      42,841      6.44        164,834      10,519      6.38

         23,485             1,301      5.54         64,230       3,562      5.55        116,387       7,013      6.03
         49,627             2,871      5.79         62,305       3,434      5.51         44,256       2,550      5.76
     ----------          --------               ----------    --------               ----------    --------
      4,290,453           367,505      8.57      3,505,422     288,049      8.22      2,624,436     219,626      8.37
                         --------                             --------                             --------
       (136,587)                                  (129,788)                            (110,570)
        327,013                                    284,331                              239,032
        223,007                                    161,349                               96,909
     ----------                                 ----------                           ----------
     $4,703,886                                 $3,821,314                           $2,849,807
     ==========                                 ==========                           ==========

     $  366,997             3,677      1.00     $  316,146       2,925      0.93     $  268,593       2,638      0.98
        797,902            23,995      3.01        726,942      21,589      2.97        595,467      16,892      2.84
        169,030             5,701      3.37        132,591       4,450      3.36         79,391       1,564      1.97
        222,972            11,414      5.12        139,572       7,196      5.16         80,341       3,826      4.76
        534,431            28,502      5.33        363,659      18,596      5.11        140,020       7,119      5.08
     ----------          --------               ----------    --------               ----------    --------
      2,091,332            73,289      3.50      1,678,910      54,756      3.26      1,163,812      32,039      2.75

        222,617            11,731      5.27        253,853      12,835      5.06        287,015      16,404      5.72
        338,930            19,308      5.70        265,638      14,798      5.57        114,865       6,888      6.00
     ----------          --------               ----------    --------               ----------    --------
      2,652,879           104,328      3.93      2,198,401      82,389      3.75      1,565,692      55,331      3.53
                         --------                             --------                             --------
      1,522,736                                  1,192,960                              898,600
         55,428                                     56,462                               34,964
        472,843                                    373,491                              350,551
     ----------                                 ----------                           ----------
     $4,703,886                                 $3,821,314                           $2,849,807
     ==========                                 ==========                           ==========
                                       4.64%                                4.47%                                4.84%
                         $263,177                             $205,660                             $164,295
                         ========                             ========                             ========
                                       6.13%                                5.87%                                6.26%
                                      =====                                =====                                =====

PROVISION FOR CREDIT LOSSES

    The provision for credit losses charged to earnings reflects management's judgment of the adequacy of the allowance for credit losses and is determined through periodic analysis of the loan portfolio.

    Since 1994, the Company has not recorded a provision for credit losses. In 1999 and 1998, net charge-offs totaled $4.7 million and $5.2 million compared with net recoveries in 1997 of $0.7 million. The Company did not record a provision for credit losses for the last five years because of the combination of loan growth, low net charge-offs, a change in the risk profile of the loan portfolio, 21.4% of which now consists of residential first mortgages, the continued reduction in problem loans, and the improvement of the Southern California economy. See "--Balance Sheet Analysis--Asset Quality--Allowance for Credit Losses."

NONINTEREST INCOME

    Noninterest income represented 21.3% of total revenues in 1999, as compared with 18.7% and 17.4% in 1998 and 1997, respectively. That increase resulted from implementing management's plan to increase the Company's noninterest income primarily by enhancing and adding to the products offered by the Bank's City National Investments division and expanding the international division.

    Noninterest income in 1999 totaled $87.2 million, up $19.5 million, or 28.8%, from 1998 which was up $14.3 million, or 26.8%, from 1997. A breakdown of noninterest income by category is reflected below.

                   ANALYSIS OF CHANGES IN NONINTEREST INCOME

                                                             INCREASE                         INCREASE
                                                            (DECREASE)                       (DECREASE)
                                                        -------------------              -------------------
(DOLLARS IN MILLIONS)                          1999      AMOUNT       %         1998      AMOUNT       %         1997
---------------------                        --------   --------   --------   --------   --------   --------   --------
Service charges on deposit accounts........   $18.1      $ 0.7        4.0      $17.4      $ 3.1      21.7       $14.3
Investment services........................    19.8        3.5       21.5       16.3        3.1      23.5        13.2
Trust fees.................................    18.1        8.7       92.6        9.4        1.1      13.3         8.3
International services.....................    10.0        1.9       23.5        8.1        0.8      11.0         7.3
Bank owned life insurance..................     2.3        0.2        9.5        2.1        2.1        --          --
Gain on sale of loans and assets...........     2.1        0.3       16.7        1.8        0.2      12.5         1.6
Gain (loss) on sale of securities..........     3.7        0.6       19.4        3.1        4.1       N/M        (1.0)
All other income...........................    13.1        3.6       37.9        9.5       (0.2)     (2.1)        9.7
                                              -----      -----                 -----      -----                 -----
    Total..................................   $87.2      $19.5       28.8      $67.7      $14.3      26.8       $53.4
                                              =====      =====       ====      =====      =====       ===       =====

    Service charges on deposit accounts increased $0.7 million, or 4.0%, compared with a 21.7% increase in 1998. The increase in 1999 was the result of the acquisition of APSB in August 1999 and strong growth in deposits, albeit at a slower rate than in 1998 over 1997. The increase in 1998 was the result of strong deposit growth, the acquisition of HB in the beginning of the year, and higher service charge rates. Service charges on deposit accounts are expected to increase in 2000 primarily as a result of continued deposit growth and the acquisition of Pacific Bank. Service charges on deposit accounts are lower than for many peers, in part, because of the relatively high level of deposit balances maintained by many of the Bank's clients in lieu of paying fees for banking services.

    Investment services income, which includes fees, commissions and markups on securities transactions with clients, and fees on money market mutual funds, increased in 1999, compared with 1998, by $3.5 million, or 21.5%, primarily due to client acceptance of new investment products and an increased customer base partially due to the acquisition of NATC. Through the acquisition of NATC, City National Investments was able to introduce mutual funds and enhanced 401(k) plans to its products and extend its client base outside the state of California. Trust fees increased by $8.7 million, or 92.6%, from 1998 to 1999 due to the acquisition of NATC and an increased number of affluent clients. The increase in investment services income and trust fees from 1997 to 1998 was attributable to new investment products and an increase in affluent clients. At December 31, 1999, the Company had approximately $14.1 billion of assets, including $2.2 billion in money market funds, under custody or management in City National Investments, compared with $14.9 billion at December 31, 1998. Investment services income and trust fees are expected to increase in 2000 primarily due to the acquisition of Pacific Bank, which had a trust department, and continued emphasis on developing and marketing new products in these areas. In early 2000, City National Investments expanded the mutual funds offered and in the second quarter of 2000 will further enhance its 401(k) plan products by offering on-line access.

    International fee income increased $1.9 million, or 23.5%, from 1998 to 1999, and $0.8 million, or 11.0%, from 1997 to 1998, due to an increased customer base. International income is expected to increase in 2000, partially due to the acquisition of the Pacific Bank which also operated an international division. In 1998, the Company purchased bank owned life insurance policies on certain of its officers, which generated $2.3 million and $2.1 million of income for 1999 and 1998, respectively.

    Gains on the sale of securities available-for-sale in 1999 totaled
$3.7 million compared with $3.1 million in gains for 1998 and $1.0 million in losses for 1997.

NONINTEREST EXPENSE

    Noninterest expense in 1999 increased 14.4% over 1998 which had increased 16.2% over 1997. The increase over the period primarily reflects increased salaries and employee benefits mostly due to the increased staff levels from five acquisitions completed over the three year period and, to a lesser extent, staff increases in information systems and cash management. During 1999, the Company implemented its on-line banking platform, City National eLink, which will be expanded in 2000 to include cash management and on-line brokerage. The Company also will incur additional expenses in 2000 as a result of the Pacific Bank acquisition and management's focus on building staff levels to serve the growth industries in the Company's marketplace, including the high technology area. The Company intends to expand its high technology division by opening a new banking office in Palo Alto, California during the third quarter of 2000.

    Noninterest expense totaled $241.8 million in 1999, up $30.5 million, or 14.4%, from 1998 which was up $29.5 million, or 16.2%, from 1997. A breakdown of noninterest expense by category is reflected below.

                   ANALYSIS OF CHANGES IN NONINTEREST EXPENSE

                                                         INCREASE                         INCREASE
                                                        (DECREASE)                       (DECREASE)
                                                    -------------------              -------------------
(DOLLARS IN MILLIONS)                      1999      AMOUNT       %         1998      AMOUNT       %         1997
---------------------                    --------   --------   --------   --------   --------   --------   --------
Salaries and employee benefits.........   $133.9     $18.9       16.4      $115.0     $17.4       17.8      $ 97.6
                                          ------     -----      -----      ------     -----      -----      ------

All Other:
  Professional.........................   $ 20.8     $(2.6)     (11.1)     $ 23.4     $ 5.5       30.7      $ 17.9
  Net occupancy of premises............     19.0       4.8       33.8        14.2       2.1       17.4        12.1
  Information services.................     12.3       3.5       39.8         8.8      (3.9)     (30.7)       12.7
  Marketing and advertising............     10.4       0.1        1.0        10.3       2.3       28.8         8.0
  Depreciation.........................     11.2       2.4       27.3         8.8       2.7       44.3         6.1
  Office services......................      8.2       0.9       12.3         7.3        --         --         7.3
  Amortization of goodwill and core
    deposit intangibles................      9.3       2.4       34.8         6.9       1.3       23.2         5.6
  Equipment............................      2.2      (0.1)      (4.3)        2.3      (0.2)      (8.0)        2.5
  Other operating......................     14.5       0.2        1.4        14.3       2.3       19.2        12.0
                                          ------     -----      -----      ------     -----      -----      ------
    Total all other....................    107.9      11.6       12.0        96.3      12.1       14.4        84.2
                                          ------     -----      -----      ------     -----      -----      ------
      Total............................   $241.8     $30.5       14.4      $211.3     $29.5       16.2      $181.8
                                          ======     =====      =====      ======     =====      =====      ======

    Salaries and employee benefit expense increased 16.4% in 1999 compared with a 17.8% increase in 1998. The increase in 1999 and 1998 is the result of the additional personnel that joined the Company as a result of the acquisitions, the hiring of new personnel in the Company's expansion efforts, and higher costs associated with performance incentives and contributions to the City National Corporation Profit Sharing Plan. On a full-time equivalent basis, staff levels have increased to 1,874 at December 31, 1999 from 1,670 at December 31, 1998. Staff levels are expected to increase in 2000, in part, due to the acquisition of Pacific Bank.

    The remaining expense categories increased $11.6 million, or 12.0%, between 1998 and 1999. The decrease in professional expense resulted primarily from lower consulting expense due to completed productivity and revenue enhancement projects. Marketing and advertising expense increased slightly as the Company continued its marketing and advertising program to increase the Company's visibility. The Company intends to continue to use marketing and advertising as it expands its market areas and share. The increase in depreciation expense resulted from the Company's capital expenditures during 1999 of $17.8 million for premises and technology equipment upgrades. The increase in information services in 1999 relates to the growth of the Company and increased expenses relating to Year 2000 readiness. Amortization of goodwill and core deposit intangibles increased $2.4 million due to the acquisition of APSB and NATC. Other expense in 1999 includes $1.2 million of integration expenses relating to APSB, of which $0.64 million was paid in 1999 and $0.56 million was paid in the first quarter of 2000.

    The remaining expense categories increased $12.1 million, or 14.4%, between 1997 and 1998. The increase in professional expense resulted primarily from higher customer service expense on increased deposits. Marketing and advertising expense grew as the Company expanded its marketing and advertising program. The increase in depreciation expense resulted from the Company's capital expenditures during 1998 of $18.0 million for premises and technology equipment. The decrease in information services in 1998 relates to the absence of costs incurred in 1997 for data processing conversions and the buyout of the Company's former data processing contract. Amortization of goodwill and core deposit intangibles increased $1.3 million due to the acquisition of HB. Other expense in 1998 includes a $0.8 million charge for NATC integration expenses, of which $0.6 million was paid in 1998 and $0.2 million was paid during the first half of 1999. The remaining other increases resulted from the acquisition of HB, higher operating losses, and other factors.

    During 1999, the Company completed the process of preparing for the Year 2000 date change. This process involved identifying and remediating date recognition problems in computer systems, software, other operating equipment and facilities, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, the Company has successfully managed the transition.

    Although considered unlikely, unanticipated problems in the Company's business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate systems problems and develop contingency plans. Management will continue to monitor all business processes, including interaction with the Company's customers, vendors, and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

    In 1999, approximately $2.4 million was directly and indirectly expensed on Year 2000 matters compared with $1.7 million in 1998. This amount excludes hardware and software that was replaced in the normal course of business. Total direct and indirect expenses related to Year 2000 matters are expected to be approximately $0.1 million in 2000.

INCOME TAXES

    The 1999 effective tax rate was 35.4% compared with 35.9% in 1998 and 36.1% in 1997. The effective rates differed from the applicable statutory federal tax rate due to various factors including state taxes, tax exempt income including interest on bank owned life insurance, and amortization of nondeductible goodwill.

    The amortization of nondeductible goodwill will continue to adversely affect the Company's effective tax rate in 2000. However, the Company's tax rate will continue to benefit from state tax credits received as an incentive for making or renewing loans in certain designated areas in and around its market areas, investments in municipal securities and leases, bank owned life insurance, the dividends received deduction for preferred stock, tax credits from investments in low income housing, and other tax-advantaged business strategies.

BALANCE SHEET ANALYSIS

CAPITAL

    At December 31, 1999, the Corporation's and the Bank's Tier 1 capital, which is comprised of common shareholders' equity as modified by certain regulatory adjustments, amounted to $471.3 million and $440.6 million, respectively. At December 31, 1998, the Corporation's and the Bank's Tier 1 capital amounted to $474.9 million and $446.5 million, respectively. The decrease from December 31, 1998 resulted from intangibles created from the APSB acquisition, dividends paid, and amounts related to shares repurchased which were almost fully offset by the retention of 1999 earnings and capital raised through the exercise of stock options. See "--Overview."

    The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 1999, 1998 and 1997.

                                              REGULATORY               DECEMBER 31
                                           WELL CAPITALIZED   ------------------------------
                                              STANDARDS         1999       1998       1997
                                           ----------------   --------   --------   --------
CITY NATIONAL CORPORATION
Tier 1 leverage..........................         4.00%         6.73%      7.99%      9.19%
Tier 1 risk-based capital................         6.00          7.88       9.43      10.99
Total risk-based capital.................        10.00         11.21      13.20      12.27
CITY NATIONAL BANK
Tier 1 leverage..........................         4.00          6.30       7.53       7.93
Tier 1 risk-based capital................         6.00          7.40       8.90       9.50
Total risk-based capital.................        10.00         10.75      12.65      10.78

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

    The Company's core deposit base in recent years provided the majority of the Company's funding requirements. This relatively stable and low cost source of funds has, along with shareholders' equity, provided 69% and 72% of funding for average total assets in 1999 and 1998, respectively.

    A significant portion of remaining funding of average total assets is provided by short-term federal fund purchases and sales of securities under repurchase agreements. This funding source, on average, totaled $232.4 million and $210.0 million in 1999 and 1998, respectively. Additionally, the Company increased its funding from other borrowings, primarily Federal Home Loan Bank advances, to $818.8 million on average in 1999 from $553.2 million in 1998.

    Liquidity is also provided by assets such as federal funds sold, securities purchased under resale agreements, and trading account securities which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $112.0 million during 1999, down $19.7 million, or 14.9%, from the prior year.

    Liquidity is also provided by the portfolio of securities available-for-sale which totaled $1,102.1 million at December 31, 1999. The unpledged portion of securities available-for-sale at December 31, 1999 totaled $537.8 million and would be available as collateral for borrowing. Maturing loans also provide liquidity, and $2,305.4 million of the Company's loans are scheduled to mature in 2000.

ASSET/LIABILITY MANAGEMENT

    The principal objective of asset/liability management is to maximize net interest margin subject to margin volatility and liquidity constraints. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company's liabilities. Liquidity risk results from the mismatching of asset and liability cash flows. Management chooses asset/liability strategies that promote stable earnings and reliable funding. Interest rate risk and funding positions are kept within limits established by the Board of Directors to ensure that risk taking is not excessive and that liquidity is properly managed.

    The Company has established three measurement processes to quantify and manage exposure to interest rate risk: net interest income simulation modeling, present value of equity analysis, and gap analysis. Net interest income simulations are used to identify the direction and severity of interest rate risk exposure across a twelve month forecast horizon. Present value of equity calculations are used to estimate the theoretical price sensitivity of shareholder equity to changes in interest rates. Gap analysis provides insight into structural mismatches of assets and liability repricing characteristics.

    NET INTEREST INCOME SIMULATION: The Company's net interest margin is affected by the level of interest rates and by the shape of the yield curve. The yield curve depicts market interest rates as a function of maturity. The Company has a large portfolio of rate sensitive commercial loans that are funded in part by rate stable core deposits. As a result, the Company is generally asset sensitive; net interest margin increases when interest rates are increasing and decreases when rates are declining. The Company uses a simulation model to estimate the severity of this risk and to develop mitigation strategies. It captures the dynamic nature of the balance sheet by anticipating probable balance sheet and off-balance sheet strategies and volumes under different interest rate scenarios over the course of a twelve month period. Model assumptions are updated periodically and are reviewed by the Asset/Liability Management Committee (ALCO). The Board of Directors has adopted limits within which interest rate exposure must be contained. Within these limits, ALCO sets management guidelines to further limit exposure and to take advantage of movements in rates.

    The most recent simulation indicates that net interest income would not be substantially impacted by changes in interest rates. An immediate interest rate decline of two percentage points would result in a decrease in projected net interest income of one percent. An increase in rates would have only a minor impact over a twelve month projected horizon. The decline is within the ALCO guideline of minus five percent. The Company's asset sensitivity was reduced during 1999 due to increased holdings of fixed rate mortgages, the lengthening of the duration of the Company's investment portfolio, and the use of off-balance sheet derivatives.

    PRESENT VALUE OF EQUITY: The present value of equity ("PVE") model is used to evaluate the vulnerability of the market value of shareholders' equity to changes in interest rates. The PVE model calculates the expected cash flow of all of the Company's assets and liabilities under various interest rate scenarios. The present value of these cash flows is calculated by discounting them using the interest rates for that scenario. The difference between the present value of assets and the present value of liabilities is the PVE. PVE will vary depending on the timing of expected cash flow, the level of interest rates, and the shape of the yield curve. The assumptions governing these relationships are the same as those used in the net interest income simulation. They are updated periodically and are reviewed by ALCO. The Board of Directors has adopted limits within which this exposure must be contained.

    The most recent model report indicates that PVE is only slightly vulnerable to an increase in interest rates. A two percentage point increase in interest rates results in a 2.3% decline in PVE. A two percentage point decrease in interest rates results in a 1.7% appreciation in PVE. These results indicate a slight moderation of PVE exposure over the previous twelve months.

    GAP ANALYSIS: The gap analysis is based on the contractual cash flows of all asset and liability balances on the Company's books. The contractual life of these balances may differ substantially from their expected lives however. For example, checking accounts are subject to immediate withdrawal. Experience suggests that these accounts will have an average life of several years. Also, certain loans (such as first mortgages) are subject to prepayment. The gap analysis reflects the contractual cash flows adjusted for anticipated customer behavior. It may be used to identify periods in which there is a substantial mismatch between assets and liabilities. These mismatches can be moderated by securities or off-balance sheet derivatives transactions. The Board of Directors has adopted limits within which the ratio of rate-sensitive assets to rate-sensitive liabilities must be contained. The most recent gap analysis indicates that the Company's ratio is 107% and is within the limits set by the Board.

    The following table presents in tabular form information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related average interest rates by expected re-pricing or maturity dates and fair values as of December 31, 1999 and December 31, 1998. Expected re-pricing or maturities of assets are contractual. Interest-bearing demand and savings deposits are included in the earliest maturity category, even though withdrawal of these balances is not contractually required and may not actually occur during that period. Average interest rates on variable rate instruments are based upon the Company's interest rate forecast. Actual re-pricing or maturities of interest-sensitive assets and liabilities could vary substantially from expectations if different assumptions are used or if actual experience differs from the assumptions used.

               INTEREST-SENSITIVE FINANCIAL INSTRUMENT MATURITIES
                               DECEMBER 31, 1999

                                                                                                                         FAIR
(DOLLARS IN MILLIONS)                     2000       2001       2002       2003       2004     THEREAFTER    TOTAL      VALUE
---------------------                   --------   --------   --------   --------   --------   ----------   --------   --------
INTEREST-SENSITIVE ASSETS:
Securities available-for-sale.........  $   30.5    $ 26.5     $ 62.4     $ 85.5     $ 80.0     $  817.2    $1,102.1   $1,102.1
    Average interest rate.............      6.44%     6.50%      6.27%      6.16%      6.92%        6.26%       6.31%
Loans
  Commercial..........................   2,455.6     116.6       63.7       63.7       54.2        116.6     2,870.4    2,947.2
    Average interest rate.............      8.58%     7.13%      6.96%      6.96%      6.87%        6.26%       8.33%
  Residential first mortgage..........     262.0     148.7      120.2       98.7       82.4        461.3     1,173.3    1,158.3
    Average interest rate.............      8.31%     7.24%      7.22%      7.22%      7.19%        7.17%       7.43%
  Real estate construction............     315.4      18.5        1.2        1.2        1.1          7.5       344.9      347.4
    Average interest rate.............      9.15%     9.00%     10.32%     10.32%      7.71%        7.69%       9.11%
  Real estate mortgage................     526.5      52.7       47.9       47.9       43.5        323.6     1,042.1    1,054.0
    Average interest rate.............      8.68%     8.38%      8.52%      8.52%      8.18%        7.97%       8.43%
  Installment.........................      18.3      10.4        6.6        6.6        1.6         16.5        60.0       55.4
    Average interest rate.............     11.00%     9.43%      9.32%      9.32%      8.94%        9.16%       9.96%
                                        --------    ------     ------     ------     ------     --------    --------   --------
      Total loans.....................   3,577.8     346.9      239.6      218.1      182.8        925.5     5,490.7    5,562.3
                                        --------    ------     ------     ------     ------     --------    --------   --------
Total interest-sensitive assets.......  $3,608.3    $373.4     $302.0     $303.6     $262.8     $1,742.7    $6,592.8   $6,664.4
                                        ========    ======     ======     ======     ======     ========    ========   ========
INTEREST-SENSITIVE LIABILITIES:
Deposits
  Interest checking...................  $  473.0    $   --     $   --     $   --     $   --     $     --    $  473.0   $  473.0
    Average interest rate.............      0.40%                                                               0.40%
  Savings.............................     221.0        --         --         --         --           --       221.0      221.0
    Average interest rate.............      3.76%                                                               3.76%
  Money market........................   1,103.9        --         --         --         --           --     1,103.9    1,103.9
    Average interest rate.............      3.22%                                                               3.22%
  Time................................   1,366.8      39.3        7.4        4.7        4.3          0.1     1,422.6    1,419.5
    Average interest rate.............      4.90%     5.30%      5.70%      5.00%      4.80%          --%       4.96%
                                        --------    ------     ------     ------     ------     --------    --------   --------
      Total deposits..................   3,164.7      39.3        7.4        4.7        4.3          0.1     3,220.5    3,217.4
Total borrowings......................     592.2     100.0       65.0         --       15.0        123.5       895.7      883.0
    Average interest rate.............      5.08%     6.26%      5.63%        --%      5.24%        6.38%       5.43%
                                        --------    ------     ------     ------     ------     --------    --------   --------
Total interest-sensitive
  liabilities.........................  $3,756.9    $139.3     $ 72.4     $  4.7     $ 19.3     $  123.6    $4,116.2   $4,100.4
                                        ========    ======     ======     ======     ======     ========    ========   ========

               INTEREST-SENSITIVE FINANCIAL INSTRUMENT MATURITIES
                               DECEMBER 31, 1998

                                                                                                                         FAIR
(DOLLARS IN MILLIONS)                     1999       2000       2001       2002       2003     THEREAFTER    TOTAL      VALUE
---------------------                   --------   --------   --------   --------   --------   ----------   --------   --------
INTEREST-SENSITIVE ASSETS:
Securities available-for-sale.........  $   50.2    $ 81.0     $ 54.9     $ 42.2     $ 92.0     $  692.2    $1,012.5   $1,012.5
    Average interest rate.............      6.25%     6.06%      6.50%      6.57%      6.21%        6.49%       6.42%
Loans
  Commercial..........................  $2,078.0    $102.4     $ 91.1     $ 39.4     $ 50.4     $   96.6    $2,457.9   $2,462.6
    Average interest rate.............      7.65%     6.78%      7.03%      6.58%      6.75%        6.04%       7.49%
  Real estate construction............     219.6       1.2       14.6        0.2        0.4          1.0       237.0      237.4
    Average interest rate.............      8.68%    17.84%      7.99%      7.86%      8.45%        7.77%       8.68%
  Real estate mortgage................     402.9      31.4       37.1       39.9       39.4        197.0       747.7      761.2
    Average interest rate.............      8.56%     8.66%      8.51%      8.69%      8.48%        8.03%       8.42%
  Residential first mortgage..........     261.8     140.4      103.8       80.2       65.1        386.9     1,038.2    1,112.5
    Average interest rate.............      7.60%     7.34%      7.37%      7.38%      7.39%        7.47%       7.46%
  Installment.........................      15.1       8.2        5.7        3.2        1.5         15.9        49.6       49.3
    Average interest rate.............     11.58%    10.00%      9.75%      9.37%      8.91%        9.39%      10.18%
                                        --------    ------     ------     ------     ------     --------    --------   --------
      Total loans.....................   2,977.4     283.6      252.3      162.9      156.8        697.4     4,530.4    4,623.0
                                        --------    ------     ------     ------     ------     --------    --------   --------
Total interest-sensitive assets.......  $3,027.6    $364.6     $307.2     $205.1     $248.8     $1,389.6    $5,542.9   $5,635.5
                                        ========    ======     ======     ======     ======     ========    ========   ========
INTEREST-SENSITIVE LIABILITIES:
Deposits
  Interest checking...................  $  452.2    $   --     $   --     $   --     $   --     $     --    $  452.2   $  452.2
    Average interest rate.............      0.97%                                                               0.97%
  Savings.............................     183.4        --         --         --         --           --       183.4      183.4
    Average interest rate.............      3.64%                                                               3.64%
  Money market........................     927.7        --         --         --         --           --       927.7      927.7
    Average interest rate.............      3.03%                                                               3.03%
  Time................................     862.6      46.3       25.8        4.6        2.0          0.1       941.4      940.4
    Average interest rate.............      4.76%     5.54%      5.48%      5.94%      4.97%        6.24%       4.82%
                                        --------    ------     ------     ------     ------     --------    --------   --------
      Total deposits..................   2,425.9      46.3       25.8        4.6        2.0          0.1     2,504.7    2,503.7
Total borrowings......................     593.3     100.0       50.0       50.0         --        123.3       916.6      918.9
    Average interest rate.............      5.19%     5.28%      5.24%      5.79%        --%        6.38%       5.40%
                                        --------    ------     ------     ------     ------     --------    --------   --------
Total interest-sensitive
  liabilities.........................  $3,019.2    $146.3     $ 75.8     $ 54.6     $  2.0     $  123.4    $3,421.3   $3,422.6
                                        ========    ======     ======     ======     ======     ========    ========   ========

    The use of interest rate swaps to manage interest rate exposure involves the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts potentially subject to credit and market risk are much smaller. At December 31, 1999, the Company's interest rate swaps were entered into as hedges against a decrease in interest income generated from prime based loans if the prime decreased or to convert fixed rate deposits and borrowings into floating rate liabilities. The Company has not entered into transactions involving any other interest rate derivative financial instruments, such as interest rate floors, caps, and interest rate futures contracts. The Company could consider in the future such financial instruments if they were significantly financially attractive compared to interest rate swaps.

    The table below shows the notional amounts of the Company's interest rate swap maturities and average rates at December 31, 1999:

                INTEREST RATE SWAP MATURITIES AND AVERAGE RATES

(NOTIONAL AMOUNTS IN MILLIONS)                2000       2001       2002     THEREAFTER    TOTAL     FAIR VALUE
------------------------------              --------   --------   --------   ----------   --------   ----------
Receive fixed rate (hedge loans and
  deposits)
    Notional amount.......................   $545.0     $90.0      $190.0      $140.0      $965.0      $(10.0)(1)
    Weighted average rate received........     5.48%     5.64%       5.77%       6.51%       5.70%
    Weighted average rate paid............     6.26%     6.26%       6.29%       5.56%       6.16%

------------------------

(1) Estimated net loss to settle derivative contracts.

    At December 31, 1999, the Company's outstanding foreign exchange contracts for both those purchased as well as sold totaled $123.7 million. The Company enters into foreign exchange contracts with its customers and counterparty banks solely for the purpose of offsetting or hedging for customers transaction and economic exposures arising out of commercial transactions. The Company's policies prohibit outright speculation by the Company and its employees. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at December 31, 1999 had remaining maturities of six months or less.

SECURITIES

    Securities held to facilitate customer trading orders are classified as trading securities. All other securities are classified as available-for-sale. The securities available-for-sale portfolio includes both debt and marketable equity securities. At December 31, 1999, the securities available-for-sale portfolio had an unrealized net loss of $46.9 million, comprised of $49.9 million of unrealized losses and $3.0 million of unrealized gains. At December 31, 1998, the securities available-for-sale portfolio had an unrealized net gain of $22.4 million, comprised of $24.0 million of unrealized gains and $1.6 million of unrealized losses. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a valuation allowance that is a component of other comprehensive income (loss).

    Comparative period end security portfolio balances are presented below:

                         SECURITIES AVAILABLE-FOR-SALE

                                                     DECEMBER 31, 1999        DECEMBER 31, 1998
                                                  -----------------------   ---------------------
(DOLLARS IN THOUSANDS)                               COST      FAIR VALUE     COST     FAIR VALUE
----------------------                            ----------   ----------   --------   ----------
U.S. Government and federal agency..............  $  291,407   $  286,546   $268,838   $  275,145
Mortgage-backed.................................     368,948      351,251    348,826      351,469
State and Municipal.............................     155,736      152,244    121,743      123,845
Other debt securities...........................     166,772      150,913    145,852      152,692
                                                  ----------   ----------   --------   ----------
    Total debt securities.......................     982,863      940,954    885,259      903,151
Marketable equity securities....................     166,150      161,138    104,893      109,375
                                                  ----------   ----------   --------   ----------
    Total securities............................  $1,149,013   $1,102,092   $990,152   $1,012,526
                                                  ==========   ==========   ========   ==========

    At December 31, 1999, securities available-for-sale totaled
$1,102.1 million, an increase of $89.6 million, or 8.8% from December 31, 1998. The increase resulted from investing a portion of deposit and borrowing growth which was not needed to fund loan growth. The average duration of total available-for-sale securities at December 31, 1999 was 5.5 years compared with
4.3 years at December 31, 1998.

    The following tables provide the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio at December 31, 1999. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

                       DEBT SECURITIES AVAILABLE-FOR-SALE

                            ONE YEAR             OVER 1 YEAR          OVER 5 YEARS                                    TOTAL
                             OR LESS            THRU 5 YEARS          THRU 10 YEARS         OVER 10 YEARS             1999
                       -------------------   -------------------   -------------------   -------------------   -------------------
(DOLLARS IN                          %                     %                     %                     %                     %
THOUSANDS)              AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD
-----------            --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
U.S. Government and
  federal agency.....  $11,013      6.24     $202,249     6.35     $ 73,284     6.34     $     --       --     $286,546     6.34
Mortgage-backed......       --        --           --       --       15,966     6.06      335,285     6.55      351,251     6.53
State and Municipal..   19,443      6.56       52,093     6.87       78,823     6.51        1,885     7.63      152,244     6.65
Other debt
  securities.........       --        --          103     7.00       84,342     7.50       66,468     7.99      150,913     7.72
                       -------      ----     --------     ----     --------     ----     --------     ----     --------     ----
  Total debt
    securities.......  $30,456      6.44     $254,445     6.46     $252,415     6.76     $403,638     6.79     $940,954     6.68
                       =======      ====     ========     ====     ========     ====     ========     ====     ========     ====
  Amortized cost.....  $30,409               $256,738              $269,313              $426,403              $982,863
                       =======               ========              ========              ========              ========

                              TOTAL                 TOTAL
                              1998                  1997
                       -------------------   -------------------
(DOLLARS IN                          %                     %
THOUSANDS)              AMOUNT     YIELD      AMOUNT     YIELD
-----------            --------   --------   --------   --------
U.S. Government and
  federal agency.....  $275,145     6.11     $257,057     6.31
Mortgage-backed......   351,469     6.61      172,075     6.66
State and Municipal..   123,845     6.60        5,997     6.71
Other debt
  securities.........   152,692     7.78       25,920     7.79
                       --------     ----     --------     ----
  Total debt
    securities.......  $903,151     6.65     $461,049     6.67
                       ========     ====     ========     ====
  Amortized cost.....  $885,259              $456,830
                       ========              ========

    Dividend income included in interest income on securities in the consolidated statement of income and comprehensive income was $5.6 million and $8.7 million for 1999 and 1998, respectively.

LOAN PORTFOLIO

    Total loans were $5,490.7 million, $4,530.4 million, and $3,825.2 million at December 31, 1999, 1998, and 1997, respectively. Loans averaged
$4,822.3 million, $4,213.9 million, and $3,387.8 million for the years 1999, 1998, and 1997, respectively. The increase in total loans of $960.3 million during 1999 relates to the overall growth in the Company's loan portfolio and the acquisition of APSB. The most significant area of growth was the $412.5 million increase in commercial loans. In addition, residential first mortgages increased $135.1 million, while real estate construction and real estate mortgages increased by $107.9 million and $294.4 million, respectively. Similar growth occurred in 1998. These increases were mainly due to the acquisition of HB, the Company's business development efforts, and the strength of the local economy, and in the case of the increase in the commercial loan portfolio, the expansion of participations in domestic bank non-relationship syndicated loans.

    The following table shows the Company's consolidated loans by type of loan or borrower and their percentage distribution:

                                 LOAN PORTFOLIO

                                                                                 DECEMBER 31,
                                                        --------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                     1999         1998         1997         1996         1995
----------------------                                  ----------   ----------   ----------   ----------   ----------
Commercial............................................  $2,870,438   $2,457,946   $1,972,232   $1,334,577   $1,080,125
Residential first mortgage............................   1,173,334    1,038,229      980,040      882,573      593,546
Real estate construction..............................     344,870      237,015      144,558       92,322       81,318
Real estate mortgage..................................   1,042,123      747,711      686,188      499,377      553,095
Installment...........................................      59,904       49,526       42,206       30,586       38,527
                                                        ----------   ----------   ----------   ----------   ----------
Total loans...........................................  $5,490,669   $4,530,427   $3,825,224   $2,839,435   $2,346,611
                                                        ==========   ==========   ==========   ==========   ==========

PERCENTAGE OF PORTFOLIO
Commercial............................................        52.2%        54.3%        51.6%        46.9%        46.0%
Residential first mortgage............................        21.4         22.9         25.6         31.1         25.3
Real estate construction..............................         6.3          5.2          3.8          3.3          3.5
Real estate mortgage..................................        19.0         16.5         17.9         17.6         23.6
Installment...........................................         1.1          1.1          1.1          1.1          1.6
                                                        ----------   ----------   ----------   ----------   ----------
Total loans...........................................       100.0%       100.0%       100.0%       100.0%       100.0%
                                                        ==========   ==========   ==========   ==========   ==========

    The Company's loan portfolio consists primarily of short-term loans for businesses and real estate purposes. At December 31, 1999, approximately 52.2% of the loan portfolio were commercial loans (including participations in domestic bank non-relationship syndicated loans), 21.4% were residential first mortgages, and 25.3% were in real estate construction and mortgage loans. Loans are generally made on the basis of a secure repayment source as the first priority, and collateral is generally a secondary source for loan qualification. Although the legal lending limit for any one borrower was approximately
$104.8 million at December 31, 1999, the Bank has established "house limits" which vary by risk rating but, at December 31, 1999, did not exceed
$40.0 million. House limits may only be exceeded with the approval of the Bank's Board of Directors.

    The commercial loan portfolio primarily consists of loans to middle-market companies, professional and business borrowers, and associated individuals. Included in commercial loans as of December 31, 1999 were participations in domestic bank non-relationship syndicated loans of approximately
$536.8 million, or 9.8% of total loans. See "--Results of Operations--Net Interest Income." As of December 31, 1998, participations in domestic bank non-relationship syndicated loans were $507.3 million, or 11.2% of total loans. In addition, commercial loans include unsecured loans to real estate developers and customers involved in real estate investments and commercial loans where real estate partially secures the borrowing.

    Residential first mortgage loans which comprised 21.4% of total loans at December 31, 1999, continued a six-year growth trend, increasing
$135.1 million, or 13.0%, to $1,173.3 million at December 31, 1999. At December 31, 1999, 81.9% of the portfolio was originated internally, and the balance was purchased from third parties.

    The real estate construction portfolio (6.3% of the loan portfolio) consists of 83.2% commercial and 16.8% residential. Such loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project, and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to incurred costs, sales price, and sales cycle. Following is a breakdown of real estate construction loans by collateral type:

                     REAL ESTATE CONSTRUCTION LOANS BY TYPE

                                                             DECEMBER 31,
                                                          -------------------
(DOLLARS IN THOUSANDS)                                      1999       1998
----------------------                                    --------   --------
Industrial..............................................  $138,131   $ 98,853
Office building.........................................    23,276     10,226
Shopping centers........................................    64,531     47,906
1-4 family (includes undeveloped land)..................    23,525     28,079
Condominiums/apartments.................................    34,409     16,413
Other...................................................    60,998     35,538
                                                          --------   --------
      Total.............................................  $344,870   $237,015
                                                          ========   ========

    Real estate mortgages (19.0% of the loan portfolio) consists of 88.0% commercial and 12.0% residential. The increase during 1999 was primarily due to the acquisition of APSB and internal loan origination. Following is a breakdown of real estate mortgage loans by collateral type:

                       REAL ESTATE MORTGAGE LOANS BY TYPE

                                                            DECEMBER 31,
                                                        ---------------------
(DOLLARS IN THOUSANDS)                                     1999        1998
----------------------                                  ----------   --------
Industrial............................................  $  464,075   $209,411
Office building.......................................      97,221     75,616
Shopping centers......................................      59,673     61,903
1-4 family (includes undeveloped land)................      29,391      5,660
Condominiums/apartments...............................      43,083    117,661
Land, nonresidential..................................      13,161      6,923
Churches/religious....................................      13,067     13,527
Equity lines of credit................................      52,072     36,030
Other.................................................     270,380    220,980
                                                        ----------   --------
      Total...........................................  $1,042,123   $747,711
                                                        ==========   ========

    Installment loans consist primarily of loans to individuals for personal uses, such as installment purchases and a variety of other consumer purchases.

    Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the customers' ability to honor loan terms depends on the economic stability of Southern California, which in some degree relies on the stability of entertainment and media companies. Furthermore, at December 31, 1999, loans to entities engaged in the entertainment or media businesses amounted to $851.3 million, or 15.5% of the total loan portfolio, an 18.2% increase from the $720.1 million at December 31, 1998.

    The Company's lending activities are predominately in Southern California although participations in domestic bank non-relationship syndicated loans, which comprise approximately 9.8% of the total loan portfolio at December 31, 1999, are primarily to borrowers located out of state. The Company has one direct foreign loan to a Canadian borrower in the amount of $2.4 million. The Company also has some loans to domestic customers who are engaged in international trade or film productions.

    Inherent in any loan portfolio are risks associated with certain types of loans. The Company assesses and manages credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies, and internal monitoring. As part of the control process, an independent credit review function regularly examines the Company's loan portfolio and other credit related products, including unused commitments and letters of credit. In addition to this internal credit process, the Company's loan portfolio is subject to examination by external regulators in the normal course of business. Credit quality will be influenced by underlying trends in the economic and business cycle. The Company seeks to manage and control its risk through diversification of the portfolio by type of loan, industry concentration, and type of borrower as well as specific maximum loan-to-value
(LTV) limitations as to various categories of real estate related loans. These ratios are as follows:

                               MAXIMUM LTV RATIOS

                                                               MAXIMUM
CATEGORY OF REAL ESTATE COLLATERAL                            LTV RATIOS
----------------------------------                            ----------
Industrial..................................................      80%
Office building.............................................      75
Shopping centers............................................      80
1-4 family (includes undeveloped land)......................      80
Condominiums/apartments.....................................      80
Land, nonresidential........................................      50
Churches/religious..........................................      75
Equity lines of credit......................................      80
Other improved property.....................................      70

    The Company's loan policy provides that any term loan on income-producing properties must have a minimum debt service coverage of at least 1.20 to 1 for non-owner occupied property and at least 1.05 to 1 for owner occupied.

    One of the significant risks associated with real estate lending is the risk associated with the possible existence of environmental risks or hazards on or in property affiliated with the loan. The Company mitigates such risks through the use of an Environmental Risk Questionnaire for all loans secured by real estate. A Phase I environmental report is required if indicated by the questionnaire or if for any other reason it is determined appropriate. Other reasons would include the industrial use of environmentally sensitive substances or the proximity to other known environmental problems. A Phase II report is required in certain cases, depending on the outcome of the Phase I report.

    At December 31, 1999, 51.4% of commercial loans, 52.2% of real estate loans and 3.9% of installment loans outstanding were floating interest rate loans. Floating rate loans comprised 51.2% of the total loan portfolio at December 31, 1999 and 41.9% at December 31, 1998. Total loans at December 31, 1999 consisted of 42.0% due in one year or less, 12.2% due in one to five years and 45.8% due after five years.

    The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities.

                                LOAN MATURITIES

                                                                      DECEMBER 31, 1999
                                      ---------------------------------------------------------------------------------
                                                    RESIDENTIAL
                                                       FIRST      REAL ESTATE    REAL ESTATE
(DOLLARS IN THOUSANDS)                COMMERCIAL     MORTGAGE     CONSTRUCTION    MORTGAGE     INSTALLMENT     TOTAL
----------------------                -----------   -----------   ------------   -----------   -----------   ----------
Aggregate maturies of loan balances
  due:
In one year or less
  Interest rate--floating...........  $  868,412    $       --      $173,499     $   79,858      $    65     $1,121,834
  Interest rate--fixed..............   1,073,987            --        66,466         35,986        7,108      1,183,547
After one year but within five years
  Interest rate--floating...........     295,047             5        83,309         48,255          817        427,433
  Interest rate--fixed..............     181,795         2,640         3,256         27,320       29,043        244,054
After five years
  Interest rate--floating...........     310,676       363,267         6,304        582,499        1,458      1,264,204
  Interest rate--fixed..............     140,521       807,422        12,036        268,205       21,413      1,249,597
                                      ----------    ----------      --------     ----------      -------     ----------
    Total loans.....................  $2,870,438    $1,173,334      $344,870     $1,042,123      $59,904     $5,490,669
                                      ==========    ==========      ========     ==========      =======     ==========

ASSET QUALITY

ALLOWANCE FOR CREDIT LOSSES

    A consequence of lending activities is that losses may be experienced. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, rising interest rates, and the financial experience of borrowers. The allowance for credit losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for credit losses charged to operating expense and decreased by the amount of charge-offs, net of recoveries. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

    The Company has an internal risk analysis and review staff that ultimately reports to the Audit Committee of the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem and potential loans and loans to be charged off, an assessment of the overall quality and collectibility of the portfolio, and consideration of the loan loss experience, trends in problem loans, and concentration of credit risk, as well as current economic conditions particularly in Southern California. Management and the Audit Committee then evaluate the allowance and determine its desired level. Based on known information available to it at the date of this report, management believes that the Company's allowance for credit losses was adequate for foreseeable losses at December 31, 1999. Examinations of the loan portfolio are also conducted periodically by the Company's regulators.

    Based on expected loan growth, the level of nonperforming loans, anticipated recoveries in the first half of 2000 of loans previously charged off, and a relatively constant low level of charge-offs, it is anticipated that the level of the allowance will remain stable through the first half of 2000 with a minimal provision for credit losses exclusive of the allowance for credit losses to be acquired from the acquisition of Pacific Bank. However, credit quality will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for credit losses through charges to the provision for credit losses.

    The following table summarizes the activity in the allowance for credit losses for the five years ended December 31, 1999:

                          ALLOWANCE FOR CREDIT LOSSES

                                                                           YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                     1999         1998         1997         1996         1995
----------------------                                  ----------   ----------   ----------   ----------   ----------
Average amount of loans outstanding...................  $4,822,254   $4,213,853   $3,387,784   $2,539,323   $1,758,671
                                                        ==========   ==========   ==========   ==========   ==========
Balance of allowance for credit losses, beginning of
  year................................................  $  135,339   $  137,761   $  130,089   $  131,514   $  105,343
                                                        ----------   ----------   ----------   ----------   ----------
Loans charged off:
  Commercial..........................................     (18,765)     (15,019)     (14,651)     (14,647)     (11,124)
  Real estate mortgage................................        (455)      (1,382)      (4,275)      (5,338)      (5,869)
  Residential first mortgage..........................        (158)      (1,128)        (474)        (253)          --
  Installment.........................................        (150)        (107)        (112)        (104)         (48)
                                                        ----------   ----------   ----------   ----------   ----------
    Total loans charged off...........................     (19,528)     (17,636)     (19,512)     (20,342)     (17,041)
                                                        ----------   ----------   ----------   ----------   ----------
Recoveries of loans previously charged off:
  Commercial..........................................      13,403       11,556       11,098       13,325       22,045
  Real estate mortgage................................         893          397        8,894        5,313        1,862
  Residential first mortgage..........................         527          503           58           --           --
  Installment.........................................          28           11          118          279          228
                                                        ----------   ----------   ----------   ----------   ----------
    Total recoveries..................................      14,851       12,467       20,168       18,917       24,135
                                                        ----------   ----------   ----------   ----------   ----------
Net loans (charged off) recovered.....................      (4,677)      (5,169)         656       (1,425)       7,094
Additions to allowance charged to operating expense...          --           --           --           --           --
Acquisitions..........................................       3,415        2,747        7,016           --       19,077
                                                        ----------   ----------   ----------   ----------   ----------
Balance, end of year..................................  $  134,077   $  135,339   $  137,761   $  130,089   $  131,514
                                                        ==========   ==========   ==========   ==========   ==========
Ratio of net (charge offs) recoveries to average
  loans...............................................       (0.10)%      (0.12)%       0.02%       (0.06)%       0.40%
                                                        ==========   ==========   ==========   ==========   ==========

    Net charge-offs were $4.7 million, or 0.10%, of average loans during 1999, including $8.2 million in gross charge-offs in the fourth quarter for two non-relationship syndicated loans which were sold. Net charge-offs were $5.2 million or 0.12% of average loans during 1998. During 1997, the Company experienced net recoveries of $0.7 million or 0.02% of average loans.

    The allowance for credit losses as a percentage of total loans was 2.44%, 2.99%, and 3.60% at December 31, 1999, 1998, and 1997, respectively. The allowance for credit losses as a percentage of nonperforming loans was 530.2%, 584.9%, and 499.8% at December 31, 1999, 1998, and 1997, respectively. See
"--Nonaccrual, Past Due, and Restructured Loans".

    Based on an evaluation of individual credits, previous loan loss experience, management's evaluation of the current loan portfolio, and current and expected economic conditions, management has allocated the allowance for credit losses as shown for the past five years in the table below.

                   ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                               ALLOWANCE AMOUNT
                             ----------------------------------------------------
(DOLLARS IN THOUSANDS)         1999       1998       1997       1996       1995
----------------------       --------   --------   --------   --------   --------
Commercial.................  $ 78,661   $100,811   $ 91,914   $ 75,754   $ 37,778
Real estate construction...     2,837      1,950      3,357      2,405      4,550
Real estate mortgage.......    33,590     16,508     27,378     37,748     77,730
Residential first
  mortgage.................    17,659     15,625     14,750     13,283     10,705
Installment................     1,330        445        362        899        751
                             --------   --------   --------   --------   --------
Total......................  $134,077   $135,339   $137,761   $130,089   $131,514
                             ========   ========   ========   ========   ========

                                       PERCENT OF LOANS TO TOTAL LOANS
                             ----------------------------------------------------
(DOLLARS IN THOUSANDS)         1999       1998       1997       1996       1995
----------------------       --------   --------   --------   --------   --------
Commercial.................     52%        54%        51%        47%        46%
Real estate construction...      6          5          4          3          3
Real estate mortgage.......     19         17         18         18         24
Residential first
  mortgage.................     22         23         26         31         25
Installment................      1          1          1          1          2
                               ---        ---        ---        ---        ---
Total......................    100%       100%       100%       100%       100%
                               ===        ===        ===        ===        ===

    While the allowance is allocated to portfolios, the allowance is general in nature and is available for the portfolio in its entirety. Due to real estate mortgage loan growth, an increased portion of the allowance for credit losses was allocated to the real estate mortgage loan category from that allocated in 1998. An increase in problem loans in the commercial category and a decrease in problem loans in the real estate mortgage category during 1998 resulted in an increased portion of the allowance for credit losses being allocated to the commercial category from that allocated in 1997.

    At December 31, 1999 and December 31, 1998, there was no allowance for impaired loans. The allowance represents the difference between the value of the collateral supporting those loans and the outstanding balances of those loans and is included in the allowance for credit losses. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, SFAS No. 114 requires that the impairment be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the impairment may be measured by using the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company's policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income. At December 31, 1999, there were no loans identified as being impaired. At December 31, 1998, the Company had $13.7 million in impaired loans.

    NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

    The following table presents information concerning nonaccrual loans, ORE, accruing loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans:

                  NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
(DOLLARS IN THOUSANDS)                             1999       1998       1997       1996       1995
----------------------                           --------   --------   --------   --------   --------
Nonaccrual loans:
Real estate....................................  $10,380    $17,204    $19,243    $25,661    $39,536
Commercial.....................................   13,368      4,763      6,589     15,882      8,316
Installment....................................    1,540      1,171      1,734         --        272
                                                 -------    -------    -------    -------    -------
    Total......................................   25,288     23,138     27,566     41,543     48,124
ORE............................................    1,413      3,480      2,126     15,116      7,439
                                                 -------    -------    -------    -------    -------
Total nonaccrual loans and ORE.................  $26,701    $26,618    $29,692    $56,659    $55,563
                                                 =======    =======    =======    =======    =======
Total nonaccrual loans as a percentage of total
  loans........................................     0.46%      0.51%      0.72%      1.46%      2.05%
Total nonaccrual loans and ORE as a percentage
  of total loans and ORE.......................     0.49       0.59       0.78       1.98       2.36
Allowance for credit losses to total loans.....     2.44       2.99       3.60       4.58       5.60
Allowance for credit losses to nonaccrual
  loans........................................   530.20     584.92     499.75     313.14     273.28
Loans past due 90 days or more on accrual
  status:
  Real estate..................................  $   736    $   949    $13,370    $ 4,076    $ 3,816
  Commercial...................................    2,794      7,661      9,226      8,076      2,623
  Installment..................................      503         13      3,596        292         58
                                                 -------    -------    -------    -------    -------
    Total......................................  $ 4,033    $ 8,623    $26,192    $12,444    $ 6,497
                                                 =======    =======    =======    =======    =======
Restructured loans:
  On accrual status............................  $ 2,707    $ 1,982    $ 2,813    $ 2,569    $ 5,483
  On nonaccrual status.........................      368      1,682      1,286         --      1,707
                                                 -------    -------    -------    -------    -------
    Total......................................  $ 3,075    $ 3,664    $ 4,099    $ 2,569    $ 7,190
                                                 =======    =======    =======    =======    =======

    Bank policy requires that a loan be placed on nonaccrual status if either principal or interest payments are ninety days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

    At December 31, 1999, in addition to loans disclosed above as past due, nonaccrual or restructured, management also identified $8.8 million of loans about which the ability of the borrowers to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status. This amount was determined based on analysis of information known to management about the borrower's financial condition and current economic conditions. If economic conditions change, adversely or otherwise, or if additional facts on the borrowers' financial condition come to light, then the amount of potential problem loans may change, possibly significantly. Estimated potential losses from these potential problem loans have been provided for in determining the allowance for credit losses.

    The table below summarizes the approximate changes in nonaccrual loans for the years ended December 31, 1999 and 1998.

                          CHANGES IN NONACCRUAL LOANS

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
(DOLLARS IN THOUSANDS)                                     1999           1998
----------------------                                   ---------      ---------
Balance, beginning of the year.........................  $ 23,138         27,566
Loans placed on nonaccrual.............................    29,624         31,430
Acquisitions...........................................       647          3,055
Charge offs............................................    (7,953)       (10,711)
Loans returned to accrual status.......................    (1,762)          (409)
Repayments (including interest applied to principal)...   (18,354)       (27,762)
Transfers to ORE.......................................       (52)           (31)
                                                         --------       --------
Balance, end of year...................................  $ 25,288       $ 23,138
                                                         ========       ========

    The additional interest income that would/(would not) have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $0.1 million, $2.0 million, and $(0.1) million for the years ended December 31, 1999, 1998, and 1997, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income includes $3.6 million, $2.0 million, and $5.5 million for the years ended December 31, 1999, 1998, and 1997, respectively, from collection of interest related to nonaccrual loans. Interest income not recognized on nonaccrual loans reduced the net interest margin by 0, 4, and 0 basis points for the years ended December 31, 1999, 1998, and 1997, respectively.

    OTHER REAL ESTATE

    The Company's ORE totaled $1.4 million at year end 1999 compared to $3.5 million a year ago. The Company's policy is to record these properties at estimated fair value, net of selling expenses, at the time they are transferred into ORE, thereby tying future gains or losses from sale or potential additional write-downs to underlying changes in the market.

COMMITMENTS AND LINES OF CREDIT

    In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, letters of credit, and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis.

    The Company had outstanding loan commitments aggregating $2,294.0 million at December 31, 1999. In addition, the Company had $168.3 million outstanding in bankers' acceptances and letters of credit of which $141.2 million relate to standby letters of credit at December 31, 1999. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

DEPOSITS AND BORROWED FUNDS

    Core deposits provide a stable source of low cost funding. Average core deposits were $3,881.1 million in 1999 compared to $3,506.6 million in 1998. The increase was due primarily to internally generated growth and the acquisition of APSB.

    Short and long-term borrowed funds provided additional funding to support loan growth. Average borrowed funds were $1,051.2 million in 1999 compared with $763.1 million in 1998.

    A maturity distribution of certificates of deposits in denominations of $100,000 or more at year-end follows:

(DOLLARS IN THOUSANDS)                                     1999        1998
----------------------                                  ----------   --------
Under 3 months........................................  $  784,689   $485,244
4 to 12 months........................................     364,628    125,623
1 to 5 years..........................................      19,263     87,573
Over 5 years..........................................         114     55,275
                                                        ----------   --------
Total.................................................  $1,168,694   $753,715
                                                        ==========   ========

    At December 31, 1999 and 1998, the aggregate amount of deposits by foreign depositors in domestic offices totaled $42.4 million and $36.4 million, respectively, the majority of which was interest bearing. The Bank had brokered deposits of $248.8 million and $90.0 million, at December 31, 1999 and 1998, respectively.

    Details regarding federal funds purchased and securities sold under repurchase agreements as well as other short-term borrowings follows.

                                      1999                                  1998                                  1997
                        --------------------------------      --------------------------------      --------------------------------
                        BALANCE AT   AVERAGE    AVERAGE       BALANCE AT   AVERAGE    AVERAGE       BALANCE AT   AVERAGE    AVERAGE
(DOLLARS IN THOUSANDS)   YEAR-END    BALANCE      RATE         YEAR-END    BALANCE      RATE         YEAR-END    BALANCE      RATE
----------------------  ----------   --------   --------      ----------   --------   --------      ----------   --------   --------
Federal funds
  purchased and
  securities sold
  under repurchase
  agreements.........     $95,487    $232,350     4.74%        $276,311    $209,982     5.15%        $206,427    $222,617     5.27%
Other short-term
  borrowings.........     496,724     472,341     5.26%         317,001     280,188     5.57%         212,575     315,886     5.21%

       CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, and statements preceded by, followed by, or that include the words "will," believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions.

    Our management believes these forward-looking statements are reasonable; however, you should not place undue reliance on the forward-looking statements, which are based on current expectations. Actual results may differ materially from those currently expected or anticipated.

    Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Many of the factors described below that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.

    AN ECONOMIC SLOWDOWN IN CALIFORNIA COULD HURT OUR BUSINESS. Prior to the merger with Pacific Bank, we have focused our business in Los Angeles, Orange, Ventura, San Diego, San Bernardino, and Riverside counties of Southern California. After the merger, our operations include San Francisco and San Mateo counties. An economic slowdown in California could have the following consequences, any of which could hurt our business:

    - Loan delinquencies may increase;

    - Problem assets and foreclosures may increase;

    - Demand for our products and services may decline; and

    - Collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans.

    CHANGES IN INTEREST RATES AFFECT OUR PROFITABILITY. Changes in prevailing rates may hurt our business. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can affect our income. In addition, interest rates affect how much money we can lend. For example, when interest rates rise, loan originations tend to decrease. We expect interest rates to rise in 2000.

    SIGNIFICANT CHANGES IN BANKING LAWS OR REGULATIONS COULD MATERIALLY AFFECT OUR BUSINESS. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would have an impact on results.

    WE FACE STRONG COMPETITION FROM FINANCIAL SERVICE COMPANIES AND OTHER COMPANIES THAT OFFER BANKING SERVICES WHICH CAN HURT OUR BUSINESS. Increased competition in our market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we offer in our service area. These competitors include national, regional, and community banks. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. Recently passed legislation will make it easier for other types of financial institutions to compete with us.

    OUR RESULTS WOULD BE ADVERSELY AFFECTED IF WE SUFFERED HIGHER THAN EXPECTED LOSSES ON OUR LOANS. We assume risk from the possibility that losses will be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit policies, including establishing and reviewing the allowance for credit losses, that we believe are appropriate to minimize this risk. We assess the likelihood of nonperformance, track loan performance, and diversify our credit portfolio. Those policies and procedures may not prevent unexpected losses that could adversely affect our results.

QUARTERLY RESULTS

    The following table summarizes quarterly operating results for 1999 and 1998.

                        1999 QUARTERLY OPERATING RESULTS

                                                                        QUARTER ENDED
                                                     ---------------------------------------------------
(DOLLARS IN THOUSANDS)                               MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31     TOTAL
----------------------                               ---------   --------   -------------   ------------   --------
Interest income....................................  $111,492    $110,370     $119,149        $129,435     $470,446
Interest expense...................................    33,812      34,258       37,847          42,524      148,441
                                                     --------    --------     --------        --------     --------
Net interest income................................    77,680      76,112       81,302          86,911      322,005
Provision for credit losses........................        --          --           --              --           --
Noninterest income.................................    19,145      21,687       23,165          23,215       87,212
Noninterest expense................................    55,901      57,834       61,369          66,699      241,803
                                                     --------    --------     --------        --------     --------
Income before taxes................................    40,924      39,965       43,098          43,427      167,414
Income taxes.......................................    14,923      13,859       15,015          15,510       59,307
                                                     --------    --------     --------        --------     --------
Net income.........................................  $ 26,001    $ 26,106     $ 28,083        $ 27,917     $108,107
                                                     ========    ========     ========        ========     ========
Net income per share, basic (1)....................  $   0.57    $   0.57     $   0.61        $   0.61     $   2.37
                                                     ========    ========     ========        ========     ========
Net income per share, diluted......................  $   0.55    $   0.55     $   0.60        $   0.60     $   2.30
                                                     ========    ========     ========        ========     ========

------------------------------

(1) Due to rounding quarterly per share amounts do not add up to total.

                        1998 QUARTERLY OPERATING RESULTS

                                                                        QUARTER ENDED
                                                     ---------------------------------------------------
(DOLLARS IN THOUSANDS)                               MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31     TOTAL
----------------------                               ---------   --------   -------------   ------------   --------
Interest income....................................  $103,448    $103,359     $107,510        $109,632     $423,949
Interest expense...................................    30,624      31,087       33,829          34,738      130,278
                                                     --------    --------     --------        --------     --------
Net interest income................................    72,824      72,272       73,681          74,894      293,671
Provision for credit losses........................        --          --           --              --           --
Noninterest income.................................    16,365      17,346       16,798          17,175       67,684
Noninterest expense................................    54,366      52,973       50,859          53,133      211,331
                                                     --------    --------     --------        --------     --------
Income before taxes................................    34,823      36,645       39,620          38,936      150,024
Income taxes.......................................    12,354      13,009       14,231          14,202       53,796
                                                     --------    --------     --------        --------     --------
Net income.........................................  $ 22,469    $ 23,636     $ 25,389        $ 24,734     $ 96,228
                                                     ========    ========     ========        ========     ========
Net income per share, basic........................  $   0.48    $   0.51     $   0.55        $   0.54     $   2.08
                                                     ========    ========     ========        ========     ========
Net income per share, diluted......................  $   0.46    $   0.49     $   0.53        $   0.52     $   2.00
                                                     ========    ========     ========        ========     ========

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

    Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this annual report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions, and that the consolidated financial statements reasonably present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company's consolidated financial statements amounts that are based on estimates and judgments that it believes are reasonable under the circumstances.

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

                             /s/ RUSSELL GOLDSMITH
                    ------------------------------------------------------------
                             Russell Goldsmith
                             Chief Executive Officer

                             /s/ BRAM GOLDSMITH
                    ------------------------------------------------------------
                             Bram Goldsmith
                             Chairman of the Board

                             /s/ FRANK P. PEKNY
                    ------------------------------------------------------------
                             Frank P. Pekny
                             Executive Vice President and
                             Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To Board of Directors and Shareholders of

City National Corporation:

    We have audited the accompanying consolidated balance sheet of City National Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                    KPMG LLP

Los Angeles, California
January 13, 2000, except as to note 15
  of notes to the consolidated financial
  statements, which is as of February 29, 2000.

                           CITY NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              -----------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)                     1999         1998
--------------------------------------------                  ----------   ----------
ASSETS
    Cash and due from banks.................................  $  233,178   $  285,843
    Federal funds sold......................................      57,000      405,000
    Securities available-for-sale (cost $1,149,013 and
      $990,152
      in 1999 and 1998).....................................   1,102,092    1,012,526
    Trading account securities..............................      27,714       35,015
    Loans...................................................   5,490,669    4,530,427
    Less allowance for credit losses........................     134,077      135,339
                                                              ----------   ----------
      Net loans.............................................   5,356,592    4,395,088
    Premises and equipment, net.............................      62,446       55,766
    Customers' acceptance liability.........................       6,784        1,759
    Deferred tax asset......................................      75,841       45,738
    Goodwill and core deposit intangibles...................     127,255       73,706
    Bank owned life insurance...............................      49,981       42,545
    Affordable housing investments..........................      47,934       13,262
    Other assets............................................      66,802       61,533
                                                              ----------   ----------
      Total assets..........................................  $7,213,619   $6,427,781
                                                              ==========   ==========
LIABILITIES
    Demand deposits.........................................  $2,448,916   $2,382,724
    Interest checking deposits..............................     472,996      452,249
    Money market deposits...................................   1,103,907      927,651
    Savings deposits........................................     221,002      183,353
    Time deposits-under $100,000............................     253,894      187,710
    Time deposits-$100,000 and over.........................   1,168,694      753,715
                                                              ----------   ----------
      Total deposits........................................   5,669,409    4,887,402
    Federal funds purchased and securities sold under
      repurchase agreements.................................      95,487      276,311
    Other short-term borrowings.............................     496,724      317,001
    Subordinated debt.......................................     123,453      123,265
    Long-term debt..........................................     180,000      200,000
    Other liabilities.......................................      70,116       60,240
    Acceptances outstanding.................................       6,784        1,759
                                                              ----------   ----------
      Total liabilities.....................................   6,641,973    5,865,978
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
    Preferred Stock authorized--5,000,000 : none
      outstanding...........................................          --           --
    Common Stock, par value, $1.00; authorized--75,000,000;
      issued--46,885,182....................................      46,885       46,885
    Additional paid-in capital..............................     276,464      287,363
    Accumulated other comprehensive income (loss)...........     (27,193)      12,901
    Retained earnings.......................................     321,210      243,275
    Treasury shares, at cost--1,428,439 shares in 1999 and
      877,945 shares in 1998................................     (45,720)     (28,621)
                                                              ----------   ----------
      Total shareholders' equity............................     571,646      561,803
                                                              ----------   ----------
      Total liabilities and shareholders' equity............  $7,213,619   $6,427,781
                                                              ==========   ==========

        See accompanying Notes to the Consolidated Financial Statements.

                           CITY NATIONAL CORPORATION

           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        1999       1998       1997
----------------------------------------                      --------   --------   --------
INTEREST INCOME
  Loans.....................................................  $399,891   $365,352   $304,057
  Federal funds sold and securities purchased under resale
    agreements..............................................     2,381      3,458      1,301
  Investments securities....................................        --     11,318     12,534
  Securities available-for-sale.............................    65,209     40,956     37,539
  Trading account...........................................     2,965      2,865      2,565
                                                              --------   --------   --------
    Total interest income...................................   470,446    423,949    357,996
                                                              --------   --------   --------
INTEREST EXPENSE
  Deposits..................................................    93,214     87,237     73,289
  Federal funds purchased and securities sold under
    repurchase agreements...................................    25,954     21,824     11,731
  Other short-term borrowings...............................     9,896      4,591     16,470
  Subordinated debt.........................................     7,417      7,912         --
  Other long-term debt......................................    11,960      8,714      2,838
                                                              --------   --------   --------
    Total interest expense..................................   148,441    130,278    104,328
                                                              --------   --------   --------
  Net interest income.......................................   322,005    293,671    253,668
PROVISION FOR CREDIT LOSSES.................................        --         --         --
                                                              --------   --------   --------
  Net interest income after provision for credit losses.....   322,005    293,671    253,668
                                                              --------   --------   --------
NONINTEREST INCOME
  Service charges on deposit accounts.......................    18,113     17,386     14,321
  Investment services.......................................    19,763     16,330     13,221
  Trust fees................................................    18,059      9,376      8,304
  International services....................................     9,950      8,106      7,271
  Bank owned life insurance.................................     2,268      2,146         --
  Gain on sale of assets....................................     2,117      1,823      1,604
  Gain (loss) on sale of securities.........................     3,696      3,072     (1,048)
  Other.....................................................    13,246      9,445      9,745
                                                              --------   --------   --------
  Total noninterest income..................................    87,212     67,684     53,418
                                                              --------   --------   --------
NONINTEREST EXPENSE
  Salaries and other employee benefits......................   133,935    114,965     97,634
  Professional..............................................    20,811     23,445     17,899
  Net occupancy of premises.................................    18,955     14,189     12,138
  Data processing...........................................    12,267      8,805     12,662
  Promotion.................................................    10,444     10,313      7,972
  Depreciation..............................................    11,242      8,816      6,144
  Office services...........................................     8,212      7,308      7,286
  Equipment.................................................     2,213      2,250      2,460
  Amortization of goodwill and core deposit intangibles.....     9,309      6,854      5,619
  Acquisition integration...................................     1,161      1,126      1,718
  Other operating...........................................    13,254     13,260     10,225
                                                              --------   --------   --------
    Total noninterest expense...............................   241,803    211,331    181,757
                                                              --------   --------   --------
  Income before income taxes................................   167,414    150,024    125,329
  Income taxes..............................................    59,307     53,796     45,196
                                                              --------   --------   --------
  Net income................................................   108,107     96,228     80,133
                                                              --------   --------   --------
  Other comprehensive income
    Unrealized gains (losses) on securities
     available-for-sale.....................................   (66,042)    16,270     11,991
    Less: reclassification adjustment for (gains) losses
     included in income.....................................    (3,252)    (3,173)     1,004
    Income taxes (benefits).................................   (29,200)     5,545      5,497
                                                              --------   --------   --------
  Other comprehensive income (loss).........................   (40,094)     7,552      7,498
                                                              --------   --------   --------
  Comprehensive income......................................  $ 68,013   $103,780   $ 87,631
                                                              ========   ========   ========
  Net income per share, basic...............................  $   2.37   $   2.08   $   1.74
                                                              ========   ========   ========
  Net income per share, diluted.............................  $   2.30   $   2.00   $   1.68
                                                              ========   ========   ========
  Shares used to compute income per share, basic............    45,683     46,357     46,018
                                                              ========   ========   ========
  Shares used to compute income per share, diluted..........    46,938     48,141     47,809
                                                              ========   ========   ========
  Dividends per share.......................................  $   0.66   $   0.56   $   0.44
                                                              ========   ========   ========

        See accompanying Notes to the Consolidated Financial Statements.

                           CITY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
(DOLLARS IN THOUSANDS)                                          1999       1998        1997
----------------------                                        --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $108,107   $  96,228   $  80,133
Adjustments to net income:
  Gain on sales of ORE......................................      (399)       (475)     (3,730)
  Depreciation..............................................    11,242       8,816       6,144
  Amortization of goodwill and core deposit intangibles.....     9,309       6,854       5,619
  Net decrease (increase) in trading securities.............     7,301      (4,212)      1,850
  Deferred income tax (benefit).............................    (2,199)     11,856       4,288
  (Gain) loss on sale of securities.........................    (3,696)     (3,072)      1,048
  Net increase in other (assets) liabilities................   (35,599)     14,954      16,446
  Other, net................................................    17,751       3,574     (18,571)
                                                              --------   ---------   ---------
    Net cash provided by operating activites................   111,817     134,523      93,227
                                                              --------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities......................................  (407,722)   (541,826)   (368,539)
Sales of securities available-for-sale......................   231,570     246,052     340,762
Maturities of securities....................................    96,397     139,174      74,082
Purchase of residential mortgage loans......................   (83,371)    (40,646)    (74,681)
Sale of residential mortgage loans..........................    41,357          --      47,513
Loan originations net of principal collections..............  (682,061)   (534,023)   (634,616)
Proceeds from sales of ORE..................................     2,596       2,204      26,473
Purchase of premises and equipment..........................   (17,818)    (18,034)    (17,695)
Net cash from acquisitions..................................    18,905      32,419      42,876
Bank owned life insurance premium paid......................       (11)    (40,399)         --
Other, net..................................................       603         658      12,633
                                                              --------   ---------   ---------
  Net cash used by investing activities.....................  (799,555)   (754,421)   (551,192)
                                                              --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in federal funds purchased
  and securities sold under repurchase agreements...........  (180,824)     69,884      11,878
Net increase in deposits....................................   366,329     453,454     390,646
Net increase in short-term borrowings, net of
  transfers from long-term debt.............................    79,738      54,426      54,133
Proceeds from issuance of other long-term debt..............    80,000     200,000      50,000
Repayment of long-term debt.................................        --          --     (25,000)
Net proceeds of subordinated debt...........................        --     124,081          --
Proceeds from exercise of stock options.....................     8,193      12,321      11,367
Stock repurchases...........................................   (39,001)    (59,768)    (22,503)
Cash dividends paid.........................................   (30,172)    (26,042)    (20,310)
Other, net..................................................     2,810       4,987       2,906
                                                              --------   ---------   ---------
  Net cash provided by financing activities.................   287,073     833,343     453,117
                                                              --------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........  (400,665)    213,445      (4,848)
Cash and cash equivalents at beginning of year..............   690,843     477,398     482,246
                                                              --------   ---------   ---------
Cash and cash equivalents at end of year....................  $290,178   $ 690,843   $ 477,398
                                                              ========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $142,478   $ 122,739   $ 103,392
    Income taxes............................................    54,400      37,950      38,502
  Non-cash investing activities:
    Transfer from loans to foreclosed assets................     1,331       4,010      11,885
    Transfer from investment securities to securities
      available-for-sale....................................        --     182,557          --
    Transfer from long-term debt to short-term borrowing....   100,000      50,000          --

        See accompanying Notes to the Consolidated Financial Statements.

                           CITY NATIONAL CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                    ACCUMULATED
                                                      ADDITIONAL       OTHER                                 TOTAL
                                SHARES      COMMON     PAID-IN     COMPREHENSIVE   RETAINED   TREASURY   SHAREHOLDERS'
(DOLLARS IN THOUSANDS)          ISSUED      STOCK      CAPITAL     INCOME (LOSS)   EARNINGS    STOCK        EQUITY
----------------------        ----------   --------   ----------   -------------   --------   --------   -------------
Balances, December 31,
  1996......................  46,302,782   $46,303     $275,610      $ (2,149)     $113,266   $(32,283)    $400,747
Net income..................          --        --           --            --       80,133         --        80,133
Issuance of shares for stock
  options...................     398,109       398          949            --           --     10,020        11,367
Tax benefit from stock
  options...................          --        --        2,908            --           --         --         2,908
Cash dividends..............          --        --           --            --      (20,310)        --       (20,310)
Other comprehensive income
  net of tax................          --        --           --         7,498           --         --         7,498
Repurchased shares, net.....          --        --           --            --           --    (22,503)      (22,503)
Issuance of shares for
  acquisitions..............          --        --       18,187            --           --     30,643        48,830
                              ----------   -------     --------      --------      --------   --------     --------
Balances, December 31,
  1997......................  46,700,891    46,701      297,654         5,349      173,089    (14,123)      508,670
Net income..................          --        --           --            --       96,228         --        96,228
Issuance of shares for stock
  options...................      53,342        53      (22,185)           --           --     34,453        12,321
Tax benefit from stock
  options...................          --        --        4,987            --           --         --         4,987
Cash dividends..............          --        --           --            --      (26,042)        --       (26,042)
Other comprehensive income
  net of tax................          --        --           --         7,552           --         --         7,552
Repurchased shares, net.....          --        --           --            --           --    (59,768)      (59,768)
Issuance of shares for
  acquisitions..............     130,949       131        6,907            --           --     10,817        17,855
                              ----------   -------     --------      --------      --------   --------     --------
Balances, December 31,
  1998......................  46,885,182    46,885      287,363        12,901      243,275    (28,621)      561,803
Net income..................          --        --           --            --      108,107         --       108,107
Issuance of shares for stock
  options...................          --        --      (13,709)           --           --     21,902         8,193
Tax benefit from stock
  options...................          --        --        2,810            --           --         --         2,810
Cash dividends..............          --        --           --            --      (30,172)        --       (30,172)
Other comprehensive income
  net of tax................          --        --           --       (40,094)          --         --       (40,094)
Repurchased shares, net.....          --        --           --            --           --    (39,001)      (39,001)
                              ----------   -------     --------      --------      --------   --------     --------
Balances, December 31,
  1999......................  46,885,182   $46,885     $276,464      $(27,193)     $321,210   $(45,720)    $571,646
                              ==========   =======     ========      ========      ========   ========     ========

        See accompanying Notes to the Consolidated Financial Statements.

                           CITY NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of City National Corporation (the Corporation) and of City National Bank (the Bank) and their subsidiaries conform to generally accepted accounting principles and to prevailing practices within the banking industry. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

    City National Corporation and subsidiaries (the Company), through its primary subsidiary, the Bank, provide private and business banking, including investment and trust services, primarily in the Southern California market. The Bank's principal customer base comprises small- to middle-market companies with annual sales revenue of up to $250 million, entrepreneurs, professionals, and affluent individuals. The Bank typically serves customers seeking relationship banking, which it seeks to provide through a high level of personal service, tailored products, and private banking teams. The Bank offers a broad range of loans, deposit, cash management, international banking, and other products and services. The Bank lends, invests, and provides services in accordance with its Community Reinvestment Act commitment. Through City National Investments, the Bank offers personal and employee benefit trust and estate services, including 401(k) and defined benefit plans, manages investments for customers, and engages in securities sales and trading. The Bank also manages and offers mutual funds under the name of CNI Charter Funds.

    BASIS OF PRESENTATION

    The consolidated financial statements of the Company include the accounts of the Corporation, its non-bank subsidiary, the Bank, and the Bank's wholly owned subsidiaries after elimination of all material inter-company transactions. Certain prior years' data have been reclassified to conform to current year presentation.

    The Company is on the accrual basis of accounting for income and expenses. In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements.

    SECURITIES

    All securities other than trading securities are classified as available-for-sale valued at fair value. Trading securities are valued at market value with any unrealized gains or losses included in income. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included in comprehensive income net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method. Investment services income consists of fees, commissions and markups on securities transactions with customers and money market mutual fund fees.

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

    ALLOWANCE FOR CREDIT LOSSES

    The provision for credit losses charged to operations reflects management's judgment of the adequacy of the allowance for credit losses and is determined through quarterly analytical reviews of the loan portfolio, problem loans and consideration of such other factors as the Company's loan loss experience, trends in problem loans, concentrations of credit risk, and current economic conditions, as well as the results of the Company's ongoing credit examination process and that of its regulators.

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

    NET INCOME PER SHARE

    Basic earnings per share is based on the weighted average shares of common stock, which were calculated as 45,683,000, 46,357,000 and 46,018,000 for 1999,
1998 and 1997, respectively. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during part or all of the year and were calculated as 46,938,000, 48,141,000 and 47,809,000, respectively.

    GOODWILL AND CORE DEPOSIT INTANGIBLES

    Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases and is amortized over fifteen years. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized over seven years. Goodwill and core deposit intangibles are evaluated periodically for other than temporary impairment. Should such an assessment indicate that the undiscounted value of an intangible may be impaired, the net book value of the intangible would be written down to net estimated recoverable value. The carrying value of goodwill and core deposit intangibles is net of accumulated amortization of $20.0 million and $11.2 million at December 31, 1999 and December 31, 1998, respectively.

    INTEREST RATE RISK MANAGEMENT ACTIVITIES

    For those interest rate instruments that alter the repricing characteristics of assets or liabilities, the net differential to be paid or received on the instrument is treated as an adjustment to the yield on the underlying assets or liabilities (the accrual method). To qualify for the accrual method, the interest rate instrument must be designated to specific assets or liabilities or pools of assets or liabilities, and must be effective at altering the interest rate characteristics of the related assets or liabilities.

    STOCK OPTION PLANS

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

                           CITY NATIONAL CORPORATION

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No.133" (SFAS 137), which extended the effective date to fiscal years beginning after June 15, 2000. The Company uses interest rate swaps to manage interest rate exposure, which are accounted for as hedging activities. Management does not believe that the implementation will have a significant impact on the Company's financial position, net income or net comprehensive income.

NOTE 2. ACQUISITIONS

    On August 27, 1999, the Company completed its acquisition of American Pacific State Bank (APSB). The total price was $90.4 million in an all cash transaction. This acquisition was accounted for under the purchase method of accounting and resulted in the recording of goodwill and core deposit intangibles of $62.8 million. Included in goodwill as purchase price adjustments were $1.2 million of accrued severance costs of which $0.8 million remains unpaid, $0.5 million of paid transaction-related expenses and $1.5 million of exit costs of which $0.2 million remain unpaid as of December 31, 1999. The results of APSB's operations are included in those reported by the Company beginning on August 28, 1999

    On December 31, 1998, the Company completed its acquisition of North American Trust Company, an independent trust company, for $11.5 million in an all cash transaction. The acquisition of North American Trust Company resulted in the recording of intangibles of approximately $11.3 million under the purchase method of accounting including $1.0 million of severance, excess space and other purchase price costs of which $0.2 million were paid in 1998. Payments were made in the first half of 1999 of $0.3 million and the remaining payments of $0.5 million relating to excess space are to be made over the remaining
6.5 years of a lease.

                           CITY NATIONAL CORPORATION

NOTE 3. SECURITIES AVAILABLE-FOR-SALE

    The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

                                                                  GROSS        GROSS
                                                   AMORTIZED    UNREALIZED   UNREALIZED
(DOLLARS IN THOUSANDS)                                COST        GAINS        LOSSES     FAIR VALUE
----------------------                             ----------   ----------   ----------   ----------
December 31, 1999
  U.S. Government and federal agency.............  $  291,407     $    60      $ 4,921    $  286,546
  Mortgage-backed................................     368,948          66       17,763       351,251
  State and Municipal............................     155,736         278        3,770       152,244
  Other debt securities..........................     166,772          --       15,859       150,913
                                                   ----------     -------      -------    ----------
    Total debt securities........................     982,863         404       42,313       940,954
  Marketable equity securities...................     166,150       2,617        7,629       161,138
                                                   ----------     -------      -------    ----------
    Total securities.............................  $1,149,013     $ 3,021      $49,942    $1,102,092
                                                   ==========     =======      =======    ==========
December 31, 1998
  U.S. Government and federal agency.............  $  268,838     $ 6,323      $    16    $  275,145
  Mortgage-backed................................     348,826       3,043          400       351,469
  State and Municipal............................     121,743       2,180           78       123,845
  Other debt securities..........................     145,852       6,943          103       152,692
                                                   ----------     -------      -------    ----------
  Total debt securities..........................     885,259      18,489          597       903,151
Marketable equity securities.....................     104,893       5,457          975       109,375
                                                   ----------     -------      -------    ----------
  Total securities...............................  $  990,152     $23,946      $ 1,572    $1,012,526
                                                   ==========     =======      =======    ==========

    Gross realized gains and losses related to the available-for-sale portfolios were $7,965,000 and $4,269,000, respectively, for the year ended December 31, 1999, $5,299,000 and $2,227,000, respectively, for the year ended December 31, 1998 and $638,000 and $1,686,000, respectively, for the year ended December 31, 1997.

    The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities at December 31, 1999, by contractual maturity:

                            ONE YEAR             OVER 1 YEAR          OVER 5 YEARS                                    TOTAL
                             OR LESS            THRU 5 YEARS          THRU 10 YEARS         OVER 10 YEARS             1999
                       -------------------   -------------------   -------------------   -------------------   -------------------
(DOLLARS IN                          %                     %                     %                     %                     %
THOUSANDS)              AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD
-----------            --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
U.S. Government and
  federal agency.....  $11,013      6.24     $202,249     6.35     $ 73,284     6.34     $     --       --     $286,546     6.34
Mortgage-backed......       --        --           --       --       15,966     6.06      335,285     6.55      351,251     6.53
State and Municipal..   19,443      6.56       52,093     6.87       78,823     6.51        1,885     7.63      152,244     6.65
Other debt
  securities.........       --        --          103     7.00       84,342     7.50       66,468     7.99      150,913     7.72
                       -------      ----     --------     ----     --------     ----     --------     ----     --------     ----
Total debt
  securities.........  $30,456      6.44     $254,445     6.46     $252,415     6.76     $403,638     6.79     $940,954     6.68
                       =======      ====     ========     ====     ========     ====     ========     ====     ========     ====
Amortized cost.......  $30,409               $256,738              $269,313              $426,403              $982,863
                       =======               ========              ========              ========              ========

                              TOTAL                 TOTAL
                              1998                  1997
                       -------------------   -------------------
(DOLLARS IN                          %                     %
THOUSANDS)              AMOUNT     YIELD      AMOUNT     YIELD
-----------            --------   --------   --------   --------
U.S. Government and
  federal agency.....  $275,145     6.11     $257,057     6.31
Mortgage-backed......   351,469     6.61      172,075     6.66
State and Municipal..   123,845     6.60        5,997     6.71
Other debt
  securities.........   152,692     7.78       25,920     7.79
                       --------     ----     --------     ----
Total debt
  securities.........  $903,151     6.65     $461,049     6.67
                       ========     ====     ========     ====
Amortized cost.......  $885,259              $456,830
                       ========              ========

    Securities available-for-sale totaling $497.2 million were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law at December 31, 1999.

                           CITY NATIONAL CORPORATION

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

    The following is a summary of the major categories of loans:

                                                            DECEMBER 31,
                                                       -----------------------
(DOLLARS IN THOUSANDS)                                    1999         1998
----------------------                                 ----------   ----------
Commercial...........................................  $2,870,438   $2,457,946
Residential first mortgage...........................   1,173,334    1,038,229
Real estate construction.............................     344,870      237,015
Real estate mortgage.................................   1,042,123      747,711
Installment..........................................      59,904       49,526
                                                       ----------   ----------
  Total loans (net of unearned income and fees of
    $10,709 and $7,203)..............................  $5,490,669   $4,530,427
                                                       ==========   ==========

    At December 31, 1999, there were no loans identified as being impaired. At December 31, 1998, the Company had identified $13.7 million in impaired loans. There were no impaired loans with allocated allowances for credit losses as of December 31, 1999 or December 31, 1998. The allowances represent the differences between the value of the collateral supporting the loans and their outstanding balances. For 1999 and 1998, the average balance of impaired loans was $2.5 million and $0.3 million, respectively. During 1999, 1998 and 1997, no interest income was recognized on impaired loans until the book balances of these loans were paid off.

    In the normal course of business, the Bank has loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Corporation and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to other customers with a similar credit standing. The aggregate dollar amounts of these loans were $3.0 million and $18.7 million at December 31, 1999 and 1998, respectively. During 1999, new loans made totaled $0.3 million and repayments totaled $16.0 million. Interest income recognized on these loans amounted to $1.4 million, $1.5 million and $1.4 million during 1999, 1998 and 1997, respectively. At December 31, 1999, none of these loans were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

    Loans past due 90 days or more and still accruing interest totaled
$4.0 million, $8.6 million and $26.2 million at December 31, 1999, 1998 and 1997, respectively. Restructured loans totaled $3.1 million, $3.7 million, and $4.1 million at December 31, 1999, 1998 and 1997, respectively.

                           CITY NATIONAL CORPORATION

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)
    The following is a summary of activity in the allowance for credit losses:

(DOLLARS IN THOUSANDS)                            1999       1998       1997
----------------------                          --------   --------   --------
Balance, January 1............................  $135,339   $137,761   $130,089
Allowance of acquired institutions............     3,415      2,747      7,016
Charge offs...................................   (19,528)   (17,636)   (19,512)
Recoveries....................................    14,851     12,467     20,168
                                                --------   --------   --------
Net (charge offs) recoveries..................    (4,677)    (5,169)       656
                                                --------   --------   --------
Balance, December 31..........................  $134,077   $135,339   $137,761
                                                ========   ========   ========

    The following is a summary of non-performing loans and related interest foregone (received):

                                                            DECEMBER 31,
                                                   ------------------------------
(DOLLARS IN THOUSANDS)                               1999       1998       1997
----------------------                             --------   --------   --------
Nonaccrual loans.................................  $25,288    $23,138    $27,566
                                                   =======    =======    =======
Contractual interest due.........................    3,814      3,967      5,364
Interest recognized..............................    3,692      1,973      5,490
                                                   -------    -------    -------
Net interest foregone (received).................  $   122    $ 1,994    $  (126)
                                                   =======    =======    =======

    The Company has pledged all of its eligible residential first mortgages of $1,113.9 million to the Federal Home Loan Bank of San Francisco under that institution's blanket lien program although not all of the pledged mortgages are being utilized to collateralize current borrowings.

                           CITY NATIONAL CORPORATION

NOTE 5. PREMISES AND EQUIPMENT

    The following is a summary of data for the major categories of premises and equipment:

                                                          ACCUMULATED
                                                          DEPRECIATION
                                                              AND        CARRYING
(DOLLARS IN THOUSANDS)                           COST     AMORTIZATION    VALUE
----------------------                         --------   ------------   --------
DECEMBER 31, 1999
  Premises, including land of $5,433.........  $ 58,348     $27,861      $30,487
  Furniture, fixtures and equipment..........    62,839      40,611       22,228
  Software...................................    14,393       4,662        9,731
                                               --------     -------      -------
    Total....................................  $135,580     $73,134      $62,446
                                               ========     =======      =======

DECEMBER 31, 1998
  Premises, including land of $5,245.........  $ 51,549     $24,417      $27,132
  Furniture, fixtures and equipment..........    54,219      33,464       20,755
  Software...................................     9,678       1,799        7,879
                                               --------     -------      -------
    Total....................................  $115,446     $59,680      $55,766
                                               ========     =======      =======

    Depreciation and amortization expense was $11.2 million in 1999, $8.8 million in 1998 and $6.1 million in 1997. Net rental payments on operating leases included in net occupancy of premises in the consolidated statement of income and comprehensive income were $12.0 million in 1999, $8.4 million in 1998, and $7.1 million in 1997.

    The future net minimum rental commitments were as follows at December 31, 1999:

                                                              NET MINIMUM
                                                                RENTAL
(DOLLARS IN THOUSANDS)                                        COMMITMENTS
----------------------                                        -----------
2000........................................................    $14,893
2001........................................................     12,763
2002........................................................     12,069
2003........................................................      8,642
2004........................................................      6,624
Thereafter..................................................     17,073
                                                                -------
                                                                $72,064
                                                                =======

    A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. The Bank paid $1.2 million in 1999 and $1.1 million in both 1998 and 1997 for rent and operating expense pass throughs to a real estate partnership in which the Bank owns a 32% interest, and Mr. Bram Goldsmith, Chairman of the Board of the Corporation, indirectly owns a 14% interest.

    The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations in acquisitions have been adjusted to current market values through purchase accounting adjustments. The allowance thus created will be accreted over the terms of the leases and reduce the total expense recognized by the Company in its operating expenses. At December 31, 1999,

                           CITY NATIONAL CORPORATION

NOTE 5. PREMISES AND EQUIPMENT (CONTINUED) the Company is contractually entitled to receive minimum future rentals of $7.9 million under non-cancelable sub-leases.

NOTE 6. INCOME TAXES

    Income tax (benefit) in the consolidated statement of income and comprehensive income includes the following amounts:

(DOLLARS IN THOUSANDS)                             CURRENT    DEFERRED    TOTAL
----------------------                             --------   --------   --------
1999
  Federal........................................  $46,649    $(1,633)   $45,016
  State..........................................   14,857       (566)    14,291
                                                   -------    -------    -------
    Total........................................  $61,506    $(2,199)   $59,307
                                                   =======    =======    =======

1998
  Federal........................................  $36,594    $ 2,544    $39,138
  State..........................................    5,346      9,312     14,658
                                                   -------    -------    -------
    Total........................................  $41,940    $11,856    $53,796
                                                   =======    =======    =======

1997
  Federal........................................  $30,684    $ 2,988    $33,672
  State..........................................   10,224      1,300     11,524
                                                   -------    -------    -------
    Total........................................  $40,908    $ 4,288    $45,196
                                                   =======    =======    =======

                           CITY NATIONAL CORPORATION

NOTE 6. INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below.

NET DEFERRED TAX ASSETS

(DOLLARS IN THOUSANDS)                                        1999       1998
----------------------                                      --------   --------
Deferred tax assets:
  Allowance for credit losses.............................  $44,461    $44,557
  Net operating loss carryforwards........................   13,643     15,353
  Accrued expenses........................................    6,307      4,126
  State income taxes......................................    8,874      8,816
  Purchase accounting fair value adjustment...............    2,940      4,203
  Unrealized losses on securities available-for-sale......   19,700         --
  Other...................................................    1,224      1,284
                                                            -------    -------
    Total gross deferred tax assets.......................   97,149     78,339
  Valuation allowance.....................................   (5,297)    (5,297)
                                                            -------    -------
                                                             91,852     73,042
                                                            -------    -------
Deferred tax liabilities:
  Unrealized gains on securities available-for-sale.......       --      9,473
  Core deposit and other intangibles......................    7,943      7,265
  Leveraged leases........................................    3,105      3,999
  Installment sales.......................................       --      1,177
  Deferred loan origination costs.........................    1,766      1,671
  Loan fees...............................................    1,197      1,338
  Other...................................................    2,000      2,381
                                                            -------    -------
    Total gross deferred tax liabilities..................   16,011     27,304
                                                            -------    -------
  Net deferred tax assets.................................  $75,841    $45,738
                                                            =======    =======

    Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

                                                                 % OF PRETAX INCOME (LOSS)
                                                            ------------------------------------
                                                              1999          1998          1997
                                                            --------      --------      --------
Statutory rate.......................................         35.0%         35.0%         35.0%
Net state income tax.................................          5.6           6.3           6.0
Tax exempt income....................................         (3.7)         (3.9)         (4.4)
Tax credits..........................................         (1.8)         (1.1)         (0.8)
Cash surrender value of life insurance...............         (0.5)         (0.5)           --
Amortization of goodwill.............................          0.9           0.8           0.5
All other net........................................         (0.1)         (0.7)         (0.2)
                                                              ----          ----          ----
Effective tax provision..............................         35.4%         35.9%         36.1%
                                                              ====          ====          ====

                           CITY NATIONAL CORPORATION

NOTE 6. INCOME TAXES (CONTINUED)
    The tax benefit of deductible temporary differences and net operating loss carry forwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carry forwards to be "more likely than not." The realization of tax benefits of deductible temporary differences and carry forwards depends on whether the Company has sufficient taxable income within the carry back and carry forward period permitted by the tax law to allow for utilization of the deductible amounts. As of any period end, the amount of deferred tax asset that is considered realizable could be reduced if estimates of future taxable income are reduced.

    At December 31, 1999, the Company's current tax receivable for refunds was $4.2 million.

    At December 31, 1999, federal net operating loss carry forwards acquired in the First Los Angeles Bank acquisition totaled $38.9 million, of which $13.7 million will expire in 2009 and $25.2 million will expire in 2010. First Los Angeles Bank's California net operating loss carry forwards totaled
$11.2 million and will expire in 2000. During 1998, the Company reversed approximately $3.0 million of the valuation allowance resulting from the acquisition of First Los Angeles Bank and reduced core deposit intangibles by a corresponding amount.

NOTE 7. RETIREMENT PLAN

    The Company has a profit sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Contributions are made on an annual basis into a trust fund and are allocated to the participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income. For 1999, 1998 and 1997, the Company recorded total contributions expense of $9.1 million, $8.1 million and $6.7 million, respectively.

    Eligible employees may contribute up to 15% of their salary, but not more than the maximum allowed under Internal Revenue Service regulations. In 1999 and 1998, the Bank matched 50% of the first six percent of covered compensation. For 1999, 1998, and 1997, the Bank's matching contribution included in the total contribution above was $1,669,000, $1,374,000 and $1,318,000, respectively.

    The Company does not provide for any post retirement employee benefits beyond the profit sharing retirement plan.

NOTE 8. STOCK OPTION PLANS

    Under the City National Corporation 1999 Omnibus Plan (the "1999 Omnibus Plan"), 3,500,000 shares of the Corporation's common stock were reserved for grant of stock options. Under the 1995 Omnibus Plan, 296,549 shares of the Corporation's common stock that were reserved for grant of stock options were available to be granted as of December 31,1999. The Corporation's 1983 Stock Option Plan and 1985 Stock Option Plan have expired but options granted thereunder remain outstanding. Grants to employees will be at prices at least equal to the market price of the Corporation's common stock on the effective date of the grant. Generally, in each succeeding year following the date of grant, 25% of the options become exercisable. After ten years from grant, all unexercised options will expire.

                           CITY NATIONAL CORPORATION

NOTE 8. STOCK OPTION PLANS (CONTINUED)

    The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $14.59, $15.55 and $9.09 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999-expected dividend yield of 2.00%, volatility of 37.1%, risk-free interest rate of 5.20% and expected life of 7.5 years; 1998-expected dividend yield of 2.00%, volatility of 33.6%, risk-free interest rate of 5.58% and an expected life of 7.5 years; 1997-expected dividend yield of 2.00%, volatility of 33.8%, risk-free interest rate of 6.49%, and an expected life of
7.5 years.

    The Company applies APB Opinion No. 25 in accounting for the Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

(DOLLARS IN THOUSANDS)                              1999       1998       1997
----------------------                            --------   --------   --------
Net income, as reported.........................  $108,107   $96,228    $80,133
Pro forma net income............................   101,686    90,689     77,840
Net income per share, basic, as reported........  $   2.37   $  2.08    $  1.74
Pro forma net income per share, basic...........      2.23      1.96       1.69
Net income per share, diluted, as reported......      2.30      2.00       1.68
Pro forma net income per share, diluted.........      2.17      1.88       1.63

    Pro forma net income reflects only options granted in 1999, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of generally four years and compensation cost for options granted prior to January 1, 1996 is not considered.

    The following is a summary of the transactions under the stock option plans described above:

                                            1999                       1998                       1997
                                  ------------------------   ------------------------   ------------------------
                                                WEIGHTED                   WEIGHTED                   WEIGHTED
                                   NUMBER       AVERAGE       NUMBER       AVERAGE       NUMBER       AVERAGE
(SHARES IN THOUSANDS)             OF SHARES   OPTION PRICE   OF SHARES   OPTION PRICE   OF SHARES   OPTION PRICE
---------------------             ---------   ------------   ---------   ------------   ---------   ------------
Options outstanding, January
  1.............................    3,849        $22.07        3,689        $14.57        3,687        $12.06
Granted.........................      965         36.51        1,300         35.68          751         24.48
Converted for acquisitions......       --            --           12          9.83          176          8.99
Exercised.......................     (632)        12.97       (1,061)        11.61         (858)        13.05
Canceled or expired.............      (85)        32.02          (91)        23.40          (67)        14.79
                                    -----        ------       ------        ------        -----        ------
Options outstanding, December
  31............................    4,097        $26.54        3,849        $22.07        3,689        $14.57
                                    =====        ======       ======        ======        =====        ======
Exercisable.....................    1,978                      1,851                      2,283
                                    =====                     ======                      =====

    During 1999, the Corporation issued 632,065 treasury shares in connection with the exercise of stock options. In 1998, the Corporation issued 1,008,079 treasury shares and 53,342 newly issued shares in connection with the exercise of stock options. In 1997, the Corporation issued 459,891 treasury shares and 398,109 newly issued shares in connection with the exercise of stock options.

                           CITY NATIONAL CORPORATION

NOTE 8. STOCK OPTION PLANS (CONTINUED)
    The information concerning currently outstanding and exercisable options at December 31, 1999 are as follows:

                                                    OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                           --------------------------------------   ----------------------
                                                          WEIGHTED     WEIGHTED                   WEIGHTED
                                                          AVERAGE       AVERAGE                   AVERAGE
                                             NUMBER      REMAINING    OUTSTANDING     NUMBER      EXERCISE
SHARES IN THOUSANDS                        OUTSTANDING   LIFE (YRS)      PRICE      EXERCISABLE    PRICE
-------------------                        -----------   ----------   -----------   -----------   --------
Options issued at prices less than $12.00
  per share..............................       584         4.25         $ 9.02          584       $9.02
Options issued at prices between $12.00
  and $13.99 per share...................       713         5.70          13.34          604       13.31
Options issued at prices between $14.00
  and $29.99 per share...................       605         7.17          24.04          301       23.84
Options issued at prices between $30.00
  and $40.00 per share...................     2,195         8.73          36.18          489       34.85
                                              -----                                    -----
                                              4,097                                    1,978
                                              =====                                    =====

    At December 31, 1999, nonstatutory and incentive stock options covering 908,191 and 1,069,985 shares, respectively, of the Corporation's common stock were exercisable under the plans. At December 31, 1999, 2,912,199 shares were available for future grants.

    In addition to the above, the Corporation's 1999 Omnibus Plan provides for the automatic annual grant, on the date of the Annual Meeting of Stockholders, of a discounted stock option (which is not an Incentive Stock Option) to each non-employee director, including members of the Compensation and Directors Nominating Committee to purchase 500 shares of the Corporation's common stock ("Director Stock Options"). The exercise price of Director Stock Options is $1.00 per share, payable in cash or cash equivalents, by surrender of the Corporation's common stock held by the director for at least a year before exercise, or any combination of the two. Director Stock Options fully vest six months after the date of issuance or upon the termination of the holder's directorship (other than for cause), whichever is earlier, and expire 10 years after the date of grant.

                           CITY NATIONAL CORPORATION

NOTE 9. BORROWED FUNDS

    The following is a summary of borrowed funds of the Company excluding overnight federal funds purchased and securities sold under agreements to repurchase.

                                                             DECEMBER 31,
                                                          -------------------
DOLLARS IN THOUSANDS                                        1999       1998
--------------------                                      --------   --------
Other short-term borrowings:
Term federal funds purchased............................  $200,000   $175,000
Treasury, tax and loan note.............................    21,724     92,001
Federal Home Loan Bank advances.........................   265,000     50,000
Other Borrowing--Revolving Line of Credit...............    10,000         --
                                                          --------   --------
Total...................................................  $496,724   $317,001
                                                          ========   ========
Subordinated debt.......................................  $123,453   $123,265
                                                          ========   ========
Long-term debt:
Federal Home Loan Bank advances.........................  $180,000   $200,000
                                                          --------   --------
Total...................................................  $180,000   $200,000
                                                          ========   ========

    Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities of greater than one year. The maximum amount of other short-term borrowings at any month end was $621.4 million, $483.1 million and $267.9 million in 1999, 1998 and 1997, respectively. In 1999, the Corporation established a $20.0 million revolving unsecured loan with another bank. As of December 31, 1999, the total short-term funds borrowed on this facility was $10.0 million.

    The maximum amount of securities sold under agreements to repurchase outstanding at any month end was $74.2 million, $47.2 million and $127.5 million, in 1999, 1998 and 1997, respectively. The average amount of securities sold under agreements to repurchase was $19.9 million, $17.5 million and $53.4 million during 1999, 1998 and 1997, respectively. The securities underlying the agreements to repurchase remain under the Company's control.

    On January 12, 1998, the Bank issued $125.0 million of 6 3/8% Subordinated Notes, due in 2008, in a private offering. These Subordinated Notes qualify as Tier II capital. The carrying value of the Subordinated Notes is net of discount and issuance costs which are being amortized to interest expense to yield an effective interest rate of 6.62%.

    Long-term Federal Home Loan Bank (the FHLB) advances outstanding as of December 31, 1999 (in thousands of dollars) mature as follows:

                       BORROWINGS   MATURITY   INTEREST RATE
                       ----------   --------   -------------
                        $100,000      2001        6.2593%
                          65,000      2002        5.6362%
                          15,000      2004        5.2400%
                        --------
                        $180,000
                        ========

    The Bank had $267.5 million and $403.8 million of unused borrowing capacity from the FHLB at December 31, 1999 and 1998, respectively.

                           CITY NATIONAL CORPORATION

NOTE 10. AVAILABILITY OF FUNDS FROM SUBSIDIARIES; RESTRICTIONS ON CASH BALANCES; CAPITAL

    The Corporation is authorized to issue 5,000,000 shares of preferred stock. The Corporation's Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences and sinking fund terms.

    Under a shareholders rights agreement (the "Agreement"), the Corporation distributed preferred stock purchase rights ("Rights") as a Rights dividend on March 13, 1997 at the rate of one Right for each share of the Corporation's common stock held as of the close of business on that date. The existence of the Rights makes it less likely that a person will acquire significant voting control of the Corporation's common stock or otherwise acquire the Corporation without the Board of Directors' consent. Until the Distribution Date, which is defined in the Agreement, (1) the Rights are not exercisable, (2) the Rights are attached to and trade only together with the Corporation's common stock, and
(3) the stock certificates representing the Corporation's common stock also represent the attached Rights. Each share of the Corporation's common stock issued after March 13, 1997 and prior to the Distribution Date includes one Right. On the Distribution Date, the Rights will separate from the Corporation's common stock, Rights certificates will be issued, and the Rights will become exercisable as described in the Agreement. The Rights expire on March 13, 2007, unless earlier redeemed or exchanged.

    Historically, the majority of the funds for the payment of dividends by the Corporation have been obtained from the Bank. Under federal banking law, dividends declared by national banks in any calendar year may not, without the approval of the Office of the Comptroller of the Currency (OCC), exceed net profits (as defined), for that year combined with its retained net income for the preceding two calendar years. At December 31, 1999, the Bank could have declared dividends of $96.5 million without the approval of regulators.

    Federal banking law also prohibits the Corporation from borrowing from the Bank on less than a fully secured basis. At December 31, 1999 and 1998, the Corporation had borrowed from the Bank $19.0 million and $13.1 million, respectively, all of which was appropriately secured in compliance with regulatory requirements.

    Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Corporation. During 1999 and 1998, reserve balances averaged approximately $6.5 million and $16.0 million, respectively.

    The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation's and Bank's assets, liabilities and certain off-balance-sheet items as calculated under the regulatory accounting practices. The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of

                           CITY NATIONAL CORPORATION

NOTE 10. AVAILABILITY OF FUNDS FROM SUBSIDIARIES; RESTRICTIONS ON CASH BALANCES; CAPITAL (CONTINUED)
December 31, 1999, the Corporation and the Bank meet all capital adequacy requirements to which either is subject.

    As of December 31, 1999, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Corporation's actual amounts and ratios are presented in the table:

                                                                                                        FOR CAPITAL
                                                                               ACTUAL                ADEQUACY PURPOSES
                                                                            -------------  --------------------------------------
(DOLLARS IN THOUSANDS)                                                      AMOUNT  RATIO  AMOUNT              RATIO
----------------------                                                      ------  -----  ------  ------------------------------
As of December 1999
  Total capital
    (to risk-weighted assets).............................................  $671.1  11.21% $478.7  GREATER THAN OR EQUAL TO 8.0%
  Tier 1 capital
    (to risk-weighted assets).............................................   471.3  7.88%   239.4  GREATER THAN OR EQUAL TO 4.0%
  Tier 1 capital
    (to average assets)...................................................   471.3  6.73%   280.3  GREATER THAN OR EQUAL TO 4.0%
As of December 1998
  Total capital
    (to risk-weighted assets).............................................  $664.9  13.20% $403.1  GREATER THAN OR EQUAL TO 8.0%
  Tier 1 capital
    (to risk-weighted assets).............................................   474.9  9.43%   201.5  GREATER THAN OR EQUAL TO 4.0%
  Tier 1 capital
    (to average assets)...................................................   474.9  7.99%   237.9  GREATER THAN OR EQUAL TO 4.0%

    The Bank's actual amounts and ratios are presented in the table:

                                                                                                        FOR CAPITAL
                                                                               ACTUAL                ADEQUACY PURPOSES
                                                                            -------------  --------------------------------------
(DOLLARS IN THOUSANDS)                                                      AMOUNT  RATIO  AMOUNT              RATIO
----------------------                                                      ------  -----  ------  ------------------------------
As of December 1999
  Total capital
    (to risk-weighted assets).............................................  $639.9  10.75% $476.1  GREATER THAN OR EQUAL TO 8.0%
  Tier 1 capital
    (to risk-weighted assets).............................................   440.6  7.40%   238.1  GREATER THAN OR EQUAL TO 4.0%
  Tier 1 capital
    (to average assets)...................................................   440.6  6.30%   279.5  GREATER THAN OR EQUAL TO 4.0%
As of December 1998
  Total capital
    (to risk-weighted assets).............................................  $634.8  12.65% $401.6  GREATER THAN OR EQUAL TO 8.0%
  Tier 1 capital
    (to risk-weighted assets).............................................   446.5  8.90%   200.8  GREATER THAN OR EQUAL TO 4.0%
  Tier 1 capital
    (to average assets)...................................................   446.5  7.53%   237.1  GREATER THAN OR EQUAL TO 4.0%

                           CITY NATIONAL CORPORATION

NOTE 11. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Corporation is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheet.

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

    The Company had outstanding loan commitments aggregating $2,294.0 million and $2,273.8 million at December 31, 1999 and 1998, respectively compared to outstanding loan balances of $5,490.7 million and $4,530.4 million, respectively. In addition, the Company had $168.3 million and $150.3 million outstanding in bankers' acceptances and letters of credit of which $141.2 million and $129.0 million relate to standby letters of credit at December 31, 1999 and 1998, respectively. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

    The Corporation or its subsidiaries are defendants in various pending lawsuits claiming substantial amounts. Based upon present knowledge, management including in-house counsel is of the opinion that the final outcome of such lawsuits will not have a material adverse effect on the Corporation.

NOTE 12. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD

    For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

    SECURITIES AND TRADING ACCOUNT ASSETS

    For securities held as available-for-sale, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. For trading account securities, fair values are based on quoted market prices or dealer quotes.

    LOAN RECEIVABLES

    For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using dealer quotes, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining

                           CITY NATIONAL CORPORATION

NOTE 12. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded that the allowance for credit losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 1999 and 1998.

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

    LONG-TERM DEBT

    The fair value of long-term debt was estimated by discounting the future payments at current interest rates.

    COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND FINANCIAL
     GUARANTEES WRITTEN

    The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. The Company does not make fixed-rate loan commitments. The fair value of letters of guarantee and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date.

    DERIVATIVES

    The fair value of exchange traded derivatives is based on quoted market prices or dealer quotes. The fair value of non-exchange traded derivatives consists of net unrealized gains or losses, accrued interest receivable or payable and any premiums paid or received.

                           CITY NATIONAL CORPORATION

NOTE 12. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) The estimated fair values of financial instruments of the Company are as follows:

                                     DECEMBER 31, 1999         DECEMBER 31, 1998
                                   ---------------------     ---------------------
                                   CARRYING       FAIR       CARRYING       FAIR
(DOLLARS IN THOUSANDS)              AMOUNT       VALUE        AMOUNT       VALUE
----------------------             --------     --------     --------     --------
Financial Assets:
  Cash and due from banks.....     $  233.2     $  233.2     $  285.8     $  285.8
  Federal funds sold..........         57.0         57.0        405.0        405.0
  Securities
    available-for-sale........      1,102.1      1,102.1      1,012.5      1,012.5
  Trading account assets......         27.7         27.7         35.0         35.0
  Loans, net of allowance for
    credit losses.............      5,356.6      5,428.2      4,395.1      4,487.7
Financial Liabilities:
  Deposits....................      5,669.4      5,666.3      4,887.4      4,886.4
  Federal funds purchased and
    securities
    sold under resale
    agreements (3)............        295.5        295.5        451.3        451.3
  Other short-term
    borrowings................        296.7        296.7        142.0        142.0
  Subordinated and long-term
    debt......................        303.5        290.8        323.3        325.6
  Commitments to extend
    credit....................        (14.8)       (14.8)       (12.6)       (12.6)
  Derivative contracts........        965.0 (1)    (10.0)(2)    710.0 (1)      6.4 (2)

------------------------

(1) Notional Amount

(2) Estimated net gains (losses) to settle derivative contracts as of respective period ends

(3) Includes term federal funds purchased

NOTE 13. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

    Condensed parent company financial statements, which include transactions with subsidiaries, follow:

                            CONDENSED BALANCE SHEET

                                                                 DECEMBER 31,
                                                              -------------------
(DOLLARS IN THOUSANDS)                                          1999       1998
----------------------                                        --------   --------
ASSETS
Cash........................................................  $  3,993   $  6,145
Securities available-for-sale...............................    50,913     32,684
Other assets................................................       440        256
Investment in City National Bank............................   541,251    531,918
Investment in non-bank subsidiary...........................     4,483      4,958
                                                              --------   --------
  Total assets..............................................  $601,080   $575,961
                                                              ========   ========
LIABILITIES
Notes payable to City National Bank.........................  $ 19,000   $ 13,120
Note payable to other banks.................................    10,000         --
Other liabilities...........................................       434      1,038
                                                              --------   --------
  Total liabilities.........................................    29,434     14,158
Shareholders' Equity........................................   571,646    561,803
                                                              --------   --------
  Total liabilities and shareholders' equity................  $601,080   $575,961
                                                              ========   ========

                           CITY NATIONAL CORPORATION

NOTE 13. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
(DOLLARS IN THOUSANDS)                                          1999        1998        1997
----------------------                                        ---------   ---------   ---------
Income
  Dividends from bank and non bank subsidiary...............   $59,044    $ 42,238     $46,792
  Interest and dividend income..............................     1,296       5,378       6,318
  Gain (loss) on sale of securities.........................     3,509       2,142        (339)
                                                               -------    --------     -------
    Total income............................................    63,849      49,758      52,771
                                                               -------    --------     -------
Interest on notes payable to Bank and non-affiliates........       767       2,217       2,555
Other expenses..............................................       634         661         411
                                                               -------    --------     -------
Total expenses..............................................     1,401       2,878       2,966
                                                               -------    --------     -------
  Income before taxes and equity in undistributed income of
    Bank and non-bank subsidiary............................    62,448      46,880      49,805
  Income taxes (benefit)....................................     1,127         490        (462)
                                                               -------    --------     -------
  Income before equity in undistributed income of Bank and
    non-bank subsidiary.....................................    61,321      46,390      50,267
  Equity in undistributed income of Bank and non-bank
    subsidiary..............................................    46,786      49,838      29,866
                                                               -------    --------     -------
  Net income................................................   108,107      96,228      80,133
  Other comprehensive income (loss).........................   (40,094)      7,552       7,498
                                                               -------    --------     -------
Comprehensive income........................................   $68,013    $103,780     $87,631
                                                               =======    ========     =======

                           CITY NATIONAL CORPORATION

NOTE 13. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                       CONDENSED STATEMENT OF CASH FLOWS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
(DOLLARS IN THOUSANDS)                                          1999       1998        1997
----------------------                                        --------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $108,107   $  96,228   $ 80,133
Adjustments to net income:
  Equity in undistributed income of Bank and non-bank
    subsidiary..............................................   (46,786)    (49,838)   (29,866)
  Other, net................................................      (131)      4,040      1,009
                                                              --------   ---------   --------
    Net cash provided by operating activities...............    61,190      50,430     51,276
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of securities available-for-sale.................        --      30,766     22,423
Purchase of securities available-for-sale...................   (44,447)    (22,938)   (61,560)
Sales of securities available-for-sale......................    24,685      61,549      5,813
Investment in subsidiaries..................................        --     (16,415)   (24,582)
Other, net..................................................     1,535       2,047         --
                                                              --------   ---------   --------
  Net cash from (used by) investing activities..............   (18,227)     55,009    (57,906)
                                                              --------   ---------   --------
CASH FLOWS FOR FINANCING ACTIVITIES
Cash dividends paid.........................................   (30,172)    (26,042)   (20,310)
(Repayments to) borrowings from City National Bank..........    15,865     (31,880)    17,500
Repurchase of treasury shares...............................   (39,001)    (59,768)   (22,503)
Stock options exercised.....................................     8,193      12,321     11,367
Other, net..................................................        --          --      2,875
                                                              --------   ---------   --------
  Net cash used for financing activities....................   (45,115)   (105,369)   (11,071)
                                                              --------   ---------   --------
Net increase (decrease) in cash and cash equivalents........    (2,152)         70    (17,701)
Cash and cash equivalents at beginning of year..............     6,145       6,075     23,776
                                                              --------   ---------   --------
Cash and cash equivalents at end of year....................     3,993       6,145      6,075
                                                              ========   =========   ========

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS

    The following table presents the notional amount and fair value of interest rate risk management instruments at December 31, 1999 and 1998:

                                                                     1999                  1998
                                                              -------------------   -------------------
                                                              NOTIONAL     FAIR     NOTIONAL     FAIR
(DOLLARS IN MILLIONS)                                          AMOUNT     VALUE      AMOUNT     VALUE
---------------------                                         --------   --------   --------   --------
Receive fixed/pay variable..................................   $965.0     ($10.0)    $710.0      $6.4

    Interest rate swap agreements involve the exchange of fixed- and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest rate risk management instruments had no credit risk exposure at December 31, 1999 and $6.4 million at December 31, 1998. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at year end. The Company's swap agreements require the deposit of

                           CITY NATIONAL CORPORATION

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) collateral to mitigate the amount of credit risk if certain thresholds are exceeded. As of December 31, 1999, the Company had deposited $6.0 million par value securities with swap counterparties as collateral for fair value valuation.

    The periodic net settlement of interest rate risk management instruments is recorded as an adjustment to net interest income. These interest rate risk management instruments generated $2.7 million, $1.7 million and $0.8 million in net interest income in 1999, 1998 and 1997, respectively.

NOTE 15. SUBSEQUENT EVENT

    On February 29, 2000, the Corporation completed its acquisition, which had been announced on September 22, 1999, of The Pacific Bank, N.A. (Pacific Bank). The transaction was accounted for as a purchase in which each outstanding share of Pacific Bank stock was exchanged for either 0.9343 shares of the Corporation's common stock or $29.00 in cash. The Corporation paid
$145.2 million (including the consideration for outstanding stock options) for Pacific Bank of which 47.0% was paid in the Corporation's common stock and 53.0% was paid in cash.