Form 10-Q
period 2000-03-31
CITY NATIONAL CORP
filed 2000-05-15
CIK 201461

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                    FORM 10-Q

                                    (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 2000

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
           For the transition period from_______________to_________________


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

      Number of shares of common stock outstanding at April 28, 2000: 47,494,933

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CITY NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                  MARCH 31,      DECEMBER 31,       MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                         2000             1999             1999
                                                                                -------------    -------------    -------------
ASSETS
      Cash and due from banks ...............................................     $   381,763      $   233,178      $   287,911
      Federal funds sold ....................................................         285,000           57,000          210,000
      Securities available-for-sale (cost $1,188,488; $1,149,013 and
          $1,074,666 at March 31, 2000, December 31, 1999 and March 31, 1999,
          respectively ......................................................       1,142,412        1,102,092        1,078,633
      Trading account securities ............................................          54,119           27,714           29,403
      Loans .................................................................       6,164,016        5,490,669        4,518,276
      Less allowance for credit losses ......................................         140,450          134,077          138,710
                                                                                -------------    -------------    -------------
          Net loans .........................................................       6,023,566        5,356,592        4,379,566

      Premises and equipment, net ...........................................          63,094           62,446           57,164
      Customers' acceptance liability .......................................          13,286            6,784            1,943
      Deferred tax asset ....................................................          68,777           75,841           46,925
      Goodwill and core deposit intangibles .................................         192,782          127,255           71,864
      Bank owned life insurance .............................................          50,830           49,981           43,084
      Affordable housing investments ........................................          47,810           47,934           13,301
      Other assets ..........................................................         100,066           66,802           64,525
                                                                                -------------    -------------    -------------
          Total assets ......................................................     $ 8,423,505      $ 7,213,619      $ 6,284,319
                                                                                =============    =============    =============

LIABILITIES
      Demand deposits .......................................................     $ 2,705,431      $ 2,448,916      $ 2,101,752
      Interest checking deposits ............................................         541,976          472,996          385,719
      Money market deposits .................................................       1,436,409        1,103,907          945,123
      Savings deposits ......................................................         238,283          221,002          190,207
      Time deposits-under $100,000 ..........................................         294,731          253,894          180,223
      Time deposits-$100,000 and over .......................................       1,160,630        1,168,694          800,706
                                                                                -------------    -------------    -------------
          Total deposits ....................................................       6,377,460        5,669,409        4,603,730
      Federal funds purchased and securities sold under repurchase
          agreements ........................................................         231,404           95,487          152,583
      Other short-term borrowings ...........................................         829,549          496,724          507,326
      Subordinated debt .....................................................         123,500          123,453          123,311
      Long-term debt ........................................................         130,000          180,000          280,000
      Other liabilities .....................................................          70,854           70,116           56,401
      Acceptances outstanding ...............................................          13,286            6,784            1,943
                                                                                -------------    -------------    -------------
          Total liabilities .................................................       7,776,053        6,641,973        5,725,294
                                                                                -------------    -------------    -------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
      Preferred Stock authorized - 5,000,000 : none outstanding .............               -                -                -
      Common Stock-par value-$1.00; authorized - 75,000,000; Issued -
          47,535,224; 46,885,182; and 46,885,182 shares at March 31, 2000,
          December 31, 1999 and March 31, 1999, respectively ................          47,535           46,885           46,885
      Additional paid-in capital ............................................         284,512          276,464          281,911
      Accumulated other comprehensive income (loss) .........................         (26,704)         (27,193)           2,286
      Retained earnings .....................................................         344,302          321,210          261,646
      Treasury shares, at cost - 81,473; 1,428,439 and 1,056,189 shares at March 31, 2000, December 31, 1999 and March 31, 1999,
          respectively ......................................................          (2,193)         (45,720)         (33,703)
                                                                                -------------    -------------    -------------
          Total shareholders' equity ........................................         647,452          571,646          559,025
                                                                                -------------    -------------    -------------
          Total liabilities and shareholders' equity ........................     $ 8,423,505      $ 7,213,619      $ 6,284,319
                                                                                =============    =============    =============

   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                            CITY NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       --------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                   2000           1999
                                                                                       -----------    -----------
INTEREST INCOME
   Loans ...........................................................................     $ 121,964      $  94,799
   Federal funds sold and securities purchased under resale agreements .............           788            505
   Securities available-for-sale ...................................................        18,346         15,686
   Trading account .................................................................           969            502
                                                                                       -----------    -----------
       Total interest income .......................................................       142,067        111,492
                                                                                       -----------    -----------
INTEREST  EXPENSE
   Deposits ........................................................................        30,749         19,741
   Federal funds purchased and securities sold under repurchase agreements .........         4,036          3,013
   Other short-term borrowings .....................................................        10,889          5,842
   Subordinated debt ...............................................................         1,888          2,040
   Other long-term debt ............................................................         2,258          3,176
                                                                                       -----------    -----------
       Total interest expense ......................................................        49,820         33,812
                                                                                       -----------    -----------
   Net interest income .............................................................        92,247         77,680
PROVISION FOR CREDIT LOSSES ........................................................             -              -
                                                                                       -----------    -----------
   Net interest income after provision for credit losses ...........................        92,247         77,680
                                                                                       -----------    -----------
NONINTEREST  INCOME
   Service charges on deposit accounts .............................................         5,557          4,075
   Investment services .............................................................         5,897          4,320
   Trust fees ......................................................................         5,060          4,391
   International services ..........................................................         3,308          1,991
   Bank owned life insurance .......................................................           621            539
   Gain on sale of assets ..........................................................             5             58
   Gain on sale of securities ......................................................           223          1,253
   Other ...........................................................................         3,572          2,518
                                                                                       -----------    -----------
       Total noninterest income ....................................................        24,243         19,145
                                                                                       -----------    -----------
NONINTEREST  EXPENSE
   Salaries and other employee benefits ............................................        38,851         32,513
   Professional ....................................................................         5,385          4,785
   Net occupancy of premises .......................................................         4,805          3,486
   Information services ............................................................         3,587          2,521
   Marketing and advertising .......................................................         2,703          2,564
   Depreciation ....................................................................         3,040          2,444
   Office services .................................................................         2,066          1,836
   Equipment .......................................................................           465            651
   Amortization of goodwill and core deposit intangibles ...........................         3,489          2,060
   Acquisition integration .........................................................         1,309              -
   Other operating .................................................................         3,438          3,006
   Other real estate (income) ......................................................           (53)            35
                                                                                       -----------    -----------
       Total noninterest expense ...................................................        69,085         55,901
                                                                                       -----------    -----------
   Income before income taxes ......................................................        47,405         40,924
   Income taxes ....................................................................        16,397         14,923
                                                                                       -----------    -----------
   NET INCOME ......................................................................        31,008         26,001
                                                                                       -----------    -----------
   Other comprehensive income
       Unrealized gains (loss) on securities available-for-sale ....................           870        (17,885)
       Less: reclassification adjustment for gains (losses) included in
          noninterest income ..........................................................        (27)          (524)
       Income taxes (benefits) .....................................................           354         (7,794)
                                                                                       -----------    -----------
   Other comprehensive income (loss) ...............................................           489        (10,615)
                                                                                       -----------    -----------
   Comprehensive income ............................................................     $  31,497      $  15,386
                                                                                       ===========    ===========
   Net  income per share, basic ....................................................     $    0.68      $    0.57
                                                                                       ===========    ===========
   Net  income per share, diluted ..................................................     $    0.66      $    0.55
                                                                                       ===========    ===========
   Shares used to compute income per share, basic ..................................        45,903         45,990
                                                                                       ===========    ===========
   Shares used to compute income per share, diluted ................................        46,896         47,336
                                                                                       ===========    ===========
   Dividends per share .............................................................     $   0.175      $   0.165
                                                                                       ===========    ===========

   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                            CITY NATIONAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    --------------------------
(DOLLARS IN THOUSANDS)                                                                  2000           1999
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................................     $  31,008      $  26,001
Adjustments to net income:
     Gain on sales of ORE .......................................................           (50)           (23)
     Depreciation ...............................................................         3,040          2,444
     Amortization of goodwill and core deposit intangibles ......................         3,489          2,060
     Net (increase) decrease in trading securities ..............................       (26,405)         5,612
     Deferred income tax (benefit) ..............................................         6,710           (693)
     Gain on sale of securities .................................................          (223)        (1,253)
     Net increase in other assets ...............................................       (30,321)        (8,356)
     Other, net .................................................................        17,653         14,072
                                                                                    -----------    -----------
         Net cash provided by operating activites ...............................         4,901         39,864
                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities ..........................................................       (62,427)      (124,288)
Sales of securities available-for-sale ..........................................       124,842          8,050
Maturities of securities ........................................................        19,424         31,552
Purchase of residential mortgage loans ..........................................       (25,280)             -
(Loan originations) principal collections, net ..................................      (165,660)        11,053
Proceeds from sales of ORE ......................................................           975            176
Purchase of premises and equipment ..............................................        (3,043)        (4,273)
Net cash from acquisitions ......................................................        78,715              -
Other, net ......................................................................            13            173
                                                                                    -----------    -----------
     Net cash used by investing activities ......................................       (32,441)       (77,557)
                                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in federal funds purchased and securities sold
     under repurchase agreements ................................................       135,917        276,272
Net increase (decrease) in deposits .............................................         6,358       (283,672)
Net increase (decrease) in short-term borrowings, net of transfers from
     long-term debt .............................................................       257,810       (224,675)
Proceeds from issuance of other long-term debt ..................................        50,000         95,000
Repayment of long-term debt .....................................................       (25,000)             -
Proceeds from exercise of stock options .........................................         1,032          3,302
Stock repurchases ...............................................................       (14,203)       (14,477)
Cash dividends paid .............................................................        (7,916)        (7,630)
Other, net ......................................................................           127            641
                                                                                    -----------    -----------
     Net cash provided (used) by financing activities ...........................       404,125       (155,239)
                                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents ............................       376,585       (192,932)
Cash and cash equivalents at beginning of year ..................................       290,178        690,843
                                                                                    -----------    -----------
Cash and cash equivalents at end of period ......................................     $ 666,763      $ 497,911
                                                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest ...............................................................     $  55,687      $  35,338
         Income taxes ...........................................................           621          2,000

     Non-cash investing activities:
         Transfer from long-term debt to short-term borrowing ...................        75,000         65,000


   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                            CITY NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                    ---------------------------------
(DOLLARS IN THOUSANDS)                                                                   2000                1999
                                                                                    -------------       -------------
Common Stock
      Balance, beginning of period ...........................................          $  46,885           $  46,885
      Stock issued for acquisitions ..........................................                650                   -
      Stock options exercised ................................................                  -                   -
                                                                                    -------------       -------------
      Balance, end of period .................................................             47,535              46,885
                                                                                    -------------       -------------

Additional paid-in capital
      Balance, beginning of period ...........................................            276,464             287,363
      Tax benefit from stock options .........................................                127                 641
      Excess of cost of treasury shares reissued
           over stock option exercise amounts ................................             (1,317)             (6,093)
      Excess of market value of shares issued
           for acquisitions over historical cost .............................              9,149                   -
      Other ..................................................................                 89                   -
                                                                                    -------------       -------------
      Balance, end of period .................................................            284,512             281,911
                                                                                    -------------       -------------

Accumulated other comprehensive income
      Balance, beginning of period ...........................................            (27,193)             12,901
      Other comprehensive (loss) income net of income taxes/benefits .........                489             (10,615)
                                                                                    -------------       -------------
      Balance, end of period .................................................            (26,704)              2,286
                                                                                    -------------       -------------

Retained earnings
      Balance, beginning of period ...........................................            321,210             243,275
      Net income .............................................................             31,008              26,001
      Dividends paid .........................................................             (7,916)             (7,630)
                                                                                    -------------       -------------
      Balance, end of period .................................................            344,302             261,646
                                                                                    -------------       -------------

Treasury shares
      Balance, beginning of period ...........................................            (45,720)            (28,621)
      Purchase of shares .....................................................            (14,203)            (14,477)
      Issuance of shares for acquisitions ....................................             55,381                   -
      Issuance of shares for stock options ...................................              2,349               9,395
                                                                                    -------------       -------------
      Balance, end of period .................................................             (2,193)            (33,703)
                                                                                    -------------       -------------
Total shareholders' equity ...................................................          $ 647,452           $ 559,025
                                                                                    =============       =============


   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                            CITY NATIONAL CORPORATION
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. City National Corporation (the "Corporation") is the holding company for City National Bank (the "Bank"). In light of the fact that the Bank comprises substantially all of the business of the Corporation, references to the "Company" means the Corporation and the Bank together.

2. The results of operations reflect the interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

3. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133" (SFAS 137), which extended the effective date to fiscal years beginning after June 15, 2000. The Company uses interest rate swaps to manage interest rate exposure, which are accounted for as hedging activities. Management does not believe that the implementation will have a significant impact on the Corporation's financial position, net income or net comprehensive income.

4. Trading account securities are stated at market value. Investments not classified as trading securities are classified as securities available-for-sale and recorded at fair value. Unrealized holding gains or losses for securities available-for-sale, net of taxes are excluded from net income and are reported as comprehensive income included as a separate component of shareholders' equity.

5. Certain prior periods' data have been reclassified to conform to current period presentation.

6. On February 29, 2000, the Company acquired The Pacific Bank, N.A. ("Pacific Bank"). In that transaction, Pacific Bank merged into the Bank and the Corporation paid consideration equal to $145.2 million (including the consideration for stock options), 47.0% of which was paid in the Corporation's common stock and 53.0% of which was paid in cash. The transaction was accounted for as a purchase. Pacific Bank had total assets, loans, and deposits of $782.0 million, $488.0 million, and $702.0 million, respectively, at the date of acquisition. The acquisition of Pacific Bank resulted in the recording of goodwill and intangibles of approximately $69.1 million. Included in goodwill as purchase price adjustments were $3.9 million of accrued severance and change of control costs of which $1.9 million remain unpaid, $1.3 million of paid transaction-related expenses and $2.5 million of exit costs of which $2.0 million remain unpaid as of March 31, 2000. Results reflect the operations of Pacific Bank from February 29, 2000, the date of acquisition.

7. Reserves established as part of the goodwill for the August 27, 1999 acquisition of American Pacific State Bank ("APSB") of $0.5 million for severance accruals and $0.2 million for exit costs remain as of March 31, 2000. Reserves established as part of the goodwill for the December 31, 1998 acquisition of North American Trust Company of $0.4 million for excess space continue to be amortized over the remaining 5.67 years of a lease.

8. Under the Corporation's current stock buyback program of one million common shares announced on July 29, 1999, 731,100 shares, including 450,300 shares in the first quarter of 2000, were repurchased for a cost of $23.5 million. Shares purchased under the buyback program have been and will continue to be reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. Treasury shares at March 31, 2000 totaled 81,473 shares, reflecting the use of 1,715,127 treasury shares for the acquisition of Pacific Bank.

                            CITY NATIONAL CORPORATION
                              FINANCIAL HIGHLIGHTS

                                   (Unaudited)

                                                                                                               Percentage Change
                                                           At or for the three Months Ended                   March 31, 2000 From
                                                  -------------------------------------------------
                                                    March 31,      December 31,       March 31,       December 31,      March 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)      2000            1999              1999             1999             1999
                                                  ------------    -------------     ------------     -------------    -----------
For The Quarter
     Net income                                   $   31,008      $   27,917        $   26,001              11%              19%
     Net income per common share, basic                 0.68            0.61              0.57              11               19
     Net income per common share, diluted               0.66            0.60              0.55              10               20
     Dividends, per common share                       0.175           0.165             0.165               6                6

At Quarter End
     Assets                                       $8,423,505      $7,213,619        $6,284,319              17               34
     Deposits                                      6,377,460       5,669,409         4,603,730              12               39
     Loans                                         6,164,016       5,490,669         4,518,276              12               36
     Securities                                    1,196,531       1,129,806         1,108,036               6                8
     Shareholders' equity                            647,452         571,646           559,025              13               16
     Book value per share                              13.64           12.58             12.20               8               12

Average Balances
     Assets                                       $7,661,611      $7,132,771        $6,100,799               7               26
     Deposits                                      5,676,364       5,508,263         4,368,935               3               30
     Loans                                         5,740,343       5,300,284         4,510,941               8               27
     Securities                                    1,208,883       1,155,776         1,091,773               5               11
     Shareholders' equity                            598,166         570,932           564,294               5                6

Selected Ratios
     Return on average assets                           1.63%           1.55%             1.73%              5               (6)
     Return on average shareholders' equity            20.85           19.40             18.69               7               12
     Tier 1 leverage                                    6.46            6.73              8.06              (4)             (20)
     Tier 1 risk-based capital                          7.21            7.88              9.76              (9)             (26)
     Total risk-based capital                          10.32           11.21             13.54              (8)             (24)
     Dividend payout ratio, per share                  25.53           26.69             29.34              (4)             (13)
     Net interest margin                                5.47            5.46              5.60               -               (2)
     Efficiency ratio                                  57.82           58.81             56.27              (2)               3

Asset Quality Ratios
     Nonaccrual loans to total loans                    0.52%           0.46%             0.51%             13                2
     Nonaccrual loans and ORE
          to total loans and ORE                        0.53            0.49              0.57               8               (7)
     Allowance for credit losses
          to total loans                                2.28            2.44              3.07              (7)             (26)
     Allowance for credit losses
          to nonaccrual loans                         434.43          530.20            596.24             (18)             (27)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below for "forward looking" statements included in this report.

RESULTS OF OPERATIONS

OVERVIEW

         Consolidated net income for the first quarter of 2000 was $31.0 million, or $0.66 per diluted common share, compared with $26.0 million, or $0.55 per diluted common share, and $27.9 million, or $0.60 per diluted common share, for the first and fourth quarters of 1999, respectively. The increase in net income reflects the growth in the Company's loans and deposits, an increase in noninterest income and an increase in noninterest expense due, in part, to the acquisitions of APSB in August 1999 and Pacific Bank in February 2000 and a decrease in the effective tax rate.

         For the first quarter of 2000, the return on average assets was 1.63%, and the return on average shareholders' equity was 20.85%, compared with 1.73% and 18.69%, respectively, in the first quarter of 1999 and with 1.55% and 19.40%, respectively, in the fourth quarter of 1999.

         Income before the amortization of goodwill and core deposit intangibles (net of applicable taxes) from acquisitions ("cash" income) for the quarter ended March 31, 2000 was $33.9 million, or $0.72 per diluted common share, compared with $27.6 million, or $0.58 per diluted common share, and $30.4 million, or $0.65 per diluted common share, for the corresponding periods ended March 31, 1999 and December 31, 1999, respectively. On the same basis, the return on average assets was 1.81% and the return on average shareholders' equity was 28.31%, compared with 1.85% and 22.19%, respectively, for the first quarter of 1999 and compared with 1.72% and 26.71%, respectively, for the fourth quarter of 1999. "Cash" income is presented because it measures the Corporation's ability to support growth, pay dividends and repurchase stock. The Corporation's "cash" income per share and other ratios are not necessarily comparable to similarly titled measures reported by other companies.

NET INTEREST INCOME

         Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.

         Net interest income on a fully taxable-equivalent basis increased 19.0% to $95.3 million in the first quarter of 2000 compared with $80.1 million in the year-ago quarter, and increased 6.1% from $89.9 million in the fourth quarter of 1999. The year-over-year increase was primarily due to a $1.4 billion, or 24.2%, increase in average interest-earning assets, primarily loans. The year-over-year quarterly increase in net interest income was offset by a lower net interest margin of 5.47% for the quarter ended March 31, 2000 compared with 5.60% for the year-earlier period. The net interest margin was 5.46% for the fourth quarter of 1999. The lower net interest margin compared with the year-ago quarter was primarily attributable to a higher cost of funds to finance the expanding loan portfolio and lower interest recovered on nonaccrual and charged-off loans. Interest recovered on nonaccrual and charged-off loans was $1.0 million in the first quarter of 2000 compared with $3.4 million for the same period a year ago. See "-- Liquidity Management."

         The following table presents the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2000 and 1999. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

                           NET INTEREST INCOME SUMMARY

                                                          FOR THE THREE MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                                               MARCH 31, 2000                       MARCH 31, 1999
                                              ---------------------------------------    ----------------------------------------
                                                               INTEREST       AVERAGE                      INTEREST     AVERAGE
                                               AVERAGE          INCOME/      INTEREST        AVERAGE       INCOME/      INTEREST
(DOLLARS IN THOUSANDS)                         BALANCE         EXPENSE (2)    RATE          BALANCE      EXPENSE (2)     RATE
                                              ---------------------------------------    ----------------------------------------
ASSETS
    Interest-earning assets
      Loans
        Commercial                              $2,950,902        $64,989       8.86%      $2,433,188        $52,809       8.80%
        Residential first mortgages              1,207,907         21,775       7.25        1,036,771         18,713       7.32
        Real estate construction                   377,433          9,345       9.96          245,509          5,961       9.85
        Real estate commercial mortgages         1,141,315         25,865       9.11          747,037         17,563       9.53
        Installment                                 62,786          1,463       9.37           48,436          1,130       9.46
                                               -----------       --------                 -----------       --------
        Total loans (1)                          5,740,343        123,437       8.65        4,510,941         96,176       8.65
      Securities available-for-sale              1,132,575         19,924       7.08        1,040,180         16,834       6.56
      Federal funds sold and securities
        purchased under resale agreements           57,194            788       5.54           36,863            505       5.56
      Trading account securities                    76,308            999       5.27           51,593            426       3.35
                                               -----------       --------                 -----------       --------
        Total interest-earning assets            7,006,420        145,148       8.33        5,639,577        113,941       8.19
                                                                 --------                                   --------
      Allowance for credit losses                 (137,491)                                  (138,484)
      Cash and due from banks                      320,135                                    296,318
      Other nonearning assets                      472,547                                    303,388
                                                ----------                                 ----------
        Total assets                            $7,661,611                                 $6,100,799
                                                ==========                                 ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
    Interest-bearing deposits
      Interest checking accounts                $  466,139            546       0.47       $  401,821            599       0.60
      Money market accounts                      1,178,765          9,261       3.16          939,328          6,735       2.91
      Savings deposits                             224,989          2,238       4.00          183,204          1,976       4.37
      Time deposits - under $100,000               267,561          3,431       5.16          185,774          2,181       4.76
      Time deposits - $100,000 and over          1,154,605         15,273       5.32          724,557          8,250       4.62
                                               -----------       --------                 -----------       --------
        Total interest - bearing deposits        3,292,059         30,749       3.76        2,434,684         19,741       3.29

      Federal funds purchased and securities
        sold under repurchase agreements           290,781          4,036       5.58          267,809          3,013       4.56
      Other borrowings                           1,006,636         15,035       6.01          833,268         11,058       5.38
                                               -----------       --------                 -----------       --------
        Total interest - bearing liabilities     4,589,476         49,820       4.37        3,535,761         33,812       3.88
                                                                 --------                                   --------
    Noninterest - bearing deposits               2,384,305                                  1,934,251
    Other liabilities                               89,664                                     66,493
    Shareholders' equity                           598,166                                    564,294
                                                ----------                                 ----------
        Total liabilities and
            shareholders' equity                $7,661,611                                 $6,100,799
                                                ==========                                 ==========
Net interest spread                                                             3.96%                                      4.31%
                                                                               =====                                       ====
Fully taxable-equivalent net interest income                      $95,328                                    $80,129
                                                                  =======                                    =======
Net interest margin                                                             5.47%                                      5.60%
                                                                               =====                                       ====

    (1) Includes average nonaccrual loans of $28,178 and $24,082 for 2000 and 1999, respectively.

    (2) Loan income includes loan fees of $3,910 and $4,591 for 2000 and 1999, respectively.

         Average loans rose 27.3% during the first quarter of 2000 to $5.7 billion compared with the first quarter of 1999. Compared with the year-ago quarter, commercial loan average balances rose 21.3% from $2.4 billion to $3.0 billion. Average loan growth was driven primarily by increases in commercial loans and real estate commercial mortgages. Real estate commercial mortgage averages rose 52.8% from $0.7 billion to $1.1 billion. Growth in all other loan categories also contributed to the increase in average loans over the prior-year quarter. Average loans increased 8.3% from the 1999 fourth quarter; approximately 3.0% of the loan growth since December 31, 1999 is attributable to loans acquired with the acquisition of Pacific Bank. Approximately half of the loans acquired with Pacific Bank were commercial loans and approximately 40% were real estate commercial mortgages.

         Average securities increased $117.1 million, or 10.7%, to $1.2 billion for the quarter ended March 31, 2000 compared with the first quarter of 1999 and increased 5.0% from the fourth quarter of 1999.

         Average deposits increased $1.3 billion, or 30.0%, to $5.7 billion for the quarter ended March 31, 2000 compared with the first quarter of 1999 and increased 3.1% from the fourth quarter of 1999.

         Net interest income is impacted by the volume and rate of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income between the first quarter of 2000 and the first quarter of 1999 as well as between the first quarter of 1999 and the first quarter of 1998.


                                                             CHANGES IN NET INTEREST INCOME

                                            FOR THE THREE MONTHS ENDED                      FOR THE THREE MONTHS ENDED
                                                      MARCH 31,                                      MARCH 31,
(DOLLARS IN THOUSANDS)                              2000 VS 1999                                   1999 VS 1998
                                      ---------------------------------------          -------------------------------------
                                       INCREASE (DECREASE)            NET              INCREASE (DECREASE)
                                              DUE TO                INCREASE                  DUE TO                NET
                                      --------------------                             ------------------         INCREASE
                                       VOLUME         RATE         (DECREASE)          VOLUME        RATE        (DECREASE)
                                      --------        ----         ----------          ------        ----        ----------
Interest earned on:
Loans                                  $27,261       $     -          $27,261         $10,889     $(5,874)           $5,015
Securities available-for-sale            1,639         1,451            3,090           3,699        (731)            2,968
Trading account securities                 262           311              573             104        (351)             (247)
Federal funds sold and
     securities purchased
     under  resale  agreements             285            (2)             283             (34)         29                (5)
                                      --------        ------         --------         -------     -------            ------
     Total interest-earning assets      29,447         1,760           31,207          14,658      (6,927)            7,731
                                      --------        ------         --------         -------     -------            ------

Interest paid on:

Interest checking deposits                  87          (140)             (53)             39         (48)               (9)
Money market deposits                    1,893           633            2,526             762        (191)              571
Savings deposits                           436          (174)             262              61          63               124
Other time deposits                      6,657         1,616            8,273            (363)     (1,414)           (1,777)
Other borrowings                         2,803         2,197            5,000           5,313      (1,034)            4,279
     Total interest-bearing           --------        ------         --------         -------     -------            ------
     liabilities                        11,876         4,132           16,008           5,812      (2,624)            3,188
                                      --------        ------         --------         -------     -------            ------

                                       $17,571       $(2,372)         $15,199          $8,846     $(4,303)           $4,543
                                      ========        ======         ========         =======     =======            ======

PROVISION FOR CREDIT LOSSES

        The Corporation recorded no credit loss provisions for the first quarter of 2000, as credit quality remained strong. There were also no credit loss provisions in the year-earlier period. Net charge offs for the first quarter of 2000 were $3.6 million compared with net recoveries of $3.4 million in the year-earlier period and net charge offs of $4.9 million for the fourth quarter of 1999. See "--Allowance for Credit Losses."

NONINTEREST INCOME

        Noninterest income continued its strong growth, totaling $24.2 million for the first quarter 2000, a 26.6% increase over the $19.1 million reported in the first quarter of 1999. These results reflect a 4.4% increase over the $23.2 million for the fourth quarter of 1999. Noninterest income was 20.8% of total revenues in the first quarter of 2000 compared with 19.8% for the year-earlier period and 21.1% for the fourth quarter of 1999.

         All categories of recurring noninterest income increased over the prior-year period. Investment services and trust fees rose as a result of strong internally generated new business, and the growing customer base within City National Investments (CNI), a division of the Bank. CNI had assets under administration and management of $14.9 billion as of March 31, 2000 compared with $13.3 billion at March 31, 1999 and $14.1 billion at December 31, 1999. International services income rose as a result of increased foreign exchange fees. Growth in noninterest income also reflects the acquisition of Pacific Bank. Gains on the sale of assets and securities amounted to $0.2 million for the quarter compared with $1.3 million in the prior-year quarter. The increase during the first quarter of 2000 was primarily attributable to the acquisition of Pacific Bank.

NONINTEREST EXPENSE

         Noninterest expense was $69.1 million for the first quarter of 2000 compared with $55.9 million in the first quarter and $66.7 million in the fourth quarter of 1999. The year-over-year increase is primarily the result of additional offices and employees, including those resulting from the acquisitions of APSB and Pacific Bank. Salaries and other employee benefits increased by $6.3 million, or 19.5%, compared with the first quarter of 1999; it increased by $3.9 million, or 11.3%, compared with the fourth quarter of 1999. All other expenses increased $6.8 million, or 29.3%, from the first quarter of 1999 and decreased $1.5 million, or 5.1%, from the fourth quarter of 1999. First quarter noninterest expense included $1.3 million relating to the integration of Pacific Bank and included system conversion charges, the cost of new client checks and facility consolidation expenses.

         During 1999, the Company completed the process of preparing for the Year 2000 date change. To date, the Company has successfully managed the transition. Although considered unlikely, unanticipated problems in the Company's business process, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate systems problems and develop contingency plans. Management will continue to monitor all business processes, including interaction with the Company's customers, vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

INCOME TAXES

        The effective tax rate in the first quarter of 2000 declined to 34.6% compared with 36.5% in the first quarter and 35.7% in the fourth quarter of 1999. The decline is due primarily to the impact of the formation of a regulated investment company subsidiary that provides flexibility to raise additional capital in a tax efficient manner. There can be no assurance as to the timing or ability of the Company to raise capital through this subsidiary. The effective tax rate is expected to remain at this lower rate for the balance of the year.

BALANCE SHEET ANALYSIS

         Total assets were $8.4 billion at March 31, 2000 compared with $6.3 billion at March 31, 1999 and $7.2 billion at December 31, 1999. Increased loan balances due to internally generated loan growth as well as the acquisitions of APSB and Pacific Bank contributed to this growth in assets.

SECURITIES

         Comparative period-end security portfolio balances are presented below:


                                                                  SECURITIES AVAILABLE-FOR-SALE

                                         MARCH 31,                      DECEMBER 31,                     MARCH 31,
                                           2000                            1999                            1999
                                 -------------------------      --------------------------      -------------------------
                                                   FAIR                            FAIR                            FAIR
(DOLLARS IN THOUSANDS)              COST           VALUE           COST            VALUE           COST           VALUE
                                 ----------     ----------      ----------      ----------      ----------     ----------
U.S. Gov. and federal agency     $  298,832     $  293,147      $  291,407      $  286,546      $  294,087     $  297,396
Mortgage-backed                     380,219        363,128         368,948         351,251         387,273        384,530
State and Municipal                 164,562        160,651         155,736         152,244         143,874        144,938
Other debt securities               166,692        151,460         166,772         150,913         142,802        142,346
                                 ----------     ----------      ----------      ----------      ----------     ----------
      Total debt securities       1,010,305        968,386         982,863         940,954         968,036        969,210
Marketable equity securities        178,183        174,026         166,150         161,138         106,630        109,423
                                 ----------     ----------      ----------      ----------      ----------     ----------
      Total securities           $1,188,488     $1,142,412      $1,149,013      $1,102,092      $1,074,666     $1,078,633
                                 ==========     ==========      ==========      ==========      ==========     ==========

         At March 31, 2000, securities available-for-sale totaled $1.1 billion remaining relatively stable compared with holdings at March 31, 1999 and December 31, 1999. Unrealized net losses decreased $0.8 million. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a valuation allowance that is a component of other comprehensive income
(loss).

         The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of March 31, 2000. To compare the tax-exempt assets yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.


                                                          DEBT SECURITIES AVAILABLE-FOR-SALE

                                   ONE YEAR           OVER 1 YEAR     OVER 5 YEARS
                                    OR LESS          THRU 5 YEARS    THRU 10 YEARS   OVER 10 YEARS         TOTAL
                                --------------    ---------------  ---------------  --------------    ---------------
                                          (%)                (%)              (%)             (%)                (%)
(DOLLARS IN THOUSANDS)          AMOUNT   YIELD     AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT  YIELD    AMOUNT    YIELD
                                -------  -----    --------  -----  --------  -----  -------- -----    --------  -----
U.S. Gov. and federal agency    $ 3,489   5.71    $200,955   6.35   $88,703   6.46  $      -     -  $  293,147   6.37
Mortgage-backed                   2,768   6.29           -      -    22,791   5.99   337,569  6.59     363,128   6.56
State and Municipal              16,069   6.67      47,587   6.89    95,674   6.66     1,321  7.55     160,651   6.74
Other debt securities                51   7.00           -      -    84,489   7.50    66,920  7.99     151,460   7.71
                                -------  -----    --------  -----  --------  -----  -------- -----    --------  -----
     Total debt securities      $22,377   6.48    $248,542   6.45  $291,657   6.78  $405,810  6.82  $  968,386   6.72
                                =======           ========         ========         ========          ========
     Amortized cost             $22,395           $252,443         $308,301         $427,166        $1,010,305
                                =======           ========         ========         ========          ========

         Dividend income included in interest income on securities in the Consolidated Statement of Income and Comprehensive Income in the first quarter of 2000 and 1999 were $2.3 million and $1.3 million, respectively.

LOAN PORTFOLIO

         A comparative period-end loan table is presented below:

                                                                                LOANS

                                                         MARCH 31,           DECEMBER 31,           MARCH 31,
(DOLLARS IN THOUSANDS)                                     2000                  1999                 1999
                                                       ----------            ------------         -----------
Commercial                                             $3,141,456              $2,870,438          $2,427,843
Residential first mortgage                              1,224,343               1,173,334           1,032,383
Real estate construction                                  421,639                 344,870             246,760
Real estate commercial mortgages                        1,307,961               1,042,123             763,772
Installment                                                68,617                  59,904              47,518
                                                       ----------              ----------          ----------
      Total loans                                       6,164,016               5,490,669           4,518,276
Less: Allowance for credit losses                         140,450                 134,077             138,710
                                                       ----------              ----------          ----------
      Total loans, net                                 $6,023,566              $5,356,592          $4,379,566
                                                       ==========              ==========          ==========

         Total loans at March 31, 2000 were $6.2 billion compared with $4.5 billion at March 31, 1999 and $5.5 billion at December 31, 1999. During the quarter, total loans increased $673.3 million, or 12.3%, from December 31, 1999. Loans from the acquisition of Pacific Bank added $497.7 million of the increase with other growth driven primarily by loans originated as part of a client relationship; purchased residential first mortgages rose $21.1 million, or 10.0%, and non-relationship, syndicated loans rose $3.2 million, or less than 1.0%. Non-relationship syndicated loans continue to account for less than 10.0% of the loan portfolio. On a year-over-year basis, in addition to the acquisition of Pacific Bank and growth in loans originated as part of client relationships, the acquisition of APSB also contributed to loan growth.

         The following table presents information concerning nonaccrual loans, ORE, and restructured loans.

                                                                   NONACCRUAL LOANS, ORE AND RESTRUCTURED LOANS

                                                                   MARCH 31,        DECEMBER 31,        MARCH 31,
(DOLLARS IN THOUSANDS)                                               2000              1999               1999
                                                                   -------          ------------        ---------
Nonaccrual loans:
    Real estate                                                     $ 8,791            $10,380           $16,959
    Commercial                                                       22,899             13,368             5,430
    Installment                                                         640              1,540               875
                                                                    -------            -------           -------
    Total                                                            32,330             25,288            23,264
ORE                                                                     429              1,413             2,390
                                                                    -------            -------           -------
    Total nonaccrual loans and ORE                                  $32,759            $26,701           $25,654
                                                                    =======            =======           =======
Loans past due 90 days or more on accrual status,
    including credits in the process of being paid or
    renewed and not anticipated to move to nonaccrual status        $28,358            $ 4,033           $16,704
                                                                    =======            =======           =======
Restructured loans, accruing                                        $ 2,647            $ 2,707           $ 1,881
                                                                    =======            =======           =======
Total non accrual loans as a
    percentage of total loans                                          0.52 %             0.46 %            0.51 %
Total non accrual loans and ORE as a
    percentage of total loans and ORE                                  0.53               0.49              0.57
Allowance for credit losses to total loans                             2.28               2.44              3.07
Allowance for credit losses to nonaccrual loans                      434.43             530.20            596.24

         The table below summarizes the approximate changes in nonaccrual loans for the three months ended March 31, 2000 and March 31, 1999.

                                                                                   CHANGES IN NONACCRUAL LOANS

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   ----------------------------
(DOLLARS IN THOUSANDS)                                                                2000               1999
                                                                                   ----------         ---------
Balance, beginning of period                                                        $25,288             $23,138
Additions from acquisitions                                                           4,428                   -
Loans placed on nonaccrual                                                            6,683               3,951
Charge offs                                                                          (1,204)               (384)
Loans returned to accrual status                                                          -                (107)
Repayments (including interest
    applied to principal)                                                            (2,865)             (3,334)
Transfer to ORE                                                                           -                   -
                                                                                    -------             -------
Balance, end of period                                                              $32,330             $23,264
                                                                                    =======             =======

         At March 31, 2000, in addition to loans disclosed above as nonaccrual or restructured, management had also identified $9.4 million of problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable. Problem loans were $4.4 million at March 31, 1999 and $8.8 million at December 31, 1999.

         Loans past due 90 days or more on accrual status fluctuate based on the status of credits in the process of being paid and, in many cases, renewed. At April 30, 2000, loans past due 90 days or more on accrual status were $15.9 million, down from $28.4 million at March 31, 2000.

ALLOWANCE FOR CREDIT LOSSES

         The allowance for credit losses at March 31, 2000 totaled $140.5 million, or 2.28% of outstanding loans, which included an allowance of $9.9 million related to the acquisition of Pacific Bank. This compares with an allowance of $138.7 million, or 3.07% of outstanding loans at March 31, 1999, and an allowance of $134.1 million, or 2.44% of outstanding loans at December 31, 1999. The allowance for credit losses as a percentage of nonaccrual loans was 434.4% at March 31, 2000 compared with 596.2% at March 31, 1999 and 530.2% at December 31, 1999. Total non-performing assets (nonaccrual loans and ORE) were $32.8 million, or 0.53%, of total loans and ORE at March 31, 2000 compared with $25.7 million, or 0.57%, at March 31, 1999 and $26.7 million or 0.49%, at December 31, 1999.

         The allowance for credit losses is maintained at a level which management deems appropriate based on a thorough analysis of numerous factors, many of which are reflected in this report. The level of the allowance for credit losses can be expected to fluctuate through the remainder of 2000 and may require a minimal provision for credit losses. However, credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain credit losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for credit losses through charges to the provision for credit losses. Based on known information available to it at the date of this report, management believes that the Company's allowance for credit losses was adequate for foreseeable losses at March 31, 2000.


                                                                                  CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                 --------------------------------------
(DOLLARS IN THOUSANDS)                                                               2000                        1999
                                                                                 ----------                  ----------
Average amount of loans outstanding                                              $5,740,343                  $4,510,941
                                                                                 ==========                  ==========
Balance of allowance for credit losses,
     beginning of period                                                         $  134,077                  $  135,339
Loans charged off:
     Commercial                                                                       4,899                       1,044
     Real estate                                                                        660                          54
                                                                                 ----------                  ----------
      Total loans charged off                                                         5,559                       1,098
                                                                                 ----------                  ----------
Less recoveries of loans previously
   charged off:
     Commercial                                                                       1,732                       4,398
     Real estate                                                                        273                          71
                                                                                 ----------                  ----------
      Total recoveries                                                                2,005                       4,469
                                                                                 ----------                  ----------
Net loans (charged off) recovered                                                    (3,554)                      3,371
Additions to allowance charged to operating expense                                       -                           -
Additions to allowance from acquisitions                                              9,927                           -
                                                                                 ----------                  ----------
      Balance, end of period                                                     $  140,450                  $  138,710
                                                                                 ==========                  ==========
Ratio of net charge-offs
   to average loans                                                                   0.06%                      N/M
                                                                                 ==========                  ==========
Ratio of allowance for credit losses to total period end loans                        2.28%                       3.07%
                                                                                 ==========                  ==========

OTHER ASSETS

         Other assets included the following:

                                                                                                  OTHER ASSETS

                                                                              MARCH 31,            DECEMBER 31,      MARCH 31,
 (DOLLARS IN THOUSANDS)                                                         2000                  1999              1999
                                                                              --------               -------          -------
      Accrued interest receivable ........................................    $ 50,383               $42,206          $39,999
      Claim in receivership ..............................................      17,200                     -                -
      Income tax refund ..................................................       8,153                 4,188                -
      Other ..............................................................      24,330                20,408           24,526
                                                                              --------               -------          -------
          Total other assets .............................................    $100,066               $66,802          $64,525
                                                                              ========               =======          =======

         The claim in receivership arose from the acquisition of Pacific Bank


DEPOSITS

         Deposits totaled $6.4 billion at March 31, 2000 compared with $4.6 billion at March 31, 1999 and $5.7 billion at December 31, 1999. Deposit growth during the quarter reflects the deposits assumed in the acquisition of Pacific Bank, which added $699.0 million to deposits at March 31, 2000. Deposits typically decline the first quarter of the year due to seasonal run up in balances at year-end. Core deposits which continued to provide substantial benefits to the Bank's cost of funds rose 16.0% during the quarter, providing a significant contribution to the total increase from December 31, 1999. The year-over-year increase resulted from the Company's increased marketing efforts, the nature of the Company's relationship business which allows customers to maintain balances as compensation for banking services, as well as from the acquisitions of APSB and Pacific Bank.

CAPITAL ADEQUACY REQUIREMENT

         The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at March 31, 2000, December 31, 1999 and March 31, 1999.

                                   Regulatory
                                Well Capitalized         March 31,          December 31,            March 31,
                                   Standards               2000                 1999                  1999
                                -----------------       -----------        -------------          ------------
City National Corporation
   Tier 1 leverage                           4.00  %           6.46   %             6.73  %               8.06  %
   Tier 1 risk-based capital                 6.00              7.21                 7.88                  9.76
   Total risk-based capital                 10.00             10.32                11.21                 13.54


City National Bank
   Tier 1 leverage                           4.00  %           6.26   %             6.30  %               7.78  %
   Tier 1 risk-based capital                 6.00              6.98                 7.40                  9.40
   Total risk-based capital                 10.00             10.10                10.75                 13.18


        The reduction in capital ratios was due primarily to the acquisitions of APSB and Pacific Bank and the Corporation's stock repurchase program but remain above the well capitalized standards.

         On April 26, 2000, the Corporation declared a regular quarterly cash dividend on common stock at a rate of $0.175 per share to shareholders of record on May 10, 2000 payable on May 22, 2000.

LIQUIDITY MANAGEMENT

         The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale. Liquidity is also provided by maturing securities and loans.

         Average core deposits and shareholders' equity comprised 66.8% of total funding in the first quarter of 2000, compared with 69.0% in the first quarter of 1999. This decrease has required that the Company increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits and shareholders' equity, the Company has not faced any liquidity constraints.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

         The principal objective of asset/liability management is to maximize net interest income subject to margin volatility and liquidity constraints. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company's liabilities. Liquidity risk results from the mismatching of asset and liability cash flows. Management chooses asset/liability strategies that promote stable earnings and reliable funding. Interest rate risk and funding positions are kept within limits established by the Board of Directors to ensure that risk taking is not excessive and that liquidity is properly managed.

         A quantitative and qualitative discussion about market risk is included on pages A-15 to A-18 of the Corporation's Form 10-K for the year ended December 31, 1999. During the quarter, the Company became slightly more asset sensitive, but at all times remained within the limits set by the Board of Directors.

         As of March 31, 2000, the Company has $775.0 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $420.0 million have maturities greater than one year. The Company's interest-rate risk-management instruments had a fair value of $(12.0) million and $(10.0) million at March 31, 2000 and December 31, 1999, respectively, with no exposure to credit risk at March 31, 2000 or at December 31, 1999. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Company's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain market value exposure thresholds are exceeded. As of March 31, 2000, the Company had deposited $6.0 million par value in securities with counterparties.

         With the acquisition of Pacific Bank, the Company also acquired a $25.0 million interest rate floor transaction. In a floor transaction, the holder receives payment when an interest rate index falls below a predetermined level. Pacific Bank purchased a floor to reduce its asset sensitivity. This transaction is tied to three-month LIBOR, and matures in September 2000. The market value of this transaction on March 31, 2000 was essentially zero.

         At March 31, 2000, the Company's outstanding foreign exchange contracts for both those purchased as well as sold totaled $145.4 million. The Company enters into foreign exchange contracts with its customers and counterparty banks solely for the purpose of offsetting or hedging transaction and economic exposures arising out of commercial transactions. The Company's policies prohibit outright speculation by the Company and its employees. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at March 31, 2000 had remaining maturities of six months or less.

      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, and statements preceded by, followed by or that include the words "will," believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

         Our management believes these forward-looking statements are reasonable; however, you should not place undue reliance on the forward-looking statements, which are based on current expectations. Actual results may differ materially from those currently expected or anticipated.

         Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Many of the factors described below that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.

         AN ECONOMIC SLOWDOWN IN CALIFORNIA COULD HURT OUR BUSINESS. Prior to the merger with Pacific Bank, we have focused our business in Los Angeles, Orange, Ventura, San Diego, San Bernardino and Riverside counties of Southern California. After the merger, our operations include San Francisco and San Mateo counties. An economic slowdown in California could have the following consequences, any of which could hurt our business:

         -   Loan delinquencies may increase;
         -   Problem assets and foreclosures may increase;
         -   Demand for our products and services may decline; and
         - Collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans.

         CHANGES IN INTEREST RATES AFFECT OUR PROFITABILITY. Changes in prevailing rates may hurt our business. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can affect our income. In addition, interest rates affect how much money we can lend. For example, when interest rate rise, loan originations tend to decrease. We expect interest rates to rise in 2000.

         SIGNIFICANT CHANGES IN BANKING LAWS OR REGULATIONS COULD MATERIALLY AFFECT OUR BUSINESS. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing and bank reserve requirements. A material change in these conditions would have an impact on results.

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

         OUR RESULTS WOULD BE ADVERSELY AFFECTED IF WE SUFFERED HIGHER THAN EXPECTED LOSSES ON OUR LOANS. We assume risk from the possibility that losses will be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit policies, including establishing and reviewing the allowance for credit losses that we believe are appropriate to minimize this risk. We assess the likelihood of nonperformance, track loan performance, and diversify our credit portfolio. Those policies and procedures may not prevent unexpected losses that could adversely affect our results.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (b)   Reports on Form 8-K

                 On January 25, 2000, the Corporation filed a report on Form 8-K under item 5 regarding the financial results for the quarter and year ended December 31, 1999. Included in the report was a press release dated January 13, 2000.




SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CITY NATIONAL CORPORATION
                                            -------------------------
                                            (Registrant)




DATE:             May 15, 2000              /s/ FRANK P. PEKNY
        -------------------------------     -------------------------
                                            FRANK P. PEKNY
                                            Executive Vice President and
                                            Chief Financial Officer/Treasurer
                                            (Authorized Officer and Principal
                                            Financial Officer)