Form 10-Q
period 2000-06-30
CITY NATIONAL CORP
filed 2000-08-11
CIK 201461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended June 30, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to __________

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

                              City National Center
          400 North Roxbury Drive, Beverly Hills, California 90210 0210
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

    Number of shares of common stock outstanding at July 31, 2000: 47,665,219

 PART 1 - FINANCIAL INFORMATON
 ITEM 1. FINANCIAL STATEMENTS

                           CITY NATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                         JUNE 30,       DECEMBER 31,      JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                           2000            1999            1999
------------------------------------------------                                        -----------     -----------     -----------
ASSETS
     Cash and due from banks .......................................................    $   448,501     $   233,178     $   264,476
     Federal funds sold ............................................................         50,000          57,000          50,000
     Securities available-for-sale (cost $1,449,993; $1,149,013 and $1,042,300 at
         June 30, 2000, December 31, 1999 and June 30, 1999, respectively) .........      1,395,739       1,102,092       1,023,582
     Trading account securities ....................................................         46,369          27,714          41,979
     Loans .........................................................................      6,345,195       5,490,669       4,722,739
     Less allowance for credit losses ..............................................        140,484         134,077         140,185
                                                                                        -----------     -----------     -----------
         Net loans .................................................................      6,204,711       5,356,592       4,582,554
     Premises and equipment, net ...................................................         59,072          62,446          59,019
     Customers' acceptance liability ...............................................         14,532           6,784           2,404
     Deferred tax asset ............................................................         72,308          75,841          56,604
     Goodwill and core deposit intangibles .........................................        188,655         127,255          69,916
     Bank owned life insurance .....................................................         51,520          49,981          43,626
     Affordable housing investments ................................................         46,936          47,934          45,719
     Other assets ..................................................................         98,425          66,802          62,229
                                                                                        -----------     -----------     -----------
         Total assets ..............................................................    $ 8,676,768     $ 7,213,619     $ 6,302,108
                                                                                        ===========     ===========     ===========

LIABILITIES
     Demand deposits ...............................................................    $ 2,678,556     $ 2,448,916     $ 2,148,956
     Interest checking deposits ....................................................        549,850         472,996         399,631
     Money market deposits .........................................................      1,326,943       1,103,907         892,096
     Savings deposits ..............................................................        236,502         221,002         193,560
     Time deposits-under $100,000 ..................................................        261,335         253,894         177,933
     Time deposits-$100,000 and over ...............................................      1,341,668       1,168,694         872,149
                                                                                        -----------     -----------     -----------
         Total deposits ............................................................      6,394,854       5,669,409       4,684,325
     Federal funds purchased and securities sold under repurchase agreements .......        243,604          95,487         308,642
     Other short-term borrowings ...................................................        955,163         496,724         346,137
     Subordinated debt .............................................................        123,547         123,453         123,359
     Long-term debt ................................................................        180,000         180,000         230,000
     Other liabilities .............................................................         93,046          70,116          45,825
     Acceptances outstanding .......................................................         14,532           6,784           2,404
                                                                                        -----------     -----------     -----------
         Total liabilities .........................................................      8,004,746       6,641,973       5,740,692
                                                                                        -----------     -----------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred Stock authorized - 5,000,000 : none outstanding .....................           --              --              --
     Common Stock-par value-$1.00; authorized - 75,000,000;
         Issued - 47,623,014; 46,885,182; and 46,885,182 shares at
         June 30, 2000, December 31, 1999 and June 30, 1999, respectively ..........         47,623          46,885          46,885
     Additional paid-in capital ....................................................        286,405         276,464         279,373
     Accumulated other comprehensive loss ..........................................        (31,441)        (27,193)        (10,793)
     Retained earnings .............................................................        369,435         321,210         280,196
     Treasury shares, at cost -  0; 1,428,439 and 1,097,112 shares at
         June 30, 2000, December 31, 1999 and June 30, 1999, respectively ..........           --           (45,720)        (34,245)
                                                                                        -----------     -----------     -----------
         Total shareholders' equity ................................................        672,022         571,646         561,416
                                                                                        -----------     -----------     -----------
         Total liabilities and shareholders' equity ................................    $ 8,676,768     $ 7,213,619     $ 6,302,108
                                                                                        ===========     ===========     ===========


   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                            CITY NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,                   ENDED JUNE 30,
                                                                  -----------------------------    ------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                              2000             1999             2000             1999
----------------------------------------                          ------------     ------------     ------------     ------------
INTEREST INCOME
   Loans ......................................................   $    140,341     $     92,868     $    262,305     $    187,667
   Federal funds sold and securities purchased under
     resale agreements ........................................            892              479            1,680              984
   Securities available-for-sale ..............................         22,056           16,187           40,402           31,873
   Trading account ............................................            787              836            1,756            1,338
                                                                  ------------     ------------     ------------     ------------
       Total interest income ..................................        164,076          110,370          306,143          221,862
                                                                  ------------     ------------     ------------     ------------
INTEREST EXPENSE
   Deposits ...................................................         35,871           21,083           66,620           40,824
   Federal funds purchased and securities sold under
     repurchase agreements ....................................          4,527            2,813            8,563            5,826
   Other short-term borrowings ................................         14,793            4,999           25,682           10,841
   Subordinated debt ..........................................          1,929            1,965            3,817            4,005
   Other long-term debt .......................................          2,312            3,398            4,570            6,574
                                                                  ------------     ------------     ------------     ------------
       Total interest expense .................................         59,432           34,258          109,252           68,070
                                                                  ------------     ------------     ------------     ------------
   Net interest income ........................................        104,644           76,112          196,891          153,792
Provision for Credit Losses ...................................         (4,000)            --             (4,000)            --
                                                                  ------------     ------------     ------------     ------------

   Net interest income after provision for credit losses ......        100,644           76,112          192,891          153,792
                                                                  ------------     ------------     ------------     ------------

NONINTEREST INCOME
   Service charges on deposit accounts ........................          5,749            4,090           11,306            8,165
   Investment services ........................................          6,436            4,619           12,333            8,939
   Trust fees .................................................          5,389            4,474           10,449            8,865
   International services .....................................          3,749            2,395            7,057            4,386
   Bank owned life insurance ..................................            657              541            1,278            1,080
   Gain on sale of assets .....................................           --              1,121                5            1,179
   Gain (loss) on sale of securities ..........................             (5)           1,192              218            2,445
   Other ......................................................          4,815            3,255            8,387            5,773
                                                                  ------------     ------------     ------------     ------------

       Total noninterest income ...............................         26,790           21,687           51,033           40,832
                                                                  ------------     ------------     ------------     ------------

NONINTEREST EXPENSE
   Salaries and other employee benefits .......................         41,587           32,313           80,438           64,826
   Professional ...............................................          6,306            4,926           11,691            9,711
   Net occupancy of premises ..................................          5,743            4,486           10,548            7,972
   Information services .......................................          3,409            2,938            6,996            5,459
   Marketing and advertising ..................................          3,621            2,581            6,324            5,145
   Depreciation ...............................................          3,241            2,705            6,281            5,149
   Office services ............................................          2,776            2,029            4,842            3,865
   Equipment ..................................................            737              473            1,202            1,124
   Amortization of goodwill and core deposit intangibles ......          4,379            1,911            7,868            3,971
   Acquisition integration ....................................             13               26            1,322               26
   Other operating ............................................          4,236            3,393            7,674            6,399
   Other real estate (income) .................................             26               53              (27)              88
                                                                  ------------     ------------     ------------     ------------

       Total noninterest expense ..............................         76,074           57,834          145,159          113,735
                                                                  ------------     ------------     ------------     ------------

   Income before income taxes .................................         51,360           39,965           98,765           80,889
   Income taxes ...............................................         17,915           13,859           34,312           28,782
                                                                  ------------     ------------     ------------     ------------

   NET INCOME .................................................         33,445           26,106           64,453           52,107
                                                                  ------------     ------------     ------------     ------------

   Other comprehensive income (loss)
       Unrealized loss on securities available-for-sale .......         (7,765)         (23,196)          (6,949)         (42,129)
       Less: reclassification adjustment for gains (losses)
            included in noninterest income ....................           (412)             511             (385)           1,035
       Income taxes (benefits) ................................         (3,440)          (9,606)          (3,086)         (17,400)
                                                                  ------------     ------------     ------------     ------------
   Other comprehensive loss ...................................         (4,737)         (13,079)          (4,248)         (23,694)
                                                                  ------------     ------------     ------------     ------------

   Comprehensive income .......................................   $     28,708     $     13,027     $     60,205     $     28,413
                                                                  ============     ============     ============     ============
   Net  income per share, basic ...............................   $       0.70     $       0.57     $       1.38     $       1.14
                                                                  ============     ============     ============     ============
   Net  income per share, diluted .............................   $       0.68     $       0.55     $       1.34     $       1.10
                                                                  ============     ============     ============     ============
   Shares used to compute income per share, basic .............         47,540           45,739           46,792           45,864
                                                                  ============     ============     ============     ============
   Shares used to compute income per share, diluted ...........         48,937           47,121           47,986           47,229
                                                                  ============     ============     ============     ============
   Dividends per share ........................................   $      0.175     $      0.165     $       0.35     $       0.33
                                                                  ============     ============     ============     ============


   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                            CITY NATIONAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   -----------------------------
(DOLLARS IN THOUSANDS)                                                                 2000             1999
----------------------                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ....................................................................    $     64,453     $     52,107
Adjustments to net income:
     Gain on sales of ORE .....................................................             (50)             (35)
     Depreciation .............................................................           6,281            5,149
     Amortization of goodwill and core deposit intangibles ....................           7,868            3,971
     Net (increase) decrease in trading securities ............................         (18,655)           6,964
     Deferred income tax (benefit) ............................................             447           (7,869)
     Gain on sale of securities ...............................................            (218)          (2,445)
     Provision for credit losses ..............................................           4,000               --
     Net increase in other liabilities (assets) ...............................          10,479          (53,137)
     Other, net ...............................................................          12,108           14,634
                                                                                   ------------     ------------

         Net cash provided by operating activites .............................          86,713           19,339
                                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities ........................................................        (536,680)        (152,772)
Sales of securities available-for-sale ........................................         202,440           42,158
Maturities of securities ......................................................         157,115           58,113
Purchase of residential mortgage loans ........................................         (25,280)              --
Sale of residential mortgage loans ............................................              --           41,357
Loan originations net of principal collections ................................        (355,537)        (236,288)
Proceeds from sales of ORE ....................................................           1,104            1,162
Purchase of premises and equipment ............................................          (2,937)          (9,367)
Net cash from acquisitions ....................................................          78,715               --
Bank owned life insurance premium paid ........................................              --              (11)
Other, net ....................................................................          (2,525)             352
                                                                                   ------------     ------------

     Net cash used by investing activities ....................................        (483,585)        (255,296)
                                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in federal funds purchased and securities sold
     under repurchase agreements ..............................................         148,117           32,331
Net increase (decrease) in deposits ...........................................          23,752         (203,077)
Net increase (decrease) in short-term borrowings, net of transfers
     from long-term debt ......................................................         383,424          (35,864)
Proceeds from issuance of other long-term debt ................................         100,000           95,000
Repayment of long-term debt ...................................................         (25,000)              --
Proceeds from exercise of stock options .......................................           4,028            5,295
Stock repurchases .............................................................         (14,216)         (20,549)
Cash dividends paid ...........................................................         (16,228)         (15,186)
Other, net ....................................................................           1,318            1,640
                                                                                   ------------     ------------

     Net cash provided (used) by financing activities .........................         605,195         (140,410)
                                                                                   ------------     ------------

Net increase (decrease) in cash and cash equivalents ..........................         208,323         (376,367)
Cash and cash equivalents at beginning of year ................................         290,178          690,843
                                                                                   ------------     ------------

Cash and cash equivalents at end of period ....................................    $    498,501     $    314,476
                                                                                   ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest .............................................................    $    105,101     $     67,932
         Income taxes .........................................................           6,921           26,800

     Non-cash investing activities:
         Transfer from loans to foreclosed assets .............................             156              158
         Transfer from long-term debt to short-term borrowings ................          75,000          115,000


   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                            CITY NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                               FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                            -----------------------------
(DOLLARS IN THOUSANDS)                                                          2000             1999
----------------------                                                      ------------     ------------
Common Stock
      Balance, beginning of period .....................................    $     46,885     $     46,885
      Stock issued for acquisitions ....................................             650             --
      Stock options exercised ..........................................              88             --
                                                                            ------------     ------------
      Balance, end of period ...........................................          47,623           46,885
                                                                            ------------     ------------

Additional paid-in capital
      Balance, beginning of period .....................................         276,464          287,363
      Tax benefit from stock options ...................................           1,318            1,640
      Excess of cost of treasury shares reissued
           over stock option exercise amounts ..........................            (615)          (9,630)
      Excess of market value of shares issued
           for acquisitions over historical cost .......................           9,149             --
      Other ............................................................              89             --
                                                                            ------------     ------------
      Balance, end of period ...........................................         286,405          279,373
                                                                            ------------     ------------

Accumulated other comprehensive income (loss)
      Balance, beginning of period .....................................         (27,193)          12,901
      Other comprehensive (loss) income net of income taxes/benefits ...          (4,248)         (23,694)
                                                                            ------------     ------------
      Balance, end of period ...........................................         (31,441)         (10,793)
                                                                            ------------     ------------

Retained earnings
      Balance, beginning of period .....................................         321,210          243,275
      Net income .......................................................          64,453           52,107
      Dividends paid ...................................................         (16,228)         (15,186)
                                                                            ------------     ------------
      Balance, end of period ...........................................         369,435          280,196
                                                                            ------------     ------------

Treasury shares
      Balance, beginning of period .....................................         (45,720)         (28,621)
      Purchase of shares ...............................................         (14,216)         (20,549)
      Issuance of shares for acquisitions ..............................          55,381             --
      Issuance of shares for stock options .............................           4,555           14,925
                                                                            ------------     ------------

      Balance, end of period ...........................................            --            (34,245)
                                                                            ------------     ------------

Total shareholders' equity .............................................    $    672,022     $    561,416
                                                                            ============     ============


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

2. The results of operations reflect the interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

3. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement was originally scheduled to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133" (SFAS 137), which extended the effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB also issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133. The Company uses interest rate swaps to manage interest rate exposure, which are accounted for as hedging activities. Management does not believe that the implementation will have a significant impact on the Corporation's financial position, net income or net comprehensive income.

4. Trading account securities are stated at market value. Investments not classified as trading securities are classified as securities available-for-sale and recorded at fair value. Unrealized holding gains or losses for securities available-for-sale, net of taxes are excluded from net income and are reported as other comprehensive loss included as a separate component of shareholders' equity.

5. Certain prior periods' data have been reclassified to conform to current period presentation.

6. On February 29, 2000, the Company acquired The Pacific Bank, N.A. ("Pacific Bank"). In that transaction, Pacific Bank merged into the Bank and the Corporation paid consideration equal to $145.2 million (including the consideration for stock options), 47.0% of which was paid in the Corporation's common stock and 53.0% of which was paid in cash. The transaction was accounted for as a purchase. Pacific Bank had total assets, loans, and deposits of $782.0 million, $488.0 million, and $702.0 million, respectively, at the date of acquisition. The acquisition of Pacific Bank resulted in the recording of goodwill and intangibles of approximately $69.4 million. Included in goodwill as purchase price adjustments were $3.9 million of accrued severance and change of control costs, of which $1.2 million remain unpaid as of June 30, 2000, $1.3 million of paid transaction-related expenses and $3.2 million of exit costs of which approximately $2.1 million remain unpaid as of June 30, 2000. Results reflect the operations of Pacific Bank from February 29, 2000, the date of acquisition.

7. Reserves established as a purchase price adjustment for the August 27, 1999 acquisition of American Pacific State Bank ("APSB") of $0.2 million for severance accruals and $0.2 million for exit costs remain as of June 30, 2000. Reserves established as a purchase price adjustment for the December 31, 1998 acquisition of North American Trust Company of $0.4 million for excess space continue to be amortized over the remaining 5.42 years of a lease.

8. Under the Corporation's current stock buyback program of one million common shares announced on July 29, 1999, 731,100 shares have been repurchased for a cost of $23.5 million. No shares were repurchased in the second quarter of 2000. The shares purchased under the buyback program have been reissued for acquisitions and upon the exercise of stock options. There were no Treasury shares at June 30, 2000.

              CITY NATIONAL CORPORATION
                FINANCIAL HIGHLIGHTS

                     (UNAUDITED)

                                                                AT OR FOR THE THREE MONTHS ENDED             PERCENTAGE CHANGE
                                                             ----------------------------------------        JUNE 30, 2000 FROM
                                                              JUNE 30,       MARCH 31,      JUNE 30,        MARCH 31,     JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)                    2000           2000           1999            2000          1999
--------------------------------------------                 ----------     ----------     ----------      ----------    ----------
FOR THE QUARTER
     Net income .........................................    $   33,445     $   31,008     $   26,106             8 %           28 %
     Net income per common share, basic .................          0.70           0.68           0.57             3             23
     Net income per common share, diluted ...............          0.68           0.66           0.55             3             24
     Dividends, per common share ........................         0.175          0.175          0.165          --                6

AT QUARTER END
     Assets .............................................    $8,676,768     $8,423,505     $6,302,108             3             38
     Deposits ...........................................     6,394,854      6,377,460      4,684,325          --               37
     Loans ..............................................     6,345,195      6,164,016      4,722,739             3             34
     Securities .........................................     1,442,108      1,196,531      1,065,561            21             35
     Shareholders' equity ...............................       672,022        647,452        561,416             4             20
     Book value per share ...............................         14.11          13.64          12.26             3             15

AVERAGE BALANCES
     Assets .............................................    $8,525,861     $7,661,611     $6,219,097            11             37
     Deposits ...........................................     6,277,831      5,676,364      4,564,235            11             38
     Loans ..............................................     6,331,721      5,740,343      4,602,614            10             38
     Securities .........................................     1,381,920      1,208,883      1,140,966            14             21
     Shareholders' equity ...............................       660,325        598,166        562,429            10             17

SELECTED RATIOS
     Return on average assets ...........................          1.58 %         1.63 %         1.68 %          (3)            (6)
     Return on average shareholders' equity .............         20.37          20.85          18.62            (2)             9
     Tier 1 leverage ....................................          6.19           6.46           8.18            (4)           (24)
     Tier 1 risk-based capital ..........................          7.49           7.21           9.82             4            (24)
     Total risk-based capital ...........................         10.56          10.32          13.53             2            (22)
     Dividend payout ratio, per share ...................         24.85          25.53          28.94            (3)           (14)
     Net interest margin ................................          5.58           5.47           5.48             2              2
     Efficiency ratio ...................................         56.51          57.82          57.54            (2)            (2)

ASSET QUALITY RATIOS
     Nonaccrual loans to total loans ....................          0.55 %         0.52 %         0.56 %           6             (2)
     Nonaccrual loans and ORE to toal loans and ORE .....          0.56           0.53           0.60             6             (7)
     Allowance for credit losses  to total loans ........          2.21           2.28           2.97            (3)           (26)
     Allowance for credit losses to non accrual loans ...        400.50         434.43         528.34            (8)           (24)
     Net (charge-offs) recoveries to average loans ......         (0.06)         (0.06)          0.11          --              N/M

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below relating to "forward-looking" statements included in this report.

RESULTS OF OPERATIONS

OVERVIEW

       Consolidated net income for the second quarter of 2000 was $33.4 million, or $0.68 per diluted common share, compared with $26.1 million, or $0.55 per diluted common share, and $31.0 million, or $0.66 per diluted common share, for the second quarter of 1999 and first quarter of 2000, respectively. The increase in net income over the prior year results reflects the continued growth in the Company's loans and deposits, a $28.5 million increase in net interest income and a $5.1 million increase in noninterest income, partially offset by a $18.2 million increase in noninterest expense and a $4.0 million provision for credit losses.

       Net income for the first six months of 2000 was $64.5 million, or $1.34 per diluted common share, compared with $52.1 million, or $1.10 per diluted common share, for the comparable 1999 period. The six-month increase resulted primarily from an increase of $43.1 million in net interest income, an increase of $10.2 million in noninterest income, partially offset by a $31.4 million increase in noninterest expense and a $4.0 million provision for credit losses.

       Contributing to both the second quarter and the six-month increase were the acquisitions of APSB in August 1999 and Pacific Bank in February 2000 and a decrease in the effective tax rate.

       For the second quarter of 2000, the return on average assets was 1.58% compared with 1.68% in the 1999 second quarter and 1.63% in the first quarter of 2000. The return on average shareholders' equity was 20.37% compared with 18.62% for the prior-year quarter and 20.85% for the first quarter of 2000. For the first six months of 2000, the return on average assets was 1.60% and the return on average shareholders' equity was 20.60% compared with a 1.71% return on average assets and 18.65% return on average shareholders' equity for the first six months of 1999.

       Income before the amortization of goodwill and core deposit intangibles (net of applicable taxes) from acquisitions ("cash" income) for the quarter ended June 30, 2000 was $37.2 million, or $0.76 per diluted common share, compared with $27.6 million, or $0.58 per diluted common share, and $33.9 million, or $0.72 per diluted common share, for the corresponding periods ended June 30, 1999 and March 31, 2000, respectively. For the first six months of 2000, "cash" income was $71.1 million, or $1.48 per diluted common share, compared with $55.2 million, or $1.17 per diluted common share for the first six months of 1999. On the same basis, the return on average assets was 1.79% and the return on average shareholders' equity was 31.28% for the quarter ended June 30, 2000, compared with 1.79% and 21.94%, respectively, for the second quarter of 1999 and compared with 1.81% and 28.31%, respectively, for the first quarter of 2000. For the first six months of 2000, the return on average assets and the return on average shareholders' equity were 1.80% and 29.00%, respectively, compared with 1.82% and 22.06%, respectively, for the year-ago-period. "Cash" income is presented because it measures the Corporation's ability to support growth, pay dividends and repurchase stock. The Corporation's "cash" income per share and other ratios are not necessarily comparable to similarly titled measures reported by other companies.

NET INTEREST INCOME

       Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.

       Net interest income on a fully taxable-equivalent basis increased 36.9% to $107.8 million compared with $78.7 million for the second quarter of 1999, and increased 13.1% from $95.3 million in the first quarter of 2000. Net interest income was $203.1 million for the first half of 2000, an increase of 27.9% over $158.9 million for the first half of 1999. Interest recovered on nonaccrual and charged-off loans was $1.3 million for the second quarter of 2000 compared with $0.6 million for the second quarter of 1999 and $1.0 million for the first quarter of 2000. Interest recovered was $2.3 million in the first half of 2000 compared with $4.1 million for the first half of 1999.

       The fully taxable-equivalent net interest margin was 5.58% for the quarter ended June 30, 2000 and 5.53% for the first half of 2000 compared with 5.48% and 5.55% for the quarter and first half of 1999, respectively. The net interest margin was 5.47% for the first quarter of 2000. The higher net interest margin in the second quarter of 2000 compared with the year ago quarter is primarily attributable to an increase in the proportionate funding from noninterest-bearing funding sources as higher interest rates increased both total yields on interest-earning assets and total rates of interest-bearing liabilities. See "-- Liquidity Management."

       The following tables present the components of net interest income on a fully taxable-equivalent basis for the three and six months ended June 30, 2000 and 1999. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

                                                                   NET INTEREST INCOME SUMMARY
                                                                    FOR THE THREE MONTHS ENDED
                                                                            JUNE 30, 2000
                                                           ------------------------------------------------
                                                                                INTEREST         AVERAGE
                                                              AVERAGE           INCOME/         INTEREST
(DOLLARS IN THOUSANDS)                                        BALANCE         EXPENSE (2)         RATE
----------------------                                     ------------------------------------------------
ASSETS
     Interest-earning assets
         Loans
            Commercial                                        $ 3,303,927           $ 76,064          9.26 %
            Residential first mortgages                         1,225,906             22,281          7.31
            Real estate construction                              403,339             10,377         10.35
            Real estate mortgages                               1,336,108             31,693          9.54
            Installment                                            62,441              1,420          9.15
                                                          ---------------  -----------------
            Total loans (1)                                     6,331,721            141,835          9.01
         Securities available-for-sale                          1,321,064             23,676          7.21
         Federal funds sold and securities
            purchased under resale agreements                      54,679                892          6.56
         Trading account securities                                60,856                816          5.39
                                                          ---------------  -----------------
            Total interest-earning assets                       7,768,320            167,219          8.66
                                                                           -----------------
         Allowance for credit losses                             (140,330)
         Cash and due from banks                                  347,346
         Other nonearning assets                                  550,525
                                                          ---------------
            Total assets                                      $ 8,525,861
                                                          ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Interest-bearing deposits
         Interest checking accounts                            $  544,627                697          0.51
         Money market accounts                                  1,327,780             12,082          3.66
         Savings deposits                                         232,602              2,346          4.06
         Time deposits - under $100,000                           263,212              3,665          5.60
         Time deposits - $100,000 and over                      1,205,730             17,081          5.70
                                                          ---------------  -----------------
            Total interest-bearing deposits                     3,573,951             35,871          4.04

         Federal funds purchased and securities
            sold under repurchase agreements                      290,032              4,527          6.28
         Other borrowings                                       1,196,552             19,034          6.40
                                                          ---------------  -----------------
            Total interest-bearing liabilities                  5,060,535             59,432          4.72
                                                                           -----------------
     Noninterest-bearing deposits                               2,703,880
     Other liabilities                                            101,121
     Shareholders' equity                                         660,325
                                                          ---------------
            Total liabilities and shareholders' equity        $ 8,525,861
                                                          ===============
Net interest spread                                                                                   3.94 %
                                                                                              ============
Fully taxable-equivalent net interest income                                       $ 107,787
                                                                           =================
Net interest margin                                                                                   5.58  %
                                                                                              ============

                                                                      NET INTEREST INCOME SUMMARY
                                                                      FOR THE THREE MONTHS ENDED
                                                                             JUNE 30, 1999
                                                            ------------------------------------------------
                                                                                 INTEREST         AVERAGE
                                                               AVERAGE           INCOME/         INTEREST
(DOLLARS IN THOUSANDS)                                         BALANCE         EXPENSE (2)         RATE
----------------------                                      ------------------------------------------------
ASSETS
     Interest-earning assets
         Loans
            Commercial                                         $ 2,486,626           $ 51,441          8.30 %
            Residential first mortgages                          1,018,360             18,313          7.21
            Real estate construction                               271,802              6,517          9.62
            Real estate mortgages                                  776,706             16,746          8.65
            Installment                                             49,120              1,239         10.12
                                                          ----------------  -----------------
            Total loans (1)                                      4,602,614             94,256          8.21
         Securities available-for-sale                           1,060,974             17,428          6.59
         Federal funds sold and securities
            purchased under resale agreements                       37,925                479          5.07
         Trading account securities                                 79,992                833          4.18
                                                          ----------------  -----------------
            Total interest-earning assets                        5,781,505            112,996          7.84
                                                                            -----------------
         Allowance for credit losses                              (139,832)
         Cash and due from banks                                   275,716
         Other nonearning assets                                   301,708
                                                          ----------------
            Total assets                                       $ 6,219,097
                                                          ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Interest-bearing deposits
         Interest checking accounts                            $   407,123                558          0.55
         Money market accounts                                     948,835              6,858          2.90
         Savings deposits                                          190,546              2,157          4.54
         Time deposits - under $100,000                            178,001              2,056          4.63
         Time deposits - $100,000 and over                         838,562              9,454          4.52
                                                          ----------------  -----------------
            Total interest-bearing deposits                      2,563,067             21,083          3.30

         Federal funds purchased and securities
            sold under repurchase agreements                       242,837              2,813          4.65
         Other borrowings                                          793,325             10,362          5.24
                                                          ----------------  -----------------
            Total interest-bearing liabilities                   3,599,229             34,258          3.82
                                                                            -----------------
     Noninterest-bearing deposits                                2,001,168
     Other liabilities                                              56,271
     Shareholders' equity                                          562,429
                                                          ----------------
            Total liabilities and shareholders' equity         $ 6,219,097
                                                          ================
Net interest spread                                                                                    4.02 %
                                                                                               ============
Fully taxable-equivalent net interest income                                         $ 78,738
                                                                            =================
Net interest margin                                                                                    5.48 %
                                                                                               ============

(1) Includes average nonaccrual loans of $34,526 and $22,585 for 2000 and 1999, respectively.
(2) Loan income includes loan fees of $5,049 and $3,669 for 2000 and 1999, respectively.

                                                                    NET INTEREST INCOME SUMMARY
                                                                     FOR THE SIX MONTHS ENDED
                                                                            JUNE 30, 2000
                                                           ------------------------------------------------
                                                                                INTEREST         AVERAGE
                                                              AVERAGE           INCOME/         INTEREST
(DOLLARS IN THOUSANDS)                                        BALANCE         EXPENSE (2)         RATE
----------------------                                     ------------------------------------------------
ASSETS
     Interest-earning assets
         Loans
            Commercial                                        $ 3,127,413          $ 141,053          9.07 %
            Residential first mortgages                         1,216,906             44,056          7.28
            Real estate construction                              390,386             19,722         10.16
            Real estate mortgages                               1,238,711             57,558          9.34
            Installment                                            62,614              2,883          9.26
                                                          ---------------  -----------------
            Total loans (1)                                     6,036,030            265,272          8.84
         Securities available-for-sale                          1,226,818             43,600          7.15
         Federal funds sold and securities
            purchased under resale agreements                      55,937              1,680          6.04
         Trading account securities                                68,582              1,815          5.32
                                                          ---------------  -----------------
            Total interest-earning assets                       7,387,367            312,367          8.50
                                                                           -----------------
         Allowance for credit losses                             (138,910)
         Cash and due from banks                                  333,741
         Other nonearning assets                                  511,538
                                                          ---------------
            Total assets                                      $ 8,093,736
                                                          ===============

LIABILITIES AND SHAREHOLDERS'  EQUITY
     Interest-bearing deposits
         Interest checking accounts                           $   505,382              1,243          0.49
         Money market accounts                                  1,253,273             21,343          3.42
         Savings deposits                                         228,796              4,584          4.03
         Time deposits - under $100,000                           265,387              7,096          5.38
         Time deposits - $100,000 and over                      1,180,168             32,354          5.51
                                                          ---------------  -----------------
            Total interest-bearing deposits                     3,433,006             66,620          3.90

         Federal funds purchased and securities
            sold under repurchase agreements                      290,406              8,563          5.93
         Other borrowings                                       1,101,593             34,069          6.22
                                                          ---------------  -----------------
            Total interest-bearing liabilities                  4,825,005            109,252          4.55
                                                                           -----------------
     Noninterest-bearing deposits                               2,544,091
     Other liabilities                                             95,394
     Shareholders' equity                                         629,246
                                                          ---------------
            Total liabilities and shareholders' equity        $ 8,093,736
                                                          ===============
Net interest spread                                                                                   3.95 %
                                                                                              ============
Fully taxable-equivalent net interest income                                       $ 203,115
                                                                           =================
Net interest margin                                                                                   5.53 %
                                                                                              ============

                                                                       NET INTEREST INCOME SUMMARY
                                                                        FOR THE SIX MONTHS ENDED
                                                                              JUNE 30, 1999
                                                            ------------------------------------------------
                                                                                  INTEREST        AVERAGE
                                                                AVERAGE           INCOME/        INTEREST
(DOLLARS IN THOUSANDS)                                          BALANCE         EXPENSE (2)        RATE
----------------------                                      ------------------------------------------------
ASSETS
     Interest-earning assets
         Loans
            Commercial                                           $ 2,460,056        $ 104,250          8.55 %
            Residential first mortgages                            1,027,516           37,026          7.27
            Real estate construction                                 258,728           12,478          9.73
            Real estate mortgages                                    761,954           34,309          9.08
            Installment                                               48,780            2,369          9.79
                                                          ------------------  ---------------
            Total loans (1)                                        4,557,034          190,432          8.43
         Securities available-for-sale                             1,050,636           34,262          6.58
         Federal funds sold and securities
            purchased under resale agreements                         37,397              984          5.31
         Trading account securities                                   65,872            1,259          3.85
                                                          ------------------  ---------------
            Total interest-earning assets                          5,710,939          226,937          8.01
                                                                              ---------------
         Allowance for credit losses                                (139,161)
         Cash and due from banks                                     285,960
         Other nonearning assets                                     302,539
                                                          ------------------
            Total assets                                         $ 6,160,277
                                                          ==================

LIABILITIES AND SHAREHOLDERS'  EQUITY
     Interest-bearing deposits
         Interest checking accounts                              $   404,486            1,157          0.58
         Money market accounts                                       944,108           13,593          2.90
         Savings deposits                                            186,895            4,133          4.46
         Time deposits - under $100,000                              181,866            4,237          4.70
         Time deposits - $100,000 and over                           781,875           17,704          4.57
                                                          ------------------  ---------------
            Total interest-bearing deposits                        2,499,230           40,824          3.29

         Federal funds purchased and securities
            sold under repurchase agreements                         255,255            5,826          4.60
         Other borrowings                                            813,185           21,420          5.31
                                                          ------------------  ---------------
            Total interest-bearing liabilities                     3,567,670           68,070          3.85
                                                                              ---------------
     Noninterest-bearing deposits                                  1,967,893
     Other liabilities                                                61,359
     Shareholders' equity                                            563,355
                                                          ------------------
            Total liabilities and shareholders' equity           $ 6,160,277
                                                          ==================
Net interest spread                                                                                    4.16 %
                                                                                               ============
Fully taxable-equivalent net interest income                                        $ 158,867
                                                                              ===============
Net interest margin                                                                                    5.55 %
                                                                                               ============

(1) Includes average nonaccrual loans of $31,352 and $23,334 for 2000 and 1999, respectively.
(2) Loan income includes loan fees of $8,959 and $8,260 for 2000 and 1999, respectively.

       Average loans rose 37.6% during the second quarter of 2000 to $6.3 billion compared with the second quarter of 1999. Average loans increased 10.3% from the 2000 first quarter. For the first six months of 2000, average loans increased 32.5% to $6.0 billion from $4.6 billion for the first six months of 1999. Loan growth was driven primarily by increases in commercial loans and real estate commercial mortgages. Compared with the year-ago quarter, commercial loan average balances rose 32.9% from $2.5 billion to $3.3 billion. Real estate commercial mortgage averages rose 72.0% from $0.8 billion to $1.3 billion. During the first six months of 2000, commercial loan average balance rose 27.1% to $3.1 billion compared with $2.5 billion for the first six months of 1999 and real estate commercial mortgage averages rose 62.6% to $1.2 billion compared with $0.8 billion for the first six months of 1999. Growth in all other loan categories also contributed to the increases in average loans.

       Average securities increased $241.0 million, or 21.1%, to $1.4 billion for the second quarter of 2000 compared with the second quarter of 1999 and increased 14.3% from the first quarter of 2000. For the first six months of 2000, average securities increased $178.9 million, or 16.0%, to $1.3 billion.

       Average deposits rose 37.5% during the second quarter of 2000 to $6.3 billion compared with the second quarter of 1999 and increased 10.6% from the 2000 first quarter. During the first six months of 2000, average deposits increased 33.8% to $6.0 billion compared with $4.5 billion for the same period a year ago.

       Net interest income is impacted by the volume and rate of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income between the second quarter and the first six months of 2000 and the second quarter and the first six months of 1999 as well as between the second quarter and the first six months of 1999 and the second quarter and the first six months of 1998.

                                                                   CHANGES IN NET INTEREST INCOME

                                                       FOR THE THREE                            FOR THE THREE
                                                    MONTHS ENDED JUNE 30,                   MONTHS ENDED JUNE 30,
(DOLLARS IN THOUSANDS)                                  2000 VS 1999                             1999 VS 1998
----------------------                    --------------------------------------    --------------------------------------
                                            INCREASE (DECREASE)                        INCREASE (DECREASE)
                                                   DUE TO                NET                 DUE TO                NET
                                          ------------------------     INCREASE     ------------------------     INCREASE
                                            VOLUME         RATE       (DECREASE)      VOLUME         RATE       (DECREASE)
                                          ----------    ----------    ----------    ----------    ----------    ----------
Interest earned on:
Loans                                     $   37,759    $    9,820    $   47,579    $   10,411    $   (6,933)   $    3,478
Securities available-for-sale                  4,512         1,736         6,248         4,246          (121)        4,125
Trading account securities                      (226)          209           (17)          241          (271)          (30)
Federal funds sold and
     securities purchased
     under  resale  agreements                   248           165           413          (307)         (111)         (418)
                                          ----------    ----------    ----------    ----------    ----------    ----------
     Total interest-earning assets            42,293        11,930        54,223        14,591        (7,436)        7,155
                                          ----------    ----------    ----------    ----------    ----------    ----------

Interest paid on:
Interest checking deposits                       181           (42)          139            47          (451)         (404)
Money market deposits                          3,151         2,073         5,224           643          (358)          285
Savings deposits                                 436          (247)          189           223           457           680
Other time deposits                            5,899         3,337         9,236           831        (1,802)         (971)
Other borrowings                               6,596         3,790        10,386         4,714        (1,133)        3,581
                                          ----------    ----------    ----------    ----------    ----------    ----------
     Total interest-bearing liabilities       16,263         8,911        25,174         6,458        (3,287)        3,171
                                          ----------    ----------    ----------    ----------    ----------    ----------
                                          $   26,030    $    3,019    $   29,049    $    8,133    $   (4,149)   $    3,984
                                          ==========    ==========    ==========    ==========    ==========    ==========

                                                       FOR THE SIX                              FOR THE SIX
                                                   MONTHS ENDED JUNE 30,                  MONTHS ENDED JUNE 30,
(DOLLARS IN THOUSANDS)                                 2000 VS 1999                            1999 VS 1998
----------------------                    --------------------------------------  --------------------------------------
                                            INCREASE (DECREASE)                       INCREASE (DECREASE)
                                                   DUE TO               NET                DUE TO                NET
                                          -----------------------     INCREASE    ------------------------     INCREASE
                                            VOLUME         RATE      (DECREASE)     VOLUME         RATE       (DECREASE)
                                          ----------   ----------    ----------   ----------    ----------    ----------
Interest earned on:
Loans                                     $   65,110   $    9,730    $   74,840   $   21,147    $  (12,653)   $    8,494
Securities                                     6,163        3,175         9,338        7,918          (825)        7,093
Trading account securities                        54          502           556          348          (626)         (278)
Federal funds sold and
     securities purchased
     under resale agreements                     546          150           696         (345)          (78)         (423)
                                          ----------   ----------    ----------   ----------    ----------    ----------
     Total interest-earning assets            71,873       13,557        85,430       29,068       (14,182)       14,886
                                          ----------   ----------    ----------   ----------    ----------    ----------

Interest paid on:
Interest checking deposits                       276         (190)           86           78          (842)         (764)
Money market deposits                          5,012        2,738         7,750        1,419          (563)          856
Savings deposits                                 874         (423)          451          304           851         1,155
Other time deposits                           12,586        4,923        17,509          490        (3,238)       (2,748)
Other borrowings                               9,305        6,081        15,386       10,028        (2,168)        7,860
                                          ----------   ----------    ----------   ----------    ----------    ----------
     Total interest-bearing liabilities       28,053       13,129        41,182       12,319        (5,960)        6,359
                                          ----------   ----------    ----------   ----------    ----------    ----------
                                          $   43,820   $      428    $   44,248   $   16,749    $   (8,222)   $    8,527
                                          ==========   ==========    ==========   ==========    ==========    ==========

PROVISION FOR CREDIT LOSSES

       The Corporation recorded a $4.0 million credit loss provision for the second quarter and first half of 2000. There were no credit loss provisions in the year-earlier periods. Net charge-offs for the second quarter and first half of 2000 were $4.0 million and $7.5 million compared with net recoveries of $1.5 million and $4.8 million in the year-earlier periods. See "-- Allowance for Credit Losses."

NONINTEREST INCOME

       Noninterest income continued its strong growth, totaling $26.8 million for the second quarter 2000, a 23.5% increase over the $21.7 million reported in the second quarter of 1999. These results reflect a 10.5% increase over the $24.2 million for the first quarter of 2000. Noninterest income for the first six months of this year of $51.0 million increased 25.0% over the $40.8 million for the first six months of 1999. Noninterest income was 21% of total revenues for the first six months of both 2000 and 1999.

       All categories of recurring noninterest income increased over the prior-year periods, reflecting the Corporation's emphasis on growing fee income. Investment services and trust fees also rose as a result of a strong cross-selling program to existing Bank customers, and business generated from new customers as a result of direct sales activities by City National Investments (CNI), a division of the Bank. Assets under administration by CNI were $15.5 billion at June 30, 2000, including $5.4 billion under management, compared with $13.3 billion and $3.5 billion, respectively, at June 30, 1999, and $14.9 billion and $4.8 billion at March 31, 2000. The increase in assets under management is primarily attributable to customers investing in the new CNI Charter Funds introduced in 1999 and 2000. International services income rose significantly as a result of increased foreign exchange fees and, to a lesser extent, an increase in letter of credit and standby letter of credit fees. There were no material gains on sale of assets and securities for the quarter and a gain of $0.2 million for the first six months of 2000 compared with $2.3 million in the prior-year quarter and $3.6 million for the first six months of 1999.

NONINTEREST EXPENSE

       Noninterest expense was $76.1 million for the second quarter of 2000 compared with $57.8 million in the second quarter and $69.1 million in the first quarter of 2000. Noninterest expense for the first six months of 2000 increased $31.5 million to $145.2 million compared with $113.7 million for the first six months of 1999. The year-over-year increases in expenses were primarily the result of additional offices and a substantial number of new colleagues, including those added through bank acquisitions, as well as higher professional fees and amortization of goodwill and core deposit intangibles. Salaries and other employee benefits increased by $9.3 million, or 28.7%, compared with the second quarter of 1999; they increased by $2.7 million, or 7.0%, compared with the first quarter of 2000. All other expenses increased $9.0 million, or 35.1%, from the second quarter of 1999, and increased $4.3 million, or 14.1%, from the first quarter of 2000. For the first six months of 2000, salaries and other employee benefits increased
$15.6 million, or 24.1%, and all other expenses increased $15.8 million, or 32.3%, compared with the first six months of 1999. Reserves of approximately $0.5 million remain from the $1.3 million integration charge for Pacific Bank.

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

INCOME TAXES

       The effective tax rate in the second quarter of 2000 was 34.9% compared with 35.4% for all of 1999. This lower rate is due primarily to the impact of the formation of a regulated investment company subsidiary that provides flexibility to raise additional capital in a tax efficient manner. There can be no assurance as to the timing or ability of the Company to raise capital through this subsidiary. The effective tax rate is expected to remain at this lower rate for the balance of the year.

BALANCE SHEET ANALYSIS

       Total assets were $8.7 billion at June 30, 2000 compared with $6.3 billion at June 30, 1999 and $7.2 billion at December 31, 1999. Increased loan balances due to internally generated loan growth as well as the acquisitions of APSB and Pacific Bank contributed to this growth in assets.

SECURITIES

       Comparative period-end security portfolio balances are presented below:

                                                           SECURITIES AVAILABLE-FOR-SALE

                                         JUNE 30,                    DECEMBER 31,                   JUNE 30,
                                           2000                         1999                          1999
                               ---------------------------   ---------------------------   ---------------------------
(DOLLARS IN THOUSANDS)             COST        FAIR VALUE       COST         FAIR VALUE       COST         FAIR VALUE
----------------------         ------------   ------------   ------------   ------------   ------------   ------------
U.S. Gov. and federal agency   $    595,432   $    590,846   $    291,407   $    286,546   $    263,000   $    262,571
Mortgage-backed                     366,467        350,082        368,948        351,251        385,870        375,673
State and Municipal                 162,789        159,511        155,736        152,244        151,293        149,094
Other debt securities               166,662        144,452        166,772        150,913        142,765        136,262
                               ------------   ------------   ------------   ------------   ------------   ------------
      Total debt securities       1,291,350      1,244,891        982,863        940,954        942,928        923,600
Marketable equity securities        158,643        150,848        166,150        161,138         99,372         99,982
                               ------------   ------------   ------------   ------------   ------------   ------------
      Total securities         $  1,449,993   $  1,395,739   $  1,149,013   $  1,102,092   $  1,042,300   $  1,023,582
                               ============   ============   ============   ============   ============   ============

       At June 30, 2000, securities available-for-sale totaled $1.4 billion, an increase of $372.2 million compared with holdings at June 30, 1999 and increased $253.3 million from March 31, 2000. Unrealized net losses increased

$35.5 million and $8.2 million from June 30, 1999 and March 31, 2000, respectively. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a valuation allowance that is a component of other comprehensive income (loss).

       The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of June 30, 2000. To compare the tax-exempt assets yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

                                DEBT SECURITIES AVAILABLE-FOR-SALE

                                      ONE YEAR                 OVER 1 YEAR               OVER 5 YEARS
                                      OR LESS                 THRU 5 YEARS               THRU 10 YEARS
                             ------------------------  -------------------------  -------------------------
(DOLLARS IN THOUSANDS)           AMOUNT     YIELD (%)      AMOUNT      YIELD (%)      AMOUNT      YIELD (%)
----------------------       ------------ -----------  ------------- -----------  ------------  -----------
U.S. Gov. and federal agency    $ 297,499        6.51      $ 239,266        6.46     $  54,081         6.40
Mortgage-backed                     2,330        6.17              -           -        21,458         6.00
State and Municipal                14,682        6.72         47,298        6.89        96,208         6.70
Other debt securities                  51        7.00              -           -        80,883         7.50
                             ------------ -----------  ------------- -----------  ------------  -----------
      Total debt securities     $ 314,562        6.52      $ 286,564        6.53     $ 252,630         6.83
                             ============              =============              ============

      Amortized cost            $ 314,581                  $ 289,519                 $ 271,995
                             ============              =============              ============

                                    OVER 10 YEARS                  TOTAL
                             -------------------------  --------------------------
(DOLLARS IN THOUSANDS)           AMOUNT      YIELD (%)      AMOUNT       YIELD (%)
----------------------       ------------  -----------  -------------  -----------
U.S. Gov. and federal agency    $       -            -    $   590,846         6.48
Mortgage-backed                   326,294         6.59        350,082         6.55
State and Municipal                 1,323         7.55        159,511         6.77
Other debt securities              63,518         7.99        144,452         7.72
                             ------------  -----------  -------------  -----------
      Total debt securities     $ 391,135         6.82    $ 1,244,891         6.68
                             ============               =============

      Amortized cost            $ 415,255                 $ 1,291,350
                             ============               =============

       Dividend income included in interest income on securities in the Unaudited Consolidated Statement of Income and Comprehensive Income for the second quarter of 2000 and 1999 was $2.8 million and $1.3 million, and $5.1 million and $2.6 million for the first half of 2000 and 1999, respectively.

LOAN PORTFOLIO

       A comparative period-end loan table is presented below:

                                                     LOANS

                                     JUNE 30,      DECEMBER 31,      JUNE 30,
(Dollars in thousands)                 2000            1999            1999
----------------------              ----------     ------------     ----------
Commercial                          $3,224,904      $2,870,438      $2,537,110
Residential first mortgage           1,238,224       1,173,334       1,044,656
Real estate construction               421,178         344,870         288,501
Real estate mortgages                1,395,187       1,042,123         802,246
Installment                             65,702          59,904          50,226
                                    ----------     ------------     ----------
   Total loans, gross                6,345,195       5,490,669       4,722,739
Less: Allowance for credit losses      140,484         134,077         140,185
                                    ----------     ------------     ----------
   Total loans, net                 $6,204,711      $5,356,592      $4,582,554
                                    ==========     ============     ==========

       Total loans at June 30, 2000 were $6.3 billion compared with $4.7 billion at June 30, 1999 and $6.2 billion at March 31, 2000. During the quarter, total loans increased $181.2 million, or 2.9%, from March 31, 2000. Loan growth was driven primarily by loans originated as part of a client relationship. Non-relationship, syndicated loans declined $94.5 million, or 18.0%, during the first half of 2000 to $442.0 million representing less than 7.0% of the loan portfolio at June 30, 2000. Management expects that non-relationship, syndicated loans will continue to decline for the remainder of the year. On a year-over-year basis, the acquisitions of Pacific Bank and APSB also contributed to the loan growth.

       The following table presents information concerning nonaccrual loans, ORE, and restructured loans.


                                                                 NONACCRUAL LOANS, ORE AND RESTRUCTURED LOANS

                                                                     JUNE 30,    DECEMBER 31,     JUNE 30,
(DOLLARS IN THOUSANDS)                                                2000           1999           1999
----------------------                                            ------------   ------------   ------------
Nonaccrual loans:
      Real estate                                                 $     11,056   $     10,380   $     14,569
      Commercial                                                        21,083         13,368         11,250
      Installment                                                        2,938          1,540            714
                                                                  ------------   ------------   ------------
      Total                                                             35,077         25,288         26,533
ORE                                                                        447          1,413          1,696
                                                                  ------------   ------------   ------------
      Total nonaccrual loans and ORE                              $     35,524   $     26,701   $     28,229
                                                                  ============   ============   ============

Loans past due 90 days or more on accrual status,
      including credits in the
      process of being paid or renewed
      and not anticipated to move to nonaccrual status            $      5,703   $      4,033   $      8,904
                                                                  ============   ============   ============
Restructured loans, accruing                                      $      2,532   $      2,707   $      1,771
                                                                  ============   ============   ============

Total non accrual loans as a percentage of total loans                    0.55%          0.46%          0.56%
Total non accrual loans and ORE as a
      percentage of total loans and ORE                                   0.56           0.49           0.60
Allowance for credit losses to total loans                                2.21           2.44           2.97
Allowance for credit  losses  to nonaccrual loans                       400.50         530.20         528.34

       The table below summarizes the approximate changes in nonaccrual loans for the three and six months ended June 30, 2000 and June 30, 1999.

                                                   CHANGES IN NONACCRUAL LOANS

                                    FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                              JUNE 30,                       JUNE 30,
                                   ----------------------------    ----------------------------
(DOLLARS IN THOUSANDS)                 2000            1999            2000            1999
----------------------             ------------    ------------    ------------    ------------
Balance, beginning of period       $     32,330    $     23,264    $     25,288    $     23,138
Additions from acquisitions                --              --             4,428            --
Loans placed on nonaccrual               13,821          10,985          20,504          14,936
Charge offs                              (4,101)           (338)         (5,304)           (727)
Loans returned to accrual status           (109)           (102)           (109)           (209)
Repayments (including interest
     applied to principal)               (6,864)         (7,276)         (9,730)        (10,605)
                                   ------------    ------------    ------------    ------------
Balance, end of period             $     35,077    $     26,533    $     35,077    $     26,533
                                   ============    ============    ============    ============

       At June 30, 2000, in addition to loans disclosed above as nonaccrual or restructured, management had also identified $7.3 million of problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable. Problem loans were $4.5 million at June 30, 1999 and $9.4 million at March 31, 2000.

ALLOWANCE FOR CREDIT LOSSES

       The allowance for credit losses at June 30, 2000, totaled $140.5 million, or 2.21% of outstanding loans. This compares with an allowance of $140.2 million, or 2.97% of outstanding loans at June 30, 1999, and an allowance of $140.5 million, or 2.28% of outstanding loans at March 31, 2000. The allowance for credit losses as a percentage of nonaccrual loans was 400.50% at June 30, 2000 compared with 528.34% at June 30, 1999 and 434.43%
at March 31, 2000. Total non-performing assets (nonaccrual loans and ORE) were $35.5 million, or 0.56% of total loans and ORE at June 30, 2000, compared with $28.2 million, or 0.60%, at June 30, 1999 and $32.8 million, or 0.53%, at March 31, 2000. The provision for credit losses during the second quarter reflects a variety of factors, including levels of net charge-offs and nonaccrual loans and continuing growth of the loan portfolio.

       The allowance for credit losses is maintained at a level which management deems appropriate based on a thorough analysis of numerous factors. The level of the allowance for credit losses can be expected to fluctuate through the remainder of 2000 and may require additional provisions for credit losses. Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which may be beyond management's control. No assurances can be given that the Company will not sustain credit losses, in any particular period, that are sizable in relation to the allowance for credit losses. Based on known information available to it at the date of this report, management believes that the Company's allowance for credit losses was adequate at June 30, 2000. However, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for credit losses through charges to the provision for credit losses.

                                                                  CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                       FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                      -----------------------------    -----------------------------
(DOLLARS IN THOUSANDS)                                    2000             1999            2000             1999
----------------------                                ------------     ------------    ------------     ------------
Average amount of loans outstanding                   $  6,331,721     $  4,602,614    $  6,036,030     $  4,557,034
                                                      ============     ============    ============     ============
Balance of allowance for credit losses,
     beginning of period                              $    140,450     $    138,710    $    134,077     $    135,339
Loans charged off:
     Commercial                                              8,811            1,329          13,710            2,373
     Real estate                                                43              192             703              246
                                                      ------------     ------------    ------------     ------------
      Total loans charged off                                8,854            1,521          14,413            2,619
                                                      ------------     ------------    ------------     ------------
Less recoveries of loans previously charged off:
     Commercial                                              3,482            2,772           5,214            7,170
     Real estate                                             1,406              224           1,679              295
                                                      ------------     ------------    ------------     ------------
      Total recoveries                                       4,888            2,996           6,893            7,465
                                                      ------------     ------------    ------------     ------------
Net loans (charged off) recovered                           (3,966)           1,475          (7,520)           4,846
Additions to allowance charged to operating expense          4,000             --             4,000             --
Additions to allowance from acquisitions                      --               --             9,927             --
                                                      ------------     ------------    ------------     ------------
      Balance, end of period                          $    140,484     $    140,185    $    140,484     $    140,185
                                                      ============     ============    ============     ============
Ratio of net charge-offs
   to average loans                                           0.06%             N/M            0.12%             N/M
                                                      ============     ============    ============     ============
Ratio of allowance for credit losses
   to total period end loans                                                                   2.21%            2.97%
                                                                                       ============     ============

OTHER ASSETS

       Other assets included the following:

                                                        OTHER ASSETS

                                            JUNE 30,     DECEMBER 31,      JUNE 30,
(DOLLARS IN THOUSANDS)                        2000           1999           1999
----------------------                    ------------   ------------   ------------
Accrued interest receivable ..........    $     50,044   $     42,206   $     38,314
Claim in receivership ................          17,200           --             --
Income tax refunds ...................           8,153          4,188           --
Other                                           23,028         20,408         23,915
                                          ------------   ------------   ------------
    Total other assets                    $     98,425   $     66,802   $     62,229
                                          ============   ============   ============

       The claim in receivership was acquired in the acquisition of Pacific
Bank.

DEPOSITS

       Deposits totaled $6.4 billion at June 30, 2000 compared with $4.7 billion at June 30, 1999 and $6.4 billion at March 31, 2000. Core deposits which continued to provide substantial benefits to the Bank's cost of funds rose 3.1% during the quarter. The year-over-year increase resulted from the Company's increased marketing efforts, the nature of the Company's relationship business which allows customers to maintain balances as compensation for banking services, as well as from the acquisitions of APSB and Pacific Bank. See "-- Net Interest Income."

CAPITAL ADEQUACY REQUIREMENT

       The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at June 30, 2000, December 31, 1999 and June 30, 1999.

                                   Regulatory
                                 Well Capitalized         June 30,           December 31,           June 30,
                                    Standards               2000                 1999                 1999
                                 ----------------     ----------------     ----------------     ----------------
City National Corporation
   Tier 1 leverage                           4.00  %              6.19  %              6.73  %              8.18  %
   Tier 1 risk-based capital                 6.00                 7.49                 7.88                 9.82
   Total risk-based capital                 10.00                10.56                11.21                13.53

City National Bank
   Tier 1 leverage                           4.00  %              5.96   %             6.30  %              7.92  %
   Tier 1 risk-based capital                 6.00                 7.22                 7.40                 9.51
   Total risk-based capital                 10.00                10.29                10.75                13.20

       The reduction in capital ratios was due primarily to the acquisitions of APSB and Pacific Bank and the Corporation's stock repurchase program but remain above the well capitalized standards.

       On July 26, 2000, the Corporation declared a regular quarterly cash dividend on common stock at a rate of $0.175 per share to shareholders of record on August 9, 2000 payable on August 21, 2000.

LIQUIDITY MANAGEMENT

       The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale. Liquidity is also provided by maturing securities and loans.

       Average core deposits and shareholders' equity comprised 67.0% of total funding in the second quarter of 2000, compared with 69.0% in the second quarter of 1999. This decrease has required that the Company increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits and shareholders' equity, the Company has not faced any liquidity constraints. See "-- Net Interest Income."

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

       A quantitative and qualitative discussion about market risk is included on pages A-15 to A-18 of the Corporation's Form 10-K for the year ended December 31, 1999. During the second quarter of 2000, the Company remained slightly more asset sensitive, and at all times remained within the limits set by the Board of Directors.

       As of June 30, 2000, the Company had $945.0 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $490.0 million have maturities greater than one year. The Company's interest-rate risk-management instruments had a fair value of $(10.4) million and $(12.0) million at June 30, 2000 and March 31, 2000, respectively, with no exposure to credit risk at June 30, 2000 or at March 31, 2000. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Company's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain market value exposure thresholds are exceeded. As of June 30, 2000, the Company had deposited $5.7 million par value in securities with counterparties.

       At June 30, 2000, the Company's outstanding foreign exchange contracts for both those purchased as well as sold totaled $117.8 million. The Company enters into foreign exchange contracts with its customers and counterparty banks solely for the purpose of offsetting or hedging transaction and economic exposures arising out of commercial transactions. The Company's policies prohibit outright speculation by the Company and its colleagues. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at June 30, 2000 have remaining maturities of six months or less, with the exception of $0.7 million with remaining maturties ranging between six and 12 months.

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

       AN ECONOMIC SLOWDOWN IN CALIFORNIA COULD HURT OUR BUSINESS. Prior to the merger with Pacific Bank, we have focused our business in Los Angeles, Orange, Riverside, San Bernardino, San Diego, and Ventura counties of Southern California. After the merger, our operations include San Francisco and San Mateo counties. An economic slowdown in California could have the following consequences, any of which could hurt our business:

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

PART 11. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On April 26, 2000, the Registrant held its annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected. The following table sets forth the number of votes cast for, or withheld with respect to, each director nominated for election.

                           DIRECTORS                         FOR                   WITHHELD
               -----------------------------------    ------------------    --------------------
               George H. Benter, Jr.                      37,033,716               139,068

               Stuart D. Buchalter                        36,807,073               365,711

               Ezunial Burts                              37,025,338               147,446

               Andrea L. Van de Kamp                      37,002,230               170,554


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b)    Reports on Form 8-K

                On April 17, 2000, the Corporation filed a report on Form 8-K under item 5 regarding the financial results for the quarter ended March 31, 2000. Included in the report was a press release dated April 13, 2000.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CITY NATIONAL CORPORATION
                                       -------------------------
                                       (Registrant)

DATE:  August 11, 2000                 /s/ FRANK P. PEKNY
       ---------------                 -------------------------
                                       FRANK P. PEKNY
                                       Executive Vice President and
                                       Chief Financial Officer/Treasurer
                                       (Authorized Officer and
                                       Principal Financial Officer)