Form 10-Q
period 2000-09-30
CITY NATIONAL CORP
filed 2000-11-14
CIK 201461

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                  FORM 10-Q

                                 (Mark One)
      [ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2000

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

   Number of shares of common stock outstanding at October 31, 2000: 47,770,563

 PART 1 - FINANCIAL INFORMATON
 ITEM 1. FINANCIAL STATEMENTS

                           CITY NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                           SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               2000             1999             1999
                                                                         ----------------  ---------------   ---------------
 ASSETS
      Cash and due from banks ........................................         $ 393,669        $ 233,178         $ 307,549
      Federal funds sold .............................................            30,000           57,000            60,000
      Securities available-for-sale (cost $1,636,932;
          $1,149,013 and $1,090,607 at September 30,
          2000, December 31, 1999 and September 30, 1999,
          respectively) ..............................................         1,598,277        1,102,092         1,060,431
      Trading account securities .....................................            61,805           27,714            55,082
      Loans ..........................................................         6,426,792        5,490,669         5,171,924
      Less allowance for credit losses ...............................           139,195          134,077           139,015
                                                                         ----------------  ---------------   ---------------
          Net loans ..................................................         6,287,597        5,356,592         5,032,909

      Premises and equipment, net ....................................            60,458           62,446            62,674
      Customers' acceptance liability ................................            14,972            6,784             2,779
      Deferred tax asset .............................................            66,892           75,841            59,968
      Goodwill and core deposit intangibles ..........................           184,434          127,255           130,152
      Bank owned life insurance ......................................            52,166           49,981            49,367
      Affordable housing investments .................................            60,072           47,934            45,769
      Other assets ...................................................           103,613           66,802            68,936
                                                                         ----------------  ---------------   ---------------
          Total assets ...............................................       $ 8,913,955      $ 7,213,619       $ 6,935,616
                                                                         ================  ===============   ===============

 LIABILITIES
      Demand deposits ................................................       $ 2,743,717      $ 2,448,916       $ 2,296,288
      Interest checking deposits .....................................           568,178          472,996           419,888
      Money market deposits ..........................................         1,446,375        1,103,907         1,014,675
      Savings deposits ...............................................           246,146          221,002           218,335
      Time deposits-under $100,000 ...................................           253,853          253,894           254,537
      Time deposits-$100,000 and over ................................         1,615,244        1,168,694         1,107,014
                                                                         ----------------  ---------------   ---------------
          Total deposits .............................................         6,873,513        5,669,409         5,310,737
      Federal funds purchased and securities sold under
        repurchase agreements ........................................           132,750           95,487           347,498
      Other short-term borrowings ....................................           740,638          496,724           341,725
      Subordinated debt ..............................................           123,594          123,453           123,405
      Long-term debt .................................................           205,000          180,000           180,000
      Other liabilities ..............................................           112,830           70,116            69,084
      Acceptances outstanding ........................................            14,972            6,784             2,779
                                                                         ----------------  ---------------   ---------------

          Total liabilities ..........................................         8,203,297        6,641,973         6,375,228
                                                                         ----------------  ---------------   ---------------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY
      Preferred Stock authorized - 5,000,000 : none outstanding .........              -                -                 -
      Common Stock-par value-$1.00; authorized - 75,000,000;
          Issued - 47,765,807; 46,885,182; and 46,885,182 shares at
          September 30, 2000, December 31, 1999 and September 30, 1999,
          respectively ..................................................         47,766           46,885            46,885
      Additional paid-in capital ........................................        290,009          276,464           276,979
      Accumulated other comprehensive loss ..............................        (22,402)         (27,193)          (17,398)
      Retained earnings .................................................        395,285          321,210           300,744
      Treasury shares, at cost -  0; 1,428,439 and 1,467,816 shares at
          September 30, 2000, December 31, 1999 and September 30, 1999,
          respectively ..................................................              -          (45,720)          (46,822)
                                                                         ----------------  ---------------   ---------------

          Total shareholders' equity ....................................        710,658          571,646           560,388
                                                                         ----------------  ---------------   ---------------

          Total liabilities and shareholders' equity ....................    $ 8,913,955      $ 7,213,619       $ 6,935,616
                                                                         ================  ===============   ===============

  See accompanying Notes to the Unaudited Consolidated Financial Statements.

                            CITY NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                                      FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                                                       ended September 30,     ENDED SEPTEMBER 30,
                                                                                     ----------------------  ----------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                 2000       1999        2000       1999
                                                                                     ----------- ----------  ---------- -----------
INTEREST INCOME
   Loans ............................................................................ $ 144,371  $ 101,835   $ 406,676   $ 289,502
   Federal funds sold and securities purchased under resale agreements ..............       463        432       2,143       1,416
   Securities available-for-sale ....................................................    24,935     16,094      65,337      47,967
   Trading account ..................................................................     1,158        788       2,914       2,126
                                                                                     ----------- ----------  ---------- -----------
       Total interest income ........................................................   170,927    119,149     477,070     341,011
                                                                                     ----------- ----------  ---------- -----------
INTEREST EXPENSE
   Deposits .........................................................................    42,609     23,588     109,229      64,412
   Federal funds purchased and securities sold under repurchase agreements ..........     3,882      2,953      12,445       8,779
   Other short-term borrowings ......................................................    15,544      6,820      41,226      17,661
   Subordinated debt ................................................................     2,135      1,707       5,952       5,712
   Other long-term debt .............................................................     2,756      2,779       7,326       9,353
                                                                                     ----------- ----------  ---------- -----------
       Total interest expense .......................................................    66,926     37,847     176,178     105,917
                                                                                     ----------- ----------  ---------- -----------
   Net interest income ..............................................................   104,001     81,302     300,892     235,094
PROVISION FOR CREDIT LOSSES .........................................................     7,000          -      11,000           -
                                                                                     ----------- ----------  ---------- -----------
   Net interest income after provision for credit losses ............................    97,001     81,302     289,892     235,094
                                                                                     ----------- ----------  ---------- -----------
NONINTEREST  INCOME
   Service charges on deposit accounts ..............................................     5,888      4,531      17,194      12,696
   Investment services ..............................................................     6,831      5,474      19,164      14,413
   Trust fees .......................................................................     5,197      4,442      15,646      13,307
   International services ...........................................................     3,967      2,479      11,024       6,865
   Bank owned life insurance ........................................................       646        574       1,924       1,654
   Other ............................................................................     4,256      3,550      12,643       9,323
                                                                                     ----------- ----------  ---------- -----------
       Total recurring noninterest income ...........................................    26,785     21,050      77,595      58,258
   Gain (loss) on sale of assets ....................................................       (82)       545         (77)      1,724
   Gain on sale of securities .......................................................     1,819      1,570       2,037       4,015
                                                                                     ----------- ----------  ---------- -----------
       Total noninterest income .....................................................    28,522     23,165      79,555      63,997
                                                                                     ----------- ----------  ---------- -----------
NONINTEREST  EXPENSE
   Salaries and other employee benefits .............................................    40,506     34,191     120,944      99,017
   Professional .....................................................................     5,047      5,107      16,738      14,818
   Net occupancy of premises ........................................................     7,235      4,753      17,783      12,725
   Information services .............................................................     3,369      3,204      10,365       8,663
   Marketing and advertising ........................................................     2,503      2,428       8,827       7,573
   Depreciation .....................................................................     3,203      3,005       9,484       8,154
   Office services ..................................................................     2,302      2,118       7,144       5,983
   Equipment ........................................................................       537        422       1,739       1,546
   Amortization of goodwill and core deposit intangibles ............................     4,361      2,286      12,229       6,257
   Acquisition integration ..........................................................         1      1,083       1,323       1,109
   Other operating ..................................................................     4,859      3,039      12,533       9,438
   Other real estate (income)........................................................        61       (267)         34        (179)
                                                                                     ----------- ----------  ---------- -----------
       Total noninterest expense ....................................................    73,984     61,369     219,143     175,104
                                                                                     ----------- ----------  ---------- -----------
   Income before income taxes .......................................................    51,539     43,098     150,304     123,987
   Income taxes .....................................................................    17,378     15,015      51,690      43,797
                                                                                     ----------- ----------  ---------- -----------
   Net income .......................................................................    34,161     28,083      98,614      80,190
                                                                                     ----------- ----------  ---------- -----------
   Other comprehensive income (loss)
       Unrealized gain (loss) on securities available-for-sale ......................    15,942     (9,253)      8,993     (49,312)
       Less: reclassification adjustment for losses included in noninterest income ..      (344)    (2,204)       (729)     (3,239)
       Income taxes (benefits) ......................................................     6,559     (4,852)      3,473     (22,252)
                                                                                     ----------- ----------  ---------- -----------
   Other comprehensive income (loss).................................................     9,039     (6,605)      4,791     (30,229)
                                                                                     ----------- ----------  ---------- -----------
   Comprehensive income .............................................................  $ 43,200   $ 21,478   $ 103,405    $ 49,891
                                                                                     =========== ==========  ========== ===========
   Net  income per share, basic .....................................................    $ 0.72     $ 0.61      $ 2.09      $ 1.75
                                                                                     =========== ==========  ========== ===========
   Net  income per share, diluted ...................................................    $ 0.70     $ 0.60      $ 2.04      $ 1.70
                                                                                     =========== ==========  ========== ===========
   Shares used to compute income per share, basic ...................................    47,694     45,664      47,093      45,767
                                                                                     =========== ==========  ========== ===========
   Shares used to compute income per share, diluted .................................    49,082     46,690      48,352      47,049
                                                                                     =========== ==========  ========== ===========
   Dividends per share ..............................................................   $ 0.175    $ 0.165     $ 0.525     $ 0.495
                                                                                     =========== ==========  ========== ===========

  See accompanying Notes to the Unaudited Consolidated Financial Statements.

                           CITY NATIONAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                               SEPTEMBER
                                                                                ---------------------------------------
                                                                                       2000                1999
(DOLLARS IN THOUSANDS)                                                          -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................................             $ 98,614            $ 80,190
Adjustments to net income:
     Amortization of goodwill and core deposit intangibles ..................               12,229               6,257
     Provision for credit losses.............................................               11,000                   -
     Depreciation............................................................                9,484               8,154
     Deferred income tax (benefit)...........................................                5,548             (11,250)
     Gain on sales of ORE....................................................                   (3)               (179)
     Gain on sales of securities.............................................               (2,037)             (4,015)
     Net increase in other assets ...........................................              (17,576)            (35,852)
     Net increase in trading securities......................................              (34,091)             (2,067)
     Other, net..............................................................               13,148              15,079
                                                                                -------------------  ------------------
         Net cash provided by operating activites............................               96,316              56,317
                                                                                -------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities.......................................................           (1,101,389)           (306,541)
Sales of securities available-for-sale.......................................              223,235             203,738
Maturities of securities.....................................................              518,375              81,509
Purchase of residential mortgage loans.......................................                    -             (47,714)
Sales of residential mortgage loans..........................................               20,054              41,357
Loan originations net of principal collections...............................             (466,938)           (392,709)
Proceeds from sales of ORE...................................................                1,260               1,897
Purchase of premises and equipment ..........................................               (8,327)            (12,846)
Net cash from acquisitions...................................................               78,715              18,905
Other, net...................................................................               (6,810)                531
                                                                                -------------------  ------------------
     Net cash used by investing activities...................................             (741,825)           (411,873)
                                                                                -------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds purchased and securities sold
     under repurchase agreements.............................................               37,263            (138,813)
Net increase in deposits.....................................................              502,411               7,657
Net increase in short-term borrowings, net of transfers from long-term debt..              143,899             214,724
Proceeds from issuance of other long-term debt...............................              150,000                   -
Repayment of long-term debt..................................................              (25,000)                  -
Proceeds from exercise of stock options......................................                6,807               7,136
Stock repurchases............................................................              (14,229)            (37,932)
Cash dividends paid..........................................................              (24,539)            (22,721)
Other, net...................................................................                2,388               2,211
                                                                                -------------------  ------------------
     Net cash provided by financing activities...............................              779,000              32,262
                                                                                -------------------  ------------------
Net  increase (decrease) in cash and cash equivalents........................              133,491            (323,294)
Cash and cash equivalents at beginning of year...............................              290,178             690,843
                                                                                -------------------  ------------------
Cash and cash equivalents at end of period...................................            $ 423,669           $ 367,549
                                                                                ===================  ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest ...........................................................            $ 171,207           $ 105,472
         Income taxes........................................................                9,321              30,050

     Non-cash investing activities:
         Transfer from loans to foreclosed assets............................                  156               1,331
         Transfer from long-term debt to short-term borrowings ..............              100,000             165,000

  See accompanying Notes to the Unaudited Consolidated Financial Statements.

                           CITY NATIONAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                  ---------------------------------------------
(DOLLARS IN THOUSANDS)                                                                    2000                      1999
                                                                                  --------------------      -------------------
Common Stock
      Balance, beginning of period ...........................................               $ 46,885                 $ 46,885
      Stock issued for acquisitions ..........................................                    650                        -
      Stock options exercised ................................................                    231                        -
                                                                                  --------------------      -------------------
      Balance, end of period .................................................                 47,766                   46,885
                                                                                  --------------------      -------------------

Additional paid-in capital
      Balance, beginning of period ...........................................                276,464                  287,363
      Tax benefit from stock options .........................................                  2,388                    2,211
      Stock options exercised.................................................                  2,008                        -
      Excess of cost of treasury shares reissued
           over stock option exercise amount .................................                      -                  (12,595)
      Excess of market value of shares issued
           for acquisitions over historical cost .............................                  9,149                        -
                                                                                  --------------------      -------------------
      Balance, end of period .................................................                290,009                  276,979
                                                                                  --------------------      -------------------

Accumulated other comprehensive loss
      Balance, beginning of period  ..........................................                (27,193)                  12,901
      Other comprehensive income (loss) net of income taxes/(benefits) .......                  4,791                  (30,299)
                                                                                  --------------------      -------------------
      Balance, end of period .................................................                (22,402)                 (17,398)
                                                                                  --------------------      -------------------

Retained earnings
      Balance, beginning of period ...........................................                321,210                  243,275
      Net income .............................................................                 98,614                   80,190
      Dividends paid .........................................................                (24,539)                 (22,721)
                                                                                  --------------------      -------------------
      Balance, end of period .................................................                395,285                  300,744
                                                                                  --------------------      -------------------

Treasury shares
      Balance, beginning of period  ..........................................                (45,720)                 (28,621)
      Purchase of shares .....................................................                (14,229)                 (37,932)
      Issuance of shares for acquisitions ....................................                 55,381                        -
      Issuance of shares for stock options ...................................                  4,568                   19,731
                                                                                  --------------------      -------------------
      Balance, end of period .................................................                      -                  (46,822)
                                                                                  --------------------      -------------------
Total shareholders' equity ...................................................              $ 710,658                $ 560,388
                                                                                  ====================      ===================

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

3. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement was originally scheduled to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133" (SFAS 137), which extended the effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB also issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133. The Corporation uses interest rate swaps to manage interest rate exposure, which are accounted for as hedging activities. Management does not believe that the implementation will have a significant impact on the Corporation's financial position, net income or net comprehensive income.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as a replacement of SFAS 125 effective for disclosures in financial statements issued subsequent to December 15, 2000, and for transactions entered into after March 31, 2001. Management does not expect adoption of SFAS 140 will have a material impact on the Corporation's financial statements.

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

6. On February 29, 2000, the Corporation acquired The Pacific Bank, N.A. ("Pacific Bank"). In that transaction, Pacific Bank merged into the Bank and the Corporation paid consideration equal to $145.2 million (including the consideration for stock options), 47.0% of which was paid in the Corporation's common stock and 53.0% of which was paid in cash. The transaction was accounted for as a purchase. Pacific Bank had total assets, loans, and deposits of $782.0 million, $488.0 million, and $702.0 million, respectively, at the date of acquisition. The acquisition of Pacific Bank resulted in the recording of goodwill and intangibles of approximately $69.5 million. Included in goodwill as purchase price adjustments were $4.3 million of accrued severance and change of control costs, of which $0.4 million remain unpaid as of September 30, 2000, $1.3 million of paid transaction-related expenses and $3.2 million of exit costs of which approximately $2.0 million remain unpaid as of September 30, 2000. Results reflect the operations of Pacific Bank from February 29, 2000, the date of acquisition.

7. Reserves established as a purchase price adjustment for the August 27, 1999 acquisition of American Pacific State Bank ("APSB") of $0.2 million for severance accruals and $0.2 million for exit costs remain as of September 30, 2000. Reserves established as a purchase price adjustment for the December 31, 1998 acquisition of North American Trust Company of $0.4 million for excess space continue to be amortized over the remaining 5.17 years of a lease.

8. Under the Corporation's stock buyback program of one million shares of the Corporation's common stock announced on July 29, 1999, 731,100 shares had been repurchased for a cost of $23.5 million as of September 30, 2000. No shares were repurchased in the third quarter of 2000. The shares purchased under the buyback program have been reissued for acquisitions and upon the exercise of stock options. There were no Treasury shares at September 30, 2000. Subsequent to the end of the third quarter of 2000, the remaining 268,900 shares of the program were repurchased for a cost of $8.6 million. On October 26, 2000, a new one million share stock buyback program of the Corporation's common stock was announced.

              CITY NATIONAL CORPORATION
                FINANCIAL HIGHLIGHTS
                     (UNAUDITED)

                                                                                                     PERCENTAGE CHANGE
                                                          AT OR FOR THE THREE MONTHS ENDED         SEPTEMBER 30, 2000 FROM
                                                      ------------------------------------------  -------------------------
                                                      SEPTEMBER 30,   JUNE 30,     SEPTEMBER 30,  JUNE 30,    SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)              2000          2000            1999         2000          1999
--------------------------------------------          -------------  ----------    -------------  ---------  --------------
FOR THE QUARTER
     Net income                                       $     34,161   $    33,445     $    28,083      2 %          22 %
     Net income per common share, basic                       0.72          0.70            0.61      3            18
     Net income per common share, diluted                     0.70          0.68            0.60      3            17
     Dividends, per common share                             0.175         0.175           0.165      -             6
     Cash net income                                        37,853        37,154          29,792      2            27
     Cash net income per common share, basic                  0.79          0.78            0.65      1            22
     Cash net income per common share, diluted                0.77          0.76            0.64      1            20

AT QUARTER END
     Assets                                            $ 8,913,955   $ 8,676,768     $ 6,935,616      3            29
     Deposits                                            6,873,513     6,394,854       5,310,737      7            29
     Loans                                               6,426,792     6,345,195       5,171,924      1            24
     Securities                                          1,660,082     1,442,108       1,115,513     15            49
     Shareholders' equity                                  710,658       672,022         560,388      6            27
     Book value per share                                    14.88         14.11           12.34      5            21

AVERAGE BALANCES
     Assets                                            $ 8,757,790   $ 8,525,861     $ 6,491,294      3            35
     Deposits                                            6,501,125     6,277,831       4,785,516      4            36
     Loans                                               6,430,471     6,331,721       4,866,016      2            32
     Securities                                          1,558,339     1,381,920       1,083,670     13            44
     Shareholders' equity                                  692,436       660,325         558,693      5            24

SELECTED RATIOS
     Return on average assets                                 1.55 %        1.58 %          1.72 %   (2)          (10)
     Return on average shareholders' equity                  19.63         20.37           19.94     (4)           (2)
     Tier 1 leverage                                          6.41          6.19            7.09      4           (10)
     Tier 1 risk-based capital                                7.85          7.49            7.98      5            (2)
     Total risk-based capital                                10.88         10.56           11.44      3            (5)
     Dividend payout ratio, per share                        24.33         24.85           26.83     (2)           (9)
     Net interest margin                                      5.32          5.58            5.57     (5)           (4)
     Efficiency ratio                                        54.44         56.51           57.54     (4)           (5)
     Cash return on average assets                            1.75          1.79            1.83     (2)           (4)
     Cash return on average shareholders' equity             29.13         31.28           22.88     (7)           27
     Cash efficiency ratio                                   51.23         53.26           55.41     (4)           (8)

ASSET QUALITY RATIOS
     Nonaccrual loans to total loans                          0.73 %        0.55 %          0.37 %   33            97
     Nonaccrual loans and ORE to toal loans and ORE           0.73          0.56            0.41     30            78
     Allowance for credit losses  to total loans              2.17          2.21            2.69     (2)          (19)
     Allowance for credit losses to non accrual loans       296.90        400.50          719.69    (26)          (59)
     Net charge-offs to average loans - annualized           (0.51)        (0.25)          (0.37)   104            38

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below relating to "forward-looking" statements included in this report.


RECENT DEVELOPMENT

         On October 31, 2000, the Corporation announced that it signed a definitive agreement to acquire the Los Angeles-based investment management firm of Reed, Conner & Birdwell for a payment at closing of a combination of the Corporation's stock and notes. The notes, payable over five years, are valued on the basis of the firm's future growth and profitability. Reed, Conner & Birdwell has approximately $1.1 billion in client assets under management. Upon completion, which management expects to occur prior to year-end, the transaction will increase to more than $17.8 billion the assets under management or administration by the Corporation.


RESULTS OF OPERATIONS

OVERVIEW

         The Corporation recorded net income of $34.2 million for the third quarter of 2000, a 21.6% increase from net income of $28.1 million in the third quarter of 1999, and a 2.1% increase from $33.4 million in the second quarter of 2000. Cash net income, which excludes the amortization of core deposit intangibles and goodwill from acquisitions, increased 27.1% to $37.9 million for the third quarter of 2000 from $29.8 million for the third quarter of 1999, and rose 1.9% from $37.2 million in the second quarter of 2000. These increases reflected the continued growth in loans and deposits, increases in net interest income and increases in noninterest income, partially offset by increases in noninterest expense and a provision for credit losses.

         Net income per diluted common share of $0.70 per share for this year's third quarter increased 16.7%, compared with $0.60 per share in the third quarter of 1999, and 2.9% above the $0.68 per diluted common share reported for the 2000 second quarter. Slightly over $0.01 per diluted common share in the third quarter of 2000 was attributable to the net effect of a non-recurring gain on the sale of securities and closure costs for two banking offices. Cash net income per diluted common share for this year's third quarter rose 20.3% to $0.77, compared with $0.64 per diluted common share for the third quarter of 1999 and $0.76 per diluted common share for the second quarter of 2000. Management expects earnings per diluted common share for the fourth quarter to be within the current range of analysts' projections of $0.67 to $0.70 per diluted common share as reflected in First Call.

         The Corporation recorded net income of $98.6 million for the first nine months of 2000, an increase of 23.0% over net income of $80.2 million for the first nine months of 1999. Cash net income for the first nine months of 2000 rose 28.2% to $108.9 million from $84.9 million for the 1999 comparable period. Net income per diluted common share for the first nine months of 2000 increased by 20.0% to $2.04 per diluted common share, from $1.70 per diluted common share in the first nine months of 1999. Cash net income per diluted common share rose to $2.25, compared with $1.81 per diluted common share for the first nine months of 1999. The nine month increase resulted primarily from an increase of $65.8 million in net interest income and an increase of $15.6 million in noninterest income, partially offset by a $44.0 million increase in noninterest expense and an $11.0 million provision for credit losses. These results reflect the integration of Pacific Bank, acquired in February 2000, and APSB, acquired in August 1999.

         The Corporation's return on average assets in the third quarter of 2000 was 1.55%, compared with 1.72% in the 1999 third quarter and 1.58% in the 2000 second quarter. The quarter's decrease reflects the Corporation's larger asset base and the impact on net income of amortizing the higher level of goodwill resulting from recent acquisitions. The return on average shareholders' equity was 19.63%, compared with 19.94% for the prior year quarter and 20.37% for the second quarter of this year. The decline is attributable, in part, to an increase in retained earnings and lower unrealized losses on securities during the third quarter of 2000. For the first nine months of 2000, the return on average assets was 1.58% and the return on average shareholders' equity was 20.25%, compared with a 1.71% return on average assets and a 19.08% return on average shareholders' equity for the first nine months of 1999.

         On a cash basis (which excludes goodwill and the after-tax impact of nonqualifying core deposit intangibles from average assets and average shareholders' equity), the return on average assets in the third quarter of 2000 was 1.75%, compared with 1.83% in the third quarter of 1999. The return on average shareholders' equity rose to 29.13%, compared with 22.88% for the prior year quarter. On a cash basis, for the first nine months of 2000, the return on average assets was 1.79% and the return on average shareholders' equity was 30.09%, compared with a 1.83% return on average assets and a 22.47% return on average shareholders' equity for the first nine months of 1999.

NET INTEREST INCOME

         Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.

         As a result of the strong loan and core deposit growth and a higher prime rate compared with the year earlier period, net interest income on a fully taxable-equivalent basis rose 27.8% to $107.3 million in the third quarter of 2000 compared with $83.9 million for the same quarter of 1999. The negative impact of the reversal of income on loans moving to nonaccrual status and lower interest recovered on nonaccrual and charged-off loans, slightly offset by the benefit of having one more day in this quarter, contributed to the decline in third quarter results compared with the $107.8 million for the second quarter of 2000. Interest recovered on nonaccrual and charged-off loans was $0.8 million for the third quarter of 2000, compared with $0.8 million for the third quarter of 1999 and $1.3 million for the second quarter of 2000.

         For the first nine months of 2000, net interest income on a fully taxable-equivalent basis totaled $310.4 million, an increase of 27.8 % over $242.8 million for the first nine months of 1999. Interest recovered in the first nine months of 2000 was $3.1 million, compared with $4.9 million for the same period of 1999.

         The fully taxable-equivalent net interest margin was 5.32% for the quarter ended September 30, 2000 and 5.46% for the first nine months of 2000 compared with 5.57% and 5.58% for the third quarter and first nine months of 1999, respectively. The net interest margin was 5.58% for the second quarter of 2000. The reduction in average demand deposits between sequential quarters and the higher level of interest income not recognized on nonaccrual loans contributed 8 and 7 basis points, respectively, to the reduction of the margin between the second and third quarters of 2000. In addition, the net interest margin between the second and third quarters was reduced by 6 basis points by higher balances on short-term investment securities in the regulated investment company subsidiary. See "-- Income Taxes." Compared with the prior year periods, the increase in the cost of funds and unfavorable changes in the funding mix offset higher yields on earning assets.

         The following tables present the components of net interest income on a fully taxable-equivalent basis for the three and nine months ended September 30, 2000 and 1999. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

                                                                              NET INTEREST INCOME SUMMARY
                                                           FOR THE THREE MONTHS ENDED             FOR THE THREE MONTHS ENDED
                                                               SEPTEMBER 30, 2000                      SEPTEMBER 30, 1999
                                                     ------------------------------------   ---------------------------------------
                                                                     INTEREST    AVERAGE                      INTEREST    AVERAGE
                                                       AVERAGE        INCOME/   INTEREST        AVERAGE        INCOME/   INTEREST
(DOLLARS IN THOUSANDS)                                 BALANCE      EXPENSE (2)   RATE          BALANCE      EXPENSE (2)   RATE
                                                     ------------------------------------   ---------------------------------------
ASSETS
     Interest-earning assets
         Loans
             Commercial                              $ 3,271,184     $ 77,830     9.47%      $ 2,575,814      $ 56,213    8.66%
             Residential first mortgages               1,245,026       22,799     7.29         1,072,815        19,318    7.14
             Real estate construction                    430,538       11,348    10.49           304,777         7,270    9.46
             Real estate mortgages                     1,416,387       32,466     9.12           859,944        19,062    8.79
             Installment                                  67,336        1,566     9.25            52,666         1,376   10.37
                                                     ------------  -----------               ------------   -----------
             Total loans           (1)                 6,430,471      146,009     9.03         4,866,016       103,239    8.42
         Securities available-for-sale                 1,481,735       26,547     7.13         1,015,193        17,326    6.77
         Federal funds sold and securities
             purchased under resale agreements            28,817          463     6.39            32,766           432    5.23
         Trading account securities                       76,604        1,171     6.08            68,477           799    4.63
                                                     ------------  -----------               ------------   -----------
             Total interest-earning assets             8,017,627      174,190     8.64         5,982,452       121,796    8.08
                                                                   -----------                              -----------
         Allowance for credit losses                    (140,990)                               (141,756)
         Cash and due from banks                         342,911                                 283,545
         Other nonearning assets                         538,242                                 367,053
                                                     ------------                            ------------
             Total assets                            $ 8,757,790                             $ 6,491,294
                                                     ============                            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Interest-bearing deposits
         Interest checking accounts                    $ 572,731          717     0.50         $ 396,533           445    0.45
         Money market accounts                         1,353,948       12,656     3.72           967,247         7,206    2.96
         Savings deposits                                244,837        2,724     4.43           203,404         1,164    2.27
         Time deposits - under $100,000                  257,536        3,840     5.93           192,038         2,289    4.73
         Time deposits - $100,000 and over             1,500,383       22,672     6.01           963,554        12,484    5.14
                                                     ------------  -----------               ------------   -----------
             Total interest - bearing deposits         3,929,435       42,609     4.31         2,722,776        23,588    3.44

         Federal funds purchased and securities
             sold under repurchase agreements            239,353        3,882     6.45           243,871         2,953    4.80
         Other borrowings                              1,208,006       20,435     6.73           845,833        11,306    5.30
                                                     ------------  -----------               ------------   -----------
             Total interest - bearing liabilities      5,376,794       66,926     4.95         3,812,480        37,847    3.94
                                                                   -----------                              -----------
     Noninterest - bearing deposits                    2,571,690                               2,062,740
     Other liabilities                                   116,870                                  57,381
     Shareholders' equity                                692,436                                 558,693
                                                     ------------                            ------------
             Total liabilities and shareholders'
                                equity               $ 8,757,790                             $ 6,491,294
                                                     ============                            ============
Net interest spread                                                               3.69%                                   4.14%
                                                                                  =====                                  ======
Fully taxable-equivalent net interest income                        $ 107,264                                 $ 83,949
                                                                   ===========                              ===========
Net interest margin                                                               5.32%                                   5.57%
                                                                                  =====                                  ======

     (1) Includes average nonaccrual loans of $38,022 and $22,791 for 2000 and 1999, respectively.
     (2) Loan income includes loan fees of $4,549 and $4,823 for 2000 and 1999, respectively.


                                                           FOR THE NINE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2000                      SEPTEMBER 30, 1999
                                                     ------------------------------------   ---------------------------------------
                                                                     INTEREST    AVERAGE                      INTEREST    AVERAGE
                                                       AVERAGE        INCOME/   INTEREST        AVERAGE        INCOME/   INTEREST
(DOLLARS IN THOUSANDS)                                 BALANCE      EXPENSE (2)   RATE          BALANCE      EXPENSE (2)   RATE
                                                     ------------------------------------   ---------------------------------------
ASSETS
     Interest-earning assets
         Loans
            Commercial                               $ 3,175,687    $ 218,883      9.21%      $2,499,067    $ 160,463     8.58%
            Residential first mortgages                1,226,347       66,855      7.28        1,042,781       56,344     7.22
            Real estate construction                     403,868       31,070     10.28          274,247       19,748     9.63
            Real estate mortgages                      1,298,368       90,024      9.26          794,976       53,371     8.98
            Installment                                   64,199        4,449      9.26           50,089        3,745    10.00
                                                     ------------   ----------               ------------   ----------
            Total loans           (1)                  6,168,469      411,281      8.91        4,661,160      293,671     8.42
         Securities available-for-sale                 1,312,411       70,147      7.14        1,038,691       51,588     6.64
         Federal funds sold and securities
            purchased under resale agreements             46,831        2,143      6.11           35,836        1,416     5.28
         Trading account securities                       71,275        2,986      5.60           66,750        2,058     4.12
                                                     ------------   ----------               ------------   ----------
            Total interest-earning assets              7,598,986      486,557      8.55        5,802,437      348,733     8.04
                                                                    ----------                              ----------
         Allowance for credit losses                    (139,609)                               (140,036)
         Cash and due from banks                         336,820                                 285,147
         Other nonearning assets                         520,505                                 324,281
                                                     ------------                            ------------
            Total assets                             $ 8,316,702                             $ 6,271,829
                                                     ============                            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Interest-bearing deposits
         Interest checking accounts                    $ 527,996        1,960      0.50        $ 401,807        1,602     0.53
         Money market accounts                         1,287,076       33,999      3.53          951,906       20,799     2.92
         Savings deposits                                234,181        7,308      4.17          192,458        5,297     3.68
         Time deposits - under $100,000                  262,751       10,936      5.56          185,294        6,526     4.71
         Time deposits - $100,000 and over             1,287,685       55,026      5.71          843,100       30,188     4.79
                                                     ------------   ----------               ------------   ----------
            Total interest - bearing deposits          3,599,689      109,229      4.05        2,574,565       64,412     3.34

         Federal funds purchased and securities
            sold under repurchase agreements             273,264       12,445      6.08          251,418        8,779     4.67
         Other borrowings                              1,137,323       54,504      6.40          824,188       32,726     5.31
                                                     ------------   ----------               ------------   ----------
            Total interest - bearing liabilities       5,010,276      176,178      4.70        3,650,171      105,917     3.88
                                                                    ----------                              ----------
     Noninterest - bearing deposits                    2,553,359                               1,999,856
     Other liabilities                                   102,603                                  60,018
     Shareholders' equity                                650,464                                 561,784
                                                     ------------                            ------------
            Total liabilities and shareholders'
                                equity               $ 8,316,702                             $ 6,271,829
                                                     ============                            ============
Net interest spread                                                                3.85%                                  4.16%
                                                                                  ======                                  =====
Fully taxable-equivalent net interest income                        $ 310,379                               $ 242,816
                                                                    ==========                              ==========
Net interest margin                                                                5.46%                                  5.58%
                                                                                  ======                                  =====

     (1) Includes average nonaccrual loans of $33,575 and $23,153 for 2000 and 1999, respectively.
     (2) Loan income includes loan fees of $13,508 and $13,083 for 2000 and 1999, respectively.

         Average loans rose to $6.4 billion during the third quarter of 2000, an increase of 32.2% over the third quarter of 1999. Average loans increased 2.0% over the 2000 second quarter. Year-over-year loan growth was driven primarily by increases in commercial loans and real estate mortgages. Compared with the year-ago quarter, commercial loan average balances rose 27.0% from $2.6 billion to $3.3 billion and real estate mortgage averages rose 64.8 % from $0.9 billion to $1.4 billion, largely as a result of loans added through acquisitions. Growth in all other loan categories contributed to the increase in average loans over the prior year and sequential quarters. For the first nine months of 2000, average loans increased 32.3 % to $6.2 billion from $4.7 billion for the first nine months of 1999.

         Average securities increased $474.7 million, or 43.8%, to $1.6 billion for the third quarter of 2000 compared with the third quarter of 1999 and increased 12.8% from the second quarter of 2000. For the first nine months of 2000, average securities increased $278.2 million, or 25.2%, to $1.4 billion compared with the 1999 period.

         Average deposits rose during the third quarter of 2000 to $6.5 billion, an increase of 35.9% over the third quarter of 1999, and an increase of 3.6% over the 2000 second quarter. During the first nine months of 2000, average deposits increased 34.5% to $6.2 billion, compared with $4.6 billion for the same period a year ago. Average core deposits, which excludes time deposits $100,000 and over, rose during the third quarter of 2000 to $5.0 billion, an increase of 31.0% over the third quarter of 1999, but decreased 1.0% over the 2000 second quarter. During the first nine months of 2000, average core deposits increased 30.0% to $4.9 billion, compared with $3.7 billion for the same period a year ago.

         Net interest income is impacted by the volume and rate of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between the third quarter and the first nine months of 2000 and the third quarter and the first nine months of 1999, as well as between the third quarter and the first nine months of 1999 and the third quarter and the first nine months of 1998.

                                                               CHANGES IN NET INTEREST INCOME
                                               FOR THE THREE MONTHS ENDED            FOR THE THREE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                 2000 VS 1999                         1999 VS 1998
                                           ----------------------------------   -------------------------------------
                                            INCREASE (DECREASE)                    INCREASE (DECREASE)
                                                   DUE TO            NET                 DUE TO              NET
                                           ---------------------   INCREASE     ------------------------   INCREASE
                                            VOLUME       RATE     (DECREASE)      VOLUME        RATE      (DECREASE)
                                           ---------  ----------  -----------   -----------  -----------  -----------
Interest earned on:

Loans                                      $ 34,887    $  7,883     $ 42,770      $ 12,003     $ (3,467)     $ 8,536
Securities available-for-sale                 8,262         959        9,221         3,366           83        3,449
Trading account securities                      102         270          372           (62)        (234)        (296)
Federal funds sold and
     securities purchased
     under resale agreements                    (57)         88           31            22          (10)          12
                                           ---------  ----------  -----------   -----------  -----------  -----------
     Total interest-earning assets           43,194       9,200       52,394        15,329       (3,628)      11,701
                                           ---------  ----------  -----------   -----------  -----------  -----------
Interest paid on:

Interest checking deposits                      217          55          272            55         (539)        (484)
Money market deposits                         3,315       2,135        5,450           370         (292)          78
Savings deposits                                274       1,286        1,560           293         (671)        (378)
Other time deposits                           8,677       3,062       11,739         2,355         (769)       1,586
Other borrowings                              5,358       4,700       10,058         4,335       (1,119)       3,216
                                           ---------  ----------  -----------   -----------  -----------  -----------
     Total interest-bearing liabilities      17,841      11,238       29,079         7,408       (3,390)       4,018
                                           ---------  ----------  -----------   -----------  -----------  -----------

                                           $ 25,353    $ (2,038)    $ 23,315      $  7,921     $   (238)     $ 7,683
                                           =========  ==========  ===========   ===========  ===========  ===========

                                               FOR THE NINE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                 2000 VS 1999                         1999 VS 1998
                                           ----------------------------------   -------------------------------------
                                            INCREASE (DECREASE)                    INCREASE (DECREASE)
                                                   DUE TO            NET                 DUE TO              NET
                                           ---------------------   INCREASE     ------------------------   INCREASE
                                            VOLUME       RATE     (DECREASE)      VOLUME        RATE      (DECREASE)
                                           ---------  ----------  -----------   -----------  -----------  -----------
Interest earned on:

Loans                                      $ 99,687   $ 17,9237    $ 117,610     $ 33,394    $ (16,364)     $ 17,030
Securities                                   14,438      4,121        18,559       11,283         (741)       10,542
Trading account securities                      148        780           928          313         (887)         (574)
Federal funds sold and
     securities purchased
     under resale agreements                    481        246           727         (320)         (91)         (411)
                                           ---------  ----------  -----------   -----------  -----------  -----------
     Total interest-earning assets          114,754     23,070       137,824       44,670      (18,083)       26,587
                                           ---------  ----------  -----------   -----------  -----------  -----------

Interest paid on:

Interest checking deposits                      456        (98)          358          123       (1,371)       (1,248)
Money market deposits                         8,288      4,912        13,200        1,805         (871)          934
Savings deposits                              1,246        765         2,011          676          101           777
Other time deposits                          21,264      7,984        29,248        2,832       (3,994)       (1,162)
Other borrowings                             14,677     10,767        25,444       14,356       (3,280)       11,076
                                           ---------  ----------  -----------   -----------  -----------  -----------
     Total interest-bearing liabilities      45,931     24,330        70,261       19,792       (9,415)       10,377
                                           ---------  ----------  -----------   -----------  -----------  -----------

                                           $ 68,823    $(1,260)     $ 67,563     $ 24,878     $ (8,668)     $ 16,210
                                           =========  ==========  ===========   ===========  ===========  ===========

        Management expects its net interest margin in the fourth quarter to improve modestly from the third quarter, in part, due to anticipated seasonal increases in core deposits and a decrease in the level of lower yielding investment securities.

PROVISION FOR CREDIT LOSSES

         The Corporation recorded a provision for credit losses of $7.0 million in the third quarter of 2000. The 2000 year-to-date provision totaled $11.0 million. The Corporation reported no credit loss provisions in the year earlier periods. The provision for credit losses during the first nine months reflects the levels of net charge-offs and nonaccrual loans, management's ongoing assessment of credit quality of the portfolio and the 24.3% year-over-year growth of the loan portfolio. The level of provision for credit losses to be taken in the fourth quarter will reflect management's assessment of the above factors, as well as the economic environment. Based on management's current assessment of these factors, the provision could approximate the amount taken in the third quarter. However, no assurance may be given that these factors or management's assessment of them will not change in the future. See "-- Allowance for Credit Losses."

NONINTEREST INCOME

         Noninterest income totaled $28.5 million for the third quarter of 2000, a 23.1% increase over the $23.2 million reported in the third quarter of 1999. These results reflect a 6.5% increase over the $26.8 million for the second quarter of 2000. Noninterest income for the first nine months of this year of $79.6 million increased 24.3% over the $64.0 million for the first nine months of 1999.

         Recurring noninterest income, which excludes gain and loss of securities and assets, increased 27.2% to $26.8 million for the third quarter of 2000 over the same quarter of 1999. Recurring noninterest income in the third quarter was essentially unchanged from the second quarter, largely as a result of strong levels of other income recorded in the second quarter of 2000. The $77.6 million in recurring noninterest income for the first nine months of 2000 represented a 33.2% increase over the $58.3 million for the same period in 1999.

         All categories of recurring noninterest income were higher in the current periods of 2000 compared with the year earlier periods, reflecting the Corporation's continued emphasis on growing fee income. Investment services and trust fees rose as a result of a strong cross-selling program to existing customers, as well as direct-sales activities focused on new customers by City National Investments (CNI), a division of the Bank.

         Assets under administration in CNI were $16.7 billion at September 30, 2000, including $5.3 billion under management, compared with $13.5 billion and $3.8 billion, respectively, at September 30, 1999, and $15.5 billion and $5.2 billion at June 30, 2000. The increase in assets under management over the year-earlier period is primarily attributable to the CNI Charter
Funds introduced in 1999 and 2000. See--"Recent Development."

         International services income rose significantly as a result of increased foreign exchange fees and, to a lesser extent, an increase in fee income associated with letters of credit and standby letters of credit.

         Gains on the sale of assets and securities amounted to $1.7 million and $2.0 million for the third quarter and first nine months of 2000, respectively, compared with gains of $2.1 million and $5.7 million for the same periods a year earlier. Noninterest income was 21.0 % of total revenues for the first nine months of both 2000 and 1999.

         Management expects consistent growth in CNI and international income and moderate growth in other categories during the 2000 fourth quarter compared with the year ago period.

NONINTEREST EXPENSE

         Third quarter 2000 results benefited from a reduction in noninterest expense to $74.0 million compared with $76.1 million in the second quarter of 2000. The decline in expenses was, in part due to the completed integration of Pacific Bank, as well as management's continued emphasis on achieving greater efficiencies and productivity. Noninterest expense was $61.4 million in the third quarter of 1999. Noninterest expense for the first nine months of 2000 increased by $44.0 million to $219.1 million, compared with $175.1 million for the first nine months of 1999.

         The year-over-year increase in expenses was primarily the result of the Corporation's growth, including expenses associated with additional offices and a substantial number of new colleagues--mostly from acquisitions--as well as the amortization of goodwill and core deposit intangibles. Third quarter 2000 results included $0.8 million of severance and excess space provisions relating to the previously announced closure of two banking offices scheduled to be completed at the end of the year. Salaries and other employee benefits increased by $6.3 million, or 18.5%, over the third quarter of 1999; they decreased by $1.1 million, or 2.6 %, compared with the second quarter of 2000. All other expenses increased $6.3 million, or 23.2 %, from the third quarter of 1999, but decreased $1.0 million, or 2.9%, from the second quarter of 2000. Reserves of approximately $0.3 million remain from the $1.3 million integration charge for Pacific Bank.

         Management currently anticipates that fourth quarter noninterest expenses will increase modestly over the third quarter due to continued growth, moderated by management's emphasis on enhancing efficiency and productivity.

         During 1999, the Corporation completed the process of preparing for the Year 2000 date change. To date, the Corporation has successfully managed the transition. Although considered unlikely, unanticipated problems in the Corporation's business process, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate systems problems and develop contingency plans. Management will continue to monitor all business processes, including interaction with the Corporation's customers, vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

INCOME TAXES

        The effective tax rate in the third quarter of 2000 was 33.7% and the rate for the first nine months of 2000 was 34.4% compared with 35.4% for all of 1999. The lower rate is due primarily to the impact of the formation of a regulated investment company subsidiary. The long-term plan for the regulated investment company is currently under review. The effective tax rate is expected to remain at the current year-to-date rate for the balance of the year.

BALANCE SHEET ANALYSIS

         Total average assets reached $8.8 billion in the third quarter of 2000, an increase of 34.9% over the $6.5 billion in average assets in the third quarter of 1999 and $0.2 billion higher than the second quarter of 2000. For the nine months ended September 30, 2000, total average assets increased 32.6% to $8.3 billion, compared with $6.3 billion for the same period a year ago. Increased loan balances due to internally generated loan growth, as well as the acquisitions of APSB and Pacific Bank contributed to this growth in average assets.

         Total assets at September 30, 2000 were $8.9 billion, compared with total assets of $6.9 billion at September 30, 1999, and total assets of $7.2 billion at December 31 1999.

SECURITIES

         Comparative period-end security portfolio balances are presented below:

                                                              SECURITIES AVAILABLE-FOR-SALE

                                         SEPTEMBER 30,                   DECEMBER 31,                SEPTEMBER 30,
                                             2000                           1999                         1999
                                 -----------------------------  ---------------------------  ----------------------------
(DOLLARS IN THOUSANDS)                COST        FAIR VALUE         COST      FAIR VALUE        COST         FAIR VALUE
                                 -------------  --------------  ------------- -------------  -------------  -------------
U.S. Gov. and federal agency      $   734,181     $   733,642    $   291,407   $   286,546    $   267,101    $   265,587
Mortgage-backed                       421,391         411,330        368,948       351,251        382,612        370,846
State and Municipal                   159,894         158,148        155,736       152,244        149,483        147,129
Other debt securities                 166,633         147,450        166,772       150,913        166,802        154,656
                                 -------------  --------------  ------------- -------------  -------------  -------------
      Total debt securities         1,482,099       1,450,570        982,863       940,954        965,998        938,218
Marketable equity securities          154,833         147,707        166,150       161,138        124,609        122,213
                                 -------------  --------------  ------------- -------------  -------------  -------------
      Total securities            $ 1,636,932     $ 1,598,277    $ 1,149,013   $ 1,102,092    $ 1,090,607    $ 1,060,431
                                 =============  ==============  ============= =============  =============  =============

         At September 30, 2000, securities available-for-sale totaled $1.6 billion, an increase of $537.8 million compared with holdings at September 30, 1999 and an increase of $496.2 million from December 31, 1999. Unrealized net losses increased $8.5 million from September 30, 1999 but decreased $8.3 million from December 31, 1999. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a valuation allowance that is a component of other comprehensive loss.

         The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of September 30, 2000. To compare the tax-exempt assets yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

                                                             DEBT SECURITIES AVAILABLE-FOR-SALE

                                   ONE YEAR          OVER 1 YEAR         OVER 5 YEARS
                                    OR LESS          THRU 5 YEARS        THRU 10 YEARS      OVER 10 YEARS            TOTAL
                             -------------------  ------------------  ------------------  ------------------  --------------------
(DOLLARS IN THOUSANDS)         AMOUNT   YIELD(%)    AMOUNT  YIELD(%)    AMOUNT  YIELD(%)   AMOUNT   YIELD(%)     AMOUNT   YIELD(%)
                             ---------  --------  --------  --------  --------  --------  --------  --------  ----------  --------
U.S. Gov. and federal agency $ 331,886    6.58    $371,834    6.77    $ 29,922    6.07    $      -       -    $  733,642    6.66
Mortgage-backed                  1,759    6.18       6,351    5.88      12,826    6.11     390,394    6.82       411,330    6.78
State and Municipal             14,046    6.73      50,878    6.83      92,720    6.72         504    7.23       158,148    6.76
Other debt securities               52    7.00           -       -      82,799    7.50      64,599    7.99       147,450    7.71
                             ---------  --------  --------  --------  --------  --------  --------  --------  ----------  --------
      Total debt securities  $ 347,743    6.58    $429,063    6.77    $218,267    6.89    $455,497    6.99    $1,450,570    6.81
                             =========            ========            ========            ========            ==========
      Amortized cost         $ 347,753            $428,924            $232,998            $472,424            $1,482,099
                             =========            ========            ========            ========            ==========

         Dividend income included in interest income on securities in the Unaudited Consolidated Statement of Income and Comprehensive Income for the third quarter of 2000 and 1999 was $2.3 million and $1.2 million, and $7.4 million and $3.9 million for the first nine months of 2000 and 1999, respectively.

LOAN PORTFOLIO

         A comparative period-end loan table is presented below:

                                                                              LOANS

                                                SEPTEMBER 30,               DECEMBER 31,              SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                               2000                       1999                       1999
                                             ---------------------      ---------------------      ---------------------
Commercial
      Relationship                                    $ 2,920,518                $ 2,333,627                $ 2,196,659
      Syndicated non-relationship                         334,626                    536,811                    497,243
                                             ---------------------      ---------------------      ---------------------
                                                        3,255,144                  2,870,438                  2,693,902
Residential first mortgage                              1,254,557                  1,173,334                  1,121,683
Real estate construction                                  408,749                    344,870                    328,422
Real estate mortgages                                   1,438,814                  1,042,123                    974,867
Installment                                                69,528                     59,904                     53,050
                                             ---------------------      ---------------------      ---------------------
      Total loans, gross                                6,426,792                  5,490,669                  5,171,924
Less allowance for credit losses                          139,195                    134,077                    139,015
                                             ---------------------      ---------------------      ---------------------
      Total loans, net                                $ 6,287,597                $ 5,356,592                $ 5,032,909
                                             =====================      =====================      =====================

         Total loans at September 30, 2000 were $6.4 billion, compared with $5.2 billion at September 30, 1999 and $5.5 billion at December 31, 1999. The increase from December 31, 1999 was primarily driven by an increase in commercial relationship loans as well as real estate mortgages. Syndicated non-relationship loans, which represent loans agented by others where the Corporation has no direct access to the borrower and provides them with no other banking products or services have been broken out separately. Due to recent credit concerns attributable to increased interest rates and a tightening economy, management has decided to reduce its emphasis on syndicated non-relationship loans.

         Syndicated non-relationship loans declined $202.2 million, or 37.7%, during the first nine months of 2000, to $334.6 million at September 30, 2000, and represented approximately 5.0% of the loan portfolio at September 30, 2000, compared with almost 10.0% at December 31, 1999. The average outstanding loan balance in the syndicated non-relationship portfolio at September 30, 2000 is just under $4.0 million, which represents about two-thirds of the average commitment amount. The decline in syndicated non-relationship lending is expected to continue as the Corporation emphasizes relationships with clients who are offered the full array of its products, including loans, deposits, and fee-based services such as cash management, international, and wealth management.

         During the first half of the fourth quarter of 2000, management continued its evaluation of the syndicated non-relationship loan portfolio and has identified approximately $129.0 million of the $334.6 million of outstanding syndicated non-relationship loans at September 30, 2000 as available-for-sale and recorded a charge-off of approximately $4.2 million to reflect these loans at fair value. Of the loan balances reclassified as available-for-sale, $103.2 million have been sold through November 13, 2000.

         Management expects that the continued strength in California's economy and its plans for continued marketing efforts will result in consistent growth in relationship loans during the fourth quarter.

         The following table presents information concerning nonaccrual loans, ORE, and restructured loans. Bank policy requires that a loan be placed on nonaccrual status if either principal or interest payments are ninety days past due, unless the loan is both well secured and in process of collection; if full collection of interest or principal becomes uncertain, regardless of the time period involved; or regulator's ratings of syndicated credits suggest that the loan be placed on nonaccrual.

                                                                       NONACCRUAL LOANS, ORE AND RESTRUCTURED LOANS

                                                                SEPTEMBER 30,           DECEMBER 31,          SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                              2000                    1999                  1999
                                                              ------------------    ---------------------   ------------------
Nonaccrual loans:
      Commercial
           Relationship                                                $ 19,583                 $ 13,368             $ 10,932
           Syndicated non-relationship                                   17,166                        -                    -
                                                              ------------------    ---------------------   ------------------
                                                                         36,749                   13,368               10,932
      Real estate                                                         9,032                   10,380                7,803
      Installment                                                         1,102                    1,540                  581
                                                              ------------------    ---------------------   ------------------
           Total                                                         46,883                   25,288               19,316
ORE                                                                         133                    1,413                2,134
                                                              ------------------    ---------------------   ------------------
      Total nonaccrual loans and ORE                                   $ 47,016                 $ 26,701             $ 21,450
                                                              ==================    =====================   ==================

Loans past due 90 days or more on accrual status                       $  5,375                  $ 4,033             $  5,151
                                                              ==================    =====================   ==================
Restructured loans, accruing                                           $  2,411                  $ 2,707             $  2,586
                                                              ==================    =====================   ==================


Total nonaccrual loans as a
      percentage of total loans ..............................             0.73%                    0.46%                0.37%
Total nonaccrual loans and ORE as a
      percentage of total loans and ORE ......................             0.73                     0.49                 0.41
Allowance for credit losses to total loans ...................             2.17                     2.44                 2.69
Allowance for credit  losses
      to nonaccrual loans ....................................           296.90                   530.20               719.69

         The table below summarizes the approximate changes in nonaccrual loans for the three and nine months ended September 30, 2000 and September 30, 1999.

                                                                 CHANGES IN NONACCRUAL LOANS

                                             FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                              SEPTEMBER 30,
                                       ----------------------------------------   ----------------------------------------
(DOLLARS IN THOUSANDS)                       2000                  1999                 2000                   1999
                                       -----------------     ------------------   -----------------      -----------------
Balance, beginning of period                   $ 35,077               $ 26,533            $ 25,288               $ 23,138
Additions from acquisitions                           -                    647               4,428                    647
Loans placed on nonaccrual
      Relationship                                8,665                  3,945              25,885                 18,881
      Syndicated non-relationship                13,882                      -              17,166                      -
                                       -----------------     ------------------   -----------------      -----------------
                                                 22,547                  3,945              43,051                 18,881
Charge-offs                                      (4,278)                (6,994)             (9,582)                (7,716)
Loans returned to accrual status                   (563)                (1,032)               (673)                (1,241)
Repayments (including interest
     applied to principal)                       (5,900)                (3,783)            (15,629)               (14,393)

                                       -----------------     ------------------   -----------------      -----------------
Balance, end of period                         $ 46,883               $ 19,316            $ 46,883               $ 19,316
                                       =================     ==================   =================      =================

         At September 30, 2000, in addition to loans disclosed above as nonaccrual or restructured, management had also identified $31.4 million of problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable. Three loans accounted for $20.5 million of the total with two of the loans totaling $11.5 million being syndicated non-relationship loans. Problem loans were $9.4 million at September 30, 1999 and $7.3 million at June 30, 2000.

ALLOWANCE FOR CREDIT LOSSES

         The allowance for credit losses at September 30, 2000 totaled $139.2 million, or 2.17% of outstanding loans. This compares with an allowance of $139.0 million, or 2.69% of outstanding loans at September 30, 1999, and an allowance of $134.1 million, or 2.44% of outstanding loans at December 31, 1999.

         Loan charge-offs for the third quarter of 2000 were $9.8 million, slightly higher than the $8.9 million in the second quarter of this year and $2.3 million ahead of the $7.5 million reflected a year ago. For the same periods, net charge-offs were $8.3 million, $4.0 million and $4.6 million, respectively, as the benefit from recoveries continued to decline in relation to past levels. As a percentage of average loans, net charge-offs on an annualized basis were 0.51%, 0.25% and 0.37% for the three months ended September 30, 2000, June 30, 2000 and September 30, 1999, respectively.

         Slightly more than half of the net charge-offs in this quarter and in the year-to-date period were for syndicated non-relationship loans. As previously noted, the Corporation's exposure to syndicated non-relationship loans continues to decline.

         Total non-performing assets (nonaccrual loans and ORE) were $47.0 million, or 0.73% of total loans and ORE at September 30, 2000, compared with $21.5 million, or 0.41%, at September 30, 1999 and $26.7 million, or 0.49%, at December 31, 1999. Two syndicated non-relationship loans totaling $13.9 million moved to nonaccrual status this quarter. Total syndicated non-relationship loans on nonaccrual status were $17.2 million at September 30, 2000 compared with none a year ago and at December 31, 1999. Relationship loans on nonaccrual were $10.4 million higher than a year ago, but only $4.4 million higher than December 31, 1999 levels. The allowance for credit losses as a percentage of nonaccrual loans was 296.9% at September 30, 2000 compared with 719.7% at September 30, 1999 and 530.2% at December 31, 1999.

         The allowance for credit losses is maintained at a level which management deems appropriate based on a thorough analysis of numerous factors, including levels of net charge-offs and nonaccrual loans and continuing growth in the loan portfolio. The level of the allowance for credit losses can be expected to change in the fourth quarter of 2000 and will require additional provision for credit losses but not necessarily equal to net charge-offs. Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which may be beyond management's control. No assurances can be given that the Corporation will not sustain credit losses, in any particular period, that are sizable in relation to the allowance for credit losses. Based on known information available to it at the date of this report, management believes that the Corporation's allowance for credit losses was adequate at September 30, 2000. Subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Corporation and its regulators will dictate the level of provisions required to maintain the adequacy of the allowance for credit losses.

                                                               CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                    FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                          SEPTEMBER 30,
                                                 ---------------------------------      ----------------------------------
(DOLLARS IN THOUSANDS)                                2000              1999                 2000              1999
                                                 ---------------   ---------------      ---------------   ----------------
Average amount of loans outstanding                 $ 6,430,471       $ 4,866,016          $ 6,168,469        $ 4,661,160
                                                 ===============   ===============      ===============   ================
Balance of allowance for credit losses,
     beginning of period                              $ 140,484         $ 140,185            $ 134,077          $ 135,339
Loans charged off:
     Commercial
      Relationship                                        4,781             7,265               14,259              9,638
      Syndicated non-relationship                         4,690                 -                8,922                  -
                                                 ---------------   ---------------      ---------------   ----------------
                                                          9,471             7,265               23,181              9,638
     Real estate                                            279               218                  982                464
                                                 ---------------   ---------------      ---------------   ----------------
      Total loans charged off                             9,750             7,483               24,163             10,102
                                                 ---------------   ---------------      ---------------   ----------------
Less recoveries of loans previously charged off:
     Commercial - relationship                              994             2,527                6,208              9,697
     Real estate                                            467               371                2,146                666
                                                 ---------------   ---------------      ---------------   ----------------
      Total recoveries                                    1,461             2,898                8,354             10,363
                                                 ---------------   ---------------      ---------------   ----------------
Net loans (charged off) recovered                        (8,289)           (4,585)             (15,809)               261
Additions to allowance charged to operating expense       7,000                 -               11,000                  -
Additions to allowance from acquisitions                      -             3,415                9,927              3,415
                                                 ---------------   ---------------      ---------------   ----------------
      Balance, end of period                          $ 139,195           139,015              139,195            139,015
                                                 ===============   ===============      ===============   ================
Net charge-offs as a percentage of
   average loans - annualized                            (0.51%)           (0.37%)              (0.34%)               N/M
                                                 ===============   ===============      ===============   ================

Allowance for credit losses as a percentage of
   total period end loans                                                                        2.17%              2.69%
                                                                                        ===============   ================

OTHER ASSETS

         Other assets included the following:

                                                                                         OTHER ASSETS

                                                                  SEPTEMBER 30,          DECEMBER 31,         SEPTEMBER 30,
 (DOLLARS IN THOUSANDS)                                               2000                  1999                  1999
                                                               --------------------  --------------------  --------------------
      Accrued interest receivable ......................           $  56,101              $ 42,206              $ 46,180
      Claim in receivership ............................              17,200                     -                     -
      Income tax refunds ...............................               6,607                 4,188                 4,679
      Other ............................................              23,705                20,408                18,077
                                                               ====================  ====================  ====================
          Total other assets ...........................           $ 103,613              $ 66,802              $ 68,936
                                                               ====================  ====================  ====================

         The claim in receivership was acquired in the acquisition of Pacific Bank and is expected to be realized in 2001.


DEPOSITS

         Deposits totaled $6.9 billion at September 30, 2000, compared with $5.3 billion at September 30, 1999 and $5.7 billion at December 31, 1999. Demand deposits accounted for 40.0% of total deposits at September 30, 2000. Core deposits which continued to provide substantial benefits to the Bank's cost of funds rose 4.0% during the quarter. The year-over-year increase resulted from the Corporation's increased marketing efforts, the nature of the Corporation's relationship business which allows customers to maintain balances as compensation for banking services, as well as from the acquisitions of APSB and Pacific Bank. See "-- Net Interest Income."

CAPITAL ADEQUACY REQUIREMENT

         The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at September 30, 2000, December 31, 1999 and September 30, 1999.

                                   Regulatory
                                Well Capitalized       September 30,        December 31,         September 30,
                                   Standards                2000                1999                 1999
                               -------------------    -----------------    ----------------     ----------------
City National Corporation
   Tier 1 leverage                           4.00  %              6.41  %             6.73  %              7.09  %
   Tier 1 risk-based capital                 6.00                 7.85                7.88                 7.98
   Total risk-based capital                 10.00                10.88               11.21                11.44

City National Bank
   Tier 1 leverage                           4.00  %              6.14  %             6.30  %              6.77  %
   Tier 1 risk-based capital                 6.00                 7.53                7.40                 7.63
   Total risk-based capital                 10.00                10.57               10.75                11.09

        The reduction in capital ratios from a year ago was due primarily to the acquisitions of APSB and Pacific Bank and the Corporation's stock repurchase program, but remain above the well capitalized standards.

         On October 25, 2000, the Corporation declared a regular quarterly cash dividend on common stock at a rate of $0.175 per share to shareholders of record on November 8, 2000, payable on November 20, 2000.


LIQUIDITY MANAGEMENT

         The Corporation continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale. Liquidity is also provided by maturing securities and loans.

         Average core deposits and shareholders' equity comprised 65.0% of total funding in the third quarter of 2000, compared with 68.5% in the third quarter of 1999. This decrease has required that the Corporation increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits and shareholders' equity, the Corporation has not faced any liquidity constraints. See "-- Net Interest Income."


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

         The principal objective of asset/liability management is to maximize net interest income subject to margin volatility and liquidity constraints. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Corporation's liabilities. Liquidity risk results from the mismatching of asset and liability cash flows. Management chooses asset/liability strategies that promote stable earnings and reliable funding. Interest rate risk and funding positions are kept within limits established by the Board of Directors to ensure that risk taking is not excessive and that liquidity is properly managed.

         A quantitative and qualitative discussion about market risk is included on pages A-15 to A-18 of the Corporation's Form 10-K for the year ended December 31, 1999. During the third quarter of 2000, the Corporation remained slightly more asset sensitive, and at all times remained within the limits set by the Board of Directors.

         As of September 30, 2000, the Corporation had $900.0 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $510.0 million have maturities greater than one year. The Corporation's interest-rate risk-management instruments had a fair value of $(3.5) million and $(10.4) million at September 30, 2000 and June 30, 2000, respectively, with no exposure to credit risk at September 30, 2000 or at June 30, 2000. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Corporation's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain market value exposure thresholds are exceeded. As of September 30, 2000, the Corporation had deposited $7.3 million par value in securities with counterparties.

         At September 30, 2000, the Corporation's outstanding foreign exchange contracts for both those purchased as well as sold totaled $72.9 million. The Corporation enters into foreign exchange contracts with its customers and counterparty banks solely for the purpose of offsetting or hedging transaction and economic exposures arising out of commercial transactions. The Corporation's policies prohibit outright speculation by the Corporation. The Corporation actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at September 30, 2000 have remaining maturities of 12 months or less.

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

         Our management believes these forward-looking statements are reasonable; however, you should not place undue reliance on the forward-looking statements, which are based on current expectations. Future results may differ materially from those currently expected or anticipated.

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


         AN ECONOMIC SLOWDOWN IN CALIFORNIA COULD HURT OUR BUSINESS. Prior to the merger with Pacific Bank, we focused our business in Los Angeles, Orange, Riverside, San Bernardino, San Diego, and Ventura counties of Southern California. After the merger, our operations include San Francisco and San Mateo counties. In addition the opening of a new office in Palo Alto extended operations to Santa Clara county. An economic slowdown in California could have the following consequences, any of which could hurt our business:

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




PART 11. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b)    Reports on Form 8-K

                On July 14, 2000, the Corporation filed a report on Form 8-K under item 5 regarding the financial results for the quarter ended June 30, 2000. Included in the report were two press releases dated July 13, 2000.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CITY NATIONAL CORPORATION
                                       ---------------------------------
                                       (Registrant)


DATE:    November 14, 2000             /s/ Frank P. Pekny
       ---------------------           ---------------------------------
                                       FRANK P. PEKNY
                                       Executive Vice President and
                                       Chief Financial Officer/Treasurer
                                       (Authorized Officer and
                                       Principal Financial Officer)