Form 10-K405
period 2000-12-31
CITY NATIONAL CORP
filed 2001-03-21
CIK 201461

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-10521

CITY NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2568550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
City National Center 400 North Roxbury Drive, Beverly Hills, California	90210
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code (310) 888-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

No securities are registered pursuant to Section 12(g) of the Act

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  X   NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

    Number of shares of common stock outstanding at March 1, 2001: 47,700,330

    Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 1, 2001: $1,383,845,480

Documents Incorporated by Reference

    The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of City National Corporation's definitive proxy statement for the 2001 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Part I

Item 1. Business

General

    City National Corporation (the "Corporation") was organized in Delaware in 1968 to acquire the outstanding capital stock of City National Bank (the "Bank"). References to the "Company" reflect all of the activities of the Corporation and its subsidiaries, including the Bank. The Corporation owns all the outstanding shares of the Bank.

    The Bank, which was founded in 1953 and opened for business in January 1954, conducts business in Southern California and, as of February 29, 2000, in Northern California. The Bank operates through business and specialty banking units and private banking teams in nine regional centers as well as 48 banking offices in Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Francisco, San Mateo, Santa Clara and Ventura counties. It also has an offshore office in the Cayman Islands, British West Indies which takes deposits.

    In the three years ended December 31, 2000, the Company acquired five financial services institutions. On December 29, 2000, the Corporation completed the acquisition of Reed, Conner & Birdwell, Inc. ("RCB"), an investment management firm with $1.1 billion in total client assets under management on the date of acquisition. See "Note 2 to Notes to Consolidated Financial Statements" on page A-40 of this report. On February 29, 2000, the Corporation expanded its operations to Northern California through the acquisition of The Pacific Bank, N.A., ("Pacific Bank") which had total assets at December 31, 1999 of $774.9 million. The total purchase price was $145.2 million (including the consideration for outstanding stock options). On August 27, 1999, the Bank acquired American Pacific State Bank ("APSB"), which had total assets at June 30, 1999 of $442.3 million. On December 31, 1998, the Bank acquired North American Trust Company ("NATC"), an independent trust company with $4.0 billion in total client assets under management or administration at that date. On January 9, 1998, the Corporation acquired Harbor Bancorp ("HB"), a one bank holding company which had total assets at December 31, 1997 of $241.8 million.

    The Company is engaged in one operating segment: providing private and business banking, including investment and trust services. The Bank is the second largest independent commercial bank headquartered in California. The Bank's principal client base comprises small-to mid-sized businesses, entrepreneurs, professionals, and affluent individuals. The Bank typically serves clients through relationship banking. The Bank seeks to build a relationship with the client through a high level of personal service, tailored products, and private and commercial banking teams to encourage the client to use multiple services and products offered by the Company. The Company offers a broad range of loans, deposit, cash management, international banking, and other products and services. The Company lends, invests, and provides services in accordance with its Community Reinvestment Act ("CRA") commitment. Through City National Investments ("CNI"), a division of the Bank, and RCB, a subsidiary of the Corporation, the Company offers personal and employee benefit trust services, including 401(k) and defined benefit plans, manages investments for clients, and engages in securities sales and trading. The Bank also manages and offers mutual funds under the name of CNI Charter Funds.

Competition

    The banking business is highly competitive. The Bank competes with domestic and foreign banks for deposits, loans, and other banking business. In addition, other financial intermediaries, such as savings and loans, money market mutual funds, securities firms, credit unions, insurance companies and other financial services companies, compete with the Bank. Furthermore, interstate banking legislation has eroded the geographic constraints on the financial services industry. Recently enacted legislation has facilitated the ability of non-depository institutions to act as financial intermediaries. See "—Supervision and Regulation—Financial Services Modernization Legislation."

Economic Conditions, Government Policies, Legislation, and Regulation

    The Company's profitability, like most financial institutions, is highly dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the Company's control, such as inflation, recession, and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

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

    From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. See "—Supervision and Regulation."

Employees

    At December 31, 2000, the Company had 2,034 full-time equivalent employees. None of the employees are covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

Supervision and Regulation

General

    Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and other clients of the Company, and not for the benefit of stockholders of the Corporation. Set forth below is a summary description of the material laws and regulations which relate to the operations of the Corporation and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

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

    Under the BHCA and regulations adopted by the Federal Reserve, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. Further, the Corporation is required by the Federal Reserve to maintain certain levels of capital. See "—Capital Standards."

    The Corporation is required to obtain the prior approval of the Federal Reserve for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve is also required for the merger or consolidation of the Corporation and another bank holding company.

    The Corporation is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any corporation that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Corporation, subject to the prior approval of the Federal Reserve, may engage in, or acquire shares of companies engaged in, any activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. See "—Financial Services Modernization Legislation".

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

    Various requirements and restrictions under the laws of the United States affect the operations of the Bank. Statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers, and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "—Capital Standards."

Financial Services Modernization Legislation

    On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") was signed into law. The general effect of the Financial Services Modernization Act is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking (subject to proposed capital requirements) and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Many provisions of the Financial Services Modernization Act require the adoption of implementing regulations. Some of these regulations have been adopted in final form and are effective, while others have been adopted as interim rules or are not yet effective.

    Generally, the Financial Services Modernization Act:

  •
  Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

  •
  Broadens the activities that may be conducted by national banks and their financial subsidiaries;

  •
  Provides an enhanced framework for protecting the privacy of consumer information;

  •
  Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

  •
  Addresses disclosure issues relating to the CRA; and

  •
  Addresses a variety of other legal and regulatory issues affecting operations and regulatory oversight of financial institutions.

    In December 2000, the Federal Reserve approved an interim rule defining the three categories of activities financial in nature or incidental to a financial activity as:

  •
  Lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;

  •
  Providing any devise or other instrumentality for transferring money or other financial assets; or

  •
  Arranging, effecting or facilitating financial transactions for the account of third parties.

    The interim rule also establishes a mechanism through which financial holding companies or other interested parties may request that the Federal Reserve find that a particular activity falls within one of these three categories. The Federal Reserve has also issued a proposed rule which, if adopted as proposed, would define real estate brokerage and real estate management as activities which are financial in nature or incidental to financial activities.

    In order for the Corporation to take advantage of the ability to affiliate with certain other financial services providers, the Corporation must become a "financial holding company". To become a financial holding company, the Corporation would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because its insured depository institution subsidiary, i.e. the Bank, is well-capitalized and well-managed. In addition, the Federal Reserve must also determine that each insured depository institution subsidiary of the bank holding company has at least a "satisfactory" CRA rating. See "—The Bank—Community Reinvestment Act and Fair Lending Developments." The Corporation currently meets the requirements to make an election to become a financial holding company. The Corporation's management has not determined at this time whether it will seek an election to become a financial holding company. The Corporation is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Corporation and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Corporation desires to use any of the expanded powers provided in the Financial Services Modernization Act.

    If a depository institution controlled by a financial holding company ceases to be well capitalized or well managed, and the deficiency is not corrected within 180 days or such longer period as the Federal Reserve may permit, the financial holding company may be required to divest ownership or control of any depository institution owned or controlled by it. Alternatively, the financial holding company may comply by discontinuing all activities that are not permissible for a financial holding company.

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

    A national bank seeking to have a financial subsidiary must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. Further, if the bank is among the 50 largest in the United States, it must have an issue of unsecured long-term debt rated in one of the top three investment grade categories or if the bank is in the next 50 largest banks, as is the Bank, it must meet either the same requirement or a comparable standard. Under a rule published by the Federal Reserve and the Department of the Treasury on February 2, 2001, a bank meets the comparable standard if it has a current long-term issuer credit rating from a nationally recognized statistical rating organization that is within the three highest investment grade rating categories used by the organization. The Bank does not currently qualify to have a financial subsidiary because its credit rating is not in one of the three highest investment grade ratings. The latter requirement does not apply to activities engaged in as agent. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities. National banks, whether qualified to have a financial subsidiary or not, may still conduct activities authorized for national banks directly through operating subsidiaries.

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

    Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstance, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide:

  •
  Initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to nonaffiliated third parties and affiliates;

  •
  Annual notices of their privacy policies to current customers; and

  •
  A reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

    The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations. However, since the Company is culturally predisposed to protecting the privacy of its clients, management does not believe that the Company will find compliance with the new privacy law and regulation, in its current form, unduly burdensome.

    In December 2000 pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure before the completion of the sale of an insurance product or annuity that such product:

  •
  Is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliates;

  •
  Is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and

  •
  Has certain risks of investment, including the possible loss of value.

    The depository institution may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

    In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

  •
  Identify and assess the risks that may threaten customer information;

  •
  Develop a written plan containing policies and procedures to manage and control these risks;

  •
  Implement and test the plan; and

  •
  Adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

    Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines are effective July 1, 2001. The Company established a Privacy Task Force in May 2000, for the purpose of assessing the implications of the privacy provisions of the Financial Services Modernization Act across the Company and to assure compliance with the published rules. The Privacy Task Force is also responsible to assure that the information security programs of the Company comply with the published guidelines.

Dividends and Other Transfers of Funds

    Dividends from the Bank constitute the principal source of income to the Corporation. The Corporation is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Corporation. Under such restrictions, the amount available for payment of dividends to the Corporation by the Bank totaled $56.8 million at December 31, 2000. In addition, the Federal Reserve has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

    The Comptroller also has the authority to prohibit the Bank from engaging in activities that, in its opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the Bank and other factors, that the Comptroller could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the bank regulatory agencies have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Corporation may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "—Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "—Capital Standards" for a discussion of these additional restrictions on capital distributions.

    The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Corporation or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Corporation or other affiliates. Such restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Corporation or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). See "Note 10 to Notes to Consolidated Financial Statements" on page A-51 of this report. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "—Prompt Corrective Action and Other Enforcement Mechanisms."

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

    Capital is compared to the risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets as well as transactions which are off-balance sheet items, such as letters of credit and recourse arrangements. Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans. At December 31, 2000, the Corporation and the Bank exceeded the required ratios for classification as "well capitalized."

    In addition to the risk-based capital guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by the federal banking agencies to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all other banking organizations, the minimum ratio of Tier 1 capital to total assets is 4%. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios above the minimum levels. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See "Management's Discussion and Analysis—Balance Sheet Analysis—Capital" on page A-13 of this report.

    The Federal Reserve and the Comptroller have proposed that equity investments in nonfinancial companies be subject to different capital requirements than currently applied to traditional banking investments, whether such equity investments are made by Financial Holding Companies under the merchant banking authority of the Financial Services Modernization Act, by bank holding companies through small business investment companies ("SBIC"), under Regulation K or in less than 5% of the shares of a nonfinancial company under authority of the BHCA, or by state banks as authorized by the Federal Deposit Insurance Act. Under the proposal, if the aggregate adjusted carrying value of the investments is less than 15% of the Tier 1 capital of the bank holding company, 8% of the adjusted carrying value would be deducted from Tier 1 capital. For investments between 15% and 25% of Tier 1 capital, 12% of the investment would be deducted and for investments of 25% or more, 25% of the investment would be deducted. No additional capital charge would apply to SBIC investments if the carry value of the investments does not exceed 15% of the Tier 1 capital of the depository institution or, for SBIC investments by a bank holding company, of its subsidiary depository institutions. At December 31, 2000, the Company's equity investments in nonfinancial companies was 2.7% of Tier 1 capital. Therefore, management believes that the proposal, if adopted in its current form, would not have a material adverse effect on the Company's financial condition or results of operation.

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

Safety and Soundness Standards

    As required by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended, the federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems, and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees, and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish allowances that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

    Federal regulations require banks to maintain adequate valuation allowances for potential credit losses. The Company has an internal risk analysis and review staff that continually reviews loan quality and ultimately reports to the Audit Committee. This analysis includes a detailed review of the classification and categorization of problem loans, assessment of the overall quality and collectibility of the loan portfolio, consideration of loan loss experience, trends in problem loans, concentration of credit risk, and current economic conditions, particularly in California. Based on this analysis, management and the Audit Committee determine the adequate level of allowance required. The allowance for credit losses is allocated to different segments of the loan portfolio, but the entire allowance is available for the loan portfolio in its entirety.

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

    The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2000 ranged from 0 to 27 cents per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's capital group is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. An institution's supervisory subgroup assignment is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount which for 2000 was equal to approximately 2.1 cents per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry.

Interstate Banking and Branching

    The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide-and state-imposed concentration limits. The Company has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets. From time to time, the Company has considered interstate branch acquisitions, and if deemed feasible, it may engage in an interstate branch acquisition.

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

    In January 2001, the federal banking agencies adopted new regulations implementing the CRA "sunshine" provision of the Financial Services Modernization Act. Those provisions require insured depository institutions (or their affiliates) and nongovernmental entities or persons that are parties to certain written agreements made pursuant to, or in connection with, the fulfillment of the CRA to make such agreements available to the public and the relevant federal banking agency. Insured depository institutions (or their affiliates) and nongovernmental entities or persons that are parties to such agreements are also required to file annual reports concerning the agreements with the relevant agency. The Bank is not currently and has never been a party to a written CRA-related agreement with a nongovernmental entity.

    A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." A bank's CRA rating will also affect the ability of the bank and its bank holding company to take advantage of the new powers granted by the Financial Services Modernization Act. Based on the most current examination report dated January 10, 2000, the Bank was rated "satisfactory." See "—Financial Services Modernization Legislation."

Investment Advisers Act

    Under the Investment Advisers Act of 1940 ("Advisers Act"), investment advisers, such as RCB, who manage $25 million or more in client assets or who act as adviser to a registered investment company must register with the Securities and Exchange Commission. Although CNI, a division of the Bank, acts as an investment adviser to the CNI Charter Funds, a registered investment company, banks are currently excluded from the definition of investment advisers for purposes of the Advisers Act. Effective May 12, 2001, the Financial Services Modernization Act amends the Advisers Act to delete that exemption for a bank that acts as adviser to a registered investment company. If the Bank continues to act as adviser to the CNI Charter Funds after that date, the Bank would be required to register with the Securities and Exchange Commission as an investment adviser. However, the Bank is in the process of organizing a wholly-owned subsidiary which would register with the Securities and Exchange Commission as an investment adviser and which would, prior to May 12, 2001, become the adviser to the CNI Charter Funds.

Year 2000 Compliance

    Throughout 2000, management monitored all business processes, including interaction with the Company's clients, vendors and other third parties, to ensure that all processes functioned properly. There has been no Y2000 transition issues of any significance.

Item 2. Properties

    The Company has its principal offices in the City National Center, 400 North Roxbury Drive, Beverly Hills, California 90210, which the Company owns and occupies. The Company actively maintains operations in 48 banking offices and certain other properties.

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

    As of December 31, 2000, the Bank owned two unoccupied buildings in North Hollywood and Riverside and three other banking office properties: one in Riverside, one in Studio City, and one in Granada Hills.

    The remaining banking offices and other properties are leased by the Bank. Total annual rental payments (exclusive of operating charges and real property taxes) are approximately $18.4 million, with lease expiration dates ranging from 2001 to 2011, exclusive of renewal options.

Item 3. Legal Proceedings

    The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, is of the opinion that the final outcome of such lawsuits will not have a material adverse effect upon the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

    There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

Item 4A. Executive Officers of the Registrant

    Shown below are names and ages of all executive officers of the Corporation and officers of the Bank who are deemed to be executive officers of the Corporation, with indication of all positions and offices with the Corporation and the Bank. Mr. Russell Goldsmith is the son of Mr. Bram Goldsmith.

Name	Age	Present principal occupation and principal occupation during the past five years
Russell D. Goldsmith	51	Vice Chairman and Chief Executive Officer, City National Corporation since October 1995; Chairman of the Board and Chief Executive Officer, City National Bank since October 1995
Bram Goldsmith	78	Chairman of the Board, City National Corporation
George H. Benter, Jr.	59	President, City National Corporation since 1993; President and Chief Operating Officer, City National Bank since 1992
Frank P. Pekny	57	Executive Vice President and Treasurer/Chief Financial Officer, City National Corporation since 1992; Vice Chairman and Chief Financial Officer since 1995, City National Bank
Heng W. Chen	48
		Assistant Chief Financial Officer and Assistant Treasurer since June 1998, Controller, 1996 to 1998, Assistant Treasurer, 1991 to 1996, City National Corporation; Executive Vice President, Finance since March 2000, Senior Vice President, Finance, June 1998 to March 2000, Senior Vice President-Finance and Controller, 1995 to 1998, City National Bank
Stephen D. McAvoy	55
		Controller, City National Corporation since March 1998; Senior Vice President and Controller, City National Bank since March 1998; Vice President—Controller, Transamerica Home Loan, August 1997 to February 1998; Consultant in the area of the Financial Controller functions, Transamerica Home Loan, June 1997 to August 1997, Transamerica Financial Services, May 1996 to June 1997; Executive Vice President, April 1989 to April 1996, First Interstate Bancorp
Robert A. Moore	58	Executive Vice President and Chief Credit Officer, City National Bank since 1992
Barbara S. Polsky	46
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

Quarter ended	High	Low	Dividends Declared
2000
March 31	$35.06	$25.50	$0.175
June 30	40.25	32.13	0.175
September 30	40.81	35.00	0.175
December 31	39.75	30.75	0.175
1999
March 31	$41.56	$30.31	$0.165
June 30	40.88	29.63	0.165
September 30	38.81	30.38	0.165
December 31	41.50	30.31	0.165

    As of March 1, 2001, the closing price of the Corporation's stock on the New York Stock Exchange was $36.30 per share. As of that date, there were approximately 1,953 record holders of the Corporation's common stock. On January 24, 2001, the Board of Directors authorized a regular quarterly cash dividend on its common stock at an increased rate of $0.185 per share payable on February 20, 2001.

    For a discussion of dividend restrictions on the Corporation's common stock, see "Note 10 to Notes to Consolidated Financial Statements" on page A-51 of this report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The information required by this item appears on pages A-14 through A-17, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

    The information required by this item appears on pages A-32 through A-59 and on page A-30, under the captions "2000 Quarterly Operating Results" and "1999 Quarterly Operating Results," and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information required by this item, to the extent not included under "Item 4A. Executive Officers of the Registrant" in Part I of this report, will appear in the Corporation's definitive proxy statement for the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2001 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 11. Executive Compensation

    The information required by this item will appear in the 2001 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2001 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item will appear in the 2001 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2001 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13. Certain Relationships and Related Transactions

    The information required by this item will appear in the 2001 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2001 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period. Also see "Note 4 to Notes to Consolidated Financial Statements" on page A-42 of this report.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

1.
Financial Statements:

2.
All other schedules and separate financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they are not applicable.

3.
Exhibits

No.
3.1		Restated Certificate of Incorporation (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
3.1.1		Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
3.2		Bylaws, as amended to date (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
4.1		6 3/8% Subordinated Notes Due 2008 in the principal amount of $125 million (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)
4.2		Rights Agreement dated as of February 26, 1997 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.2.2	*	Employment Agreement made as of March 18, 1998, by and between Bram Goldsmith, and the Registrant and City National Bank, including Sixth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated March 18, 1998 (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)
10.2.3	*	First Amendment to Employment Agreement made as of June 1, 1999, by and between Bram Goldsmith, and the Registrant and City National Bank, including Seventh Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated June 1, 1999 (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

10.3	*	Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated as of June 13, 1980, and first through fourth amendments thereto (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.3.1	*	Fifth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated May 15, 1995 (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)
10.10	*	1985 Stock Option Plan, as amended to date (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.22.1	*	Stock Option Agreement under the Registrant's 1985 Stock Option Plan dated as of October 16, 1995, between the Registrant and Russell Goldsmith
10.22.2	*	Employment Agreement made as of July 15, 1998 by and between Russell Goldsmith and the Registrant and City National Bank (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
10.24	*	1995 Omnibus Plan
10.24.1	*	Amended and Restated Section 2.8 of 1995 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)
10.28		Lease dated September 30, 1996, between Citinational-Buckeye Building Co. and City National Bank (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)
10.29	*	1999 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.30	*	1999 Variable Bonus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.31	*	2000 City National Bank Executive Deferred Compensation Plan
10.32	*	Form of Change of Control Agreement for members of City National Bank executive committee (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.33	*	2000 City National Bank Director Deferred Compensation Plan
10.34	*	City National Bank Executive Management Bonus Plan
10.35		City National Corporation 2001 Stock Option Plan
21		Subsidiaries of the Registrant
23.1		Consent of KPMG LLP

*
Management contract or compensatory plan or arrangement

(b)
The registrant filed a report, dated October 12, 2000, on Form 8-K under items 5 and 7 regarding the financial results for the quarter and nine months ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
By	/s/ RUSSELL D. GOLDSMITH Russell D. Goldsmith, Chief Executive Officer

March 14, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RUSSELL D. GOLDSMITH Russell D. Goldsmith (Principal Executive Officer)	Vice Chairman/ Chief Executive Officer and Director	March 14, 2001
/s/ FRANK P. PEKNY Frank P. Pekny (Principal Financial Officer)	Executive Vice President and Chief Financial Officer	March 14, 2001
/s/ STEPHEN D. MCAVOY Stephen D. McAvoy (Principal Accounting Officer)	Controller	March 14, 2001
/s/ BRAM GOLDSMITH Bram Goldsmith	Chairman of the Board and Director	March 14, 2001
/s/ GEORGE H. BENTER, JR. George H. Benter, Jr.	President and Director	March 14, 2001
/s/ RICHARD L. BLOCH Richard L. Bloch	Director	March 14, 2001
/s/ STUART D. BUCHALTER Stuart D. Buchalter	Director	March 14, 2001
/s/ EZUNIAL BURTS Ezunial Burts	Director	March 14, 2001
/s/ BARRY M. MEYER Barry M. Meyer	Director	March 14, 2001
Michael L. Meyer	Director

Charles E. Rickershauser, Jr.	Director
/s/ EDWARD SANDERS Edward Sanders	Director	March 14, 2001
Andrea L. Van de Kamp	Director
/s/ KENNETH ZIFFREN Kenneth Ziffren	Director	March 14, 2001

FINANCIAL HIGHLIGHTS

Dollars in thousands, except per share amounts	2000	1999	Increase (Decrease) Amount
FOR THE YEAR
Net income	$131,660	$108,107	$23,553
Net income per common share, basic	2.79	2.37	0.42
Net income per common share, diluted	2.72	2.30	0.42
Dividends, per common share	0.70	0.66	0.04
AT YEAR END
Assets	$9,096,669	$7,213,619	$1,883,050
Deposits	7,408,670	5,669,409	1,739,261
Loans	6,527,145	5,490,669	1,036,476
Securities	1,547,844	1,102,092	445,752
Shareholders' equity	743,648	571,646	172,002
Book value, per common share	15.61	12.58	3.03
AVERAGE BALANCES
Assets	$8,426,129	$6,488,834	$1,937,295
Deposits	6,334,846	4,809,800	1,525,046
Loans	6,236,334	4,822,254	1,414,080
Securities	1,350,971	1,050,716	300,255
Shareholders' equity	667,618	564,091	103,527
SELECTED RATIOS
Return on average assets	1.56%	1.67%	(0.11)%
Return on average shareholders' equity	19.72	19.16	0.56
Tier 1 leverage ratio	6.49	6.73	(0.24)
Total risk-based capital ratio	10.85	11.21	(0.36)
Dividend payout ratio, per common share	24.95	27.91	(2.96)
Net interest margin	5.44	5.56	(0.12)
Efficiency ratio	55.76	57.58	(1.82)
CASH OPERATING BASIS (1) FOR THE YEAR
Net income	$145,721	$115,358	$30,363
Net income per common share, basic	3.09	2.53	0.56
Net income per common share, diluted	3.01	2.46	0.55
Return on average assets	1.76%	1.80%	(0.04)%
Return on average shareholders' equity	29.17	23.98	5.19
Efficiency ratio	52.61	55.37	(2.76)

(1)
Cash operating earnings exclude goodwill and core deposit intangible amortization and balances.

SELECTED FINANCIAL INFORMATION

	As of or for the year ended December 31,
Dollars in thousands, except per share data
	2000	1999	1998	1997	1996
Statement of Operations Data:
Interest income	$646,288	$470,446	$423,949	$357,996	$282,123
Interest expense	239,772	148,441	130,278	104,328	82,389

Net interest income	406,516	322,005	293,671	253,668	199,734
Provision for credit losses	21,500	—	—	—	—
Noninterest income	109,484	87,212	67,684	53,418	43,995
Noninterest expense	294,770	241,803	211,331	181,757	144,595

Income before taxes	199,730	167,414	150,024	125,329	99,134
Income taxes	68,070	59,307	53,796	45,196	32,571

Net income	$131,660	$108,107	$96,228	$80,133	$66,563

Per Share Data:
Net income per share, basic	$2.79	$2.37	$2.08	$1.74	$1.52
Net income per share, diluted	2.72	2.30	2.00	1.68	1.47
Cash dividends declared	0.70	0.66	0.56	0.44	0.36
Book value per share	15.61	12.58	12.21	11.03	9.13
Shares used to compute income per share, basic	47,178	45,683	46,357	46,018	43,888
Shares used to compute income per share, diluted	48,393	46,938	48,141	47,809	45,146
Balance Sheet Data—At Period End:
Assets	$9,096,669	$7,213,619	$6,427,781	$5,252,032	$4,216,496
Deposits	7,408,670	5,669,409	4,887,402	4,228,348	3,386,523
Loans	6,527,145	5,490,669	4,530,427	3,825,224	2,839,435
Securities	1,547,844	1,102,092	1,012,526	833,122	811,092
Interest-earning assets	8,286,067	6,677,475	5,982,968	4,838,926	3,844,834
Shareholders' equity	743,648	571,646	561,803	508,670	400,747
Balance Sheet Data—Average Balances:
Assets	$8,426,129	$6,488,834	$5,633,829	$4,703,886	$3,821,314
Deposits	6,334,846	4,809,800	4,267,602	3,614,068	2,871,870
Loans	6,236,334	4,822,254	4,213,853	3,387,784	2,539,323
Securities	1,350,971	1,050,716	842,346	829,557	839,564
Interest-earning assets	7,698,884	5,985,018	5,187,897	4,290,453	3,505,422
Shareholders' equity	667,618	564,091	538,426	472,843	373,491
Asset Quality:
Nonaccrual loans	$61,986	$25,288	$23,138	$27,566	$41,543
ORE	522	1,413	3,480	2,126	15,116

Total nonaccrual loans and ORE	$62,508	$26,701	$26,618	$29,692	$56,659

Performance Ratios:
Return on average assets	1.56%	1.67%	1.71%	1.70%	1.74%
Return on average shareholders' equity	19.72	19.16	17.87	16.95	17.82
Net interest spread	3.81	4.12	4.27	4.64	4.47
Net interest margin	5.44	5.56	5.86	6.13	5.87
Average shareholders' equity to average assets	7.92	8.69	9.56	10.05	9.77
Dividend payout ratio, per share	24.95	27.91	27.06	26.19	24.49
Efficiency ratio	55.76	57.58	56.87	58.22	58.00
Asset Quality Ratios:
Nonaccrual loans to total loans	0.95%	0.46%	0.51%	0.72%	1.46%
Nonaccrual loans and ORE to total loans and ORE	0.96	0.49	0.59	0.78	1.98
Allowance for credit losses to total loans	2.07	2.44	2.99	3.60	4.58
Allowance for credit losses to nonaccrual loans	218.49	530.20	584.92	499.75	313.14
Net (charge offs) recoveries to average loans	(0.48)	(0.10)	(0.12)	0.02	(0.06)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

    The Corporation is the holding company for the Bank. References to the "Company" mean the Corporation and the Bank together.

    See "Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995," on pages A-29 and A-30 in connection with "forward looking" statements included in this report.

    Consolidated net income for 2000 was $131.7 million, or $2.72 per diluted common share, compared with $108.1 million, or $2.30 per diluted common share, in 1999. Cash net income, which excludes the amortization of goodwill and core deposit intangibles from acquisitions, for the year ended December 31, 2000 was $145.7 million, or $3.01 per diluted common share, compared with $115.4 million, or $2.46 per diluted common share, for the year ended December 31, 1999. The increase in net income reflects the growth in the Company's loans and deposits during 2000 including the impact from the integration of APSB in August 1999 and Pacific Bank in February 2000. Net interest income on a fully taxable-equivalent basis for 2000 increased $86.4 million over 1999. Noninterest income increased $22.3 million compared with 1999. Partially offsetting these increases was a $53.0 million increase in noninterest expense over the 1999 period and a $21.5 million provision for credit losses in 2000 compared with no provision in 1999.

    The return on average assets in 2000 was 1.56%, compared with 1.67% in 1999. The decrease reflects the impact on net income of amortizing a larger amount of goodwill associated with two recent bank acquisitions. The return on average shareholders' equity rose to 19.72%, compared with 19.16% for the prior year. On a cash basis (which excludes goodwill and the after-tax impact of nonqualifying core deposit intangibles from average assets and average shareholders' equity), the return on average assets was 1.76% and the return on average shareholders' equity was 29.17% in 2000, compared with 1.80% and 23.98%, respectively, in 1999. The Company's cash efficiency ratio for 2000 improved to 52.61% from 55.37% in 1999. The 5% improvement is due to increased revenues and management's continued emphasis on enhancing efficiency and productivity.

    Management expects net income per diluted common share for 2001 to be approximately 8% to 11% higher than net income per diluted common share for 2000. These expectations do not reflect the potential positive impact to the Company of the tentative decision of the Financial Accounting Standards Board ("FASB") to discontinue goodwill amortization. In 2000, the amortization of goodwill reduced net income per diluted common share by $0.22.

    Total assets at December 31, 2000 were $9,096.7 million, compared with $7,213.6 million at December 31, 1999.

    Total average assets increased to $8,426.1 million in 2000 from $6,488.8 million in 1999, an increase of $1,937.3 million, or 29.9%, primarily due to increased average loans and the acquisitions of APSB and Pacific Bank. Total average loans rose to $6,236.3 million for the year 2000, an increase of 29.3% over the prior year. Year-over-year loan growth was driven primarily by increases in commercial loans and real estate mortgage loans. All other loan categories also contributed to the increase in average loan growth over the prior year. Average deposits rose during the year 2000 to $6,334.8 million, an increase of 31.7% over $4,809.8 million for 1999.

    Total nonperforming assets (nonaccrual loans and ORE) were $62.5 million, or 0.96% of total loans and ORE at December 31, 2000, compared with $26.7 million, or 0.49%, at December 31, 1999. The allowance for credit losses at December 31, 2000 totaled $135.4 million, or 2.07% of outstanding loans. Net loan charge-offs were $30.1 million and $4.7 million for the years 2000 and 1999, respectively. Management believes the increases in nonperforming assets and net loan charge-offs in 2000 was primarily a function of the growth of the loan portfolio and the Bank's syndicated non-relationship loans which at December 31, 2000 had been reduced to $191.8 million, or less than 3% of the loan portfolio, from $536.8 million, or 10% of the total loan portfolio, at December 31, 1999. The slowdown in the rate of growth in the economy also affected credit performance. Management believes the allowance for credit losses is adequate to cover risks inherent in the portfolio at December 31, 2000.

    The Corporation regularly evaluates, and holds discussions with, various potential acquisition candidates. Over the last three years, the Company's assets, loans and deposits have grown by 73%, 71% and 75%, respectively. The growth reflects the successful sales efforts of the Company's colleagues. The growth was augmented substantially, however, by the five financial institution acquisitions closed by the Company over that same period. Most recently on December 29, 2000, the Corporation acquired RCB, an investment management firm which had $1.1 billion in assets under management. The total consideration was valued at $15.4 million and includes equity participation notes payable to the sellers due in 2003 and 2005. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of $14.3 million.

    On February 29, 2000, the Corporation completed its acquisition of Pacific Bank. The Corporation paid consideration equal to $145.2 million (including the consideration for stock options), 47.0% of which was paid in the Corporation's common stock and 53.0% of which was paid in cash. The transaction was accounted for as a purchase. Pacific Bank had total assets, loans, and deposits of $782.0 million, $488.0 million, and $702.0 million, respectively, at the date of acquisition. The acquisition resulted in goodwill and core deposit intangibles of $70.9 million.

    On August 27, 1999, the Bank completed its acquisition of APSB. The total purchase price was $90.4 million in an all cash transaction accounted for as a purchase. APSB had total assets, loans, and deposits of $450.0 million, $255.0 million, and $411.0 million, respectively, at the date of acquisition. The acquisition of APSB resulted in goodwill and core deposit intangibles of $62.8 million.

    On December 31, 1998, the Bank completed its acquisition of NATC for $11.5 million in an all cash transaction. NATC had approximately $4.0 billion in total assets under management or administration. The acquisition resulted in goodwill of approximately $11.4 million.

    On January 9, 1998, the Corporation completed its acquisition of HB. The total purchase price was approximately $34.5 million. The Corporation issued approximately 540,000 shares, primarily from treasury, with an aggregate market value of $17.9 million and paid the remainder in cash in a transaction accounted as a purchase. HB had total assets, loans, and deposits of $241.8 million, $152.8 million, and $221.3 million, respectively, as of December 31, 1997. The acquisition of HB resulted in goodwill and core deposit intangibles of approximately $23.9 million.

    On October 25, 2000, the Corporation completed the one million common shares stock buyback program announced on July 29, 1999 at a cost of $32.1 million, or an average price of $32.11 per share. On October 26, 2000, a new one million-share stock buyback program of the Corporation's common stock was announced. As of December 31, 2000, 201,600 shares have been repurchased under this program at a cost of $6.6 million, or an average price of $32.56 per share.

    The Corporation paid dividends of $0.70 per share of common stock in 2000 and $0.66 per share of common stock in 1999. On January 24, 2001, the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $0.185 per share to shareholders of record on February 7, 2001 payable on February 20, 2001. This reflects a 5.7% increase over the quarterly dividend paid in 2000.

RESULTS OF OPERATIONS
Operations Summary

    Following is an operations summary on a fully taxable-equivalent basis for the years ended December 31 for each of the last five years.

		Increase (Decrease)			Increase (Decrease)
Dollars in thousands, except per share amounts
	2000	Amount	%	1999	Amount	%	1998	1997	1996
Interest income (1)	$658,874	$177,761	37	$481,113	$46,601	11	$434,512	$367,505	$288,049
Interest expense	239,772	91,331	62	148,441	18,163	14	130,278	104,328	82,389

Net interest income	419,102	86,430	26	332,672	28,438	9	304,234	263,177	205,660
Provision for credit losses	21,500	21,500	100	—	—	—	—	—	—
Noninterest income	109,484	22,272	26	87,212	19,528	29	67,684	53,418	43,995
Noninterest expense:
Staff expense	159,782	25,847	19	133,935	18,970	17	114,965	97,634	77,011
Other expense	134,988	27,120	25	107,868	11,502	12	96,366	84,123	67,584

Total	294,770	52,967	22	241,803	30,472	14	211,331	181,757	144,595

Income before income taxes	212,316	34,235	19	178,081	17,494	11	160,587	134,838	105,060
Income taxes	68,070	8,763	15	59,307	5,511	10	53,796	45,196	32,571
Less: adjustments (1)	12,586	1,919	18	10,667	104	1	10,563	9,509	5,926

Net income	$131,660	$23,553	22	$108,107	$11,879	12	$96,228	$80,133	$66,563

Net income per share, diluted	$2.72	$0.42	18	$2.30	$0.30	15	$2.00	$1.68	$1.47

(1)
Includes amounts to convert nontaxable income to fully taxable-equivalent yield. To compare tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

Net Interest Income

    Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.

    Net interest income is impacted by the volume and rate of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income between 2000 and 1999 as well as between 1999 and 1998 broken down between volume and rate.

Changes in Net Interest Income

	2000 vs 1999			1999 vs 1998
	Increase (decrease) due to			Increase (decrease) due to
Dollars in thousands—fully taxable equivlent basis			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Interest-bearing deposits in other banks	$11	$—	$11	$(272)	$(263)	$(535)
Loans	125,162	25,883	151,045	51,535	(16,141)	35,394
Securities available-for-sale	20,862	4,871	25,733	13,957	(1,113)	12,844
Trading account securities	(88)	632	544	572	(597)	(25)
Federal funds sold and securities purchased under resale agreements	91	337	428	(1,155)	78	(1,077)

Total interest-earning assets	146,038	31,723	177,761	64,637	(18,036)	46,601

Interest paid on:
Interest checking accounts	672	43	$715	239	(1,925)	(1,686)
Money market accounts	10,977	7,042	18,019	2,909	(542)	2,367
Savings deposits	1,464	1,029	2,493	1,168	212	1,380
Other time deposits	27,804	13,482	41,286	8,371	(4,455)	3,916
Other borrowings	15,235	13,583	28,818	15,330	(3,144)	12,186

Total interest-bearing liabilities	56,152	35,179	91,331	28,017	(9,854)	18,163

	$89,886	$(3,456)	$86,430	$36,620	$(8,182)	$28,438

    Taxable-equivalent net interest income totaled $419.1 million in 2000, an increase of $86.4 million, or 26.0%, from 1999. The increase in net interest income was due to strong average loan and average core deposit growth which included the acquisitions of APSB and Pacific Bank, a higher average prime rate compared to prior years, partially offset by a higher cost of funds.

    The fully taxable-equivalent net interest margin in 2000 was 5.44%, compared with 5.56% for 1999. The decrease was attributable to an increase in the cost of funds, and higher levels of nonaccrual loans. This decrease was partially offset by higher yields on earning assets.

    Management expects the net interest margin for 2001 to decrease modestly from 2000 as rates on earning assets decline and funding sources include more expensive funds.

    Average loans rose to $6,236.3 million for the year 2000, an increase of 29.3% over the prior year. Year-over-year loan growth was driven primarily by increases in commercial loans and real estate mortgage loans. Compared with 1999, commercial loan average balances rose 24.6% to $3,189.5 million from $2,560.7 million. This average loan growth was achieved despite a $48.9 million decrease in average syndicated non-relationship loans during the year. Real estate mortgage loan averages rose 57.0% to $1,336.4 million from $851.4 million, compared with the prior year. The remaining loan categories also contributed to the increase in average loan growth over the prior year, but to a lesser extent.

    Management anticipates average relationship loan growth will be in the 9% to 13% range in 2001, reflecting its expectation that the growth in the California economy will slow from the strong growth experienced in recent years but will still grow at a moderate pace.

    Average securities available-for-sale increased $300.3 million, or 28.6%, between 1999 and 2000 due, in part, to the investing activities of the registered investment subsidiary.

    Total average core deposits rose to $4,957.4 million, an increase of 27.7% over 1999. Average core deposits represented 78.3% of the total average deposit base for the year. Average interest-

bearing core deposits increased to $2,355.1 million in 2000 from $1,804.2 million in 1999, an increase of $550.9 million, or 30.5%. Average noninterest-bearing deposits increased to $2,602.4 million in 2000 from $2,076.9 million in 1999, an increase of $525.5 million, or 25.3%. These increases resulted from the Company's increased marketing efforts, the nature of the Company's relationship business which encourages clients to maintain balances as compensation for banking services, as well as from the acquisitions of APSB and Pacific Bank. Average time deposits in denominations of $100,000 or more increased $448.7 million or, 48.3%, between 1999 and 2000.

    Average deposit growth in 2001, compared with 2000, is expected to be in the 8% to 12% range.

    For 1999, taxable-equivalent net interest income totaled $332.7 million, an increase of $28.4 million, or 9.3%, from 1998. The increase in net interest income was due to a $797.1 million, or 15.4%, increase in average total interest-earning assets and a $374.5 million increase in average core deposits, offset by the decrease in the net interest margin.

    Average loans increased to $4,822.3 million in 1999 from $4,213.9 million in 1998, an increase of $608.4 million, or 14.4%. This increase is primarily due to higher internal loan origination activity and the acquisition of APSB. Average commercial loans were up $374.3 million, or 17.1%. Average real estate mortgage loans increased $95.6 million, or 12.7%, primarily due to the impact of the APSB acquisition. Average real estate construction loans increased $96.3 million, or 50.2%, due to the Company's emphasis in this area.

    Average total securities increased $208.4 million, or 24.7%, between 1998 and 1999 from investing deposits and borrowings that were not yet needed to fund loan growth.

    Average interest-bearing core deposits increased to $1,804.2 million in 1999 from $1,648.6 million in 1998, an increase of $155.6 million, or 9.4%. Average time deposits in denominations of $100,000 or more increased $167.6 million or, 22.0%, between 1998 and 1999. Average noninterest-bearing deposits increased to $2,076.9 million in 1999 from $1,858.0 million in 1998, an increase of $218.9 million, or 11.8%. These increases resulted from the Company's increased marketing efforts, the nature of the Company's relationship business, as well as from the acquisition of APSB.

    The following table shows average balances and interest rates for the last five years.

Net Interest Income Summary

	2000			1999
Dollars in thousands	Average Balance	Interest income/ expense (1)	Average interest rate	Average Balance	Interest income/ expense (1)	Average interest rate
Assets
Earning assets (2)
Loans:
Commercial	$3,189,457	$294,598	9.24%	$2,560,701	$219,460	8.57%
Real estate mortgage	1,336,443	123,444	9.24	851,396	75,956	8.92
Residential first mortgage	1,235,106	89,973	7.28	1,069,522	77,330	7.23
Real estate construction	409,281	42,362	10.35	288,084	27,496	9.54
Installment	66,047	6,118	9.26	52,551	5,208	9.91

Total loans (3)	6,236,334	556,495	8.92	4,822,254	405,450	8.41
State and municipal investment securities	—	—	—	—	—	—
Taxable investment securities	—	—	—	—	—	—
Securities available-for-sale	1,350,971	95,950	7.10	1,050,716	70,205	6.68
Federal funds sold and securities purchased under resale agreements	46,298	2,809	6.07	44,637	2,381	5.33
Trading account securities	65,281	3,620	5.55	67,411	3,077	4.56

Total earning assets	7,698,884	658,874	8.56	5,985,018	481,113	8.04

Allowance for credit losses	(139,701)			(139,973)
Cash and due from banks	341,947			295,432
Other nonearning assets	524,999			348,357

Total assets	$8,426,129			$6,488,834

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest checking accounts	$540,765	2,780	0.51	$411,350	2,065	0.50
Money market accounts	1,317,186	47,404	3.60	989,888	29,385	2.97
Savings deposits	237,024	10,040	4.24	200,579	7,547	3.76
Time deposits—under $100,000	260,115	14,770	5.68	202,387	9,658	4.77
Time deposits—$100,000 and over	1,377,406	80,733	5.86	928,692	44,559	4.80

Total interest—bearing deposits	3,732,496	155,727	4.17	2,732,896	93,214	3.41
Federal funds purchased and securities sold under repurchase agreements	264,013	16,269	6.16	232,350	11,019	4.74
Other borrowings	1,047,622	67,776	6.47	818,809	44,208	5.40

Total interest—bearing liabilities	5,044,131	239,772	4.75	3,784,055	148,441	3.92

Noninterest—bearing deposits	2,602,350			2,076,904
Other liabilities	112,030			63,784
Shareholders' equity	667,618			564,091

Total liabilities and shareholders' equity	$8,426,129			$6,488,834

Net interest spread			3.81%			4.12%
Fully taxable equivalent net interest income		$419,102			$332,672

Net interest margin			5.44%			5.56%

(1)
Fully taxable-equivalent basis. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

(2)
Includes average nonaccrual loans of $40,431, $22,676, $32,140, $37,879, and $45,813 for 2000, 1999, 1998, 1997, and 1996, respectively.

(3)
Loan income includes loan fees of $20,351, $17,662, $12,185, $8,857, and $7,492 for 2000, 1999, 1998, 1997, and 1996, respectively.

1998			1997			1996
Average Balance	Interest income/ expense (1)	Average interest rate	Average Balance	Interest income/ expense (1)	Average interest rate	Average Balance	Interest income/ expense (1)	Average interest rate
$2,186,395	$195,288	8.93%	$1,623,851	$150,528	9.27%	$1,123,819	$101,039	8.99%
755,752	71,976	9.52	647,658	63,662	9.83	509,565	49,452	9.70
1,028,966	76,874	7.47	942,381	73,199	7.77	783,648	62,293	7.95
191,782	20,874	10.88	127,867	15,004	11.73	88,498	10,295	11.63
50,958	5,044	9.90	46,027	5,035	10.94	33,793	3,615	10.70

4,213,853	370,056	8.78	3,387,784	307,428	9.07	2,539,323	226,694	8.93
103,491	7,044	6.81	105,325	7,400	7.03	57,461	4,061	7.07
100,350	6,260	6.24	117,874	7,683	6.52	116,970	7,457	6.38
638,505	44,057	6.90	606,358	40,822	6.73	665,133	42,841	6.44
66,379	3,458	5.21	23,485	1,301	5.54	64,230	3,562	5.55
65,319	3,637	5.57	49,627	2,871	5.79	62,305	3,434	5.51

5,187,897	434,512	8.38	4,290,453	367,505	8.57	3,505,422	288,049	8.22

(137,257)			(136,587)			(129,788)
310,201			327,013			284,331
272,988			223,007			161,349

$5,633,829			$4,703,886			$3,821,314

$385,075	3,751	0.97	$366,997	3,677	1.00	$316,146	2,925	0.93
892,765	27,018	3.03	797,902	23,995	3.01	726,942	21,589	2.97
169,606	6,167	3.64	169,030	5,701	3.37	132,591	4,450	3.36
201,152	10,428	5.18	222,972	11,414	5.12	139,572	7,196	5.16
761,048	39,873	5.24	534,431	28,502	5.33	363,659	18,596	5.11

2,409,646	87,237	3.62	2,091,332	73,289	3.50	1,678,910	54,756	3.26
209,982	10,821	5.15	222,617	11,731	5.27	253,853	12,835	5.06
553,153	32,220	5.82	338,930	19,308	5.70	265,638	14,798	5.57

3,172,781	130,278	4.11	2,652,879	104,328	3.93	2,198,401	82,389	3.75

1,857,956			1,522,736			1,192,960
64,666			55,428			56,462
538,426			472,843			373,491

$5,633,829			$4,703,886			$3,821,314

		4.27%			4.64%			4.47%
	$304,234			$263,177			$205,660

		5.86%			6.13%			5.87%

Provision for Credit Losses

    The provision for credit losses charged to earnings reflects, among other things, the level of net loan charge-offs and nonaccrual loans, the growth of the loan portfolio, as well as management's assessment of credit quality of the portfolio. In 2000, 1999 and 1998, net charge-offs totaled $30.1 million, $4.7 million and $5.2 million, respectively. In each of these same years, nonaccrual loans totaled $62.0 million, $25.3 million and $23.1 million, respectively.

    The Company recorded a provision for credit losses of $21.5 million in 2000, the first provision since 1994. See "—Balance Sheet Analysis—Asset Quality—Allowance for Credit Losses."

    The amount of the provision for credit losses to be taken in 2001 will reflect management's assessment of the above factors, as well as the economic environment at each reporting date. Based on the current assessment of the factors, management anticipates that a provision for credit losses of approximately $30.0 million to $45.0 million may be required in 2001.

Noninterest Income

    The Company continues to emphasize fee income growth. Noninterest income in 2000 totaled $109.5 million, an increase of $22.3 million, or 25.6%, from 1999 which increased $19.5 million, or 28.8%, from 1998. Noninterest income represented 21.2% of total revenues in 2000, as compared with 21.3% and 18.7% in 1999 and 1998, respectively.

    A breakdown of noninterest income by category is reflected below.

Analysis of Changes in Noninterest Income

		Increase (Decrease)			Increase (Decrease)
Dollars in millions	2000	Amount	%	1999	Amount	%	1998
Investment services	$26.4	$6.6	33.3	$19.8	$3.5	21.5	$16.3
Trust fees	20.9	2.8	15.5	18.1	8.7	92.6	9.4
Service charges on deposit accounts	22.9	4.8	26.5	18.1	0.7	4.0	17.4
International services	15.0	5.0	50.6	10.0	1.9	23.5	8.1
Bank owned life insurance	2.6	0.3	13.0	2.3	0.2	9.5	2.1
All other income	18.7	5.6	42.7	13.1	3.6	37.9	9.5

Total recurring noninterest income	106.5	25.1	30.8	81.4	18.6	29.6	62.8
Gain (loss) on sale of loans and assets	(0.1)	(2.2)	(104.8)	2.1	0.3	16.7	1.8
Gain (loss) on sale of securities	3.1	(0.6)	(16.2)	3.7	0.6	19.4	3.1

Total	$109.5	$22.3	25.6	$87.2	$19.5	28.8	$67.7

    Investment services income, which includes fees, commissions and markups on securities transactions with clients, and fees on mutual funds, increased in 2000, compared with 1999, by $6.6 million, or 33.3%, primarily due to higher commissions resulting from higher balances in mutual funds and an expanded number of mutual funds available. Trust fees increased by $2.8 million, or 15.5%, from 1999 to 2000 due to new investment products and a higher number of affluent clients. The increase in investment services income and trust fees from 1998 to 1999 was attributable to the acquisition of NATC and new investment products. At December 31, 2000, the Company had $18.0 billion under administration which included $6.7 billion under management, compared with $14.1 billion and $4.4 billion, respectively, at December 31, 1999. Assets under management at December 31, 2000 included $1.1 billion from the purchase of RCB.

    Service charges on deposit accounts increased $4.8 million, or 26.5%, compared with a 4.0% increase in 1999. The increase in 2000 was the result of deposits assumed in the acquisitions of APSB and Pacific Bank and strong internal growth in deposits attributable to increased sales of cash management products. The increase in 1999 was the result of strong deposit growth, and in part, the acquisition of APSB. Service charges on deposit accounts are lower than for many peers, in part, because of the relatively high level of deposit balances maintained by many of the Bank's clients in lieu of paying fees for banking services.

    International services fee income increased $5.0 million, or 50.6%, from 1999 to 2000, and $1.9 million, or 23.5%, from 1998 to 1999, due to an increased client base and the acquisition of Pacific Bank which resulted in increased foreign exchange fees and, to a lesser extent, an increase in fee income associated with letters of credit and standby letters of credit. In 2001, the Bank expects to be able to offer online foreign exchange transactions.

    Other income increased $5.6 million in 2000 over 1999, or 42.7%, primarily as the result of higher fee income earned on participating mortgage loans.

    Gains on the sale of securities available-for-sale in 2000 totaled $3.1 million compared with $3.7 million and $3.1 million for 1999 and 1998, respectively.

    Management expects growth in noninterest income to be in the 15% to 20% range during 2001.

Noninterest Expense

    Noninterest expense was $294.8 million in 2000, an increase of $53.0 million, or 21.9%, from 1999 which increased $30.5 million, or 14.4%, from 1998. The current year-over-year increase in expense was primarily the result of the Company's growth, including expenses related to acquisitions—additional offices, new colleagues and the amortization of goodwill and core deposit intangibles. A breakdown of noninterest expense by category is reflected below.

Analysis of Changes in Noninterest Expense

		Increase (Decrease)			Increase (Decrease)
Dollars in millions	2000	Amount	%	1999	Amount	%	1998
Salaries and employee benefits	$159.8	$25.9	19.3	$133.9	$18.9	16.4	$115.0

All Other:
Net occupancy of premises	$24.4	$5.4	28.4	$19.0	$4.8	33.8	$14.2
Professional	23.1	2.3	11.1	20.8	(2.6)	(11.1)	23.4
Amortization of goodwill	11.2	6.0	115.4	5.2	1.8	52.9	3.4
Amortization of core deposit intangibles	5.4	1.3	31.7	4.1	0.6	17.1	3.5
Information services	14.1	1.8	14.6	12.3	3.5	39.8	8.8
Depreciation	13.0	1.8	16.1	11.2	2.4	27.3	8.8
Marketing and advertising	13.0	2.6	25.0	10.4	0.1	1.0	10.3
Office supplies	9.7	1.5	18.3	8.2	0.9	12.3	7.3
Equipment	2.5	0.3	13.6	2.2	(0.1)	(4.3)	2.3
Other operating	18.6	4.1	28.3	14.5	0.2	1.4	14.3

Total all other	135.0	27.1	25.1	107.9	11.6	12.0	96.3

Total	$294.8	$53.0	21.9	$241.8	$30.5	14.4	$211.3

    Salaries and employee benefit expense increased 19.3% in 2000 compared with a 16.4% increase in 1999. On a full-time equivalent basis, staff levels have increased to 2,034 at December 31, 2000 from 1,874 at December 31, 1999.

    The remaining expense categories increased $27.1 million, or 25.1%, between 1999 and 2000. Marketing and advertising expense increased as the Company continued its marketing and advertising program to increase its visibility in expanded market areas. Other increases were primarily related to the acquisitions of APSB and Pacific Bank. Other expense in 2000 included

$1.3 million of integration expenses relating to Pacific Bank, all of which were paid in 2000. In addition, the remaining integration expenses of APSB from 1999 were paid in 2000.

    The remaining expense categories increased $11.6 million, or 12.0%, between 1998 and 1999. The decrease in professional expense resulted primarily from lower consulting expense due to completed productivity and revenue enhancement projects. Marketing and advertising expense increased slightly as the Company continued its marketing and advertising program to increase its visibility. The increase in depreciation expense resulted from the Company's $17.8 million of capital expenditures during 1999 for premises and technology equipment upgrades. The increase in information services in 1999 relates to the growth of the Company and increased expenses relating to Year 2000 readiness. Amortization of goodwill and core deposit intangibles increased $2.4 million due to the acquisition of APSB and NATC. Other expenses in 1999 included $1.2 million of integration expense relating to APSB, of which $0.64 million was paid in 1999.

    Throughout 2000, management monitored all business processes, including interactions with clients, vendors and other third parties, to ensure that all processes functioned properly. There has been no Year 2000 transition issues of any significance.

    Management currently anticipates that 2001 noninterest expense will increase in the 5% to 8% range, excluding the impact of any change in the accounting rules for goodwill amortization.

    In September 1999, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards ("SFAS"), "Business Combinations and Intangible Assets". In December 2000, the Board tentatively concluded that upon the effective date of the final statement on business combinations and intangible assets, goodwill will no longer be amortized. This conclusion includes existing goodwill as well as goodwill arising subsequent to the effective date of the final statement. Goodwill however, must be reviewed for impairment upon the occurrence of certain triggering events and if appropriate, adjusted for any impairment of value. The FASB has also reached tentative conclusions on the future of the pooling-of-interest method of accounting for business combinations. These tentative decisions include the decision that the pooling-of-interest method of accounting will no longer be an acceptable method to account for business combinations between independent parties. They reached a conclusion that there should be a single method of accounting for all business combinations, and that method is the purchase method. The FASB agreed that the purchase method should be applied prospectively to business combination transactions that are initiated after the final standard is issued. The FASB is currently anticipating issuing a final statement during the second quarter of 2001. Management believes that this change in the treatment of goodwill, if adopted as proposed, will have a positive impact on the Company's future results of operations. In 2000, amortization of goodwill reduced net income per diluted common share by $0.22.

Income Taxes

    The 2000 effective tax rate was 34.1% compared with 35.4% in 1999 and 35.9% in 1998. The effective rates differed from the applicable statutory federal tax rate due to various factors including state taxes, tax benefits from investments in affordable housing partnerships, tax exempt income including interest on bank owned life insurance, and amortization of nondeductible goodwill.

    The lower tax rate in 2000 also reflected the formation of a registered investment company subsidiary. The long-term plan for the registered investment company continues under review. The capital enhancement activities contemplated through private or public offerings of securities of the registered investment company have been postponed until the review is completed. Depending on the outcome of the review and other factors, management anticipates its effective tax rate to be between 35.5% and 37.0% for 2001.

BALANCE SHEET ANALYSIS

Capital

    At December 31, 2000, the Corporation's and the Bank's Tier 1 capital, which is comprised of common shareholders' equity as modified by certain regulatory adjustments, amounted to $555.5 million and $532.6 million, respectively. At December 31, 1999, the Corporation's and the Bank's Tier 1 capital amounted to $471.3 million and $440.6 million, respectively. The increase from December 31, 1999 resulted from retention of 2000 earnings, the issuance of shares for the Pacific Bank and RCB acquisitions and the exercise of stock options, offset by dividends paid and amounts related to shares repurchased. See "—Overview."

    The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 2000, 1999 and 1998.

	Regulatory Well Capitalized Standards	December 31,
		2000	1999	1998
City National Corporation
Tier 1 leverage	4.00%	6.49%	6.73%	7.99%
Tier 1 risk-based capital	6.00	7.84	7.88	9.43
Total risk-based capital	10.00	10.85	11.21	13.20
City National Bank
Tier 1 leverage	4.00	6.23	6.30	7.53
Tier 1 risk-based capital	6.00	7.55	7.40	8.90
Total risk-based capital	10.00	10.57	10.75	12.65

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

    The Company's core deposit base in recent years provided the majority of the Company's funding requirements. This relatively stable and low cost source of funds has, along with shareholders' equity, provided 67% and 69% of funding for average total assets in 2000 and 1999, respectively.

    A significant portion of remaining funding of average total assets is provided by short-term federal fund purchases and sales of securities under repurchase agreements. This funding source, on average, totaled $264.0 million and $232.4 million in 2000 and 1999, respectively. Additionally, the Company increased its funding from other borrowings, primarily Federal Home Loan Bank advances, to $1,047.6 million on average in 2000 from $818.8 million in 1999.

    Liquidity is also provided by assets such as federal funds sold, securities purchased under resale agreements, and trading account securities which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $111.6 million during 2000 compared with $112.0 in 1999.

    Liquidity is also provided by the portfolio of securities available-for-sale which totaled $1,547.8 million at December 31, 2000. The unpledged portion of securities available-for-sale at December 31, 2000 totaled $950.4 million and could be sold or be available as collateral for borrowing. Maturing loans also provide liquidity, and $2,675.1 million of the Company's loans are scheduled to mature in 2001.

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

    The simulation indicates that net interest income would not be substantially impacted by changes in interest rates. An immediate interest rate decline of two percentage points would result in a decrease in projected net interest income of approximately four percent. A similar increase in rates would cause net interest income to improve by slightly over two percent. The decline is within the ALCO guideline of minus five percent. The Company's asset sensitivity increased during 2000 due to loans acquired in the acquisition of Pacific Bank and a decrease in the Bank's portfolio of off-balance sheet derivatives. The Company continues to use various asset management tools to reduce its asset sensativity.

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

    The model indicates that PVE is only slightly vulnerable to an increase in interest rates. A two-percentage point increase in interest rates results in a 2.7% decline in PVE. A two percentage point decrease in interest rates results in a 1.2% appreciation in PVE. These results reflect the slight increase in asset sensitivity experienced over the previous twelve months.

    Gap Analysis:  The gap analysis is based on the contractual cash flows of all asset and liability balances on the Company's books. The contractual life of these balances may differ substantially from their expected lives however. For example, checking accounts are subject to immediate withdrawal. Experience suggests that these accounts will have an average life of several years. Also, certain loans (such as first mortgages) are subject to prepayment. The gap analysis reflects the contractual cash flows adjusted for anticipated client behavior. It may be used to identify periods in which there is a substantial mismatch between assets and liabilities. These mismatches can be moderated by securities or off-balance sheet derivatives transactions. The Board of Directors has adopted limits within which the ratio of rate-sensitive assets to rate-sensitive liabilities must be contained. The most recent gap analysis indicates that the Company's ratio is 108% and is within the limits set by the Board of Directors.

    The following table presents in tabular form information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related average interest rates by expected re-pricing or maturity dates and fair values as of December 31, 2000 and December 31, 1999. Expected re-pricing or maturities of assets are contractual. Interest-bearing demand and savings deposits are included in the earliest maturity category, even though withdrawal of these balances is not contractually required and may not actually occur during that period. Average interest rates on variable rate instruments are based upon the Company's interest rate forecast. Actual re-pricing or maturities of interest-sensitive assets and liabilities could vary substantially from expectations if different assumptions are used or if actual experience differs from the assumptions used.

Interest-Sensitive Financial Instrument Maturities
December 31, 2000

Dollars in millions	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Interest-sensitive assets:
Available-for-sale securities	$484.8	$192.0	$92.3	$95.9	$80.1	$602.7	$1,547.8	$1,547.8
Average interest rate	6.46%	6.45%	5.65%	6.76%	6.07%	6.75%	6.52%
Loans
Commercial	2,833.2	98.4	88.1	61.6	37.1	129.8	3,248.2	3,145.7
Average interest rate	8.95%	7.24%	7.24%	7.10%	6.78%	5.71%	8.62%
Real estate mortgage	915.7	60.0	56.3	60.1	38.0	349.8	1,479.9	1,464.9
Average interest rate	9.43%	8.76%	8.36%	8.19%	8.09%	8.17%	8.97%
Residential first mortgage	34.2	24.3	23.2	24.9	30.1	1,137.0	1,273.7	1,265.8
Average interest rate	7.58%	7.48%	7.27%	7.27%	7.42%	7.35%	7.36%
Real estate construction	436.1	4.9	2.0	0.9	0.9	7.5	452.3	446.6
Average interest rate	9.87%	12.38%	12.37%	8.10%	7.74%	7.74%	9.86%
Installment	19.1	10.7	7.8	5.2	3.3	26.9	73.0	68.8
Average interest rate	11.14%	9.35%	9.21%	9.08%	8.97%	8.99%	9.71%

Total loans	4,238.3	198.3	177.4	152.7	109.4	1,651.0	6,527.1	6,391.8

Total interest-sensitive assets	$4,723.1	$390.3	$269.7	$248.6	$189.5	$2,253.7	$8,074.9	$7,939.6

Interest-sensitive liabilities:
Deposits
Interest checking	$619.3	$—	$—	$—	$—	$—	$619.3	$619.3
Average interest rate	0.40%						0.40%
Savings	244.7	—	—	—	—	—	244.7	244.7
Average interest rate	4.24%						4.24%
Money market	1,344.2	—	—	—	—	—	1,344.2	1,344.2
Average interest rate	3.60%						3.60%
Time	1,786.9	119.7	11.2	3.0	2.9	0.5	1,924.2	1,925.9
Average interest rate	5.99%	5.30%	5.70%	5.00%	4.80%	—%	6.03%

Total deposits	3,995.1	119.7	11.2	3.0	2.9	0.5	4,132.4	4,134.1
Total borrowings	608.4	40.0	—	15.0	—	123.6	787.0	790.0
Average interest rate	6.44%	5.67%	—%	5.2%	—%	6.49%	6.38%

Total interest-sensitive liabilities	$4,603.5	$159.7	$11.2	$18.0	$2.9	$124.1	$4,919.4	$4,924.1

Interest-Sensitive Financial Instrument Maturities
December 31, 1999

Dollars in millions	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value

Interest-sensitive assets:
Available-for-sale securities	$30.5	$26.5	$62.4	$85.5	$80.0	$817.2	$1,102.1	$1,102.1
Average interest rate	6.44%	6.50%	6.27%	6.16%	6.92%	6.26%	6.31%
Loans
Commercial	2,455.6	116.6	63.7	63.7	54.2	116.6	2,870.4	2,868.5
Average interest rate	8.58%	7.13%	6.96%	6.96%	6.87%	6.26%	8.33%
Real estate mortgage	526.5	52.7	47.9	47.9	43.5	323.6	1,042.1	1,020.4
Average interest rate	8.68%	8.38%	8.52%	8.52%	8.18%	7.97%	8.43%
Residential first mortgage	262.0	148.7	120.2	98.7	82.4	461.3	1,173.3	1,140.6
Average interest rate	8.31%	7.24%	7.22%	7.22%	7.19%	7.17%	7.43%
Real estate construction	315.4	18.5	1.2	1.2	1.1	7.5	344.9	344.6
Average interest rate	9.15%	9.00%	10.32%	10.32%	7.71%	7.69%	9.11%
Installment	18.3	10.4	6.6	6.6	1.6	16.5	60.0	54.1
Average interest rate	11.00%	9.43%	9.32%	9.32%	8.94%	9.16%	9.96%

Total loans	3,577.8	346.9	239.6	218.1	182.8	925.5	5,490.7	5,428.2

Total interest-sensitive assets	$3,608.3	$373.4	$302.0	$303.6	$262.8	$1,742.7	$6,592.8	$6,530.3

Interest-sensitive liabilities:
Deposits
Interest checking	$473.0	$—	$—	$—	$—	$—	$473.0	$473.0
Average interest rate	0.40%						0.40%
Savings	221.0	—	—	—	—	—	221.0	221.0
Average interest rate	3.76%						3.76%
Money market	1,103.9	—	—	—	—	—	1,103.9	1,103.9
Average interest rate	3.22%						3.22%
Time	1,366.8	39.3	7.4	4.7	4.3	0.1	1,422.6	1,419.5
Average interest rate	4.90%	5.30%	5.70%	5.00%	4.80%	—	4.96%

Total deposits	3,164.7	39.3	7.4	4.7	4.3	0.1	3,220.5	3,217.4
Total borrowings	592.2	100.0	65.0	—	15.0	123.5	895.7	883.0
Average interest rate	5.08%	6.26%	5.63%	—%	5.24%	6.38%	5.43%

Total interest-sensitive liabilities	$3,756.9	$139.3	$72.4	$4.7	$19.3	$123.6	$4,116.2	$4,100.4

    The use of interest rate swaps to manage interest rate exposure involves the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts potentially subject to credit and market risk are much smaller. At December 31, 2000, the Company's interest rate swaps were entered into as a hedge of the variability in interest cash flows generated from LIBOR based loans due to fluctuations in the LIBOR index or to convert fixed rate deposits and borrowings into floating rate liabilities. The Company has not entered into transactions involving any other interest rate derivative financial instruments, such as interest rate floors, caps, and interest rate futures contracts. The Company could consider in the future such financial instruments if they were significantly financially attractive compared to interest rate swaps.

    The table below shows the notional amounts of the Company's interest rate swap maturities and average rates at December 31, 2000 and December 31, 1999:

Interest Rate Swap Maturities and Average Rates
December 31, 2000

(Notional amounts in millions)	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value

Notional amount	$315.0	$295.0	$50.0	$15.0	$—	$125.0	$800.0	$7.5	(1)
Weighted average rate received	6.55%	6.24%	7.28%	5.39%	—%	6.64%	6.47%
Weighted average rate paid	6.74%	6.71%	6.76%	6.71%	—%	6.91%	6.75%

Interest Rate Swap Maturities and Average Rates
December 31, 1999

(Notional amounts in millions)	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value

Notional amount	$545.0	$90.0	$190.0	$—	$15.0	$125.0	$965.0	$(10.0)	(1)
Weighted average rate received	5.48%	5.64%	5.77%	—%	5.39%	6.64%	5.70%
Weighted average rate paid	6.26%	6.26%	6.29%	—%	6.46%	5.46%	6.16%

(1)
Estimated net gain or (loss) to settle derivative contracts.

    See Recent Accounting Pronouncements under Note 1. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for the implementation impact on the Corporation's financial statements on January 1, 2001 of the adoption of FASB's SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

    At December 31, 2000, the Company's outstanding foreign exchange contracts for both those purchased as well as sold totaled $95.5 million. The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging for clients' transaction and economic exposures arising out of commercial transactions. The Company's policies prohibit outright speculation by the Company and its employees. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at December 31, 2000 had remaining maturities of twelve months or less.

Securities

    Securities held to facilitate client trading orders are classified as trading securities. All other securities are classified as available-for-sale. The securities available-for-sale portfolio includes both debt and marketable equity securities. At December 31, 2000, the securities available-for-sale portfolio had an unrealized net loss of $19.8 million, comprised of $29.4 million of unrealized losses and $9.6 million of unrealized gains. At December 31, 1999, the securities available-for-sale portfolio had an unrealized net loss of $46.9 million, comprised of $49.9 million of unrealized losses and $3.0 million of unrealized gains. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a valuation allowance that is a component of other comprehensive income (loss).

    Comparative period end security portfolio balances are presented below:

Securities Available-for-Sale

	December 31, 2000		December 31, 1999
Dollars in thousands	Cost	Fair Value	Cost	Fair Value

U.S. Government and Federal agency	$646,629	$648,374	$291,407	$286,546
Mortgage-backed	438,667	437,221	368,948	351,251
State and Municipal	158,983	160,139	155,736	152,244
Other debt securities	165,489	150,913	166,772	150,913

Total debt securities	1,409,768	1,396,647	982,863	940,954
Marketable equity securities	157,908	151,197	166,150	161,138

Total securities	$1,567,676	$1,547,844	$1,149,013	$1,102,092

    At December 31, 2000, the fair value of securities available-for-sale totaled $1,547.8 million, an increase of $445.8 million, or 40.4% from December 31, 1999. The increase was due to investing activities of the registered investment subsidiary. The average duration of total available-for-sale securities at December 31, 2000 was 3.6 years compared with 5.5 years at December 31, 1999.

    The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio at December 31, 2000. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

Debt Available-for-Sale Securities

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total 2000		Total 1999		Total 1998
Dollars in thousands	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield
U.S. Government and Federal agency	$364,423	6.43	$235,491	6.63	$48,460	6.38	$—	—	$648,374	6.49	$286,546	6.34	$275,145	6.11
Mortgage-backed	—	—	6,254	5.88	11,554	6.22	419,413	6.83	437,221	6.79	351,251	6.53	351,469	6.61
State and Municipal	14,847	6.75	50,645	6.82	94,145	6.76	502	7.23	160,139	6.79	152,244	6.65	123,845	6.60
Other debt securities	51	7.00	—	—	84,125	7.52	66,737	8.15	150,913	7.80	150,913	7.72	152,692	7.78

Total debt securities	$379,321	6.44	$292,390	6.65	$238,284	6.92	$486,652	7.02	$1,396,647	6.77	$940,954	6.68	$903,151	6.65

Amortized cost	$379,286		$290,087		$248,006		$492,389		$1,409,768		$982,863		$885,259

    Dividend income included in interest income on securities in the consolidated statement of income and comprehensive income was $9.5 million and $5.6 million for 2000 and 1999, respectively.

Loan Portfolio

    Total loans were $6,527.1 million, $5,490.7 million, and $4,530.4 million at December 31, 2000, 1999, and 1998, respectively. The increase in total loans of $1,036.4 million during 2000 relates to the overall growth in the Company's loan portfolio and the acquisition of Pacific Bank. Management divides the Company's commercial loan portfolio into relationship loans and syndicated non-relationship loans. Syndicated non-relationship loans are loans agented by others where the Company has limited direct access to the borrower and provides no other banking products or services. Relationship commercial loans are all other commercial loans where the Company has direct access to the borrower and, therefore, has the opportunity to provide the borrower with multiple banking products or services, such as cash management, international, brokerage and trust services. The most significant areas of loan growth in 2000 were the $722.8 million increase in commercial relationship loans and the $437.7 million increase in real estate mortgage loans. In addition, real estate construction loans increased by $107.4 million. Residential first mortgage loans increased $100.4 million. Similar growth occurred in 1999.

    The following table shows the Company's consolidated loans by type of loan or borrower and their percentage distribution:

Loan Portfolio

	December 31,
Dollars in thousands	2000	1999	1998	1997	1996
Commercial
Relationship	$3,056,464	$2,333,627	$1,950,653	$1,731,860	$1,201,547
Syndicated non-relationship	191,789	536,811	507,293	240,372	133,030

	3,248,253	2,870,438	2,457,946	1,972,232	1,334,577
Real estate mortgage	1,479,862	1,042,123	747,711	686,188	499,377
Residential first mortgage	1,273,711	1,173,334	1,038,229	980,040	882,573
Real estate construction	452,301	344,870	237,015	144,558	92,322
Installment	73,018	59,904	49,526	42,206	30,586

Total loans	$6,527,145	$5,490,669	$4,530,427	$3,825,224	$2,839,435

Commercial
Relationship	46.9%	42.4%	43.1%	45.3%	42.2%
Syndicated non-relationship	2.9	9.8	11.2	6.3	4.7
Real estate mortgage	22.7	19.0	16.5	17.9	17.6
Residential first mortgage	19.5	21.4	22.9	25.6	31.1
Real estate construction	6.9	6.3	5.2	3.8	3.3
Installment	1.1	1.1	1.1	1.1	1.1

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

    The Company's loan portfolio consists primarily of short-term loans for business and real estate purposes. Loans are generally made on the basis of a secure repayment source as the first priority, and collateral is generally a secondary source for loan qualification. Although the legal lending limit for any one borrower can amount to $118.9 million at December 31, 2000, the Bank has established "house limits" for individual borrowings which vary by risk rating. The highest amount which can be extended to any one borrower without the approval of the Bank's Audit Committee in 2000 was $40.0 million. At December 31, 2000, there were 25 loans with commitments greater than $25.0 million. Of the 25 relationships, 14 had outstandings greater than $25.0 million with the largest outstanding being a $65.0 million security secured loan.

    Commercial syndicated non-relationship loans were $191.8 million at December 31, 2000, representing less than 3% of the loan portfolio. At December 31, 1999, syndicated non-relationship loans totaled $536.8 million, or 10% of the loan portfolio. The reduction in syndicated non-relationship loans reflects management's decision to reduce the higher credit risk exposure associated with that portfolio. The reduction included the transfer of $132.0 million of gross loan balances to loans available-for-sale during the fourth quarter of 2000, of which one credit for $7.2 million remained unsold in other assets as of December 31, 2000. The average outstanding loan balance in the syndicated non-relationship portfolio at December 31, 2000 was $3.1 million, which represents just over half of the average commitment amount. As of February 28, 2001, the balance of syndicated non-relationship loans had been further reduced to $173.7 million.

    Syndicated non-relationship loans at December 31, 2000 included media and communications related credits totaling $86.0 million (average outstandings of $5.1 million) and a group of highly diversified corporate outstandings aggregating $105.8 million (average outstandings of $2.8 million). The Company has identified media and communications as one of its industry specialties and intends to continue building on its expertise in this area as well as its relationship with middle market communications companies located within the California marketplace. An additional $214.3 million of media and communications credits were outstanding in the Company's commercial relationship portfolio. At December 31, 2000, the Company had a total of $10.6 million of syndicated non-relationship media and communications credits on nonaccrual.

    Management expects the remaining syndicated non-relationship portfolio of corporate borrowers, which is currently less than 2% of the Company's total loan portfolio, to be eliminated over time through scheduled repayments, as well as future events and market driven activities. Management has aggressively reduced the exposure in this portfolio over the past 15 months and continues to believe that the wholesale marketing of these credits at this time is not appropriate. The corporate syndicated non-relationship portfolio at December 31, 2000 included $12.4 million of nonaccrual loans.

    The commercial relationship loan portfolio primarily consists of loans to middle-market companies, professional and business borrowers, and associated individuals. The commercial loan portfolio does not contain any direct energy-related borrowings and a limited amount of technology-related borrowings—approximately two thirds of one percent of the total commercial loan portfolio. The average outstanding individual note balance in the $3,056.5 million commercial relationship loan portfolio at December 31, 2000 was $340,000. See "—Results of Operations—Net Interest Income."

    Following is a breakdown of commercial relationship loans to businesses engaged in the industries listed.

Relationship Commercial Loans By Industry

	December 31,
Dollars in thousands	2000	1999
Services (1)	$765,120	$613,380
Entertainment	551,273	455,037
Wholesale Trade	311,762	212,200
Manufacturing	306,668	273,032
Real Estate and Construction	255,180	197,581
Finance and Insurance	219,047	80,324
Media and Communications	214,339	157,258
Retail Trade	95,115	47,735
Other	337,960	297,080

Total	$3,056,464	$2,333,627

(1)
Legal, membership organizations, engineering and management services, etc.

    Real estate mortgages, representing 22.7% of the loan portfolio, consists of 92.5% commercial and 7.5% residential. The increase during 2000 was due to the acquisition of Pacific Bank and internal loan origination. The average outstanding individual note balance at December 31, 2000 was approximately $600,000.

    Following is a breakdown of real estate mortgage loans by collateral type:

Real Estate Mortgage Loans by Collateral Type

	December 31,
Dollars in thousands	2000	1999
Industrial	$693,168	$464,075
Office buildings	150,239	97,221
Shopping centers	100,834	59,673
Equity lines of credit	68,626	52,072
Condominiums/apartments	67,381	43,083
1-4 family (includes undeveloped land)	44,283	29,391
Churches/religious	15,560	13,067
Land, nonresidential	9,884	13,161
Other	329,887	270,380

Total	$1,479,862	$1,042,123

    Residential first mortgage loans which comprised 19.5% of total loans at December 31, 2000, continued a seven-year growth trend, increasing $100.4 million, or 8.6%, to $1,273.7 million at December 31, 2000. At December 31, 2000, 86.3% of the portfolio was originated internally, and the balance was purchased from third parties. The residential first mortgage loans originated internally have a weighted average loan to value ratio of 60.0% at origination. The average outstanding individual note balance at December 31, 2000 was approximately $500,000.

    The real estate construction portfolio, representing 6.9% of the loan portfolio, consists of 74.2% commercial and 25.8% residential. Such loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project, and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to incurred costs, sales price, and sales cycle. The average outstanding individual note balance at December 31, 2000 was approximately $1,875,000.

    Following is a breakdown of real estate construction loans by collateral type:

Real Estate Construction Loans by Collateral Type

	December 31,
Dollars in thousands	2000	1999
Industrial	$144,136	$138,131
Condominiums/apartments	82,133	34,409
Office buildings	54,246	23,276
Shopping centers	37,602	64,531
1-4 family (includes undeveloped land)	34,513	23,525
Other	99,671	60,998

Total	$452,301	$344,870

    Installment loans consist primarily of loans to individuals for personal purchases. The average outstanding individual note balance at December 31, 2000 was approximately $16,000.

    Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern

California, which in some degree relies on the stability of entertainment and media companies and, to a lesser extent, Northern California. Any strikes by the writers' and actors' guilds, should they occur and continue for an extended period, would negatively impact the entertainment industry and related businesses which rely on it for their livelihood. Management does not believe that the strikes would have a material adverse effect on the Company's business.

    The Company's lending activities are predominately in California although it has some loans to domestic clients who are engaged in international trade or film productions.

    Inherent in any loan portfolio are risks associated with certain types of loans. The Company assesses and manages credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies, and internal monitoring. As part of the control process, an independent loan review and compliance department regularly examines the Company's loan portfolio and other credit related products, including unused commitments and letters of credit. In addition to this internal credit process, the Company's loan portfolio is subject to examination by external regulators in the normal course of business. Credit quality is influenced by underlying trends in the economic and business cycle. With the slowdown in the economy and the increase in its nonperforming and nonaccrual loans, the Company has enhanced its training program for its line officers and implemented additional credit underwriting and monitoring procedures. The Company also seeks to manage and control its risk through diversification of the portfolio by type of loan, industry concentration, and type of borrower as well as specific maximum loan-to-value (LTV) limitations at origination as to various categories of real estate related loans other than residential first mortgage loans. These ratios are as follows:

Maximum LTV Ratios

Category of Real Estate Collateral	Maximum LTV Ratio
1-4 family (includes undeveloped land)	80%
Condominiums/apartments	80
Equity lines of credit	80
Industrial	80
Shopping centers	80
Churches/religious	75
Office building	75
Other improved property	70
Land, nonresidential	50

    The Company's loan policy provides that any term loan on income-producing properties must have a minimum debt service coverage of at least 1.20 to 1 for non-owner occupied property and at least 1.05 to 1 for owner occupied. Any exception to these guidelines are approved by the Credit Policy Committee of the Bank.

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

    At December 31, 2000, 80.4% of commercial loans and 46.4% of real estate loans outstanding were floating interest rate loans. There were no floating rate installment loans as of December 31, 2000. Floating rate loans comprised 62.8% of the total loan portfolio at December 31, 2000 and 51.2% at December 31, 1999. Total loans at December 31, 2000 consisted of 41.0% due in one year or less, 13.7% due in one to five years and 45.3% due after five years.

    The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities.

Loan Maturities

	December 31, 2000
Dollars in thousands	Commercial	Real Estate Mortgage	Residential First Mortgage	Real Estate Construction	Installment	Total
Aggregate maturies of loan balances due:
In one year or less
Interest rate—floating	$2,055,567	$183,962	$—	$321,161	$—	$2,560,690
Interest rate—fixed	74,733	15,310	—	16,719	7,677	114,439
After one year but within five years
Interest rate—floating	402,356	118,349	—	91,597	—	612,302
Interest rate—fixed	211,384	13,569	15,569	9,947	29,213	279,682
After five years
Interest rate—floating	154,812	471,030	300,123	61	—	926,026
Interest rate—fixed	349,401	677,642	958,019	12,816	36,128	2,034,006

Total loans	$3,248,253	$1,479,862	$1,273,711	$452,301	$73,018	$6,527,145

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

    The Company has an internal risk analysis and review staff that ultimately reports to the Audit Committee of the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem and potential loans and loans to be charged off, an assessment of the overall quality and collectibility of the portfolio, and consideration of the loan loss experience, trends in problem loans, and concentration of credit risk, as well as current economic conditions particularly in California. Management then evaluates the allowance, determines its desired level and reviews the results with the Audit Committee. Based on known information available to it at the date of this report, management believes that the Company's allowance for credit losses was adequate for foreseeable losses at December 31, 2000. Examinations of the loan portfolio are also conducted periodically by the Company's regulators.

    Based on expected loan growth, the levels of nonperforming loans and net charge-offs, it is anticipated that the level of the allowance will require additional provisions for credit losses in

2001, but not necessarily equal to the amount of net charge-offs. Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may warrant an adjustment to the amount of the projected provision. See "—Provision for Credit Losses."

    The following table summarizes the activity in the allowance for credit losses for the five years ended December 31, 2000:

Allowance for Credit Losses

	Year ended December 31,
Dollars in thousands	2000	1999	1998	1997	1996
Average amount of loans outstanding	$6,236,334	$4,822,254	$4,213,853	$3,387,784	$2,539,323

Balance of allowance for credit losses, beginning of year	$134,077	$135,339	$137,761	$130,089	$131,514

Loans charged off:
Commercial
Relationship	(22,293)	(10,672)	(12,987)	(12,440)	(14,647)
Syndicated non-relationship	(18,167)	(8,093)	(2,032)	(2,211)	—

	(40,460)	(18,765)	(15,019)	(14,651)	(14,647)
Real estate mortgage	(905)	(455)	(1,382)	(4,275)	(5,338)
Residential first mortgage	(77)	(158)	(1,128)	(474)	(253)
Installment	(134)	(150)	(107)	(112)	(104)

Total loans charged off	(41,576)	(19,528)	(17,636)	(19,512)	(20,342)

Recoveries of loans previously charged off:
Commercial	7,977	13,403	11,556	11,098	13,325
Real estate mortgage	1,959	893	397	8,894	5,313
Residential first mortgage	1,522	527	503	58	—
Installment	49	28	11	118	279

Total recoveries	11,507	14,851	12,467	20,168	18,917

Net loans (charged off) recovered	(30,069)	(4,677)	(5,169)	656	(1,425)
Additions to allowance charged to operating expense	21,500	—	—	—	—
Acquisitions	9,927	3,415	2,747	7,016	—

Balance, end of year	$135,435	$134,077	$135,339	$137,761	$130,089

Ratio of net (charge offs) recoveries to average loans	(0.48)%	(0.10)%	(0.12)%	0.02%	(0.06)%

Ratio of net relationship (charge offs) recoveries to average relationship loans	(0.21)%	0.08%	(0.08)%	0.09%	(0.06)%

    Net loan charge-offs were $30.1 million, or 0.48%, of average loans during 2000. Included in this amount was $18.2 million in gross loan charge-offs in syndicated non-relationship loans which represented 60% of net loan charge-offs. Net charge-offs for 1999 and 1998 were $4.7 million, or 0.10%, and $5.2 million, or 0.12%, of average loans, respectively.

    The allowance for credit losses as a percentage of total loans was 2.07%, 2.44%, and 2.99% at December 31, 2000, 1999, and 1998, respectively. The allowance for credit losses as a percentage of nonperforming loans was 218.5%, 530.2%, and 584.9% at December 31, 2000, 1999, and 1998, respectively. See "—Nonaccrual, Past Due, and Restructured Loans".

    Based on an evaluation of individual credits, previous loan loss experience, management's evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for credit losses as shown for the past five years in the table below.

Allocation of Allowance for Credit Losses

	Allowance amount					Percent of loans to total loans
Dollars in thousands	2000	1999	1998	1997	1996	2000	1999	1998	1997	1996
Commercial
Relationship	$74,920	$63,082	$80,275	$81,101	$67,695	47%	42%	43%	45%	42%
Syndicated non-relationship	17,717	15,579	20,536	10,813	8,059	3	10	11	6	5
Real estate mortgage	24,517	33,590	16,508	27,378	37,748	23	19	17	18	18
Residential first mortgage	10,453	17,659	15,625	14,750	13,283	19	22	23	26	31
Real estate construction	6,645	2,837	1,950	3,357	2,405	7	6	5	4	3
Installment	1,183	1,330	445	362	899	1	1	1	1	1

Total	$135,435	$134,077	$135,339	$137,761	$130,089	100%	100%	100%	100%	100%

    While the allowance is allocated to portfolios, the allowance is general in nature and is available for the portfolio in its entirety. An increase in problem loans in the commercial category and a decrease in problem loans in the real estate mortgage category during 2000 resulted in an increased portion of the allowance for credit losses being allocated to the commercial category from that allocated in 1999. In 1999, due to real estate mortgage loan growth, an increased portion of the allowance for credit losses was allocated to the real estate mortgage loan category from that allocated in 1998.

    At December 31, 2000, there was $49.1 million of impaired loans included in nonaccrual loans, $3.2 million of which had an allowance of $1.2 million allocated to them. At December 31, 1999, there was $16.6 million of impaired loans included in nonaccrual loans, none of which had an allowance for credit losses allocated to them. The allowance represents the difference between the value of the collateral supporting those loans and the outstanding balances of those loans and is included in the allowance for credit losses. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, SFAS No. 114 requires that the impairment be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the impairment may be measured by using the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company's policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

Nonaccrual, Past Due, and Restructured Loans

    Total nonperforming assets (nonaccrual loans and ORE) were $62.5 million, or 0.96% of total loans and ORE at December 31, 2000, compared with $26.7 million, or 0.49%, at December 31, 1999.

    Total nonperforming relationship assets were $39.5 million, or 0.62%, of total relationship loans and ORE at December 31, 2000, compared with $26.7 million, 0.54% at December 31, 1999. While the Company has experienced a moderate increase in relationship nonaccrual loans, the nonaccrual loan portfolio does not contain any concentration of credits within a specific industry sector. Management believes that the increase reflects the growth in the relationship portfolio and, to a lesser extent, the slowdown in the rate of growth of California's economy. Syndicated non-relationship loans on nonaccrual status represented 37% of the total, or $23.0 million at December 31, 2000. The nonperforming syndicated non-relationship loans consisted of five borrowers, three of which were added in the fourth quarter of 2000.

    The following table presents information concerning nonaccrual loans, ORE, accruing loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans:

Nonaccrual, Past Due, and Restructured Loans

	December 31,
Dollars in thousands	2000	1999	1998	1997	1996
Nonaccrual loans:
Commercial
Relationship	$30,343	$13,368	$4,763	$6,589	$7,531
Syndicated non-relationship	23,012	—	—	—	8,351

	53,355	13,368	4,763	6,589	15,882
Real estate	8,132	10,380	17,204	19,243	25,661
Installment	499	1,540	1,171	1,734	—

Total	61,986	25,288	23,138	27,566	41,543
ORE	522	1,413	3,480	2,126	15,116

Total nonaccrual loans and ORE	$62,508	$26,701	$26,618	$29,692	$56,659

Total nonaccrual loans as a percentage of total loans	0.95%	0.46%	0.51%	0.72%	1.46%
Total nonaccrual loans and ORE as a percentage of total loans and ORE	0.96	0.49	0.59	0.78	1.98
Total relationship nonaccrual loans and ORE to total relationship loans and ORE	0.62	0.54	0.66	0.83	1.78
Allowance for credit losses to total loans	2.07	2.44	2.99	3.60	4.58
Allowance for credit losses to nonaccrual loans	218.49	530.20	584.92	499.75	313.14
Loans past due 90 days or more on accrual status:
Commercial	$1,543	$2,794	$7,661	$9,226	$8,076
Real estate	4,361	736	949	13,370	4,076
Installment	20	503	13	3,596	292

Total	$5,924	$4,033	$8,623	$26,192	$12,444

Restructured loans:
On accrual status	$829	$2,707	$1,982	$2,813	$2,569
On nonaccrual status	740	368	1,682	1,286	—

Total	$1,569	$3,075	$3,664	$4,099	$2,569

    Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are ninety days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

    At December 31, 2000, in addition to loans disclosed above as past due, nonaccrual or restructured, management also identified $5.4 million of loans about which the ability of the borrowers to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status. This amount was determined based on analysis of information known to management about the borrower's financial condition and current economic conditions. If economic conditions change, adversely or otherwise, or if additional facts on the borrowers' financial condition come to light, then the amount of potential problem loans may change, possibly significantly. Estimated potential losses from these potential problem loans have been provided for in determining the allowance for credit losses.

    The table below summarizes the approximate changes in nonaccrual loans for the years ended December 31, 2000 and 1999.

Changes in Nonaccrual Loans

Dollars in thousands	2000	1999
Balance, beginning of the year	$25,288	$23,138
Loans placed on nonaccrual
Relationship	47,731	29,624
Syndicated non-relationship	38,789	—
Loans from acquisitions	4,428	647
Charge offs	(22,656)	(7,953)
Loans returned to accrual status	(9,010)	(1,762)
Repayments (including interest applied to principal)	(22,584)	(18,354)
Transfers to ORE	—	(52)

Balance, end of year	$61,986	$25,288

    The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $4.5 million, $0.1 million, and $2.0 million for the years ended December 31, 2000, 1999, and 1998, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income includes $5.7 million, $3.7 million, and $2.0 million for the years ended December 31, 2000, 1999, and 1998, respectively, from collection of interest related to nonaccrual loans. Interest income not recognized on nonaccrual loans reduced the net interest margin by 6, 0, and 4 basis points for the years ended December 31, 2000, 1999, and 1998, respectively.

Other Real Estate

    The Company's ORE totaled $0.5 million at year end 2000 compared to $1.4 million a year ago. The Company's policy is to record these properties at estimated fair value, net of selling expenses, at the time they are transferred into ORE, thereby tying future gains or losses from sale or potential additional write-downs to underlying changes in the market.

Other Assets

    Other assets include the following

	December 31,
(Dollars in thousands)	2000	1999
Accrued interest receivable	$53,423	$42,206
Claim in receivership	18,950	—
Income tax refunds	1,342	4,188
Other	34,664	20,408

Total other assets	$108,379	$66,802

    The claim in receivership was acquired in the acquisition of Pacific Bank and is expected to be partially realized in 2001.

Commitments and Lines of Credit

    In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, letters of credit, and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheet. Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each client's creditworthiness on a case-by-case basis.

    The Company had outstanding loan commitments aggregating $2,325.1 million at December 31, 2000. In addition, the Company had $240.4 million outstanding in bankers' acceptances and letters of credit of which $178.2 million relate to standby letters of credit at December 31, 2000. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

Deposits and Borrowed Funds

    Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $4,957.4 million in 2000 compared with $3,881.1 million in 1999. The increase was due primarily to internally generated growth and the acquisition of Pacific Bank.

    Certificates of deposit of $100,000 or more totaled $1,676.4 million at December 31, 2000, of which $1,071.5 million mature within three months, $353.4 million mature within four to six months, $139.0 million mature within seven months to one year and $112.5 mature beyond one year.

    Short and long-term borrowed funds provided additional funding, albeit at a higher cost, to support loan and securities growth. Average borrowed funds were $1,311.6 million in 2000 compared with $1,051.2 million in 1999.

    At December 31, 2000 and 1999, the aggregate amount of deposits by foreign depositors in domestic offices totaled $122.5 million and $42.4 million, respectively, the majority of which was interest bearing. As part of the Pacific Bank acquisition, the Bank has a depository office located in the Cayman Islands, British West Indies with deposits totaling $65.2 million at December 31, 2000. Brokered deposits were $666.2 million and $248.8 million, at December 31, 2000 and 1999, respectively.

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

    Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on the forward-looking statements, since they are based on current expectations. Actual results may differ materially from those currently expected or anticipated.

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

    An economic slowdown in California could hurt our business.  An economic slowdown in California attributable to energy supply issues, a possible strike by writers and actors or any other unforeseen events could have the following consequences, any of which could hurt our business:

  •
  Loan delinquencies may increase;

  •
  Problem assets and foreclosures may increase;

  •
  Demand for our products and services may decline; and

  •
  Collateral for loans made by us, especially real estate, may decline in value, in turn reducing clients' borrowing power, and reducing the value of assets and collateral associated with our existing loans.

    Changes in interest rates affect our profitability.  Changes in prevailing rates may hurt our business. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities fluctuates. This causes decreases in our spread and affects our income. In addition, interest rates affect how much money we lend. For example, when interest rates rise, loan originations tend to decrease.

    Significant changes in the provision or applications of laws on regulations affecting our business could materially affect our business.  The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. Parts of our business are also subject to federal and state securities laws and regulations. Significant changes in these laws and regulations would also affect our business.

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

    Our results would be adversely affected if we suffered higher than expected losses on our loans.  We assume risk from the possibility that we will suffer losses because borrowers, guarantors, and related parties fail to perform under with the terms of their loans. We try to minimize this risk by adopting and implementing what we believe are effective underwriting and credit policies and procedures, including how we establish and review the allowance for credit losses. We assess the likelihood of nonperformance, track loan performance, and we diversify our credit portfolio. Those policies and procedures may still not prevent unexpected losses that could adversely affect our results.

QUARTERLY RESULTS

    The following table summarizes quarterly operating results for 2000 and 1999.

2000 Quarterly Operating Results

	Quarter ended
Dollars in thousands	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$142,067	$164,076	$170,927	$169,218	$646,288
Interest expense	49,820	59,432	66,926	63,594	239,772

Net interest income	92,247	104,644	104,001	105,624	406,516
Provision for credit losses	—	4,000	7,000	10,500	21,500

Net interest income after provision for credit losses	92,247	100,644	97,001	95,124	385,016
Noninterest income	24,020	26,795	26,703	28,834	106,352
Gain (loss) on sale of securities	223	(5)	1,819	1,095	3,132
Noninterest expense	69,085	76,074	73,984	75,627	294,770

Income before taxes	47,405	51,360	51,539	49,426	199,730
Income taxes	16,397	17,915	17,378	16,380	68,070

Net income	$31,008	$33,445	$34,161	$33,046	$131,660

Net income per share, basic	$0.67	$0.70	$0.72	$0.70	$2.79

Net income per share, diluted	$0.66	$0.68	$0.70	$0.68	$2.72

1999 Quarterly Operating Results

	Quarter ended
Dollars in thousands	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$111,492	$110,370	$119,149	$129,435	$470,446
Interest expense	33,812	34,258	37,847	42,524	148,441

Net interest income	77,680	76,112	81,302	86,911	322,005
Provision for credit losses	—	—	—	—	—

Net interest income after provision for credit losses	77,680	76,112	81,302	86,911	322,005
Noninterest income	17,892	20,495	21,595	23,534	83,516
Gain (loss) on sale of securities	1,253	1,192	1,570	(319)	3,696
Noninterest expense	55,901	57,834	61,369	66,699	241,803

Income before taxes	40,924	39,965	43,098	43,427	167,414
Income taxes	14,923	13,859	15,015	15,510	59,307

Net income	$26,001	$26,106	$28,083	$27,917	$108,107

Net income per share, basic (1)	$0.57	$0.57	$0.61	$0.61	$2.37

Net income per share, diluted	$0.55	$0.55	$0.60	$0.60	$2.30

(1)
Due to rounding, quarterly per share amounts do not add up to total.

Management's Responsibility for Financial Statements

    Management is responsible for the preparation of the Corporation's consolidated financial statements and related information appearing in this annual report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions, and that the consolidated financial statements reasonably present the Corporation's financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Management also has included in the Corporation's consolidated financial statements amounts that are based on estimates and judgments that it believes are reasonable under the circumstances.

    The independent auditors audit the Corporation's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and provide an objective, independent review of the fairness of reported operating results and financial position.

    The Board of Directors of the Corporation has an Audit Committee composed solely of three non-management directors. The Committee meets periodically with financial management, the internal auditors and the independent auditors to review accounting control, auditing and financial matters.

              /s/ RUSSELL D. GOLDSMITH

              Russell D. Goldsmith
              Chief Executive Officer

              /s/ BRAM GOLDSMITH

              Bram Goldsmith
              Chairman of the Board

              /s/ FRANK P. PEKNY

              Frank P. Pekny
              Executive Vice President and
              Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To Board of Directors and Shareholders of
City National Corporation:

    We have audited the accompanying consolidated balance sheet of City National Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California
January 17, 2001

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
Dollars in thousands, except share amounts	2000	1999
Assets
Cash and due from banks	$386,814	$233,178
Federal funds sold	165,000	57,000
Securities available-for-sale (cost $1,567,676 and $1,149,013 in 2000 and 1999)	1,547,844	1,102,092
Trading account securities	46,078	27,714
Loans	6,527,145	5,490,669
Less allowance for credit losses	135,435	134,077

Net loans	6,391,710	5,356,592
Premises and equipment, net	63,010	62,446
Customers' acceptance liability	14,736	6,784
Deferred tax asset	65,986	75,841
Goodwill	171,559	104,963
Core deposit intangibles	24,148	22,292
Bank owned life insurance	52,820	49,981
Affordable housing investments	58,585	47,934
Other assets	108,379	66,802

Total assets	$9,096,669	$7,213,619

Liabilities
Demand deposits	$3,276,203	$2,448,916
Interest checking deposits	619,332	472,996
Money market deposits	1,344,244	1,103,907
Savings deposits	244,707	221,002
Time deposits-under $100,000	247,797	253,894
Time deposits-$100,000 and over	1,676,387	1,168,694

Total deposits	7,408,670	5,669,409
Federal funds purchased and securities sold under repurchase agreements	139,841	95,487
Other short-term borrowings	315,125	496,724
Subordinated debt	123,641	123,453
Long-term debt	208,417	180,000
Other liabilities	142,591	70,116
Acceptances outstanding	14,736	6,784

Total liabilities	8,353,021	6,641,973

Commitments and contingencies
Shareholders' Equity
Preferred Stock authorized—5,000,000: none outstanding	—	—
Common Stock-par value-$1.00; authorized—75,000,000; issued—47,785,345 shares in 2000 and 46,885,182 shares in 1999	47,785	46,885
Additional paid-in capital	292,358	276,464
Accumulated other comprehensive loss	(11,493)	(27,193)
Retained earnings	420,024	321,210
Treasury shares, at cost—155,355 shares in 2000 and 1,428,439 shares in 1999	(5,026)	(45,720)

Total shareholders' equity	743,648	571,646

Total liabilities and shareholders' equity	$9,096,669	$7,213,619

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	For the year ended December 31,
In thousands, except per share amounts	2000	1999	1998
Interest Income
Loans	$550,361	$399,891	$365,352
Securities available-for-sale	89,588	65,209	40,956
Investments securities	—	—	11,318
Trading account	3,530	2,965	2,865
Federal funds sold and securities purchased under resale agreements	2,809	2,381	3,458

Total interest income	646,288	470,446	423,949

Interest Expense
Deposits	155,727	93,214	87,237
Other short-term borrowings	49,038	9,896	4,591
Federal funds purchased and securities sold under repurchase agreements	16,269	25,954	21,824
Other long-term debt	10,614	11,960	8,714
Subordinated debt	8,124	7,417	7,912

Total interest expense	239,772	148,441	130,278

Net interest income	406,516	322,005	293,671
Provision for credit losses	21,500	—	—

Net interest income after provision for credit losses	385,016	322,005	293,671

Noninterest Income
Investment services	26,409	19,763	16,330
Trust fees	20,870	18,059	9,376
Service charges on deposit accounts	22,933	18,113	17,386
International services	14,982	9,950	8,106
Bank owned life insurance	2,578	2,268	2,146
Gain (loss) on sale of assets	(71)	2,117	1,823
Gain on sale of securities	3,132	3,696	3,072
Other	18,651	13,246	9,445

Total noninterest income	109,484	87,212	67,684

Noninterest Expense
Salaries and other employee benefits	159,782	133,935	114,965
Net occupancy of premises	24,415	18,955	14,189
Professional	23,076	20,811	23,445
Amortization of goodwill	11,223	5,171	3,349
Amortization of core deposit intangibles	5,444	4,138	3,505
Information services	14,064	12,267	8,805
Depreciation	13,037	11,242	8,816
Marketing and advertising	12,959	10,444	10,313
Office services	9,724	8,212	7,308
Equipment	2,462	2,213	2,250
Acquisition integration	1,309	1,161	1,126
Other operating	17,275	13,254	13,260

Total noninterest expense	294,770	241,803	211,331

Income before income taxes	199,730	167,414	150,024
Income taxes	68,070	59,307	53,796

Net income	131,660	108,107	96,228

Other comprehensive income
Unrealized gains (losses) on securities available-for-sale	31,293	(66,042)	16,270
Less: reclassification adjustment for losses included in income	(4,205)	(3,252)	(3,173)
Income taxes (benefits)	11,388	(29,200)	5,545

Other comprehensive income (loss)	15,700	(40,094)	7,552

Comprehensive income	$147,360	$68,013	$103,780

Net income per share, basic	$2.79	$2.37	$2.08

Net income per share, diluted	$2.72	$2.30	$2.00

Shares used to compute income per share, basic	47,178	45,683	46,357

Shares used to compute income per share, diluted	48,393	46,938	48,141

Dividends per share	$0.70	$0.66	$0.56

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands	2000	1999	1998
Cash Flows From Operating Activities
Net income	$131,660	$108,107	$96,228
Adjustments to net income:
Provision for credit losses	21,500	—	—
Amortization of goodwill and core deposit intangibles	16,667	9,309	6,854
Depreciation	13,037	11,242	8,816
Deferred income tax (benefit)	3,760	(2,199)	11,856
Gain on sales of ORE	(38)	(399)	(475)
Gain on sales of securities	(3,132)	(3,696)	(3,072)
Net increase in other (assets) liabilities	5,156	(35,599)	14,954
Net (increase) decrease in trading securities	(18,364)	7,301	(4,212)
Other, net	18,024	17,751	3,574

Net cash provided by operating activities	188,270	111,817	134,523

Cash Flows From Investing Activities
Purchase of securities	(1,727,957)	(407,722)	(541,826)
Sales of securities available-for-sale	518,885	231,570	246,052
Maturities of securities	922,901	96,397	139,174
Purchase of residential mortgage loans	(25,280)	(83,371)	(40,646)
Sales of loans	162,037	41,357	—
Loan originations net of principal collections	(726,238)	(682,061)	(534,023)
Proceeds from sales of ORE	1,260	2,596	2,204
Purchase of premises and equipment	(15,302)	(17,818)	(18,034)
Net cash from acquisitions	79,080	18,905	32,419
Bank owned life insurance premium paid	—	(11)	(40,399)
Other, net	11,174	603	658

Net cash used by investing activities	(799,440)	(799,555)	(754,421)

Cash Flows From Financing Activities
Net increase in deposits	1,037,568	366,329	453,454
Proceeds from issuance of other long-term debt	150,000	80,000	200,000
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	44,354	(180,824)	69,884
Net (decrease) increase in short-term borrowings, net of transfers from long-term debt	(281,614)	79,738	54,426
Repayment of long-term debt	(25,000)	—	—
Net proceeds of subordinated debt	—	—	124,081
Proceeds from exercise of stock options	7,286	8,193	12,321
Stock repurchases	(29,411)	(39,001)	(59,768)
Cash dividends paid	(32,846)	(30,172)	(26,042)
Other, net	2,469	2,810	4,987

Net cash provided by financing activities	872,806	287,073	833,343

Net increase (decrease) in cash and cash equivalents	261,636	(400,665)	213,445
Cash and cash equivalents at beginning of year	290,178	690,843	477,398

Cash and cash equivalents at end of year	$551,814	$290,178	$690,843

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$228,086	$142,478	$122,739
Income taxes	11,621	54,400	37,950
Non-cash investing activities:
Transfer from loans to foreclosed assets	605	1,331	4,010
Transfer from investment securities to securities available-for-sale	—	—	182,557
Transfer from long-term debt to short-term borrowings	100,000	100,000	50,000

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Dollars in thousands	Shares issued	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balances, December 31, 1997	46,700,891	$46,701	$297,654	$5,349	$173,089	$(14,123)	$508,670
Net income	—	—	—	—	96,228	—	96,228
Issuance of shares for stock options	53,342	53	(22,185)	—	—	34,453	12,321
Tax benefit from stock options	—	—	4,987	—	—	—	4,987
Cash dividends	—	—	—	—	(26,042)	—	(26,042)
Other comprehensive income net of tax	—	—	—	7,552	—	—	7,552
Repurchased shares, net	—	—	—	—	—	(59,768)	(59,768)
Issuance of shares for acquisitions	130,949	131	6,907	—	—	10,817	17,855

Balances, December 31, 1998	46,885,182	46,885	287,363	12,901	243,275	(28,621)	561,803
Net income	—	—	—	—	108,107	—	108,107
Issuance of shares for stock options	—	—	(13,709)	—	—	21,902	8,193
Tax benefit from stock options	—	—	2,810	—	—	—	2,810
Cash dividends	—	—	—	—	(30,172)	—	(30,172)
Other comprehensive income net of tax	—	—	—	(40,094)	—	—	(40,094)
Repurchased shares, net	—	—	—	—	—	(39,001)	(39,001)

Balances, December 31, 1999	46,885,182	46,885	276,464	(27,193)	321,210	(45,720)	571,646
Net income	—	—	—	—	131,660	—	131,660
Issuance of shares for stock options	250,486	250	2,245	—	—	4,790	7,285
Tax benefit from stock options	—	—	2,469	—	—	—	2,469
Cash dividends	—	—	—	—	(32,846)	—	(32,846)
Other comprehensive income net of tax	—	—	—	15,700	—	—	15,700
Repurchased shares, net		—	—	—	—	(29,411)	(29,411)
Issuance of shares for acquisitions	649,677	650	11,180	—	—	65,315	77,145

Balances, December 31, 2000	47,785,345	$47,785	$292,358	$(11,493)	$420,024	$(5,026)	$743,648

See accompanying Notes to Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

    The accounting and reporting policies of City National Corporation (the Corporation) and of City National Bank (the Bank) and their subsidiaries conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

    City National Corporation and subsidiaries (the Company), through its primary subsidiary, the Bank, provide private and business banking, including investment and trust services, primarily in the California market. The Bank's principal client base comprises small- to mid-size businesses, entrepreneurs, professionals, and affluent individuals. The Bank typically serves clients through relationship banking. The Company seeks to build a relationship with the client through a high level of personal service, tailored products, and private and commercial banking teams to encourage the client to use multiple services and products offered by the Bank. The Company offers a broad range of loans, deposit, cash management, international banking, and other products and services. The Bank lends, invests, and provides services in accordance with its Community Reinvestment Act commitment. Through City National Investments and Reed, Conner and Birdwell, LLC., the Company offers personal and employee benefit trust and estate services, including 401(k) and defined benefit plans, manages investments for clients, and engages in securities sales and trading. The Bank also manages and offers mutual funds under the name of CNI Charter Funds.

Basis of Presentation

    The consolidated financial statements of the Corporation include the accounts of the Corporation, its non-bank subsidiaries, the Bank, and the Bank's wholly owned subsidiaries after elimination of all material inter-company transactions. Certain prior years' data have been reclassified to conform to current year presentation.

    The Corporation is on the accrual basis of accounting for income and expenses. In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements.

Securities

    All securities other than trading securities are classified as available-for-sale valued at fair value. Trading securities are valued at market value with any unrealized gains or losses included in income. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included in comprehensive income net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method. Investment services income consists of fees, commissions and markups on securities transactions with clients and money market mutual fund fees.

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

    The Corporation considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the impairment is measured by using the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

    When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the allowance for credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the allowance for credit losses.

    The Corporation's policy is to record cash receipts received on impaired loans first as reductions to principal and then to interest income.

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

Venture Capital Investments

    Venture capital investments are carried at cost.

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

Income Taxes

    The Corporation files a consolidated federal income tax return and a combined state income tax return. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting basis of assets and liabilities, as well as for operating losses and tax credit carry forwards, using enacted tax laws and rates. Deferred tax assets will be reduced through a valuation allowance whenever it becomes more likely than not that all, or some portion, will be realized. Deferred income taxes (benefits) represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total income taxes (benefits) for the year.

Net Income Per Share

    Basic earnings per share is based on the weighted average shares of common stock. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during part or all of the year.

Goodwill and Core Deposit Intangibles

    Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases and is amortized over fifteen years. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized over seven years. Goodwill and core deposit intangibles are evaluated periodically for other than temporary impairment. Should such an assessment indicate that the undiscounted value of an intangible may be impaired, the net book value of the intangible would be written down to net estimated recoverable value. The carrying value of goodwill and core deposit intangibles is net of accumulated amortization of $36.7 million and $20.0 million at December 31, 2000 and December 31, 1999, respectively.

Interest Rate Risk Management Activities

    For those interest rate instruments that alter the repricing characteristics of assets or liabilities, the net differential to be paid or received on the instrument is treated as an adjustment to the yield on the underlying assets or liabilities (the accrual method). To qualify for the accrual method, the interest rate instrument must be designated to specific assets or liabilities or pools of assets or liabilities, and must be effective at altering the interest rate characteristics of the related assets or liabilities. See "—Recent Accounting Pronouncements."

Stock Option Plans

    Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As a practice, the exercise price equals the current market price and there is no compensation expense. Proforma net income and proforma net income per share disclosures for employee stock option grants are based on recognition as expense, over the vesting period, of the fair value on the date of grant of all stock-based awards made in 1996 and subsequent years.

Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No.133" (SFAS 137), which extended the effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB also issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133. To manage interest rate exposure, the Corporation uses interest rate swaps, which are accounted for as hedging activities. As of January 1, 2001, the Corporation had $800.0 million of notional amount of interest rate swaps which had a fair value of $7.5 million. Of the $800.0 million of swaps, $450.0 million were fair value hedges of various fixed rate deposits and borrowings and $350.0 million were cash flow hedges related to periodic future interest cash receipts on specific portions of a $1.2 billion variable rate LIBOR based loan portfolio. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in the hedged deposits and borrowings of $5.1 million as of January 1, 2001. The positive mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $2.4 million before taxes of $1.0 million as of January 1, 2001. There was no transition adjustment at January 1, 2001 that impacted net income.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" as a replacement of SFAS No. 125 effective for transactions entered into after March 31, 2001. Management does not expect adoption of SFAS No. 140 will have a material impact on the Corporation's financial statements.

Note 2. Acquisitions

    On December 29, 2000, the Corporation completed the acquisition of Reed, Conner & Birdwell, Inc. ("RCB"), an investment management firm with $1.1 billion in total client assets under management on the date of acquisition. Total consideration was valued at $15.4 million and includes equity participation notes payable to the sellers due in 2003 and 2005. This acquisition was accounted for under the purchase method of accounting and resulted in the recording of goodwill of $14.3 million.

    On February 29, 2000, the Corporation completed its acquisition of The Pacific Bank, N..A. (Pacific Bank). The Corporation paid consideration equal to $145.2 million (including the consideration for stock options), 47.0% of which was paid in the Corporation's common stock and 53.0% of which was paid in cash. The transaction was accounted under the purchase method of accounting and resulted in the recording of goodwill and core deposit intangibles of $70.9 million. Included in goodwill as purchase price adjustments were $4.3 million of accrued severance and change of control costs, of which $0.2 million remain unpaid as of December 31, 2000, $1.3 million of paid transaction related expense and $3.2 million of exit costs of which approximately $1.8 million remain unpaid as of December 31, 2000. The results of Pacific Bank's operations are included in those reported by the Company beginning March 1, 2000.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

    On August 27, 1999, the Bank completed its acquisition of American Pacific State Bank (APSB). The total price was $90.4 million in an all cash transaction. This acquisition was accounted for under the purchase method of accounting and resulted in the recording of goodwill and core deposit intangibles of $62.8 million. Included in goodwill as purchase price adjustments were $1.2 million of accrued severance costs of which $0.1 million remains unpaid, $0.5 million of paid transaction-related expenses and $1.5 million of exit costs of which $0.1 million remain unpaid as of December 31, 2000. The results of APSB's operations are included in those reported by the Company beginning on August 28, 1999.

Note 3. Securities Available-for-Sale

    The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2000
U.S. Government and Federal agency	$646,629	$2,326	$581	$648,374
Mortgage-backed	438,667	3,257	4,703	437,221
State and Municipal	158,983	1,852	696	160,139
Other debt securities	165,489	30	14,606	150,913

Total debt securities	1,409,768	7,465	20,586	1,396,647
Marketable equity securities	157,908	2,077	8,788	151,197

Total securities	$1,567,676	$9,542	$29,374	$1,547,844

December 31, 1999
U.S. Government and Federal agency	$291,407	$60	$4,921	$286,546
Mortgage-backed	368,948	66	17,763	351,251
State and Municipal	155,736	278	3,770	152,244
Other debt securities	166,772	—	15,859	150,913

Total debt securities	982,863	404	42,313	940,954
Marketable equity securities	166,150	2,617	7,629	161,138

Total securities	$1,149,013	$3,021	$49,942	$1,102,092

    Gross realized gains and losses related to the available-for-sale portfolios were $12,934,000 and $9,802,000 respectively, for the year ended December 31, 2000, $7,965,000 and $4,269,000, respectively, for the year ended December 31, 1999 and $5,299,000 and $2,227,000, respectively, for the year ended December 31, 1998.

    In accordance with regulatory requirements, included in marketable equity securities was Federal Reserve stock of $12.9 million and $8.8 million as of December 31, 2000 and December 31, 1999, respectively. Also, in accordance with the requirements of the Federal Home Loan Bank, stock in that institution in the amount of $18.3 million and $48.6 million as of December 31, 2000 and December 31, 1999, respectively, was included in marketable equity securities. Holdings of these equity securities are valued at cost.

    The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities at December 31, 2000, by contractual maturity:

Debt Available-for-Sale Securities

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total 2000		Total 1999		Total 1998
Dollars in thousands	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield
U.S. Government and
Federal agency	$364,423	6.43	$235,491	6.63	$48,460	6.38	$—	—	$648,374	6.49	$286,546	6.34	$275,145	6.11
Mortgage-backed	—	—	6,254	5.88	11,554	6.22	419,413	6.83	437,221	6.79	351,251	6.53	351,469	6.61
State and Municipal	14,847	6.75	50,645	6.82	94,145	6.76	502	7.23	160,139	6.79	152,244	6.65	123,845	6.60
Other debt securities	51	7.00	—	—	84,125	7.52	66,737	8.15	150,913	7.80	150,913	7.72	152,692	7.78

Total debt securities	$379,321	6.44	$292,390	6.65	$238,284	6.92	$486,652	7.02	$1,396,647	6.77	$940,954	6.68	$903,151	6.65

Amortized cost	$379,286		$290,087		$248,006		$492,389		$1,409,768		$982,863		$885,259

    Securities available-for-sale totaling $324.3 million were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law at December 31, 2000.

Note 4. Loans and Allowance for Credit Losses

    The following is a summary of the major categories of loans:

	December 31,
Dollars in thousands	2000	1999
Commercial
Relationship	$3,056,464	$2,333,627
Syndicated non-relationship	191,789	536,811

	3,248,253	2,870,438
Real estate mortgage	1,479,862	1,042,123
Residential first mortgage	1,273,711	1,173,334
Real estate construction	452,301	344,870
Installment	73,018	59,904

Total loans (net of unearned income and fees of $12,274 and $10,709)	$6,527,145	$5,490,669

    Syndicated non-relationship commercial loans are loans agented by others where the Company has limited direct access to the borrower and provides no other banking products or services. Relationship commercial loans are all other commercial loans where the Company has direct access to the borrower and, therefore, has the opportunity to provide the borrower with numerous other banking products or services such as cash management, international, brokerage and trust services.

    At December 31, 2000, the Company had identified $49.1 million in impaired loans included in nonaccrual loans, $3.2 million of which had an allowance for credit losses of $1.2 million allocated to them. At December 31, 1999, there was $16.6 million of impaired loans included in nonaccrual loans, none of which had an allowance for credit losses allocated to them. The allowances represent the differences between the value of the collateral supporting the loans and their outstanding balances. For 2000, 1999 and 1998, the average balances of all impaired loans were $32.0 million, $2.5 million, and $0.3 million, respectively. During 2000, 1999 and 1998, no interest income was recognized on impaired loans until the book balances of these loans were paid off.

    In the normal course of business, the Bank has loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Corporation and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to other clients with a similar credit standing. The aggregate dollar amounts of these loans were $4.1 million and $3.0 million at December 31, 2000 and 1999, respectively. During 2000, new loans and advances totaled $2.6 million and repayments totaled $1.5 million. Interest income recognized on these loans amounted to $0.2 million, $1.4 million and $1.5 million during 2000, 1999 and 1998, respectively. At December 31, 2000, none of these loans were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

    Loans past due 90 days or more and still accruing interest totaled $5.9 million, $4.0 million and $8.6 million at December 31, 2000, 1999 and 1998, respectively. Restructured loans totaled $1.6 million, $3.1 million, and $3.7 million at December 31, 2000, 1999 and 1998, respectively.

    The following is a summary of activity in the allowance for credit losses:

Dollars in thousands	2000	1999	1998
Balance, January 1	$134,077	$135,339	$137,761
Allowance of acquired institutions	9,927	3,415	2,747
Provision for credit losses	21,500	—	—
Charge-offs
Relationship loans	(23,409)	(11,435)	(15,604)
Syndicated non-relationship loans	(18,167)	(8,093)	(2,032)

	(41,576)	(19,528)	(17,636)
Recoveries	11,507	14,851	12,467

Net charge offs	(30,069)	(4,677)	(5,169)

Balance, December 31	$135,435	$134,077	$135,339

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Loans and Allowance for Credit Losses (Continued)

    The following is a summary of nonperforming loans and related interest foregone:

	December 31,
Dollars in thousands	2000	1999	1998
Nonaccrual loans
Relationship loans	$38,974	$25,288	$23,138
Syndicated non-relationship loans	23,012	—	—

	$61,986	$25,288	$23,138

Contractual interest due	$10,206	$3,814	$3,967
Interest recognized	5,749	3,692	1,973

Net interest foregone	$4,457	$122	$1,994

    The Corporation has pledged $880.2 million of eligible residential first mortgages as collateral for its borrowing facility at the Federal Home Loan Bank of San Francisco.

Note 5. Premises and Equipment

    The following is a summary of data for the major categories of premises and equipment:

Dollars in thousands	Cost	Accumulated Depreciation And Amortization	Carrying Value
December 31, 2000
Premises, including land of $3,587	$56,389	$26,911	$29,478
Furniture, fixtures and equipment	72,667	49,015	23,652
Software	18,407	8,527	9,880

Total	$147,463	$84,453	$63,010

December 31, 1999
Premises, including land of $5,433	$58,348	$27,861	$30,487
Furniture, fixtures and equipment	62,839	40,611	22,228
Software	14,393	4,662	9,731

Total	$135,580	$73,134	$62,446

    Depreciation and amortization expense was $13.0 million in 2000, $11.2 million in 1999 and $8.8 million in 1998. Net rental payments on operating leases included in net occupancy of premises in the consolidated statement of income and comprehensive income were $15.4 million in 2000, $12.0 million in 1999, and $8.4 million in 1998.

    The future net minimum rental commitments were as follows at December 31, 2000:

Dollars in thousands	Net Minimum Rental Commitments
2001	$18,384
2002	16,945
2003	14,614
2004	12,268
2005	10,660
Thereafter	29,788

$102,659

    A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. The Bank paid $1.4 million in 2000, $1.2 million in 1999 and $1.1 million in 1998 for rent and operating expense pass throughs to a real estate partnership in which the Bank owns a 32% interest, and Mr. Bram Goldsmith, Chairman of the Board of the Corporation, indirectly owns a 14% interest.

    The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations in acquisitions have been adjusted to current market values through purchase accounting adjustments. The allowance thus created will be accreted over the terms of the leases and reduce the total expense recognized by the Company in its operating expenses. At December 31, 2000, the Company is contractually entitled to receive minimum future rentals of $2.6 million under non-cancelable sub-leases.

Note 6. Income Taxes

    Income taxes (benefits) in the consolidated statement of income and comprehensive income includes the following amounts:

Dollars in thousands	Current	Deferred	Total
2000
Federal	$51,760	$6,060	$57,820
State	12,550	(2,300)	10,250

Total	$64,310	$3,760	$68,070

1999
Federal	$46,649	$(1,633)	$45,016
State	14,857	(566)	14,291

Total	$61,506	$(2,199)	$59,307

1998
Federal	$36,594	$2,544	$39,138
State	5,346	9,312	14,658

Total	$41,940	$11,856	$53,796

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below.

Net deferred tax assets

	December, 31
Dollars in thousands	2000	1999
Deferred tax assets:
Allowance for credit losses	$44,948	$44,461
Net operating loss carryforwards	13,054	13,643
Accrued expenses	8,076	6,307
State income taxes	6,506	8,874
Purchase accounting fair value adjustment	—	2,940
Unrealized losses on avaliable for-sale securities	8,338	19,700
Other	1,935	1,224

Total gross deferred tax assets	82,857	97,149
Valuation allowance	—	(5,297)

	82,857	91,852

Deferred tax liabilities:
Core deposit and other intangibles	8,523	7,943
Leveraged leases	2,262	3,105
Deferred loan origination costs	1,512	1,766
Other	4,574	3,197

Total gross deferred tax liabilities	16,871	16,011

Net deferred tax assets	$65,986	$75,841

    Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

	Percent of Pretax Income (Loss)
	2000	1999	1998
Statutory rate	35.0%	35.0%	35.0%
Net state income tax	3.3	5.6	6.3
Amortization of goodwill	1.8	0.9	0.8
Tax exempt income	(3.5)	(3.7)	(3.9)
Affordable housing investments	(1.7)	(1.8)	(1.1)
All other net	(0.8)	(0.6)	(1.2)

Effective tax provision	34.1%	35.4%	35.9%

    The tax benefit of deductible temporary differences and net operating loss carry forwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carry forwards to be "more likely than not." The realization of tax benefits of deductible temporary differences and carry forwards depends on whether the Company has sufficient taxable income within the carry back and carry forward period permitted by the tax law to allow for utilization of the deductible amounts. As of any period end, the amount of the deferred tax asset that is considered realizable could be reduced if estimates of future taxable income are reduced.

    The Company's current tax receivable for refunds was $1.3 million at December 31, 2000 and $4.2 million at December 31, 1999.

    At December 31, 2000, federal net operating loss carry forwards acquired in the First Los Angeles Bank acquisition totaled $34.1 million, of which $8.9 million will expire in 2009 and $25.2 million will expire in 2010. During 2000, the Company reversed its remaining valuation allowances of approximately $5.3 million including approximately $3.0 million which arose from the acquisition of First Los Angeles Bank.

Note 7. Retirement Plan

    The Corporation has a profit sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Contributions are made on an annual basis into a trust fund and are allocated to the participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income. For 2000, 1999 and 1998, the Company recorded total contributions expense of $11.0 million, $9.1 million and $8.1 million, respectively.

    Eligible employees may contribute up to 15% of their salary, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matched 50% of the first six percent of covered compensation. For 2000, 1999, and 1998, the Company's matching contribution included in the total contribution above was $1.8 million, $1.7 million and $1.4 million, respectively.

    The Company does not provide for any post retirement employee benefits beyond the profit sharing retirement plan.

Note 8. Stock Option Plans

    Under the City National Corporation 1999 Omnibus Plan (the "1999 Omnibus Plan"), 1,617,288 shares of the Corporation's common stock that were reserved for grant of stock options were available to be granted as of December 31, 2000. Under the 1995 Omnibus Plan, 350,611 shares of the Corporation's common stock that were reserved for grant of stock options were available to be granted as of December 31, 2000. The Corporation's 1983 Stock Option Plan and 1985 Stock Option Plan have expired but options granted thereunder remain outstanding. Grants to employees are at prices at least equal to the market price of the Corporation's common stock on the effective date of the grant. Generally, in each succeeding year following the date of grant, 25% of the options become exercisable. After ten years from grant, all unexercised options will expire.

    The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $11.36, $14.59 and $15.55 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000-expected dividend yield of 2.00%, volatility of 34.8%, risk-free interest rate of 6.37% and expected life of 7.5 years; 1999-expected dividend yield of 2.00%, volatility of 37.1%, risk-free interest rate of 5.20% and an expected life of 7.5 years; 1998-expected dividend yield of 2.00%, volatility of 33.6%, risk-free interest rate of 5.58%, and an expected life of 7.5 years.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Stock Option Plans (Continued)

    The Company applies APB Opinion No. 25 in accounting for the plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the proforma amounts indicated below:

Dollars in thousands, except per share amounts	2000	1999	1998
Net income, as reported	$131,660	$108,107	$96,228
Proforma net income	125,078	101,686	90,689
Net income per share, basic, as reported	2.79	2.37	2.08
Proforma net income per share, basic	2.65	2.23	1.96
Net income per share, diluted, as reported	2.72	2.30	2.00
Proforma net income per share, diluted	2.58	2.17	1.88

    Proforma net income reflects only options granted in 2000, 1999, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented above because compensation cost is reflected over the options' vesting period of generally four years and compensation cost for options granted prior to January 1, 1996 is not considered.

    Following is a summary of the transactions under the stock option plans described above:

	2000		1999		1998
Shares in thousands	Number of shares	Weighted Average Option price	Number of shares	Weighted Average Option price	Number of shares	Weighted Average Option price
Options outstanding, January 1	4,097	$26.54	3,849	$22.07	3,689	$14.57
Granted	1,151	27.99	965	36.51	1,300	35.68
Converted for acquisitions	—	—	—	—	12	9.83
Exercised	(422)	16.73	(632)	12.97	(1,061)	11.61
Canceled or expired	(197)	31.81	(85)	32.02	(91)	23.40

Options outstanding, December 31	4,629	$27.52	4,097	$26.54	3,849	$22.07

Exercisable	2,405		1,978		1,851

    During 2000, the Corporation issued 171,362 treasury shares and 250,787 newly issued shares in connection with the exercise of stock options. In 1999, the Corporation issued 632,065 treasury shares in connection with the exercise of stock options. In 1998, the Corporation issued 1,008,079 treasury shares and 53,342 newly issued shares in connection with the exercise of stock options.

    Information concerning currently outstanding and exercisable options at December 31, 2000 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Life (Yrs)
Shares in thousands	Number Outstanding		Weighted Average Outstanding Price	Number Exercisable	Weighted Average Exercise Price
Options issued at prices less than $12.00 per share	419	3.36	$9.23	419	$9.23
Options issued at prices between $12.00 and $13.99 per share	596	4.90	13.41	596	13.41
Options issued at prices between $14.00 and $29.99 per share	1,486	8.11	26.02	394	24.03
Options issued at prices between $30.00 and $40.00 per share	2,128	7.86	36.12	996	35.42

	4,629			2,405

    At December 31, 2000, nonstatutory and incentive stock options covering 1,208,512 and 1,196,405 shares, respectively, of the Corporation's common stock were exercisable under the plans. At December 31, 2000, 1,967,899 shares were available for future grants.

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

Note 9. Borrowed Funds

    Following is a summary of borrowed funds of the Company excluding overnight federal funds purchased and securities sold under agreements to repurchase.

	December 31,
Dollars in thousands	2000	1999
Other short-term borrowings:
Term federal funds purchased	$150,000	$200,000
Treasury, tax and loan note	125	21,724
Federal Home Loan Bank advances	150,000	265,000
Other Borrowing—Revolving Line of Credit	15,000	10,000

Total	$315,125	$496,724

Subordinated debt	$123,641	$123,453

Long-term debt:
Federal Home Loan Bank advances	$205,000	$180,000
Equity participation notes	3,417	—

Total	$208,417	$180,000

    Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities of greater than one year. The maximum amount of other short-term borrowings at any month end was $1,004.8 million, $621.4 million and $483.1 million in 2000, 1999 and 1998, respectively. In 1999, the Corporation established a $20.0 million revolving unsecured line of credit with another bank which was reduced to $15.0 million in 2000. As of December 31, 2000, the total short-term funds borrowed on this facility was $15.0 million.

    Details regarding federal funds purchased and securities sold under repurchase agreements as well as other short-term borrowings follows.

	2000			1999			1998
Dollars in thousands	Balances at year-end	Average balance	Average rate	Balances at year-end	Average balance	Average rate	Balances at year-end	Average balance	Average rate
Federal funds purchased and securities sold under repurchase agreements	$139,841	$264,013	6.16%	$95,487	$232,350	4.74%	$276,311	$209,982	5.15%
Other short-term borrowings	315,125	752,751	6.51%	496,724	472,341	5.26%	317,001	280,188	5.57%

    The maximum amount of securities sold under agreements to repurchase outstanding at any month end was $22.2 million, $74.2 million and $47.2 million in 2000, 1999 and 1998, respectively. The average amount of securities sold under agreements to repurchase was $12.2 million, $19.9 million and $17.5 million during 2000, 1999 and 1998, respectively. The securities underlying the agreements to repurchase remain under the Company's control.

    On January 12, 1998, the Bank issued $125.0 million of 6 3/8% Subordinated Notes, due in 2008, in a private offering. These Subordinated Notes qualify as Tier II capital. The carrying value of the Subordinated Notes is net of discount and issuance costs which are being amortized to interest expense to yield an effective interest rate of 6.62%.

    Long-term Federal Home Loan Bank (the FHLB) advances outstanding as of December 31, 2000 (in thousands of dollars) mature as follows:

Borrowings	Maturity	Interest Rate
$50,000	2002	5.63%
50,000	2002	6.37
50,000	2002	6.66
25,000	2002	5.99
15,000	2002	5.14
15,000	2004	5.24

$205,000

    The Bank had $393.1 million and $267.5 million of unused borrowing capacity from the FHLB at December 31, 2000 and 1999, respectively.

    The equity participation notes arose from the acquisition of RCB and mature on December 31, 2003 and December 31, 2005. The notes accrue interest equal to 20% of the Operating Income of RCB through December 31, 2003 and 10% of the Operating Income of RCB for 2004 and 2005 as defined in the notes.

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

    Historically, the majority of the funds for the payment of dividends by the Corporation have been obtained from the Bank. Under federal banking law, dividends declared by national banks in any calendar year may not, without the approval of the Office of the Comptroller of the Currency (OCC), exceed net profits (as defined), for that year combined with its retained net income for the preceding two calendar years. At December 31, 2000, the Bank could have declared dividends of $56.8 million without the approval of the OCC.

    Federal banking law also prohibits the Corporation from borrowing from the Bank on less than a fully secured basis. At December 31, 2000 and 1999, the Corporation had borrowed from the Bank $26.9 million and $19.0 million, respectively, all of which was appropriately secured in compliance with regulatory requirements.

    Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Corporation. During 2000 and 1999, reserve balances averaged approximately $28.5 million and $6.5 million, respectively.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2000, the Corporation and the Bank meet all capital adequacy requirements to which either is subject.

    As of December 31, 2000, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Corporation's actual amounts and ratios are presented in the table:

	Actual		For Capital Adequacy Purposes
Dollars in thousands	Amount	Ratio	Amount	Ratio
As of December 2000
Total capital
(to risk weighted assets)	$768.9	10.85%	$567.1	>8.0%
Tier 1 capital
(to risk weighted assets)	555.5	7.84%	283.5	>4.0%
Tier 1 capital
(to average assets)	555.5	6.49%	342.2	>4.0%
As of December 1999
Total capital
(to risk weighted assets)	$671.1	11.21%	$478.7	>8.0%
Tier 1 capital
(to risk weighted assets)	471.3	7.88%	239.4	>4.0%
Tier 1 capital
(to average assets)	471.3	6.73%	280.3	>4.0%

    The Bank's actual amounts and ratios are presented in the table:

	Actual		For Capital Adequacy Purposes
Dollars in thousands	Amount	Ratio	Amount	Ratio
As of December 2000
Total capital
(to risk weighted assets)	$745.7	10.57%	$564.2	>8.0%
Tier 1 capital
(to risk weighted assets)	532.6	7.55%	282.1	>4.0%
Tier 1 capital
(to average assets)	532.6	6.23%	341.7	>4.0%
As of December 1999
Total capital
(to risk weighted assets)	$639.9	10.75%	$476.1	>8.0%
Tier 1 capital
(to risk weighted assets)	440.6	7.40%	238.1	>4.0%
Tier 1 capital
(to average assets)	440.6	6.30%	279.5	>4.0%

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Commitments and Contingencies

    In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, letters of credit, and financial guarantees; and to invest in venture capital funds. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheet.

    Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

    Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each client's creditworthiness on a case by case basis.

    The Company had outstanding loan commitments aggregating $2,325.1 million and $2,294.0 million at December 31, 2000 and 1999, respectively compared to outstanding loan balances of $6,527.1 million and $5,490.7 million, respectively. In addition, the Company had $240.4 million and $168.3 million outstanding in bankers' acceptances and letters of credit of which $178.2 million and $141.2 million relate to standby letters of credit at December 31, 2000 and 1999, respectively. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

    The Company had venture capital fund commitments of $3.3 million at December 31, 2000 of which $0.3 million were funded. There were no commitments at December 31, 1999.

    The Corporation or its subsidiaries are defendants in various pending lawsuits claiming substantial amounts. Based upon present knowledge, management including in-house counsel is of the opinion that the final outcome of such lawsuits will not have a material adverse effect on the Company.

Note 12. Disclosure about Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks and Federal funds sold (Cash and Cash Equivalents)

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

Loan receivables

    For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using dealer quotes, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded that the allowance for credit losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 2000 and 1999.

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

Commitments to venture capital funds

    The fair value of commitments to venture capital fund is based on the estimated cost to terminate them or otherwise settle the obligation.

Derivatives

    The fair value of exchange traded derivatives is based on quoted market prices or dealer quotes. The fair value of non-exchange traded derivatives consists of net unrealized gains or losses, accrued interest receivable or payable and any premiums paid or received.

    The estimated fair values of financial instruments of the Company are as follows:

	December 31, 2000				December 31, 1999
Dollars in millions	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial Assets:
Cash and due from banks	$386.8		$386.8		$233.2		$233.2
Federal funds sold	165.0		165.0		57.0		57.0
Securities available-for-sale	1,547.8		1,547.8		1,102.1		1,102.1
Trading account assets	46.1		46.1		27.7		27.7
Loans, net of allowance for credit losses	6,391.7		6,391.8		5,356.6		5,428.2
Financial Liabilities
Deposits	$7,408.7		$7,410.3		$5,669.4		$5,666.3
Federal funds purchased and securities sold under resale agreements	139.8		139.8		95.5		95.5
Other short-term borrowings	315.1		315.1		496.7		496.7
Subordinated and long-term debt	332.1		335.1		303.5		290.8
Commitments to extend credit	(15.0)		(15.0)		(14.8)		(14.8)
Commitments to venture capital funds	—		3.0		—		—
Derivative contracts	800.0	(1)	7.5	(2)	965.0	(1)	(10.0	) (2)

(1)
Notional Amount

(2)
Estimated net gains (losses) to settle derivative contracts as of respective period ends

Note 13. Parent Corporation Only Condensed Financial Statements

    Condensed parent Corporation financial statements, which include transactions with subsidiaries, follow:

CONDENSED BALANCE SHEET

	December 31,
Dollars in thousands	2000	1999
Assets
Cash	$560	$3,993
Securities available-for-sale	60,748	50,913
Other assets	1,737	440
Investment in City National Bank	706,549	541,251
Investment in non-bank subsidiaries	16,352	4,483

Total assets	$785,946	$601,080

Liabilities
Notes payable to City National Bank	$26,896	$19,000
Note payable to other banks	15,000	10,000
Other liabilities	402	434

Total liabilities	42,298	29,434
Shareholders' equity	743,648	571,646

Total liabilities and shareholders' equity	$785,946	$601,080

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Parent Corporation Only Condensed Financial Statements (Continued)

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	For the year ended December 31,
Dollars in thousands	2000	1999	1998
Income
Dividends from Bank and non-bank subsidiaries	$120,558	$59,044	$42,238
Interest and dividend income	2,220	1,296	5,378
Gain on sale of securities	3,079	3,509	2,142

Total income	125,857	63,849	49,758

Interest on notes payable to Bank and non-affiliates	3,055	767	2,217
Other expenses	746	634	661

Total expenses	3,801	1,401	2,878

Income before taxes and equity in undistributed income of Bank and non-bank subsidiaries	122,056	62,448	46,880
Income taxes (benefit)	(31)	1,127	490

Income before equity in undistributed income of Bank and non-bank subsidiaries	122,087	61,321	46,390
Equity in undistributed income of Bank and non-bank subsidiaries	9,573	46,786	49,838

Net income	131,660	108,107	96,228
Other comprehensive income (loss)	15,700	(40,094)	7,552

Comprehensive income	$147,360	$68,013	$103,780

CONDENSED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands	2000	1999	1998
Cash Flows From Operating Activities
Net income	$131,660	$108,107	$96,228
Adjustments to net income:
Equity in undistributed income of Bank and non-bank subsidiaries	(9,573)	(46,786)	(49,838)
Other, net	2,068	(131)	4,040

Net cash provided by operating activites	124,155	61,190	50,430

Cash Flows From Investing Activities
Maturities of securities available-for-sale	—	—	30,766
Purchase of securities available-for-sale	(38,462)	(44,447)	(22,938)
Sales of securities available-for-sale	25,513	24,685	61,549
Investment in subsidiaries	(72,564)	—	(16,415)
Other, net	—	1,535	2,047

Net cash from (used by) investing activities	(85,513)	(18,227)	55,009

Cash Flows For Financing Activities
Cash dividends paid	(32,846)	(30,172)	(26,042)
(Repayments to) borrowings from City National Bank	7,896	5,865	(31,880)
Other short-term borrowings	5,000	10,000	—
Repurchase of treasury shares	(29,411)	(39,001)	(59,768)
Stock options exercised	7,286	8,193	12,321

Net cash used for financing activities	(42,075)	(45,115)	(105,369)

Net increase (decrease) in cash and cash equivalents	(3,433)	(2,152)	70
Cash and cash equivalents at beginning of year	3,993	6,145	6,075

Cash and cash equivalents at end of year	$560	$3,993	$6,145

Note 14. Derivative Financial Instruments

    The following table presents the notional amount and fair value of interest rate risk management instruments:

	December 31,
	2000		1999
Dollars in millions	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed/pay variable	$800.0	$7.5	$965.0	$(10.0)

    Interest rate swap agreements involve the exchange of fixed- and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest rate risk management instruments had $7.5 million of credit risk exposure at December 31, 2000 and no credit exposure as of December 31, 1999. The credit exposure represents the cost to replace, on a present value basis and at current market rates for all profitable contracts outstanding at year end. The Company's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain thresholds are exceeded. As of December 31, 2000, the Company had no securities deposited with swap counterparties as collateral.

    The periodic net settlement of interest rate risk management instruments is recorded as an adjustment to net interest income. These interest rate risk management instruments (decreased) increased net interest income by ($2.8) million, $2.7 million and $1.7 million for 2000, 1999 and 1998, respectively.

Note 15. Net Income Per Common Share

    Basic and diluted net income per common share calculations follow:

	For the year ended December 31,
In thousands, except per share amounts	2000	1999	1998
Basic
Net income	$131,660	$108,107	$96,228

Average common shares outstanding	47,536	46,885	46,866
Average treasury shares outstanding	358	1,202	509

Net average common shares outstanding	47,178	45,683	46,357

Basic earnings per share	$2.79	$2.37	$2.08

Diluted
Net income	$131,660	$108,107	$96,228

Average common shares outstanding	47,536	46,885	46,866
Average treasury shares outstanding	358	1,202	509

Net average common shares outstanding	47,178	45,683	46,357
Stock option dilution adjustment	1,215	1,255	1,784

Shares outstanding and equivalents	48,393	46,938	48,141

Diluted earnings per share	$2.72	$2.30	$2.00

    Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period.

    Diluted net income per common share takes into consideration the dilution assuming the Corporation's outstanding stock options were converted or exercised into common shares. The average price of the Corporation's common stock for the period is used to determine the dilutive effect of outstanding stock options utilizing the treasury stock method.

QuickLinks

Documents Incorporated by Reference
Part I
PART II
PART III
PART IV
SIGNATURES
FINANCIAL HIGHLIGHTS
SELECTED FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Changes in Net Interest Income
Net Interest Income Summary
Analysis of Changes in Noninterest Income
Analysis of Changes in Noninterest Expense
Interest-Sensitive Financial Instrument Maturities December 31, 2000
Interest-Sensitive Financial Instrument Maturities December 31, 1999
Interest Rate Swap Maturities and Average Rates December 31, 2000
Interest Rate Swap Maturities and Average Rates December 31, 1999
Securities Available-for-Sale
Debt Available-for-Sale Securities
Loan Portfolio
Relationship Commercial Loans By Industry
Real Estate Mortgage Loans by Collateral Type
Real Estate Construction Loans by Collateral Type
Maximum LTV Ratios
Loan Maturities
Allowance for Credit Losses
Allocation of Allowance for Credit Losses
Nonaccrual, Past Due, and Restructured Loans
Changes in Nonaccrual Loans
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
2000 Quarterly Operating Results
1999 Quarterly Operating Results
Management's Responsibility for Financial Statements
INDEPENDENT AUDITORS' REPORT
CITY NATIONAL CORPORATION CONSOLIDATED BALANCE SHEET
CITY NATIONAL CORPORATION CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
CITY NATIONAL CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS
CITY NATIONAL CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
CITY NATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Available-for-Sale Securities
Net deferred tax assets
CONDENSED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
CONDENSED STATEMENT OF CASH FLOWS