Form 10-Q
period 2001-03-31
CITY NATIONAL CORP
filed 2001-05-15
CIK 201461

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-10521

CITY NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2568550 (I.R.S. Employer Identification No.)

City National Center
400 North Roxbury Drive, Beverly Hills, California 90210
(Address of principal executive offices)   (Zip Code)

(310) 888-6000
Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of common stock outstanding at April 30, 2001: 47,722,755

PART 1—FINANCIAL INFORMATON

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

Dollars in thousands, except per share amounts	March 31, 2001	December 31, 2000	March 31, 2000
Assets
Cash and due from banks	$423,366	$386,814	$381,763
Federal funds sold	—	165,000	285,000
Securities available-for-sale (cost $1,549,328; $1,567,676 and $1,188,488 at March 31, 2001, December 31, 2000 and March 31, 2000, respectively)	1,550,682	1,547,844	1,142,412
Trading account securities	17,052	46,078	54,119
Loans	6,505,090	6,527,145	6,164,016
Less allowance for credit losses	134,727	135,435	140,450

Net loans	6,370,363	6,391,710	6,023,566
Premises and equipment, net	62,547	63,010	63,094
Customers' acceptance liability	8,037	14,736	13,286
Deferred tax asset	50,389	65,986	68,777
Goodwill	168,341	171,559	164,420
Core deposit intangibles	22,744	24,148	28,362
Bank owned life insurance	53,559	52,820	50,830
Affordable housing investments	56,962	58,585	47,810
Other assets	149,761	108,379	100,066

Total assets	$8,933,803	$9,096,669	$8,423,505

Liabilities
Demand deposits	$2,956,454	$3,276,203	$2,705,431
Interest checking deposits	568,177	619,332	541,976
Money market deposits	1,294,558	1,344,244	1,436,409
Savings deposits	250,900	244,707	238,283
Time deposits-under $100,000	248,176	247,797	294,731
Time deposits-$100,000 and over	1,552,552	1,676,387	1,160,630

Total deposits	6,870,817	7,408,670	6,377,460
Federal funds purchased and securities sold under repurchase agreements	230,844	139,841	231,404
Other short-term borrowings	663,125	315,125	829,549
Subordinated debt	130,879	123,641	123,500
Long-term debt	144,177	208,417	130,000
Other liabilities	101,141	142,591	70,854
Acceptances outstanding	8,037	14,736	13,286

Total liabilities	8,149,020	8,353,021	7,776,053

Commitments and Contingencies
Shareholders' Equity
Preferred Stock authorized—5,000,000: none outstanding	—	—	—
Common Stock—par value—$1.00; authorized—75,000,000; Issued—47,785,345; 47,785,345; and 47,535,224 shares at March 31, 2001, December 31, 2000 and March 31, 2000, respectively	47,785	47,785	47,535
Additional paid-in capital	290,618	292,358	284,512
Accumulated other comprehensive income (loss)	5,329	(11,493)	(26,704)
Retained earnings	444,807	420,024	344,302
Treasury shares, at cost—111,175; 155,355 and 81,473 shares at March 31, 2001, December 31, 2000 and March 31, 2000, respectively	(3,756)	(5,026)	(2,193)

Total shareholders' equity	784,783	743,648	647,452

Total liabilities and shareholders' equity	$8,933,803	$9,096,669	$8,423,505

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
In thousands, except per share amounts
	2001	2000
Interest Income
Loans	$138,844	$121,964
Federal funds sold and securities purchased under resale agreements	603	788
Securities available-for-sale	24,016	18,346
Trading account	729	969

Total interest income	164,192	142,067

Interest Expense
Deposits	41,902	30,749
Federal funds purchased and securities sold under repurchase agreements	5,236	4,036
Other short-term borrowings	7,625	10,889
Subordinated debt	1,759	1,888
Other long-term debt	2,753	2,258

Total interest expense	59,275	49,820

Net interest income	104,917	92,247
Provision for Credit Losses	7,500	—

Net interest income after provision for credit losses	97,417	92,247

Noninterest Income
Trust fees and investment fee revenue	13,673	10,957
Cash management and deposit transaction charges	6,548	5,557
International services	3,559	3,308
Bank owned life insurance	724	621
Gain on sale of assets	757	5
Gain on sale of securities	977	223
Other	5,023	3,572

Total noninterest income	31,261	24,243

Noninterest Expense
Salaries and other employee benefits	42,774	38,851
Net occupancy of premises	6,344	4,805
Professional	5,764	5,385
Amortization of goodwill	3,206	2,258
Amortization of core deposit intangibles	1,405	1,231
Information services	3,829	3,587
Depreciation	3,337	3,040
Marketing and advertising	2,581	2,703
Office services	2,210	2,066
Equipment	496	465
Acquisition integration	—	1,309
Other operating	4,658	3,385

Total noninterest expense	76,604	69,085

Income before income taxes	52,074	47,405
Income taxes	18,483	16,397

Net income	33,591	31,008

Other comprehensive income
Unrealized gain on securities available-for-sale	21,778	870
Initial gain on cash flow hedges upon change in accounting principle	2,404	—
Additional unrealized gain on cash flow hedges	5,282	—
Less: reclassification adjustment for gain (loss) included in net income	(590)	(27)
Income taxes	12,052	354

Other comprehensive income	16,822	489

Comprehensive income	$50,413	$31,497

Net income per share, basic	$0.70	$0.68

Net income per share, diluted	$0.69	$0.66

Shares used to compute income per share, basic	47,683	45,903

Shares used to compute income per share, diluted	48,835	46,896

Dividends per share	$0.185	$0.175

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
Dollars in thousands
	2001	2000
Cash Flows From Operating Activities
Net income	$33,591	$31,008
Adjustments to net income:
Provision for credit losses	7,500	—
Amortization of goodwill and core deposit intangibles	4,611	3,489
Depreciation	3,337	3,040
Deferred income tax	3,545	6,710
Gain on sales of ORE	(12)	(50)
Gain on sales of assets and securities	(1,734)	(228)
Net increase in other assets	(66,557)	(30,321)
Net (increase) decrease in trading securities	29,026	(26,405)
Other, net	13,450	17,696

Net cash provided by operating activities	26,757	4,939

Cash Flows From Investing Activities
Purchase of securities	(458,430)	(62,427)
Sales of securities available-for-sale	180,791	124,842
Maturities of securities	298,166	19,424
Purchase of residential mortgage loans	(12,084)	(25,280)
Sales of loans	51,844	—
Loan originations net of principal collections	(38,060)	(165,660)
Proceeds from sales of ORE	10	975
Purchase of premises and equipment	(3,801)	(3,043)
Net cash from acquisitions	—	78,715
Other, net	3	13

Net cash provided (used) by investing activities	18,439	(32,441)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(537,853)	6,358
Proceeds from issuance of other long-term debt	—	50,000
Net increase in federal funds purchased and securities sold under repurchase agreements	91,003	135,917
Net increase in short-term borrowings, net of transfers from long-term debt	283,000	257,810
Repayment of long-term debt	—	(25,000)
Proceeds from exercise of stock options	2,081	1,121
Stock repurchases	(3,067)	(14,203)
Cash dividends paid	(8,808)	(7,916)

Net cash provided (used) by financing activities	(173,644)	404,087

Net increase (decrease) in cash and cash equivalents	(128,448)	376,585
Cash and cash equivalents at beginning of year	551,814	290,178

Cash and cash equivalents at end of period	$423,366	$666,763

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$61,639	$55,687
Income taxes	38,500	621
Non-cash investing activities:
Transfer from long-term debt to short-term borrowings	65,000	75,000

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	For the three months ended March 31,
Dollars in thousands
	2001	2000
Common Stock
Balance, beginning of period	$47,785	$46,885
Stock issued for acquisitions	—	650

Balance, end of period	47,785	47,535

Additional paid-in capital
Balance, beginning of period	292,358	276,464
Tax benefit from stock options	516	127
Excess of cost of treasury shares reissued over stock option exercise amounts	(2,256)	(1,228)
Excess of market value of shares issued for acquisitions over historical cost	—	9,149

Balance, end of period	290,618	284,512

Accumulated other comprehensive income
Balance, beginning of period	(11,493)	(27,193)
Other comprehensive income net of income taxes	16,822	489

Balance, end of period	5,329	(26,704)

Retained earnings
Balance, beginning of period	420,024	321,210
Net income	33,591	31,008
Dividends paid	(8,808)	(7,916)

Balance, end of period	444,807	344,302

Treasury shares
Balance, beginning of period	(5,026)	(45,720)
Purchase of shares	(3,067)	(14,203)
Issuance of shares for acquisitions	—	55,381
Issuance of shares for stock options	4,337	2,349

Balance, end of period	(3,756)	(2,193)

Total shareholders' equity	$784,783	$647,452

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

2.
The results of operations reflect the interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

3.
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

4.
Trading account securities are stated at market value. Investments not classified as trading securities are classified as securities available-for-sale and recorded at fair value. Unrealized holding gains or losses for securities available-for-sale, net of taxes are excluded from net income and are reported as other comprehensive income included as a separate component of shareholders' equity.

5.
Certain prior periods' data have been reclassified to conform to current period presentation.

6.
On December 29, 2000, the Corporation completed the acquisition of Reed, Conner & Birdwell, Inc. ("RCB"), an investment management firm with $1.1 billion in total client assets under management on the date of acquisition. Total consideration was valued at $15.4 million and includes equity participation notes payable to the sellers due in 2003 and 2005. This acquisition was accounted for under the purchase method of accounting and resulted in the recording of goodwill of $14.6 million.

7.
On February 29, 2000, the Corporation acquired The Pacific Bank, N.A. ("Pacific Bank"). In that transaction, Pacific Bank merged into the Bank and the Corporation paid consideration equal to $145.2 million (including the consideration for stock options), 47.0% of which was paid in the Corporation's common stock and 53.0% of which was paid in cash. The transaction was accounted for as a purchase. Pacific Bank had total assets, loans, and deposits of $782.0 million, $488.0 million, and $702.0 million, respectively, at the date of acquisition. The acquisition of Pacific Bank resulted in the recording of goodwill and intangibles of approximately $69.3 million. Included in goodwill as purchase price adjustments were $4.3 million of accrued severance and change of control costs, of which $0.2 million remain unpaid as of March 31, 2001, $1.3 million of paid transaction-related expenses and $3.2 million of exit costs of which approximately $1.8 million remain unpaid as of March 31, 2001. Results reflect the operations of Pacific Bank from February 29, 2000, the date of acquisition.

8.
Reserves established as a purchase price adjustment for the August 27, 1999 acquisition of American Pacific State Bank ("APSB") of $0.1 million for severance accruals and $0.1 million for exit costs remain as of March 31, 2001.

9.
Under the October 26, 2000 stock buyback program of one million shares, 291,700 shares, including 90,100 shares in the first quarter of 2001, have been repurchased at an average price of $33.02 per share. The shares purchased under the buyback program will be reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. Treasury shares at March 31, 2001 totaled 111,175 shares.

10.
The Company uses interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed rate deposits and borrowings and 2) to certain cash flows related to future interest payments on variable rate loans. As of January 1, 2001, the Company had $800.0 million of notional amount of interest rate swaps which had a fair value of $7.5 million. Of the $800.0 million of interest rate swaps, $450.0 million were fair value hedges of various fixed rate deposits and borrowings and $350.0 million were cash flow hedges related to periodic future interest payments on specific portions of a $1.2 billion variable rate LIBOR based loan portfolio. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in the hedged deposits and borrowings of $5.1 million as of January 1, 2001. The positive mark-to market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $2.4 million, before taxes of $1.0 million as of January 1, 2001. As of March 31, 2001, the Company had $1,065.0 million of interest rate swaps, of which $415.0 million were fair value hedges and $650.0 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $10.5 million. The positive mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $7.7 million, before taxes of $3.3 million. There was no transition adjustment at January 1, 2001 or any ineffectiveness gain or loss that impacted net income for the first quarter of 2001. Amounts to be paid or received on the interest rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $146,000 that were reclassified into net interest income during the quarter ended March 31, 2001. Of the $7.7 million of comprehensive income, $5.9 million is expected to be reclassified into net interest income within the next 12 months.

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

(Unaudited)

	At or for the three months ended			Percentage change March 31, 2001 from
Dollars in thousands, except per share amounts	March 31, 2001	December 31, 2000	March 31, 2000	December 31, 2000	March 31, 2000
For The Quarter
Net income	$33,591	$33,046	$31,008	2%	8%
Net income per common share, basic	0.70	0.70	0.68	0	3
Net income per common share, diluted	0.69	0.68	0.66	1	5
Dividends, per common share	0.185	0.175	0.175	6	6
Cash net income	37,532	36,814	33,900	2	11
Cash net income per common share, basic	0.79	0.78	0.74	1	7
Cash net income per common share, diluted	0.77	0.76	0.72	1	7
At Quarter End
Assets	$8,933,803	$9,096,669	$8,423,505	(2)	6
Deposits	6,870,817	7,408,670	6,377,460	(7)	8
Loans	6,505,090	6,527,145	6,164,016	(0)	6
Securities	1,567,734	1,593,922	1,196,531	(2)	31
Shareholders' equity	784,783	743,648	647,452	6	21
Book value per share	16.46	15.61	13.64	5	21
Average Balances
Assets	$8,920,281	$8,752,031	$7,661,611	2	16
Deposits	6,786,666	6,876,279	5,676,364	(1)	20
Loans	6,521,714	6,438,442	5,740,343	1	14
Securities	1,557,039	1,513,242	1,208,883	3	29
Shareholders' equity	764,712	718,707	598,166	6	28
Selected Ratios
Return on average assets	1.53%	1.50%	1.63%	2	(6)
Return on average shareholders' equity	17.81	18.29	20.85	(3)	(15)
Tier 1 leverage	6.71	6.49	6.46	3	4
Tier 1 risk-based capital	8.33	7.84	7.21	6	16
Total risk-based capital	11.35	10.85	10.32	5	10
Dividend payout ratio, per share	26.22	25.14	25.53	4	3
Net interest margin	5.40	5.41	5.47	(0)	(1)
Efficiency ratio	55.32	54.56	57.82	1	(4)
Cash return on average assets	1.74	1.71	1.81	2	(4)
Cash return on average shareholders' equity	26.21	26.75	28.31	(2)	(7)
Cash efficiency ratio	52.01	51.36	54.90	1	(5)
Asset Quality Ratios
Nonaccrual loans to total loans	0.81%	0.95%	0.52%	(15)	56
Nonaccrual loans and ORE to toal loans and ORE	0.83	0.96	0.53	(14)	57
Allowance for credit losses to total loans	2.07	2.07	2.28	—	(9)
Allowance for credit losses to non accrual loans	255.51	218.49	434.43	17	(41)
Net (charge-offs) to average loans — annualized	(0.51)	(0.88)	(0.25)	(42)	113

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below relating to "forward-looking" statements included in this report.

RESULTS OF OPERATIONS

Overview

    The Corporation recorded net income of $33.6 million for the first quarter of 2001, an 8 percent increase from net income of $31.0 million for the first quarter of 2000 and a modest increase from the fourth quarter of 2000. Cash net income, which excludes the amortization of core deposit intangibles and goodwill from acquisitions, increased 11 percent to $37.5 million in the first quarter of 2001 from $33.9 million in the first quarter of 2000.

    Net income per diluted common share of $0.69 increased 5 percent, compared with $0.66 per share in the first quarter of 2000 and was up modestly from $0.68 per share in the fourth quarter of 2000 on a slightly higher number of shares outstanding in the first quarter of 2001. Cash net income per diluted common share rose 7 percent to $0.77, compared with $0.72 per diluted common share in the first quarter of 2000 and rose just slightly compared with $0.76 per diluted common share in the fourth quarter of 2000. These results include the integration of Reed, Conner & Birdwell, Inc. ("Reed, Conner & Birdwell") acquired at the end of December 2000 and The Pacific Bank, N.A. ("Pacific Bank"), acquired at the end of February 2000, both in purchase transactions.

    The Corporation's return on average assets in the first quarter of 2001 was 1.53 percent, compared with 1.63 percent in the first quarter of 2000 and 1.50 percent in the fourth quarter of 2000. The return on average shareholders' equity declined to 17.81 percent for the first quarter of 2001, compared with 20.85 percent for the prior-year first quarter and 18.29 percent for the fourth quarter of 2000, due primarily to higher equity from increased unrealized securities gains and to the positive fair value of interest rate swaps treated as cash flow hedges.

    On a cash basis (which excludes goodwill and the after-tax impact of nonqualifying core deposit intangibles from average assets and average shareholders' equity), the return on average assets in the first quarter of 2001 was 1.74 percent, compared with 1.81 percent in first quarter of 2000 and 1.71 percent for the fourth quarter of 2000. The return on average shareholders' equity on a cash basis declined to 26.21 percent for the first quarter of 2001, compared with 28.31 percent for the prior-year first quarter and 26.75 percent for the fourth quarter of 2000.

    Management continues to expect that net income per diluted common share for 2001 will be within a range of approximately 8 percent to 11 percent higher than net income per diluted common share for 2000. These expectations do not reflect the potential positive impact of the tentative decision of the Financial Accounting Standards Board to discontinue goodwill amortization. In the first quarter of 2001, the amortization of goodwill reduced net income per diluted common share by $0.06.

Net Interest Income

    Net interest income on a fully taxable-equivalent basis rose 13 percent to $108.1 million in the first quarter of 2001, compared with $95.3 million for the first quarter of 2000. First quarter 2001 net interest income was slightly lower than the $108.7 million for the fourth quarter of 2000. Interest income recovered on nonaccrual and charged-off loans included above was $1.6 million in the first quarter of 2001, compared with $1.1 million for the first quarter a year ago and $0.9 million for the fourth quarter of 2000.

    The fully taxable-equivalent net interest margin in the first quarter of 2001 was 5.40 percent, compared with 5.47 percent for the first quarter of 2000 and 5.41 percent for the fourth quarter of 2000. The decrease from a year ago was attributable to an increase in the cost of funds.

    The following tables present the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2001 and 2000. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Net Interest Income Summary

	For the three months ended March 31, 2001			For the three months ended March 31, 2000
Dollars in thousands	Average Balance	Interest income/ expense(2)	Average interest rate	Average Balance	Interest income/ expense(2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$2,993,047	$67,379	9.13%	$2,406,776	$53,776	8.99%
Residential first mortgages	1,291,176	24,321	7.64	1,207,907	21,775	7.25
Real estate construction	469,052	10,833	9.37	377,433	9,345	9.96
Real estate mortgages	1,521,113	32,999	8.80	1,141,315	25,865	9.11
Installment	73,223	1,730	9.58	62,786	1,463	9.37

Total relationship loans	6,347,611	137,262	8.77	5,196,217	112,224	8.69
Syndicated non-relationship	174,103	3,133	7.30	544,126	11,213	8.29

Total loans(1)	6,521,714	140,395	8.73	5,740,343	123,437	8.65
Securities available-for-sale	1,493,037	25,681	6.98	1,132,575	19,924	7.08
Federal funds sold and securities purchased under resale agreements	37,788	603	6.47	57,194	788	5.54
Trading account securities	64,002	737	4.67	76,308	999	5.27

Total interest-earning assets	8,116,541	167,416	8.37	7,006,420	145,148	8.33

Allowance for credit losses	(136,803)			(137,491)
Cash and due from banks	388,306			320,135
Other nonearning assets	552,237			472,547

Total assets	$8,920,281			$7,661,611

Liabilities and Shareholders' Equity
Interest-bearing deposits
Interest checking accounts	$568,105	697	0.50	$466,139	546	0.47
Money market accounts	1,302,241	11,285	3.51	1,178,765	9,261	3.16
Savings deposits	247,426	2,145	3.52	224,989	2,238	4.00
Time deposits—under $100,000	248,892	3,624	5.91	267,561	3,431	5.16
Time deposits—$100,000 and over	1,654,676	24,151	5.92	1,154,605	15,273	5.32

Total interest—bearing deposits	4,021,340	41,902	4.23	3,292,059	30,749	3.76
Federal funds purchased and securities sold under repurchase agreements	377,171	5,236	5.63	290,781	4,036	5.58
Other borrowings	840,338	12,137	5.86	1,006,636	15,035	6.01

Total interest—bearing liabilities	5,238,849	59,275	4.59	4,589,476	49,820	4.37

Noninterest—bearing deposits	2,765,326			2,384,305
Other liabilities	151,394			89,664
Shareholders' equity	764,712			598,166

Total liabilities and shareholders'
	$8,920,281			$7,661,611

Net interest spread			3.78%			3.96%
Fully taxable-equivalent net interest income		$108,141			$95,328

Net interest margin			5.40%			5.47%

(1)
Includes average nonaccrual loans of $58,244 and $38,022 for 2001 and 2000, respectively.
(2)
Loan income includes loan fees of $5,562 and $4,549 for 2001 and 2000, respectively.

    Average loans rose to $6.5 billion for the first quarter of 2001, an increase of 14 percent over the prior-year first quarter. Average relationship loans increased $1.2 billion, or 22 percent, this quarter over the year-ago quarter. The first quarter of 2001 average balance was $180.8 million higher than the fourth quarter of 2000, or 13 percent on an annualized basis. Conversely and consistent with management's ongoing plan, average syndicated non-relationship loans fell to $174.1 million for the first quarter of 2001, down significantly from both the first quarter, as well as the fourth quarter of 2000.

    The increase in average relationship loans over the year-ago quarter was driven primarily by increases in commercial loans and real estate mortgage loans. Compared with the prior-year first quarter, commercial loan averages rose 24 percent to $3.0 billion from $2.4 billion, and real estate mortgage loan average balances rose 33 percent to $1.5 billion from $1.1 billion. The other relationship loan categories also contributed to the increase in average loan growth over the prior-year first quarter. The increase over the year-ago quarter was due in part to the acquisition of Pacific Bank.

    Average securities increased $348.2 million, or 29 percent, to $1.6 billion for the first quarter of 2001 compared with the first quarter of 2000 and increased 3 percent from the fourth quarter of 2000.

    Average deposits during the first quarter of 2001 were $6.8 billion, an increase of 20 percent over the first quarter of 2000 and marginally less than the seasonally higher level in the fourth quarter of 2000. The increase over the year-ago quarter was due in part to the acquisition of Pacific Bank.

    During the first quarter of 2001, average core deposits, which provide a stable source of low cost funding, were $5.1 billion, an increase of 13 percent over the $4.5 billion in the first quarter of 2000, and 2 percent lower than the $5.2 billion for the fourth quarter of 2000. Core deposits represented 76 percent of the total average deposit base for the quarter.

    Net interest income is impacted by the volume and rate of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between the first quarter of 2001 and the first quarter 2000, as well as between the first quarter of 2000 and the first quarter of 1999.

Changes In Net Interest Income

	For the three months ended March 31, 2001 vs 2000			For the three months ended March 31, 2000 vs 1999
	Increase (decrease) due to			Increase (decrease) due to
Dollars in thousands			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Loans	$15,871	$1,087	$16,958	$27,261	$—	$27,261
Securities available-for-sale	6,050	(293)	5,757	1,639	1,451	3,090
Trading account securities	(153)	(109)	(262)	262	311	573
Federal funds sold and securities purchased under resale agreements	(300)	115	(185)	285	(2)	283

Total interest-earning assets	21,468	800	22,268	29,447	1,760	31,207

Interest paid on:
Interest checking deposits	116	35	151	87	(140)	(53)
Money market deposits	979	1,045	2,024	1,893	633	2,526
Savings deposits	201	(294)	(93)	436	(174)	262
Other time deposits	6,695	2,376	9,071	6,657	1,616	8,273
Other borrowings	(1,274)	(424)	(1,698)	2,803	2,197	5,000

Total interest-bearing liabilities	6,717	2,738	9,455	11,876	4,132	16,008

	$14,751	$(1,938)	$12,813	$17,571	$(2,372)	$15,199

    Management expects the net interest margin for 2001 to decrease modestly from 2000.

Provision for Credit Losses

    The Company recorded a provision for credit losses of $7.5 million for the first quarter of 2001, compared with no provision in the prior year quarter. The provision for credit losses in the fourth quarter of 2000 was $10.5 million. The provision for credit losses primarily reflects the levels of net loan charge-offs and nonaccrual loans, as well as management's ongoing assessment of the credit quality of the portfolio and the year-over-year growth of the loan portfolio.

    The provision for credit losses to be taken in the balance of 2001 will reflect management's assessment of the above factors, as well as the economic environment at each reporting date. Based on its current assessment of these factors, management anticipates that a provision for credit losses of approximately $30 million to $45 million may be required for all of 2001. However, no assurance may be given that these factors or management's assessment of them will not change in the future. See "—Allowance for Credit Losses."

Noninterest Income

    Noninterest income continued its strong, across-the-board growth, increasing 29 percent to $31.3 million in the first quarter of 2001 from $24.2 million in the first quarter of 2000 and 4 percent higher than the $29.9 million for the fourth quarter of 2000.

    All categories of recurring noninterest income were higher this quarter compared with the year-ago quarter, reflecting the Company's continued emphasis on growing fee income. Trust and investment fee revenue rose through the Reed, Conner & Birdwell acquisition, and an increase in new business within City National Investments (CNI).

    Assets under administration totaled $17.9 billion at March 31, 2001, including $6.6 billion under management, compared with $14.9 billion and $4.8 billion, respectively, at March 31, 2000, and $18.0 billion and $6.7 billion at December 31, 2000. Assets under management at March 31, 2001 and December 31, 2000 included $1.1 billion from the purchase of Reed, Conner & Birdwell, which closed on December 29, 2000. The remaining year-over-year increase in assets under management is primarily attributable to increased participation in the CNI Charter Funds. The slight decline in assets under administration from December 31, 2000 reflects recent volatility in the financial markets, which was moderated by additional new business and prudent asset management.

    Cash management and deposit transaction charges increased as the result of deposits assumed in the acquisition of Pacific Bank and strong internal growth in deposits attributable to increased sales of cash management products.

    International services income rose as a result of an increase in fee income associated with letters of credit and standby letters of credit. However, compared with the fourth quarter of 2000, the level of international services income declined due to lower foreign exchange income as well as seasonal declines relating to the import/export business.

    Gains on the sale of assets and securities amounted to $1.7 million for the first quarter of 2001, compared with gains of $0.2 million for the same period a year-earlier and gains of $1.1 million for the fourth quarter of 2000.

    Management expects growth in noninterest income to range from 15 percent to 20 percent for 2001.

Noninterest Expense

    Noninterest expense was $76.6 million in the first quarter of 2001, an increase of 11 percent from $69.1 million for the first quarter of 2000 and an increase of 1 percent from $75.6 million for the fourth quarter of 2000. The increase in expenses this quarter compared with the year-ago quarter was primarily the result of the Corporation's growth, including expenses related to the acquisition of Reed Conner & Birdwell and Pacific Bank—additional offices, new colleagues and the amortization of goodwill and core deposit intangibles. First quarter 2001 noninterest expense also included a non-recurring $0.7 million transactional expense.

    The Corporation's cash efficiency ratio for the first quarter of 2001 improved to 52.01 percent from 54.90 percent in the first quarter of 2000. The 5 percent improvement is due to increased revenues and tangible results from the Corporation's ongoing efforts to improve efficiency and productivity. The cash efficiency ratio for the current quarter rose slightly from the 51.36 percent for the fourth quarter of 2000.

    Management currently anticipates that 2001 noninterest expense will increase between 5 percent to 8 percent, excluding the impact of any change in the accounting rules for goodwill amortization.

Income Taxes

    The first quarter 2001 effective tax rate was 35.5 percent, compared with 34.1 percent for all of 2000. The higher tax rate is due primarily to a decreasing benefit from a registered investment company subsidiary. The long-term plan for the registered investment company remains under review. Depending on the outcome of the review and other factors, management anticipates its effective tax rate may be between 35.0 percent and 36.0 percent for 2001.

Balance Sheet Analysis

    Total average assets reached $8.9 billion in the first quarter of 2001, an increase of 16 percent over the $7.7 billion in average assets for the first quarter of 2000 and an increase of 2 percent over the $8.8 billion in average assets for the fourth quarter of 2000. Total assets at March 31, 2001 were $8.9 billion, compared with $8.4 billion at March 31, 2000 and $9.1 billion at December 31, 2000. The decline from year-end 2000 was due primarily to the effect of seasonally higher deposits at December 31, 2000.

Securities

    Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

	March 31, 2001		December 31, 2000		March 31, 2000
Dollars in thousands
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$450,390	$456,172	$646,629	$648,374	$298,832	$293,147
Mortgage-backed	597,505	602,368	438,667	437,221	380,219	363,128
State and Municipal	165,563	168,905	158,983	160,139	164,562	160,651
Other debt securities	166,774	159,775	165,489	150,913	166,692	151,460

Total debt securities	1,380,232	1,387,220	1,409,768	1,396,647	1,010,305	968,386
Marketable equity securities	169,096	163,462	157,908	151,197	178,183	174,026

Total securities	$1,549,328	$1,550,682	$1,567,676	$1,547,844	$1,188,488	$1,142,412

    At March 31, 2001, securities available-for-sale totaled $1.6 billion, an increase of $408.3 million compared with holdings at March 31, 2000 and an increase of $2.8 million from December 31, 2000. At March 31, 2001, the portfolio had a unrealized net gain of $1.4 million compared with a net loss of $46.1 and $19.8 million at March 31, 2000 and December 31, 2000, respectively.

    The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of March 31, 2001. To compare the tax-exempt assets yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 year thru 10 years		Over 10 year		Total
Dollars in thousands	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield
U.S. Government and fedral agency	$20,241	6.13	$297,388	6.44	$138,543	6.26	$—	—	$456,172	6.36
Mortgage-backed	—	—	6,057	5.88	10,256	6.29	586,055	6.75	602,368	6.74
State and Municipal	12,265	6.77	54,408	6.79	100,379	6.75	1,853	6.85	168,905	6.78
Other debt securities	—	—	—	—	87,112	7.52	72,663	8.15	159,775	7.82

Total debt securities	$32,506	6.37	$357,853	6.48	$336,290	6.73	$660,571	6.91	$1,387,220	6.74

Amortized cost	$32,201		$352,164		$339,141		$656,726		$1,380,232

    Dividend income of $2.3 million was included in interest income on securities in the Unaudited Consolidated Statement of Income and Comprehensive Income for both the first quarter of 2001 and 2000.

Loan Portfolio

    A comparative period-end loan table is presented below:

Loans

Dollars in thousands	March 31, 2001	December 31, 2000	March 31, 2000
Commercial	$2,939,893	$3,056,464	$2,601,440
Residential first mortgage	1,288,132	1,273,711	1,224,343
Real estate construction	437,431	452,301	421,639
Real estate mortgages	1,616,188	1,479,862	1,307,961
Installment	75,128	73,018	68,617

Total relationship loans	6,356,772	6,335,356	5,624,000
Syndicated non-relationship loans	148,318	191,789	540,016

Total loans, gross	6,505,090	6,527,145	6,164,016
Less Allowance for credit losses	(134,727)	(135,435)	(140,450)

Total loans, net	$6,370,363	$6,391,710	$6,023,566

    Total loans at March 31, 2001 were $6.5 billion, compared with $6.2 billion at March 31, 2000 and $6.5 billion at December 31, 2000. At March 31, 2001, the commercial loan portfolio contained no direct energy-related borrowings. Technology-related loans accounted for approximately 1 percent of the commercial loan portfolio.

    At March 31, 2001, syndicated non-relationship loans were $148.3 million, or 2.3 percent of the loan portfolio, compared with $191.8 million at December 31, 2000. The $43.5 million reduction in the first quarter of 2001 included the transfer of four performing loans totaling $14.2 million to available-for-sale. The average outstanding loan balance in the syndicated non-relationship portfolio at March 31, 2001 was $2.9 million, which represents just over half of the average commitment amount.

    Management anticipates average relationship loan growth in 2001 will be in the range of 9 percent to 13 percent, reflecting its expectation that the California economy will continue to grow but at a slower pace than experienced in recent years.

    The following table presents information concerning nonaccrual loans, ORE, and restructured loans. Bank policy requires that a loan be placed on nonaccrual status if either principal or interest payments are ninety days past due, unless the loan is both well secured and in process of collection; if full collection of interest or principal becomes uncertain, regardless of the time period involved; or regulators' ratings of syndicated credits suggest that the loan be placed on nonaccrual.

Nonaccrual Loans, ORE and Restructured Loans

Dollars in thousands	March 31, 2001	December 31, 2000	March 31, 2000
Nonaccrual loans:
Commercial
Relationship	$26,807	$30,343	$19,557
Syndicated non-relationship	16,743	23,012	3,342

	43,550	53,355	22,899
Real estate	7,338	8,132	8,791
Installment	1,841	499	640

Total	52,729	61,986	32,330
ORE	1,094	522	429

Total nonaccrual loans and ORE	$53,823	$62,508	$32,759

Total non accrual loans as a percentage of total loans	0.81%	0.95%	0.52%
Total non accrual loans and ORE as a percentage of total loans and ORE	0.83	0.96	0.53
Allowance for credit losses to total loans	2.07	2.07	2.28
Allowance for credit losses to nonaccrual loans	255.51	218.49	434.43
Loans past due 90 days or more on accrual status:
Commercial	$8,161	$1,404	$12,707
Real estate	282	4,361	13,153
Installment	404	159	2,498

Total	$8,847	$5,924	$28,358

Restructured loans:
On accrual status	$647	$829	$2,536
On nonaccrual status	711	740	111

	$1,358	$1,569	$2,647

    Total nonperforming assets (nonaccrual loans and ORE) were $53.8 million, or 0.83 percent of total loans and ORE, at March 31, 2001, compared with $32.8 million, or 0.53 percent, at March 31, 2000 and $62.5 million, or 0.96 percent, at December 31, 2000. From year-end 2000, nonperforming assets decreased 14 percent.

    Total nonperforming relationship assets were $37.1 million, or 0.58 percent of total relationship loans and ORE, at March 31, 2001, compared with $29.4 million, or 0.52 percent, at March 31, 2000 and $39.5 million, or 0.62 percent, at December 31, 2000. While the Corporation has experienced a moderate increase in relationship nonaccrual loans year-over-year, the level has dropped slightly since December 31, 2000 and does not contain any concentration of credits within a specific industry sector. Total syndicated non-relationship loans on nonaccrual status totaled $16.7 million at March 31, 2001 and consisted of four loans, one less than the five loans totaling $23.0 million at December 31, 2000.

    The table below summarizes the changes in nonaccrual loans for the three months ended March 31, 2001.

Changes in Nonaccrual Loans

	For the three months ended March 31,
Dollars in thousands
	2001	2000
Balance, beginning of period	$61,986	$25,288
Additions from acquisitions	—	4,428
Loans placed on nonaccrual
Relationship	11,602	2,275
Syndicated non-relationship	—	4,408

	11,602	6,683
Charge offs	(8,951)	(1,204)
Loans returned to accrual status	(956)	—
Repayments and loan sales (including interest applied to principal)	(10,952)	(2,865)

Balance, end of period	$52,729	$32,330

    In addition to loans disclosed above as nonaccrual or restructured, management has also identified $15.2 million of problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable. Included in the $15.2 million is one syndicated non-relationship loan of $4.3 million, one loan for $6.3 million which is fully secured, and $4.6 million in loans to five borrowers. Problem loans were $9.4 million at March 31, 2000 and $5.4 million at December 31, 2000.

    Management's classification of a loan as a nonaccrual, restructured or problem loan does not necessarily indicate that the principal of the loan is uncollectable in whole or in part.

Allowance for Credit Losses

    The allowance for credit losses at March 31, 2001 totaled $134.7 million, or 2.07 percent of outstanding loans. This compares with an allowance of $140.5 million, or 2.28 percent of outstanding loans, at March 31, 2000 and an allowance of $135.4 million, or 2.07 percent of outstanding loans, at December 31, 2000. The allowance for credit losses as a percentage of nonaccrual loans was 256 percent at March 31, 2001, compared with 434 percent at March 31, 2000 and 218 percent at December 31, 2000.

    Net loan charge-offs were $8.2 million and $3.6 million for the first quarters of 2001 and 2000, respectively. Net loan charge-offs for the fourth quarter of 2000 were $14.3 million.

    Relationship loan net charge-offs were $6.3 million for the first quarter of 2001, compared with $2.5 million for the first quarter of 2000 and $5.0 million for the fourth quarter of 2000. First quarter syndicated non-relationship loan net charge-offs were $1.9 million, slightly higher than $1.1 million in the first quarter of 2000 and down significantly from $9.2 million for the fourth quarter of 2000.

    As a percentage of average loans, annualized net charge-offs were 0.51 percent, 0.25 percent and 0.88 percent for the first quarters of 2001 and 2000 and the fourth quarter of 2000, respectively. Relationship loan net charge-offs were 0.40 percent of average relationship loans outstanding for the first quarter of 2001, compared with 0.19 percent for the first quarter of 2000 and 0.32 percent for the fourth quarter of 2000.

    The allowance for credit losses is maintained at a level which management deems appropriate based on a thorough analysis of numerous factors, including levels of net charge-offs and nonaccrual loans and continuing growth in the loan portfolio. Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which may be beyond management's control. No assurances can be given that the Company will not sustain credit losses, in any particular period, that are sizable in relation to the allowance for credit losses. Based on known information available to it at the date of this report, management believes the allowance for credit losses is adequate to cover risks inherent in the portfolio at March 31, 2001. Subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators will dictate the level of provisions required to maintain the adequacy of the allowance for credit losses.

    The table below summarizes the changes in the allowance for credit losses for the first quarter of 2001 and 2000.

Changes in Allowance for Credit Losses

	For the three months ended March 31,
Dollars in thousands
	2001	2000
Average amount of loans outstanding	$6,521,714	$5,740,343

Balance of allowance for credit losses, beginning of period	$135,435	$134,077
Loans charged off:
Commercial
Relationship	9,095	3,640
Syndicated non-relationship	2,101	1,066

	11,196	4,706
Real estate and other	888	853

Total loans charged off	12,084	5,559

Less recoveries of loans previously charged off:
Commercial, including $231 syndicated non-relationship loans in 2001	1,545	1,145
Real estate and other	2,331	860

Total recoveries	3,876	2,005

Net loans (charged off) recovered	(8,208)	(3,554)
Additions to allowance charged to operating expense	7,500	—
Additions to allowance from acquisitions	—	9,927

Balance, end of period	$134,727	$140,450

Total net charge-offs to average loans (annualized)	(0.51)%	(0.25)%

Ratio of allowance for credit losses to total period end loans	2.07%	2.28%

Other Assets

    Other assets included the following:

Other Assets

Dollars in thousands	March 31, 2001	December 31, 2000	March 31, 2000
Accrued interest receivable	$54,534	$53,423	$50,383
Claim in receivership	21,655	18,950	17,200
Income tax refunds	1,471	1,342	8,153
Fair value of interest rate swaps	18,178	—	—
Loans available-for-sale	22,756	7,173	—
Other	31,167	27,491	24,330

	$149,761	$108,379	$100,066

    The claim in receivership was acquired in the acquisition of Pacific Bank and is expected to be partially realized in 2001.

    During April 2001, three of the five loans included in loans available-for-sale totaling $9.7 million were sold at the quarter-end carrying value, leaving two performing loans for $13.1 million as available-for-sale.

Deposits

    Deposits totaled $6.9 billion at March 31, 2001, compared with $6.4 billion at March 31, 2000 and $7.4 billion at December 31, 2000. The decline from year-end 2000 was primarily due to seasonal increases in demand deposits at year-end. The year-over-year increase resulted from the Company's increased marketing efforts, the nature of the Company's relationship business which allows customers to maintain balances as compensation for banking services, as well as from the acquisition of Pacific Bank. Demand deposits accounted for 43 percent of total deposits at March 31, 2001. Core deposits which continued to provide substantial benefits to the Bank's cost of funds were 77 percent of total deposits at March 31, 2001. See "—Net Interest Income."

    Management expects average deposit growth in 2001, compared with 2000, to be in the range of 8 percent to 12 percent.

CAPITAL ADEQUACY REQUIREMENT

    The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at March 31, 2001, December 31, 2000 and March 31, 2000.

	Regulatory Well Capitalized Standards	March 31, 2001	December 31, 2000	March 31, 2000
City National Corporation
Tier 1 leverage	4.00	6.71	6.49	6.46
Tier 1 risk-based capital	6.00	8.33	7.84	7.21
Total risk-based capital	10.00	11.35	10.85	10.32
City National Bank
Tier 1 leverage	4.00	6.31	6.23	6.26
Tier 1 risk-based capital	6.00	7.85	7.55	6.98
Total risk-based capital	10.00	10.88	10.57	10.10

    On April 25, 2001, the Corporation declared a regular quarterly cash dividend on common stock at a rate of $0.185 per share to shareholders of record on May 9, 2001, payable on May 21, 2001.

LIQUIDITY MANAGEMENT

    The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale. Liquidity is also provided by maturing securities and loans.

    Average core deposits and shareholders' equity comprised 66 percent of total funding in the first quarter of 2001, compared with 67 percent in the first quarter of 2000. This decrease has required that the Company increase its use of more costly alternative funding sources. Despite the decrease in percentage of funding derived from core deposits and shareholders' equity, the Company has not faced any liquidity constraints. See "—Net Interest Income."

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

    A quantitative and qualitative discussion about market risk is included on pages A-14 to A-17 of the Corporation's Form 10-K for the year ended December 31, 2000. During the first quarter of 2001, the Company's interest rate position remained slightly asset sensitive, and at all times remained within the limits set by the Board of Directors.

    As of March 31, 2001, the Company had $1,065.0 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $690.0 million have maturities greater than one year. The Company's interest-rate risk-management instruments had a fair value and credit exposure risk of $18.1 million and $7.5 million at March 31, 2001 and December 31, 2000, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Company's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain market value exposure thresholds are exceeded. As of March 31, 2001, the Company had neither deposited with nor received from its counterparties any securities relating to these transactions.

    At March 31, 2001, the Company's outstanding foreign exchange contracts for both those purchased as well as sold totaled $129.4 million. The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. The Company's policies prohibit outright speculation by the Company and its employees. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at March 31, 2001 have remaining maturities of 12 months or less.

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

    An economic slowdown in California could hurt our business.  An economic slowdown in California attributable to energy supply and cost issues, a possible strike by actors or any other unforeseen events could have the following consequences, any of which could hurt our business:

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

    Our results would be adversely affected if we suffered higher than expected losses on our loans. We assume risk from the possibility that we will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. We try to minimize this risk by adopting and implementing what we believe are effective underwriting and credit policies and procedures, including how we establish and review the allowance for credit losses. We assess the likelihood of nonperformance, track loan performance, and diversify our credit portfolio. Those policies and procedures may still not prevent unexpected losses that could adversely affect our results.

PART 11.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a	)	Exhibits
No.
10.22.3 First Amendment to Employment Agreement made as of July 15, 1998 by and between Russell Goldsmith and the Registrant and City National Bank
10.30.1 First Amendment to 1999 Variable Bonus Plan
(b	)	Reports on Form 8-K

On January 18, 2001, the Corporation filed a report on Form 8-K under item 5 regarding the financial results for the quarter and twelve months ended December 31, 2000. Included in the report was a press releases dated January 17, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)

DATE: May 15, 2001	/s/ FRANK P. PEKNY FRANK P. PEKNY Executive Vice President and Chief Financial Officer/Treasurer (Authorized Officer and Principal Financial Officer)

QuickLinks

CITY NATIONAL CORPORATION CONSOLIDATED BALANCE SHEET (Unaudited)
CITY NATIONAL CORPORATION CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
CITY NATIONAL CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
CITY NATIONAL CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
CITY NATIONAL CORPORATION NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CITY NATIONAL CORPORATION FINANCIAL HIGHLIGHTS (Unaudited)
Net Interest Income Summary
Changes In Net Interest Income
Securities Available-for-Sale
Debt Securities Available-for-Sale
Loans
Nonaccrual Loans, ORE and Restructured Loans
Changes in Nonaccrual Loans
Changes in Allowance for Credit Losses
Other Assets
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SIGNATURES