Form 10-Q
period 2001-06-30
CITY NATIONAL CORP
filed 2001-08-14
CIK 201461

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-10521

CITY NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2568550 (I.R.S. Employer Identification No.)
City National Center 400 North Roxbury Drive, Beverly Hills, California (Address of principal executive offices)	90210 (Zip Code)

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

YES /x/  NO / /

    Number of shares of common stock outstanding at July 31, 2001: 47,991,575

PART I—FINANCIAL INFORMATON
ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2001	December 31, 2000	June 30, 2000
(Dollars in thousands, except per share amounts)
Assets
Cash and due from banks	$441,665	$386,814	$448,501
Federal funds sold	10,000	165,000	50,000
Securities available-for-sale (cost $1,672,423; $1,567,676 and $1,449,993 at June 30, 2001, December 31, 2000 and June 30, 2000, respectively)	1,667,037	1,547,844	1,395,739
Trading account securities	14,196	46,078	46,369
Loans	6,567,370	6,527,145	6,345,195
Less allowance for credit losses	133,883	135,435	140,484

Net loans	6,433,487	6,391,710	6,204,711
Premises and equipment, net	64,508	63,010	59,072
Customers' acceptance liability	7,348	14,736	14,532
Deferred tax asset	52,571	65,986	72,308
Goodwill	165,202	171,559	161,698
Core deposit intangibles	21,341	24,148	26,957
Bank owned life insurance	54,275	52,820	51,520
Affordable housing investments	55,644	58,585	46,936
Other assets	136,319	108,379	98,425

Total assets	$9,123,593	$9,096,669	$8,676,768

Liabilities
Demand deposits	$3,134,792	$3,276,203	$2,678,556
Interest checking deposits	522,480	619,332	549,850
Money market deposits	1,576,758	1,344,244	1,326,943
Savings deposits	242,219	244,707	236,502
Time deposits-under $100,000	245,724	247,797	261,335
Time deposits-$100,000 and over	1,358,661	1,676,387	1,341,668

Total deposits	7,080,634	7,408,670	6,394,854
Federal funds purchased and securities sold under repurchase agreements	261,849	139,841	243,604
Other short-term borrowings	653,125	315,125	955,163
Subordinated debt	118,939	123,641	123,547
Long-term debt	94,255	205,000	180,000
Other liabilities	91,603	146,008	93,046
Acceptances outstanding	7,348	14,736	14,532

Total liabilities	8,307,753	8,353,021	8,004,746

Commitments and contingencies
Shareholders' Equity
Preferred Stock authorized—5,000,000 : none outstanding	—	—	—
Common Stock-par value-$1.00; authorized—75,000,000; Issued—47,888,923; 47,785,345; and 47,623,014 shares at June 30, 2001, December 31, 2000 and June 30, 2000, respectively	47,889	47,785	47,623
Additional paid-in capital	293,412	292,358	286,405
Accumulated other comprehensive income (loss)	2,256	(11,493)	(31,441)
Retained earnings	472,283	420,024	369,435
Treasury shares, at cost—0; 155,355 and 0 shares at June 30, 2001, December 31, 2000 and June 30, 2000, respectively	—	(5,026)	—

Total shareholders' equity	815,840	743,648	672,022

Total liabilities and shareholders' equity	$9,123,593	$9,096,669	$8,676,768

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2001	2000	2001	2000
(In thousands, except per share amounts)
Interest Income
Loans	$129,266	$140,341	$268,110	$262,305
Federal funds sold and securities purchased under resale agreements	868	892	1,471	1,680
Securities available-for-sale	25,742	22,056	49,758	40,402
Trading account	614	787	1,343	1,756

Total interest income	156,490	164,076	320,682	306,143

Interest Expense
Deposits	36,672	35,871	78,574	66,620
Federal funds purchased and securities sold under repurchase agreements	3,055	4,527	8,291	8,563
Other short-term borrowings	8,415	14,793	16,040	25,682
Subordinated debt	1,633	1,929	3,392	3,817
Other long-term debt	1,666	2,312	4,419	4,570

Total interest expense	51,441	59,432	110,716	109,252

Net interest income	105,049	104,644	209,966	196,891
Provision for Credit Losses	6,500	4,000	14,000	4,000

Net interest income after provision for credit losses	98,549	100,644	195,966	192,891

Noninterest Income
Trust fees and investment fee revenue	14,779	11,825	28,452	22,782
Cash management and deposit transaction fees	7,583	5,749	14,131	11,306
International services	3,840	3,749	7,399	7,057
Bank owned life insurance	697	657	1,421	1,278
Gain on sale of loans and assets / debt repurchase	891	—	1,648	5
Gain (loss) on sale of securities	539	(5)	1,516	218
Other	4,565	4,815	9,588	8,387

Total noninterest income	32,894	26,790	64,155	51,033

Noninterest Expense
Salaries and other employee benefits	42,711	41,587	85,485	80,438
Net occupancy of premises	6,628	5,743	12,972	10,548
Professional	6,358	6,306	12,122	11,691
Amortization of goodwill	3,220	2,974	6,427	5,232
Amortization of core deposit intangibles	1,405	1,405	2,809	2,636
Information services	4,088	3,409	7,917	6,996
Depreciation	3,413	3,241	6,750	6,281
Marketing and advertising	3,316	3,621	5,897	6,324
Office services	2,424	2,776	4,634	4,842
Equipment	603	737	1,099	1,202
Acquisition integration	—	13	—	1,322
Other operating	4,781	4,236	9,952	7,674
Other real estate (income)	65	26	(448)	(27)

Total noninterest expense	79,012	76,074	155,616	145,159

Income before income taxes	52,431	51,360	104,505	98,765
Income taxes	16,087	17,915	34,570	34,312

Net income	36,344	33,445	69,935	64,453

Other comprehensive income
Unrealized gain (loss) on securities available-for-sale	(6,103)	(8,175)	13,932	(7,719)
Initial gain on cash flow hedges from implementation of FAS 133	—	—	2,404	—
Additional unrealized gain on cash flow hedges	3,043	—	8,325	—
Less: reclassification adjustment for gain (loss) included in net income	2,097	2	944	(385)
Income taxes (benefits)	(2,084)	(3,440)	9,968	(3,086)

Other comprehensive gain (loss)	(3,073)	(4,737)	13,749	(4,248)

Comprehensive income	$33,271	$28,708	$83,684	$60,205

Net income per share, basic	$0.76	$0.70	$1.47	$1.38

Net income per share, diluted	$0.74	$0.68	$1.43	$1.34

Shares used to compute income per share, basic	47,768	47,540	47,726	46,792

Shares used to compute income per share, diluted	49,219	48,937	49,027	47,986

Dividends per share	$0.185	$0.175	$0.370	$0.350

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2001	2000
(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$69,935	$64,453
Adjustments to net income:
Provision for credit losses	14,000	4,000
Amortization of goodwill and core deposit intangibles	9,236	7,868
Depreciation	6,750	6,281
Deferred income tax	7,342	447
Gain on sales of ORE	(55)	(50)
Gain on sales of loans and assets / debt repurchase	(1,648)	(5)
Gain on sale of securities	(1,516)	(218)
Net (increase) decrease in other assets	(61,270)	10,479
Net (increase) decrease in trading securities	31,882	(18,655)
Other, net	5,663	13,431

Net cash provided by operating activities	80,319	88,031

Cash Flows From Investing Activities
Purchase of securities	(758,781)	(536,680)
Sales of securities available-for-sale	231,491	202,440
Maturities of securities	424,776	157,115
Purchase of residential mortgage loans	(3,813)	(25,280)
Sales of loans	53,701	—
Loan originations net of principal collections	(112,873)	(355,537)
Proceeds from sales of ORE	10	1,104
Purchase of premises and equipment	(10,160)	(2,937)
Net cash from acquisitions	—	78,715
Other, net	2	(2,525)

Net cash used by investing activities	(175,647)	(483,585)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(328,036)	23,752
Proceeds from issuance of other long-term debt	—	100,000
Net increase in federal funds purchased and securities sold under repurchase agreements	122,008	148,117
Net increase in short-term borrowings, net of transfers from long-term debt	223,000	383,424
Repayment of long-term debt	—	(25,000)
Repurchase of subordinated debt	(8,467)	—
Proceeds from exercise of stock options	7,429	4,028
Stock repurchases	(3,079)	(14,216)
Cash dividends paid	(17,676)	(16,228)

Net cash provided (used) by financing activities	(4,821)	603,877

Net increase (decrease) in cash and cash equivalents	(100,149)	208,323
Cash and cash equivalents at beginning of year	551,814	290,178

Cash and cash equivalents at end of period	$451,665	$498,501

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$119,782	$105,101
Income taxes	58,200	6,921
Non-cash investing activities:
Transfer from loans to foreclosed assets	$162	$156
Transfer from long-term debt to short-term borrowing	115,000	75,000

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the six months ended June 30,
	2001	2000
(Dollars in thousands)
Common Stock
Balance, beginning of period	$47,785	$46,885
Stock issued for acquisitions	—	650
Stock options exercised	104	88

Balance, end of period	47,889	47,623

Additional paid-in capital
Balance, beginning of period	292,358	276,464
Tax benefit from stock options	1,834	1,318
Excess of cost of treasury shares reissued over stock option exercise amounts	(780)	(526)
Excess of market value of shares issued for acquisitions over historical cost	—	9,149

Balance, end of period	293,412	286,405

Accumulated other comprehensive income (loss)
Balance, beginning of period	(11,493)	(27,193)
Other comprehensive income (loss) net of income taxes/benefit	13,749	(4,248)

Balance, end of period	2,256	(31,441)

Retained earnings
Balance, beginning of period	420,024	321,210
Net income	69,935	64,453
Dividends paid	(17,676)	(16,228)

Balance, end of period	472,283	369,435

Treasury shares
Balance, beginning of period	(5,026)	(45,720)
Purchase of shares	(3,079)	(14,216)
Issuance of shares for acquisitions	—	55,381
Issuance of shares for stock options	8,105	4,555

Balance, end of period	—	—

Total shareholders' equity	$815,840	$672,022

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

3.
In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

  The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

  Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

  In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its asset (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in earnings.

  As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $158.7 million and unamortized identifiable intangible assets in the amount of $18.5 million all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $11.2 million and $6.4 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonable estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

7.
On February 29, 2000, the Corporation acquired The Pacific Bank, N.A. ("Pacific Bank"). In that transaction, Pacific Bank merged into the Bank and the Corporation paid consideration equal to $145.2 million (including the consideration for stock options), 47.0% of which was paid in the Corporation's common stock and 53.0% of which was paid in cash. The transaction was accounted for as a purchase. Pacific Bank had total assets, loans, and deposits of $782.0 million, $488.0 million, and $702.0 million, respectively, at the date of acquisition. The acquisition of Pacific Bank resulted in the recording of goodwill and intangibles of approximately $69.3 million. Included in goodwill as purchase price adjustments were $4.3 million of accrued severance and change of control costs, of which $0.1 million remain unpaid as of June 30, 2001, $1.3 million of paid transaction-related expenses and $3.2 million of exit costs of which approximately $1.8 million remain unpaid as of June 30, 2001. Results reflect the operations of Pacific Bank from February 29, 2000, the date of acquisition.

8.
Reserves established as a purchase price adjustment for the August 27, 1999 acquisition of American Pacific State Bank ("APSB") of $0.1 million for exit costs remain as of June 30, 2001.

9.
Under the October 26, 2000 stock buyback program of one million shares, 291,700 shares have been repurchased at an average price of $33.02 per share. No treasury shares were purchased in the second quarter of 2001. The shares purchased under the buyback program have been reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. There were no treasury shares at June 30, 2001.

10.
The Company uses interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed rate deposits and borrowings and 2) to certain cash flows related to future interest payments on variable rate loans. As of January 1, 2001, the Company had $800.0 million of notional amount of interest rate swaps which had a fair value of $7.5 million. Of the $800.0 million of interest rate swaps, $450.0 million were fair value hedges of various fixed rate deposits and borrowings and $350.0 million were cash flow hedges related to periodic future interest payments on specific portions of a $1.2 billion variable rate LIBOR based loan portfolio. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in the hedged deposits and borrowings of $5.1 million as of January 1, 2001. The positive mark-to market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $2.4 million, before taxes of $1.0 million as of January 1, 2001. As of June 30, 2001, the Company had $881.4 million of interest rate swaps, of which $231.4 million were fair value hedges and $650.0 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $6.8 million. The positive mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $9.3 million, before taxes of $3.9 million. There was no transition adjustment at January 1, 2001 or any ineffectiveness gain or loss that impacted net income for the first half of 2001. Amounts to be paid or received on the interest rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $1.6 million and $1.7 million that were reclassified into net interest income during the three and six months ended June 30, 2001, respectively. All comprehensive income is expected to be reclassified into net interest income within the next 12 months.

CITY NATIONAL CORPORATION
FINANCIAL HIGHLIGHTS
(Unaudited)

	At or for the three months ended			Percentage change June 30, 2001 from
	June 30, 2001	March 31, 2001	June 30, 2000	March 31, 2001	June 30, 2000
(Dollars in thousands, except per share amounts)
For The Quarter
Net income	$36,344	$33,591	$33,445	8%	9%
Net income per common share, basic	0.76	0.70	0.70	9	9
Net income per common share, diluted	0.74	0.69	0.68	7	9
Dividends, per common share	0.185	0.185	0.175	0	6
Cash net income	40,300	37,532	37,154	7	8
Cash net income per common share, basic	0.84	0.79	0.78	6	8
Cash net income per common share, diluted	0.82	0.77	0.76	6	8
At Quarter End
Assets	$9,123,593	$8,933,803	$8,676,768	2	5
Deposits	7,080,634	6,870,817	6,394,854	3	11
Loans	6,567,370	6,505,090	6,345,195	1	4
Securities	1,681,233	1,567,734	1,442,108	7	17
Shareholders' equity	815,840	784,783	672,022	4	21
Book value per share	17.04	16.46	14.11	4	21
Average Balances
Assets	$9,132,024	$8,920,281	$8,525,861	2	7
Deposits	6,975,066	6,786,666	6,277,831	3	11
Loans	6,537,375	6,521,714	6,331,721	0	3
Securities	1,690,786	1,557,039	1,381,920	9	22
Shareholders' equity	797,398	764,712	660,325	4	21
Selected Ratios
Return on average assets	1.60%	1.53%	1.58%	5	1
Return on average shareholders' equity	18.28	17.81	20.37	3	(10)
Tier 1 leverage	6.97	6.71	6.19	4	13
Tier 1 risk-based capital	8.76	8.33	7.49	5	17
Total risk-based capital	11.64	11.35	10.56	3	10
Dividend payout ratio, per share	24.39	26.22	24.85	(7)	(2)
Net interest margin	5.23	5.40	5.58	(3)	(6)
Efficiency ratio	55.87	55.32	56.51	1	(1)
Cash return on average assets	1.81	1.74	1.79	4	1
Cash return on average shareholders' equity	26.40	26.21	31.28	1	(16)
Cash efficiency ratio	52.60	52.01	53.26	1	(1)
Asset Quality Ratios
Nonaccrual loans to total loans	0.56%	0.81%	0.55%	(31)	2
Nonaccrual loans and ORE to toal loans and ORE	0.58	0.83	0.56	(30)	4
Allowance for credit losses to total loans	2.04	2.07	2.21	(1)	(8)
Allowance for credit losses to non accrual loans	361.02	255.51	400.50	41	(10)
Net charge-offs to average loans — annualized	(0.45)	(0.51)	(0.25)	(12)	80

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See "Cautionary Statement for Purposes of the "Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below relating to "forward-looking" statements included in this report.

RESULTS OF OPERATIONS

Overview

    The Corporation recorded net income of $36.3 million for the second quarter of 2001, up 9 percent from $33.4 million for the second quarter of 2000 and 8 percent from the first quarter of 2001. Net income per diluted common share of $0.74 increased 9 percent from $0.68 per share in the second quarter of 2000 and 7 percent from $0.69 per share in the first quarter of 2001, and includes approximately $0.025 related to the reduction in the expected full year effective income tax rate attributable to first quarter 2001 pre-tax income.

    For the first half of 2001, the Corporation recorded net income of $69.9 million, an increase of 9 percent over net income of $64.5 million for the first half of 2000. Net income per diluted common share was $1.43 per share, an increase of 7 percent compared with $1.34 per share in the first half of 2000.

    Cash net income per diluted common share, which excludes the amortization of core deposit intangibles and goodwill from acquisitions, rose 8 percent to $0.82, compared with $0.76 per share in the second quarter of 2000 and was up 6 percent compared with $0.77 per share in the first quarter of 2001. For the first half of 2001, cash net income per diluted common share was $1.59 per share, an increase of 7 percent from $1.48 per share for the first half of 2000.

    The Corporation's return on average assets in the second quarter of 2001 was 1.60 percent, compared with 1.58 percent in the second quarter of 2000 and 1.53 percent in the first quarter of 2001. The return on average shareholders' equity was 18.28 percent for the second quarter of 2001, compared with 20.37 percent for the prior-year second quarter and 17.81 percent for the first quarter of 2001. For the first half of 2001, the return on average assets was 1.56 percent and the return on average shareholders' equity was 18.05 percent compared with a 1.60 percent return on average assets and a 20.60 percent return on average shareholders' equity for the first half of 2000. The lower return on average shareholders' equity in the current period compared with a year ago is due primarily to a higher level of shareholders' equity from increased unrealized securities gains and the positive mark-to-market valuation of interest rate swaps treated as cash flow hedges.

    On a cash basis (which excludes goodwill and the after-tax impact of nonqualifying core deposit intangibles from average assets and average shareholders' equity), the return on average assets in the second quarter of 2001 was 1.81 percent, compared with 1.79 percent in the second quarter of 2000, and 1.74 percent for the first quarter of 2001. The return on average shareholders' equity on a cash basis was 26.40 percent for the second quarter of 2001, compared with 31.28 percent for the prior-year second quarter and 26.21 percent for the first quarter of 2001. On a cash basis, for the first half of 2001, the return on average assets was 1.78 percent and the return on average shareholders' equity was 26.19 percent, compared with a 1.80 percent return on average assets and 29.00 percent return on average shareholders' equity for the first half of 2000.

    Management currently expects that net income per diluted common share for 2001 will be approximately 8 percent to 11 percent higher than 2000.

Net Interest Income

    Net interest income on a fully taxable-equivalent basis rose 1 percent to $108.4 million in the second quarter of 2001, compared with $107.8 million for the second quarter of 2000. Second quarter 2001 net interest income was slightly higher than the $108.1 million for the first quarter of 2001. Fully taxable-equivalent net interest income for the first half of 2001 was $216.5 million, an increase of 7 percent over $203.1 million for the first half of 2000. Interest income recovered on nonaccrual and charged-off loans included above was $0.6 million in the second quarter of 2001, compared with $1.3 million for the second quarter a year ago and $1.6 million for the first quarter of 2001. Interest recovered in the first half of 2001 was $2.2 million compared with $2.3 million for the first half of 2000.

    The fully taxable-equivalent net interest margin in the second quarter of 2001 was 5.23 percent, compared with 5.58 percent for the second quarter of 2000 and 5.40 percent for the first quarter of 2001. The net interest margin for the first half of 2001 was 5.32 percent compared with 5.53 percent for the first half of 2000. The decrease from prior periods was primarily due to a lower prime rate, and a lag in the re-pricing of time deposits and interest rate swaps. The Bank's prime rate was 6.75 percent at June 30, 2001, compared with 9.50 percent a year earlier, and 8.00 percent at March 31, 2001.

    The following tables present the components of net interest income on a fully taxable-equivalent basis for the three and six months ended June 30, 2001 and 2000. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Net Interest Income Summary

	For the three months ended June 30, 2001			For the three months ended June 30, 2000
	Average Balance	Interest income/ expense (2)	Average interest rate	Average Balance	Interest income/ expense (2)	Average interest rate
(Dollars in thousands)
Assets
Interest-earning assets
Loans
Commercial	$2,948,989	$60,473	8.23%	$2,815,521	$67,369	9.62%
Residential first mortgages	1,338,909	23,813	7.13	1,225,906	22,281	7.31
Real estate construction	446,949	9,036	8.11	403,339	10,377	10.35
Real estate mortgages	1,594,040	33,694	8.48	1,336,108	31,693	9.54
Installment	74,691	1,807	9.70	62,441	1,420	9.15

Total relationship loans	6,403,578	128,823	8.07	5,843,315	133,140	9.16
Syndicated non-relationship	133,797	1,997	5.99	488,406	8,695	7.16

Total loans(1)	6,537,375	130,820	8.03	6,331,721	141,835	9.01
Securities available-for-sale	1,618,582	27,526	6.82	1,321,064	23,676	7.21
Federal funds sold and securities purchased under resale agreements	80,083	868	4.35	54,679	892	6.56
Trading account securities	72,204	628	3.49	60,856	816	5.39

Total interest-earning assets	8,308,244	159,842	7.72	7,768,320	167,219	8.66

Allowance for credit losses	(136,115)			(140,330)
Cash and due from banks	402,822			347,346
Other nonearning assets	557,073			550,525

Total assets	$9,132,024			$8,525,861

Liabilities and Shareholders' Equity
Interest-bearing deposits
Interest checking accounts	$574,476	485	0.34	$544,627	697	0.51
Money market accounts	1,510,340	12,643	3.36	1,327,780	12,082	3.66
Savings deposits	245,213	2,006	3.28	232,602	2,346	4.06
Time deposits—under $100,000	247,594	3,141	5.09	263,212	3,665	5.60
Time deposits—$100,000 and over	1,464,960	18,397	5.04	1,205,730	17,081	5.70

Total interest—bearing deposits	4,042,583	36,672	3.64	3,573,951	35,871	4.04
Federal funds purchased and securities sold under repurchase agreements	292,735	3,055	4.19	290,032	4,527	6.28
Other borrowings	965,523	11,714	4.87	1,196,552	19,034	6.40

Total interest—bearing liabilities	5,300,841	51,441	3.89	5,060,535	59,432	4.72

Noninterest—bearing deposits	2,932,483			2,703,880
Other liabilities	101,302			101,121
Shareholders' equity	797,398			660,325

Total liabilities and shareholders' equity	$9,132,024			$8,525,861

Net interest spread			3.83%			3.94%
Fully taxable-equivalent net interest income		$108,401			$107,787

Net interest margin			5.23%			5.58%

(1)
Includes average nonaccrual loans of $45,176 and $34,526 for 2001 and 2000, respectively.

(2)
Loan income includes loan fees of $5,688 and $5,049 for 2001 and 2000, respectively.

		Net Interest Income Summary
	For the six months ended June 30, 2001			For the six months ended June 30, 2000
	Average Balance	income/ expense (2)	Average interest rate	Average Balance	Interest income/ expense (2)	Average interest rate
(Dollars in thousands)
Assets
Interest-earning assets
Loans
Commercial	$2,970,896	$127,958	8.69%	$2,611,147	$121,130	9.33%
Residential first mortgages	1,315,175	48,134	7.38	1,216,906	44,056	7.28
Real estate construction	457,939	19,869	8.75	390,386	19,722	10.16
Real estate mortgages	1,557,778	66,693	8.63	1,238,711	57,558	9.34
Installment	73,961	3,537	9.64	62,614	2,883	9.26

Total relationship loans	6,375,749	266,191	8.38	5,519,764	245,349	8.84
Syndicated non-relationship	153,838	5,024	6.59	516,266	19,923	7.76

Total Loans (1)	6,529,587	271,215	8.38	6,036,030	265,272	8.84
Securities available-for-sale	1,556,157	53,207	6.89	1,226,818	43,600	7.15
Federal funds sold and securities purchased under resale agreements	59,053	1,471	5.02	55,937	1,680	6.04
Trading account securities	68,125	1,365	4.04	68,582	1,815	5.32

Total interest-earning assets	8,212,922	327,258	8.04	7,387,367	312,367	8.50

Allowance for credit losses	(136,457)			(138,910)
Cash and due from banks	395,604			333,741
Other nonearning assets	554,669			511,538

Total assets	$9,026,738			$8,093,736

Liabilities and Shareholders' Equity
Interest-bearing deposits
Interest checking accounts	$571,307	1,182	0.42	$505,382	1,243	0.49
Money market accounts	1,406,865	23,928	3.43	1,253,273	21,343	3.42
Savings deposits	246,314	4,151	3.40	228,796	4,584	4.03
Time deposits—under $100,000	248,240	6,765	5.50	265,387	7,096	5.38
Time deposits—$100,000 and over	1,559,294	42,548	5.50	1,180,168	32,354	5.51

Total interest—bearing deposits	4,032,020	78,574	3.93	3,433,006	66,620	3.90
Federal funds purchased and securities sold under repurchase agreements	334,719	8,291	5.00	290,406	8,563	5.93
Other borrowings	903,276	23,851	5.32	1,101,593	34,069	6.22

Total interest—bearing liabilities	5,270,015	110,716	4.24	4,825,005	109,252	4.55

Noninterest—bearing deposits	2,849,366			2,544,091
Other liabilities	126,211			95,394
Shareholders' equity	781,146			629,246

Total liabilities and shareholders' equity	$9,026,738			$8,093,736

Net interest spread			3.80%			3.95%
Fully taxable-equivalent net interest income		$216,542			$203,115

Net interest margin			5.32%			5.53%

(1)
Includes average nonaccrual loans of $51,710 and $31,352 for 2001 and 2000, respectively.

(2)
Loan income includes loan fees of $11,250 and $8,959 for 2001 and 2000, respectively.

    Average loans rose to $6.5 billion for the second quarter of 2001, an increase of 3 percent over the prior-year second quarter. Average relationship loans increased $560.3 million, or 10 percent, this quarter over the year-ago quarter. Conversely, average syndicated non-relationship loans fell to $133.8 million for the second quarter of 2001, down significantly from both the second quarter of 2000, as well as the first quarter of 2001. For the first half of 2001, average relationship loans increased 16 percent to $6.4 billion from $5.5 billion for the first half of 2000.

    The growth in average relationship loans over the year-ago quarter was driven primarily by increases in real estate mortgage, commercial and residential first mortgage loans. Compared with the prior-year second quarter, real estate mortgage loan average balances rose 19 percent to $1.6 billion from $1.3 billion, commercial loan averages rose 5 percent to $2.9 billion from $2.8 billion and residential first mortgage loans rose 9 percent to $1.3 billion, from $1.2 billion. Other relationship loan categories also contributed to loan growth over the prior-year second quarter.

    Average securities increased $308.9 million, or 22 percent, to $1.7 billion for the second quarter of 2001 compared with the second quarter of 2000 and increased 9 percent from the first quarter of 2001. For the first half of 2001, average securities increased $328.9 million, or 25 percent, to $1.6 billion from the first half of 2000

    Average deposits during the second quarter of 2001 increased 11 percent to $7.0 billion over the second quarter of 2000, and were $188.4 million higher than the first quarter of 2001. During the first half of 2001, average deposits increased 15 percent to $6.9 billion, compared with $6.0 billion for the first half of 2000.

    During the second quarter of 2001, average core deposits, which provide a stable source of low cost funding, were $5.5 billion, an increase of 9 percent over the $5.1 billion in the second quarter of 2000, and 7 percent higher than the $5.1 billion for the first quarter of 2001. Average core deposits represented 79 percent of the total average deposit base for the quarter. For the first half of 2001, average core deposits were $5.3 billion compared with $4.8 billion for the first half of 2000, an increase of 11 percent. Internal growth, increased sales of cash management products and a reduction in the earnings credit on analyzed deposit accounts resulting from lower interest rates, all contributed to the growth in deposits.

    Net interest income is impacted by the volume and rate of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between the second quarter and the first six months of 2001 and the second quarter and the first six months of 2000, as well as between the second quarter and the first six months of 2000 and the second quarter and the first six months of 1999.

Changes In Net Interest Income

	For the three months ended June 30, 2001 vs 2000			For the three months ended June 30, 2000 vs 1999
	Increase (decrease) due to			Increase (decrease) due to
			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
(Dollars in thousands)
Interest earned on:
Loans	$4,572	$(15,587)	$(11,015)	$37,759	$9,820	$47,579
Securities available-for-sale	5,173	(1,323)	3,850	4,512	1,736	6,248
Trading account securities	134	(322)	(188)	(226)	209	(17)
Federal funds sold and securities purchased under resale agreements	334	(358)	(24)	248	165	413

Total interest-earning assets	10,213	(17,590)	(7,377)	42,293	11,930	54,223

Interest paid on:
Interest checking deposits	35	(247)	(212)	181	(42)	139
Money market deposits	1,594	(1,033)	561	3,151	2,073	5,224
Savings deposits	124	(464)	(340)	436	(247)	189
Other time deposits	3,259	(2,467)	792	5,899	3,337	9,236
Other borrowings	(3,266)	(5,526)	(8,792)	6,596	3,790	10,386

Total interest-bearing liabilities	1,746	(9,737)	(7,991)	16,263	8,911	25,174

	$8,467	$(7,853)	$614	$26,030	$3,019	$29,049

	For the six months ended June 30, 2001 vs 2000			For the six months ended June 30, 2000 vs 1999
	Increase (decrease) due to			Increase (decrease) due to
			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
(Dollars in thousands)
Interest earned on:
Loans	$20,485	$(14,542)	$5,943	$65,110	$9,730	$74,840
Securities	11,251	(1,644)	9,607	6,163	3,175	9,338
Trading account securities	(12)	(438)	(450)	54	502	556
Federal funds sold and securities purchased under resale agreements	89	(298)	(209)	546	150	696

Total interest-earning assets	31,813	(16,922)	14,891	71,873	13,557	85,430

Interest paid on:
Interest checking deposits	139	(200)	(61)	276	(190)	86
Money market deposits	2,525	60	2,585	5,012	2,738	7,750
Savings deposits	328	(761)	(433)	874	(423)	451
Other time deposits	9,791	72	9,863	12,586	4,923	17,509
Other borrowings	(4,457)	(6,033)	(10,490)	9,305	6,081	15,386

Total interest-bearing liabilities	8,326	(6,862)	1,464	28,053	13,129	41,182

	$23,487	$(10,060)	$13,427	$43,820	$428	$44,248

    Management expects the net interest margin for all of 2001 will be modestly lower than the 5.44 percent reported for 2000, but slightly above the current quarterly level of 5.23 percent, as time deposits and interest rate swaps re-price on a lagged basis. This expectation is contingent on rates remaining stable for the rest of the year; further modest reductions in rates would not be anticipated to materially alter that margin.

Provision for Credit Losses

    The Company recorded a provision for credit losses of $6.5 million and $14.0 million for the second quarter and first half of 2001, respectively, compared with $4.0 million for both the second quarter and first half of 2000. The provision for credit losses in the first quarter of 2001 was $7.5 million. The provision for credit losses primarily reflects the levels of net loan charge-offs and nonaccrual loans, as well as management's ongoing assessment of the credit quality of the portfolio and the year-over-year growth of the loan portfolio.

    The provision for credit losses to be taken in the balance of 2001 will reflect management's assessment of the above factors, as well as the economic environment at each reporting date. Based on its current assessment of these factors, management anticipates that a provision for credit losses of approximately $28 million to $38 million may be required for all of 2001. However, no assurance may be given that these factors or management's assessment of them will not change in the future. See "— Allowance for Credit Losses."

Noninterest Income

    Reflecting the success of strategic initiatives to grow fee income, noninterest income continued its strong, across-the-board growth, increasing 23 percent to $32.9 million in the second quarter of 2001, from $26.8 million in the second quarter of 2000, and 5 percent from the $31.3 million for the first quarter of 2001. Noninterest income of $64.2 million for the first half of 2001 increased 26 percent over the $51.0 million for the first half of 2000. Noninterest income for the second quarter and first half of 2001 was 24 percent and 23 percent of total revenues, compared with 20 percent and 21 percent, respectively, for the second quarter and first half of 2000.

    Trust and investment fee revenue was helped by the acquisition of Reed, Conner & Birdwell, which closed at year-end 2000, and an increase in new business within City National Investments (CNI). Assets under administration totaled $18.5 billion at June 30, 2001, including $7.2 billion under management, compared with $15.5 billion and $5.4 billion, respectively, at June 30, 2000, and $17.9 billion and $6.6 billion, respectively, at March 31, 2001. Assets under management at June 30, 2001 and March 31, 2001 included $1.2 billion and $1.1 billion, respectively, of assets managed by Reed, Conner & Birdwell. The remaining year-over-year increase in assets under management is primarily attributable to increased participation in the CNI Charter Funds, City National's family of mutual funds.

    The other key component in the growth of noninterest income is cash management and deposit transaction fees. These increased as the result of strong internal growth in deposits, in many cases attributable to higher sales of new online cash management products.

    International services income rose primarily as a result of an increase in fee income associated with standby letters of credit and foreign exchange.

    Gains on the sale of assets and the repurchase of debt and gains (losses) on the sale of securities amounted to $1.4 million for the second quarter of 2001, compared with no material gain or loss for the same period a year earlier, and gains of $1.7 million for the first quarter of 2001. The repurchase of $8.7 million of subordinated debt along with the cancellation of the related interest rate swaps resulted in a $0.9 million gain in the second quarter of 2001. For the first half of 2001, $3.2 million in gains on the sale of assets and the repurchase of debt and gains on the sale of securities were realized, compared with $0.2 million for the first half of 2000.

    Management expects growth in noninterest income to range from 15 percent to 20 percent for 2001.

Noninterest Expense

    Noninterest expense was $79.0 million in the second quarter of 2001, up 4 percent from $76.1 million for the second quarter of 2000, and 3 percent from $76.6 million for the first quarter of 2001. The increase over the year-ago quarter was primarily the result of the Corporation's growth, including expenses related to Reed, Conner & Birdwell, new offices and additional colleagues. Noninterest expense for the first half of 2001 was $155.6 million, an increase of 7 percent compared with $145.2 million for the first half of 2000. Amortization of goodwill reduced net income by $3.2 million for the second quarter and $6.4 million for the first half of 2001.

    The Corporation's cash efficiency ratio for the second quarter of 2001 improved to 52.60 percent, from 53.26 percent for the second quarter of 2000. The 1 percent improvement is due to both increased revenues and the Corporation's ongoing efforts to improve efficiency and productivity. The cash efficiency ratio for the current quarter rose slightly from the 52.01 percent for the first quarter of 2001. For the first half of 2001, the cash efficiency ratio was 52.31 percent compared with 54.03 percent for the first half of 2000.

    Management currently anticipates that 2001 noninterest expense will increase between 5 percent and 8 percent from 2000.

Income Taxes

    The effective tax rate, including the impact of the reduction in the expected full-year effective income tax rate attributable to first quarter 2001 pre-tax income, was 30.7 percent for the second quarter, and 33.1 percent for the first half of 2001. This compares with 34.9 percent for the second quarter and 34.7 percent for the first half of 2000. The lower tax rates, compared with prior periods, are due primarily to the formation of a special purpose subsidiary for capital- raising activities during the second quarter of 2001. The Corporation continues to evaluate its long-term plan for its registered investment company subsidiary. Management currently anticipates its effective tax rate may approximate the 32.5 percent to 33.5 percent range for 2001.

Balance Sheet Analysis

    Total average assets reached $9.1 billion in the second quarter of 2001, an increase of 7 percent over the $8.5 billion in average assets for the second quarter of 2000 and an increase of 2 percent over the $8.9 billion in average assets for the first quarter of 2001. Total assets at June 30, 2001 were $9.1 billion, compared with $8.7 billion at June 30, 2000 and $9.1 billion at December 31, 2000. Securities and, to a lesser extent, loans accounted for the increase in assets from last year and the first quarter of 2001.

Securities

    Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

	June 30, 2001		December 31, 2000		June 30, 2000
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
(Dollars in thousands)
U.S. Gov. and federal agency	$357,155	$360,190	$646,629	$648,374	$595,432	$590,846
Mortgage-backed	795,577	796,184	438,667	437,221	366,467	350,082
State and Municipal	177,704	180,757	158,983	160,139	162,789	159,511
Other debt securities	167,537	163,175	165,489	150,913	166,662	144,452

Total debt securities	1,497,973	1,500,306	1,409,768	1,396,647	1,291,350	1,244,891
Marketable equity securities	174,450	166,731	157,908	151,197	158,643	150,848

Total securities	$1,672,423	$1,667,037	$1,567,676	$1,547,844	$1,449,993	$1,395,739

    At June 30, 2001, securities available-for-sale totaled $1.7 billion, an increase of $271.3 million compared with holdings at June 30, 2000 and an increase of $119.2 million from December 31, 2000. At June 30, 2001, the portfolio had a unrealized net loss of $5.4 million compared with a net loss of $54.3 million and $19.8 million at June 30, 2000 and December 31, 2000, respectively.

    The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of June 30, 2001. To compare the tax-exempt assets yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
	Amount	(%) Yield	Amount	(%) Yield	Amount	(%) Yield	Amount	(%) Yield	Amount	(%) Yield
(Dollars in thousands)
U.S. Gov. and federal agency	$30,391	6.00	$196,893	6.41	$132,906	6.25	$—	—	$360,190	6.31
Mortgage-backed	—	—	5,774	5.88	8,533	6.30	781,876	6.62	796,184	6.61
State and Municipal	13,020	6.78	59,691	6.77	102,316	6.75	5,731	6.67	180,757	6.77
Other debt securities	—	—	—	—	94,240	7.54	68,935	8.08	163,175	7.77

Total debt securities	$43,411	6.23	$262,358	6.48	$337,995	6.76	$856,542	6.73	$1,500,306	6.67

Amortized cost	$42,987		$257,975		$340,759		$856,252		$1,497,973

    Dividend income included in interest income on securities in the Unaudited Consolidated Statement of Income and Comprehensive Income for the second quarter of 2001 and 2000 was $2.4 million and $2.8 million, and $4.6 million and $5.1 million for the first half of 2001 and 2000, respectively.

Loan Portfolio

    A comparative period-end loan table is presented below:

Loans

	June 30, 2001	December 31, 2000	June 30, 2000
(Dollars in thousands)
Commercial	$2,902,807	$3,056,464	$2,782,611
Residential first mortgages	1,407,621	1,273,711	1,238,224
Real estate construction	490,146	452,301	421,178
Real estate mortgages	1,582,691	1,479,862	1,395,187
Installment	73,569	73,018	65,702

Total relationship loans	6,456,834	6,335,356	5,902,902
Syndicated non-relationship loans	110,536	191,789	442,293

Total loans, gross	6,567,370	6,527,145	6,345,195
Less: Allowance for credit losses	(133,883)	(135,435)	(140,484)

Total loans, net	$6,433,487	$6,391,710	$6,204,711

    Total loans at June 30, 2001 were $6.6 billion, compared with $6.3 billion at June 30, 2000, and $6.5 billion at December 31, 2000. At June 30, 2001, the commercial loan portfolio contained no direct energy-related borrowings, and technology-related borrowings accounted for less than 1 percent of the commercial loan portfolio.

    At June 30, 2001, syndicated non-relationship loans were $110.5 million, or 1.7 percent of the loan portfolio, compared with $191.8 million at December 31, 2000, and $442.3 million at June 30, 2000. The average outstanding loan balance in the syndicated non-relationship portfolio at June 30, 2001 was $2.6 million, which represents just under half the average commitment amount.

    Management anticipates average relationship loan growth in 2001 will range from 9 percent to 13 percent, reflecting its expectation that the California economy will continue to grow, but at a slower pace than experienced in recent years.

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

Nonaccrual Loans, ORE and Restructured Loans

	June 30, 2001	December 31, 2000	June 30, 2000
(Dollars in thousands)
Nonaccrual loans:
Commercial
Relationship	$19,775	$30,343	$17,741
Syndicated non-relationship	8,143	23,012	3,342

	27,918	53,355	21,083
Real estate	7,362	8,132	11,056
Installment	1,805	499	2,938

Total	37,085	61,986	35,077
ORE	1,212	522	447

Total nonaccrual loans and ORE	$38,297	$62,508	$35,524

Total non accrual loans as a percentage of total loans	0.56%	0.95%	0.55%
Total non accrual loans and ORE as a percentage of total loans and ORE	0.58	0.96	0.56
Allowance for credit losses to total loans	2.04	2.07	2.21
Allowance for credit losses total nonaccrual loans	361.02	218.49	400.50
Loans past due 90 days or more on accrual status:
Commercial	$12,120	$1,404	$5,058
Real estate	800	4,361	195
Installment	187	159	450

Total	$13,107	$5,924	$5,703

Restructured loans:
On accrual status	$659	$829	$2,424
On nonaccrual status	804	740	108

Total	$1,463	$1,569	$2,532

    Total nonperforming assets (nonaccrual loans and ORE) were $38.3 million, or 0.58 percent of total loans and ORE, at June 30, 2001, compared with $35.5 million, or 0.56 percent, at June 30, 2000, and $62.5 million, or 0.96 percent, at December 31, 2000. Nonperforming assets decreased 39 percent from year-end 2000.

    Total nonperforming relationship assets were $30.2 million, or 0.47 percent of total relationship loans and ORE, at June 30, 2001, compared with $32.2 million, or 0.55 percent, at June 30, 2000, and $39.5 million, or 0.62 percent, at December 31, 2000, and do not contain any concentration of credits within a specific industry sector. Total syndicated non-relationship loans on nonaccrual status totaled $8.1 million at June 30, 2001 and consisted of two loans, compared with five loans totaling $23.0 million that were outstanding at December 31, 2000.

    The table below summarizes the changes in nonaccrual loans for the three and six months ended June 30, 2001.

Changes in Nonaccrual Loans

	For the three months ended June 30,		For the six months ended June 30,
	2001	2000	2001	2000
	(Dollars in thousands)
Balance, beginning of period	$52,729	$32,330	$61,986	$25,288
Additions from acquisitions	—	—	—	4,428
Loans placed on nonaccrual
Relationship	5,920	13,821	17,522	16,096
Syndicated non-relationship	4,349	—	4,349	4,408

	10,269	13,821	21,871	20,504
Charge offs	(7,578)	(4,101)	(16,529)	(5,304)
Loans returned to accrual status	—	(109)	(956)	(109)
Repayments (including interest applied to principal)	(18,173)	(6,864)	(29,125)	(9,730)
Transferred to ORE	(162)	—	(162)	—

Balance, end of period	$37,085	$35,077	$37,085	$35,077

    In addition to loans disclosed above as nonaccrual or restructured, management has also identified $14.6 million of problem loans about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable. Included in the $14.6 million is one syndicated non-relationship loan of $6.6 million and $8.0 million in loans to ten borrowers. Potential problem loans were $7.3 million at June 30, 2000 and $5.4 million at December 31, 2000.

    Management's classification of a loan as a nonaccrual, restructured or problem loan does not necessarily indicate that the principal of the loan is uncollectable in whole or in part.

Allowance for Credit Losses

    The allowance for credit losses at June 30, 2001 totaled $133.9 million, or 2.04 percent of outstanding loans. This compares with an allowance of $140.5 million, or 2.21 percent of outstanding loans, at June 30, 2000, and an allowance of $135.4 million, or 2.07 percent of outstanding loans at December 31, 2000. The allowance for credit losses as a percentage of nonaccrual loans was 361 percent at June 30, 2001, compared with 401 percent at June 30, 2000 and 218 percent at December 31, 2000.

    Net loan charge-offs were $7.3 million and $4.0 million for the second quarters of 2001 and 2000, respectively. Net loan charge-offs for the first quarter of 2001 were $8.2 million. For the first six months of 2001 and 2000, net loan charge-offs were $15.6 million and $7.5 million, respectively.

    Relationship loan net charge-offs were $4.3 million for the second quarter of 2001, compared with $0.8 million for the second quarter of 2000 and $6.3 million for the first quarter of 2001. Second quarter 2001 syndicated non-relationship loan net charge-offs were $3.1 million, compared with $3.2 million in the second quarter of 2000, and $1.9 million for the first quarter of 2001.

    As a percentage of average loans, annualized net charge-offs were 0.45 percent, 0.25 percent and 0.51 percent for the second quarters of 2001 and 2000, and the first quarter of 2001, respectively. Relationship loan annualized net charge-offs were 0.27 percent of average relationship loans outstanding for the second quarter of 2001, compared with 0.06 percent for the second quarter of 2000, and 0.40 percent for the first quarter of 2001.

    The allowance for credit losses is maintained at a level which management deems appropriate based on a thorough analysis of numerous factors, including levels of net charge-offs and nonaccrual loans and continuing growth in the loan portfolio. Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which may be beyond management's control. No assurances can be given that the Company will not sustain credit losses, in any particular period, that are sizable in relation to the allowance for credit losses. Based on known information available to it at the date of this report, management believes the allowance for credit losses is adequate to cover risks inherent in the portfolio at June 30, 2001. Subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators will dictate the level of provisions required to maintain the adequacy of the allowance for credit losses.

    The table below summarizes the changes in the allowance for credit losses for the second quarter of 2001 and 2000.

Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
	2001	2000	2001	2000
(Dollars in thousands)
Average amount of loans outstanding	$6,537,375	$6,331,721	$6,529,587	$6,036,030

Balance of allowance for credit losses, beginning of period	$134,727	$140,450	$135,435	$134,077
Loans charged off:
Commercial
Relationship	(7,235)	(5,645)	(16,330)	(9,478)
Syndicated non-relationship	(3,113)	(3,166)	(5,214)	(4,232)

	(10,348)	(8,811)	(21,544)	(13,710)
Real estate and other	(490)	(43)	(1,378)	(703)

Total loans charged off	(10,838)	(8,854)	(22,922)	(14,413)

Less recoveries of loans previously charged off:
Commercial	3,349	3,482	3,373	5,214
Real estate and other	145	1,406	3,997	1,679

Total recoveries	3,494	4,888	7,370	6,893

Net loans (charged off) recovered	(7,344)	(3,966)	(15,552)	(7,520)
Additions to allowance charged to operating expense	6,500	4,000	14,000	4,000
Additions to allowance from acquisitions	—	—	—	9,927

Balance, end of period	$133,883	140,484	133,883	140,484

Total net charge-offs to average loans (annualized)	(0.45)%	(0.25)%	(0.48)%	(0.25)

Ratio of allowance for credit losses to total period end loans			2.04%	2.21%

Other Assets

    Other assets included the following:

	Other Assets
	June 30, 2001	December 31, 2000	June 30, 2000
(Dollars in thousands)
Accrued interest receivable	$53,633	$53,423	$50,044
Claim in receivership	21,771	18,950	17,200
Swap mark-to-market.	16,150	—	—
Loans held-for-sale	11,910	7,173	—
Other	32,855	28,833	31,181

Total other assets	$136,319	$108,379	$98,425

    The claim in receivership was acquired in the acquisition of Pacific Bank and is expected to be partially realized in 2001.

Deposits

    Deposits totaled $7.1 billion at June 30, 2001, compared with $6.4 billion at June 30, 2000, and $7.4 billion at December 31, 2000. The year-over-year increase resulted from the Company's increased marketing efforts and the nature of the Company's relationship business, which allows customers to maintain balances as compensation for banking services. Demand deposits accounted for 44 percent of total deposits at June 30, 2001. Core deposits which continued to provide substantial benefits to the Bank's cost of funds were 81 percent of total deposits at June 30, 2001. See "— Net Interest Income."

    Management expects average deposit growth in 2001, compared with 2000, to be in the range of 8 percent to 12 percent.

CAPITAL ADEQUACY REQUIREMENT

    The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at June 30, 2001, December 31, 2000 and June 30, 2000.

	Regulatory Well Capitalized Standards	June 30, 2001	December 31, 2000	June 30, 2000
City National Corporation
Tier 1 leverage	4.00%	6.97%	6.49%	6.19%
Tier 1 risk-based capital	6.00	8.76	7.84	7.49
Total risk-based capital	10.00	11.64	10.85	10.56
City National Bank
Tier 1 leverage	4.00%	6.51%	6.23%	5.96%
Tier 1 risk-based capital	6.00	8.19	7.55	7.22
Total risk-based capital	10.00	11.08	10.57	10.29

    On July 25, 2001, the Corporation declared a regular quarterly cash dividend on common stock at a rate of $0.185 per share to shareholders of record on August 8, 2001, payable on August 20, 2001.

LIQUIDITY MANAGEMENT

    The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale. Liquidity is also provided by maturing securities and loans.

    Average core deposits and shareholders' equity comprised 69 percent of total funding in the second quarter of 2001, compared with 67 percent in the second quarter of 2000. This increase allowed the Company to decrease its use of more costly alternative funding sources. See "— Net Interest Income."

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

    A quantitative and qualitative discussion about market risk is included on pages A-14 to A-17 of the Corporation's Form 10-K for the year ended December 31, 2000. During the second quarter of 2001, the Company's interest rate position remained slightly asset sensitive, and at all times remained within the limits set by the Board of Directors.

    As of June 30, 2001, the Company had $881.4 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $581.4 million have maturities greater than one year. The Company's interest-rate risk-management instruments had a fair value and credit exposure risk of $16.1 million and $18.1 million at June 30, 2001 and March 31, 2001, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Company's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain market value exposure thresholds are exceeded. As of June 30, 2001, the Company had received securities with a total market value of $15.4 million to reduce counterparty exposure.

    At June 30, 2001, the Company's outstanding foreign exchange contracts for both those purchased as well as sold totaled $94.3 million. The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging for clients' transaction and economic exposures arising out of commercial transactions. The Company's policies prohibit outright speculation by the Company and its employees. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at June 30, 2001 have remaining maturities of 12 months or less.

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

    An economic slowdown in California could hurt our business.  A continuing economic slowdown in California attributable to energy supply and cost issues, a slowing of activities in the technology, communications and manufacturing sectors, or any other unforeseen events could have the following consequences, any of which could hurt our business:

  •
  Loan delinquencies may increase;

  •
  Problem assets and foreclosures may increase;

  •
  Demand for our products and services may decline; and

  •
  Collateral for loans made by us, especially real estate, may decline in value, in turn reducing clients' borrowing power, and reducing the value of assets and collateral associated with our existing loans.

    Changes in interest rates affect our profitability.  The Federal Reserve has lowered interest rates six times in the last year, and accordingly, we have lowered our interest rates on some loan and deposit products to maintain a competitive position. Changes in prevailing rates may hurt our business. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities fluctuates. This causes decreases in our spread and affects our income. In addition, interest rates affect how much money we lend. For example, when interest rates rise, loan originations tend to decrease.

    Significant changes in the provision or applications of laws on regulations affecting our business could materially affect our business.  The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. Parts of our business are also subject to federal and state securities laws and regulations. Significant changes in these laws and regulations would also affect our business. Recent new laws affecting our business include the implementation of the Gramm-Leach-Bliley Act, and the adoption of new regulations by the banking agencies under this new law. The long term impact of compliance with these new laws, and other related privacy initiatives is difficult to predict at this time.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    On April 25, 2001, the Registrant held its annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected. The following table sets forth the number of votes cast for, or withheld with respect to, each director nominated for election.

Directors	For	Withheld
Russell Goldsmith	43,703,311	1,215,489
Michael L. Meyer	43,662,792	1,256,008
Ronald L. Olson	43,494,550	1,424,250

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

No.
10.2.4	Employment Agreement made as of May 15, 2001 by and between Bram Goldsmith and the Registrant and City National Bank, including Eighth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and The Goldsmith 1980 Insurance Trust dated May 15, 2001.

    (b) Reports on Form 8-K

    On April 18, 2001, the Corporation filed a report on Form 8-K under item 5 regarding the financial results for the quarter ended March 31, 2001. Included in the report was a press releases dated April 17, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
DATE: August 14, 2001	/s/ FRANK P. PEKNY Frank P. Pekny Executive Vice President and Chief Financial Officer/Treasurer (Authorized Officer and Principal Financial Officer)

QuickLinks

  PART I—FINANCIAL INFORMATON ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FINANCIAL HIGHLIGHTS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
  PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K