Form 10-Q
period 2001-09-30
CITY NATIONAL CORP
filed 2001-11-14
CIK 201461

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-10521

CITY NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	92-2568550 (I.R.S. Employer Identification No.)
City National Center 400 North Roxbury Drive, Beverly Hills, California (Address of principal executive offices)	90210 (Zip Code)

(Registrant's telephone number, including area code) (310) 888-6000

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of common stock outstanding at October 31, 2001: 48,126,956

PART 1—FINANCIAL INFORMATON

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

Dollars in thousands , except per share amounts	September 30, 2001	December 31, 2000	September 30, 2000
Assets
Cash and due from banks	$418,830	$386,814	$393,669
Federal funds sold	311,500	165,000	30,000
Securities available-for-sale—cost $1,721,902; $1,567,676 and $1,636,932 at September 30, 2001, December 31, 2000 and September 30, 2000, respectively	1,752,985	1,547,844	1,598,277
Trading account securities	44,913	46,078	61,805
Loans	6,850,982	6,527,145	6,426,792
Less allowance for credit losses	137,239	135,435	139,195

Net loans	6,713,743	6,391,710	6,287,597
Premises and equipment, net	66,890	63,010	60,458
Customers' acceptance liability	6,829	14,736	14,972
Deferred tax asset	36,511	65,986	66,892
Goodwill	161,987	171,559	158,881
Core deposit intangibles	19,935	24,148	25,553
Bank owned life insurance	55,009	52,820	52,166
Affordable housing investments	58,566	58,585	60,072
Other assets	138,376	108,379	103,613

Total assets	$9,786,074	$9,096,669	$8,913,955

Liabilities
Demand deposits	$3,275,183	$3,276,203	$2,743,717
Interest checking deposits	514,998	619,332	568,178
Money market deposits	1,672,733	1,344,244	1,446,375
Savings deposits	246,002	244,707	246,146
Time deposits—under $100,000	246,047	247,797	253,853
Time deposits—$100,000 and over	1,445,389	1,676,387	1,615,244

Total deposits	7,400,352	7,408,670	6,873,513
Federal funds purchased and securities sold under repurchase agreements	149,701	139,841	132,750
Other short-term borrowings	785,125	315,125	740,638
Subordinated debt	274,493	123,641	123,594
Long-term debt	194,995	205,000	205,000
Other liabilities	99,174	146,008	112,830
Acceptances outstanding	6,829	14,736	14,972

Total liabilities	8,910,669	8,353,021	8,203,297

Commitments and contingencies
Shareholders' Equity
Preferred Stock authorized—5,000,000: none outstanding	—	—	—
Common Stock-par value-$1.00; authorized—75,000,000; Issued—48,118,566; 47,785,345; and 47,765,807 shares at September 30, 2001, December 31, 2000 and September 30, 2000, respectively	48,119	47,785	47,766
Additional paid-in capital	300,434	292,358	290,009
Accumulated other comprehensive income (loss)	27,948	(11,493)	(22,402)
Retained earnings	500,886	420,024	395,285
Treasury shares, at cost—50,000; 155,355 and 0 shares at September 30, 2001, December 31, 2000 and September 30, 2000, respectively	(1,982)	(5,026)	—

Total shareholders' equity	875,405	743,648	710,658

Total liabilities and shareholders' equity	$9,786,074	$9,096,669	$8,913,955

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
In thousands, except per share amounts
	2001	2000	2001	2000
Interest Income
Loans	$128,744	$144,371	$396,854	$406,676
Federal funds sold and securities purchased under resale agreements	554	463	2,025	2,143
Securities available-for-sale	26,849	24,935	76,577	65,337
Trading account	369	1,158	1,742	2,914

Total interest income	156,516	170,927	477,198	477,070

Interest Expense
Deposits	30,325	42,609	108,899	109,229
Federal funds purchased and securities sold under repurchase agreements	4,005	3,882	12,296	12,445
Other short-term borrowings	7,346	15,544	23,386	41,226
Subordinated debt	2,074	2,135	5,466	5,952
Other long-term debt	1,637	2,756	6,056	7,326

Total interest expense	45,387	66,926	156,103	176,178

Net interest income	111,129	104,001	321,095	300,892
Provision for credit losses	10,000	7,000	24,000	11,000

Net interest income after provision for credit losses	101,129	97,001	297,095	289,892

Noninterest Income
Trust fees and investment fee revenue	14,896	12,028	43,348	34,810
Cash management and deposit transaction charges	8,068	5,888	22,199	17,194
International services	3,756	3,967	11,155	11,024
Bank owned life insurance	714	646	2,135	1,924
Gain (loss) on sale of loans and assets/debt repurchase	(355)	(82)	1,293	(77)
Gain on sale of securities	916	1,819	2,432	2,037
Other	4,287	4,256	13,875	12,643

Total noninterest income	32,282	28,522	96,437	79,555

Noninterest Expense
Salaries and other employee benefits	42,476	40,506	127,961	120,944
Net occupancy of premises	6,434	7,235	19,406	17,783
Professional	6,203	5,047	18,325	16,738
Information services	4,111	3,369	12,028	10,365
Depreciation	3,510	3,203	10,260	9,484
Amortization of goodwill	3,220	2,957	9,647	8,190
Marketing and advertising	2,375	2,503	8,272	8,827
Office services	2,159	2,302	6,793	7,144
Amortization of core deposit intangibles	1,405	1,404	4,214	4,039
Equipment	497	537	1,596	1,739
Other operating	4,939	4,921	14,443	13,890

Total noninterest expense	77,329	73,984	232,945	219,143

Income before income taxes	56,082	51,539	160,587	150,304
Income taxes	18,598	17,378	53,168	51,690

Net income	37,484	34,161	107,419	98,614

Other comprehensive income
Unrealized gain on securities available-for-sale	31,341	15,254	45,837	7,535
Initial gain on cash flow hedges from implementation of FAS 133	—	—	2,404	—
Additional unrealized gain on cash flow hedges	10,733	—	19,058	—
Less: reclassification adjustment for gain (loss) included in net income	(2,256)	(344)	(748)	(729)
Income taxes	18,638	6,559	28,606	3,473

Other comprehensive income	25,692	9,039	39,441	4,791

Comprehensive income	$63,176	$43,200	$146,860	$103,405

Net income per share, basic	$0.78	$0.72	$2.25	$2.09

Net income per share, diluted	$0.75	$0.70	$2.18	$2.04

Shares used to compute income per share, basic	48,016	47,694	47,822	47,093

Shares used to compute income per share, diluted	49,804	49,082	49,286	48,352

Dividends per share	$0.185	$0.175	$0.555	$0.525

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
Dollars in thousands
	2001	2000
Cash Flows From Operating Activities
Net income	$107,419	$98,614
Adjustments to net income:
Provision for credit losses	24,000	11,000
Amortization of goodwill and core deposit intangibles	13,861	12,229
Depreciation	10,260	9,484
Deferred income tax	869	5,548
Loss (gain) on sales of ORE	24	(3)
Gain on sales of loans and assets / debt repurchase	(1,293)	—
Gain on sale of securities	(2,432)	(2,037)
Net increase in other assets	(49,880)	(17,576)
Net (increase) decrease in trading securities	1,165	(34,091)
Other, net	20,842	15,536

Net cash provided by operating activities	124,835	98,704

Cash Flows From Investing Activities
Purchase of securities	(989,880)	(1,101,389)
Sales of securities available-for-sale	311,948	223,235
Maturities of securities	526,299	518,375
Purchase of residential mortgage loans	(7,129)	—
Sales of loans	53,701	20,054
Loan originations net of principal collections	(401,678)	(466,938)
Proceeds from sales of ORE	10	1,260
Purchase of premises and equipment	(17,078)	(8,327)
Net cash from acquisitions	—	78,715
Other, net	5	(6,810)

Net cash used by investing activities	(523,802)	(741,825)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(8,318)	502,411
Proceeds from issuance of other long-term debt	100,000	150,000
Net increase in federal funds purchased and securities sold
under repurchase agreements	9,860	37,263
Net increase in short-term borrowings, net of transfers from long-term debt	355,000	143,899
Repayment of long-term debt	—	(25,000)
Repurchase of subordinated debt	(8,467)	—
Net proceeds from issuance of subordinated debt	148,202	—
Proceeds from exercise of stock options	12,824	6,807
Stock repurchases	(5,061)	(14,229)
Cash dividends paid	(26,557)	(24,539)

Net cash provided by financing activities	577,483	776,612

Net increase in cash and cash equivalents	178,516	133,491
Cash and cash equivalents at beginning of year	551,814	290,178

Cash and cash equivalents at end of period	$730,330	$423,669

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$170,670	$171,207
Income taxes	68,700	9,321
Non-cash investing activities:
Transfer from loans to foreclosed assets	$162	$156
Transfer from long-term debt to short-term borrowings	115,000	100,000

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	For the nine months ended September 30,
Dollars in thousands
	2001	2000
Common Stock
Balance, beginning of period	$47,785	$46,885
Stock issued for acquisitions	—	650
Stock options exercised	334	231

Balance, end of period	48,119	47,766

Additional paid-in capital
Balance, beginning of period	292,358	276,464
Tax benefit from stock options	3,691	2,388
Stock options exercised	4,385	2,008
Excess of market value of shares issued for acquisitions over historical cost	—	9,149

Balance, end of period	300,434	290,009

Accumulated other comprehensive income (loss)
Balance, beginning of period	(11,493)	(27,193)
Other comprehensive income net of income taxes	39,441	4,791

Balance, end of period	27,948	(22,402)

Retained earnings
Balance, beginning of period	420,024	321,210
Net income	107,419	98,614
Dividends paid	(26,557)	(24,539)

Balance, end of period	500,886	395,285

Treasury shares
Balance, beginning of period	(5,026)	(45,720)
Purchase of shares	(5,061)	(14,229)
Issuance of shares for acquisitions	—	55,381
Issuance of shares for stock options	8,105	4,568

Balance, end of period	(1,982)	—

Total shareholders' equity	$875,405	$710,658

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

2.
The results of operations reflect the interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. The results for the 2001 interim periods are not necessarily indicative of the results expected for the full year.

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

  As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $158.7 million and unamortized identifiable intangible assets in the amount of $18.5 million all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $11.2 million and $9.6 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

  In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of Statement No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of Statement No. 143.

  In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For long-lived assets to be held and used, Statement No. 144 retains the requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, Statement No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spinoff), Statement No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, Statement No. 144 retains the requirement to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. Statement No. 144 broadens the presentation of discontinued

  operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to "held and used." The provisions of Statement No. 144 are effective for fiscal years beginning after December 15, 2001. Management has not yet determined the impact, if any, of adoption of Statement No. 144.

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

7.
On February 29, 2000, the Corporation acquired The Pacific Bank, N.A. ("Pacific Bank"). In that transaction, Pacific Bank merged into the Bank and the Corporation paid consideration equal to $145.2 million (including the consideration for stock options), 47.0% of which was paid in the Corporation's common stock and 53.0% of which was paid in cash. The transaction was accounted for as a purchase. Pacific Bank had total assets, loans, and deposits of $782.0 million, $488.0 million, and $702.0 million, respectively, at the date of acquisition. The acquisition of Pacific Bank resulted in the recording of goodwill and intangibles of approximately $69.3 million. Included in goodwill as purchase price adjustments were $4.3 million of accrued severance and change of control costs, of which $0.1 million remain unpaid as of September 30, 2001, $1.3 million of paid transaction-related expenses and $3.2 million of exit costs of which approximately $1.8 million remain unpaid as of September 30, 2001. Results reflect the operations of Pacific Bank from February 29, 2000, the date of acquisition.

8.
Reserves established as a purchase price adjustment for the August 27, 1999 acquisition of American Pacific State Bank ("APSB") of $0.1 million for exit costs remain as of September 30, 2001.

9.
Under the October 26, 2000 stock buyback program of one million shares, 341,700 shares have been repurchased at an average price of $33.99 per share including 50,000 shares purchased at an average price of $39.63 during the third quarter of 2001. The shares purchased under the buyback program will be reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. Treasury shares at September 30, 2001 totaled 50,000 shares.

10.
The Company uses interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed rate deposits and borrowings and 2) to certain cash flows related to future interest payments on variable rate loans. As of January 1, 2001, the Company had $800.0 million of notional amount of interest rate swaps which had a fair value of $7.5 million. Of the $800.0 million of interest rate swaps, $450.0 million were fair value hedges of various fixed rate deposits and borrowings and $350.0 million were cash flow hedges related to periodic future interest payments on specific portions of a $1.2 billion variable rate LIBOR based loan portfolio. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in the hedged deposits and borrowings of $5.1 million as of January 1, 2001. The positive mark-to market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $2.4 million, before taxes of $1.0 million as of January 1, 2001. As of September 30, 2001, the Company had $706.4 million of notional amount of interest rate swaps, of which $156.4 million were fair value hedges and $550.0 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $11.9 million. In addition, deposits and borrowing included $2.6 million and comprehensive income included $3.3 million, before taxes of $1.4 million relating to interest rate swaps terminated with positive benefit during the quarter. These amounts will be amortized into income over the designated hedged period. The positive mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $13.8 million, before taxes of $5.8 million. There was no transition adjustment at January 1, 2001 or any ineffectiveness gain or loss that impacted net income for the first nine months of 2001. Amounts to be paid or received on the cash flow hedge interest rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $2.9 million and $4.6 million that were reclassified into net interest income during the three and nine months ended September 30, 2001, respectively. Comprehensive income expected to be reclassified into net interest income within the next 12 months is $12.1 million.

11.
On August 30, 2001, the Bank issued $150 million of 6.75 percent, ten-year, subordinated notes which qualifies as Tier 2 capital. The proceeds were used for general corporate purposes.

CITY NATIONAL CORPORATION
FINANCIAL HIGHLIGHTS
(Unaudited)

	At or for the three months ended			Percentage change September 30, 2001 from
Dollars in thousands, except per share amounts	September 30, 2001	June 30, 2001	September 30, 2000	June 30, 2001	September 30, 2000
For The Quarter
Net income	$37,484	$36,344	$34,161	3%	10%
Net income per common share, basic	0.78	0.76	0.72	3	8
Net income per common share, diluted	0.75	0.74	0.70	1	7
Dividends, per common share	0.185	0.185	0.175	0	6
Cash net income	41,439	40,300	37,853	3	9
Cash net income per common share, basic	0.86	0.84	0.79	2	9
Cash net income per common share, diluted	0.83	0.82	0.77	1	8
At Quarter End
Assets	$9,786,074	$9,123,593	$8,913,955	7	10
Deposits	7,400,352	7,080,634	6,873,513	5	8
Loans	6,850,982	6,567,370	6,426,792	4	7
Securities	1,797,898	1,681,233	1,660,082	7	8
Shareholders' equity	875,405	815,840	710,658	7	23
Book value per share	18.21	17.04	14.88	7	22
Average Balances
Assets	$9,419,018	$9,132,024	$8,757,790	3	8
Deposits	6,947,324	6,975,066	6,501,125	0	7
Loans	6,759,975	6,537,375	6,430,471	3	5
Securities	1,782,906	1,690,786	1,558,339	5	14
Shareholders' equity	844,931	797,398	692,436	6	22
Selected Ratios
Return on average assets	1.58%	1.60%	1.55%	(1)	2
Return on average shareholders' equity	17.60	18.28	19.63	(4)	(10)
Tier 1 leverage	7.17	6.97	6.41	3	12
Tier 1 risk-based capital	9.06	8.76	7.85	3	15
Total risk-based capital	13.93	11.64	10.88	20	28
Dividend payout ratio, per share	23.68	24.39	24.33	(3)	(3)
Net interest margin	5.28	5.23	5.32	1	(1)
Efficiency ratio	52.64	55.87	54.44	(6)	(3)
Cash return on average assets	1.78	1.81	1.75	(2)	2
Cash return on average shareholders' equity	25.09	26.40	29.13	(5)	(14)
Cash efficiency ratio	49.49	52.60	51.23	(6)	(3)
Asset Quality Ratios
Nonaccrual loans to total loans	0.59%	0.56%	0.73%	5	(19)
Nonaccrual loans and ORE to toal loans and ORE	0.59	0.58	0.73	2	(19)
Allowance for credit losses to total loans	2.00	2.04	2.17	(2)	(8)
Allowance for credit losses to non accrual loans	342.11	361.02	296.90	(5)	15
Net charge-offs to average loans—annualized	(0.39)	(0.45)	(0.51)	(13)	(24)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See "Cautionary Statement for Purposes of the "Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below relating to "forward-looking" statements included in this report.

RESULTS OF OPERATIONS

Overview

    The Corporation recorded net income of $37.5 million for the third quarter of 2001, up 10 percent from $34.2 million for the third quarter of 2000 and 3 percent from the second quarter of 2001. Net income per diluted common share of $0.75 increased 7 percent from $0.70 per share in the third quarter of 2000 and was slightly above the $0.74 per share in the second quarter of 2001.

    For the first nine months of 2001, the Corporation recorded net income of $107.4 million, an increase of 9 percent over net income of $98.6 million for the first nine months of 2000. Net income per diluted common share was $2.18, an increase of 7 percent compared with $2.04 per share in the first nine months of 2000.

    Cash net income per diluted common share, which excludes the amortization of core deposit intangibles and goodwill from acquisitions, rose 8 percent to $0.83 per share, compared with $0.77 per share in the third quarter of 2000 and was up slightly compared with $0.82 per share in the second quarter of 2001. For the first nine months of 2001, cash net income per diluted common share was $2.42, an increase of 8 percent from $2.25 per share for the first nine months of 2000.

    The Corporation's return on average assets for the third quarter of 2001 was 1.58 percent, compared with 1.55 percent for the third quarter of 2000 and 1.60 percent for the second quarter of 2001. The return on average shareholders' equity was 17.60 percent for the third quarter of 2001, compared with 19.63 percent for the prior-year third quarter and 18.28 percent for the second quarter of 2001. For the first nine months of 2001, the return on average assets was 1.57 percent and the return on average shareholders' equity was 17.89 percent compared with a 1.58 percent return on average assets and a 20.25 percent return on average shareholders' equity for the first nine months of 2000. The lower return on average shareholders' equity compared with a year ago is due primarily to a higher level of shareholders' equity, which resulted from increased unrealized securities gains and the positive mark-to-market valuation of interest rate swaps treated as cash flow hedges.

    On a cash basis (which excludes goodwill and the after-tax impact of nonqualifying core deposit intangibles from average assets and average shareholders' equity), the return on average assets in the third quarter of 2001 was 1.78 percent, compared with 1.75 percent in the third quarter of 2000, and 1.81 percent for the second quarter of 2001. The return on average shareholders' equity on a cash basis was 25.09 percent for the third quarter of 2001, compared with 29.13 percent for the prior-year third quarter and 26.40 percent for the second quarter of 2001. On a cash basis, for the first nine months of 2001, the return on average assets was 1.78 percent and the return on average shareholders' equity was 25.60 percent, compared with a 1.79 percent return on average assets and 30.09 percent return on average shareholder's equity for the first nine months of 2000.

    Management's estimates of business and economic levels and the related affect on earnings during this period of economic uncertainty are subject to a greater degree of variability than normal given current world events and their impact on the economy. Based on the information available, management continues to expect that net income per diluted common share for 2001 will be approximately 8 percent to 11 percent higher than 2000.

    In anticipation of the elimination of goodwill amortization in 2002, it should be noted that the amortization of goodwill net of tax benefits reduced net income by $3.1 million for the third quarter and $9.4 million for the first nine months of 2001.

Net Interest Income

    Net interest income on a fully taxable-equivalent basis rose 7 percent to $114.7 million in the third quarter of 2001, compared with $107.3 million for the third quarter of 2000. Third quarter 2001 net interest income was 6 percent higher than the $108.4 million recorded for the second quarter of 2001. Fully taxable-equivalent net interest income for the first nine months of 2001 was $331.2 million, an increase of 7 percent over $310.4 million for the first nine months of 2000. Interest income recovered on nonaccrual and charged-off loans included above was $1.4 million in the third quarter of 2001, compared with $0.8 million for the third quarter a year ago and $0.6 million for the second quarter of 2001. Interest recovered in the first nine months of 2001 was $3.6 million compared with $3.1 million for the first nine months of 2000.

    The fully taxable-equivalent net interest margin in the third quarter of 2001 was 5.28 percent, compared with 5.32 percent for the third quarter of 2000 and 5.23 percent for the second quarter of 2001. The net interest margin for the first nine months of 2001 was 5.30 percent compared with 5.46 percent for the first nine months of 2000. The Bank's prime rate was 6.00 percent at September 30, 2001, compared with 9.50 percent a year earlier and 6.75 percent at June 30, 2001. The prime rate was further reduced to 5.50 percent effective October 3, 2001 and 5.00 percent effective November 7, 2001.

    The following tables present the components of net interest income on a fully taxable-equivalent basis for the three and nine months ended September 30, 2001 and September 30, 2000. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Net Interest Income Summary

	For the three months ended September 30, 2001			For the three months ended September 30, 2000
Dollars in thousands	Average Balance	Interest income/ expense(2)	Average interest rate	Average Balance	Interest income/ expense(2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$2,972,774	$58,063	7.75%	$2,848,223	$68,859	9.62%
Real estate mortgages	1,591,224	32,230	8.04	1,416,387	32,466	9.12
Residential first mortgages	1,482,327	26,457	7.08	1,245,026	22,799	7.29
Real estate construction	539,409	9,947	7.32	430,538	11,348	10.49
Installment	72,509	1,698	9.29	67,336	1,566	9.25

Total relationship loans	6,658,243	128,395	7.65	6,007,510	137,038	9.07
Syndicated non-relationship	101,732	1,948	7.60	422,961	8,971	8.44

Total loans(1)	6,759,975	130,343	7.65	6,430,471	146,009	9.03
Securities available-for-sale	1,735,887	28,781	6.58	1,481,735	26,547	7.13
Federal funds sold and securities purchased under resale agreements	73,625	554	2.99	28,817	463	6.39
Trading account securities	47,019	378	3.19	76,604	1,171	6.08

Total interest-earning assets	8,616,506	160,056	7.37	8,017,627	174,190	8.64

Allowance for credit losses	(135,649)			(140,990)
Cash and due from banks	396,452			342,911
Other nonearning assets	541,709			538,242

Total assets	$9,419,018			$8,757,790

Liabilities and Shareholders' Equity
Interest-bearing deposits
Interest checking accounts	$527,300	530	0.40	$572,731	717	0.50
Money market accounts	1,566,201	11,075	2.81	1,353,948	12,656	3.72
Savings deposits	249,068	1,612	2.57	244,837	2,724	4.43
Time deposits—under $100,000	245,271	2,584	4.18	257,536	3,840	5.93
Time deposits—$100,000 and over	1,376,944	14,524	4.18	1,500,383	22,672	6.01

Total interest-bearing deposits	3,964,784	30,325	3.03	3,929,435	42,609	4.31
Federal funds purchased and securities sold under repurchase agreements	450,911	4,005	3.52	239,353	3,882	6.45
Other borrowings	1,073,127	11,057	4.09	1,208,006	20,435	6.73

Total interest-bearing liabilities	5,488,822	45,387	3.28	5,376,794	66,926	4.95

Noninterest-bearing deposits	2,982,540			2,571,690
Other liabilities	102,725			116,870
Shareholders' equity	844,931			692,436

Total liabilities and shareholders' equity	$9,419,018			$8,757,790

Net interest spread			4.09%			3.69%
Fully taxable-equivalent net interest income		$114,669			$107,264

Net interest margin			5.28%			5.32%

(1)
Includes average nonaccrual loans of $40,002 and $38,022 for 2001 and 2000, respectively.

(2)
Loan income includes loan fees of $6,306 and $4,549 for 2001 and 2000, respectively.

Net Interest Income Summary

	For the nine months ended September 30, 2001			For the nine months ended September 30, 2000
Dollars in thousands	Average Balance	Interest income/ expense(2)	Average interest rate	Average Balance	Interest income/ expense(2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$2,971,530	$186,021	8.37%	$2,690,750	$188,689	9.37%
Real estate mortgages	1,569,050	98,923	8.43	1,298,368	90,024	9.26
Residential first mortgages	1,371,504	74,591	7.27	1,226,347	66,855	7.28
Real estate construction	485,394	29,816	8.21	403,868	31,070	10.28
Installment	73,472	5,235	9.53	64,199	4,449	9.26

Total relationship loans	6,470,950	394,586	8.15	5,683,532	381,087	8.96
Syndicated non-relationship	136,279	6,972	6.84	484,937	30,194	8.32

Total loans (1)	6,607,229	401,558	8.13	6,168,469	411,281	8.91
Securities available-for-sale	1,616,725	81,958	6.78	1,312,411	70,147	7.14
Federal funds sold and securities purchased under resale agreements	63,964	2,025	4.23	46,831	2,143	6.11
Trading account securities	61,012	1,773	3.89	71,275	2,986	5.60

Total interest-earning assets	8,348,930	487,314	7.80	7,598,986	486,557	8.55

Allowance for credit losses	(136,185)			(139,609)
Cash and due from banks	395,890			336,820
Other nonearning assets	550,300			520,505

Total assets	$9,158,935			$8,316,702

Liabilities and Shareholders' Equity
Interest-bearing deposits
Interest checking accounts	$556,477	1,712	0.41	$527,996	1,960	0.50
Money market accounts	1,460,561	35,003	3.20	1,287,076	33,999	3.53
Savings deposits	247,243	5,763	3.12	234,181	7,308	4.17
Time deposits—under $100,000	247,239	9,349	5.06	262,751	10,936	5.56
Time deposits—$100,000 and over	1,497,842	57,072	5.09	1,287,685	55,026	5.71

Total interest-bearing deposits	4,009,362	108,899	3.63	3,599,689	109,229	4.05
Federal funds purchased and securities sold under repurchase agreements	373,876	12,296	4.40	273,264	12,445	6.08
Other borrowings	960,516	34,908	4.86	1,137,323	54,504	6.40

Total interest-bearing liabilities	5,343,754	156,103	3.91	5,010,276	176,178	4.70

Noninterest-bearing deposits	2,894,244			2,553,359
Other liabilities	118,297			102,603
Shareholders' equity	802,640			650,464

Total liabilities and shareholders' equity	$9,158,935			$8,316,702

Net interest spread			3.89%			3.85%
Fully taxable-equivalent net interest income		$331,211			$310,379

Net interest margin			5.30%			5.46%

(1)
Includes average nonaccrual loans of $47,807 and $33,575 for 2001 and 2000, respectively.

(2)
Loan income includes loan fees of $17,556 and $13,508 for 2001 and 2000, respectively.

    Average loans rose to $6.8 billion for the third quarter of 2001, an increase of 5 percent over the prior-year third quarter. Average relationship loans increased $0.7 billion, or 11 percent, this quarter over the year-ago quarter. Conversely, average syndicated non-relationship loans fell to $101.7 million for the third quarter of 2001, down significantly from both the third quarter of 2000, as well as the second quarter of 2001. This is consistent with the Bank's objective of reducing its exposure to syndicated non-relationship loans.

    For the first nine months of 2001, average relationship loans increased 14 percent to $6.5 billion from $5.7 billion for the first nine months of 2000. The growth in average relationship loans over the year-ago period was driven primarily by increases in residential first mortgage loans, real estate mortgage, construction and commercial loans. Compared with the prior-year third quarter averages, residential first mortgage loans rose 19 percent to $1.5 billion from $1.2 billion; real estate mortgage loans rose 12 percent to $1.6 billion from $1.4 billion; construction loans rose 25 percent to $0.5 billion from $0.4 billion; and commercial loans rose 4 percent to $3.0 billion from $2.8 billion.

    Average securities increased $224.6 million, or 14 percent, to $1.8 billion for the third quarter of 2001 compared with the third quarter of 2000 and increased 5 percent from the second quarter of 2001. For the first nine months of 2001, average securities increased $294.1 million, or 21 percent, to $1.7 billion from the first nine months of 2000.

    Average deposits during the third quarter of 2001 increased 7 percent to $6.9 billion over the third quarter of 2000, but were slightly lower than the second quarter of 2001. During the first nine months of 2001, average deposits increased 12 percent to $6.9 billion, compared with $6.2 billion for the first nine months of 2000.

    During the third quarter of 2001, average core deposits, which provide a stable source of low cost funding, were $5.6 billion, an increase of 11 percent over the $5.0 billion in the third quarter of 2000, and were slightly higher than the second quarter of 2001. Average core deposits represented 80 percent of the total average deposit base for the quarter. For the first nine months of 2001, average core deposits were $5.4 billion compared with $4.9 billion for the first nine months of 2000, an increase of 11 percent. Internal growth, increased sales of cash management products and a reduction in the earnings credit on analyzed deposit accounts resulting from lower interest rates all contributed to the growth in deposits from last year.

    Net interest income is impacted by the volume and rate of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between the third quarter and the first nine months of 2001 and the third quarter and the first nine months of 2000, as well as between the third quarter and the first nine months of 2000 and the third quarter and the first nine months of 1999.

Changes In Net Interest Income

	For the three months ended September 30, 2001 vs 2000			For the three months ended September 30, 2000 vs 1999
	Increase (decrease) due to			Increase (decrease) due to
Dollars in thousands			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Loans	$7,284	$(22,950)	$(15,666)	$34,887	$7,883	$42,770
Securities available-for-sale	4,371	(2,137)	2,234	8,262	959	9,221
Trading account securities	(356)	(437)	(793)	102	270	372
Federal funds sold and securities purchased under resale agreements	435	(344)	91	(57)	88	31

Total interest-earning assets	11,734	(25,868)	(14,134)	43,194	9,200	52,394

Interest paid on:
Interest checking deposits	(53)	(134)	(187)	217	55	272
Money market deposits	1,805	(3,386)	(1,581)	3,315	2,135	5,450
Savings deposits	46	(1,158)	(1,112)	274	1,286	1,560
Other time deposits	(1,912)	(7,492)	(9,404)	8,677	3,062	11,739
Other borrowings	1,233	(10,488)	(9,255)	5,358	4,700	10,058

Total interest-bearing liabilities	1,119	(22,658)	(21,539)	17,841	11,238	29,079

	$10,615	$(3,210)	$7,405	$25,353	$(2,038)	$23,315

	For the nine months ended September 30, 2001 vs 2000			For the nine months ended September 30, 2000 vs 1999
	Increase (decrease) due to			Increase (decrease) due to
Dollars in thousands			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Loans	$27,921	$(37,644)	$(9,723)	$99,687	$17,923	$117,610
Securities	15,509	(3,698)	11,811	14,438	4,121	18,559
Trading account securities	(389)	(824)	(1,213)	148	780	928
Federal funds sold and securities purchased under resale agreements	652	(770)	(118)	481	246	727

Total interest-earning assets	43,693	(42,936)	757	114,754	23,070	137,824

Interest paid on:
Interest checking deposits	107	(355)	(248)	456	(98)	358
Money market deposits	4,346	(3,342)	1,004	8,288	4,912	13,200
Savings deposits	387	(1,932)	(1,545)	1,246	765	2,011
Other time deposits	7,743	(7,284)	459	21,264	7,984	29,248
Other borrowings	(3,461)	(16,284)	(19,745)	14,677	10,767	25,444

Total interest-bearing liabilities	9,122	(29,197)	(20,075)	45,931	24,330	70,261

	$34,571	$(13,739)	$20,832	$68,823	$(1,260)	$67,563

    Management expects the net interest margin for 2001 will be slightly less than the 5.30 percent year-to-date margin, as time deposits and interest rate swaps re-price on a lagged basis. This expectation is contingent on rates remaining relatively stable for the rest of the year.

Provision for Credit Losses

    The Corporation recorded a provision for credit losses of $10.0 million and $24.0 million for the third quarter and first nine months of 2001, respectively, compared with $7.0 million and $11.0 million for the third quarter and first nine months of 2000. The provision for credit losses in the second quarter of 2001 was $6.5 million. The provision for credit losses primarily reflects the levels of net loan charge-offs and nonaccrual loans, as well as management's ongoing assessment of the credit quality of the portfolio and growth of the loan portfolio during the quarter.

    The provision for credit losses to be taken in the fourth quarter of 2001 will reflect management's assessment of the above factors, as well as changes in the economic environment during this period. Based on its current assessment, management anticipates that a provision for credit losses for all of 2001 could fall within the $31 million to $38 million range. However, no assurance may be given that these factors or management's assessment of them will not change in the future. See "—Allowance for Credit Losses."

Noninterest Income

    Reflecting the success of strategic initiatives to grow fee income, noninterest income continued its strong, across-the-board growth, rising 13 percent to $32.3 million in the third quarter of 2001, from $28.5 million in the third quarter of 2000. Noninterest income of $96.4 million for the first nine months of 2001 increased 21 percent compared with the $79.6 million for the first nine months of 2000.

    Trust and investment fee revenue benefited from the acquisition of Reed, Conner & Birdwell, which closed at year-end 2000, and an increase in new business from City National Investments (CNI). Assets under administration totaled $18.3 billion at September 30, 2001, including $7.2 billion under management, compared with $16.7 billion and $5.3 billion, respectively, at September 30, 2000, and $18.5 billion and $7.2 billion, respectively, at June 30, 2001. Assets under management included $1.2 billion of assets managed by Reed, Conner & Birdwell at September 30, 2001 and June 30, 2001. The remaining year-over-year increase in assets under management is primarily attributable to increased participation in the CNI Charter Funds, City National's family of mutual funds.

    The other key component in the growth of noninterest income is cash management and deposit transaction fees. These increased as the result of strong growth in deposits, in many cases attributable to higher sales of new online cash management products.

    Gains (losses) on the sale of assets and the repurchase of debt and gains on the sale of securities amounted to $0.6 million for the third quarter of 2001, compared with a $l.7 million gain for the same period a year earlier, and gains of $1.4 million for the second quarter of 2001. For the first nine months of 2001, $3.7 million in gains on the sale of assets and the repurchase of debt and gains on the sale of securities were realized, compared with $2.0 million for the first nine months of 2000.

    Noninterest income for the third quarter and first nine months of 2001 was 23 percent of total revenues compared with 22 percent and 21 percent, respectively, for the third quarter and first nine months of 2000.

    Management expects growth in noninterest income to range from 15 percent to 20 percent for 2001.

Noninterest Expense

    Noninterest expense was $77.3 million in the third quarter of 2001, up 5 percent from $74.0 million for the third quarter of 2000, and down 2 percent from $79.0 million for the second quarter of 2001. The increase over the year-ago quarter was primarily the result of the Corporation's growth, including expenses related to Reed, Conner & Birdwell and additional colleagues. Noninterest expense for the first nine months of 2001 was $232.9 million, an increase of 6 percent compared with $219.1 million for the first nine months of 2000.

    The Corporation's cash efficiency ratio for the third quarter of 2001 improved to 49.49 percent, from 51.23 percent for the third quarter of 2000. The 3 percent improvement over the prior-year quarter and the 6 percent improvement from the 52.60 percent for the second quarter of 2001 is due to both increased revenues and the Corporation's ongoing efforts to improve efficiency and productivity. For the first nine months of 2001, the cash efficiency ratio was 51.34 percent compared with 53.06 percent for the first nine months of 2000.

    Management currently anticipates that 2001 noninterest expense will increase between 5 percent and 8 percent from 2000.

Income Taxes

    The effective tax rate, was 33.2 percent for the third quarter, and 33.1 percent for the first nine months of 2001. This compares with 33.7 percent for the third quarter and 34.4 percent for the first nine months of 2000. The lower tax rates, compared with prior periods, are due primarily to the formation of a special purpose subsidiary for capital-raising activities during the second quarter of 2001. The Corporation continues to evaluate its long-term plan for its registered investment company subsidiary.   Management currently anticipates its effective tax rate may fall within a range of 32.5 percent to 33.5 percent for 2001.

Balance Sheet Analysis

    Total average assets reached $9.4 billion in the third quarter of 2001, up 8 percent from the $8.8 billion in average assets for the third quarter of 2000 and up 3 percent from the $9.1 billion in average assets for the second quarter of 2001. Total assets at September 30, 2001 were $9.8 billion, compared with $8.9 billion at September 30, 2000 and $9.1 billion at June 30, 2001. Loans and, to a lesser extent, federal funds sold and securities accounted for the increase in assets from last year and from the second quarter of 2001.

Securities

    Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

	September 30, 2001		December 31, 2000		September 30, 2000
Dollars in thousands
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Gov. and federal agency	$341,206	$352,247	$646,629	$648,374	$734,181	$733,642
Mortgage-backed	874,443	896,392	438,667	437,221	421,391	411,330
State and Municipal	190,267	196,023	158,983	160,139	159,894	158,148
Other debt securities	114,976	113,433	165,489	150,913	166,633	147,450

Total debt securities	1,520,892	1,558,095	1,409,768	1,396,647	1,482,099	1,450,570
Marketable equity securities	201,010	194,890	157,908	151,197	154,833	147,707

Total securities	$1,721,902	$1,752,985	$1,567,676	$1,547,844	$1,636,932	$1,598,277

    At September 30, 2001, securities available-for-sale totaled $1.8 billion, an increase of $154.7 million compared with holdings at September 30, 2000 and an increase of $205.1 million from

December 31, 2000. At September 30, 2001, the portfolio had a unrealized net gain of $31.1 million compared with a net loss of $38.7 million and $19.8 million at September 30, 2000 and December 31, 2000, respectively.

    The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of September 30, 2001. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	(%) Yield	Amount	(%) Yield	Amount	(%) Yield	Amount	(%) Yield	Amount	(%) Yield
U.S. Gov. and federal agency	$25,011	6.10	$164,977	6.23	$162,259	6.14	$—	—	$352,247	6.18
Mortgage-backed	—	—	1,309	6.25	5,402	6.30	889,681	6.55	896,392	6.55
State and Municipal	13,406	6.79	63,007	6.74	105,456	6.73	14,154	6.84	196,023	6.75
Other debt securities	—	—	—	—	76,366	7.54	37,067	8.08	113,433	7.72

Total debt securities	$38,417	6.34	$229,293	6.37	$349,483	6.63	$940,902	6.61	$1,558,095	6.57

Amortized cost	$37,852		$221,566		$342,872		$918,602		$1,520,892

    Dividend income included in interest income on securities in the Unaudited Consolidated Statement of Income and Comprehensive Income for the third quarter of 2001 and 2000 was $2.4 million and $2.3 million, and $7.1 million and $7.4 million for the first nine months of 2001 and 2000, respectively.

Loan Portfolio

    A comparative period-end loan table is presented below:

Loans

Dollars in thousands	September 30, 2001	December 31, 2000	September 30, 2000
Commercial	$2,952,076	$3,056,464	$2,920,518
Real estate mortgages	1,608,086	1,479,862	1,438,814
Residential first mortgages	1,528,505	1,273,711	1,254,557
Real estate construction	596,081	452,301	408,749
Installment	72,862	73,018	69,528

Total relationship loans	6,757,610	6,335,356	6,092,166
Syndicated non-relationship loans	93,372	191,789	334,626

Total loans, gross	6,850,982	6,527,145	6,426,792
Less allowance for credit losses	137,239	135,435	139,195

Total loans, net	$6,713,743	$6,391,710	$6,287,597

    Total loans at September 30, 2001 were $6.9 billion, compared with $6.4 billion at September 30, 2000, and $6.5 billion at December 31, 2000.

    At September 30, 2001, syndicated non-relationship loans totaled $93.4 million, or slightly over 1 percent of the loan portfolio, compared with $110.5 million at June 30, 2001, $191.8 million at

December 31, 2000, and $334.6 million at September 30, 2000. The average outstanding loan balance in the syndicated non-relationship portfolio at September 30, 2001 was $2.5 million, which represents just under half the average commitment amount.

    Average relationship loan growth is expected to slow during the fourth quarter of 2001 and will range between 9 percent to 13 percent for the full year as the performance of the California economy slows to more closely resemble the economic results of the nation.

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

Nonaccrual Loans, ORE and Restructured Loans

Dollars in thousands	September 30, 2001	December 31, 2000	September 30, 2000
Nonaccrual loans:
Commercial
Relationship	$21,120	$30,343	$19,583
Syndicated non-relationship	8,641	23,012	17,166

	29,761	53,355	36,749
Real estate	9,298	8,132	9,032
Installment	1,056	499	1,102

Total	40,115	61,986	46,883
ORE	10	522	133

Total nonaccrual loans and ORE	$40,125	$62,508	$47,016

Total non accrual loans as a percentage of total loans	0.59%	0.95%	0.73
Total non accrual loans and ORE as a percentage of total loans and ORE	0.59	0.96	0.73
Allowance for credit losses to total loans	2.00	2.07	2.17
Allowance for credit losses to nonaccrual loans	342.11	218.49	296.90
Loans past due 90 days or more on accrual status:
Commercial	$2,211	$1,404	$4,817
Real estate	764	4,361	426
Installment	487	159	132

Total	$3,462	$5,924	$5,375

Restructured loans:
On accrual status	$—	$829	$2,411
On nonaccrual status	795	740	—

	$795	$1,569	$2,411

    Total nonperforming assets (nonaccrual loans and ORE) were $40.1 million, or 0.59 percent of total loans and ORE, at September 30, 2001, compared with $47.0 million, or 0.73 percent, at September 30, 2000, and $62.5 million, or 0.96 percent, at December 31, 2000. Nonperforming assets increased 5 percent from the second quarter 2001, but decreased 36 percent from year-end 2000.

    Total nonperforming relationship assets were $31.5 million, or 0.47 percent of total relationship loans and ORE, at September 30, 2001, compared with $29.9 million, or 0.49 percent, at September 30, 2000, and $39.5 million, or 0.62 percent, at December 31, 2000, and do not contain any concentration of credits within a specific industry sector. Total syndicated non-relationship loans on nonaccrual status totaled $8.6 million at September 30, 2001 and consisted of three loans, compared with five loans totaling $23.0 million that were outstanding at December 31, 2000.

    The following table summarizes the changes in nonaccrual loans for the three and nine months ended September 30, 2001 and September 30, 2000.

Changes in Nonaccrual Loans

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands
	2001	2000	2001	2000
Balance, beginning of period	$37,085	$35,077	$61,986	$25,288
Additions from acquisitions	—	—	—	4,428
Loans placed on nonaccrual
Relationship	8,924	8,665	26,446	25,885
Syndicated non-relationship	7,877	13,882	12,226	17,166

	16,801	22,547	38,672	43,051
Charge offs	(5,445)	(4,278)	(21,974)	(9,582)
Loans returned to accrual status	—	(563)	(956)	(673)
Repayments (including interest applied to principal)	(8,326)	(5,900)	(37,451)	(15,629)
Transferred to ORE	—	—	(162)	—

Balance, end of period	$40,115	$46,883	$40,115	$46,883

    In addition to loans disclosed above as nonaccrual or restructured, management has also identified $5.5 million of problem loans to eight borrowers about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable. Potential problem loans were $31.4 million at September 30, 2000 and $5.4 million at December 31, 2000.

    Management's classification of a loan as a nonaccrual, restructured or problem loan does not necessarily indicate that the principal of the loan is uncollectable in whole or in part.

Allowance for Credit Losses

    The allowance for credit losses at September 30, 2001 totaled $137.2 million, or 2.00 percent of outstanding loans. This compares with an allowance of $139.2 million, or 2.17 percent of outstanding loans, at September 30, 2000, and an allowance of $133.9 million, or 2.04 percent of outstanding loans at June 30, 2001. The allowance for credit losses as a percentage of nonaccrual loans was 342 percent at September 30, 2001, compared with 297 percent at September 30, 2000 and 218 percent at December 31, 2000.

    Net loan charge-offs were $6.6 million and $8.3 million for the third quarters of 2001 and 2000, respectively. Net loan charge-offs for the second quarter of 2001 were $7.3 million. For the first nine months of 2001 and 2000, net loan charge-offs were $22.2 million and $15.8 million, respectively.

    Relationship loan net charge-offs were $3.9 million for the third quarter of 2001, compared with $3.6 million for the third quarter of 2000 and $4.3 million for the second quarter of 2001. Third quarter 2001 syndicated non-relationship loan net charge-offs were $2.7 million, compared with $4.7 million in the third quarter of 2000, and $3.0 million for the second quarter of 2001.

    As a percentage of average loans, annualized net charge-offs were 0.39 percent and 0.51 percent for the third quarters of 2001 and 2000, respectively. Relationship loan annualized net charge-offs were 0.23 percent of average relationship loans outstanding for the third quarter of 2001, compared with 0.24 percent for the third quarter of 2000.

    The allowance for credit losses is maintained at a level which management deems appropriate based on a thorough analysis of numerous factors, including levels of net charge-offs and nonaccrual loans and continuing growth in the loan portfolio. Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which may be beyond management's control. No assurances can be given that the Company will not sustain credit losses, in any particular period, that are sizable in relation to the allowance for credit losses. Based on known information available to it at the date of this report, management believes the allowance for credit losses is adequate to cover risks inherent in the portfolio at September 30, 2001. Subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators will dictate the level of provisions required to maintain the adequacy of the allowance for credit losses.

    The table below summarizes the changes in the allowance for credit losses for the three and nine months ended September 30, 2001 and September 30, 2000.

Changes in Allowance for Credit Losses

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands
	2001	2000	2001	2000
Average amount of loans outstanding	$6,759,975	$6,430,471	$6,607,229	$6,168,469

Balance of allowance for credit losses, beginning of period	$133,883	$140,484	$135,435	$134,077
Loans charged off:
Commercial
Relationship	(2,599)	(4,781)	(18,929)	(14,259)
Syndicated non-relationship	(3,302)	(4,690)	(8,516)	(8,922)

	(5,901)	(9,471)	(27,445)	(23,181)
Real estate and other	(2,608)	(279)	(3,986)	(982)

Total loans charged off	(8,509)	(9,750)	(31,431)	(24,163)

Less recoveries of loans previously charged off:
Commercial
Relationship	646	994	4,979	6,208
Syndicated non-relationship	574	—	849	—

	1,220	994	5,828	6,208
Real estate and other	645	467	3,407	2,146

Total recoveries	1,865	1,461	9,235	8,354

Net loans charged off	(6,644)	(8,289)	(22,196)	(15,809)
Additions to allowance charged to operating expense	10,000	7,000	24,000	11,000
Additions to allowance from acquisitions	—	—	—	9,927

Balance, end of period	$137,239	139,195	$137,239	139,195

Total net charge-offs to average loans (annualized)	(0.39)%	(0.51)%	(0.45)%	(0.34)

Ratio of allowance for credit losses to total period end loans			2.00%	2.17%

Other Assets

    Other assets included the following:

Other Assets

Dollars in thousands	September 30, 2001	December 31, 2000	September 30, 2000
Accrued interest receivable	$51,841	$53,423	$56,101
Swap mark-to-market	25,656	—	—
Claim in receivership	22,156	18,950	17,200
Loans held-for-sale	9,523	7,173	—
Other	29,200	28,833	30,312

Total other assets	$138,376	$108,379	$103,613

    The claim in receivership was acquired in the acquisition of Pacific Bank and is expected to be partially realized in 2001.

Deposits

    Deposits totaled $7.4 billion at September 30, 2001, compared with $6.9 billion at September 30, 2000, and $7.4 billion at December 31, 2000. The year-over-year increase resulted from the Company's increased marketing efforts and the nature of the Company's relationship business, which allows customers to maintain balances as compensation for banking services. Demand deposits accounted for 44 percent of total deposits at September 30, 2001. Core deposits which continued to provide substantial benefits to the Bank's cost of funds were 80 percent of total deposits at September 30, 2001. See "—Net Interest Income."

    Management expects average deposit growth in 2001, compared with 2000, to be in the range of 8 percent to 12 percent.

CAPITAL ADEQUACY REQUIREMENT

    The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at September 30, 2001, December 31, 2000 and September 30, 2000.

	Regulatory Well Capitalized Standards	September 30, 2001	December 31, 2000	September 30, 2000
City National Corporation
Tier 1 leverage	4.00%	7.17%	6.49%	6.41%
Tier 1 risk-based capital	6.00	9.06	7.84	7.85
Total risk-based capital	10.00	13.93	10.85	10.88
City National Bank
Tier 1 leverage	4.00%	6.51%	6.23%	6.14%
Tier 1 risk-based capital	6.00	8.24	7.55	7.53
Total risk-based capital	10.00	13.13	10.57	10.57

    On October 31, 2001, the Corporation declared a regular quarterly cash dividend on common stock at a rate of $0.185 per share to shareholders of record on November 9, 2001, payable on November 19, 2001.

LIQUIDITY MANAGEMENT

    The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale. Liquidity is also provided by maturing securities and loans.

    Average core deposits and shareholders' equity comprised 68 percent of total funding in the third quarter of 2001, compared with 65 percent in the third quarter of 2000. This increase allowed the Company to decrease its use of more costly alternative funding sources. See "—Net Interest Income."

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

    A quantitative and qualitative discussion about market risk is included on pages A-14 to A-17 of the Corporation's Form 10-K for the year ended December 31, 2000. During the third quarter of 2001, the Company maintained a generally "neutral" interest rate position, and at all times remained within the limits set by the Board of Directors.

    As of September 30, 2001, the Company had $706.4 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $391.4 million have maturities greater than one year. The Company's interest-rate risk-management instruments had a fair value and credit exposure risk of $25.7 million and $16.1 million at September 30, 2001 and June 30, 2001, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Company's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain market value exposure thresholds are exceeded. As of September 30, 2001, the Company had received securities with a total market value of $16.7 million to reduce counterparty exposure.

    At September 30, 2001, the Company's outstanding foreign exchange contracts for both those purchased as well as sold totaled $137.0 million. The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging for clients' transaction and economic exposures arising out of commercial transactions. The Company's policies also permit limited proprietary currency positioning. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at September 30, 2001 have remaining maturities of 12 months or less.

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

A number of factors, some of which are beyond the Corporation's ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) a continued economic slowdown in the national and California economies attributable to various ongoing developments such as declining retail sales, declines in consumer confidence, reduced industrial production, declining business inventories, reduced capacity utilization, and declining occupancy in commercial and residential real estate resulting in declines in underlying value of real estate assets, or other unforeseen adverse changes in national and regional economic activity, (2) increased economic uncertainty created by the most recent terrorist attacks on the United States, (3) economic uncertainty created by the military, diplomatic and humanitarian actions of the United States and allied nations in Afghanistan in response to the terrorists acts, (4) the increased prospect of additional terrorist acts within the United States and the uncertain effect of these events on our national and regional economies could have the following consequences, any of which could hurt our business.

  •
  Loan delinquencies may increase;

  •
  Problem assets and foreclosures may increase;

  •
  Demand for our products and services may decline; and

  •
  Collateral for loans made by us, especially real estate, may decline in value, in turn reducing clients' borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Changes in interest rates affect our profitability. The Federal Reserve has lowered interest rates ten times this year, and accordingly, we have lowered our interest rates on some loan and deposit products to maintain a competitive position. Changes in prevailing rates may hurt our business. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities fluctuates. This causes decreases in our spread and affects our income. In addition, interest rates affect how much money we lend. For example, when interest rates rise, loan originations tend to decrease.

Significant changes in the provision or applications of laws or regulations affecting our business could materially affect our business. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. Parts of our business are also subject to federal and state securities laws and regulations. Significant changes in these laws and regulations would also affect our business. Recent new laws affecting our business include the implementation of the Gramm-Leach-Bliley Act and the adoption of new regulations by the banking agencies under this new law. The long term impact of compliance with these new laws and other related privacy initiatives is difficult to predict at this time.

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

Our tax provision could be adversely affected if our plans for our registered investment company subsidiary change.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K

On July 18, 2001, the Corporation filed a report on Form 8-K under item 5 regarding the financial results for the quarter and six months ended June 30, 2001. Included in the report was a press releases dated July 17, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
DATE: November 14, 2001	By:	/s/ FRANK P. PEKNY FRANK P. PEKNY Executive Vice President and Chief Financial Officer/Treasurer (Authorized Officer and Principal Financial Officer)

QuickLinks

FORM 10-Q
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
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES