Form 10-K
period 2001-12-31
CITY NATIONAL CORP
filed 2002-03-22
CIK 201461

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Number of shares of common stock outstanding at March 1, 2002: 49,540,891

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 1, 2002: $2,041,605,497

Documents Incorporated by Reference

        The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of City National Corporation's definitive proxy statement for the 2002 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Part I

Item 1. Business

General

        City National Corporation (the "Corporation") was organized in Delaware in 1968 to acquire the outstanding capital stock of City National Bank (the "Bank"). References to the "Company" reflect all of the activities of the Corporation and its subsidiaries, including the Bank. The Corporation owns all the outstanding shares of the Bank.

        The Bank, which was founded in 1953 and opened for business in January 1954, conducts business in California. The Bank operates through business and specialty banking units and private banking teams in eleven regional centers as well as 53 banking offices in Alameda, Contra Costa, Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Francisco, San Mateo, Santa Clara and Ventura counties.

        In the three years ended December 31, 2001, the Company acquired three financial services institutions. On December 29, 2000, the Corporation completed the acquisition of Reed, Conner & Birdwell, Inc. ("RCB"), an investment management firm with $1.1 billion in total client assets under management on the date of acquisition. See "Note 2 to Notes to Consolidated Financial Statements" on page A-46 of this report. On February 29, 2000, the Corporation expanded its operations to Northern California through the acquisition of The Pacific Bank, N.A., ("Pacific Bank") which had total assets at December 31, 1999 of $774.9 million. The total purchase price was $145.2 million (including the consideration for outstanding stock options). On August 27, 1999, the Bank acquired American Pacific State Bank ("APSB"), which had total assets at June 30, 1999 of $442.3 million.

        On February 28, 2002, the Company completed the acquisition of Civic BanCorp ("Civic") headquartered in Oakland, California with total assets at December 31, 2001 of $524.0 million. The total purchase price was approximately $123.3 million. The Corporation issued approximately 1.5 million shares, including 295,080 shares reserved for stock options assumed with an aggregate market value of $70.0 million and paid the remainder in cash. On March 5, 2002, the Corporation announced the sale of two former Civic BanCorp branches with combined deposits of approximately $37.0 million

        The Company is engaged in one operating segment: providing private and business banking, including investment and trust services. The Bank is the second largest independent commercial bank headquartered in California. The Bank's principal client base comprises small-to mid-sized businesses, entrepreneurs, professionals, and affluent individuals. The Bank typically serves clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate the client, where appropriate for the client, to use multiple services and products offered by the Company. The Company offers a broad range of loans, deposit, cash management, international banking, and other products and services. The Company also lends, invests, and provides services in accordance with its Community Reinvestment Act ("CRA") commitment. Through City National Investments ("CNI"), a division of the Bank, and RCB, a subsidiary of the Corporation, the Company offers personal and employee benefit trust services, including 401(k) and defined benefit plans, manages investments for clients, and engages in securities sales and trading. The Bank also manages and offers mutual funds under the name of CNI Charter Funds.

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

Employees

        At December 31, 2001, the Company had 2,084 full-time equivalent employees. None of the employees are covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

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

The Corporation

        The Corporation, as a registered bank holding company, is subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"). In exercising its regulatory authority, the Federal Reserve may:

  •
  conduct examinations of the Corporation and its subsidiaries;

  •
  require the Corporation to terminate activities that the Federal Reserve believes constitute a significant risk to the financial safety, soundness, or stability of the Corporation or any of its banking subsidiaries;

  •
  regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt;

  •
  limit the Corporation's ability to repurchase or redeem its equity securities;

  •
  restrict certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services;

  •
  require the Corporation to obtain the prior approval of the Federal Reserve before acquiring another bank holding company or a bank; and

  •
  prohibit the Corporation, except in certain statutorily prescribed instances, from acquiring or engaging in non-banking activities, other than any activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto (See "—Financial Services Modernization Legislation").

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

The Bank

        The Bank, as a national banking association, is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the "Comptroller"). To a lesser extent, the Bank is also subject to certain regulations promulgated by the Federal Reserve and the Federal Deposit Insurance Corporation. If, as a result of an examination of a bank, the Comptroller should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. These remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank's deposit insurance.

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

Financial Services Modernization Legislation

        The Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") has established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company. "Financial activities" include not only banking, insurance, and securities activities, but also merchant banking (subject to proposed capital requirements) and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Many provisions of the Financial Services Modernization Act require the adoption of implementing regulations. Some of these regulations have been adopted in final form and are effective, while others have been adopted as interim rules or are not yet effective.

        In order for the Corporation to take advantage of the ability to affiliate with certain other financial services providers, the Corporation must elect to become a "financial holding company". The Corporation currently meets the requirements to make an election to become a financial holding company. The Corporation's management has not determined at this time whether it will seek an election to become a financial holding company. The Corporation continues to examine its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Corporation and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Corporation desires to use any of the expanded powers provided in the Financial Services Modernization Act.

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

        A national bank seeking to have a financial subsidiary must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. Further, if the bank is among the 50 largest in the United States, it must have an issue of unsecured long-term debt rated in one of the top three investment grade categories or if the bank is in the next 50 largest banks, as is the Bank, it must meet either the same requirement or have a current long-term issuer credit rating from a nationally recognized statistical rating organization that is within the three highest investment grade rating categories used by the organization. The Bank does not currently qualify to have a financial subsidiary because its credit rating is not in one of the three highest investment grade ratings. National banks, whether qualified to have a financial subsidiary or not, may still conduct activities authorized for national banks directly through operating subsidiaries.

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

        Pursuant to the Financial Services Modernization Act, federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These rules require disclosure of privacy policies to consumers and, in some circumstance, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

        In addition, the Financial Services Modernization Act directed federal banking regulators to adopt consumer protection rules for the sale of insurance products by depository institutions. These rules prohibit depository institutions from conditioning an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule contain required disclosures and addresses cross marketing and referral fees.

USA Patriot Act of 2001

        On October 26, 2001 President Bush signed the USA Patriot Act of 2001. Enacted in response to the September 11, 2001 terrorist attacks, the Patriot Act is intended to strengthen the ability of various agencies of the United States to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including;

  •
  Due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-U.S. persons;

  •
  Standards for verifying customer identification at account opening;

  •
  Rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

  •
  Reports by nonfinancial trades and business filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000 and;

  •
  Filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

        The Company is not able to predict the impact of such law on its financial condition or results of operations at this time.

Dividends and Other Transfers of Funds

        The Corporation is a legal entity separate and distinct from the Bank. Dividends from the Bank constitute the principal source of income to the Corporation. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Corporation. Under such restrictions, at December 31, 2001 the Bank could have paid dividends of $88.1 million to the Corporation without obtaining prior approval of its banking regulators. In addition, the Federal Reserve has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

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

        Federal law limits the ability of the Bank to extend credit to the Corporation or its other affiliates, to invest in stock or other securities thereof, to take such securities as collateral for loans, and to purchase assets from the Corporation or other affiliates. These restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Corporation or to or in any other affiliate are limited individually to 10.0% of the Bank's capital and surplus and in the aggregate to 20.0% of the Bank's capital and surplus. See "Note 10 to Notes to Consolidated Financial Statements" on page A-57 of this report. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "—Prompt Corrective Action and Other Enforcement Mechanisms."

Capital Standards

        Each federal banking agency has adopted risk-based capital regulations under which a banking organization's capital is compared to the risk associated with its operations for both transactions reported on the balance sheet as assets as well as transactions which are off-balance sheet items, such as letters of credit and recourse arrangements. Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

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

        At December 31, 2001, the Corporation and the Bank each exceeded the required risk-based capital ratios for classification as "well capitalized," the highest of five specified capital tiers, as well as the required minimum leverage ratios. See "Management's Discussion and Analysis—Balance Sheet Analysis—Capital" on page A-13 of this report.

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

        Federal regulations require banks to maintain adequate valuation allowances for potential credit losses. The Company has an internal risk analysis and review staff that continually reviews loan quality and ultimately reports to the Audit Committee. This analysis includes a detailed review of the classification and categorization of problem loans, assessment of the overall quality and collectibility of the loan portfolio, consideration of loan loss experience, trends in problem loans, concentration of credit risk, and current economic conditions, particularly in California. Based on this analysis, management, with the review and approval of the Audit Committee, determines the adequate level of allowance required. The allowance for credit losses is allocated to different segments of the loan portfolio, but the entire allowance is available for the loan portfolio in its entirety.

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

        The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2001 ranged from 0 to 27 cents per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's capital group is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. An institution's supervisory subgroup assignment is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. In addition to its normal deposit insurance premium as a member of the BIF, the Bank must pay an additional premium toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. In 2001 this premium was approximately 1.9 cents per $100 of insured deposits.

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

Investment Advisers Act

        Under the Investment Advisers Act of 1940 ("Advisers Act"), investment advisers, such as RCB and City National Asset Management, Inc., a subsidiary of the Bank, who manage $25 million or more in client assets or who act as adviser to a registered investment company must register with the Securities and Exchange Commission.

Item 2. Properties

        The Company has its principal offices in the City National Center, 400 North Roxbury Drive, Beverly Hills, California 90210, which the Company owns and occupies. The Company actively maintains operations in 53 banking offices and certain other properties.

        Since 1967, the Bank's Pershing Square Banking Office and a number of Bank departments have been a tenant of the office building located at 606 South Olive Street in downtown Los Angeles. The building was originally developed and built by a partnership between a wholly-owned subsidiary of the Bank, Citinational Bancorporation, and Buckeye Construction Co., and Buckeye Realty and Management Corporation (two corporations then affiliated with Mr. Bram Goldsmith, then only a director and currently Chairman of the Board of the Corporation). Since its completion, the building has been owned by Citinational-Buckeye Building Co., a limited partnership of which Citinational Bancorporation and Olive-Sixth Buckeye Co. are the only general partners, each with a 29% partnership interest. Citinational Bancorporation has an additional 3% interest as a limited partner of Citinational-Buckeye Building Co.; the remainder is held by other, unaffiliated limited partners. Olive-Sixth Buckeye Co. is a limited partnership of which Mr. Goldsmith is a 49% general partner; therefore, Mr. Goldsmith has an indirect 14% ownership interest in Citinational-Buckeye Building Co. The remaining general partner and all limited partners of Olive-Sixth Buckeye Co. are not affiliated with the Corporation. Since 1990, Citinational-Buckeye Building Co. has managed the building, which is almost fully leased.

        As of December 31, 2001, the Bank owned an unoccupied building in North Hollywood and three other banking office properties: one in Riverside, one in Studio City, and one in Granada Hills.

        The remaining banking offices and other properties are leased by the Bank. Total annual rental payments (exclusive of operating charges and real property taxes) are approximately $19.2 million, with lease expiration dates ranging from 2002 to 2011, exclusive of renewal options.

Item 3. Legal Proceedings

        The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, is of the opinion that the final outcome of such lawsuits will not have a material adverse effect upon the Company.

        The Corporation is not aware of any material proceedings to which any director, officer, or affiliate of the Corporation, any owner of record or beneficially of more than 5% of the voting securities of the Corporation as of December 31, 2001, or any associate of any such director, officer, or security holder is a party adverse to the Corporation or any of its subsidiaries or has a material interest adverse to the Corporation or any of its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

        There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

Item 4A. Executive Officers of the Registrant

        Shown below are names and ages of all executive officers of the Corporation and officers of the Bank who are deemed to be executive officers of the Corporation, with indication of all positions and offices with the Corporation and the Bank. Mr. Russell Goldsmith is the son of Mr. Bram Goldsmith.

Name	Age	Present principal occupation and principal occupation during the past five years
Russell D. Goldsmith	52	Vice Chairman and Chief Executive Officer, City National Corporation since October 1995; Chairman of the Board and Chief Executive Officer, City National Bank since October 1995
Bram Goldsmith	79	Chairman of the Board, City National Corporation
George H. Benter, Jr.	60	President, City National Corporation since 1993; President and Chief Operating Officer, City National Bank since 1992
Frank P. Pekny	58	Executive Vice President and Treasurer/Chief Financial Officer, City National Corporation since 1992; Vice Chairman and Chief Financial Officer since 1995, City National Bank
Michael B. Cahill	48
		Executive Vice President, Secretary and General Counsel, City National Bank and City National Corporation, since June 2001; President and CEO, Avista Ventures, Inc., and Pentzer Corporation, 1999-2001; President and CEO, Imfax, Inc. 1997-1999
Heng W. Chen	49
		Assistant Chief Financial Officer and Assistant Treasurer since June 1998, Controller, 1996 to 1998, Assistant Treasurer, 1991 to 1996, City National Corporation; Executive Vice President, Finance since March 2000, Senior Vice President, Finance, June 1998 to March 2000, Senior Vice President-Finance and Controller, 1995 to 1998, City National Bank
Jan R. Cloyde	51	Executive Vice President and Director of Banking Services, City National Bank since October 1998; Executive Vice President Home Savings of America from September 1996 to September 1998
Stephen D. McAvoy	56
		Controller, City National Corporation since March 1998; Senior Vice President and Controller, City National Bank since March 1998; Vice President—Controller, Transamerica Home Loan, August 1997 to February 1998; Consultant in the area of the Financial Controller functions, Transamerica Home Loan, June 1997 to August 1997, Transamerica Financial Services, May 1996 to June 1997
Robert A. Moore	59	Executive Vice President and Chief Credit Officer, City National Bank since 1992

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

Quarter ended	High	Low	Dividends Declared
2001
March 31	$40.31	$32.97	$0.185
June 30	45.00	35.50	0.185
September 30	49.75	39.11	0.185
December 31	47.19	37.25	0.185
2000
March 31	$35.06	$25.50	$0.175
June 30	40.25	32.13	0.175
September 30	40.81	35.00	0.175
December 31	39.75	30.75	0.175

        As of March 1, 2002 the closing price of the Corporation's stock on the New York Stock Exchange was $51.09 per share. As of that date, there were approximately 1,959 record holders of the Corporation's common stock. On January 23, 2002, the Board of Directors authorized a regular quarterly cash dividend on its common stock at an increased rate of $0.195 per share payable on February 19, 2002.

        For a discussion of dividend restrictions on the Corporation's common stock, see "Note 10 to Notes to Consolidated Financial Statements" on page A-57 of this report.

Item 6. Selected Financial Data

        The information required by this item appears on page A-2, under the caption "Selected Financial Information," and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item appears on pages A-3 through A-34, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item appears on pages A-14 through A-18, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        The information required by this item appears on pages A-36 through A-67 and on page A-34, under the captions "2001 Quarterly Operating Results" and "2000 Quarterly Operating Results," and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item, to the extent not included under "Item 4A. Executive Officers of the Registrant" in Part I of this report, will appear in the Corporation's definitive proxy statement for the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2002 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 11. Executive Compensation

        The information required by this item will appear in the 2002 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2002 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item will appear in the 2002 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2002 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13. Certain Relationships and Related Transactions

        The information required by this item will appear in the 2002 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2001 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period. Also see "Note 4 to Notes to Consolidated Financial Statements" on page A-48 of this report.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

1.
Financial Statements:

2.
All other schedules and separate financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they are not applicable.

3.
Exhibits

No.
3.1		Restated Certificate of Incorporation (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
3.1.1		Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
3.2		Bylaws, as amended to date (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
4.1		6 3/8% Subordinated Notes Due 2008 in the principal amount of $125 million (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)
4.11		6 3/4% Subordinated Notes Due 2011 in the principal amount of $150.0 million
4.12		CN Real Estate Investment Corporation Articles of Incorporation
4.13		CN Real Estate Investment Corporation By Laws
4.14		CN Real Estate Investment Corporation Certificate of Determination
4.15		CN Real Estate Investment Corporation Servicing Agreement
4.2		Rights Agreement dated as of February 26, 1997 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.2.2	*	Sixth Amendment to Spit Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated March 18, 1998 (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

10.2.3	*	Seventh Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated June 1, 1999 (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)
10.2.4	*	Employment Agreement made as of May 15, 2001, by and between Bram Goldsmith, and the Registrant and City National Bank, including Eighth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated May 15, 2001 (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)
10.3	*	Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated as of June 13, 1980, and first through fourth amendments thereto (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.3.1	*	Fifth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated May 15, 1995 (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)
10.10	*	1985 Stock Option Plan, as amended to date (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.22.1	*	Stock Option Agreement under the Registrant's 1985 Stock Option Plan dated as of October 16, 1995, between the Registrant and Russell Goldsmith (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.)
10.22.2	*	Employment Agreement made as of July 15, 1998 by and between Russell Goldsmith and the Registrant and City National Bank (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
10.22.3	*	First Amendment to Employment Agreement made as of July 15, 1998 by and between Russell Goldsmith and the Registrant and City National Bank (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)
10.24	*	1995 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.)
10.24.1	*	Amended and Restated Section 2.8 of 1995 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)
10.28		Lease dated September 30, 1996, between Citinational-Buckeye Building Co. and City National Bank (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)
10.29	*	1999 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.30	*	1999 Variable Bonus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)

10.30.1	*	First Amendment to 1999 Variable Bonus Plan (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)
10.31	*	2000 City National Bank Executive Deferred Compensation Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.)
10.32	*	Form of Change of Control Agreement for members of City National Bank executive committee (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.33	*	2000 City National Bank Director Deferred Compensation Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.)
10.34	*	City National Bank Executive Management Bonus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.)
10.35		City National Corporation 2001 Stock Option Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.)
21		Subsidiaries of the Registrant
23.1		Consent of KPMG LLP

*
Management contract or compensatory plan or arrangement

(b)
The registrant filed a report, dated October 12, 2001, on Form 8-K under items 5 and 7 regarding the financial results for the quarter and nine months ended September 30, 2001.

  The registrant filed a report, dated November 19, 2001, on Form 8-K under item 5 regarding entering into a definitive Agreement and Plan of Merger with Civic BanCorp dated as of November 16, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
By	/s/ RUSSELL D. GOLDSMITH Russell D. Goldsmith, Chief Executive Officer

March 15, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUSSELL D. GOLDSMITH Russell D. Goldsmith (Principal Executive Officer)	Vice Chairman/ Chief Executive Officer and Director	March 15, 2002
/s/ FRANK P. PEKNY Frank P. Pekny (Principal Financial Officer)	Executive Vice President and Chief Financial Officer	March 15, 2002
/s/ STEPHEN D. MCAVOY Stephen D. McAvoy (Principal Accounting Officer)	Controller	March 15, 2002
/s/ BRAM GOLDSMITH Bram Goldsmith	Chairman of the Board and Director	March 15, 2002
/s/ GEORGE H. BENTER, JR. George H. Benter, Jr.	President and Director	March 15, 2002
/s/ RICHARD L. BLOCH Richard L. Bloch	Director	March 15, 2002

/s/ STUART D. BUCHALTER Stuart D. Buchalter	Director	March 15, 2002
/s/ MICHAEL L. MEYER Michael L. Meyer	Director	March 15, 2002
/s/ RONALD L. OLSON Ronald L. Olson	Director	March 15, 2002
/s/ WILLIAM B. RICHARDSON William B. Richardson	Director	March 15, 2002
/s/ CHARLES E. RICKERSHAUSER, JR. Charles E. Rickershauser, Jr.	Director	March 15, 2002
/s/ ROBERT H. TUTTLE Robert H. Tuttle	Director	March 15, 2002
/s/ ANDREA L. VAN DE KAMP Andrea L. Van de Kamp	Director	March 15, 2002
/s/ KENNETH ZIFFREN Kenneth Ziffren	Director	March 15, 2002

FINANCIAL HIGHLIGHTS

Dollars in thousands, except per share amounts	2001	2000	Increase (Decrease) Amount
FOR THE YEAR
Net income	$146,170	$131,660	$14,510
Net income per common share, basic	3.05	2.79	0.26
Net income per common share, diluted	2.96	2.72	0.24
Dividends per common share	0.74	0.70	0.04
AT YEAR END
Assets	$10,176,316	$9,096,669	$1,079,647
Deposits	8,131,202	7,408,670	722,532
Loans	7,159,206	6,527,145	632,061
Securities	1,814,839	1,547,844	266,995
Shareholders' equity	890,577	743,648	146,929
Book value per common share	18.50	15.61	2.89
AVERAGE BALANCES
Assets	$9,328,512	$8,426,129	$902,383
Deposits	7,067,984	6,334,846	733,138
Loans	6,713,315	6,236,334	476,981
Securities	1,656,028	1,350,971	305,057
Shareholders' equity	825,344	667,618	157,726
SELECTED RATIOS
Return on average assets	1.57%	1.56%	0.01%
Return on average shareholders' equity	17.71	19.72	(2.01)
Tier 1 leverage ratio	7.26	6.49	0.77
Total risk-based capital ratio	14.08	10.85	3.23
Dividend payout ratio per common share	24.26	24.95	(0.69)
Net interest margin	5.26	5.44	(0.18)
Efficiency ratio	54.08	55.76	(1.68)
CASH BASIS RESULTS (1)
FOR THE YEAR
Net income	$161,978	$145,721	$16,257
Net income per common share, basic	3.38	3.09	0.29
Net income per common share, diluted	3.28	3.01	0.27
Return on average assets	1.77%	1.76%	0.01%
Return on average shareholders' equity	25.01	29.17	(4.16)
Efficiency ratio	50.90	52.61	(1.71)
AT YEAR END
Assets under management	$7,651,037	$6,653,616	$997,421
Assets under management or admisitration	18,785,619	18,042,973	742,646

(1)
Cash basis results exclude goodwill and core deposit intangible amortization and balances.

SELECTED FINANCIAL INFORMATION

	As of or for the year ended December 31,
Dollars in thousands, except per share data
	2001	2000	1999	1998	1997
Statement of Operations Data:
Interest income	$625,248	$646,288	$470,446	$423,949	$357,996
Interest expense	191,094	239,772	148,441	130,278	104,328

Net interest income	434,154	406,516	322,005	293,671	253,668
Provision for credit losses	35,000	21,500	—	—	—
Noninterest income	132,384	109,484	87,212	67,684	53,418
Noninterest expense	313,395	294,770	241,803	211,331	181,757

Income before taxes	218,143	199,730	167,414	150,024	125,329
Income taxes	71,973	68,070	59,307	53,796	45,196

Net income	$146,170	$131,660	$108,107	$96,228	$80,133

Per Share Data:
Net income per share, basic	$3.05	$2.79	$2.37	$2.08	$1.74
Net income per share, diluted	2.96	2.72	2.30	2.00	1.68
Cash dividends declared	0.74	0.70	0.66	0.56	0.44
Book value per share	18.50	15.61	12.58	12.21	11.03
Shares used to compute income per share, basic	47,896	47,178	45,683	46,357	46,018
Shares used to compute income per share, diluted	49,376	48,393	46,938	48,141	47,809
Balance Sheet Data—At Period End:
Assets	$10,176,316	$9,096,669	$7,213,619	$6,427,781	$5,252,032
Deposits	8,131,202	7,408,670	5,669,409	4,887,402	4,228,348
Loans	7,159,206	6,527,145	5,490,669	4,530,427	3,825,224
Securities	1,814,839	1,547,844	1,102,092	1,012,526	833,122
Interest-earning assets	9,447,311	8,286,067	6,677,475	5,982,968	4,838,926
Shareholders' equity	890,577	743,648	571,646	561,803	508,670
Balance Sheet Data—Average Balances:
Assets	$9,328,512	$8,426,129	$6,488,834	$5,633,829	$4,703,886
Deposits	7,067,984	6,334,846	4,809,800	4,267,602	3,614,068
Loans	6,713,315	6,236,334	4,822,254	4,213,853	3,387,784
Securities	1,656,028	1,350,971	1,050,716	842,346	829,557
Interest-earning assets	8,520,242	7,698,884	5,985,018	5,187,897	4,290,453
Shareholders' equity	825,344	667,618	564,091	538,426	472,843
Asset Quality:
Nonaccrual loans	$38,563	$61,986	$25,288	$23,138	$27,566
ORE	10	522	1,413	3,480	2,126

Total nonaccrual loans and ORE	$38,573	$62,508	$26,701	$26,618	$29,692

Performance Ratios:
Return on average assets	1.57%	1.56%	1.67%	1.71%	1.70%
Return on average shareholders' equity	17.71	19.72	19.16	17.87	16.95
Net interest spread	3.95	3.81	4.12	4.27	4.64
Net interest margin	5.26	5.44	5.56	5.86	6.13
Average shareholders' equity to average assets	8.85	7.92	8.69	9.56	10.05
Dividend payout ratio, per share	24.26	24.95	27.91	27.06	26.19
Efficiency ratio	54.08	55.76	57.58	56.87	58.22
Asset Quality Ratios:
Nonaccrual loans to total loans	0.54%	0.95%	0.46%	0.51%	0.72%
Nonaccrual loans and ORE to total loans and ORE	0.54	0.96	0.49	0.59	0.78
Allowance for credit losses to total loans	2.00	2.07	2.44	2.99	3.60
Allowance for credit losses to nonaccrual loans	370.46	218.49	530.20	584.92	499.75
Net (charge offs) recoveries to average loans	(0.41)	(0.48)	(0.10)	(0.12)	0.02

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

        The Corporation is the holding company for the Bank. References to the "Company" mean the Corporation and the Bank together. The financial information presented herein includes the account of the Corporation, its non-bank subsidiaries, the Bank, and the Bank's wholly owned subsidiaries. All material transactions between these entities are eliminated.

        See "Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995," on pages A-32 and A-33 in connection with "forward looking" statements included in this report.

        Consolidated net income for 2001 was $146.2 million, or $2.96 per diluted common share, compared with $131.7 million, or $2.72 per diluted common share, in 2000. Cash net income, which excludes the amortization of goodwill and core deposit intangibles from acquisitions, for the year ended December 31, 2001 was $162.0 million, or $3.28 per diluted common share, compared with $145.7 million, or $3.01 per diluted common share, for the year ended December 31, 2000. Eliminating only the impact of the amortization of goodwill, which will take effect in 2002 with the implementation of a new GAAP standard, pro forma net income would have been $159.0 million, or $3.22 per share. The increase in net income reflects the growth in the Company's loans and deposits during 2001 as well as an increase in service fees. Net interest income on a fully taxable-equivalent basis for 2001 increased $28.7 million over 2000. Noninterest income increased $22.9 million compared with 2000. Partially offsetting these increases was an $18.6 million increase in noninterest expense and a $13.5 million increase in the provision for credit losses in 2001 compared with 2000.

        The return on average assets in 2001 was 1.57%, compared with 1.56% in 2000. The return on average shareholders' equity declined to 17.71%, compared with 19.72% for the prior year. The lower return on average shareholders' equity for the year compared with the prior year was due primarily to a higher level of shareholders' equity which resulted from retention of current year earnings, increased unrealized gains on securities and the positive mark-to-market valuation of interest rate swaps treated as cash flow hedges. On a cash basis (which excludes goodwill and the after-tax impact of nonqualifying core deposit intangibles from average assets and average shareholders' equity), the return on average assets was 1.77% and the return on average shareholders' equity was 25.01% in 2001, compared with 1.76% and 29.17%, respectively, in 2000. The Company's cash efficiency ratio for 2001 improved to 50.90% from 52.61% in 2000. The 3% improvement is due to increased revenues and management's continued emphasis on enhancing efficiency and productivity.

        Estimates of business and economic levels and the related effect on earnings during 2002 are subject to a great degree of variability given current world events, California's economy and the effect of changing interest rates. Management is optimistic about continued solid performance going forward and net income per diluted common share for 2002 is currently expected to be approximately 7.0% to 10.0% higher than proforma net income per diluted common share of $3.22 for 2001, which excludes the impact of the amortization of goodwill. This excludes the impact of any acquisitions.

        Total assets at December 31, 2001 were $10,176.3 million, compared with $9,096.7 million at December 31, 2000.

        Total average assets increased to $9,328.5 million in 2001 from $8,426.1 million in 2000, an increase of $902.4 million, or 10.7%, primarily due to increases in average loans and average securities. Total average loans rose to $6,713.3 million for the year 2001, an increase of 7.6% over the prior year. Year-over-year loan growth was driven primarily by increases in real estate mortgages, residential first mortgages, commercial loans and construction loans. Average deposits rose during the year 2001 to $7,068.0 million, an increase of 11.6% over $6,334.8 million for 2000.

        Total nonperforming assets (nonaccrual loans and ORE) were $38.6 million, or 0.54% of total loans and ORE at December 31, 2001, compared with $62.5 million, or 0.96%, at December 31, 2000. The allowance for credit losses at December 31, 2001 totaled $142.9 million, or 2.00% of outstanding loans. Net loan charge-offs were $27.6 million and $30.1 million for the years 2001 and 2000, respectively. The decreases in nonperforming assets and net loan charge-offs in 2001 was primarily due to the decrease in the Bank's syndicated non-relationship loans. Syndicated non-relationship loans were $86.9 million, or approximately 1% of the loan portfolio at December 31, 2001, compared with $191.8 million, or 3% of the total loan portfolio, at December 31, 2000. Management believes the allowance for credit losses is adequate to cover risks inherent in the portfolio at December 31, 2001.

        The Corporation regularly evaluates, and holds discussions with, various potential acquisition candidates. Over the last three years, the Company's assets, loans and deposits have grown by 58%, 58% and 66%, respectively. The growth reflects the successful sales efforts of the Company's colleagues. The growth was augmented however, by the bank acquisitions closed by the Company over that same period.

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

        On October 26, 2000, a one million-share stock buyback program of the Corporation's common stock was announced. As of December 31, 2001, 348,700 shares have been repurchased under this program at a cost of $11.9 million, or an average price of $34.10 per share.

        The Corporation paid dividends of $0.74 per share of common stock in 2001 and $0.70 per share of common stock in 2000. On January 24, 2002, the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $0.195 per share to shareholders of record on February 6, 2002 payable on February 19, 2002. This reflects a 5.4% increase over the quarterly dividend paid in 2001.

RESULTS OF OPERATIONS

Operations Summary

        Following is an operations summary on a fully taxable-equivalent basis for the years ended December 31 for each of the last five years.

		Increase (Decrease)			Increase (Decrease)
							Year Ended December 31,
Dollars per thousands, except per share amounts	Year Ended 2001			Year Ended 2000
		Amount	%		Amount	%	1999	1998	1997
Interest income (1)	$638,914	($19,960)	(3)	$658,874	$177,761	37	$481,113	$434,512	$367,505
Interest expense	191,094	(48,678)	(20)	239,772	91,331	62	148,441	130,278	104,328

Net interest income	447,820	28,718	7	419,102	86,430	26	332,672	304,234	263,177
Provision for credit losses	35,000	13,500	63	21,500	21,500	NM	—	—	—
Noninterest income	132,384	22,900	21	109,484	22,272	26	87,212	67,684	53,418
Noninterest expense:
Staff expense	170,364	10,582	7	159,782	25,847	19	133,935	114,965	97,634
Other expense	143,031	8,043	6	134,988	27,120	25	107,868	96,366	84,123

Total	313,395	18,625	6	294,770	52,967	22	241,803	211,331	181,757

Income before income taxes	231,809	19,493	9	212,316	34,235	19	178,081	160,587	134,838
Income taxes	71,973	3,903	6	68,070	8,763	15	59,307	53,796	45,196
Less: adjustments (1)	13,666	1,080	9	12,586	1,919	18	10,667	10,563	9,509

Net income	$146,170	$14,510	11	$131,660	$23,553	22	$108,107	$96,228	$80,133

Net income per share, diluted	$2.96	$0.24	9	$2.72	$0.42	18	$2.30	$2.00	$1.68

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

        The following table shows average balances, interest income and yields for the last five years.

Net Interest Income Summary

	2001			2000
Dollars in thousands	Average Balance	Interest income/ expense (1)	Average interest rate	Average Balance	Interest income/ expense (1)	Average interest rate
Assets
Earning assets (2)
Loans:
Commercial (3)	$3,127,252	$246,332	7.88%	$3,189,457	$294,598	9.24%
Real estate mortgage	1,582,853	130,268	8.23	1,336,443	123,444	9.24
Residential first mortgage	1,417,443	102,036	7.20	1,235,106	89,973	7.28
Real estate construction	513,184	38,676	7.54	409,281	42,362	10.35
Installment	72,583	6,844	9.43	66,047	6,118	9.26

Total loans (4)	6,713,315	524,156	7.81	6,236,334	556,495	8.92
State and municipal investment securities	—	—	—	—	—	—
Taxable investment securities	—	—	—	—	—	—
Securities available-for-sale	1,656,028	109,506	6.61	1,350,971	95,950	7.10
Federal funds sold and securities purchased under resale agreements	107,247	3,298	3.08	46,298	2,809	6.07
Trading account securities	43,652	1,954	4.48	65,281	3,620	5.55

Total earning assets	8,520,242	638,914	7.50	7,698,884	658,874	8.56

Allowance for credit losses	(136,981)			(139,701)
Cash and due from banks	399,978			341,947
Other nonearning assets	545,273			524,999

Total assets	$9,328,512			$8,426,129

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest checking accounts	554,641	2,114	0.38	$540,765	2,780	0.51
Money market accounts	1,552,404	44,162	2.84	1,317,186	47,404	3.60
Savings deposits	247,280	7,064	2.86	237,024	10,040	4.24
Time deposits—under $100,000	245,350	11,397	4.65	260,115	14,770	5.68
Time deposit—$100,000 and over	1,469,874	68,513	4.66	1,377,406	80,733	5.86

Total interest—bearing deposits	4,069,549	133,250	3.27	3,732,496	155,727	4.17
Federal funds purchased and securities sold under repurchase agreements	326,889	13,218	4.04	264,013	16,269	6.16
Other borrowings	990,779	44,626	4.50	1,047,622	67,776	6.47

Total interest—bearing liabilities	5,387,217	191,094	3.55	5,044,131	239,772	4.75

Noninterest—bearing deposits	2,998,435			2,602,350
Other liabilities	117,516			112,030
Shareholders' equity	825,344			667,618

Total liabilities and shareholders' equity	$9,328,512			$8,426,129

Net interest spread			3.95%			3.81%
Fully taxable equivalent net interest income		$447,820			$419,102

Net interest margin			5.26%			5.44%

(1)
Fully taxable-equivalent basis. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

(2)
Includes average nonaccrual loans of $45,167, $40,431, $22,676, $32,140, and $37,879 for 2001, 2000, 1999, 1998, and 1997, respectively.

(3)
Includes syndicated non-relationship loans of $125,575, $431,321, $480,230, $330,654, and $275,652 for 2001, 2000, 1999, 1998 and 1997

(4)
Loan income includes loan fees of $22,753, $20,351, $17,662, $12,185, and $8,857 for 2001, 2000, 1999, 1998, and 1997, respectively.

1999			1998			1997
Average Balance	Interest income/ expense (1)	Average interest rate	Average Balance	Interest income/ expense (1)	Average interest rate	Average Balance	Interest income/ expense (1)	Average interest rate
$2,560,701	$219,460	8.57%	$2,186,395	$195,288	8.93%	$1,623,851	$150,528	9.27%
851,396	75,956	8.92	755,752	71,976	9.52	647,658	63,662	9.83
1,069,522	77,330	7.23	1,028,966	76,874	7.47	942,381	73,199	7.77
288,084	27,496	9.54	191,782	20,874	10.88	127,867	15,004	11.73
52,551	5,208	9.91	50,958	5,044	9.90	46,027	5,035	10.94

4,822,254	405,450	8.41	4,213,853	370,056	8.78	3,387,784	307,428	9.07
—	—	—	103,491	7,044	6.81	105,325	7,400	7.03
—	—	—	100,350	6,260	6.24	117,874	7,683	6.52
1,050,716	70,205	6.68	638,505	44,057	6.90	606,358	40,822	6.73
44,637	2,381	5.33	66,379	3,458	5.21	23,485	1,301	5.54
67,411	3,077	4.56	65,319	3,637	5.57	49,627	2,871	5.79

5,985,018	481,113	8.04	5,187,897	434,512	8.38	4,290,453	367,505	8.57

(139,973)			(137,257)			(136,587)
295,432			310,201			327,013
348,357			272,988			223,007

$6,488,834			$5,633,829			$4,703,886

$411,350	2,065	0.50	$385,075	3,751	0.97	$366,997	3,677	1.00
989,888	29,385	2.97	892,765	27,018	3.03	797,902	23,995	3.01
200,579	7,547	3.76	169,606	6,167	3.64	169,030	5,701	3.37
202,387	9,658	4.77	201,152	10,428	5.18	222,972	11,414	5.12
928,692	44,559	4.80	761,048	39,873	5.24	534,431	28,502	5.33

2,732,896	93,214	3.41	2,409,646	87,237	3.62	2,091,332	73,289	3.50
232,350	11,019	4.74	209,982	10,821	5.15	222,617	11,731	5.27
818,809	44,208	5.40	553,153	32,220	5.82	338,930	19,308	5.70

3,784,055	148,441	3.92	3,172,781	130,278	4.11	2,652,879	104,328	3.93

2,076,904			1,857,956			1,522,736
63,784			64,666			55,428
564,091			538,426			472,843

$6,488,834			$5,633,829			$4,703,886

		4.12%			4.27%			4.64%
	$332,672			$304,234			$263,177

		5.56%			5.86%			6.13%

        Taxable-equivalent net interest income totaled $447.8 million in 2001, an increase of $28.7 million, or 6.9%, from 2000. The increase in net interest income was due to strong average loan and average core deposit growth. Interest income recovered on non accrual and charged-off loans included above was $4.3 million in 2001, compared with $4.0 million for 2000. Also included in 2001 was $15.0 million from the receipt of net settlements of interest rate risk management instruments compared to $2.7 million paid on net settlements of interest rate risk management instruments in 2000.

        The fully taxable-equivalent net interest margin in 2001 was 5.26%, compared with 5.44% for 2000. The decrease of 18 basis points reflects the decline in of the interest rate environment, led by the Federal Reserve Board's rate reduction of 475 basis points since the beginning of 2001.

        Net interest income is impacted by the volume and rate of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income between 2001 and 2000 as well as between 2000 and 1999 broken down between volume and rate.

Changes in Net Interest Income

	2000 vs 1999			2001 vs 2000
	Increase (decrease) due to			Increase (decrease) due to
Dollars in thousands fully taxable equivlent basis			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Interest-bearing deposits
in other banks	$399	$36	$435	$11	$—	$11
Loans	40,391	(72,730)	(32,339)	125,162	25,883	151,045
Securities available-for-sale	19,351	(6,231)	13,120	20,862	4,871	25,733
Trading account securities	(1,043)	(622)	(1,665)	(88)	632	544
Federal funds sold and securities purchased under resale agreements	2,370	(1,881)	489	91	337	428

Total interest-earning assets	61,468	(81,428)	(19,960)	146,038	31,723	177,761

Interest paid on:
Interest checking	(348)	(318)	$(666)	672	43	715
Money market deposits	7,689	(10,931)	(3,242)	10,977	7,042	18,019
Savings deposits	3,098	(6,074)	(2,976)	1,464	1,029	2,493
Other time deposits	4,346	(19,939)	(15,593)	27,804	13,482	41,286
Other borrowings	386	(26,587)	(26,201)	15,235	13,583	28,818

Total interest-bearing liabilities	15,171	(63,849)	(48,678)	56,152	35,179	91,331

	$46,297	$(17,579)	$28,718	$89,886	$(3,456)	$86,430

        Based on events during the current quarter and economic forecast for the remainder of this year, management expects the net interest margin for 2002 will approximate the net interest margin of 5.26% reported for 2001, exclusive of any impact of acquisitions.

        Average loans rose to $6,713.3 million in 2001, an increase of 7.6% over the prior year. Average relationship loans increased $782.7 million, or 13.5% compared with $5,805.0 million in 2000. The year-over-year growth in average relationship loans was driven primarily by increases in real estate mortgage, residential first mortgage, commercial and construction loans. Compared with prior year averages, real estate mortgage loans rose 18.4% to $1,582.9 million from $1,336.4 million; residential first mortgage loans rose 14.8% to $1,417.4 million from $1,235.1 million; commercial loans rose 8.8% to $3,001.7 million from $2,758.1 million; and construction loans rose 25.4% to $513.2 million from

$409.3 million. Conversely, average syndicated non-relationship loans fell to $125.6 million during the year, down significantly from $431.3 million for the prior year. This was consistent with the Corporation's objective of reducing its exposure to syndicated non-relationship loans.

        Management anticipates average loan growth will be in the 8.0% to 13.0% range for 2002, exclusive of any impact of acquisitions.

        Average securities available-for-sale increased $305.1 million, or 22.6%, between 2000 and 2001 due, in part, to the investing activities of the registered investment subsidiary which reinvests principal and interest payments on loans in securities available-for-sale.

        Total average core deposits rose to $5,598.1 million, an increase of 12.9% over 2000. Average core deposits represented 79.2% of the total average deposit base for the year. Average interest-bearing core deposits increased to $2,599.7 million in 2001 from $2,355.1 million in 2000, an increase of $244.6 million, or 10.4%. Average noninterest-bearing deposits increased to $2,998.4 million in 2001 from $2,602.4 million in 2000, an increase of $396.1 million, or 15.2%. These increases resulted from the Company's increased sales of cash management products and a reduction in the earnings credit on analyzed deposit accounts resulting from lower interest rates. Average time deposits in denominations of $100,000 or more increased $92.5 million or, 6.7%, between 2000 and 2001.

        Average deposit growth in 2002, compared with 2001, is expected to be in the 8.0% to 12.0% range, exclusive of any impact of acquisitions.

        For 2000, taxable-equivalent net interest income totaled $419.1 million, an increase of $86.4 million, or 26.0%, from 1999. The increase in net interest income was due to strong average loan and average core deposit growth which included the acquisitions of APSB and Pacific Bank, and a higher average prime rate compared to prior years, partially offset by a higher cost of funds.

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

        Average securities available-for-sale increased $300.3 million, or 28.6%, between 1999 and 2000 due, in part, to the investing activities of the registered investment subsidiary which reinvests principal and interest payments on loans in securities available-for-sale.

        Average core deposits rose to $4,957.4 million, an increase of 27.7% over 1999. Average core deposits represented 78.3% of the total average deposit base for the year. Average interest-bearing core deposits increased to $2,355.1 million in 2000 from $1,804.2 million in 1999, an increase of $550.9 million, or 30.5%. Average noninterest-bearing deposits increased to $2,602.4 million in 2000 from $2,076.9 million in 1999, an increase of $525.5 million, or 25.3%. These increases resulted from the Company's increased marketing efforts, the nature of the Company's relationship business which encourages clients to maintain balances as compensation for banking services, as well as from the acquisitions of APSB and Pacific Bank. Average time deposits in denominations of $100,000 or more increased $448.7 million or, 48.3%, between 1999 and 2000.

Provision for Credit Losses

        The provision for credit losses primarily reflects the levels of net loan charge-offs and nonaccrual loans, changes in the economic environment during the period, as well as management's ongoing assessment of the credit quality and growth of the loan portfolio. In 2001, 2000 and 1999, net charge-offs totaled $27.6 million, $30.1 million and $4.7 million, respectively. In each of these same years, nonaccrual loans totaled $38.6 million, $62.0 million and $25.3 million, respectively.

        The Company recorded a provision for credit losses of $35.0 million in 2001, $21.5 million in 2000 and none in 1999. See "—Balance Sheet Analysis—Asset Quality—Allowance for Credit Losses."

        The provision for credit losses to be taken in 2002 will reflect management's assessment of the above factors, as well as changes in the economic environment during this period. Based on its current assessment, management anticipates that a provision for credit losses for all of 2002 could fall within the $35.0 million to $50.0 million range, exclusive of the impact of any acquisitions.

Noninterest Income

        The Company continues to emphasize fee income growth. Noninterest income in 2001 totaled $132.4 million, an increase of $22.9 million, or 20.9%, from 2000 which increased $22.3 million, or 25.6%, from 1999. Noninterest income represented 23.4% of total revenues in 2001, as compared with 21.2% and 21.3% in 2000 and 1999, respectively.

        A breakdown of noninterest income by category is reflected below.

Analysis of Changes in Noninterest Income

		Increase (Decrease)			Increase (Decrease)
Dollars in millions
	2001	Amount	%	2000	Amount	%	1999
Trust and investment fee revenue	$58.6	$11.3	23.9	$47.3	$9.4	24.8	$37.9
Cash management and deposit transaction charges	30.9	8.0	34.9	22.9	4.8	26.5	18.1
International services	15.0	—	—	15.0	5.0	50.6	10.0
Bank owned life insurance	2.9	0.3	11.5	2.6	0.3	13.0	2.3
All other income	20.3	1.6	8.6	18.7	5.6	42.7	13.1

Total core	127.7	21.2	19.9	106.5	25.1	30.8	81.4
Gain (loss) on sale of loans and assets/debt repurchase	1.4	1.5	N/M	(0.1)	(2.2)	(104.8)	2.1
Gain on sale of securities	3.3	0.2	6.5	3.1	(0.6)	(16.2)	3.7

Total	$132.4	$22.9	20.9	$109.5	$22.3	25.6	$87.2

        Trust and Investment services income, which includes trust fees, commissions and markups on securities transactions with clients, and fees on mutual funds, increased in 2001, compared with 2000, by $11.3 million, or 23.9%. The increase was attributable to the acquisition of Reed, Conner & Birdwell, which closed at year-end 2000 and accounted for approximately 46% of the increase, and an increase in new business within City National Investments (CNI). Trust and investment fee revenue increased by $9.4 million, or 24.8% from 1999 to 2000, primarily due to higher commissions resulting from higher balances in mutual funds, and expanded number of mutual funds available, new investment products and a higher number of affluent clients. At December 31, 2001, the Company had $18.8 billion under management or administration which included $7.7 billion under management, compared with $18.0 billion and $6.7 billion, respectively, at December 31, 2000.

        Cash management and deposit transaction fees increased $8.0 million, or 34.9%, compared with a 26.5% increase in 2000. The increase in 2001 was the result of higher sales of new online cash management products and a reduction in the earnings credit on analyzed deposit accounts resulting from lower interest rates which resulted in certain clients paying fees for services rather than paying the bank with deposit balances. The increase in 2000 was the result of deposits assumed in the acquisitions of APSB and Pacific Bank and strong internal growth in deposits attributable to increased sales of cash management products.

        Despite the introduction of online foreign exchange and online letters of credit products, international services fee income of $15.0 million for 2001 was unchanged from the prior year due primarily to the decline in the international trade market. For 2000, international services fee income increased $5.0 million, or 50.6%, due to an increased client base and the acquisition of Pacific Bank which resulted in increased foreign exchange fees and, to a lesser extent, an increase in fee income associated with letters of credit and standby letters of credit.

        Other income increased $1.6 million in 2001 over 2000, or 8.6%, primarily as the result of higher loan documentation and appraisal fees. Other income increased $5.6 million in 2000 over 1999, or 42.7%, primarily as the result of higher fee income earned on participating mortgage loans.

        Gains on the sale of securities available-for-sale in 2001 totaled $3.3 million compared with $3.1 million and $3.7 million for 2000 and 1999, respectively.

        Management expects growth in noninterest income to range from 7.0% to 10.0% for 2002, exclusive of any impact of acquisitions such as occurred in 2001 from the Reed, Conner & Birdwell acquisition which accounted for approximately one quarter of the 20.9% increase in noninterest income reported for the year. In addition, management does not anticipate repurchasing debt in 2002 and expects that a more stable interest rate environment will result in a reduction in the growth rate of cash management and deposit transaction fees in 2002. On the other hand, management expects a gain of $2.0 million from the sale of assets in early 2002.

Noninterest Expense

        Noninterest expense was $313.4 million in 2001, an increase of $18.6 million, or 6.3%, from 2000 which increased $53.0 million, or 21.9%, from 1999. The current year-over-year increase in expense was primarily the result of the Company's growth, including expenses resulting from the acquisition of Reed, Conner & Birdwell. A breakdown of noninterest expense by category is reflected below.

Analysis of Changes in Noninterest Expense

		Increase (Decrease)			Increase (Decrease)
Dollars in millions
	2001	Amount	%	2000	Amount	%	1999
Salaries and employee benefits	$170.4	$10.6	6.6	$159.8	$25.9	19.3	$133.9

All Other:
Net occupancy of premises	26.4	2.0	8.2	24.4	5.4	28.4	19.0
Professional	24.6	1.5	6.5	23.1	2.3	11.1	20.8
Information services	16.6	2.5	17.7	14.1	1.8	14.6	12.3
Depreciation	13.7	0.7	5.4	13.0	1.8	16.1	11.2
Amortization of goodwill	12.9	1.7	15.2	11.2	6.0	115.4	5.2
Marketing and advertising	12.1	(0.9)	(6.9)	13.0	2.6	25.0	10.4
Office supplies	9.4	(0.3)	(3.1)	9.7	1.5	18.3	8.2
Amortization of core deposit intangibles	5.6	0.2	3.7	5.4	1.3	31.7	4.1
Equipment	2.2	(0.3)	(12.0)	2.5	0.3	13.6	2.2
Other operating	19.5	0.9	4.8	18.6	4.1	28.3	14.5

Total all other	143.0	8.0	5.9	135.0	27.1	25.1	107.9

Total	$313.4	$18.6	6.3	$294.8	$53.0	21.9	241.8

        Salaries and employee benefit expense increased 6.6% in 2001 compared with a 19.3% increase in 2000. On a full-time equivalent basis, staff levels have increased to 2,084 at December 31, 2001 from 2,034 at December 31, 2000. As described in "Note 8 of Notes to Consolidated Financial Statements", the Company applies APB Opinion No. 25 in accounting for its stock options plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

        The remaining expense categories increased $8.0 million, or 5.9%, between 2000 and 2001. The remaining expense categories increased $27.1 million, or 25.1%, between 1999 and 2000. Marketing and advertising expense increased as the Company continued its marketing and advertising program to increase its visibility in expanded market areas. Other increases were primarily related to the acquisitions of APSB and Pacific Bank. Other expense in 2000 included $1.3 million of integration expenses relating to Pacific Bank, all of which were paid in 2000. In addition, the remaining integration expenses of APSB from 1999 were paid in 2000.

        On a new GAAP basis, excluding the amortization of goodwill in both 2001 and 2002, management currently anticipates that 2002 noninterest expense will be 3.0% to 5.0% higher than 2001, exclusive of any impact of acquisitions.

Income Taxes

        The 2001 effective tax rate was 33.0% compared with 34.1% in 2000 and 35.4% in 1999. The lower tax rate in 2001 was due primarily to the formation of a real estate investment trust subsidiary for capital-raising activities during the second quarter of the year. The reduced rate in 2000 compared to 1999 resulted primarily from the Company's registered investment company ("RIC") which was formed in 2000. The effective rates during all periods differed from the applicable statutory federal tax rate due to various factors including state taxes, tax benefits from investments in affordable housing partnerships, tax exempt income including interest on bank owned life insurance, and amortization of nondeductible goodwill.

        The Company's RIC has filed Form N8-F seeking de-registration in the first quarter of 2002. Management currently anticipates that the process of de-registration will be completed by the end of the second quarter of 2002. Management believes the Company currently has various alternative capital raising sources available to fund its operations in future periods and does not believe that the impact of the de-registration of the Company's RIC will have a material impact on the Company's financial condition or liquidity.

        In February 2002, a legislative tax bill, SB 1660 was introduced in the State of California Senate to retroactively repeal back to 1993, the tax benefit of dividends paid by a RIC to a California corporate shareholder which is unitary with the RIC. In March 2002, the Franchise Tax Board, when first considering this matter, directed its staff to gather more information concerning this proposal. While staff of the legislative author of SB 1660 indicated that the provisions of the bill applicable to a RIC would be stricken from the bill, such a change to the bill cannot happen without legislative action until at least April 1, 2002 and there is no assurance of such an amendment. The Company believes, based on opinions of independent counsel, that retroactive repeal will not prevail even if the proposal is not excluded from SB 1660.

        The Company's tax returns are open for audits by the Internal Revenue Service back to 1998 and by the Franchise Tax Board of the State of California back to 1996. From time-to-time, there may be differences in opinions with the respect to tax treatment accorded transactions. When, and if, such differences occur and become probable and estimable, a liability will be recognized.

        As indicated above, the effective tax rate continues to be impacted by the nature of the business and applicable tax strategies. Management currently anticipates its effective tax rate may fall within a range of 32.0% to 34.0% for 2002, exclusive of any impact of acquisitions.

BALANCE SHEET ANALYSIS

Capital

        At December 31, 2001, the Corporation's and the Bank's Tier 1 capital, which is comprised of common shareholders' equity as modified by certain regulatory adjustments, amounted to $700.9 million and $632.4 million, respectively. At December 31, 2000, the Corporation's and the Bank's Tier 1 capital amounted to $555.5 million and $532.6 million, respectively. The increase from December 31, 2000 resulted from retention of 2001 earnings, the issuance by City National Bank of $150.0 million of 6.75%, ten year subordinated notes which qualifies as Tier II capital and the issuance of $3.4 million of preferred stock by a subsidiary of the bank which qualifies as Tier 1 capital and the exercise of stock options, offset by dividends paid and amounts related to shares repurchased. See "—Overview."

        The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 2001, 2000 and 1999.

		December 31,
	Regulatory Well Capitalized Standards
		2001	2000	1999
City National Corporation
Tier 1 leverage	4.00%	7.26%	6.49%	6.73%
Tier 1 risk-based capital	6.00	9.32	7.84	7.88
Total risk-based capital	10.00	14.08	10.85	11.21
City National Bank
Tier 1 leverage	4.00%	6.59%	6.23%	6.30%
Tier 1 risk-based capital	6.00	8.48	7.55	7.40
Total risk-based capital	10.00	13.28	10.57	10.75

Liquidity Management

        Liquidity risk results from the mismatching of asset and liability cash flows. Funds for this purpose can be obtained in cash markets, by borrowing, or by selling assets.

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

        The Company's core deposit base in recent years provided the majority of the Company's funding requirements. This relatively stable and low cost source of funds has, along with shareholders' equity, provided 69% and 67% of funding for average total assets in 2001 and 2000, respectively.

        A significant portion of remaining funding of average total assets is provided by short-term federal fund purchases and sales of securities under repurchase agreements. This funding source, on average, totaled $326.9 million and $264.0 million in 2001 and 2000, respectively. Additionally, the Company decreased its funding from other borrowings, primarily Federal Home Loan Bank advances, to $990.8 million on average in 2001 from $1,047.6 million in 2000.

        Liquidity is also provided by assets such as federal funds sold, securities purchased under resale agreements, and trading account securities which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $150.9 million during 2001 compared with $111.6 million in 2000. Liquidity is also provided by the portfolio of securities available-for-sale which totaled $1,814.8 million and $1,547.8 million at December 31, 2001 and 2000, respectively.

        The unpledged portion of securities available-for-sale at December 31, 2001 totaled $1,429.9 million and could be sold or be available as collateral for borrowing. Maturing loans also provide liquidity, and $2,812.3 million, or 39.3% of the Company's loans are scheduled to mature in 2002.

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

        The Company has established three primary measurement processes to quantify and manage exposure to interest rate risk: net interest income simulation modeling, present value of equity analysis, and gap analysis. Net interest income simulations are used to identify the direction and severity of interest rate risk exposure across a twelve and twenty-four month forecast horizon. Present value of equity calculations are used to estimate the theoretical price sensitivity of shareholders' equity to changes in interest rates. Gap analysis provides insight into structural mismatches of asset and liability repricing characteristics.

        Net Interest Income Simulation:    The Company's net interest margin is affected by the level of interest rates and by the shape of the yield curve. The yield curve depicts market interest rates as a function of maturity. The Company has a large portfolio of rate sensitive commercial loans that are funded in part by rate stable core deposits. As a result, the Company is generally asset sensitive; net interest margin increases when interest rates are increasing and decreases when rates are declining. The Company uses a simulation model to estimate the severity of this risk and to develop mitigation strategies. It captures the dynamic nature of the balance sheet by anticipating probable on-balance sheet and off-balance sheet responses to different interest rate scenarios over the course of twelve and twenty-four month forecasting horizons. Model assumptions are updated periodically and are reviewed by the Asset/Liability Management Committee (ALCO). The Board of Directors has adopted limits within which interest rate exposure must be contained. Within these broader limits, ALCO sets management guidelines to further contain interest rate risk exposure.

        The simulation indicates that net interest income would not be substantially adversely impacted by changes in interest rates. A rapid and sustained two-percentage point decline in interest rates would result in a decrease in projected net interest income of approximately 1.5% over the twenty-four month horizon. This 1.5% at-risk amount at December 31, 2001 is an improvement from the 4.0% at-risk amount at the beginning of 2001. A rapid and sustained two-percentage point increase in rates would cause net interest income to improve by about 4.7% compared to slightly over 2.0% at the beginning of 2001. The changes are within the ALCO management guideline of 5.0%. The Company continues to use a variety of tools to manage its asset sensitivity.

        Present Value of Equity:    The present value of equity ("PVE") model is used to evaluate the vulnerability of the market value of shareholders' equity to changes in interest rates. The PVE model calculates the expected cash flow of all of the Company's assets and liabilities under sharply higher and lower interest rate scenarios. The present value of these cash flows is calculated by discounting them using the interest rates for that scenario. The difference between the present value of assets and the present value of liabilities in each scenario is the PVE. PVE will vary depending on the timing of expected cash flow, the level of interest rates, and the shape of the yield curve. The assumptions governing these relationships are the same as those used in the net interest income simulation. They are updated periodically and are reviewed by ALCO. The Board of Directors has adopted limits within which this exposure must be contained.

        The model indicates that PVE is only slightly vulnerable to an increase in interest rates. A two-percentage point increase in interest rates results in a 3.8% decline in PVE. A two percentage point decrease in interest rates results in a 1.2% appreciation in PVE. These results reflect the increase in asset sensitivity experienced over the previous twelve months.

        Gap Analysis:    The gap analysis is based on the contractual cash flows of all asset and liability balances on the Company's books. The contractual life of these balances may differ substantially from their expected lives however. For example, checking accounts are subject to immediate withdrawal. Experience suggests that these accounts will have an average life of several years. Also, certain loans (such as first mortgages) are subject to prepayment. The gap analysis reflects the contractual cash flows adjusted for anticipated client behavior. It may be used to identify periods in which there is a substantial mismatch between assets and liabilities. These mismatches can be moderated by investments or off-balance sheet derivatives transaction strategies. The Board of Directors has adopted limits within which the ratio of rate-sensitive assets to rate-sensitive liabilities must be contained. The most recent gap analysis indicates that the Company's one-year cumulative ratio of rate-sensitive assets to rate-sensitive liabilities is 103% and is within the limits set by the Board of Directors.

        The following table presents in tabular form information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related average interest rates by expected re-pricing or maturity dates and fair values as of December 31, 2001 and December 31, 2000. Expected re-pricing or maturities of assets are contractual. Interest-bearing demand and savings deposits are included in the earliest maturity category, even though withdrawal of these balances is not contractually required and may not actually occur during that period. Average interest rates on variable rate instruments are based upon the Company's interest rate forecast. Actual re-pricing or maturities of interest-sensitive assets and liabilities could vary substantially from expectations if different assumptions are used or if actual experience differs from the assumptions used.

Interest-Sensitive Financial Instrument Maturities
December 31, 2001

Dollars in millions	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Interest-sensitive assets:
Available-for-sale securities	$334.7	$94.7	$151.0	$188.9	$130.3	$915.2	$1,814.8	$1,814.8
Average interest rate	5.98%	4.79%	6.39%	6.15%	5.86%	6.19%	6.06%
Loans
Commercial	2,519.3	306.7	97.0	53.3	61.9	209.1	3,247.3	3,160.9
Average interest rate	5.58%	5.97%	6.57%	6.71%	6.51%	5.41%	5.67%
Real estate mortgage	887.7	56.2	67.1	46.6	62.9	547.6	1,668.1	1,665.3
Average interest rate	6.45%	7.73%	8.05%	7.99%	8.09%	7.99%	7.12%
Residential first mortgage	27.2	27.4	29.2	33.3	36.5	1,433.7	1,587.3	1,588.6
Average interest rate	6.88%	6.81%	6.81%	6.85%	6.78%	6.89%	6.88%
Real estate construction	573.3	1.4	0.5	0.5	2.0	8.4	586.1	576.8
Average interest rate	5.18%	13.23%	9.12%	7.51%	6.39%	7.72%	5.24%
Installment	17.2	9.2	6.7	4.6	3.0	29.7	70.4	66.8
Average interest rate	11.01%	8.76%	8.58%	8.40%	8.15%	8.22%	9.14%

Total loans	4,024.7	400.9	200.5	138.3	166.3	2,228.5	7,159.2	7,058.4

Total interest-sensitive assets	$4,359.4	$495.6	$351.5	$327.2	$296.6	$3,143.7	$8,974.0	$8,873.2

Interest-sensitive liabilities:
Deposits
Interest checking	$576.7	$—	$—	$—	$—	$—	$576.7	$576.7
Average interest rate	0.25%						0.25%
Savings	240.4	—	—	—	—	—	240.4	240.4
Average interest rate	0.40%						0.40%
Money market	1,893.4	—	—	—	—	—	1,893.4	1,893.4
Average interest rate	1.45%						1.45%
Time	1,528.3	32.1	5.4	3.7	3.9	0.5	1,573.9	1,579.2
Average interest rate	3.12%	4.09%	4.44%	5.40%	4.36%	6.06%	3.16%

Total deposits	4,238.8	32.1	5.4	3.7	3.9	0.5	4,284.4	4,289.7
Total borrowings	953.0	—	15.0	—	—	85.6	1,053.6	1,086.3
Average interest rate	3.33%	—	5.24%	—	—	7.75%	3.67%

Total interest-sensitive liabilities	$5,191.8	$32.1	$20.4	$3.7	$3.9	$86.1	$5,338.0	$5,376.0

Interest-Sensitive Financial Instrument Maturities
December 31, 2000

Dollars in millions	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Interest-sensitive assets:
Available-for-sale securities	$484.8	$192.0	$92.3	$95.9	$80.1	$602.7	$1,547.8	$1,547.8
Average interest rate	6.46%	6.45%	5.65%	6.76%	6.07%	6.75%	6.52%
Loans
Commercial	2,833.2	98.4	88.1	61.6	37.1	129.8	3,248.2	3,145.7
Average interest rate	8.95%	7.24%	7.24%	7.10%	6.78%	5.71%	8.62%
Real estate mortgage	915.7	60.0	56.3	60.1	38.0	349.8	1,479.9	1,464.9
Average interest rate	9.43%	8.76%	8.36%	8.19%	8.09%	8.17%	8.97%
Residential first mortgage	34.2	24.3	23.2	24.9	30.1	1,137.0	1,273.7	1,265.8
Average interest rate	7.58%	7.48%	7.27%	7.27%	7.42%	7.35%	7.36%
Real estate construction	436.1	4.9	2.0	0.9	0.9	7.5	452.3	446.6
Average interest rate	9.87%	12.38%	12.37%	8.10%	7.74%	7.74%	9.86%
Installment	19.1	10.7	7.8	5.2	3.3	26.9	73.0	68.8
Average interest rate	11.14%	9.35%	9.21%	9.08%	8.97%	8.99%	9.71%

Total loans	4,238.3	198.3	177.4	152.7	109.4	1,651.0	6,527.1	6,391.8

Total interest-sensitive assets	$4,723.1	$390.3	$269.7	$248.6	$189.5	$2,253.7	$8,074.9	$7,939.6

Interest-sensitive liabilities:
Deposits
Interest checking	$619.3	$—	$—	$—	$—	$—	$619.3	$619.3
Average interest rate	0.40%						0.40%
Savings	244.7	—	—	—	—	—	244.7	244.7
Average interest rate	4.24%						4.24%
Money market	1,344.2	—	—	—	—	—	1,344.2	1,344.2
Average interest rate	3.60%						3.60%
Time	1,786.9	119.7	11.2	3.0	2.9	0.5	1,924.2	1,925.9
Average interest rate	5.99%	5.30%	5.70%	5.00%	4.80%	—%	6.03%

Total deposits	3,995.1	119.7	11.2	3.0	2.9	0.5	4,132.4	4,134.1
Total borrowings	608.4	40.0	—	15.0	—	123.6	787.0	790.0
Average interest rate	6.44%	5.67%	—	5.2%	—	6.49%	6.38%

Total interest-sensitive liabilities	$4,603.5	$159.7	$11.2	$18.0	$2.9	$124.1	$4,919.4	$4,924.1

        The use of simple straight forward interest rate swaps to manage interest rate exposure as hedges of financial instruments results in the difference between fixed and floating rates paid or received being added to or reducing net interest income on an earned basis within a reporting period.

        The use of interest rate swaps involves the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts potentially subject to credit and market risk are much smaller. At December 31, 2001, the Company's interest rate swaps were entered into as a hedge of the variability in interest cash flows generated from LIBOR based loans due to fluctuations in the LIBOR index or to convert fixed rate deposits and borrowings into floating rate liabilities.. As of January 1, 2001, the Company adopted SFAS No.133, "Accounting for Derivatives and Hedging Activities", as amended. At that date, the Company had $800.0 million of notional amount of interest rate swaps which had a fair value of $7.5 million. Of the $800.0 million of interest rate swaps, $450.0 million were fair value hedges of various fixed rate deposits and borrowings and $350.0 million were cash flow hedges related to periodic future interest payments on specific portions of a $1.2 billion variable rate LIBOR based loan portfolio. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in the hedged deposits and borrowings of $5.1 million as of January 1, 2001. The positive mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $2.4 million, before taxes of $1.0 million as of January 1, 2001. There was no transition adjustment at January 1, 2001 or any ineffectiveness gain or loss that impacted net income for 2001.

        As of December 31, 2001, the Company had $706.4 million of interest rate swaps, of which $206.4 million were fair value hedges and $500.0 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets of $9.6 million, other liabilities of $0.7 million and an increase in hedged deposits and borrowings of $8.9 million. The positive mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $11.7 million, before taxes of $4.9 million. In addition, deposits and borrowings included $1.8 million and comprehensive income included $2.8 million, before taxes of $1.2 million relating to interest rate swaps terminated with positive benefit during 2001. These amounts are being amortized into income over the designated hedged period. Amounts to be paid or received on the interest rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $8.9 million that were reclassified into net interest income during the year ended December 31, 2001. Of the $14.5 million of comprehensive income cash flow hedges, $13.2 million is expected to reclassified into net interest income within the next 12 months.

        The Company has not entered into transactions involving any other more sophisticated interest rate derivative financial instruments, such as interest rate floors, caps, and interest rate futures contracts. The Company could consider using such financial instruments in the future if they offered a significant financial advantage over interest rate swaps.

        The table below shows the notional amounts of the Company's interest rate swap maturities and average rates at December 31, 2001 and December 31, 2000:

Interest Rate Swap Maturities and Average Rates
December 31, 2001

Notional amounts in millions	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Notional amount	$365.0	$150.0	$—	$—	$—	$191.4	$706.4	$20.6	(1)
Weighted average rate received	5.55%	5.50%	—%	—%	—%	6.21%	5.72%
Weighted average rate paid	1.92%	1.90%	—%	—%	—%	3.12%	2.24%

Interest Rate Swap Maturities and Average Rates
December 31, 2000

Notional amounts in millions	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Notional amount	$315.0	$295.0	$50.0	$15.0	$—	$125.0	$800.0	$7.5	(1)
Weighted average rate received	6.55%	6.24%	7.28%	5.39%	—%	6.64%	6.47%
Weighted average rate paid	6.74%	6.71%	6.76%	6.71%	—%	6.91%	6.75%

(1)
Estimated net gain to settle derivative contracts.

        At December 31, 2001, the Company's outstanding foreign exchange contracts for both those purchased as well as sold totaled $110.3 million. The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. The Company's policies also permit limited proprietary currency positioning within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at December 31, 2001 had remaining maturities of twelve months or less and the mark-to-market included in other assets totaled $0.2 million.

Securities

        Securities held to facilitate client trading orders are classified as trading securities. All other securities are classified as available-for-sale. The securities available-for-sale portfolio includes both debt and marketable equity securities. Substantially all of the fair values of securities are determined using publicly traded market quotations. Where there are no other sources for values, some values are determined from third parties that make a market for certain financial instruments. At December 31, 2001, the securities available-for-sale portfolio had an unrealized net gain of $4.0 million, comprised of $20.9 million of unrealized gains and $16.9 million of unrealized losses. At December 31, 2000, the securities available-for-sale portfolio had an unrealized net loss of $19.8 million, comprised of $29.4 million of unrealized losses and $9.6 million of unrealized gains. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a valuation allowance that is a component of other comprehensive income (loss).

        Comparative period end security portfolio balances are presented below:

Securities Available-for-Sale

	December 31, 2001		December 31, 2000
Dollars in thousands
	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$300,653	$306,206	$646,629	$648,374
Mortgage-backed	1,070,670	1,075,533	438,667	437,221
State and Municipal	187,519	190,201	158,983	160,139
Other debt securities	31,924	30,266	165,489	150,913

Total debt securities	1,590,766	1,602,206	1,409,768	1,396,647
Marketable equity securities	220,124	212,633	157,908	151,197

Total securities	$1,810,890	$1,814,839	$1,567,676	$1,547,844

        At December 31, 2001, the fair value of securities available-for-sale totaled $1,814.8 million, an increase of $267.0 million, or 17.2% from December 31, 2000. The increase was due to investing activities of the registered investment subsidiary which reinvests principal and interest payments on loans in securities available-for-sale. The average duration of total available-for-sale securities at December 31, 2001 was 3.4 years compared with 3.6 years at December 31, 2000.

        The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio at December 31, 2001. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

Debt Available-for-Sale Securities

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield
U.S. Government and federal agency	$14,783	5.89	$192,029	5.27	$99,394	6.22	$—	—	$306,206	5.61
Mortgage-backed	—	—	553	6.25	4,312	6.32	1,070,668	6.38	1,075,533	6.38
State and Municipal	13,760	6.87	60,106	6.68	103,132	6.75	13,203	6.81	190,201	6.74
Other debt securities	—	—	—	—	16,232	7.60	14,034	8.05	30,266	7.81

Total debt securities	$28,543	6.36	$252,688	5.61	$223,070	6.57	$1,097,905	6.41	$1,602,206	6.30

Amortized cost	$28,075		$247,939		$220,774		$1,093,978		$1,590,766

        Dividend income included in interest income on securities in the consolidated statement of income and comprehensive income was $9.5 million for 2001 and 2000.

Loan Portfolio

        Total loans were $7,159.2 million, $6,527.1 million, and $5,490.7 million at December 31, 2001, 2000, and 1999, respectively. Management divides the Company's commercial loan portfolio into relationship loans and syndicated non-relationship loans. Syndicated non-relationship loans are loans agented by others where the Company has limited direct access to the borrower and provides no other banking products or services. Relationship commercial loans are all other commercial loans, including some syndicated loans, where the Company has direct access to the borrower and, therefore, has the opportunity to provide the borrower with multiple banking products or services, such as cash management, international, brokerage and trust services.

        Total loans grew $632.1 million during 2001. Residential first mortgages grew $313.6 million in 2001 while real estate mortgage loans grew $188.3 million. Construction loans grew $133.8 million while relationship commercial loans grew $104.0 million.

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

        The following table shows the Company's consolidated loans by type of loan or borrower and their percentage distribution:

Loan Portfolio

	December 31,
Dollars in thousands
	2001	2000	1999	1998	1997
Commercial
Relationship	$3,160,418	$3,056,464	$2,333,627	$1,950,653	$1,731,860
Syndicated non-relationship	86,902	191,789	536,811	507,293	240,372

	3,247,320	3,248,253	2,870,438	2,457,946	1,972,232
Real estate mortgage	1,668,114	1,479,862	1,042,123	747,711	686,188
Residential first mortgage	1,587,303	1,273,711	1,173,334	1,038,229	980,040
Real estate construction	586,066	452,301	344,870	237,015	144,558
Installment loans	70,403	73,018	59,904	49,526	42,206

Total loans	$7,159,206	$6,527,145	$5,490,669	$4,530,427	$3,825,224

Commercial
Relationship	44.1%	46.9%	42.4%	43.1%	45.3%
Syndicated non-relationship	1.2	2.9	9.8	11.2	6.3
Real estate mortgage	23.3	22.7	19.0	16.5	17.9
Residential first mortgage	22.2	19.5	21.4	22.9	25.6
Real estate construction	8.2	6.9	6.3	5.2	3.8
Installment loans	1.0	1.1	1.1	1.1	1.1

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

        The Company's loan portfolio consists primarily of short-term loans for business and real estate purposes. Loans are generally made on the basis of a secure repayment source as the first priority, and collateral is generally a secondary source for loan qualification. Although the legal lending limit for any one borrower can amount to $155.9 million at December 31, 2001, the Bank has established "house limits" for individual borrowings which vary by risk rating. The highest amount which can be extended to any one borrower without the approval of the Bank's Audit Committee in 2001 was $40.0 million. At December 31, 2001, there were 20 relationships with commitments greater than $25.0 million. Of the 20 relationships, 9 had outstanding balances greater than $25.0 million with the largest outstanding being a $74.8 million security secured loan.

Commercial

        Commercial syndicated non-relationship loans were $86.9 million at December 31, 2001, representing approximately 1% of the loan portfolio. At December 31, 2000, syndicated non-relationship loans totaled $191.8 million, or 3% of the loan portfolio. The reduction in syndicated non-relationship loans reflects management's decision to reduce the higher credit risk exposure associated with that portfolio. The average outstanding loan balance in the syndicated non-relationship portfolio at December 31, 2001 was $2.8 million, which represents just over half of the average commitment amount.

        Syndicated non-relationship loans at December 31, 2001 included media and communications related credits totaling $33.2 million (average outstandings of $3.0 million) and a group of highly diversified corporate outstandings aggregating $53.7 million (average outstandings of $2.7 million). The Company has identified media and communications as one of its industry specialties. An additional $137.8 million of media and communications credits were outstanding in the Company's commercial relationship portfolio. At December 31, 2001, the Company had a total of $1.4 million of syndicated non-relationship media and communications credits on nonaccrual.

        Management expects the remaining syndicated non-relationship portfolio of corporate borrowers to be reduced over time through scheduled repayments, as well as future events and market driven activities. The corporate syndicated non-relationship portfolio at December 31, 2001 included $4.5 million of nonaccrual loans.

        The commercial relationship loan portfolio primarily consists of loans to middle-market companies, professional and business borrowers, and associated individuals. The commercial loan portfolio at December 31, 2001, does not contain any direct energy-related borrowings and a limited amount of technology-related borrowings—less than one half of one percent of the total commercial loan portfolio. The average outstanding individual note balance in the $3,160.4 million commercial relationship loan portfolio at December 31, 2001 was $428,000. See "—Results of Operations—Net Interest Income."

        Following is a breakdown of commercial relationship loans to businesses engaged in the industries listed.

Commercial Relationship Loans By Industry

	December 31,
Dollars in thousands
	2001	%	2000	%
Services(1)	$941,063	29.8	$765,120	25.0
Entertainment	502,943	15.9	551,273	18.0
Wholesale Trade	357,952	11.3	311,762	10.2
Manufacturing	339,045	10.7	306,668	10.0
Real Estate and Construction	323,735	10.2	255,180	8.3
Finance and Insurance	241,121	7.6	219,047	7.2
Retail Trade	165,009	5.2	95,115	3.1
Media and Communications	137,811	4.4	214,339	7.0
Other	151,739	4.9	337,960	11.2

Total	$3,160,418	100.0	$3,056,464	100.0

(1)
Legal, membership organizations, engineering and management services, etc.

Real Estate Mortgage

        Real estate mortgages, representing 23.3% of the loan portfolio, consists of 85.2% commercial and 14.8% residential (1-4 family including undeveloped land, condominium/apartments and equity lines of credit). The average outstanding individual note balance at December 31, 2001 was approximately $690,000.

        Following is a breakdown of real estate mortgage loans, where over half of the increase is in the office buildings category, by collateral type:

Real Estate Mortgage Loans by Collateral Type

	December 31,
Dollars in thousands
	2001	%	2000	%
Industrial	$623,417	37.4	$693,168	46.8
Office buildings	262,089	15.7	150,239	10.2
Shopping centers	174,226	10.4	100,834	6.8
1-4 family (includes undeveloped land)	61,984	3.7	44,283	3.0
Condominiums/apartments	84,813	5.1	67,381	4.6
Land, nonresidential	27,051	1.6	9,884	0.7
Churches/religious	15,635	0.9	15,560	1.1
Equity lines of credit	99,890	6.0	68,626	4.6
Other	319,009	19.2	329,887	22.2

Total	$1,668,114	100.0	$1,479,862	100.0

Residential First Mortgage

        Residential first mortgage loans which comprised 22.2% of total loans at December 31, 2001, continued an eight-year growth trend, increasing $313.6 million, or 24.6%, to $1,587.3 million at December 31, 2001. At December 31, 2001, 94.0% of the portfolio was originated internally, and the balance was purchased from third parties. The residential first mortgage loans originated internally have a weighted average loan to value ratio of 61.0% at origination. The average outstanding individual note balance at December 31, 2001 was approximately $592,000.

Construction

        The real estate construction portfolio, representing 8.2% of the loan portfolio, consists of 70.8% commercial and 29.2% residential. Such loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project, and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to incurred costs, sales price, and sales cycle. The average outstanding individual note balance at December 31, 2001 was approximately $2,402,000.

        Following is a breakdown of real estate construction loans, where over half of the increase is in the 1-4 family category, by collateral type:

Real Estate Construction Loans by Collateral Type

	December 31,
Dollars in thousands
	2001	%	2000	%
Industrial	$166,241	28.4	$144,136	31.9
1-4 family (includes undeveloped land)	109,204	18.6	34,513	7.6
Office buildings	108,734	18.6	54,246	12.0
Shopping centers	80,637	13.8	37,602	8.3
Condominiums/apartments	61,987	10.6	82,133	18.2
Other	59,263	10.0	99,671	22.0

Total	$586,066	100.0	$452,301	100.0

Installment

        Installment loans consist primarily of loans to individuals for personal purchases. The average outstanding individual note balance at December 31, 2001 was approximately $23,000.

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

        Inherent in any loan portfolio are risks associated with certain types of loans. The Company assesses and manages credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies, and internal monitoring. As part of the control process, an independent loan review and compliance department regularly examines the Company's loan portfolio and other credit related products, including unused commitments and letters of credit. In addition to this internal credit process, the Company's loan portfolio is subject to examination by external regulators in the normal course of business. Credit quality is influenced by underlying trends in the economic and business cycle. With the slowdown in the economy, the Company has enhanced its training program for its line officers and implemented additional credit underwriting and monitoring procedures. The Company also seeks to manage and control its risk through diversification of the portfolio by type of loan, industry concentration, and type of borrower as well as specific maximum loan-to-value (LTV) limitations at origination as to various categories of real estate related loans other than residential first mortgage loans. These ratios are as follows:

Maximum LTV Ratios

Category of Real Estate Collateral	Maximum LTV Ratio
1-4 family (includes undeveloped land)	80%
Condominiums/apartments	80
Equity lines of credit	80
Industrial	80
Shopping centers	80
Churches/religious	75
Office building	75
Other improved property	70
Land, nonresidential	50

        The Company's loan policy provides that any term loan on income-producing properties must have a minimum debt service coverage of at least 1.20 to 1 for non-owner occupied property and at least 1.05 to 1 for owner occupied at origination. Any exception to these guidelines requires approval at higher levels of authority based on the type of exception. All exceptions are reviewed by the Credit Policy Committee of the Bank.

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

        At December 31, 2001, 74.9% of commercial loans and 47.9% of real estate loans, including residential first mortgages, outstanding were floating interest rate loans. There were no floating rate installment loans as of December 31, 2001. Floating rate loans comprised 59.7% of the total loan portfolio at December 31, 2001 and 62.8% at December 31, 2000. Total loans at December 31, 2001 consisted of 39.3% due in one year or less, 16.6% due in one to five years and 44.1% due after five years.

        The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities.

Loan Maturities

	December 31, 2001
Dollars in thousands	Commercial	Real Estate Mortgage	Residential First Mortgage	Real Estate Construction	Installment	Total
Aggregate maturies of loan balances due:
In one year or less
Interest rate—floating	$1,923,969	$296,109	$1,955	$497,775	$—	$2,719,808
Interest rate—fixed	67,015	4,947	13	12,580	7,903	92,458
After one year but within five years
Interest rate—floating	463,207	136,159	38	59,450	—	658,854
Interest rate—fixed	373,832	67,386	59,067	2,648	29,308	532,241
After five years
Interest rate—floating	45,085	419,145	427,135	1,460	—	892,825
Interest rate—fixed	374,212	744,368	1,099,095	12,153	33,192	2,263,020

Total loans	$3,247,320	$1,668,114	$1,587,303	$586,066	$70,403	$7,159,206

Asset Quality

Allowance for Credit Losses

        A consequence of lending activities is that losses may be experienced. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, rising interest rates, and the financial experience of borrowers. The allowance for credit losses which provides for the risk of losses inherent in the credit extension process, is increased by the provision for credit losses charged to operating expense and allowances acquired through acquisitions and is decreased by the amount of charge-offs, net of recoveries. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

        The Company has an internal risk analysis and review staff that ultimately reports to the Audit Committee of the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem, potential problem loans and loans to be charged off, an assessment of the overall quality and collectibility of the portfolio, and consideration of the loan loss experience, trends in problem loans, and concentration of credit risk, as well as current economic conditions particularly in California. Management then evaluates the allowance, determines its desired level, determines appropriate provisions and reviews the results with the Audit Committee.

        The allowance for credit losses is a significant estimate that can and does change based on management's process in analyzing the loan portfolio and on management's assumptions about specific borrowers and the impact on the portfolio of applicable economic and environmental conditions, among other factors. The Company's methodology for determining the allowance for loan losses establishes both a specific and a general component. The specific component of the allowance for commercial and real estate loans is based principally on current loan grades and historical loan loss experience adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibilty of loans in the portfolio. The specific component of the allowance for residential first mortgage and installment loans is based principally on loan payment status and historical loss rates adjusted to reflect current conditions. The general component of the allowance for loan losses represents the results of analyses that estimate probable losses inherent in the total portfolio that are not fully captured in the specific allowance analyses. These analyses include industry concentrations, current economic factors, trends in the portfolio and the estimated impact of current economic conditions on certain historical loss rates used. In assessing the impact of current economic factors and the estimated impact of current economic conditions on certain historical loss rates, management continuously monitors trends in loan portfolio qualitative factors, including loan growth, past due loans, criticized loans and nonperforming loans. Based on known information available to it at the date of this report, management believes that the Company's allowance for credit losses was adequate for foreseeable losses at December 31, 2001. Examinations of the loan portfolio are also conducted periodically by the Company's regulators.

        Based on expected loan growth, the levels of nonperforming loans and net charge-offs, it is anticipated that the level of the allowance will require additional provisions for credit losses in 2002, but not necessarily equal to the amount of net charge-offs. Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may warrant an adjustment to the amount of the projected provision. See "—Provision for Credit Losses."

        The following table summarizes the activity in the allowance for credit losses for the five years ended December 31, 2001:

Allowance for Credit Losses

	Year ended December 31,
Dollars in thousands
	2001	2000	1999	1998	1997
Average amount of loans outstanding	$6,713,315	$6,236,334	$4,822,254	$4,213,853	$3,387,784

Balance of allowance for credit losses, beginning of year	$135,435	$134,077	$135,339	$137,761	$130,089

Loans charged off:
Commercial
Relationship	(29,632)	(22,293)	(10,672)	(12,987)	(12,440)
Syndicated non-relationship	(11,812)	(18,167)	(8,093)	(2,032)	(2,211)

	(41,444)	(40,460)	(18,765)	(15,019)	(14,651)
Real estate mortgage	(842)	(905)	(455)	(1,382)	(4,275)
Residential first mortgage	(220)	(77)	(158)	(1,128)	(474)
Installment	(73)	(134)	(150)	(107)	(112)

Total loans charged off	(42,579)	(41,576)	(19,528)	(17,636)	(19,512)

Recoveries of loans previously charged off:
Commercial
Relationship	11,647	7,977	13,403	11,556	11,098
Syndicated non-relationship	1,012	—	—	—	—

	12,659	7,977	13,403	11,556	11,098
Real estate mortgage	2,011	1,959	893	397	8,894
Residential first mortgage	282	1,522	527	503	58
Installment	54	49	28	11	118

Total recoveries	15,006	11,507	14,851	12,467	20,168

Net loans (charged off) recovered	(27,573)	(30,069)	(4,677)	(5,169)	656
Additions to allowance charged to operating expense	35,000	21,500	—	—	—
Acquisitions	—	9,927	3,415	2,747	7,016

Balance, end of year	$142,862	$135,435	$134,077	$135,339	$137,761

Ratio of net (charge offs) recoveries to average loans	(0.41)%	(0.48)%	(0.10)%	(0.12)%	0.02%

Ratio of net relationship (charge offs) recoveries to average relationship loans	(0.25)%	(0.21)%	0.08%	(0.08)%	0.09%

        Net loan charge-offs were $27.6 million, or 0.41%, of average loans during 2001. Included in this amount was $10.8 million in net loan charge-offs in syndicated non-relationship loans which represented 39.2% of net loan charge-offs. Net charge-offs for 2000 and 1999 were $30.1 million, or 0.48%, and $4.7 million, or 0.10%, of average loans, respectively.

        The allowance for credit losses as a percentage of total loans was 2.00%, 2.07%, and 2.44% at December 31, 2001, 2000, and 1999, respectively. The allowance for credit losses as a percentage of nonperforming loans was 370.5%, 218.5%, and 530.2% at December 31, 2001, 2000, and 1999, respectively. See "—Nonaccrual, Past Due, and Restructured Loans".

        Based on an evaluation of individual credits, previous loan loss experience, management's evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for credit losses as shown for the past five years in the table below.

Allocation of Allowance for Credit Losses

	Allowance amount					Percent of loans to total loans
Dollars in thousands
	2001	2000	1999	1998	1997	2001	2000	1999	1998	1997
Commercial
Relationship	$79,195	$74,920	$63,082	$80,275	$81,101	44%	47%	42%	43%	45%
Syndicated non-relationship	7,747	17,717	15,579	20,536	10,813	1	3	10	11	6
Real estate mortgage	24,686	24,517	33,590	16,508	27,378	23	23	19	17	18
Residential first mortgage	21,998	10,453	17,659	15,625	14,750	23	19	22	23	26
Real estate construction	8,176	6,645	2,837	1,950	3,357	8	7	6	5	4
Installment	1,060	1,183	1,330	445	362	1	1	1	1	1

Total	$142,862	$135,435	$134,077	$135,339	$137,761	100%	100%	100%	100%	100%

        While the allowance is allocated to portfolios, the allowance is general in nature and is available for the portfolio in its entirety. In 2001, an increase in problem loans in the commercial loan category and an increase in residential first mortgages resulted in increased allocations while a decrease in syndicated non-relationship loans outstanding resulted in a decreased allocation to this category of loans.

        At December 31, 2001, there was $29.2 million of impaired loans included in nonaccrual loans, $10.2 million of which had an allowance of $2.6 million allocated to them. At December 31, 2000, there was $49.1 million of impaired loans included in nonaccrual loans, $3.2 million of which had an allowance of $1.2 million allocated to them. The allowance represents the difference between the value of the collateral supporting those loans and the outstanding balances of those loans and is included in the allowance for credit losses. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, SFAS No. 114 requires that the impairment be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the impairment may be measured by using the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company's policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

Nonaccrual, Past Due, and Restructured Loans

        Total nonperforming assets (nonaccrual loans and ORE) were $38.6 million, or 0.54% of total loans and ORE at December 31, 2001, compared with $62.5 million, or 0.96%, at December 31, 2000, primarily due to a decline in nonperforming syndicated non-relationship loans.

        Total nonperforming relationship assets were $32.7 million, or 0.46%, of total relationship loans and ORE at December 31, 2001, compared with $39.5 million, 0.62% at December 31, 2000. The nonaccrual loan portfolio does not contain any concentration of credits within a specific industry sector. Syndicated non-relationship loans on nonaccrual status represented 15.2% of the total, or $5.9 million at December 31, 2001. The nonperforming syndicated non-relationship loans consisted of three borrowers at December 31, 2001.

        The following table presents information concerning nonaccrual loans, ORE, accruing loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans:

Nonaccrual, Past Due, and Restructured Loans

	December 31,
Dollars in thousands
	2001	2000	1999	1998	1997
Nonaccrual loans:
Commercial
Relationship	$26,751	$30,343	$13,368	$4,763	$6,589
Syndicated non-relationship	5,864	23,012	—	—	—

	32,615	53,355	13,368	4,763	6,589
Real estate	5,393	8,132	10,380	17,204	19,243
Installment	555	499	1,540	1,171	1,734

Total	38,563	61,986	25,288	23,138	27,566
ORE	10	522	1,413	3,480	2,126

Total nonaccrual loans and ORE	$38,573	$62,508	$26,701	$26,618	$29,692

Total nonaccrual loans as a percentage of total loans	0.54%	0.95%	0.46%	0.51%	0.72%
Total nonaccrual loans and ORE as a percentage of total loans and ORE	0.54	0.96	0.49	0.59	0.78
Total relationship nonaccrual loans and ORE to total relationship loans and ORE	0.46	0.62	0.54	0.66	0.83
Allowance for credit losses to total loans	2.00	2.07	2.44	2.99	3.60
Allowance for credit losses to nonaccrual loans	370.46	218.49	530.20	584.92	499.75
Loans past due 90 days or more on accrual status:
Commercial	$1,764	$1,543	$2,794	$7,661	$9,226
Real estate	878	4,361	736	949	13,370
Installment	973	20	503	13	3,596

Total	$3,615	$5,924	$4,033	$8,623	$26,192

Restructured loans:
On accrual status	$—	$829	$2,707	$1,982	$2,813
On nonaccrual status	—	740	368	1,682	1,286

Total	$—	$1,569	$3,075	$3,664	$4,099

        Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are ninety days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

        At December 31, 2001, in addition to loans disclosed above as past due, nonaccrual or restructured, management also identified $12.8 million of loans about which the ability of the borrowers to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at December 31, 2001. This amount was determined based on analysis of information known to management about the borrower's financial condition and current economic conditions. Included is one loan to a borrower in the telecommunications industry for $9.8 million, which due to events occurring in 2002, will result in a charge-off of between approximately $4.5 and $6.5 million in the first quarter. If economic conditions change, adversely or otherwise, or if additional facts on the borrowers' financial condition come to light, then the amount of potential problem loans may change, possibly significantly. Estimated potential losses from these potential problem loans have been provided for in determining the allowance for credit losses.

        The table below summarizes the approximate changes in nonaccrual loans for the years ended December 31, 2001 and 2000.

Changes in Nonaccrual Loans

Dollars in thousands	2001	2000
Balance, beginning of the year	$61,986	$25,288
Loans placed on nonaccrual
Relationship	36,769	47,731
Syndicated non-relationship	12,226	38,789
Loans from acquisitions	—	4,428
Charge offs	(26,306)	(22,656)
Loans returned to accrual status	(2,092)	(9,010)
Repayments (including interest applied to principal)	(43,858)	(22,584)
Transfers to ORE	(162)	—

Balance, end of year	$38,563	$61,986

        The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $7.3 million, $10.2 million, and $3.8 million for the years ended December 31, 2001, 2000, and 1999, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest collected and applied to principal was $6.1 million, $5.7 million, and $3.7 million for the years ended December 31, 2001, 2000, and 1999, respectively, from collection of interest related to nonaccrual loans. Interest income not recognized on nonaccrual loans reduced the net interest margin by 8, 14, and 6 basis points for the years ended December 31, 2001, 2000, and 1999, respectively.

Other Real Estate

        The amount of the Company's ORE was $10 thousand at December 31, 2001 compared to $0.5 million a year ago. The Company's policy is to record these properties at estimated fair value, net of selling expenses, at the time they are transferred into ORE, thereby tying future gains or losses from sale or potential additional write-downs to underlying changes in the market.

Other Assets

        Other assets include the following:

	December 31,
Dollars in thousands
	2001	2000
Accrued interest receivable	$44,432	$53,423
Loans held-for-sale	23,558	7,173
Claim in receivership and other assets	22,242	18,950
Swap mark-to-market	21,254	—
Other	28,577	28,833

Total other assets	$140,063	$108,379

        Loans held-for-sale consisted of four loans at December 31, 2001 and two loans at December 31, 2000. Two loans totaling $14.4 million were sold in the first quarter of 2002 with no further write-down.

        The claim in receivership and other assets was acquired in the acquisition of Pacific Bank. The claim in receivership, which is approximately half of the balance, is expected to be realized in the first half of 2002.

        See—"Asset/Liability Management" for a discussion of interest rate swaps which result in the swap mark-to-market asset of $21.3 million.

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

        The Company had outstanding loan commitments aggregating $2,933.1 million at December 31, 2001. In addition, the Company had $315.4 million outstanding in bankers' acceptances and letters of credit of which $267.5 million relate to standby letters of credit at December 31, 2001. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments. All are appropriately considered in determining the adequacy of the allowance for credit losses.

Deposits and Borrowed Funds

        Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $5,598.1 million in 2001 compared with $4,957.4 million in 2000. The increase was due primarily to internally generated growth.

        Certificates of deposit of $100,000 or more totaled $1,344.4 million at December 31, 2001, of which $1,035.4 million mature within three months, $188.9 million mature within four to six months, $95.0 million mature within seven months to one year and $25.1 mature beyond one year.

        Short and long-term borrowed funds provided additional funding, albeit at a higher cost, to support loan and securities growth. Average borrowed funds were $1,317.7 million in 2001 compared with $1,311.6 million in 2000.

        At December 31, 2001 and 2000, the aggregate amount of deposits by foreign depositors in domestic offices totaled $87.0 million and $122.5 million, respectively, the majority of which was interest bearing. As part of the Pacific Bank acquisition, the Bank has a depository office located in the Cayman Islands, British West Indies with deposits totaling $7.9 million at December 31, 2001. The Company expects to close this office in the first half of 2002. Brokered deposits were $236.6 million and $666.2 million, at December 31, 2001 and 2000, respectively.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under difference assumptions or conditions.

        Certain accounting policies involved significant judgements and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.

        The Company believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of its consolidated financial statements:

  •
  Accounting for the allowance for loan losses. See—Balance Sheet Analysis—Asset Quality—Allowance for Loan Losses.

  •
  Accounting for derivatives and hedging activities. See—Balance Sheet Analysis—Asset/Liability Management.

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

        Changes in interest rates affect our profitability.    The Federal Reserve has lowered interest rates eleven times during 2001, and accordingly, we have lowered our interest rates on some loan and deposit products to maintain a competitive position. Changes in prevailing rates may hurt our business. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities fluctuates. This causes decreases in our spread and affects our net interest income. In addition, interest rates affect how much money we lend.

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

        Our financial results could be adversely affected by unanticipated changes in regulatory, judicial, or legislative tax treatment of business transactions.

QUARTERLY RESULTS

        The following table summarizes quarterly operating results for 2001 and 2000.

2001 Quarterly Operating Results

	Quarter ended
Dollars in thousands, except per share amounts
	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$164,192	$156,490	$156,516	$148,050	$625,248
Interest expense	59,275	51,441	45,387	34,991	191,094

Net interest income	104,917	105,049	111,129	113,059	434,154
Provision for credit losses	7,500	6,500	10,000	11,000	35,000

Net interest income after provision for credit losses	97,417	98,549	101,129	102,059	399,154
Noninterest income	30,284	32,355	31,366	35,037	129,042
Gain on sale of securities	977	539	916	910	3,342
Noninterest expense	76,604	79,012	77,329	80,450	313,395

Income before taxes	52,074	52,431	56,082	57,556	218,143
Income taxes	18,483	16,087	18,598	18,805	71,973

Net income	$33,591	$36,344	$37,484	$38,751	$146,170

Net income per share, basic	$0.70	$0.76	$0.78	$0.81	$3.05

Net income per share, diluted	$0.69	$0.74	$0.75	$0.78	$2.96

2000 Quarterly Operating Results

	Quarter ended
Dollars in thousands, except per share amounts
	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$142,067	$164,076	$170,927	$169,218	$646,288
Interest expense	49,820	59,432	66,926	63,594	239,772

Net interest income	92,247	104,644	104,001	105,624	406,516
Provision for credit losses	—	4,000	7,000	10,500	21,500

Net interest income after provision for credit losses	92,247	100,644	97,001	95,124	385,016
Noninterest income	24,020	26,795	26,703	28,834	106,352
Gain (loss) on sale of securities	223	(5)	1,819	1,095	3,132
Noninterest expense	69,085	76,074	73,984	75,627	294,770

Income before taxes	47,405	51,360	51,539	49,426	199,730
Income taxes	16,397	17,915	17,378	16,380	68,070

Net income	$31,008	$33,445	$34,161	$33,046	$131,660

Net income per share, basic	$0.67	$0.70	$0.72	$0.70	$2.79

Net income per share, diluted	$0.66	$0.68	$0.70	$0.68	$2.72

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

/s/ RUSSELL D. GOLDSMITH Russell D. Goldsmith Chief Executive Officer

/s/ BRAM GOLDSMITH Bram Goldsmith Chairman of the Board

/s/ FRANK P. PEKNY Frank P. Pekny Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
City National Corporation:

        We have audited the accompanying consolidated balance sheet of City National Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1 and 14 to the consolidated financial statements, the Company changed its accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Los Angeles, California
January 16, 2002

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
Dollars in thousands, except share amounts
	2001	2000
Assets
Cash and due from banks	$328,018	$386,814
Federal funds sold	395,000	165,000
Securities available-for-sale (cost $1,810,890 and $1,567,676 in 2001 and 2000)	1,814,839	1,547,844
Trading account securities	78,266	46,078
Loans	7,159,206	6,527,145
Less allowance for credit losses	142,862	135,435

Net loans	7,016,344	6,391,710
Premises and equipment, net	66,414	63,010
Customers' acceptance liability	7,924	14,736
Deferred tax asset	36,230	65,986
Goodwill	158,769	171,559
Core deposit intangibles	18,530	24,148
Bank owned life insurance	55,734	52,820
Affordable housing investments	60,185	58,585
Other assets	140,063	108,379

Total assets	$10,176,316	$9,096,669

Liabilities
Demand deposits	$3,846,789	$3,276,203
Interest checking deposits	576,651	619,332
Money market deposits	1,893,383	1,344,244
Savings deposits	240,376	244,707
Time deposits-under $100,000	229,643	247,797
Time deposits-$100,000 and over	1,344,360	1,676,387

Total deposits	8,131,202	7,408,670
Federal funds purchased and securities sold under repurchase agreements	171,531	139,841
Other short-term borrowings	415,858	315,125
Subordinated debt	272,236	123,641
Long-term debt	193,938	208,417
Other liabilities	93,050	142,591
Acceptances outstanding	7,924	14,736

Total liabilities	9,285,739	8,353,021

Commitments and contingencies
Shareholders' Equity
Preferred Stock authorized—5,000,000: none outstanding	—	—
Common Stock-par value-$1.00; authorized—75,000,000; issued—48,149,998 in 2001 and 47,785,345 shares in 2000	48,150	47,785
Additional paid-in capital	301,022	292,358
Accumulated other comprehensive income (loss)	10,674	(11,493)
Retained earnings	530,731	420,024
Treasury shares, at cost—0 shares in 2001 and 155,355 shares in 2000	—	(5,026)

Total shareholders' equity	890,577	743,648

Total liabilities and shareholders' equity	$10,176,316	$9,096,669

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	For the year ended December 31,
Dollars in thousands, except per share amounts
	2001	2000	1999
Interest Income
Loans	$517,891	$550,361	$399,891
Securities available-for-sale	102,141	89,588	65,209
Trading account	1,918	3,530	2,965
Federal funds sold and securities purchased under resale agreements	3,298	2,809	2,381

Total interest income	625,248	646,288	470,446

Interest Expense
Deposits	133,250	155,727	93,214
Other short-term borrowings	28,242	49,038	9,896
Federal funds purchased and securities sold under repurchase agreements	13,218	16,269	25,954
Other long-term debt	7,460	10,614	11,960
Subordinated debt	8,924	8,124	7,417

Total interest expense	191,094	239,772	148,441

Net interest income	434,154	406,516	322,005
Provision for credit losses	35,000	21,500	—

Net interest income after provision for credit losses	399,154	385,016	322,005

Noninterest Income
Trust fees and investment fee revenue	58,596	47,279	37,822
Cash management and deposit transaction charges	30,911	22,933	18,113
International services	15,017	14,982	9,950
Bank owned life insurance	2,860	2,578	2,268
Gain (loss) on sale of loans and assets/debt repurchase	1,413	(71)	2,117
Gain on sale of securities	3,342	3,132	3,696
Other	20,245	18,651	13,246

Total noninterest income	132,384	109,484	87,212

Noninterest Expense
Salaries and employee benefits	170,364	159,782	133,935
Net occupancy of premises	26,375	24,415	18,955
Professional	24,634	23,076	20,811
Information services	16,623	14,064	12,267
Depreciation	13,748	13,037	11,242
Amortization of goodwill	12,868	11,223	5,171
Marketing and advertising	12,093	12,959	10,444
Office services	9,396	9,724	8,212
Amortization of core deposit intangibles	5,618	5,444	4,138
Equipment	2,245	2,462	2,213
Acquisition integration	—	1,309	1,161
Other operating	19,431	17,275	13,254

Total noninterest expense	313,395	294,770	241,803

Income before income taxes	218,143	199,730	167,414
Income taxes	71,973	68,070	59,307

Net income	146,170	131,660	108,107

Other comprehensive income
Unrealized gains (losses) on securities available-for-sale	13,496	22,883	(72,546)
Initial gain on cash flow hedges from implementation of FAS 133	2,404	—	—
Additional unrealized gain on cash flow hedges	19,058	—	—
Less: reclassification adjustment for losses included in income	(3,279)	(4,205)	(3,252)
Income taxes (benefits)	16,070	11,388	(29,200)

Other comprehensive income (loss)	22,167	15,700	(40,094)

Comprehensive income	$168,337	$147,360	$68,013

Net income per share, basic	$3.05	$2.79	$2.37

Net income per share, diluted	$2.96	$2.72	$2.30

Shares used to compute income per share, basic	47,896	47,178	45,683

Shares used to compute income per share, diluted	49,376	48,393	46,938

Dividends per share	$0.74	$0.70	$0.66

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands
	2001	2000	1999
Cash Flows From Operating Activities
Net income	$146,170	$131,660	$108,107
Adjustments to net income:
Provision for credit losses	35,000	21,500	—
Amortization of goodwill and core deposit intangibles	18,486	16,667	9,309
Depreciation	13,748	13,037	11,242
Deferred income tax (benefit)	13,700	3,760	(2,199)
Gain on sales of ORE	(21)	(38)	(399)
(Gain) loss on sales of loans and assets / debt repurchase	(1,413)	71	(2,117)
Gain on sales of securities	(3,342)	(3,132)	(3,696)
Net increase in other (assets) liabilities	(64,433)	5,156	(35,599)
Net (increase) decrease in trading securities	(32,188)	(18,364)	7,301
Other, net	20,696	20,423	22,678

Net cash provided by operating activities	146,403	190,740	114,627

Cash Flows From Investing Activities
Purchase of securities	(1,403,757)	(1,727,957)	(407,722)
Sales of securities available-for-sale	535,687	518,885	231,570
Maturities of securities	627,054	922,901	96,397
Purchase of residential mortgage loans	(12,266)	(25,280)	(83,371)
Sales of loans	59,690	162,037	41,357
Loan originations net of principal collections	(721,902)	(726,238)	(682,061)
Proceeds from sales of ORE	10	1,260	2,596
Purchase of premises and equipment	(21,261)	(15,302)	(17,818)
Net cash from acquisitions	—	79,080	18,905
Other, net	12	11,174	592

Net cash used by investing activities	(936,733)	(799,440)	(799,555)

Cash Flows From Financing Activities
Net increase in deposits	722,532	1,037,568	366,329
Proceeds from issuance of other long-term debt	150,000	150,000	80,000
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	31,690	44,354	(180,824)
Net (decrease) increase in short-term borrowings, net of transfers from long-term debt	(56,533)	(281,614)	79,738
Repayment of long-term debt	—	(25,000)	—
Repurchase of subordinated debt	(8,467)	—	—
Net proceeds of subordinated debt	148,202	—	—
Proceeds from exercise of stock options	14,967	7,285	8,193
Stock repurchases	(5,394)	(29,411)	(39,001)
Cash dividends paid	(35,463)	(32,846)	(30,172)

Net cash provided by financing activities	961,534	870,336	284,263

Net increase (decrease) in cash and cash equivalents	171,204	261,636	(400,665)
Cash and cash equivalents at beginning of year	551,814	290,178	690,843

Cash and cash equivalents at end of year	$723,018	$551,814	$290,178

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$205,838	$228,086	$142,478
Income taxes	82,700	11,621	54,400
Non-cash investing activities:
Transfer from loans to foreclosed assets	$162	$605	$1,331
Transfer from long-term debt to short-term borrowings	165,000	100,000	100,000

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Dollars in thousands	Shares issued	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balances, December 31, 1998	46,885,182	$46,885	$287,363	$12,901	$243,275	$(28,621)	$561,803
Net income	—	—	—	—	108,107	—	108,107
Issuance of shares for stock options exercised	—	—	(13,709)	—	—	21,902	8,193
Tax benefit from stock options	—	—	2,810	—	—	—	2,810
Cash dividends	—	—	—	—	(30,172)	—	(30,172)
Other comprehensive income (loss) net of tax benefit	—	—	—	(40,094)	—	—	(40,094)
Repurchased shares, net	—	—	—	—	—	(39,001)	(39,001)

Balances, December 31, 1999	46,885,182	46,885	276,464	(27,193)	321,210	(45,720)	571,646
Net income	—	—	—	—	131,660	—	131,660
Issuance of shares for stock options exercised	250,486	250	2,245	—	—	4,790	7,285
Tax benefit from stock options	—	—	2,469	—	—	—	2,469
Cash dividends	—	—	—	—	(32,846)	—	(32,846)
Other comprehensive income net of tax	—	—	—	15,700	—	—	15,700
Repurchased shares, net	—	—	—	—	—	(29,411)	(29,411)
Issuance of shares for acquisitions	649,677	650	11,180	—	—	65,315	77,145

Balances, December 31, 2000	47,785,345	47,785	292,358	(11,493)	420,024	(5,026)	743,648
Net income	—	—	—	—	146,170	—	146,170
Issuance of shares for stock options exercised	364,653	365	4,182	—	—	10,420	14,967
Tax benefit from stock options	—	—	4,482	—	—	—	4,482
Cash dividends	—	—	—	—	(35,463)	—	(35,463)
Other comprehensive income net of tax	—	—	—	22,167	—	—	22,167
Repurchased shares, net	—	—	—	—	—	(5,394)	(5,394)

Balances, December 31, 2001	48,149,998	$48,150	$301,022	$10,674	$530,731	$—	$890,577

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

        City National Corporation and subsidiaries (the Company), through its primary subsidiary, the Bank, provide private and business banking, including investment and trust services, primarily in the California market. The Bank's principal client base comprises small- to mid-size businesses, entrepreneurs, professionals, and affluent individuals. The Bank typically serves clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate the client, where appropriate for the client, to use multiple services and products offered by the Company. The Company offers a broad range of loans, deposit, cash management, international banking, and other products and services. The Company lends, invests, and provides services in accordance with its Community Reinvestment Act commitment. Through City National Investments, a division of the Bank and Reed, Conner and Birdwell, LLC., a subsidiary of the Corporation, the Company offers personal and employee benefit trust and estate services, including 401(k) and defined benefit plans, manages investments for clients, and engages in securities sales and trading. The Bank also manages and offers mutual funds under the name of CNI Charter Funds.

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

Securities

        All securities other than trading securities are classified as available-for-sale and are valued at fair value. Trading securities are valued at market value with any unrealized gains or losses included in income. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included in comprehensive income net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method.

        Investment fee revenue consists of fees, commissions and markups on securities transactions with clients and money market mutual fund fees.

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

Venture Capital Investments

        Venture capital investments are carried at the lower of cost or market and are included in other assets.

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

Goodwill and Core Deposit Intangibles

        Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases and is amortized over fifteen years. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized over seven years. Goodwill and core deposit intangibles are evaluated periodically for other than temporary impairment. Should such an assessment indicate that the undiscounted value of an intangible may be impaired, the net book value of the intangible would be written down to net estimated recoverable value. The carrying value of goodwill is net of accumulated amortization of $34.4 million and $21.5 million at December 31, 2001 and December 31, 2000, respectively. The carrying value of core deposit intangibles is net of accumulated amortization of $20.8 million and $15.2 million at December 31, 2001 and December 31, 2000, respectively.

Interest Rate Risk Management Activities

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

        For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives will be reflected in current earnings, together with changes in the fair value of the related hedged item. For effective cash flow hedges, in which derivative hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, changes in the derivatives fair value will not be included in current earnings but will be reported as other comprehensive income. These changes in fair value will be included in earnings of future periods when earnings will be affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values will be immediately included in current earnings.

        Prior to January 1, 2001, for those interest rate instruments that alter the repricing characteristics of assets or liabilities, the net differential to be paid or received on the instrument was treated as an adjustment to the yield on the underlying assets or liabilities (the accrual method). To qualify for the accrual method, the interest rate instrument must have been designated to specific assets or liabilities or pools of assets or liabilities, and must be effective at altering the interest rate characteristics of the related assets or liabilities. See "—Note 14. Derivative Financial Instruments."

Stock Option Plans

        Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As a practice, the Corporation's stock option grants are such that the exercise price equals the current market price of the common stock and there is no compensation expense. Proforma net income and proforma net income per share disclosures for employee stock option grants are based on recognizing expense, over the vesting period, the fair value on the date of grant of all stock-based awards made in 1996 and subsequent years.

Recent Accounting Pronouncements

        In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment of and Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        The Company was required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, and continued to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

        Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and will be required to make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

        As of the date of adoption, the Company had unamortized goodwill in the amount of $158.8 million and unamortized identifiable intangible assets in the amount of $18.5 million all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $12.9 million and $11.2 million for the years ended December 31, 2001 and December 31, 2000, respectively. Other than the elimination of goodwill amortization, management does not expect that adopting Statement 142 will have an effect on the Company's financial statements.

        In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of Statement 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of Statement 143.

        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For long-lived assets to be held and used, Statement 144 retains the requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, Statement 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spinoff), Statement No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, Statement 144 retains the requirement to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. Statement 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to "held and used." The provisions of Statement 144 are effective for fiscal years beginning after December 15, 2001. Management has not yet determined the impact, if any, of adoption of Statement 144.

Note 2. Acquisitions

        On December 29, 2000, the Corporation completed the acquisition of Reed, Conner & Birdwell, Inc. ("RCB"), an investment management firm with $1.1 billion in total client assets under management on the date of acquisition. Total consideration was valued at $15.4 million and includes equity participation notes payable to the sellers in 2003 and 2005. This acquisition was accounted for under the purchase method of accounting and resulted in the recording of goodwill of $14.3 million.

        On February 29, 2000, the Corporation completed its acquisition of The Pacific Bank, N..A. (Pacific Bank). The Corporation paid consideration equal to $145.2 million (including the consideration for stock options), 47.0% of which was paid in the Corporation's common stock and 53.0% of which was paid in cash. The transaction was accounted under the purchase method of accounting and resulted in the recording of goodwill and core deposit intangibles of $70.9 million. Included in goodwill as purchase price adjustments were $4.3 million of accrued severance and change of control costs, $1.3 million of paid transaction related expense and $3.2 million of exit costs of which approximately $1.8 million remain unpaid as of December 31, 2001. The results of Pacific Bank's operations are included in those reported by the Company beginning March 1, 2000.

        On August 27, 1999, the Bank completed its acquisition of American Pacific State Bank (APSB). The total price was $90.4 million in an all cash transaction. This acquisition was accounted for under the purchase method of accounting and resulted in the recording of goodwill and core deposit intangibles of $62.8 million. Included in goodwill as purchase price adjustments were $1.2 million of accrued severance costs, $0.5 million of paid transaction-related expenses and $1.5 million of exit costs all of which were paid as of December 31, 2001. The results of APSB's operations are included in those reported by the Company beginning on August 28, 1999.

Note 3. Securities Available-for-Sale

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2001
U.S. Government and Federal agency	$300,653	$5,693	$140	$306,206
Mortgage-backed	1,070,670	9,564	4,701	1,075,533
State and Municipal	187,519	3,199	517	190,201
Other debt securities	31,924	33	1,691	30,266

Total debt securities	1,590,766	18,489	7,049	1,602,206
Marketable equity securities	220,124	2,375	9,866	212,633

Total securities	$1,810,890	$20,864	$16,915	$1,814,839

December 31, 2000
U.S. Government and Federal agency	$646,629	$2,326	$581	$648,374
Mortgage-backed	438,667	3,257	4,703	437,221
State and Municipal	158,983	1,852	696	160,139
Other debt securities	165,489	30	14,606	150,913

Total debt securities	1,409,768	7,465	20,586	1,396,647
Marketable equity securities	157,908	2,077	8,788	151,197

Total securities	$1,567,676	$9,542	$29,374	$1,547,844

        Gross realized gains and losses related to the available-for-sale portfolios were $6,892,000 and $3,550,000 respectively, for the year ended December 31, 2001, $12,934,000 and $9,802,000, respectively, for the year ended December 31, 2000 and $7,965,000 and $4,269,000, respectively, for the year ended December 31, 1999.

        In accordance with regulatory requirements, included in marketable equity securities was Federal Reserve stock of $12.9 million as of December 31, 2001 and December 31, 2000. Also, in accordance with the requirements of the Federal Home Loan Bank, stock in that institution in the amount of $26.5 million and $18.3 million as of December 31, 2001 and December 31, 2000, respectively, was included in marketable equity securities. Holdings of these equity securities are valued at cost.

        The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities at December 31, 2001, by contractual maturity:

Debt Available-for-Sale Securities

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield
U.S. Government and federal agency	$14,783	5.89	$192,029	5.27	$99,394	6.22	$—	—	$306,206	5.61
Mortgage-backed	—	—	553	6.25	4,312	6.32	1,070,668	6.38	1,075,533	6.38
State and Municipal	13,760	6.87	60,106	6.68	103,132	6.75	13,203	6.81	190,201	6.74
Other debt securities	—	—	—	—	16,232	7.60	14,034	8.05	30,266	7.81

Total debt securities	$28,543	6.36	$252,688	5.61	$223,070	6.57	$1,097,905	6.41	$1,602,206	6.30

Amortized cost	$28,075		$247,939		$220,774		$1,093,978		$1,590,766

        Securities available-for-sale totaling $384.9 million were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law at December 31, 2001.

Note 4. Loans and Allowance for Credit Losses

        The following is a summary of the major categories of loans:

	December 31,
Dollars in thousands
	2001	2000
Commercial
Relationship	$3,160,418	$3,056,464
Syndicated non-relationship	86,902	191,789

	3,247,320	3,248,253
Real estate mortgage	1,668,114	1,479,862
Residential first mortgage	1,587,303	1,273,711
Real estate construction	586,066	452,301
Installment	70,403	73,018

Total loans (net of unearned income and fees of $14,473 and $12,274 in 2001 and 2000)	$7,159,206	$6,527,145

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

        In the normal course of business, the Bank has loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Corporation and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to other clients with a similar credit standing. The aggregate dollar amounts of these loans were $4.9 million and $4.1 million at December 31, 2001 and 2000, respectively. During 2001, new loans and advances totaled $3.1 million and repayments totaled $2.3 million. Interest income recognized on these loans amounted to $0.4 million, $0.2 million and $1.4 million during 2001, 2000 and 1999, respectively. At December 31, 2001, none of these loans were past due or on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

        Loans past due 90 days or more and still accruing interest totaled $3.6 million, $5.9 million and $4.0 million at December 31, 2001, 2000 and 1999, respectively. There were no restructured loan balances at December 31, 2001. Restructured loans totaled $1.6 million and $3.1 million at December 31, 2000, and December 31, 1999, respectively.

        The allowance for credit losses is a significant estimate that can and does change based on management's process in analyzing the loan portfolio and on management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors.

        The following is a summary of activity in the allowance for credit losses:

Dollars in thousands	2001	2000	1999
Balance, January 1	$135,435	$134,077	$135,339
Allowance of acquired institutions	—	9,927	3,415
Provision for credit losses	35,000	21,500	—
Charge-offs
Relationship loans	(30,767)	(23,409)	(11,435)
Syndicated non-relationship loans	(11,812)	(18,167)	(8,093)

	(42,579)	(41,576)	(19,528)
Recoveries
Relationship loans	13,994	11,507	14,851
Syndicated non-relationship loans	1,012	—	—

	15,006	11,507	14,851

Net charge offs	(27,573)	(30,069)	(4,677)

Balance, December 31	$142,862	$135,435	$134,077

        The following is a summary of nonperforming loans and related interest foregone:

	December 31,
Dollars in thousands
	2001	2000	1999
Nonaccrual loans
Relationship loans	$32,699	$38,974	$25,288
Syndicated non-relationship loans	5,864	23,012	—

	$38,563	$61,986	$25,288

Contractual interest due	$7,263	$10,206	$3,814
Interest collected and applied to principal	6,132	5,749	3,692

Net interest foregone	$1,131	$4,457	$122

        At December 31, 2001, the Company had identified $29.2 million in impaired loans included in nonaccrual loans, $10.2 million of which had an allowance for credit losses of $2.6 million allocated to them. At December 31, 2000, there were $49.1 million of impaired loans included in nonaccrual loans, $3.2 million of which had an allowance for credit losses of $1.2 million allocated to them. The allowances represent the differences between the value of the collateral supporting the loans and their outstanding balances. For 2001, 2000 and 1999, the average balances of all impaired loans were $35.5 million, $32.0 million, and $2.5 million, respectively. During 2001, 2000 and 1999, no interest income was recognized on impaired loans until the book balances of these loans were paid off.

        The Corporation has pledged $809.2 million of eligible residential first mortgages as collateral for its borrowing facility at the Federal Home Loan Bank of San Francisco.

Note 5. Premises and Equipment

        The following is a summary of data for the major categories of premises and equipment:

Dollars in thousands	Cost	Accumulated Depreciation And Amortization	Carrying Value
December 31, 2001
Premises, including land of $3,587	$64,509	$32,095	$32,414
Furniture, fixtures and equipment	80,337	57,727	22,610
Software	24,787	13,397	11,390

Total	$169,633	$103,219	$66,414

December 31, 2000
Premises, including land of $3,587	$56,389	$26,911	$29,478
Furniture, fixtures and equipment	72,667	49,015	23,652
Software	18,407	8,527	9,880

Total	$147,463	$84,453	$63,010

        Depreciation and amortization expense was $13.7 million in 2001, $13.0 million in 2000 and $11.2 million in 1999. Net rental payments on operating leases included in net occupancy of premises in the consolidated statement of income and comprehensive income were $19.6 million in 2001, $15.4 million in 2000, and $12.0 million in 1999.

        The future net minimum rental commitments were as follows at December 31, 2001:

Dollars in thousands	Net Minimum Rental Commitments
2002	$19,175
2003	15,813
2004	13,334
2005	11,294
2006	8,650
Thereafter	19,630

$87,896

        A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. The Bank paid $1.5 million in 2001, $1.4 million in 2000 and $1.2 million in 1999 for rent and operating expense pass throughs to a real estate partnership in which the Bank owns a 32% interest, and Mr. Bram Goldsmith, Chairman of the Board of the Corporation, indirectly owns a 14% interest.

        The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations in acquisitions have been adjusted to current market values through purchase accounting adjustments. The allowance thus created will be accreted over the terms of the leases and reduce the total expense recognized by the Company in its operating expenses. At December 31, 2001, the Company is contractually entitled to receive minimum future rentals of $8.6 million under non-cancelable sub-leases.

Note 6. Income Taxes

        Income taxes (benefits) in the consolidated statement of income and comprehensive income includes the following amounts:

Dollars in thousands	Current	Deferred	Total
2001
Federal	$48,208	$16,600	$64,808
State	10,065	(2,900)	7,165

Total	$58,273	$13,700	$71,973

2000
Federal	$51,760	$6,060	$57,820
State	12,550	(2,300)	10,250

Total	$64,310	$3,760	$68,070

1999
Federal	$46,649	$(1,633)	$45,016
State	14,857	(566)	14,291

Total	$61,506	$(2,199)	$59,307

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below.

Net deferred tax assets

	December, 31
Dollars in thousands
	2001	2000
Deferred tax assets:
Allowance for credit losses	$48,984	$44,948
Net operating loss carryforwards	11,121	13,054
Accrued expenses	6,427	8,076
State income taxes	6,608	6,506
Unrealized losses on available-for-sale securities	—	8,338
Other	7,888	1,935

Total gross deferred tax assets	81,028	82,857
Deferred tax liabilities:
Unremitted earnings of subsidiary	23,839	—
Core deposit and other intangibles	6,481	8,523
Unrealized gains on cash flow hedges	6,078	—
Leveraged leases	1,250	2,262
Unrealized gains on available-for-sale securities	1,661	—
Deferred loan origination costs	1,484	1,512
Other	4,005	4,574

Total gross deferred tax liabilities	44,798	16,871

Net deferred tax assets	$36,230	$65,986

        Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

	Percent of Pretax Income (Loss)
	2001	2000	1999
Statutory rate	35.0%	35.0%	35.0%
Net state income tax	2.1	3.3	5.6
Amortization of goodwill	1.9	1.8	0.9
Tax exempt income	(4.1)	(3.5)	(3.7)
Affordable housing investments	(1.2)	(1.7)	(1.8)
All other net	(0.7)	(0.8)	(0.6)

Effective tax provision	33.0%	34.1%	35.4%

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

        The Company's current tax receivable was $9.5 million at December 31, 2001 and $1.3 million at December 31, 2000.

        At December 31, 2001, federal net operating loss carry forwards acquired in the First Los Angeles Bank acquisition in 1995 totaled $29.2 million, of which $4.0 million will expire in 2009 and $25.2 million will expire in 2010. During 2000, the Company reversed its remaining valuation allowances of approximately $5.3 million including approximately $3.0 million which arose from the acquisition of First Los Angeles Bank.

Note 7. Retirement Plan

        The Corporation has a profit sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Contributions are made on an annual basis into a trust fund and are allocated to the participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary caps. For 2001, 2000 and 1999, the Company recorded total contributions expense of $11.5 million, $11.0 million and $9.1 million, respectively.

        Eligible employees may contribute up to 15% of their salary, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matched 50% of the first 6% of covered compensation. For 2001, 2000, and 1999, the Company's matching contribution included in the total contribution above was $2.1 million, $1.8 million and $1.7 million, respectively.

        The Company does not provide for any post retirement employee benefits beyond the profit sharing retirement plan.

Note 8. Stock Option Plans

        Under the City National Corporation 2001 Stock Option Plan, 1,058,275 shares of the Corporation's common shares that were reserved for grant of non qualified stock options were available to be granted as of December 31, 2001. Under the 1999 Omnibus Plan (the "1999 Omnibus Plan"), 1,364,255 shares of the Corporation's common stock that were reserved for grant of stock options were available to be granted as of December 31, 2001. Under the 1995 Omnibus Plan, 364,961 shares of the Corporation's common stock that were reserved for grant of stock options were available to be granted as of December 31, 2001. The Corporation's 1983 Stock Option Plan and 1985 Stock Option Plan have expired but options granted thereunder remain outstanding. Grants to employees are at prices at least equal to the market price of the Corporation's common stock on the effective date of the grant. Generally, in each succeeding year following the date of grant, 25% of the options become exercisable. After ten years from grant, all unexercised options will expire.

        The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $14.24, $11.36 and $14.59 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2001-expected dividend yield of 1.50%, volatility of 32.4%, risk-free interest rate of 4.98% and expected life of 7.5 years; 2000-expected dividend yield of 2.00%, volatility of 34.8%, risk-free interest rate of 6.37% and an expected life of 7.5 years; 1999-expected dividend yield of 2.00%, volatility of 37.1%, risk-free interest rate of 5.20%, and an expected life of 7.5 years.

        The Company applies APB Opinion No. 25 in accounting for the plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's proforma net income would have been reduced to the proforma amounts indicated below:

Dollars in thousands, except per share amounts	2001	2000	1999
Net income, as reported	$146,170	$131,660	$108,107
Proforma net income	138,537	125,078	101,686
Net income per share, basic, as reported	3.05	2.79	2.37
Proforma net income per share, basic	2.89	2.65	2.23
Net income per share, diluted, as reported	2.96	2.72	2.30
Proforma Net income per share, diluted	2.81	2.58	2.17

        Pro forma net income reflects only options granted from 1996 to 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented above because compensation cost is reflected over the options' vesting period of generally four years and compensation cost for options granted prior to January 1, 1996 is not considered.

        Following is a summary of the transactions under the stock option plans described above:

	2001		2000		1999
Shares in thousands	Number of shares	Weighted Average Option price	Number of shares	Weighted Average Option price	Number of shares	Weighted Average Option price
Options outstanding, January 1	4,629	$27.52	4,097	$26.54	3,849	$22.07
Granted	1,291	36.87	1,151	27.99	965	36.51
Exercised	(665)	22.14	(422)	16.73	(632)	12.97
Canceled or expired	(124)	33.86	(197)	31.81	(85)	32.02

Options outstanding, December 31	5,131	$30.38	4,629	$27.52	4,097	$26.54

Exercisable	2,558		2,405		1,978

        During 2001, the Corporation issued 300,455 treasury shares and 364,653 newly issued shares in connection with the exercise of stock options. In 2000, the Corporation issued 171,700 treasury shares and 250,486 newly issued shares in connection with the exercise of stock options. In 1999, the Corporation issued 632,065 treasury shares in connection with the exercise of stock options.

        Information concerning currently outstanding and exercisable options at December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
Shares in thousands	Number Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Outstanding Price	Number Exercisable	Weighted Average Exercise Price
Options issued at prices less than $13.99 per share	752	3.62	$12.12	752	$12.12
Options issued at prices between $14.00 and $29.99 per share	1,232	7.11	26.17	544	25.01
Options issued at prices between $30.00 and $49.99 per share	3,147	8.06	36.39	1,262	35.78

	5,131			2,558

        At December 31, 2001, nonqualified and incentive stock options covering 1,370,862 and 1,187,924 shares, respectively, of the Corporation's common stock were exercisable under the plans. At December 31, 2001, 2,787,491 shares were available for future grants.

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

Note 9. Deposits and Borrowed Funds

        The following table sets forth the maturity distribution of time deposits.

Dollars in millions	2002	2003	2004	2005	2006	After 2006	Total
Time deposits, $100,000 and over	$1,319.3	$20.0	$1.5	$1.2	$2.2	$0.2	$1,344.4
Other Time Deposits	209.1	11.5	4.2	2.2	2.5	0.1	229.6

	$1,528.4	$31.5	$5.7	$3.4	$4.7	$0.3	$1,574.0

        Details regarding federal funds purchased and securities sold under repurchase agreements as well as other short-term borrowings follows.

	2001			2000			1999
Dollars in thousands	Balances at year-end	Average balance	Average % rate	Balances at year-end	Average balance	Average % rate	Balances at year-end	Average balance	Average % rate
Federal funds purchased and securities sold under repurchase agreements	$171,531	$326,889	4.04	$139,841	$264,013	6.16	$95,487	$232,350	4.74
Other short-term borrowings	415,858	660,840	4.27	315,125	752,751	6.51	496,724	472,341	5.26

        Following is a summary of short term borrowings and other borrowed funds of the Company excluding overnight federal funds purchased and securities sold under agreements to repurchase.

	December 31,
Dollars in thousands
	2001	2000
Other short-term borrowings:
Term federal funds purchased	$75,000	$150,000
Treasury, tax and loan note	125	125
Federal Home Loan Bank advances	340,733	150,000
Other Borrowing—Revolving Line of Credit	—	15,000

Total	$415,858	$315,125

Subordinated debt	$272,236	$123,641

Long-term debt:
Federal Home Loan Bank advances	$190,521	$205,000
Equity participation notes	3,417	3,417

Total	$193,938	$208,417

        Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities of greater than one year. The maximum amount of other short-term borrowings at any month-end was $890.1 million, $1,004.8 million and $621.4 million in 2001, 2000 and 1999, respectively. In 1999, the Corporation established a $20.0 million revolving unsecured line of credit with another bank which was increased to $30.0 million in 2001. There were no funds borrowed on this facility as of December 31, 2001.

        The maximum amount of securities sold under agreements to repurchase outstanding at any month-end was $36.0 million, $22.2 million and $74.2 million in 2001, 2000 and 1999, respectively. The average amount of securities sold under agreements to repurchase was $8.7 million, $12.2 million and $19.9 million during 2001, 2000 and 1999, respectively. The securities underlying the agreements to repurchase remain under the Company's control.

        On August 30, 2001, the Bank issued $150.0 million of 6.75%, ten-year, subordinated notes which qualifies as Tier II capital. The carrying value of the subordinated notes is net of market adjustments and issuance costs which are being amortized to interest expense to yield an effective interest rate of 6.92%.

        On January 12, 1998, the Bank issued $125.0 million of 6.375% subordinated notes, due in 2008, in a private offering. These subordinated notes qualify as Tier II capital. The carrying value of the subordinated notes is net of discount and issuance costs which are being amortized to interest expense to yield an effective interest rate of 6.62%.

        Long-term Federal Home Loan Bank (the FHLB) advances outstanding as of December 31, 2001 (in thousands of dollars) mature as follows:

Dollars in thousands	2003	2004	Total
Borrowings	$125,000	$65,521	$190,521
Weighted interest rate	2.11%	2.77%	2.34%

        The Bank had $128.3 million and $393.1 million of unused borrowing capacity from the FHLB at December 31, 2001 and 2000, respectively.

        The equity participation notes arose from the acquisition of RCB and mature on December 31, 2003 and December 31, 2005. The notes accrue interest equal to 20% of the operating income of RCB through December 31, 2003 and 10% of the operating income of RCB for 2004 and 2005 as defined in the notes.

Note 10. Availability of Funds from Subsidiaries; Restrictions on Cash Balances; Capital

        During 2001, the Bank formed and funded CN Real Estate Investment Corporation ("CN"), a wholly owned indirect subsidiary of the Bank which provides the Bank with flexibility in raising capital. As of December 31, 2001, the net income and assets of CN are eliminated in consolidation.

        City National Bank contributed participation interest in loans with a book value of $1,555.1 million, net of reserves and $50.0 million in cash in exchange for 100% of the common stock of CN.

        During 2001, CN sold 33,933 shares of 8.50% Series A Preferred Stock to accredited investors for $3.4 million. There were no dividends paid in 2001.

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

        Historically, the majority of the funds for the payment of dividends by the Corporation have been obtained from the Bank. Under federal banking law, dividends declared by national banks in any calendar year may not, without the approval of the Office of the Comptroller of the Currency (OCC), exceed net profits (as defined), for that year combined with its retained net income for the preceding two calendar years. At December 31, 2001, the Bank could have declared dividends of $88.1 million without the approval of the OCC.

        Federal banking law also prohibits the Corporation from borrowing from the Bank on less than a fully secured basis. At December 31, 2001 and 2000, the Corporation had borrowed from the Bank $37.1 million and $26.9 million, respectively, all of which was appropriately secured in compliance with regulatory requirements.

        Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Corporation. During 2001 and 2000, reserve balances averaged approximately $32.2 million and $28.5 million, respectively.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2001, the Corporation and the Bank meet and exceed all capital adequacy requirements to which either is subject.

        As of December 31, 2001, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

        The Corporation's actual amounts and ratios are presented in the following table:

	Actual		Well Capitalized
Dollars in millions
	Amount	Ratio	Amount	Ratio
As of December 2001
Total capital
(to risk weighted assets)	$1,059.6	14.08%	$601.9	>8.0%
Tier 1 capital
(to risk weighted assets)	700.9	9.32%	301.0	>4.0%
Tier 1 capital
(to average assets)	700.9	7.26%	386.1	>4.0%
As of December 2000
Total capital
(to risk weighted assets)	$768.9	10.85%	$567.1	>8.0%
Tier 1 capital
(to risk weighted assets)	555.5	7.84%	283.5	>4.0%
Tier 1 capital
(to average assets)	555.5	6.49%	342.2	>4.0%

        The Bank's actual amounts and ratios are presented in the following table:

	Actual		Well Capitalized
Dollars in millions
	Amount	Ratio	Amount	Ratio
As of December 2001
Total capital
(to risk weighted assets)	$990.3	13.28%	$596.7	>8.0%
Tier 1 capital
(to risk weighted assets)	632.4	8.48%	298.3	>4.0%
Tier 1 capital
(to average assets)	632.4	6.59%	383.8	>4.0%
As of December 2000
Total capital
(to risk weighted assets)	$745.7	10.57%	$564.2	>8.0%
Tier 1 capital
(to risk weighted assets)	532.6	7.55%	282.1	>4.0%
Tier 1 capital
(to average assets)	532.6	6.23%	341.7	>4.0%

Note 11. Commitments and Contingencies

        In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, letters of credit, and financial guarantees; and to invest in venture capital funds. These instruments involve, to varying degrees, elements of credit, foreign exchange, and interest rate risk in excess of the amount reflected in the consolidated balance sheet.

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

        The Company had outstanding loan commitments aggregating $2,933.1 million and $2,325.1 million at December 31, 2001 and 2000, respectively compared to outstanding loan balances of $7,159.2 million and $6,527.1 million, respectively. In addition, the Company had $315.4 million and $240.4 million outstanding in bankers' acceptances and letters of credit of which $267.5 million and $178.2 million relate to standby letters of credit at December 31, 2001 and 2000, respectively. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

        The Company had venture capital fund commitments of $3.3 million of which $0.6 million and $0.3 million were funded as of December 31, 2001 and December 31, 2000, respectively.

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

Loan receivables

        For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using dealer quotes, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded that the allowance for credit losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 2001 and 2000.

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

        The estimated fair values of financial instruments of the Company are as follows:

	December 31, 2001				December 31, 2000
Dollars in millions	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial Assets:
Cash and due from banks	$328.0		$328.0		$386.8		$386.8
Federal funds sold	395.0		395.0		165.0		165.0
Securities available-for-sale	1,814.8		1,814.8		1,547.8		1,547.8
Trading account assets	78.3		78.3		46.1		46.1
Loans, net of allowance for credit losses	7,016.3		7,058.4		6,391.7		6,391.8
Financial Liabilities
Deposits	$8,131.2		$8,136.5		$7,408.7		$7,410.3
Federal funds purchased and securities sold under resale agreements	171.5		171.5		139.8		139.8
Other short-term borrowings	415.9		415.9		315.1		315.1
Subordinated and long-term debt	466.2		498.9		332.1		335.1
Commitments to extend credit	(16.8)		(16.8)		(15.0)		(15.0)
Commitments to venture capital funds	—		2.7		—		3.0
Derivative contracts	706.4	(1)	20.6	(2)	800.0	(1)	7.5	(2)

(1)
Notional Amount

(2)
Estimated net gains to settle derivative contracts as of respective period ends

Note 13. Parent Corporation Only Condensed Financial Statements

        Condensed parent Corporation financial statements, which include transactions with subsidiaries, follow:

CONDENSED BALANCE SHEET

	December 31,
Dollars in thousands
	2001	2000
Assets
Cash	$1,159	$560
Securities available-for-sale	97,771	60,748
Other assets	3,203	1,737
Investment in City National Bank	808,365	706,549
Investment in non-bank subsidiaries	17,315	16,352

Total assets	$927,813	$785,946

Liabilities
Notes payable to City National Bank	$37,057	$26,896
Note payable to other banks	—	15,000
Other liabilities	179	402

Total liabilities	37,236	42,298
Shareholders' equity	890,577	743,648

Total liabilities and shareholders' equity	$927,813	$785,946

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND
COMPREHENSIVE INCOME

	For the year ended December 31,
Dollars in thousands
	2001	2000	1999
Income
Dividends from Bank and non-bank subsidiaries	$65,367	$120,558	$59,044
Interest and dividend income	4,188	2,220	1,296
Gain on sale of securities	188	3,079	3,509

Total income	69,743	125,857	63,849

Interest on notes payable to Bank and non-affiliates	2,255	3,055	767
Other expenses	895	746	634

Total expenses	3,150	3,801	1,401

Income before taxes and equity in undistributed income of Bank and non-bank subsidiaries	66,593	122,056	62,448
Income taxes (benefit)	(503)	(31)	1,127

Income before equity in undistributed income of Bank and non-bank subsidiaries	67,096	122,087	61,321
Equity in undistributed income of Bank and non-bank subsidiaries	79,074	9,573	46,786

Net income	146,170	131,660	108,107
Other comprehensive income (loss)	22,167	15,700	(40,094)

Comprehensive income	$168,337	$147,360	$68,013

CONDENSED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands
	2001	2000	1999
Cash Flows From Operating Activities
Net income	$146,170	$131,660	$108,107
Adjustments to net income:
Equity in undistributed income of Bank and non-bank subsidiaries	(79,074)	(9,573)	(46,786)
Other, net	3,202	2,068	(131)

Net cash provided by operating activities	70,298	124,155	61,190

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(86,143)	(38,462)	(44,447)
Sales of securities available-for-sale	47,279	25,513	24,685
Investment in subsidiaries	—	(72,564)	—
Other, net	—	—	1,535

Net cash used by investing activities	(38,864)	(85,513)	(18,227)

Cash Flows For Financing Activities
Cash dividends paid	(35,463)	(32,846)	(30,172)
Borrowings from City National Bank	10,055	7,897	5,865
Other short-term borrowings (repayments)	(15,000)	5,000	10,000
Repurchase of treasury shares	(5,394)	(29,411)	(39,001)
Stock options exercised	14,967	7,285	8,193

Net cash used for financing activities	(30,835)	(42,075)	(45,115)

Net increase (decrease) in cash	599	(3,433)	(2,152)
Cash at beginning of year	560	3,993	6,145

Cash at end of year	$1,159	$560	$3,993

Note 14. Derivative Financial Instruments

        The following table presents the notional amount and fair value of interest rate risk management instruments:

	December 31,
	2001		2000
Dollars in millions	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed/pay variable	$706.4	$20.6	$800.0	$7.5

        The Company uses interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed rate deposits and borrowings and 2) to certain cash flows related to future interest payments on variable rate loans. As of January 1, 2001, the Company had $800.0 million of notional amount of interest rate swaps which had a fair value of $7.5 million. Of the $800.0 million of interest rate swaps, $450.0 million were fair value hedges of various fixed rate deposits and borrowings and $350.0 million were cash flow hedges related to periodic future interest payments on specific portions of a $1.2 billion variable rate LIBOR based loan portfolio. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in the hedged deposits and borrowings of $5.1 million as of January 1, 2001. The positive mark-to market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $2.4 million, before taxes of $1.0 million as of January 1, 2001. As of December 31, 2001, the Company had $706.4 million notional amount of interest rate swaps, of which $206.4 million were fair value hedges and $500 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets of $9.6 million, other liabilities of $0.7 million and an increase in hedged deposits and borrowings of $8.9 million. In addition, deposits and borrowings included $1.8 million and comprehensive income included $2.8 million, before taxes of $1.2 million relating to interest rate swaps terminated with positive benefit during 2001. These amounts will be amortized into income over the designated hedged period. The positive mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $11.7 million, before taxes of $4.9 million. There was no transition adjustment at January 1, 2001 or any ineffectiveness gain or loss that impacted net income for 2001. Amounts to be paid or received on the cash flow hedge interest rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $8.9 million, that was reclassified into net interest income during 2001. Comprehensive income expected to be reclassified into net interest income within the next 12 months is $13.2 million.

        Interest rate swap agreements involve the exchange of fixed- and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest rate risk management instruments had $20.6 million of credit risk exposure at December 31, 2001 and $7.5 million as of December 31, 2000. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at year end plus an "add-on" factor to reflect possible future market value volatility. The Company's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain market value thresholds are exceeded. As of December 31, 2001, the Company was holding $16.7 million in securities deposited by swap counterparties as collateral.

        The periodic net settlement of interest rate risk management instruments is recorded as an adjustment to net interest income. These interest rate risk management instruments increased or (decreased) net interest income by $15.0 million, $(2.7) million and $3.5 million for 2001, 2000 and 1999, respectively.

Note 15. Net Income Per Common Share

        Basic and diluted net income per common share calculations follow:

	For the year ended December 31,
Dollars in thousands, except for share amounts
	2001	2000	1999
Basic
Net Income	$146,170	$131,660	$108,107

Average Common Shares Outstanding	47,937	47,536	46,885
Average Treasury Shares Outstanding	41	358	1,202

Net Average Common Shares Outstanding	47,896	47,178	45,683

Basic Earnings Per Share	$3.05	$2.79	$2.37
Diluted
Net Income	$146,170	$131,660	$108,107

Average Common Shares Outstanding	47,937	47,536	46,885
Average Treasury Shares Outstanding	41	358	1,202

Net Average Common Shares Outstanding	47,896	47,178	45,683
Stock Option Dilution Adjustment	1,480	1,215	1,255

Shares Outstanding and Equivalents	49,376	48,393	46,938

Diluted Earnings Per Share	$2.96	$2.72	$2.30

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

QuickLinks

Documents Incorporated by Reference
Part I
PART II
PART III
PART IV
SIGNATURES
FINANCIAL HIGHLIGHTS
SELECTED FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Net Interest Income Summary
Interest-Sensitive Financial Instrument Maturities December 31, 2001
Interest-Sensitive Financial Instrument Maturities December 31, 2000
Interest Rate Swap Maturities and Average Rates December 31, 2001
Interest Rate Swap Maturities and Average Rates December 31, 2000
Loan Portfolio
Commercial Relationship Loans By Industry
Real Estate Mortgage Loans by Collateral Type
Maximum LTV Ratios
Loan Maturities
Allowance for Credit Losses
Allocation of Allowance for Credit Losses
Nonaccrual, Past Due, and Restructured Loans
Changes in Nonaccrual Loans
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
2001 Quarterly Operating Results
2000 Quarterly Operating Results
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