Form 10-Q
period 2002-03-31
CITY NATIONAL CORP
filed 2002-05-15
CIK 201461

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

YES ☒            NO ☐

Number of shares of common stock outstanding at April 30, 2002: 49,980,913

PART 1—FINANCIAL INFORMATON

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

Dollars in thousands, except per share amounts	March 31, 2002	December 31, 2001	March 31, 2001
Assets
Cash and due from banks	$426,846	$328,018	$423,366
Federal funds sold	484,000	395,000	—
Securities available-for-sale—cost $1,905,948; $1,810,890 and $1,549,328 at March 31, 2002, December 31, 2001 and March 31, 2001, respectively	1,901,824	1,814,839	1,550,682
Trading account securities	163,125	78,266	17,052
Loans	7,752,024	7,159,206	6,505,090
Less allowance for credit losses	155,657	142,862	134,727

Net loans	7,596,367	7,016,344	6,370,363
Premises and equipment, net	63,404	66,414	62,547
Customers' acceptance liability	8,329	7,924	8,037
Deferred tax asset	54,413	36,230	50,389
Goodwill	230,881	158,769	168,341
Core deposit intangibles	33,015	18,530	22,744
Bank owned life insurance	59,738	55,734	53,559
Affordable housing investments	57,933	60,185	56,962
Other assets	137,474	140,063	149,761

Total assets	$11,217,349	$10,176,316	$8,933,803

Liabilities
Demand deposits	$3,690,225	$3,846,789	$2,956,454
Interest checking deposits	583,507	576,651	568,177
Money market deposits	2,551,833	1,893,383	1,294,558
Savings deposits	241,541	240,376	250,900
Time deposits—under $100,000	251,417	229,643	248,176
Time deposits—$100,000 and over	1,338,701	1,344,360	1,552,552

Total deposits	8,657,224	8,131,202	6,870,817
Federal funds purchased and securities sold under repurchase agreements	179,140	171,531	230,844
Other short-term borrowings	793,625	415,858	663,125
Subordinated debt	267,449	272,236	130,879
Long-term debt	194,389	193,938	144,177
Other liabilities	118,190	93,050	101,141
Acceptances outstanding	8,329	7,924	8,037

Total liabilities	10,218,346	9,285,739	8,149,020

Commitments and contingencies
Shareholders' Equity
Preferred Stock authorized—5,000,000: none outstanding	—	—	—
Common Stock—par value—$1.00; authorized—75,000,000; Issued—49,681,899; 48,149,998; and 47,785,345 shares at March 31, 2002, December 31, 2001 and March 31, 2001, respectively	49,682	48,150	47,785
Additional paid-in capital	381,041	301,022	290,618
Accumulated other comprehensive income	2,719	10,674	5,329
Retained earnings	565,561	530,731	444,807
Treasury shares, at cost—0 shares at March 31, 2002 and December 31, 2001; and 111,175 shares at March 31, 2001	—	—	(3,756)

Total shareholders' equity	999,003	890,577	784,783

Total liabilities and shareholders' equity	$11,217,349	$10,176,316	$8,933,803

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
In thousands, except per share amounts	2002	2001
Interest Income
Loans	$120,618	$138,844
Federal funds sold and securities purchased under resale agreements	507	603
Securities available-for-sale	27,028	24,016
Trading account	205	729

Total interest income	148,358	164,192

Interest Expense
Deposits	18,943	41,902
Federal funds purchased and securities sold under repurchase agreements	780	5,236
Other short-term borrowings	3,604	7,625
Subordinated debt	2,195	1,759
Other long-term debt	1,141	2,753

Total interest expense	26,663	59,275

Net interest income	121,695	104,917
Provision for credit losses	11,000	7,500

Net interest income after provision for credit losses	110,695	97,417

Noninterest Income
Trust fees and investment fee revenue	14,274	13,673
Cash management and deposit transaction charges	10,369	6,548
International services	3,791	3,559
Bank owned life insurance	673	724
Gain on sale of loans and assets	1,679	757
Gain on sale of securities	688	977
Other	4,469	5,023

Total noninterest income	35,943	31,261

Noninterest Expense
Salaries and employee benefits	47,470	42,774
Net occupancy of premises	6,180	6,344
Professional	5,229	5,764
Information services	4,360	3,829
Depreciation	3,392	3,337
Amortization of goodwill	—	3,206
Marketing and advertising	2,788	2,581
Office services	2,098	2,210
Amortization of core deposit intangibles	1,515	1,405
Acquistion integration	1,300	—
Equipment	482	496
Other operating	3,959	4,658

Total noninterest expense	78,773	76,604

Income before income taxes	67,865	52,074
Income taxes	23,629	18,483

Net income	44,236	33,591
Other comprehensive income
Unrealized gain (loss) on securities available-for-sale	(10,252)	20,598
Initial gain on cash flow hedges from implementation of FAS 133	—	2,404
Additional unrealized gain (loss) on cash flow hedges	(3,277)	5,282
Less: reclassification adjustment for gain (loss) included in net income	193	(590)
Income taxes (benefit)	(5,767)	12,052

Other comprehensive gain (loss)	(7,955)	16,822

Comprehensive income	$36,281	$50,413

Net income per share, basic	$0.91	$0.70

Net income per share, diluted	$0.87	$0.69

Shares used to compute income per share, basic	48,690	47,683

Shares used to compute income per share, diluted	50,803	48,835

Dividends per share	$0.195	$0.185

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
Dollars in thousands	2002	2001
Cash Flows From Operating Activities
Net income	$44,236	$33,591
Adjustments to net income:
Provision for credit losses	11,000	7,500
Amortization of core deposit intangibles	1,515	1,405
Amortization of goodwill	—	3,206
Depreciation	3,392	3,337
Deferred income tax	12,416	3,545
Gain on sales of loans and assets	(1,679)	(757)
Gain on sale of securities	(688)	(977)
Net increase in other assets	(40,740)	(66,557)
Net (increase) decrease in trading securities	(84,859)	29,026
Other, net	32,165	13,438

Net cash (used) provided by operating activities	(23,242)	26,757

Cash Flows From Investing Activities
Purchase of securities	(213,688)	(458,430)
Sales of securities available-for-sale	19,229	180,791
Maturities of securities	131,271	298,166
Purchase of residential mortgage loans	—	(12,084)
Sales of loans	—	51,844
Loan originations net of principal collections	(233,151)	(38,060)
Purchase of premises and equipment	(1,405)	(3,801)
Net cash from acquisition	35,633	—
Other, net	2	13

Net cash (used) provided by investing activities	(262,109)	18,439

Cash Flows From Financing Activities
Net increase (decrease) in deposits	87,559	(537,853)
Net increase in federal funds purchased and securities sold under repurchase agreements	7,609	91,003
Net increase in short-term borrowings, net of transfers from long-term debt	378,500	283,000
Proceeds from exercise of stock options	8,917	2,081
Stock repurchases	—	(3,067)
Cash dividends paid	(9,406)	(8,808)

Net cash provided (used) by financing activities	473,179	(173,644)

Net increase (decrease) in cash and cash equivalents	187,828	(128,448)
Cash and cash equivalents at beginning of year	723,018	551,814

Cash and cash equivalents at end of period	$910,846	$423,366

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$30,376	$61,639
Income taxes	11,000	38,500
Non-cash investing activities:
Transfer from loans to foreclosed assets	$530	$—
Transfer from long-term debt to short-term borrowings	—	65,000

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the three months ended March 31,
Dollars in thousands	2002	2001
Common Stock
Balance, beginning of period	$48,150	$47,785
Issuance of shares for acquisition	1,207	—
Stock options exercised	325	—

Balance, end of period	49,682	47,785

Additional paid-in capital
Balance, beginning of period	301,022	292,358
Tax benefit from stock options	2,687	516
Stock options exercised	8,592	—
Excess of cost of treasury shares reissued over stock option exercise amounts	—	(2,256)
Issuance of shares for acquisition	68,740	—

Balance, end of period	381,041	290,618

Accumulated other comprehensive income
Balance, beginning of period	10,674	(11,493)
Other comprehensive income (loss) net of income taxes	(7,955)	16,822

Balance, end of period	2,719	5,329

Retained earnings
Balance, beginning of period	530,731	420,024
Net income	44,236	33,591
Dividends paid	(9,406)	(8,808)

Balance, end of period	565,561	444,807

Treasury shares
Balance, beginning of period	—	(5,026)
Purchase of shares	—	(3,067)
Issuance of shares for stock options	—	4,337

Balance, end of period	—	(3,756)

Total shareholders' equity	$999,003	$784,783

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

2.
The results of operations reflect the interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. The results for the 2002 interim period are not necessarily indicative of the results expected for the full year.

3.
Acquisition, Goodwill and Other Intangible Assets.

  The Company adopted the FASB's Statement No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. The Company evaluated its existing intangible assets and goodwill and determined that no reclassifications were necessary to separate any intangible assets apart from goodwill. The Company also reassessed the useful lives of all intangible assets acquired in purchase business combinations, which consisted only of core deposit intangibles, and determined that no amortization period adjustments were necessary. The Company assessed whether there was an indication that goodwill was impaired and determined that there were no indications of impairment.

  The following table summarizes the Company's goodwill and other intangible assets as of January 1, 2002 and March 31, 2002.

(Dollars in thousands)	January 1, 2002	Additions	Reductions	March 31, 2002
Goodwill	$193,155	$72,278	$166	$265,267
Accumulated Amortization	(34,386)	—	—	(34,386)

Net	$158,769	$72,278	$166	$230,881

Core Deposit Intangibles	$39,326	$16,000	$—	$55,326
Accumulated Amortization	(20,796)	—	1,515	(22,311)

Net	$18,530	$16,000	$1,515	$33,015

  On February 28, 2002, the Corporation acquired Civic BanCorp ("Civic"). In that transaction, Civic merged into the Bank and the Corporation paid consideration equal to $123.5 million (including the consideration for stock options), 53.5 percent of which was paid in the Corporation's common stock and 46.5 percent of which was paid in cash. Civic had total assets, loans and deposits of $502.8 million, $368.4 million, and $438.5 million, respectively, at the date of acquisition. The acquisition of Civic resulted in the recording of goodwill of $72.3 million and core deposit intangibles of $16.0 million. Included in goodwill as purchase price adjustments were $1.3 million of accrued severance, essentially all of which remain unpaid as of March 31, 2002, $0.8 million of paid transaction-related expenses and $0.8 million of exit costs of which approximately all remain unpaid as of March 31, 2002. Results reflect the operations of Civic from February 28, 2002, the date of acquisition.

  At March 31, 2002, the estimated aggregate amortization, in thousands of dollars, for the remainder of 2002 and annually through 2007 is $6,008, $7,904, $5,739, $4,291, $3,447, and $2,460, respectively.

  The reduction in goodwill related to the sale of a small minority ownership position in one of the Corporation's non-bank subsidiaries.

  Following is a reconciliation of net income to adjusted net income to reflect all periods on a comparable basis for the impact of adopting Statement 142:

	For the three months ended March 31,
(Dollars in thousands except for earnings per share amounts)	2002	2001
Net income	$44,236	$33,591
Add back: Goodwill amortization	—	3,206

Adjusted net income	$44,236	$36,797

Basic net income per share:
Net income	$0.91	$0.70
Goodwill amortization	—	0.07

Adjusted net income	$0.91	$0.77

Diluted net income per share:
Net income	$0.87	$0.69
Goodwill amortization	—	0.06

Adjusted net income	$0.87	$0.75

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

6.
Reserves established as a purchase price adjustment for the February 29, 2000 acquisition of The Pacific Bank N.A. of $1.8 million for exit costs relating to surplus space remain as of March 31, 2002.

7.
Under the October 26, 2000 stock buyback program of 1 million shares, 348,700 shares have been repurchased at an average price of $34.10 per share. There were no shares repurchased during the first quarter of 2002. The shares purchased under the buyback program have been reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. There were no treasury shares at March 31, 2002.

8.
In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of Statement 143 are effective for fiscal years beginning after June 15, 2002. Management does not expect that the adoption of Statement 143 will have an effect on the Company's financial statements.

CITY NATIONAL CORPORATION
FINANCIAL HIGHLIGHTS
(Unaudited)

	At or for the three months ended			Percentage change March 31, 2002 from
Dollars in thousands, except per share amounts	March 31, 2002	December 31, 2001	March 31, 2001	December 31, 2001	March 31, 2001
For The Quarter
Net income	$44,236	$38,751	$33,591	14%	32%
Net income per common share, basic	0.91	0.81	0.70	12	29
Net income per common share, diluted	0.87	0.78	0.69	12	27
Dividends, per common share	0.195	0.185	0.185	5	5
Adjusted net income	44,236	41,972	36,797	5	20
Adjusted net income per share, basic	0.91	0.87	0.77	4	18
Adjusted net income per share, diluted	0.87	0.85	0.75	2	16
Cash net income	45,115	42,707	37,532	6	20
Cash net income per common share, basic	0.93	0.89	0.79	4	18
Cash net income per common share, diluted	0.89	0.86	0.77	3	16
At Quarter End
Assets	$11,217,349	$10,176,316	$8,933,803	10	26
Deposits	8,657,224	8,131,202	6,870,817	6	26
Loans	7,752,024	7,159,206	6,505,090	8	19
Securities	2,064,949	1,893,105	1,567,734	9	32
Shareholders' equity	999,003	890,577	784,783	12	27
Book value per share	20.11	18.50	16.46	9	22
Average Balances
Assets	$10,344,129	$9,831,716	$8,920,281	5	16
Deposits	7,933,481	7,555,753	6,786,666	5	17
Loans	7,465,430	7,028,107	6,521,714	6	14
Securities	1,924,543	1,764,794	1,557,039	9	24
Shareholders' equity	945,778	892,712	764,712	6	24
Selected Ratios
Return on average assets	1.73%	1.56%	1.53%	11	13
Return on average shareholders' equity	18.97	17.22	17.81	10	7
Adjusted return on average assets	1.73	1.69	1.67	2	4
Adjusted return on average shareholders' equity	18.97	18.65	19.51	2	(3)
Corporation's tier 1 leverage	7.31	7.26	6.71	1	9
Corporation's tier 1 risk-based capital	9.05	9.32	8.33	(3)	9
Corporation's total risk-based capital	13.55	14.08	11.35	(4)	19
Dividend payout ratio, per share	21.27	22.97	26.22	(7)	(19)
Net interest margin	5.34	5.12	5.40	4	(1)
Efficiency ratio	48.89	52.69	55.32	(7)	(12)
Adjusted efficiency ratio	48.89	51.00	53.02	(4)	(8)
Cash return on average assets	1.80	1.75	1.74	3	3
Cash return on average shareholders' equity	23.60	23.50	26.21	0	(10)
Cash efficiency ratio	47.95	49.66	52.01	(3)	(8)
Asset Quality Ratios
Nonaccrual loans to total loans	0.65%	0.54%	0.81%	20	(20)
Nonaccrual loans and ORE to toal loans and ORE	0.65	0.54	0.83	21	(21)
Allowance for credit losses to total loans	2.01	2.00	2.07	0	(3)
Allowance for credit losses to non accrual loans	310.47	370.46	255.51	(16)	22
Net charge-offs to average loans—annualized	(0.38)	(0.30)	(0.51)	27	(26)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below relating to "forward-looking" statements included in this report.

RESULTS OF OPERATIONS

Overview

        The Corporation recorded net income of $44.2 million for the first quarter of 2002 compared with net income of $33.6 million for the first quarter of 2001. Net income per diluted common share was $0.87 compared with $0.69 reported for the first quarter of 2001. This year's first-quarter results reflect one month of operations of Civic BanCorp ("Civic") from February 28, 2002, the date of the completion of this acquisition, and the new accounting standard for goodwill.

        The Company's first quarter 2002 net income of $44.2 million was up 20 percent compared to $36.8 million a year earlier, adjusted to exclude the amortization of goodwill from the prior reported period. On the same basis, results were up 5 percent from the fourth quarter of 2001. As a result, net income per diluted common share of $0.87 rose 16 percent from $0.75 in the first quarter a year ago and was 2 percent higher than the $0.85 in the fourth quarter of 2001 on a comparable basis.

        Cash net income, which in 2002 only excludes the amortization of core deposit intangibles, was $45.1 million, or $0.89 per diluted common share in the first quarter of 2002 compared with $37.5 million, or $0.77, in the first quarter of 2001.

        The Company's return on average assets for the first quarter of 2002 was 1.73 percent, compared with 1.67 percent for the first quarter of 2001 and 1.69 percent for the fourth quarter of 2001 on an adjusted basis. The return on average shareholders' equity was 18.97 percent, compared with 19.51 percent for the prior-year first quarter and 18.65 percent for the fourth quarter of 2001 on an adjusted basis.

        On a cash basis (which in 2002 only excludes the after-tax impact of nonqualifying core deposit intangibles from average assets and average shareholders' equity), the return on average assets was 1.80 percent and the return on average shareholders' equity was 23.60 percent for the first quarter of 2002, compared with 1.74 percent and 26.21 percent, respectively, for the first quarter of 2001 and 1.75 percent and 23.50 percent, respectively, for the fourth quarter of 2001.

        All guidance in this discussion is consistent with the Corporation's press release of April 16, 2002. Excluding the impact of the amortization of goodwill for 2001 with no tax effect, management expects net income per diluted common share to be approximately 8 percent to 11 percent higher than adjusted net income per diluted common share for 2001.

        Also, as previously announced, the retirement of Chief Credit Officer, Robert A. Moore, was effective April 30, 2002. Robert Patterson, member of the Executive Committee, Co-Chair of the Bank's Credit Quality Initiative, and long-standing member of the Bank's Credit Planning and Executive Loan Committee is serving as interim Chief Credit Officer. Mr. Patterson has been with City National since 1989 and has senior credit management experience during a banking career spanning over 30 years. The Company has an active recruitment program in process to select a new Chief Credit Officer and expects to name a successor by the end of the year.

Net Interest Income

        Fully taxable-equivalent net interest income for the first quarter of 2002 was $125.4 million, an increase of 16 percent over $108.1 million for the first quarter of 2001. Interest income recovered on nonaccrual and charged-off loans included above was $0.4 million for the first quarter of 2002, compared with $1.6 million for the first quarter of 2001 and $0.7 million for the fourth quarter of 2001.

        The fully taxable-equivalent net interest margin for the first quarter of 2002 was 5.34 percent compared with 5.40 percent for the first quarter of 2001 and 5.12 percent for the fourth quarter of 2001. The increase from the fourth quarter was primarily due to a lower cost of funds and a reduced level of average federal funds sold. Interest rates began to decline during the first quarter of 2001, led by the Federal Reserve Board's rate reductions, which totaled 475 basis points for 2001. The Bank's prime rate was 4.75 percent as of March 31, 2002, compared with 8.00 percent a year earlier and 4.75 percent at December 31, 2001.

        The Company is naturally asset sensitive and uses interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed rate deposits and borrowings and 2) to certain cash flows related to future interest payments on variable rate loans. In a falling interest rate environment, such as the case in 2001 and during this current lower rate cycle, the Company's interest rate swaps make a positive contribution to net interest income.

        As of March 31, 2002, the Company had $866.4 million of notional amount of interest rate swaps, of which $341.4 million were fair value hedges and $525.0 million were cash flow hedges. The mark-to-market on the fair value hedges resulted in the recognition of other assets of $7.2 million, other liabilities of $3.3 million and an increase in hedged deposits and borrowings of $3.9 million. Net interest income was positively impacted in the first quarter by $3.2 million relating to interest rate swaps qualifying as fair value hedges.

        The mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets of $6.1 million, other liabilities of $0.6 million and comprehensive income of $5.5 million, before taxes of $2.3 million. In addition, comprehensive income included $1.0 million, before taxes of $0.4 million relating to interest rate swaps terminated with positive benefit during the quarter and $2.3 million before taxes of $1.0 million relating to remaining balances of interest rate swaps terminated with positive benefit during prior periods. These amounts will be amortized into income over the designated hedged period. Amounts paid or received on the cash flow hedge interest rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $4.7 million that were reclassified into net interest income during the three months ended March 31, 2002. Comprehensive income expected to be reclassified into net interest income within the next twelve months is $7.9 million.

        In total, the Company's "plain vanilla' interest rate swaps added $7.9 million to net interest income in the first quarter of 2002 compared with $1.0 million in the first quarter of 2001 and $6.5 million for the fourth quarter of 2001.

        The following tables present the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2002 and 2001. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Net Interest Income Summary

	For the three months ended March 31, 2002			For the three months ended March 31, 2001
Dollars in thousands	Average Balance	Interest income/ expense(2)	Average interest rate	Average Balance	Interest income/ expense(2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,432,475	$53,009	6.26%	$3,167,150	$70,512	9.03%
Residential first mortgages	1,633,024	28,279	7.02	1,291,176	24,321	7.64
Real estate construction	610,878	8,394	5.57	469,052	10,833	9.37
Real estate mortgages	1,717,838	30,897	7.29	1,521,113	32,999	8.80
Installment	71,215	1,607	9.15	73,223	1,730	9.58

Total loans(1)	7,465,430	122,186	6.64	6,521,714	140,395	8.73
Securities available-for-sale	1,863,495	29,154	6.34	1,493,037	25,681	6.98
Federal funds sold and securities purchased under resale agreements	129,697	507	1.59	37,788	603	6.47
Trading account securities	61,048	208	1.38	64,002	737	4.67

Total interest-earning assets	9,519,670	152,055	6.48	8,116,541	167,416	8.37

Allowance for credit losses	(150,151)			(136,803)
Cash and due from banks	423,346			388,306
Other nonearning assets	551,264			552,237

Total assets	$10,344,129			$8,920,281

Liabilities and Shareholders' Equity
Interest-bearing deposits
Interest checking accounts	$564,711	353	0.25	$568,105	697	0.50
Money market accounts	2,133,778	7,747	1.47	1,302,241	11,285	3.51
Savings deposits	242,930	727	1.21	247,426	2,145	3.52
Time deposits—under $100,000	234,302	1,598	2.77	248,892	3,624	5.91
Time deposits—$100,000 and over	1,332,771	8,518	2.59	1,654,676	24,151	5.92

Total interest—bearing deposits	4,508,492	18,943	1.70	4,021,340	41,902	4.23
Federal funds purchased and securities sold under repurchase agreements	201,215	780	1.57	377,171	5,236	5.63
Other borrowings	1,157,088	6,940	2.43	840,338	12,137	5.86

Total interest—bearing liabilities	5,866,795	26,663	1.84	5,238,849	59,275	4.59

Noninterest—bearing deposits	3,424,989			2,765,326
Other liabilities	106,567			151,394
Shareholders' equity	945,778			764,712

Total liabilities and shareholders' equity	$10,344,129			$8,920,281

Net interest spread			4.64%			3.78%
Fully taxable-equivalent net interest income		$125,392			$108,141

Net interest margin			5.34%			5.40%

(1)
Includes average nonaccrual loans of $43,592 and $58,244 for 2002 and 2001, respectively.

(2)
Loan income includes loan fees of $6,317 and $5,562 for 2002 and 2001, respectively.

        Average loans rose to $7.5 billion for the first quarter of 2002, an increase of 14 percent over the prior-year first quarter. This increase was driven primarily by the growth of residential and real estate mortgage loans, as well as commercial loans. Compared with prior-year first-quarter averages, residential first mortgage loans rose 26 percent to $1.6 billion from $1.3 billion and real estate mortgage loans rose 13 percent to $1.7 billion from $1.5 billion. Commercial loans rose 8 percent to $3.4 billion from $3.2 billion.

        Average securities increased $367.5 million, or 24 percent, to $1.9 billion for the first quarter of 2002 compared with the first quarter of 2001 and increased 9 percent from the fourth quarter of 2001.

        Average deposits during the first quarter of 2002 were $7.9 billion, an increase of 17 percent over the first quarter of 2001 and 5 percent over the fourth quarter of 2001. During the first quarter of 2002, average core deposits, which provide a stable source of low-cost funding, rose $1.5 billion to $6.6 billion, an increase of 29 percent over the $5.1 billion in the first quarter of 2001 and 7 percent higher than the $6.2 billion for the fourth quarter of 2001. Average core deposits represented 83 percent of the total average deposit base for the first quarter, up from 76 percent for the prior-year quarter. New clients, and a reduction in the earnings credit on analyzed deposit accounts resulting from lower interest rates, combined with the acquisition of Civic, contributed to the growth of deposits.

        Net interest income is impacted by the volume and rate of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between the first quarter of 2002 and the first quarter of 2001, as well as between the first quarter 2001 and the first quarter of 2000.

Changes In Net Interest Income

	For the three months ended March 31, 2002 vs 2001			For the three months ended March 31, 2001 vs 2000
	Increase (decrease) due to			Increase (decrease) due to
			Net increase (decrease)			Net increase (decrease)
Dollars in thousands	Volume	Rate		Volume	Rate
Interest earned on:
Loans	$18,463	$(36,672)	$(18,209)	$15,871	$1,087	$16,958
Securities available-for-sale	5,977	(2,504)	3,473	6,050	(293)	5,757
Trading account securities	(33)	(496)	(529)	(153)	(109)	(262)
Federal funds sold and securities purchased under resale agreements	621	(717)	(96)	(300)	115	(185)

Total interest-earning assets	25,028	(40,389)	(15,361)	21,468	800	22,268

Interest paid on:
Interest checking deposits	(4)	(340)	(344)	116	35	151
Money market deposits	5,006	(8,544)	(3,538)	979	1,045	2,024
Savings deposits	(38)	(1,380)	(1,418)	201	(294)	(93)
Other time deposits	(4,252)	(13,407)	(17,659)	6,695	2,376	9,071
Other borrowings	1,814	(11,467)	(9,653)	(1,274)	(424)	(1,698)

Total interest-bearing liabilities	2,526	(35,138)	(32,612)	6,717	2,738	9,455

	$22,502	$(5,251)	$17,251	$14,751	$(1,938)	$12,813

        The impact of interest rate swaps which increases loan interest income and reduces deposit and borrowing interest expense is included in rate changes.

        Although the net interest margin for the first quarter was higher, management expects the net interest margin for 2002 will approximate the 5.26 percent reported for 2001.

Provision for Credit Losses

        The Company recorded a provision for credit losses of $11.0 million for the first quarter of 2002, compared with $7.5 million for the same period in 2001. The provision for credit losses in the fourth quarter of 2001 was $11.0 million. The provision for credit losses this quarter primarily reflects growth of the loan portfolio and the levels of net loan charge-offs and nonaccrual loans. Additional factors affecting the provision include changes in the economic environment during this period, as well as management's ongoing assessment of the credit quality of the portfolio.

        The provision for credit losses to be taken in 2002 will reflect management's assessment of the above factors, as well as changes in the economic environment during this period. Based on its current assessment, management continues to anticipate that a provision for credit losses for all of 2002 could fall within the $35.0 million to $50.0 million range. See "—Allowance for Credit Losses."

Noninterest Income

        Noninterest income increased 15 percent to $35.9 million for the first quarter of 2002, compared with the $31.3 million for the first quarter of 2001, but was essentially unchanged compared with the fourth quarter of 2001. Lower income from participating mortgage loans was essentially offset by higher gains on the sales of assets and securities compared with the fourth quarter of 2001.

        Assets under administration totaled $18.8 billion at March 31, 2002, including $7.3 billion under management, compared with $17.9 billion and $6.6 billion, respectively, at March 31, 2001, and $18.8 billion and $7.7 billion, respectively, at December 31, 2001. The quarter-over-quarter increase in assets under management was attributable largely to new fully managed investment portfolios as well as growth in the CNI Charter Funds, City National's family of mutual funds. Total assets under management declined from the fourth quarter of 2001 as some clients rebalanced asset allocations of portfolios, extended maturities from money market accounts to achieve higher yields, or maintained funds as bank deposits to pay for services. Managed money market funds were down $0.6 billion from December 31, 2001 while all other managed funds were up $0.2 billion. As a result, trust and investment fee revenue was higher quarter-over-quarter but declined from the fourth quarter of 2001.

        Cash management and deposit transaction fees increased quarter-over-quarter as the result of strong growth in deposits, including those added by the Civic acquisition, higher sales of new online cash management products, and continuing reductions in the earnings credit on analyzed deposit accounts resulting from lower interest rates.

        Gains on the sale of assets and securities for the first quarter of 2002 were $2.4 million compared with $1.7 million for the same period a year ago, and $1.0 million for the fourth quarter of 2001. First-quarter results included a $2.0 million gain on the sale of a piece of ORE, which had been fully written off, partially offset by a $0.5 million mark-to-market loss on loans available-for-sale.

        Noninterest income for the first quarters of both 2002 and 2001 was 23 percent of total revenues.

        Management expects growth in noninterest income to range from 7 percent to 10 percent for 2002. Last year, the acquisition of Reed, Conner & Birdwell accounted for approximately one- quarter of the 21 percent increase in noninterest income reported for the year. In addition, management expects that a more stable interest rate environment will result in a reduction in the growth rate of cash management and deposit transaction fees for the remainder of 2002.

Noninterest Expense

        After excluding amortization of goodwill from prior reported periods, noninterest expense of $78.8 million for the first quarter of 2002 was up 7 percent from $73.4 million for the first quarter of 2001. The quarter-over-quarter increase was primarily the result of the Company's growth, including the acquisition of Civic and costs associated with additional colleagues. Expenses between the first quarter of 2002 and the fourth quarter of 2001 on a comparable basis were essentially flat, excluding the $1.3 million in Civic integration expenses in the first quarter of 2002.

        The Company's cash efficiency ratio for the first quarter of 2002 improved to 47.95 percent from 52.01 percent for the first quarter of 2001. The improvement over the prior year was driven by both increased revenues and the Company's ongoing efforts to improve efficiency and productivity.

        Excluding the amortization of goodwill in 2001, management currently anticipates that 2002 noninterest expense will increase 7 percent to 10 percent over the prior year with the acquisition of Civic accounting for a significant amount of the increase.

Income Taxes

        The effective tax rate for the first quarter was 34.8 percent, compared with 35.5 percent for the first quarter of 2001. A Form N-8F seeking de-registration of the Company's registered investment company has been filed, and management currently expects that de-registration will become effective by the end of May. As a result, the Company did not reflect any tax benefit in the first quarter of 2002 from its registered investment company. Despite this higher effective tax rate in the first quarter, management currently anticipates the Company's effective tax rate for 2002 will fall within a range of 32.0 percent to 34.0 percent due to the anticipated impact of revised business and tax-planning strategies.

Balance Sheet Analysis

        Total average assets reached $10.3 billion for the first quarter of 2002, an increase of 16 percent over the $8.9 billion in average assets for the first quarter of 2001 and 5 percent over the $9.8 billion in average assets for the fourth quarter of 2001. Total assets at March 31, 2002 were $11.2 billion, compared with $8.9 billion at March 31, 2001 and $10.2 billion at December 31, 2001.

Securities

        Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

	March 31, 2002		December 31, 2001		March 31, 2001
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$328,725	$330,046	$300,653	$306,206	$450,390	$456,172
Mortgage-backed	1,114,243	1,115,884	1,070,670	1,075,533	597,505	602,368
State and Municipal	212,298	214,773	187,519	190,201	165,563	168,905
Other	31,911	30,499	31,924	30,266	166,774	159,775

Total debt securities	1,687,177	1,691,202	1,590,766	1,602,206	1,380,232	1,387,220
Marketable equities	218,771	210,622	220,124	212,633	169,096	163,462

Total securities	$1,905,948	$1,901,824	$1,810,890	$1,814,839	$1,549,328	$1,550,682

        At March 31 2002, securities available-for-sale totaled $1.9 billion, an increase of $351.1 million compared with holdings at March 31, 2001 and an increase of $87.0 million from December 31, 2001. At March 31, 2002 the portfolio had a unrealized net loss of $4.1 million compared with a net gain of $1.4 million and $3.9 million at March 31, 2001 and December 31, 2001, respectively.

        The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of March 31, 2002. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agency	$29,097	4.45	$203,262	5.06	$97,687	6.22	$—	—	$330,046	5.35
Mortgage-backed	—	—	1,280	5.79	8,680	6.93	1,105,924	6.27	1,115,884	6.27
State and Municipal	14,363	7.06	72,174	6.70	109,654	6.78	18,582	6.94	214,773	6.79
Other	—	—	—	—	16,450	7.60	14,049	8.04	30,499	7.80

Total debt securities	$43,460	5.31	$276,716	5.49	$232,471	6.61	$1,138,555	6.30	$1,691,202	6.18

Amortized cost	$43,169		$274,260		$231,548		$1,138,200		$1,687,177

        Dividend income included in interest income on securities in the Unaudited Consolidated Statement of Income and Comprehensive Income for the first quarter of 2002 and 2001 was $2.7 million and $2.3 million, respectively.

Loan Portfolio

        A comparative period-end loan table is presented below:

Loans

Dollars in thousands	March 31, 2002	December 31, 2001	March 31, 2001
Commercial	$3,548,545	$3,247,320	$3,088,211
Residential first mortgages	1,679,969	1,587,303	1,288,132
Real estate construction	606,768	586,066	437,431
Real estate mortgages	1,840,060	1,668,114	1,616,188
Installment	76,682	70,403	75,128

Total loans, gross	7,752,024	7,159,206	6,505,090
Less: allowance for credit losses	155,657	142,862	134,727

Total loans, net	$7,596,367	$7,016,344	$6,370,363

        Total loans at March 31, 2002 reached $7.8 billion, compared with $6.5 billion at March 31, 2001, and $7.2 billion at December 31, 2001, increases of 19 percent and 8 percent, respectively. The acquisition of Civic added $373.8 million to total loans at March 31, 2002. Syndicated non-relationship loans were $62.2 million, less than 1 percent of the total loan portfolio, at March 31, 2002, compared with $148.3 million at March 31, 2001 and $86.9 million at December 31, 2001.

        Management currently anticipates average loan growth for 2002 will be in the range of 11 percent to 15 percent.

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

Nonaccrual Loans, ORE and Restructured Loans

Dollars in thousands	March 31, 2002	December 31, 2001	March 31, 2001
Nonaccrual loans:
Commercial	$42,368	$32,615	$43,550
Real estate	7,323	5,393	7,338
Installment	445	555	1,841

Total	50,136	38,563	52,729
ORE	505	10	1,094

Total nonaccrual loans and ORE	$50,641	$38,573	$53,823

Total non accrual loans as a percentage of total loans	0.65%	0.54%	0.81%
Total non accrual loans and ORE as a percentage of total loans and ORE	0.65	0.54	0.83
Allowance for credit losses to total loans	2.01	2.00	2.07
Allowance for credit losses to nonaccrual loans	310.47	370.46	255.51
Loans past due 90 days or more on accrual status:
Commercial	$1,968	$1,764	$8,161
Real estate	—	878	282
Installment	663	973	404

Total	$2,631	$3,615	$8,847

Restructured loans:
On accrual status	$—	$—	$647
On nonaccrual status	—	—	711

	$—	$—	$1,358

        Total nonperforming assets (nonaccrual loans and ORE) were $50.6 million, or 0.65 percent of total loans and ORE, at March 31, 2002, compared with $53.8 million, or 0.83 percent, at March 31, 2001 and $38.6 million, or 0.54 percent, at December 31, 2001. Three syndicated non-relationship loans on nonaccrual status totaled $6.5 million at March 31, 2002 and $5.9 million at December 31, 2001. From year-end 2001, nonperforming assets increased due to a $3.3 million remaining loan balance on which a $6.5 million charge off was taken in the first quarter of 2002, another loan for $7.3 million in the telecommunications industry, and $3.5 million in loans acquired from Civic. See "—Allowance for Credit Losses."

        The following table summarizes the changes in nonaccrual loans for the three months ended March 31, 2002 and 2001.

Changes in Nonaccrual Loans

	For the three months ended March 31,
Dollars in thousands	2002	2001
Balance, beginning of period	$38,563	$61,986
Additions from acquisition	3,510	—
Loans placed on nonaccrual	21,665	11,602
Charge offs	(8,202)	(8,951)
Loans returned to accrual status	(1,159)	(956)
Repayments (including interest applied to principal)	(3,710)	(10,952)
Transferred to ORE	(531)	—

Balance, end of period	$50,136	$52,729

        In addition to loans disclosed above as nonaccrual or restructured, management has also identified $7.0 million of potential problem loans to eight borrowers about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable. Potential problem loans were $15.2 million at March 31, 2001 and $12.8 million at December 31, 2001. Management has also identified an $8.5 million commitment as a potential problem.

        Management's classification of credits as a nonaccrual, restructured or problems does not necessarily indicate that the principal of the credit is uncollectable in whole or in part.

Allowance for Credit Losses

        The allowance for credit losses at March 31, 2002 totaled $155.7 million including $8.8 million from the Civic acquisition, or 2.01 percent of outstanding loans. This compares with an allowance of $134.7 million, or 2.07 at March 31, 2001, and an allowance of $142.9 million, or 2.00 percent at December 31, 2001. The allowance for credit losses as a percentage of nonaccrual loans was 310 percent at March 31, 2002, compared with 256 percent at March 31, 2001 and 370 percent at December 31, 2001.

        Net loan charge-offs were $7.0 million and $8.2 million for the first quarters of 2002 and 2001, respectively, and $5.4 million for the fourth quarter of 2001. First-quarter charge-offs included $6.5 million for one loan to a borrower in the telecommunications industry. The remaining $3.3 million balance of this loan is classified as "nonaccrual" and is considered impaired with an allocated allowance for credit losses of $1.0 million.

        As an annualized percentage of average loans, net charge-offs were 0.38 percent, 0.51 percent and 0.30 percent for the first quarters of 2002 and 2001 and the fourth quarter of 2001, respectively.

        The allowance for credit losses is maintained at a level which management deems appropriate based on a thorough analysis of numerous factors, including levels of net charge-offs and nonaccrual loans and continuing growth in the loan portfolio. Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which may be beyond management's control. No assurances can be given that the Company will not sustain credit losses, in any particular period, that are sizable in relation to the allowance for credit losses. Based on known information available to it at the date of this report, management believes the allowance for credit losses is adequate to cover risks inherent in the portfolio at March 31, 2002. Subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators will dictate the level of provisions required to maintain the adequacy of the allowance for credit losses.

        The table below summarizes the changes in the allowance for credit losses for the three months ended March 31, 2002 and 2001.

Changes in Allowance for Credit Losses

	For the three months ended March 31,
(Dollars in thousands)	2002	2001
Average amount of loans outstanding	$7,465,430	$6,521,714

Balance of allowance for credit losses, beginning of period	$142,862	$135,435
Loans charged off:
Commercial	8,384	11,196
Real estate and other	912	888

Total loans charged off	9,296	12,084

Less recoveries of loans previously charged off:
Commercial	1,027	1,545
Real estate and other	1,277	2,331

Total recoveries	2,304	3,876

Net loans charged off	(6,992)	(8,208)
Additions to allowance charged to operating expense	11,000	7,500
Additions to allowance from acquisition	8,787	—

Balance, end of period	$155,657	134,727

Total net charge-offs to average loans (annualized)	(0.38)%	(0.51)%

Ratio of allowance for credit losses to total period end loans	2.01%	2.07%

Other Assets

        Other assets included the following:

Other Assets

Dollars in thousands	March 31, 2002	December 31, 2001	March 31, 2001
Accrued interest receivable	$48,407	$44,432	$54,534
Claim in receivership and other assets	22,320	22,242	21,655
Interest rate swap mark-to-market	13,393	21,254	18,178
Loans held-for-sale	12,980	23,558	22,756
Other	40,374	28,577	32,638

Total other assets	$137,474	$140,063	$149,761

        The claim in receivership and other assets was acquired in the acquisition of Pacific Bank. The claim in receivership, which is approximately half of the balance, is expected to be realized in first half of 2002.

        See—"Net Interest Income" for a discussion of interest rate swaps which result in the swap mark-to-market asset of $13.4 million.

Deposits

        Deposits totaled $8.7 billion at March 31, 2002, compared with $6.9 billion at March 31, 2001, and $8.1 billion at December 31, 2001. The year-over-year increase resulted from the Company's increased marketing efforts and the nature of the Company's relationship business, which allows customers to maintain balances as compensation for banking services. The acquisition of Civic contributed $469.7 million to deposits at March 31, 2002.

        Demand deposits accounted for 43 percent of total deposits at March 31, 2002. Core deposits which continued to provide substantial benefits to the Bank's cost of funds were 85 percent of total deposits at March 31, 2002. See "—Net Interest Income."

        Management expects average deposit growth in 2002, compared with 2001, to be in the range of 8 percent to 12 percent.

CAPITAL ADEQUACY REQUIREMENT

        The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at March 31, 2002, December 31, 2001 and March 31, 2001.

	Regulatory Well Capitalized Standards	March 31, 2002	December 31, 2001	March 31, 2001
City National Corporation
Tier 1 leverage	4.00%	7.31%	7.26%	6.71%
Tier 1 risk-based capital	6.00	9.05	9.32	8.33
Total risk-based capital	10.00	13.55	14.08	11.35
City National Bank
Tier 1 leverage	4.00	7.01	6.59	6.31
Tier 1 risk-based capital	6.00	8.66	8.48	7.85
Total risk-based capital	10.00	13.18	13.28	10.88

        March 31, 2002 capital ratios for the Corporation have been slightly adjusted downward from originally published ratios due to Civic acquisition allocation adjustments.

        On April 25, 2002, the Corporation declared a regular quarterly cash dividend on common stock at a rate of $0.195 per share to shareholders of record on May 8, 2002, payable on May 20, 2002.

LIQUIDITY MANAGEMENT

        The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale. Liquidity is also provided by maturing securities and loans.

        Average core deposits and shareholders' equity comprised 73 percent of total funding in the first quarter of 2002, compared with 66 percent in the first quarter of 2001. This increase allowed the Company to decrease its use of more costly alternative funding sources. See "—Net Interest Income."

CRITICAL ACCOUNTING POLICIES

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

        The Company believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of its consolidated financial statements:

  •
  Accounting for the allowance for credit losses. See—Balance Sheet Analysis—Allowance for Credit Losses.

  •
  Accounting for derivatives and hedging activities. See—Results of Operations—Net Interest Income and Quantitative and Qualitative Disclosures About Market Risk—Asset/Liability Management.

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

        A quantitative and qualitative discussion about market risk is included on pages A-14 to A-18 of the Corporation's Form 10-K for the year ended December 31, 2001. During the first quarter of 2002, the Company maintained a sight asset sensitive interest rate position, and at all times remained within the limits set by the Board of Directors.

        As of March 31, 2002, the Company had $866.4 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $426.4 million have maturities greater than one year. The Company's interest-rate risk-management instruments had a fair value and credit exposure risk of $9.5 million and $20.6 million at March 31, 2002 and December 31, 2001, respectively taking into consideration legal right of offset. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Company's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain market value exposure thresholds are exceeded. As of March 31, 2002, the Company had received securities with a total market value of $16.7 million to reduce counterparty exposure.

        At March 31, 2002, the Company's outstanding foreign exchange contracts for both those purchased as well as sold totaled $163.9 million. The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging for clients' transaction and economic exposures arising out of commercial transactions. The Company's policies also permit limited proprietary currency positioning. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at March 31, 2002 have remaining maturities of 12 months or less.

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

        Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur of the date the statements are made or to update earnings guidance including the factors that influence earnings.

        A number of factors, some of which are beyond the Corporation's ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) economic uncertainty created by the most recent terrorist attacks on the United States and unrest in other parts of the world, (2) economic uncertainty created by the military, diplomatic and humanitarian actions of the United States and allied nations in Afghanistan in response to the terrorists acts, (3) the prospect of additional terrorist acts within the United States and the uncertain effect of these events on our national and regional economies could have the following consequences, any of which could hurt our business.

  •
  Loan delinquencies may increase;

  •
  Problem assets and foreclosures may increase;

  •
  Demand for our products and services may decline; and

  •
  Collateral for loans made by us, especially real estate, may decline in value, in turn reducing clients' borrowing power, and reducing the value of assets and collateral associated with our existing loans.

        Changes in interest rates affect our profitability.    The Federal Reserve lowered interest rates eleven times last year, and accordingly, we have lowered our interest rates on some loan and deposit products to maintain a competitive position. Changes in prevailing rates may hurt our business. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities fluctuates. This causes decreases in our spread and affects our income. In addition, interest rates affect how much money we lend.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Reports on Form 8-K

  On January 17, 2002, the Corporation filed a report on Form 8-K under item 5 regarding the financial results for the quarter and twelve months ended December 31, 2001. Included in the report was a press releases dated January 16, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
DATE: May 15, 2002	By:	/s/ FRANK P. PEKNY Frank P. Pekny Executive Vice President and Chief Financial Officer/Treasurer (Authorized Officer and Principal Financial Officer)

QuickLinks

  PART 1—FINANCIAL INFORMATON
  ITEM 1. FINANCIAL STATEMENTS
CITY NATIONAL CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
CITY NATIONAL CORPORATION NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CITY NATIONAL CORPORATION FINANCIAL HIGHLIGHTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES