Form 10-Q/A
period 2002-03-31
CITY NATIONAL CORP
filed 2002-05-16
CIK 201461

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 1-10521

CITY NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	95-2568550 (I.R.S. Employer Identification No.)

CITY NATIONAL CENTER
400 NORTH ROXBURY DRIVE
BEVERLY HILLS, CALIFORNIA 90210
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (310) 888-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Number of shares of Common Stock outstanding as of April 30, 2002: 49,980,913

EXPLANATORY NOTE

        This amendment on Form 10-Q/A of City National Corporation amends Item 2 of Part I of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, as filed with the Securities and Exchange Commission on May 15, 2002, in order to correct a typographical error. This amendment is not intended to update any other information presented in the report on Form 10-Q as originally filed.

PART I.    FINANCIAL STATEMENTS

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet Analysis—Deposits

The Corporation's Form 10-Q contained the following sentence: "Management expects average deposit growth in 2002, compared with 2001, to be in the range of 8 percent to 12 percent." The correct guidance, which was contained in the Corporation's April 16, 2002 press release is as follows: "Management expects average year-over-year deposit growth to be in the range of 12 percent to 15 percent for 2002."

2

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2002	CITY NATIONAL CORPORATION

	By:	/s/ FRANK P. PEKNY Name: Frank P. Pekny Title: Executive Vice President and Chief Financial Officer/Treasurer (Authorized Officer and Principal Financial Officer)

3

QuickLinks

EXPLANATORY NOTE
  PART I. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES