Form 10-Q
period 2002-06-30
CITY NATIONAL CORP
filed 2002-08-14
CIK 201461

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

YES ☒                NO____

Number of shares of common stock outstanding at July 31, 2002: 50,017,575

PART 1—FINANCIAL INFORMATON

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

Dollars in thousands, except per share amounts	June 30, 2002	December 31, 2001	June 30, 2001
Assets
Cash and due from banks	$442,343	$328,018	$441,665
Federal funds sold	165,000	395,000	10,000
Securities available-for-sale: cost $1,886,817; $1,810,890 and $1,672,423 at June 30, 2002, December 31, 2001 and June 30, 2001, respectively	1,919,985	1,814,839	1,667,037
Trading account securities	68,832	78,266	14,196
Loans	7,854,530	7,159,206	6,567,370
Less allowance for credit losses	157,647	142,862	133,883

Net loans	7,696,883	7,016,344	6,433,487
Premises and equipment, net	60,016	66,414	64,508
Customers' acceptance liability	11,396	7,924	7,348
Deferred tax asset	39,186	36,230	52,571
Goodwill	230,161	158,769	165,202
Core deposit intangibles	30,959	18,530	21,341
Bank owned life insurance	60,505	55,734	54,275
Affordable housing investments	55,761	60,185	55,644
Other assets	201,393	140,063	136,319

Total assets	$10,982,420	$10,176,316	$9,123,593

Liabilities
Demand deposits	$3,973,435	$3,846,789	$3,134,792
Interest checking deposits	610,217	576,651	522,480
Money market deposits	2,472,224	1,893,383	1,576,758
Savings deposits	222,241	240,376	242,219
Time deposits—under $100,000	226,116	229,643	245,724
Time deposits—$100,000 and over	1,292,934	1,344,360	1,358,661

Total deposits	8,797,167	8,131,202	7,080,634
Federal funds purchased and securities sold under repurchase agreements	110,665	171,531	261,849
Other short-term borrowings	421,125	415,858	653,125
Subordinated debt	282,043	272,236	118,939
Long-term debt	169,144	193,938	94,255
Other liabilities	117,542	93,050	91,603
Acceptances outstanding	11,396	7,924	7,348

Total liabilities	9,909,082	9,285,739	8,307,753

Commitments and contingencies
Shareholders' Equity
Preferred Stock authorized—5,000,000: none outstanding	—	—	—
Common Stock—par value-$1.00; authorized—75,000,000;
Issued—50,122,921; 48,149,998; and 47,888,923 shares at June 30, 2002, December 31, 2001 and June 30, 2001, respectively	50,123	48,150	47,889
Additional paid-in capital	396,058	301,022	293,412
Accumulated other comprehensive income	25,673	10,674	2,256
Retained earnings	601,484	530,731	472,283

Total shareholders' equity	1,073,338	890,577	815,840

Total liabilities and shareholders' equity	$10,982,420	$10,176,316	$9,123,593

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
In thousands, except per share amounts
	2002	2001	2002	2001
Interest Income
Loans	$126,704	$129,266	$247,322	$268,110
Securities available-for-sale	27,923	25,742	54,951	49,758
Federal funds sold and securities purchased under resale agreements	704	868	1,211	1,471
Trading account	180	614	385	1,343

Total interest income	155,511	156,490	303,869	320,682

Interest Expense
Deposits	18,168	36,672	37,111	78,574
Other short-term borrowings	3,152	8,415	6,756	16,040
Subordinated debt	1,732	1,633	3,927	3,392
Other long-term debt	1,080	1,666	2,221	4,419
Federal funds purchased and securities sold under repurchase agreements	805	3,055	1,585	8,291

Total interest expense	24,937	51,441	51,600	110,716

Net interest income	130,574	105,049	252,269	209,966
Provision for credit losses	18,000	6,500	29,000	14,000
Net interest income after provision for credit losses	112,574	98,549	223,269	195,966

Noninterest Income
Trust fees and investment fee revenue	15,736	14,779	30,010	28,452
Cash management and deposit transaction charges	10,025	7,583	20,394	14,131
International services	4,719	3,840	8,510	7,399
Bank owned life insurance	719	697	1,392	1,421
Gain on sale of loans and assets/debt repurchase	1,320	891	2,999	1,648
Gain on sale of securities	184	539	872	1,516
Other	6,035	4,565	10,504	9,588

Total noninterest income	38,738	32,894	74,681	64,155

Noninterest Expense
Salaries and employee benefits	49,642	42,711	97,112	85,485
Net occupancy of premises	6,495	6,628	12,675	12,972
Professional	5,182	6,358	10,411	12,122
Information services	4,661	4,088	9,021	7,917
Depreciation	3,336	3,413	6,728	6,750
Amortization of goodwill	—	3,220	—	6,427
Marketing and advertising	3,311	3,316	6,099	5,897
Office services	2,731	2,424	4,829	4,634
Amortization of core deposit intangibles	2,056	1,405	3,571	2,809
Acquistion integration	—	—	1,300	—
Equipment	789	603	1,271	1,099
Other operating	4,756	4,846	8,715	9,504

Total noninterest expense	82,959	79,012	161,732	155,616

Income before income taxes	68,353	52,431	136,218	104,505
Income taxes	22,593	16,087	46,222	34,570

Net income	45,760	36,344	89,996	69,935
Other comprehensive income
Unrealized gain (loss) on securities available-for-sale	38,496	(6,103)	28,244	13,932
Initial gain on cash flow hedges from implementation of FAS 133	—	—	—	2,404
Additional unrealized gain (loss) on cash flow hedges	1,342	3,043	(1,935)	8,325
Less reclassification adjustment for gain included in net income	232	2,097	425	944
Income taxes (benefit)	16,652	(2,084)	10,885	9,968

Other comprehensive gain (loss)	22,954	(3,073)	14,999	13,749

Comprehensive income	$68,714	$33,271	$104,995	$83,684

Net income per share, basic	$0.92	$0.76	$1.82	$1.47

Net income per share, diluted	$0.88	$0.74	$1.75	$1.43

Shares used to compute income per share, basic	49,963	47,768	49,327	47,726

Shares used to compute income per share, diluted	52,083	49,219	51,443	49,027

Dividends per share	$0.195	$0.185	$0.390	$0.370

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
Dollars in thousands
	2002	2001
Cash Flows From Operating Activities
Net income	$89,996	$69,935
Adjustments to net income:
Provision for credit losses	29,000	14,000
Amortization of core deposit intangibles	3,571	2,809
Amortization of goodwill	—	6,427
Depreciation	6,728	6,750
Deferred income tax (benefit)	(7,929)	7,342
Gain on sales of loans and assets/debt repurchase	(2,999)	(1,648)
Gain on sale of securities	(872)	(1,516)
Net increase in other assets	(24,889)	(61,270)
Net decrease in trading securities	9,434	31,882
Other, net	(893)	5,618

Net cash provided by operating activities	101,147	80,329

Cash Flows From Investing Activities
Purchase of securities	(450,710)	(758,781)
Sales of securities available-for-sale	88,529	231,491
Maturities of securities	318,116	424,776
Purchase of residential mortgage loans	—	(3,813)
Sales of loans	—	53,701
Loan originations net of principal collections	(353,518)	(112,873)
Purchase of premises and equipment	(2,455)	(10,160)
Net cash from acquisitions	35,633	—
Other, net	3	2

Net cash used by investing activities	(364,402)	(175,657)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	227,502	(328,036)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(60,866)	122,008
Net increase (decrease) in short-term borrowings, net of transfers from long-term debt	(19,000)	223,000
Repurchase of subordinated debt	—	(8,467)
Proceeds from exercise of stock options	19,187	7,429
Stock repurchases	—	(3,079)
Cash dividends paid	(19,243)	(17,676)

Net cash provided (used) by financing activities	147,580	(4,821)

Net decrease in cash and cash equivalents	(115,675)	(100,149)
Cash and cash equivalents at beginning of year	723,018	551,814

Cash and cash equivalents at end of period	$607,343	$451,665

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$51,029	$119,782
Income taxes	28,500	58,200
Non-cash investing activities:
Transfer from loans to foreclosed assets	$530	$162
Transfer from long-term debt to short-term borrowings	25,000	115,000

See accompanying Notes to the Unaudited Consolidated Financial Statements

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the six months ended June 30,
Dollars in thousands
	2002	2001
Common Stock
Balance, beginning of period	$48,150	$47,785
Stock issued for acquisitions	1,208	—
Stock options exercised	765	104

Balance, end of period	50,123	47,889

Additional paid-in capital
Balance, beginning of period	301,022	292,358
Tax benefit from stock options	7,836	1,834
Stock options exercised	18,422	—
Excess of cost of treasury shares reissued over stock option exercise amounts	—	(780)
Excess of market value of shares issued for acquisitions over historical cost	68,778	—

Balance, end of period	396,058	293,412

Accumulated other comprehensive income (loss)
Balance, beginning of period	10,674	(11,493)
Other comprehensive income net of income taxes	14,999	13,749

Balance, end of period	25,673	2,256

Retained earnings
Balance, beginning of period	530,731	420,024
Net income	89,996	69,935
Dividends paid	(19,243)	(17,676)

Balance, end of period	601,484	472,283

Treasury shares
Balance, beginning of period	—	(5,026)
Purchase of shares	—	(3,079)
Issuance of shares for stock options	—	8,105

Balance, end of period	—	—

Total shareholders' equity	$1,073,338	$815,840

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

  The following table summarizes the Company's goodwill and other intangible assets as of January 1, 2002 and June 30, 2002.

Dollars in thousands	January 1, 2002	Additions	Reductions	June 30, 2002
Goodwill	$193,155	$71,558	$166	$264,547
Accumulated Amortization	(34,386)	—	—	(34,386)

Net	$158,769	$71,558	$166	$230,161

Core Deposit Intangibles	$39,326	$16,000	$—	$55,326
Accumulated Amortization	(20,796)	—	3,571	(24,367)

Net	$18,530	$16,000	$3,571	$30,959

  On February 28, 2002, the Corporation acquired Civic BanCorp ("Civic"). In that transaction, Civic merged into the Bank and the Corporation paid consideration equal to $123.5 million (including the consideration for stock options), 53.5 percent of which was paid in the Corporation's common stock and 46.5 percent of which was paid in cash. Civic had total assets, loans and deposits of $502.8 million, $368.4 million, and $438.5 million, respectively, at the date of acquisition. At May 31, 2002, the Bank sold two branches acquired from Civic at a premium which reduced goodwill for the Civic acquisition. The acquisition of Civic resulted in the recording of goodwill of $71.6 million and core deposit intangibles of $16.0 million. Included in goodwill as purchase price adjustments were $1.3 million of accrued severance, of which $0.8 million remains unpaid as of June 30, 2002, $0.8 million of paid transaction-related expenses and $1.4 million of exit costs of which $1.3 million relating to excess space reserves remains unpaid as of June 30, 2002. Results reflect the operations of Civic from February 28, 2002, the date that the acquisition was completed.

  At June 30, 2002, the estimated aggregate amortization, in thousands of dollars, for the remainder of 2002 and annually through 2007 is $3,952, $7,904, $5,739, $4,291, $3,947, and $2,460, respectively.

  The reduction in goodwill related to the sale of a small minority ownership position in one of the Corporation's non-bank subsidiaries.

  Following is a reconciliation of net income to adjusted net income to reflect all periods on a comparable basis for the impact of adopting Statement 142:

	For the three months ended June 30,		For the six months ended June 30,
Dollars in thousands except for earnings per share amounts
	2002	2001	2002	2001
Net income	$45,760	$36,344	$89,996	$69,935
Add back: Goodwill amortization	—	3,220	—	6,427

Adjusted net income	$45,760	$39,564	$89,996	$76,362

Basic net income per share:
Net income	$0.92	$0.76	$1.82	$1.47
Goodwill amortization	—	0.07	—	0.13

Adjusted net income	$0.92	$0.83	$1.82	$1.60

Diluted net income per share:
Net income	$0.88	$0.74	$1.75	$1.43
Goodwill amortization	—	0.06	—	0.13

Adjusted net income	$0.88	$0.80	$1.75	$1.56

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

6.
Reserves established as a purchase price adjustment for the February 29, 2000 acquisition of The Pacific Bank N.A. of $1.4 million for exit costs relating to surplus space remain as of June 30, 2002.

7.
During the quarter, the Company decided to reduce its media and telecommunication exposure and identified for sale seven syndicated loans with individual commitment levels above $7.5 million. These totaled approximately $60.0 million in outstanding balances and were transferred to assets available-for-sale which is a component of other assets on the Company's balance sheet.

8.
Under the October 26, 2000 stock buyback program of 1 million shares, 348,700 shares had been repurchased at an average price of $34.10 per share through the end of the second quarter of 2002. There were no shares repurchased during the second quarter of 2002. The shares purchased under the buyback program were reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. There were no treasury shares at June 30, 2002. From July 1, 2002 to August 9, 2002, 145,300 shares were repurchased at an average price of $45.62 per share.

9.
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

  In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which revises accounting for specified employee and contract terminations that are part of restructuring activities. Statement 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under Statement 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirement can shift expense recognition from one quarter or fiscal year to another. The provisions of Statement 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not expect that the adoption of Statement 146 will have an effect on the Company's financial statements.

CITY NATIONAL CORPORATION
FINANCIAL HIGHLIGHTS
(Unaudited)

	At or for the three months ended			Percentage change June 30, 2002 from
Dollars in thousands, except per share amounts	June 30, 2002	March 31, 2002	June 30, 2001	March 31, 2002	June 30, 2001
For The Quarter
Net income	$45,760	$44,236	$36,344	3%	26%
Net income per common share, basic	0.92	0.91	0.76	1	21
Net income per common share, diluted	0.88	0.87	0.74	1	19
Dividends, per common share	0.195	0.195	0.185	0	5
Adjusted net income*	45,760	44,236	39,564	3	16
Adjusted net income per share, basic*	0.92	0.91	0.83	1	11
Adjusted net income per share, diluted*	0.88	0.87	0.80	1	10
Cash net income	46,952	45,115	40,300	4	17
Cash net income per common share, basic	0.94	0.93	0.84	1	12
Cash net income per common share, diluted	0.90	0.89	0.82	1	10
At Quarter End
Assets	$10,982,420	$11,217,379	$9,123,593	(2)	20
Deposits	8,797,167	8,657,224	7,080,634	2	24
Loans	7,854,530	7,752,024	6,567,370	1	20
Securities	1,988,817	2,064,949	1,681,233	(4)	18
Shareholders' equity	1,073,338	999,003	815,840	7	32
Book value per share	21.41	20.11	17.04	6	26
Average Balances
Assets	$10,934,265	$10,344,129	$9,132,024	6	20
Deposits	8,551,230	7,933,481	6,975,066	8	23
Loans	7,889,005	7,465,430	6,537,375	6	21
Securities	2,029,742	1,924,543	1,690,786	5	20
Shareholders' equity	1,047,042	945,778	797,398	11	31
Selected Ratios
Return on average assets	1.68%	1.73%	1.60%	(3)	5
Return on average shareholders' equity	17.53	18.97	18.28	(8)	(4)
Adjusted return on average assets*	1.68	1.73	1.74	(3)	(3)
Adjusted return on average shareholders' equity*	17.53	18.97	19.90	(8)	(12)
Corporation's tier 1 leverage	7.44	7.31	6.97	2	7
Corporation's tier 1 risk-based capital	9.74	9.05	8.76	8	11
Corporation's total risk-based capital	14.24	13.55	11.64	5	22
Dividend payout ratio, per share	21.34	21.27	24.39	0	(13)
Net interest margin	5.35	5.34	5.23	0	2
Efficiency ratio	47.95	48.89	55.87	(2)	(14)
Adjusted efficiency ratio*	47.95	48.89	53.59	(2)	(11)
Cash return on average assets	1.76	1.80	1.81	(2)	(3)
Cash return on average shareholders' equity	23.05	23.60	26.40	(2)	(13)
Cash efficiency ratio	46.76	47.95	52.60	(2)	(11)
Asset Quality Ratios
Nonaccrual loans to total loans	0.82%	0.65%	0.56%	26	46
Nonaccrual loans and ORE to toal loans and ORE	0.83	0.65	0.58	28	43
Allowance for credit losses to total loans	2.01	2.01	2.04	0	(1)
Allowance for credit losses to non accrual loans	244.67	310.47	361.02	(21)	(32)
Net charge-offs to average loans—annualized	(0.81)	(0.38)	(0.45)	113	80

*
See Note 3 to Notes to Unaudited Consolidated Financial Statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below relating to "forward-looking" statements included in this report.

RESULTS OF OPERATIONS

Overview

        The Corporation recorded net income of $45.8 million for the second quarter of 2002, compared with reported net income of $36.3 million for the second quarter of 2001 and $44.2 million for the first quarter of 2002. Net income per diluted common share was $0.88, compared with $0.74 reported for the second quarter of 2001 and $0.87 for the first quarter of 2002. Results for 2002 include the operations of Civic BanCorp ("Civic") from February 28, 2002, the date that the acquisition was completed, and the new accounting standards for goodwill ("New GAAP").

        For the first half of 2002, City National Corporation achieved net income of $90.0 million, compared with reported net income of $69.9 million for the first half of 2001. For the first half of 2002, net income per diluted common share was $1.75, compared with $1.43 per share reported in the first half of 2001.

        The Company's second-quarter 2002 net income of $45.8 million was up 16 percent from $39.6 million a year earlier, this latter amount having been adjusted to exclude the amortization of goodwill from the prior reported period to reflect New GAAP. As a result, net income per diluted common share of $0.88 rose 10 percent from $0.80 in the second quarter a year ago on a comparable basis.

        Net income for the first half of 2002 of $90.0 million was up 18 percent from $76.4 million for the first half of 2001, the latter amount adjusted to reflect New GAAP. Accordingly, net income per diluted common share was $1.75, an increase of 12 percent from $1.56 in the first half of 2001 on a comparable basis.

        Cash net income, which in 2002 excludes only the amortization of core deposit intangibles, was $47.0 million, or $0.90 per diluted common share in the second quarter of 2002, compared with $40.3 million, or $0.82 per share, in the second quarter of 2001, and $45.1 million, or $0.89 per share in the first quarter of 2002. For the first half of 2002, cash net income was $92.1 million, or $1.79 per diluted common share, compared with $77.8 million, or $1.59 per share for the first half of 2001.

        The Company's return on average assets for the second quarter of 2002 was 1.68 percent, compared with, on an adjusted basis, 1.74 percent for the second quarter of 2001 and 1.73 percent for the first quarter of 2002. The return on average shareholders' equity was 17.53 percent, compared with, on an adjusted basis, 19.90 percent for the prior-year second quarter and 18.97 percent for the first quarter of 2002. For the first half of 2002, the return on average assets was 1.71 percent, and the return on average shareholders' equity was 18.21 percent compared with, on an adjusted basis, 1.71 percent and 19.71 percent for the first half of 2001. The adjustment makes the 2001 data comparable with New GAAP. The lower return on average shareholders' equity in the current period compared with a year ago is due primarily to a higher level of shareholders' equity from increased unrealized securities gains, retained net income, the shares issued for the Civic acquisition and from the exercise of stock options.

        On a cash basis (which in 2002 excludes only the after-tax impact of nonqualifying core deposit intangibles from average assets and average shareholders' equity), the return on average assets was 1.76 percent and the return on average shareholders' equity was 23.05 percent for the second quarter of 2002, compared with 1.81 percent and 26.40 percent, respectively, for the second quarter of 2001 and 1.80 percent and 23.60 percent, respectively, for the first quarter of 2002. For the first half of 2002, the return on average assets was 1.78 percent and the return on average shareholders' equity was 23.23 percent, compared with 1.78 percent and 26.19 percent for the first half of 2001.

        All guidance in this discussion is consistent with the Corporation's press release of July 16, 2002. Management continues to believe net income per diluted common share for 2002 will be approximately 8 percent to 11 percent higher than adjusted net income per diluted common share for 2001.

        As previously reported, the Company had an active recruitment program in process to select a new Chief Credit Officer. During the second quarter, it was announced that Christopher J. Warmuth had joined the Company as Executive Vice President and Chief Credit Officer. Mr. Warmuth joined the Company from United California Bank (UCB) where he was chief credit officer since 1998 after heading its special assets division for four years. During his 21 year banking career, Mr. Warmuth has held a variety of positions in risk management business and real estate lending, corporate banking and consumer credit.

Net Interest Income

        Fully taxable-equivalent net interest income for the second quarter of 2002 was $134.3 million, an increase of 24 percent over $108.4 million for the second quarter of 2001. Second-quarter net interest income was 7 percent higher than the $125.4 million recorded for the first quarter of 2002. Fully taxable-equivalent net interest income for the first half of 2002 was $259.7 million, an increase of 20 percent over $216.5 million for the first half of 2001. Interest income recovered on nonaccrual and charged-off loans included above was $0.6 million for the second quarter of 2002, compared with $0.6 million for the second quarter of 2001 and $0.4 million for the first quarter of 2002.

        The fully taxable-equivalent net interest margin for the second quarter of 2002 was 5.35 percent, compared with 5.23 percent for the second quarter of 2001 and 5.34 percent for the first quarter of 2002. The net interest margin for the first half of 2002 was 5.35 percent compared with 5.32 percent for the first half of 2001. The increases over the same periods last year are primarily due to this year's more stable interest rate environment. The Bank's prime rate was 4.75 percent as of June 30, 2002, compared with 6.75 percent a year earlier and 4.75 percent at March 31, 2002.

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

        As of June 30, 2002, the Company had $881.4 million of notional amount of interest rate swaps, of which $381.4 million were fair value hedges and $500.0 million were cash flow hedges. The mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $20.8 million. Net interest income was positively impacted in the second quarter and first half of 2002 by $3.7 million and $6.9 million, respectively, relating to interest rate swaps qualifying as fair value hedges.

        The mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $8.7 million, before taxes of $3.6 million. In addition, comprehensive income included $2.4 million, before taxes of $1.0 million relating to remaining balances of interest rate swaps terminated with positive benefit during prior periods. These amounts are being amortized into income over the designated hedged period. Amounts paid or received on the cash flow hedge interest rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $4.8 million and $9.5 million that were reclassified into net interest income during the three months and six months ended June 30, 2002, respectively.

Comprehensive income expected to be reclassified into net interest income within the next twelve months is $7.5 million.

        In total, the Company's "plain vanilla" interest rate swaps hedging loans, deposits and borrowings added $8.5 million to net interest income in the second quarter of 2002 compared with $3.1 million in the second quarter of 2001 and $7.9 million for the first quarter of 2002. For the first half of 2002, interest rate swaps added $16.4 million to net interest income, compared with $4.1 million for the first half of 2001.

        The following tables present the components of net interest income on a fully taxable-equivalent basis for the three and six months ended June 30, 2002 and 2001. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Net Interest Income Summary

	For the three months ended June 30, 2002			For the three months ended June 30, 2001
Dollars in thousands	Average Balance	Interest income/ expense(2)	Average interest rate	Average Balance	Interest income/ expense(2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,687,873	$55,856	6.07%	$3,082,786	$62,470	8.13%
Residential first mortgages	1,718,680	29,468	6.88	1,338,909	23,813	7.13
Real estate mortgages	1,791,314	32,651	7.31	1,594,040	33,694	8.48
Real estate construction	622,223	8,780	5.66	446,949	9,036	8.11
Installment	68,915	1,558	9.07	74,691	1,807	9.70

Total loans(1)	7,889,005	128,313	6.52	6,537,375	130,820	8.03
Securities available-for-sale	1,980,089	30,079	6.09	1,618,582	27,526	6.82
Federal funds sold and securities purchased under resale agreements	149,255	704	1.89	80,083	868	4.35
Trading account securities	49,653	184	1.49	72,204	628	3.49

Total interest-earning assets	10,068,002	159,280	6.35	8,308,244	159,842	7.72

Allowance for credit losses	(160,779)			(136,115)
Cash and due from banks	414,851			402,822
Other nonearning assets	612,191			557,073

Total assets	$10,934,265			$9,132,024

Liabilities and Shareholders' Equity
Interest-bearing deposits
Interest checking accounts	$627,118	405	0.26	$574,476	485	0.34
Money market accounts	2,388,757	8,512	1.43	1,510,340	12,643	3.36
Savings deposits	229,726	504	0.88	245,213	2,006	3.28
Time deposits—under $100,000	226,137	1,339	2.37	247,594	3,141	5.09
Time deposits—$100,000 and over	1,312,423	7,408	2.26	1,464,960	18,397	5.04

Total interest-bearing deposits	4,784,161	18,168	1.52	4,042,583	36,672	3.64
Federal funds purchased and securities sold under repurchase agreements	201,489	805	1.60	292,735	3,055	4.19
Other borrowings	1,021,421	5,964	2.34	965,523	11,714	4.87

Total interest-bearing liabilities	6,007,071	24,937	1.67	5,300,841	51,441	3.89

Noninterest-bearing deposits	3,767,069			2,932,483
Other liabilities	113,083			101,302
Shareholders' equity	1,047,042			797,398

Total liabilities and shareholders' equity	$10,934,265			$9,132,024

Net interest spread			4.68%			3.83%
Fully taxable-equivalent net interest income		$134,343			$108,401

Net interest margin			5.35%			5.23%

(1)
Includes average nonaccrual loans of $58,210 and $45,176 for 2002 and 2001, respectively.

(2)
Loan income includes loan fees of $5,574 and $5,688 for 2002 and 2001, respectively.

Net Interest Income Summary

	For the six months ended June 30, 2002			For the six months ended June 30, 2001
Dollars in thousands	Average Balance	Interest income/ expense(2)	Average interest rate	Average Balance	Interest income/ expense(2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,560,880	$108,865	6.17%	$3,124,734	$132,982	8.58%
Residential first mortgages	1,676,088	57,747	6.95	1,315,175	48,134	7.38
Real estate mortgages	1,754,779	63,548	7.30	1,557,778	66,693	8.63
Real estate construction	616,582	17,174	5.62	457,939	19,869	8.75
Installment	70,059	3,165	9.11	73,961	3,537	9.64

Total loans(1)	7,678,388	250,499	6.58	6,529,587	271,215	8.38
Securities available-for-sale	1,922,114	59,233	6.21	1,556,157	53,207	6.89
Federal funds sold and securities purchased under resale agreements	139,530	1,211	1.75	59,053	1,471	5.02
Trading account securities	55,319	392	1.43	68,125	1,365	4.04

Total interest-earning assets	9,795,351	311,335	6.41	8,212,922	327,258	8.04

Allowance for credit losses	(155,494)			(136,457)
Cash and due from banks	419,075			395,604
Other nonearning assets	581,894			554,669

Total assets	$10,640,826			$9,026,738

Liabilities and Shareholders' Equity
Interest-bearing deposits
Interest checking accounts	$596,087	758	0.26	$571,307	1,182	0.42
Money market accounts	2,261,972	16,259	1.45	1,406,865	23,928	3.43
Savings deposits	236,291	1,231	1.05	246,314	4,151	3.40
Time deposits—under $100,000	230,197	2,937	2.57	248,240	6,765	5.50
Time deposits—$100,000 and over	1,322,541	15,926	2.43	1,559,294	42,548	5.50

Total interest-bearing deposits	4,647,088	37,111	1.61	4,032,020	78,574	3.93
Federal funds purchased and securities sold under repurchase agreements	201,352	1,585	1.59	334,719	8,291	5.00
Other borrowings	1,088,880	12,904	2.39	903,276	23,851	5.32

Total interest-bearing liabilities	5,937,320	51,600	1.75	5,270,015	110,716	4.24

Noninterest-bearing deposits	3,596,974			2,849,366
Other liabilities	109,842			126,211
Shareholders' equity	996,690			781,146

Total liabilities and shareholders' equity	$10,640,826			$9,026,738

Net interest spread			4.66%			3.80%
Fully taxable-equivalent net interest income		$259,735			$216,542

Net interest margin			5.35%			5.32%

(1)
Includes average nonaccrual loans of $50,901 and $51,710 for 2002 and 2001, respectively.

(2)
Loan income includes loan fees of $11,891 and $11,250 for 2002 and 2001, respectively.

        Average loans for the second quarter of 2002 rose to $7.9 billion, an increase of 21 percent over the second quarter of 2001, reflecting the acquisition of Civic and continuing solid internally generated loan growth, albeit at a rate somewhat less than achieved in the first quarter of 2002. Compared with the prior-year quarter, commercial loans rose 20 percent to $3.7 billion from $3.1 billion. Residential first mortgage loans rose 28 percent to $1.7 billion from $1.3 billion. Real estate mortgage loans rose 12 percent to $1.8 billion from $1.6 billion and real estate construction loans rose 39 percent to $0.6 billion from $0.4 billion. Average loans increased 6 percent from the first quarter of 2002.

        Average loans for the first half of 2002 increased 18 percent to $7.7 billion from $6.5 billion for the same period last year. Commercial loans rose 14 percent to $3.6 billion from $3.1 billion. Residential first mortgage loans rose 27 percent to $1.7 billion from $1.3 billion. Real estate mortgage loans rose 13 percent to $1.8 billion from $1.6 billion and real estate construction loans rose 35 percent to $0.6 billion from $0.5 billion.

        Average securities increased $339.0 million, or 20 percent, to $2.0 billion for the second quarter of 2002 compared with the second quarter of 2001 and increased 5 percent from the first quarter of 2002. For the second half of 2002, average securities increased $353.2 million, or 22 percent to $2.0 billion from the first half of 2001.

        Average deposits during the second quarter of 2002 were $8.6 billion, an increase of 23 percent over the second quarter of 2001 and 8 percent over the first quarter of 2002. During the first half of 2002, average deposits increased 20 percent to $8.2 billion, compared with $6.9 billion for the first half of 2001.

        During the second quarter of 2002, average core deposits, which provide a stable source of low-cost funding, rose $1.7 billion to $7.2 billion, an increase of 31 percent over the $5.5 billion in the second quarter of 2001 and 10 percent higher than the $6.6 billion for the first quarter of 2002. Average core deposits represented 85 percent of the total average deposit base for the second quarter, up from 79 percent for the prior-year quarter and up from 83 percent for the first quarter of 2002. For the first half of 2002, average core deposits were $6.9 billion, up 30 percent from $5.3 billion for the first half of 2001. New clients, the acquisition of Civic, and a lower earnings credit on analyzed deposit accounts resulting from lower interest rates, contributed to the growth of deposits.

        Net interest income is impacted by the volume and rate of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between the second quarter and the first six months of 2002 and the second quarter and first six months of 2001, as well as between the second quarter and first six months of 2001 and the second quarter and first six months of 2000.

Changes In Net Interest Income

	For the three months ended June 30, 2002 vs 2001			For the three months ended June 30, 2001 vs 2000
	Increase (decrease) due to			Increase (decrease) due to
Dollars in thousands			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Loans	$24,465	$(26,972)	$(2,507)	$4,572	$(15,587)	$(11,015)
Securities available-for-sale	5,697	(3,114)	2,583	5,173	(1,323)	3,850
Trading account securities	(164)	(310)	(474)	134	(322)	(188)
Federal funds sold and securities pruchased under resale agreements	494	(658)	(164)	334	(358)	(24)

Total interest-earning assets	30,492	(31,054)	(562)	10,213	(17,590)	(7,377)

Interest paid on:
Interest checking deposits	42	(122)	(80)	35	(247)	(212)
Money market deposits	5,234	(9,365)	(4,131)	1,594	(1,033)	561
Savings deposits	(120)	(1,382)	(1,502)	124	(464)	(340)
Other time deposits	(2,002)	(10,789)	(12,791)	3,259	(2,467)	792
Other borrowings	(404)	(7,596)	(8,000)	(3,266)	(5,526)	(8,792)

Total interest-bearing liabilities	2,750	(29,254)	(26,504)	1,746	(9,737)	(7,991)

	$27,742	$(1,800)	$25,942	$8,467	$(7,853)	$614

	For the six months ended June 30, 2002 vs 2001			For the six months ended June 30, 2001 vs 2000
	Increase (decrease) due to			Increase (decrease) due to
Dollars in thousands			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Loans	$43,159	$(63,875)	$(20,716)	$20,485	$(14,542)	$5,943
Securities	11,637	(5,611)	6,026	11,251	(1,644)	9,607
Trading account securities	(220)	(753)	(973)	(12)	(438)	(450)
Federal funds sold and securities purchased under resale agreements	1,120	(1,380)	(260)	89	(298)	(209)

Total interest-earning assets	55,696	(71,619)	(15,923)	31,813	(16,922)	14,891

Interest paid on:
Interest checking deposits	50	(474)	(424)	139	(200)	(61)
Money market deposits	10,236	(17,905)	(7,669)	2,525	60	2,585
Savings deposits	(162)	(2,758)	(2,920)	328	(761)	(433)
Other time deposits	(6,171)	(24,279)	(30,450)	9,791	72	9,863
Other borrowings	1,308	(18,961)	(17,653)	(4,457)	(6,033)	(10,490)

Total interest-bearing liabilities	5,261	(64,377)	(59,116)	8,326	(6,862)	1,464

	$50,435	$(7,242)	$43,193	$23,487	$(10,060)	$13,427

        The impact of interest rate swaps which increases loan interest income and reduces deposit and borrowing interest expense is included in rate changes.

        Management currently expects the net interest margin for 2002 will be slightly higher than the net interest margin of 5.26 percent reported for 2001.

Provision for Credit Losses

        The Company recorded a provision for credit losses of $18.0 million and $29.0 million for the second quarter and first half of 2002, respectively, compared with $6.5 million and $14.0 million for the same periods in 2001. The provision for credit losses in the first quarter of 2002 was $11.0 million. The provision for credit losses this quarter primarily reflects the levels of net loan charge-offs and nonaccrual loans. Additional factors affecting the provision include management's ongoing assessment of the credit quality of the portfolio as well as its growth and the economic environment during this period.

        The provision for credit losses to be taken in 2002 will reflect management's assessment of the above factors, as well as changes in the economic environment during this period. Based on its current assessment, management anticipates that a provision for credit losses for all of 2002, including the amount required by its decision to reduce its media and telecommunication exposure during the second quarter of 2002, could fall within the $40.0 million to $55.0 million range. See "—Allowance for Credit Losses."

Noninterest Income

        Noninterest income increased 18 percent to $38.7 million for the second quarter of 2002, compared with $32.9 million for the second quarter of 2001, and 8 percent over the $35.9 million for the first quarter of 2002. For the first half of 2002, noninterest income increased 16 percent to $74.7 million compared with $64.2 million for the first half of 2001.

        Assets under administration at June 30, 2002 totaled $18.3 billion, including $6.9 billion under management, down slightly compared with $18.5 billion and $7.2 billion, respectively, at June 30, 2001, and $18.8 billion and $7.3 billion, respectively, at March 31, 2002. The quarter-over-quarter decrease in assets under management was attributable largely to a decline in money-market fund balances as some clients rebalanced asset allocations of portfolios, extended maturities from money-market accounts to achieve higher yields, or maintained funds as bank deposits to pay for services. Trust and investment fee revenues for the second quarter and first half of 2002 were higher compared with the prior-year periods, primarily due to transaction volume.

        Cash management and deposit transaction fees for the second quarter and first half of 2002 increased over the same periods last year as the result of strong growth in deposits, including those added by the Civic acquisition, higher sales of online cash management products, and reductions in the earnings credit on analyzed deposit accounts resulting from lower interest rates. Cash management and deposit transaction fees for the second quarter of 2002 were slightly lower than the first quarter due to the absence of prior-year annual fees recognized in the first quarter.

        Increases in international services and other income were partially attributable to additional entertainment and middle-market commercial international business and higher participating mortgage loan income.

        Gains on the sale of assets and the repurchase for debt and gains on the sale of securities for the second quarter of 2002 were $1.5 million. The total for the same period last year was $1.4 million, which included a $0.9 million gain on repurchase of subordinated debt. The first quarter of 2002 included $2.4 million in gains. During the second quarter of 2002, a $1.2 million gain was realized from the sale of a bank property. For the first half of 2002, $3.9 million in gains, including a $2.0 million gain on the sale of ORE during the first quarter, were realized compared with $3.2 million in gains for the first half of 2001.

        Noninterest income for both the second quarter and first half of 2002 was 23 percent of total revenues, compared with 24 percent and 23 percent, respectively, for the second quarter and first half of 2001.

        Management continues to expect growth in noninterest income to range from 7 percent to 10 percent for 2002. Last year, the acquisition of Reed, Conner & Birdwell accounted for approximately one-quarter of the 21 percent increase in noninterest income reported for the year. In addition, management expects that a more stable interest rate environment will contribute to a reduction in the growth rate of cash management and deposit transaction fees for the remainder of 2002.

Noninterest Expense

        After excluding amortization of goodwill from prior year reported periods, noninterest expense of $83.0 million for the second quarter of 2002 was up 9 percent from $75.8 million for the second quarter of 2001 and 5 percent from $78.8 million for the first quarter of 2002. The increases were primarily the result of the Company's growth, including the acquisition of Civic, and costs associated with additional colleagues. Noninterest expense for the first half of 2002 increased 8 percent to $161.7 million compared with $149.2 million for the first half of 2001 on a comparable basis.

        The Company's cash efficiency ratio for the second quarter of 2002 improved to 46.76 percent from 52.60 percent for the second quarter of 2001 and 47.95 percent for the first quarter of 2002. The improvement over the prior year was driven by both increased revenues and the Company's ongoing efforts to improve efficiency and productivity. For the first half of 2002, the cash efficiency ratio was 47.34 percent compared with 52.31 percent for the first half of 2001.

        Excluding the amortization of goodwill in 2001, management continues to anticipate that 2002 noninterest expense will increase 7 percent to 10 percent over the prior year, with the acquisition of Civic accounting for a significant amount of the increase.

Income Taxes

        The effective tax rate for the second quarter was 33.1 percent and 33.9 percent for the first half of 2002, compared with, as reported, 30.7 percent for the second quarter and 33.1 percent for the first half of 2001. The effective tax rate for the first quarter of 2002 was 34.8 percent. The higher effective tax rates in 2002 are partially due to the elimination of the tax benefit resulting from the de-registration of the Company's registered investment company, offset by the realization of a capital loss resulting from the issuance and subsequent sale of an additional series of preferred stock by the Company's real estate investment trust subsidiary. See "—Capital Adequacy Requirement."

        The effective tax rates differ from the applicable statutory federal tax rate due to various factors including state taxes and the impact of the Company's real estate investment trust subsidiary on state taxes, tax exempt income including interest on bank owned life insurance, affordable housing investments and the capital loss described above.

        The Company's tax returns are open for audits by the Internal Revenue Service back to 1998 and by the Franchise Tax Board of the State of California back to 1996. From time-to-time, there may be differences in opinions with the respect to tax treatment accorded transactions. When, and if, such differences occur and become probable and estimable, a liability will be recognized.

        Management continues to anticipate the Company's effective tax rate for 2002 will fall within a range of 32 percent to 34 percent.

Balance Sheet Analysis

        Total average assets reached $10.9 billion for the second quarter of 2002, an increase of 20 percent over $9.1 billion for the second quarter of 2001 and 6 percent over the $10.3 billion in average assets for the first quarter of 2002. Total assets at June 30, 2002 were $11.0 billion, compared with $9.1 billion at June 30, 2001 and $10.2 billion at December 31, 2001.

        Total average interest-earning assets were $10.1 billion for the second quarter of 2002, an increase of 21 percent over the $8.3 billion in average interest-earning assets for the second quarter of 2001 and 6 percent over the $9.5 billion in average interest-earning assets for the first quarter of 2002.

Securities

        Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

	June 30, 2002		December 31, 2001		June 30, 2001
Dollars in thousands
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$320,348	$326,968	$300,653	$306,206	$357,155	$360,190
Mortgage-backed	1,121,904	1,146,818	1,070,670	1,075,533	795,577	796,184
State and Municipal	218,921	227,204	187,519	190,201	177,704	180,757
Other	31,899	31,872	31,924	30,266	167,537	163,175

Total debt securities	1,693,072	1,732,862	1,590,766	1,602,206	1,497,973	1,500,306
Marketable equities	193,745	187,123	220,124	212,633	174,450	166,731

Total securities	$1,886,817	$1,919,985	$1,810,890	$1,814,839	$1,672,423	$1,667,037

        At June 30 2002, securities available-for-sale totaled $1.9 billion, an increase of $252.9 million compared with holdings at June 30, 2001 and an increase of $105.1 million from December 31, 2001. At June 30, 2002 the portfolio had an unrealized net gain of $33.2 million compared with a net loss of $5.4 million and a net gain of $4.0 million at June 30, 2001 and December 31, 2001, respectively.

        The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of June 30, 2002. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agency	$23,271	4.16	$203,478	4.71	$100,219	6.22	$—	—	$326,968	5.14
Mortgage-backed	—	—	911	5.80	7,785	6.94	1,138,122	6.20	1,146,818	6.20
State and Municipal	14,939	6.93	75,958	6.66	111,797	6.78	24,510	6.94	227,204	6.77
Other	—	—	4,958	7.22	12,107	7.78	14,807	8.04	31,872	7.81

Total debt securities	$38,210	5.24	$285,305	5.28	$231,908	6.60	$1,177,439	6.24	$1,732,862	6.11

Amortized cost	$37,757		$279,078		$223,768		$1,152,469		$1,693,072

        Dividend income included in interest income on securities in the Unaudited Consolidated Statement of Income and Comprehensive Income for both second quarters of 2002 and 2001 was $2.4 million and $5.1 million and $4.6 million for the first half of 2002 and 2001, respectively.

Loan Portfolio

        A comparative period-end loan table is presented below:

Loans

Dollars in thousands	June 30, 2002	December 31, 2001	June 30, 2001
Commercial	$3,552,800	$3,247,320	$3,013,343
Residential first mortgages	1,730,589	1,587,303	1,407,621
Real estate mortgages	1,866,086	1,668,114	1,582,691
Real estate construction	635,218	586,066	490,146
Installment	69,837	70,403	73,569

Total loans, gross	7,854,530	7,159,206	6,567,370
Less: allowance for credit losses	157,647	142,862	133,883

Total loans, net	$7,696,883	$7,016,344	$6,433,487

        Total loans at June 30, 2002 reached $7.9 billion, compared with $6.6 billion at June 30, 2001, and $7.2 billion at December 31, 2001, increases of 20 percent and 10 percent, respectively. During the quarter, the Company decided to reduce its media and telecommunication exposure and identified for sale seven syndicated loans with individual commitment levels above $7.5 million. These loans totaled approximately $60.0 million in outstanding balances and were transferred to assets available-for-sale. As of June 30, 2002, following the transfer of these loans to available-for-sale, the Company's media and telecommunication portfolio contains 23 loans with commitment and outstanding balances of $138.3 million and $94.8 million, respectively, or just slightly more than 1 percent of the loan portfolio. All but one of these loans are syndicated.

        Syndicated non-relationship loans were $47.5 million, less than 1 percent of the loan portfolio, at June 30, 2002, compared with $110.5 million at June 30, 2001 and $86.9 million at December 31, 2001. Five media and telecommunication loans with commitment and outstanding balances of $22.3 million and $12.9 million, respectively, as of June 30, 2002 are included among these syndicated non-relationship loans and in the total media and telecommunication loan portfolio discussed above.

        The Company had outstanding loan commitments aggregating $2,967.8 million at June 30, 2002. In addition, the Company had $339.6 million outstanding in bankers' acceptances and letters of credit of which $291.1 million relate to standby letters of credit at June 30, 2002. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments. All are appropriately considered in determining the adequacy of the allowance for credit losses.

        Management continues to expect that average loan growth for 2002 will be in the range of 11 percent to 15 percent.

        The following table presents information concerning nonaccrual loans, ORE, and restructured loans. Bank policy requires that a loan be placed on nonaccrual status if either principal or interest payments are ninety days past due, unless the loan is both well secured and in process of collection; if full collection of interest or principal becomes uncertain, regardless of the time period involved; or regulators' ratings of credits suggest that the loan be placed on nonaccrual.

Nonaccrual Loans, ORE and Restructured Loans

Dollars in thousands	June 30, 2002	December 31, 2001	June 30, 2001
Nonaccrual loans:
Commercial	$49,249	$32,615	$27,918
Real estate	12,703	5,393	7,362
Installment	2,480	555	1,805

Total	64,432	38,563	37,085
ORE	460	10	1,212

Total nonaccrual loans and ORE	$64,892	$38,573	$38,297

Total non accrual loans as a percentage of total loans	0.82%	0.54%	0.56%
Total non accrual loans and ORE as a percentage of total loans and ORE	0.83	0.54	0.58
Allowance for credit losses to total loans	2.01	2.00	2.04
Allowance for credit losses to nonaccrual loans	244.67	370.46	361.02
Loans past due 90 days or more on accrual status:
Commercial	$1,517	$1,764	$12,120
Real estate	589	878	800
Installment	1,151	973	187

Total	$3,257	$3,615	$13,107

Restructured loans:
On accrual status	$—	$—	$659
On nonaccrual status	—	—	804

	$—	$—	$1,463

        Total nonperforming assets (nonaccrual loans and ORE) were $64.9 million, or 0.83 percent of total loans and ORE, at June 30, 2002, compared with $38.3 million, or 0.58 percent, at June 30, 2001 and $38.6 million, or 0.54 percent, at December 31, 2001 and do not contain any concentration of credits within a specific industry sector. Nonperforming assets increased $14.3 million from March 31, 2002, of which $12.7 million is related to 5 loans that are either fully collateralized or have been written down to their current estimated recoverable values. Three syndicated non-relationship loans on nonaccrual status totaled $6.4 million at June 30, 2002 and $6.5 million at March 31, 2002. See "—Allowance for Credit Losses."

        At June 30, 2002, there was $58.2 million of impaired loans included in nonaccrual loans, $42.2 million of which had an allowance of $9.1 million allocated to them. At December 31, 2001, there was $29.2 million of impaired loans included in nonaccrual loans, $10.2 million of which had an allowance of $2.6 million allocated to them. The allowance represents the difference between the value of the collateral supporting those loans and the outstanding balances of those loans and is included in the allowance for credit losses. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, SFAS No. 114 requires that the impairment be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the impairment may be measured by using the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company's policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

        The following table summarizes the changes in nonaccrual loans for the three and six months ended June 30, 2002 and 2001.

Changes in Nonaccrual Loans

	For the three months ended June 30,		For the six months ended June 30,
Dollars in thousands
	2002	2001	2002	2001
Balance, beginning of period	$50,136	$52,729	$38,563	$61,986
Additions from acquisitions	—	—	3,510	—
Loans placed on nonaccrual	31,262	10,269	52,927	21,871
Charge offs	(11,444)	(7,578)	(19,646)	(16,529)
Loans returned to accrual status	(60)	—	(1,219)	(956)
Repayments (including interest applied to principal)	(5,462)	(18,173)	(9,172)	(29,125)
Transferred to ORE	—	(162)	(531)	(162)

Balance, end of period	$64,432	$37,085	$64,432	$37,085

        In addition to loans disclosed above as nonaccrual or restructured, management has also identified $4.1 million of potential problem loans to 14 borrowers about which the ability of the borrowers to comply with the present loan repayment terms in the future is questionable. Potential problem loans were $14.6 million at June 30, 2001 and $12.8 million at December 31, 2001. Management has also identified an $8.5 million commitment as a potential problem. Estimated potential losses from these potential problem loans have been provided for in determining the adequacy of the allowance for credit losses.

        Management's classification of credits as a nonaccrual, restructured or problems does not necessarily indicate that the principal of the credit is uncollectable in whole or in part.

Allowance for Credit Losses

        The allowance for credit losses at June 30, 2002 totaled $157.6 million, or 2.01 percent of outstanding loans. This compares with an allowance of $133.9 million, or 2.04 percent at June 30, 2001 and an allowance of $142.9 million, or 2.00 percent at December 31, 2001. The allowance for credit losses as a percentage of nonaccrual loans was 245 percent at June 30, 2002, compared with 361 percent at June 30, 2001 and 370 percent at December 31, 2001.

        Net loan charge-offs were $16.0 million and $7.3 million for the second quarters of 2002 and 2001, respectively, and $7.0 million for the first quarter of 2002. For the first six months of 2002 and 2001, net loan charge-offs were $23.0 million and $15.6 million, respectively. As an annualized percentage of average loans, net charge-offs were 0.81 percent, 0.45 percent and 0.38 percent for the second quarters of 2002 and 2001 and the first quarter of 2002, respectively. Second-quarter loan charge-offs reflected $9.7 million for nine media and telecommunication syndicated loans, including the impact of the loans transferred to available-for-sale.

        The allowance for credit losses is maintained at a level which management deems appropriate based on a thorough analysis of numerous factors, including levels of net charge-offs and nonaccrual loans and continuing growth in the loan portfolio. Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which may be beyond management's control. No assurances can be given that the Company will not sustain credit losses, in any particular period, that are sizable in relation to the allowance for credit losses. Based on known information available to it at the date of this report, management believes the allowance for credit losses is adequate to cover risks inherent in the portfolio at June 30, 2002. Subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators will dictate the level of provisions required to maintain the adequacy of the allowance for credit losses.

        The table below summarizes the changes in the allowance for credit losses for the three months and six months ended June 30, 2002 and 2001.

Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
Dollars in thousands
	2002	2001	2002	2001
Average amount of loans outstanding	$7,889,005	$6,537,375	$7,678,388	$6,529,587

Balance of allowance for credit losses, beginning of period	$155,657	$134,727	$142,862	$135,435
Loans charged off:
Commercial	15,999	10,348	24,383	21,544
Real estate and other	1,862	490	2,774	1,378

Total loans charged off	17,861	10,838	27,157	22,922

Less recoveries of loans previously charged off:
Commercial	1,009	3,349	2,036	3,373
Real estate and other	842	145	2,119	3,997

Total recoveries	1,851	3,494	4,155	7,370

Net loans charged off	(16,010)	(7,344)	(23,002)	(15,552)
Additions to allowance charged to operating expense	18,000	6,500	29,000	14,000
Additions to allowance from acquisition	—	—	8,787	—

Balance, end of period	$157,647	$133,883	$157,647	$133,883

Total net charge-offs to average loans (annualized)	(0.81)%	(0.45)%	(0.60)%	(0.48)%

Ratio of allowance for credit losses to total period end loans			2.01%	2.04%

Other Assets

        Other assets included the following:

Other Assets

Dollars in thousands	June 30, 2002	December 31, 2001	June 30, 2001
Accrued interest receivable	$49,386	$44,432	$53,633
Claim in receivership and other assets	22,987	22,242	21,771
Interest rate swap mark-to-market	29,472	21,254	16,150
Loans available-for-sale	54,516	23,558	11,910
Other	45,032	28,577	32,855

Total other assets	$201,393	$140,063	$136,319

        The claim in receivership and other assets was acquired in the acquisition of Pacific Bank. The claim in receivership, which is approximately half of the balance, is expected to be realized by the end of 2002.

        See —"Net Interest Income" for a discussion of interest rate swaps which result in the swap mark-to-market asset of $29.5 million.

Deposits

        Deposits totaled $8.8 billion at June 30, 2002, compared with $7.1 billion at June 30, 2001 and $8.1 billion at December 31, 2001, increases of 24 percent and 8 percent, respectively. New clients, the acquisition of Civic, and a lower earnings credit on analyzed deposit accounts resulting from lower interest rates, contributed to the growth of deposits.

        Demand deposits accounted for 45 percent of total deposits at June 30, 2002. Core deposits which continued to provide substantial benefits to the Bank's cost of funds were 85 percent of total deposits at June 30, 2002. See "—Net Interest Income."

        Management currently expects average year-over-year deposit growth to be in the range of 14 percent to 16 percent for 2002.

CAPITAL ADEQUACY REQUIREMENT

        The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at June 30, 2002, December 31, 2001 and June 30, 2001.

	Regulatory Well Capitalized Standards	June 30, 2002	December 31, 2001	June 30, 2001
City National Corporation
Tier 1 leverage	4.00%	7.44%	7.26%	6.97%
Tier 1 risk-based capital	6.00	9.74	9.32	8.76
Total risk-based capital	10.00	14.24	14.08	11.64
City National Bank
Tier 1 leverage	4.00	6.98	6.59	6.51
Tier 1 risk-based capital	6.00	9.14	8.48	8.19
Total risk-based capital	10.00	13.65	13.28	11.08

        The capital ratios benefited from the issuance of $2.8 million of Series B preferred stock in the second quarter by an indirect fully consolidated subsidiary of the Bank. Subsequent to the close of the second quarter, the subsidiary has issued an additional $1.8 million of Series B preferred stock through August 9, 2002. In addition, during the second half of 2002, the Company's former registered investment company expects to issue preferred stock in order to qualify as a real estate investment company. Both preferred stock issues are expected to qualify as Tier I capital.

        On July 24, 2002, the Corporation declared a regular quarterly cash dividend on common stock at a rate of $0.195 per share to shareholders of record on August 7, 2002, payable on August 19, 2002.

        From July 1, 2002 to August 9, 2002, 145,300 shares of the Corporation's common stock were repurchased at an average price of $45.62 per share.

LIQUIDITY MANAGEMENT

        The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale. Liquidity is also provided by maturing securities and loans.

        Average core deposits and shareholders' equity comprised 76 percent of total funding in the second quarter of 2002, compared with 69 percent in the second quarter of 2001. This increase allowed the Company to decrease its use of more costly alternative funding sources. See "—Net Interest Income."

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

        The Company believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of its consolidated financial statements:

  •
  Accounting for the allowance for credit losses. See —Balance Sheet Analysis—Allowance for Credit Losses.

  •
  Accounting for derivatives and hedging activities. See —Results of Operations—Net Interest Income and Quantitative and Qualitative Disclosures About Market Risk—Asset/Liability Management.

        As described in its Form 10-K for the year ended December 31, 2001, the Company applies APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for its stock options in determination of net income. Diluted net income per share does take into consideration the estimated impact of the future exercise of stock options. In addition, in Note 8 on page A-54 of Form 10-K for the year ended December 31, 2001, the Company has disclosed on a pro-forma basis what its annual results would be had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123. Management is currently studying and monitoring the issue of accounting for stock options which is currently under consideration by the Financial Accounting Standards Board.

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

        A quantitative and qualitative discussion about market risk is included on pages A-14 to A-18 of the Corporation's Form 10-K for the year ended December 31, 2001. During the second quarter of

2002, the Company maintained a slight asset sensitive interest rate position. The Company's simulation model indicates that at June 30, 2002, a 25 basis point increase in interest rates each quarter for a cumulative increase of 100 basis points over the twelve month horizon would increase projected net interest income by 1.3 percent. A 25 basis point decrease in interest rates each quarter over the twelve month horizon would decrease projected net interest income by 2.1 percent. At December 31, 2001, using the same assumption, the model indicated an increase in net interest income of 0.7 percent and a decrease in net interest income of 1.4 percent over the twelve month horizon. The increase in the impact is primarily attributable to the increase in core deposits during the first six months of 2002.

        As of June 30, 2002, the Company had $881.4 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $601.4 million have maturities greater than one year. The Company's interest-rate risk-management instruments had a fair value and credit exposure risk of $29.5 million and $9.5 million at June 30, 2002 and March 31, 2002, respectively taking into consideration legal right of offset. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Company's swap agreements require collateral to mitigate the amount of credit risk if certain market value exposure thresholds are exceeded. As of June 30, 2002, collateral securing swap agreements consisted of securities with a total market value of $13.1 million to reduce counterparty exposure.

        At June 30, 2002, the Company's outstanding foreign exchange contracts for both those purchased as well as sold totaled $137.9 million. The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging for clients' transaction and economic exposures arising out of commercial transactions. The Company's policies also permit limited proprietary currency positioning. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at June 30, 2002 have remaining maturities of 12 months or less.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business and earnings outlook and statements preceded by, followed by, or that include the words "will," believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions.

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

A number of factors, some of which are beyond the Corporation's ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) economic uncertainty created by unrest in other parts of the world, (2) economic uncertainty created by the military, diplomatic and humanitarian actions of the United States and allied nations in Afghanistan in response to the terrorists acts on the United States, (3) the prospect of additional terrorist acts within the United States and the uncertain effect of these events on our national and regional economies could have the following consequences, any of which could hurt our business.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  On April 24, 2002, the Registrant held its annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected. The following table sets forth the number of votes cast for, or withheld with respect to, each director nominated for election.

Directors	For	Withheld
Richard L. Bloch	43,219,208	1,031,386
Bram Goldsmith	43,049,942	1,200,652
Bob Tuttle	43,661,202	589,392
Kenneth Ziffren	43,074,068	1,176,526

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits
No.
10.22.21	Employment agreement by and between Russell Goldsmith and the Registrant and City National Bank
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

    On April 17, 2002, the Corporation filed a report on Form 8-K under item 5 regarding the financial results for the quarter ended March 31, 2002. Included in the report was a press releases dated April 16, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
DATE: August 14, 2002	/s/ FRANK P. PEKNY FRANK P. PEKNY Executive Vice President and Chief Financial Officer/Treasurer (Authorized Officer and Principal Financial Officer)

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
  SIGNATURES