Form 10-Q
period 2002-09-30
CITY NATIONAL CORP
filed 2002-11-14
CIK 201461

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

YES ☒            NO ☐

Number of shares of common stock outstanding at October 31, 2002: 49,907,451

PART 1—FINANCIAL INFORMATON

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

Dollars in thousands, except per share amounts	September 30, 2002	December 31, 2001	September 30, 2001
Assets
Cash and due from banks	$480,884	$328,018	$418,830
Federal funds sold	268,000	395,000	311,500
Securities available-for-sale—cost $1,925,814; $1,810,890 and $1,721,902 at September 30, 2002, December 31, 2001 and September 30, 2001, respectively	1,979,439	1,814,839	1,752,985
Trading account securities	66,581	78,266	44,913
Loans	7,966,801	7,159,206	6,850,982
Less allowance for credit losses	159,173	142,862	137,239

Net loans	7,807,628	7,016,344	6,713,743
Premises and equipment, net	59,990	66,414	66,890
Deferred tax asset	25,177	36,230	36,511
Goodwill	229,658	158,769	161,987
Core deposit intangibles	28,983	18,530	19,935
Bank owned life insurance	59,583	55,734	55,009
Affordable housing investments	53,688	60,185	58,566
Other assets	204,896	140,063	138,376
Customers' acceptance liability	9,260	7,924	6,829

Total assets	$11,273,767	$10,176,316	$9,786,074

Liabilities
Demand deposits	$4,200,997	$3,846,789	$3,275,183
Interest checking deposits	627,765	576,651	514,998
Money market deposits	2,757,585	1,893,383	1,672,733
Savings deposits	219,968	240,376	246,002
Time deposits—under $100,000	221,601	229,643	246,047
Time deposits—$100,000 and over	1,098,806	1,344,360	1,445,389

Total deposits	9,126,722	8,131,202	7,400,352
Federal funds purchased and securities sold under repurchase agreements	231,389	171,531	149,701
Other short-term borrowings	294,125	415,858	785,125
Subordinated debt	301,917	272,236	274,493
Long-term debt	68,897	193,938	194,995
Other liabilities	115,602	93,050	99,174
Acceptances outstanding	9,260	7,924	6,829

Total liabilities	10,147,912	9,285,739	8,910,669

Commitments and contingencies
Shareholders' Equity
Preferred Stock authorized—5,000,000: none outstanding	—	—	—
Common Stock—par value—$1.00; authorized—75,000,000; Issued—50,275,643; 48,149,998; and 48,118,566 shares at September 30, 2002, December 31, 2001 and September 30, 2001, respectively	50,276	48,150	48,119
Additional paid-in capital	400,994	301,022	300,434
Accumulated other comprehensive income	39,122	10,674	27,948
Retained earnings	640,563	530,731	500,886
Treasury shares, at cost—112,338; 0 and 50,000 shares at Septmber 30, 2002, December 31, 2001 and September 30, 2001, respectively	(5,100)	—	(1,982)

Total shareholders' equity	1,125,855	890,577	875,405

Total liabilities and shareholders' equity	$11,273,767	$10,176,316	$9,786,074

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
In thousands, except per share amounts
	2002	2001	2002	2001
Interest Income
Loans	$127,682	$128,744	$375,004	$396,854
Securities available-for-sale	26,235	26,849	81,186	76,577
Federal funds sold and securities purchased under resale agreements	540	554	1,751	2,025
Trading account	159	369	544	1,742

Total interest income	154,616	156,516	458,485	477,198

Interest Expense
Deposits	17,766	30,325	54,877	108,899
Other short-term borrowings	1,963	7,346	8,719	23,386
Subordinated debt	1,711	2,074	5,629	5,466
Federal funds purchased and securities sold under repurchase agreements	845	4,005	2,430	12,296
Other long-term debt	807	1,637	3,037	6,056

Total interest expense	23,092	45,387	74,692	156,103

Net interest income	131,524	111,129	383,793	321,095
Provision for credit losses	20,500	10,000	49,500	24,000

Net interest income after provision for credit losses	111,024	101,129	334,293	297,095

Noninterest Income
Trust fees and investment fee revenue	15,287	14,896	45,297	43,348
Cash management and deposit transaction charges	9,929	8,068	30,323	22,199
International services	4,747	3,756	13,257	11,155
Bank owned life insurance	737	714	2,129	2,135
Gain (loss) on sale or writedowns of loans and assets/debt repurchase	(3,756)	(355)	(757)	1,293
Gain on sale of securities	1,206	916	2,078	2,432
Other	6,028	4,287	16,532	13,875

Total noninterest income	34,178	32,282	108,859	96,437

Noninterest Expense
Salaries and employee benefits	49,109	42,476	146,221	127,961
Net occupancy of premises	6,837	6,434	19,512	19,406
Professional	5,418	6,203	15,829	18,325
Information services	4,200	4,111	13,221	12,028
Depreciation	3,268	3,510	9,996	10,260
Amortization of goodwill	—	3,220	—	9,647
Marketing and advertising	3,259	2,375	9,358	8,272
Office services	2,231	2,159	7,060	6,793
Amortization of core deposit intangibles	1,976	1,405	5,547	4,214
Acquistion integration	—	—	1,300	—
Equipment	599	497	1,870	1,596
Other operating	5,475	4,939	14,190	14,443

Total noninterest expense	82,372	77,329	244,104	232,945

Income before income taxes	62,830	56,082	199,048	160,587
Income taxes	14,145	18,598	60,367	53,168

Net income	48,685	37,484	138,681	107,419
Other comprehensive income
Unrealized gain on securities available-for-sale	22,600	31,341	50,843	45,837
Initial gain on cash flow hedges from implementation of FAS 133	—	—	—	2,404
Additional unrealized gain (loss) on cash flow hedges	1,593	10,733	(342)	19,058
Less reclassification adjustment for gain (loss) included in net income	988	(2,256)	1,413	(748)
Income taxes	9,756	18,638	20,640	28,606

Other comprehensive income	13,449	25,692	28,448	39,441

Comprehensive income	$62,134	$63,176	$167,129	$146,860

Net income per share, basic	$0.97	$0.78	$2.80	$2.25

Net income per share, diluted	$0.94	$0.75	$2.69	$2.18

Shares used to compute income per share, basic	50,107	48,016	49,587	47,822

Shares used to compute income per share, diluted	51,899	49,804	51,595	49,286

Dividends per share	$0.195	$0.185	$0.585	$0.555

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
Dollars in thousands
	2002	2001
Cash Flows From Operating Activities
Net income	$138,681	$107,419
Adjustments to net income:
Provision for credit losses	49,500	24,000
Amortization of core deposit intangibles	5,547	4,214
Amortization of goodwill	—	9,647
Depreciation	9,996	10,260
Deferred income tax	31,693	869
(Gain) loss on sales of loans and assets/debt repurchase	757	(1,293)
Gain on sale of securities	(2,078)	(2,432)
Net increase in other assets	(46,128)	(49,880)
Net decrease in trading securities	11,685	1,165
Other, net	(5,419)	20,876

Net cash provided by operating activities	194,234	124,845

Cash Flows From Investing Activities
Purchase of securities	(688,468)	(989,880)
Sales of securities available-for-sale	164,205	311,948
Maturities of securities	440,974	526,299
Purchase of residential mortgage loans	—	(7,129)
Sales of loans	12,531	53,701
Loan originations net of principal collections	(486,057)	(401,678)
Purchase of premises and equipment	(6,715)	(17,078)
Net cash from acquisitions	35,633	—
Other, net	4	5

Net cash used by investing activities	(527,893)	(523,812)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	557,057	(8,318)
Proceeds from issuance of other long-term debt	—	100,000
Net increase in federal funds purchased and securities sold under repurchase agreements	59,858	9,860
Net (decrease) increase in short-term borrowings, net of transfers from long-term debt	(246,000)	355,000
Repurchase of subordinated debt	—	(8,467)
Net proceeds from issuance of subordinated debt	—	148,202
Proceeds from exercise of stock options	24,088	12,824
Stock repurchases	(6,629)	(5,061)
Cash dividends paid	(28,849)	(26,557)

Net cash provided by financing activities	359,525	577,483

Net increase in cash and cash equivalents	25,866	178,516
Cash and cash equivalents at beginning of year	723,018	551,814

Cash and cash equivalents at end of period	$748,884	$730,330

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$51,029	$170,670
Income taxes	43,500	68,700
Non-cash investing activities:
Transfer from loans to foreclosed assets	$1,664	$162
Transfer from long-term debt to short-term borrowings	125,000	115,000

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the nine months ended September 30,
Dollars in thousands
	2002	2001
Common Stock
Balance, beginning of period	$48,150	$47,785
Stock issued for acquisitions	1,208	—
Stock options exercised	918	334

Balance, end of period	50,276	48,119

Additional paid-in capital
Balance, beginning of period	301,022	292,358
Tax benefit from stock options	9,552	3,691
Stock options exercised	21,642	4,385
Excess of market value of shares issued for acquisitions over historical cost	68,778	—

Balance, end of period	400,994	300,434

Accumulated other comprehensive income (loss)
Balance, beginning of period	10,674	(11,493)
Other comprehensive income net of income taxes	28,448	39,441

Balance, end of period	39,122	27,948

Retained earnings
Balance, beginning of period	530,731	420,024
Net income	138,681	107,419
Dividends paid	(28,849)	(26,557)

Balance, end of period	640,563	500,886

Treasury shares
Balance, beginning of period	—	(5,026)
Purchase of shares	(6,629)	(5,061)
Issuance of shares for stock options	1,529	8,105

Balance, end of period	(5,100)	(1,982)

Total shareholders' equity	$1,125,855	$875,405

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

  The following table summarizes the Company's goodwill and other intangible assets as of January 1, 2002 and September 30, 2002.

Dollars in thousands	January 1, 2002	Additions	Reductions	September 30, 2002
Goodwill	$193,155	$71,055	$(166)	$264,044
Accumulated Amortization	(34,386)	—	—	(34,386)

Net	$158,769	$71,055	$(166)	$229,658

Core Deposit Intangibles	$39,326	$16,000	$—	$55,326
Accumulated Amortization	(20,796)	—	(5,547)	(26,343)

Net	$18,530	$16,000	$(5,547)	$28,983

  On February 28, 2002, the Corporation acquired Civic BanCorp ("Civic"). In that transaction, Civic merged into the Bank and the Corporation paid consideration equal to $123.5 million (including the consideration for stock options), 53.5 percent of which was paid in the Corporation's common stock and 46.5 percent of which was paid in cash. Civic had total assets, loans and deposits of $502.8 million, $368.4 million, and $438.5 million, respectively, at the date of acquisition. At May 31, 2002, the Bank sold two branches acquired from Civic at a premium which reduced goodwill for the Civic acquisition. The acquisition of Civic resulted in the recording of goodwill of $71.1 million and core deposit intangibles of $16.0 million. Included in goodwill as purchase price adjustments were $1.3 million of accrued severance, of which $0.3 million remains unpaid as of September 30, 2002, $0.8 million of paid transaction-related expenses and $1.4 million of exit costs of which $1.0 million relating to excess space reserves remains unpaid as of September 30, 2002. Results reflect the operations of Civic from February 28, 2002, the date that the acquisition was completed.

  At September 30, 2002, the estimated aggregate amortization of core deposit intangibles for the remainder of 2002 and annually through 2007 is $2.0, $7.9, $5.7, $4.3, $3.9, and $2.5 million, respectively.

  The reduction in goodwill is related to the sale of a small minority ownership position in one of the Corporation's non-bank subsidiaries.

  Following is a reconciliation of net income to adjusted net income to reflect all periods on a comparable basis for the impact of adopting Statement 142:

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands except for earnings per share amounts
	2002	2001	2002	2001
Net income	$48,685	$37,484	$138,681	$107,419
Add back: Goodwill amortization	—	3,220	—	9,647

Adjusted net income	$48,685	$40,704	$138,681	$117,066

Basic net income per share:
Net income	$0.97	$0.78	$2.80	$2.25
Goodwill amortization	—	0.07	—	0.20

Adjusted net income	$0.97	$0.85	$2.80	$2.45

Diluted net income per share:
Net income	$0.94	$0.75	$2.69	$2.18
Goodwill amortization	—	0.07	—	0.20

Adjusted net income	$0.94	$0.82	$2.69	$2.38

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

6.
Reserves established as a purchase price adjustment for the February 29, 2000 acquisition of The Pacific Bank N.A. of $1.2 million for exit costs relating to surplus space remain as of September 30, 2002.

7.
In the second quarter of 2002, the Company transferred seven syndicated media and telecommunication loans with individual commitment levels above $7.5 million to loans available-for-sale. At September 30, 2002, five loans with total commitments of $48.3 million and outstanding balances of $36.8 million remained as available-for-sale. From October 1, 2002 to November 13, 2002, two more of the original seven loans with commitment balances of $15.5 million and adjusted carrying values of $13.4 million were sold at book value.

8.
Under the October 26, 2000 stock buyback program of 1 million shares, 494,000 shares have been repurchased through September 30, 2002 at an average price of $37.49 per share, including 145,300 shares at an average price of $45.62 repurchased during the third quarter of 2002. The shares purchased under the buyback program may be reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. There were 112,338 treasury shares at September 30, 2002.

  From October 1, 2002 to November 6, 2002, 506,000 shares were repurchased at an average price of $45.22 per share completing the first phase of this program. On October 23, 2002, the board of directors of the Corporation increased the current buyback program by 1 million shares. Through November 13, 2002, an additional 546,500 shares have been repurchased under this phase of the program at an average price of $41.95 per share leaving 453,500 shares to be repurchased under this program. There were 1,146,142 treasury shares at November 13, 2002.

  Basic earnings per share is based on the weighted average shares of common stock. Diluted earnings per share gives effect to all dilutive potential common shares which consists only of stock options that were outstanding during the period. At September 30, 2002, 416,990 stock options were antidilutive.

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

  In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions," which requires most financial services companies to subject all their goodwill to annual impairment tests instead of amortizing some of it (the so-called Statement 72 goodwill). Statement 147 applies to all new and past financial-institution acquisitions, including "branch acquisitions" that qualify as acquisitions of a business, but excluding acquisitions between mutual institutions. All acquisitions within the scope of the new Statement will now be governed by the requirements in Statements 141 and 142. The adoption of Statement 147 did not have an effect on the Company's financial statements.

CITY NATIONAL CORPORATION
FINANCIAL HIGHLIGHTS
(Unaudited)

	At or for the three months ended			Percentage change September 30, 2002 from
Dollars in thousands, except per share amounts	September 30, 2002	June 30, 2002	September 30, 2001	June 30, 2002	September 30, 2001
For The Quarter
Net income	$48,685	$45,760	$37,484	6%	30%
Net income per common share, basic	0.97	0.92	0.78	5	24
Net income per common share, diluted	0.94	0.88	0.75	7	25
Dividends, per common share	0.195	0.195	0.185	0	5
Adjusted net income*	48,685	45,760	40,704	6	20
Adjusted net income per share, basic*	0.97	0.92	0.85	5	14
Adjusted net income per share, diluted*	0.94	0.88	0.82	7	15
Cash net income**	49,831	46,952	41,439	6	20
Cash net income per common share, basic**	0.99	0.94	0.86	5	15
Cash net income per common share, diluted**	0.96	0.90	0.83	7	16
At Quarter End
Assets	$11,273,767	$10,982,420	$9,786,074	3	15
Deposits	9,126,722	8,797,167	7,400,352	4	23
Loans	7,966,801	7,854,530	6,850,982	1	16
Securities	2,046,020	1,988,817	1,797,898	3	14
Shareholders' equity	1,125,855	1,073,338	875,405	5	29
Book value per share	22.44	21.41	18.21	5	23
Average Balances
Assets	$10,964,142	$10,934,265	$9,419,018	0	16
Deposits	8,772,826	8,551,230	6,947,324	3	26
Loans	7,958,258	7,889,005	6,759,975	1	18
Securities	1,936,582	2,029,742	1,782,906	(5)	9
Shareholders' equity	1,094,381	1,047,042	844,931	5	30
Selected Ratios
Return on average assets	1.76%	1.68%	1.58%	5	11
Return on average shareholders' equity	17.65	17.53	17.60	1	0
Adjusted return on average assets*	1.76	1.68	1.71	5	3
Adjusted return on average shareholders' equity*	17.65	17.53	19.11	1	(8)
Corporation's tier 1 leverage	7.88	7.44	7.17	6	10
Corporation's tier 1 risk-based capital	10.16	9.74	9.06	4	12
Corporation's total risk-based capital	14.61	14.24	13.93	3	5
Dividend payout ratio, per share	20.03	21.34	23.68	(6)	(15)
Net interest margin	5.35	5.35	5.28	0	1
Efficiency ratio	48.65	47.95	52.64	1	(8)
Adjusted efficiency ratio*	48.65	47.95	50.44	1	(4)
Cash return on average assets**	1.84	1.76	1.78	5	3
Cash return on average shareholders' equity**	23.35	23.05	25.09	1	(7)
Cash efficiency ratio**	47.49	46.76	49.49	2	(4)
Asset Quality Ratios
Nonaccrual loans to total loans	0.63%	0.82%	0.59%	(23)	7
Nonaccrual loans and ORE to total loans and ORE	0.64	0.83	0.59	(23)	8
Allowance for credit losses to total loans	2.00	2.01	2.00	(1)	0
Allowance for credit losses to non accrual loans	317.25	244.67	342.11	30	(7)
Net charge-offs to average loans—annualized	(0.95)	(0.81)	(0.39)	17	144

*
See Note 3 to Notes to the Unaudited Consolidated Financial Statements

**
Cash results exclude the after-tax amortization of core deposit intangibles and goodwill where applicable

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below relating to "forward-looking" statements included in this report.

RESULTS OF OPERATIONS

Overview

        The Corporation recorded net income of $48.7 million, or $0.94 per diluted common share, for the third quarter of 2002, compared with reported net income of $37.5 million, or $0.75 per share, for the third quarter of 2001 and $45.8 million, or $0.88 per share, for the second quarter of 2002.

        The Company's third-quarter 2002 net income of $48.7 million was up 20 percent from $40.7 million a year earlier, this latter amount having been adjusted to exclude the amortization of goodwill from the prior reported period to reflect the new accounting standards for goodwill ("New GAAP"). As a result, net income per diluted common share of $0.94 rose 15 percent from $0.82 in the third quarter a year ago on a comparable basis. Results for 2002 include the operations of Civic BanCorp ("Civic") from February 28, 2002, the date that the acquisition was completed.

        Third-quarter 2002 net income included, as a loss on the sale or writedown of loans and assets, approximately $3.8 million, or $0.04 per share after tax, in realized and unrealized writedowns on a previously designated available-for-sale media and telecommunication loan portfolio. During the third quarter of 2002, two loans with total commitments of $18.2 million were sold out of the original $69.2 million in commitments on seven loans, leaving five media and telecommunication loans with commitments of $48.3 million in other assets at September 30, 2002. The quarter also included approximately $4.6 million, or $0.09 a share, in income tax benefits—$3.0 million relating to the first-half-of-the-year impact from the recently completed conversion of the Company's former regulated investment Company to a real estate investment trust and $1.6 million from a change in state tax law concerning the tax treatment of loan loss reserves.

        For the first nine months of 2002, City National Corporation achieved net income of $138.7 million, or $2.69 per diluted common share, compared with reported net income of $107.4 million, or $2.18 per share for the first nine months of 2001. Net income for the first nine months of 2002 was up 18 percent from $117.1 million for the first nine months of 2001, the latter amount adjusted to reflect New GAAP. Accordingly, net income per diluted common share increased 13 percent from $2.38 in the first nine months of 2001 on a comparable basis.

        As a result of New GAAP, the difference between cash and GAAP performance has diminished, but cash results continue to be reported on the Financial Highlights schedule.

        The Company's return on average assets for the third quarter of 2002 was 1.76 percent, compared with, on an adjusted basis, 1.71 percent for the third quarter of 2001 and 1.68 percent for the second quarter of 2002. The return on average shareholders' equity was 17.65 percent, compared with, on an adjusted basis, 19.11 percent for the prior-year third quarter and 17.53 percent for the second quarter of 2002. For the first nine months of 2002, the return on average assets was 1.72 percent, and the return on average shareholders' equity was 18.01 percent compared with, on an adjusted basis, 1.71 percent and 19.50 percent for the first nine months of 2001. The adjustment makes the 2001 data comparable with New GAAP. The lower return on average shareholders' equity in the current period compared with a year ago is due primarily to a higher level of shareholders' equity from increased unrealized gains on available-for-sale securities and cash flow hedges, retained net income, the shares issued for the Civic acquisition and from the exercise of stock options, net of treasury share repurchases.

        All forward-looking statements in this discussion are consistent with the Corporation's press release of October 16, 2002. Management currently expects net income per diluted common share for 2002 will be approximately 8 percent to 10 percent higher than New GAAP net income per diluted common share of $3.22 for 2001.

Net Interest Income

        Fully taxable-equivalent net interest income for the third quarter of 2002 was $135.2 million, an increase of 18 percent over $114.7 million for the third quarter of 2001. Third-quarter net interest income was 1 percent higher than the $134.3 million recorded for the second quarter of 2002. Fully taxable-equivalent net interest income for the first nine months of 2002 was $394.9 million, an increase of 19 percent over $331.2 million for the first nine months of 2001. Interest income recovered on nonaccrual and charged-off loans included above was $0.4 million for the third quarter of 2002, compared with $1.4 million for the third quarter of 2001 and $0.6 million for the second quarter of 2002. Interest recovered in the first nine months of 2002 was $1.4 million compared with $3.6 million for the first nine months of 2001.

        The fully taxable-equivalent net interest margin for the third quarter of 2002 was 5.35 percent, compared with 5.28 percent for the third quarter of 2001 and 5.35 percent for the second quarter of 2002. The net interest margin for the first nine months of 2002 was 5.35 percent compared with 5.30 percent for the first nine months of 2001. The increases over the same periods last year were primarily due to increases in demand deposits as a result of new clients, the acquisition of Civic, and higher existing client balances maintained as deposits to pay for services and the decrease in rates paid on interest bearing liabilities due to lower interest rate levels, which were partially offset by the decreases in yields on earning assets resulting from the lower interest rate levels. The Bank's prime rate was 4.75 percent as of September 30, 2002, compared with 6.00 percent a year earlier and 4.75 percent at June 30, 2002.

        The Company is naturally asset sensitive and uses interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed rate deposits and borrowings and 2) to certain cash flows related to future interest payments on variable rate loans. In a falling interest rate environment, such as was the case in 2001 and during this current lower interest rate cycle, the Company's interest rate swaps make a positive contribution to net interest income.

        As of September 30, 2002, the Company's notional amount of "plain vanilla" interest rate swaps was $806.4 million, of which $381.4 million were fair value hedges and $425.0 million were cash flow hedges. The mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $43.2 million. Net interest income was positively impacted in the third quarter and first nine months of 2002 by $3.7 million and $10.6 million, respectively, relating to interest rate swaps qualifying as fair value hedges.

        The mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $12.2 million, before taxes of $5.1 million. In addition, comprehensive income included $1.7 million, before taxes of $0.7 million relating to remaining balances of interest rate swaps terminated with positive benefit during prior periods. These amounts are being amortized into income over the designated hedged period. Amounts paid or received on the cash flow hedge interest rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $4.5 million and $14.0 million that were reclassified into net interest income during the three months and nine months ended September 30, 2002, respectively. At September 30, 2002, comprehensive income expected to be reclassified into net interest income within the next 12 months was $8.1 million.

        In total, the Company's interest rate swaps hedging loans, deposits and borrowings added $8.2 million to net interest income in the third quarter of 2002 compared with $5.4 million in the third quarter of 2001 and $8.5 million for the second quarter of 2002. For the first nine months of 2002, interest rate swaps added $24.6 million to net interest income, compared with $8.5 million for the first nine months of 2001.

        The following tables present the components of net interest income on a fully taxable-equivalent basis for the three and nine months ended September 30, 2002 and 2001. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Net Interest Income Summary

	For the three months ended September 30, 2002			For the three months ended September 30, 2001
Dollars in thousands	Average Balance	Interest income/ expense(2)	Average interest rate	Average Balance	Interest income/ expense(2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,598,795	$54,422	6.00%	$3,074,506	$60,011	7.74%
Real estate mortgages	1,900,612	34,481	7.20	1,591,224	32,230	8.04
Residential first mortgages	1,733,693	29,454	6.74	1,482,327	26,457	7.08
Real estate construction	651,174	9,254	5.64	539,409	9,947	7.32
Installment	73,984	1,602	8.59	72,509	1,698	9.29

Total loans(1)	7,958,258	129,213	6.44	6,759,975	130,343	7.65
Securities available-for-sale	1,882,231	28,350	5.98	1,735,887	28,781	6.58
Federal funds sold and securities purchased under resale agreements	120,279	540	1.78	73,625	554	2.99
Trading account securities	54,351	163	1.19	47,019	378	3.19

Total interest-earning assets	10,015,119	158,266	6.27	8,616,506	160,056	7.37

Allowance for credit losses	(160,026)			(135,649)
Cash and due from banks	440,226			396,452
Other nonearning assets	668,823			541,709

Total assets	$10,964,142			$9,419,018

Liabilities and Shareholders' Equity
Interest-bearing deposits
Interest checking accounts	$626,469	408	0.26	$527,300	530	0.40
Money market accounts	2,680,730	9,128	1.35	1,566,201	11,075	2.81
Savings deposits	221,227	441	0.79	249,068	1,612	2.57
Time deposits—under $100,000	223,853	1,277	2.26	245,271	2,584	4.18
Time deposits—$100,000 and over	1,207,127	6,512	2.14	1,376,944	14,524	4.18

Total interest-bearing deposits	4,959,406	17,766	1.42	3,964,784	30,325	3.03
Federal funds purchased and securities sold under repurchase agreements	211,321	845	1.59	450,911	4,005	3.52
Other borrowings	750,319	4,481	2.37	1,073,127	11,057	4.09

Total interest-bearing liabilities	5,921,046	23,092	1.55	5,488,822	45,387	3.28

Noninterest-bearing deposits	3,813,420			2,982,540
Other liabilities	135,295			102,725
Shareholders' equity	1,094,381			844,931

Total liabilities and shareholders' equity	$10,964,142			$9,419,018

Net interest spread			4.72%			4.09%
Fully taxable-equivalent net interest income		$135,174			$114,669

Net interest margin			5.35%			5.28%

(1)
Includes average nonaccrual loans of $57,025 and $40,002 for 2002 and 2001, respectively.

(2)
Loan income includes loan fees of $6,486 and $6,306 for 2002 and 2001, respectively.

Net Interest Income Summary

	For the nine months ended September 30, 2002			For the nine months ended September 30, 2001
Dollars in thousands	Average Balance	Interest income/ expense(2)	Average interest rate	Average Balance	Interest income/ expense(2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,573,657	$163,287	6.11%	$3,107,809	$192,993	8.30%
Real estate mortgages	1,803,924	98,029	7.27	1,569,050	98,923	8.43
Residential first mortgages	1,695,501	87,201	6.88	1,371,504	74,591	7.27
Real estate construction	628,239	26,428	5.62	485,394	29,816	8.21
Installment	71,382	4,767	8.93	73,472	5,235	9.53

Total loans(1)	7,772,703	379,712	6.53	6,607,229	401,558	8.13
Securities available-for-sale	1,908,674	87,583	6.14	1,616,725	81,958	6.78
Federal funds sold and securities purchased under resale agreements	133,042	1,751	1.76	63,964	2,025	4.23
Trading account securities	54,992	555	1.35	61,012	1,773	3.89

Total interest-earning assets	9,869,411	469,601	6.36	8,348,930	487,314	7.80

Allowance for credit losses	(157,022)			(136,185)
Cash and due from banks	426,203			395,890
Other nonearning assets	611,190			550,300

Total assets	$10,749,782			$9,158,935

Liabilities and Shareholders' Equity
Interest-bearing deposits
Interest checking accounts	$606,326	1,166	0.26	$556,477	1,712	0.41
Money market accounts	2,403,092	25,387	1.41	1,460,561	35,003	3.20
Savings deposits	231,216	1,672	0.97	247,243	5,763	3.12
Time deposits—under $100,000	228,059	4,214	2.47	247,239	9,349	5.06
Time deposits—$100,000 and over	1,283,647	22,438	2.34	1,497,842	57,072	5.09

Total interest-bearing deposits	4,752,340	54,877	1.54	4,009,362	108,899	3.63
Federal funds purchased and securities sold under repurchase agreements	204,712	2,430	1.59	373,876	12,296	4.40
Other borrowings	974,785	17,385	2.38	960,516	34,908	4.86

Total interest-bearing liabilities	5,931,837	74,692	1.68	5,343,754	156,103	3.91

Noninterest-bearing deposits	3,669,914			2,894,244
Other liabilities	118,420			118,297
Shareholders' equity	1,029,611			802,640

Total liabilities and shareholders' equity	$10,749,782			$9,158,935

Net interest spread			4.68%			3.89%
Fully taxable-equivalent net interest income		$394,909			$331,211

Net interest margin			5.35%			5.30%

(1)
Includes average nonaccrual loans of $52,942 and $47,807 for 2002 and 2001, respectively.

(2)
Loan income includes loan fees of $18,377 and $17,556 for 2002 and 2001, respectively.

        Average loans for the third quarter of 2002 rose to $8.0 billion, an increase of 18 percent over the third quarter of 2001, reflecting internally-generated loan growth as well as the acquisition of Civic. Third-quarter average loans increased slightly over the second quarter of 2002, reflecting in part, the impact of transferring seven media and telecommunication loans to available-for-sale at the end of the second quarter. Compared with the prior-year quarter, commercial loans rose 17 percent to $3.6 billion from $3.1 billion. Residential first mortgage loans rose 17 percent to $1.7 billion from $1.5 billion. Real estate mortgage loans rose 19 percent to $1.9 billion from $1.6 billion, and real estate construction loans rose 21 percent to $0.7 billion from $0.5 billion.

        Average loans for the first nine months of 2002 increased 18 percent to $7.8 billion from $6.6 billion for the same period last year. Commercial loans rose 15 percent to $3.6 billion from $3.1 billion. Residential first mortgage loans rose 24 percent to $1.7 billion from $1.4 billion. Real estate mortgage loans rose 15 percent to $1.8 billion from $1.6 billion and real estate construction loans rose 29 percent to $0.6 billion from $0.5 billion.

        Average securities increased $153.7 million, or 9 percent, to $1.9 billion for the third quarter of 2002 compared with the third quarter of 2001 and decreased 5 percent from the second quarter of 2002. For the first nine months of 2002, average securities increased $285.9 million, or 17 percent to $2.0 billion from the first nine months of 2001.

        Average deposits during the third quarter of 2002 were $8.8 billion, an increase of 26 percent over the third quarter of 2001 and 3 percent over the second quarter of 2002. During the first nine months of 2002, average deposits increased 22 percent to $8.4 billion, compared with $6.9 billion for the first nine months of 2001.

        During the third quarter of 2002, average core deposits, defined as all deposits excluding time deposits $100,000 and over, which provide a source of low-cost funding, rose to $7.6 billion, an increase of 36 percent over the $5.6 billion in the third quarter of 2001 and 5 percent higher than the $7.2 billion for the second quarter of 2002. Average core deposits represented 86 percent of the total average deposit base for the third quarter, up from 80 percent for the prior-year quarter and up from 85 percent for the second quarter of 2002. For the first nine months of 2002, average core deposits were $7.1 billion, up 32 percent from $5.4 billion for the first nine months of 2001. New clients, the acquisition of Civic, and higher existing client balances maintained as deposits to pay for services, contributed to the growth of deposits.

        Net interest income is impacted by the volume, mix and rate of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between the third quarter and the first nine months of 2002 and the third quarter and first nine months of 2001, as well as between the third quarter and first nine months of 2001 and the third quarter and first nine months of 2000.

Changes In Net Interest Income

	For the three months ended September 30, 2002 vs 2001			For the three months ended September 30, 2001 vs 2000
	Increase (decrease) due to			Increase (decrease) due to
Dollars in thousands			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Loans	$21,193	$(22,323)	$(1,130)	$7,284	$(22,950)	$(15,666)
Securities available-for-sale	2,315	(2,746)	(431)	4,371	(2,137)	2,234
Federal funds sold and securities pruchased under resale agreements	266	(280)	(14)	435	(344)	91
Trading account securities	52	(267)	(215)	(356)	(437)	(793)

Total interest-earning assets	23,826	(25,616)	(1,790)	11,734	(25,868)	(14,134)

Interest paid on:
Interest checking deposits	87	(209)	(122)	(53)	(134)	(187)
Money market deposits	5,538	(7,485)	(1,947)	1,805	(3,386)	(1,581)
Savings deposits	(163)	(1,008)	(1,171)	46	(1,158)	(1,112)
Time deposits	(1,828)	(7,491)	(9,319)	(1,912)	(7,492)	(9,404)
Other borrowings	(4,448)	(5,288)	(9,736)	1,233	(10,488)	(9,255)

Total interest-bearing liabilities	(814)	(21,481)	(22,295)	1,119	(22,658)	(21,539)

	$24,640	$(4,135)	$20,505	$10,615	$(3,210)	$7,405

	For the nine months ended September 30, 2002 vs 2001			For the nine months ended September 30, 2001 vs 2000
	Increase (decrease) due to			Increase (decrease) due to
Dollars in thousands			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Loans	$64,420	$(86,266)	$(21,846)	$27,921	$(37,644)	$(9,723)
Securities	13,859	(8,234)	5,625	15,509	(3,698)	11,811
Federal funds sold and securities purchased under resale agreements	1,356	(1,630)	(274)	652	(770)	(118)
Trading account securities	(160)	(1,058)	(1,218)	(389)	(824)	(1,213)

Total interest-earning assets	79,475	(97,188)	(17,713)	43,693	(42,936)	757

Interest paid on:
Interest checking deposits	138	(684)	(546)	107	(355)	(248)
Money market deposits	15,798	(25,414)	(9,616)	4,346	(3,342)	1,004
Savings deposits	(352)	(3,739)	(4,091)	387	(1,932)	(1,545)
Time deposits	(7,937)	(31,832)	(39,769)	7,743	(7,284)	459
Other borrowings	(4,965)	(22,424)	(27,389)	(3,461)	(16,284)	(19,745)

Total interest-bearing liabilities	2,682	(84,093)	(81,411)	9,122	(29,197)	(20,075)

	$76,793	$(13,095)	$63,698	$34,571	$(13,739)	$20,832

        The impact of interest rate swaps, which increases loan interest income and reduces deposit and borrowing interest expense, is included in rate changes.

        Management continues to expect the net interest margin for 2002 will be slightly higher than the net interest margin of 5.26 percent reported for 2001.

Provision for Credit Losses

        The Company recorded a provision for credit losses of $20.5 million and $49.5 million for the third quarter and first nine months of 2002, respectively, compared with $10.0 million and $24.0 million for the same periods in 2001. The provision for credit losses in the second quarter of 2002 was $18.0 million. The provision for credit losses this quarter primarily reflects management's ongoing assessment of the credit quality of the portfolio, including changes in the media and telecommunication sectors, and the general economic environment during this period. Additional factors affecting the provision include net loan charge-offs and nonaccrual loans and growth in the portfolio.

        The provision for credit losses to be taken in 2002 will reflect management's assessment of the above factors, as well as changes in the economic environment during this period. Given the current economic environment, management expects nonaccrual loans will increase from current levels. Based on its assessment of credit quality indicators, management currently anticipates that a provision for credit losses for all of 2002 could be within the $65.0 million to $75.0 million range. See "—Allowance for Credit Losses."

Noninterest Income

        Noninterest income increased 6 percent to $34.2 million for the third quarter of 2002, compared with $32.3 million for the third quarter of 2001, and decreased 12 percent from the $38.7 million for the second quarter of 2002. For the first nine months of 2002, noninterest income increased 13 percent to $108.9 million compared with $96.4 million for the first nine months of 2001.

        Assets under administration at September 30, 2002 totaled $19.1 billion, including $7.0 billion under management, compared with $18.3 billion and $7.2 billion, respectively, at September 30, 2001, and $18.3 billion and $6.9 billion, respectively, at June 30, 2002. The quarter-over-prior-year-quarter increase in assets under administration is due to continued strong new sales. Trust and investment fee revenues for the third quarter and first nine months of 2002 were higher compared with the prior-year periods also due to new sales, while revenues were slightly down from the second quarter due to declining market conditions.

        Cash management and deposit transaction fees for the third quarter and first nine months of 2002 increased over the same periods last year as the result of strong growth in deposits, higher sales of cash management products, and the impact on fees of a reduction in the earnings credit on analyzed deposit accounts. Cash management and deposit transaction fees for the third quarter of 2002 were slightly lower than the preceding second quarter. Increases quarter-over-prior-year-quarter in international services and other income were partially attributable to additional entertainment and middle-market commercial international business and higher participating mortgage loan income. Participating mortgage loan income was $1.5 million in the third quarter of 2002 compared with no income in the third quarter last year and $0.9 million for the second quarter of 2002. For the first nine months of 2002, participating mortgage loan income was $2.8 million compared with $1.2 million for the first nine months a year ago.

        Losses on the sale/writedowns of loans, assets and the repurchase of debt net of gains on the sale of securities for the third quarter of 2002 amounted to $2.6 million compared with a $0.6 million gain for the same period last year. The loss recognized for the third quarter of 2002 included approximately $3.8 million related to the writedown on seven media and telecommunication loans classified as available-for-sale. For the first nine months of 2002, $1.3 million in net gains, including $2.0 million and $1.2 million on the sale of ORE and bank property during the first and second quarters of 2002, respectively, were recognized compared with $3.7 million in gains for the first nine months of 2001.

        Noninterest income for the third quarter and first nine months of 2002 was 21 percent and 22 percent of total revenues, respectively, compared with 23 percent for both the third quarter and first nine months of 2001.

        Management continues to expect growth in noninterest income to range from 7 percent to 10 percent for 2002. Last year, the acquisition of Reed, Conner & Birdwell accounted for approximately one-quarter of the 21 percent increase in noninterest income reported for the year. In addition, management expects a reduction in the growth rate of cash management and deposit transaction fees for the remainder of 2002.

Noninterest Expense

        After excluding amortization of goodwill from prior-year reported periods, noninterest expense of $82.4 million for the third quarter of 2002 was up 11 percent from $74.1 million for the third quarter of 2001 and down 1 percent from $83.0 million for the second quarter of 2002. The increase over the prior-year quarter was primarily the result of the Company's growth, including the acquisition of Civic, and costs associated with additional colleagues. Noninterest expense for the first nine months of 2002 increased 9 percent to $244.1 million compared with $223.3 million for the first nine months of 2001 on a comparable basis.

        The Company's cash efficiency ratio for the third quarter of 2002 was 47.49 percent compared with 49.49 percent for the third quarter of 2001 and 46.76 percent for the second quarter of 2002. For the first nine months of 2002, the cash efficiency ratio was 47.39 percent compared with 51.34 percent for the first nine months of 2001. The improvement over the prior year was driven by both increased revenues and the Company's ongoing efforts to improve efficiency and productivity.

        Excluding the amortization of goodwill in 2001, management continues to anticipate that 2002 noninterest expense will increase 7 percent to 10 percent over the prior year, with the acquisition of Civic accounting for a significant amount of the increase.

Income Taxes

        The effective tax rate for the first nine months of 2002 was 30.3 percent, which included $4.6 million in income tax benefits in this quarter—$3.0 million relating to the first-half-of-the-year impact from the recently completed conversion of the Company's former regulated investment company to a real estate investment trust and $1.6 million from a change in state tax law concerning the tax treatment of loan loss reserves. These two items, the former which relates to the first half of 2002 and the second which is a one-time event, lowered the effective tax rate for the third quarter to 22.5 percent. These rates compare with as reported rates of 33.2 percent for the third quarter and 33.1 percent for the first nine months of 2001. The effective tax rate for the second quarter of 2002 was 33.1 percent. The lower effective tax rates in 2002 also reflect the realization of a capital loss resulting from the issuance and subsequent sale of an additional series of preferred stock by one of the Company's real estate investment trust subsidiaries.

        The effective tax rates differ from the applicable statutory federal tax rate due to various factors, including state taxes and the impact of the Company's real estate investment trust subsidiary and registered investment company, which was de-registered in the second quarter of 2002, on state taxes, tax-exempt income including interest on bank-owned life insurance, affordable housing investments and the capital loss described above.

        The Company's tax returns are open for audits by the Internal Revenue Service back to 1998 and by the Franchise Tax Board of the State of California back to 1996. From time to time, there may be differences in opinions with the respect to tax treatment accorded transactions. When, and if, such differences occur and become probable and estimable, such amounts will be recognized.

        Due to the third-quarter factors discussed above, management currently anticipates the Company's effective tax rate for 2002 will be within a range of 30 percent to 32 percent.

Balance Sheet Analysis

        Total average assets reached $11.0 billion for the third quarter of 2002, an increase of 16 percent over $9.4 billion for the third quarter of 2001 and essentially unchanged over the $10.9 billion in average assets for the second quarter of 2002. Total assets at September 30, 2002 were $11.3 billion, compared with $9.8 billion at September 30, 2001 and $11.0 billion at June 30, 2002.

        Total average interest-earning assets were $10.0 billion for the third quarter of 2002, an increase of 16 percent over the $8.6 billion in average interest-earning assets for the third quarter of 2001 and 1 percent under the $10.1 billion in average interest-earning assets for the second quarter of 2002.

Securities

        Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

	September 30, 2002		December 31, 2001		September 30, 2001
Dollars in thousands
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$255,078	$262,308	$300,653	$306,206	$341,206	$352,247
Mortgage-backed	1,227,969	1,264,548	1,070,670	1,075,533	874,443	896,392
State and Municipal	218,627	232,611	187,519	190,201	190,267	196,023
Other	31,887	32,429	31,924	30,266	114,976	113,433

Total debt securities	1,733,561	1,791,896	1,590,766	1,602,206	1,520,892	1,558,095
Marketable equities	192,253	187,543	220,124	212,633	201,010	194,890

Total securities	$1,925,814	$1,979,439	$1,810,890	$1,814,839	$1,721,902	$1,752,985

        At September 30, 2002, securities available-for-sale totaled $2.0 billion, an increase of $226.5 million compared with holdings at September 30, 2001 and an increase of $164.6 million from December 31, 2001. At September 30, 2002 the portfolio had an unrealized net gain of $53.6 million compared with a net gain of $31.1 million and a net gain of $4.0 million at September 30, 2001 and December 31, 2001, respectively.

        The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of September 30, 2002. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agency	$6,475	5.99	$178,743	4.49	$77,090	6.29	$—	—	$262,308	5.06
Mortgage-backed	—	—	550	5.80	6,689	6.96	1,257,309	6.62	1,264,548	6.62
State and Municipal	17,035	6.92	79,593	6.62	111,248	6.80	24,735	6.88	232,611	6.76
Other	—	—	9,850	7.45	7,168	7.83	15,411	8.04	32,429	7.81

Total debt securities	$23,510	6.66	$268,736	5.23	$202,195	6.65	$1,297,455	6.64	$1,791,896	6.43

Amortized cost	$23,181		$259,450		$191,678		$1,259,252		$1,733,561

        Dividend income included in interest income on securities in the Unaudited Consolidated Statement of Income and Comprehensive Income for the third quarter of 2002 and 2001 was

$2.3 million and $2.4 million and $7.4 million and $7.1 million for the first nine months of 2002 and 2001, respectively.

Loan Portfolio

        A comparative period-end loan table is presented below:

Loans

Dollars in thousands	September 30, 2002	December 31, 2001	September 30, 2001
Commercial	$3,572,267	$3,247,320	$3,045,448
Residential first mortgages	1,746,649	1,587,303	1,528,505
Real estate mortgages	1,910,277	1,668,114	1,608,086
Real estate construction	661,698	586,066	596,081
Installment	75,910	70,403	72,862

Total loans, gross	7,966,801	7,159,206	6,850,982
Less allowance for credit losses	159,173	142,862	137,239

Total loans, net	$7,807,628	$7,016,344	$6,713,743

        Total loans at September 30, 2002 reached $8.0 billion, compared with $6.9 billion at September 30, 2001, and $7.2 billion at December 31, 2001, increases of 16 percent and 11 percent, respectively. Included in commercial loans at September 30, 2002 is the Company's media and telecommunication loan portfolio which contains 23 loans with commitment and outstanding balances of $134.1 million and $92.6 million, respectively, or just slightly more than 1 percent of the loan portfolio.

        Following is a breakdown of these loans by industry type as of September 30, 2002:

Dollars in thousands	Number	Commitments	Outstandings	Percentage
Telecommunications	10	$54,357	$36,672	40%
Radio Broadcasting	3	20,333	10,321	11
Publishing	3	17,434	10,219	11
Cable Television	3	16,626	13,170	14
Television Broadcasting	3	16,397	15,936	17
Other	1	8,958	6,325	7

	23	$134,105	$92,643	100%

        The media and telecommunication loan portfolio balances exclude the available-for-sale loans which are carried in other assets.

        Syndicated non-relationship corporate loans, exclusive of media and telecommunication loans discussed above, consisting of 11 loans totaling $32.0 million in outstanding balances at September 30, 2002, less than one half of one percent of the loan portfolio, will no longer be broken out and discussed separately.

        The Company had outstanding loan commitments aggregating $3,194.2 million at September 30, 2002. In addition, the Company had $338.5 million outstanding in bankers' acceptances and letters of credit of which $288.3 million relate to standby letters of credit at September 30, 2002. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

        Management currently expects that average loan growth for 2002 will be in the range of 15 percent to 17 percent.

        The following table presents information concerning nonaccrual loans, ORE, and restructured loans. Bank policy requires that a loan be placed on nonaccrual status if (1) either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection (2) full collection of interest or principal becomes uncertain, regardless of the time period involved or (3) regulators' ratings of credits suggest that the loan be placed on nonaccrual.

Nonaccrual Loans, ORE and Restructured Loans

Dollars in thousands	September 2002	December 31, 2001	September 2001
Nonaccrual loans:
Commercial	$37,725	$32,615	$29,761
Real estate	10,989	5,393	9,298
Installment	1,459	555	1,056

Total	50,173	38,563	40,115
ORE	460	10	10

Total nonaccrual loans and ORE	$50,633	$38,573	$40,125

Total non accrual loans as a percentage of total loans	0.63%	0.54%	0.59%
Total non accrual loans and ORE as a percentage of total loans and ORE	0.64	0.54	0.59
Allowance for credit losses to total loans	2.00	2.00	2.00
Allowance for credit losses to nonaccrual loans	317.25	370.46	342.11
Loans past due 90 days or more on accrual status:
Commercial	$5,905	$1,764	$2,211
Real estate	2,858	878	764
Installment	143	973	487

Total	$8,906	$3,615	$3,462

Restructured loans:
On accrual status	$—	$—	$—
On nonaccrual status	—	—	795

	$—	$—	$795

        Total nonperforming assets (nonaccrual loans and ORE) were $50.6 million, or 0.64 percent of total loans and ORE, at September 30, 2002, compared with $40.1 million, or 0.59 percent, at September 30, 2001 and $38.6 million, or 0.54 percent, at December 31, 2001. Total media and telecommunication loans on nonaccrual status consisted of 4 loans totaling $13.6 million at September 30, 2002 and $15.9 million at June 30, 2002. Total syndicated non-relationship commercial loans on nonaccrual status at September 30, 2002 consisted of 3 loans totaling $5.3 million exclusive of media and telecommunication loans included above.

        At September 30, 2002, nonaccrual loans included $38.6 million of impaired loans, $29.5 million of which had an allowance of $7.9 million allocated to them. At December 31, 2001, nonaccrual loans included $29.2 million of impaired loans, $10.2 million of which had an allowance of $2.6 million allocated to them. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, SFAS No. 114 requires that the impairment be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the impairment may be measured by using the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company's policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

        The following table summarizes the changes in nonaccrual loans for the three months and nine months ended September 30, 2002 and 2001.

Changes in Nonaccrual Loans

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands
	2002	2001	2002	2001
Balance, beginning of period	$64,432	$37,085	$38,563	$61,986
Additions from acquisitions	—	—	3,510	—
Loans placed on nonaccrual	17,350	16,801	70,277	38,672
Charge offs	(20,050)	(5,445)	(39,696)	(21,974)
Loans returned to accrual status	(4,420)	—	(5,639)	(956)
Repayments (including interest applied to principal)	(6,006)	(8,326)	(15,178)	(37,451)
Transferred to ORE	(1,133)	—	(1,664)	(162)

Balance, end of period	$50,173	$40,115	$50,173	$40,115

        In addition to loans disclosed above as nonaccrual or restructured, management has also identified $29.1 million of potential problem loans to nineteen borrowers where serious doubt exists regarding their ability to comply with the present loan repayment terms in the future. Potential problem loans were $5.5 million at September 30, 2001 and $12.8 million at December 31, 2001. Estimated potential losses from these potential problem loans have been provided for in determining the adequacy of the allowance for credit losses.

        Management's classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectable in whole or in part.

Allowance for Credit Losses

        The allowance for credit losses at September 30, 2002 totaled $159.2 million, or 2.00 percent of outstanding loans. This compares with an allowance of $137.2 million, or 2.00 percent at September 30, 2001 and an allowance of $157.6 million, or 2.01 percent at June 30, 2002. The allowance for credit losses as a percentage of nonaccrual loans was 317 percent at September 30, 2002, compared with 342 percent at September 30, 2001 and 245 percent at June 30, 2002. Management believes the allowance for credit losses is adequate to cover risks in the portfolio at September 30, 2002.

        Net loan charge-offs were $19.0 million and $6.6 million for the third quarters of 2002 and 2001, respectively, and $16.0 million for the second quarter of 2002. Third-quarter charge-offs included $10.3 million, including an $8.5 million previously identified potential problem, relating to one private banking client, and $4.5 million relating to two relationship syndicated credits, one of which was media and telecommunication related. For the first nine months of 2002 and 2001, net loan charge-offs were $42.0 million and $22.2 million, respectively. As an annualized percentage of average loans, net charge-offs were 0.95 percent, 0.39 percent and 0.81 percent for the third quarters of 2002 and 2001 and the second quarter of 2002, respectively. Year-to-date net charge-offs were 0.72 percent compared to 0.45 percent a year ago as an annualized percentage of average loans.

        The allowance for credit losses is maintained at a level that management deems appropriate based on a thorough analysis of numerous factors, including levels of net charge-offs and nonaccrual loans and continuing growth in the loan portfolio. Credit quality will be influenced by underlying trends in the economy, particularly in California, and other factors that may be beyond management's control. No assurances can be given that the Company will not sustain credit losses, in any particular period, that are sizable in relation to the allowance for credit losses. Based on known information available to it at the date of this report, management believes the allowance for credit losses is adequate to cover risks inherent in the portfolio at September 30, 2002. Subsequent evaluation of the loan portfolio, in light of factors then prevailing will dictate the level of provisions required to maintain the adequacy of the allowance for credit losses.

        The table below summarizes the changes in the allowance for credit losses for the three months and nine months ended September 30, 2002 and 2001.

Changes in Allowance for Credit Losses

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands
	2002	2001	2002	2001
Average amount of loans outstanding	$7,958,258	$6,759,975	$7,772,703	$6,607,229

Balance of allowance for credit losses, beginning of period	$157,647	$133,883	$142,862	$135,435
Loans charged off:
Commercial	17,364	5,901	41,747	27,445
Real estate and other	2,904	2,608	5,678	3,986

Total loans charged off	20,268	8,509	47,425	31,431

Less recoveries of loans previously charged off:
Commercial	658	1,220	2,694	5,828
Real estate and other	636	645	2,755	3,407

Total recoveries	1,294	1,865	5,449	9,235

Net loans charged off	(18,974)	(6,644)	(41,976)	(22,196)
Additions to allowance charged to operating expense	20,500	10,000	49,500	24,000
Additions to allowance from acquisition	—	—	8,787	—

Balance, end of period	$159,173	$137,239	$159,173	$137,239

Total net charge-offs to average loans (annualized)	(0.95)%	(0.39)%	(0.72)%	(0.45)%

Ratio of allowance for credit losses to total period end loans			2.00%	2.00%

Other Assets

        Other assets included the following:

Dollars in thousands	September, 2002	December 31, 2001	September, 2001
Accrued interest receivable	$46,122	$44,432	$51,841
Claim in receivership and other assets	23,067	22,242	22,156
Income tax refunds	810	—	—
Interest rate swap mark-to-market	55,445	21,254	25,656
Loans available-for-sale	37,236	23,558	9,523
Other	42,216	28,577	29,200

Total other assets	$204,896	$140,063	$138,376

        The claim in receivership and other assets were acquired in the acquisition of Pacific Bank. The claim in receivership, which is approximately half of the balance, is expected to be realized in 2003.

        See—"Net Interest Income" for a discussion of interest rate swaps that result in the swap mark-to-market asset of $55.4 million. See—"Note 7 to the Unaudited Consolidated Financial Statements" for a discussion of loans available-for-sale.

Deposits

        Deposits totaled $9.1 billion at September 30, 2002, compared with $7.4 billion at September 30, 2001 and $8.1 billion at December 31, 2001, increases of 23 percent and 12 percent, respectively. New clients, the acquisition of Civic, and a lower earnings credit on analyzed deposit accounts resulting from lower interest rates, contributed to the growth of deposits.

        Demand deposits accounted for 46 percent of total deposits at September 30, 2002. Core deposits, which continued to provide substantial benefits to the Bank's cost of funds, were 88 percent of total deposits at September 30, 2002. See "—Net Interest Income."

        Management currently expects average year-over-year deposit growth to be in the range of 18 percent to 20 percent for 2002.

CAPITAL ADEQUACY REQUIREMENT

        The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at September 30, 2002, December 31, 2001 and September 30, 2001.

	Regulatory Well Capitalized Standards	September 30, 2002	December 31, 2001	September 30, 2001
City National Corporation
Tier 1 leverage	4.00%	7.88%	7.26%	7.17%
Tier 1 risk-based capital	6.00	10.16	9.32	9.06
Total risk-based capital	10.00	14.61	14.08	13.93
City National Bank
Tier 1 leverage	4.00	7.22	6.59	6.51
Tier 1 risk-based capital	6.00	9.32	8.48	8.24
Total risk-based capital	10.00	13.79	13.28	13.13

        The total risk-based capital ratio benefited from the issuance of $9.6 million in 2002 of 8.5 percent preferred stock by real estate investment trust subsidiaries of the bank bringing the total to $13.0 million, which is classified as other liabilities, at September 30, 2002. Subsequent to the close of the third quarter, the subsidiaries have issued an additional $3.9 million of preferred stock through November 12, 2002. The stocks qualify as Tier 1 capital.

        On October 23, 2002, the Corporation declared a regular quarterly cash dividend on common stock at a rate of $0.195 per share to shareholders of record on November 6, 2002, payable on November 18, 2002.

        Under the October 26, 2000 stock buyback program of 1 million shares, 494,000 shares have been repurchased through September 30, 2002 at an average price of $37.49 per share, including 145,300 shares at an average price of $45.62 repurchased during the third quarter of 2002. The shares purchased under the buyback program may be reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. There were 112,338 treasury shares at September 30, 2002.

        From October 1, 2002 to November 6, 2002, 506,000 shares were repurchased at an average price of $45.22 per share completing the first phase of this program. On October 23, 2002, the board of directors of the Corporation increased the current buyback program by 1 million shares. Through November 13, 2002, an additional 546,500 shares have been repurchased under this phase of the program at an average price of $41.95 per share leaving 453,500 shares to be repurchased under this program. There were 1,146,142 treasury shares at November 13, 2002.

LIQUIDITY MANAGEMENT

        The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale. Liquidity is also provided by maturing securities and loans.

        Average core deposits and shareholders' equity comprised 79 percent of total funding of average assets in the third quarter of 2002, compared with 68 percent in the third quarter of 2001. This increase allowed the Company to decrease its use of more costly alternative funding sources. See "—Net Interest Income."

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

        As described in its Form 10-K for the year ended December 31, 2001, the Company applies APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for its stock options in the determination of net income. Diluted net income per share does take into consideration the estimated impact of the future exercise of stock options. In addition, in Note 8 on page A-54 of Form 10-K for the year ended December 31, 2001, the Company has disclosed on a pro-forma basis what its annual results would be had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123. Management continues to evaluate the alternative proposals for accounting for stock options which are currently under consideration by the Financial Accounting Standards Board.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

        The principal objective of asset/liability management is to maximize net interest income subject to margin volatility and liquidity constraints. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company's liabilities. Liquidity risk results from the mismatching of asset and liability cash flows. Management chooses asset/liability strategies that promote stable earnings and reliable funding. Interest rate risk and funding positions are kept within limits established by the Board of Directors to ensure that risk taking is managed within prudent interest rate and liquidity guidelines.

        A quantitative and qualitative discussion about market risk is included on pages A-14 to A-18 of the Corporation's Form 10-K for the year ended December 31, 2001. During the third quarter of 2002, the Company maintained a moderate asset sensitive interest rate position. The Company's simulation model indicates that at September 30, 2002, a 25 basis point increase in interest rates each quarter for a cumulative increase of 100 basis points over the twelve month horizon would increase projected net interest income by 1.9 percent. A 25 basis point decrease in interest rates each quarter over the twelve-month horizon would decrease projected net interest income by 1.9 percent. At December 31, 2001, using the same assumptions, the model indicated an increase in net interest income of 0.7 percent and a decrease in net interest income of 1.4 percent over the twelve month horizon, respectively. The increase in variation from a 25 basis point increase and decrease in interest rates each quarter from December 31, 2001 compared to September 30, 2002 is primarily attributable to the substantial increase in core deposits during 2002.

        On November 7, 2002, the Bank decreased its prime rate by 50 basis points to 4.25 percent. This immediate 50 basis point decrease in interest rates is substantially equivalent to a 25 basis point decrease in interest rates each quarter for a cumulative decrease of 100 basis points over a twelve-month horizon. Since September 30, 2002, the Company has taken various actions, including the purchase of additional fixed rate securities, that will mitigate the negative impact on net interest income from the decrease in interest rates.

        As of September 30, 2002, the Company had $806.4 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $576.4 million have maturities greater than one year. The Company's interest-rate risk-management instruments had a fair value and credit exposure risk of

$55.4 million and $29.5 million at September 30, 2002 and June 30, 2002, respectively taking into consideration legal right of offset. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Company's swap agreements require collateral to mitigate the amount of credit risk if certain market value exposure thresholds are exceeded. As of September 30, 2002, collateral securing swap agreements consisted of securities with a total market value of $30.8 million to reduce counterparty exposure.

        At September 30, 2002, the Company's outstanding foreign exchange contracts for both those purchased as well as sold totaled $70.9 million. Outstanding foreign exchange contracts for both those purchased as well as sold were $110.3 million at December 31, 2001. The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging for clients' transaction and economic exposures arising out of commercial transactions. The Company's policies also permit limited proprietary currency positioning. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at September 30, 2002 have remaining maturities of 12 months or less.

ITEM 4. CONTROL AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The Company's management, including the Company's chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the evaluation date.

CHANGES IN INTERNAL CONTROLS

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

        A number of factors, some of which are beyond the Corporation's ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) economic uncertainty created by unrest in other parts of the world, (2) the prospect of additional terrorist acts within the United States and the uncertain effect of these events on our national and regional economies, and (3) potential economic impacts of west coast dock labor negotiations. These factors could have the following consequences, any of which could hurt our business.

  •
  Loan delinquencies may increase;

  •
  Problem assets and foreclosures may increase;

  •
  Demand for our products and services may decline; and

  •
  Collateral for loans made by us, especially real estate, may decline in value, in turn reducing clients' borrowing power, and reducing the value of assets and collateral associated with our existing loans.

        Changes in interest rates affect our profitability.    The Federal Reserve lowered interest rates eleven times last year and once this year, and accordingly, we have lowered our interest rates on some loan and deposit products to maintain a competitive position. Changes in prevailing rates may hurt our business. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities fluctuates. This causes decreases in our spread and affects our income. In addition, interest rates affect how much money we lend.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        On April 24, 2002, the Registrant held its annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following table sets forth the number of votes cast for, against, abstain and not voted with respect to City National Corporation 2002 Omnibus Plan.

For	Against	Abstain	Not Voted
31,228,370	7,302,538	130,212	5,589,474

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

No.
10.22.21	Employment agreement by and between Russell Goldsmith and the Registrant and City National Bank
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

  On July 17, 2002, the Corporation filed a report on Form 8-K under item 5 regarding the financial results for the quarter ended June 30, 2002. Included in the report was a press release dated July 16, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
DATE: November 14, 2002	/s/ FRANK P. PEKNY FRANK P. PEKNY Executive Vice President and Chief Financial Officer/Treasurer (Authorized Officer and Principal Financial Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Russell Goldsmith certify that:

1.
I have reviewed this quarterly report on Form 10-Q of City National Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002	/s/ RUSSELL GOLDSMITH RUSSELL GOLDSMITH Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Frank P. Pekny certify that:

1.
I have reviewed this quarterly report on Form 10-Q of City National Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002	/s/ FRANK P. PEKNY FRANK P. PEKNY Chief Financial Officer

QuickLinks

  PART 1—FINANCIAL INFORMATON
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
  ITEM 4. CONTROL AND PROCEDURES
CAUTIONARY STATEMENT FOR PURPOSES
  PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES