Form 10-K
period 2002-12-31
CITY NATIONAL CORP
filed 2003-03-24
CIK 201461

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K §229-405 of this chapter is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES ☒ NO ☐

        The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $2,265,876,239 (based on the June 28, 2002 closing price of Common Stock of $53.75 per share).

        As of February 28, 2003, there were 48,720,735 shares of Common Stock outstanding.

Documents Incorporated by Reference

        The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of City National Corporation's definitive proxy statement for the 2003 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Part I

Item 1. Business

General

        City National Corporation (the "Corporation") was organized in Delaware in 1968 to acquire the outstanding capital stock of City National Bank (the "Bank"). References to the "Company" reflect all of the activities of the Corporation and its subsidiaries, including the Bank. The Corporation owns all the outstanding shares of the Bank.

        The Bank, which was founded in 1953 and opened for business in January 1954, conducts business in California and New York City. The Bank provides banking, investment and trust services through 54 offices including an office in New York City and 12 full-service regional centers in Southern California and the San Francisco Bay Area.

        In the three years ended December 31, 2002, the Company acquired three financial services institutions. On February 28, 2002, the Company completed the acquisition of Civic BanCorp ("Civic") headquartered in Oakland, California with total assets at December 31, 2001 of $524.0 million. The total purchase price was $123.5 million (including the consideration for outstanding stock options). Subsequently two former Civic BanCorp branches with combined deposits of approximately $37.0 million were sold. On December 29, 2000, the Corporation completed the acquisition of Reed, Conner & Birdwell, Inc. ("RCB"), an investment management firm with $1.1 billion in total client assets under management on the date of acquisition. On February 29, 2000, the Corporation acquired The Pacific Bank, N.A. ("Pacific Bank") which had total assets at December 31, 1999 of $774.9 million. The total purchase price was $145.2 million (including the consideration for outstanding stock options). See "—Note 2 to Notes to Consolidated Financial Statements" on page A-48 of this report.

        On January 31, 2003, the Corporation announced that it had entered into a definitive agreement to acquire Convergent Capital LLC, a privately held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms. Combined, these 10 firms manage assets of $6.5 billion. The purchase price is $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt, and is subject to closing adjustments. Upon satisfaction of regulatory and other customary closing conditions, the acquisition is expected to close in the second quarter of 2003.

        The Company is engaged in one operating segment: providing private and business banking, including investment and trust services. The Bank is the second largest independent commercial bank headquartered in California. The Bank's principal client base comprises small-to mid-sized businesses, entrepreneurs, professionals, and affluent individuals. The Bank typically serves clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate the client, where appropriate for the client, to use multiple services and products offered by the Company. The Company offers a broad range of loans, deposit, cash management, international banking, and other products and services. The Company also lends, invests, and provides services in accordance with its Community Reinvestment Act ("CRA") commitment. Through RCB, a subsidiary of the Corporation and City National Investments ("CNI"), a division of the Bank, the Company offers personal and employee benefit trust services, including 401(k) and defined benefit plans, manages investments for clients, and engages in securities sales and trading. The Bank also manages and offers mutual funds under the name of CNI Charter Funds.

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

Employees

        At December 31, 2002, the Company had 2,250 full-time equivalent employees. None of the employees are covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

Supervision and Regulation

General

        Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and other clients of the Company, and not for the benefit of shareholders of the Corporation. Set forth below is a summary description of the material laws and regulations which relate to the operations of the Corporation and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

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

Financial Services Modernization Legislation

        The Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") has established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a bank holding company to engage in a full range of financial activities through a new type of entity known as a financial holding company. "Financial activities" include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

        In order for the Corporation to take advantage of the ability to affiliate with certain other financial services providers, the Corporation must elect to become a "financial holding company". The Corporation currently meets the requirements to make an election to become a financial holding company. The Corporation's management has not determined at this time to seek an election to become a financial holding company. The Corporation continues to examine its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Corporation and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Corporation desires to use any of the expanded powers provided in the Financial Services Modernization Act.

        The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engage in any activity authorized for national banks directly or any financial activity, except for, among others, insurance underwriting, insurance investments, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all other activities permitted under new sections of the BHCA or permitted by regulation.

        A national bank seeking to have a financial subsidiary must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. Further, if the bank is among the 50 largest banks in the United States, as is the Bank, it must have an issue of unsecured long-term debt rated in one of the top three investment grade categories. The Bank does not currently qualify to have a financial subsidiary because its credit rating is not in one of the three highest investment grade ratings. National banks, whether qualified to have a financial subsidiary or not, may still conduct activities authorized for national banks directly through operating subsidiaries.

        The Corporation and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act grants to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Corporation and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Corporation and the Bank.

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

        In addition, the Financial Services Modernization Act directed federal banking regulators to adopt consumer protection rules for the sale of insurance products by depository institutions. These rules prohibit depository institutions from conditioning an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule contains required disclosures and addresses cross marketing and referral fees.

USA Patriot Act

        The USA Patriot Act of 2001 strengthens the ability of various agencies of the United States to work cohesively to combat terrorism on a variety of fronts. The impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including;

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

  •
  Filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and implementing regulations.

        The Company is not able to predict the impact of such law on its financial condition or results of operations at this time since the regulations for this law are in proposed form and have yet to be finalized.

Dividends and Other Transfers of Funds

        The Corporation is a legal entity separate and distinct from the Bank. Dividends from the Bank constitute the principal source of income to the Corporation. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Corporation. Under such restrictions, at December 31, 2002 the Bank could have paid dividends of $136.3 million to the Corporation without obtaining prior approval of its banking regulators. In addition, the Federal Reserve has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

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

        Federal law limits the ability of the Bank to extend credit to the Corporation or its other affiliates, to invest in stock or other securities thereof, to take such securities as collateral for loans, and to purchase assets from the Corporation or other affiliates. These restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Corporation or to or in any other affiliate are limited individually to 10.0% of the Bank's capital and surplus and in the aggregate to 20.0% of the Bank's capital and surplus. See "Note 10 to Notes to Consolidated Financial Statements" on page A-60 of this report. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "—Prompt Corrective Action and Other Enforcement Mechanisms."

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

        In addition to the risk-based capital guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated composite 1 under the "Uniform Financial Institutions Rating System (CAMELS)" for banks, which rating is the highest of the five categories used by the federal banking agencies to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all but the most highly-rated banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 4%. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios above the minimum levels. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

        At December 31, 2002, the Corporation and the Bank each exceeded the required risk-based capital ratios for classification as "well capitalized" as well as the required minimum leverage ratios. See "Management's Discussion and Analysis—Balance Sheet Analysis—Capital" on page A-15 of this report.

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

        The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2002 ranged from 0 to 27 cents per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's capital group is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. An institution's supervisory subgroup assignment is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. In addition to its normal deposit insurance premium as a member of the BIF, the Bank must pay an additional premium toward the retirement of the Financing Corporation bonds ("Fico Bonds")

issued in the 1980s to assist in the recovery of the savings and loan industry. In 2002 this premium was approximately 1.8 cents per $100 of insured deposits.

Interstate Banking and Branching

        The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Company has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets. In December 2002, the Company purchased an existing branch in New York and opened a private banking facility. From time to time, the Company may consider and if deemed feasible, may engage in additional interstate branch acquisitions.

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

        A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending, service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." A bank's CRA rating will also affect the ability of the bank and its bank holding company to take advantage of the new powers granted by the Financial Services Modernization Act. Based on the most current examination report dated January 10, 2000, the Bank was rated "satisfactory." See "—Financial Services Modernization Legislation."

Investment Advisers Act

        Under the Investment Advisers Act of 1940 ("Advisers Act"), investment advisers, such as RCB and City National Asset Management, Inc., a subsidiary of the Bank, who manage $25 million or more in client assets or who act as adviser to a registered investment company must register with the Securities and Exchange Commission.

Available Information

        The Company's home page on the Internet is www.cnb.com. The Company makes its web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

        The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for its annual shareholder meetings, as well as any amendment to those reports, available free of charge through its web site as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. You can learn more about the Company by reviewing the Company's SEC filings on its web site. The Company's SEC reports can be accessed through the investor relations page of its web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Corporation."

Item 2. Properties

        The Company has its principal offices in the City National Center, 400 North Roxbury Drive, Beverly Hills, California 90210, which the Company owns and occupies. The property has a market value in excess of its depreciated value included in the Company's financial statements. The Company actively maintains operations in 54 banking offices and certain other properties.

        Since 1967, the Bank's Pershing Square Banking Office and a number of Bank departments have been a tenant of the office building located at 606 South Olive Street in downtown Los Angeles. The building was originally developed and built by a partnership between a wholly-owned subsidiary of the Bank, Citinational Bancorporation, and Buckeye Construction Co., and Buckeye Realty and Management Corporation (two corporations then affiliated with Mr. Bram Goldsmith, then only a director and currently Chairman of the Board of the Corporation). Since its completion, the building has been owned by Citinational-Buckeye Building Co., a limited partnership of which Citinational Bancorporation and Olive-Sixth Buckeye Co. are the only general partners, each with a 29% partnership interest. Citinational Bancorporation has an additional 3% interest as a limited partner of Citinational-Buckeye Building Co.; the remainder is held by other, unaffiliated limited partners. Olive- Sixth Buckeye Co. is a limited partnership of which Mr. Goldsmith is a 49% general partner; therefore, Mr. Goldsmith has an indirect 14% ownership interest in Citinational-Buckeye Building Co. The remaining general partner and all limited partners of Olive-Sixth Buckeye Co. are not affiliated with the Corporation. Since 1990, Citinational-Buckeye Building Co. has managed the building, which is almost fully leased.

        As of December 31, 2002, the Bank owned one other banking office property in Riverside, California.

        The remaining banking offices and other properties are leased by the Bank. Total annual rental payments (exclusive of operating charges and real property taxes) are approximately $20.9 million, with lease expiration dates ranging from 2003 to 2013, exclusive of renewal options.

Item 3. Legal Proceedings

        The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, does not believe that the outcome of such lawsuits will have a material adverse effect upon the Company.

        The Corporation is not aware of any material proceedings to which any director, officer, or affiliate of the Corporation, any owner of record or beneficially of more than 5% of the voting securities of the Corporation as of December 31, 2002, or any associate of any such director, officer, affiliate of the Corporation, or security holder is a party adverse to the Corporation or any of its subsidiaries or has a material interest adverse to the Corporation or any of its subsidiaries, except as follows. Stuart Buchalter, a director of the Corporation and the Bank, also serves as a co-trustee of an insurance trust created by a client of the Bank. The insurance trust, the Bank's client, a business trust of the Bank's client and certain related entities are adverse parties to the Bank in a collection action brought by the Bank, as further described under the heading "Certain Transactions" in the Corporation's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which description is incorporated by reference in Item 13 of Part III of this report.

Item 4. Submission of Matters to a Vote of Security Holders

        There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

Item 4A. Executive Officers of the Registrant

        Shown below are names and ages of all executive officers of the Corporation and officers of the Bank who are deemed to be executive officers of the Corporation, with indication of all positions and offices with the Corporation and the Bank. Mr. Russell Goldsmith is the son of Mr. Bram Goldsmith.

Name	Age	Present principal occupation and principal occupation during the past five years
Russell D. Goldsmith	53	Vice Chairman and Chief Executive Officer, City National Corporation since October 1995; Chairman of the Board and Chief Executive Officer, City National Bank since October 1995
Bram Goldsmith	80	Chairman of the Board, City National Corporation
George H. Benter, Jr.	61	President, City National Corporation since 1993; President and Chief Operating Officer, City National Bank since 1992
Frank P. Pekny	59	Executive Vice President and Treasurer/Chief Financial Officer, City National Corporation since 1992; Vice Chairman and Chief Financial Officer since 1995, City National Bank
Michael B. Cahill	49
		Executive Vice President, Secretary and General Counsel, City National Bank and City National Corporation, since June 2001; President and CEO, Avista Ventures, Inc., and Pentzer Corporation, 1999-2001; President and CEO, Imfax, Inc. 1997-1999
Heng W. Chen	50
		Assistant Chief Financial Officer and Assistant Treasurer since June 1998, Controller, 1996 to 1998, Assistant Treasurer, 1991 to 1996, City National Corporation; Executive Vice President, Finance since March 2000, Senior Vice President, Finance, June 1998 to March 2000, Senior Vice President-Finance and Controller, 1995 to 1998, City National Bank
Jan R. Cloyde	52	Executive Vice President and Director of Banking Services, City National Bank since October 1998; Executive Vice President Home Savings of America from September 1996 to September 1998
Stephen D. McAvoy	57
		Controller, City National Corporation since March 1998; Senior Vice President and Controller, City National Bank since March 1998; Vice President — Controller, Transamerica Home Loan, August 1997 to February 1998
Christopher J. Warmuth	48
		Executive Vice President and Chief Credit Officer, City National Bank since June 2002; Executive Vice President and Chief Commercial Credit Officer, Bank of the West April 2002 to May 2002; Chief Credit Officer and Head of the Quality Management Division United California Bank (formerly Sanwa Bank California) March 1998 to March 2002; Senior Vice President and Manager Special Assets Department Sanwa Bank California June 1994 to February 1998

PART II

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

Quarter Ended	High	Low	Dividends Declared
2002
March 31	$53.18	$45.40	$0.195
June 30	56.42	50.10	0.195
September 30	54.58	43.49	0.195
December 31	48.39	40.10	0.195
2001
March 31	$40.31	$32.97	$0.185
June 30	45.00	35.50	0.185
September 30	49.75	39.11	0.185
December 31	47.19	37.25	0.185

        As of February 28, 2003 the closing price of the Corporation's stock on the New York Stock Exchange was $46.56 per share. As of that date, there were approximately 1,725 record holders of the Corporation's common stock. On January 22, 2003, the Board of Directors authorized a regular quarterly cash dividend on its common stock at an increased rate of $0.205 per share payable on February 18, 2003.

        For a discussion of dividend restrictions on the Corporation's common stock, see "Note 10 to Notes to Consolidated Financial Statements" on page A-60 of this report.

Item 6. Selected Financial Data

        The information required by this item appears on page A-2, under the caption "Selected Financial Information," and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item appears on pages A-3 through A-35, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item appears on pages A-16 through A-21, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        The information required by this item appears on pages A-37 through A-70 and on page A-35, under the captions "2002 Quarterly Operating Results" and "2001 Quarterly Operating Results," and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item, to the extent not included under "Item 4A. Executive Officers of the Registrant" in Part I of this report, will appear in the Corporation's definitive proxy statement for the 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2003 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 11. Executive Compensation

        The information required by this item will appear in the 2003 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2003 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will appear in the 2003 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2003 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13. Certain Relationships and Related Transactions

        The information required by this item will appear in the 2003 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2002 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period. Also see "Note 4 to Notes to Consolidated Financial Statements" on page A-50 of this report.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's disclosure controls and procedures were designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to management, including the chief executive officer and chief financial officer, in a timely manner. In connection with the Company's system of disclosure controls and procedures, the Company has created a disclosure committee which consists of certain members of the Company's senior management. The system is further supported by formal policies and procedures, including a Code of Conduct designed to ensure employees adhere to the highest standards of personal and professional integrity. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures.

        Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The Company's management, including the Company's disclosure committee and its chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the evaluation date.

Changes in Internal Controls

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

1.
Financial Statements:

2.
All other schedules and separate financial statements of 50% or less owned companies accounted for by the equity method have been omitted because they are not applicable.

3.
Exhibits

3.	(a)	Restated Certificate of Incorporation (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
	(b)	Form of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
	(c)	Bylaws, as amended to date (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10- K for the year ended December 31, 1999.)
4.	(a)	Specimen Common Stock Certificate for Registrant
	(b)	Issuing and Paying Agreement between the Bank and Continental Stock Transfer & Trust Company dated as of January 7, 1998 pursuant to which the Bank issued its 6 3/8% Subordinated Notes Due 2008 in the principal amount of $125 million and form of 6 3/8% Subordinated Note due 2008
	(c)	6 3/4% Subordinated Notes Due 2011 in the principal amount of $150.0 million (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.)
	(d)	Indenture dated as of February 13, 2003 between Registrant and U.S. Bank National Association, as Trustee pursuant to which Registrant issued its 5 1/8% Senior Notes due 2013 in the principal amount of $225.0 million and form of 5 1/8% Senior Note due 2013
	(e)	Certificate of Amendment of Articles of Incorporation of CN Real Estate Investment Corporation Articles of Incorporation
	(f)	CN Real Estate Investment Corporation By Laws (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.)

	(g)	CN Real Estate Investment Corporation Servicing Agreement (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.)
	(h)	CN Real Estate Investment Corporation II Articles of Amendment and Restatement
	(i)	CN Real Estate Investment Corporation II Amended and Restated Bylaws
	(j)	Rights Agreement dated as of February 26, 1997 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.	(a)*	Sixth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated March 18, 1998
	(b)*	Seventh Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated June 1, 1999 (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)
	(c)*	Employment Agreement made as of May 15, 2001, by and between Bram Goldsmith, and the Registrant and City National Bank, including Eighth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated May 15, 2001 (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)
	(d)*	Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated as of June 13, 1980, and first through fourth amendments thereto (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
	(e)*	Fifth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated May 15, 1995
	(f)*	1985 Stock Option Plan, as amended to date (This Exhibit is incorporated by reference from the Registrant's Annual Report Form 10-K for the year ended December 31, 1999.)
	(g)*	Stock Option Agreement under the Registrant's 1985 Stock Option Plan dated as of October 16, 1995, between the Registrant and Russell Goldsmith (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.)
	(h)*	Employment Agreement made as of March 20, 2003 by and between Russell Goldsmith and the Registrant and City National Bank
	(i)*	1995 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.)
	(j)*	Amended and Restated Section 2.8 of 1995 Omnibus Plan
	(k)*	1999 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)

(l)*	2002 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Proxy Statement filed with the SEC for the year ended December 31, 2001.)
(m)*	1999 Variable Bonus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
(n)*	First Amendment to 1999 Variable Bonus Plan (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)
(o)*	2000 City National Bank Executive Deferred Compensation Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.)
(p)*	Form of Change of Control Agreement for members of City National Bank executive committee (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
(q)*	2000 City National Bank Director Deferred Compensation Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.)
(r)*	City National Bank Executive Management Bonus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.)
(s)*	City National Corporation 2001 Stock Option Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.)
(t)	Lease dated September 30, 1996 between Citinational-Buckeye Building Co. and City National Bank
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan or arrangement

(b)
The registrant filed a report, dated October 17, 2002, on Form 8-K under items 5 and 7 regarding the financial results for the quarter and nine months ended September 30, 2002.

  The registrant filed a report, dated October 25, 2002, on From 8-K under item 5 regarding an increase to the Corporation's current stock repurchase program and the announcement of third quarter 2002 common stock dividend.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
By	/s/ RUSSELL D. GOLDSMITH Russell D. Goldsmith, Chief Executive Officer

March 19, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUSSELL D. GOLDSMITH Russell D. Goldsmith (Principal Executive Officer)	Vice Chairman/ Chief Executive Officer and Director	March 19, 2003
/s/ FRANK P. PEKNY Frank P. Pekny (Principal Financial Officer)	Executive Vice President and Chief Financial Officer	March 19, 2003
/s/ STEPHEN D. MCAVOY Stephen D. McAvoy (Principal Accounting Officer)	Controller	March 19, 2003
/s/ BRAM GOLDSMITH Bram Goldsmith	Chairman of the Board and Director	March 19, 2003
/s/ GEORGE H. BENTER, JR. George H. Benter, Jr.	President and Director	March 19, 2003
/s/ RICHARD L. BLOCH Richard L. Bloch	Director	March 19, 2003

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	March 19, 2003
Stuart D. Buchalter	Director
/s/ MICHAEL L. MEYER Michael L. Meyer	Director	March 19, 2003
/s/ RONALD L. OLSON Ronald L. Olson	Director	March 19, 2003
/s/ ROBERT H. TUTTLE Robert H. Tuttle	Director	March 19, 2003
/s/ ANDREA L. VAN DE KAMP Andrea L. Van de Kamp	Director	March 19, 2003
/s/ KENNETH ZIFFREN Kenneth Ziffren	Director	March 19, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Russell D. Goldsmith certify that:

1.
I have reviewed this annual report on Form 10-K of City National Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
DATE: March 19, 2003	/s/ RUSSELL D. GOLDSMITH RUSSELL D. GOLDSMITH Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Frank P. Pekny certify that:

1.
I have reviewed this annual report on Form 10-K of City National Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
DATE: March 19, 2003	/s/ FRANK P. PEKNY FRANK P. PEKNY Chief Financial Officer

FINANCIAL HIGHLIGHTS

Dollars in thousands, except per share amounts	2002	2001	Increase (Decrease) Amount
FOR THE YEAR
Net income	$183,100	$146,170	$36,930
Adjusted net income*	183,100	159,038	24,062
Net income per common share, basic	3.69	3.05	0.64
Net income per common share, diluted	3.56	2.96	0.60
Net income — new GAAP per common share, diluted*	3.56	3.22	0.34
Dividends per common share	0.78	0.74	0.04
AT YEAR END
Assets	$11,870,392	$10,176,316	$1,694,076
Deposits	9,839,698	8,131,202	1,708,496
Loans	7,999,470	7,159,206	840,264
Securities	2,226,656	1,814,839	411,817
Shareholders' equity	1,109,959	890,577	219,382
Book value per common share	22.66	18.50	4.16
AVERAGE BALANCES
Assets	$10,891,575	$9,328,512	$1,563,063
Deposits	8,639,546	7,067,984	1,571,562
Loans	7,822,653	6,713,315	1,109,338
Securities	1,968,498	1,656,028	312,470
Shareholders' equity	1,049,393	825,344	224,049
SELECTED RATIOS
Return on average assets	1.68%	1.57%	0.11%
Return on average shareholders' equity	17.45	17.71	(0.26)
Adjusted return on average assets*	1.68	1.70	(0.02)
Adjusted return on average shareholders' equity*	17.45	19.27	(1.82)
Tier 1 leverage ratio	7.55	7.26	0.29
Total risk-based capital ratio	14.26	14.08	0.18
Dividend payout ratio per common share	21.10	24.26	(3.16)
Adjusted dividend payout ratio per common share*	21.10	22.30	(1.20)
Net interest margin	5.30	5.26	0.04
Efficiency ratio	49.20	54.08	(4.88)
Adjusted efficiency ratio*	49.20	51.86	(2.66)
AT YEAR END
Assets under management	$7,407,003	$7,651,037	$(244,034)
Assets under management or administration	19,513,299	18,785,619	727,680

*
Adjusted excludes goodwill amortization in years prior to 2002 to reflect both periods on a comparable basis in accordance with "new GAAP"

SELECTED FINANCIAL INFORMATION

	As of or for the year ended December 31,
In thousands, except per share data
	2002	2001	2000	1999	1998
Statement of Operations Data:
Interest income	$609,700	$625,248	$646,288	$470,446	$423,949
Interest expense	94,444	191,094	239,772	148,441	130,278

Net interest income	515,256	434,154	406,516	322,005	293,671
Provision for credit losses	67,000	35,000	21,500	—	—
Noninterest income	146,293	132,384	109,484	87,212	67,684
Noninterest expense	332,591	313,395	294,770	241,803	211,331

Income before taxes	261,958	218,143	199,730	167,414	150,024
Income taxes	78,858	71,973	68,070	59,307	53,796

Net Income	$183,100	$146,170	$131,660	$108,107	$96,228

Adjusted net income (1)	$183,100	$159,038	$142,883	$113,278	$99,577

Per Share Data:
Net income per share, basic	$3.69	$3.05	$2.79	$2.37	$2.08
Net income per share, diluted	3.56	2.96	2.72	2.30	2.00
Adjusted net income per share, diluted (1)	3.56	3.22	2.95	2.41	2.07
Cash dividends declared	0.78	0.74	0.70	0.66	0.56
Book value per share	22.66	18.50	15.61	12.58	12.21
Shares used to compute income per share, basic	49,563	47,896	47,178	45,683	46,357
Shares used to compute income per share, diluted	51,389	49,376	48,393	46,938	48,141
Balance Sheet Data—At Period End:
Assets	$11,870,392	$10,176,316	$9,096,669	$7,213,619	$6,427,781
Deposits	9,839,698	8,131,202	7,408,670	5,669,409	4,887,402
Loans	7,999,470	7,159,206	6,527,145	5,490,669	4,530,427
Securities	2,226,656	1,814,839	1,547,844	1,102,092	1,012,526
Interest-earning assets	10,858,337	9,447,311	8,286,067	6,677,475	5,982,968
Shareholders' equity	1,109,959	890,577	743,648	571,646	561,803
Balance Sheet Data—Average Balances:
Assets	$10,891,575	$9,328,512	$8,426,129	$6,488,834	$5,633,829
Deposits	8,639,546	7,067,984	6,334,846	4,809,800	4,267,602
Loans	7,822,653	6,713,315	6,236,334	4,822,254	4,213,853
Securities	1,968,498	1,656,028	1,350,971	1,050,716	842,346
Interest-earning assets	9,996,998	8,520,242	7,698,884	5,985,018	5,187,897
Shareholders' equity	1,049,393	825,344	667,618	564,091	538,426
Asset Quality:
Nonaccrual loans	$71,357	$38,563	$61,986	$25,288	$23,138
ORE	670	10	522	1,413	3,480

	$72,027	$38,573	$62,508	$26,701	$26,618

Performance Ratios:
Return on average assets	1.68%	1.57%	1.56%	1.67%	1.71%
Return on average shareholders' equity	17.45	17.71	19.72	19.16	17.87
Return on average assets adjusted (1)	1.68	1.70	1.70	1.75	1.77
Return on average shareholders' equity adjusted (1)	17.45	19.27	19.21	19.82	17.72
Net interest spread	4.65	3.95	3.81	4.12	4.27
Net interest margin	5.30	5.26	5.44	5.56	5.86
Average shareholders' equity to average assets	9.63	8.85	7.92	8.69	9.56
Dividend payout ratio per share	21.10	24.26	24.95	27.91	27.06
Adjusted dividend payout ratio per share (1)	21.10	22.30	23.00	26.64	26.15
Efficiency ratio (2)	49.20	54.08	55.76	57.58	56.87
Efficiency ratio adjusted (1) (2)	49.20	51.86	53.64	56.35	55.97
Asset Quality Ratios:
Nonaccrual loans to total loans	0.89%	0.54%	0.95%	0.46%	0.51%
Nonaccrual loans and ORE to total loans and ORE	0.90	0.54	0.96	0.49	0.59
Allowance for credit losses to total loans	2.06	2.00	2.07	2.44	2.99
Allowance for credit losses to nonaccrual loans	230.53	370.46	218.49	530.20	584.92
Net (charge-offs) recoveries to average loans	(0.69)	(0.41)	(0.48)	(0.10)	(0.12)

(1)
Adjusted balances reflect the elimination of goodwill amortization of $12,868, $11,223, $5,171, and $3,349 for the years ended December 31, 2001, 2000, 1999, and 1998, respectively, to reflect all periods on a comparable basis

(2)
The efficiency ratio is defined as noninterest expense excluding ORE expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

MANAGEMENT'S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.

        Management believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of its consolidated financial statements:

Accounting for securities

        All securities other than trading securities are classified as available-for-sale and are valued at fair value. Trading securities are valued at fair value with any unrealized gains or losses included in income. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included in comprehensive income net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method.

        If available, quoted market prices provide the best indication of value. If quoted market prices are not available for fixed maturity securities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and maturity of the investments. Alternatively, matrix or model pricing may be used to determine an appropriate fair value. The determination of market or fair value considers various factors, including time value and volatility factors; price activity for equivalent instruments; counterparty credit quality; and the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions. Changes in assumptions could affect the fair values of investments.

        For the substantial majority of our portfolios, fair values are determined based upon externally verifiable model inputs and quoted prices. All financial models that are used for updating the Company's published financial statements, or for independent risk monitoring, must be validated and periodically reviewed by qualified personnel. Using this information, the Company conducts regular reviews to assess whether other-than-temporary impairment exists. Deteriorating economic conditions-global, regional, or related to specific issuers-could adversely affect these values. The Company considers such factors as the length of time and the extent to which the market value has been less than cost. If an other-than-temporary impairment is determined to exist, the impairment is included in income.

Accounting for the allowance for credit losses

        The provision for credit losses charged to operations reflects management's judgment of the adequacy of the allowance for credit losses and is determined through quarterly analytical reviews of the loan portfolio, problem loans and consideration of such other factors as the Company's loan loss experience, trends in problem loans, concentrations of credit risk, and current economic conditions, as well as the results of the Company's ongoing credit examination process and that of its regulators. As conditions change, our level of provisioning and allowance for credit losses may change.

        Larger balance, non-homogenous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for credit losses attributed to these loans is established via a process that begins with estimates of probable loss inherent in the portfolio based upon various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; geographic, industry, and other environmental factors; and model imprecision. Management also considers overall portfolio indicators, including trends in internally risk-rated exposures, classified exposures, cash-basis loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

        Within the allowance for credit losses, amounts are specified for larger-balance, non-homogeneous loans that have been individually determined to be impaired. These amounts consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted in the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral.

        Each portfolio of smaller balance, homogeneous loans, including residential first mortgage, installment, revolving credit and most other consumer loans, is collectively evaluated for loss potential. The allowance for credit losses is established via a process that begins with estimates of probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, and trends in volumes and terms of loans, an evaluation of overall credit quality and the credit process, including lending policies and procedures, economic, geographical, product, and other environmental factors; and model imprecisions.

Accounting for derivatives and hedging activities

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

        For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives will be reflected in current earnings, together with changes in the fair value of the related hedged item. For effective cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, changes in the derivatives' fair value will not be included in current earnings but will be reported as other comprehensive income. These changes in fair value will be included in earnings of future periods when earnings will be affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values will be immediately included in current earnings.

        The Company uses "plain vanilla" interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed-rate deposits and borrowings and 2) to certain cash flows related to future interest payments on variable rate loans. The positive mark-to-market on the fair value hedges has resulted in the recognition of other assets and an increase in hedged deposits and borrowings. The positive mark-to-market on cash flow hedges of variable-rate loans has resulted in the recognition of other assets and comprehensive income.

        Fair values are determined from verifiable third-party sources who have considerable experience with the interest-rate swap market.

        The periodic net settlement of these interest-rate risk management instruments is recorded as an adjustment to net interest income.

Accounting for stock options

        The Company applies APB Opinion No. 25 in accounting for the plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. As a practice, the Corporation's stock option grants are such that the exercise price equals the current market price of the common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 using the Black Scholes option-pricing model, the Company's proforma net income would have been reduced to the proforma amounts indicated below:

Dollars in thousands, except per share amounts	2002	2001	2000
Net income, as reported	$183,100	$146,170	$131,660
Proforma net income	172,935	138,537	125,078
Net income per share, basic, as reported	3.69	3.05	2.79
Proforma net income per share, basic	3.49	2.89	2.65
Net income per share, diluted, as reported	3.56	2.96	2.72
Proforma net income per share, diluted	3.37	2.81	2.58
Percentage reduction in net income per share, diluted	5.3%	5.1%	5.1%

        The Black Scholes option-pricing model requires assumptions on expected life of the options that is based upon the pattern of exercise of options granted by the Corporation in the past; volatility based on changes in the price of the Corporation's common stock during the past 10 years, measured monthly; dividend yield and risk-free investment rate. Actual dividend payments will depend upon a number of factors, including future financial results, and may differ substantially from the assumption. The risk-free investment rate is based on the yield on 10 year U.S. Treasury Notes on the grant date.

        The actual value, if any, which a grantee may realize will depend upon the difference between the option exercise price and the market price of the Corporation's common stock on the date of exercise.

OVERVIEW

        The Corporation is the holding company for the Bank. References to the "Company" mean the Corporation and the Bank together. The financial information presented herein includes the account of the Corporation, its non-bank subsidiaries, the Bank, and the Bank's wholly owned subsidiaries. All material transactions between these entities are eliminated.

        See "Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995," on pages A-33 and A-34 in connection with "forward looking" statements included in this report.

        Consolidated net income for 2002 was $183.1 million, or $3.56 per diluted common share, compared with $146.2 million, or $2.96 per diluted common share, in 2001. The Company's 2002 net income of $183.1 million was up 15.13% from $159.0 million a year earlier, this latter amount having been adjusted to reflect the new accounting standards for goodwill amortization ("New GAAP"). Net income per diluted common share of $3.56 increased 10.56% over $3.22 on a comparable basis. The increase in net income reflects the growth in the Company's loans and deposits during 2002 as well as an increase in service fees. Net interest income on a fully taxable-equivalent basis for 2002 increased

$82.3 million over 2001. Noninterest income increased $13.9 million compared with 2001. Partially offsetting these increases was a $32.0 million increase in the provision for credit losses and a $19.2 million increase in noninterest expense in 2002 compared with 2001.

        The return on average assets in 2002 was 1.68%, compared with, on an adjusted basis, 1.70% in 2001. The return on average shareholders' equity declined to 17.45%, compared with, on an adjusted basis 19.27% for the prior year. The adjustment makes the 2001 data comparable with New GAAP. The lower return on average shareholders' equity for the year compared with the prior year was due primarily to a higher level of shareholders' equity from increased unrealized gains on available-for-sale securities, retained net income, the shares issued for the Civic acquisition and from the exercise of stock options, net of treasury share repurchases.

        Management currently expects net income per diluted common share for 2003 to be in the range of approximately 8.0% to 10.0% higher than net income per diluted common share for 2002 in light of the business indicators discussed below. This expectation as well as all other expectations in this report are before the impact of the anticipated acquisition of Covergent Capital Management LLC described below.

        Total assets at December 31, 2002 were $11,870.4 million, compared with $10,176.3 million at December 31, 2001.

        Total average assets increased to $10,891.6 million in 2002 from $9,328.5 million in 2001, an increase of $1,563.1 million, or 16.8%, primarily due to increases in average loans and average securities. Total average loans rose to $7,822.7 million for the year 2002, an increase of 16.5% over the prior year. Year-over-year loan growth was driven primarily by increases in real estate mortgages, residential first mortgages, commercial loans and construction loans. Average deposits rose during the year 2002 to $8,639.5 million, an increase of 22.2% over $7,068.0 million for 2001.

        Total nonperforming assets (nonaccrual loans and ORE) were $72.0 million, or 0.90% of total loans and ORE at December 31, 2002, compared with $38.6 million, or 0.54%, at December 31, 2001. The allowance for credit losses at December 31, 2002 totaled $164.5 million, or 2.06% of outstanding loans. Net loan charge-offs were $54.1 million and $27.6 million for the years 2002 and 2001, respectively. The increase in nonperforming assets and net loan charge-offs in 2002 was primarily due to the generally weak economic environment and in addition, the increase in net loan charge-offs was also largely due to management's decision to reduce the exposure in selected portfolios. Management believes the allowance for credit losses is adequate to cover risks inherent in the portfolio at December 31, 2002.

        Over the last three years, the Company's assets, loans and deposits have grown by 65%, 46% and 74%, respectively. The growth primarily reflects the successful sales efforts of the Company's colleagues. The growth was augmented however, by the bank acquisitions closed by the Company over that same period. The Corporation regularly evaluates, and holds discussions with, various potential acquisition candidates.

        On February 28, 2002, the Corporation completed its acquisition of Civic BanCorp ("Civic"). The Corporation paid consideration equal to $123.5 million (including the consideration for stock options), 53.5% of which was paid in the Corporation's common stock and 46.5% of which was paid in cash. The transaction was accounted for as a purchase. Civic had total assets, loans, and deposits of $502.8 million, $368.4 million, and $438.5 million, respectively at the date of acquisition. The acquisition resulted in the recording of goodwill of $71.2 million and core deposit intangibles of $16.0 million.

        On December 29, 2000, the Corporation acquired RCB, an investment management firm which had $1.1 billion in assets under management. The total consideration was valued at $15.4 million and includes equity participation notes payable to the sellers due in 2003 and 2005 unless redeemed early at the option of the Corporation. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of $14.3 million.

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

        Under the modified October 26, 2000 stock buyback program of 2 million shares of the Corporation's common stock, 1,707,500 shares have been repurchased as of December 31, 2002 at a cost of $71.4 million, or an average price of $41.83 per share. On January 22, 2003, the Board of Directors authorized a 1 million-share stock buyback program of the Corporation's common stock commencing upon the completion of the current modified October 26, 2000 authorized 2 million-share buyback program. Subsequently, additional shares were repurchased to complete the entire 2 million share program at a total cost of $84.8 million. Through February 28, 2003, 63,200 shares have been repurchased under the January 22, 2003 authorized 1 million share program at an average price of $45.65 per share.

        The Corporation paid dividends of $0.78 per share of common stock in 2002 and $0.74 per share of common stock in 2001. On January 22, 2003, the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $0.205 per share to shareholders of record on February 5, 2003 payable on February 18, 2003. This reflects a 5.1% increase over the quarterly dividend paid in 2002.

RECENT STRATEGIC DEVELOPMENTS

        On February 13, 2003, City National Corporation announced the sale of $225 million of senior notes in a private placement offering to qualified buyers under Rule 144A of the Securities Act of 1933. The notes bear interest at a fixed rate of 5.125% each year until maturity in 2013. The net proceeds from the offering will be used for general corporate purposes, including to finance the Corporation's announced acquisition of Convergent Capital Management LLC described below, possible future acquisitions, the Corporation's stock repurchase program and debt repayment.

        Moving to further expand and diversify its asset management business, on January 31, 2003, the Corporation announced that it had entered into a definitive agreement to acquire Convergent Capital Management LLC, a privately held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms. Combined, these 10 firms manage assets of $6.5 billion. The purchase price is $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt, and is subject to closing adjustments. Upon satisfaction of regulatory and other customary closing conditions, the acquisition is expected to close in the second quarter of 2003.

RESULTS OF OPERATIONS

Operations Summary

        Following is an operations summary on a fully taxable-equivalent basis for each of the last five years ended December 31.

		Increase (Decrease)			Increase (Decrease)
							Year Ended December 31,
Dollars in thousands except per share amounts	Year Ended 2002			Year Ended 2001
		Amount	%		Amount	%	2000	1999	1998
Interest income (1)	$624,504	$(14,410)	(2)	$638,914	$(19,960)	(3)	$658,874	$481,113	$434,512
Interest expense	94,444	(96,650)	(51)	191,094	(48,678)	(20)	239,772	148,441	130,278

Net interest income	530,060	82,240	18	447,820	28,718	7	419,102	332,672	304,234
Provision for credit losses	67,000	32,000	91	35,000	13,500	63	21,500	—	—
Noninterest income	146,293	13,909	11	132,384	22,900	21	109,484	87,212	67,684
Noninterest expense:
Staff expense	195,652	25,288	15	170,364	10,582	7	159,782	133,935	114,965
Other expense	136,939	(6,092)	(4)	143,031	8,043	6	134,988	107,868	96,366

Total	332,591	19,196	6	313,395	18,625	6	294,770	241,803	211,331

Income before income taxes	276,762	44,953	19	231,809	19,493	9	212,316	178,081	160,587
Income taxes	78,858	6,885	10	71,973	3,903	6	68,070	59,307	53,796
Less: adjustments (1)	14,804	1,138	8	13,666	1,080	9	12,586	10,667	10,563

Net income	$183,100	$36,930	25	$146,170	$14,510	11	$131,660	$108,107	$96,228

Adjusted net income (2)	$183,100	$24,062	15	$159,038	$16,155	11	$142,883	$113,278	$99,577

Net income per share, diluted	$3.56	$0.60	20	$2.96	$0.24	9	$2.72	$2.30	$2.00

Adjusted net income per share diluted	$3.56	$0.34	11	$3.22	$0.27	9	$2.95	$2.41	$2.07

(1)
Includes amounts to convert nontaxable income to fully taxable-equivalent yield. To compare tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

(2)
Adjusted balances reflect the elimination of goodwill amortization of $12,868, $11,223, $5,171 and $3,349 for the years ended December 31, 2001, 2000, 1999 and 1998, respectively, to reflect all periods on a comparable basis.

Net Interest Income

        Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.

        The following table shows average balances, interest income and yields for the last five years.

Net Interest Income Summary

	2002			2001
Dollars in thousands	Average Balance	Interest income/ expense (1)	Average interest rate	Average Balance	Interest income/ expense (1)	Average interest rate
Assets
Earning assets (2)
Loans:
Commercial	$3,580,293	$215,388	6.02%	$3,127,252	$246,332	7.88%
Real estate mortgage	1,831,125	131,404	7.18	1,582,853	130,268	8.23
Residential first mortgages	1,704,571	115,757	6.79	1,417,443	102,036	7.20
Real estate construction	634,074	35,221	5.55	513,184	38,676	7.54
Installment	72,590	6,335	8.73	72,583	6,844	9.43

Total loans (3)	7,822,653	504,105	6.44	6,713,315	524,156	7.81
State and municipal investment securities	—	—	—	—	—	—
Taxable investment securities	—	—	—	—	—	—
Securities available-for-sale	1,968,498	117,188	5.95	1,656,028	109,506	6.61
Federal funds sold and securities purchased under resale agreements	171,809	2,759	1.61	107,247	3,298	3.08
Trading account securities	34,038	452	1.33	43,652	1,954	4.48

Total interest-earning assets	9,996,998	624,504	6.25	8,520,242	638,914	7.50

Allowance for credit losses	(158,939)			(136,981)
Cash and due from banks	430,085			399,978
Other nonearning assets	623,431			545,273

Total assets	$10,891,575			$9,328,512

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest checking accounts	616,158	1,546	0.25	$554,641	2,114	0.38
Money market accounts	2,517,341	34,161	1.36	1,552,404	44,162	2.84
Savings deposits	225,217	2,016	0.90	247,280	7,064	2.86
Time deposits—under $100,000	226,042	5,368	2.37	245,350	11,397	4.65
Time deposits—$100,000 and over	1,239,576	27,621	2.23	1,469,874	68,513	4.66

Total interest—bearing deposits	4,824,334	70,712	1.47	4,069,549	133,250	3.27
Federal funds purchased and securities sold under repurchase agreements	199,110	3,033	1.52	326,889	13,218	4.04
Other borrowings	879,145	20,699	2.35	990,779	44,626	4.50

Total interest—bearing liabilities	5,902,589	94,444	1.60	5,387,217	191,094	3.55

Noninterest—bearing deposits	3,815,212			2,998,435
Other liabilities	124,381			117,516
Shareholders' equity	1,049,393			825,344

Total liabilities and shareholders' equity	$10,891,575			$9,328,512

Net interest spread			4.65%			3.95%

Fully taxable equivalent net interest income		$530,060			$447,820

Net interest margin			5.30%			5.26%

(1)
Fully taxable-equivalent basis. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

(2)
Includes average nonaccrual loans of $58,707, $45,167, $40,431, $22,676, and $32,140 for 2002, 2001, 2000, 1999, and 1998, respectively.

(3)
Loan income includes loan fees of $24,762, $22,753, $20,351, $17,662, and $12,185 for 2002, 2001, 2000, 1999, and 1998, respectively.

2000			1999			1998
Average Balance	Interest income/ expense (1)	Average interest rate	Average Balance	Interest income/ expense (1)	Average interest rate	Average Balance	Interest income/ expense (1)	Average interest rate
$3,189,457	$294,598	9.24%	$2,560,701	$219,460	8.57%	$2,186,395	$195,288	8.93%
1,336,443	123,444	9.24	851,396	75,956	8.92	755,752	71,976	9.52
1,235,106	89,973	7.28	1,069,522	77,330	7.23	1,028,966	76,874	7.47
409,281	42,362	10.35	288,084	27,496	9.54	191,782	20,874	10.88
66,047	6,118	9.26	52,551	5,208	9.91	50,958	5,044	9.90

6,236,334	556,495	8.92	4,822,254	405,450	8.41	4,213,853	370,056	8.78
—	—	—	—	—	—	103,491	7,044	6.81
—	—	—	—	—	—	100,350	6,260	6.24
1,350,971	95,950	7.10	1,050,716	70,205	6.68	638,505	44,057	6.90
46,298	2,809	6.07	44,637	2,381	5.33	66,379	3,458	5.21
65,281	3,620	5.55	67,411	3,077	4.56	65,319	3,637	5.57

7,698,884	658,874	8.56	5,985,018	481,113	8.04	5,187,897	434,512	8.38

(139,701)			(139,973)			(137,257)
341,947			295,432			310,201
524,999			348,357			272,988

$8,426,129			$6,488,834			$5,633,829

$540,765	2,780	0.51	$411,350	2,065	0.50	$385,075	3,751	0.97
1,317,186	47,404	3.60	989,888	29,385	2.97	892,765	27,018	3.03
237,024	10,040	4.24	200,579	7,547	3.76	169,606	6,167	3.64
260,115	14,770	5.68	202,387	9,658	4.77	201,152	10,428	5.18
1,377,406	80,733	5.86	928,692	44,559	4.80	761,048	39,873	5.24

3,732,496	155,727	4.17	2,732,896	93,214	3.41	2,409,646	87,237	3.62
264,013	16,269	6.16	232,350	11,019	4.74	209,982	10,821	5.15
1,047,622	67,776	6.47	818,809	44,208	5.40	553,153	32,220	5.82

5,044,131	239,772	4.75	3,784,055	148,441	3.92	3,172,781	130,278	4.11

2,602,350			2,076,904			1,857,956
112,030			63,784			64,666
667,618			564,091			538,426

$8,426,129			$6,488,834			$5,633,829

		3.81%			4.12%			4.27%
	$419,102			$332,672			$304,234

		5.44%			5.56%			5.86%

        Taxable-equivalent net interest income totaled $530.1 million in 2002, an increase of $82.3 million, or 18.4%, from 2001. The increase in net interest income was due to strong average loan and average core deposit growth. Included in 2002 was $32.2 million from the receipt of net settlements of interest rate risk management instruments compared to $15.0 million in 2001. Also interest income recovered on nonaccrual and charged-off loans included above was $2.3 million in 2002, compared with $4.3 million for 2001.         The fully taxable-equivalent net interest margin in 2001 was 5.30%, compared with 5.26% for 2001. The increase of 4 basis points reflects a more stable interest rate environment in 2002 and the significant increase in funding earning assets with demand deposits.

        Net interest income is impacted by the volume, mix, and rate of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income between 2002 and 2001 as well as between 2001 and 2000 broken down between volume and rate.

Changes in Net Interest Income

	2002 vs 2001			2001 vs 2000
	Increase (decrease) due to			Increase (decrease) due to
Dollars in thousands— fully taxable equivlent basis			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Loans	$79,500	$(99,551)	$(20,051)	$40,391	$(72,730)	$(32,339)
Securities available-for-sale	19,319	(11,637)	7,682	19,351	(6,231)	13,120
Trading account securities	(716)	(786)	(1,502)	(644)	(586)	(1,230)
Federal funds sold and securities purchased under resale agreements	1,459	(1,998)	(539)	2,370	(1,881)	489

Total interest-earning assets	99,562	(113,972)	(14,410)	61,468	(81,428)	(19,960)

Interest paid on:
Interest checking	214	(782)	(568)	(348)	(318)	(666)
Money market deposits	19,555	(29,556)	(10,001)	7,689	(10,931)	(3,242)
Savings deposits	(581)	(4,467)	(5,048)	3,098	(6,074)	(2,976)
Other time deposits	(10,304)	(36,617)	(46,921)	4,346	(19,939)	(15,593)
Other borrowings	(9,107)	(25,005)	(34,112)	386	(26,587)	(26,201)

Total interest-bearing liabilities	(223)	(96,427)	(96,650)	15,171	(63,849)	(48,678)

	$99,785	$(17,545)	$82,240	$46,297	$(17,579)	$28,718

        Based on expectations for loan and deposit growth, and economic conditions anticipated for 2003, management currently expects the net interest margin for 2003 to be in the range of 5.15% to 5.25%.

        Average loans rose to $7,822.7 million in 2002, an increase of 16.5% over the prior year. The year-over-year growth in average loans was driven primarily by increases in commercial, real estate mortgage, residential first mortgage and construction loans. Compared with prior year averages, commercial loans rose 14.5% to $3,580.3 million from $3,127.3 million; real estate mortgage loans rose 15.7% to $1,831.1 million from $1,582.9 million; residential first mortgage loans rose 20.3% to $1,704.6 million from $1,417.4 million; and construction loans rose 23.6% to $634.1 million from $513.2 million.

        In light of the current condition of the economy and continued emphasis on credit quality and portfolio management, average loan growth for 2003 is currently expected to be in the range of 6.0% to 8.0%.

        Average securities available-for-sale increased $312.5 million, or 18.9%, between 2002 and 2001 as deposit growth exceeded increased loan demand.

        Total average core deposits rose to $7,400.0 million, an increase of 32.2% over 2001. Average core deposits represented 85.7% of the total average deposit base for the year. Average interest-bearing core deposits increased to $3,584.8 million in 2002 from $2,599.7 million in 2001, an increase of $985.1 million, or

37.9%. Average noninterest-bearing deposits increased to $3,815.2 million in 2002 from $2,998.4 million in 2001, an increase of $816.8 million, or 27.2%. New clients, the acquisition of Civic and higher existing client balances maintained as deposits to pay for services contributed to the growth of deposits. Average time deposits in denominations of $100,000 or more decreased $230.3 million or, 15.7%, between 2001 and 2002.

        In light of the extraordinary growth in average deposits in 2002 and economic conditions anticipated for 2003, management currently expects growth in average deposits year-over-year to be in the range of 5.0% to 7.0% for 2003.

        For 2001, taxable-equivalent net interest income totaled $447.8 million, an increase of $28.7 million, or 6.9%, from 2000. The increase in net interest income was due to strong average loan and average core deposit growth. Included in 2001 was $15.0 million from the receipt of net settlements of interest rate risk management instruments compared to $2.7 million paid on net settlements of interest rate risk management instruments in 2000. Also interest income recovered on nonaccrual and charged-off loans included above was $4.3 million in 2001, compared with $4.0 million for 2000.

        Average loans rose to $6,713.3 million in 2001, an increase of 7.6% over the prior year. Compared with prior year averages, real estate mortgage loans rose 18.4% to $1,582.9 million from $1,336.4 million; residential first mortgage loans rose 14.8% to $1,417.4 million from $1,235.1 million; and construction loans rose 25.4% to $513.2 million from $409.3 million. Conversely, commercial loans fell to $3,127.3 million from $3,189.5 million as average syndicated non-relationship loans fell to $125.6 million during the year, down significantly from $431.3 million for the prior year. This was consistent with the Corporation's objective of reducing its exposure to syndicated non-relationship loans.

        Average securities available-for-sale increased $305.1 million, or 22.6%, between 2000 and 2001 due, in part, to the investing activities of the registered investment subsidiary which reinvested principal and interest payments on loans in securities available-for-sale.

        Average core deposits rose to $5,598.1 million, an increase of 12.9% over 2000. Average core deposits represented 79.2% of the total average deposit base for the year. Average interest-bearing core deposits increased to $2,599.7 million in 2001 from $2,355.1 million in 2000, an increase of $244.6 million, or 10.4%. Average noninterest-bearing deposits increased to $2,998.4 million in 2001 from $2,602.4 million in 2000, an increase of $396.1 million, or 15.2%. These increases resulted largely from the Company's increased sales of cash management products and a reduction in the earnings credit on analyzed deposit accounts resulting from lower interest rates. Average time deposits in denominations of $100,000 or more increased $92.5 million or, 6.7%, between 2000 and 2001.

Provision for Credit Losses

        The provision for credit losses primarily reflects the levels of net loan charge-offs and nonaccrual loans, changes in the economic environment during the period, as well as management's ongoing assessment of the credit quality and growth of the loan portfolio. In 2002, 2001 and 2000, net charge-offs totaled $54.1 million, $27.6 million and $30.1 million, respectively. In each of these same years, nonaccrual loans totaled $71.4 million, $38.6 million and $62.0 million, respectively at year end.

        The Company recorded a provision for credit losses of $67.0 million in 2002, $35.0 million in 2001 and $21.5 million in 2000. See "—Balance Sheet Analysis—Asset Quality—Allowance for Credit Losses."

        The provision for credit losses to be taken in 2003 will reflect management's assessment of the above factors, as well as changes in the economic environment during this period. Given the current economic environment, management expects nonaccrual loans will increase from current levels. Based on its assessment of credit quality and economic indicators, management currently anticipates that a provision for credit losses for all of 2003 to be within the $60.0 million to $75.0 million range.

Noninterest Income

        The Company continues to emphasize fee income growth. Noninterest income in 2002 totaled $146.3 million, an increase of $13.9 million, or 10.5%, from 2001 which increased $22.9 million, or 20.9%, from 2000. Noninterest income represented 22.1% of total revenues in 2002, compared with 23.4% and 21.2% in 2001 and 2000, respectively.

        A breakdown of noninterest income by category is reflected below.

Analysis of Changes in Noninterest Income

		Increase (Decrease)			Increase (Decrease)
Dollars in millions
	2002	Amount	%	2001	Amount	%	2000
Trust and investment fee revenue	$61.3	$2.7	4.6	$58.6	$11.3	23.9	$47.3
Cash mangement and deposit transaction charges	40.7	9.8	31.7	30.9	8.0	34.9	22.9
International services	18.3	3.3	22.0	15.0	—	—	15.0
Bank owned life insurance	2.9	—	—	2.9	0.3	11.5	2.6
All other income	21.7	1.4	6.9	20.3	1.6	8.6	18.7

Total core	144.9	17.2	13.5	127.7	21.2	19.9	106.5
Gain (loss) on sale or writedown of loans and assets/debt repurchase	(1.6)	(3.0)	N/M	1.4	1.5	N/M	(0.1)
Gain on sale of securities	3.0	(0.3)	(9.1)	3.3	0.2	6.5	3.1

Total	$146.3	$13.9	10.5	$132.4	$22.9	20.9	$109.5

        Trust and investment services income, which includes trust fees, commissions and markups on securities transactions with clients, and fees on mutual funds, increased in 2002, compared with 2001, by $2.7 million, or 4.6%. New business in all categories other than money-market accounts, aided by overall positive relative investment performance, offset the decline in asset values caused by lower market values. Trust and investment fee revenue increased by $11.3 million, or 23.9% from 2000 to 2001. The acquisition of RCB, which closed at year-end 2000, accounted for approximately 46% of the increase. At December 31, 2002, the Company had $19.5 billion under management or administration, which included $7.4 billion under management, compared with $18.8 billion and $7.7 billion, respectively, at December 31, 2001. The reduction in assets under management is primarily attributable to lower balances in money market accounts.

        Cash management and deposit transaction fees increased $9.8 million, or 31.7%, in 2002, compared with a 34.9% increase in 2001. The increase in 2002 was the result of strong growth in deposits, higher sales of cash management products, and the impact of a reduction in the earnings credit on analyzed deposit accounts. The increase in 2001 was the result of higher sales of new online cash management products and a reduction in the earnings credit on analyzed deposit accounts.

        International services fee income for 2002 increased $3.3 million, or 22.0%, over 2001, which was unchanged from 2000. The increase is partially due to additional entertainment and middle-market commercial international business. For 2001, international services fee income of $15.0 million was unchanged from 2000 due primarily to the decline in the international trade market, the threatened entertainment strike and the effects of September 11th.

        Other income increased $1.4 million in 2002 over 2001, or 6.9%, primarily from interest on loans available-for-sale. Other income increased $1.6 million in 2001 over 2000, or 8.6%, primarily as the result of higher loan documentation and appraisal fees.

        Gain (loss) on the sale or writedown of loans and assets/debt repurchase for 2002 included a loss of $5.1 million relating to the sale or writedown of loans classified as available-for-sale and $3.5 million in gains relating to sales of other assets. In 2001, $0.6 million related to gains on sale of assets and $0.8 million related to a gain on the early retirement of debt. There was essentially no gain or loss on sale or writedown of loans and assets/debt repurchase in 2000.

        Gains on the sale of securities available-for-sale in 2002 totaled $3.0 million compared with $3.3 million and $3.1 million for 2001 and 2000, respectively.

        Management currently expects growth in noninterest income to range from 6.0% to 8.0% for 2003.

Noninterest Expense

        Noninterest expense was $332.6 million in 2002, an increase of $19.2 million, or 6.1%, from 2001, which increased $18.6 million, or 6.3%, from 2000. If the amortization of goodwill is excluded from 2001, noninterest expense in 2002 increased 10.7% reflecting the acquisition costs of both Civic and our new banking office in New York City, as well as the addition of new colleagues, most notably in private banking and wealth management. A breakdown of noninterest expense by category is reflected below.

Analysis of Changes in Noninterest Expense

		Increase (Decrease)			Increase (Decrease)
Dollars in millions
	2002	Amount	%	2001	Amount	%	2000
Salaries and employee benefits	$195.7	$25.3	14.8	$170.4	$10.6	6.6	$159.8

All Other:
Net occupancy of premises	27.6	1.2	4.5	26.4	2.0	8.2	24.4
Professional	24.6	—	—	24.6	1.5	6.5	23.1
Information services	18.2	1.6	9.6	16.6	2.5	17.7	14.1
Marketing and advertising	13.1	1.0	8.3	12.1	(0.9)	(6.9)	13.0
Depreciation	13.2	(0.5)	(3.6)	13.7	0.7	5.4	13.0
Office services	9.8	0.4	4.3	9.4	(0.3)	(3.1)	9.7
Amortization of core deposit intangibles	7.5	1.9	33.9	5.6	0.2	3.7	5.4
Equipment	2.5	0.3	13.6	2.2	(0.3)	(12.0)	2.5
Amortization of goodwill	—	(12.9)	(100.0)	12.9	1.7	15.2	11.2
Other operating	20.4	0.9	4.6	19.5	0.9	4.8	18.6

Total all other	136.9	(6.1)	(4.3)	143.0	8.0	5.9	135.0

Total	$332.6	$19.2	6.1	$313.4	$18.6	6.3	$294.8

        Salaries and employee benefit expense increased 14.8% in 2002 compared with a 6.6% increase in 2001. On a full-time equivalent basis, staff levels have increased to 2,250 at December 31, 2002 from 2,084 at December 31, 2001. As described in "Note 1 of Notes to Consolidated Financial Statements" and "Critical Accounting Policies", the Company applies APB Opinion No. 25 in accounting for its stock options plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

        The remaining expense categories decreased $6.1 million, or 4.3%, between 2001 and 2002. Increases resulting from the Company's growth, including expenses resulting from the acquisition costs of both Civic and our new banking office in New York City, partially offset the decrease from the elimination of amortization of goodwill. The remaining expense categories increased $8.0 million, or 5.9%, between 2000 and 2001. Other expense increases in 2001 were primarily related the Company's growth, including expenses resulting from the acquisition of RCB.

        Consistent with management's commitment to disciplined expense control while prudently investing in the Company's long-term growth, it is currently anticipated that 2003 noninterest expense will be in the range of 4.0% to 6.0% over 2002.

Income Taxes

        The 2002 effective tax rate was 30.1% compared with 33.0% in 2001 and 34.1% in 2000. The lower effective tax rates in 2002 reflect the discontinuation of goodwill amortization in 2002, a $1.6 million benefit from a change in state tax law concerning the tax treatment of loan loss reserves, and the realization of a capital loss resulting from the issuance and subsequent sale of an additional series of preferred stock by one of the company's real estate investment trust subsidiaries. The lower tax rate in 2001 compared with 2000 was due primarily to the formation of a real estate investment trust subsidiary for capital-raising activities during the second quarter of the year. The effective rates during all periods differed from the applicable statutory federal tax rate due to various factors including state taxes, tax benefits from investments in affordable housing partnerships, tax exempt income including interest on bank owned life insurance, and amortization of nondeductible goodwill, the latter in 2001 and 2000 only.

        The Company's tax returns are open for audits by the Internal Revenue Service back to 1998 and by the Franchise Tax Board of the State of California back to 1996. From time-to-time, there may be differences in opinions with the respect to tax treatment accorded transactions. When, and if, such differences occur and become probable and estimable, such amounts will be recognized.

        Management currently estimates the Company's effective tax rate for 2003 to be within a range of 31.0% to 33.0% due to the absence in 2003 of certain tax benefits recorded in 2002.

BALANCE SHEET ANALYSIS

Capital

        At December 31, 2002, the Corporation's and the Bank's Tier 1 capital, which is comprised of common shareholders' equity as modified by certain regulatory adjustments, amounted to $833.5 million and $797.5 million, respectively. At December 31, 2001, the Corporation's and the Bank's Tier 1 capital amounted to $700.9 million and $632.4 million, respectively. The increase from December 31, 2001 resulted from retention of 2002 earnings, the issuance of $17.3 million of 8.5% preferred stock by real estate investment trust subsidiaries of the bank which qualifies as Tier 1 capital and is included in other liabilities, the acquisition of Civic and the exercise of stock options, offset by dividends paid and amounts related to shares repurchased. See "——Overview."

        The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 2002, 2001 and 2000.

		December 31,
	Regulatory Well Capitalized Standards
		2002	2001	2000
City National Corporation
Tier 1 leverage	4.00%	7.55%	7.26%	6.49%
Tier 1 risk-based capital	6.00	9.87	9.32	7.84
Total risk-based capital	10.00	14.26	14.08	10.85
City National Bank
Tier 1 leverage	4.00%	7.24%	6.59%	6.23%
Tier 1 risk-based capital	6.00	9.46	8.48	7.55
Total risk-based capital	10.00	13.85	13.28	10.57

Liquidity Management

        Liquidity risk results from the mismatching of asset and liability cash flows. Funds for this purpose can be obtained in cash markets, by borrowing, or by selling assets.

        The objective of liquidity management is the ability to maintain cash flow adequate to fund the Company's operations and meet obligations and other commitments on a timely and cost effective basis. The Company achieves this objective through the selection of asset and liability maturity mixes that it believes best meet its needs. The Company's liquidity position is enhanced by its ability to raise additional funds as needed in the money markets.

        The Company's core deposit base in recent years provided the majority of the Company's funding requirements. This relatively stable and low cost source of funds has, along with shareholders' equity, provided 78% and 69% of funding for average total assets in 2002 and 2001, respectively.

        A significant portion of remaining funding of average total assets is provided by short-term federal fund purchases and sales of securities under repurchase agreements. This funding source, on average, totaled $199.1 million and $326.9 million in 2002 and 2001, respectively. Additionally, the Company decreased its funding from other borrowings, primarily Federal Home Loan Bank advances, to $879.1 million on average in 2002 from $990.8 million in 2001.

        Liquidity is also provided by assets such as federal funds sold, securities purchased under resale agreements, and trading account securities which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $205.8 million during 2002 compared with $150.9 million in 2001. Liquidity is also provided by the portfolio of securities available-for-sale which totaled $2,226.7 million and $1,814.8 million at December 31, 2002 and 2001, respectively.

        The unpledged portion of securities available-for-sale at December 31, 2002 totaled $1,834.5 million and could be sold or be available as collateral for borrowing. Maturing loans also provide liquidity, and $3,183.4 million, or 39.8% of the Company's loans are scheduled to mature in 2003.

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

        The Company has established two primary measurement processes to quantify and manage exposure to interest rate risk: net interest income simulation modeling and present value of equity analysis. Net interest income simulations are used to identify the direction and severity of interest rate risk exposure across a twelve and twenty-four month forecast horizon. Present value of equity calculations are used to estimate the theoretical price sensitivity of shareholders' equity to changes in interest rates. The Company also uses gap analysis to provide insight into structural mismatches of asset and liability cash flows.

        Net Interest Income Simulation:    The Company's net interest margin is affected by the level of interest rates and by the shape of the yield curve. The yield curve depicts market interest rates as a function of maturity. The Company has a large portfolio of rate sensitive commercial loans that are funded in part by rate stable core deposits. As a result, the Company is generally asset sensitive; net interest margin increases when interest rates are increasing and decreases when rates are declining. The Company uses a simulation model to estimate the severity of this risk and to develop mitigation strategies. It captures the dynamic nature of the balance sheet by anticipating probable on-balance sheet and off-balance sheet responses to different interest rate scenarios over the course of twelve and twenty-four month forecasting horizons. The interest rate scenarios ramp up or down substantially from then current levels. The magnitude of change is determined from historical volatility analysis. Model assumptions are updated periodically and are reviewed by the Asset/Liability Management Committee (ALCO). The Board of Directors has adopted limits within which interest rate exposure must be contained. Within these broader limits, ALCO sets management guidelines to further contain interest rate risk exposure.

        The simulation indicates that net interest income would not be substantially adversely impacted by changes in interest rates. A rapid and sustained decline in interest rates would result in a decrease in projected net interest income of approximately 2.2% over the twenty-four month horizon. This 2.2% at-risk amount at December 31, 2002 is up slightly from the 1.5% at-risk amount a year earlier. A rapid and sustained increase in rates would cause net interest income to improve by over 10.0% at December 31, 2002 compared to 4.7% at December 31, 2001. Exposure is within the ALCO management guideline. The Company continues to use a variety of tools to manage its asset sensitivity.

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

        The model indicates that PVE is only slightly vulnerable to a sudden and substantial change in interest rates. As of December 31, 2002, a two-percentage point increase in interest rates results in a 2.6% decline in PVE. This compares to a 3.8% decline a year earlier, and reflects the increase in asset sensitivity experienced over the previous twelve months. PVE improves only slightly as rates decrease due to their very low starting levels.

        Gap Analysis:    The gap analysis is based on the contractual cash flows of all asset and liability balances on the Company's books. The contractual life of these balances may differ substantially from their expected lives however. For example, checking accounts are subject to immediate withdrawal. Experience suggests that these accounts will have an average life of several years. Also, certain loans (such as first mortgages) are subject to prepayment. The gap analysis reflects the contractual cash flows adjusted for anticipated client behavior. It may be used to identify periods in which there is a substantial mismatch between asset and liability cash flows. These mismatches can be moderated by investments or off-balance sheet derivatives transaction strategies. Gap analysis is used to support both interest rate risk and liquidity risk management.

        The following table presents in tabular form information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related average interest rates by expected re-pricing or maturity dates and fair values as of December 31, 2002 and December 31, 2001. Expected re-pricing or maturities of assets are contractual. Interest-bearing demand and savings deposits are included in the earliest maturity category, even though withdrawal of these balances is not contractually required and may not actually occur during that period. Average interest rates on variable rate instruments are based upon the Company's interest rate forecast. Actual re-pricing or maturities of interest-sensitive assets and liabilities could vary substantially from expectations if different assumptions are used or if actual experience differs from the assumptions used.

Interest-Sensitive Financial Instrument Maturities
December 31, 2002

Dollars in millions	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Interest-sensitive assets:
Available-for-sale securities	$236.9	$251.7	$287.4	$269.1	$186.2	$995.4	$2,226.7	$2,226.7
Average interest rate	5.78%	5.23%	5.96%	5.08%	4.97%	5.99%	5.66%
Loans
Commercial	2,757.7	252.5	247.5	78.0	45.2	228.2	3,609.1	3,514.3
Average interest rate	4.90%	4.69%	4.53%	6.29%	6.04%	4.97%	4.91%
Real estate mortgage	1,151.1	69.8	53.6	51.6	83.7	524.6	1,934.4	1,977.4
Average interest rate	5.75%	7.90%	7.81%	7.84%	7.75%	7.58%	6.52%
Residential first mortgage	147.7	74.5	67.0	51.0	42.6	1,356.1	1,738.9	1,745.5
Average interest rate	6.26%	6.21%	6.26%	6.31%	6.35%	6.41%	6.38%
Real estate construction	636.4	1.6	0.5	0.5	0.5	1.4	640.9	632.0
Average interest rate	4.57%	8.38%	7.45%	7.58%	7.68%	7.68%	4.61%
Installment	11.0	9.0	7.1	6.0	6.5	36.6	76.2	72.1
Average interest rate	8.52%	7.86%	7.68%	7.27%	6.74%	7.23%	7.54%

Total loans	4,703.9	407.4	375.7	187.1	178.5	2,146.9	7,999.5	7,941.3

Total interest-sensitive assets	$4,940.8	$659.1	$663.1	$456.2	$364.7	$3,142.3	$10,226.2	$10,168.0

Interest-sensitive liabilities:
Deposits
Interest checking	$692.3	$—	$—	$—	$—	$—	$692.3	$692.3
Average interest rate	0.25%						0.25%
Savings	198.3	—	—	—	—	—	198.3	198.3
Average interest rate	0.19%						0.19%
Money market	2,929.5	—	—	—	—	—	2,929.5	2,929.5
Average interest rate	1.24%						1.24%
Time	1,148.9	26.6	49.7	4.4	25.2	0.6	1,255.4	1,260.9
Average interest rate	1.57%	2.74%	4.14%	4.27%	4.45%	4.74%	1.76%

Total deposits	4,969.0	26.6	49.7	4.4	25.2	0.6	5,075.5	5,081.0
Total borrowings	749.3	15.0	—	—	—	—	764.3	776.3
Average interest rate	1.59%	5.24%					1.66%

Total interest-sensitive liabilities	$5,718.3	$41.6	$49.7	$4.4	$25.2	$0.6	$5,839.8	$5,857.3

Interest-Sensitive Financial Instrument Maturities
December 31, 2001

Dollars in millions	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Interest-sensitive assets:
Available-for-sale securities	$334.7	$94.7	$151.0	$188.9	$130.3	$915.2	$1,814.8	$1,814.8
Average interest rate	5.98%	4.79%	6.39%	6.15%	5.86%	6.19%	6.06%
Loans
Commercial	2,519.3	306.7	97.0	53.3	61.9	209.1	3,247.3	3,160.9
Average interest rate	5.58%	5.97%	6.57%	6.71%	6.51%	5.41%	5.67%
Real estate mortgage	887.7	56.2	67.1	46.6	62.9	547.6	1,668.1	1,665.3
Average interest rate	6.45%	7.73%	8.05%	7.99%	8.09%	7.99%	7.12%
Residential first mortgage	27.2	27.4	29.2	33.3	36.5	1,433.7	1,587.3	1,588.6
Average interest rate	6.88%	6.81%	6.81%	6.85%	6.78%	6.89%	6.88%
Real estate construction	573.3	1.4	0.5	0.5	2.0	8.4	586.1	576.8
Average interest rate	5.18%	13.23%	9.12%	7.51%	6.39%	7.72%	5.24%
Installment	17.2	9.2	6.7	4.6	3.0	29.7	70.4	66.8
Average interest rate	11.01%	8.76%	8.58%	8.40%	8.15%	8.22%	9.14%

Total loans	4,024.7	400.9	200.5	138.3	166.3	2,228.5	7,159.2	7,058.4

Total interest-sensitive assets	$4,359.4	$495.6	$351.5	$327.2	$296.6	$3,143.7	$8,974.0	$8,873.2

Interest-sensitive liabilities:
Deposits
Interest checking	$576.7	$—	$—	$—	$—	$—	$576.7	$576.7
Average interest rate	0.25%						0.25%
Savings	240.4	—	—	—	—	—	240.4	240.4
Average interest rate	0.40%						0.40%
Money market	1,893.4	—	—	—	—	—	1,893.4	1,893.4
Average interest rate	1.45%						1.45%
Time	1,528.3	32.1	5.4	3.7	3.9	0.5	1,573.9	1,579.2
Average interest rate	3.12%	4.09%	4.44%	5.40%	4.36%	6.06%	3.16%

Total deposits	4,238.8	32.1	5.4	3.7	3.9	0.5	4,284.4	4,289.7
Total borrowings	953.0	—	15.0	—	—	85.6	1,053.6	1,086.3
Average interest rate	3.33%	—%	5.24%	—%	—%	7.75%	3.67%

Total interest-sensitive liabilities	$5,191.8	$32.1	$20.4	$3.7	$3.9	$86.1	$5,338.0	$5,376.0

        The use of "plain vanilla" interest rate swaps to manage interest rate exposure as hedges of financial instruments results in the difference between fixed and floating rates paid or received being added to or reducing net interest income on an earned basis within a reporting period.

        The use of interest rate swaps involves the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts potentially subject to credit and market risk are much smaller. At December, 31, 2002, the Company's interest rate swaps were entered into as a hedge of the variability in interest cash flows generated from LIBOR based loans due to fluctuations in the LIBOR index or to convert fixed rate deposits and borrowings into floating rate liabilities. On January 1, 2001, the Company adopted SFAS No.133, "Accounting for Derivatives and Hedging Activities", as amended. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

        As of December 31, 2002 the Company had $806.4 million notional amount of interest rate swaps, of which $381.4 million were fair value hedges and $425.0 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $45.1 million. In addition, deposits and borrowings included $0.3 million and comprehensive income included $0.8 million, before taxes of $0.4 million relating to interest rate swaps terminated with positive benefit during 2001. These amounts are being amortized into income over the designated hedged period. The positive mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $11.6 million, before taxes of $4.9 million.

        As of December 31, 2001 the Company had $706.4 million notional amount of interest rate swaps, of which $206.4 million were fair value hedges and $500.0 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets of $9.6 million, other liabilities of $0.7 million and an increase in hedged deposits and borrowings of $8.9 million. In addition, deposits and borrowings included $1.8 million and comprehensive income included $2.8 million, before taxes of $1.2 million relating to interest rate swaps terminated with positive benefit in 2001. The positive mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $11.7 million, before taxes of $4.9 million. There was no transition adjustment at January 1, 2001 or any ineffectiveness gain or loss that impacted net income for 2002 or 2001. Amounts to be paid or received on the cash flow hedge interest rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $17.8 million, that were reclassified into net interest income during 2002. Comprehensive income expected to be reclassified into net interest income within the next 12 months is $8.5 million.

        The Company has not entered into transactions involving any other more sophisticated interest rate derivative financial instruments, such as interest rate floors, caps, and interest rate futures contracts. The Company could consider using such financial instruments in the future if they offered a significant financial advantage over interest rate swaps.

        The table below shows the notional amounts of the Company's interest rate swap maturities and average rates at December 31, 2002 and December 31, 2001. Average interest rates on variable rate instruments are based upon the Company's interest rate forecast.

Interest Rate Swap Maturities and Average Rates
December 31, 2002

Notional Amounts in millions	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Notional Amount	$130.0	$185.0	$210.0	$15.0	$—	$266.4	$806.4	$56.7(1)
Weighted Average rate received	4.62%	3.59%	3.95%	4.74%	—%	6.03%	4.68%
Weighted Average rate paid	1.39%	1.45%	1.39%	1.42%	—%	1.64%	1.49%

Interest Rate Swap Maturities and Average Rates
December 31, 2001

Notional Amount in millions	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Notional amount	$365.0	$150.0	$—	$—	$—	$191.4	$706.4	$20.6(1)
Weighted average rate received	5.55%	5.50%	—%	—%	—%	6.21%	5.72%
Weighted average rate paid	1.92%	1.90%	—%	—%	—%	3.12%	2.24%

(1)
Estimated net gain to settle derivative contracts.

        At December 31, 2002, the Company's outstanding foreign exchange contracts for both those purchased as well as sold totaled $70.6 million. The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. The Company's policies also permit limited proprietary currency positioning within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at December 31, 2002 had remaining maturities of twelve months or less and the mark-to-market included in other assets totaled $0.3 million.

Securities

        At December 31, 2002, the securities available-for-sale portfolio had an unrealized net gain of $57.2 million, comprised of $70.2 million of unrealized gains and $13.0 million of unrealized losses. At December 31, 2001, the securities available-for-sale portfolio had an unrealized net gain of $4.0 million, comprised of $20.9 million of unrealized gains and $16.9 million of unrealized losses. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a valuation allowance that is a component of other comprehensive income.

        Comparative period end security portfolio balances are presented below:

Securities Available-for-Sale

	December 31, 2002		December 31, 2001
Dollars in thousands
	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$317,183	$324,223	$300,653	$306,206
Mortgage-backed	1,448,673	1,491,489	1,070,670	1,075,533
State and Municipal	224,013	236,591	187,519	190,201
Other	5,451	4,600	31,924	30,266

Total debt securities	1,995,320	2,056,903	1,590,766	1,602,206
Marketable equity securities	174,124	169,753	220,124	212,633

Total securities	$2,169,444	$2,226,656	$1,810,890	$1,814,839

        At December 31, 2002, the fair value of securities available-for-sale totaled $2,226.6 million, an increase of $411.8 million, or 22.7% from December 31, 2001. The increase was due to deposit growth exceeding increased loan demand. The average duration of total available-for-sale securities at December 31, 2002 was 2.1 years compared with 3.4 years at December 31, 2001.

        The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio at December 31, 2002. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments. Remaining maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35%.

Debt Available-for-Sale Securities

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield
U.S. Government and federal agency	$2,005	5.85	$258,923	4.08	$63,295	6.22	$—	—	$324,223	4.51
Mortgage-backed	—	—	197	5.82	5,574	6.96	1,485,718	5.75	1,491,489	5.75
State and Municipal	14,356	6.94	81,328	6.55	107,322	6.82	33,585	6.68	236,591	6.71
Other	—	—	—	—	—	—	4,600	7.22	4,600	7.22

Total debt securities	$16,361	6.81	$340,448	4.67	$176,191	6.61	$1,523,903	5.77	$2,056,903	5.67

Amortized cost	$16,113		$329,703		$167,943		$1,481,561		$1,995,320

        Dividend income included in interest income on securities in the consolidated statement of income and comprehensive income was $9.7 million and $9.5 million for 2002 and 2001, respectively.

Loan Portfolio

        Total loans were $7,999.5 million, $7,159.2 million, and $6,527.1 million at December 31, 2002, 2001, and 2000, respectively.

        Total loans grew $840.3 million during 2002. Commercial loans grew $361.7 million, real estate mortgages grew $266.3 million while residential first mortgage loans grew $151.6 million and construction loans grew $54.8 million.

        The most significant areas of loan growth in 2001 were the $313.6 million increase in residential first mortgage loans and $188.3 million increase in real estate mortgage loans. In addition, real estate construction loans increased by $133.8 million.

        The following table shows the Company's consolidated loans by type of loan and their percentage distribution:

Loan Portfolio

	December 31,
Dollars in thousands
	2002	2001	2000	1999	1998
Commercial	$3,609,053	$3,247,320	$3,248,253	$2,870,438	$2,457,946
Real estate mortgage	1,934,409	1,668,114	1,479,862	1,042,123	747,711
Residential first mortgage	1,738,909	1,587,303	1,273,711	1,173,334	1,038,229
Real estate construction	640,861	586,066	452,301	344,870	237,015
Installment loans	76,238	70,403	73,018	59,904	49,526

Total loans	$7,999,470	$7,159,206	$6,527,145	$5,490,669	$4,530,427

Commercial	45.1%	45.3%	49.8%	52.2%	54.3%
Real estate mortgage	24.2	23.3	22.7	19.0	16.5
Residential first mortgage	21.7	22.2	19.5	21.4	22.9
Real estate construction	8.0	8.2	6.9	6.3	5.2
Installment loans	1.0	1.0	1.1	1.1	1.1

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

        The Company's loan portfolio consists primarily of short-term loans for business and real estate purposes. Loans are generally made on the basis of a cash flow repayment source as the first priority, and collateral is generally a secondary source for loan qualification. Although the legal lending limit for any one borrowing relationship can amount to $184.0 million at December 31, 2002, the Bank has established "house limits" for individual borrowings which vary by risk rating. The highest amount which can be extended to any one borrowing relationship without the approval of the Bank's Audit Committee in 2002 was $30.0 million. At December 31, 2002, there were 22 relationships with commitments greater than $30.0 million. Of the 22 relationships, 10 had outstanding balances greater than $30.0 million with the largest outstanding being a $110.5 million government bonds secured loan.

Commercial

        Commercial loans were $3,609.1 million at December 31, 2002, representing 45.1% of the loan portfolio compared with $3,247.3 million, or 45.3% of the loan portfolio, at December 31, 2001. The average outstanding individual note balance in the commercial loan portfolio at December 31, 2002 was $444,000. See "—Results of Operations—Net Interest Income."

        Following is a breakdown of commercial loans to businesses engaged in the industries listed.

Commercial Loans By Industry

	December 31,
Dollars in thousands
	2002	%	2001	%
Services (1)	$795,575	22.0	$693,583	21.4
Entertainment	540,521	15.0	501,086	15.4
Wholesale Trade	400,132	11.1	354,556	10.9
Manufacturing	359,554	10.0	331,573	10.2
Real Estate and Construction	444,643	12.3	319,788	9.8
Finance and Insurance	286,553	7.9	242,215	7.5
Retail Trade	189,791	5.3	167,782	5.2
Aircraft Lessors (2)	121,455	3.4	128,039	3.9
Purchased Syndicated Media and Telecommunications	71,264	2.0	131,892	4.1
Originated Middle Market Media and Telecommunications	36,443	1.0	16,376	0.5
Other	363,122	10.0	360,430	11.1

Total	$3,609,053	100.0	$3,247,320	100.0

Nonaccrual loans	$52,890		$32,615

Percentage of total loans	1.47%		1.00%

(1)
Legal, membership organizations, engineering and management services, etc.

(2)
Loans in this category include outstandings of approximately $110 million to nine "single asset" borrowers, all related to one company. These loans are each secured by narrow-bodied commercial aircraft. These loans are also partially supported by either payment guarantees or asset value support and remarketing agreements from an investment grade company. As of December 31, 2002 all of the loans are current. However, one of the loans for $12.4 million is included on the potential problem loan list.

  Not included in this category are loans to other companies that serve the airline industry or loans to individuals or companies to purchase non-commercial aircraft where repayment is primarily predicated on the strength of the borrower and/or guarantor.

        The Company's December 31, 2002 purchased syndicated media and telecommunications loan portfolio contained 21 loans with commitment and outstanding balances of $108.1 million and $71.3 million, respectively, or just slightly less than 1.0% of the loan portfolio.

        Following is a breakdown of the purchased syndicated media and telecommunication loan portfolio as of December 31, 2002.

Dollars in thousands	Number	Commitments	Oustandings
Telecommunications	7	$25,985	$15,861
Television Broadcasting	4	20,397	16,924
Wireless	3	21,439	15,373
Publishing	3	17,101	8,951
Cable Television	2	12,022	7,372
Radio Broadcasting	2	11,167	6,783

	21	$108,111	$71,264

        In addition, two media and telecommunications available-for-sale loans with commitment and outstanding balances of $23.8 million and $17.7 million, respectively, as of December 31, 2002 were included in other assets. See "—Other Assets".

Real Estate Mortgage

        Real estate mortgages, representing 24.2% of the loan portfolio, consisted of 83.5% commercial and 16.5% residential (1-4 family including undeveloped land, condominium/apartments and equity lines of credit). The average outstanding individual note balance at December 31, 2002 was approximately $742,000.

        Following is a breakdown of real estate mortgage loans by collateral type:

Real Estate Mortgage Loans by Collateral Type

		December 31,
Dollars in thousands
	2002	%	2001	%
Industrial	$711,203	36.8	$623,417	37.4
Office buildings	314,662	16.3	262,089	15.7
Shopping centers	167,651	8.7	174,226	10.4
1-4 family (includes undeveloped land)	81,557	4.2	61,984	3.7
Condominiums/apartments	82,206	4.2	84,813	5.1
Land, nonresidential	19,300	1.0	27,051	1.6
Churches/religious	39,239	2.0	15,635	0.9
Equity lines of credit	157,112	8.1	99,890	6.0
Other	361,479	18.7	319,009	19.2

Total	$1,934,409	100.0	$1,668,114	100.0

Nonaccrual loans	$12,014		$3,403

Percentage of outstandings	0.62%		0.20%

Residential First Mortgage

        Residential first mortgage loans which comprised 21.7% of total loans at December 31, 2002 and are made primarily to existing clients, continued a nine-year growth trend, increasing $151.6 million, or

9.6%, to $1,738.9 million at December 31, 2002. At December 31, 2002, 97.0% of the portfolio was originated internally, and the balance was purchased from third parties. The residential first mortgage loans originated internally have a weighted average loan to value ratio of 60.0% at origination. Nonaccrual residential first mortgage loans were $711,000, or 0.04% of outstandings as of December 31, 2002. The average outstanding individual note balance at December 31, 2002 was approximately $613,000.

Construction

        The real estate construction portfolio, representing 8.0% of the loan portfolio, consisted of 69.9% commercial and 30.1% residential. Such loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project, and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to incurred costs, sales price, and sales cycle. The average outstanding individual note balance at December 31, 2002 was approximately $2,836,000.

        Following is a breakdown of real estate construction loans by collateral type:

Real Estate Construction Loans by Collateral Type

	December 31,
Dollars in thousands
	2002	%	2001	%
Industrial	$133,951	20.9	$166,241	28.4
1-4 family (includes undeveloped land)	121,825	19.0	109,204	18.6
Office buildings	131,198	20.5	108,734	18.6
Shopping centers	106,074	16.6	80,637	13.8
Condominiums/apartments	71,036	11.1	61,987	10.6
Other	76,777	11.9	59,263	10.0

Total	$640,861	100.0	$586,066	100.0

Nonaccrual loans	$5,267		$934

Percentage of outstandings	0.82%		0.16%

Installment

        Installment loans consist primarily of loans to individuals for personal purchases. Included are $475,000 in nonaccrual loans, or 0.62% of outstandings at December 31, 2002. The average outstanding individual note balance at December 31, 2002 was approximately $28,000.

        Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay Area which are currently weak.

        The Company's lending activities are predominantly in California and New York although it has some loans to domestic clients who are engaged in international trade or film productions.

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

Maximum LTV Ratios

Category of Real Estate Collateral	Maximum LTV Ratio
1-4 family (includes undeveloped land)	80%
Condominiums/apartments	80
Equity lines of credit	80
Industrial	80
Shopping centers	80
Churches/religious	75
Office building	75
Other improved property	70
Acquisition and development	60
Land, nonresidential	50

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

        At December 31, 2002, 78.6% of commercial loans and 51.8% of real estate loans, including residential first mortgages, outstanding were floating interest rate loans. There were no floating rate installment loans as of December 31, 2002. Floating rate loans comprised 63.0% of the total loan portfolio at December 31, 2002 and 59.7% at December 31, 2001. Total loans at December 31, 2002 consisted of 39.8% due in one year or less, 12.1% due in one to five years and 48.1% due after five years.

        The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities.

Loan Maturities

	December 31, 2002
Dollars in thousands	Commercial	Real Estate Mortgage	Residential First Mortgage	Real Estate Construction	Installment	Total
Aggregate maturies of loan balances due:
In one year or less
Interest rate—floating	$2,121,338	$438,690	$—	$499,478	$—	$3,059,506
Interest rate—fixed	110,871	4,194	21	6,776	2,019	123,881
After one year but within five years
Interest rate—floating	444,683	139,549	27	105,763	—	690,022
Interest rate—fixed	225,392	19,371	13,377	3,956	18,364	280,460
After five years
Interest rate—floating	269,042	539,331	458,709	21,333	—	1,288,415
Interest rate—fixed	437,727	793,274	1,266,775	3,555	55,855	2,557,186

Total loans	$3,609,053	$1,934,409	$1,738,909	$640,861	$76,238	$7,999,470

Asset Quality

Allowance for Credit Losses

        A consequence of lending activities is that losses may be experienced. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, rising interest rates, and the financial performance of borrowers. The allowance for credit losses which provides for the risk of losses inherent in the credit extension process, is increased by the provision for credit losses charged to operating expense and allowances acquired through acquisitions and is decreased by the amount of charge-offs, net of recoveries. There is no exact method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

        The Company has an internal risk analysis and review staff that ultimately reports to the Audit Committee of the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem, potential problem loans and loans to be charged off, an assessment of the overall quality and collectibility of the portfolio, and consideration of the credit loss experience, trends in problem loans, and concentration of credit risk, as well as current economic conditions particularly in California. Management then evaluates the allowance, determines its desired level, determines appropriate provisions and reviews the results with the Audit Committee.

        The allowance for credit losses is a significant estimate that can and does change based on management's process in analyzing the loan portfolio and on management's assumptions about specific borrowers and the impact on the portfolio of applicable economic and environmental conditions, among other factors. The Company's methodology for determining the allowance for credit losses establishes both a specific and a general component. The specific component of the allowance for commercial and real estate loans is based principally on current loan grades and historical loan loss experience adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibilty of loans in the portfolio. The specific component of the allowance for residential first mortgage and installment loans is based principally on loan payment status and historical loss rates adjusted to reflect current conditions. The general component of the allowance for credit losses represents the results of analyses that estimate probable losses inherent in the total portfolio that are not fully captured in the specific allowance analyses. These analyses include industry concentrations, current economic factors, trends in the portfolio and the estimated impact of current economic conditions on certain historical loss rates used. In assessing the impact of current economic factors and the estimated impact of current economic conditions on certain historical loss rates, management continuously monitors trends in loan portfolio qualitative factors, including loan growth, past due loans, criticized loans and nonperforming loans. Based on known information available to it at the date of this report, management believes that the Company's allowance for credit losses was adequate for foreseeable losses at December 31, 2002. Examinations of the loan portfolio are also conducted periodically by the Company's regulators.

        Based on expected loan growth, the levels of nonperforming loans and net charge-offs, it is anticipated that the level of the allowance will require additional provisions for credit losses in 2003, but not necessarily equal to the amount of net charge-offs. Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may warrant an adjustment to the amount of the projected provision. See "—Provision for Credit Losses."

        The following table summarizes the activity in the allowance for credit losses for the five years ended December 31, 2002:

Allowance for Credit Losses

	Year ended December 31,
Dollars in thousands
	2002	2001	2000	1999	1998
Loans outstanding	$7,999,470	$7,159,206	$6,527,145	$5,490,669	$4,530,427

Average amount of loans outstanding	$7,822,653	$6,713,315	$6,236,334	$4,822,254	$4,213,853

Balance of allowance for credit losses, beginning of year	$142,862	$135,435	$134,077	$135,339	$137,761

Loans charged off:
Commercial	(61,461)	(41,444)	(40,460)	(18,765)	(15,019)
Real estate mortgage	(2,412)	(842)	(905)	(455)	(1,382)
Residential first mortgage	—	(220)	(77)	(158)	(1,128)
Installment	(142)	(73)	(134)	(150)	(107)

Total loans charged off	(64,015)	(42,579)	(41,576)	(19,528)	(17,636)

Recoveries of loans previously charged off:
Commercial	9,169	12,659	7,977	13,403	11,556
Real estate mortgage	641	2,011	1,959	893	397
Residential first mortgage	29	282	1,522	527	503
Installment	29	54	49	28	11

Total recoveries	9,868	15,006	11,507	14,851	12,467

Net loans charged off	(54,147)	(27,573)	(30,069)	(4,677)	(5,169)
Additions to allowance charged to operating expense	67,000	35,000	21,500	—	—
Acquisitions	8,787	—	9,927	3,415	2,747

Balance, end of year	$164,502	$142,862	$135,435	$134,077	$135,339

Ratio of net charge-offs to average loans	(0.69)%	(0.41)%	(0.48)%	(0.10)%	(0.12)%

        Net loan charge-offs were $54.1 million, or 0.69%, of average loans during 2002. Net charge-offs for 2001 and 2000 were $27.6 million, or 0.41%, and $30.1 million, or 0.48%, of average loans, respectively. Included in net charge-offs were $25.0 million, $12.9 million and $20.6 million for 2002,

2001 and 2000, respectively, relating to purchased syndicated media and telecommunications loans and syndicated non-relationship loans.

        The allowance for credit losses as a percentage of total loans was 2.06%, 2.00%, and 2.07% at December 31, 2002, 2001, and 2000, respectively. The allowance for credit losses as a percentage of nonperforming loans was 230.5%, 370.5%, and 218.5% at December 31, 2002, 2001, and 2000, respectively. See "—Nonaccrual, Past Due, and Restructured Loans".

        Based on an evaluation of individual credits, previous loan loss experience, management's evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for credit losses as shown for the past five years in the table below.

Allocation of Allowance for Credit Losses

						Percent of loans to total loans
		Allowance amount
Dollars in thousands
	2002	2001*	2000	1999	1998	2002	2001	2000	1999	1998
Commercial	$116,242	$94,092	$92,637	$78,661	$100,811	45%	45%	50%	52%	54%
Real estate mortgage	30,565	26,716	24,517	33,590	16,508	24	23	23	19	17
Residential first mortgage	6,797	12,059	10,453	17,659	15,625	22	23	19	22	23
Real estate construction	9,836	8,849	6,645	2,837	1,950	8	8	7	6	5
Installment	1,062	1,146	1,183	1,330	445	1	1	1	1	1

Total	$164,502	$142,862	$135,435	$134,077	$135,339	100%	100%	100%	100%	100%

*
Revised to reflect the effect of a lower loss factor for residential first mortgages

        While the allowance is allocated to portfolios, the allowance is general in nature and is available for the portfolio in its entirety. In 2002, an increase in problem loans in the commercial loan category which includes media and telecommunications loans and in the real estate mortgage category resulted in the increased allocations to these categories. A decreased allocation to residential first mortgages in 2002 reflects a lower loss rate based on historical losses and the seasoning of the portfolio.

        At December 31, 2002, there were $70.3 million of impaired loans included in nonaccrual loans, which had an allowance of $13.5 million allocated to them. On a comparable basis, at December 31, 2001, there were $37.4 million of impaired loans, which had an allowance of $4.1 million allocated to them. Previously reported December 31, 2001 totals excluded nonaccrual loans under $500,000 which are now included to conform to current year disclosures.

        Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

        The assessment for impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, or the observable market price of the debt will be used in place of discounted cash flows. Additionally, some impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

        If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for credit losses. The Company's policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

Nonaccrual, Past Due, and Restructured Loans

        Total nonperforming assets (nonaccrual loans and ORE) were $72.0 million, or 0.90% of total loans and ORE at December 31, 2002, compared with $38.6 million, or 0.54%, at December 31, 2001 primarily due to the economic environment during 2002. Included in the December 31, 2002 amount were purchased syndicated media and telecommunication loans totaling $15.9 million.

        The following table presents information concerning nonaccrual loans, ORE, accruing loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans:

Nonaccrual, Past Due, and Restructured Loans

	December 31,
Dollars in thousands
	2002	2001	2000	1999	1998
Nonaccrual loans:
Commercial	$52,890	$32,615	$53,355	$13,368	$4,763
Real estate	17,992	5,393	8,132	10,380	17,204
Installment	475	555	499	1,540	1,171

Total	71,357	38,563	61,986	25,288	23,138
ORE	670	10	522	1,413	3,480

Total nonaccrual loans and ORE	$72,027	$38,573	$62,508	$26,701	$26,618

Total nonaccrual loans as a percentage of total loans	0.89%	0.54%	0.95%	0.46%	0.51%
Total nonaccrual loans and ORE as a percentage of total loans and ORE	0.90	0.54	0.96	0.49	0.59
Allowance for credit losses to total loans	2.06	2.00	2.07	2.44	2.99
Allowance for credit losses to nonaccrual loans	230.53	370.46	218.49	530.20	584.92
Loans past due 90 days or more on accrual status:
Commercial	$5,854	$1,764	$1,543	$2,794	$7,661
Real estate	104	878	4,361	736	949
Installment	198	973	20	503	13

Total	$6,156	$3,615	$5,924	$4,033	$8,623

Restructured loans:
On accrual status	$—	$—	$829	$2,707	$1,982
On nonaccrual status	—	—	740	368	1,682

Total	$—	$—	$1,569	$3,075	$3,664

        Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are ninety days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

        At December 31, 2002, in addition to loans disclosed above as past due, nonaccrual or restructured, management also identified $37.6 million of loans, including one aircraft lessor loan for $12.4 million and commercial loans to 18 other borrowers, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at

December 31, 2002. This amount was determined based on analysis of information known to management about the borrowers' financial condition and current economic conditions. Estimated potential losses from these potential problem loans have been provided for in determining the allowance for credit losses at December 31, 2002.

        Management's classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectable in whole or part.

        The table below summarizes the approximate changes in nonaccrual loans for the years ended December 31, 2002 and 2001.

Changes in Nonaccrual Loans

Dollars in thousands	2002	2001
Balance, beginning of the year	$38,563	$61,986
Loans placed on nonaccrual	119,335	48,995
Loans from acquisitions	3,510	—
Charge-offs	(55,821)	(26,306)
Loans returned to accrual status	(5,705)	(2,092)
Repayments (including interest applied to principal)	(26,861)	(43,858)
Transfers to ORE	(1,664)	(162)

Balance, end of year	$71,357	$38,563

        The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $3.0 million, $7.3 million, and $10.2 million for the years ended December 31, 2002, 2001, and 2000, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest collected and applied to principal was $2.6 million, $6.1 million, and $5.7 million for the years ended December 31, 2002, 2001, and 2000, respectively, from collection of interest related to nonaccrual loans. Interest income not recognized on nonaccrual loans reduced the net interest margin by 3, 8, and 14 basis points for the years ended December 31, 2002, 2001, and 2000, respectively.

Other Real Estate

        The amount of the Company's ORE was $0.7 million at December 31, 2002 compared to $10 thousand a year ago. The Company's policy is to record these properties at estimated fair value, net of selling expenses, at the time they are transferred into ORE, thereby tying future gains or losses from sale or potential additional write-downs to underlying changes in the market.

Other Assets

        Other assets include the following:

	December 31,
Dollars in thousands
	2002	2001
Interest rate swap mark-to-market	$56,690	$21,254
Accrued interest receivable	45,124	44,432
Claim in receivership and other assets	23,142	22,242
Loans held-for-sale	18,155	23,558
Income tax refund	3,464	9,533
Other	40,191	19,044

Total other assets	$186,766	$140,063

        Loans held-for-sale consisted of three performing loans, two of which relate to media and telecommunications, at December 31, 2002 and four loans at December 31, 2001.

        The claim in receivership and other assets was acquired in the acquisition of Pacific Bank. The claim in receivership, which is approximately half of the balance, is expected to be realized in 2003.

        See—"Asset/Liability Management" for a discussion of interest rate swaps which result in the swap mark-to-market asset of $56.7 million at December 31, 2002.

Off Balance Sheet

        In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, letters of credit, and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheet. Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client's creditworthiness on a case-by-case basis.

        The Company had outstanding loan commitments aggregating $3,141.3 million at December 31, 2002. In addition, the Company had $337.3 million outstanding in bankers' acceptances and letters of credit of which $287.7 million relate to standby letters of credit at December 31, 2002. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

Deposits and Borrowed Funds

        Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $7,400.0 million in 2002 compared with $5,598.1 million in 2001. The increase was due primarily to internally generated growth and the acquisition of Civic.

        Certificates of deposit of $100,000 or more totaled $1,037.0 million at December 31, 2002, of which $531.8 million mature within three months, $222.7 million mature within four to six months, $86.4 million mature within seven months to one year and $196.1 million mature beyond one year.

        Short and long-term borrowed funds provided additional funding, albeit at a higher cost, to support loan and securities growth. Average borrowed funds were $1,078.3 million in 2002 compared with $1,317.7 million in 2001.

        At December 31, 2002 and 2001, the aggregate amount of deposits by foreign depositors in domestic offices totaled $87.3 million and $87.0 million, respectively, the majority of which was interest bearing. Brokered deposits were $160.1 million and $236.6 million, at December 31, 2002 and 2001, respectively.

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

        A number of factors, some of which are beyond the Corporation's ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors which include (1) the unknown economic impact caused by the State of California's budget shortfall, (2) earthquake or other natural disasters impacting the condition of real estate collateral, (3) the effect of acquisitions and integration of acquired businesses, and (4) economic uncertainty created by increasing unrest in other parts of the world could have the following consequences, any of which could hurt our business.

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

QUARTERLY RESULTS

        The following table summarizes quarterly operating results for 2002 and 2001.

2002 Quarterly Operating Results

	Quarter ended
Dollars in thousands
	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$148,358	$155,511	$154,616	$151,215	$609,700
Interest expense	26,663	24,937	23,092	19,752	94,444

Net interest income	121,695	130,574	131,524	131,463	515,256
Provision for credit losses	11,000	18,000	20,500	17,500	67,000

Net interest income after provision for credit losses	110,695	112,574	111,024	113,963	448,256
Noninterest income	35,255	38,554	32,972	36,481	143,262
Gain on sale of securities	688	184	1,206	953	3,031
Noninterest expense	78,773	82,959	82,372	88,487	332,591

Income before taxes	67,865	68,353	62,830	62,910	261,958
Income taxes	23,629	22,593	14,145	18,491	78,858

Net income	$44,236	$45,760	$48,685	$44,419	$183,100

Net income per share, basic	$0.90	$0.92	$0.97	$0.90	$3.69

Net income per share, diluted	$0.87	$0.88	$0.94	$0.87	$3.56

2001 Quarterly Operating Results

	Quarter ended
Dollars in thousands
	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$164,192	$156,490	$156,516	$148,050	$625,248
Interest expense	59,275	51,441	45,387	34,991	191,094

Net interest income	104,917	105,049	111,129	113,059	434,154
Provision for credit losses	7,500	6,500	10,000	11,000	35,000

Net interest income after provision for credit losses	97,417	98,549	101,129	102,059	399,154
Noninterest income	30,284	32,355	31,366	35,037	129,042
Gain on sale of securities	977	539	916	910	3,342
Noninterest expense	76,604	79,012	77,329	80,450	313,395

Income before taxes	52,074	52,431	56,082	57,556	218,143
Income taxes	18,483	16,087	18,598	18,805	71,973

Net income	$33,591	$36,344	$37,484	$38,751	$146,170

Adjusted net income (1)	$36,797	$39,564	$40,704	$41,973	$159,038

Net income per share, basic	$0.70	$0.76	$0.78	$0.81	$3.05

Net income per share, diluted	$0.69	$0.74	$0.75	$0.78	$2.96

Adjusted net income per share, diluted (1)	$0.75	$0.80	$0.82	$0.85	$3.22

(1)
Adjusted balances reflect the elimination of goodwill amortization to reflect all periods on a comparable basis

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

        The Board of Directors of the Corporation has an Audit Committee composed solely of four non-management directors. The Committee meets periodically with financial management, the internal auditors and the independent auditors to review accounting control, auditing and financial matters.

/s/ RUSSELL D. GOLDSMITH Russell D. Goldsmith Chief Executive Officer

/s/ FRANK P. PEKNY Frank P. Pekny Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
City National Corporation:

        We have audited the accompanying consolidated balance sheet of City National Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1 and 14 to the consolidated financial statements, the Company changed its accounting for goodwill and other intangible assets in 2002 and its accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Los Angeles, California
January 17, 2003

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
Dollars in thousands, except share amounts
	2002	2001
Assets
Cash and due from banks	$497,273	$328,018
Federal funds sold	460,000	395,000
Securities available-for-sale (cost $2,169,444 and $1,810,890 in 2002 and 2001)	2,226,656	1,814,839
Trading account securities	172,211	78,266
Loans	7,999,470	7,159,206
Less allowance for credit losses	164,502	142,862

Net loans	7,834,968	7,016,344
Premises and equipment, net	61,208	66,414
Deferred tax asset	36,578	36,230
Goodwill	229,834	158,769
Core deposit intangibles	27,007	18,530
Bank owned life insurance	60,119	55,734
Affordable housing investments	68,848	60,185
Other assets	186,766	140,063
Customers' acceptance liability	8,924	7,924

Total assets	$11,870,392	$10,176,316

Liabilities
Demand deposits	$4,764,234	$3,846,789
Interest checking deposits	692,261	576,651
Money market deposits	2,929,501	1,893,383
Savings deposits	198,288	240,376
Time deposits-under $100,000	218,447	229,643
Time deposits-$100,000 and over	1,036,967	1,344,360

Total deposits	9,839,698	8,131,202
Federal funds purchased and securities sold under repurchase agreements	266,727	171,531
Other short-term borrowings	125,125	415,858
Subordinated debt	303,795	272,236
Long-term debt	68,682	193,938
Other liabilities	147,482	93,050
Acceptances outstanding	8,924	7,924

Total liabilities	10,760,433	9,285,739

Commitments and contingencies
Shareholders' Equity
Preferred Stock authorized — 5,000,000: none outstanding	—	—
Common Stock-par value-$1.00; authorized — 75,000,000; issued — 50,282,743 in 2002 and 48,149,998 in 2001	50,283	48,150
Additional paid-in capital	400,866	301,022
Accumulated other comprehensive income	40,400	10,674
Retained earnings	675,195	530,731
Treasury shares, at cost — 1,299,312 shares in 2002 and 0 shares in 2001	(56,785)	—

Total shareholders' equity	1,109,959	890,577

Total liabilities and shareholders' equity	$11,870,392	$10,176,316

See accompanying Notes to the Consolidated Financial Statements

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	For the year ended December 31,
In thousands, except per share amounts
	2002	2001	2000
Interest Income
Loans	$497,809	$517,891	$550,361
Securities available-for-sale	108,694	102,141	89,588
Federal funds sold and securities purchased under resale agreements	2,759	3,298	2,809
Trading account	438	1,918	3,530

Total interest income	609,700	625,248	646,288

Interest Expense
Deposits	70,712	133,250	155,727
Other short-term borrowings	9,969	28,242	49,038
Subordinated debt	7,262	8,924	8,124
Other long-term debt	3,468	7,460	10,614
Federal funds purchased and securities sold under repurchase agreements	3,033	13,218	16,269

Total interest expense	94,444	191,094	239,772

Net interest income	515,256	434,154	406,516
Provision for credit losses	67,000	35,000	21,500

Net interest income after provision for credit losses	448,256	399,154	385,016

Noninterest Income
Trust fees and investment fee revenue	61,277	58,596	47,279
Cash management and deposit transaction charges	40,722	30,911	22,933
International services	18,291	15,017	14,982
Gain on sale of securities	3,031	3,342	3,132
Bank owned life insurance	2,860	2,860	2,578
Gain (loss) on sale or writedown of loans and assets/debt repurchase	(1,590)	1,413	(71)
Other	21,702	20,245	18,651

Total noninterest income	146,293	132,384	109,484

Noninterest Expense
Salaries and other employee benefits	195,652	170,364	159,782
Net occupancy of premises	27,621	26,375	24,415
Professional	24,620	24,634	23,076
Information services	18,212	16,623	14,064
Depreciation	13,191	13,748	13,037
Marketing and advertising	13,076	12,093	12,959
Office services	9,752	9,396	9,724
Amortization of core deposit intangibles	7,523	5,618	5,444
Equipment	2,463	2,245	2,462
Acquisition integration	1,464	—	1,309
Amortization of goodwill	—	12,868	11,223
Other operating	19,017	19,431	17,275

Total noninterest expense	332,591	313,395	294,770

Income before income taxes	261,958	218,143	199,730
Income taxes	78,858	71,973	68,070

Net income	183,100	146,170	131,660

Other comprehensive income
Unrealized gains on securities available-for-sale	53,528	13,496	22,883
Initial gain on cash flow hedges from implementation of FAS 133	—	2,404	—
Additional unrealized gain (loss) on cash flow hedges	(29)	19,058	—
Less: reclassification adjustment for gain (loss) included in net income	2,207	(3,279)	(4,205)
Income taxes	21,566	16,070	11,388

Other comprehensive income	29,726	22,167	15,700

Comprehensive income	$212,826	$168,337	$147,360

Net income per share, basic	$3.69	$3.05	$2.79

Net income per share, diluted	$3.56	$2.96	$2.72

Shares used to compute income per share, basic	49,563	47,896	47,178

Shares used to compute income per share, diluted	51,389	49,376	48,393

Dividends per share	$0.78	$0.74	$0.70

See accompanying Notes to the Consolidated Financial Statements

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands
	2002	2001	2000
Cash Flows From Operating Activities
Net income	$183,100	$146,170	$131,660
Adjustments to net income:
Provision for credit losses	67,000	35,000	21,500
Amortization of core deposit intangibles	7,523	5,618	5,444
Amortization of goodwill	—	12,868	11,223
Depreciation	13,191	13,748	13,037
Deferred income tax (benefit)	(23,850)	13,700	3,760
(Gain) loss on sales of loans and assets / debt repurchase	1,590	(1,413)	71
Gain on sales of securities	(3,031)	(3,342)	(3,132)
Net increase in other (assets) liabilities	(4,735)	(64,433)	5,156
Net increase in trading securities	(93,945)	(32,188)	(18,364)
Other, net	37,660	20,675	20,385

Net cash provided by operating activities	184,503	146,403	190,740

Cash Flows From Investing Activities
Purchase of securities	(1,268,008)	(1,403,757)	(1,727,957)
Sales of securities available-for-sale	279,013	535,687	518,885
Maturities and paydowns of securities	661,482	627,054	922,901
Purchase of residential mortgage loans	—	(12,266)	(25,280)
Sales of loans	12,531	59,690	162,037
Loan originations net of principal collections	(535,316)	(721,902)	(726,238)
Purchase of premises and equipment	(12,681)	(21,261)	(15,302)
Net cash from acquisitions	35,633	—	79,080
Other, net	14	22	12,434

Net cash used by investing activities	(827,332)	(936,733)	(799,440)

Cash Flows From Financing Activities
Net increase in deposits	1,270,033	722,532	1,037,568
Proceeds from issuance of other long-term debt	—	150,000	150,000
Net increase in federal funds purchased and securities sold
under repurchase agreements	95,196	31,690	44,354
Net decrease in short-term borrowings, net of transfers from long-term debt	(415,000)	(56,533)	(281,614)
Repayment of long-term debt	—	—	(25,000)
Repurchase of subordinated debt	—	(8,467)	—
Net proceeds of issuance of subordinated debt	—	148,202	—
Proceeds from exercise of stock options	25,019	14,967	7,285
Stock repurchases	(59,528)	(5,394)	(29,411)
Cash dividends paid	(38,636)	(35,463)	(32,846)

Net cash provided by financing activities	877,084	961,534	870,336

Net increase in cash and cash equivalents	234,255	171,204	261,636
Cash and cash equivalents at beginning of year	723,018	551,814	290,178

Cash and cash equivalents at end of year	$957,273	$723,018	$551,814

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$98,932	$205,838	$228,086
Income taxes	59,500	82,700	11,621
Non-cash investing activities:
Transfer from loans to foreclosed assets	$530	$162	$605
Transfer from long-term debt to short-term borrowings	125,000	165,000	100,000

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Dollars in thousands	Shares issued	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Total shareholders' equity
Balances, December 31, 1999	46,885,182	$46,885	$276,464	$(27,193)	$321,210	$(45,720)	$571,646
Net income	—	—	—	—	131,660	—	131,660
Issuance of shares for stock options	250,486	250	2,245	—	—	4,790	7,285
Tax benefit from stock options	—	—	2,469	—	—	—	2,469
Cash dividends	—	—	—	—	(32,846)	—	(32,846)
Other comprehensive income net of tax	—	—	—	15,700	—	—	15,700
Repurchased shares, net	—	—	—	—	—	(29,411)	(29,411)
Issuance of shares for acquisition	649,677	650	11,180	—	—	65,315	77,145

Balances, December 31, 2000	47,785,345	47,785	292,358	(11,493)	420,024	(5,026)	743,648
Net income	—	—	—	—	146,170	—	146,170
Issuance of shares for stock options	364,653	365	4,182	—	—	10,420	14,967
Tax benefit from stock options	—	—	4,482	—	—	—	4,482
Cash dividends	—	—	—	—	(35,463)	—	(35,463)
Other comprehensive income net of tax	—	—	—	22,167	—	—	22,167
Repurchased shares, net	—	—	—	—	—	(5,394)	(5,394)

Balances, December 31, 2001	48,149,998	48,150	301,022	10,674	530,731	—	890,577
Net income	—	—	—	—	183,100	—	183,100
Issuance of shares for stock options	924,547	925	21,351	—	—	2,743	25,019
Tax benefit from stock options	—	—	9,715	—	—	—	9,715
Cash dividends	—	—	—	—	(38,636)	—	(38,636)
Other comprehensive income net of tax	—	—	—	29,726	—	—	29,726
Repurchased shares, net	—	—	—	—	—	(59,528)	(59,528)
Issuance of shares for acquisition	1,208,198	1,208	68,778	—	—	—	69,986

Balances, December 31, 2002	50,282,743	$50,283	$400,866	$40,400	$675,195	$(56,785)	$1,109,959

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

        The accounting and reporting policies of City National Corporation (the Corporation) and of City National Bank (the Bank) and their subsidiaries conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The material estimates included in the financial statements relate to the allowance for credit losses and the valuation of financial instruments.

        City National Corporation and subsidiaries (the Company), through its primary subsidiary, the Bank, provide private and business banking, including investment and trust services, primarily in the California and New York City market. The Bank's principal client base comprises small- to mid-size businesses, entrepreneurs, professionals, and affluent individuals. The Bank typically serves clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate the client, where appropriate for the client, to use multiple services and products offered by the Company. The Company offers a broad range of loans, deposit, cash management, international banking, and other products and services. The Company lends, invests, and provides services in accordance with its Community Reinvestment Act commitment. Through Reed, Conner and Birdwell, LLC., a subsidiary of the Corporation and City National Investments, a division of the Bank, the Company offers personal and employee benefit trust and estate services, including 401(k) and defined benefit plans, manages investments for clients, and engages in securities sales and trading. The Bank also manages and offers mutual funds under the name of CNI Charter Funds.

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

Securities

        All securities other than trading securities are classified as available-for-sale and are valued at fair value. Trading securities are valued at market value with any unrealized gains or losses included in net income. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included in comprehensive income net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method. The value of securities is reduced when the declines are considered other than temporary and the estimated loss is included in net income. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method.

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

        Loans are placed on nonaccrual status when a loan becomes 90 days past due as to interest or principal unless the loan is both well secured and in process of collection. Loans are also placed on nonaccrual status when the full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the accretion of deferred loan fees ceases. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.

        The Corporation considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the impairment is measured by using the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Impairment on loans less than $500,000 is measured using historical loss factors, which approximates the discounted cash flows method.

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

        From time to time the Company engages in business strategies that may also have an effect on its tax liabilities. If the tax effects of a strategy are significant, the Company's practice is to obtain the opinion of advisors that the tax effects of such strategies should prevail if challenged.

Net Income Per Share

        Basic earnings per share is based on the weighted average shares of common stock. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during part or all of the year.

Goodwill and Core Deposit Intangibles

        Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized over seven years. Goodwill and core deposit intangibles are evaluated periodically for other than temporary impairment.

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

        The following table summarizes the Company's goodwill and other intangible assets as of January 1, 2002 and December 31, 2002.

Dollars in thousands	January 1, 2002	Additions	Reductions	December 31, 2002
Goodwill	$193,155	$71,231	$(166)	$264,220
Accumulated Amortization	(34,386)	—	—	(34,386)

Net	$158,769	$71,231	$(166)	$229,834

Core Deposit Intangibles	$39,326	$16,000	$—	$55,326
Accumulated Amortization	(20,796)	—	(7,523)	(28,319)

Net	$18,530	$16,000	$(7,523)	$27,007

        The acquisition of Civic BanCorp ("Civic") resulted in the recording of goodwill of $71.2 million and core deposit intangibles of $16.0 million. The reduction in goodwill is related to the sale of a small minority ownership position in one of the Corporation's non-bank subsidiaries.

        At December 31, 2002, the estimated aggregate amortization of core deposit intangibles annually through 2007 is $7.9, $5.7, $4.3, $3.9 and $2.5 million, respectively.

        The following table is a reconciliation of net income to adjusted net income to reflect all periods on a comparable basis for the impact of adopting Statement 142:

	December 31,
Dollars in thousands except for earnings per share amounts
	2002	2001	2000
Net income	$183,100	$146,170	$131,660
Add back: Goodwill amortization	—	12,868	11,223

Adjusted net income	$183,100	$159,038	$142,883

Basic net income per share:
Net income	$3.69	$3.05	$2.79
Goodwill amortization	—	0.27	0.24

Adjusted net income	$3.69	$3.32	$3.03

Diluted net income per share:
Net income	$3.56	$2.96	$2.72
Goodwill amortization	—	0.26	0.23

Adjusted net income	$3.56	$3.22	$2.95

        Prior to the adoption of Statement No. 142, Goodwill was amortized over 15 years.

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

        Prior to January 1, 2001, for those interest rate instruments that alter the repricing characteristics of assets or liabilities, the net differential to be paid or received on the instrument was treated as an adjustment to the yield on the underlying assets or liabilities (the accrual method). To qualify for the accrual method, the interest rate instrument must have been designated to specific assets or liabilities or pools of assets or liabilities, and must be effective at altering the interest rate characteristics of the related assets or liabilities. See "Note 14. Derivative Financial Instruments."

Stock Option Plans

        The Company applies APB Opinion No. 25 in accounting for stock option plans and, accordingly, no compensation cost has been recognized for its plans in the financial statements. As a practice, the Corporation's stock option grants are such that the exercise price equals the current market price of the common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 using the Black Scholes option-pricing model, the Company's proforma net income would have been reduced to the proforma amounts indicated below:

Dollars in thousands, except for per share amounts	2002	2001	2000
Net income, as reported	$183,100	$146,170	$131,660
Proforma net income	172,935	138,537	125,078
Net income per share, basic, as reported	3.69	3.05	2.79
Proforma net income per share, basic,	3.49	2.89	2.65
Net income per share, diluted, as reported	3.56	2.96	2.72
Proforma net income per share, diluted,	3.37	2.81	2.58
Percentage reduction in net income per share, diluted	5.3%	5.1%	5.1%

Recent Accounting Pronouncements

        In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of Statement 143 are effective for fiscal years beginning after June 15, 2002. The Company adopted FAS 143 effective January 1, 2003 and the adoption of the statement did not have a material effect on the Company's financial statements.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting costs associated with exit or disposal activities. Under Statement 146, such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company adopted Statement 146 on January 1, 2003 and the adoption of the statement did not have a material effect on the Company's financial statements as the Company has essentially complied with the provisions of this statement.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation 45 describes the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees the guarantor has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. The adoption of Interpretation 45 is not expected to have a material effect on the Company's financial statements. The Company adopted the disclosure provisions of Interpretation 45 effective December 31, 2002.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to FASB Statement 123." Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of Statement 148 effective December 31, 2002 and has provided the required data in its last six reports on Form 10-K.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The Company will adopt the provisions of Interpretation 46 for existing variable interest entities on July 1, 2003, which is not expected to have a material effect on the Company's financial statements.

Note 2. Acquisitions

        On February 28, 2002, the Corporation acquired Civic BanCorp ("Civic"). In that transaction, Civic merged into the Corporation which paid consideration equal to $123.5 million (including the consideration for stock options), 53.5% of which was paid in the Corporation's common stock and 46.5% of which was paid in cash. Civic had total assets, loans and deposits of $502.8 million, $368.4 million, and $438.5 million, respectively, at the date of acquisition. At May 31, 2002, the Bank sold two branches acquired from Civic at a premium which reduced goodwill for the Civic acquisition. The acquisition of Civic resulted in the recording of goodwill of $71.2 million and core deposit intangibles of $16.0 million. Included in goodwill as purchase price adjustments were $1.3 million of accrued severance, of which $0.1 million remains unpaid as of December 31, 2002, $0.8 million of paid transaction-related expenses and $1.5 million of exit costs of which $1.0 million relating to excess space reserves remains unpaid as of December 31, 2002. Results reflect the operations of Civic from February 28, 2002, the date that the acquisition was completed.

        On December 29, 2000, the Corporation completed the acquisition of Reed, Conner & Birdwell, Inc. ("RCB"), an investment management firm with $1.1 billion in total client assets under management on the date of acquisition. Total consideration was valued at $15.4 million and includes equity participation notes payable to the sellers in 2003 and 2005 or one year earlier at the option of the Corporation. This acquisition was accounted for under the purchase method of accounting and resulted in the recording of goodwill of $14.3 million. In connection with this acquisition, the terms of the acquisition agreement provide for deferred payments or additional consideration based on certain performance targets. At December 31, 2002, the amount of contingent consideration expected to be paid is not material to the Company's financial statements.

        On February 29, 2000, the Corporation completed its acquisition of The Pacific Bank, N..A. (Pacific Bank). The Corporation paid consideration equal to $145.2 million (including the consideration for stock options), 47.0% of which was paid in the Corporation's common stock and 53.0% of which was paid in cash. The transaction was accounted under the purchase method of accounting and resulted in the recording of goodwill and core deposit intangibles of $70.9 million. Included in goodwill as purchase price adjustments were $4.3 million of accrued severance and change of control costs, $1.3 million of paid transaction related expense and $3.2 million of exit costs of which approximately $1.1 million remain unpaid as of December 31, 2002. The results of Pacific Bank's operations are included in those reported by the Company beginning March 1, 2000.

Note 3. Securities Available-for-Sale

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2002
U.S. Government and Federal agency	$317,183	$7,040	$—	$324,223
Mortgage-backed	1,448,673	42,988	172	1,491,489
State and Municipal	224,013	12,692	114	236,591
Other debt securities	5,451	—	851	4,600

Total debt securities	1,995,320	62,720	1,137	2,056,903
Marketable equity securities	174,124	7,484	11,855	169,753

Total securities	$2,169,444	$70,204	$12,992	$2,226,656

December 31, 2001
U.S. Government and Federal agency	$300,653	$5,693	$140	$306,206
Mortgage-backed	1,070,670	9,564	4,701	1,075,533
State and Municipal	187,519	3,199	517	190,201
Other debt securities	31,924	33	1,691	30,266

Total debt securities	1,590,766	18,489	7,049	1,602,206
Marketable equity securities	220,124	2,375	9,866	212,633

Total securities	$1,810,890	$20,864	$16,915	$1,814,839

        Gross realized gains and losses related to the available-for-sale portfolios were $8,513,000 and $5,482,000 respectively, for the year ended December 31, 2002, $6,892,000 and $3,550,000, respectively, for the year ended December 31, 2001 and $12,934,000 and $9,802,000, respectively, for the year ended December 31, 2000.

        In accordance with regulatory requirements, included in marketable equity securities was Federal Reserve stock of $16.6 million and $12.9 million as of December 31, 2002 and December 31, 2001, respectively. Also, in accordance with the requirements of the Federal Home Loan Bank, stock in that institution in the amount of $29.5 million and $26.5 million as of December 31, 2002 and December 31, 2001, respectively, was included in marketable equity securities. Holdings of these equity securities are valued at cost.

        The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities at December 31, 2002, by contractual maturity. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments. Remaining maturities will differ from contractual maturities because mortgage debt issuers may have the right to prepay obligations prior to contractual maturity.

Debt Available-for-Sale Securities

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agency	$2,005	5.85	$258,923	4.08	$63,295	6.22	$—	—	$324,223	4.51
Mortgage-backed	—	—	197	5.82	5,574	6.96	1,485,718	5.75	1,491,489	5.75
State and Municipal	14,356	6.94	81,328	6.55	107,322	6.82	33,585	6.68	236,591	6.71
Other	—	—	—	—	—	—	4,600	7.22	4,600	7.22

Total debt securities	$16,361	6.81	$340,448	4.67	$176,191	6.61	$1,523,903	5.77	$2,056,903	5.67

Amortized cost	$16,113		$329,703		$167,943		$1,481,561		$1,995,320

        Securities available-for-sale totaling $392.2 million were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law at December 31, 2002.

Note 4. Loans and Allowance for Credit Losses

        The following is a summary of the major categories of loans:

	December 31,
Dollars in thousands
	2002	2001
Commercial	$3,609,053	$3,247,320
Real estate mortgage	1,934,409	1,668,114
Residential first mortgage	1,738,909	1,587,303
Real estate construction	640,861	586,066
Installment	76,238	70,403

Total loans (net of unearned income and fees of $12,798 and $14,473 in 2002 and 2001, respectively.)	$7,999,470	$7,159,206

        In the normal course of business, the Bank has loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Corporation and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to other clients with a similar credit standing. The aggregate dollar amounts of these loans were $8.8 million and $4.9 million at December 31, 2002 and 2001, respectively. During 2002, new loans and advances totaled $8.5 million and repayments totaled $4.6 million. Interest income recognized on these loans amounted to $0.4 million, $0.4 million and $0.2 million during 2002, 2001 and 2000, respectively. At December 31, 2002, none of these loans were past due or on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

        Loans past due 90 days or more and still accruing interest totaled $6.2 million, $3.6 million and $5.9 million at December 31, 2002, 2001 and 2000, respectively. There were no restructured loan balances at December 31, 2002 and 2001. Restructured loans totaled $1.6 million at December 31, 2000.

        The allowance for credit losses is a significant estimate that can and does change based on management's process in analyzing the loan portfolio and on management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors.

        The following is a summary of activity in the allowance for credit losses:

Dollars in thousands	2002	2001	2000
Balance, January 1	$142,862	$135,435	$134,077
Allowance of acquired institutions	8,787	—	9,927
Provision for credit losses	67,000	35,000	21,500
Charge-offs	(64,015)	(42,579)	(41,576)
Recoveries	9,868	15,006	11,507

Net charge offs	(54,147)	(27,573)	(30,069)

Balance, December 31	$164,502	$142,862	$135,435

        The following is a summary of nonperforming loans and related interest foregone:

	December 31,
Dollars in thousands
	2002	2001	2000
Nonaccrual loans	$71,357	$38,563	$61,986

Contractual interest due	$3,010	$7,263	$10,206
Interest collected and applied to principal	2,576	6,132	5,749

Net interest foregone	$434	$1,131	$4,457

        At December 31, 2002, there were $70.3 million of impaired loans included in nonaccrual loans which had an allowance of $13.5 million allocated to them. On a comparable basis, at December 31, 2001, there were $37.4 million of impaired loans which had an allowance of $4.1 million allocated to them. Previously reported December 31, 2001 totals excluded nonaccrual loans under $500,000 which are now included to conform to current year disclosures. For 2002, 2001 and 2000, the average balances of all impaired loans were $57.8 million, $41.3 million, and $42.8 million, respectively. During 2002, 2001 and 2000, no interest income was recognized on impaired loans until the book balances of these loans were paid off.

        The Corporation has pledged $859.5 million of eligible residential first mortgages as collateral for its borrowing facility at the Federal Home Loan Bank of San Francisco.

Note 5. Premises and Equipment

        The following is a summary of data for the major categories of premises and equipment:

Dollars in thousands	Cost	Accumulated Depreciation And Amortization	Carrying Value	Range of Lives
December 31, 2002
Premises, including land of $2,790	$68,109	$37,537	$30,572	0 to 39 years
Furniture, fixtures and equipment	85,435	65,407	20,028	3 to 10 years
Software	28,944	18,336	10,608	5 years

Total	$182,488	$121,280	$61,208

December 31, 2001
Premises, including land of $3,587	$64,509	$32,095	$32,414	0 to 39 years
Furniture, fixtures and equipment	80,337	57,727	22,610	3 to 10 years
Software	24,787	13,397	11,390	5 years

Total	$169,633	$103,219	$66,414

        Depreciation and amortization expense was $13.2 million in 2002, $13.7 million in 2001 and $13.0 million in 2000. Net rental payments on operating leases included in net occupancy of premises in the consolidated statement of income and comprehensive income were $22.9 million in 2002, $19.6 million in 2001, and $15.4 million in 2000.

        The future net minimum rental commitments were as follows at December 31, 2002:

Dollars in thousands	Net Minimum Rental Commitment
2003	$20,901
2004	19,144
2005	17,125
2006	14,853
2007	11,506
Thereafter	33,656

$117,185

        A majority of the leases provide for the payment of taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. The Bank paid $1.7 million in 2002, $1.5 million in 2001 and $1.4 million in 2000 for rent and operating expense pass throughs to a real estate partnership in which the Bank owns a 32% interest, and Mr. Bram Goldsmith, Chairman of the Board of the Corporation, indirectly owns a 14% interest.

        The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations in acquisitions have been adjusted to current market values through purchase accounting adjustments. The allowance thus created will be accreted over the terms of the leases and reduce the total expense recognized by the Company in its operating expenses. At December 31, 2002, the Company is contractually entitled to receive minimum future rentals of $6.8 million under non-cancelable sub-leases.

Note 6. Income Taxes

        Income taxes (benefits) in the consolidated statement of income and comprehensive income includes the following amounts:

Dollars in thousands	Current	Deferred	Total
2002
Federal	$86,243	$(13,900)	$72,343
State	16,465	(9,950)	6,515

Total	$102,708	$(23,850)	$78,858

2001
Federal	$48,208	$16,600	$64,808
State	10,065	(2,900)	7,165

Total	$58,273	$13,700	$71,973

2000
Federal	$51,760	$6,060	$57,820
State	12,550	(2,300)	10,250

Total	$64,310	$3,760	$68,070

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below.

Net deferred tax assets

	December, 31
Dollars in thousands
	2002	2001
Deferred tax assets:
Allowance for credit losses	$69,519	$48,984
Net operating loss carryforwards	9,109	11,121
Accrued expenses	7,163	6,427
State income taxes	12,792	6,608
Other	10,289	7,888

Total gross deferred tax assets	108,872	81,028
Deferred tax liabilities:
Unremitted earnings of subsidiary	29,475	23,839
Core deposit and other intangibles	9,563	6,481
Unrealized gains on cash flow hedges	5,250	6,078
Unrealized gains on available-for-sale securities	24,056	1,661
Deferred loan origination costs	1,340	1,484
Other	2,610	5,255

Total gross deferred tax liabilities	72,294	44,798

Net deferred tax assets	$36,578	$36,230

        The Company has determined that a valuation reserve is not required for any of the deferred tax assets. The tax benefit of deductible temporary differences and net operating loss carry forwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carry forwards to be "more likely than not." The realization of tax benefits of deductible temporary differences and carry forwards depends on whether the Company has sufficient taxable income within the carry back and carry forward period permitted by the tax law to allow for utilization of the deductible amounts. As of any period end, the amount of the deferred tax asset that is considered realizable could be reduced if estimates of future taxable income are reduced.

        Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

	Percent of Pretax Income (Loss)
	2002	2001	2000
Statutory rate	35.0%	35.0%	35.0%
Net state income tax	1.6	2.1	3.3
Amortization of goodwill	—	1.9	1.8
Tax exempt income	(4.0)	(4.1)	(3.5)
Affordable housing investments	(1.9)	(1.2)	(1.7)
All other net	(0.6)	(0.7)	(0.8)

Effective tax provision	30.1%	33.0%	34.1%

        The Company's current tax receivable was $3.5 million at December 31, 2002 and $9.5 million at December 31, 2001.

        At December 31, 2002, federal net operating loss carry forwards acquired in the First Los Angeles Bank acquisition in 1995 of $24.3 million will expire in 2010.

Note 7. Retirement Plan

        The Corporation has a profit sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Contributions are made on an annual basis into a trust fund and are allocated to the participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary caps. For 2002, 2001 and 2000, the Company recorded total contributions expense of $13.2 million, $11.5 million and $11.0 million, respectively.

        Eligible employees may contribute up to 50% of their salary, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matched 50% of the first 6% of covered compensation. For 2002, 2001, and 2000, the Company's matching contribution included in the total contribution above was $2.5 million, $2.1 million and $1.8 million, respectively.

        During 2002, a SERP was created for one of the officers of the Company. At December 31, 2002, there was a $1.1 million unfunded pension liability and a $1.0 million intangible asset related to this plan. Total expense in 2002 was $0.1 million.

        The Company does not provide for any post retirement employee benefits beyond the profit sharing retirement plan and the SERP.

Note 8. Stock Option Plans

        Under the City National Corporation 2002 Stock Option Plan, 4,696,000 shares of the Corporation's common shares that were reserved for grant of nonqualified stock options were available to be granted as of December 31, 2002. Under the City National Corporation 2001 Stock Option Plan, 69,339 shares of the Corporation's common shares that were reserved for grant of nonqualified stock options were available to be granted as of December 31, 2002. Under the 1995 Omnibus Plan, 353,211 shares of the Corporation's common stock that were reserved for grant of stock options were available to be granted as of December 31, 2002. The Corporation's 1985 Stock Option Plan and 1999 Omnibus Plan have expired but options granted thereunder remain outstanding. Grants to employees are at prices at least equal to the market price of the Corporation's common stock on the effective date of the grant. Generally, in each succeeding year following the date of grant, 25% of the options become exercisable. After ten years from grant, all unexercised options will expire.

        The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $17.74, $14.24 and $11.36 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2002-expected dividend yield of 1.75%, volatility of 30.97%, risk-free interest rate of 4.76% and expected life of 7.5 years; 2001-expected dividend yield of 1.50%, volatility of 32.4%, risk-free interest rate of 4.98% and an expected life of 7.5 years; 2000-expected dividend yield of 2.00%, volatility of 34.8%, risk-free interest rate of 6.37%, and an expected life of 7.5 years.

        Following is a summary of the transactions under the stock option plans described above:

	2002		2001		2000
Shares in thousands	Number of shares	Weighted Average Option price	Number of shares	Weighted Average Option price	Number of shares	Weighted Average Option price
Options outstanding, January 1	5,131	$30.38	4,629	$27.52	4,097	$26.54
Granted	1,647	49.64	1,291	36.87	1,151	27.99
Converted for acquisition	294	26.80	—	—	—	—
Exercised	(980)	25.21	(665)	22.14	(422)	16.73
Canceled or expired	(127)	37.75	(124)	33.86	(197)	31.81

Options outstanding, December 31	5,965	36.22	5,131	30.38	4,629	27.52

Exercisable	2,905	30.23	2,558	26.48	2,405	23.53

        During 2002, the Corporation issued 59,488 treasury shares and 920,910 newly issued shares in connection with the exercise of stock options. In 2001, the Corporation issued 300,455 treasury shares and 364,653 newly issued shares in connection with the exercise of stock options. In 2000, the Corporation issued 171,700 treasury shares and 250,486 newly issued shares in connection with the exercise of stock options.

        Information concerning currently outstanding and exercisable options at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Shares in thousands	Number Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Outstanding Price	Number Exercisable	Weighted Average Exercise Price
Options issued at prices less than $19.99 per share	488	3.05	$12.68	488	$12.68
Options issued at prices between $20.00 and $35.99 per share	1,585	5.97	28.56	1,121	28.99
Options issued at prices between $36.00 and $44.99 per share	2,307	7.25	37.12	1,203	37.19
Options issued at prices between $45.00 and $54.99 per share	1,585	9.19	49.83	93	47.12

	5,965			2,905

        At December 31, 2002, nonqualified and incentive stock options covering 1,722,442 and 1,182,723 shares, respectively, of the Corporation's common stock were exercisable under the plans. At December 31, 2002, 5,118,550 shares were available for future grants.

        In addition to the above, the Corporation's 2002 Stock Option Plan provides for the automatic annual grant, on the date of the Annual Meeting of Stockholders, of a discounted stock option (which is not an Incentive Stock Option) to each non-employee director, including members of the Compensation, Nominating and Governance Committee to purchase 500 shares of the Corporation's common stock ("Director Stock Options"). The exercise price of Director Stock Options is $1.00 per share, payable in cash or cash equivalents, by surrender of the Corporation's common stock held by the director for at least a year before exercise, or any combination of the two. Director Stock Options fully vest six months after the date of issuance or upon the termination of the holder's directorship (other than for cause), whichever is earlier, and expire 10 years after the date of grant.

Note 9. Deposits and Borrowed Funds

        The following table sets forth the maturity distribution of time deposits.

Dollars in millions	2003	2004	2005	2006	2007	After 2007	Total
Time deposits, $100,000 and over	$840.9	$78.0	$80.1	$16.9	$20.6	$0.5	$1,037.0
Other Time Deposits	184.3	21.1	4.9	2.6	5.2	0.3	218.4

	$1,025.2	$99.1	$85.0	$19.5	$25.8	$0.8	$1,255.4

        Details regarding federal funds purchased and securities sold under repurchase agreements as well as other short-term borrowings follows.

	2002			2001			2000
Dollars in thousands	Balances at Year-end	Average Balance	Average % Rate	Balances at Year-end	Average Balance	Average % Rate	Balances at Year-end	Average Balance	Average % Rate
Overnight federal funds purchased and securities sold under repurchase agreements	$266,727	$199,109	1.52	$171,531	$326,889	4.04	$139,841	$264,013	6.16
Other short-term borrowings	125,125	453,109	2.20	415,858	660,840	4.27	315,125	752,751	6.51

        Following is a summary of short term borrowings and other borrowed funds of the Company excluding overnight federal funds purchased and securities sold under agreements to repurchase.

	December 31,
Dollars in thousands
	2002	2001
Other short-term borrowings:
Term federal funds purchased	$—	$75,000
Treasury, tax and loan note	125	125
Federal Home Loan Bank advances	125,000	340,733
Other Borrowing—Revolving Line of Credit	—	—

Total	$125,125	$415,858

Subordinated debt	$303,795	$272,236

Long-term debt:
Federal Home Loan Bank advances	$65,265	$190,521
Equity participation notes	3,417	3,417

Total	$68,682	$193,938

        Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities of greater than one year. The maximum amount of other short-term borrowings at any month-end was $793.6 million, $890.1 million and $1,004.8 million in 2002, 2001 and 2000, respectively. The Corporation maintains a $30.0 million revolving unsecured line of credit with another bank. There were no funds borrowed on this facility as of December 31, 2002 or December 31, 2001.

        The maximum amount of overnight federal funds purchased and securities sold under agreements to repurchase outstanding at any month-end was $266.7 million, $489.0 million and $395.1 million in 2002, 2001 and 2000, respectively. The average amount of securities sold under agreements to repurchase was $11.2 million, $8.7 million and $12.2 million during 2002, 2001 and 2000, respectively. The securities underlying the agreements to repurchase remain under the Company's control.

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

        Long-term Federal Home Loan Bank (the FHLB) advances outstanding as of December 31, 2002 mature in 2004 and have a weighted interest rate of 2.27%. The Bank had $551.9 million and $128.3 million of unused borrowing capacity from the FHLB at December 31, 2002 and 2001, respectively.

        The equity participation notes arose from the acquisition of RCB and mature on December 31, 2003 and December 31, 2005 unless redeemed a year early at the option of the Corporation. The notes accrue interest equal to 20% of the operating income of RCB through December 31, 2003 and 10% of the operating income of RCB for 2004 and 2005 as defined in the notes.

Note 10. Availability of Funds from Subsidiaries; Restrictions on Cash Balances; Capital

        During 2002, the Bank converted its former registered investment company, a wholly owned subsidiary of the Bank, to a real estate investment trust to provide the Bank with flexibility in raising capital. As of December 31, 2002, the net income and assets of Real Estate Investment Corporation ("CNII") are eliminated in consolidation. As of December 31, 2001 the net income and assets of the former registered investment company were eliminated in consolidation. During 2002, CNII sold 104,580 shares of 8.50% Series A Preferred Stock to accredited investors for $10.5 million which is included in other liabilities. Dividends of $47,619 which are included in other expense were paid in 2002.

        During 2001, the Bank formed and funded CN Real Estate Investment Corporation ("CN"), a wholly owned indirect subsidiary of the Bank which provides the Bank with flexibility in raising capital. As of December 31, 2002 and 2001, the net income and assets of CN are eliminated in consolidation. City National Bank contributed participation interest in loans with a book value of $1,555.1 million, net of reserves and $50.0 million in cash in exchange for 100% of the common stock of CN. During 2002, CN sold 6,828 shares of 8.5% Series B Preferred Stock to accredited investors for $6.8 million which is included in other liabilities. During 2001, CN sold 33,933 shares of 8.50% Series A Preferred Stock to accredited investors for $3.4 million which is included in other liabilities. Dividends of $578,621 million which are included in other expense were paid in 2002 on both of the preferred stock issues. There were no dividends paid in 2001.

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

        Historically, the majority of the funds for the payment of dividends by the Corporation have been obtained from the Bank. Under federal banking law, dividends declared by national banks in any calendar year may not, without the approval of the Office of the Comptroller of the Currency (OCC), exceed net profits (as defined), for that year combined with its retained net income for the preceding two calendar years. At December 31, 2002, the Bank could have declared dividends of $136.3 million without the approval of the OCC.

        Federal banking law also prohibits the Corporation from borrowing from the Bank on less than a fully secured basis. At December 31, 2002 and 2001, the Corporation had borrowed from the Bank $9.7 million and $37.1 million, respectively, all of which was appropriately secured in compliance with regulatory requirements.

        Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Corporation. During 2002 and 2001, reserve balances averaged approximately $40.4 million and $32.2 million, respectively.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2002, the Corporation and the Bank meet and exceed all capital adequacy requirements to which either is subject.

        The Corporation's actual amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized
Dollars in millions
	Amount	Ratio	Amount	Ratio
As of December 2002
Total capital (to risk weighted assets)	$1,204.2	14.26%	$675.6	> 8.0%
Tier 1 capital (to risk weighted assets)	833.5	9.87%	337.8	> 4.0%
Tier 1 capital (to average assets)	833.5	7.55%	441.5	> 4.0%
As of December 2001
Total capital (to risk weighted assets)	$1,059.6	14.08%	$601.9	> 8.0%
Tier 1 capital (to risk weighted assets)	700.9	9.32%	301.0	> 4.0%
Tier 1 capital (to average assets)	700.9	7.26%	386.1	> 4.0%

        The Bank's actual amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized
Dollars in millions
	Amount	Ratio	Amount	Ratio
As of December 2002
Total capital (to risk weighted assets)	$1,168.4	13.85%	$674.7	> 8.0%
Tier 1 capital (to risk weighted assets)	797.5	9.46%	337.4	> 4.0%
Tier 1 capital (to average assets)	797.5	7.24%	440.7	> 4.0%
As of December 2001
Total capital (to risk weighted assets)	$990.3	13.28%	$596.7	> 8.0%
Tier 1 capital (to risk weighted assets)	632.4	8.48%	298.3	> 4.0%
Tier 1 capital (to average assets)	632.4	6.59%	383.8	> 4.0%

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

        The Company had outstanding loan commitments aggregating $3,141.3 million and $2,933.1 million at December 31, 2002 and 2001, respectively compared to outstanding loan balances of $7,999.5 million and $7,159.2 million, respectively. Included in standby letters of credit are those that back financial instruments (financial guarantees). The Company had issued financial guarantees of $283.4 million and $260.8 million at December 31, 2002 and 2001, respectively. Substantially all fees received from the issuance of financial guarantees are deferred and amortized on a straight-line basis over the terms of the guarantee. In addition, the Company had $337.3 million and $315.4 million outstanding in bankers' acceptances and letters of credit of which $287.7 million and $267.5 million relate to standby letters of credit at December 31, 2002 and 2001, respectively. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

        The Company had venture capital fund commitments of $3.3 million of which $0.9 million was funded as of December 31, 2002 and $0.6 million was funded as of December 31, 2001.

        The Corporation or its subsidiaries are defendants in various pending lawsuits claiming substantial amounts. Based upon present knowledge, management including in-house counsel does not believe that the final outcome of such lawsuits will have a material adverse effect on the Company.

        The Company enters into indemnification agreements in the ordinary course of business under which the Company agrees to hold third parties harmless from any damages, losses and expense, including out-of-pocket legal and other expenses incurred in connection with any claims made and legal and other proceedings arising from relationships and/or transactions between the indemnified persons and the Company. These relationships and/or transactions including those arising from one of its subsidiaries, or an entity in which the Company or one of its subsidiaries has an interest, underwriting agreements relating to offers and sales of the Company's securities, acquisition agreements, and various other business transactions or arrangements. Because the extent of the Company's obligations under such indemnification agreements depends entirely upon the occurrence of future events that may give rise to a claim, the Company is unable to estimate the amount it would be required to pay in connection with any such claim.

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

Securities and trading account assets

        For securities held as available-for-sale, fair value equals quoted market price, if available. If a quoted market price is not available, discounted cash flows or matrix or model pricing may be used to determine an appropriate fair value. For trading account securities, fair values are based on quoted market prices or dealer quotes.

Loan receivables

        For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using dealer quotes, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded that the allowance for credit losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 2002 and 2001.

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

Commitments to venture capital funds

        The fair value of commitments to venture capital funds is based on the estimated cost to terminate them or otherwise settle the obligation.

Derivatives

        The fair value of exchange traded derivatives is based on quoted market prices or dealer quotes. The fair value of non-exchange traded derivatives consists of net unrealized gains or losses, accrued interest receivable or payable and any premiums paid or received.

        The estimated fair values of financial instruments of the Company are as follows:

	December 31, 2002			December 31, 2001
Dollars in millions	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$497.3	$497.3		$328.0	$328.0
Federal funds sold	460.0	460.0		395.0	395.0
Securities available-for-sale	2,226.7	2,226.7		1,814.8	1,814.8
Trading account assets	172.2	172.2		78.3	78.3
Loans, net of allowance for credit losses	7,835.0	7,941.3		7,016.3	7,058.4
Financial Liabilities
Deposits	$9,839.7	$9,845.2		$8,131.2	$8,136.5
Federal funds purchased and securities sold under resale agreements	266.7	266.7		171.5	171.5
Other short-term borrowings	125.1	125.1		415.9	415.9
Subordinated and long-term debt	372.5	384.5		466.2	498.9
Commitments to extend credit	(16.2)	(16.2)		(16.8)	(16.8)
Commitments to venture capital funds	—	2.4		—	2.7
Derivative contracts	56.7	56.7	(1)	20.6	20.6	(1)

(1)
Estimated net gains to settle derivative contracts as of respective period ends

Note 13. Parent Corporation Only Condensed Financial Statements

        Condensed parent Corporation financial statements, which include transactions with subsidiaries, follow:

CONDENSED BALANCE SHEET

	December 31,
Dollars in thousands
	2002	2001
Assets
Cash	$2,938	$1,159
Securities available-for-sale	36,177	97,771
Other assets	2,911	3,203
Investment in City National Bank	1,033,405	808,365
Investment in non-bank subsidiaries	47,981	17,315

Total assets	$1,123,412	$927,813

Liabilities
Notes payable to City National Bank	$9,652	$37,057
Other liabilities	3,801	179

Total liabilities	13,453	37,236
Shareholders' equity	1,109,959	890,577

Total liabilities and shareholders' equity	$1,123,412	$927,813

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND
COMPREHENSIVE INCOME

	For the year ended December 31,
Dollars in thousands
	2002	2001	2000
Income
Dividends from Bank and non-bank subsidiaries	$124,130	$65,367	$120,558
Interest and dividend income	3,988	4,188	2,220
Gain (loss) on sale of securities	(2,281)	188	3,079

Total income	125,837	69,743	125,857

Interest on notes payable to Bank and non-affiliates	1,376	2,255	3,055
Other expenses	1,244	895	746

Total expenses	2,620	3,150	3,801

Income before taxes and equity in undistributed income of
Bank and non-bank subsidiaries	123,217	66,593	122,056
Income taxes (benefit)	(1,398)	(503)	(31)

Income before equity in undistributed income of Bank and non-bank subsidiaries	124,615	67,096	122,087
Equity in undistributed income of Bank and non-bank subsidiaries	58,485	79,074	9,573

Net income	183,100	146,170	131,660
Other comprehensive income	29,726	22,167	15,700

Comprehensive income	$212,826	$168,337	$147,360

CONDENSED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands
	2002	2001	2000
Cash Flows From Operating Activities
Net income	$183,100	$146,170	$131,660
Adjustments to net income:
Equity in undistributed income of Bank and non-bank subsidiaries	(58,485)	(79,074)	(9,573)
Other, net	(705)	3,202	2,068

Net cash provided by operating activites	123,910	70,298	124,155

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(25,225)	(86,143)	(38,462)
Sales of securities available-for-sale	86,061	47,279	25,513
Investment in subsidiaries	(82,501)	—	(72,564)

Net cash used by investing activities	(21,665)	(38,864)	(85,513)

Cash Flows For Financing Activities
Cash dividends paid	(38,636)	(35,463)	(32,846)
(Repayments to) borrowings from City National Bank	(56,021)	10,055	7,897
Other short-term borrowings (repayments)	28,700	(15,000)	5,000
Repurchase of treasury shares	(59,528)	(5,394)	(29,411)
Stock options exercised	25,019	14,967	7,285

Net cash used for financing activities	(100,466)	(30,835)	(42,075)

Net increase (decrease) in cash	1,779	599	(3,433)
Cash at beginning of year	1,159	560	3,993

Cash at end of year	$2,938	$1,159	$560

Note 14. Derivative Financial Instruments

        The following table presents the notional amount and fair value of interest rate risk management instruments:

	December 31,
Dollars in millions	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed/pay variable	$806.4	$56.7	$706.4	$20.6

        The Company uses interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed rate deposits and borrowings and 2) to certain cash flows related to future interest payments on variable rate loans. As of December 31, 2002 the Company had $806.4 million notional amount of interest rate swaps, of which $381.4 million were fair value hedges and $425.0 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $45.1 million. In addition, deposits and borrowings included $0.3 million and comprehensive income included $0.8 million, before taxes of $0.4 million relating to interest rate swaps terminated with positive benefit during 2001. These amounts are being amortized into income over the designated hedged period. The positive mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $11.6 million, before taxes of $4.9 million. As of December 31, 2001 the Company had $706.4 million notional amount of interest rate swaps, of which $206.4 million were fair value hedges and $500.0 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets of $9.6 million, other liabilities of $0.7 million and an increase in hedged deposits and borrowings of $8.9 million. In addition, deposits and borrowings included $1.8 million and comprehensive income included $2.8 million, before taxes of $1.2 million relating to interest rate swaps terminated with positive benefit in 2001. The positive mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $11.7 million, before taxes of $4.9 million. There was no transition adjustment at January 1, 2001 or any ineffectiveness gain or loss that impacted net income for 2002 or 2001. Amounts to be paid or received on the cash flow hedge interest rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $17.8 million, that were reclassified into net interest income during 2002. Comprehensive income expected to be reclassified into net interest income within the next 12 months is $8.5 million.

        Interest rate swap agreements involve the exchange of fixed- and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest rate risk management instruments had $56.7 million of credit risk exposure at December 31, 2002 and $20.6 million as of December 31, 2001. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at year-end. The Company's swap agreements require the deposit of collateral to mitigate the amount of credit risk if certain market value thresholds are exceeded. As of December 31, 2002, the Company was holding $35.2 million in securities deposited by swap counterparties as collateral.

        The periodic net settlement of interest rate risk management instruments is recorded as an adjustment to net interest income. These interest rate risk management instruments increased or (decreased) net interest income by $32.2 million, $15.0 million and $(2.7) million for 2002, 2001 and 2000, respectively.

Note 15. Net Income Per Common Share

        Basic and diluted net income per common share calculations follow:

	For the year ended December 31,
In thousands, except for share amounts
	2002	2001	2000
Basic
Net Income	$183,100	$146,170	$131,660

Average Common Shares Outstanding	49,783	47,937	47,536
Average Treasury Shares Outstanding	220	41	358

Net Average Common Shares Outstanding	49,563	47,896	47,178

Basic Earnings Per Share	$3.69	$3.05	$2.79

Diluted
Net Income	$183,100	$146,170	$131,660
Average Common Shares Outstanding	49,783	47,937	47,536
Average Treasury Shares Outstanding	220	41	358

Net Average Common Shares Outstanding	49,563	47,896	47,178
Stock Option Dilution Adjustment	1,826	1,480	1,215

Shares Outstanding and Equivalents	51,389	49,376	48,393
Diluted Earnings Per Share	$3.56	$2.96	$2.72

        Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period.

        Diluted net income per common share takes into consideration the dilution assuming the Corporation's outstanding stock options were converted or exercised into common shares. The average price of the Corporation's common stock for the period is used to determine the dilutive effect of outstanding stock options utilizing the treasury stock method. At December 31, 2002, outstanding stock options totaling 702,447 were antidilutive.

QuickLinks

Part I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 4A. Executive Officers of the Registrant
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION
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