Form 10-Q
period 2003-03-31
CITY NATIONAL CORP
filed 2003-05-12
CIK 201461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 1-10521

CITY NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2568550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

City National Center 400 North Roxbury Drive, Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (310) 888-6000

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

Number of shares of common stock outstanding at April 30, 2003: 48,475,940

PART 1 - FINANCIAL INFORMATON

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

Dollars in thousands, except per share amounts	March 31, 2003	December 31, 2002	March 31, 2002
Assets
Cash and due from banks	$448,152	$497,273	$426,846
Federal funds sold	615,000	460,000	484,000
Securities available-for-sale - cost $2,478,311; $2,169,444 and $1,905,948 at March 31, 2003, December 31, 2002 and March 31, 2002, respectively	2,531,809	2,226,656	1,901,824
Trading account securities	76,263	172,211	163,125
Loans	7,832,823	7,999,470	7,752,024
Less allowance for credit losses	169,480	164,502	155,657
Net loans	7,663,343	7,834,968	7,596,367

Premises and equipment, net	62,630	61,208	63,404
Deferred tax asset	43,602	36,578	54,413
Goodwill	230,084	229,834	230,881
Core deposit intangibles	25,032	27,007	33,015
Bank owned life insurance	60,682	60,119	59,738
Affordable housing investments	67,326	68,848	57,933
Other assets	181,663	186,766	137,474
Customers’ acceptance liability	6,886	8,924	8,329

Total assets	$12,012,472	$11,870,392	$11,217,349

Liabilities
Demand deposits	$4,625,439	$4,764,234	$3,690,225
Interest checking deposits	660,448	692,261	583,507
Money market deposits	3,101,656	2,929,501	2,551,833
Savings deposits	206,724	198,288	241,541
Time deposits-under $100,000	213,492	218,447	251,417
Time deposits-$100,000 and over	1,056,087	1,036,967	1,338,701
Total deposits	9,863,846	9,839,698	8,657,224
Federal funds purchased and securities sold under repurchase agreements	156,002	266,727	179,140
Other short-term borrowings	140,125	125,125	793,625
Subordinated debt	302,573	303,795	267,449
Long-term debt	274,001	68,682	194,389
Other liabilities	147,350	147,482	118,190
Acceptances outstanding	6,886	8,924	8,329

Total liabilities	10,890,783	10,760,433	10,218,346

Commitments and contingencies

Shareholders’ Equity
Preferred Stock authorized - 5,000,000 : none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000; Issued - 50,282,743 shares at March 31, 2003 and December 31, 2002 and 49,681,899 shares at March 31, 2002	50,283	50,283	49,682
Additional paid-in capital	399,551	400,866	381,041
Accumulated other comprehensive income	37,631	40,400	2,719
Retained earnings	708,849	675,195	565,561
Treasury shares, at cost - 1,694,129; 1,299,312; and 0 shares at March 31, 2003, December, 31, 2002 and March 31, 2002, respectively	(74,625)	(56,785)	—

Total shareholders’ equity	1,121,689	1,109,959	999,003

Total liabilities and shareholders’ equity	$12,012,472	$11,870,392	$11,217,349

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
In thousands, except per share amounts	2003	2002

Interest Income
Loans	$115,736	$120,618
Securities available-for-sale	29,431	27,028
Federal funds sold and securities purchased under resale agreements	411	507
Trading account	98	205
Total interest income	145,676	148,358
Interest Expense
Deposits	13,474	18,943
Subordinated debt	1,414	2,195
Other long-term debt	1,352	1,141
Federal funds purchased and securities sold under repurchase agreements	625	780
Other short-term borrowings	594	3,604
Total interest expense	17,459	26,663
Net interest income	128,217	121,695
Provision for credit losses	17,500	11,000
Net interest income after provision for credit losses	110,717	110,695
Noninterest Income
Trust fees and investment fee revenue	15,480	14,274
Cash management and deposit transaction charges	10,917	10,369
International services	4,328	3,791
Bank owned life insurance	714	673
Gain on sale of loans and assets	102	1,679
Gain on sale of securities	1,230	688
Other	6,205	4,469
Total noninterest income	38,976	35,943
Noninterest Expense
Salaries and employee benefits	51,805	47,470
Net occupancy of premises	6,969	6,180
Professional	6,436	5,229
Information services	4,253	4,360
Depreciation	3,119	3,392
Marketing and advertising	3,112	2,788
Office services	2,570	2,098
Amortization of core deposit intangibles	1,976	1,515
Equipment	666	482
Other operating	4,981	5,259
Total noninterest expense	85,887	78,773
Income before income taxes	63,806	67,865
Income taxes	20,151	23,629
Net income	43,655	44,236
Other comprehensive income
Unrealized loss on securities available-for-sale	(2,848)	(10,252)
Unrealized gain (loss) on cash flow hedges	528	(3,277)
Less reclassification adjustment for gain included in net income	2,455	193
Income taxes (benefit)	(2,006)	(5,767)
Other comprehensive loss	(2,769)	(7,955)

Comprehensive income	$40,886	$36,281

Net income per share, basic	$0.89	$0.91

Net income per share, diluted	$0.87	$0.87

Shares used to compute income per share, basic	48,779	48,690

Shares used to compute income per share, diluted	50,124	50,803

Dividends per share	$0.205	$0.195

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended March 31,
Dollars in thousands	2003	2002

Cash Flows From Operating Activities
Net income	$43,655	$44,236
Adjustments to net income:
Provision for credit losses	17,500	11,000
Amortization of core deposit intangibles	1,976	1,515
Depreciation	3,119	3,392
Deferred income tax (benefit)	(5,018)	12,416
Gain on sales of loans and assets	(102)	(1,679)
Gain on sales of securities	(1,230)	(688)
Net increase in other (assets) liabilities	(43,047)	(40,740)
Net (increase) decrease in trading securities	95,948	(84,859)
Other, net	52,845	32,165
Net cash provided (used) by operating activities	165,646	(23,242)

Cash Flows From Investing Activities
Purchase of securities	(714,151)	(213,688)
Sales of securities available-for-sale	49,475	19,229
Maturities and paydowns of securities	354,823	131,271
Loan (originations) principal collections, net	151,765	(233,151)
Purchase of premises and equipment	(5,449)	(1,405)
Net cash from acquisitions	—	35,633
Other, net	(1)	2
Net cash used by investing activities	(163,538)	(262,109)

Cash Flows From Financing Activities
Net increase in deposits	24,148	87,559
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(110,725)	7,609
Net increase in short-term borrowings, net of transfers from long-term debt	—	378,500
Repayment of long-term debt	(1,367)	—
Net proceeds of issuance of senior debt	221,749	—
Proceeds from exercise of stock options	2,808	8,917
Stock repurchases	(22,841)	—
Cash dividends paid	(10,001)	(9,406)
Net cash provided by financing activities	103,771	473,179

Net increase in cash and cash equivalents	105,879	187,828
Cash and cash equivalents at beginning of year	957,273	723,018
Cash and cash equivalents at end of period	$1,063,152	$910,846

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$20,919	$30,376
Income taxes	6,000	11,000

Non-cash investing activities:
Transfer from loans to foreclosed assets	$—	$530
Transfer from long-term debt to short-term borrowings	15,000	—

See accompanying Notes to the unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended March 31,
Dollars in thousands	2003	2002

Common Stock
Balance, beginning of period	$50,283	$48,150
Stock issued for acquisitions	—	1,207
Stock options exercised	—	325
Balance, end of period	50,283	49,682

Additional paid-in capital
Balance, beginning of period	400,866	301,022
Tax benefit from stock options	878	2,687
Stock options exercised	(2,193)	8,592
Excess of market value of shares issued for acquisitions over historical cost	—	68,740
Balance, end of period	399,551	381,041

Accumulated other comprehensive income
Balance, beginning of period	40,400	10,674
Other comprehensive loss net of income taxes	(2,769)	(7,955)
Balance, end of period	37,631	2,719

Retained earnings
Balance, beginning of period	675,195	530,731
Net income	43,655	44,236
Dividends paid	(10,001)	(9,406)
Balance, end of period	708,849	565,561

Treasury shares
Balance, beginning of period	(56,785)	—
Purchase of shares	(22,841)	—
Issuance of shares for stock options	5,001	—
Balance, end of period	(74,625)	—

Total shareholders’ equity	$1,121,689	$999,003

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.               City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”).  In light of the fact that the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together.

2.               The results of operations reflect the interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.  The results for the 2003 interim period are not necessarily indicative of the results expected for the full year.

3.               Trading account securities are stated at market value.  Investments not classified as trading securities are classified as securities available-for-sale and recorded at fair value.  Unrealized holding gains or losses for securities available-for-sale, net of taxes are excluded from net income and are reported as other comprehensive income included as a separate component of shareholders’ equity.

4.               Certain prior periods’ data have been reclassified to conform to current period presentation.

5.               Reserves established as a purchase price adjustment for the February 29, 2000 acquisition of The Pacific Bank N.A. of $0.9 million for exit costs relating to surplus space remain as of March 31, 2003.  Reserves established as a purchase price adjustment for the February 28, 2002 acquisition of Civic BanCorp of $0.9 million for exit costs relating to surplus space remain as of March 31, 2003.

6.               On February 13, 2003, the Corporation issued $225 million of 5.125 percent Senior Notes due 2013 in a private placement.  A like amount of exchange notes were subsequently registered pursuant to the Securities Act of 1933 in April 2003 and an exchange offering commenced with the senior notes, which offering will expire on May 23, 2003 unless extended.

7.               On January 22, 2003, the Board of Directors authorized a 1 million-share stock buyback program.  During the first quarter of 2003, 212,800 shares were repurchased under this program at an average price of $44.59 per share.  The Company repurchased an additional 292,500 shares at an average price of $45.65 per share under its prior stock buyback program bringing the total number of shares repurchased in the quarter to 505,300 shares.  The shares purchased under the buyback programs may be reissued for acquisitions, upon the exercise of stock options, or for other general corporate purposes. There were 1,694,129 treasury shares at March 31, 2003.

During April 2003, an additional 240,000 shares were repurchased under the current stock buyback program at an average price of $40.72 per share.

Basic earnings per share is based on the weighted average shares of common stock.  Diluted earnings per share gives effect to all dilutive potential common shares which consists only of stock options that were outstanding during the period.  At March 31, 2003, 689,051 stock options were antidilutive.

8.               The Company applies APB Opinion No. 25 in accounting for stock option plans and, accordingly, no compensation cost has been recognized for its plans in the financial statements.  As a practice, the Corporation’s stock option grants are such that the exercise price equals the current market price of the common stock.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 using the Black Scholes option-pricing model, the Company’s proforma net income would have been reduced to the proforma amounts indicated below:

	For the three months ended March 31,
Dollars in thousands, except for per share amounts	2003	2002
Net income, as reported	$43,655	$44,236
Proforma net income	42,188	41,695
Net income per share, basic, as reported	0.89	0.91
Proforma net income per share, basic,	0.86	0.86
Net income per share, diluted, as reported	0.87	0.87
Proforma net income per share, diluted,	0.84	0.82
Percentage reduction in net income per share, diluted	3.45%	5.75%

The Company did not issue stock based performance awards in the first quarter of 2003 which contributed to the lower impact on proforma results in the first quarter of 2003.   Stock based performance awards are expected to be granted in the second quarter of 2003.

9.               In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003.  The Company will adopt the provisions of Interpretation 46 for existing variable interest entities on July 1, 2003, which is not expected to have a material effect on the Company’s financial statements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  Statement 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial statements.

10.         On April 1, 2003, the Corporation acquired Convergent Capital Management LLC, a privately held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms.  Combined, these 10 firms manage assets of approximately $6.5 billion.  The purchase price was $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt.

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

(Unaudited)

	At or for the three months ended			Percentage change March 31, 2003 from
Dollars in thousands, except per share amounts	March 31, 2003	December 31, 2002	March 31, 2002	December 31, 2002	March 31, 2002

For The Quarter
Net income	$43,655	$44,419	$44,236	(2)%	(1)%
Net income per common share, basic	0.89	0.90	0.91	(1)	(2)
Net income per common share, diluted	0.87	0.87	0.87	0	0
Dividends, per common share	0.205	0.195	0.195	5	5

At Quarter End
Assets	$12,012,472	$11,870,392	$11,217,349	1	7
Deposits	9,863,846	9,839,698	8,657,224	0	14
Loans	7,832,823	7,999,470	7,752,024	(2)	1
Securities	2,531,809	2,226,656	1,901,824	14	33
Shareholders’ equity	1,121,689	1,109,959	999,003	1	12
Book value per share	23.09	22.66	20.11	2	15

Average Balances
Assets	$11,480,626	$11,312,332	$10,344,129	1	11
Deposits	9,373,839	9,284,335	7,933,481	1	18
Loans	7,964,338	7,970,874	7,465,430	0	7
Securities	2,385,584	2,048,467	1,863,495	16	28
Shareholders’ equity	1,117,573	1,108,090	945,778	1	18

Selected Ratios
Return on average assets	1.54%	1.56%	1.73%	(1)	(11)
Return on average shareholders’ equity	15.84	15.90	18.97	0	(16)
Corporation’s tier 1 leverage	7.65	7.55	7.31	1	5
Corporation’s tier 1 risk-based capital	10.30	9.87	9.05	4	14
Corporation’s total risk-based capital	14.46	14.26	13.55	1	7
Dividend payout ratio, per share	22.91	21.87	21.27	5	8
Net interest margin	5.07	5.17	5.34	(2)	(5)
Efficiency ratio*	50.28	51.28	48.89	(2)	3

Asset Quality Ratios
Nonaccrual loans to total loans	1.27%	0.89%	0.65%	43	95
Nonaccrual loans and ORE to total loans and ORE	1.28	0.90	0.65	42	97
Allowance for credit losses to total loans	2.16	2.06	2.01	5	7
Allowance for credit losses to non accrual loans	169.93	230.53	310.47	(26)	(45)
Net charge-offs to average loans - annualized	(0.64)	(0.61)	(0.38)	5	68

* The efficiency ratio is defined as noninterest expense excluding ORE expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995”, below relating to “forward-looking” statements included in this report.

RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified four policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  These policies relate to the accounting for securities, the allowance for credit losses, derivatives and hedging activities and stock based performance plans.  The Company, in consultation with the Audit Committee, has reviewed and approved these critical accounting policies, which are further described in Management’s Discussion and Analysis and Note 1 (Summary of Significant Accounting Policies) to Financial Statement in the Company’s 2002 Form 10-K.

Overview

The Corporation recorded net income of $43.7 million, or $0.87 per common share, for the first quarter of 2003, compared with net income of $44.2 million, or $0.87 per share, for the first quarter of 2002 on fewer common shares outstanding this year.

First-Quarter Highlights

•                  Average deposits were up 18 percent from a year ago and 1 percent from the prior quarter.

•                  Average loan growth, which was up 7 percent from a year ago, was essentially level compared with the prior quarter due to ongoing economic uncertainties heightened by current world-wide events.

•                  Net interest income was up 5 percent from the first quarter of 2002.

•                  Noninterest income continued to increase, up 8 percent from a year ago and 4 percent from last quarter.

•                  The Company strengthened its allowance for credit loss as nonaccrual loans increased.

•                  Exposure to purchased syndicated media and telecommunication outstanding loan balances declined 30 percent from December 31, 2002 to $49.9 million at March 31, 2003.

	For the three months ended March 31,		% Change	For the three months ended December 31, 2002
Dollars in millions, except per share	2003	2002

Earnings Per Share	$0.87	$0.87	—	$0.87

Net Income	43.7	44.2	(1)	44.4

Return on Assets	1.54%	1.73%	(11)	1.56%

Return on Equity	15.84	18.97	(16)	15.90

Return on average assets declined due to an increase in assets.  The lower return on average shareholders’ equity was due primarily to a higher level of shareholders’ equity from retained net income and from the exercise of stock options, net of treasury share repurchases.

Outlook

Consistent with its April 15, 2003 first quarter earnings release, management continues to expect net income per diluted common share for 2003 to be approximately 5 to 8 percent higher than net income per diluted common share for 2002 based on the business indicators below:

•                    Average loan growth 2 to 5 percent

•                    Average deposit growth  6 to 9 percent

•                    Net interest margin 5.00 to 5.10 percent

•                    Provision for credit losses $65 million to $75 million

•                    Noninterest income growth 18 to 21 percent

•                    Noninterest expense growth 9 to 12 percent

•                    Effective tax rate 31 to 33 percent

Revenues

Revenues (net interest income plus noninterest income) increased 6 percent to $167.2 million in the first quarter of 2003 from $157.6 million in the first quarter of 2002, due in part to the acquisition of Civic BanCorp (“Civic”) in February 2002.   However, they decreased 1 percent from the fourth quarter of 2002, reflecting, in part, the fewer days in the first quarter.

Net Interest Income

Net interest income reached $131.9 million on a fully taxable-equivalent basis, up 5 percent from $125.4 million in the first quarter of 2002.  Average deposits continued to increase over the prior-year quarter as well as from the prior quarter.  Loans grew over the same period last year. However, they were essentially level compared with the prior quarter due to continuing economic uncertainties heightened by current world-wide events.  The net interest margin narrowed as a result of repricing and as excess funding, including prepayments of higher yielding fixed-rate assets, was invested in lower yielding available-for-sale short-term securities.

	For the three month ended March 31,		% Change	For the three months ended December 31, 2002
Dollars in millions	2003	2002

Average Loans	$7,964.3	$7,465.4	7	$7,970.9

Average Securities Available-For-Sale	2,441.8	1,924.5	27	2,117.9

Average deposits	9,373.8	7,933.5	18	9,284.3

Fully Taxable-Equivalent Net Interest Income	131.9	125.4	5	135.2

Net interest Margin	5.07%	5.34%	(5)	5.17%

Compared with the prior-year first-quarter averages, commercial loans rose 4 percent, residential first mortgage loans rose 8 percent, real estate mortgage loans rose 11 percent, and real estate construction loans rose 9 percent, reflecting in part the impact of the purchase of Civic.  Compared to the prior quarter, average residential first mortgage loans and construction loans increased while commercial loans decreased, partly due to a reduction in purchased syndicated media and telecommunication loan balances.

Average securities available-for-sale continued to increase as the demand for loans slowed.  As of March 31, 2003 unrealized gains on securities available-for-sale were $53.5 million.

During the first quarter of 2003, average core deposits - which include all deposits except time deposits of $100,000 or more – rose to $8.3 billion, an increase of 26 percent over the $6.6 billion reported for the first quarter of 2002. They rose 2 percent over the fourth quarter of 2002.  Average core deposits represented 89 percent of the total average deposit base for the first quarter of 2003, compared with 83 percent for the first quarter of 2002 and 88 percent for the fourth quarter of 2002.  New clients and higher client balances maintained as deposits to pay for services contributed to the continued growth of deposits.

The Bank’s prime rate was 4.25 percent as of March 31, 2003, compared with 4.75 percent a year earlier.

As part of the Company’s long-standing asset liability management strategy, its “plain vanilla” interest rate swaps hedging loans, deposits and borrowings with a notional value of $1.0 billion added $7.5 million to net interest income in the first quarter of 2003, compared with $7.9 million in the first quarter of 2002 and $7.6 million for the fourth quarter of 2002.  These amounts included $4.5 million, $3.2 million and $3.8 million, respectively, for interest swaps qualifying as fair-value hedges.  Income from swaps qualifying as cash-flow hedges was $3.0 million for the first quarter of 2003, compared with $4.7 million for the first quarter of 2002 and $3.8 million for the fourth quarter of 2002.  Income from existing swaps qualifying as cash flow hedges of loans expected to be recorded in net interest income within the next 12 months is $7.6 million.

Interest income recovered on nonaccrual and charged-off loans included above was $0.6 million for the first quarter of 2003, compared with $0.4 million for the first quarter of 2002 and $0.9 million for the fourth quarter of 2002.

The following tables present the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2003 and 2002.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Net Interest Income Summary

	For the three months ended March 31, 2003			For the three months ended March 31, 2002
Dollars in thousands	Average Balance	Interest income/ expense(2)	Average interest rate	Average Balance	Interest income/ expense(2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,560,411	$47,190	5.38%	$3,432,475	$53,009	6.26%
Real estate mortgages	1,908,554	31,652	6.73	1,717,838	30,897	7.29
Residential first mortgages	1,756,838	28,164	6.50	1,633,024	28,279	7.02
Real estate construction	663,956	8,840	5.40	610,878	8,394	5.57
Installment	74,579	1,500	8.16	71,215	1,607	9.15
Total loans (1)	7,964,338	117,346	5.98	7,465,430	122,186	6.64
Securities available-for-sale	2,385,584	31,460	5.35	1,863,495	29,154	6.34
Federal funds sold and securities purchased under resale agreements	132,989	411	1.25	129,697	507	1.59
Trading account securities	56,212	101	0.73	61,048	208	1.38
Total interest-earning assets	10,539,123	149,318	5.75	9,519,670	152,055	6.48
Allowance for credit losses	(169,424)			(150,151)
Cash and due from banks	441,078			423,346
Other nonearning assets	669,849			551,264
Total assets	$11,480,626			$10,344,129

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$674,809	337	0.20	$564,711	353	0.25
Money market accounts	2,988,825	7,573	1.03	2,133,778	7,747	1.47
Savings deposits	198,295	262	0.54	242,930	727	1.21
Time deposits - under $100,000	215,691	1,010	1.90	234,302	1,598	2.77
Time deposits - $100,000 and over	1,047,354	4,292	1.66	1,332,771	8,518	2.59
Total interest - bearing deposits	5,124,974	13,474	1.07	4,508,492	18,943	1.70

Federal funds purchased and securities sold under repurchase agreements	219,518	625	1.15	201,215	780	1.57
Other borrowings	615,443	3,360	2.21	1,157,088	6,940	2.43
Total interest - bearing liabilities	5,959,935	17,459	1.19	5,866,795	26,663	1.84
Noninterest - bearing deposits	4,248,865			3,424,989
Other liabilities	154,253			106,567
Shareholders’ equity	1,117,573			945,778
Total liabilities and shareholders’ equity	$11,480,626			$10,344,129
Net interest spread			4.56%			4.64%
Fully taxable-equivalent net interest income		$131,859			$125,392
Net interest margin			5.07%			5.34%

(1) Includes average nonaccrual loans of $83,037 and $43,592 for 2003 and 2002, respectively.

(2) Loan income includes loan fees of $5,428 and $6,317 for 2003 and 2002, respectively.

Net interest income is impacted by the volume, mix and rate of interest-earning assets and interest-bearing liabilities.  The following table shows changes in net interest income on a fully taxable-equivalent basis between the first quarter of 2003 and the first quarter of 2002, as well as between the first quarter of 2002 and the first quarter of 2001.

Changes In Net Interest Income

Dollars in thousands	For the three months ended March 31, 2003 vs 2002			For the three months ended March 31, 2002 vs 2001
	Increase (decrease) due to		Net increase (decrease)	Increase (decrease) due to		Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Loans	$7,823	$(12,663)	$(4,840)	$18,463	$(36,672)	$(18,209)
Securities available-for-sale	7,323	(5,017)	2,306	5,977	(2,504)	3,473
Federal funds sold and securities purchased under resale agreements	13	(109)	(96)	(33)	(496)	(529)
Trading account securities	(15)	(92)	(107)	621	(717)	(96)
Total interest-earning assets	15,144	(17,881)	(2,737)	25,028	(40,389)	(15,361)

Interest paid on:
Interest checking deposits	61	(77)	(16)	(4)	(340)	(344)
Money market deposits	2,551	(2,725)	(174)	5,006	(8,544)	(3,538)
Savings deposits	(116)	(349)	(465)	(38)	(1,380)	(1,418)
Other time deposits	(1,713)	(3,101)	(4,814)	(4,252)	(13,407)	(17,659)
Other borrowings	(2,638)	(1,097)	(3,735)	1,814	(11,467)	(9,653)
Total interest-bearing liabilities	(1,855)	(7,349)	(9,204)	2,526	(35,138)	(32,612)
	$16,999	$(10,532)	$6,467	$22,502	$(5,251)	$17,251

The impact of interest rate swaps, which increases loan interest income and reduces deposit and borrowing interest expense, is included in rate changes.

Provision for Credit Losses

The Company recorded a provision for credit losses of $17.5 million for the first quarter of 2003, compared with $11.0 million for the same period in 2002.  The provision for credit losses in the fourth quarter of 2002 was $17.5 million. The higher provision for credit losses over the first quarter of 2002 primarily reflects increasing nonaccrual loan levels, charge-offs, management’s ongoing assessment of the credit quality of the portfolio and the current economic environment, most notably including the continuing weakness in Northern California and some of the loans in the Company’s aircraft lessor portfolio.  See “— Allowance for Credit Losses.”

Noninterest Income

The Company continues to emphasize growth in noninterest income - which increased 8 percent to $39.0 million for the first quarter of 2003, compared with $35.9 million for the first quarter of 2002.  Noninterest income increased 4 percent over the fourth quarter of 2002.

Noninterest income for the first quarter of 2003 was 23 percent of total revenues, compared with 23 percent for the first quarter of 2002 and 22 percent for the fourth quarter of 2002.

Trust and Investment Fee Revenue

	At or for the three months ended March 31,		% Change	At or for the three months ended December 31, 2002
Dollars in millions	2003	2002
Assets Under Administration	$19,840.8	$18,786.8	6	$19,513.3

Assets Under Management*	6,978.0	7,265.2	(4)	7,407.0

Trust and Investment Fee Revenue	15.5	14.3	8	16.0

* Included above in Assets Under Administration

The reduction in assets under management is primarily attributable to the fact that clients are maintaining lower balances in money-market accounts due to their low interest rates. New business in all other categories, aided by strong relative investment performance, offset the decline in assets caused by lower market values.  The year-over-prior-year revenue increase was driven by higher balances under administration while the decrease from the prior quarter is the result of fewer days - and therefore lower transaction volume — in the first quarter.

Other Noninterest Income

Cash management and deposit transaction fees for the first quarter of 2003 increased 5 percent over both the first quarter and the fourth quarter of 2002. Strong growth in deposits, higher sales of cash management products and the impact on fees of a reduction in the earnings credit on analyzed deposit accounts contributed to this growth.

International services fees were up 14 percent over the prior-year quarter but down 14 percent from the fourth quarter of 2002.  Higher foreign exchange and standby letter of credit revenue fueled the year-over-year revenue growth.  Revenue fell from the fourth quarter of 2002, however, as imports and exports declined amid security concerns, higher fuel costs and business uncertainty world-wide.

Other income includes $1.2 million of fees received from the sale of certain merchant credit card business.

Gains on the sale of loans and other assets and gains on the sale of securities for the first quarter of 2003 amounted to $1.3 million compared with $2.4 million for the first quarter of 2002 and $0.1 million for the fourth quarter 2002.

Noninterest Expense

Noninterest expense was $85.9 million in the first quarter of 2003, up 9 percent from $78.8 million for the first quarter of 2002 but down 3 percent from $88.5 million for the fourth quarter of 2002. Expenses grew over the same period last year primarily because of the Company’s continued growth, including the addition of Civic and costs associated with additional colleagues primarily in Northern California and New York.  Fourth-quarter expenses included certain collection activity costs, start-up costs of the New York office, and costs to upgrade facilities and technology systems, which did not recur in the current quarter.

The Company’s efficiency ratio for the first quarter of 2003 was 50.28 percent, compared with 48.89 percent for the first quarter of 2002 and 51.28 percent for the fourth quarter of 2002.

Income Taxes

The first-quarter 2003 effective tax rate was 31.6 percent, compared with 30.1 percent for all of 2002.  The higher effective tax rate over the prior year reflects the absence of certain tax benefits recorded in 2002.

The effective tax rates differ from the applicable statutory federal tax rate due to various factors, including state taxes and the impact of the Company’s real estate investment trust subsidiaries on state taxes, tax-exempt income including interest on bank-owned life insurance, and affordable housing investments.

The Company’s tax returns are open for audits by the Internal Revenue Service back to 1998 and by the Franchise Tax Board of the State of California back to 1996.  From time to time, there may be differences in opinions with the respect to tax treatment accorded transactions.  When, and if, such differences occur and become probable and estimable, such amounts will be recognized.

BALANCE SHEET ANALYSIS

Average assets reached $11.5 billion for the first quarter of 2003, an increase of 11 percent over the $10.3 billion in average assets for the first quarter of 2002 and 1 percent over the $11.3 billion in average assets for the fourth quarter of 2002.  Total assets at March 31, 2003 increased 7 percent to $12.0 billion from $11.2 billion at March 31, 2002. Total assets at December 31, 2002 were $11.9 billion.

Total average interest-earning assets were $10.5 billion for the first quarter of 2003, an increase of 11 percent over the $9.5 billion in average interest-earning assets for the first quarter of 2002 and 2 percent higher than the $10.4 billion in average interest-earning assets for the fourth quarter of 2002.

Securities

Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

	March 31, 2003		December 31, 2002		March 31, 2002
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Government and federal agency	$287,444	$292,055	$317,183	$324,223	$328,725	$330,046
Mortgage-backed	1,763,370	1,801,838	1,448,673	1,491,489	1,114,243	1,115,884
State and Municipal	228,619	241,479	224,013	236,591	212,298	214,773
Other	5,449	4,620	5,451	4,600	31,911	30,499
Total debt securities	2,284,882	2,339,992	1,995,320	2,056,903	1,687,177	1,691,202
Marketable equities securities	193,429	191,817	174,124	169,753	218,771	210,622
Total securities	$2,478,311	$2,531,809	$2,169,444	$2,226,656	$1,905,948	$1,901,824

Average securities available-for-sale continued to increase as the demand for loans slowed.  At March 31, 2003, securities available-for-sale totaled $2.5 billion, an increase of $630.0 million compared with holdings at March 31, 2002 and an increase of $305.2 million from December 31, 2002.  At March 31, 2003 the portfolio had an unrealized net gain of $53.5 million compared with a net gain of $57.2 million and a net loss of $4.1 million at December 31, 2002 and March 31, 2002, respectively.  The average duration of total available-for-sale securities at March 31, 2003 was 2.3 years compared with 2.1 years at December 31, 2002 and 3.5 years at March 31, 2002.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of March 31, 2003.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)

U.S. Government and federal agency	$—	—	$278,599	3.44	$13,456	6.21	$—	—	$292,055	3.57
Mortgage-backed	—	—	—	—	4,647	6.93	1,797,191	5.29	1,801,838	5.29
State and Municipal	13,360	6.94	85,965	6.56	105,133	6.81	37,021	6.62	241,479	6.70
Other	—	—	4,620	7.45	—	—	—	—	4,620	7.45
Total debt securities	$13,360	6.94	$369,184	4.22	$123,236	6.75	$1,834,212	5.32	$2,339,992	5.23

Amortized cost	$13,214		$360,264		$116,081		$1,795,323		$2,284,882

Dividend income included in interest income on securities in the Unaudited Consolidated Statement of Income and Comprehensive Income for the first quarter of 2003 and 2002 was $1.9 million and $2.7 million, respectively.

Loan Portfolio

A comparative period-end loan table is presented below:

Loans

Dollars in thousands	March 31, 2003	December 31, 2002	March 31, 2002
Commercial	$3,401,610	$3,609,053	$3,548,545
Residential first mortgages	1,762,629	1,738,909	1,679,969
Real estate mortgages	1,920,209	1,934,409	1,840,060
Real estate construction	676,618	640,861	606,768
Installment	71,757	76,238	76,682
Total loans, gross	7,832,823	7,999,470	7,752,024
Less allowance for credit losses	169,480	164,502	155,657
Total loans, net	$7,663,343	$7,834,968	$7,596,367

Total loans at March 31, 2003 were 1 percent higher than March 31, 2002 but decreased 2 percent from December 31, 2002.  At March 31, 2003, the Company’s loan portfolio included $620.9 million of loans to borrowers located in Northern California and $87.1 million of syndicated non-relationship commercial loans and purchased media and telecommunication loans.  The Company’s purchased media and telecommunication loan portfolio contains 16 loans with commitment and outstanding balances of $78.8 million and $49.9 million, respectively, or just slightly more than one-half of 1 percent of the loan portfolio.

Following is a breakdown of the media and telecommunication loans by industry type as of March 31, 2003:

Dollars in thousands	Number	Commitments	Outstandings	Percentage

Telecommunications	6	$23,122	$13,581	27%
Wireless	3	21,849	13,003	26
Television Broadcasting	3	12,889	11,899	24
Publishing	2	12,590	5,497	11
Radio Broadcasting	1	5,000	2,850	6
Cable Television	1	3,356	3,115	6
	16	$78,806	$49,945	100%

The media and telecommunication loan portfolio balances exclude the available-for-sale loans which are carried in other assets.

The following table presents information concerning nonaccrual loans, ORE, and restructured loans.  Bank policy requires that a loan be placed on nonaccrual status if (1) either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, (2) full collection of interest or principal becomes uncertain, regardless of the time period involved or (3) regulators’ ratings of credits suggest that the loan be placed on nonaccrual.

Nonaccrual Loans, ORE and Restructured Loans

Dollars in thousands	March 31, 2003	December 31, 2002	March 31, 2002

Nonaccrual loans:
Commercial	$85,075	$52,890	$42,368
Real estate
Residential first mortgages	307	711	568
Real estate mortgages	12,582	12,014	6,553
Real estate construction	1,774	5,267	202
	14,663	17,992	7,323
Installment	—	475	445
Total	99,738	71,357	50,136
ORE	210	670	505
Total nonaccrual loans and ORE	$99,948	$72,027	$50,641

Total non accrual loans as a percentage of total loans	1.27%	0.89%	0.65%
Total non accrual loans and ORE as a percentage of total loans and ORE	1.28	0.90	0.65
Allowance for credit losses to total loans	2.16	2.06	2.01
Allowance for credit losses to nonaccrual loans	169.93	230.53	310.47

Loans past due 90 days or more on accrual status:
Commercial	$907	$5,854	$1,968
Real estate
Residential first mortgages	—	104	—
Real estate mortgages	964	—	—
Real estate construction	—	—	—
	964	104	—
Installment	—	198	663
Total	$1,871	$6,156	$2,631

Nonperforming assets reached $99.9 million at March 31, 2003, up from $50.6 million at the end of the first quarter of 2002 and up $27.9 million from the fourth quarter of 2002.  Most of the $27.9 million increase in nonperforming asset balances for the quarter came from 5 nonaccrual commercial loans.  Approximately one-third of the March 31, 2003 nonperforming assets related to syndicated non-relationship commercial loans and purchased syndicated media and telecommunication loans.  One-third related to loans to Northern California borrowers, and the remaining one-third related to all other borrowers.   There were 4 purchased syndicated media and telecommunication loans totaling $11.3 million of outstandings on nonaccrual status at March 31, 2003, compared with 5 loans totaling $15.9 million at December 31, 2002.  All aircraft lessor loans are current and none are on nonaccrual as of March 31, 2003.

At March 31, 2003, nonaccrual loans included $99.7 million of impaired loans which had an allowance for credit losses of $22.3 million allocated to them.  At December 31, 2002, nonaccrual loans included $70.3 million of impaired loans which had an allowance of $13.5 million allocated to them.  The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the impairment is measured by using the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Impairment on loans less than $500,000 is measured using historical loss factors, which approximates the discounted cash flows method.

When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the allowance for credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the allowance for credit losses.

The Company’s policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

The following table summarizes the changes in nonaccrual loans for the three months ended March 31, 2003 and 2002.

Changes in Nonaccrual Loans

	For the three months ended March 31,
Dollars in thousands	2003	2002

Balance, beginning of period	$71,357	$38,563
Additions from acquisitions	—	3,510
Loans placed on nonaccrual	52,742	21,665
Charge-offs	(10,517)	(8,202)
Loans returned to accrual status	—	(1,159)
Repayments (including interest applied to principal)	(13,844)	(3,710)
Transferred to ORE	—	(531)
Balance, end of period	$99,738	$50,136

In addition to loans disclosed above as nonaccrual or restructured, management has also identified $22.6 million of credits, including one aircraft lessor loan for $1.3 million, and commercial credits to 21 other borrowers, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrower to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at March 31, 2003. Estimated potential losses from these potential problem loans have been provided for in determining the adequacy of the allowance for credit losses at March 31, 2003.

Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectable in whole or in part.

Allowance for Credit Losses

The allowance for credit losses at March 31, 2003 totaled $169.5 million, or 2.16 percent of outstanding loans.  This compares with an allowance of $155.7 million, or 2.01 percent at March 31, 2002 and an allowance of $164.5 million, or 2.06 percent at December 31, 2002.  The allowance for credit losses as a percentage of nonaccrual loans was 170 percent at March 31, 2003, compared with 310 percent at March 31, 2002 and 231 percent at December 31, 2002.  Management believes the allowance for credit losses is adequate to cover risks in the portfolio at March 31, 2003.

Net loan charge-offs were $12.5 million and $7.0 million for the first quarters of 2003 and 2002, respectively, and $12.2 million for the fourth quarter of 2002.  First-quarter 2003 charge-offs included $5.3 million relating to the Company’s purchased syndicated media and telecommunication portfolio. As an annualized percentage of average loans, net charge-offs were 0.64 percent, 0.38 percent and 0.61 percent for the first quarters of 2003 and 2002 and the fourth quarter of 2002, respectively.

The allowance for credit losses is maintained at a level that management deems appropriate based on a thorough analysis of numerous factors, including levels of net charge-offs and nonaccrual loans and continuing growth in the loan portfolio.  Credit quality will be influenced by underlying trends in the economy, particularly in California, and other factors that may be beyond management’s control.  No assurances can be given that the Company will not sustain credit losses, in any particular period, that are sizable in relation to the allowance for credit losses.  Based on known information available to it at the date of this report, management believes the allowance for credit losses is adequate to cover risks inherent in the portfolio at March 31, 2003.  Subsequent evaluation of the loan portfolio, in light of factors then prevailing, will dictate the level of provisions required to maintain the adequacy of the allowance for credit losses.

The table below summarizes the changes in the allowance for credit losses for the three months ended March 31, 2003 and 2002.

Changes in Allowance for Credit Losses

	For the three months ended March 31,
Dollars in thousands	2003	2002

Loans outstanding	$7,832,823	$7,752,024
Average amount of loans outstanding	$7,964,338	$7,465,430
Balance of allowance for credit losses, beginning of period	$164,502	$142,862
Loans charged off:
Commercial	(13,287)	(8,384)
Real estate and other	1,595	912
Total loans charged off	(14,882)	(9,296)
Less recoveries of loans previously charged off:
Commercial	2,268	1,027
Real estate and other	92	1,277
Total recoveries	2,360	2,304
Net loans charged off	(12,522)	(6,992)
Additions to allowance charged to operating expense	17,500	11,000
Additions to allowance from acquisition	—	8,787
Balance, end of period	$169,480	$155,657

Total net charge-offs to average loans (annualized)	(0.64)%	(0.38)%

Ratio of allowance for credit losses to total period end loans	2.16	2.01

Other Assets

Other assets included the following:

Other Assets

Dollars in thousands	March 31, 2003	December 31, 2002	March 31, 2002

Interest rate swap mark-to-market	$57,538	$56,690	$13,393
Accrued interest receivable	43,724	45,124	48,407
Claim in receivership and other assets	23,214	23,142	22,320
Loans held-for-sale	10,412	18,155	12,980
Income tax refund	3,305	3,464	—
Other	43,470	40,191	40,374
Total other assets	$181,663	$186,766	$137,474

The claim in receivership and other assets were acquired in the acquisition of Pacific Bank.  The claim in receivership, which is approximately half of the balance, is expected to be realized in 2003.

See — “Net Interest Income” for a discussion of interest rate swaps that result in the swap mark-to-market asset of $57.5 million.

Off Balance Sheet

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit, letters of credit, and financial guarantees.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheet.  Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract.   Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each client’s creditworthiness on a case-by-case basis.

The Company had outstanding loan commitments aggregating  $3,140.2 million at March 31, 2003.  In addition, the Company had $323.3 million outstanding in bankers’ acceptances and letters of credit of which $280.9 million relate to standby letters of credit at March 31, 2003.  Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

Deposits

Deposits totaled $9.9 billion at March 31, 2003, compared with $8.7 billion at March 31, 2002, an increase of 14 percent and increased slightly over the $9.8 billion at December 31, 2002.  New clients and a lower earnings credit on analyzed deposit accounts resulting from lower interest rates, contributed to the growth of deposits.

Demand deposits accounted for 47 percent of total deposits at March 31, 2003.  Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 89 percent of total deposits at March 31, 2003.  See “— Net Interest Income.”

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at March 31, 2003, December 31, 2002 and March 31, 2002.

	Regulatory Well Capitalized Standards	March 31, 2003	December 31, 2002	March 31, 2002
City National Corporation
Tier 1 leverage	—%	7.65%	7.55%	7.31%
Tier 1 risk-based capital	6.00	10.30	9.87	9.05
Total risk-based capital	10.00	14.46	14.26	13.55

City National Bank
Tier 1 leverage	5.00	7.53	7.24	7.01
Tier 1 risk-based capital	6.00	10.15	9.46	8.66
Total risk-based capital	10.00	14.33	13.85	13.18

Tier 1 capital ratios include the impact of $25.5 million of preferred stock issued by real estate investment trust subsidiaries of the Bank which is included in other liabilities.

On January 22, 2003, the Board of Directors authorized a 1 million-share stock buyback program.  During the first quarter of 2003, 212,800 shares were repurchased under this program at an average price of $44.59 per share.  The Company repurchased an additional 292,500 at an average price of $45.65 per share under its prior stock buyback program bringing the total number of shares repurchased in the quarter to 505,300 shares.  The shares purchased under the buyback programs may be reissued for acquisitions, upon the exercise of stock options, or for other general corporate purposes. There were 1,694,129 treasury shares at March 31, 2003.

LIQUIDITY MANAGEMENT

The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale.  Liquidity is also provided by maturing securities and loans.

Average core deposits and shareholders’ equity comprised 82 percent of total funding of average assets in the first quarter of 2003, compared with 73 percent in the first quarter of 2002.  This increase allowed the Company to decrease its use of more costly alternative funding sources.   See “— Net Interest Income.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

The principal objective of asset/liability management is to maximize net interest income subject to margin volatility and liquidity constraints. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company’s liabilities.  Liquidity risk results from the mismatching of asset and liability cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors to ensure that risk taking is managed within prudent interest rate and liquidity guidelines.

A quantitative and qualitative discussion about market risk is included on pages A-16 to A-20 of the Corporation’s Form 10-K for the year ended December 31, 2002. During the first quarter of 2003, the Company maintained a moderate asset sensitive interest rate position.  Based on the balance sheet at March 31, 2003, the Company’s net interest income simulation model indicates that net interest income would not be substantially adversely impacted by changes in interest rates. A rapid and sustained decline in interest rates would result in a decrease in projected net interest income of approximately 1.9% over the twenty-four month horizon. The magnitude of the decline is constrained by the low level of interest rates on March 31, 2003 and is subject to minimum interest rate levels.  The 1.9% at-risk amount is down slightly from the 2.2% at-risk amount based on the balance sheet at December 31, 2002. A rapid and sustained increase in rates would cause net interest income to improve by over 10.0% as measured at March 31, 2003.  This is essentially unchanged from the December 31, 2002 results.  Exposure is within the ALCO management guideline. The Company continues to use a variety of tools to manage its asset sensitivity.

As of March 31, 2003, the Company had $1,001.4 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $916.4 million have maturities greater than one year. The Company’s interest-rate risk-management instruments had a fair value and credit exposure risk of $57.5 million and $56.7 million at March 31, 2003 and December 31, 2002, respectively taking into consideration legal right of offset. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Company’s swap agreements require collateral to mitigate the amount of credit risk if certain market value exposure thresholds are exceeded. As of March 31, 2003, collateral securing swap agreements consisted of securities with a total market value of $32.8 million to reduce counterparty exposure.

At March 31, 2003, the Company’s outstanding foreign exchange contracts for both those purchased as well as sold totaled $72.7 million including $2.4 million of foreign exchange contracts with maturities over 1 year.  Outstanding foreign exchange contracts for both those purchased as well as sold were $70.6 million at December 31, 2002.  The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging for clients’ transaction and economic exposures arising out of commercial transactions.  The Company’s policies also permit limited proprietary currency positioning.  The Company actively manages its foreign exchange exposures within prescribed risk limits and controls.

ITEM 4.  CONTROL AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures were designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to management, including the chief executive officer and chief financial officer, in a timely manner.  In connection with the Company’s system of disclosure controls and procedures, the Company has created a disclosure committee which consists of certain members of the Company’s senior management.  The system is further supported by formal policies and procedures, including a Code of Conduct designed to ensure employees adhere to the highest standards of personal and professional integrity.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures.

Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s management, including the Company’s disclosure committee and its chief executive officer and chief financial officer, supervised and participated in the evaluation.  Based on the evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business and earnings outlook and statements preceded by, followed by, or that include the words “will,” believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions.

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

Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur as of the date the statements are made or to update earnings guidance including the factors that influence earnings.

A number of factors, some of which are beyond the Corporation’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) the unknown economic impact caused by the State of California’s budget shortfall, (2) earthquake or other natural disasters impacting the condition of real estate collateral, (3) the effect of acquisitions and integration of acquired businesses, and (4) economic uncertainty created by worldwide geopolitical unrest, hostilities and military action, terrorist attacks and related events, any of which could hurt our business.

•                                          Loan delinquencies may increase;

•                                          Problem assets and foreclosures may increase;

•                                          Demand for our products and services may decline; and

•                                          Collateral for loans made by us, especially real estate, may decline in value, in turn reducing clients’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Changes in interest rates affect our profitability.  We derive our income mainly from the difference or “spread” between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities fluctuates. This causes decreases in our spread and affects our net interest income. In addition, interest rates affect how much money we lend.

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

PART II.                                                OTHER INFORMATION

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation’s Annual Shareholders’ Meeting was held on Wednesday, April 23, 2003, in Beverly Hills, California, at which the shareholders were asked to vote on the election of nominees to serve on the Corporation’s Board of Directors.

Votes regarding the election of four Class I directors to serve for a term of three years and until their successors are duly elected and qualified are as follows:

	For	Withheld
George H. Benter Jr.	40,986,368	1,221,174
Kenneth L. Coleman	40,994,560	1,212,982
Peter M. Thomas	41,000,757	1,206,785
Andrea l. VanDeKamp	41,003,266	1,204,276

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Class II Directors

Russell Goldsmith
Michael L. Meyer
Ronald L. Olson

Class III Directors

Richard L. Bloch
Bram Goldsmith
Bob Tuttle
Kenneth Ziffren

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

No.

10.(u)                  Employment Agreement made as of May 15, 2003, by and between Bram Goldsmith, and the Registrant and City National Bank

99                                    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

On January 15, 2003, the Corporation filed a report on Form 8-K under item 5 regarding the financial results for the quarter and year ended December 31, 2002.  Included in the report was a press release dated January 14, 2002.

On January 17, 2003, the Corporation filed a report on Form 8-K under item 5 regarding the conference call for analysts and investors to discuss results for the fourth quarter and year-2002.  Included in the report was the transcript of the January 14, 2003 conference call.

On January 23, 2003, the Corporation filed a report regarding a new 1 million share stock repurchase program and the announcement of an increased fourth quarter 2002 common stock cash dividend.  Included in the report was a press release dated January 22, 2003.

On January 31, 2003, the Corporation filed a report regarding the announcement of a definitive agreement to acquire Convergent Capital Management LLC.  Included in the report was a press release dated January 31, 2003.

On February 3, 2003, the Corporation filed a report regarding the availability of a pre-recorded telephone message from City National’s Chief Executive Officer Russell Goldsmith on the transaction highlights of the Convergent Capital Management LLC acquisition.  Included in the report was a transcript of the January 31, 2003 pre-recorded message.

On February 13, 2003, the Corporation filed a report regarding the sale of $225 million of 10-year senior notes in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933.  Included in the report was a press release dated February 13, 2003.

On April 16, 2003, the Corporation filed a report on Form 8-K under item 9 (Regulation FD Disclosure) and item 12 (results of Operations and Financial Condition) of Form 8-K and is included under item 9 in accordance with SEC Release No. 33-8126 regarding the financial results for the quarter ended March 31, 2003.  Included in the report was a press release dated April 15, 2003.

On April 18, 2003, the Corporation filed a report on Form 8-K under item 9 (Regulation FD Disclosure) and item 12 (results of Operations and Financial Condition) of Form 8-K and is included under item 9 in accordance with SEC Release No. 33-8126 regarding the conference call for analysts and investors to discuss results for the quarter ended March 31, 2003.  Included in the report was the transcript of the April 15, 2003 conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE:	May 12, 2003	/s/ Frank P. Pekny

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	May 12, 2003	/s/ Russell Goldsmith

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	May 12, 2003	/s/ Frank P. Pekny

FRANK P. PEKNY
Chief Executive Officer