Form 10-Q
period 2003-06-30
CITY NATIONAL CORP
filed 2003-08-14
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

YES ☒                                                                                   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☒                                                                                   NO  ☐

Number of shares of common stock outstanding at July 31, 2003:  48,482,668

PART 1 - FINANCIAL INFORMATON

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

Dollars in thousands, except per share amounts	June 30, 2003	December 31, 2002	June 30, 2002
Assets
Cash and due from banks	$451,291	$497,273	$442,343
Federal funds sold	650,000	460,000	165,000
Securities available-for-sale - cost $2,935,401; $2,169,444 and $1,886,817 at June 30, 2003, December 31, 2002 and June 30, 2002, respectively	2,992,686	2,226,656	1,919,985
Trading account securities	88,035	172,211	68,832
Loans	7,590,226	7,999,470	7,854,530
Less allowance for credit losses	170,927	164,502	157,647
Net loans	7,419,299	7,834,968	7,696,883

Premises and equipment, net	64,966	61,208	60,016
Deferred tax asset	50,488	36,578	39,186
Goodwill	254,627	229,834	230,161
Intangibles	48,597	27,007	30,959
Bank owned life insurance	61,554	60,119	60,505
Affordable housing investments	66,532	68,848	55,761
Other assets	200,613	186,766	201,393
Customers’ acceptance liability	6,145	8,924	11,396
Total assets	$12,354,833	$11,870,392	$10,982,420

Liabilities
Demand deposits	$4,916,678	$4,764,234	$3,973,435
Interest checking deposits	689,658	692,261	610,217
Money market deposits	3,140,203	2,929,501	2,472,224
Savings deposits	211,010	198,288	222,241
Time deposits-under $100,000	210,333	218,447	226,116
Time deposits-$100,000 and over	998,924	1,036,967	1,292,934
Total deposits	10,166,806	9,839,698	8,797,167
Federal funds purchased and securities sold under repurchase agreements	167,084	266,727	110,665
Other short-term borrowings	115,125	125,125	421,125
Subordinated debt	318,282	303,795	282,043
Long-term debt	283,954	68,682	169,144
Other liabilities	126,703	126,303	110,804
Acceptances outstanding	6,145	8,924	11,396

Total liabilities	11,184,099	10,739,254	9,902,344

Minority interest in consolidated subsidiaries	26,044	21,179	6,738

Commitments and contingencies

Shareholders’ Equity
Preferred Stock authorized - 5,000,000 : none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000; Issued - 50,455,363; 50,282,743 and 50,122,921 shares at June 30, 2003, December 31, 2002 and June 30, 2002, respectively	50,455	50,283	50,123
Additional paid-in capital	404,741	400,866	396,058
Accumulated other comprehensive income	39,781	40,400	25,673
Retained earnings	745,017	675,195	601,484
Deferred equity compensation	(7,595)	—	—
Treasury shares, at cost - 2,027,574; 1,299,312; and 0 shares at June 30, 2003, December, 31, 2002 and June 30, 2002, respectively	(87,709)	(56,785)	—

Total shareholders’ equity	1,144,690	1,109,959	1,073,338

Total liabilities and shareholders’ equity	$12,354,833	$11,870,392	$10,982,420

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
In thousands, except per share amounts	2003	2002	2003	2002

Interest Income
Loans	$111,176	$126,704	$226,912	$247,322
Securities available-for-sale	32,292	27,923	61,723	54,951
Federal funds sold and securities purchased under resale agreements	771	704	1,182	1,211
Trading account	94	180	192	385
Total interest income	144,333	155,511	290,009	303,869
Interest Expense
Deposits	12,548	18,168	26,022	37,111
Subordinated debt	1,349	1,732	2,763	3,927
Other long-term debt	2,342	1,080	3,694	2,221
Federal funds purchased and securities sold under repurchase agreements	414	805	1,039	1,585
Other short-term borrowings	556	3,152	1,150	6,756
Total interest expense	17,209	24,937	34,668	51,600
Net interest income	127,124	130,574	255,341	252,269
Provision for credit losses	11,500	18,000	29,000	29,000
Net interest income after provision for credit losses	115,624	112,574	226,341	223,269
Noninterest Income
Trust fees and investment fee revenue	21,505	15,736	36,985	30,010
Cash management and deposit transaction charges	10,660	10,025	21,577	20,394
International services	5,019	4,719	9,347	8,510
Bank owned life insurance	731	719	1,445	1,392
Gain on sale of loans and assets	—	1,320	102	2,999
Gain on sale of securities	1,272	184	2,502	872
Other	5,865	6,035	12,070	10,504
Total noninterest income	45,052	38,738	84,028	74,681
Noninterest Expense
Salaries and employee benefits	54,516	49,642	106,321	97,112
Net occupancy of premises	7,862	6,495	14,831	12,675
Professional	6,769	5,182	13,205	10,411
Information services	4,302	4,661	8,555	9,021
Depreciation	3,019	3,336	6,138	6,728
Marketing and advertising	3,553	3,311	6,665	6,099
Office services	2,398	2,731	4,968	4,829
Amortization of intangibles	2,227	2,056	4,203	3,571
Equipment	638	789	1,304	1,271
Other operating	6,032	4,671	10,538	9,858
Total noninterest expense	91,316	82,874	176,728	161,575
Minority interest in net income of consolidated subisidiaries	1,065	85	1,540	157
Income before income taxes	68,295	68,353	132,101	136,218
Income taxes	22,214	22,593	42,365	46,222
Net income	46,081	45,760	89,736	89,996
Other comprehensive income
Unrealized gain (loss) on securities available-for-sale	414	38,496	(2,434)	28,244
Unrealized gain (loss) on cash flow hedges	(43)	1,342	485	(1,935)
Less reclassification adjustment for (gain) loss included in net income	(3,341)	232	(886)	425
Income taxes (benefit)	1,562	16,652	(444)	10,885
Other comprehensive gain (loss)	2,150	22,954	(619)	14,999

Comprehensive income	$48,231	$68,714	$89,117	$104,995

Net income per share, basic	$0.95	$0.92	$1.85	$1.82

Net income per share, diluted	$0.93	$0.88	$1.80	$1.75

Shares used to compute income per share, basic	48,308	49,963	48,543	49,327

Shares used to compute income per share, diluted	49,524	52,083	49,824	51,443

Dividends per share	$0.205	$0.195	$0.410	$0.390

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
Dollars in thousands	2003	2002

Cash Flows From Operating Activities
Net income	$89,736	$89,996
Adjustments to net income:
Provision for credit losses	29,000	29,000
Amortization of intangibles	4,203	3,571
Depreciation	6,138	6,728
Deferred income tax benefit	(13,434)	(7,929)
Gain on sales of loans and assets	(102)	(2,999)
Gain on sales of securities	(2,502)	(872)
Net decrease (increase) in other assets	10,399	(24,889)
Net decrease in trading securities	84,176	9,434
Other, net	9,108	(893)

Net cash provided by operating activities	216,722	101,147

Cash Flows From Investing Activities
Purchase of securities	(1,602,880)	(450,710)
Sales of securities available-for-sale	111,240	88,529
Maturities and paydowns of securities	722,869	318,116
Loan principal collections (originations), net	380,151	(353,518)
Purchase of premises and equipment	(10,906)	(2,455)
Net cash from (for) acquisitions	(39,907)	35,633
Other, net	(3)	3

Net cash used by investing activities	(439,436)	(364,402)

Cash Flows From Financing Activities
Net increase in deposits	327,108	227,502
Net decrease in federal funds purchased and securities sold under repurchase agreements	(99,643)	(60,866)
Net decrease in short-term borrowings, net of transfers from long-term debt	(25,000)	(19,000)
Repayment of long-term debt	(1,367)	—
Net proceeds of issuance of senior debt	221,749	—
Proceeds from exercise of stock options	9,016	19,187
Stock repurchases	(45,217)	—
Cash dividends paid	(19,914)	(19,243)

Net cash provided by financing activities	366,732	147,580

Net increase (decrease) in cash and cash equivalents	144,018	(115,675)
Cash and cash equivalents at beginning of year	957,273	723,018
Cash and cash equivalents at end of period	$1,101,291	$607,343

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$31,309	$51,029
Income taxes	44,000	28,500

Non-cash investing activities:
Transfer from loans to foreclosed assets	$—	$530
Transfer from long-term debt to short-term borrowings	15,000	25,000

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the six months ended June 30,
Dollars in thousands	2003	2002

Common Stock
Balance, beginning of period	$50,283	$48,150
Stock issued for acquisitions	—	1,208
Stock options exercised	2	765
Restricted stock and units issued	170	—
Balance, end of period	50,455	50,123

Additional paid-in capital
Balance, beginning of period	400,866	301,022
Tax benefit from stock options	1,601	7,836
Stock options exercised	(5,279)	18,422
Restricted stock and units issued	7,553	—
Excess of market value of shares issued for acquisitions over historical cost	—	68,778
Balance, end of period	404,741	396,058

Accumulated other comprehensive income
Balance, beginning of period	40,400	10,674
Other comprehensive income (loss) net of income taxes	(619)	14,999
Balance, end of period	39,781	25,673

Retained earnings
Balance, beginning of period	675,195	530,731
Net income	89,736	89,996
Dividends paid	(19,914)	(19,243)
Balance, end of period	745,017	601,484

Deferred equity compensation
Balance, beginning of period	—	—
Unamortized cost of restricted stock and units	(7,595)	—
Balance, end of period	(7,595)	—

Treasury shares
Balance, beginning of period	(56,785)	—
Purchase of shares	(45,217)	—
Issuance of shares for stock options	14,293	—
Balance, end of period	(87,709)	—

Total shareholders’ equity	$1,144,690	$1,073,338

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

2.               The results of operations reflect the interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.  The results for the 2003 interim periods are not necessarily indicative of the results expected for the full year.

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

5.               Reserves established as a purchase price adjustment for the February 29, 2000 acquisition of The Pacific Bank N.A. of $0.9 million for exit costs relating to surplus space remain as of June 30, 2003.  Reserves established as a purchase price adjustment for the February 28, 2002 acquisition of Civic BanCorp of $0.8 million for exit costs relating to surplus space remain as of June 30, 2003.

6.               On February 13, 2003, the Corporation issued $225 million of 5.125 percent Senior Notes due 2013 in a private placement.  A like amount of exchange notes were subsequently registered pursuant to the Securities Act of 1933 in April 2003 and 100 percent of the Senior Notes were exchanged for the registered notes in an exchange offering with the Senior Notes which closed on May 29, 2003.

7.               On January 22, 2003, the Board of Directors authorized a 1 million-share stock buyback program.  During the second quarter of 2003, 537,300 shares were repurchased under this program at an average price of $41.64 per share.  A total number of 750,100 shares have been repurchased under this program at an average price of $42.47 per share leaving 249,900 shares available for repurchase.  Shares will be repurchased on a selective basis from time to time in open market transactions.  The shares purchased under the buyback programs may be reissued for acquisitions, upon the exercise of stock options, or for other general corporate purposes. There were 2,027,574 treasury shares at June 30, 2003.

On July 15, 2003, the Board of Directors authorized the repurchase of 500,000 additional shares of City National Corporation stock, following completion of the Company’s current buyback initiative.

Basic earnings per share is based on the weighted average shares of common stock outstanding less unvested restricted shares and units.  Diluted earnings per share gives effect to all dilutive potential common shares which consists of stock options and restricted shares and units that were outstanding during the period.  At June 30, 2003, 1,189,835 stock options were antidilutive.

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

	For the three months ended June 30,		For the six months ended June 30,
Dollars in thousands, except for per share amounts	2003	2002	2003	2002
Net income, as reported	$46,081	$45,760	$89,736	$89,996
Proforma net income	44,529	43,219	86,717	84,914
Net income per share, basic, as reported	0.95	0.92	1.85	1.82
Proforma net income per share, basic	0.92	0.86	1.79	1.72
Net income per share, diluted, as reported	0.93	0.88	1.80	1.75
Proforma net income per share, diluted	0.90	0.83	1.74	1.65
Percentage reduction in net income per share, diluted	3.32%	5.68%	3.33%	5.71%

During the latter part of the quarter, stock-based compensation performance awards for 2002 were granted to colleagues of the Company.  These performance awards for the first time included restricted stock grants with fewer stock options, which reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues.  The Company recorded $129,000 in expense for restricted stock awards in the second quarter, and going forward expects to expense $387,000 quarterly for this stock award.

9.               In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003.  The Company will adopt the provisions of Interpretation 46 for existing variable interest entities on July 1, 2003, which are not expected to have a material effect on the Company’s financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150).  SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption.  The adoption of SFAS No. 150 is not expected to have a material effect on the Company’s financial statements, as the preferred securities of our subsidiary trusts will continue to be reported as a liability on the consolidated statements of financial condition.

10.         On April 1, 2003, the Corporation acquired Convergent Capital Management LLC, a privately held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms.  Combined, these 10 firms manage assets of approximately $6.9 billion as of June 30, 2003.  The purchase price was $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt.  The acquisition preliminarily resulted in $25.8 million in customer contract intangibles, which is being amortized over 20 years, and  $25.1 million in goodwill.

11.         On July 15, 2003, the Board of Directors approved a 37 percent increase in the Company’s quarterly common stock cash dividend.  The new quarterly dividend of $0.28 per share is up from the $0.205 per share previously paid.

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

(Unaudited)

	At or for the three months ended			Percentage change June 30, 2003 from
Dollars in thousands, except per share amounts	June 30, 2003	March 31, 2003	June 30, 2002	March 31, 2003	June 30, 2002

For The Quarter
Net income	$46,081	$43,655	$45,760	6%	1%
Net income per common share, basic	0.95	0.89	0.92	7	3
Net income per common share, diluted	0.93	0.87	0.88	7	6
Dividends, per common share	0.205	0.205	0.195	0	5

At Quarter End
Assets	$12,354,833	$12,012,472	$10,982,420	3	12
Deposits	10,166,806	9,863,846	8,797,167	3	16
Loans	7,590,226	7,832,823	7,854,530	(3)	(3)
Securities	2,992,686	2,531,809	1,919,985	18	56
Shareholders’ equity	1,144,690	1,121,689	1,073,338	2	7
Book value per share	23.77	23.09	21.41	3	11

Average Balances
Assets	$11,914,869	$11,480,626	$10,934,265	4	9
Deposits	9,774,905	9,373,839	8,551,230	4	14
Loans	7,793,863	7,964,338	7,889,005	(2)	(1)
Securities	2,900,785	2,441,796	2,029,742	19	43
Shareholders’ equity	1,131,682	1,117,573	1,047,042	1	8

Selected Ratios
Return on average assets	1.55%	1.54%	1.68%	1	(8)
Return on average shareholders’ equity	16.33	15.84	17.53	3	(7)
Corporation’s tier 1 leverage	7.17	7.65	7.44	(6)	(4)
Corporation’s tier 1 risk-based capital	10.21	10.30	9.74	(1)	5
Corporation’s total risk-based capital	14.45	14.46	14.24	0	1
Dividend payout ratio, per share	21.51	22.91	21.34	(6)	1
Net interest margin	4.79	5.07	5.35	(6)	(10)
Efficiency ratio *	52.53	50.28	47.95	4	10

Asset Quality Ratios
Nonaccrual loans to total loans	0.91%	1.27%	0.82%	(28)	11
Nonaccrual loans and ORE to toal loans and ORE	0.92	1.28	0.83	(28)	11
Allowance for credit losses to total loans	2.25	2.16	2.01	4	12
Allowance for credit losses to non accrual loans	246.37	169.93	244.67	45	1
Net charge-offs to average loans - annualized	(0.52)	(0.64)	(0.81)	(19)	(36)

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

RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified four policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  These policies relate to the accounting for securities, the allowance for credit losses, derivatives and hedging activities and stock based performance plans.  The Company, in consultation with the Audit Committee, has reviewed and approved these critical accounting policies, which are further described in Management’s Discussion and Analysis and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in the Company’s 2002 Form 10-K.

 Overview

The Corporation recorded net income of $46.1 million, or $0.93 per common share, for the second quarter of 2003, compared with net income of $45.8 million, or $0.88 per share, for the second quarter of 2002 on fewer common shares outstanding this year.

For the first half of 2003, City National Corporation recorded net income of $89.7 million, or $1.80 per share, compared with net income of $90.0 million, or $1.75 per share, reported for the first half of 2002.

HIGHLIGHTS

•                  Average core deposits for the second quarter were up 21 percent from a year ago, up 5 percent from the prior quarter and up 23 percent for the first six months from the same period last year.

•                  Average loans for the first six months were up 3 percent from the same period last year.  However, average loans for the second quarter declined 1 percent from a year ago and were 2 percent lower than the prior quarter.  These declines reflect the continued slow demand for commercial loans and the Company’s continuing attention to credit quality.

•                  Net interest income for the first half of 2003 increased 1 percent over the first half of 2002 but fell 3 percent in the second quarter compared with the year ago quarter. This decline is consistent with the compression in the net interest margin to 4.79 percent during the period.

•                  Nonaccrual loans fell by $30.4 million, or 30 percent, from March 31, 2003 to $69.4 million, contributing to a lower provision for credit losses of $11.5 million for the second quarter of 2003.

•                  Exposure to syndicated non-relationship commercial and purchased media and telecommunication loans declined 40 percent from March 31, 2003 to $52.2 million at June 30, 2003.

•                  Fueled by the acquisition of Convergent Capital Management (“CCM”) in April 2003, noninterest income continued to increase. It rose 16 percent over both the second quarter of 2002 and the first quarter of this year.  For the first six months, noninterest income was up 13 percent from the same period last year.

$ in millions, except per share	For the three months ended June 30,		% Change	For the three months ended March 31, 2003	For the six months ended June 30,		% Change
	2003	2002			2003	2002
Earnings Per Share	$0.93	$0.88	6	$0.87	$1.80	$1.75	3
Net Income	46.1	45.8	1	43.7	89.7	90.0	(0)
Average Assets	11,914.9	10,934.3	9	11,480.6	11,698.9	10,640.8	10
Return on Average Assets	1.55%	1.68%	(8)	1.54%	1.55%	1.71%	(9)
Return on Average Equity	16.33	17.53	(7)	15.84	16.09	18.21	(12)

Return on average assets for the second quarter and the first six months of 2003 declined due to an increase in average assets, primarily lower-yielding securities.  The lower return on average shareholders’ equity was due primarily to a higher level of shareholders’ equity from retained net income, issuance of restricted shares to colleagues, and from the exercise of stock options, net of treasury share repurchases.

Outlook

Consistent with its July 15, 2003 second quarter earnings release, management currently expects net income per diluted common share for 2003 to be approximately 4 to 6 percent higher than net income per diluted common share for 2002 based on the business indicators below:

•                  Average loan growth flat to 2 percent

•                  Average deposit growth 10 to 13 percent

•                  Net interest margin 4.75 to 4.90 percent

•                  Provision for credit losses $50 million to $65 million

•                  Noninterest income growth 18 to 21 percent

•                  Noninterest expense growth 9 to 12 percent

•                  Effective tax rate 31 to 33 percent

Revenues

Revenues (net interest income plus noninterest income) increased 2 percent to $172.2 million in the second quarter of 2003 from $169.3 million in the second quarter of 2002 and increased 3 percent from the first quarter of 2003 due in part to the acquisition of CCM in April 2003.  For the first half of 2003, revenues increased 4 percent to $339.4 million compared with $327.0 million for the first half of 2002.

Net Interest Income

Net interest income for the second quarter of 2003 was $130.8 million on a fully taxable-equivalent basis, a 3 percent decrease from $134.3 million in the second quarter of 2002 due to lower interest rates and lower commercial loan demand. Fully taxable-equivalent net interest income for the first six months of 2003 was $262.6 million compared with $259.7 million for the first six months of 2002.

	For the three months ended June 30,		% Change	For the three months ended March 31, 2003	For the six months ended June 30,		% Change
$ in millions	2003	2002			2003	2002
Average Loans	$7,793.9	$7,889.0	(1)	$7,964.3	$7,878.6	$7,678.4	3
Average Securities	2,900.8	2,029.7	43	2,441.8	2,672.6	1,977.4	35
Average Deposits	9,774.9	8,551.2	14	9,373.8	9,575.5	8,244.1	16
Average Core Deposits	8,763.1	7,238.8	21	8,326.5	8,546.0	6,921.5	23
Fully Taxable-Equivalent Net Interest Income	130.8	134.3	(3)	131.9	262.6	259.7	1
Net Interest Margin	4.79%	5.35%	(10)	5.07%	4.93%	5.35%	(8)

Second-quarter and year-to-date 2003 average deposits continued to increase over the prior-year periods as well as from the prior quarter.

Average loans for the second quarter of 2003 declined compared with the same period last year and the prior quarter due to economic uncertainties and the emphasis on credit quality.  However, average loans for the first six months of 2003 increased over the same period last year.

The net interest margin narrowed due to a flattening yield curve, mortgage prepayment activity and low interest rates.

Compared with the prior-year second-quarter averages, commercial loans declined 8 percent, residential first mortgage loans rose 1 percent, real estate mortgage loans rose 6 percent, and real estate construction loans rose 9 percent.  Compared with the prior quarter, average real estate construction loans increased while all other loan categories fell.  Compared with the first six months of 2002, commercial loans decreased 2 percent, residential first mortgage loans rose 4 percent, real estate mortgage loans rose 9 percent, and real estate construction loans rose 9 percent.

Average securities, principally with lower yields and shorter durations, continued to increase as deposits grew strongly.  As of June 30, 2003 unrealized gains on securities available-for-sale were $57.3 million.

During the second quarter of 2003, average core deposits — which include all deposits except time deposits of $100,000 or more — rose to $8.8 billion, an increase of 21 percent over the $7.2 billion reported for the second quarter of 2002. They rose 5 percent over the first quarter of 2003.  For the first half of 2003, average core deposits increased 23 percent over the same period last year.  Average core deposits represented 90 percent of the total average deposit base for the second quarter of 2003, compared with 85 percent for the second quarter of 2002 and 89 percent for the first quarter of 2003.  For the first half of 2003, average core deposits were 89 percent of total average deposits compared with 84 percent for the first half of 2002.  New clients, additional trust and escrow deposits and higher client balances maintained as deposits to pay for services contributed to the continued growth of deposits.

The Bank’s prime rate was 4.00 percent as of June 30, 2003 compared with 4.75 percent a year earlier.

As part of the Company’s long-standing asset liability management strategy, its “plain vanilla” interest rate swaps hedging loans, deposits and borrowings, with a notional value of $976.4 million, added $7.5 million to net interest income in the second quarter of 2003. That compared with $8.5 million in the second quarter of 2002 and $7.5 million for the first quarter of 2003.  These amounts included $5.2 million, $3.7 million and $4.5 million, respectively, for interest swaps qualifying as fair-value hedges.  Income from swaps qualifying as cash-flow hedges was $2.3 million for the second quarter of 2003, compared with $4.8 million for the second quarter of 2002 and $3.0 million for the first quarter of 2003.  For the first half of 2003, interest rate swaps added $15.0 million to net interest income, compared with $16.4 million for the first half of 2002.  These amounts include $9.7 million and $6.9 million, respectively, for interest swaps qualifying as fair value hedges.  Income from existing swaps qualifying as cash flow hedges of loans expected to be recorded in net interest income within the next 12 months is $8.5 million.

Interest income recovered on nonaccrual and charged-off loans included above was $0.4 million for the second quarter of 2003, compared with $0.6 million for the second quarter of 2002 and $0.6 million for the first quarter of 2003, respectively.

The following tables present the components of net interest income on a fully taxable-equivalent basis for the three and six months ended June 30, 2003 and 2002.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Net Interest Income Summary

	For the three months ended June 30, 2003			For the three months ended June 30, 2002
Dollars in thousands	Average Balance	Interest income/ expense (2)	Average interest rate	Average Balance	Interest income/ expense (2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,402,342	$44,309	5.22%	$3,687,873	$55,856	6.07%
Real estate mortgages	1,906,995	31,297	6.58	1,791,314	32,651	7.31
Residential first mortgages	1,733,015	26,737	6.19	1,718,680	29,468	6.88
Real estate construction	679,541	8,903	5.25	622,223	8,780	5.66
Installment	71,970	1,409	7.85	68,915	1,558	9.07
Total loans (1)	7,793,863	112,655	5.80	7,889,005	128,313	6.52
Securities available-for-sale	2,844,001	34,440	4.86	1,980,089	30,079	6.09
Federal funds sold and securities purchased under resale agreements	246,559	771	1.25	149,255	704	1.89
Trading account securities	56,784	97	0.69	49,653	184	1.49
Total interest-earning assets	10,941,207	147,963	5.42	10,068,002	159,280	6.35
Allowance for credit losses	(174,270)			(160,779)
Cash and due from banks	429,788			414,851
Other nonearning assets	718,144			612,191
Total assets	$11,914,869			$10,934,265

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$711,609	304	0.17	$627,118	405	0.26
Money market accounts	3,097,697	7,257	0.94	2,388,757	8,512	1.43
Savings deposits	205,378	239	0.47	229,726	504	0.88
Time deposits - under $100,000	212,060	931	1.76	226,137	1,339	2.37
Time deposits - $100,000 and over	1,011,850	3,817	1.51	1,312,423	7,408	2.26
Total interest - bearing deposits	5,238,594	12,548	0.96	4,784,161	18,168	1.52

Federal funds purchased and securities sold under repurchase agreements	146,000	414	1.14	201,489	805	1.60
Other borrowings	709,391	4,247	2.40	1,021,421	5,964	2.34
Total interest - bearing liabilities	6,093,985	17,209	1.13	6,007,071	24,937	1.67
Noninterest - bearing deposits	4,536,311			3,767,069
Other liabilities	152,891			113,083
Shareholders’ equity	1,131,682			1,047,042
Total liabilities and shareholders’ equity	$11,914,869			$10,934,265
Net interest spread			4.29%			4.68%
Fully taxable-equivalent net interest income		$130,754			$134,343
Net interest margin			4.79%			5.35%

(1)  Includes average nonaccrual loans of $79,818 and $58,210 for 2003 and 2002, respectively.

(2)  Loan income includes loan fees of $5,620 and $5,574 for 2003 and 2002, respectively.

Net Interest Income Summary

	For the six months ended June 30, 2003			For the six months ended June 30, 2002
Dollars in thousands	Average Balance	Interest income/ expense (2)	Average interest rate	Average Balance	Interest income/ expense (2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,480,938	$91,499	5.30%	$3,560,880	$108,865	6.17%
Real estate mortgages	1,907,770	62,949	6.65	1,754,779	63,548	7.30
Residential first mortgages	1,744,861	54,901	6.35	1,676,088	57,747	6.95
Real estate construction	671,791	17,743	5.33	616,582	17,174	5.62
Installment	73,267	2,909	8.01	70,059	3,165	9.11
Total loans (1)	7,878,627	230,001	5.89	7,678,388	250,499	6.58
Securities available-for-sale	2,616,060	65,900	5.08	1,922,114	59,233	6.21
Federal funds sold and securities purchased under resale agreements	190,088	1,182	1.25	139,530	1,211	1.75
Trading account securities	56,501	198	0.71	55,319	392	1.43
Total interest-earning assets	10,741,276	297,281	5.58	9,795,351	311,335	6.41
Allowance for credit losses	(171,860)			(155,494)
Cash and due from banks	435,402			419,075
Other nonearning assets	694,130			581,894
Total assets	$11,698,948			$10,640,826

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$693,311	641	0.19	$596,087	758	0.26
Money market accounts	3,043,562	14,830	0.98	2,261,972	16,259	1.45
Savings deposits	201,856	501	0.50	236,291	1,231	1.05
Time deposits - under $100,000	213,865	1,941	1.83	230,197	2,937	2.57
Time deposits - $100,000 and over	1,029,504	8,109	1.59	1,322,541	15,926	2.43
Total interest - bearing deposits	5,182,098	26,022	1.01	4,647,088	37,111	1.61

Federal funds purchased and securities sold under repurchase agreements	182,556	1,039	1.15	201,352	1,585	1.59
Other borrowings	662,676	7,607	2.31	1,088,880	12,904	2.39
Total interest - bearing liabilities	6,027,330	34,668	1.16	5,937,320	51,600	1.75
Noninterest - bearing deposits	4,393,383			3,596,974
Other liabilities	153,568			109,842
Shareholders’ equity	1,124,667			996,690
Total liabilities and shareholders’ equity	$11,698,948			$10,640,826
Net interest spread			4.42%			4.66%
Fully taxable-equivalent net interest income		$262,613			$259,735
Net interest margin			4.93%			5.35%

(1)  Includes average nonaccrual loans of $81,428 and $50,901 for 2003 and 2002, respectively.

(2)  Loan income includes loan fees of $11,048 and $11,891 for 2003 and 2002, respectively.

Net interest income is impacted by the volume, mix and rate of interest-earning assets and interest-bearing liabilities.  The following table shows changes in net interest income on a fully taxable-equivalent basis between the second quarter and the first six months of 2003 and the second quarter and the first six months of 2002, as well as between the second quarter and the first six months of 2002 and the second quarter and the first six months of 2001.

Changes In Net Interest Income

Dollars in thousands	For the three months ended June 30, 2003 vs 2002			For the three months ended June 30, 2002 vs 2001
	Increase (decrease) due to		Net increase (decrease)	Increase (decrease) due to		Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Loans	$(1,542)	$(14,116)	$(15,658)	$24,465	$(26,972)	$(2,507)
Securities available-for-sale	11,282	(6,921)	4,361	5,697	(3,114)	2,583
Federal funds sold and securities pruchased under resale agreements	358	(291)	67	494	(658)	(164)
Trading account securities	23	(110)	(87)	(164)	(310)	(474)
Total interest-earning assets	10,121	(21,438)	(11,317)	30,492	(31,054)	(562)

Interest paid on:
Interest checking deposits	51	(152)	(101)	42	(122)	(80)
Money market deposits	2,126	(3,381)	(1,255)	5,234	(9,365)	(4,131)
Savings deposits	(49)	(216)	(265)	(120)	(1,382)	(1,502)
Other time deposits	(1,572)	(2,427)	(3,999)	(2,002)	(10,789)	(12,791)
Other borrowings	(2,018)	(90)	(2,108)	(404)	(7,596)	(8,000)
Total interest-bearing liabilities	(1,462)	(6,266)	(7,728)	2,750	(29,254)	(26,504)

	$11,583	$(15,172)	$(3,589)	$27,742	$(1,800)	$25,942

Dollars in thousands	For the six months ended June 30, 2003 vs 2002			For the six months ended June 30, 2002 vs 2001
	Increase (decrease) due to		Net increase (decrease)	Increase (decrease) due to		Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Loans	$6,383	$(26,881)	$(20,498)	$43,159	$(63,875)	$(20,716)
Securities	18,756	(12,089)	6,667	11,637	(5,611)	6,026
Federal funds sold and securities purchased under resale agreements	371	(400)	(29)	1,120	(1,380)	(260)
Trading account securities	8	(202)	(194)	(220)	(753)	(973)
Total interest-earning assets	25,518	(39,572)	(14,054)	55,696	(71,619)	(15,923)

Interest paid on:
Interest checking deposits	112	(229)	(117)	50	(474)	(424)
Money market deposits	4,703	(6,132)	(1,429)	10,236	(17,905)	(7,669)
Savings deposits	(159)	(571)	(730)	(162)	(2,758)	(2,920)
Other time deposits	(3,289)	(5,524)	(8,813)	(6,171)	(24,279)	(30,450)
Other borrowings	(4,650)	(1,193)	(5,843)	1,308	(18,961)	(17,653)
Total interest-bearing liabilities	(3,283)	(13,649)	(16,932)	5,261	(64,377)	(59,116)

	$28,801	$(25,923)	$2,878	$50,435	$(7,242)	$43,193

The impact of interest rate swaps, which increases loan interest income and reduces deposit and borrowing interest expense, is included in rate changes.

Provision for Credit Losses

The Company recorded a provision for credit losses of $11.5 million for the second quarter of 2003, compared with $18.0 million for the same period in 2002.  The provision for credit losses in the first quarter of 2003 was $17.5 million. The provision for credit losses primarily reflects declining nonaccrual loan levels, charge-offs, management’s ongoing assessment of the credit quality of the portfolio and the economic environment, most notably in Northern California and in California’s dairy industry.  The Company's dairy portfolio contained $150 million in outstanding loan balances as of June 30, 2003.  All of these dairy loans are performing.  Management believes the allowance for credit losses is adequate to cover risks in the portfolio at June 30, 2003.  See “— Allowance for Credit Losses.”

Noninterest Income

The Company continues to emphasize growth in noninterest income through both the development of its existing business as well as from acquisitions.  Noninterest income increased 16 percent to $45.1 million for the second quarter of 2003, compared with $38.7 million for the second quarter of 2002, primarily attributable to the acquisition of CCM.  Noninterest income increased 16 percent over the first quarter of 2003.  For the first half of 2003, noninterest income increased 13 percent to $84.0 million compared with $74.7 million for the first half of 2002.

Noninterest income as a percentage of total revenues for the second quarter and first half of 2003 was 26 percent and 25 percent, respectively, compared with 23 percent for the second quarter and first half of 2002 and 23 percent for the first quarter of 2003.

Trust and Investment Fee Revenue

	At or for the three months ended June 30,		% Change	At or for the three months ended March 31, 2003	For the six months ended June 30,		% Change
$ in millions	2003	2002			2003	2002
Trust and Investment Fee Revenue	$21.5	$15.7	37	$15.5	$37.0	$30.0	23
Assets Under Administration	26,237.3	18,271.1	44	19,840.8
Assets Under Management (1)(2)	12,531.3	6,906.2	81	6,978.0

(1)          Included above in assets under administration

(2)          June 30, 2003 does not include an additional $1,896 million of assets under management for the CCM minority owned asset managers

Assets under management at June 30, 2003 increased primarily due to the CCM acquisition in April 2003.  New business in all other categories, aided by strong relative investment performance and higher market values, also contributed to the increase.  The year-over-prior-year revenue increase for both second quarter and first six months of 2003 was driven by higher balances under administration partially attributable to the acquisition of CCM.  Increases in market values are reflected in fee income primarily on a trailing quarter basis.

Other Noninterest Income

Cash management and deposit transaction fees for both the second quarter and first half of 2003 increased 6 percent over the same periods last year.  Strong growth in deposits and higher sales of cash management products contributed to this growth.  Cash management and deposit transaction fees for the second quarter of 2003 were slightly lower than they were in the first quarter when prior-year annual fees were recognized.

International services fees for the second quarter 2003 were up 6 percent over the same period last year and increased 16 percent from the first quarter of 2003.  For the first half of 2003, international services fees were 10 percent higher than the first half of 2002.  Higher foreign exchange fueled the year-over-year and prior quarter revenue growth while trade-finance revenue was down from 2002.

Gains on the sale of loans and other assets and gains on the sale of securities for the second quarter of 2003 amounted to $1.3 million compared with $1.5 million for the second quarter of 2002 and  $1.3 million for the first quarter of 2003.  For the first half of 2003, $2.6 million in gains were realized compared with $3.9 million in gains for the first half of 2002.

Noninterest Expense

Noninterest expense was $91.3 million in the second quarter of 2003, up 10 percent from $82.9 million for the second quarter of 2002 and 7 percent from $85.4 million for the first quarter of 2003. Expenses grew primarily because of the addition of CCM and to a lesser extent were due to the Company’s continued modest expansion, principally in New York.

During the quarter, stock-based compensation performance awards for 2002 were granted to colleagues of the Company.  These performance awards for the first time included restricted stock grants with fewer stock options, which reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues.  The Company recorded $129,000 in expense for restricted stock awards in the second quarter, and going forward expects to expense $387,000 quarterly for this stock award.

Noninterest expense for the first half of 2003 increased 9 percent to $176.7 million compared with $161.6 million for the first half of 2002.

The Company’s efficiency ratio for the second quarter of 2003 was 52.53 percent, compared with 47.95 percent for the second quarter of 2002 and 50.28 percent for the first quarter of 2003.  The higher efficiency ratio is impacted by the acquisition of CCM.  For the first half of 2003, the efficiency ratio was 51.42 percent compared with 47.95 percent for the first half of 2002.

Minority Interest

                Minority interest consists of preferred stock dividends on the Bank’s trust subsidiaries and the minority ownership share of earnings of the Corporation’s majority owned asset management firms.

Income Taxes

The first-half 2003 effective tax rate was 32.1 percent, compared with 30.1 percent for all of 2002.  The higher effective tax rate over the prior year reflects the absence of certain tax benefits recorded in the second half of 2002.

The effective tax rates differ from the applicable statutory federal tax rate due to various factors, including state taxes and the impact of the Company’s real estate investment trust subsidiaries on state taxes, tax-exempt income including interest on bank-owned life insurance, and affordable housing investments.

The Company’s tax returns are being audited by the Internal Revenue Service back to 1998 and by the Franchise Tax Board of the State of California back to 1996.  From time to time, there may be differences in opinions with the respect to tax treatment accorded transactions.  When, and if, such differences occur and become probable and estimable, such amounts will be recognized.

BALANCE SHEET ANALYSIS

Average assets reached $11.9 billion for the second quarter of 2003, an increase of 9 percent over the $10.9 billion in average assets for the second quarter of 2002 and 4 percent over the $11.5 billion in average assets for the first quarter of 2003.  For the first half of 2003, average assets were $11.7 billion, 10 percent higher than the $10.6 billion in average assets for the first half of 2002.  Total assets at June 30, 2003 increased 12 percent to $12.4 billion from $11.0 billion at June 30, 2002.  Total assets at December 31, 2002 were $11.9 billion.

Total average interest-earning assets were $10.9 billion for the second quarter of 2003, an increase of 9 percent over the $10.1 billion in average interest-earning assets for the second quarter of 2002 and 4 percent higher than the $10.5 billion in average interest-earning assets for the first quarter of 2003.  For the first half of 2003, total average interest-earning assets were $10.7 billion, and increase of 10 percent over the $9.8 billion in total average interest-earning assets for the first half of 2002.

Securities

Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

	June 30, 2003		December 31, 2002		June 30, 2002
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$238,343	$242,288	$317,183	$324,223	$320,348	$326,968
Mortgage-backed	2,257,765	2,292,818	1,448,673	1,491,489	1,121,904	1,146,818
State and Municipal	246,751	263,121	224,013	236,591	218,921	227,204
Other	—	—	5,451	4,600	31,899	31,872
Total debt securities	2,742,859	2,798,227	1,995,320	2,056,903	1,693,072	1,732,862
Marketable equities securities	192,542	194,459	174,124	169,753	193,745	187,123
Total securities	$2,935,401	$2,992,686	$2,169,444	$2,226,656	$1,886,817	$1,919,985

Average securities available-for-sale continued to increase primarily due to strong deposit growth.  At June 30, 2003, securities available-for-sale totaled $3.0 billion, an increase of $1,072.7 million compared with holdings at June 30, 2002 and an increase of $766.0 million from December 31, 2002.  At June 30, 2003 the portfolio had an unrealized net gain of $57.3 million compared with $57.2 million and $33.2 million at December 31, 2002 and June 30, 2002, respectively.  The average duration of total available-for-sale securities at June 30, 2003 was 2.3 years.  Duration provides a measure of fair value sensitivity to changes in interest rates.  For example, a one percent increase in rates such as occurred in July would result in a decrease in fair value of total debt securities of about $65 million.  The 2.3 duration compares with 2.1 at December 31, 2002 and 2.9 at June 30, 2002.  This is within the investment guidelines set by ALCO and the interest rate risk guidelines set by the Board of Directors.  See “— Asset /Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the contractual remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of June 30, 2003.  Contractual maturities of mortgage-backed securities are substantially longer than their expected maturities due to scheduled and unscheduled principal payments.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

 Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agency	$17,967	1.99	$210,978	3.64	$13,343	6.21	$—	—	$242,288	3.66
Mortgage-backed	—	—	—	—	4,462	6.83	2,288,356	4.83	2,292,818	4.83
State and Municipal	10,843	6.96	92,325	6.55	110,793	6.64	49,160	6.23	263,121	6.55
Total debt securities	$28,810	3.86	$303,303	4.52	$128,598	6.60	$2,337,516	4.86	$2,798,227	4.89
Amortized cost	$28,541		$293,415		$119,769		$2,301,134		$2,742,859

Dividend income included in interest income on securities in the Unaudited Consolidated Statement of Income and Comprehensive Income for the second quarters of 2003 and 2002 was $2.2 million and $2.4 million and $4.1 million and $5.1 million for the first half of 2003 and 2002, respectively.

Loan Portfolio

A comparative period-end loan table is presented below:

Loans

Dollars in thousands	June 30, 2003	December 31, 2002	June 30, 2002

Commercial	$3,232,780	$3,609,053	$3,552,800
Residential first mortgages	1,736,442	1,738,909	1,730,589
Real estate mortgages	1,895,964	1,934,409	1,866,086
Real estate construction	653,063	640,861	635,218
Installment	71,977	76,238	69,837
Total loans, gross	7,590,226	7,999,470	7,854,530
Less allowance for credit losses	170,927	164,502	157,647
Total loans, net	$7,419,299	$7,834,968	$7,696,883

Total loans at June 30, 2003 were 3 percent lower than total loans at June 30, 2002 and March 31, 2003.  At June 30, 2003, the Company’s loan portfolio included approximately $1.0 billion of loans to borrowers located in Northern California, including approximately $600 million of loans managed in Northern California offices. In addition, the portfolio included $52.2 million of syndicated non-relationship commercial loans and purchased media and telecommunication loans, down from $87.1 million at March 31, 2003.

Following is a breakdown of the syndicated non-relationship commercial loans and purchased media and telecommunication loans as of June 30, 2003:

Dollars in thousands	Number	Commitments	Outstanding	Percentage
Commercial	10	$37,341	$27,224	52%
Telecommunications	4	16,115	6,835	13
Publishing	2	11,932	4,947	9
Television Broadcasting	1	5,000	4,917	10
Wireless	2	14,064	8,309	16
	19	$84,452	$52,232	100%

The above loan portfolio balances exclude one available-for-sale loan which is carried in other assets.

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

Nonaccrual Loans, ORE and Restructured Loans

Dollars in thousands	June 30, 2003		December 31, 2002	June 30, 2002

Nonaccrual loans:
Commercial	$55,638		$52,890	$49,249
Real estate	13,739		17,992	12,703
Installment	—		475	2,480
Total	69,377	(1)	71,357	64,432
ORE	173		670	460
Total nonaccrual loans and ORE	$69,550		$72,027	$64,892

Total non accrual loans as a percentage of total loans	0.91%		0.89%	0.82%
Total non accrual loans and ORE as a percentage of total loans and ORE	0.92		0.90	0.83
Allowance for credit losses to total loans	2.25		2.06	2.01
Allowance for credit losses to nonaccrual loans	246.37		230.53	244.67

Loans past due 90 days or more on accrual status:
Commercial	$5,225		$5,854	$1,517
Real estate	628		104	589
Installment	—		198	1,151
Total	$5,853		$6,156	$3,257

(1)                Balance does not include a $3,625 loan held-for-sale in other assets as of June 30, 2003 which would have been classified as nonperforming had it been included in loans.  The loan was sold on July 1, 2003 at its June 30, 2003 carrying value.

Nonaccrual loans fell this quarter from the $99.7 million at March 31, 2003 primarily due to payoffs and sales. Approximately 40 percent of the nonperforming assets were loans to Northern California clients as of June 30, 2003.  Approximately 20 percent were three syndicated non-relationship commercial and purchased media and telecommunication loans totaling $14.7 million, which compared with nine loans totaling $34.0 million at March 31, 2003. The remaining 40 percent were loans to other borrowers.

At June 30, 2003, nonaccrual loans included $68.6 million of impaired loans which had an allowance for credit losses of $10.7 million allocated to them.  At March 31, 2003, nonaccrual loans included $99.7 million of impaired loans which had an allowance of $22.3 million allocated to them.  The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the impairment is measured by using the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Impairment on loans less than $500,000 is measured using historical loss factors, which approximates the discounted cash flows method.

When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the allowance for credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the allowance for credit losses.

The Company’s policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

The following table summarizes the changes in nonaccrual loans for the three and six months ended June 30, 2003 and 2002.

Changes in Nonaccrual Loans

	For the three months ended June 30,		For the six months ended June 30,
Dollars in thousands	2003	2002	2003	2002

Balance, beginning of period	$99,738	$50,136	$71,357	$38,563
Additions from acquisitions	—	—	—	3,510
Loans placed on nonaccrual	18,905	31,262	71,647	52,927
Charge-offs	(12,266)	(11,444)	(22,783)	(19,646)
Loans returned to accrual status	—	(60)	—	(1,219)
Repayments (including interest applied to principal)	(37,000)	(5,462)	(50,844)	(9,172)
Transferred to ORE	—	—	—	(531)
Balance, end of period	$69,377	$64,432	$69,377	$64,432

In addition to loans disclosed above as nonaccrual or restructured, management has also identified $17.8 million of credits to 17 borrowers where the ability to comply with the present loan payment terms in the future is questionable.  However, the inability of the borrower to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at June 30, 2003.  Estimated potential losses from these potential problem loans have been provided for in determining the adequacy of the allowance for credit losses at June 30, 2003.

Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectable in whole or in part.

Allowance for Credit Losses

The allowance for credit losses at June 30, 2003 totaled $170.9 million, or 2.25 percent of outstanding loans.  This compares with an allowance of $157.6 million, or 2.01 percent at June 30, 2002 and an allowance of $169.5 million, or 2.16 percent at March 31, 2003.  The allowance for credit losses as a percentage of nonaccrual loans was 246 percent at June 30, 2003, compared with 245 percent at June 30, 2002 and 170 percent at March 31, 2003.  Management believes the allowance for credit losses is adequate to cover risks in the portfolio at June 30, 2003.

Net charge-offs for the second quarter of 2003 were $10.1 million, including $4.8 million relating to the Company’s syndicated non-relationship commercial and purchased media and telecommunication loan portfolio.  This compares with $16.0 million and $9.7 million, respectively, for the second quarter of 2002.  For the first half of 2003, net charge-offs were $22.6 million, compared with $23.0 million in the same period last year.  As an annualized percentage of average loans, net charge-offs were 0.52 percent, 0.81 percent and 0.64 percent for the second quarters of 2003 and 2002 and the first quarter of 2003, respectively.

The allowance for credit losses is maintained at a level that management deems appropriate based on a thorough analysis of numerous factors, including levels of net charge-offs and nonaccrual loans and changes in the loan portfolio.  Credit quality will be influenced by underlying trends in the economy, particularly in California, and other factors that may be beyond management’s control.  No assurances can be given that the Company will not sustain credit losses, in any particular period, that are sizable in relation to the allowance for credit losses.  Based on known information available to it at the date of this report, management believes the allowance for credit losses is adequate to cover risks inherent in the portfolio at June 30, 2003.  Subsequent evaluation of the loan portfolio, in light of factors then prevailing, will dictate the level of provisions required to maintain the adequacy of the allowance for credit losses.

The table below summarizes the changes in the allowance for credit losses for the three and six months ended June 30, 2003 and 2002.

Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
Dollars in thousands	2003	2002	2003	2002

Loans outstanding	$7,590,226	$7,854,530	$7,590,226	$7,854,530
Average amount of loans outstanding	$7,793,863	$7,889,005	$7,878,627	$7,678,388
Balance of allowance for credit losses, beginning of period	$169,480	$155,657	$164,502	$142,862
Loans charged off:
Commercial	(14,151)	(15,999)	(27,438)	(24,383)
Real estate and other	(60)	(1,862)	(1,655)	(2,774)
Total loans charged off	(14,211)	(17,861)	(29,093)	(27,157)
Less recoveries of loans previously charged off:
Commercial	3,749	1,009	6,017	2,036
Real estate and other	409	842	501	2,119
Total recoveries	4,158	1,851	6,518	4,155
Net loans charged off	(10,053)	(16,010)	(22,575)	(23,002)
Additions to allowance charged to operating expense	11,500	18,000	29,000	29,000
Additions to allowance from acquisition	—	—	—	8,787
Balance, end of period	$170,927	$157,647	$170,927	$157,647

Total net charge-offs to average loans (annualized)	(0.52)%	(0.81)%	(0.58)%	(0.60)%

Ratio of allowance for credit losses to total period end loans			2.25%	2.01%

Other Assets

Other assets included the following:

Other Assets

Dollars in thousands	June 30, 2003	December 31, 2002	June 30, 2002

Interest rate swap mark-to-market	$70,168	$56,690	$29,472
Accrued interest receivable	44,543	45,124	49,386
Claim in receivership and other assets	23,285	23,142	22,987
Loans held-for-sale	3,625	18,155	54,516
Income tax refund	3,305	3,464	—
Other	55,687	40,191	45,032
Total other assets	$200,613	$186,766	$201,393

The claim in receivership and other assets were acquired in the acquisition of Pacific Bank.  The claim in receivership, which is approximately half of the balance, is expected to be realized in 2003.

See — “Net Interest Income” for a discussion of interest rate swaps that result in the swap mark-to-market asset of $70.2 million.

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

The Company had outstanding loan commitments aggregating  $3,292.8 million at June 30, 2003.  In addition, the Company had $355.2 million outstanding in bankers’ acceptances and letters of credit of which $295.8 million relate to standby letters of credit at June 30, 2003.  Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

Deposits

Deposits totaled $10.2 billion at June 30, 2003, an increase of 16 percent compared with $8.8 billion at June 30, 2002, and increased 3 percent over the $9.9 billion at March 31, 2003.  New clients, additional trust and escrow deposits and a lower earnings credit on analyzed deposit accounts resulting from lower interest rates, contributed to the growth of deposits.

Demand deposits accounted for 48 percent of total deposits at June 30, 2003.  Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 90 percent of total deposits at June 30, 2003.  See “— Net Interest Income.”

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at June 30, 2003, December 31, 2002 and June 30, 2002.

	Regulatory Well Capitalized Standards	June 30, 2003	December 31, 2002	June 30, 2002
City National Corporation
Tier 1 leverage	—%	7.17%	7.55%	7.44
Tier 1 risk-based capital	6.00	10.21	9.87	9.74
Total risk-based capital	10.00	14.45	14.26	14.24

City National Bank
Tier 1 leverage	5.00	7.74	7.24	6.98
Tier 1 risk-based capital	6.00	10.93	9.46	9.14
Total risk-based capital	10.00	15.18	13.85	13.65

Tier 1 capital ratios include the impact of $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank which is included in minority interest in consolidated subsidiaries.

On January 22, 2003, the Board of Directors authorized a 1-million-share stock buyback program.  During the second quarter of 2003, 537,300 shares were repurchased under this program at an average price of $41.64 per share.  A total of 750,100 shares have been repurchased under this program at an average cost of $42.47 per share, leaving 249,900 shares available for repurchase.  The shares purchased under the buyback programs may be reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. There were 2,027,574 treasury shares at June 30, 2003.

On July 15, 2003, the Board of Directors authorized the repurchase of 500,000 additional shares of City National Corporation stock, following completion of the Company’s current buyback initiative. In addition, the Board of Directors approved a 37 percent increase in the Company’s quarterly common stock cash dividend.  The new quarterly dividend of $0.28 per share is up from the $0.205 per share previously paid.

LIQUIDITY MANAGEMENT

The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale.  Liquidity is also provided by maturing securities and loans.

Average core deposits and shareholders’ equity comprised 83 percent of total funding of average assets in the second quarter of 2003, compared with 76 percent in the second quarter of 2002.  This increase allowed the Company to decrease its use of more costly alternative funding sources.  See “— Net Interest Income.”

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

Net Interest Simulation: During the first half of 2003, the Company maintained a moderate asset sensitive interest rate position. Based on the balance sheet at June 30, 2003, the Company’s net interest income simulation model indicates that net interest income would not be substantially adversely impacted by changes in interest rates. Assuming a static balance sheet, a gradual 100 basis point decline in interest rates over a twelve-month horizon would result in a decrease in projected net interest income of approximately 3.0 percent.  The 3.0 percent at-risk amount is up slightly from the previous two quarters, which were 2.7 percent and 2.3 percent at December 31, 2002, and March 31, 2003 respectively.  (Note: The 100 basis point decline could cause some rates to be negative.  We assume that discount rates may fall to zero but no further.)  A gradual 100bp increase in interest rates over the next 12-month period would result in an increase in projected net interest income of approximately 2.4 percent.  This is little changed from the December 31, 2002, and March 31, 2003 results which were 2.8 percent and 2.3 percent respectively.  Exposure remains within ALCO guidelines.  The Company continues to use a variety of other tools to manage its asset sensitivity.

Present Value of Equity: The model indicates that the Present Value of Equity (PVE) is only slightly vulnerable to a sudden and substantial change in interest rates.  As of June 30, 2003 a 200 basis point increase in interest rates results in a 2.1 percent decline in PVE.  This compares to a 2.6 percent decline at December 31, 2002, and reflects the increase in asset sensitivity experienced over the previous six months.  PVE improves only slightly as rates decrease due to their very low starting levels.

As of June 30, 2003, the Company had $976.4 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $841.4 million have maturities greater than one year. The Company’s interest-rate risk-management instruments had a fair value and credit exposure risk of $70.2 million and  $57.5 million at  June 30, 2003 and March 31, 2003, respectively taking into consideration legal right of offset. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Company’s swap agreements require collateral to mitigate the amount of credit risk if certain market value exposure thresholds are exceeded. As of June 30, 2003, collateral securing swap agreements consisted of securities with a total market value of $58.9 million to reduce counterparty exposure.

At June 30, 2003 the Company’s outstanding foreign exchange contracts for both those purchased as well as sold totaled $123.8 million including $2.4 million of foreign exchange contracts with maturities over 1 year.  Total outstanding foreign exchange contracts for both those purchased as well as sold were $72.7 million including $2.4 million of foreign exchange contracts with maturities over 1 year at March 31, 2003.  The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging for clients’ transaction and economic exposures arising out of commercial transactions.  The Company’s policies also permit limited proprietary currency positioning.  The Company actively manages its foreign exchange exposures within prescribed risk limits and controls.

ITEM 4.  CONTROL AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As part of the Company’s system of disclosure controls and procedures, we have created a disclosure committee which consists of certain members of the Company’s senior management.  The Company’s disclosure controls and procedures are designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to management, including the chief executive officer, chief financial officer and other members of the disclosure committee, in a timely manner.

The Company has carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  The Company’s management, including the Company’s disclosure committee and its chief executive officer and chief financial officer, supervised and participated in the evaluation.  Based on the evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date.

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

 A number of factors, some of which are beyond the Corporation’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) the unknown economic impact caused by the State of California’s budget shortfall, (2) earthquake or other natural disasters impacting the condition of real estate collateral, (3) the effect of acquisitions and integration of acquired businesses, and (4) economic uncertainty created by worldwide geopolitical unrest, hostilities, terrorist attacks and related events, any of which could hurt our business.

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

Changes in interest rates affect our profitability.  We derive our income mainly from the difference or “spread” between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities fluctuates. This causes changes in our spread and affects our net interest income. In addition, interest rates affect how much money we lend.

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

PART II.                OTHER INFORMATION

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

No.

10.1         Amendment to City National Corporation 1995 Omnibus Plan

31.1         Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2         Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.0         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)           Report on Form 8-K

On July 15, 2003, the Corporation filed a report on Form 8-K under item 9 (Regulation FD Disclosure) and item 12 (results of Operations and Financial Condition) of Form 8-K and is included under item 9 in accordance with SEC Release No. 33-8126 regarding the financial results for the quarter and six months ended June 30, 2003.  Included in the report was a press release dated July 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE:	August 14, 2003	/s/ Frank P. Pekny
FRANK P. PEKNY
Executive Vice President and
Chief Financial Officer/Treasurer
(Authorized Officer and Principal Financial Officer)