Form 10-Q
period 2003-09-30
CITY NATIONAL CORP
filed 2003-11-14
CIK 201461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☒	NO ☐

Number of shares of common stock outstanding at October 31, 2003:  48,953,252

PART 1 - FINANCIAL INFORMATON

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

Dollars in thousands, except per share amounts	September 30, 2003	December 31, 2002	September 30, 2002
Assets
Cash and due from banks	$497,392	$497,273	$480,884
Federal funds sold	717,200	460,000	268,000
Securities available-for-sale - cost $3,381,676; $2,169,444 and $1,925,814 at September 30, 2003, December 31, 2002 and September 30, 2002, respectively	3,409,374	2,226,656	1,979,439
Trading account securities	92,024	172,211	66,581
Loans	7,542,147	7,999,470	7,966,801
Less allowance for credit losses	166,209	164,502	159,173
Net loans	7,375,938	7,834,968	7,807,628

Premises and equipment, net	64,403	61,208	59,990
Deferred tax asset	68,404	36,578	25,177
Goodwill	251,038	229,834	229,658
Intangibles	46,233	27,007	28,983
Bank owned life insurance	62,324	60,119	59,583
Affordable housing investments	65,609	68,848	53,688
Other assets	172,672	186,766	204,896
Customers’ acceptance liability	7,917	8,924	9,260
Total assets	$12,830,528	$11,870,392	$11,273,767

Liabilities
Demand deposits	$5,365,335	$4,764,234	$4,200,997
Interest checking deposits	729,892	692,261	627,765
Money market deposits	3,303,615	2,929,501	2,757,585
Savings deposits	212,688	198,288	219,968
Time deposits-under $100,000	205,625	218,447	221,601
Time deposits-$100,000 and over	968,546	1,036,967	1,098,806
Total deposits	10,785,701	9,839,698	9,126,722
Federal funds purchased and securities sold under repurchase agreements	103,346	266,727	231,389
Other short-term borrowings	15,125	125,125	294,125
Subordinated debt	299,898	303,795	301,917
Long-term debt	282,159	68,682	68,897
Other liabilities	126,539	126,303	102,137
Acceptances outstanding	7,917	8,924	9,260

Total liabilities	11,620,685	10,739,254	10,134,447
Minority interest in consolidated subsidiaries	26,044	21,179	13,465

Commitments and contingencies

Shareholders’ Equity
Preferred Stock authorized - 5,000,000 : none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000; Issued - 50,454,249; 50,282,743 and 50,275,643 shares at September 30, 2003, December 31, 2002 and September 30, 2002, respectively	50,454	50,283	50,276
Additional paid-in capital	401,612	400,866	400,994
Accumulated other comprehensive income	21,446	40,400	39,122
Retained earnings	783,902	675,195	640,563
Deferred equity compensation	(7,158)	—	—
Treasury shares, at cost - 1,545,450; 1,299,312; and 112,338 shares at September 30, 2003, December, 31, 2002 and September 30, 2002, respectively	(66,457)	(56,785)	(5,100)

Total shareholders’ equity	1,183,799	1,109,959	1,125,855

Total liabilities and shareholders’ equity	$12,830,528	$11,870,392	$11,273,767

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
In thousands, except per share amounts	2003	2002	2003	2002

Interest Income
Loans	$107,515	$127,682	$334,427	$375,004
Securities available-for-sale	33,162	26,235	94,885	81,186
Federal funds sold and securities purchased under resale agreements	1,511	540	2,693	1,751
Trading account	173	159	365	544
Total interest income	142,361	154,616	432,370	458,485
Interest Expense
Deposits	10,045	17,766	36,067	54,877
Subordinated debt	1,232	1,711	3,995	5,629
Other long-term debt	1,788	807	5,482	3,037
Federal funds purchased and securities sold under repurchase agreements	292	845	1,331	2,430
Other short-term borrowings	343	1,963	1,493	8,719
Total interest expense	13,700	23,092	48,368	74,692
Net interest income	128,661	131,524	384,002	383,793
Provision for credit losses	—	20,500	29,000	49,500
Net interest income after provision for credit losses	128,661	111,024	355,002	334,293
Noninterest Income
Trust fees and investment fee revenue	23,412	15,287	60,397	45,297
Cash management and deposit transaction charges	10,661	9,929	32,238	30,323
International services	4,845	4,747	14,192	13,257
Bank owned life insurance	747	737	2,192	2,129
Gain (loss) on sale of loans and assets	16	(3,756)	118	(757)
Gain on sale of securities	36	1,206	2,538	2,078
Other	5,551	6,028	17,621	16,532
Total noninterest income	45,268	34,178	129,296	108,859
Noninterest Expense
Salaries and employee benefits	55,261	49,109	161,582	146,221
Net occupancy of premises	8,142	6,837	22,973	19,512
Professional fees	6,821	5,418	20,026	15,829
Information services	4,749	4,200	13,304	13,221
Depreciation	3,315	3,268	9,453	9,996
Marketing and advertising	3,060	3,259	9,725	9,358
Office services	2,504	2,231	7,472	7,060
Amortization of intangibles	2,365	1,976	6,568	5,547
Equipment	528	599	1,832	1,870
Other operating	5,588	5,258	16,126	15,116
Total noninterest expense	92,333	82,155	269,061	243,730
Minority interest in net income of consolidated subsidiaries	1,717	217	3,257	374
Income before income taxes	79,879	62,830	211,980	199,048
Income taxes	27,376	14,145	69,741	60,367
Net income	52,503	48,685	142,239	138,681
Other comprehensive income
Unrealized gain (loss) on securities available-for-sale	(29,393)	22,600	(31,828)	50,843
Unrealized gain (loss) on cash flow hedges	(1,191)	1,593	(706)	(342)
Less reclassification adjustment for gain included in net income	1,055	988	169	1,413
Income taxes (benefit)	(13,304)	9,756	(13,749)	20,640
Other comprehensive income (loss)	(18,335)	13,449	(18,954)	28,448
Comprehensive income	$34,168	$62,134	$123,285	$167,129
Net income per share, basic	$1.08	$0.97	$2.93	$2.80
Net income per share, diluted	$1.05	$0.94	$2.85	$2.69
Shares used to compute income per share, basic	48,537	50,107	48,541	49,587
Shares used to compute income per share, diluted	50,177	51,899	49,942	51,595

Dividends per share	$0.280	$0.195	$0.690	$0.585

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
Dollars in thousands	2003	2002

Cash Flows From Operating Activities
Net income	$142,239	$138,681
Adjustments to net income:
Provision for credit losses	29,000	49,500
Amortization of intangibles	6,568	5,547
Depreciation	9,453	9,996
Deferred income tax (benefit)	(18,065)	31,693
(Gain) loss on sales of loans and assets	(118)	757
Gain on sales of securities	(2,538)	(2,078)
Net decrease (increase) in other assets	20,554	(46,128)
Net decrease in trading securities	80,187	11,685
Other, net	1,623	(5,419)
Net cash provided by operating activities	268,903	194,234

Cash Flows From Investing Activities
Purchase of securities	(2,588,462)	(688,468)
Sales of securities available-for-sale	188,525	164,205
Maturities and paydowns of securities	1,181,395	440,974
Sales of loans	11,744	12,531
Loan principal collections (originations), net	432,375	(486,057)
Purchase of premises and equipment	(14,628)	(6,715)
Net cash from (for) acquisitions	(39,907)	35,633
Other, net	(2)	4
Net cash used by investing activities	(828,960)	(527,893)

Cash Flows From Financing Activities
Net increase in deposits	946,003	557,057
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(163,381)	59,858
Net decrease in short-term borrowings, net of transfers from long-term debt	(125,000)	(246,000)
Repayment of long-term debt	(6,575)	—
Net proceeds of issuance of senior debt	221,749	—
Proceeds from exercise of stock options	23,728	24,088
Stock repurchases	(45,616)	(6,629)
Cash dividends paid	(33,532)	(28,849)
Net cash provided by financing activities	817,376	359,525

Net increase in cash and cash equivalents	257,319	25,866
Cash and cash equivalents at beginning of year	957,273	723,018
Cash and cash equivalents at end of period	$1,214,592	$748,884

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$52,643	$51,029
Income taxes	64,000	43,500

Non-cash investing activities:
Transfer from loans to foreclosed assets	$—	$1,664
Transfer from long-term debt to short-term borrowings	15,000	125,000

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the nine months ended September 30,
Dollars in thousands	2003	2002

Common Stock
Balance, beginning of period	$50,283	$48,150
Stock issued for acquisitions	—	1,208
Stock options exercised	—	918
Restricted stock and units issued	171	—
Balance, end of period	50,454	50,276

Additional paid-in capital
Balance, beginning of period	400,866	301,022
Tax benefit from stock options	5,465	9,552
Stock options exercised	(12,216)	21,642
Restricted stock and units issued	7,497	—
Excess of market value of shares issued for acquisitions over historical cost	—	68,778
Balance, end of period	401,612	400,994

Accumulated other comprehensive income (loss)
Balance, beginning of period	40,400	10,674
Other comprehensive income (loss) net of income taxes	(18,954)	28,448
Balance, end of period	21,446	39,122

Retained earnings
Balance, beginning of period	675,195	530,731
Net income	142,239	138,681
Dividends paid	(33,532)	(28,849)
Balance, end of period	783,902	640,563

Deferred equity compensation
Balance, beginning of period	—	—
Restricted stock and units issued	(7,668)	—
Amortization of restricted stock awards	510
Balance, end of period	(7,158)	—

Treasury shares
Balance, beginning of period	(56,785)	—
Purchase of shares	(45,616)	(6,629)
Issuance of shares for stock options	35,944	1,529
Balance, end of period	(66,457)	(5,100)

Total shareholders’ equity	$1,183,799	$1,125,855

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

5.               Reserves established as a purchase price adjustment for the February 29, 2000 acquisition of The Pacific Bank N.A. of $0.9 million for exit costs relating to surplus space remain as of September 30, 2003.  Reserves established as a purchase price adjustment for the February 28, 2002 acquisition of Civic BanCorp of $0.6 million for exit costs relating to surplus space remain as of September 30, 2003.

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

7.               On January 22, 2003, the Board of Directors authorized a 1 million-share stock buyback program.  No shares were repurchased during the third quarter of 2003.  A total number of 750,100 shares have been repurchased under this program at an average price of $42.47 per share leaving 249,900 shares available for repurchase.  Shares will be repurchased on a selective basis from time to time in open market transactions.  The shares purchased under the buyback programs may be reissued for acquisitions, upon the exercise of stock options, or for other general corporate purposes. There were 1,545,450 treasury shares at September 30, 2003.

On July 15, 2003, the Board of Directors authorized the repurchase of 500,000 additional shares of City National Corporation stock, following completion of the Company’s current buyback initiative.

Basic earnings per share is based on the weighted average shares of common stock outstanding less unvested restricted shares and units.  Diluted earnings per share gives effect to all dilutive potential common shares which consists of stock options and restricted shares and units that were outstanding during the period.  At September 30, 2003, 50,950 stock options were antidilutive.

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

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands, except for per share amounts	2003	2002	2003	2002
Net income, as reported	$52,503	$48,685	$142,239	$138,681
Proforma net income	50,807	46,143	137,524	131,057
Net income per share, basic, as reported	1.08	0.97	2.93	2.80
Proforma net income per share, basic	1.05	0.92	2.83	2.64
Net income per share, diluted, as reported	1.05	0.94	2.85	2.69
Proforma net income per share, diluted	1.01	0.89	2.75	2.54
Percentage reduction in net income per share, diluted	3.81%	5.32%	3.51%	5.58%

During the latter part of the second quarter of 2003, stock-based compensation performance awards for 2002 were granted to colleagues of the Company.  These performance awards for the first time included restricted stock grants with fewer stock options, which reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues.  The Company recorded $381,000 in expense for restricted stock awards in the third quarter of 2003 and $510,000 for the first nine months of 2003 out of the original $7,668,000 grant.

9.               In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  The recognition and measurement provisions of this Interpretation are effective for newly created VIEs formed after January 31, 2003.  On October 9, 2003, the FASB issued FIN 46-6 which delayed the recognition and measurement provisions of FIN 46 for existing VIEs to the first interim or annual reporting period ending after December 15, 2003.  The Company adopted the disclosure provisions of FIN 46 effective December 31, 2002.  The Company adopted the recognition and measurement provisions of FIN 46 for newly formed VIEs effective February 1, 2003, which did not have a material effect on the Company’s financial statements. The Company intends to adopt the recognition and measurement provisions of FIN 46 for existing VIEs on December 31, 2003.  The Company does not expect that the adoption of FIN 46 will have a material effect on the Company’s financial statements.

10.         On April 1, 2003, the Corporation acquired Convergent Capital Management LLC, a privately held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms.  Combined, these 10 firms manage assets of approximately $7.3 billion as of September 30, 2003.  The purchase price was $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt.  The acquisition preliminarily resulted in $25.8 million in customer contract intangibles, which is being amortized over 20 years, and $21.5 million in goodwill.

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

(Unaudited)

	At or for the three months ended			Percentage change September 30, 2003 from
Dollars in thousands, except per share amounts	September 30, 2003	June 30, 2003	September 30, 2002	June 30, 2003	September 30, 2002

For The Quarter
Net income	$52,503	$46,081	$48,685	14%	8%
Net income per common share, basic	1.08	0.95	0.97	14	11
Net income per common share, diluted	1.05	0.93	0.94	13	12
Dividends, per common share	0.280	0.205	0.195	37	44

At Quarter End
Assets	$12,830,528	$12,354,833	$11,273,767	4	14
Deposits	10,785,701	10,166,806	9,126,722	6	18
Loans	7,542,147	7,590,226	7,966,801	(1)	(5)
Securities	3,501,398	3,080,721	2,046,020	14	71
Shareholders’ equity	1,183,799	1,144,690	1,125,855	3	5
Book value per share	24.29	23.77	22.44	2	8

Average Balances
Assets	$12,418,660	$11,914,869	$10,964,142	4	13
Deposits	10,320,828	9,774,905	8,772,826	6	18
Loans	7,558,799	7,793,863	7,958,258	(3)	(5)
Securities	3,247,019	2,900,785	1,936,582	12	68
Shareholders’ equity	1,139,440	1,131,682	1,094,381	1	4

Selected Ratios
Return on average assets	1.68%	1.55%	1.76%	8	(5)
Return on average shareholders’ equity	18.28	16.33	17.65	12	4
Corporation’s tier 1 leverage	7.37	7.17	7.88	3	(6)
Corporation’s tier 1 risk-based capital	10.76	10.21	10.16	5	6
Corporation’s total risk-based capital	14.94	14.45	14.61	3	2
Dividend payout ratio, per share	25.94	21.51	20.03	21	30
Net interest margin	4.61	4.79	5.35	(4)	(14)
Efficiency ratio *	52.92	52.53	48.65	1	9

Asset Quality Ratios
Nonaccrual loans to total loans	0.72%	0.91%	0.63%	(21)	14
Nonaccrual loans and ORE to toal loans and ORE	0.72	0.92	0.64	(22)	13
Allowance for credit losses to total loans	2.20	2.25	2.00	(2)	10
Allowance for credit losses to non accrual loans	304.08	246.37	317.25	23	(4)
Net charge-offs to average loans - annualized	(0.25)	(0.52)	(0.95)	(52)	(74)

* The efficiency ratio is defined as noninterest expense excluding ORE expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995”, below relating to “forward-looking” statements included in this report.

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

Overview

The Corporation recorded net income of $52.5 million, or $1.05 per common share, for the third quarter of 2003, compared with net income of $48.7 million, or $0.94 per share, for the third quarter of 2002 on fewer common shares outstanding this year.

For the first nine months of 2003, City National Corporation recorded net income of $142.2 million, or $2.85 per share, compared with net income of $138.7 million, or $2.69 per share, reported for the first nine months of 2002.

HIGHLIGHTS

•                  In light of improved credit quality, no provision for credit losses was recorded in the third quarter of 2003 compared with $20.5 million in the prior year as nonaccrual loans declined 21 percent; selected higher-risk credits were paid, charged off or sold; charge-offs were lower and recoveries were higher than expected; and loans declined by 1 percent from the end of the prior quarter.  The year-to-date provision for credit losses was $29.0 million compared with $49.5 million for the first nine months of 2002. The allowance for credit losses to total loans was 2.20 percent at September 30, 2003.

•                  Average core deposits for the first nine months were up 23 percent from the same period last year.  Third-quarter average core deposits were up 23 percent from a year ago and 6 percent from the prior quarter.

•                  Average securities for the first nine months were up 46 percent from the same period last year due to significantly higher deposit balances and modest loan demand.  The average duration of total available-for-sale securities at September 30, 2003 was 3.2 years.  Average loans for the first nine months were essentially unchanged from the same period last year and period-end loan balances were down  $48.1 million from the last quarter.

•                  Net interest income for the first nine months of 2003 increased slightly over the first nine months of 2002, but was 2 percent lower in the third quarter compared with the same period last year.  This decline is consistent with the 18-basis-point compression in the net interest margin to 4.61 percent during the third quarter of 2003.

•                  Noninterest income excluding gains on sale of loans, assets and securities rose 18 percent for the first nine months over the same period last year.  This continued increase was primarily due to the acquisition of Convergent Capital Management (“CCM”) on April 1, 2003.  Third-quarter noninterest income, excluding gains on the sale of loans, assets and securities, was 23 percent higher than the third quarter of 2002 and 3 percent higher than the second quarter of 2003.

•                  Exposure to syndicated non-relationship commercial and purchased media and telecommunication loans declined 40 percent from June 30, 2003 to $31.2 million at September 30, 2003 out of a total loan portfolio of $7.5 billion.

Dollars in millions, except per share	For the three months ended September 30,		% Change	For the three months ended June 30, 2003	For the nine months ended September 30,		% Change
	2003	2002			2003	2002
Earnings Per Share	$1.05	$0.94	12	$0.93	$2.85	$2.69	6
Net Income	52.5	48.7	8	46.1	142.2	138.7	3
Average Assets	12,418.7	10,964.1	13	11,914.9	11,941.5	10,749.8	11
Return on Average Assets	1.68%	1.76%	(5)	1.55%	1.59%	1.72%	(8)
Return on Average Equity	18.28	17.65	4	16.33	16.83	18.01	(7)

Return on average assets for the third quarter and the first nine months of 2003 declined compared with the same periods last year due to an increase in average assets, primarily lower-yielding securities.  The lower return on average shareholders’ equity for the first nine months was due primarily to a higher level of shareholders’ equity from retained net income and from the exercise of stock options, net of treasury share repurchases.

Outlook

Consistent with its October 15, 2003 third quarter earnings release, management currently expects net income per diluted common share for 2003 to be approximately 8 to 10 percent higher than net income per diluted common share for 2002 based on the business indicators below:

•	Average loan growth	flat to 2 percent
•	Average deposit growth	13 to 16 percent
•	Net interest margin	4.75 to 4.85 percent
•	Provision for credit losses	$29 million to $35 million
•	Noninterest income growth	18 to 21 percent
•	Noninterest expense growth	9 to 12 percent
•	Effective tax rate	32 to 34 percent

Revenues

Revenues (net interest income plus noninterest income) for the first nine months of 2003, increased 4 percent to $513.3 million compared with $492.7 million for the first nine months of 2002, primarily due to the acquisition of CCM.  Third-quarter revenues increased 5 percent to $173.9 million from $165.7 million in the third quarter of 2002.  Revenues increased 1 percent from the second quarter of 2003.

Net Interest Income

Fully taxable-equivalent net interest income for the first nine months of 2003 was $395.0 million compared with $394.9 million for the first nine months of 2002.  Net interest income for the third quarter of 2003 was $132.4 million on a fully taxable-equivalent basis, a 2 percent decrease from $135.2 million in the third quarter of 2002 due to lower interest rates and lower commercial loan demand.

Dollars in millions	For the three months ended September 30,		% Change	For the three months ended June 30, 2003	For the nine months ended September 30,		% Change
	2003	2002			2003	2002
Average Loans	$7,558.8	$7,958.3	(5)	$7,793.9	$7,770.8	$7,772.7	0
Average Securities	3,247.0	1,936.6	68	2,900.8	2,866.2	1,963.7	46
Average Deposits	10,320.8	8,772.8	18	9,774.9	9,826.7	8,422.3	17
Average Core Deposits	9,323.5	7,565.7	23	8,763.1	8,808.0	7,138.6	23
Fully Taxable-Equivalent Net Interest Income	132.4	135.2	(2)	130.8	395.0	394.9	0
Net Interest Margin	4.61%	5.35%	(14)	4.79%	4.82%	5.35%	(10)

Average loans for the first nine months of 2003 were just slightly lower than the same period last year.  However, average loans for the third quarter of 2003 declined 5 percent compared with the same period last year and 3 percent from the prior quarter, due to continued modest loan demand. Compared with the first nine months of 2002 averages, commercial loans decreased 5 percent, residential first mortgage loans rose 3 percent, real estate mortgage loans rose 5 percent, and real estate construction loans rose 5 percent.  Compared with the prior-year third-quarter averages, commercial loans declined 11 percent, residential first mortgage loans rose 1 percent, real estate mortgage loans declined 1 percent, and real estate construction loans declined 3 percent due to payoffs on completed construction projects.  Compared with the prior quarter, average residential first mortgage loans and installment loans increased while all other loan categories decreased.

Period-end September 30, 2003 loans declined $48.1 million from June 30, 2003, representing a slowing in the decline in the total loan portfolio and the modest growth seen in certain areas, compared with the $242.6 million decline between June 30, 2003 and March 31, 2003.

Average securities, principally with low current yields and short maturities, for the first nine months and third quarter of 2003 increased 46 percent and 68 percent over the same periods last year due to higher deposit balances and modest loan demand.  As of September 30, 2003, unrealized gains on securities available-for-sale were $27.7 million.  In addition, the average duration of total available-for-sale securities at September 30, 2003 was 3.2 years compared to 2.3 years at June 30, 2003, consistent with our expectations given the change in interest rates from June to September.

Average deposits continued to increase over the prior-year periods as well as from the prior quarter.  Average core deposits represented 90 percent of the total average deposit base for the third quarter of 2003, compared with 86 percent for the third quarter of 2002 and 90 percent for the second quarter of 2003.  New clients and higher client balances maintained as deposits to pay for services contributed to the continued growth of deposits.

The net interest margin narrowed due to prepayment and refinancing activity and low interest rates.

As part of the Company’s long-standing asset liability management strategy, its “plain vanilla” interest rate swaps hedging loans, deposits and borrowings, with a notional value of $1,051.4 million, added $8.1 million to net interest income in the third quarter of 2003.  That compared with $8.2 million in the third quarter of 2002 and $7.5 million for the second quarter of 2003.  These net interest income amounts included $5.8 million, $3.7 million and $5.2 million, respectively, for interest swaps qualifying as fair-value hedges.  Income from swaps qualifying as cash-flow hedges was $2.3 million for the third quarter of 2003, compared with $4.5 million for the third quarter of 2002 and $2.3 million for the second quarter of 2003.  For the first nine months of 2003, interest rate swaps added $23.1 million to net interest income, compared with $24.6 million for the first nine months of 2002.  These amounts included $15.5 million and $10.6 million, respectively, for interest swaps qualifying as fair value hedges.  Income from existing swaps qualifying as cash flow hedges of loans expected to be recorded in net interest income within the next 12 months is $7.8 million.

Interest recovered on nonaccrual and charged-off loans included in net interest income for the first nine months of 2003 was $2.3 million compared with $1.4 million for the first nine months of 2002.  Interest income recovered was $1.3 million for the third quarter of 2003, compared with $0.4 million for the third quarter of 2002 and $0.4 million for the second quarter of 2003, respectively.

The Bank’s prime rate was 4.00 percent as of September 30, 2003, compared with 4.75 percent a year earlier.

The following tables present the components of net interest income on a fully taxable-equivalent basis for the three and nine months ended September 30, 2003 and 2002.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Net Interest Income Summary

	For the three months ended September 30, 2003			For the three months ended September 30, 2002
Dollars in thousands	Average Balance	Interest income/ expense (2)	Average interest rate	Average Balance	Interest income/ expense (2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,191,405	$42,658	5.30%	$3,598,795	$54,422	6.00%
Real estate mortgages	1,890,996	30,582	6.42	1,900,612	34,481	7.20
Residential first mortgages	1,754,877	26,383	5.96	1,733,693	29,454	6.74
Real estate construction	634,300	7,925	4.96	651,174	9,254	5.64
Installment	87,221	1,579	7.18	73,984	1,602	8.59
Total loans (1)	7,558,799	109,127	5.73	7,958,258	129,213	6.44
Securities available-for-sale	3,146,971	35,268	4.45	1,882,231	28,350	5.98
Federal funds sold and securities purchased under resale agreements	584,552	1,511	1.03	120,279	540	1.78
Trading account securities	100,048	175	0.69	54,351	163	1.19
Total interest-earning assets	11,390,370	146,081	5.09	10,015,119	158,266	6.27
Allowance for credit losses	(173,822)			(160,026)
Cash and due from banks	438,968			440,226
Other nonearning assets	763,144			668,823
Total assets	$12,418,660			$10,964,142

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$750,513	292	0.15	$626,469	408	0.26
Money market accounts	3,289,234	5,541	0.67	2,680,730	9,128	1.35
Savings deposits	211,623	71	0.13	221,227	441	0.79
Time deposits - under $100,000	207,362	819	1.57	223,853	1,277	2.26
Time deposits - $100,000 and over	997,287	3,322	1.32	1,207,127	6,512	2.14
Total interest - bearing deposits	5,456,019	10,045	0.73	4,959,406	17,766	1.42

Federal funds purchased and securities sold under repurchase agreements	132,731	292	0.87	211,321	845	1.59
Other borrowings	660,830	3,363	2.02	750,319	4,481	2.37
Total interest - bearing liabilities	6,249,580	13,700	0.87	5,921,046	23,092	1.55
Noninterest - bearing deposits	4,864,809			3,813,420
Other liabilities	164,831			135,295
Shareholders’ equity	1,139,440			1,094,381
Total liabilities and shareholders' equity	$12,418,660			$10,964,142
Net interest spread			4.22%			4.72%
Fully taxable-equivalent net interest income		$132,381			$135,174
Net interest margin			4.61%			5.35%

(1)   Includes average nonaccrual loans of $59,319 and $57,025 for 2003 and 2002, respectively.

(2)   Loan income includes loan fees of $5,899 and $6,486 for 2003 and 2002, respectively.

Net Interest Income Summary

	For the nine months ended September 30, 2003			For the nine months ended September 30, 2002
Dollars in thousands	Average Balance	Interest income/ expense (2)	Average interest rate	Average Balance	Interest income/ expense (2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,383,367	$134,157	5.30%	$3,573,657	$163,287	6.11%
Real estate mortgages	1,902,117	93,531	6.57	1,803,924	98,029	7.27
Residential first mortgages	1,748,237	81,284	6.22	1,695,501	87,201	6.88
Real estate construction	659,157	25,668	5.21	628,239	26,428	5.62
Installment	77,970	4,488	7.70	71,382	4,767	8.93
Total loans (1)	7,770,848	339,128	5.83	7,772,703	379,712	6.53
Securities available-for-sale	2,794,975	101,168	4.84	1,908,674	87,583	6.14
Federal funds sold and securities purchased under resale agreements	323,021	2,693	1.11	133,042	1,751	1.76
Trading account securities	71,175	373	0.70	54,992	555	1.35
Total interest-earning assets	10,960,019	443,362	5.41	9,869,411	469,601	6.36
Allowance for credit losses	(172,522)			(157,022)
Cash and due from banks	436,605			426,203
Other nonearning assets	717,387			611,190
Total assets	$11,941,489			$10,749,782

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$712,588	933	0.18	$606,326	1,166	0.26
Money market accounts	3,126,353	20,371	0.87	2,403,092	25,387	1.41
Savings deposits	205,147	572	0.37	231,216	1,672	0.97
Time deposits - under $100,000	211,673	2,760	1.74	228,059	4,214	2.47
Time deposits - $100,000 and over	1,018,647	11,431	1.50	1,283,647	22,438	2.34
Total interest - bearing deposits	5,274,408	36,067	0.91	4,752,340	54,877	1.54

Federal funds purchased and securities sold under repurchase agreements	165,765	1,331	1.07	204,712	2,430	1.59
Other borrowings	662,054	10,970	2.22	974,785	17,385	2.38
Total interest - bearing liabilities	6,102,227	48,368	1.06	5,931,837	74,692	1.68
Noninterest - bearing deposits	4,552,251			3,669,914
Other liabilities	157,366			118,420
Shareholders’ equity	1,129,645			1,029,611
Total liabilities and shareholders’ equity	$11,941,489			$10,749,782
Net interest spread			4.35%			4.68%
Fully taxable-equivalent net interest income		$394,994			$394,909
Net interest margin			4.82%			5.35%

(1)          Includes average nonaccrual loans of $74,058 and $52,942 for 2003 and 2002, respectively.

(2)          Loan income includes loan fees of $16,985 and $18,377 for 2003 and 2002, respectively.

Net interest income is impacted by the volume, mix and rate of interest-earning assets and interest-bearing liabilities.  The following table shows changes in net interest income on a fully taxable-equivalent basis between the third quarter and the first nine months of 2003 and the third quarter and the first nine months of 2002, as well as between the third quarter and the first nine months of 2002 and the third quarter and the first nine months of 2001.

Changes In Net Interest Income

	For the three months ended September 30, 2003 vs 2002			For the three months ended September 30, 2002 vs 2001
Dollars in thousands	Increase (decrease) due to		Net increase (decrease)	Increase (decrease) due to		Net increase (decrease)
	Volume	Rate		Volume	Rate

Interest earned on:	$(6,284)	$(13,802)	$(20,086)	$21,193	$(22,323)	$(1,130)
Securities available-for-sale	15,524	(8,606)	6,918	2,315	(2,746)	(431)
Federal funds sold and securities pruchased under resale agreements	1,285	(314)	971	266	(280)	(14)
Trading account securities	99	(87)	12	52	(267)	(215)
Total interest-earning assets	10,624	(22,809)	(12,185)	23,826	(25,616)	(1,790)

Interest paid on:
Interest checking deposits	74	(190)	(116)	87	(209)	(122)
Money market deposits	1,741	(5,328)	(3,587)	5,538	(7,485)	(1,947)
Savings deposits	(18)	(352)	(370)	(163)	(1,008)	(1,171)
Other time deposits	(1,092)	(2,556)	(3,648)	(1,828)	(7,491)	(9,319)
Other borrowings	(851)	(820)	(1,671)	(4,448)	(5,288)	(9,736)
Total interest-bearing liabilities	(146)	(9,246)	(9,392)	(814)	(21,481)	(22,295)

	$10,770	$(13,563)	$(2,793)	$24,640	$(4,135)	$20,505

	For the nine months ended September 30, 2003 vs 2002			For the nine months ended September 30, 2002 vs 2001
Dollars in thousands	Increase (decrease) due to		Net increase (decrease)	Increase (decrease) due to		Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Loans	$(91)	$(40,493)	$(40,584)	$64,420	$(86,266)	$(21,846)
Securities	34,824	(21,239)	13,585	13,859	(8,234)	5,625
Federal funds sold and securities purchased under resale agreements	1,776	(834)	942	1,356	(1,630)	(274)
Trading account securities	133	(315)	(182)	(160)	(1,058)	(1,218)
Total interest-earning assets	36,642	(62,881)	(26,239)	79,475	(97,188)	(17,713)

Interest paid on:
Interest checking deposits	179	(412)	(233)	138	(684)	(546)
Money market deposits	6,335	(11,351)	(5,016)	15,798	(25,414)	(9,616)
Savings deposits	(169)	(931)	(1,100)	(352)	(3,739)	(4,091)
Other time deposits	(4,347)	(8,114)	(12,461)	(7,937)	(31,832)	(39,769)
Other borrowings	(5,415)	(2,099)	(7,514)	(4,965)	(22,424)	(27,389)
Total interest-bearing liabilities	(3,417)	(22,907)	(26,324)	2,682	(84,093)	(81,411)

	$40,059	$(39,974)	$85	$76,793	$(13,095)	$63,698

The impact of interest rate swaps, which increases loan interest income and reduces deposit and borrowing interest expense, is included in rate changes.

Provision for Credit Losses

The Company’s decision to make no provision for credit losses in the third quarter of 2003 was attributable to the improving credit quality of the portfolio; nonaccrual loan levels declining by 21%; selected higher risk credits being paid, charged off or sold; a lower level of charge-offs; higher-than-expected recoveries; loans declining by 1 percent from the prior quarter end; management’s ongoing assessment of the credit quality of the portfolio and a more stable economic environment.  Management believes the allowance for credit losses is adequate to cover risks in the portfolio at September 30, 2003.  See “— Allowance for Credit Losses.”

Noninterest Income

The Company continues to emphasize growth in noninterest income through both the development of its existing business and acquisitions.  For the first nine months of 2003, noninterest income including gains on the sale of loans, assets and securities increased 19 percent to $129.3 million, up from $108.9 million for the first nine months of 2002 primarily as a result of the acquisition of CCM.  Noninterest income increased 32 percent to $45.3 million for the third quarter of 2003, up from $34.2 million for the third quarter of 2002.  Noninterest income increased slightly over the second quarter of 2003.

Noninterest income as a percentage of total revenues for the first nine months and third quarter of 2003 was 25 percent and 26 percent, respectively, compared with 22 percent and 21 percent for the first nine months and third quarter of 2002 and 26 percent for the second quarter of 2003.

Trust and Investment Fee Revenue

	At or for the three months ended September 30,		%	At or for the three months ended	For the nine months ended September 30,		%
Dollars in millions	2003	2002	Change	June 30, 2003	2003	2002	Change

Trust and Investment Fee Revenue	$23.4	$15.3	53	$21.5	$60.4	$45.3	33
Assets Under Administration	27,485.8	19,067.2	44	26,237.3
Assets Under Management (1)(2)	12,653.0	7,022.0	80	12,531.3

(1) Included above in assets under administration

(2) Excludes $2,115 and $1,896 million of assets under management for the CCM minority owned asset managers as of September 30, 2003 and June 30, 2003, respectively

Assets under management at September 30, 2003 increased primarily due to the CCM acquisition in April of 2003.  New business, aided by strong relative investment performance and higher market values, also contributed to the increase.  The revenue increases for both the first nine months and third quarter of 2003 were driven by higher balances under management or administration.  Increases in market values are reflected in fee income primarily on a trailing-quarter basis.

Other Noninterest Income

Cash management and deposit transaction fees for the first nine months and third quarter of 2003 increased 6 percent and 7 percent over the same periods last year, respectively.  Strong growth in deposits and higher sales of cash management products contributed to this growth.  Cash management and deposit transaction fees for the third quarter of 2003 were essentially unchanged from the previous quarter.

For the first nine months of 2003, international services fees were 7 percent higher than the first nine months of 2002.  International services fees for the third quarter 2003 were up 2 percent over the same period last year and decreased 3 percent from the second quarter of 2003.  Higher foreign exchange income fueled the year-over-year revenue growth while trade-finance revenue was down from 2002.

For the first nine months of 2003, $2.7 million in gains on the sale of loans and other assets and gains on the sale of securities were realized compared with $1.3 million in gains for the first nine months of 2002.  There were essentially no gains for the third quarter of 2003 compared with a loss of $2.6 million for the third quarter of 2002 and a gain of $1.3 million for the second quarter of 2003.

Noninterest Expense

Noninterest expense for the first nine months of 2003 increased 10 percent to $269.1 million, up from $243.7 million for the first nine months of 2002.  Noninterest expense was $92.3 million in the third quarter of 2003, up 12 percent from $82.2 million for the third quarter of 2002 and up 1 percent from $91.3 million for the second quarter of 2003.  Expenses grew primarily because of the addition of CCM, the issuance of restricted stock awards in the second quarter of 2003 and to a lesser extent the Company’s expansion, principally into New York.  Excluding the expenses of CCM and the New York office, expenses were up less than 5 percent for the first nine months of 2003 over 2002.

For the first nine months of 2003, the Company’s efficiency ratio was 51.93 percent compared with the more favorable 48.49 percent for the same period last year.  The efficiency ratio for the third quarter of 2003 was  52.92 percent, compared with 48.65 percent for the third quarter of 2002 and 52.53 percent for the second quarter of 2003.  The increase in the efficiency ratio is primarily attributable to the acquisition of CCM.

Minority Interest

Minority interest consists of preferred stock dividends on the Bank’s real estate investment trust subsidiaries and the minority ownership share of earnings of the Corporation’s majority owned asset management firms.

Income Taxes

The effective tax rate for the first nine months of 2003 was 32.9 percent, compared with 30.1 percent for all of 2002.  The higher effective tax rate for this year reflects the absence of certain tax benefits recognized in 2002.  The third quarter of 2002 included $4.6 million of such benefits that contributed to an effective tax rate of 22.5 percent for that quarter.

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

BALANCE SHEET ANALYSIS

Average assets for the first nine months of 2003, were $11.9 billion, 11 percent higher than the $10.7 billion in average assets for the first nine months of 2002.  For the third quarter 2003, average assets reached $12.4 billion, an increase of 13 percent over the $11.0 billion in average assets for the third quarter of 2002 and 4 percent over the $11.9 billion in average assets for the second quarter of 2003.  Total assets at September 30, 2003 increased 14 percent to $12.8 billion from $11.3 billion at September 30, 2002.  Total assets at December 31, 2002 were  $11.9 billion.

Total average interest-earning assets for the first nine months of 2003 were $11.0 billion, an increase of 11 percent over the $9.9 billion in total average interest-earning assets for the first nine months of 2002.  For the third quarter of 2003, total average interest-earning assets were $11.4 billion, an increase of 14 percent over the $10.0 billion in average interest-earning assets for the third quarter of 2002 and 4 percent higher than the $10.9 billion in average interest-earning assets for the second quarter of 2003.

Securities

Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

Dollars in thousands	September 30, 2003		December 31, 2002		September 30, 2002
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$350,161	$354,534	$317,183	$324,223	$255,078	$262,308
Mortgage-backed	2,594,976	2,606,317	1,448,673	1,491,489	1,227,969	1,264,548
State and Municipal	256,541	269,651	224,013	236,591	218,627	232,611
Other	109,019	109,296	5,451	4,600	31,887	32,429
Total debt securities	3,310,697	3,339,798	1,995,320	2,056,903	1,733,561	1,791,896
Marketable equity securities	70,979	69,576	174,124	169,753	192,253	187,543
Total securities	$3,381,676	$3,409,374	$2,169,444	$2,226,656	$1,925,814	$1,979,439

Average securities available-for-sale continued to increase primarily due to strong deposit growth.  At September 30, 2003, securities available-for-sale totaled $3.4 billion, an increase of $1.4 billion compared with holdings at September 30, 2002 and an increase of $1.2 billion from December 31, 2002.  At September 30, 2003 the portfolio had an unrealized net gain of $27.7 million compared with $57.2 million and $53.6 million at December 31, 2002 and September 30, 2002, respectively.  The average duration of total available-for-sale securities at September 30, 2003 was an expected 3.2 years.  Duration provides a measure of fair value sensitivity to changes in interest rates.  The 3.2 expected duration compares with 2.1 at December 31, 2002 and 2.2 at September 30, 2002.  This is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest rate risk guidelines set by the Board of Directors.  See “— Asset /Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the contractual remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of September 30, 2003.  Contractual maturities of mortgage-backed securities are substantially longer than their expected maturities due to scheduled and unscheduled principal payments.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agency	$623	5.86	$327,959	3.23	$25,952	3.69	$—	—	$354,534	3.27
Mortgage-backed	—	—	—	—	222,283	4.02	2,384,034	4.66	2,606,317	4.61
State and Municipal	9,225	6.94	100,345	6.59	108,052	6.48	52,029	6.15	269,651	6.47
Other	26,893	3.63	82,403	5.04	—	—	—	—	109,296	4.69
Total debt securities	$36,741	4.50	$510,707	4.18	$356,287	4.74	$2,436,063	4.69	$3,339,798	4.62

Amortized cost	$36,683		$499,291		$349,001		$2,425,722		$3,310,697

Dividend income included in interest income on securities in the Unaudited Consolidated Statement of Income and Comprehensive Income for the third quarters of 2003 and 2002 was $1.9 million and $2.3 million and $6.0 million and $7.4 million for the first nine months of 2003 and 2002, respectively.

Loan Portfolio

A comparative period-end loan table is presented below:

Loans

Dollars in thousands	September 30, 2003	December 31, 2002	September 30, 2002

Commercial	$3,143,489	$3,609,053	$3,572,267
Residential first mortgages	1,803,424	1,738,909	1,746,649
Real estate mortgages	1,887,423	1,934,409	1,910,277
Real estate construction	622,941	640,861	661,698
Installment	84,870	76,238	75,910
Total loans, gross	7,542,147	7,999,470	7,966,801
Less allowance for credit losses	166,209	164,502	159,173
Total loans, net	$7,375,938	$7,834,968	$7,807,628

Total loans at September 30, 2003 were 5 percent and 1 percent lower than total loans at September 30, 2002 and June 30, 2003, respectively. At September 30, 2003, the Company’s loan portfolio included approximately  $950.0 million of credits to borrowers located in Northern California, including approximately $500.0 million of loans managed in Northern California offices.  In addition, the portfolio included approximately $150.0 million in outstanding dairy loans and $31.2 million of syndicated non-relationship commercial and purchased media and telecommunication loans, the latter down from $52.2 million at June 30, 2003.

Following is a breakdown of the syndicated non-relationship commercial loans and purchased media and telecommunication loans as of September 30, 2003:

Dollars in thousands	Number	Commitments	Outstanding	Percentage
Commercial	7	$20,998	$17,124	55%
Telecommunications	3	10,323	3,689	12
Publishing	2	11,850	4,426	14
Television Broadcasting	1	5,000	4,152	13
Wireless	1	4,564	1,821	6
	14	$52,735	$31,212	100%

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

Nonaccrual Loans, ORE and Restructured Loans

Dollars in thousands	September 30, 2003	December 31, 2002	September 30, 2002

Nonaccrual loans:
Commercial	$40,218	$52,890	$37,725
Real estate	14,088	17,992	10,989
Installment	353	475	1,459
Total	54,659	71,357	50,173
ORE	—	670	460
Total nonaccrual loans and ORE	$54,659	$72,027	$50,633

Total non accrual loans as a percentage of total loans	0.72%	0.89%	0.63%
Total non accrual loans and ORE as a percentage of total loans and ORE	0.72	0.90	0.64
Allowance for credit losses to total loans	2.20	2.06	2.00
Allowance for credit losses to nonaccrual loans	304.08	230.53	317.25

Loans past due 90 days or more on accrual status:
Commercial	$2,582	$5,854	$5,905
Real estate	441	104	2,858
Installment	—	198	143
Total	$3,023	$6,156	$8,906

Nonaccrual loans fell this quarter primarily due to payoffs. Approximately 27 percent of the nonperforming assets were loans to Northern California clients as of September 30, 2003.  Approximately 16 percent were three syndicated non-relationship commercial and purchased media and telecommunication loans totaling $8.7 million, which compared with four loans totaling $14.7 million at June 30, 2003 and 4 percent was one dairy relationship for $2.2 million.  The remaining 53 percent were loans to other borrowers with no major industry concentrations.

At September 30, 2003, nonaccrual loans included $42.8 million of impaired loans which had an allowance for credit losses of $5.7 million allocated to them.  At June 30, 2003, nonaccrual loans included $68.6 million of impaired loans which had an allowance of $10.7 million allocated to them.  The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the impairment is measured by using the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Impairment on loans less than $500,000 is measured using historical loss factors, which approximates the discounted cash flow method.

When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the allowance for credit losses or by adjusting an existing valuation allowance for the impaired loan.

The Company’s policy is to record cash receipts on impaired loans where it is probable that it will be unable to collect all principal amounts, first as reductions in principal and then as interest income.

The following table summarizes the changes in nonaccrual loans for the three and nine months ended September 30, 2003 and 2002.

Changes in Nonaccrual Loans

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands	2003	2002	2003	2002

Balance, beginning of period	$69,377	$64,432	$71,357	$38,563
Additions from acquisitions	—	—	—	3,510
Loans placed on nonaccrual	17,528	17,350	89,175	70,277
Charge-offs	(4,510)	(20,050)	(27,293)	(39,696)
Loans returned to accrual status	(394)	(4,420)	(394)	(5,639)
Repayments (including interest applied to principal) and sales	(27,342)	(6,006)	(78,186)	(15,178)
Transferred to ORE	—	(1,133)	—	(1,664)
Balance, end of period	$54,659	$50,173	$54,659	$50,173

In addition to loans disclosed above as nonaccrual or restructured, management has also identified $4.7 million of credits to 11 borrowers where the ability to comply with the present loan payment terms in the future is questionable.  However, the inability of the borrower to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at September 30, 2003.  Estimated losses from these potential problem loans have been provided for in determining the adequacy of the allowance for credit losses at September 30, 2003.

Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectable in whole or in part.

Allowance for Credit Losses

The allowance for credit losses at September 30, 2003 totaled $166.2 million, or 2.20 percent of outstanding loans.  This compares with an allowance of $159.2 million, or 2.00 percent at September 30, 2002 and an allowance of $170.9 million, or 2.25 percent at June 30, 2003.  The allowance for credit losses as a percentage of nonaccrual loans was 304 percent at September 30, 2003, compared with 317 percent at September 30, 2002 and 246 percent at June 30, 2003.

For the first nine months of 2003, net charge-offs were $27.3 million, down from $42.0 million for the same period last year.  Net charge-offs for the third quarter of 2003 were $4.7 million, including $4.5 million relating to the Company’s syndicated non-relationship commercial and purchased media and telecommunication loan portfolio.  This compares with $19.0 million and $2.0 million, respectively, for the third quarter of 2002.  As an annualized percentage of average loans, net charge-offs were 0.25 percent, 0.95 percent and 0.52 percent for the third quarters of 2003 and 2002 and the second quarter of 2003, respectively.

The allowance for credit losses is maintained at a level that management deems appropriate based on a thorough analysis of numerous factors, including levels of net charge-offs and nonaccrual loans and changes in the loan portfolio.  Credit quality will be influenced by underlying trends in the economy, particularly in California, and other factors that may be beyond management’s control.  No assurances can be given that the Company will not sustain credit losses, in any particular period, that are sizable in relation to the allowance for credit losses.  Based on known information available to it at the date of this report, management believes the allowance for credit losses is adequate to cover risks inherent in the portfolio at September 30, 2003.  Subsequent evaluation of the loan portfolio, in light of factors then prevailing, will dictate the level of provisions required to maintain the adequacy of the allowance for credit losses.

The table below summarizes the changes in the allowance for credit losses for the three and nine months ended September 30, 2003 and 2002.

Changes in Allowance for Credit Losses

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands	2003	2002	2003	2002
Loans outstanding	$7,542,147	$7,966,801	$7,542,147	$7,966,801
Average amount of loans outstanding	$7,558,799	$7,958,258	$7,770,848	$7,772,703
Balance of allowance for credit losses, beginning of period	$170,927	$157,647	$164,502	$142,862
Loans charged off:
Commercial	(7,561)	(17,364)	(34,999)	(41,747)
Real estate and other	(38)	(2,904)	(1,693)	(5,678)
Total loans charged off	(7,599)	(20,268)	(36,692)	(47,425)
Less recoveries of loans previously charged off:
Commercial	2,734	658	8,752	2,694
Real estate and other	147	636	647	2,755
Total recoveries	2,881	1,294	9,399	5,449
Net loans charged off	(4,718)	(18,974)	(27,293)	(41,976)
Additions to allowance charged to operating expense	—	20,500	29,000	49,500
Additions to allowance from acquisition	—	—	—	8,787
Balance, end of period	$166,209	$159,173	$166,209	$159,173

Total net charge-offs to average loans (annualized)	(0.25)%	(0.95)%	(0.47)%	(0.72)%

Ratio of allowance for credit losses to total period end loans			2.20%	2.00%

Other Assets

Other assets included the following:

Other Assets

Dollars in thousands	September 30, 2003	December 31, 2002	September 30, 2002

Interest rate swap mark-to-market	$52,231	$56,690	$55,445
Accrued interest receivable	43,716	45,124	46,122
Claim in receivership and other assets	23,758	23,142	23,067
Loans held-for-sale	—	18,155	37,236
Income tax refund	—	3,464	810
Other	52,967	40,191	42,216
Total other assets	$172,672	$186,766	$204,896

The claim in receivership and other assets were acquired in the acquisition of Pacific Bank.  The claim in receivership, which is approximately half of the balance, is expected to be realized in 2003.

See — “Net Interest Income” for a discussion of interest rate swaps that result in the swap mark-to-market asset of $52.2 million.

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

The Company had outstanding and unfunded loan commitments aggregating  $3,416.1 million at September 30, 2003.  In addition, the Company had $359.2 million outstanding in bankers’ acceptances and letters of credit of which $304.3 million relate to standby letters of credit at September 30, 2003.  Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

Deposits

Deposits totaled $10.8 billion at September 30, 2003, an increase of 18 percent compared with $9.1 billion at September 30, 2002, and increased 6 percent over the $10.2 billion at June 30, 2003.  New clients, additional trust and escrow deposits and a lower earnings credit on analyzed deposit accounts resulting from lower interest rates, contributed to the growth of deposits.

Demand deposits accounted for 50 percent of total deposits at September 30, 2003.  Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 91 percent of total deposits at September 30, 2003.  See “— Net Interest Income.”

Other Borrowings

Other borrowings have declined by $63.8 million from December 31, 2002 and $195.8 million from September 30, 2002 to $700.5 million at September 30, 2003 as deposits have increased.  This is despite the $225 million of 5.125 percent Senior Notes due 2013 issued by the Corporation in February 2003.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at September 30, 2003, December 31, 2002 and September 30, 2002.

	Regulatory Well Capitalized Standards		September 30, 2003	December 31, 2002	September 30, 2002
City National Corporation
Tier 1 leverage		%	7.37%	7.55%	7.88%
Tier 1 risk-based capital	6.00		10.76	9.87	10.16
Total risk-based capital	10.00		14.94	14.26	14.61

City National Bank
Tier 1 leverage	5.00		7.82	7.24	7.22
Tier 1 risk-based capital	6.00		11.35	9.46	9.32
Total risk-based capital	10.00		15.53	13.85	13.79

Tier 1 capital ratios include the impact of $26.0 million of preferred stock issued by real estate investment trust subsidiaries of the Bank which is included in minority interest in consolidated subsidiaries.

On January 22, 2003, the Board of Directors authorized a 1 million-share stock buyback program.  No shares were repurchased during the third quarter of 2003.  A total number of 750,100 shares have been repurchased under this program at an average price of $42.47 per share leaving 249,900 shares available for repurchase.  Shares will be repurchased on a selective basis from time to time in open market transactions.  The shares purchased under the buyback programs may be reissued for acquisitions, upon the exercise of stock options, or for other general corporate purposes. There were 1,545,450 treasury shares at September 30, 2003.

On July 15, 2003, the Board of Directors authorized the repurchase of 500,000 additional shares of City National Corporation stock, following completion of the Company’s current buyback initiative.

On October 22, 2003, the Corporation declared a regular quarterly cash dividend on common stock at a rate of $0.28 per share to shareholders of record on November 5, 2003, payable on November 17, 2003.

LIQUIDITY MANAGEMENT

The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale.  Liquidity is also provided by maturing securities and loans.

Average core deposits and shareholders’ equity comprised 84 percent of total funding of average assets in the third quarter of 2003, compared with 79 percent in the third quarter of 2002.  This increase allowed the Company to decrease its use of more costly alternative funding sources. See “— Net Interest Income.”

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

Net Interest Simulation: During the first nine months of 2003, the Company maintained a moderate asset sensitive interest rate position. Based on the balance sheet at September 30, 2003, the Company’s net interest income simulation model indicates that net interest income would not be substantially adversely impacted by changes in interest rates. Assuming a static balance sheet, a gradual 100 basis point decline in interest rates over a twelve-month horizon would result in a decrease in projected net interest income of approximately 3.1 percent.  The 3.1 percent at-risk amount is up slightly from the previous two quarters, which were 2.3 percent and 3.0 percent at March 31, 2003, and June 30, 2003 respectively.  (Note: The 100 basis point decline could cause some rates to be negative.  We assume that discount rates may fall to zero but no further.)  A gradual 100 basis point increase in interest rates over the next 12-month period would result in an increase in projected net interest income of approximately 2.3 percent.  This is little changed from the March 31, 2003 and June 30, 2003 results which were 2.3 percent and 2.4 percent respectively.  Exposure remains within ALCO guidelines.  The Company continues to use a variety of other tools to manage its asset sensitivity.

Present Value of Equity: The model indicates that the Present Value of Equity (PVE) is somewhat vulnerable to a sudden and substantial change in interest rates.  As of September 30, 2003, a 200 basis point increase in interest rates results in a 6.1 percent decline in PVE.  This compares to a 2.6 percent decline at December 31, 2002, and reflects the Company’s fixed income investment portfolio.  PVE improves slightly as rates decrease due to their very low starting levels.

As of September 30, 2003, the Company had $1,051.4 million of notional principal in receive fixed-pay LIBOR interest rate swaps, of which $866.4 million have maturities greater than one year. The Company’s interest-rate risk-management instruments had a fair value and credit exposure risk of $52.2 million and  $70.2 million at September 30, 2003 and June 30, 2003, respectively taking into consideration legal right of offset. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Company’s swap agreements require collateral to mitigate the amount of credit risk if certain market value exposure thresholds are exceeded. As of September 30, 2003, the Company held securities with a total market value of $37.1 million to reduce counterparty exposure.

At September 30, 2003 the Company’s outstanding foreign exchange contracts for both those purchased as well as sold totaled $114.1 million, all with maturities less than 1 year.  Total outstanding foreign exchange contracts for both those purchased as well as sold were $123.8 million including $2.4 million of foreign exchange contracts with maturities over 1 year at June 30, 2003.  The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging for clients’ transaction and economic exposures arising out of commercial transactions.  The Company’s policies also permit limited proprietary currency positioning.  The Company actively manages its foreign exchange exposures within prescribed risk limits and controls.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A number of factors, some of which are beyond the Corporation’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) the unknown economic impact caused by the State of California’s budget issues, (2) earthquake or other natural disasters impacting the condition of real estate collateral or business operations and (3) the effect of acquisitions and integration of acquired businesses, any of which could hurt our business.

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

Our financial results could be adversely affected by proposed and/or recently adopted changes in regulatory, judicial, or legislative tax matters, including recent changes in California legislative tax treatment of business transactions.

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

On October 15, 2003, the Corporation filed a report on Form 8-K under item 9 (Regulation FD Disclosure) and item 12 (results of Operations and Financial Condition) of Form 8-K regarding the financial results for the quarter and nine months ended September 30, 2003.  Included in the report was a press release dated October 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE:	November 14, 2003	/s/ Frank P. Pekny

FRANK P. PEKNY Executive Vice President and Chief Financial Officer/Treasurer (Authorized Officer and Principal Financial Officer)