Form 10-K
period 2003-12-31
CITY NATIONAL CORP
filed 2004-03-15
CIK 201461

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES ☒ NO ☐

        The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $1,794,574,104 (based on the June 30, 2003 closing price of Common Stock of $44.56 per share).

        As of March 1, 2004, there were 48,786,696 shares of Common Stock outstanding.

Documents Incorporated by Reference

        The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of City National Corporation's definitive proxy statement for the 2004 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART I

Item 1.    Business

General

        City National Corporation (the "Corporation") was organized in Delaware in 1968 to acquire the outstanding capital stock of City National Bank (the "Bank"). References to the "Company" reflect all of the activities of the Corporation and its subsidiaries, including the Bank. The Corporation owns all the outstanding shares of the Bank.

        The Bank, which was founded in 1953 and opened for business in January 1954, conducts business in California and New York City. In January 2004, the Bank celebrated its 50th year as an independent California bank now providing banking, investment and trust services through 53 offices, including 12 full-service regional centers, in Southern California, the San Francisco Bay Area and New York City.

        In the three years ended December 31, 2003, the Company acquired two financial services institutions. On April 1, 2003, the Corporation acquired Convergent Capital Management, LLC, ("CCM") a privately held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms. Combined, these 10 firms manage assets of approximately $8.5 billion as of December 31, 2003. The purchase price was $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt. The acquisition resulted in $25.8 million in customer contract intangibles, which are being amortized over 20 years, and $21.5 million in goodwill. On February 28, 2002, the Company completed the acquisition of Civic BanCorp ("Civic") headquartered in Oakland, California with total assets at December 31, 2001 of $524.0 million. The total purchase price was $123.5 million (including the consideration for outstanding stock options). Subsequently two former Civic BanCorp branches with combined deposits of approximately $37.0 million were sold. See "—Note 2 to Notes to Consolidated Financial Statements" on page A-48 of this report.

        The Company is engaged in one operating segment: providing private and business banking, including investment and trust services. The Bank is the second largest independent commercial bank headquartered in California. The Bank's principal client base comprises small-to mid-sized businesses, entrepreneurs, professionals, and affluent individuals. For 50 years, the Bank has served its clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate the use by the client, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking, and other products and services. The Company also lends, invests, and provides services in accordance with its Community Reinvestment Act ("CRA") commitment. Through CCM and Reed, Conner & Birdwell, LLC ("RCB"), subsidiaries of the Corporation, and Wealth Management, a division of the Bank, the Company offers 1) investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management, 2) personal and business trust and investment services, including employee benefit trust services, 401(k) and defined benefit plans and 3) estate and financial planning and custodial services. The Bank also advises and makes available mutual funds under the name of CNI Charter Funds.

        At December 31, 2003, the Company had 2,348 full-time equivalent employees.

Competition

        The banking business is highly competitive. The Bank competes with domestic and foreign banks for deposits, loans, and other banking business. In addition, other financial intermediaries, such as savings and loans, money market mutual funds, securities firms, credit unions, insurance companies and other financial services companies, compete with the Bank. Furthermore, interstate banking legislation has eroded the geographic constraints on the financial services industry. Legislation has facilitated the ability of non-depository institutions to act as financial intermediaries. See "—Supervision and Regulation."

Economic Conditions, Government Policies, Legislation, and Regulation

        The Company's profitability, like most financial institutions, is highly dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the Company's control, such as inflation, recession, and unemployment. The impact of future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

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

        Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently introduced in the U.S. Congress, in the state legislatures, and before various regulatory agencies. The likelihood and timing of any proposals or legislation and the impact they may have on the Company cannot be determined at this time. See "—Supervision and Regulation."

Supervision and Regulation

General

        Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and other clients of the Bank, and not for the benefit of shareholders of the Corporation. Set forth below is a summary description of the material laws and regulations that relate to the operations of the Corporation and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

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

  •
  Require the Corporation to obtain the prior approval of the Federal Reserve before acquiring another bank holding company or a bank; and

  •
  Prohibit the Corporation, except in certain statutorily prescribed instances, from acquiring or engaging in non-banking activities, other than any activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto (See "—Gramm-Leach Bliley Act of 1999").

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

Gramm-Leach Bliley Act of 1999

        Under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), a bank holding company, that meets certain specified requirements, can elect to become a "financial holding company" and engage in a broader range of financial activities. These activities include insurance underwriting and brokerage, securities activities, merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Pursuant to the GLB Act, financial holding companies can affiliate with certain other financial services providers and form single financial services organizations offering customers an array of financial products and services. Although the Corporation currently meets the requirements to become a financial holding company, the Corporation's management has not elected to do so at this time. The Corporation continues to examine its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Corporation and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Corporation desires to use the expanded powers provided in the GLB Act.

        The GLB Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries, subject to certain conditions and limitations. A national bank may have a subsidiary engage in any activity authorized for national banks directly or any financial activity, except for, among others, insurance underwriting, insurance investments, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all other activities permitted under new sections of the BHCA or permitted by regulation. The Bank has not formed a financial subsidiary at this time.

        Pursuant to the GLB Act, federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These rules require disclosure of privacy policies to consumers and, in some circumstance, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

        In addition, the GLB Act directed federal banking regulators to adopt consumer protection rules for the sale of insurance products by depository institutions. These rules prohibit depository institutions from conditioning an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule contains required disclosures and addresses cross marketing and referral fees.

USA Patriot Act

        The USA Patriot Act of 2001 strengthens the ability of various agencies of the United States to work cohesively to combat money laundering and terrorism on a variety of fronts. Regulations propounded under the Act impose various requirements on financial institutions, such as:

  •
  Due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

  •
  Standards for verifying customer identification at account opening; and

  •
  Rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in money laundering and terrorism.

The Check Clearing For The 21st Century Act ("Check 21")

        Check 21 was passed by Congress and signed into law October 28, 2003, to become effective October 28, 2004. Check 21 seeks to promote improvement in the check processing system and to reduce some of the legal impediments to check truncation. Check 21 creates a new negotiable instrument called a "substitute check" which permits banks to truncate original checks, process information from the checks electronically and deliver the substitute checks to banks requiring the receipt of paper checks. The Federal Reserve Board of Governors has authority to propound regulations to facilitate the implementation of Check 21. As the regulations are in proposed form and have yet to be finalized, the Corporation is not able to predict the impact of Check 21 on its financial condition or results of operations at this time.

Dividends and Other Transfers of Funds

        The Corporation is a legal entity separate and distinct from the Bank. Dividends from the Bank constitute the principal source of income to the Corporation. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Corporation. Under such restrictions, at December 31, 2003, the Bank could have paid dividends of $234.9 million to the Corporation without obtaining prior approval of its banking regulators. In addition, the Federal Reserve has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

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

        Federal law limits the ability of the Bank to extend credit to the Corporation or its other affiliates, to invest in stock or other securities thereof, to take such securities as collateral for loans, and to purchase assets from the Corporation or other affiliates. These restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Corporation or to or in any other affiliate are limited individually to 10.0 percent of the Bank's capital and surplus and in the aggregate to 20.0 percent of the Bank's capital and surplus. See "Note 10 to Notes to Consolidated Financial Statements" on page A-60 of this report. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "—Prompt Corrective Action and Other Enforcement Mechanisms."

Capital Standards

        Each federal banking agency has adopted risk-based capital regulations under which a banking organization's capital is compared to the risk associated with its operations for both transactions reported on the balance sheet as assets as well as transactions which are off-balance sheet items, such as letters of credit and recourse arrangements. Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0 percent for asset categories with low credit risk, such as certain U.S. Treasury securities, to 100 percent for asset categories with relatively high credit risk, such as commercial loans.

        In addition to the risk-based capital guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated composite 1 under the "Composite Uniform Financial Institutions Rating System (CAMELS)" for banks, which rating is the lowest level of supervisory concern of the five categories used by the federal banking agencies to rate banking organizations ("5" being the highest level of supervisory concern), the minimum leverage ratio of Tier 1 capital to total assets is 3 percent. For all banking organizations other than those rated composite 1 under the CAMELS system, the minimum leverage ratio of Tier 1 capital to total assets is 4 percent. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios above the minimum levels. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

        At December 31, 2003, the Corporation and the Bank each exceeded the required risk-based capital ratios for classification as "well capitalized" as well as the required minimum leverage ratios. See "Management's Discussion and Analysis—Balance Sheet Analysis—Capital" on page A-15 of this report.

Prompt Corrective Action and Other Enforcement Mechanisms

        Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios.

        An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

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

        Federal regulations require banks to maintain adequate valuation allowances for potential credit losses. The Company has an internal risk analysis and review staff that continually reviews loan quality and ultimately issues reports to the Audit Committee. This analysis includes a detailed review of the classification and categorization of problem loans, assessment of the overall quality and collectibility of the loan portfolio, consideration of loan loss experience, trends in problem loans, concentration of credit risk, and current economic conditions, particularly in California. Based on this analysis, management, with the review and approval of the Audit Committee, determines the adequate level of allowance required. The allowance for credit losses is allocated to different segments of the loan portfolio, but the entire allowance is available for the loan portfolio in its entirety.

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

        The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2003 ranged from 0 to 27 cents per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's capital group is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. An institution's supervisory subgroup assignment is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. In addition to its normal deposit insurance premium as a member of the BIF, the Bank must pay an additional premium toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. In 2003, this premium was approximately 1.6 cents per $100 of insured deposits.

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

Community Reinvestment Act ("CRA") and Fair Lending Developments

        The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating, approving, and supervising other activities.

        A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending, service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal

Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." A bank's CRA rating will also affect the ability of the bank and its bank holding company to take advantage of the new powers granted by the GLB Act. Based on the most current examination report dated January 13, 2003, the Bank was rated "satisfactory."

Investment Advisers Act

        Under the Investment Advisers Act of 1940 ("Advisers Act"), investment advisers who manage $25 million or more in client assets or who act as an adviser to a registered investment company, such as RCB and the asset management firms owned by CCM, must register with the Securities and Exchange Commission ("SEC").

Corporate Governance

        On July 30, 2002, Congress enacted the Sarbanes-Oxley Act of 2002 ("SOX"), a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. SOX required significant Securities and Exchange Commission (the "SEC") action within a short period of time and since July 2002, there have been a substantial number of rulemaking initiatives conducted by the SEC pursuant to SOX. The New York Stock Exchange has also adopted modified corporate governance standards in light of SOX that have been reviewed and approved by the SEC.

        Consistent with the new requirements regarding corporate governance, and, more importantly, because the Corporation's Board of Directors (the "Board") has always believed and continues to maintain that corporate governance and the highest standards of business ethics and practices are vital to the success of the Company, in 2003 the Board approved a series of actions to enhance and clarify its existing strong corporate governance practices. Included in these actions was the adoption of the Corporation's Corporate Governance Guidelines (the "Guidelines") to address significant corporate governance issues of the Corporation; and new charters for the Audit Committee and Compensation, Nominating and Governance Committee (as reflected in the Corporation's 2003 Proxy). The Guidelines, charters and composition of both the Audit Committee and the Compensation, Nominating and Governance Committee of the Board can be viewed, free of charge, on the Corporate Governance section of the Investor Relations page of the Corporation's web site at www.cnb.com, and are available in print to any shareholder upon request free of charge. Requests for print copies can be sent by mail to the Corporation's executive offices located at the address set forth on the cover page, Attention: Corporate Secretary.

Code of Ethics

        As part of its corporate governance actions in 2003, the Corporation's Board adopted a Code of Ethics for Senior Financial Officers ("Code of Ethics") that applies to the Corporation's principal executive officer, the principal financial officer, the assistant chief financial officer, the principal accounting officer or controller, or persons performing similar functions. Pursuant to SEC rules, the Corporation is required to disclose amendments to, or waivers from, its Code of Ethics. We intend to use our web site at www.cnb.com to disseminate this disclosure as permitted by applicable SEC rules. There were no waivers or amendments to the Code of Ethics in 2003. The Board has also adopted a code of ethics entitled "Principles of Business Conduct and Ethics" which applies to all directors, officers and employees. Each of these codes can be viewed, free of charge, on the corporate governance section of the Investor Relations page of the Corporation's web site and are available in print to any shareholder upon request free of charge. Requests for print copies can be sent by mail to the Corporation's executive offices located at the address set forth on the cover page, Attention: Corporate Secretary.

Available Information

        The Company's home page on the Internet is www.cnb.com. The Company makes its web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

        The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for its annual shareholder meetings, as well as any amendment to those reports, available free of charge through its web site as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. You can learn more about the Company by reviewing the Company's SEC filings on its web site. The Company's SEC reports can be accessed through the investor relations page of its web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Corporation.

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

        Since 1967, the Bank's Pershing Square Banking Office and a number of Bank departments have been a tenant of the office building located at 606 South Olive Street in downtown Los Angeles. The building was originally developed and built by a partnership between a wholly-owned subsidiary of the Bank, Citinational Bancorporation, and Buckeye Construction Co., and Buckeye Realty and Management Corporation (two corporations then affiliated with Mr. Bram Goldsmith, then only a director and currently Chairman of the Board of the Corporation). Since its completion and through October 31, 2003, the building had been owned by Citinational-Buckeye Building Co., a limited partnership of which Citinational Bancorporation and Olive-Sixth Buckeye Co. were the only general partners, each with a 29 percent partnership interest. Citinational Bancorporation had an additional 3 percent interest as a limited partner of Citinational-Buckeye Building Co.; the remainder was held by other, unaffiliated limited partners. Olive-Sixth Buckeye Co. was a limited partnership of which Mr. Goldsmith was a 49 percent general partner; therefore, Mr. Goldsmith had an indirect 14 percent ownership interest in Citinational-Buckeye Building Co. The remaining general partner and all limited partners of Olive-Sixth Buckeye Co. were not affiliated with the Corporation. Since 1990 and through October 31, 2003, Citinational-Buckeye Building Co. had managed the building, which was almost fully leased. On October 31, 2003, the building was sold to unrelated parties with no financing by the Bank and the Bank's share of the gain on sale was deferred and is being amortized over the remaining term of its leases. Prior to consummating the sale, the Bank's leases with the owner of the building were modified and extended. The lease modification also confirmed the Bank's rights to roof signage so long as it remains the responsible (as contrasted to occupying) party under its leases.

        As of December 31, 2003, the Bank owned one other banking office property in Riverside, California.

        On November 19, 2003, the Bank entered into a lease for up to 310,055 rentable square feet of commercial office space in downtown Los Angeles in the office tower located at 555 S. Flower Street and plaza building at 525 Flower Street, commonly known as the ARCO Plaza complex. Occupancy in the south office tower is expected to commence in the third quarter of 2004 and the building will be renamed "City National Tower". The new City National Tower will serve as the Bank's new administrative center, bringing together more than 20 departments, from Product Management, Cash Management, International and Finance to Human Resources, Marketing, Community Reinvestment and select areas of Wealth Management. The Bank will also relocate its nearby Library Tower banking office to 6,600 square feet in a three-story building that is located adjacent to the City National Tower. Until then, that branch and the bank's downtown business and private banking centers will remain in Library Tower. The new City National Tower and the plaza banking office together will form the Company's expanded Downtown Los Angeles Regional Center, offering extensive private and business banking and wealth management capabilities and will be renamed "City National Plaza" in September 2005.

        The remaining banking offices and other properties are leased by the Bank. Total annual rental payments (exclusive of operating charges and real property taxes) are approximately $22.7 million, with lease expiration dates ranging from 2004 to 2020, exclusive of renewal options.

Item 3.    Legal Proceedings

        The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, does not believe that the outcome of such lawsuits will have a material adverse effect upon the Company.

        The Corporation is not aware of any material proceedings to which any director, officer, or affiliate of the Corporation, any owner of record or beneficially of more than 5 percent of the voting securities of the Corporation as of December 31, 2003, or any associate of any such director, officer, affiliate of the Corporation, or security holder is a party adverse to the Corporation or any of its subsidiaries or has a material interest adverse to the Corporation or any of its subsidiaries.

Item 4.    Submission of Matters to a Vote of Security Holders

        There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Corporation's common stock is listed and traded principally on the New York Stock Exchange under the symbol "CYN." Information concerning the range of high and low sales prices for the Corporation's common stock, and the dividends declared, for each quarterly period within the past two fiscal years is set forth below.

Quarter Ended	High	Low	Dividends Declared
2003
March 31	$47.04	$42.84	$0.205
June 30	45.98	38.70	0.205
September 30	52.83	43.50	0.280
December 31	64.49	50.97	0.280
2002
March 31	$53.18	$45.40	$0.195
June 30	56.42	50.10	0.195
September 30	54.58	43.49	0.195
December 31	48.39	40.10	0.195

        As of March 1, 2004, the closing price of the Corporation's stock on the New York Stock Exchange was $62.38 per share. As of that date, there were approximately 1,665 record holders of the Corporation's common stock. On January 21, 2004, the Board of Directors authorized a regular quarterly cash dividend on its common stock at an increased rate of $0.32 per share (up 14 percent from the $0.28 per share previously paid) payable on February 17, 2004 to all shareholders of record on February 4, 2004.

        For a discussion of dividend restrictions on the Corporation's common stock, see "Note 10 to Notes to Consolidated Financial Statements" on page A-60 of this report.

        There were no issuer repurchases of the Corporation's common stock in the fourth quarter of the year ended December 31, 2003.

Item 6.    Selected Financial Data

        The information required by this item appears on page A-2, under the caption "Selected Financial Information," and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item appears on pages A-3 through A-36, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item appears on pages A-16 through A-21, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item appears on pages A-38 through A-70 and on page A-36, under the captions "2003 Quarterly Operating Results" and "2002 Quarterly Operating Results," and is incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of the Company's system of disclosure controls and procedures, we have created a Disclosure Committee which consists of certain members of the Company's senior management. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the chief executive officer, chief financial officer and other members of the Disclosure Committee, as appropriate to allow timely decisions regarding required disclosure.

        The Company has carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. The Company's management, including the Company's Disclosure Committee and its chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on the evaluation, the chief executive officer and the acting chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

        There have not been any changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Shown below are the names and ages of all executive officers of the Corporation and officers of the Bank who are deemed to be executive officers of the Corporation, with indication of all positions and offices with the Corporation and the Bank. Mr. Russell Goldsmith is the son of Mr. Bram Goldsmith.

Name	Age	Present principal occupation and principal occupation during the past five years
Russell D. Goldsmith	54	Vice Chairman and Chief Executive Officer, City National Corporation since October 1995; Chairman of the Board and Chief Executive Officer, City National Bank since October 1995
Bram Goldsmith	81	Chairman of the Board, City National Corporation
George H. Benter, Jr.	62	President, City National Corporation since 1993; President and Chief Operating Officer, City National Bank since 1992
Frank P. Pekny	60	Executive Vice President and Treasurer/Chief Financial Officer, City National Corporation since 1992; Vice Chairman and Chief Financial Officer since 1995, City National Bank
Jan R. Cloyde	53	Executive Vice President, City National Corporation and City National Bank, and Director of Banking Services, City National Bank since October 1998
Michael B. Cahill	50	Executive Vice President, Secretary and General Counsel, City National Bank and City National Corporation, since June 2001; President and CEO, Avista Ventures, Inc., and Pentzer Corporation, 1999-2001; President and CEO, Imfax, Inc. 1997-1999
Stephen D. McAvoy	58	Controller, City National Corporation since March 1998; Senior Vice President and Controller, City National Bank since March 1998
Christopher J. Warmuth	49	Executive Vice President and Chief Credit Officer, City National Bank since June 2002; Executive Vice President and Chief Commercial Credit Officer, Bank of the West April 2002 to May 2002; Chief Credit Officer and Head of the Quality Management Division United California Bank (formerly Sanwa Bank California) March 1998 to March 2002;

        The additional information required by this item, to the extent not set forth above or included under "Item 1. Business, Code of Ethics" in Part I of this report, will appear in the Corporation's definitive proxy statement for the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2004 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 11.    Executive Compensation

        The information required by this item will appear in the 2004 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2004 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item will appear in the 2004 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2004 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item will appear in the 2004 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2004 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period. Also see "Note 4 to Notes to Consolidated Financial Statements" on page A-51 of this report.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will appear in the 2004 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2004 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

1.
Financial Statements:

2.
All other schedules and separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted because they are not applicable.

3.
Exhibits

3.	(a)	Restated Certificate of Incorporation (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
	(b)	Form of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
	(c)	Bylaws, as amended to date (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10- K for the year ended December 31, 1999).
4.	(a)	Specimen Common Stock Certificate for Registrant (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
	(b)	Issuing and Paying Agreement between the Bank and Continental Stock Transfer & Trust Company dated as of January 7, 1998 pursuant to which the Bank issued its 6.375 percent Subordinated Notes Due 2008 in the principal amount of $125 million and form of 6.375 percent Subordinated Note due 2008 (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
	(c)	6.75 percent Subordinated Notes Due 2011 in the principal amount of $150.0 million (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
	(d)	Indenture dated as of February 13, 2003 between Registrant and U.S. Bank National Association, as Trustee pursuant to which Registrant issued its 5.125 percent Senior Notes due 2013 in the principal amount of $225.0 million and form of 5.125 percent Senior Note due 2013 (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

	(e)	Certificate of Amendment of Articles of Incorporation of CN Real Estate Investment Corporation Articles of Incorporation (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
	(f)	CN Real Estate Investment Corporation By Laws (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
	(g)	CN Real Estate Investment Corporation Servicing Agreement (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
	(h)	CN Real Estate Investment Corporation II Articles of Amendment and Restatement (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
	(i)	CN Real Estate Investment Corporation II Amended and Restated Bylaws (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
	(j)	Rights Agreement dated as of February 26, 1997 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.	(a) *	Employment Agreement made as of May 15, 2003, by and between Bram Goldsmith, and the Registrant and City National Bank. (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
	(b)*	Sixth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated March 18, 1998 (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
	(c)*	Seventh Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated June 1, 1999 (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
	(d)*	Employment Agreement made as of May 15, 2001, by and between Bram Goldsmith, and the Registrant and City National Bank, including Eighth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated May 15, 2001 (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
	(e)*	Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated as of June 13, 1980, and first through fourth amendments thereto (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
	(f)*	Fifth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated May 15, 1995 (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

(g)*	1985 Stock Option Plan, as amended to date (This Exhibit is incorporated by reference from the Registrant's Annual Report Form 10-K for the year ended December 31, 1999).
(h)*	Stock Option Agreement under the Registrant's 1985 Stock Option Plan dated as of October 16, 1995, between the Registrant and Russell Goldsmith (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
(i)*	Employment Agreement made as of March 20, 2003 by and between Russell Goldsmith and the Registrant and City National Bank (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
(j)*	1995 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
(k)*	Amendment to 1995 Omnibus Plan (This Exhibit is incorporated by reference form the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
(l)*	Amended and Restated Section 2.8 of 1995 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
(m)*	1999 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
(n)*	2002 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Proxy Statement filed with the SEC for the year ended December 31, 2001).
(o)*	1999 Variable Bonus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
(p)*	First Amendment to 1999 Variable Bonus Plan (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
(q)*	2000 City National Bank Executive Deferred Compensation Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
(r)*	Form of Change of Control Agreement for members of City National Bank executive committee (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
(s)*	2000 City National Bank Director Deferred Compensation Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
(t)*	City National Bank Executive Management Bonus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
(u)*	City National Corporation 2001 Stock Option Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

(v)	Lease dated September 30, 1996 between Citinational-Buckeye Building Co. and City National Bank, as amended by that certain First Lease Addendum dated as of May 1, 1998, by that certain Second Lease Addendum dated as of November 13, 1998, by that certain Third Lease Addendum dated as of November 1, 2002 and the 2003 Lease Supplement (as herein defined).
(w)	Lease dated November 1, 2002, between Citinational-Buckeye Building Co. and City National Bank as amended by the 2003 Lease Supplement (as herein defined).
(x)	Lease dated August 1, 2000, between Citinational-Buckeye Building Co. and City National Bank, as amended by that certain First Lease Addendum dated as of November 1, 2002, and the 2003 Lease Supplement (as herein defined).
(y)	Lease Supplement, dated May 28, 2003 (the "2003 Lease Supplement"), by and between Citinational Buckeye Building Co and City National Bank.
(z)	Lease dated November 19, 2003 between TPG Plaza Investments and City National Bank (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan or arrangement

(b)
The registrant filed a report, dated October 15, 2003, on Form 8-K under items 9 and 12 regarding the financial results for the quarter and nine months ended September 30, 2002.

  The Registrant filed a report, dated November 20, 2003, on Form 8-K under items 5 and 9 concerning the execution of a new lease between TPG Plaza Investments and City National Bank.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
By	/s/ RUSSELL D. GOLDSMITH Russell D. Goldsmith, Chief Executive Officer

March 10, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUSSELL D. GOLDSMITH Russell D. Goldsmith (Principal Executive Officer)	Vice Chairman/ Chief Executive Officer and Director	March 10, 2004
/s/ STEPHEN D. MCAVOY Stephen D. McAvoy (Principal Financial Officer & Principal Accounting Officer)	Acting Chief Financial Officer and Controller	March 10, 2004
/s/ BRAM GOLDSMITH Bram Goldsmith	Chairman of the Board and Director	March 10, 2004
/s/ GEORGE H. BENTER, JR. George H. Benter, Jr.	President and Director	March 10, 2004
/s/ RICHARD L. BLOCH Richard L. Bloch	Director	March 10, 2004
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	March 10, 2004

/s/ MICHAEL L. MEYER Michael L. Meyer	Director	March 10, 2004
/s/ RONALD L. OLSON Ronald L. Olson	Director	March 10, 2004
/s/ PETER M. THOMAS Peter M. Thomas	Director	March 10, 2004
/s/ ROBERT H. TUTTLE Robert H. Tuttle	Director	March 10, 2004
/s/ ANDREA L. VAN DE KAMP Andrea L. Van de Kamp	Director	March 10, 2004
/s/ KENNETH ZIFFREN Kenneth Ziffren	Director	March 10, 2004

FINANCIAL HIGHLIGHTS

Dollars in thousands, except per share amounts	2003	2002	Increase (Decrease) Amount
FOR THE YEAR
Net income	$186,677	$183,100	$3,577
Net income per common share, basic	3.84	3.69	0.15
Net income per common share, diluted	3.72	3.56	0.16
Dividends per common share	0.97	0.78	0.19
AT YEAR END
Assets	$13,018,242	$11,870,392	$1,147,850
Deposits	10,937,063	9,839,698	1,097,365
Loans	7,882,742	7,999,470	(116,728)
Securities	3,365,654	2,226,656	1,138,998
Shareholders' equity	1,219,256	1,109,959	109,297
Book value per common share	24.85	22.66	2.19
AVERAGE BALANCES
Assets	$12,146,932	$10,891,575	$1,255,357
Deposits	10,045,267	8,639,546	1,405,721
Loans	7,729,150	7,822,653	(93,503)
Securities	2,944,443	1,943,910	1,000,533
Shareholders' equity	1,147,477	1,049,393	98,084
SELECTED RATIOS
Return on average assets	1.54%	1.68%	(0.14)%
Return on average shareholders' equity	16.27	17.45	(1.18)
Tier 1 leverage ratio	7.48	7.55	(0.07)
Total risk-based capital ratio	14.86	14.26	0.60
Dividend payout ratio per share	25.33	21.10	4.23
Net interest margin	4.74	5.30	(0.56)
Efficiency ratio	52.15	49.20	2.95
AT YEAR END
Assets under management	$13,610,756	$7,407,003	$6,203,753
Assets under management or administration	28,835,273	19,513,299	9,321,974

SELECTED FINANCIAL INFORMATION

	As of or for the year ended December 31,
Dollars in thousands, except per share data
	2003	2002	2001	2000	1999
Statement of Operations Data:
Interest income	$575,725	$609,700	$625,248	$646,288	$470,446
Interest expense	61,110	94,444	191,094	239,772	148,441

Net interest income	514,615	515,256	434,154	406,516	322,005
Provision for credit losses	29,000	67,000	35,000	21,500	—
Noninterest income	177,225	146,293	132,384	109,484	87,212
Noninterest expense	364,178	331,646	313,395	294,770	241,803
Minority interest expense	4,039	945	—	—	—

Income before taxes	294,623	261,958	218,143	199,730	167,414
Income taxes	107,946	78,858	71,973	68,070	59,307

Net income	$186,677	$183,100	$146,170	$131,660	$108,107

Adjusted net income (1)	$186,677	$183,100	$159,038	$142,883	$113,278

Per Share Data:
Net income per share, basic	3.84	3.69	3.05	2.79	2.37
Net income per share, diluted	3.72	3.56	2.96	2.72	2.30
Adjusted net income per share, diluted (1)	3.72	3.56	3.22	2.95	2.41
Cash dividends declared	0.97	0.78	0.74	0.70	0.66
Book value per share	24.85	22.66	18.50	15.61	12.58
Shares used to compute income per share, basic	48,643	49,563	47,896	47,178	45,683
Shares used to compute income per share, diluted	50,198	51,389	49,376	48,393	46,938
Balance Sheet Data—At Period End:
Assets	$13,018,242	$11,870,392	$10,176,316	$9,096,669	$7,213,619
Deposits	10,937,063	9,839,698	8,131,202	7,408,670	5,669,409
Loans	7,882,742	7,999,470	7,159,206	6,527,145	5,490,669
Securities	3,365,654	2,226,656	1,814,839	1,547,844	1,102,092
Interest-earning assets	11,985,678	10,858,337	9,447,311	8,286,067	6,677,475
Shareholders' equity	1,219,256	1,109,959	890,577	743,648	571,646
Balance Sheet Data—Average Balances:
Assets	$12,146,932	$10,891,575	$9,328,512	$8,426,129	$6,488,834
Deposits	10,045,267	8,639,546	7,067,984	6,334,846	4,809,800
Loans	7,729,150	7,822,653	6,713,315	6,236,334	4,822,254
Securities	2,944,443	1,943,910	1,637,321	1,347,145	1,050,716
Interest-earning assets	11,159,034	9,996,998	8,520,242	7,698,884	5,985,018
Shareholders' equity	1,147,477	1,049,393	825,344	667,618	564,091
Asset Quality:
Nonaccrual loans	$42,273	$71,357	$38,563	$61,986	$25,288
ORE	—	670	10	522	1,413

Total nonaccrual loans and ORE	$42,273	$72,027	$38,573	$62,508	$26,701

Performance Ratios:
Return on average assets	1.54%	1.68%	1.57%	1.56%	1.67%
Return on average shareholders' equity	16.27	17.45	17.71	19.72	19.16
Return on average assets adjusted (1)	1.54	1.68	1.70	1.70	1.75
Return on average shareholders' equity adjusted (1)	16.27	17.45	19.27	21.40	19.82
Net interest spread	4.29	4.65	3.95	3.81	4.12
Net interest margin	4.74	5.30	5.26	5.44	5.56
Average shareholders' equity to average assets	9.45	9.63	8.85	7.92	8.69
Dividend payout ratio, per share	25.33	21.10	24.26	24.95	27.91
Adjusted dividend payout ratio per share (1)	25.33	21.10	22.30	23.00	26.64
Efficiency ratio (2)	52.15	49.20	54.08	55.76	57.58
Efficiency ratio adjusted (1) (2)	52.15	49.20	51.86	53.64	56.35
Asset Quality Ratios:
Nonaccrual loans to total loans	0.54%	0.89%	0.54%	0.95%	0.46%
Nonaccrual loans and ORE to total loans and ORE	0.54	0.90	0.54	0.96	0.49
Allowance for credit losses to total loans	2.11	2.06	2.00	2.07	2.44
Allowance for credit losses to nonaccrual loans	392.65	230.53	370.46	218.49	530.20
Net charge-offs to average loans	(0.36)	(0.69)	(0.41)	(0.48)	(0.10)

(1)
Adjusted balances reflect the elimination of goodwill amortization of $12,868, $11,223, and $5,171 for the years ended December 31, 2001, 2000, and 1999, respectively, to reflect all periods on a comparable basis.

(2)
The efficiency ratio is defined as noninterest expense excluding Other Real Estate ("ORE") expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

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

Accounting for the allowance for credit losses

        The provision for credit losses charged to operations reflects management's judgment of the adequacy of the allowance for credit losses and is determined through quarterly analytical reviews of the loan portfolio, problem loans and consideration of such other factors as the Company's loan loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values, and current economic conditions, as well as the results of the Company's ongoing credit examination process and that of its regulators. As conditions change, our level of provisioning and allowance for credit losses may change.

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

Dollars in thousands, except for per share amounts	2003	2002	2001
Net income, as reported	$186,677	$183,100	$146,170
Proforma net income	180,260	172,935	138,537
Net income per share, basic, as reported	3.84	3.69	3.05
Proforma net income per share, basic,	3.71	3.49	2.89
Net income per share, diluted, as reported	3.72	3.56	2.96
Proforma net income per share, diluted,	3.59	3.37	2.81
Percentage reduction in net income per share, diluted	3.5%	5.3%	5.1%

        The Black Scholes option-pricing model requires assumptions on expected life of the options that is based upon the pattern of exercise of options granted by the Corporation in the past; volatility based on changes in the price of the Corporation's common stock during the past 10 years, measured monthly; dividend yield and risk-free investment rate. Actual dividend payments will depend upon a number of factors, including future financial results, and may differ substantially from the assumption. The risk-free investment rate is based on the yield on 10-year U.S. Treasury Notes on the grant date.

        The actual value, if any, which a grantee may realize will depend upon the difference between the option exercise price and the market price of the Corporation's common stock on the date of exercise.

        During the latter part of the second quarter of 2003, stock-based compensation performance awards for 2002 were granted to colleagues of the Company. These performance awards for the first time included restricted stock grants with fewer stock options, which reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues. The Company recorded $905,170 in expense for restricted stock awards for 2003 out of the original $7,604,214 grant. This change in the awards resulted in the lower percentage reduction in proforma net income from reported net income in 2003 compared to prior years.

OVERVIEW

        The Corporation is the holding company for the Bank. References to the "Company" mean the Corporation and the Bank together. The financial information presented herein includes the account of the Corporation, its non-bank subsidiaries, the Bank, and the Bank's wholly owned subsidiaries. All material transactions between these entities are eliminated.

        See "Cautionary Statement for Purposes of the 'Safe Harbor' Provision of the Private Securities Litigation Reform Act of 1995," on pages A-34 and A-35 in connection with "forward looking" statements included in this report.

        Over the last three years, the Company's assets, loans, and deposits have grown by 43 percent, 21 percent, and 48 percent, respectively. The growth primarily reflects the successful sales efforts of the Company's colleagues. The growth was augmented however, by the bank acquisition closed by the Company over that same period. The Corporation regularly evaluates, and holds discussions with, various potential acquisition candidates.

        On April 1, 2003, the Corporation acquired Convergent Capital Management LLC, a privately held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms. Combined, these 10 firms manage assets of approximately $8.5 billion as of December 31, 2003. The purchase price was $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt. The acquisition resulted in $25.8 million in customer contract intangibles, which is being amortized over 20 years, and $21.5 million in goodwill.

        On February 28, 2002, the Corporation completed its acquisition of Civic BanCorp ("Civic"). The Corporation paid consideration equal to $123.5 million (including the consideration for stock options), 53.5 percent of which was paid in the Corporation's common stock, and 46.5 percent of which was paid in cash. Civic had total assets, loans, and deposits of $502.8 million, $368.4 million, and $438.5 million, respectively at the date of acquisition. At May 31, 2002, the Bank sold two branches acquired from Civic at a premium which reduced goodwill for the Civic acquisition. The acquisition resulted in the recording of goodwill of $71.2 million and core deposit intangibles of $16.0 million.

        On February 13, 2003, the Corporation issued $225.0 million of 5.125 percent Senior Notes due 2013 in a private placement. A like amount of exchange notes were subsequently registered pursuant to the Securities Act of 1933 in April 2003 and 100 percent of the Senior Notes were exchanged for the registered notes in an exchange offering with the Senior Notes which closed on May 29, 2003.

        On January 22, 2003, the Board of Directors authorized a one-million-share stock buyback program. A total of 750,100 shares were repurchased under this program at an average cost of $42.47 per share, leaving 249,900 shares available for repurchase. No shares were repurchased in the fourth quarter of 2003. On July 15, 2003, the Board of Directors authorized the repurchase of 500,000 additional shares of City National Corporation stock, following completion of the Company's January 22, 2003 buyback initiative. The shares purchased under the buyback programs will be reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. In January 2004, 420,900 shares were repurchased at an average cost of $58.77 per share and in February 2004, 187,300 shares were repurchased at an average cost of $59.96 per share. At February 29, 2004, 141,700 shares were available for repurchase.

        The Corporation paid dividends of $0.97 per share of common stock in 2003 and $0.78 per share of common stock in 2002. On January 21, 2004, the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $0.32 per share to shareholders of record on February 4, 2004 payable on February 17, 2004. This reflects a 14.3 percent increase over the $0.28 paid in November 2003.

HIGHLIGHTS

  •
  Consolidated net income for 2003 was $186.7 million, or $3.72 per diluted common share, compared with $183.1 million, or $3.56 per diluted common share, in 2002. The increase in net income included a 12 percent increase in income before income taxes primarily attributable to a lower provision for credit losses. It also included the impact of a higher income tax rate.

  •
  The provision for credit losses of $29.0 million for 2003 was down 57 percent from $67.0 million for the prior year as a result of improved credit quality.

  •
  Nonaccrual loans for 2003 fell to $42.3 million, a 41 percent decline from December 31, 2002.

  •
  Net loan charge-offs for 2003 were $27.5 million, a decrease of 49 percent from $54.1 million for 2002.

  •
  Average deposits rose during 2003 to $10.0 billion, an increase of 16 percent over $8.6 billion for 2002.

  •
  Average core deposits for 2003 were up 22 percent from 2002.

  •
  Average securities for 2003 were up 51 percent from 2002 due to the significantly higher deposit balances. The average duration of the total available-for-sale securities portfolio at December 31, 2003 was 3.4 years.

  •
  Total assets at December 31, 2003 were $13.0 billion, compared with $11.9 billion at December 31, 2002.

  •
  Total average assets increased to $12.1 billion in 2003 from $10.9 billion in 2002, an increase of $1.2 billion, or 11 percent, primarily due to the higher deposits.

  •
  The return on average assets in 2003 was 1.54 percent, compared with 1.68 percent in 2002 reflecting average assets growing faster than net income. The return on average shareholders' equity declined to 16.27 percent, compared with 17.45 percent for the prior year. The lower return on average shareholders' equity for the year compared with the prior year was due primarily to a higher level of shareholders' equity from retained net income and from the exercise of stock options, net of treasury share repurchases.

  •
  Average loans for all of 2003 were $93.5 million lower than 2002 due to modest loan demand in 2003 and the efforts of the Company to improve credit quality.

  •
  Net interest income on a fully taxable-equivalent basis for 2003 was $529.0 million compared with $530.1 million for 2002.

  •
  Noninterest income rose $30.9 million, or 21 percent, in 2003 over 2002. This increase was, to a significant extent, due to the acquisition of Convergent Capital Management ("CCM") on April 1, 2003.

  •
  The Company's income tax rate increased from 30.1 percent in 2002 to 36.6 percent in 2003, reflecting changes in the mix of tax rates applicable to income before tax and the absence of certain tax benefits recognized in 2002, including benefits related to the Company's real estate investment trusts ("REITs").

OUTLOOK

        Management continues to expect net income per diluted common share for 2004 to be approximately 7 to 9 percent higher than net income per diluted common share for 2003, based on current economic conditions and the business indicators below:

• Average loan growth	6 to 9 percent
• Average deposit growth	6 to 9 percent
• Net interest margin	4.50 to 4.70 percent
• Provision for credit losses	$20 million to $30 million
• Noninterest income growth	6 to 8 percent
• Noninterest expense growth	8 to 10 percent
• Effective tax rate	36 to 38 percent

RESULTS OF OPERATIONS

Operations Summary

        Following is an operations summary on a fully taxable-equivalent basis for each of the last five years ended December 31.

		Increase (Decrease)			Increase (Decrease)
							Year Ended December 31,
Dollars in thousands except per share amounts	Year Ended 2003			Year Ended 2002
		Amount	%		Amount	%	2001	2000	1999
Interest income (1)	$590,078	$(34,426)	(6)	$624,504	$(14,410)	(2)	$638,914	$658,874	$481,113
Interest expense	61,110	(33,334)	(35)	94,444	(96,650)	(51)	191,094	239,772	148,441

Net interest income	528,968	(1,092)	(0)	530,060	82,240	18	447,820	419,102	332,672
Provision for credit losses	29,000	(38,000)	(57)	67,000	32,000	91	35,000	21,500	—
Noninterest income	177,225	30,932	21	146,293	13,909	11	132,384	109,484	87,212
Noninterest expense:
Staff expense	217,494	21,842	11	195,652	25,288	15	170,364	159,782	133,935
Other expense	146,684	10,690	8	135,994	(7,037)	(5)	143,031	134,988	107,868

Total	364,178	32,532	10	331,646	18,251	6	313,395	294,770	241,803
Minority interest expense	4,039	3,094	327	945	945	N/M	—	—	—

Income before income taxes	308,976	32,214	12	276,762	45,898	20	231,809	212,316	178,081
Income taxes	107,946	29,088	37	78,858	6,885	10	71,973	68,070	59,307
Less: adjustments (1)	14,353	(451)	(3)	14,804	1,138	8	13,666	12,586	10,667

Net income	$186,677	$3,577	2	$183,100	$37,875	26	$146,170	$131,660	$108,107

Adjusted net income (2)	$186,677	$3,577	2	$183,100	$24,062	15	$159,038	$142,883	$113,278

Net income per share, diluted	$3.72	$0.16	4	$3.56	$0.60	20	$2.96	$2.72	$2.30

Adjusted net income per share diluted	$3.72	$0.16	11	$3.56	$0.34	9	$3.22	$2.95	$2.41

(1)
Includes amounts to convert nontaxable income to fully taxable-equivalent yield. To compare tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

(2)
Adjusted balances reflect the elimination of goodwill amortization of $12,868, $11,223, and $5,171 for the years ended December 31, 2001, 2000, and 1999, respectively, to reflect all periods on a comparable basis.

Net Interest Income

        Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.

        The following table shows average balances, interest income and yields for the last five years.

Net Interest Income Summary

	2003			2002
Dollars in thousands	Average Balance	Interest income/ expense (1)	Average interest rate	Average Balance	Interest income/ expense (1)	Average interest rate
Assets
Earning assets (2)
Loans:
Commercial	$3,319,328	$173,785	5.24%	$3,580,293	$215,388	6.02%
Real estate mortgage	1,901,491	124,343	6.54	1,831,125	131,404	7.18
Residential first mortgages	1,781,006	107,005	6.01	1,704,571	115,757	6.79
Real estate construction	647,851	33,593	5.19	634,074	35,221	5.55
Installment	79,474	5,971	7.51	72,590	6,335	8.73

Total loans (3)	7,729,150	444,697	5.75	7,822,653	504,105	6.44
Due from banks-interest bearing	66,755	604	0.90	24,588	290	1.18
Securities available-for-sale	2,944,443	140,381	4.77	1,943,910	116,898	6.01
Federal funds sold and securities purchased under resale agreements	386,388	4,185	1.08	171,809	2,759	1.61
Trading account securities	32,298	211	0.65	34,038	452	1.33

Total interest-earning assets	11,159,034	590,078	5.29	9,996,998	624,504	6.25

Allowance for credit losses	(171,082)			(158,939)
Cash and due from banks	436,870			430,085
Other nonearning assets	722,110			623,431

Total assets	$12,146,932			$10,891,575

Liabilities and Shareholder's Equity
Interest-bearing deposits:
Interest checking accounts	$652,238	1,218	0.19	$616,158	1,546	0.25
Money market accounts	3,205,041	26,078	0.81	2,517,341	34,161	1.36
Savings deposits	285,584	614	0.21	225,217	2,016	0.90
Time deposits—under $100,000	209,520	3,521	1.68	226,042	5,368	2.37
Time deposits—$100,000 and over	1,003,012	14,377	1.43	1,239,576	27,621	2.23

Total interest—bearing deposits	5,355,395	45,808	0.86	4,824,334	70,712	1.47
Federal funds purchased and securities sold under repurchase agreements	147,883	1,538	1.04	199,110	3,033	1.52
Other borrowings	645,578	13,764	2.13	879,145	20,699	2.35

Total interest—bearing liabilities	6,148,856	61,110	0.99	5,902,589	94,444	1.60

Noninterest—bearing deposits	4,689,872			3,815,212
Other liabilities	160,727			124,381
Shareholders' equity	1,147,477			1,049,393

Total liabilities and shareholders' equity	$12,146,932			$10,891,575

Net interest spread			4.29%			4.65%
Fully taxable equivalent net interest income		$528,968			$530,060

Net interest margin			4.74%			5.30%

(1)
Fully taxable-equivalent basis. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

(2)
Includes average nonaccrual loans of $66,675, $58,707, $45,167, $40,431, and $22,676 for 2003, 2002, 2001, 2000, and 1999, respectively.

(3)
Loan income includes loan fees of $22,573, $24,762, $22,753, $20,351, and $17,662 for 2003, 2002, 2001, 2000, and 1999, respectively.

2001			2000			1999
Average Balance	Interest income/ expense (1)	Average interest rate	Average Balance	Interest income/ expense (1)	Average interest rate	Average Balance	Interest income/ expense (1)	Average interest rate
$3,127,252	$246,332	7.88%	$3,189,457	$294,598	9.24%	$2,560,701	$219,460	8.57%
1,582,853	130,268	8.23	1,336,443	123,444	9.24	851,396	75,956	8.92
1,417,443	102,036	7.20	1,235,106	89,973	7.28	1,069,522	77,330	7.23
513,184	38,676	7.54	409,281	42,362	10.35	288,084	27,496	9.54
72,583	6,844	9.43	66,047	6,118	9.26	52,551	5,208	9.91

6,713,315	524,156	7.81	6,236,334	556,495	8.92	4,822,254	405,450	8.41
18,707	436	2.33	3,826	12	0.31	281	1	0.36
1,637,321	109,070	6.66	1,347,145	95,938	7.12	1,050,716	70,205	6.68
107,247	3,298	3.08	46,298	2,809	6.07	44,637	2,381	5.33
43,652	1,954	4.48	65,281	3,620	5.55	67,130	3,076	4.58

8,520,242	638,914	7.50	7,698,884	658,874	8.56	5,985,018	481,113	8.04

(136,981)			(139,701)			(139,973)
399,978			341,947			295,432
545,273			524,999			348,357

$9,328,512			$8,426,129			$6,488,834

$554,641	2,114	0.38	$540,765	2,780	0.51	$411,350	2,065	0.50
1,552,404	44,162	2.84	1,317,186	47,404	3.60	989,888	29,385	2.97
247,280	7,064	2.86	237,024	10,040	4.24	200,579	7,547	3.76
245,350	11,397	4.65	260,115	14,770	5.68	202,387	9,658	4.77
1,469,874	68,513	4.66	1,377,406	80,733	5.86	928,692	44,559	4.80

4,069,549	133,250	3.27	3,732,496	155,727	4.17	2,732,896	93,214	3.41
326,889	13,218	4.04	264,013	16,269	6.16	232,350	11,019	4.74
990,779	44,626	4.50	1,047,622	67,776	6.47	818,809	44,208	5.40

5,387,217	191,094	3.55	5,044,131	239,772	4.75	3,784,055	148,441	3.92

2,998,435			2,602,350			2,076,904
117,516			112,030			63,784
825,344			667,618			564,091

$9,328,512			$8,426,129			$6,488,834

		3.95%			3.81%			4.12%
	$447,820			$419,102			$332,672

		5.26%			5.44%			5.56%

        Taxable-equivalent net interest income totaled $529.0 million in 2003, compared with $530.1 million for 2002. The decrease in net interest income was due to lower interest rates and lower commercial loan balances. Included in 2003 was $31.5 million from the receipt of net settlements of interest rate risk management instruments compared to $32.2 million in 2002. Interest income recovered on nonaccrual and charged-off loans included above was $2.7 million in 2003, compared with $2.3 million for 2002.

        The fully taxable-equivalent net interest margin in 2003 was 4.74 percent, compared with 5.30 percent for 2002. The decrease is due to lower yields on interest-earning assets.

        Net interest income is impacted by the volume, mix, and rate of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income between 2003 and 2002 as well as between 2002 and 2001 broken down between volume and rate.

Changes in Net Interest Income

	2003 vs 2002			2002 vs 2001
	Increase (decrease) due to			Increase (decrease) due to
Dollars in thousands— fully taxable equivlent basis			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Loans	$(5,963)	$(53,445)	$(59,408)	$79,500	$(99,551)	$(20,051)
Due from banks-interest bearing	397	(83)	314	111	(257)	(146)
Securities available-for-sale	52,513	(29,030)	23,483	19,138	(11,310)	7,828
Trading account securities	(194)	(47)	(241)	(358)	(1,144)	(1,502)
Federal funds sold and securities purchased under resale agreements	2,570	(1,144)	1,426	1,459	(1,998)	(539)

Total interest-earning assets	49,323	(83,749)	(34,426)	99,850	(114,260)	(14,410)

Interest paid on:
Interest checking	81	(409)	$(328)	214	(782)	(568)
Money market deposits	7,905	(15,988)	(8,083)	19,555	(29,556)	(10,001)
Savings deposits	442	(1,844)	(1,402)	(581)	(4,467)	(5,048)
Other time deposits	(5,061)	(10,030)	(15,091)	(10,304)	(36,617)	(46,921)
Other borrowings	(5,756)	(2,674)	(8,430)	(9,107)	(25,005)	(34,112)

Total interest-bearing liabilities	(2,389)	(30,945)	(33,334)	(223)	(96,427)	(96,650)

	$51,712	$(52,804)	$(1,092)	$100,073	$(17,833)	$82,240

        Average loans for 2003 were $7,729.2 million, $93.5 million or 1.0 percent lower than 2002 due to modest loan demand and the efforts of the Company to improve credit quality. Compared with 2002 averages, commercial loans decreased 7.3 percent to $3,319.3 million; residential first mortgage loans rose 4.5 percent to $1,781.0 million, real estate mortgage loans rose 3.8 percent to $1,901.5 million; and real estate construction loans rose 2.2 percent to $647.9 million.

        Average securities available-for-sale were $2,944.4 million, an increase of $1,000.5 million, or 51.5 percent, between 2002 and 2003 as deposit growth exceeded loan demand.

        Total average core deposits rose to $9,042.3 million, an increase of 22.2 percent over 2002. Average core deposits represented 90.0 percent of the total average deposit base for the year. Average interest-bearing core deposits increased to $4,352.4 million in 2003 from $3,584.8 million in 2002, an increase of $767.6 million, or 21.4 percent. Average noninterest-bearing deposits increased to $4,689.9 million in 2003 from $3,815.2 million in 2002, an increase of $874.7 million, or 22.9 percent. New clients and higher existing client balances maintained as deposits to pay for services contributed to the growth of deposits. Average time deposits in denominations of $100,000 or more decreased $236.6 million, or 19.1 percent, between 2002 and 2003.

        For 2002, taxable-equivalent net interest income totaled $530.1 million, an increase of $82.3 million, or 18.4 percent, from 2001. The increase in net interest income was due to strong average loan and average core deposit growth. Included in 2002 was $32.2 million from the receipt to net settlements of interest rate risk management instruments compared to $15.0 million in 2001. Also, interest income recovered on nonaccrual and charged-off loans included above was $2.3 million in 2002, compared with $4.3 million for 2001.

        Average loans rose to $7,822.7 million in 2002, an increase of 16.5 percent over the prior year. The year-over-year growth in average loans was driven primarily by increases in commercial, real estate mortgage, residential first mortgage, and construction loans. Compared with prior-year averages, commercial loans rose 14.5 percent to $3,580.3 million from $3,127.3 million; real estate mortgage loans rose 15.7 percent to $1,831.1 million from $1,582.9 million; residential first mortgage loans rose 20.3 percent to $1,704.6 million from $1,417.4 million; and construction loans rose 23.6 percent to $634.1 million from $513.2 million.

        Average securities available-for-sale were $1,943.9 million, an increase of $306.6 million, or 18.7 percent, between 2001 and 2002 as deposit growth exceeded increased loan demand.

        Total average core deposits rose to $7,400.0 million in 2002, an increase of 32.2 percent over 2001. Average core deposits represented 85.7 percent of the total average deposit base for 2002. Average interest-bearing core deposits increased to $3,584.8 million in 2002 from $2,599.7 million in 2001, an increase of $985.1 million, or 37.9 percent. Average noninterest-bearing deposits increased to $3,815.2 million in 2002 from $2,998.4 million in 2001, an increase of $816.8 million, or 27.2 percent. New clients, the acquisition of Civic and higher existing client balances maintained as deposits to pay for services contributed to the growth of deposits. Average time deposits in denominations of $100,000 or more decreased $230.3 million or, 15.7 percent, between 2001 and 2002.

Provision for Credit Losses

        The provision for credit losses primarily reflects the levels of net loan charge-offs and nonaccrual loans, changes in the economic environment during the period, as well as management's ongoing assessment of the credit quality and growth of the loan portfolio. In 2003, 2002 and 2001, net charge-offs totaled $27.5 million, $54.1 million and $27.6 million, respectively. In each of these years, nonaccrual loans at year-end totaled $42.3 million, $71.4 million and $38.6 million, respectively.

        The Company recorded provisions for credit losses of $29.0 million in 2003, $67.0 million in 2002, and $35.0 million in 2001. See " —Balance Sheet Analysis—Asset Quality—Allowance for Credit Losses."

Noninterest Income

        The Company continues to emphasize fee income growth. Noninterest income in 2003 totaled $177.2 million, an increase of $30.9 million, or 21.1 percent, from 2002, which increased $13.9 million, or 10.5 percent, from 2001. Noninterest income represented 25.6 percent of total revenues in 2003, compared with 22.1 percent and 23.4 percent in 2002 and 2001, respectively.

        A breakdown of noninterest income by category is reflected below.

Analysis of Changes in Noninterest Income

		Increase (Decrease)			Increase (Decrease)
Dollars in millions
	2003	Amount	%	2002	Amount	%	2001
Trust and investment fee revenue	$83.7	$22.4	36.5	$61.3	$2.7	4.6	$58.6
Cash mangement and deposit transaction charges	42.7	2.0	4.9	40.7	9.8	31.7	30.9
International services	19.3	1.0	5.5	18.3	3.3	22.0	15.0
Bank owned life insurance	3.0	0.1	3.4	2.9	—	—	2.9
All other income	25.4	3.7	17.1	21.7	1.4	6.9	20.3

Total core	174.1	29.2	20.2	144.9	17.2	13.5	127.7
Gain (loss) on sale or writedown of loans and assets/debt repurchase	0.1	1.7	106.3	(1.6)	(3.0)	(214.3)	1.4
Gain on sale of securities	3.0	—	—	3.0	(0.3)	(9.1)	3.3

Total	$177.2	$30.9	21.1	$146.3	$13.9	10.5	$132.4

        Trust and investment services income, which includes trust fees, commissions and mark-ups on securities transactions with clients, and fees on mutual funds, increased in 2003, compared with 2002, by $22.4 million, or 36.5 percent. The acquisition of CCM which closed on April 1, 2003, new business aided by strong relative investment performance, and higher market values contributed to the increase. Trust and investment fee revenue increased by $2.7 million, or 4.6 percent from 2001 to 2002. At December 31, 2003, the Company had $28.8 billion in assets under management or administration, which included $13.6 billion in assets under management, compared with $19.5 billion and $7.4 billion, respectively, at December 31, 2002. The increase in assets under management in 2003 is primarily attributable to the acquisition of CCM.

        Cash management and deposit transaction fees increased $2.0 million, or 4.9 percent, in 2003, compared with a 31.7 percent increase in 2002. The increases in both 2003 and 2002 were the result of strong growth in deposits, higher sales of cash management products, and the impact of a reduction in the earnings credit on analyzed deposit accounts for clients who chose to pay fees rather than increase deposit balances to pay for services. This reduction had a more significant impact in 2002 than in 2003.

        International services fee income for 2003 increased $1.0 million, or 5.5 percent, over 2002, compared with a 22.0 percent increase in 2002. The increase in 2003 is primarily due to higher foreign exchange income while trade-finance revenue was down from 2002. For 2002, international services fee income of $18.3 million increased $3.3 million, or 22.0 percent, over 2001 partially due to additional entertainment and middle-market commercial international business.

        Other income increased $3.7 million in 2003 over 2002, or 17.1 percent, partially from $1.0 million of higher participating mortgage loan ("PML") fees and $1.2 million of fees received from the sale of certain merchant credit card business. Other income increased $1.4 million in 2002 over 2001, or 6.9 percent, primarily from interest on loans available-for-sale.

        Gain (loss) on the sale or writedown of loans and assets/debt repurchase for 2003 included a gain of $0.1 million relating to the sales of other assets. In 2002, $5.1 million related to loss on sale or writedown of loans classified as available-for-sale and $3.5 million in gains relating to sales of other assets. In 2001, $0.6 million related to gains on sale of assets and $0.8 million related to gain on early retirement of debt.

        Gains on the sale of securities available-for-sale for both 2003 and 2002 totaled $3.0 million and in 2001 totaled $3.3 million.

Noninterest Expense

        Noninterest expense was $364.2 million in 2003, an increase of $32.6 million, or 9.8 percent, from 2002, which increased $18.2 million, or 5.8 percent, from 2001. Expenses in 2003 grew primarily because of the acquisition of CCM, the issuance of restricted stock awards to colleagues in the second quarter of 2003, and to a lesser extent, the Company's expansion, primarily into New York and new California regional centers in Walnut Creek and Palo Alto. If the amortization of goodwill is excluded from 2001(a non GAAP measure which management feels is important to analyze trends in noninterest expense), noninterest expense in 2002 increased 10.3 percent reflecting the acquisition costs of both Civic and the new banking office in New York City, as well as the addition of new colleagues, most notably in private banking and wealth management. A breakdown of noninterest expense by category is reflected below.

Analysis of Changes in Noninterest Expense

		Increase (Decrease)			Increase (Decrease)
Dollars in millions
	2003	Amount	%	2002	Amount	%	2001
Salaries and employee benefits	$217.5	$21.8	11.1	$195.7	$25.3	14.8	$170.4

All Other:
Net occupancy of premises	31.4	3.8	13.8	27.6	1.2	4.5	26.4
Professional	27.2	2.6	10.6	24.6	—	—	24.6
Information services	18.0	(0.2)	(1.1)	18.2	1.6	9.6	16.6
Marketing and advertising	13.2	0.1	0.8	13.1	1.0	8.3	12.1
Depreciation	12.8	(0.4)	(3.0)	13.2	(0.5)	(3.6)	13.7
Office services	10.0	0.2	2.0	9.8	0.4	4.3	9.4
Amortization of intangibles	9.2	1.7	22.7	7.5	1.9	33.9	5.6
Equipment	2.4	(0.1)	(4.0)	2.5	0.3	13.6	2.2
Amortization of goodwill	—	—	N/M	—	(12.9)	(100.0)	12.9
Other operating	22.5	3.1	16.0	19.4	(0.1)	(0.5)	19.5

Total all other	146.7	10.8	7.9	135.9	(7.1)	(5.0)	143.0

Total	$364.2	$32.6	9.8	$331.6	$18.2	5.8	$313.4

        Salaries and employee benefit expense increased 11.1 percent in 2003 compared with a 14.8 percent increase in 2002. On a full-time equivalent basis, staff levels have increased to 2,348 at December 31, 2003 from 2,250 at December 31, 2002 and 2,084 at December 31, 2001. As described in "Note 1 of Notes to Consolidated Financial Statements" and "Critical Accounting Policies", the Company applies APB Opinion No. 25 in accounting for its stock options plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. However, in 2003, stock-based compensation performance awards for 2002 for the first time included restricted stock grants. The Company recorded $905,170 in expense for restricted stock awards for 2003 out of the original $7,604,214 grant.

        The remaining expense categories increased $10.8 million, or 7.9 percent, between 2002 and 2003. Increases resulted from the Company's growth, including expenses resulting from the acquisition costs of CCM, and to a lesser extent, the expansion of the new banking office in New York City. The remaining expense categories decreased $7.1 million, or 5.0 percent, between 2001 and 2002. Other expense increases in 2002 also resulted from the Company's growth, including expenses resulting from the acquisition costs of both Civic and the banking office in New York City, which partially offset the decrease from the elimination of the amortization of goodwill.

Income Taxes

        The 2003 effective tax rate was 36.6 percent, compared with 30.1 percent for 2002 and 33.0 percent for 2001. The higher effective tax rate for 2003 reflects changes in the mix of tax rates applicable to income before tax and the absence of certain tax benefits recognized in 2002, including benefits related to the Company's two previously disclosed REITs. In the fourth quarter of 2003, the Company reversed the net state tax benefits recorded in the first three quarters of the year and reflected no such benefits in the fourth quarter related to its REITs in accordance with accounting principles generally accepted in the United States of America.

        On December 31, 2003, the California Franchise Tax Board announced its position that certain transactions related to REITs and regulated investment companies ("RICs") will be disallowed pursuant to California Senate Bill 614 and Assembly Bill 1601. The Company created its two REITs (one of which was previously formed as a RIC in 2000) to raise capital for the Bank. No tax benefits relating to these transactions will be recorded in 2004. The Company believes it is appropriately reserved for the benefits recognized in the three prior years. The Company and its advisors believe that the Company's position has merit and the Company will pursue its claims and defend its use of these entities and transactions.

        The lower effective tax rate in 2002 compared to 2001 reflects the discontinuation of goodwill amortization in 2002, a $1.6 million benefit from a change in state tax law concerning the tax treatment of loan loss reserves, and the realization of a capital loss resulting from the issuance and subsequent sale of an additional series of preferred stock by one of the Company's REITs.

        The effective rates during all periods differed from the applicable statutory federal tax rate due to various factors, including state taxes, tax benefits from investments in affordable housing partnerships, tax-exempt income, including interest on bank-owned life insurance, and amortization of nondeductible goodwill, the latter in 2001 only.

        The Company's tax returns are open for audits by the Internal Revenue Service back to 1998 and by the Franchise Tax Board of the State of California back to 1996. From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions. When, and if, such differences occur and the related tax effects become probable and estimable, such amounts will be recognized.

BALANCE SHEET ANALYSIS

Capital

        At December 31, 2003, the Corporation's and the Bank's Tier 1 capital, which is comprised of common shareholders' equity as modified by certain regulatory adjustments, amounted to $930.9 million and $986.7 million, respectively. At December 31, 2002, the Corporation's and the Bank's Tier 1 capital amounted to $833.5 million and $797.5 million, respectively. The increase from December 31, 2002 resulted from 2003 earnings and the exercise of stock options, offset by dividends paid and amounts related to shares repurchased. See "—Overview."

        The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 2003, 2002, and 2001.

			December 31,
	Regulatory Well Capitalized Standards
			2003	2002	2001
City National Corporation
Tier 1 leverage	N/A	%	7.48%	7.55%	7.26%
Tier 1 risk-based capital	6.00		10.81	9.87	9.32
Total risk-based capital	10.00		14.86	14.26	14.08
City National Bank
Tier 1 leverage	5.00%		8.01%	7.24%	6.59%
Tier 1 risk-based capital	6.00		11.51	9.46	8.48
Total risk-based capital	10.00		15.58	13.85	13.28

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

        The Company's core deposit base in recent years provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds has, along with shareholders' equity, provided 84 percent and 78 percent of funding for average total assets in 2003 and 2002, respectively.

        A significant portion of remaining funding of average total assets is provided by short-term federal fund purchases and sales of securities under repurchase agreements. This funding source, on average, totaled $147.9 million and $199.1 million in 2003 and 2002, respectively. Additionally, the Company decreased its funding from other borrowings, primarily Federal Home Loan Bank advances, to $645.6 million on average in 2003 from $879.1 million in 2002.

        Liquidity is also provided by assets such as federal funds sold, securities purchased under resale agreements, and trading account securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $418.7 million during 2003 compared with $205.8 million in 2002. Liquidity is also provided by the portfolio of securities available-for-sale, which totaled $3,365.7 million and $2,226.7 million at December 31, 2003 and 2002, respectively.

        The unpledged portion of securities available-for-sale at December 31, 2003 totaled $2,961.8 million and could be sold or made available as collateral for borrowing. Maturing loans also provide liquidity, and $2,848.2 million, or 36.1 percent, of the Company's loans are scheduled to mature in 2004.

Asset/Liability Management

        The principal objective of asset/liability management is to maximize net interest income subject to margin volatility and liquidity constraints. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company's liabilities. Management chooses asset/liability strategies that promote stable earnings and reliable funding. Interest-rate risk and funding positions are kept within limits established by the Board of Directors to ensure that risk taking is not excessive and that liquidity is properly managed.

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

        Net Interest Income Simulation:    The Company's net interest margin is affected by the level of interest rates and by the shape of the yield curve. The yield curve depicts market interest rates as a function of maturity. The Company has a large portfolio of rate sensitive commercial loans that are funded in part by rate stable core deposits. As a result, the Company is naturally asset sensitive; net interest margin increases when interest rates are increasing and decreases when rates are declining. The Company uses a simulation model to estimate the severity of this risk and to develop mitigation strategies. It captures the dynamic nature of the balance sheet by anticipating probable on-balance sheet and off-balance sheet responses to different interest rate scenarios over the course of twelve and twenty-four month forecasting horizons. The interest rate scenarios ramp up or down substantially from then current levels. The magnitude of change is determined from historical volatility analysis. Model assumptions are updated periodically and are reviewed by the Asset/Liability Management Committee ("ALCO"). The Board of Directors has adopted limits within which interest rate exposure must be contained. Within these broader limits, ALCO sets management guidelines to further contain interest rate risk exposure.

        During 2003, the Company maintained a moderate asset-sensitive interest rate position. Based on the balance sheet at December 31, 2003, the Company's net interest income simulation model indicates that net interest income would not be substantially adversely impacted by changes in interest rates. Assuming a static balance sheet, a gradual 100 basis point decline in interest rates over a twelve-month horizon would result in a decrease in projected net interest income of approximately 3.2 percent. The 3.2 percent at-risk amount is up slightly from the 2.7 percent at risk amount a year earlier. (Note: The 100 basis point decline could cause some rates to be negative. We assume that rates may fall to zero but no further). A gradual 100 basis point increase in interest rates over the next 12-month period would result in an increase in projected net interest income of approximately 2.5 percent compared to 2.8 percent from a year earlier. Exposure remains within ALCO guidelines. The Company continues to use a variety of tools to manage its asset sensitivity.

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

        The model indicates that PVE is somewhat vulnerable to a sudden and substantial increase in interest rates. As of December 31, 2003, a two-percentage point increase in interest rates results in a 7.0 percent decline in PVE. This compares to a 2.6 percent decline a year earlier. The higher sensitivity is due to the increase of medium-term fixed income investments funded by core deposit growth. These deposits are assumed to have a relatively short maturity. PVE improves only slightly as rates decrease due to their very low starting levels.

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

        The following table presents in tabular form information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related average interest rates by expected re-pricing or maturity dates and fair values as of December 31, 2003 and December 31, 2002. Expected re-pricing or maturities of assets are contractual. Interest-bearing demand and savings deposits are included in the earliest maturity category, even though withdrawal of these balances is not contractually required and may not actually occur during that period. Average interest rates on variable rate instruments are based upon the Company's interest rate forecast. Actual re-pricing or maturities of interest-sensitive assets and liabilities could vary substantially from expectations if different assumptions are used or if actual experience differs from the assumptions used.

Interest-Sensitive Financial Instrument Maturities
December 31, 2003

Dollars in millions	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Interest-sensitive assets:
Available-for-sale securities	$609.0	$587.4	$686.1	$517.0	$199.0	$767.2	$3,365.7	$3,365.7
Average interest rate	4.75%	4.66%	4.53%	4.31%	4.71%	5.06%	4.68%
Loans
Commercial	2,485.8	288.2	142.9	53.4	49.1	203.0	3,222.4	3,115.4
Average interest rate	4.44%	4.19%	4.69%	5.58%	5.25%	4.58%	4.47%
Real estate mortgage	1,181.7	57.9	47.6	78.9	96.9	539.2	2,002.2	2,002.3
Average interest rate	5.07%	7.00%	7.34%	7.46%	6.63%	7.15%	5.90%
Residential first mortgage	302.9	139.6	124.2	149.4	178.4	1,043.5	1,938.0	1,923.3
Average interest rate	5.30%	5.19%	5.12%	5.01%	4.77%	5.53%	5.33%
Real estate construction	634.0	1.5	0.8	0.6	0.7	—	637.6	625.1
Average interest rate	4.20%	11.42%	9.79%	7.55%	7.55%	7.36%	4.25%
Installment	13.7	7.5	6.4	4.5	4.2	46.2	82.5	73.1
Average interest rate	10.69%	7.08%	6.59%	6.42%	6.09%	6.08%	7.10%

Total loans	4,618.1	494.7	321.9	286.8	329.3	1,831.9	7,882.7	7,739.2

Total interest-sensitive assets	$5,227.1	$1,082.1	$1,008.0	$803.8	$528.3	$2,599.1	$11,248.4	$11,104.9

Interest-sensitive liabilities:
Deposits
Interest checking	$840.7	$—	$—	$—	$—	$—	$840.7	$840.7
Average interest rate	0.25%						0.25%
Savings	208.7	—	—	—	—	—	208.7	208.7
Average interest rate	0.23%						0.23%
Money market	3,261.0	—	—	—	—	—	3,261.0	3,261.0
Average interest rate	0.57%						0.57%
Time	1,032.5	61.9	9.5	26.9	8.9	0.3	1,140.0	1,142.6
Average interest rate	0.92%	3.59%	3.08%	4.27%	3.07%	4.42%	1.18%

Total deposits	5,342.9	61.9	9.5	26.9	8.9	0.3	5,450.4	5,453.0
Total borrowings	703.1	—	—	—	—	—	703.1	729.7
Average interest rate	1.22%						1.22%

Total interest-sensitive liabilities	$6,046.0	$61.9	$9.5	$26.9	$8.9	$0.3	$6,153.5	$6,182.7

Interest-Sensitive Financial Instrument Maturities
December 31, 2002

Dollars in millions	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Interest-sensitive assets:
Available-for-sale securities	$236.9	$251.7	$287.4	$269.1	$186.2	$995.4	$2,226.7	$2,226.7
Average interest rate	5.78%	5.23%	5.96%	5.08%	4.97%	5.99%	5.66%
Loans
Commercial	2,757.7	252.5	247.5	78.0	45.2	228.2	3,609.1	3,514.3
Average interest rate	4.90%	4.69%	4.53%	6.29%	6.04%	4.97%	4.91%
Real estate mortgage	1,151.1	69.8	53.6	51.6	83.7	524.6	1,934.4	1,977.4
Average interest rate	5.75%	7.90%	7.81%	7.84%	7.75%	7.58%	6.52%
Residential first mortgage	147.7	74.5	67.0	51.0	42.6	1,356.1	1,738.9	1,745.5
Average interest rate	6.26%	6.21%	6.26%	6.31%	6.35%	6.41%	6.38%
Real estate construction	636.4	1.6	0.5	0.5	0.5	1.4	640.9	632.0
Average interest rate	4.57%	8.38%	7.45%	7.58%	7.68%	7.68%	4.61%
Installment	11.0	9.0	7.1	6.0	6.5	36.6	76.2	72.1
Average interest rate	8.52%	7.86%	7.68%	7.27%	6.74%	7.23%	7.54%

Total loans	4,703.9	407.4	375.7	187.1	178.5	2,146.9	7,999.5	7,941.3

Total interest-sensitive assets	$4,940.8	$659.1	$663.1	$456.2	$364.7	$3,142.3	$10,226.2	$10,168.0

Interest-sensitive liabilities:
Deposits
Interest checking	$692.3	$—	$—	$—	$—	$—	$692.3	$692.3
Average interest rate	0.25%						0.25%
Savings	198.3	—	—	—	—	—	198.3	198.3
Average interest rate	0.19%						0.19%
Money market	2,929.5	—	—	—	—	—	2,929.5	2,929.5
Average interest rate	1.24%						1.24%
Time	1,148.9	26.6	49.7	4.4	25.2	0.6	1,255.4	1,260.9
Average interest rate	1.57%	2.74%	4.14%	4.27%	4.45%	4.74%	1.76%

Total deposits	4,969.0	26.6	49.7	4.4	25.2	0.6	5,075.5	5,081.0
Total borrowings	749.3	15.0	—	—	—	—	764.3	776.3
Average interest rate	1.59%	5.24%					1.66%

Total interest-sensitive liabilities	$5,718.3	$41.6	$49.7	$4.4	$25.2	$0.6	$5,839.8	$5,857.3

        The use of "plain vanilla" interest rate swaps to manage interest rate exposure as hedges of financial instruments results in the difference between fixed and floating rates paid or received being added to or reducing net interest income on an earned basis within a reporting period.

        The use of interest rate swaps involves the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts potentially subject to credit and market risk are much smaller. At December 31, 2003, the Company's interest rate swaps were entered into as a hedge of the variability in interest cash flows generated from LIBOR based loans due to fluctuations in the LIBOR index or to convert fixed rate deposits and borrowings into floating rate liabilities. On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivatives and Hedging Activities", as amended. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

        As of December 31, 2003, the Company had $1,100.9 million notional amount of interest rate swaps, of which $600.9 million were fair value hedges and $500.0 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $34.9 million. The positive mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $7.2 million, before taxes of $3.0 million.

        Amounts to be paid or received on the cash flow hedge interest rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $9.9 million that were reclassified into net interest income during 2003. Comprehensive income expected to be reclassified into net interest income within the next 12 months is $7.0 million.

        As of December 31, 2002, the Company had $806.4 million notional amount of interest rate swaps, of which $381.4 million were fair value hedges and $425.0 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $45.1 million. In addition, deposits and borrowings included $0.3 million and comprehensive income included $0.8 million, before taxes of $0.4 million relating to interest rate swaps terminated with positive benefit during 2001. These amounts are being amortized into income over the designated hedged period. The positive mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $11.6 million, before taxes of $4.9 million.

        The Company has not entered into transactions involving any other more sophisticated interest rate derivative financial instruments, such as interest rate floors, caps, and interest rate futures contracts. The Company could consider using such financial instruments in the future if they offered a significant financial advantage over interest rate swaps.

        The table below shows the notional amounts of the Company's interest rate swap maturities and average rates at December 31, 2003 and December 31, 2002. Average interest rates on variable rate instruments are based upon the Company's interest rate forecast.

Interest Rate Swap Maturities and Average Rates
December 31, 2003

Notional Amounts in millions	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Notional Amount	$310.0	$235.0	$65.0	$—	$115.9	$375.0	$1,100.9	$42.1(1)
Weighted Average rate received	2.74%	3.76%	3.09%	—%	6.63%	4.85%	4.11%
Weighted Average rate paid	1.13%	1.13%	1.13%	—%	1.11%	1.18%	1.14%

Interest Rate Swap Maturities and Average Rates
December 31, 2002

Notional Amounts in millions	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Notional Amount	$130.0	$185.0	$210.0	$15.0	$—	$266.4	$806.4	$56.7(1)
Weighted Average rate received	4.62%	3.59%	3.95%	4.74%	—%	6.03%	4.68%
Weighted Average rate paid	1.39%	1.45%	1.39%	1.42%	—%	1.64%	1.49%

(1)
Estimated net gain to settle derivative contracts.

        At December 31, 2003, the Company's outstanding foreign exchange contracts for both those purchased as well as sold totaled $63.9 million. The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. The Company's policies also permit limited proprietary currency positioning within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. All foreign exchange contracts outstanding at December 31, 2003 had remaining maturities of twelve months or less and the mark-to-market included in other assets totaled $0.3 million.

Securities

        At December 31, 2003, the securities available-for-sale portfolio had an unrealized net gain of $15.0 million, comprised of $39.2 million of unrealized gains and $24.2 million of unrealized losses. At December 31, 2002, the securities available-for-sale portfolio had an unrealized net gain of $57.2 million, comprised of $70.2 million of unrealized gains and $13.0 million of unrealized losses. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a valuation allowance that is a component of other comprehensive income.

        Comparative period end security portfolio balances are presented below:

Securities Available-for-Sale

	December 31, 2003		December 31, 2002
Dollars in thousands
	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$345,725	$348,468	$317,183	$324,223
Mortgage-backed	2,561,977	2,561,997	1,448,673	1,491,489
State and Municipal	255,354	268,041	224,013	236,591
Other	—	—	5,451	4,600

Total debt securities	3,163,056	3,178,506	1,995,320	2,056,903
Marketable equity securities	187,576	187,148	174,124	169,753

Total securities	$3,350,632	$3,365,654	$2,169,444	$2,226,656

        At December 31, 2003, the fair value of securities available-for-sale totaled $3,365.7 million, an increase of $1,139.0 million, or 51.2 percent from December 31, 2002. The increase was due to deposit growth exceeding increased loan demand. The average duration of total available-for-sale securities at December 31, 2003 was 3.4 years compared with 2.1 years at December 31, 2002.

        The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio at December 31, 2003. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments. Remaining maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Available-for-Sale Securities

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agency	$26,036	4.07	$321,372	3.25	$1,060	6.17	$—	—	$348,468	3.32
Mortgage-backed	—	—	—	—	269,479	4.01	2,292,518	4.58	2,561,997	4.52
State and Municipal	5,730	6.92	112,786	6.66	96,296	6.38	53,229	6.08	268,041	6.44

Total debt securities	$31,766	4.58	$434,158	4.14	$366,835	4.64	$2,345,747	4.61	$3,178,506	4.56

Amortized cost	$31,067		$425,021		$360,828		$2,346,140		$3,163,056

        Dividend income included in interest income on securities available-for-sale in the consolidated statement of income and comprehensive income was $7.9 million and $9.7 million for 2003 and 2002, respectively.

Loan Portfolio

        Total loans were $7,882.7 million, $7,999.5 million, and $7,159.2 million at December 31, 2003, 2002, and 2001, respectively.

        Total loans decreased $116.7 million during 2003 due to modest commercial loan demand. Real estate mortgages grew $67.8 million and residential first mortgage loans grew $199.1 million while commercial loans decreased $386.6 million and construction loans decreased $3.3 million.

        Total loans increased $840.3 million in 2002. Commercial loans grew $361.7 million, real estate mortgage loans grew $266.3 million, residential first mortgage loans grew $151.6 million and real estate construction loans increased by $54.8 million.

        The following table shows the Company's consolidated loans by type of loan and their percentage distribution:

Loan Portfolio

	December 31,
Dollars in thousands
	2003	2002	2001	2000	1999
Commercial	$3,222,444	$3,609,053	$3,247,320	$3,248,253	$2,870,438
Real estate mortgage	2,002,229	1,934,409	1,668,114	1,479,862	1,042,123
Residential first mortgage	1,937,979	1,738,909	1,587,303	1,273,711	1,173,334
Real estate construction	637,595	640,861	586,066	452,301	344,870
Installment loans	82,495	76,238	70,403	73,018	59,904

Total loans	$7,882,742	$7,999,470	$7,159,206	$6,527,145	$5,490,669

Commercial	40.9%	45.1%	45.3%	49.8%	52.2%
Real estate mortgage	25.4	24.2	23.3	22.7	19.0
Residential first mortgage	24.6	21.7	22.2	19.5	21.4
Real estate construction	8.1	8.0	8.2	6.9	6.3
Installment loans	1.0	1.0	1.0	1.1	1.1

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

        The Company's loan portfolio consists primarily of loans for business and real estate purposes. Loans are generally made on the basis of a cash flow repayment source as the first priority, and collateral is generally a secondary source for loan qualification. Although the legal lending limit for any one borrowing relationship can amount to $209.0 million at December 31, 2003, the Bank has established "house limits" for individual borrowings. These limits vary by risk rating. The highest amount that can be extended to any one borrowing relationship without the approval of the Bank's Audit Committee in 2003 was $30.0 million with the exception of select real estate commercial relationships which have higher specific limits not exceeding $65.0 million. At December 31, 2003, there were 20 relationships with commitments greater than $30.0 million. Of the 20 relationships, 8 had outstanding balances greater than $30.0 million, with the largest outstanding being a $100.6 million relationship with an investment-grade borrower who is involved in the aircraft leasing business.

        At December 31, 2003, the Company's loan portfolio included approximately $964.0 million in credits to borrowers located in Northern California including approximately $496.0 million of loans managed in Northern California offices.

Commercial

        Commercial loans were $3,222.4 million at December 31, 2003, representing 40.9 percent of the loan portfolio compared with $3,609.1 million, or 45.1 percent of the loan portfolio, at December 31, 2002. The average outstanding individual note balance in the commercial loan portfolio at December 31, 2003 was $415,000. See "—Results of Operations—Net Interest Income."

        Following is a breakdown of commercial loans to businesses engaged in the industries listed.

Commercial Loans By Industry

	December 31,
Dollars in thousands
	2003	%	2002	%
Services (1)	$737,517	22.9	$786,362	21.8
Entertainment	571,072	17.7	540,521	15.0
Wholesale Trade	269,345	8.4	400,132	11.1
Manufacturing	328,258	10.2	342,750	9.5
Real Estate and Construction	461,865	14.3	442,315	12.3
Finance and Insurance	148,476	4.6	286,553	7.9
Retail Trade	178,561	5.5	189,791	5.3
Dairy (2)	151,684	4.7	152,803	4.2
Aircraft Lessors (3)	108,223	3.4	121,455	3.4
Syndicated Nonrelationship Commercial and Purchased Media and Telecommunications	18,681	0.6	101,054	2.8
Other	248,762	7.7	245,317	6.7

Total	$3,222,444	100.0	$3,609,053	100.0

Nonaccrual loans	$37,418		$52,890

Percentage of total loans	1.16%		1.47%

(1)
Legal, membership organizations, engineering and management services, etc.

(2)
The Company expects to orderly exit this industry segment over the next 24 months.

(3)
Loans in this category include outstandings of approximately $75.1 million to six "single-asset" borrowers, all related to one company. These loans are each secured by narrow-bodied commercial aircraft. These loans are also partially or fully supported by either payment guarantees or asset value support and remarketing agreements from an investment grade company. This investment grade company also has a $25.5 million unsecured loan which is included in this category. As of December 31, 2003, all of the loans are current. Not included in this category are loans to other companies that serve the airline industry or loans to individuals or companies to purchase non-commercial aircraft where repayment is primarily predicated on the strength of the borrower and/or guarantor.

        The Company's December 31, 2003 syndicated non-relationship commercial loans and purchased media and telecommunications loan portfolio contained 8 loans with commitment and outstanding balances of $35.4 million and $18.7 million, respectively.

        Following is a breakdown of the syndicated non-relationship commercial loans and purchased media and telecommunication loan portfolio as of December 31, 2003.

Dollars in thousands	Number	Commitments	Oustandings	Percentage
Commercial	4	$12,175	$11,944	64%
Publishing	1	9,688	2,000	11
Telecommunications	2	8,495	710	4
Television	1	5,000	4,027	21

	8	$35,358	$18,681	100%

        Due to these balances being less than one quarter of one percent of the loan portfolio, the Company will no longer report these balances separately.

Real Estate Mortgage

        Real estate mortgages, representing 25.4 percent of the loan portfolio, consisted of 82.9 percent commercial and 17.1 percent residential (1-4 family including undeveloped land, condominium/apartments, and equity lines of credit). The average outstanding individual note balance at December 31, 2003 was approximately $789,000.

        Following is a breakdown of real estate mortgage loans by collateral type:

Real Estate Mortgage Loans by Collateral Type

	December 31,
Dollars in thousands
	2003	%	2002	%
Industrial	$742,426	37.1	$711,203	36.8
Office buildings	278,318	13.9	314,662	16.3
Shopping centers	143,066	7.1	167,651	8.7
1-4 family (includes undeveloped land)	101,262	5.1	81,557	4.2
Condominiums/apartments	51,729	2.6	82,206	4.2
Land, nonresidential	24,464	1.2	19,300	1.0
Churches/religious	26,818	1.3	39,239	2.0
Equity lines of credit	187,981	9.4	157,112	8.1
Other	446,165	22.3	361,479	18.7

Total	$2,002,229	100.0	$1,934,409	100.0

Nonaccrual loans	$2,695		$12,014

Percentage of outstandings	0.13%		0.62%

Residential First Mortgage

        Residential first mortgage loans which comprised 24.6 percent of total loans at December 31, 2003 and are made primarily to existing clients, continued a 10-year growth trend, increasing $199.1 million, or 11.4 percent, to $1,938.0 million at December 31, 2003. At December 31, 2003, 99.3 percent of the portfolio was originated internally, and the balance was purchased from third parties. The residential first mortgage loans originated internally have a weighted average loan-to-value ratio of 56.0 percent at origination. There were $899,000, or 0.05 percent of outstanding, residential first mortgage loans on nonaccrual status as of December 31, 2003. The average outstanding individual note balance at December 31, 2003 was approximately $632,000.

Construction

        The real estate construction portfolio, representing 8.1 percent of the loan portfolio, consisted of 58.6 percent commercial and 41.4 percent residential. Such loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project, and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to incurred costs, sales price, and sales cycle. The average outstanding individual note balance at December 31, 2003 was approximately $3,172,000.

        Following is a breakdown of real estate construction loans by collateral type:

Real Estate Construction Loans by Collateral Type

	December 31,
Dollars in thousands
	2003	%	2002	%
Industrial	$96,969	15.2	$133,951	20.9
1-4 family (includes undeveloped land)	183,484	28.8	121,825	19.0
Office buildings	128,872	20.2	131,198	20.5
Shopping centers	82,112	12.9	106,074	16.6
Condominiums/apartments	80,216	12.6	71,036	11.1
Other	65,942	10.3	76,777	11.9

Total	$637,595	100.0	$640,861	100.0

Nonaccrual loans	$916		$5,267

Percentage of outstandings	0.14%		0.82%

Installment

        Installment loans consist primarily of loans to individuals for personal purchases. Included are $345,000 in nonaccrual loans, or 0.42 percent of outstandings at December 31, 2003. The average outstanding individual note balance at December 31, 2003 was approximately $35,000.

        Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay Area and New York.

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

        One of the significant risks associated with real estate lending involves environmental hazards on or in property affiliated with the loan. The Company mitigates such risks through an evaluation performed by the Bank's Environmental Risk Management Unit for all loans secured by real estate. A Phase I environmental report may be required if the evaluation determines it appropriate. Other reasons would include the industrial use of environmentally sensitive substances or the proximity to other known environmental problems. A Phase II report is required in certain cases, depending on the outcome of the Phase I report.

        At December 31, 2003, 81.1 percent of commercial loans and 51.4 percent of real estate loans, including residential first mortgages, outstanding were floating interest rate loans, including hybrids (which convert from fixed to floating rates). There were no floating rate installment loans as of December 31, 2003. Floating rate loans comprised 63.0 percent of the total loan portfolio for both December 31, 2003 and December 31, 2002. Total loans at December 31, 2003 consisted of 36.1 percent due in one year or less, 13.7 percent due in one to five years, and 50.2 percent due after five years.

        The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities.

Loan Maturities

	December 31, 2003
Dollars in thousands	Commercial	Real Estate Mortgage	Residential First Mortgage	Real Estate Construction	Installment	Total
Aggregate maturies of loan balances due:
In one year or less
Interest rate—floating	$1,870,089	$400,807	$—	$480,061	$—	$2,750,957
Interest rate—fixed	76,412	7,918	480	6,595	5,809	97,214
After one year but within five years
Interest rate—floating	462,418	266,776	17	124,049	—	853,260
Interest rate—fixed	164,462	15,189	28,447	3,166	13,985	225,249
After five years
Interest rate—floating	280,714	471,027	587,426	20,799	—	1,359,966
Interest rate—fixed	368,349	840,512	1,321,609	2,925	62,701	2,596,096

Total loans	$3,222,444	$2,002,229	$1,937,979	$637,595	$82,495	$7,882,742

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

        The Company has an internal risk analysis and review staff that issues reports to the Audit Committee of the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem, potential problem loans, and loans to be charged off, an assessment of the overall quality and collectibility of the portfolio, and consideration of the credit loss experience, trends in problem loans, and concentration of credit risk, as well as current economic conditions particularly in California. Management then evaluates the allowance, determines its desired level, determines appropriate provisions, and reviews the results with the Audit Committee which approves management's recommendation.

        The allowance for credit losses is a significant estimate that can and does change based on management's process in analyzing the loan portfolio and on management's assumptions about specific borrowers and the impact on the portfolio of applicable economic and environmental conditions, among other factors. The Company's methodology for determining the allowance for credit losses establishes both a specific and a general component. The specific component of the allowance for commercial and real estate loans is based principally on current loan grades and historical loan loss experience adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibilty of loans in the portfolio. The specific component of the allowance for residential first mortgage and installment loans is based principally on loan payment status and historical loss rates adjusted to reflect current conditions. The general component of the allowance for credit losses represents the results of analyses that estimate probable losses inherent in the total portfolio that are not fully captured in the specific allowance analyses. These analyses include industry concentrations, current economic factors, trends in the portfolio and the estimated impact of current economic conditions on certain historical loss rates used. In assessing the impact of current economic factors and the estimated impact of current economic conditions on certain historical loss rates, management continuously monitors trends in loan portfolio qualitative factors, including loan growth, past due loans, criticized loans and nonperforming loans. Based on known information available to it at the date of this report, management believes that the Company's allowance for credit losses was adequate to cover credit losses inherent in the loan portfolio at December 31, 2003. Examinations of the loan portfolio are also conducted periodically by the Company's regulators.

        Based on expected loan growth, the levels of nonperforming loans and net charge-offs, it is anticipated that the level of the allowance will require additional provisions for credit losses in 2004, but not necessarily equal to the amount of net charge-offs. Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may warrant an adjustment to the amount of the projected provision. See "—Provision for Credit Losses."

        The following table summarizes the activity in the allowance for credit losses for the five years ended December 31, 2003:

Allowance for Credit Losses

	Year ended December 31,
Dollars in thousands
	2003	2002	2001	2000	1999
Loans outstanding	$7,882,742	$7,999,470	$7,159,206	$6,527,145	$5,490,669

Average amount of loans outstanding	$7,729,150	$7,822,653	$6,713,315	$6,236,334	$4,822,254

Balance of allowance for credit losses, beginning of year	$164,502	$142,862	$135,435	$134,077	$135,339

Loans charged off:
Commercial	(38,314)	(61,461)	(41,444)	(40,460)	(18,765)
Real estate mortgage	—	(2,412)	(44)	(905)	(455)
Residential first mortgage	—	—	(220)	(77)	(158)
Real estate construction	(1,524)	—	(798)	—	—
Installment	(184)	(142)	(73)	(134)	(150)

Total loans charged off	(40,022)	(64,015)	(42,579)	(41,576)	(19,528)

Recoveries of loans previously charged off:
Commercial	11,544	9,169	12,659	7,977	13,403
Real estate mortgage	482	641	2,011	1,959	893
Residential first mortgage	13	29	282	1,522	527
Real estate construction	411	—	—	—	—
Installment	56	29	54	49	28

Total recoveries	12,506	9,868	15,006	11,507	14,851

Net loans charged off	(27,516)	(54,147)	(27,573)	(30,069)	(4,677)
Additions to allowance charged to operating expense	29,000	67,000	35,000	21,500	—
Acquisitions	—	8,787	—	9,927	3,415

Balance, end of year	$165,986	$164,502	$142,862	$135,435	$134,077

Ratio of net charge offs to average loans	(0.36)%	(0.69)%	(0.41)%	(0.48)%	(0.10)%

        Net loan charge-offs were $27.5 million, or 0.36 percent, of average loans during 2003. Net charge-offs for 2002 and 2001 were $54.1 million, or 0.69 percent, and $27.6 million, or 0.41 percent, of average loans, respectively. Included in net charge-offs were $16.5 million, $25.0 million and $12.9 million for 2003, 2002, and 2001, respectively, relating to purchased syndicated media and telecommunications loans and syndicated non-relationship loans.

        The allowance for credit losses as a percentage of total loans was 2.11 percent, 2.06 percent, and 2.00 percent at December 31, 2003, 2002, and 2001, respectively. The allowance for credit losses as a percentage of nonperforming loans was 392.7 percent, 230.5 percent, and 370.5 percent at December 31, 2003, 2002, and 2001, respectively. See "—Nonaccrual, Past Due, and Restructured Loans."

        Based on an evaluation of individual credits, previous loan loss experience, management's evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for credit losses as shown for the past five years in the table below.

Allocation of Allowance for Credit Losses

						Percent of loans to total loans
	Allowance amount
Dollars in thousands
	2003	2002	2001	2000	1999	2003	2002	2001	2000	1999
Commercial	$106,341	$116,242	$94,092	$92,637	$78,661	41%	45%	45%	50%	52%
Real estate mortgage	37,263	30,565	26,716	24,517	33,590	25	24	23	23	19
Residential first mortgage	7,448	6,797	12,059	10,453	17,659	25	22	23	19	22
Real estate construction	13,088	9,836	8,849	6,645	2,837	8	8	8	7	6
Installment	1,846	1,062	1,146	1,183	1,330	1	1	1	1	1

Total	$165,986	$164,502	$142,862	$135,435	$134,077	100%	100%	100%	100%	100%

        While the allowance is allocated to portfolios, the allowance is general in nature and is available for the portfolio in its entirety. In 2003, a decrease in problem loans in the commercial loan category, which includes media and telecommunications loans, resulted in the decreased allocation to this category. Increased allocations to real estate mortgages, residential first mortgages and real estate construction in 2003 reflects the growth of the portfolios.

        At December 31, 2003, there were $40.7 million of impaired loans included in nonaccrual loans, that had an allowance of $5.0 million allocated to them. On a comparable basis, at December 31, 2002, there were $70.3 million of impaired loans, which had an allowance of $13.5 million allocated to them.

        Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

        The assessment for impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. Additionally, some impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

Nonaccrual, Past Due, and Restructured Loans

        Total nonperforming assets (nonaccrual loans and ORE) were $42.3 million, or 0.54 percent of total loans and ORE at December 31, 2003, compared with $72.0 million, or 0.90 percent, at December 31, 2002 primarily due to the Company's effort to improve credit quality during 2003. At December 31, 2003, approximately 33.0 percent of the nonperforming assets were loans to Northern California clients. Approximately 12.0 percent of nonperforming assets were 2 syndicated non-relationship commercial and purchased media and telecommunication loans totaling $5.0 million. Five percent of the Company's year-end nonperforming assets were 2 dairy credits for $2.3 million. The remaining 50.0 percent were loans to other borrowers with no major industry concentration.

        The following table presents information concerning nonaccrual loans, ORE, accruing loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans:

Nonaccrual, Past Due, and Restructured Loans

	December 31,
Dollars in thousands
	2003	2002	2001	2000	1999
Nonaccrual loans:
Commercial	$37,418	$52,890	$32,615	$53,355	$13,368
Real estate	4,510	17,992	5,393	8,132	10,380
Installment	345	475	555	499	1,540

Total	42,273	71,357	38,563	61,986	25,288
ORE	0	670	10	522	1,413

Total nonaccrual loans and ORE	$42,273	$72,027	$38,573	$62,508	$26,701

Total nonaccrual loans as a percentage of total loans	0.54%	0.89%	0.54%	0.95%	0.46%
Total nonaccrual loans and ORE as a percentage of total loans and ORE	0.54	0.90	0.54	0.96	0.49
Allowance for credit losses to total loans	2.11	2.06	2.00	2.07	2.44
Allowance for credit losses to nonaccrual loans	392.65	230.53	370.46	218.49	530.20
Loans past due 90 days or more on accrual status:
Commercial	$235	$5,854	$1,764	$1,543	$2,794
Real estate	1,808	104	878	4,361	736
Installment	0	198	973	20	503

Total	$2,043	$6,156	$3,615	$5,924	$4,033

Restructured loans:
On accrual status	$—	$—	$—	$829	$2,707
On nonaccrual status	—	—	—	740	368

Total	$—	$—	$—	$1,569	$3,075

        Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

        At December 31, 2003, in addition to loans disclosed above as past due, nonaccrual or restructured, management also identified $3.8 million of loans to 12 borrowers, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at December 31, 2003. This amount was determined based on analysis of information known to management about the borrowers' financial condition and current economic conditions.

        Management's classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectable in whole or part.

        The table below summarizes the approximate changes in nonaccrual loans for the years ended December 31, 2003 and 2002.

Changes in Nonaccrual Loans

Dollars in thousands	2003	2002
Balance, beginning of the year	$71,357	$38,563
Loans placed on nonaccrual	103,850	119,335
Loans from acquisitions	—	3,510
Charge-offs	(30,100)	(55,821)
Loans returned to accrual status	(3,016)	(5,705)
Repayments (including interest applied to principal) and sales	(99,818)	(26,861)
Transfers to ORE	—	(1,664)

Balance, end of year	$42,273	$71,357

        The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $7.5 million, $3.0 million, and $7.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest collected and applied to principal was $3.2 million, $2.6 million, and $6.1 million for the years ended December 31, 2003, 2002, and 2001, respectively, from collection of interest related to nonaccrual loans. Interest income not recognized on nonaccrual loans reduced the net interest margin by 7, 3, and 8 basis points for the years ended December 31, 2003, 2002, and 2001, respectively.

Other Real Estate (ORE)

        Other real estate is comprised of real estate acquired in satisfaction of loans. The Company had no ORE at December 31, 2003 compared to $0.7 million a year ago. The Company's policy is to record these properties at estimated fair value, net of selling expenses, at the time they are transferred into ORE, thereby tying future gains or losses from sale or potential additional write-downs to underlying changes in the market.

Other Assets

        Other assets include the following:

	Other Assets December 31,
Dollars in thousands
	2003	2002
Interest rate swap mark-to-market	$42,133	$56,690
Accrued interest receivable	43,980	45,124
Claim in receivership and other assets	12,151	23,142
Loans held-for-sale	—	18,155
Income tax refund	17,813	3,464
Other	55,708	40,191

Total other assets	$171,785	$186,766

        The claim in receivership and other assets was acquired in the acquisition of The Pacific Bank. The reduction in 2003 was due to the claim in receivership being collected.

        See—"Asset/Liability Management" for a discussion of interest rate swaps which result in the swap mark-to-market asset of $42.1 million at December 31, 2003.

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

        The Company had unfunded loan commitments aggregating $3,426.9 million at December 31, 2003. In addition, the Company had $418.6 million outstanding in bankers' acceptances and letters of credit of which $368.0 million relate to standby letters of credit at December 31, 2003. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

        The Company has various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, such as certain lease and purchase commitments are only required to be disclosed.

        The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2003 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments in outstanding borrowings. Additional details regarding these obligations are provided in footnotes to the financial statements, as referenced in the table.

Dollars in thousands	2004	2005	2006	2007	2008	After 2008	Total
Borrowings (Note 9)	$65,644	$3,701	$622	$156	$135,264	$386,027	$591,414
Operating lease commiments (Note 5)	22,735	23,028	21,526	20,027	18,521	100,510	206,347
Other (1)	7,322	7,154	6,915	6,063	5,376	10,752	43,582

Total contractual obligations (2)	$95,701	$33,883	$29,063	$26,246	$159,161	$497,289	$841,343

(1) Other firm commitments include commitments for computer system services
(2) Liabilities recorded on the balance sheet	$591,414
Commitments not recorded on the balance sheet	249,929

$841,343

Deposits and Borrowed Funds

        Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $9,042.3 million in 2003 compared with $7,400.0 million in 2002. The increase was due primarily to internally generated growth.

        Certificates of deposit of $100,000 or more totaled $940.2 million at December 31, 2003, of which $495.9 million mature within three months, $209.1 million mature within four to six months, $91.4 million mature within seven months to one year and $143.8 million mature beyond one year.

        At December 31, 2003 and 2002, the aggregate amount of deposits by foreign depositors in domestic offices totaled $61.3 million and $87.3 million, respectively, the majority of which was interest bearing. Brokered deposits were $150.0 million and $160.1 million, at December 31, 2003 and 2002, respectively.

        Short and long-term borrowed funds provided additional funding, albeit at a higher cost, to support loan and securities growth. Average borrowed funds were $793.5 million in 2003 compared with $1,078.3 million in 2002. Borrowed funds declined as deposits increased.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, and statements preceded by, followed by, or that include the words "will," "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions.

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

        A number of factors, some of which are beyond the Corporation's ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors which include (1) the unknown economic impact caused by the State of California's budget issues, (2) earthquake or other natural disasters impacting the condition of real estate collateral, (3) the effect of acquisitions and integration of acquired businesses, (4) the impact of proposed and/or recently adopted changes in regulatory, judicial, or legislative tax treatment of business transactions, particularly recently enacted California tax legislation and the subsequent December 31, 2003 announcement by the FTB regarding the taxation of REITs and RICs, and (5) an expansion of Bovine Spongiform Encephalopathy (better known as "Mad Cow" disease) could have the following consequences, any of which could hurt our business.

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

        We face strong competition from financial service companies and other companies that offer banking services which can adversely impact our business. Increased competition in our market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we offer in our service area. These competitors include national, regional, and community banks. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. Recently passed legislation will make it easier for other types of financial institutions to compete with us.

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

QUARTERLY RESULTS

        The following table summarizes quarterly operating results for 2003 and 2002.

2003 Quarterly Operating Results

	Quarter ended
Dollars in thousands
	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$145,676	$144,333	$142,361	$143,355	$575,725
Interest expense	17,459	17,209	13,700	12,742	61,110

Net interest income	128,217	127,124	128,661	130,613	514,615
Provision for credit losses	17,500	11,500	—	—	29,000

Net interest income after provision for credit losses	110,717	115,624	128,661	130,613	485,615
Noninterest income	37,746	43,780	45,232	47,393	174,151
Gain on sale of securities	1,230	1,272	36	536	3,074
Noninterest expense	85,412	91,316	92,333	95,117	364,178
Minority interest expense	475	1,065	1,717	782	4,039

Income before taxes	63,806	68,295	79,879	82,643	294,623
Income taxes	20,151	22,214	27,376	38,205	107,946

Net income	$43,655	$46,081	$52,503	$44,438	$186,677

Net income per share, basic	$0.90	$0.95	$1.08	$0.91	$3.84

Net income per share, diluted	$0.87	$0.93	$1.05	$0.87	$3.72

2002 Quarterly Operating Results

	Quarter ended
Dollars in thousands
	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$148,358	$155,511	$154,616	$151,215	$609,700
Interest expense	26,663	24,937	23,092	19,752	94,444

Net interest income	121,695	130,574	131,524	131,463	515,256
Provision for credit losses	11,000	18,000	20,500	17,500	67,000

Net interest income after provision for credit losses	110,695	112,574	111,024	113,963	448,256
Noninterest income	35,255	38,554	32,972	36,481	143,262
Gain on sale of securities	688	184	1,206	953	3,031
Noninterest expense	78,701	82,874	82,155	87,916	331,646
Minority interest expense	72	85	217	571	945

Income before taxes	67,865	68,353	62,830	62,910	261,958
Income taxes	23,629	22,593	14,145	18,491	78,858

Net income	$44,236	$45,760	$48,685	$44,419	$183,100

Net income per share, basic	$0.90	$0.92	$0.97	$0.90	$3.69

Net income per share, diluted	$0.87	$0.88	$0.94	$0.87	$3.56

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

/s/ STEPHEN D. MCAVOY Stephen D. McAvoy Acting Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
City National Corporation:

        We have audited the accompanying consolidated balance sheet of City National Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1 and 14 to the consolidated financial statements, the Company changed its accounting for goodwill and other intangible assets in 2002 and its accounting for derivative instruments and hedging activities in 2001.

                      KPMG LLP

Los Angeles, California
February 27, 2004

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
Dollars in thousands, except share amounts
	2003	2002
Assets
Cash and due from banks	$461,443	$497,273
Federal funds sold	240,000	460,000
Due from banks — interest bearing	405,747	45,412
Securities available-for-sale (cost $3,350,632 and $2,169,444 in 2003 and 2002)	3,365,654	2,226,656
Trading account securities	91,535	126,799
Loans	7,882,742	7,999,470
Less allowance for credit losses	165,986	164,502

Net loans	7,716,756	7,834,968
Premises and equipment, net	62,719	61,208
Deferred tax assets	65,913	36,578
Goodwill	253,824	229,834
Intangibles	47,879	27,007
Bank owned life insurance	62,799	60,119
Affordable housing investments	66,480	68,848
Other assets	171,785	186,766
Customers' acceptance liability	5,708	8,924

Total assets	$13,018,242	$11,870,392

Liabilities
Demand deposits	$5,486,668	$4,764,234
Interest checking deposits	840,659	692,261
Money market deposits	3,260,959	2,929,501
Savings deposits	208,701	198,288
Time deposits-under $100,000	199,875	218,447
Time deposits-$100,000 and over	940,201	1,036,967

Total deposits	10,937,063	9,839,698
Federal funds purchased and securities sold under repurchase agreements	111,713	266,727
Other short-term borrowings	65,135	125,125
Subordinated debt	295,723	303,795
Long-term debt	230,555	68,682
Other liabilities	127,045	126,303
Acceptances outstanding	5,708	8,924

Total liabilities	11,772,942	10,739,254
Minority interest in consolidated subsidiaries	26,044	21,179
Commitments and contingencies
Shareholders' Equity
Preferred Stock authorized — 5,000,000 : none outstanding	—	—
Common Stock-par value-$1.00; authorized — 75,000,000; issued — 50,459,716 in 2003 and 50,282,743 in 2002	50,460	50,283
Additional paid-in capital	401,233	400,866
Accumulated other comprehensive income	12,903	40,400
Retained earnings	814,591	675,195
Deferred equity compensation	(6,699)	—
Treasury shares, at cost — 1,255,569 shares in 2003 and 1,299,312 shares in 2002	(53,232)	(56,785)

Total shareholders' equity	1,219,256	1,109,959

Total liabilities and shareholders' equity	$13,018,242	$11,870,392

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	For the year ended December 31,
In thousands, except per share amounts
	2003	2002	2001
Interest Income
Loans	$438,785	$497,809	$517,891
Due from banks—interest bearing	604	290	436
Securities available-for-sale	131,950	108,404	101,705
Federal funds sold and securities purchased under resale agreements	4,185	2,759	3,298
Trading account securities	201	438	1,918

Total interest income	575,725	609,700	625,248

Interest Expense
Deposits	45,808	70,712	133,250
Other short-term borrowings	1,691	9,969	28,242
Subordinated debt	5,182	7,262	8,924
Federal funds purchased and securities sold under repurchase agreements	1,538	3,033	13,218
Other long-term debt	6,891	3,468	7,460

Total interest expense	61,110	94,444	191,094

Net interest income	514,615	515,256	434,154
Provision for credit losses	29,000	67,000	35,000

Net interest income after provision for credit losses	485,615	448,256	399,154

Noninterest Income
Trust fees and investment fee revenue	83,714	61,277	58,596
Cash management and deposit transaction charges	42,656	40,722	30,911
International services	19,336	18,291	15,017
Gain on sale of securities	3,074	3,031	3,342
Bank owned life insurance	2,965	2,860	2,860
Gain (loss) on sale or writedown of loans and assets/debt repurchase	78	(1,590)	1,413
Other	25,402	21,702	20,245

Total noninterest income	177,225	146,293	132,384

Noninterest Expense
Salaries and other employee benefits	217,494	195,652	170,364
Net occupancy of premises	31,408	27,621	26,375
Professional	27,230	24,620	24,634
Information services	18,003	18,212	16,623
Depreciation	12,796	13,191	13,748
Marketing and advertising	13,224	13,076	12,093
Office services	9,957	9,752	9,396
Amortization of intangibles	9,222	7,523	5,618
Equipment	2,351	2,463	2,245
Amortization of goodwill	—	—	12,868
Other operating	22,493	19,536	19,431

Total noninterest expense	364,178	331,646	313,395
Minority interest expense	4,039	945	—

Income before income taxes	294,623	261,958	218,143
Income taxes	107,946	78,858	71,973

Net income	186,677	183,100	146,170

Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale	(42,783)	53,528	13,496
Initial gain on cash flow hedges from implementation of FAS 133	—	—	2,404
Additional unrealized gain (loss) on cash flow hedges	(1,907)	(29)	19,058
Less: reclassification adjustment for gain (loss) included in net income	2,759	2,207	(3,279)
Income taxes (benefits)	(19,952)	21,566	16,070

Other comprehensive income (loss)	(27,497)	29,726	22,167

Comprehensive income	$159,180	$212,826	$168,337

Net income per share, basic	$3.84	$3.69	$3.05

Net income per share, diluted	$3.72	$3.56	$2.96

Shares used to compute income per share, basic	48,643	49,563	47,896

Shares used to compute income per share, diluted	50,198	51,389	49,376

Dividends per share	$0.97	$0.78	$0.74

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands
	2003	2002	2001
Cash Flows From Operating Activities
Net income	$186,677	$183,100	$146,170
Adjustments to net income:
Provision for credit losses	29,000	67,000	35,000
Amortization of intangibles	9,222	7,523	5,618
Amortization of goodwill	—	—	12,868
Depreciation	12,796	13,191	13,748
Deferred income tax (benefit)	(9,376)	(23,850)	13,700
(Gain) loss on sales of loans and assets / debt repurchase	(78)	1,590	(1,413)
Gain on sales of securities	(3,074)	(3,031)	(3,342)
Net increase in other assets	(3,349)	(4,735)	(64,433)
Net decrease (increase) in trading securities	35,264	(69,752)	(18,366)
Other, net	20,535	37,660	20,675

Net cash provided by operating activities	277,617	208,696	160,225

Cash Flows From Investing Activities
Purchase of securities	(2,799,963)	(1,268,008)	(1,403,757)
Sales of securities available-for-sale	266,539	279,013	535,687
Maturities and paydowns of securities	1,344,119	661,482	627,054
Purchase of residential mortgage loans	—	—	(12,266)
Sales of loans	11,744	12,531	59,690
(Loan originations) net of principal collections	88,450	(535,316)	(721,902)
Purchase of premises and equipment	(17,614)	(12,681)	(21,261)
Net cash from (for) acquisitions	(39,907)	35,633	—
Other, net	(1)	14	22

Net cash used by investing activities	(1,146,633)	(827,332)	(936,733)

Cash Flows From Financing Activities
Net increase in deposits	1,097,365	1,270,033	722,532
Proceeds from issuance of other long-term debt	—	—	150,000
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(155,014)	95,196	31,690
Net decrease in short-term borrowings, net of transfers from long-term debt	(125,000)	(415,000)	(56,533)
Repayment of long-term debt	(4,817)	—	—
Repurchase of subordinated debt	(500)	—	(8,467)
Net proceeds of issuance of subordinated debt	—	—	148,202
Net proceeds of issuance of senior notes	221,749	—	—
Proceeds from exercise of stock options	32,734	25,019	14,967
Stock repurchases	(45,715)	(59,528)	(5,394)
Cash dividends paid	(47,281)	(38,636)	(35,463)

Net cash provided by financing activities	973,521	877,084	961,534

Net increase in cash and cash equivalents	104,505	258,448	185,026
Cash and cash equivalents at beginning of year	1,002,685	744,237	559,211

Cash and cash equivalents at end of year	$1,107,190	$1,002,685	$744,237

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$57,826	$98,932	$205,838
Income taxes	107,200	59,500	82,700
Non-cash investing activities:
Transfer from loans to foreclosed assets	$—	$530	$162
Transfer from long-term debt to short-term borrowings	65,000	125,000	165,000

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Dollars in thousands	Shares issued	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Deferred Equity Compensation	Treasury shares	Total shareholders' equity
Balances, December 31, 2000	47,785,345	$47,785	$292,358	$(11,493)	$420,024	$—	$(5,026)	$743,648
Net income	—	—	—	—	146,170	—	—	146,170
Issuance of shares for stock options	364,653	365	4,182	—	—	—	10,420	14,967
Tax benefit from stock options	—	—	4,482	—	—	—	—	4,482
Cash dividends	—	—	—	—	(35,463)	—	—	(35,463)
Other comprehensive income net of tax	—	—	—	22,167	—	—	—	22,167
Repurchased shares, net	—	—	—	—	—	—	(5,394)	(5,394)

Balances, December 31, 2001	48,149,998	48,150	301,022	10,674	530,731	—	—	890,577
Net income	—	—	—	—	183,100	—	—	183,100
Issuance of shares for stock options	924,547	925	21,351	—	—	—	2,743	25,019
Tax benefit from stock options	—	—	9,715	—	—	—	—	9,715
Cash dividends	—	—	—	—	(38,636)	—	—	(38,636)
Other comprehensive income net of tax	—	—	—	29,726	—	—	—	29,726
Repurchased shares, net	—	—	—	—	—	—	(59,528)	(59,528)
Issuance of shares for acquisition	1,208,198	1,208	68,778	—	—	—	—	69,986

Balances, December 31, 2002	50,282,743	50,283	400,866	40,400	675,195	—	(56,785)	1,109,959
Net income	—	—	—	—	186,677	—	—	186,677
Issuance of shares for stock options	—	—	(16,534)	—	—	—	49,268	32,734
Restricted stock grants	176,973	177	7,427	—	—	(7,604)	—	—
Amortization of restricted stock grants	—	—	—	—	—	905	—	905
Tax benefit from stock options	—	—	9,474	—	—	—	—	9,474
Cash dividends	—	—	—	—	(47,281)	—	—	(47,281)
Other comprehensive income (loss) net of tax	—	—	—	(27,497)	—	—	—	(27,497)
Repurchased shares, net	—	—	—	—	—	—	(45,715)	(45,715)

Balances, December 31, 2003	50,459,716	$50,460	$401,233	$12,903	$814,591	$(6,699)	$(53,232)	$1,219,256

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

        City National Corporation and subsidiaries (the Company), through its primary subsidiary, the Bank, provide private and business banking, including investment and trust services. The Bank is the second largest independent commercial bank headquartered in California. The Bank's principal client base comprises small- to mid-size businesses, entrepreneurs, professionals, and affluent individuals. For fifty years, the Bank has served clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate the use by the client, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking, and other products and services. The Company also lends, invests, and provides services in accordance with its Community Reinvestment Act commitment. Through Convergent Capital Management ("CCM") and Reed, Conner & Birdwell, LLC ("RCB"), subsidiaries of the Corporation, and Wealth Management, a division of the Bank, the Company offers 1) investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management, 2) personal and business trust and investment services, including employee benefit trust services, 401(k) and defined benefit plans and 3) estate and financial planning and custodial services. The Bank also advises and makes available mutual funds under the name of CNI Charter Funds.

Basis of Presentation

        The consolidated financial statements of the Corporation include the accounts of the Corporation, its non-bank subsidiaries, the Bank, and the Bank's wholly owned subsidiaries after elimination of all material inter-company transactions. Preferred stock and equity ownership of others is reflected as minority interest in consolidated subsidiaries. Certain prior years' data have been reclassified to conform to current year presentation.

        The Corporation is on the accrual basis of accounting for income and expenses. In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements.

Securities

        All securities other than trading securities are classified as available-for-sale and are valued at fair value. Trading securities are valued at market value with any unrealized gains or losses included in net income. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included in comprehensive income net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method. The value of securities is reduced when the declines are considered other than temporary and a new cost basis is established for the securities. The estimated loss is included in net income. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method.

        Investment fee revenue consists of fees, commissions, and markups on securities transactions with clients and money market mutual fund fees.

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

        The Corporation considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the impairment is measured by using the loan's fair value of the collateral if the loan is collateral dependent. As a final alternative, the observable market price of the debt may be used to access impairment. Impairment on loans less than $500,000 is measured using historical loss factors, which approximates the discounted cash flows method.

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

Allowance for Credit Losses

        The provision for credit losses charged to operations reflects management's judgment of the adequacy of the allowance for credit losses and is determined through quarterly analytical reviews of the loan portfolio, problem loans and consideration of such other factors as the Company's loan loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values, and current economic conditions, as well as the results of the Company's ongoing credit examination process and that of its regulators.

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

        From time to time, the Company engages in business strategies that may also have an effect on its tax liabilities. If the tax effects of a strategy are significant, the Company's practice is to obtain the opinion of advisors that the tax effects of such strategies should prevail if challenged.

Net Income Per Share

        Basic earnings per share is based on the weighted average shares of common stock. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during part or all of the year.

Goodwill and Intangibles

        Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases. Intangibles represent the intangible value of depositor relationships resulting from deposit liabilities and other contracts assumed in acquisitions. Depositor relationship intangibles are amortized over seven years and other contract intangibles are amortized over 20 years on a straight-line basis. Goodwill and intangibles are evaluated annually for permanent impairment.

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

        The following table summarizes the Company's goodwill and other intangible assets as of December 31, 2003 and December 31, 2002.

Dollars in thousands	December 31, 2002	Additions	Reductions	December 31, 2003
Goodwill	$264,220	$24,326	$(336)	$288,210
Accumulated Amortization	(34,386)	—	—	(34,386)

Net	$229,834	$24,326	$(336)	$253,824

Intangibles	$55,326	$30,094	$(16,530)	$68,890
Accumulated Amortization	(28,319)	(9,222)	16,530	(21,011)

Net	$27,007	$20,872	$—	$47,879

        The acquisition of CCM resulted in the recording of goodwill of $21.5 million and intangibles of $25.8 million. Other additions relate primarily to the acquisition by CCM of additional interest in their affiliates. The reduction in intangibles relates to the removing of fully amortized intangibles for two acquisitions in 1997.

        At December 31, 2003, the estimated aggregate amortization of intangibles annually through 2008 is $7.0, $5.8, $5.4, $4.0, and $3.8 million, respectively.

        The following table is a reconciliation of net income to adjusted net income to reflect all periods on a comparable basis for the impact of adopting Statement 142:

	December 31,
Dollars in thousands except for earnings per share amounts
	2003	2002	2001
Net income	$186,677	$183,100	$146,170
Add back: Goodwill amortization	—	—	12,868

Adjusted net income	$186,677	$183,100	$159,038

Basic net income per share:
Net income	$3.84	$3.69	$3.05
Goodwill amortization	—	—	0.27

Adjusted net income	$3.84	$3.69	$3.32

Diluted net income per share:
Net income	$3.72	$3.56	$2.96
Goodwill amortization	—	—	0.26

Adjusted net income	$3.72	$3.56	$3.22

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

Stock Option Plans

        The Company applies APB Opinion No. 25 in accounting for stock option plans and, accordingly, no compensation cost has been recognized for its plans in the financial statements except in 2003 when the Company recorded $905,170 in expense relating to the granting of restricted stock awards. As a practice, the Corporation's stock option grants are such that the exercise price equals the current market price of the common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 using the Black Scholes option-pricing model, the Company's proforma net income would have been reduced to the proforma amounts indicated below:

Dollars in thousands, except for per share amounts	2003	2002	2001
Net income, as reported	$186,677	$183,100	$146,170
Proforma net income	180,260	172,935	138,537
Net income per share, basic, as reported	3.84	3.69	3.05
Proforma net income per share, basic,	3.71	3.49	2.89
Net income per share, diluted, as reported	3.72	3.56	2.96
Proforma net income per share, diluted,	3.59	3.37	2.81
Percentage reduction in net income per share, diluted	3.5%	5.3%	5.1%

        The granting of restricted stock grants and fewer stock options in 2003 resulted in the lower percentage reduction in proforma net income from reported net income in 2003 compared to prior years.

Note 2. Acquisitions

        On April 1, 2003, the Corporation acquired CCM a privately held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms. Combined, these 10 firms manage assets of approximately $8.5 billion as of December 31, 2003. The purchase price was $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt. The acquisition resulted in $25.8 million in customer contract intangibles, which is being amortized over 20 years, and $21.5 million in goodwill. Results reflect the operations of CCM from April 1, 2003, the date that the acquisition was completed.

        On February 28, 2002, the Corporation acquired Civic BanCorp ("Civic"). In that transaction, Civic merged into the Corporation which paid consideration equal to $123.5 million (including the consideration for stock options), 53.5 percent of which was paid in the Corporation's common stock and 46.5 percent of which was paid in cash. Civic had total assets, loans and deposits of $502.8 million, $368.4 million, and $438.5 million, respectively, at the date of acquisition. At May 31, 2002, the Bank sold two branches acquired from Civic at a premium which reduced goodwill for the Civic acquisition. The acquisition of Civic resulted in the recording of goodwill of $71.2 million and core deposit intangibles of $16.0 million. Reserves established as a purchase price adjustment for the acquisition of Civic Bancorp of $0.4 million for exit costs relating to surplus space remain as of December 31, 2003. Results reflect the operations of Civic from February 28, 2002, the date that the acquisition was completed.

        Reserves established as a purchase price adjustment for the February 29, 2000 acquisition of The Pacific Bank N.A. of $0.8 million for exit costs relating to surplus space remains as of December 31, 2003.

Note 3. Securities Available-for-Sale

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2003
U.S. Government and Federal agency	$345,725	$2,899	$156	$348,468
Mortgage-backed	2,561,977	19,715	19,695	2,561,997
State and Municipal	255,354	13,299	612	268,041

Total debt securities	3,163,056	35,913	20,463	3,178,506
Marketable equity securities	187,576	3,295	3,723	187,148

Total securities	$3,350,632	$39,208	$24,186	$3,365,654

December 31, 2002
U.S. Government and Federal agency	$317,183	$7,040	$—	$324,223
Mortgage-backed	1,448,673	42,988	172	1,491,489
State and Municipal	224,013	12,692	114	236,591
Other debt securities	5,451	—	851	4,600

Total debt securities	1,995,320	62,720	1,137	2,056,903
Marketable equity securities	174,124	7,484	11,855	169,753

Total securities	$2,169,444	$70,204	$12,992	$2,226,656

        Gross realized gains and losses related to the available-for-sale portfolios were $5,436,000 and $2,362,000 respectively, for the year ended December 31, 2003, $8,513,000 and $5,482,000, respectively, for the year ended December 31, 2002, and $6,892,000 and $3,550,000, respectively, for the year ended December 31, 2001.

        A security with an unrealized loss is considered impaired when the fair value is less than the amortized cost. The following table is a summary of securities with continuous unrealized loss by duration as of December 31, 2003.

	Less than 12 months		12 months or longer		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and federal agency	$30,747	$156	$—	$—	$30,747	$156
Mortgage-backed	1,370,970	19,644	10,239	51	1,381,209	19,695
State and Municipal	24,400	553	1,857	59	26,257	612

Total debt securities	1,426,117	20,353	12,096	110	1,438,213	20,463
Marketable equity securities	54,365	3,614	11,889	109	66,254	3,723

Total securities	$1,480,482	$23,967	$23,985	$219	$1,504,467	$24,186

        The temporary impairment is a result of the change in market interest rates and is not a result of the underlying issuers' ability to repay. Accordingly, we have not recognized the temporary impairment in our consolidated net income.

        In accordance with regulatory requirements, included in marketable equity securities was Federal Reserve stock of $17.1 million and $16.6 million as of December 31, 2003 and December 31, 2002, respectively. Also, in accordance with the requirements of the Federal Home Loan Bank, stock in that institution in the amount of $30.9 million and $29.5 million as of December 31, 2003 and December 31, 2002, respectively, was included in marketable equity securities. Holdings of these equity securities are valued at cost.

        The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities at December 31, 2003, by contractual maturity. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments. Remaining maturities will differ from contractual maturities because mortgage debt issuers may have the right to prepay obligations prior to contractual maturity. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Available-for-Sale Securities

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agency	$26,036	4.07	$321,372	3.25	$1,060	6.17	$—	—	$348,468	3.32
Mortgage-backed	—	—	—	—	269,479	4.01	2,292,518	4.58	2,561,997	4.52
State and Municipal	5,730	6.92	112,786	6.66	96,296	6.38	53,229	6.08	268,041	6.44

Total debt securities	$31,766	4.58	$434,158	4.14	$366,835	4.64	$2,345,747	4.61	$3,178,506	4.56

Amortized cost	$31,067		$425,021		$360,828		$2,346,140		$3,163,056

        Securities available-for-sale totaling $403.9 million were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law at December 31, 2003.

Note 4. Loans and Allowance for Credit Losses

        The following is a summary of the major categories of loans:

	December 31,
Dollars in thousands
	2003	2002
Commercial	$3,222,444	$3,609,053
Real estate mortgage	2,002,229	1,934,409
Residential first mortgage	1,937,979	1,738,909
Real estate construction	637,595	640,861
Installment	82,495	76,238

Total loans ( net of unearned income and fees of $13,418 and $12,798 in 2003 and 2002, respectively).	$7,882,742	$7,999,470

        In the normal course of business, the Bank has loans to executive officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Corporation and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to others with a similar credit standing. The aggregate dollar amounts of these loans were $8.4 million and $8.8 million at December 31, 2003 and 2002, respectively. During 2003, new loans and advances totaled $1.4 million and repayments totaled $1.8 million. Interest income recognized on these loans amounted to $0.4 million, $0.4 million and $0.4 million during 2003, 2002, and 2001, respectively. At December 31, 2003, none of these loans were past due or on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

        Loans past due 90 days or more and still accruing interest totaled $2.0 million, $6.2 million, and $3.6 million at December 31, 2003, 2002, and 2001, respectively. There were no restructured loan balances at December 31, 2003, 2002, or 2001.

        The allowance for credit losses is a significant estimate that can and does change based on management's process in analyzing the loan portfolio and on management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors.

        The following is a summary of activity in the allowance for credit losses:

Dollars in thousands	2003	2002	2001
Balance, January 1	$164,502	$142,862	$135,435
Allowance of acquired institution	—	8,787	—
Provision for credit losses	29,000	67,000	35,000
Charge-offs	(40,022)	(64,015)	(42,579)
Recoveries	12,506	9,868	15,006

Net charge-offs	(27,516)	(54,147)	(27,573)

Balance, December 31	$165,986	$164,502	$142,862

        The following is a summary of nonperforming loans and related interest foregone:

	December 31,
Dollars in thousands
	2003	2002	2001
Nonaccrual loans	$42,273	$71,357	$38,563

Contractual interest due	$7,525	$3,010	$7,263
Interest collected and applied to principal	3,183	2,576	6,132

Net interest foregone	$4,342	$434	$1,131

        At December 31, 2003, there were $40.7 million of impaired loans included in nonaccrual loans which had an allowance of $5.0 million allocated to them. On a comparable basis, at December 31, 2002, there were $70.3 million of impaired loans which had an allowance of $13.5 million allocated to them. For 2003, 2002, and 2001, the average balances of all impaired loans were $63.0 million, $57.8 million, and $41.3 million, respectively. During 2003, 2002, and 2001, no interest income was recognized on impaired loans until the book balances of these loans were paid off.

        The Corporation has pledged $400.8 million of eligible residential first mortgages as collateral for its borrowing facility at the Federal Home Loan Bank of San Francisco.

Note 5. Premises and Equipment

        The following is a summary of data for the major categories of premises and equipment:

Dollars in thousands	Cost	Accumulated Depreciation And Amortization	Carrying Value	Range of Lives
December 31, 2003
Premises, including land of $2,790	$73,063	$43,277	$29,786	0 to 39 years
Furniture, fixtures and equipment	97,893	75,370	22,523	3 to 10 years
Software	32,839	22,429	10,410	5 years

Total	$203,795	$141,076	$62,719

December 31, 2002
Premises, including land of $2,790	$68,109	$37,537	$30,572	0 to 39 years
Furniture, fixtures and equipment	85,435	65,407	20,028	3 to 10 years
Software	28,944	18,336	10,608	5 years

Total	$182,488	$121,280	$61,208

        Depreciation and amortization expense was $12.8 million in 2003, $13.2 million in 2002, and $13.7 million in 2001. Net rental payments on operating leases included in net occupancy of premises in the consolidated statement of income and comprehensive income were $24.8 million in 2003, $22.9 million in 2002, and $19.6 million in 2001.

        The future net minimum rental commitments were as follows at December 31, 2003:

Dollars in thousands	Net Minimum Rental Commitment
2004	$22,735
2005	23,028
2006	21,526
2007	20,027
2008	18,521
Thereafter	100,511

$206,348

        A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. The Bank paid $1.7 million in 2003, $1.7 million in 2002, and $1.5 million in 2001 for rent and operating expense pass throughs to a real estate partnership in which the Bank owned a 32 percent interest, and Mr. Bram Goldsmith, Chairman of the Board of the Corporation, indirectly owned a 14 percent interest. This building was sold on October 31, 2003 to unrelated parties.

        The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations in acquisitions have been adjusted to current market values through purchase accounting adjustments. The allowance thus created will be accreted over the terms of the leases and reduce the total expense recognized by the Company in its operating expenses. At December 31, 2003, the Company is contractually entitled to receive minimum future rentals of $4.8 million under non-cancelable sub-leases.

Note 6. Income Taxes

        Income taxes (benefits) in the consolidated statement of income and comprehensive income includes the following amounts:

Dollars in thousands	Current	Deferred	Total
2003
Federal	$88,340	$(10,047)	$78,293
State	28,982	671	29,653

Total	$117,322	$(9,376)	$107,946

2002
Federal	$86,243	$(13,900)	$72,343
State	16,465	(9,950)	6,515

Total	$102,708	$(23,850)	$78,858

2001
Federal	$48,208	$16,600	$64,808
State	10,065	(2,900)	7,165

Total	$58,273	$13,700	$71,973

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below.

Net deferred tax assets

	December 31,
Dollars in thousands
	2003	2002
Deferred tax assets:
Allowance for credit losses	$61,553	$69,519
Net operating loss carry forwards	7,177	9,109
Accrued expenses	10,874	7,163
State income taxes	12,490	12,820
Depreciation	5,005	4,495
Other	10,194	5,794

Total gross deferred tax assets	107,293	108,900
Deferred tax liabilities:
Unremitted earnings of subsidiary	19,604	29,475
Core deposit and other intangibles	6,761	9,563
Unrealized gains on cash flow hedges	3,039	4,770
Unrealized gains on available-for-sale securities	6,272	24,564
Deferred loan origination costs	1,657	1,340
Other	4,047	2,610

Total gross deferred tax liabilities	41,380	72,322

Net deferred tax assets	$65,913	$36,578

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

        Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

	Percent of Pretax Income (Loss)
	2003	2002	2001
Statutory rate	35.0%	35.0%	35.0%
Net state income tax	6.5	1.6	2.1
Amortization of goodwill	—	—	1.9
Tax exempt income	(3.4)	(4.0)	(4.1)
Affordable housing investments	(1.5)	(1.9)	(1.2)
All other net	—	(0.6)	(0.7)

Effective tax provision	36.6%	30.1%	33.0%

        The Company's current tax receivable was $17.8 million at December 31, 2003 and $3.5 million at December 31, 2002.

        At December 31, 2003, federal net operating loss carry forwards acquired in the First Los Angeles Bank acquisition in 1995 of $19.4 million will expire in 2010.

        On December 31, 2003, the California Franchise Tax Board announced its position that certain transactions related to real estate investment trusts ("REITs") and regulated investment companies ("RICs") will be disallowed pursuant to California Senate Bill 614 and Assembly Bill 1601. The Company created its two REITs (one of which was previously formed as a RIC in 2000) to raise capital for the Bank. No tax benefits relating to these transactions will be recorded in 2004. The Company believes it is appropriately reserved for the benefits recognized in the three prior years.

Note 7. Retirement Plan

        The Corporation has a profit sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Contributions are made on an annual basis into a trust fund and are allocated to the participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary caps. For 2003, 2002, and 2001, the Company recorded total contributions expense of $14.2 million, $13.2 million, and $11.5 million, respectively.

        Eligible employees may contribute up to 50 percent of their salary, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matched 50 percent of the first 6 percent of covered compensation. For 2003, 2002, and 2001, the Company's matching contribution included in the total contribution above was $2.7 million, $2.5 million, and $2.1 million, respectively.

        During 2002, a SERP was created for one of the officers of the Company. At December 31, 2003, there was a $1.5 million unfunded pension liability and a $1.0 million intangible asset related to this plan. Total expense in 2003 was $0.5 million.

        The Company does not provide for any post retirement employee benefits beyond the profit sharing retirement plan and the SERP.

Note 8. Stock Option Plans

        Under the City National Corporation 2002 Stock Option Plan, 4,204,896 shares of the Corporation's common shares that were reserved for grant of nonqualified stock options were available to be granted as of December 31, 2003. Under the City National Corporation 2001 Stock Option Plan, 111,728 shares of the Corporation's common shares that were reserved for grant of nonqualified stock options were available to be granted as of December 31, 2003. Under the 1995 Omnibus Plan, 174,646 shares of the Corporation's common stock that were reserved for grant of stock options were available to be granted as of December 31, 2003. The Corporation's 1985 Stock Option Plan and 1999 Omnibus Plan have expired but options granted thereunder remain outstanding. Grants to employees are at prices at least equal to the market price of the Corporation's common stock on the effective date of the grant. Generally, in each succeeding year following the date of grant, 25 percent of the options become exercisable. After ten years from grant, all unexercised options will expire.

        The per share weighted-average fair value of stock options granted during 2003, 2002, and 2001 was $12.67, $17.74 and $14.24 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2003-expected dividend yield of 2.50 percent, volatility of 30.57 percent, risk-free interest rate of 2.84 percent and expected life of 7.5 years; 2002-expected dividend yield of 1.75 percent, volatility of 30.97 percent, risk-free interest rate of 4.76 percent and an expected life of 7.5 years; 2001-expected dividend yield of 1.50 percent, volatility of 32.4 percent, risk-free interest rate of 4.98 percent, and an expected life of 7.5 years.

        During the latter part of the second quarter of 2003, stock-based compensation performance awards for 2002 were granted to colleagues of the Company. These performance awards for the first time included restricted stock grants with fewer stock options, which reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues. The Company recorded $905,170 in expense from a straight-line amortization of restricted stock awards for 2003 out of the original $7,604,214 grant recorded as deferred equity compensation in shareholders' equity. Restricted stock vests 25 percent two years from the date of grant with 25 percent vesting in each of the next three consecutive years on the anniversary date of the grant.

        Following is a summary of the transactions under the stock option plans described above:

	2003		2002		2001
Shares in thousands	Number of shares	Weighted Average Option price	Number of shares	Weighted Average Option price	Number of shares	Weighted Average Option price
Options outstanding, January 1	5,965	$36.22	5,131	$30.38	4,629	$27.52
Options granted	642	45.61	1,647	49.64	1,291	36.87
Converted for acquisition	—	—	294	26.80	—	—
Exercised	(1,130)	29.03	(980)	25.21	(665)	22.14
Canceled or expired	(196)	44.09	(127)	37.75	(124)	33.86

Options outstanding, December 31	5,281	38.61	5,965	36.22	5,131	30.38

Exercisable	2,904	34.28	2,905	30.23	2,558	26.48

        During 2003, the Corporation issued 1,129,743 treasury shares in connection with the exercise of stock options. In 2002, the Corporation issued 59,488 treasury shares and 920,910 newly issued shares in connection with the exercise of stock options. In 2001, the Corporation issued 300,455 treasury shares and 364,653 newly issued shares in connection with the exercise of stock options.

        Information concerning currently outstanding and exercisable options at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Shares in thousands	Number Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Outstanding Price	Number Exercisable	Weighted Average Exercise Price
Options issued at prices less than $19.99 per share	271	2.01	$13.18	271	$13.18
Options issued at prices between $20.00 and $35.99 per share	1,154	5.22	29.00	941	29.35
Options issued at prices between $36.00 and $44.99 per share	1,826	6.19	37.24	1,232	37.16
Options issued at prices between $45.00 and $64.99 per share	2,030	8.60	48.70	460	49.09

	5,281			2,904

        At December 31, 2003, nonqualified and incentive stock options covering 1,978,900 and 924,891 shares, respectively, of the Corporation's common stock were exercisable under the plans. At December 31, 2003, 4,491,270 shares were available for future grants.

        The 1995 Ominbus Plan provides that employees may be granted restricted shares of Corporation stock which are subject to forfeiture until the restrictions lapse or terminate. During 2003, the Compensation, Nominating and Governance Committee of the Corporation's Board of Directors awarded 176,973 shares of restricted common stock with a corresponding market value of $7,604,214.

The awarded shares of restricted common stock will vest over a service period of five years. The portion of the market value of the restricted stock related to current service was recognized as compensation expense in 2003 and that portion of the market value relating to future service (deferred equity compensation) will be amortized over the remaining vesting period. The compensation expense for 2003 was $905,170. Shares totaling 184,179 including 7,206 shares from small prior year grants, which are being separately expensed, had not vested at December 31, 2003

        In addition to the above, the Corporation's 2002 Stock Option Plan provides for the automatic annual grant, on the date of the Annual Meeting of Stockholders, of a discounted stock option (which is not an Incentive Stock Option) to each non-employee director, including members of the Compensation, Nominating and Governance Committee to purchase 500 shares of the Corporation's common stock ("Director Stock Options"). The exercise price of Director Stock Options is $1.00 per share, payable in cash or cash equivalents, by surrender of the Corporation's common stock held by the director for at least a year before exercise, or any combination of the two. Director Stock Options fully vest six months after the date of issuance or upon the termination of the holder's directorship (other than for cause), whichever is earlier, and expire 10 years after the date of grant.

Note 9. Deposits and Borrowed Funds

        The following table sets forth the maturity distribution of time deposits.

Dollars in millions	2004	2005	2006	2007	2008	After 2008	Total
Time deposits, $100,000 and over	$796.4	$95.5	$21.0	$21.0	$6.0	$0.3	$940.2
Other Time Deposits	169.8	16.0	4.8	6.0	3.1	0.2	199.9

	$966.2	$111.5	$25.8	$27.0	$9.1	$0.5	$1,140.1

        Details regarding federal funds purchased and securities sold under repurchase agreements as well as other short-term borrowings follows.

	2003			2002			2001
Dollars in thousands	Balances at Year-end	Average Balance	Average % Rate	Balances at Year-end	Average Balance	Average % Rate	Balances at Year-end	Average Balance	Average % Rate
Overnight federal funds purchased and securities sold under repurchase agreements	$111,713	$147,884	1.04	$266,727	$199,109	1.52	$171,531	$326,889	4.04
Other short-term borrowings	65,135	134,838	1.76	125,125	453,109	2.20	415,858	660,840	4.27

        Following is a summary of short-term borrowings and other borrowed funds of the Company excluding overnight federal funds purchased and securities sold under agreements to repurchase.

	December 31,
Dollars in thousands
	2003	2002
Other short-term borrowings:
Treasury, tax and loan note	$125	$125
Federal Home Loan Bank advances	65,010	125,000

Total	$65,135	$125,125

Subordinated debt	$295,723	$303,795

Long-term debt:
Federal Home Loan Bank advances	$—	$65,265
Senior notes	222,087	—
Equity participation notes	8,468	3,417

Total	$230,555	$68,682

        Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities of greater than one year. The maximum amount of other short-term borrowings at any month-end was $205.1 million, $793.6 million, and $890.1 million in 2003, 2002, and 2001, respectively.

        The maximum amount of overnight federal funds purchased and securities sold under agreements to repurchase outstanding at any month-end was $266.3 million, $266.7 million, and $489.0 million in 2003, 2002, and 2001, respectively. The average amount of securities sold under agreements to repurchase was $6.6 million, $11.2 million and $8.7 million during 2003, 2002, and 2001, respectively. The securities underlying the agreements to repurchase remain under the Company's control.

        On February 13, 2003, the Corporation issued $225.0 million of 5.125 percent Senior Notes due 2013 in a private placement. A like amount of exchange notes were subsequently registered pursuant to the Securities Act of 1933 in April 2003 and 100 percent of the Senior Notes were exchanged for the registered notes in an exchange offering with the Senior Notes which closed on May 29, 2003. The carrying value of the senior notes is net of the impact of fair value hedge accounting and issuance costs which are being amortized to interest expense to yield an effective interest rate of 5.28 percent.

        On August 30, 2001, the Bank issued $150.0 million of 6.75 percent, due in 2011, subordinated notes which qualifies as Tier II capital. The carrying value of the subordinated notes is net of the impact of fair value hedge accounting and issuance costs which are being amortized to interest expense to yield an effective interest rate of 6.92 percent.

        On January 12, 1998, the Bank issued $125.0 million of 6.375 percent subordinated notes, due in 2008, in a private offering. These subordinated notes qualify as Tier II capital. The carrying value of the subordinated notes is net of discount and issuance costs which are being amortized to interest expense to yield an effective interest rate of 6.62 percent.

        Federal Home Loan Bank (the FHLB) advances outstanding as of December 31, 2003 totaled $65.0 million all with maturity dates of less than one year and have a weighted interest rate of 2.08 percent. The Bank had $280.1 million and $551.9 million of unused borrowing capacity from the FHLB at December 31, 2003, and 2002, respectively.

        The equity participation notes arose from the acquisitions of CCM and RCB. The RCB notes of $2.1 million mature on December 31, 2005 unless redeemed a year early at the option of the Corporation. These notes accrue interest equal to 10 percent of the operating income of RCB as defined in the notes.

        The CCM notes of $6.4 million mature as follows:

2004	2005	2006	2007	2008	After 2008	Total
$509	$1,651	$622	$157	$2,404	$1,075	$6,418

        Interest on these notes range from 5.75 percent to 7.50 percent.

Note 10. Availability of Funds from Subsidiaries; Restrictions on Cash Balances; Capital

        During 2002, the Bank converted its former registered investment company, a wholly owned subsidiary of the Bank, to a real estate investment trust to provide the Bank with flexibility in raising capital. As of December 31, 2003 and December 31, 2002, the net income and assets of Real Estate Investment Corporation ("CNII") are eliminated in consolidation. As of December 31, 2001, the net income and assets of the former registered investment company were eliminated in consolidation. During 2002, CNII sold 104,580 shares of 8.50 percent Series A Preferred Stock to accredited investors for $10.5 million which is included in minority interest. Dividends of $1,231,586 and $47,619 which are included in minority interest expense were paid in 2003 and 2002, respectively.

        During 2001, the Bank formed and funded CN Real Estate Investment Corporation ("CN"), a wholly owned indirect subsidiary of the Bank which provides the Bank with flexibility in raising capital. As of December 31, 2003, 2002, and 2001, the net income and assets of CN are eliminated in consolidation. City National Bank contributed participation interest in loans with a book value of $1,555.1 million, net of reserves and $50.0 million in cash in exchange for 100 percent of the common stock of CN. During 2002, CN sold 6,828 shares of 8.5 percent Series B Preferred Stock to accredited investors for $6.8 million which is included in minority interest. During 2001, CN sold 33,933 shares of 8.50 percent Series A Preferred Stock to accredited investors for $3.4 million which is included in minority interest. Dividends of $868,811 million and $578,621 million which are included in minority interest expense were paid in 2003 and 2002 on both of the preferred stock issues. There were no dividends paid in 2001.

        The Corporation is authorized to issue 5,000,000 shares of preferred stock. The Corporation's Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and sinking fund terms.

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

        Historically, the majority of the funds for the payment of dividends by the Corporation have been obtained from the Bank. Under federal banking law, dividends declared by national banks in any calendar year may not, without the approval of the Office of the Comptroller of the Currency ("OCC"), exceed net profits (as defined), for that year combined with its retained net income for the preceding two calendar years. At December 31, 2003, the Bank could have declared dividends of $234.9 million without the approval of the OCC.

        Federal banking law also prohibits the Corporation from borrowing from the Bank on less than a fully secured basis. The Corporation had no borrowings at December 31, 2003 from the Bank and $9.7 million at December 31, 2002 which was appropriately secured in compliance with regulatory requirements.

        Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Corporation. During 2003 and 2002, reserve balances averaged approximately $50.0 million and $40.4 million, respectively.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2003, the Corporation and the Bank meet and exceed all capital adequacy requirements to which either is subject. Additionally, the regulatory agencies are required by law to take specific prompt action with respect to banks that do not meet minimum capital standards. As of December 31, 2003, the Bank was categorized as "well capitalized."

        The Corporation's actual amounts and ratios are presented in the following table:

			Adequately Capitalized
	Actual
Dollars in millions
	Amount	Ratio	Amount	Ratio
As of December 2003
Total capital (to risk weighted assets)	$1,280.3	14.86%	$689.0	≥8.0%
Tier 1 capital (to risk weighted assets)	930.9	10.81%	344.5	≥4.0%
Tier 1 capital (to average assets)	930.9	7.48%	497.5	≥4.0%
As of December 2002
Total capital (to risk weighted assets)	$1,204.2	14.26%	$675.6	≥8.0%
Tier 1 capital (to risk weighted assets)	833.5	9.87%	337.8	≥4.0%
Tier 1 capital (to average assets)	833.5	7.55%	441.5	≥4.0%

        The Bank's actual amounts and ratios are presented in the following table:

			Adequately Capitalized
	Actual
Dollars in millions
	Amount	Ratio	Amount	Ratio
As of December 2003
Total capital (to risk weighted assets)	$1,335.6	15.58%	$685.8	≥8.0%
Tier 1 capital (to risk weighted assets)	986.7	11.51%	342.9	≥4.0%
Tier 1 capital (to average assets)	986.7	8.01%	493.0	≥4.0%
As of December 2002
Total capital (to risk weighted assets)	$1,168.4	13.85%	$674.7	≥8.0%
Tier 1 capital (to risk weighted assets)	797.5	9.46%	337.4	≥4.0%
Tier 1 capital (to average assets)	797.5	7.24%	440.7	≥4.0%

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

        Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

        The Company had outstanding loan commitments aggregating $3,426.9 million and $3,141.3 million at December 31, 2003 and 2002, respectively compared to outstanding loan balances of $7,882.7 million and $7,999.5 million, respectively. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments. In addition, the Company had $418.6 million and $337.3 million outstanding in bankers' acceptances and letters of credit of which $368.0 million and $287.7 million relate to standby letters of credit at December 31, 2003 and 2002, respectively. Included in standby letters of credit were $364.9 million and $283.4 million of financial guarantees as of December 31, 2003 and 2002, respectively. Substantially all fees received from the issuance of financial guarantees are deferred and amortized on a straight-line basis over the terms of the guarantee.

        The Company had venture capital fund commitments of $3.9 million of which $1.3 million was funded as of December 31, 2003 and $0.9 million was funded as of December 31, 2002.

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

Loan receivables

        For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using dealer quotes, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded that the allowance for credit losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 2003 and 2002.

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

        The estimated fair values of financial instruments of the Company are as follows:

	December 31, 2003		December 31, 2002
Dollars in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$461.4	$461.4	$497.3	$497.3
Federal funds sold	240.0	240.0	460.0	460.0
Due from banks—interest bearing	405.7	405.7	45.4	45.4
Securities available-for-sale	3,365.7	3,365.7	2,226.7	2,226.7
Trading account assets	91.5	91.5	126.8	126.8
Loans, net of allowance for credit losses	7,716.8	7,739.2	7,835.0	7,941.3
Derivative contracts	42.1	42.1(1)	56.7	56.7(1)
Financial Liabilities
Deposits	$10,937.1	$10,939.6	$9,839.7	$9,845.2
Federal funds purchased and securities sold under resale agreements	111.7	111.7	266.7	266.7
Other short-term borrowings	65.1	65.1	125.1	125.1
Subordinated and long-term debt	526.3	552.9	372.5	384.5
Commitments to extend credit	(18.3)	(18.3)	(16.2)	(16.2)
Commitments to venture capital funds	—	2.6	—	2.4

(1)
Estimated net gains to settle derivative contracts as of respective period ends

Note 13. Parent Corporation Only Condensed Financial Statements

        Condensed parent Corporation financial statements, which include transactions with subsidiaries, follow:

CONDENSED BALANCE SHEET

	December 31,
Dollars in thousands
	2003	2002
Assets
Cash	$42,256	$2,938
Securities available-for-sale	118,308	36,177
Other assets	32,567	3,672
Investment in City National Bank	1,177,784	1,032,644
Investment in non-bank subsidiaries	78,373	47,981

Total assets	$1,449,288	$1,123,412

Liabilities
Notes payable to City National Bank	$—	$9,652
Senior notes	222,087	—
Other liabilities	7,945	3,801

Total liabilities	230,032	13,453
Shareholders' equity	1,219,256	1,109,959

Total liabilities and shareholders' equity	$1,449,288	$1,123,412

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND
COMPREHENSIVE INCOME

	For the year ended December 31,
Dollars in thousands
	2003	2002	2001
Income
Dividends from Bank and non-bank subsidiaries	$10,097	$124,183	$65,420
Interest and dividend income	5,199	3,935	4,135
Gain (loss) on sale of securities	635	(2,281)	188

Total income	15,931	125,837	69,743

Interest on notes payable to Bank and non-affiliates	4,965	1,376	2,255
Other expenses	2,032	1,244	895

Total expenses	6,997	2,620	3,150

Income before taxes and equity in undistributed income of
Bank and non-bank subsidiaries	8,934	123,217	66,593
Income taxes (benefits)	(670)	(1,398)	(503)

Income before equity in undistributed income of Bank and non-bank subsidiaries	9,604	124,615	67,096
Equity in undistributed income of Bank and non-bank subsidiaries	177,073	58,485	79,074

Net income	186,677	183,100	146,170
Other comprehensive income (loss)	(27,497)	29,726	22,167

Comprehensive income	$159,180	$212,826	$168,337

CONDENSED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands
	2003	2002	2001
Cash Flows From Operating Activities
Net income	$186,677	$183,100	$146,170
Adjustments to net income:
Equity in undistributed income of Bank and non-bank subsidiaries	(177,073)	(58,485)	(79,074)
Other, net	4,930	(705)	3,202

Net cash provided by operating activities	14,534	123,910	70,298

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(134,276)	(25,225)	(86,143)
Sales of securities available-for-sale	54,738	86,061	47,279
Investment in subsidiaries	(47,513)	(82,501)	—

Net cash used by investing activities	(127,051)	(21,665)	(38,864)

Cash Flows For Financing Activities
Cash dividends paid	(47,281)	(38,636)	(35,463)
(Repayments to) borrowings from City National Bank	(9,652)	(56,021)	10,055
Other borrowings (repayments)	—	28,700	(15,000)
Net proceeds of issuance of senior notes	221,749	—	—
Repurchase of treasury shares	(45,715)	(59,528)	(5,394)
Stock options exercised	32,734	25,019	14,967

Net cash provided (used) for financing activities	151,835	(100,466)	(30,835)

Net increase in cash	39,318	1,779	599
Cash at beginning of year	2,938	1,159	560

Cash at end of year	$42,256	$2,938	$1,159

Note 14. Derivative Financial Instruments

        The following table presents the notional amount and fair value of interest rate risk management instruments:

	December 31,
	2003		2002
Dollars in millions	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed/pay variable	$1,100.9	$42.1	$806.4	$56.7

        The Company uses interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed rate deposits and borrowings and 2) to certain cash flows related to future interest payments on variable rate loans. As of December 31, 2003, the Company had $1,100.9 million notional amount of interest rate swaps, of which $600.9 million were fair value hedges and $500.0 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $34.9 million. The positive mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $7.2 million, before taxes of $3.0 million.

        Amounts to be paid or received on the cash flow hedge interest rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $9.9 million that were reclassified into net interest income during 2003. Comprehensive income expected to be reclassified into net interest income within the next 12 months is $7.0 million.

        As of December 31, 2002, the Company had $806.4 million notional amount of interest rate swaps, of which $381.4 million were fair value hedges and $425.0 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $45.1 million. In addition, deposits and borrowings included $0.3 million and comprehensive income included $0.8 million, before taxes of $0.4 million relating to interest rate swaps terminated with positive benefit during 2001. These amounts are being amortized into income over the designated hedged period. The positive mark-to-market on the cash flow hedges of variable rate loans resulted in the recognition of other assets and comprehensive income of $11.6 million, before taxes of $4.9 million.

        Interest rate swap agreements involve the exchange of fixed- and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest rate risk management instruments had $42.1 million of credit risk exposure at December 31, 2003 and $56.7 million as of December 31, 2002. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at year-end. The Company's swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to City National Corporation and to City National Bank. As of December 31, 2003, City National Corporation had pledged securities to interest rate swap counterparties with combined market value of $4.9 million as collateral for fair value hedge transactions. As of December 31, 2003, City National Bank had received and was holding $23.0 million as cash collateral for fair value and cash flow hedge transactions.

        The periodic net settlement of interest rate risk management instruments is recorded as an adjustment to net interest income. These interest rate risk management instruments increased net interest income by $31.5 million, $32.2 million, and $15.0 million for 2003, 2002, and 2001, respectively.

Note 15. Net Income Per Common Share

        Basic and diluted net income per common share calculations follow:

	For the year ended December 31,
Dollars in thousands, except for share amounts
	2003	2002	2001
Basic
Net Income	$186,677	$183,100	$146,170

Average Common Shares Outstanding	50,371	49,783	47,937
Average Treasury Shares Outstanding	(1,629)	(220)	(41)
Average Unvested Restricted Shares Outstanding	(99)	—	—

Net Average Common Shares Outstanding	48,643	49,563	47,896

Basic Earnings Per Share	$3.84	$3.69	$3.05

Diluted
Net Income	$186,677	$183,100	$146,170

Average Common Shares Outstanding	50,371	49,783	47,937
Average Treasury Shares Outstanding	(1,629)	(220)	(41)

Net Average Common Shares Outstanding	48,742	49,563	47,896
Stock Option Dilution Adjustment	1,456	1,826	1,480

Shares Outstanding and Equivalents	50,198	51,389	49,376

Diluted Earnings Per Share	$3.72	$3.56	$2.96

        Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period.

        Diluted net income per common share takes into consideration the dilution assuming the Corporation's outstanding stock options were converted or exercised into common shares. The average price of the Corporation's common stock for the period is used to determine the dilutive effect of outstanding stock options utilizing the treasury stock method. Outstanding stock options totaling 5,000 shares, 702,247 shares, and 500 shares were antidilutive at December 31, 2003, 2002, and 2001, respectively.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
FINANCIAL HIGHLIGHTS
SELECTED FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Net Interest Income Summary
Changes in Net Interest Income
Analysis of Changes in Noninterest Expense
Maximum LTV Ratios
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