Form 10-Q
period 2004-03-31
CITY NATIONAL CORP
filed 2004-05-10
CIK 201461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10–Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 1-10521

CITY NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2568550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

City National Center
400 North Roxbury Drive, Beverly Hills, California    90210

(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code    (310) 888–6000

Indicate  by  check  mark  whether  the  registrant (1) has filed  all  reports required  to  be  filed  by  Section  13 or 15  (d) of the Securities Exchange Act of  1934  during  the  preceding 12 months  (or for such shorter period that   the   registrant  was   required  to   file   such  reports),  and  (2)  has been  subject  to  such  filing  requirements  for  the  past  90  days.

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES	☒	NO	☐

Number of shares of common stock outstanding at April 30, 2004:  48,729,779

PART 1 - FINANCIAL INFORMATON

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

Dollars in thousands, except per share amounts	March 31, 2004	December 31, 2003	March 31, 2003
Assets
Cash and due from banks	$472,541	$461,443	$448,152
Federal funds sold	519,000	240,000	615,000
Due from banks - interest bearing .	34,570	405,747	22,975
Securities available-for-sale - cost $3,563,508; $3,350,632 and $2,478,311 at March 31, 2004, December 31, 2003 and March 31, 2003, respectively	3,612,173	3,365,654	2,531,809
Trading account securities	39,549	91,535	53,288
Loans	7,967,639	7,882,742	7,832,823
Less allowance for credit losses	165,072	165,986	169,480
Net loans	7,802,567	7,716,756	7,663,343
Premises and equipment, net	60,175	62,719	62,630
Deferred tax asset	60,049	65,913	43,602
Goodwill	253,737	253,824	230,084
Intangibles	46,120	47,879	25,032
Bank owned life insurance	63,510	62,799	60,682
Affordable housing investments	65,831	66,480	67,326
Other assets	186,085	171,785	181,663
Customers’ acceptance liability	4,617	5,708	6,886
Total assets	$13,220,524	$13,018,242	$12,012,472

Liabilities
Demand deposits	$5,525,627	$5,486,668	$4,625,439
Interest checking deposits	833,003	840,659	660,448
Money market deposits	3,535,809	3,260,959	3,101,656
Savings deposits	196,153	208,701	206,724
Time deposits-under $100,000	195,053	199,875	213,492
Time deposits-$100,000 and over	849,032	940,201	1,056,087
Total deposits	11,134,677	10,937,063	9,863,846
Federal funds purchased and securities sold under repurchase agreements	88,063	111,713	156,002
Other short-term borrowings	50,125	65,135	140,125
Subordinated debt	300,758	295,723	302,573
Long-term debt	239,804	230,555	274,001
Other liabilities	135,370	127,045	120,838
Acceptances outstanding	4,617	5,708	6,886
Total liabilities	11,953,414	11,772,942	10,864,271
Minority interest in consolidated subsidiaries	27,180	26,044	26,512

Commitments and contingencies

Shareholders’ Equity
Preferred Stock authorized - 5,000,000 : none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000; Issued - 50,583,124; 50,459,716 and 50,282,743 shares at March 31, 2004, December 31, 2003 and March 31, 2003, respectively	50,583	50,460	50,283
Additional paid-in capital	409,235	401,233	399,551
Accumulated other comprehensive income	32,237	12,903	37,631
Retained earnings	849,859	814,591	708,849
Deferred equity compensation	(14,343)	(6,699)	—
Treasury shares, at cost - 1,754,657; 1,255,569; and 1,694,129 shares at March 31, 2004, December 31, 2003 and March 31, 2003, respectively	(87,641)	(53,232)	(74,625)
Total shareholders’ equity	1,239,930	1,219,256	1,121,689
Total liabilities and shareholders’ equity	$13,220,524	$13,018,242	$12,012,472

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
In thousands, except per share amounts	2004	2003
Interest Income
Loans	$105,986	$115,736
Securities available-for-sale	37,201	29,431
Federal funds sold and securities purchased under resale agreements	432	411
Due from bank - interest bearing	140	49
Trading account	38	49
Total interest income	143,797	145,676
Interest Expense
Deposits	9,752	13,474
Subordinated debt	1,217	1,414
Other long-term debt	1,439	1,352
Federal funds purchased and securities sold under repurchase agreements	244	625
Other short-term borrowings	173	594
Total interest expense	12,825	17,459
Net interest income	130,972	128,217
Provision for credit losses	—	17,500
Net interest income after provision for credit losses	130,972	110,717
Noninterest Income
Trust and investment fees	15,588	6,538
Brokerage and mutual fund fees	8,726	8,942
Cash management and deposit transaction charges	10,826	10,917
International services	5,126	4,328
Bank owned life insurance	831	714
Gain on sale of loans and assets	—	102
Gain on sale of securities	629	1,230
Other	4,844	6,205
Total noninterest income	46,570	38,976
Noninterest Expense
Salaries and employee benefits	59,676	51,805
Net occupancy of premises	7,308	6,969
Professional fees	6,106	6,436
Information services	4,522	4,253
Depreciation	3,228	3,119
Marketing and advertising	3,507	3,112
Office services	2,419	2,570
Amortization of intangibles	1,759	1,976
Equipment	765	666
Other operating	5,241	4,506
Total noninterest expense	94,531	85,412
Minority interest in net income of consolidated subsidiaries	1,600	475
Income before income taxes	81,411	63,806
Income taxes	30,513	20,151
Net income	50,898	43,655
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	31,091	(2,848)
Unrealized gain on cash flow hedges	2,891	528
Less reclassification adjustment for gain included in net income	613	2,455
Income taxes (benefit)	14,035	(2,006)
Other comprehensive income (loss)	19,334	(2,769)
Comprehensive income	$70,232	$40,886
Net income per share, basic	$1.04	$0.89
Net income per share, diluted	$1.00	$0.87
Shares used to compute income per share, basic	48,732	48,779
Shares used to compute income per share, diluted	50,679	50,124
Dividends per share	$0.320	$0.205

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
Dollars in thousands	2004	2003

Cash Flows From Operating Activities
Net income	$50,898	$43,655
Adjustments to net income:
Provision for credit losses	—	17,500
Amortization of restricted stock awards	508	—
Amortization of intangibles	1,759	1,976
Depreciation	3,228	3,119
Deferred income tax benefit	(8,171)	(5,018)
Gain on sales of loans and assets	—	(102)
Gain on sales of securities	(629)	(1,230)
Net decrease (increase) in other assets	6,800	(43,047)
Net decrease in trading securities	51,986	118,923
Other, net	6,306	52,845
Net cash provided by operating activities	112,685	188,621

Cash Flows From Investing Activities
Purchase of securities	(455,043)	(714,151)
Sales of securities available-or-ale	46,799	49,475
Maturities and paydowns of securities	193,811	354,823
Loan principal collections (originations), net	(84,897)	151,765
Purchase of premises and equipment	(1,649)	(5,449)
Other, net	—	(1)
Net cash used by investing activities	(300,979)	(163,538)

Cash Flows From Financing Activities
Net increase in deposits	197,614	24,148
Net decrease in federal funds purchased and securities sold under repurchase agreements	(23,650)	(110,725)
Net decrease in short-term borrowings, net of transfers from long-term debt	(15,010)	—
Repayment of long-term debt	—	(1,367)
Net proceeds of issuance of senior debt	—	221,749
Proceeds from exercise of stock options	7,273	2,808
Stock repurchases	(43,382)	(22,841)
Cash dividends paid	(15,630)	(10,001)
Net cash provided by financing activities	107,215	103,771

Net (decrease) increase in cash and cash equivalents	(81,079)	128,854
Cash and cash equivalents at beginning of year	1,107,190	957,273
Cash and cash equivalents at end of period	$1,026,111	$1,086,127

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$20,170	$20,919
Income taxes	—	6,000

Non-cash investing activities:
Transfer from loans to foreclosed assets	$—	$—
Transfer from long-term debt to short-term borrowings	—	15,000

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended March 31,
Dollars in thousands	2004	2003

Common Stock
Balance, beginning of period	$50,460	$50,283
Restricted stock and units issued	123	—
Balance, end of period	50,583	50,283

Additional paid-in capital
Balance, beginning of period	401,233	400,866
Tax benefit from stock options	1,673	878
Stock options exercised	(1,700)	(2,193)
Restricted stock and units issued	8,029	—
Balance, end of period	409,235	399,551

Accumulated other comprehensive income
Balance, beginning of period	12,903	40,400
Other comprehensive income (loss) net of income taxes	19,334	(2,769)
Balance, end of period	32,237	37,631

Retained earnings
Balance, beginning of period	814,591	675,195
Net income	50,898	43,655
Dividends paid	(15,630)	(10,001)
Balance, end of period	849,859	708,849

Deferred equity compensation
Balance, beginning of period	(6,699)	—
Restricted stock and units issued	(8,152)	—
Amortization of restricted stock awards	508
Balance, end of period	(14,343)	—

Treasury shares
Balance, beginning of period	(53,232)	(56,785)
Purchase of shares	(43,382)	(22,841)
Issuance of shares for stock options	8,973	5,001
Balance, end of period	(87,641)	(74,625)

Total shareholders’ equity	$1,239,930	$1,121,689

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

2.               The results of operations reflect the interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results for the 2004 interim period are not necessarily indicative of the results expected for the full year.

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

5.               Reserves established as a purchase price adjustment for the February 29, 2000 acquisition of The Pacific Bank N.A. of $0.7 million for exit costs relating to surplus space remain as of March 31, 2004.  Reserves established as a purchase price adjustment for the February 28, 2002 acquisition of Civic BanCorp of $0.2 million for exit costs relating to surplus space remain as of March 31, 2004.

6.               The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/04 - 01/31/04	420,900		$58.77	420,900	329,000
02/01/04 - 02/29/04	187,300		60.00	187,300	141,700
03/01/04 - 03/31/04	124,800		59.36	124,800	1,016,900	(2)
	733,000	(1)	59.18	733,000	1,016,900

(1) We repurchased an aggregate of 733,000 shares of our common stock pursuant to repurchase programs that we publicly announced on January 22, 2003 and July 15, 2003 (the “Programs”).

(2)   Our board of directors, on March 24, 2004, approved the repurchase by us of up to an aggregate of  1 million shares of our common stock pursuant to a new program  to follow completion of the Programs described in (1) above.  Unless terminated earlier by resolution of our board of directors, the Programs will expire when we have repurchased all shares authorized for repurchase thereunder.

Basic earnings per share is based on the weighted average shares of common stock outstanding less unvested restricted shares and units.  Diluted earnings per share gives effect to all dilutive potential common shares which consists of stock options and restricted shares and units that were outstanding during the period.  At March 31, 2004, 481,758 stock options were antidilutive compared with 689,051 antidilutive stock options at March 31, 2003.

7.               The Company applies APB Opinion No. 25 in accounting for stock option plans and, accordingly, no compensation cost has been recognized for its plans in the financial statements.  As a practice, the Corporation’s stock option grants are such that the exercise price equals the current market price of the common stock.  Had the

Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 using the Black Scholes option-pricing model, the Company’s proforma net income would have been reduced to the proforma amounts indicated below:

	For the three months ended March 31,
Dollars in thousands, except for per share amounts	2004	2003
Net income, as reported	$50,898	$43,655
Proforma net income	50,175	42,188
Net income per share, basic, as reported	1.04	0.89
Proforma net income per share, basic	1.03	0.86
Net income per share, diluted, as reported	1.00	0.87
Proforma net income per share, diluted	0.99	0.84
Percentage reduction in net income per share, diluted	1.00%	3.45%

During the latter part of the second quarter of 2003, stock-based compensation performance awards for 2002 were granted to colleagues of the Company.  These performance awards for the first time included restricted stock grants with fewer stock options, which reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues.  The number of shares awarded was further reduced in 2004 for stock-based compensation performance awards for 2003 when the Company took into consideration changes in the value of the Company’s stock price when determining share awards.  The 2004 percentage reduction in net income per share, diluted is lower because a fewer number of stock options have been awarded with a portion replaced by restricted stock awards, the cost of which is charged to noninterest expense.  The Company recorded $508,000 in expense for restricted stock awards in the first quarter of 2004.  There was no expense for restricted stock awards in the first quarter of 2003 since the first grant was not until June 2003.

The Black Scholes option-pricing model requires assumptions on expected life of the options that is based upon the pattern of exercise of options granted by the Corporation in the past; volatility based on changes in the price of the Corporation’s common stock during the past 10 years, measured monthly; dividend yield and risk-free investment rate.  Actual dividend payments will depend upon a number of factors, including future financial results, and may differ substantially from the assumption.  The risk-free investment rate is based on the yield on 10-year U.S. Treasury Notes on the grant date.

The actual value, if any, which a grantee may realize will depend upon the difference between the option exercise price and the market price of the Corporation’s common stock on the date of exercise.

8.               On April 1, 2003, the Corporation acquired Convergent Capital Management LLC, a privately held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms.  Combined, these 10 firms manage assets of approximately $9.4 billion as of March 31, 2004.  The purchase price was $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt.  The acquisition resulted in $25.8 million in customer contract intangibles, which are being amortized over 20 years, and $21.5 million in goodwill.

9.     As previously reported, the California Franchise Tax Board (the “FTB”) announced that it is taking the position that certain tax deductions related to real estate investment trusts (“REITs”) and regulated investment companies (“RICs”) will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003.  The Company created its REITs (one of which was previously formed as a RIC in 2000) to raise capital for the Bank.  While the Company’s management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the statutory Voluntary Compliance Initiative (“VCI”)  requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties should the FTB choose to litigate the Company’s position on the appropriate tax treatment of REITs and RICs.

On April 15, 2004, the Company made payment of taxes and interest to the FTB of $66.2 million for tax years 2000, 2001, and 2002.  We continue to believe that the tax deductions are appropriate and, as such, we have also filed refund claims for the amounts paid with the amended returns.  The refund claims for these years will be  reflected as assets in the Company’s consolidated financial statements.  As a result of these actions the Company retains  potential exposure for assertion of an accuracy-rated penalty should the FTB prevail in its position, in addition to the risk of not being successful in our refund claim for taxes and interest.  Management believes potential exposure to all other penalties has been eliminated.  On advice of our advisors, management intends to aggressively pursue its claims for refund for the 2000 through 2003 tax years.

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

(Unaudited)

	At or for the three months ended			Percentage change March 31, 2004 from
Dollars in thousands, except per share amount	March 31, 2004	December 31, 2003	March 31, 2003	December 31, 2003	March 31, 2003

For The Quarter
Net income	$50,898	$44,438	$43,655	15%	17%
Net income per common share, basic	1.04	0.91	0.89	14	17
Net income per common share, diluted	1.00	0.87	0.87	15	15

At Quarter End
Assets	$13,220,524	$13,018,242	$12,012,472	2	10
Deposits	11,134,677	10,937,063	9,863,846	2	13
Loans	7,967,639	7,882,742	7,832,823	1	2
Securities	3,612,173	3,365,654	2,531,809	7	43
Shareholders’ equity	1,239,930	1,219,256	1,121,689	2	11
Book value per share	25.54	24.85	23.09	3	11

Average Balances
Assets	$12,606,754	$12,756,557	$11,480,626	(1)	10
Deposits	10,533,471	10,693,959	9,373,839	(2)	12
Loans	7,886,333	7,605,417	7,964,338	4	(1)
Securities	3,462,547	3,424,291	2,414,970	1	43
Shareholders’ equity	1,222,017	1,200,390	1,117,573	2	9

Selected Ratios
Return on average assets	1.62%	1.38%	1.54%	17	5
Return on average shareholders’ equity	16.75	14.69	15.84	14	6
Corporation’s tier 1 leverage	7.61	7.48	7.65	2	(1)
Corporation’s tier 1 risk-based capital	10.67	10.81	10.30	(1)	4
Corporation’s total risk-based capital	14.43	14.86	14.46	(3)	(0)
Dividend payout ratio, per share	30.71	30.94	22.91	(1)	34
Net interest margin	4.66	4.52	5.07	3	(8)
Efficiency ratio *	53.39	52.77	50.28	1	6

Asset Quality Ratios
Nonaccrual loans to total loans	0.54%	0.54%	1.27%	0	(57)
Nonaccrual loans and ORE to toal loans and ORE	0.54	0.54	1.28	0	(58)
Allowance for credit losses to total loans	2.07	2.11	2.16	(2)	(4)
Allowance for credit losses to nonaccrual loans	386.29	392.65	169.93	(2)	127
Net charge-offs to average loans - annualized	(0.05)	(0.01)	(0.64)	400	(92)

*                 The efficiency ratio is defined as noninterest expense excluding ORE expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” below relating to “forward-looking” statements included in this report.

RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified four policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  These policies relate to the accounting for securities, the allowance for credit losses, derivatives and hedging activities and stock-based performance plans.  The Company, in consultation with the Audit Committee, has reviewed and approved these critical accounting policies, which are further described in Management’s Discussion and Analysis and Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements in the Company’s 2003 Form 10-K.  There have been no material changes to the Company’s accounting policies since the last reporting period.

 Overview

The Corporation recorded net income of $50.9 million, or $1.00 per common share, for the first quarter of 2004, compared with net income of $43.7 million, or $0.87 per share, for the first quarter of 2003.

Highlights

•                  Average deposits were up 12 percent and average core deposits were up 16 percent from the same period a year ago.

•                  Average loans came to nearly $7.9 billion for the first quarter of 2004, $280.9 million higher than the fourth quarter 2003 total of $7.6 billion.  Period-end loan balances at March 31, 2004 of $8.0 billion increased $84.9 million from $7.9 billion at December 31, 2003.

•                  No provision for credit losses was recorded for the first quarter of 2004, a result of continued strong credit quality and an appropriate allowance for credit losses.  Net loan charge-offs were $0.9 million for the quarter.  Nonaccrual loans were $42.7 million, down 57 percent from March 31, 2003, and up 1 percent from December 31, 2003.

•                  Average securities for the first quarter of 2004 were up 43 percent from the prior-year quarter due to higher deposit balances, and were up 1 percent from the fourth quarter of 2003.  The average duration of the total available-for-sale securities portfolio at March 31, 2004 was 3.1 years.

•                  First-quarter noninterest income rose 19 percent over the same period a year ago.  Assets under management and administration surpassed $30 billion for the first time.  First-quarter 2004 results include the operations of Convergent Capital Management LLC (“CCM”) while first-quarter 2003 results do not include any CCM results since the acquisition was not completed until April 1, 2003.

Dollars in millions, except per share	For the three months ended March 31,		% Change	For the three months ended December 31, 2003
	2004	2003
Earnings Per Share	$1.00	$0.87	15	$0.87
Net Income	50.9	43.7	17	44.4
Average Assets	12,606.8	11,480.6	10	12,756.6
Return on Average Assets	1.62%	1.54%	5	1.38%
Return on Average Equity	16.75	15.84	6	14.69

As previously disclosed, in 2004 the Company is continuing its practice, adopted in the fourth quarter of 2003, of not recognizing tax benefits associated with its real estate investment trusts (“REITS”) in its financial statements.  First-quarter 2003 results included $2.8 million in net income, or $0.06 per share, from tax benefits of the Company’s two REITS.  Fourth-quarter 2003 results included a net charge of $8.1 million, or $0.16 per share, from the reversal of the REIT tax benefits recognized in the first three quarters of 2003.

Return on average assets and the return on average shareholders’ equity for the first quarter of 2004 increased from the same period a year ago due to higher net income.

Outlook

Consistent with its April 14, 2004 first-quarter earnings release, management continues to expect net income per diluted common share for 2004 to be approximately 7 to 9 percent higher than net income per diluted common share for 2003, based on current economic conditions and the business indicators below:

•	Average loan growth	6 to 9 percent
•	Average deposit growth	6 to 9 percent
•	Net interest margin	4.50 to 4.70 percent
•	Provision for credit losses	$10 million to $20 million
•	Noninterest income growth	6 to 8 percent
•	Noninterest expense growth	8 to 10 percent
•	Effective tax rate	36 to 38 percent

The Company considers that it is premature to modify its net income per share guidance in light of modest commercial loan demand to date.  Our outlook for 2004 is still built on the assumption that short-term interest rates will stay where they are until later this year.  An increase in interest rates sooner will increase net interest income since the Company is naturally asset-sensitive.

Revenues

First-quarter revenues (net interest income plus noninterest income) increased 6 percent to $177.5 million, compared with $167.2 million for the same period in 2003 due to higher net interest income, and noninterest income from the acquisition of CCM.  Revenues were down 1 percent from the fourth quarter of 2003 due to the absence of participating mortgage loan (“PML”) fees in the first quarter of 2004.  (These are fees earned upon completion of certain real estate construction projects and repayment of debt where the Company participates in the profits of the project by funding a portion of the equity requirement for the project.)

Net Interest Income

Fully taxable-equivalent net interest income for the first quarter of 2004 was $134.3 million, compared with $131.9 million for the first quarter of 2003 and $134.0 for the fourth quarter of 2003.

Dollars in millions	For the three months ended March 31,		% Change	For the three months ended December 31, 2003
	2004	2003
Average Loans	$7,886.3	$7,964.3	(1)	$7,605.4
Average Securities	3,462.5	2,415.0	43	3,424.3
Average Deposits	10,533.5	9,373.8	12	10,694.0
Average Core Deposits	9,621.2	8,326.5	16	9,737.3
Fully Taxable-Equivalent Net Interest Income	134.3	131.9	2	134.0
Net Interest Margin	4.66%	5.07%	(8)	4.52%

Average loans for the first quarter of 2004 were slightly lower than they were in the first quarter of 2003, but increased 4 percent from the fourth quarter of 2003.  Compared with the prior-year first-quarter averages, residential first mortgage loans rose 11 percent; real estate mortgage loans rose 5 percent; real estate construction loans rose 2 percent; and commercial loans decreased 11 percent.  Compared with the fourth quarter of 2003, average loans increased in all categories except installment loans.

Period-end March 31, 2004 loans increased $84.9 million from December 31, 2003, reflecting growth in residential first mortgage, real estate mortgage, and real estate construction loans.

Average securities increased 43 percent for the first quarter of 2004 compared with the same period for 2003 primarily due to higher deposit balances.  Average securities were slightly higher than the fourth quarter of 2003.  As of March 31, 2004, unrealized gains on securities available-for-sale were $48.7 million.  The average duration of total available-for-sale securities at March 31, 2004 was 3.1 years compared with 3.4 years at December 31, 2003 and 2.3 years at March 31, 2003.

Average deposits during the first quarter of 2004 increased 12 percent over the same period last year and were down 2 percent from the fourth quarter of 2003, the latter change reflecting historical seasonal trends.  Average core deposits represented 91 percent, 89 percent, and 91 percent of the total average deposit base for the first quarters of 2004 and 2003, and the fourth quarter of 2003, respectively.  New clients and higher client balances maintained as deposits to pay for services contributed to the year-over-year growth of deposits.

The net interest margin was slightly higher than the fourth quarter of 2003 due to higher yielding interest-earning assets.

As part of the Company’s long-standing asset/liability management strategy, its “plain vanilla” interest rate swaps hedging loans, deposits and borrowings, with a notional value of  $1.1 billion, added $8.3 million to net interest income in the first quarter of 2004, compared with $7.5 million in the first quarter of 2003 and $8.3 million in the fourth quarter of 2003.  These amounts included $6.0 million, $4.5 million, and $6.1 million, respectively, for interest rate swaps qualifying as fair value hedges.  Income from swaps qualifying as cash-flow hedges was $2.3 million for the first quarter of 2004, compared with $3.0 million for the first quarter of 2003, and $2.2 million for the fourth quarter of 2003.  Income from existing swaps qualifying as cash-flow hedges of loans expected to be recorded in net interest income within the next 12 months is $6.5 million.

Interest recovered on nonaccrual and charged-off loans included in net interest income for the first quarter of 2004 was $0.7 million, compared with $0.6 million for the first quarter of 2003, and $0.3 million for the fourth quarter of 2003.

The Bank’s prime rate was 4.00 percent as of March 31, 2004, compared with 4.25 percent a year earlier.

The following table presents the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2004 and 2003.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Net Interest Income Summary

	For the three months ended March 31, 2004			For the three months ended March 31, 2003
Dollars in thousands	Average Balance	Interest income/ expense (2)	Average interest rate	Average Balance	Interest income/ expense (2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,172,149	$40,142	5.09%	$3,560,411	$47,190	5.38
Real estate mortgages	2,001,733	30,214	6.07	1,908,554	31,652	6.73
Residential first mortgages	1,952,305	26,801	5.52	1,756,838	28,164	6.50
Real estate construction	678,479	8,571	5.08	663,956	8,840	5.40
Installment	81,667	1,432	7.05	74,579	1,500	8.16
Total loans (1)	7,886,333	107,160	5.47	7,964,338	117,346	5.98
Due from banks - interest bearing	78,348	140	0.72	26,826	49	0.74
Securities available-for-sale	3,432,391	39,390	4.62	2,385,584	31,460	5.35
Federal funds sold and securities purchased under resale agreements	174,649	432	0.99	132,989	411	1.25
Trading account securities	30,156	39	0.52	29,386	52	0.72
Total interest-earning assets	11,601,877	147,161	5.10	10,539,123	149,318	5.75
Allowance for credit losses	(166,660)			(169,424)
Cash and due from banks	447,220			441,078
Other nonearning assets	724,317			669,849
Total assets	$12,606,754			$11,480,626

Liabilities and Shareholders' Equity
Interest-bearing deposits
Interest checking accounts	$802,578	166	0.08	$674,809	337	0.20
Money market accounts	3,421,000	5,819	0.68	2,988,825	7,573	1.03
Savings deposits	204,741	133	0.26	198,295	262	0.54
Time deposits - under $100,000	197,660	711	1.45	215,691	1,010	1.90
Time deposits - $100,000 and over	912,315	2,923	1.29	1,047,354	4,292	1.66
Total interest - bearing deposits	5,538,294	9,752	0.71	5,124,974	13,474	1.07

Federal funds purchased and securities sold under repurchase agreements	111,763	244	0.88	219,518	625	1.15
Other borrowings	578,988	2,829	1.97	615,443	3,360	2.21
Total interest - bearing liabilities	6,229,045	12,825	0.83	5,959,935	17,459	1.19
Noninterest - bearing deposits	4,995,177			4,248,865
Other liabilities	160,515			154,253
Shareholders’ equity	1,222,017			1,117,573
Total liabilities and shareholders’ equity	$12,606,754			$11,480,626
Net interest spread			4.27%			4.56%
Fully taxable-equivalent net interest income		$134,336			$131,859
Net interest margin			4.66%			5.07%

(1)           Includes average nonaccrual loans of $41,279 and $83,037 for 2004 and 2003, respectively.

(2)           Loan income includes loan fees of $5,328 and $5,428 for 2004 and 2003, respectively.

Net interest income is impacted by the volume, mix, and rate of interest-earning assets and interest-bearing liabilities.  The following table shows changes in net interest income on a fully taxable-equivalent basis between the first quarter of 2004 and the first quarter of 2003, as well as between the first quarter of 2003 and the first quarter of 2002.

Changes In Net Interest Income

Dollars in thousands	For the three months ended March 31, 2004 vs 2003			For the three months ended March 31, 2003 vs 2002
	Increase (decrease) due to		Net increase	Increase (decrease) due to		Net increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$(1,057)	$(9,129)	$(10,186)	$7,823	$(12,663)	$(4,840)
Due from banks - interest bearing	92	(1)	91	6	(35)	(29)
Securities available-for-sale	12,625	(4,695)	7,930	7,323	(5,017)	2,306
Federal funds sold and securities purchased under resale agreements	115	(94)	21	13	(109)	(96)
Trading account securities	1	(14)	(13)	(21)	(57)	(78)
Total interest-earning assets	11,776	(13,933)	(2,157)	15,144	(17,881)	(2,737)

Interest paid on:
Interest checking deposits	56	(227)	(171)	61	(77)	(16)
Money market deposits	1,022	(2,776)	(1,754)	2,551	(2,725)	(174)
Savings deposits	9	(138)	(129)	(116)	(349)	(465)
Other time deposits	(590)	(1,078)	(1,668)	(1,713)	(3,101)	(4,814)
Other borrowings	(632)	(280)	(912)	(2,638)	(1,097)	(3,735)
Total interest-bearing liabilities	(135)	(4,499)	(4,634)	(1,855)	(7,349)	(9,204)
	$11,911	$(9,434)	$2,477	$16,999	$(10,532)	$6,467

The impact of interest rate swaps, which increases loan interest income and reduces deposit and borrowing interest expense, is included in rate changes.

Provision for Credit Losses

The Company made no provision for credit losses in the first quarter of 2004.  This was attributable to the continued strong credit quality of its portfolio; a low level of net charged-off and nonaccrual loans; management’s ongoing assessment of the credit quality of the portfolio, modest loan growth and an improving economic environment.  Management believes the allowance for credit losses is adequate to cover risks in the portfolio at March 31, 2004.  See “— Allowance for Credit Losses.”

Noninterest Income

In the first quarter of 2004, noninterest income increased to $46.6 million, up 19 percent from $39.0 million in the first quarter of 2003.  This growth was mainly attributable to the CCM acquisition which was completed on April 1, 2003.  Noninterest income was 3 percent lower than the fourth quarter of 2003 due to the absence of PML fees in the first quarter of 2004.  This more than offset an increase in trust and investment fees.

As a percentage of total revenues, noninterest income was 26 percent for the first quarter of 2004 compared with 23 percent and 27 percent for the first quarter of 2003 and the fourth quarter of 2003, respectively.

Wealth Management

Dollars in millions	At or for the three months ended March 31,		% Change	At or for the three months ended December 31, 2003
	2004	2003

Trust and Investment Fees	$15.6	$6.5	138	$14.2
Brokerage and Mutual Fund Fees	8.7	8.9	(2)	9.1
Assets Under Administration	30,532.3	19,840.8	54	28,835.3
Assets Under Management (1)(2)	14,339.3	6,978.0	105	13,610.8

(1)          Included above in assets under administration

(2)          Excludes $3,591 million and $2,858 million of assets under management for the CCM minority-owned asset managers as of March 31, 2004 and December 31, 2003, respectively

Assets under management at March 31, 2004 increased from the same period last year primarily due to the CCM acquisition.  New business, aided by strong relative investment performance and higher market values, also contributed to the increase during the first quarter of 2004.  The trust and investment fee revenue increase over both the first and fourth quarters of 2003 was driven by higher balances under management or administration.  Increases in market values are reflected in fee income primarily on a trailing-quarter basis.  Brokerage and mutual fund fees are down primarily due to a decline in money-market balances.

Other Noninterest Income

Cash management and deposit transaction fees for the first quarter of 2004 decreased 1 percent from the first quarter of 2003.  Cash management and deposit transaction fees increased 4 percent from the fourth quarter of 2003 due to the recognition in arrears of annual fees.

International services fees for the first quarter of 2004 were up 18 percent over the same period last year primarily due to higher foreign exchange and trade finance income.  These fees were essentially the same compared with the fourth quarter of 2003.

Other income in the first quarter of 2004 declined $1.4 million and $2.9 million from the first quarter and fourth quarter of 2003, respectively.  The decline from one year ago was primarily attributable to the absence of $1.2 million of fees received from the sale of certain merchant credit card business and $0.2 million of interest on loans available for sale.  The decline from the fourth quarter last year was due primarily to the absence of $2.6 million in PML fees.

The Company realized $0.6 million in gains on the sale of loans, assets and debt repurchase, and gains on the sale of securities for the first quarter of 2004, compared with $1.3 million in gains for the first quarter of 2003 and $0.5 million in gains for the fourth quarter of 2003.

Noninterest Expense

Noninterest expense was $94.5 million in the first quarter of 2004, up 11 percent from $85.4 million for the first quarter of 2003 and down 1 percent from $95.1 million for the fourth quarter of 2003.  Compared with the first quarter of 2003, expenses grew primarily because of the acquisition of CCM.  In addition, first-quarter 2004 noninterest expense included the cost of restricted stock awards made in the second quarter of 2003 and the first quarter of 2004.  These restricted stock awards continue to replace a portion of the stock option grants that are part of the Company’s equity compensation program.

The efficiency ratio for the first quarter of 2004 was 53.39 percent, compared with 50.28 percent for the first quarter of 2003 and 52.77 percent for the fourth quarter of 2003.  The increase in the efficiency ratio over the year ago period is primarily attributable to the acquisition of CCM.

Minority Interest

Minority interest consists of preferred stock dividends on the Bank’s real estate investment trust subsidiaries and the minority ownership share of earnings of the Corporation’s majority owned asset management firms.

Income Taxes

The first-quarter 2004 effective tax rate was 37.5 percent, compared with 36.6 percent for all of 2003.  The effective tax rate reflects changes in the mix of tax rates applicable to income before tax.  Quarterly comparisons with the first three quarters of 2003 will be impacted by the real estate investment trust (“REIT”) state tax benefits which were added to net income in the first three quarters of 2003 and were reversed in the fourth quarter of 2003.

The effective tax rates differ from the applicable statutory federal tax rate due to various factors, including state taxes, tax-exempt income including interest on bank-owned life insurance, and affordable housing investments.

The Company’s tax returns are being audited by the Internal Revenue Service back to 1998 and by the Franchise Tax Board of the State of California back to 1996.  From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions.  When, and if, such differences occur and become probable and estimable, such amounts will be recognized.

As previously reported, the California Franchise Tax Board (the “FTB”) announced that it is taking the position that certain tax deductions related to real estate investment trusts (“REITs”) and regulated investment companies (“RICs”) will be disallowed pursuant to California Senate Bill 614 and California Assembly Bill 1601, which were signed into law in the fourth quarter of 2003.  The Company created its REITs (one of which was previously formed as a RIC in 2000) to raise capital for the Bank.  While the Company’s management continues to believe that the tax benefits realized in previous years were appropriate and fully defensible under the existing tax codes at that time, the Company has deemed it prudent to participate in the statutory Voluntary Compliance Initiative (“VCI”)  requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties should the FTB choose to litigate the Company’s position on the appropriate tax treatment of REITs and RICs.

On April 15, 2004, the Company made payment of taxes and interest to the FTB of $66.2 million for tax years 2000, 2001, and 2002.  We continue to believe that the tax deductions are appropriate and, as such, we have also filed refund claims for the amounts paid with the amended returns.  The refund claims for these years will be  reflected as assets in the Company’s consolidated financial statements.  As a result of these actions the Company retains potential exposure for assertion of an accuracy-rated penalty should the FTB prevail in its position, in addition to the risk of not being successful in our refund claim for taxes and interest.  Management believes potential exposure to all other penalties has been eliminated.  On advice of our advisors, management intends to aggressively pursue its claims for refund for the 2000 through 2003 tax years.

BALANCE SHEET ANALYSIS

Average assets of $12.6 billion were 10 percent higher than the first quarter of 2003, primarily due to an increase in deposits, which were invested in securities and, to a lesser extent, federal funds sold.  Total assets at March 31, 2004 increased 10 percent to $13.2 billion from $12.0 billion at March 31, 2003 and increased 2 percent from $13.0 billion at December 31, 2003.

Total average interest-earning assets for the first quarter of 2004 were $11.6 billion, an increase of 10 percent over the $10.5 billion in total average interest-earning assets for the first quarter of 2003 and were 1 percent lower than the $11.7 billion in average interest-earning assets for the fourth quarter of 2003.

Securities

Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

	March 31, 2004		December 31, 2003		March 31, 2003
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$349,978	$354,096	$345,725	$348,468	$287,444	$292,055
Mortgage-backed	2,758,964	2,787,267	2,561,976	2,561,997	1,763,370	1,801,838
State and Municipal	266,329	279,075	255,355	268,041	228,619	241,479
Other	—	—	—	—	5,449	4,620
Total debt securities	3,375,271	3,420,438	3,163,056	3,178,506	2,284,882	2,339,992
Marketable equity securities	188,237	191,735	187,576	187,148	193,429	191,817
Total securities	$3,563,508	$3,612,173	$3,350,632	$3,365,654	$2,478,311	$2,531,809

Average securities available-for-sale continued to increase primarily due to strong deposit growth.  At March 31, 2004, securities available-for-sale totaled $3.6 billion, an increase of $1.1 billion compared with holdings at March 31, 2003 and an increase of $0.2 billion from December 31, 2003.  At March 31, 2004 the portfolio had an unrealized net gain of $48.7 million compared with $15.0 million and $53.5 million at December 31, 2003 and March 31, 2003, respectively.  The average duration of total available-for-sale securities at March 31, 2004 was 3.1 years.    The 3.1 duration compares with 3.4 at December 31, 2003 and 2.3 at March 31, 2003.  Duration provides a measure of fair value sensitivity to changes in interest rates.  This is within the investment guidelines set by the Company’s

Asset/Liability Committee and the interest rate risk guidelines set by the Board of Directors.  See “— Asset /Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the contractual remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of March 31, 2004.  Contractual maturities of mortgage-backed securities are substantially longer than their expected maturities due to scheduled and unscheduled principal payments.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)

U.S. Government and federal agency	$25,933	4.07	$327,096	3.28	$1,067	6.17	$—	—	$354,096	3.35
Mortgage—backed	171,436	4.21	—	—	290,061	3.99	2,325,770	4.54	2,787,267	4.46
State and Municipal	6,003	6.93	117,066	6.66	98,118	6.29	57,888	6.10	279,075	6.42
Total debt securities	$203,372	4.27	$444,162	4.17	$389,246	4.58	$2,383,658	4.58	$3,420,438	4.51

Amortized cost	$199,641		$433,287		$381,509		$2,360,834		$3,375,271

Dividend income included in interest income on securities in the Unaudited Consolidated Statement of Income and Comprehensive Income for the first quarter of both 2004 and 2003 was $1.9 million.

Loan Portfolio

A comparative period-end loan table is presented below:

Loans

Dollars in thousands	March 31, 2004	December 31, 2003	March 31, 2003

Commercial	$3,163,312	$3,222,444	$3,401,610
Real estate mortgages	2,004,860	2,002,229	1,920,209
Residential first mortgages	1,977,952	1,937,979	1,762,629
Real estate construction	741,637	637,595	676,618
Installment	79,878	82,495	71,757
Total loans, gross	7,967,639	7,882,742	7,832,823
Less allowance for credit losses	165,072	165,986	169,480
Total loans, net	$7,802,567	$7,716,756	$7,663,343

Total loans at March 31, 2004 were 2 percent and 1 percent higher than total loans at March 31, 2003 and December 31, 2003, respectively.  At March 31, 2004, the Company’s loan portfolio included approximately $478.7 million of loans managed in Northern California offices.  In addition, the portfolio included approximately $138.3 million in outstanding dairy loans, an industry which the Company expects to exit over the next 21 months.

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

Nonaccrual Loans, ORE and Restructured Loans

Dollars in thousands	March 31, 2004	December 31, 2003	March 31, 2003

Nonaccrual loans:
Commercial	$37,457	$37,418	$85,075
Real estate	4,847	4,510	14,663
Installment	429	345	—
Total	42,733	42,273	99,738
ORE	—	—	210
Total nonaccrual loans and ORE	$42,733	$42,273	$99,948

Total nonaccrual loans as a percentage of total loans	0.54%	0.54%	1.27
Total nonaccrual loans and ORE as a percentage of total loans and ORE	0.54	0.54	1.28
Allowance for credit losses to total loans	2.07	2.11	2.16
Allowance for credit losses to nonaccrual loans	386.29	392.65	169.93

Loans past due 90 days or more on accrual status:
Commercial	$5,057	$235	$907
Real estate	—	1,808	—
Installment	—	—	964
Total	$5,057	$2,043	$1,871

Nonaccrual loans increased slightly this quarter.  Approximately 40 percent of the nonperforming assets were loans to Northern California clients, and 26 percent were 3 dairy credits.  The remaining 34 percent were loans to other borrowers with no major industry concentrations

At March 31, 2004, there were $41.9 million of impaired loans included in nonaccrual loans, that had an allowance of $5.9 million allocated to them.  On a comparable basis, at December 31, 2003, there were $40.7 million of impaired loans, which had an allowance of $5.0 million allocated to them.  The assessment for impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured.  When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral.  In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.  As a final alternative, the observable market price of the debt may be used to assess impairment.  Additionally, some impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

The following table summarizes the changes in nonaccrual loans for the three months ended March 31, 2004 and 2003.

Changes in Nonaccrual Loans

	For the three months ended March 31,
Dollars in thousands	2004	2003

Balance, beginning of period	$42,273	$71,357
Loans placed on nonaccrual	17,414	52,742
Charge-offs	(3,595)	(10,517)
Loans returned to accrual status	(5,975)	—
Repayments (including interest applied to principal)	(7,384)	(13,844)
Balance, end of period	$42,733	$99,738

In addition to loans disclosed above as nonaccrual or restructured, management has also identified $13.0 million of credits to 14 borrowers, including one real estate-secured loan totaling $6.5 million, where the ability to comply with the present loan payment terms in the future is questionable.  However, the inability of the borrower to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at March 31, 2004.  This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.

Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectable in whole or in part.

Allowance for Credit Losses

The allowance for credit losses at March 31, 2004 totaled $165.1 million, or 2.07 percent of outstanding loans.  This compares with an allowance of $169.5 million, or 2.16 percent at March 31, 2003 and an allowance of $166.0 million, or 2.11 percent at December 31, 2003.  The allowance for credit losses as a percentage of nonaccrual loans was 386 percent at March 31, 2004, compared with 170 percent at March 31, 2003 and 393 percent at December 31, 2003.

Net charge-offs for the first quarter of 2004 were $0.9 million, compared with $12.5 million and $0.2 million, respectively, for the first quarter of 2003 and the fourth quarter of 2003.  As an annualized percentage of average loans, net charge-offs were 0.05 percent, 0.64 percent and 0.01 percent for the first quarters of 2004 and 2003 and the fourth quarter of 2003, respectively.

The allowance for credit losses is maintained at a level that management deems appropriate based on a thorough analysis of numerous factors, including levels of net charge-offs and nonaccrual loans and changes in the loan portfolio.  Credit quality will be influenced by underlying trends in the economy, particularly in California, and other factors that may be beyond management’s control.  No assurances can be given that the Company will not sustain credit losses, in any particular period, that are sizable in relation to the allowance for credit losses.  Based on known information available to it at the date of this report, management believes the allowance for credit losses is adequate to cover risks inherent in the portfolio at March 31, 2004.  Subsequent evaluation of the loan portfolio, in light of factors then prevailing, will dictate the level of provisions required to maintain the adequacy of the allowance for credit losses.

The table below summarizes the changes in the allowance for credit losses for the three months ended March 31, 2004 and 2003.

Changes in Allowance for Credit Losses

	For the three months ended March 31,
Dollars in thousands	2004	2003

Loans outstanding	$7,967,639	$7,832,823
Average amount of loans outstanding	$7,886,333	$7,964,338
Balance of allowance for credit losses, beginning of period	$165,986	$164,502
Loans charged off:
Commercial	(3,256)	(13,287)
Real estate and other	(1,093)	(1,595)
Total loans charged off	(4,349)	(14,882)
Less recoveries of loans previously charged off:
Commercial	3,324	2,268
Real estate and other	111	92
Total recoveries	3,435	2,360
Net loans charged off	(914)	(12,522)
Additions to allowance charged to operating expense	—	17,500
Balance, end of period	$165,072	$169,480

Total net charge-offs to average loans (annualized)	(0.05)%	(0.64)%

Ratio of allowance for credit losses to total period end loans	2.07%	2.16%

Other Assets

Other assets included the following:

Other Assets

Dollars in thousands	March 31, 2004	December 31, 2003	March 31, 2003
Interest rate swap mark-to-market	$54,188	$42,133	$57,538
Accrued interest receivable	44,600	43,980	43,724
Claim in receivership and other assets	12,151	12,151	23,214
Loans held-for-sale	—	—	10,412
Income tax refund	16,133	17,813	3,305
Other	59,013	55,708	43,470
Total other assets	$186,085	$171,785	$181,663

The claim in receivership and other assets were acquired in the acquisition of Pacific Bank.  The reduction in 2003 was due to the claim in receivership being collected.

See “— Net Interest Income” for a discussion of interest rate swaps that result in the swap mark-to-market asset of $54.2 million.

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

The Company had outstanding and unfunded loan commitments aggregating $3,526.8 million at March 31, 2004.  In addition, the Company had $430.0 million outstanding in bankers’ acceptances and letters of credit of which $389.5 million relate to standby letters of credit at March 31, 2004.  Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.  There have been no material changes to the information provided in the Company’s off balance sheet arrangements since the last reporting period.

Deposits

Deposits totaled $11.1 billion at March 31, 2004, an increase of 13 percent compared with $9.9 billion at March 31, 2003, and increased 2 percent over the $10.9 billion at December 31, 2003.  New clients, additional trust and escrow deposits and a lower earnings credit on analyzed deposit accounts resulting from lower interest rates, contributed to the growth of deposits.

Demand deposits accounted for 50 percent of total deposits at March 31, 2004.  Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 92 percent of total deposits at March 31, 2004.  See “— Net Interest Income.”

Other Borrowings

Other borrowings have declined by $24.4 million from December 31, 2003 and $194.0 million from March 31, 2003 to $678.8 million at March 31, 2004 as deposits have increased.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at March 31, 2004, December 31, 2003, and March 31, 2003.

	Regulatory Well Capitalized Standards		March 31, 2004	December 31, 2003	March 31, 2003
City National Corporation
Tier 1 leverage	N/A	%	7.61%	7.48%	7.65%
Tier 1 risk-based capital	6.00		10.67	10.81	10.30
Total risk-based capital	10.00		14.43	14.86	14.46

City National Bank
Tier 1 leverage	5.00		8.41	8.01	7.53
Tier 1 risk-based capital	6.00		11.74	11.51	10.15
Total risk-based capital	10.00		15.50	15.58	14.33

March 31, 2004 capital ratios for the Corporation have been adjusted slightly upward from originally published ratios due to CCM acquisition allocation adjustments.

Tier 1 capital ratios include the impact of $26.0 million of preferred stock issued by real estate investment trust subsidiaries of the Bank which is included in minority interest in consolidated subsidiaries.

The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant of Section 12 of the Exchange Act.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/04 - 01/31/04	420,900		$58.77	420,900	329,000
02/01/04 - 02/29/04	187,300		60.00	187,300	141,700
03/01/04 - 03/31/04	124,800		59.36	124,800	1,016,900	(2)
	733,000	(1)	59.18	733,000	1,016,900

(1)          We repurchased an aggregate of 733,000 shares of our common stock pursuant to repurchase programs that we publicly announced on January 22, 2003 and July 15, 2003 (the “Programs”).

(2)          Our board of directors, on March 24, 2004, approved the repurchase by us of up to an aggregate of  1 million shares of our common stock pursuant to a new program  to follow completion of the Programs described in (1) above.  Unless terminated earlier by resolution of our board of directors, the Programs will expire when we have repurchased all shares authorized for repurchase thereunder.

On April 28, 2004, the Corporation declared a regular quarterly cash dividend on common stock at a rate of $0.32 per share to shareholders of record on May 12, 2004, payable on May 24, 2004.

LIQUIDITY MANAGEMENT

The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale.  Liquidity is also provided by maturing securities and loans.

Average core deposits and shareholders’ equity comprised 86 percent of total funding of average assets in the first quarter of 2004, compared with 82 percent in the first quarter of 2003.  This increase allowed the Company to decrease its use of more costly alternative funding sources.  See “— Net Interest Income.”

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

A quantitative and qualitative discussion about market risk is included on pages A-16 to A-21 of the Corporation’s Form 10-K for the year ended December 31, 2003.

Net Interest Simulation: During the first three months of 2004, the Company maintained a moderate asset sensitive interest rate position.  Based on the balance sheet at March 31, 2004, the Company’s net interest income simulation model indicates that net interest income would not be substantially adversely impacted by changes in interest rates.  Assuming a static balance sheet, a gradual 100 basis point decline in interest rates over a twelve-month horizon would result in a decrease in projected net interest income of approximately 2.9 percent.  The 2.9 percent at-risk amount is down slightly from the previous two quarters, which were 3.1 percent and 3.2 percent at September 30, 2003, and December 31, 2003, respectively.  (Note: The 100 basis point decline could cause some rates to be negative.  We assume that interest rates may fall to zero but no further.)  A gradual 100 basis point increase in interest rates over the next 12-month period would result in an increase in projected net interest income of approximately 2.1 percent.  This is down slightly from the September 30, 2003 and December 31, 2003 results which were 2.3 percent and 2.5 percent, respectively.  Exposure remains within ALCO guidelines.  The Company continues to use a variety of other tools to manage its asset sensitivity.

Present Value of Equity: The model indicates that the Present Value of Equity (PVE) is somewhat vulnerable to a sudden and substantial change in interest rates.  As of March 31, 2004, a 200 basis point increase in interest rates results in a 4.1 percent decline in PVE.  This compares to a 3.8 percent decline at December 31, 2003.  These two measures of PVE reflect changes to our deposit longevity assumptions approved during the first quarter of 2004.

As of March 31, 2004, the Company had $1,065.9 million of notional principal in receive fixed-pay LIBOR interest rate swaps. The Company’s interest-rate risk-management instruments had a fair value and credit exposure risk of $54.2 million and  $42.1 million at  March 31, 2004 and December 31, 2003, respectively taking into consideration legal right of offset. The credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for each counterparty that were outstanding at the end of the period. The Company’s swap agreements require collateral to mitigate the amount of credit risk if certain market value exposure thresholds are exceeded. As of March 31, 2004, the Company held cash and securities with a total market value of $30.2 million to reduce counterparty exposure.

At March 31, 2004, the Company’s outstanding foreign exchange contracts for both those purchased as well as sold totaled $81.6 million including $0.8 million of foreign exchange contracts with maturities over 1 year.  Total outstanding foreign exchange contracts for both those purchased as well as sold at December 31, 2003 were $63.9 million, all with maturities of 1 year or less.  The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging for clients’ transaction and economic exposures arising out of commercial transactions.  The Company’s policies also permit limited proprietary currency positioning.  The Company actively manages its foreign exchange exposures within prescribed risk limits and controls.

ITEM 4.  CONTROL AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As part of the Company’s system of disclosure controls and procedures, we have created a disclosure committee which consists of certain members of the Company’s senior management.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the chief executive officer, acting chief financial officer and other members of the Disclosure Committee, as appropriate to allow timely decisions regarding required disclosure.

The Company has carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  The Company’s management, including the Company’s disclosure committee and its chief executive officer and acting chief financial officer, supervised and participated in the evaluation.  Based on the evaluation, the chief executive officer and the acting chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made forward-looking statements in this document that are subject to risks and uncertainties.  These statements are based on the beliefs and assumptions of our management, and on information currently available to our management.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business and earnings outlook and statements preceded by, followed by, or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions.

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

A number of factors, some of which are beyond the Corporation’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements.  These factors which include (1) the unknown economic impact of state, county, and county budget issues, (2) earthquake or other natural disasters impacting the condition of real estate collateral or business operations, (3) the effect of acquisitions and integration of acquired businesses, and (4) the impact of proposed and/or recently adopted changes in regulatory, judicial, or legislative tax treatment of business transactions, particularly recently enacted California tax legislation and the December 31, 2003 announcement by the FTB regarding the taxation of REITs and RICs could have the following consequences, any of which could negatively impact our business.

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

 We face strong competition from financial service companies and other companies that offer banking services which can negatively impact our business.  Increased competition in our market may result in reduced loans and deposits.  Ultimately, we may not be able to compete successfully against current and future competitors.  Many competitors offer the banking services that we offer in our service area.  These competitors include national, regional, and community banks.  We also face competition from many other types of financial institutions, including, without limitation, savings and loans, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries.  Recently passed legislation will make it easier for other types of financial institutions to compete with us.

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

PART II.                OTHER INFORMATION

Item 2.                                                     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The information required by this item regarding purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 2 of this report under the heading “Capital Adequacy Requirement” and is set forth in the second table of that section and the accompanying footnotes.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation’s Annual Shareholders’ Meeting was held on Wednesday, April 28, 2004, in Beverly Hills, California, at which the shareholders were asked to vote on the following matters:

1.  Election of nominees to serve on the Corporation’s Board of Directors.

Votes regarding the election of three Class II directors to serve for a term of three years and until their successors are duly elected and qualified are as follows:

	For	Withheld
Russell Goldsmith	42,802,908	2,005,843
Michael L. Meyer	43,752,757	1,055,994
Ronald L. Olson	33,658,086	11,150,665

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Class I Directors

George H. Benter Jr.

Kenneth L. Coleman

Peter M. Thomas

Andrea L. Van de Kamp

Class III Directors

Richard L. Bloch

Bram Goldsmith

Bob Tuttle

Kenneth Ziffren

2.  Approval of the City National Corporation Amended and Restated 2002 OmnibusPlan  (the  “Amended 2002 Plan”)

For	Against	Abstain	Broker Non-Vote
31,872,102	6,251,574	114,718	6,570,357

3.  Approval of the City National Corporation Amended and Restated 1999 Bonus Plan (the “Amended Variable Bonus Plan”)

For	Against	Abstain	Broker Non-Vote
36,998,948	1,938,940	120,778	5,750,085

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

No.

31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Acting Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Report on Form 8-K

On January 7, 2004, the Corporation filed a report on Form 8-K under item 9 (Regulation FD Disclosure) and item 12 (results of Operations and Financial Condition) of Form 8-K regarding the announcement of a change in guidance for 2003 financial results.  Included in the report was a press release dated January 7, 2004.

On January 14, 2004 the Corporation filed a report on Form 8-K under item 9 (Regulation FD Disclosure) and item 12 (results of Operations and Financial Condition) of Form 8-K regarding the financial results for the quarter and year ended December 31, 2003.  Included in the report was a press release dated January 14, 2004.

On March 15, 2004 the Corporation filed a report on Form 8-K under item 9 (Regulation FD Disclosure) of Form 8-K regarding the announcement of its Chief Financial Officer stepping down for health reasons.  Included in the report was a press release dated March 15, 2004.

On March 24, 2004 the Corporation filed a report on Form 8-K under item 9 (Regulation FD Disclosure) of Form 8-K regarding the announcement of an increase of one million shares in the Corporation common share buyback program.  Included in the report was a press release dated March 24, 2004.

On April 14, 2004 the Corporation filed a report on Form 8-K under item 9 (Regulation FD Disclosure) and item 12 (results of Operations and Financial Condition) of Form 8-K regarding the financial results for the quarter ended March 31, 2004.  Included in the report was a press release dated April 14, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE:	May 10, 2004	/s/ Stephen D. McAvoy

STEPHEN D. McAVOY
Acting Chief Financial Officer
(Authorized Officer and Principal Financial Officer)