Form 10-Q
period 2004-06-30
CITY NATIONAL CORP
filed 2004-08-09
CIK 201461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES	☒	NO	☐

Number of shares of common stock outstanding at July 31, 2004:  49,055,585

PART 1 - FINANCIAL INFORMATON

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

Dollars in thousands, except per share amounts	June 30, 2004	December 31, 2003	June 30, 2003
Assets
Cash and due from banks	$485,208	$461,443	$451,291
Federal funds sold	595,000	240,000	650,000
Due from banks - interest bearing	76,890	405,747	30,402
Securities available-for-sale - cost $3,586,185; $3,350,632 and $2,935,401 at June 30, 2004, December 31, 2003 and June 30, 2003, respectively	3,518,757	3,365,654	2,992,686
Trading account securities	28,893	91,535	57,633
Loans	8,125,496	7,882,742	7,590,226
Less allowance for credit losses	165,117	165,986	170,927
Net loans	7,960,379	7,716,756	7,419,299

Premises and equipment, net	60,488	62,719	64,966
Deferred tax asset	127,991	65,913	50,488
Goodwill	253,736	253,824	254,627
Intangibles	44,360	47,879	48,597
Bank owned life insurance	64,012	62,799	61,554
Affordable housing investments	65,174	66,480	66,532
Other assets	187,296	171,785	200,613
Customers’ acceptance liability	5,716	5,708	6,145

Total assets	$13,473,900	$13,018,242	$12,354,833

Liabilities
Demand deposits	$5,809,241	$5,486,668	$4,916,678
Interest checking deposits	861,987	840,659	689,658
Money market deposits	3,601,658	3,260,959	3,140,203
Savings deposits	199,650	208,701	211,010
Time deposits-under $100,000	191,250	199,875	210,333
Time deposits-$100,000 and over	791,133	940,201	998,924

Total deposits	11,454,919	10,937,063	10,166,806
Federal funds purchased and securities sold under repurchase agreements	94,898	111,713	167,084
Other short-term borrowings	50,125	65,135	115,125
Subordinated debt	286,896	295,723	318,282
Long-term debt	224,488	230,555	283,954
Other liabilities	101,869	127,045	126,703
Acceptances outstanding	5,716	5,708	6,145

Total liabilities	12,218,911	11,772,942	11,184,099
Minority interest in consolidated subsidiaries	27,180	26,044	26,044

Commitments and contingencies

Shareholders’ Equity
Preferred Stock authorized - 5,000,000 : none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000; Issued - 50,578,256; 50,459,716 and 50,455,363 shares at June 30, 2004, December 31, 2003 and June 30, 2003, respectively	50,578	50,460	50,455
Additional paid-in capital	408,463	401,233	404,741
Accumulated other comprehensive income (loss)	(38,418)	12,903	39,781
Retained earnings	886,367	814,591	745,017
Deferred equity compensation	(13,343)	(6,699)	(7,595)
Treasury shares, at cost - 1,268,452; 1,255,569; and 2,027,574 shares at June 30, 2004, December 31, 2003 and June 30, 2003, respectively	(65,838)	(53,232)	(87,709)
Total shareholders’ equity	1,227,809	1,219,256	1,144,690
Total liabilities and shareholders’ equity	$13,473,900	$13,018,242	$12,354,833

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
In thousands, except per share amounts	2004	2003	2004	2003

Interest Income
Loans	$106,448	$111,176	$212,434	$226,912
Securities available-for-sale	37,486	32,292	74,687	61,723
Federal funds sold and securities purchased under resale agreements	1,116	771	1,548	1,182
Due from bank - interest bearing	92	35	232	84
Trading account	36	59	74	108
Total interest income	145,178	144,333	288,975	290,009
Interest Expense
Deposits	9,838	12,548	19,590	26,022
Subordinated debt	1,232	1,349	2,449	2,763
Other long-term debt	1,419	2,342	2,858	3,694
Federal funds purchased and securities sold under repurchase agreements	269	414	513	1,039
Other short-term borrowings	145	556	318	1,150
Total interest expense	12,903	17,209	25,728	34,668
Net interest income	132,275	127,124	263,247	255,341
Provision for credit losses	—	11,500	—	29,000
Net interest income after provision for credit losses	132,275	115,624	263,247	226,341
Non interest Income
Trust and investment fees	16,664	12,192	32,252	18,730
Brokerage and mutual fund fees	9,367	9,313	18,093	18,255
Cash management and deposit transaction charges	10,942	10,876	22,040	21,983
International services	5,042	5,019	10,168	9,347
Bank owned life insurance	715	731	1,546	1,445
Gain on sale of loans and assets	—	—	—	102
Gain on sale of securities	871	1,272	1,500	2,502
Other	4,665	5,649	9,237	11,664
Total noninterest income.	48,266	45,052	94,836	84,028
Noninterest Expense
Salaries and employee benefits	59,306	54,516	118,982	106,321
Net occupancy of premises	7,649	7,862	14,957	14,831
Professional fees	6,730	6,769	12,836	13,205
Information services	4,588	4,302	9,110	8,555
Depreciation	3,274	3,019	6,502	6,138
Marketing and advertising	3,812	3,553	7,319	6,665
Office services	2,487	2,398	4,906	4,968
Amortization of intangibles	1,760	2,227	3,519	4,203
Equipment	636	638	1,401	1,304
Other operating	5,413	6,032	10,654	10,538
Total noninterest expense	95,655	91,316	190,186	176,728
Minority interest in net income of consolidated subsidiaries	1,306	1,065	2,906	1,540
Income before income taxes	83,580	68,295	164,991	132,101
Income taxes	31,380	22,214	61,893	42,365
Net income	$52,200	$46,081	$103,098	$89,736

Net income per share, basic	$1.07	$0.95	$2.11	$1.85

Net income per share, diluted	$1.03	$0.93	$2.03	$1.80

Shares used to compute income per share, basic	48,796	48,308	48,764	48,543

Shares used to compute income per share, diluted	50,925	49,524	50,864	49,824
Dividends per share	$0.320	$0.205	$0.640	$0.410

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
Dollars in thousands	2004	2003

Cash Flows From Operating Activities
Net income	$103,098	$89,736
Adjustments to net income:
Provision for credit losses	—	29,000
Amortization of restricted stock awards	1,265	129
Amortization of intangibles	3,519	4,203
Depreciation	6,502	6,138
Deferred income tax benefit	(62,078)	(13,434)
Gain on sales of loans and assets	—	(102)
Gain on sales of securities	(1,500)	(2,502)
Net decrease (increase) in other assets	(19,240)	10,399
Net decrease in trading securities	62,642	69,166
Other, net	10,319	8,980
Net cash provided by operating activities	104,527	201,713

Cash Flows From Investing Activities
Purchase of securities	(704,411)	(1,602,880)
Sales of securities available-for-sale	61,322	111,240
Maturities and paydowns of securities	403,592	722,869
Loan principal collections (originations), net	(242,754)	380,151
Purchase of premises and equipment	(6,183)	(10,906)
Net cash for acquisitions	—	(39,907)
Other, net	(5)	(3)
Net cash used by investing activities.	(488,439)	(439,436)

Cash Flows From Financing Activities
Net increase in deposits	517,856	327,108
Net decrease in federal funds purchased and securities sold under repurchase agreements	(16,815)	(99,643)
Net decrease in short-term borrowings, net of transfers from long-term debt	(15,010)	(25,000)
Repayment of long-term debt	—	(1,367)
Net proceeds of issuance of senior debt	—	221,749
Proceeds from exercise of stock options	22,937	9,015
Stock repurchases	(43,826)	(45,217)
Cash dividends paid	(31,322)	(19,914)
Net cash provided by financing activities	433,820	366,731

Net increase in cash and cash equivalents	49,908	129,008
Cash and cash equivalents at beginning of year	1,107,190	1,002,685
Cash and cash equivalents at end of period	$1,157,098	$1,131,693

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$26,142	$31,309
Income taxes	66,500	44,000

Non-cash investing activities:
Transfer from long-term debt to short-term borrowings	$—	$15,000

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

Dollars in thousands	Shares issued	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Deferred Compensation	Treasury stock	Total shareholders’ equity

Balances, December 31, 2002	50,282,743	$50,283	$400,866	$40,400	$675,195	$—	$(56,785)	$1,109,959
Net income	—	—	—	—	89,736	—	—	89,736
Other comprehensive income net of tax
Net unrealized gain on securities available-for-sale, net of relassification adjustment of $0.5 million of net losses included in net income	—	—	—	39	—	—	—	39
Net unrealized loss on cash flow hedges, net of reclassification of $3.1 million of net gains included in net income	—	—	—	(658)	—	—	—	(658)
Total comprehensive income								89,117
Issuance of shares for stock options	—	1	(5,279)	—	—	—	14,293	9,015
Restricted stock grants	172,620	171	7,553	—	—	(7,724)	—	—
Amortization of restricted stock grants	—	—	—	—	—	129	—	129
Tax benefit from stock options	—	—	1,601	—	—	—	—	1,601
Cash dividends	—	—	—	—	(19,914)	—	—	(19,914)
Repurchased shares, net	—	—	—	—	—	—	(45,217)	(45,217)
Balance, June 30, 2003	50,455,363	$50,455	$404,741	$39,781	$745,017	$(7,595)	$(87,709)	$1,144,690

Balance, December 31, 2003	50,459,716	$50,460	$401,233	$12,903	$814,591	$(6,699)	$(53,232)	$1,219,256
Net income	—	—	—	—	103,098	—	—	103,098
Other comprehensive income net of tax
Net unrealized loss on securities available-for-sale, net of relassification adjustment of $0.8 million of net gains included in net income	—	—	—	(47,789)	—	—	—	(47,789)
Net unrealized loss on cash flow hedges, net of reclassification of $2.8 million of net gains included in net income	—	—	—	(3,532)	—	—	—	(3,532)
Total comprehensive income					—	—		51,777
Issuance of shares for stock options	—	—	(8,283)	—	—	—	31,220	22,937
Restricted stock grants	118,540	118	7,791	—	—	(7,909)	—	—
Amortization of restricted stock grants	—	—	—	—	—	1,265	—	1,265
Tax benefit from stock options	—	—	7,722	—	—	—	—	7,722
Cash dividends	—	—	—	—	(31,322)	—	—	(31,322)
Repurchased shares, net	—	—	—	—	—	—	(43,826)	(43,826)
Balances, June 30, 2004	50,578,256	$50,578	$408,463	$(38,418)	$886,367	$(13,343)	$(65,838)	$1,227,809

See accompanying Notes to Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”).  In light of the fact that the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together.

2.               The results of operations reflect the interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results for the 2004 interim periods are not necessarily indicative of the results expected for the full year.

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

5.               Reserves established as purchase price adjustments for the February 29, 2000 acquisition of The Pacific Bank N.A. and for the February 28, 2002 acquisition of Civic BanCorp of $0.6 million for exit costs relating to surplus space remain as of June 30, 2004.

6.               The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/04 - 04/30/04	2,752		$60.81	—	1,016,900
05/01/04 - 05/31/04	7,949		60.07	7,400	1,009,500	(2)
	10,701	(1)	$60.26	7,400	1,009,500

(1)          We repurchased an aggregate of 7,400 shares of our common stock pursuant to a repurchase program that we publicly announced on July 15, 2003 (the “Program”) and we received 3,301 shares in payment of the exercise price of stock options.

(2)          Our board of directors, on March 24, 2004, approved the repurchase by us of up to an aggregate of  1 million shares of our common stock pursuant to a new program  to follow completion of the Program described in (1) above.  Unless terminated earlier by resolution of our board of directors, the Programs will expire when we have repurchased all shares authorized for repurchase thereunder.

Basic earnings per share is based on the weighted average shares of common stock outstanding less unvested restricted shares and units.  Diluted earnings per share gives effect to all dilutive potential common shares which consists of stock options and restricted shares and units that were outstanding during the period.  At June 30, 2004, no stock options were antidilutive compared with 1,189,835 antidilutive stock options at June 30, 2003.

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

	For the three months ended June 30,		For the six months ended June 30,
Dollars in thousands, except for per share amounts	2004	2003	2004	2003
Net income, as reported	$52,200	$46,081	$103,098	$89,736
Proforma net income	51,387	44,529	101,562	86,717
Net income per share, basic, as reported	1.07	0.95	2.11	1.85
Proforma net income per share, basic	1.05	0.92	2.08	1.79
Net income per share, diluted, as reported	1.03	0.93	2.03	1.80
Proforma net income per share, diluted	1.01	0.90	2.00	1.74
Percentage reduction in net income per share, diluted	1.94%	3.23%	1.48%	3.33%

During the latter part of the second quarter of 2003, stock-based compensation performance awards for 2002 were granted to colleagues of the Company.  These performance awards for the first time included restricted stock grants with fewer stock options, which reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues.  The number of shares awarded was further reduced in 2004 for stock-based compensation performance awards for 2003 when the Company took into consideration changes in the value of the Company’s stock price when determining share awards.  The 2004 percentage reduction in net income per share, diluted is lower because a fewer number of stock options have been awarded with a portion replaced by restricted stock awards, the cost of which is charged to noninterest expense.  The Company recorded $757,000 in expense for restricted stock awards in the second quarter of 2004 and $1,265,000 for the first six months of 2004 compared with $129,000 and $129,000 for the quarter and first six months of 2003.  There was no expense for restricted stock awards in the first quarter of 2003 since the first grant was not until June 2003.

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

8.               On April 1, 2003, the Corporation acquired Convergent Capital Management LLC, a privately held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms.  Combined, these 10 firms manage assets of approximately $8.9 billion as of June 30, 2004.  The purchase price was $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt.  The acquisition resulted in $25.8 million in customer contract intangibles, which are being amortized over 20 years, and $21.5 million in goodwill.

9.               As previously reported, the California Franchise Tax Board (“FTB”) has taken the position that certain REIT and registered investment company (“RIC”) tax deductions will be disallowed consistent with notices issued by the State of California that stipulate that the RIC and REIT are listed transactions under California tax shelter legislation.  While management continues to believe that the tax benefits realized in previous years were appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative-Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties.  The Company retains potential exposure for assertion of an accuracy-rated penalty should the FTB prevail in its position, in addition to the risk of not being successful in its refund claims for taxes and interest.  As of June 30, 2004, the Company reflected a $36.4 million net state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $23.7 million after giving effect to Federal tax benefits.  Although management intends to aggressively pursue its claims for REIT and RIC refunds for the 2000 to 2003 tax years, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or a portion of the $23.7 million net state tax receivable after giving effect to Federal tax benefits.

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

(Unaudited)

	At or for the three months ended			Percentage change June 30, 2004 from
Dollars in thousands, except per share amounts	June 30, 2004	March 31, 2004	June 30, 2003	March 31, 2004	June 30, 2003

For The Quarter
Net income	$52,200	$50,898	$46,081	3%	13%
Net income per common share, diluted	1.03	1.00	0.93	3	11
Dividends, per common share	0.320	0.320	0.205	0	56

At Quarter End
Assets	$13,473,900	$13,220,524	$12,354,833	2	9
Deposits	11,454,919	11,134,677	10,166,806	3	13
Loans	8,125,496	7,967,639	7,590,226	2	7
Securities	3,518,757	3,612,173	2,992,686	(3)	18
Shareholders’ equity	1,227,809	1,239,930	1,144,690	(1)	7
Book value per share	25.05	25.54	23.77	(2)	5

Average Balances
Assets	$13,211,551	$12,606,754	$11,914,869	5	11
Deposits	11,121,541	10,533,471	9,774,905	6	14
Loans	8,053,916	7,886,333	7,793,863	2	3
Securities	3,600,997	3,462,547	2,873,831	4	25
Shareholders’ equity	1,230,167	1,222,017	1,131,682	1	9

Selected Ratios
Return on average assets	1.59%	1.62%	1.55%	(2)	3
Return on average shareholders’ equity	17.07	16.75	16.33	2	5
Corporation’s tier 1 leverage	7.69	7.61	7.17	1	7
Corporation’s tier 1 risk-based capital	11.11	10.67	10.21	4	9
Corporation’s total risk-based capital	14.81	14.43	14.45	3	2
Average shareholders’ equity to average assets	9.31	9.69	9.50	(4)	(2)
Dividend payout ratio, per share	30.06	30.71	21.51	(2)	40
Net interest margin	4.49	4.66	4.79	(4)	(6)
Efficiency ratio *	52.72	53.39	52.53	(1)	0

Asset Quality Ratios
Nonaccrual loans to total loans	0.51%	0.54%	0.91%	(6)	(44)
Nonaccrual loans and ORE to toal loans and ORE	0.51	0.54	0.92	(6)	(45)
Allowance for credit losses to total loans	2.03	2.07	2.25	(2)	(10)
Allowance for credit losses to nonaccrual loans	394.71	386.29	246.37	2	60
Net charge-offs to average loans - annualized	—	(0.05)	(0.52)	(100)	(100)

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

RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified four policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  These policies relate to the accounting for securities, the allowance for credit losses, derivatives and hedging activities, and stock-based performance plans.  The Company, in consultation with the Audit Committee, has reviewed and approved these critical accounting policies, which are further described in Management’s Discussion and Analysis and Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements in the Company’s 2003 Form 10-K.  There have been no material changes to the Company’s accounting policies since the last reporting period.

Overview

The Corporation recorded net income of $52.2 million, or $1.03 per common share, for the second quarter of 2004, compared with net income of $46.1 million, or $0.93 per share, for the second quarter of 2003.

Highlights

•                  Average deposits were up 14 percent with average core deposits up 18 percent for the second quarter of 2004 from the second quarter a year ago due to growth throughout the bank.

•                  Second-quarter average loans surpassed $8.0 billion for the first time, up 3 percent from the same period last year.  Period-end loan balances at June 30, 2004 of $8.1 billion increased $242.8 million, or 3 percent from $7.9 billion at December 31, 2003 net of payoffs of $98.7 million in dairy loans as a result of the Company exiting this industry as previously announced.

•                  No provision for credit losses was recorded for the second quarter of 2004, a result of continued strong credit quality and an adequate current level of allowance for credit losses.  Recoveries slightly exceeded charge-offs for the quarter.  Nonaccrual loans as of June 30, 2004, were $41.8 million, down 40 percent from June 30, 2003, and down 2 percent from March 31, 2004.

•                  Average securities for the second quarter of 2004 were up 25 percent from the same period a year ago due to deposit growth outpacing loan growth.  Second-quarter average securities were up 4 percent from the first quarter of 2004 but period-end securities declined $104.1 million from March 31, 2004 to June 30, 2004.

•                  Noninterest income for the second quarter of 2004 rose 7 percent over the same period a year ago due primarily to higher trust and investment fees.

Dollars in millions,	For the three months ended June 30,		%	For the three months ended	%
except per share	2004	2003	Change	March 31, 2004	Change
Earnings Per Share	$1.03	$0.93	11	$1.00	3
Net Income	52.2	46.1	13	50.9	3
Average Assets	13,211.6	11,914.9	11	12,606.8	5
Return on Average Assets	1.59%	1.55%	3	1.62%	(2)
Return on Average Equity	17.07	16.33	5	16.75	2

As previously disclosed, in 2004 the Company is continuing its practice, adopted in the fourth quarter of 2003, of not recognizing tax benefits associated with its real estate investment trusts (“REITS”).  Second-quarter 2003 results included $2.7 million in net income, or $0.05 per share, from tax benefits of the Company’s two REITS.

Outlook

As disclosed in the Company’s press release on second-quarter earnings, management continues to expect the growth of net income per share for 2004 to be approximately 8 to 10 percent higher than net income per share for 2003.  This is  based on current economic conditions and the current outlook for the remainder of 2004, the 25 basis point increase in interest rates effective June 30, 2004, and the updated business indicators below:

•	Average loan growth	4 to 6 percent
•	Average deposit growth	7 to 10 percent
•	Net interest margin	4.50 to 4.70 percent
•	Provision for credit losses	$0 million to $10 million
•	Noninterest income growth	6 to 8 percent
•	Noninterest expense growth	6 to 8 percent
•	Effective tax rate	36 to 38 percent

Revenues

Revenues (net interest income plus noninterest income) for the second quarter of 2004 increased 5 percent to $180.5 million compared with $172.2 million for the second quarter of 2003 due to higher net interest income and trust and investment fees.  Revenues were up 2 percent from the first quarter of 2004.

Net Interest Income

Fully taxable-equivalent net interest income for the second quarter of 2004 was $135.6 million, compared with $130.8 million for the second quarter of 2003 and $134.3 million for the first quarter of 2004.  The net interest margin was 17 basis points lower than the first quarter of 2004 due primarily to investing in lower yielding, shorter term securities.

	For the three months ended June 30,		%	For the three months ended	%
Dollars in millions	2004	2003	Change	March 31, 2004	Change
Average Loans	$8,053.9	$7,793.9	3	$7,886.3	2
Average Securities	3,601.0	2,873.8	25	3,462.5	4
Average Deposits	11,121.5	9,774.9	14	10,533.5	6
Average Core Deposits	10,310.7	8,763.1	18	9,621.2	7
Fully Taxable-Equivalent Net Interest Income	135.6	130.8	4	134.3	1
Net Interest Margin	4.49%	4.79%	(6)	4.66%	(4)

Compared with the prior-year second-quarter averages, equity lines of credit rose 19 percent, residential mortgage loans rose 18 percent, commercial real estate mortgage loans rose 4 percent, real estate construction loans rose 15 percent, and commercial loans decreased 8 percent partially due to payoffs of dairy loans.  Compared with the prior quarter, all categories increased except commercial loans.

Period-end June 30, 2004 loans increased $157.9 million from March 31, 2004, reflecting growth in residential mortgage, commercial real estate mortgage, and real estate construction loans.

Average securities increased 25 percent for the second quarter of 2004 compared with the same period for 2003 primarily due to deposit growth outpacing loan growth.  Average securities were 4 percent higher than the first quarter of 2004.  As of June 30, 2004, unrealized net loss on securities available-for-sale was $67.4 million.  The average duration of total available-for-sale securities at June 30, 2004 was 3.8 years compared with 3.4 years at December 31, 2003 and 2.3 years at June 30, 2003.  The increase in duration is attributable to an increase in long and medium term interest rates.

Average deposits during the second quarter of 2004 increased 14 percent over the same period last year and were up 6 percent from the first quarter of 2004.  Average core deposits represented 93 percent of the total average deposit base for the second quarter of 2004, compared with 90 percent for the second quarter of 2003 and 91 percent for the first quarter of 2004.  New clients and higher client balances maintained as deposits to pay for services contributed to the year-over-year growth of deposits.

As part of the Company’s long-standing asset/liability management strategy, its “plain vanilla” interest rate swaps hedging loans, deposits and borrowings, with a notional value of  $1.1 billion, added $8.0 million to net interest income in the second quarter of 2004, compared with $7.5 million in the second quarter of 2003 and $8.3 million in the first quarter of 2004.  These amounts included $5.5 million, $5.2 million, and $6.0 million, respectively, for interest rate swaps qualifying as fair value hedges.  Income from swaps qualifying as cash-flow hedges was $2.5 million for the second quarter of 2004, compared with $2.3 million for the second quarter of 2003, and $2.3 million for the first quarter of 2004.  Income from existing swaps qualifying as cash-flow hedges of loans expected to be recorded in net interest income within the next 12 months is $3.4 million.

Interest recovered on nonaccrual and charged-off loans included in net interest income for the second quarter of 2004 was $0.3 million, compared with $0.4 million for the second quarter of 2003, and $0.7 million for the first quarter of 2004.

The Bank’s prime rate was 4.25 percent as of June 30, 2004, an increase of 25 basis points over last year.  However, the increase became effective on June 30, 2004 and did not impact 2004 second-quarter results.

The following table presents the components of net interest income on a fully taxable-equivalent basis for the three and six months ended June 30, 2004 and 2003.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Net Interest Income Summary

	For the three months ended June 30, 2004			For the three months ended June 30, 2003
Dollars in thousands	Average Balance	Interest income/ expense (2)	Average interest rate	Average Balance	Interest income/ expense (2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,130,129	$38,954	5.01%	$3,402,342	$44,309	5.22%
Commercial real estate mortgages	1,813,126	27,456	6.09	1,736,168	29,268	6.76
Residential mortgages	2,036,426	27,414	5.41	1,733,015	26,737	6.19
Real estate construction	779,349	9,880	5.10	679,541	8,903	5.25
Equity lines of credit	203,647	2,300	4.54	170,827	2,029	4.76
Installment	91,239	1,620	7.14	71,970	1,409	7.85
Total loans(1)	8,053,916	107,624	5.37	7,793,863	112,655	5.80
Due from banks - interest bearing	42,961	92	0.86	26,954	35	0.52
Securities available-for-sale	3,568,919	39,671	4.47	2,844,001	34,440	4.86
Federal funds sold and securities purchased under resale agreements	439,402	1,116	1.02	246,559	771	1.25
Trading account securities	32,078	38	0.48	29,830	62	0.83
Total interest-earning assets	12,137,276	148,541	4.92	10,941,207	147,963	5.42
Allowance for credit losses	(167,184)			(174,270)
Cash and due from banks	445,898			429,788
Other nonearning assets	795,561			718,144
Total assets	$13,211,551			$11,914,869

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$824,567	174	0.08	$711,609	304	0.17
Money market accounts	3,648,952	6,163	0.68	3,097,697	7,257	0.94
Savings deposits	212,559	143	0.27	205,378	239	0.47
Time deposits - under $100,000	193,624	667	1.39	212,060	931	1.76
Time deposits - $100,000 and over	810,830	2,691	1.33	1,011,850	3,817	1.51
Total interest - bearing deposits	5,690,532	9,838	0.70	5,238,594	12,548	0.96

Federal funds purchased and securities sold under repurchase agreements	121,903	269	0.89	146,000	414	1.14
Other borrowings	589,991	2,796	1.91	709,391	4,247	2.40
Total interest - bearing liabilities	6,402,426	12,903	0.81	6,093,985	17,209	1.13
Noninterest - bearing deposits	5,431,009			4,536,311
Other liabilities	147,949			152,891
Shareholders’ equity	1,230,167			1,131,682
Total liabilities and shareholders’ equity	$13,211,551			$11,914,869
Net interest spread			4.11%			4.29%
Fully taxable-equivalent net interest income		$135,638			$130,754
Net interest margin			4.49%			4.79%

(1)           Includes average nonaccrual loans of $41,187 and $79,818 for 2004 and 2003, respectively.

(2)           Loan income includes loan fees of $5,025 and $5,620 for 2004 and 2003, respectively.

Net Interest Income Summary

	For the six months ended June 30, 2004			For the six months ended June 30, 2003
Dollars in thousands	Average Balance	Interest income/ expense (2)	Average interest rate	Average Balance	Interest income/ expense (2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,151,138	$79,096	5.05%	$3,480,938	$91,499	5.30%
Commercial real estate mortgages	1,810,337	55,473	6.16	1,737,889	58,944	6.84
Residential mortgages	1,994,365	54,215	5.47	1,744,861	54,901	6.35
Real estate construction	728,914	18,451	5.09	671,791	17,743	5.33
Equity lines of credit	198,916	4,497	4.55	169,881	4,005	4.75
Installment	86,453	3,052	7.10	73,267	2,909	8.01
Total loans(1)	7,970,123	214,784	5.42	7,878,627	230,001	5.89
Due from banks - interest bearing	60,655	232	0.77	26,891	84	0.63
Securities available-for-sale	3,500,655	79,061	4.54	2,616,060	65,900	5.08
Federal funds sold and securities purchased under resale agreements	307,025	1,548	1.01	190,088	1,182	1.25
Trading account securities	31,117	77	0.50	29,610	114	0.78
Total interest-earning assets	11,869,575	295,702	5.01	10,741,276	297,281	5.58
Allowance for credit losses	(166,922)			(171,860)
Cash and due from banks	446,559			435,402
Other nonearning assets	759,939			694,130
Total assets	$12,909,151			$11,698,948

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$813,573	340	0.08	$693,311	641	0.19
Money market accounts	3,527,490	11,982	0.68	3,043,562	14,830	0.98
Savings deposits	216,136	276	0.26	201,856	501	0.50
Time deposits - under $100,000	195,642	1,378	1.42	213,865	1,941	1.83
Time deposits - $100,000 and over	861,573	5,614	1.31	1,029,504	8,109	1.59
Total interest - bearing deposits	5,614,414	19,590	0.70	5,182,098	26,022	1.01

Federal funds purchased and securities sold under repurchase agreements	116,834	513	0.88	182,556	1,039	1.15
Other borrowings	584,489	5,625	1.94	662,676	7,607	2.31
Total interest - bearing liabilities	6,315,737	25,728	0.82	6,027,330	34,668	1.16
Noninterest - bearing deposits	5,213,094			4,393,383
Other liabilities	154,228			153,568
Shareholders’ equity	1,226,092			1,124,667
Total liabilities and shareholders’ equity	$12,909,151			$11,698,948
Net interest spread			4.19%			4.42%
Fully taxable-equivalent net interest income		$269,974			$262,613
Net interest margin			4.57%			4.93%

(1)           Includes average nonaccrual loans of $41,233 and $81,428 for 2004 and 2003, respectively.

(2)           Loan income includes loan fees of $10,353 and $11,048 for 2004 and 2003, respectively.

Net interest income is impacted by the volume, mix, and rate of interest-earning assets and interest-bearing liabilities.  The following table shows changes in net interest income on a fully taxable-equivalent basis between the second quarter and first six months of 2004 and the second quarter and first six months of 2003, as well as between the second quarter and first six months of 2003 and the second quarter and first six months of 2002.

Changes In Net Interest Income

	For the three months ended June 30, 2004 vs 2003			For the three months ended June 30, 2003 vs 2002
	Increase (decrease) due to		Net increase	Increase (decrease) due to		Net increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$3,618	$(8,649)	$(5,031)	$(1,542)	$(14,116)	$(15,658)
Due from banks - interest bearing	27	30	57	17	(66)	(49)
Securities available-for-sale	8,179	(2,948)	5,231	11,282	(6,921)	4,361
Federal funds sold and securities purchased under resale agreements	508	(163)	345	358	(291)	67
Trading account securities	5	(29)	(24)	6	(44)	(38)
Total interest-earning assets	12,337	(11,759)	578	10,121	(21,438)	(11,317)

Interest paid on:
Interest checking deposits	44	(174)	(130)	51	(152)	(101)
Money market deposits	1,142	(2,236)	(1,094)	2,126	(3,381)	(1,255)
Savings deposits	8	(104)	(96)	(49)	(216)	(265)
Other time deposits	(777)	(613)	(1,390)	(1,572)	(2,427)	(3,999)
Other borrowings	(707)	(889)	(1,596)	(2,018)	(90)	(2,108)
Total interest-bearing liabilities	(290)	(4,016)	(4,306)	(1,462)	(6,266)	(7,728)
	$12,627	$(7,743)	$4,884	$11,583	$(15,172)	$(3,589)

	For the six months ended June 30, 2004 vs 2003			For the six months ended June 30, 2003 vs 2002
	Increase (decrease) due to		Net increase	Increase (decrease) due to		Net increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$2,739	$(17,956)	$(15,217)	$6,383	$(26,881)	$(20,498)
Due from banks - interest bearing	126	22	148	22	(100)	(78)
Securities	20,686	(7,525)	13,161	18,756	(12,089)	6,667
Federal funds sold and securities purchased under resale agreements	624	(258)	366	371	(400)	(29)
Trading account securities	6	(43)	(37)	(14)	(102)	(116)
Total interest-earning assets	24,181	(25,760)	(1,579)	25,518	(39,572)	(14,054)

Interest paid on:
Interest checking deposits	105	(406)	(301)	112	(229)	(117)
Money market deposits	2,126	(4,974)	(2,848)	4,703	(6,132)	(1,429)
Savings deposits	33	(258)	(225)	(159)	(571)	(730)
Other time deposits	(1,374)	(1,684)	(3,058)	(3,289)	(5,524)	(8,813)
Other borrowings	(1,354)	(1,154)	(2,508)	(4,650)	(1,193)	(5,843)
Total interest-bearing liabilities	(464)	(8,476)	(8,940)	(3,283)	(13,649)	(16,932)

	$24,645	$(17,284)	$7,361	$28,801	$(25,923)	$2,878

The impact of interest rate swaps, which increases loan interest income and reduces deposit and borrowing interest expense, is included in rate changes.

Provision for Credit Losses

The Company made no provision for credit losses in the second quarter of 2004.  This was attributable to the continued strong credit quality of its portfolio, low level of net charge-offs, and management’s ongoing assessment of the credit quality of the portfolio, modest loan growth and an improving economic environment.  Management believes the allowance for credit losses is adequate to cover risks in the portfolio at June 30, 2004.  See “— Allowance for Credit Losses.”

Noninterest Income

Second-quarter 2004 noninterest income was 7 percent higher than the second quarter of 2003 and 4 percent higher than the first quarter of 2004 due primarily to higher trust and investment fees.  As a percentage of total revenues, noninterest income was 27 percent for the second quarter of 2004, compared with 26 percent for both the second quarter of 2003 and the first quarter of 2004.

Wealth Management

	At or for the three months ended June 30,		% Change	At or for the three months ended	% Change
Dollars in millions	2004	2003		March 31, 2004
Trust and Investment Fee Revenue	$16.7	$12.2	37	$15.6	7
Brokerage and Mutual Fund Fees	9.4	9.3	1	8.7	7
Assets Under Administration	31,749.9	26,237.3	21	30,532.3	4
Assets Under Management (1)(2)	14,567.2	12,531.3	16	14,339.3	2

(1)  Included above in assets under administration

(2)  Excludes $3,275 and $3,591 million of assets under management for the CCM minority owned asset managers as of June 30, 2004 and March 31, 2004, respectively

Assets under management at June 30, 2004 increased from the same period last year primarily due to new business, aided by strong relative investment performance and higher market values.  Trust and investment fees increased over the second quarter of 2003 primarily due to higher balances under management or administration.  Increases in market values are reflected in fee income primarily on a trailing-quarter basis.  Brokerage and mutual fund fees in the second quarter increased over the first quarter of 2004 due in part to fees recognized as a co-manager of the California Economic Recovery Bond and a participant in the Puerto Rico Commonwealth General Obligation Bond issues.

Other Noninterest Income

Cash management and deposit transaction fees increased 1 percent for the second quarter of 2004 over the same quarter last year.  Compared with the first quarter of 2004, second-quarter 2004 cash management and deposit transaction fees decreased 1 percent due to annual fees recognized in arrears having been recorded in the first quarter of 2004.

International service fees for the second quarter of 2004 were essentially unchanged over the prior year quarter and decreased 2 percent from the first quarter of 2004 primarily due to lower import letters of credit fees.

Second-quarter 2004 other income was 17 percent lower than the second quarter of 2003 primarily due to lower loan product fees and 2 percent higher than the first quarter of 2004.

For the second quarter of 2004, $0.9 million in gains on the sale of loans, assets, and debt repurchase and gains on the sale of securities were realized, compared to $1.3 million for the second quarter of 2003 and $0.6 million for the first quarter of 2004.

Noninterest Expense

Second-quarter 2004 noninterest expense of $95.7 million was up 5 percent compared to $91.3 million for the second quarter of 2003 and up 1 percent from $94.5 million for the first quarter of 2004.  The year-over-year increase primarily relates to higher staff cost including base salaries, incentives, and benefit costs including restricted stock costs.  Restricted stock awards continue to replace a portion of the stock option grants that are part of the Company’s equity compensation program.

For the second quarter of 2004, the efficiency ratio was 52.72 percent compared with 52.53 percent for the second quarter of 2003, and 53.39 percent for the first quarter of 2004.

Minority Interest

Minority interest consists of preferred stock dividends on the Bank’s real estate investment trust subsidiaries and the minority ownership share of earnings of the Corporation’s majority owned asset management firms.

Income Taxes

The second-quarter 2004 effective tax rate was 37.5 percent, compared with 36.6 percent for all of 2003.  The effective tax rate reflects changes in the mix of tax rates applicable to income before tax.  Quarterly comparisons with the first three quarters of 2003 were impacted by the real estate investment trust (“REIT”) state tax benefits which were included in net income in the first three quarters of 2003 and were reversed in the fourth quarter of 2003.

The effective tax rates differ from the applicable statutory federal tax rate due to various factors, including state taxes, tax-exempt income including interest on bank-owned life insurance, and affordable housing investments.

The Company’s tax returns are being audited by the Internal Revenue Service back to 1998 and by the Franchise Tax Board of the State of California back to 1996.  From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions.  If it becomes probable that a tax position originally taken to support amounts reported on the financial statements will not be sustained upon a challenge from a tax authority and the tax effect of this difference is reasonably estimable, such amounts will be recognized.

As previously reported, the California Franchise Tax Board (“FTB”) has taken the position that certain REIT and registered investment company (“RIC”) tax deductions will be disallowed consistent with notices issued by the State of California that stipulate that the RIC and REIT are listed transactions under California tax shelter legislation.  While management continues to believe that the tax benefits realized in previous years were appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative–Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties.  The Company retains potential exposure for assertion of an accuracy-rated penalty should the FTB prevail in its position, in addition to the risk of not being successful in its refund claims for taxes and interest.  As of June 30, 2004, the Company reflected a $36.4 million net state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $23.7 million after giving effect to Federal tax benefits.  Although management intends to aggressively pursue its claims for REIT and RIC refunds for the 2000 to 2003 tax years, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or a portion of the $23.7 million net state tax receivable after giving effect to Federal tax benefits.

BALANCE SHEET ANALYSIS

Average assets for the second quarter of 2004 were higher than the second quarter of 2003, primarily due to an increase in average securities, loans, and federal funds sold.  Total assets at June 30, 2004 increased 9 percent to $13.5 billion from $12.4 billion at June 30, 2003, and increased 4 percent from $13.0 billion at December 31, 2003.

Total average interest-earning assets for the second quarter of 2004 were $12.1 billion, an increase of 11 percent over the $10.9 billion in total average interest-earning assets for the second quarter of 2003 and were 5 percent higher than the $11.6 billion in average interest-earning assets for the first quarter of 2004.

Securities

Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

	June 30, 2004		December 31, 2003		June 30, 2003
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$354,628	$350,169	$345,725	$348,468	$238,343	$242,288
Mortgage-backed	2,765,606	2,702,740	2,561,976	2,561,997	2,257,765	2,292,818
State and Municipal	271,568	276,178	255,355	268,041	246,751	263,121
Total debt securities	3,391,802	3,329,087	3,163,056	3,178,506	2,742,859	2,798,227
Marketable equity securities	194,383	189,670	187,576	187,148	192,542	194,459
Total securities	$3,586,185	$3,518,757	$3,350,632	$3,365,654	$2,935,401	$2,992,686

Average securities available-for-sale continued to increase primarily due to strong deposit growth.  At June 30, 2004, securities available-for-sale totaled $3.5 billion, an increase of $0.5 billion compared with holdings at June 30, 2003 and an increase of $0.2 billion from December 31, 2003.  At June 30, 2004, the portfolio had an unrealized net loss of $67.4 million compared with unrealized net gain of $15.0 million and $57.3 million at December 31, 2003 and June 30, 2003, respectively.  The average duration of total available-for-sale securities at June 30, 2004 was 3.8 years.  The 3.8 duration compares with 3.4 at December 31, 2003 and 2.3 at June 30, 2003.  Duration provides a measure of fair value sensitivity to changes in interest rates.  This is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest rate risk guidelines set by the Board of Directors.  See “— Asset /Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the contractual remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of June 30, 2004.  Contractual maturities of mortgage-backed securities are substantially longer than their expected maturities due to scheduled and unscheduled principal payments.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agency	$25,164	4.03	$323,968	3.30	$1,037	6.17	$—	—	$350,169	3.36
Mortgage-backed	171,797	4.21	—	—	330,314	4.15	2,200,629	4.57	2,702,740	4.50
State and Municipal	5,734	6.93	109,905	6.73	90,549	6.21	69,990	6.15	276,178	6.42
Total debt securities	$202,695	4.26	$433,873	4.17	$421,900	4.60	$2,270,619	4.62	$3,329,087	4.54

Amortized cost	$204,804		$433,652		$425,924		$2,327,422		$3,391,802

Dividend income included in interest income on securities in the Unaudited Consolidated Statement of Income for the second quarter of 2004 and 2003 was $1.9 million and $2.2 million, respectively.

Loan Portfolio

A comparative period-end loan table is presented below:

Loans

Dollars in thousands	June 30, 2004	December 31, 2003	June 30, 2003

Commercial	$3,077,689	$3,222,444	$3,232,780
Commercial real estate mortgages	1,842,956	1,813,518	1,721,650
Residential mortgages	2,114,335	1,937,979	1,736,442
Real estate construction	782,435	637,595	653,063
Equity lines of credit	214,533	188,711	174,314
Installment	93,548	82,495	71,977
	8,125,496	7,882,742	7,590,226
Less allowance for credit losses	165,117	165,986	170,927
Total loans, net	$7,960,379	$7,716,756	$7,419,299

Total loans at June 30, 2004 were 7 percent and 3 percent higher than total loans at June 30, 2003 and December 31, 2003, respectively.  At June 30, 2004, the Company’s loan portfolio included approximately $453.1 million of loans managed in Northern California offices.  In addition, the portfolio included approximately $53.0 million in outstanding dairy loans, an industry, which as previously announced, the Company expects to exit.  Due to higher milk prices, it is now anticipated that the Company can do so at minimal cost over the next six months, a shorter period than previously anticipated.

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

Nonaccrual Loans, ORE and Restructured Loans

Dollars in thousands	June 30, 2004	December 31, 2003	June 30, 2003

Nonaccrual loans:
Commercial	$34,651	$37,418	$55,638
Commercial real estate	3,238	2,527	11,164
Real estate construction	1,168	916	1,642
Residential real estate	2,371	899	640
Equity lines of credit	25	168	293
Installment	380	345	—
Total	41,833	42,273	69,377
ORE	—	—	173
Total nonaccrual loans and ORE	$41,833	$42,273	$69,550

Total nonaccrual loans as a percentage of total loans	0.51%	0.54%	0.91%
Total nonaccrual loans and ORE as a percentage of total loans and ORE	0.51	0.54	0.92
Allowance for credit losses to total loans	2.03	2.11	2.25
Allowance for credit losses to nonaccrual loans	394.71	392.65	246.37

Loans past due 90 days or more on accrual status:
Commercial	$153	$235	$5,225
Real estate	—	1,808	628
Total	$153	$2,043	$5,853

At June 30, 2004, approximately 25 percent of the nonperforming assets were loans to Northern California clients, and 25 percent were five dairy credits.  The remaining 50 percent were loans to other borrowers with no major industry concentrations.

At June 30, 2004, there were $38.9 million of impaired loans included in nonaccrual loans, which had an allowance of $6.3 million allocated to them.  On a comparable basis, at March 31, 2004, there were $41.9 million of impaired loans, which had an allowance of $5.9 million allocated to them.  The assessment for impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured.  When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral.  In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.  As a final alternative, the observable market price of the debt may be used to assess impairment.  Additionally, some impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

The following table summarizes the changes in nonaccrual loans for the three and six months ended June 30, 2004 and 2003.

Changes in Nonaccrual Loans

	For the three months ended June 30,		For the six months ended June 30,
Dollars in thousands	2004	2003	2004	2003

Balance, beginning of period	$42,733	$99,738	$42,273	$71,357
Loans placed on nonaccrual	32,823	18,905	50,237	71,647
Charge-offs	(9,019)	(12,266)	(12,614)	(22,783)
Loans returned to accrual status	(5,483)	—	(11,458)	—
Repayments (including interest applied to principal)	(19,221)	(37,000)	(26,605)	(50,844)
Balance, end of period	$41,833	$69,377	$41,833	$69,377

In addition to loans disclosed above as nonaccrual or restructured, management has also identified $11.2 million of credits to 14 borrowers, including one commercial loan relationship totaling $7.0 million, where the ability to comply with the present loan payment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loans on nonaccrual status at June 30, 2004.  This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.

Management’s classification of credits as nonaccrual, restructured, or problems does not necessarily indicate that the principal is uncollectable in whole or in part.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level that management deems appropriate based on a thorough analysis of numerous factors, including levels of net charge-offs and nonaccrual loans and changes in the loan portfolio.  Credit quality will be influenced by underlying trends in the economy, particularly in California, and other factors that may be beyond management’s control.  No assurances can be given that the Company will not sustain credit losses, in any particular period, that are sizable in relation to the allowance for credit losses.  Based on known information available to it at the date of this report, management believes the allowance for credit losses is adequate to cover risks inherent in the portfolio at June 30, 2004.  Subsequent evaluation of the loan portfolio, in light of factors then prevailing, will dictate the level of provisions required to maintain the adequacy of the allowance for credit losses.

The following table summarizes key statistics relating to the allowance for credit losses.

	At or for the three months ended June 30,		% Change	At or for the three months ended	% Change
Dollars in millions	2004	2003		March 31, 2004
Allowance for Credit Losses	$165.1	$170.9	(3)	$165.1	0
Percentage of Allowance for Credit Losses to Outstanding Loans	2.03%	2.25%	(10)	2.07%	(2)
Percentage of Allowance for Credit Losses to Nonaccrual Loans	394.71	246.37	60	386.29	2
Provision For Credit Losses	$—	$11.5	(100)	$—	0
Net Loan Charge-Offs	—	10.1	(100)	0.9	(100)
Annualized Percentage of Net Charge-offs to Average Loans	—%	0.52%	(100)	0.05%	(100)

The table below summarizes the changes in the allowance for credit losses for the three and six months ended June 30, 2004 and 2003.

Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2004	2003	2004	2003

Loans outstanding	$8,125,496	$7,590,226	$8,125,496	$7,590,226
Average amount of loans outstanding	$8,053,916	$7,793,863	$7,970,123	$7,878,627
Balance of allowance for credit losses, beginning of period	$165,072	$169,480	$165,986	$164,502
Loans charged off:
Commercial	(9,586)	(14,151)	(12,842)	(27,438)
Real estate and other	(14)	(60)	(1,107)	(1,655)
Total loans charged off	(9,600)	(14,211)	(13,949)	(29,093)
Less recoveries of loans previously charged off:
Commercial	8,631	3,749	11,955	6,017
Real estate and other	1,014	409	1,125	501
Total recoveries	9,645	4,158	13,080	6,518
Net loans (charged off) recovered	45	(10,053)	(869)	(22,575)
Provision for credit losses	—	11,500	—	29,000
Balance, end of period	$165,117	$170,927	$165,117	$170,927

Other Assets

Other assets included the following:

	Other Assets
Dollars in thousands	June 30, 2004	December 31, 2003	June 30, 2003
Interest rate swap mark-to-market	$25,405	$42,133	$70,168
Accrued interest receivable	45,521	43,980	44,543
Claim in receivership and other assets	12,151	12,151	23,285
Loans held-for-sale	—	—	3,625
Income tax refund	36,409	17,813	3,305
Other	67,810	55,708	55,687
Total other assets	$187,296	$171,785	$200,613

The claim in receivership and other assets were acquired in the acquisition of Pacific Bank.  The reduction in 2003 was due to the claim in receivership being collected.

See “— Net Interest Income” for a discussion of interest rate swaps that result in the swap mark-to-market asset of $25.4 million.

See “— Income Taxes” for a discussion of income tax refund of $36.4 million.

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

The Company had outstanding and unfunded loan commitments aggregating $3,385.2 million at June 30, 2004.  In addition, the Company had $430.2 million outstanding in bankers’ acceptances and letters of credit of which $396.2 million relate to standby letters of credit at June 30, 2004.  Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.  There have been no material changes to the information provided in the Company’s off balance sheet arrangements since the last reporting period.

Deposits

Deposits totaled $11.5 billion at June 30, 2004, an increase of 13 percent compared with $10.2 billion at June 30, 2003, and increased 5 percent over the $10.9 billion at December 31, 2003.  New clients, additional trust and escrow deposits, and a lower earnings credit on analyzed deposit accounts resulting from lower interest rates, contributed to the growth of deposits.

Demand deposits accounted for 51 percent of total deposits at June 30, 2004.  Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 93 percent of total deposits at June 30, 2004.  See “— Net Interest Income.”

Other Borrowings

Other borrowings have declined by $46.7 million from December 31, 2003 and $228.0 million from June 30, 2003 to $656.4 million at June 30, 2004 as deposits have increased.

FIRST-HALF RESULTS

First-half 2004 results of $103.1 million, or $2.03 per share, rose from $89.7 million, or $1.80 per share in the first half of 2003 attributable to the following:

•                  Average deposits grew 13 percent and core deposits went up 17 percent.

•                  Average loans increased by $91.5 million, or 1 percent.  Residential mortgage loans rose 14 percent, commercial real estate mortgage loans rose 4 percent, real estate construction loans rose 9 percent and commercial loans decreased 9 percent partially due to the payoff of dairy loans.

•                  Revenues increased 6 percent attributable to the rise of both net interest income and noninterest income.  Noninterest income as a percentage of total revenues was 26 percent for the first half of 2004 compared with 25 percent for the first half of 2003.

•                  No provision for credit losses was recorded on continued strong credit quality.

•                  Noninterest income grew 13 percent from $84.0 million to $94.8 million.  This increase is attributable to increased trust and investment fees from higher assets under management or administration and the operations of Convergent Capital Management, LLC (“CCM”).  CCM results were included for the entire first half of 2004 while the acquisition affected only the second quarter of 2003.  The acquisition was completed on April 1, 2003.

•                  Noninterest expense was up 8 percent from $176.7 million to $190.2 million partly because of the acquisition of CCM.

•                  First-half results included no tax benefits of the Company’s two REITS.  First-half 2003 results included $5.5 million in net income, or $0.11 per share, from tax benefits of the Company’s two REITS.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at June 30, 2004, December 31, 2003, and June 30, 2003.

	Regulatory Well Capitalized Standards		June 30, 2004	December 31, 2003	June 30, 2003
City National Corporation
Tier 1 leverage	N/A	%	7.69%	7.48%	7.17%
Tier 1 risk-based capital	6.00		11.11	10.81	10.21
Total risk-based capital	10.00		14.81	14.86	14.45

City National Bank
Tier 1 leverage	5.00		8.13	8.01	7.74
Tier 1 risk-based capital	6.00		11.69	11.51	10.93
Total risk-based capital	10.00		15.40	15.58	15.18

Tier 1 capital ratios include the impact of $26.0 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in minority interest in consolidated subsidiaries.

Average shareholders’ equity to average assets at June 30, 2004 was 9.3 percent compared to 9.5 percent at June 30, 2003 and 9.7 percent at March 31, 2004.

Accumulated other comprehensive income was a loss of $38.4 million compared to income of $39.8 million and $12.9 million as of June 30, 2003 and December 31, 2003, respectively.  The decline related primarily to the impact of the increase in long and medium term interest rates on the securities portfolio during the period.

The following table provides information about purchases by the Company during the six months ended June 30, 2004 of equity securities that are registered by the Company pursuant of Section 12 of the Exchange Act.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/04 - 01/31/04	420,900		$58.77	420,900	329,000
02/01/04 - 02/29/04	187,745		60.00	187,300	141,700
03/01/04 - 03/31/04	124,900		59.36	124,800	1,016,900
04/01/04 - 04/30/04	2,752		60.81	—	1,016,900
05/01/04 - 05/31/04	7,949		60.07	7,400	1,009,500	(2)
	744,246	(1)	$59.20	740,400	1,009,500

(1)          We repurchased an aggregate of 740,400 shares of our common stock pursuant to repurchase programs that we publicly announced on January 22, 2003 and July 15, 2003 (the “Programs”) and we received 3,846 shares in payment of the exercise price of stock options.

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

On July 28, 2004, the Corporation declared a regular quarterly cash dividend on common stock at a rate of $0.32 per share to shareholders of record on August 11, 2004, payable on August 23, 2004.

LIQUIDITY MANAGEMENT

The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale.  Liquidity is also provided by maturing securities and loans.

Average core deposits and shareholders’ equity comprised 87 percent of total funding of average assets in the second quarter of 2004, compared with 83 percent in the second quarter of 2003.  This increase allowed the Company to decrease its use of more costly alternative funding sources.  See “— Net Interest Income.”

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

Net Interest Simulation: During the first half of 2004, the Company maintained a moderate asset sensitive interest rate position.  Based on the balance sheet at June 30, 2004, the Company’s net interest income simulation model indicates that net interest income would not be substantially adversely impacted by changes in interest rates.  Assuming a static balance sheet, a gradual 100 basis point decline in interest rates over a twelve-month horizon would result in a decrease in projected net interest income of approximately 2.4 percent.  The 2.4 percent at-risk amount is down from the previous two quarters, which were 2.9 percent and 3.2 percent at March 31, 2004 and December 31, 2003, respectively.  A gradual 100 basis point increase in interest rates over the next 12-month period would result in an increase in projected net interest income of approximately 1.6 percent.  This is down from the March 31, 2004 and December 31, 2003 results, which were 2.1 percent and 2.5 percent, respectively.  Exposure remains within ALCO guidelines.  The Company continues to use a variety of other tools to manage its asset sensitivity.

Present Value of Equity: The model indicates that the Present Value of Equity (PVE) is somewhat vulnerable to a sudden and substantial increase in interest rates.  As of June 30, 2004, a 200 basis point increase in interest rates results in a 6.0 percent decline in PVE.  This compares to a 4.1 percent decline and a 3.8 percent decline at March 31, 2004 and December 31, 2003 respectively.  These measures reflect changes to our deposit longevity assumptions approved during the first quarter of 2004.

As of June 30, 2004, the Company had $1,090.9 million of notional principal in receive fixed-pay LIBOR interest rate swaps. The Company’s interest-rate risk-management instruments had a net positive fair value of $19.3 million ($25.4 million in positive fair values net of $6.1 million in negative fair values) at June 30, 2004 compared with $54.2 million positive fair value at March 31, 2004. Credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for City National Corporation and each subsidiary with each counterparty that were outstanding at the end of the period, taking into consideration legal right of offset. The Company’s swap agreements require collateral to mitigate the amount of credit risk if certain market value thresholds are exceeded.  At June 30, City National Bank had credit exposure of $25.4 million, and had taken delivery of securities with a total market value of $15.3 million to cover margin requirements for this exposure. City National Corporation had delivered securities with a market value of $4.5 million as margin for swaps with a negative market value of $6.1 million.

At June 30, 2004, the Company’s outstanding foreign exchange contracts for both those purchased as well as sold totaled $83.6 million all with maturities less than 1 year.  Total outstanding foreign exchange contracts for both those purchased as well as sold at March 31, 2004 were $82.4 million, including $0.8 million with maturities over 1 year.  The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging for clients’ transaction and economic exposures arising out of commercial transactions.  The Company’s policies also permit limited proprietary currency positioning.  The Company actively manages its foreign exchange exposures within prescribed risk limits and controls.

ITEM 4.  CONTROL AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As part of the Company’s system of disclosure controls and procedures, we have created a disclosure committee, which consists of certain members of the Company’s senior management.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the chief executive officer, chief financial officer and other members of the disclosure committee, as appropriate to allow timely decisions regarding required disclosure.

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

•                                          Loan delinquencies could increase;

•                                          Problem assets and foreclosures could increase;

•                                          Demand for our products and services could decline; and

•                                          Collateral for loans made by us, especially real estate, could decline in value, in turn reducing clients’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

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

PART II.

ITEM 2.                                                     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF  EQUITY SECURITIES

The information required by this item regarding purchases by the Company during the quarter  ended June 30, 2004 of equity securities that are registered with the Company pursuant to Section  12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report  under Note 6.

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

(b)          Report on Form 8-K

On July 6, 2004, the Corporation filed a report on Form 8-K under item 9 (Regulation FD Disclosure) of Form 8-K regarding the naming of Christopher J. Carey as Executive Vice President and Chief Financial Officer of both City National Corporation and City National Bank.  Included in the report was a press release dated July 6, 2004.

On July 14, 2004 the Corporation filed a report on Form 8-K under item 9 (Regulation FD Disclosure) and item 12 (results of Operations and Financial Condition) of Form 8-K regarding the financial results for the quarter and six months ended June 30, 2004.  Included in the report was a press release dated July 14, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE:	August 9, 2004	/s/ Christopher J. Carey
CHRISTOPHER J. CAREY
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)