Form 10-Q
period 2004-09-30
CITY NATIONAL CORP
filed 2004-11-09
CIK 201461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☒	NO ☐

Number of shares of common stock outstanding at October 31, 2004:  49,180,631

PART 1 - FINANCIAL INFORMATON

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

Dollars in thousands, except per share amounts	September 30, 2004	December 31, 2003	September 30, 2003
Assets
Cash and due from banks	$410,694	$461,443	$497,392
Federal funds sold	890,000	240,000	717,200
Due from banks - interest bearing	37,890	405,747	33,646
Securities available-for-sale - cost $3,775,384; $3,350,632 and $3,381,676 at September 30, 2004, December 31, 2003 and September 30, 2003, respectively	3,780,750	3,365,654	3,409,374
Trading account securities	49,752	91,535	58,378
Loans	8,174,137	7,882,742	7,542,147
Less allowance for loan losses (a)	148,056	156,015	156,563
Net loans	8,026,081	7,726,727	7,385,584
Premises and equipment, net	63,097	62,719	64,403
Deferred tax asset	98,955	65,913	68,404
Goodwill	253,817	253,824	251,038
Intangibles	42,860	47,879	46,233
Bank owned life insurance	64,491	62,799	62,324
Affordable housing investments	62,759	66,480	65,609
Other assets	196,500	171,785	172,672
Customers’ acceptance liability	3,754	5,708	7,917
Total assets (a)	$13,981,400	$13,028,213	$12,840,174

Liabilities
Demand deposits	$5,922,689	$5,486,668	$5,365,335
Interest checking deposits	812,387	840,659	729,892
Money market deposits	3,887,011	3,260,959	3,303,615
Savings deposits	198,138	208,701	212,688
Time deposits-under $100,000	186,014	199,875	205,625
Time deposits-$100,000 and over	859,314	940,201	968,546
Total deposits	11,865,553	10,937,063	10,785,701
Federal funds purchased and securities sold under repurchase agreements	71,570	111,713	103,346
Other short-term borrowings	50,125	65,135	15,125
Subordinated debt	291,073	295,723	299,898
Long-term debt	231,882	230,555	282,159
Reserve for unfunded credit commitments (a)	12,295	9,971	9,646
Other liabilities	114,741	127,045	126,539
Acceptances outstanding	3,754	5,708	7,917
Total liabilities	12,640,993	11,782,913	11,630,331
Minority interest in consolidated subsidiaries	27,180	26,044	26,044

Commitments and contingencies Shareholders’ Equity
Preferred Stock authorized - 5,000,000 : none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000; Issued - 50,585,201; 50,459,716 and 50,454,249 shares at September 30, 2004, December 31, 2003 and September 30, 2003, respectively	50,585	50,460	50,454
Additional paid-in capital	409,597	401,233	401,612
Accumulated other comprehensive income	3,683	12,903	21,446
Retained earnings	924,066	814,591	783,902
Deferred equity compensation	(13,355)	(6,699)	(7,158)
Treasury shares, at cost - 1,157,468; 1,255,569; and 1,545,450 shares at September 30, 2004, December 31, 2003 and September 30, 2003, respectively	(61,349)	(53,232)	(66,457)
Total shareholders’ equity	1,313,227	1,219,256	1,183,799
Total liabilities and shareholders’ equity (a)	$13,981,400	$13,028,213	$12,840,174

(a)                                  As of September 30, 2004, the company has reclassified the reserve for unfunded credit commitments from the allowance for loan losses to other liabilities. Amounts presented prior to the third quarter of 2004 have been reclassified to conform to the presentation in the third quarter of 2004.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
In thousands, except per share amounts	2004	2003	2004	2003

Interest Income
Loans	$112,635	$107,515	$325,069	$334,427
Securities available-for-sale	37,178	33,162	111,865	94,885
Federal funds sold and securities purchased under resale agreements	2,450	1,511	3,998	2,693
Due from bank - interest bearing	84	124	316	208
Trading account	84	49	158	157
Total interest income	152,431	142,361	441,406	432,370
Interest Expense
Deposits	11,429	10,045	31,019	36,067
Subordinated debt	1,497	1,232	3,946	3,995
Other long-term debt	1,571	1,788	4,429	5,482
Federal funds purchased and securities sold under repurchase agreements	411	292	924	1,331
Other short-term borrowings	182	343	500	1,493
Total interest expense	15,090	13,700	40,818	48,368
Net interest income	137,341	128,661	400,588	384,002
Provision for credit losses	—	—	—	29,000
Net interest income after provision for credit losses	137,341	128,661	400,588	355,002
Noninterest Income
Trust and investment fees	16,850	14,148	49,102	32,878
Brokerage and mutual fund fees	9,675	9,264	27,768	27,519
Cash management and deposit transaction charges	10,322	10,885	32,362	32,868
International services	5,191	4,845	15,359	14,192
Bank owned life insurance	588	747	2,134	2,192
Gain on sale of loans and assets	9	16	9	118
Gain on sale of securities	327	36	1,827	2,538
Other	4,678	5,327	13,915	16,991
Total noninterest income	47,640	45,268	142,476	129,296
Noninterest Expense
Salaries and employee benefits	59,675	55,261	178,657	161,582
Net occupancy of premises	8,124	8,142	23,081	22,973
Professional fees	7,582	6,821	20,418	20,026
Information services	4,522	4,749	13,632	13,304
Depreciation	3,614	3,315	10,116	9,453
Marketing and advertising	3,666	3,060	10,985	9,725
Office services	2,444	2,504	7,350	7,472
Amortization of intangibles	1,763	2,365	5,282	6,568
Equipment	478	528	1,879	1,832
Other operating	5,893	5,588	16,547	16,126
Total noninterest expense	97,761	92,333	287,947	269,061
Minority interest in net income of consolidated subsidiaries	1,502	1,717	4,408	3,257
Income before income taxes	85,718	79,879	250,709	211,980
Income taxes	32,240	27,376	94,133	69,741
Net income	$53,478	$52,503	$156,576	$142,239
Net income per share, basic	$1.09	$1.08	$3.20	$2.93
Net income per share, diluted	$1.04	$1.05	$3.07	$2.85
Shares used to compute income per share, basic	49,076	48,537	48,868	48,541
Shares used to compute income per share, diluted	51,182	50,177	50,970	49,942
Dividends per share	$0.32	$0.28	$0.96	$0.69

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
Dollars in thousands	2004	2003

Cash Flows From Operating Activities
Net income	$156,576	$142,239
Adjustments to net income:
Provision for credit losses	—	29,000
Amortization of restricted stock awards	2,209	510
Amortization of intangibles	5,282	6,568
Depreciation and software amortization	12,955	12,254
Deferred income tax benefit	(26,365)	(18,065)
Gain on sales of loans and assets	(9)	(118)
Gain on sales of securities	(1,827)	(2,538)
Net decrease (increase) in other assets	(39,313)	17,476
Net decrease in trading securities	41,783	68,421
Other, net	6,185	1,390
Net cash provided by operating activities	157,476	257,137

Cash Flows From Investing Activities
Purchase of securities	(1,449,766)	(2,588,462)
Sales of securities available-for-sale	416,355	188,525
Maturities and paydowns of securities	602,649	1,181,395
Sales of loans	—	11,744
Loan principal collections (originations), net	(291,395)	432,375
Purchase of premises and equipment	(13,333)	(14,628)
Net cash for acquisitions	—	(39,907)
Other, net	(4)	(2)
Net cash used by investing activities	(735,494)	(828,960)

Cash Flows From Financing Activities
Net increase in deposits	928,490	946,003
Net decrease in federal funds purchased and securities sold under repurchase agreements	(40,143)	(163,381)
Net decrease in short-term borrowings, net of transfers from long-term debt	(15,010)	(125,000)
Repayment of long-term debt	—	(6,575)
Net proceeds of issuance of senior debt	—	221,749
Proceeds from exercise of stock options	27,002	23,329
Stock repurchases	(43,826)	(45,217)
Cash dividends paid	(47,101)	(33,532)
Net cash provided by financing activities	809,412	817,376

Net increase in cash and cash equivalents	231,394	245,553
Cash and cash equivalents at beginning of year	1,107,190	1,002,685
Cash and cash equivalents at end of period	$1,338,584	$1,248,238

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$47,981	$52,643
Income taxes	78,500	64,000

Non-cash investing activities:
Transfer from long-term debt to short-term borrowings	$—	$15,000

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

				Accumulated
			Additional	other				Total
	Shares	Common	paid-in	comprehensive	Retained	Deferred	Treasury	shareholders’
Dollars in thousands	issued	stock	capital	income	Earnings	Compensation	stock	equity

Balances, December 31, 2002	50,282,743	$50,283	$400,866	$40,400	$675,195	$—	$(56,785)	$1,109,959
Net income	—	—	—	—	142,239	—	—	142,239
Other comprehensive income net of tax
Net unrealized gain on securities available-for-sale, net of relassification adjustment of $0.1 million of net gains included in net income	—	—	—	(17,105)	—	—	—	(17,105)
Net unrealized loss on cash flow hedges, net of reclassification of $4.4 million of net gains included in net income	—	—	—	(1,849)	—	—	—	(1,849)
Total comprehensive income								123,285
Issuance of shares for stock options	—	—	(12,216)	—	—	—	35,545	23,329
Restricted stock grants	171,506	171	7,497	—	—	(7,668)	—	—
Amortization of restricted stock grants	—	—	—	—	—	510	—	510
Tax benefit from stock options	—	—	5,465	—	—	—	—	5,465
Cash dividends	—	—	—	—	(33,532)	—	—	(33,532)
Repurchased shares, net	—	—	—	—	—	—	(45,217)	(45,217)

Balance, September 30, 2003	50,454,249	$50,454	$401,612	$21,446	$783,902	$(7,158)	$(66,457)	$1,183,799

Balance, December 31, 2003	50,459,716	$50,460	$401,233	$12,903	$814,591	$(6,699)	$(53,232)	$1,219,256
Net income	—	—	—	—	156,576	—	—	156,576
Other comprehensive income net of tax
Net unrealized loss on securities available-for-sale, net of relassification adjustment of $1.7 million of net gains included in net income	—	—	—	(5,602)	—	—	—	(5,602)
Net unrealized loss on cash flow hedges, net of reclassification of $3.9 million of net gains included in net income	—	—	—	(3,618)	—	—	—	(3,618)
Total comprehensive income								147,356
Issuance of shares for stock options	—	—	(8,707)	—	—	—	35,709	27,002
Restricted stock grants	125,485	125	8,304	—	—	(8,865)	—	(436)
Amortization of restricted stock grants	—	—	—	—	—	2,209	—	2,209
Tax benefit from stock options	—	—	8,767	—	—	—	—	8,767
Cash dividends	—	—	—	—	(47,101)	—	—	(47,101)
Repurchased shares, net	—	—	—	—	—	—	(43,826)	(43,826)

Balances, September 30, 2004	50,585,201	$50,585	$409,597	$3,683	$924,066	$(13,355)	$(61,349)	$1,313,227

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

3.               Trading account securities are stated at fair value.  Investments not classified as trading securities are classified as securities available-for-sale and recorded at fair value.  Unrealized holding gains or losses for securities available-for-sale, net of taxes are excluded from net income and are reported as other comprehensive income included as a separate component of shareholders’ equity.

In March 2004, the Emerging Issue Task Force reached a consensus opinion on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. Adoption of the new measurement requirements has been delayed by the FASB pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to market interest rate fluctuations.  The Company has included the new disclosure requirements in its 2003 Annual Report on Form 10-K.  Since December 31, 2003, there has been no significant change in the amount of unrealized losses in the securities portfolio.

4.               Certain prior periods’ data have been reclassified to conform to current period presentation.  At September 30, 2004, the Company reclassified its reserve for unfunded credit commitments from the allowance for loan losses to other liabilities.

At September 30, 2004, the allowance for loan losses was $148.1 million or 1.81 percent of outstanding loans. This was after the Company reclassified $12.3 million for $4.3 billion of unfunded credit commitments from the allowance for loan losses to other liabilities.  Unfunded credit commitments increased by approximately $234 million during the third quarter of 2004.  The process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan losses.  Prior to the reclassification, the allowance for loan losses was $160.4 million or 1.96 percent of outstanding loans.

The following schedule summarizes the reclassification of unfunded credit commitments for the four quarters of 2003 and the first three quarters of 2004.

	Allowance for Loan Losses	Reserve for Unfunded Credit Commitments	Combined Total
Balances, December 31, 2002	$156,598	$7,904	$164,502
Net Charge-offs	(12,522)	—	(12,522)
Provision	17,172	328	17,500
Balances, March 31, 2003	161,248	8,232	169,480
Net Charge-offs	(10,053)	—	(10,053)
Provision	10,752	748	11,500
Balances June 30, 2003	161,947	8,980	170,927
Net Charge-offs	(4,718)	—	(4,718)
Provision	(666)	666	—
Balances, September 30, 2003	156,563	9,646	166,209
Net Charge-offs	(223)	—	(223)
Provision	(325)	325	—
Balances, December 31, 2003	156,015	9,971	165,986
Net Charge-offs	(914)	—	(914)
Provision	(603)	603	—
Balances, March 31, 2004	154,498	10,574	165,072
Net Recoveries	45	—	45
Provision	(1,272)	1,272	—
Balances, June 30, 2004	153,271	11,846	165,117
Net Charge-offs
Provision	(449)	449	—
Balances, September 30, 2004	$148,056	$12,295	$160,351

5.               The following table provides information about purchases by the Company during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/04 - 07/31/04	474		$63.40	—	1,009,500
	474	(1)	$63.40	—	1,009,500	(2)

(1)          No shares of our common stock were repurchased during the quarter pursuant to a repurchase program that we publicly announced on July 15, 2003 (the “Program”) however we received 474 shares in payment of the exercise price of stock options.

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

Basic earnings per share is based on the weighted average shares of common stock outstanding less unvested restricted shares and units.  Diluted earnings per share gives effect to all dilutive potential common shares which consists of stock options and restricted shares and units that were outstanding during the period.  At September 30, 2004, 2,058 stock options were antidilutive compared with 50,950 antidilutive stock options at September 30, 2003.

6.               The Company applies APB Opinion No. 25 in accounting for stock option plans and, accordingly, no compensation cost has been recognized for its plans in the financial statements.  As a practice, the Corporation’s stock option grants are such that the exercise price equals the current market price of the common stock.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under

SFAS No. 123 using the Black Scholes option-pricing model, the Company’s proforma net income would have been reduced to the proforma amounts indicated below:

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands, except for per share amounts	2004	2003	2004	2003
Net income, as reported	$53,478	$52,503	$156,576	$142,239
Proforma net income	52,645	50,807	154,207	137,524
Net income per share, basic, as reported	1.09	1.08	3.20	2.93
Proforma net income per share, basic	1.07	1.05	3.15	2.83
Net income per share, diluted, as reported	1.04	1.05	3.07	2.85
Proforma net income per share, diluted	1.03	1.01	3.03	2.75
Percentage reduction in net income per share, diluted	0.96%	3.81%	1.30%	3.51%

During the latter part of the second quarter of 2003, stock-based compensation performance awards for 2002 were granted to colleagues of the Company.  These performance awards for the first time included restricted stock grants with fewer stock options, which reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues.  The number of shares awarded was further reduced in 2004 for stock-based compensation performance awards for 2003 when the Company took into consideration changes in the value of the Company’s stock price when determining share awards.  The 2004 percentage reduction in net income per share, diluted is lower because a fewer number of stock options have been awarded with a portion replaced by restricted stock awards, the cost of which is charged to noninterest expense.  The Company recorded $944,000 in expense for restricted stock awards in the third quarter of 2004 and $2,209,000 for the first nine months of 2004 compared with $381,000 and $510,000 for the third quarter and first nine months of 2003.  There was no expense for restricted stock awards in the first quarter of 2003 since the first grant was not until June 2003.

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

7.               On April 1, 2003, the Corporation acquired Convergent Capital Management LLC, a privately held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms.  Combined, these 10 firms manage assets of approximately $9.2 billion as of September 30, 2004.  The purchase price was $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt.  The acquisition resulted in $25.8 million in customer contract intangibles, which are being amortized over 20 years, and $21.5 million in goodwill.

8.               As we previously reported, the California Franchise Tax Board (“FTB”) has taken the position that certain REIT and registered investment company (“RIC”) tax deductions will be disallowed consistent with notices issued by the State of California that stipulate that the RIC and REIT are listed transactions under California tax shelter legislation.  While management continues to believe that the tax benefits realized in previous years were appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative—Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties.  The Company retains potential exposure for assertion of an accuracy-rated penalty should the FTB prevail in its position, in addition to the risk of not being successful in its refund claims for taxes and interest.  As of September 30, 2004, the Company continues to reflect a $36.4 million net state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $23.7 million after giving effect to Federal tax benefits.  Although management intends to aggressively pursue its claims for REIT and RIC refunds for the 2000 to 2002 tax years, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or a portion of the $23.7 million net state tax receivable after giving effect to Federal tax benefits.

9.               As previously reported, during 2002, a SERP was created for one of the officers of the Company.  At September 30, 2004, there was a $2.0 million unfunded pension liability and a $1.0 million intangible asset related to this plan.  The total expense for the third quarter and first nine months of 2004 and 2003 was $0.1 million and $0.4 million, respectively.

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

(Unaudited)

	At or for the three months ended			Percentage change September 30, 2004 from
Dollars in thousands, except per share amounts	September 30, 2004	June 30, 2004	September 30, 2003	June 30, 2004	September 30, 2003

For The Quarter
Net income	$53,478	$52,200	$52,503	2%	2%
Net income per common share, diluted	1.04	1.03	1.05	1	(0)
Dividends, per common share	0.32	0.32	0.28	0	14

At Quarter End
Assets (2)	$13,981,400	$13,485,746	$12,840,174	4	9
Deposits	11,865,553	11,454,919	10,785,701	4	10
Loans	8,174,137	8,125,496	7,542,147	1	8
Securities	3,780,750	3,518,757	3,409,374	7	11
Shareholders’ equity	1,313,227	1,227,809	1,183,799	7	11
Book value per share	26.73	25.05	24.29	7	10

Average Balances
Assets (2)	$13,612,389	$13,223,397	$12,428,306	3	10
Deposits	11,496,659	11,121,541	10,320,828	3	11
Loans	8,173,882	8,053,916	7,558,799	1	8
Securities	3,676,953	3,600,997	3,180,542	2	16
Shareholders’ equity	1,266,651	1,230,167	1,139,440	3	11

Selected Ratios
Return on average assets (2)	1.56%	1.59%	1.68%	(2)	(7)
Return on average shareholders’ equity	16.80	17.07	18.28	(2)	(8)
Corporation’s tier 1 leverage (2)	7.80	7.68	7.36	2	6
Corporation’s tier 1 risk-based capital (2)	11.35	11.08	10.75	2	6
Corporation’s total risk-based capital (2)	14.99	14.77	14.92	2	1
Average shareholders’ equity to average assets	9.31	9.30	9.17	0	1
Dividend payout ratio, per share	29.51	30.06	25.94	(2)	14
Net interest margin	4.46	4.49	4.61	(1)	(3)
Efficiency ratio (1)	52.68	52.72	52.92	(0)	(0)

Asset Quality Ratios
Nonaccrual loans to total loans	0.43%	0.51%	0.72%	(15)	(40)
Nonaccrual loans and ORE to toal loans and ORE	0.43	0.51	0.72	(15)	(40)
Allowance for loan losses to total loans (2)	1.81	1.89	2.08	(4)	(13)
Allowance for loan losses to nonaccrual loans (2)	419.79	366.39	286.44	15	47
Net charge-offs to average loans - annualized	(0.23)	—	(0.25)	N/M	(7)

(1)          The efficiency ratio is defined as noninterest expense excluding ORE expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

(2)          As of September 30, 2004, the company has reclassified the reserve for unfunded credit commitments from the allowance for loan losses to other liabilities.  Amounts presented prior to the third quarter of 2004 have been reclassified to conform to the presentation in the third quarter of 2004.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” below relating to “forward-looking” statements included in this report.

RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified four policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions.  These policies relate to the accounting for securities, the allowance for credit losses, derivatives and hedging activities, and stock-based performance plans.  The Company, in consultation with the Audit Committee, has reviewed and approved these critical accounting policies, which are further described in Management’s Discussion and Analysis and Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements in the Company’s 2003 Form 10-K.  The only change in the Company’s accounting policies since the last reporting period was that the Company reclassified $12.3 million for $4.3 billion of unfunded credit commitments from the allowance for loan losses to other liabilities.  See “— Allowance for Loan Losses and Reserve for Unfunded Credit Commitments (Allowance for Credit Losses).”

Overview

The Corporation recorded net income of $53.5 million, or $1.04 per share, for the third quarter of 2004 compared with $52.5 million, or $1.05 per share, for the third quarter of 2003 and $52.2 million, or $1.03 per share, for the second quarter of 2004 on a greater number of shares outstanding.  Third-quarter 2003 results included $2.6 million in net income, or $0.05 per share, from tax benefits of the Company’s two real estate investment trusts (“REITS”).  As previously disclosed, in 2004 the Company is continuing its practice, adopted in the fourth quarter of 2003, of not recognizing tax benefits associated with its REITS.

For the first nine months of 2004, City National Corporation recorded net income of $156.6 million, or $3.07 per share, compared with $142.2 million, or $2.85 per share, reported for the first nine months of 2003.  First-nine-months 2003 results included $8.1 million in net income, or $0.16 per share, from tax benefits of the Company’s two REITS.

The following table shows the growth of earnings per share with and without the 2003 REITS tax benefits:

	For the three months ended September 30,		%	For the nine months ended September 30,		%
	2004	2003	Change	2004	2003	Change
Without REIT tax benefits	$1.04	$1.00	4	$3.07	$2.69	14
With REIT tax benefits	1.04	1.05	(1)	3.07	2.85	8

Highlights

•                  Average deposits were up 11 percent with average core deposits up 15 percent for the third quarter of 2004 from the third quarter a year ago due to continued bank-wide growth.  Average core deposits represented 93 percent of the total average deposit base for the third quarter of 2004, compared with 90 percent for the third quarter of 2003 and 93 percent for the second quarter of 2004.  New clients contributed to the year-over-year growth of deposits.

•                  Third-quarter average loans were up 8 percent from the same period last year.  Period-end loan balances at September 30, 2004 of $8.2 billion increased $291.4 million, or 4 percent from $7.9 billion at December 31, 2003 primarily due to an increase in real estate-related loans.

•                  No provision for credit losses was recorded for the third quarter of 2004, a result of continued strong credit quality and an adequate current level of allowance for credit losses.  No provision for credit losses was taken in the year-ago quarter.  Nonaccrual loans as of September 30, 2004 were $35.3 million, down 35 percent from September 30, 2003, and down 16 percent from June 30, 2004.

•                  Average securities for the third quarter of 2004 were up 16 percent from the same period a year ago as deposit growth outpaced loan growth.  Third-quarter average securities increased 2 percent from the second quarter of 2004, and period-end securities increased $282.9 million from June 30, 2004 to September 30, 2004 due partially to a $72.7 million improvement in the mark-to-market adjustment.

•                  Revenue for the third quarter of 2004 rose 6 percent over the same period a year ago and 2 percent over the second quarter of 2004.

Dollars in millions,	For the three months ended September 30,		%	For the three months ended	%
except per share	2004	2003	Change	June 30, 2004	Change
Earnings Per Share	$1.04	$1.05	(1)	$1.03	1
Net Income	53.5	52.5	2	52.2	2
Average Assets (1)	13,612.4	12,428.3	10	13,223.4	3
Return on Average Assets (1)	1.56%	1.68%	(7)	1.59%	(2)
Return on Average Equity	16.80	18.28	(8)	17.07	(2)

(1)          As of September 30, 2004, the company has reclassified the reserve for unfunded credit commitments from the allowance for loan losses to other liabilities. Amounts presented prior to the third quarter of 2004 have been reclassified to conform to the presentation in the third quarter of 2004.

Outlook

As disclosed in the Company’s press release on third-quarter earnings, management now expects the growth of net income per share for 2004 to be approximately 9 to 11 percent higher than net income per share for 2003 compared to its earlier guidance of 8 to 10 percent.  This is based on current economic conditions and the outlook for the remainder of 2004, the 25-basis-point increase in interest rates effective September 21, 2004, and the updated business indicators below:

•	Average loan growth	4 to 6 percent
•	Average deposit growth	9 to 11 percent
•	Net interest margin	4.50 to 4.60 percent
•	Provision for credit losses	$0 million to $5 million
•	Noninterest income growth	6 to 8 percent
•	Noninterest expense growth	6 to 8 percent
•	Effective tax rate	36 to 38 percent

Revenues

Revenues (net interest income plus noninterest income) for the third quarter of 2004 increased 6 percent to $185.0 million compared with $173.9 million for the third quarter of 2003 due to higher net interest income and wealth management fees.  Revenues were up 2 percent from the second quarter of 2004, or 10 percent annualized.

Net Interest Income

Fully taxable-equivalent net interest income for the third quarter of 2004 of $140.8 million was up 6 percent from $132.4 million for the third quarter of 2003.  Compared to the second quarter of 2004, net interest income was up 4 percent or 15 percent annualized from $135.6 million. This was due to an increase in loan yields of 17 basis points, and increased holdings of liquid assets.  The net interest margin was 3 basis points lower than the second quarter of 2004.  The decline was due to increased holdings of lower yielding federal funds sold and securities as strong deposit growth continued to exceed the demand for loans, and a 4-basis-point increase in the average cost of total deposits.  The change from the third quarter of 2004 compared to the same quarter a year ago was also due to the holding of lower yielding federal funds sold and securities as strong deposit growth continued to exceed the demand for loans.

	For the three months ended September 30,		%	For the three months ended	%
Dollars in millions	2004	2003	Change	June 30, 2004	Change
Average Loans	$8,173.9	$7,558.8	8	$8,053.9	1
Average Securities	3,677.0	3,180.5	16	3,601.0	2
Average Deposits	11,496.7	10,320.8	11	11,121.5	3
Average Core Deposits	10,685.8	9,323.5	15	10,310.7	4
Fully Taxable-Equivalent Net Interest Income	140.8	132.4	6	135.6	4
Net Interest Margin	4.46%	4.61%	(3)	4.49%	(1)

Period-end September 30, 2004 loans increased $48.6 million from June 30, 2004, reflecting modest growth in real estate-related loans.

Compared with the prior-year third-quarter averages, residential mortgage loans rose 22 percent, real estate construction loans rose 24 percent, commercial real estate mortgage loans rose 7 percent, and commercial loans decreased 3 percent partially due to the payoff of several dairy loans.  Compared with the prior quarter, commercial loans decreased slightly while all other categories increased.

Average securities increased 16 percent for the third quarter of 2004 compared with the same period for 2003 primarily due to deposit growth outpacing loan growth.  Average securities were 2 percent higher than the second quarter of 2004.  As of September 30, 2004, unrealized net gain on securities available-for-sale was $5.4 million.  The average duration of total available-for-sale securities at September 30, 2004 was 3.1 years compared with 3.4 years at December 31, 2003 and 3.2 years at September 30, 2003.  The decrease in duration is attributable to a decrease in long-term securities.

Average deposits during the third quarter of 2004 increased 11 percent over the same period last year and were up 3 percent from the second quarter of 2004.  Average core deposits represented 93 percent of the total average deposit base for the third quarter of 2004, compared with 90 percent for the third quarter of 2003 and 93 percent for the second quarter of 2004.  New clients and higher client balances maintained as deposits to pay for services contributed to the year-over-year growth of deposits.

The Company’s $1.0 billion of “plain vanilla” interest rate swaps, which are part of its long-standing asset-liability management strategy of hedging loans, deposits, and borrowings added $7.0 million to net interest income in the third quarter of 2004, compared with $8.1 million in the third quarter of 2003 and $8.0 million in the second quarter of 2004.  These amounts included $5.0 million, $5.8 million, and $5.5 million, respectively, for interest rate swaps qualifying as fair value hedges.  Income from swaps qualifying as cash-flow hedges was $1.9 million for the third quarter of 2004, compared with $2.3 million for the third quarter of 2003, and $2.5 million for the second quarter of 2004.  Income from existing swaps qualifying as cash-flow hedges of loans expected to be recorded in net interest income within the next 12 months is $1.7 million.

Interest recovered on nonaccrual and charged-off loans included in net interest income for the third quarter of 2004 was $0.8 million, compared with $1.3 million for the third quarter of 2003, and $0.3 million for the second quarter of 2004.

The Bank’s prime rate was 4.75 percent as of September 30, 2004, an increase of 75 basis points over September 30, 2003.

The following table presents the components of net interest income on a fully taxable-equivalent basis for the three and nine months ended September 30, 2004 and 2003.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Net Interest Income Summary

	For the three months ended September 30, 2004			For the three months ended September 30, 2003
Dollars in thousands	Average Balance	Interest income/ expense (2)	Average interest rate	Average Balance	Interest income/ expense (2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,100,553	$41,337	5.30%	$3,191,405	$42,658	5.30%
Commercial real estate mortgages	1,837,591	28,364	6.14	1,715,400	28,585	6.61
Residential mortgages	2,135,972	29,001	5.40	1,754,877	26,383	5.96
Real estate construction	786,576	10,796	5.46	634,300	7,925	4.96
Equity lines of credit	221,104	2,705	4.87	175,596	1,997	4.51
Installment	92,086	1,660	7.17	87,221	1,579	7.18
Total loans (1)	8,173,882	113,863	5.54	7,558,799	109,127	5.73
Due from banks - interest bearing	38,992	84	0.86	66,477	124	0.74
Securities available-for-sale	3,641,294	39,390	4.30	3,146,971	35,268	4.45
Federal funds sold and securities purchased under resale agreements	659,368	2,450	1.48	584,552	1,511	1.03
Trading account securities	35,659	88	0.98	33,571	51	0.60
Total interest-earning assets	12,549,195	155,875	4.94	11,390,370	146,081	5.09
Allowance for loan losses (3)	(152,560)			(164,176)
Cash and due from banks	431,497			438,968
Other nonearning assets	784,257			763,144
Total assets (3)	$13,612,389			$12,428,306

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$834,540	176	0.08	$750,513	292	0.15
Money market accounts	3,878,993	7,393	0.76	3,289,234	5,541	0.67
Savings deposits	207,811	128	0.25	211,623	71	0.13
Time deposits - under $100,000	188,639	713	1.50	207,362	819	1.57
Time deposits - $100,000 and over	810,827	3,019	1.48	997,287	3,322	1.32
Total interest - bearing deposits	5,920,810	11,429	0.77	5,456,019	10,045	0.73

Federal funds purchased and securities sold under repurchase agreements	128,556	411	1.27	132,731	292	0.87
Other borrowings	561,198	3,250	2.30	660,830	3,363	2.02
Total interest - bearing liabilities	6,610,564	15,090	0.91	6,249,580	13,700	0.87
Noninterest - bearing deposits	5,575,849			4,864,809
Other liabilities (3)	159,325			174,477
Shareholders’ equity	1,266,651			1,139,440
Total liabilities and shareholders’ equity (3)	$13,612,389			$12,428,306
Net interest spread			4.03%			4.22%
Fully taxable-equivalent net interest income		$140,785			$132,381
Net interest margin			4.46%			4.61%

(1)          Includes average nonaccrual loans of $37,115 and $59,319 for 2004 and 2003, respectively.

(2)          Loan income includes loan fees of $5,553 and $5,899 for 2004 and 2003, respectively.

(3)          As of September 30, 2004, the company has reclassified the reserve for unfunded credit commitments from the allowance for loan losses to other liabilities.  Amounts presented prior to the third quarter of 2004 have been reclassified to conform to the presentation in the third quarter of 2004.

	For the nine months ended September 30, 2004			For the nine months ended September 30, 2003
Dollars in thousands	Average Balance	Interest income/ expense (2)	Average interest rate	Average Balance	Interest income/ expense (2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,134,153	$120,433	5.13%	$3,383,367	$134,157	5.30%
Commercial real estate mortgages	1,819,488	83,881	6.16	1,730,310	87,593	6.77
Residential mortgages	2,041,912	83,216	5.44	1,748,237	81,284	6.22
Real estate construction	748,275	29,247	5.22	659,157	25,668	5.21
Equity lines of credit	206,366	7,158	4.63	171,807	5,938	4.62
Installment	88,344	4,712	7.12	77,970	4,488	7.70
Total loans (1)	8,038,538	328,647	5.46	7,770,848	339,128	5.83
Due from banks - interest bearing	53,381	316	0.79	40,231	208	0.69
Securities available-for-sale	3,547,878	118,451	4.46	2,794,975	101,168	4.84
Federal funds sold and securities purchased under resale agreements	425,330	3,998	1.26	323,021	2,693	1.11
Trading account securities	32,642	165	0.68	30,944	165	0.71
Total interest-earning assets	12,097,769	451,577	4.99	10,960,019	443,362	5.41
Allowance for loan losses (3)	(154,654)			(163,564)
Cash and due from banks	441,502			436,605
Other nonearning assets	768,104			717,387
Total assets (3)	$13,152,721			$11,950,447

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$820,613	516	0.08	$712,588	933	0.18
Money market accounts	3,645,513	19,375	0.71	3,126,353	20,371	0.87
Savings deposits	213,341	404	0.25	205,147	572	0.37
Time deposits - under $100,000	193,291	2,091	1.45	211,673	2,760	1.74
Time deposits - $100,000 and over	844,534	8,633	1.37	1,018,647	11,431	1.50
Total interest - bearing deposits	5,717,292	31,019	0.72	5,274,408	36,067	0.91

Federal funds purchased and securities sold under repurchase agreements	120,769	924	1.02	165,765	1,331	1.07
Other borrowings	576,670	8,875	2.06	662,054	10,970	2.22
Total interest - bearing liabilities	6,414,731	40,818	0.85	6,102,227	48,368	1.06
Noninterest - bearing deposits	5,334,894			4,552,251
Other liabilities (3)	163,386			166,324
Shareholders’ equity	1,239,710			1,129,645
Total liabilities and shareholders’ equity (3)	$13,152,721			$11,950,447
Net interest spread			4.14%			4.35%
Fully taxable-equivalent net interest income		$410,759			$394,994
Net interest margin			4.54%			4.82%

(1)          Includes average nonaccrual loans of $39,860 and $74,058 for 2004 and 2003, respectively.

(2)          Loan income includes loan fees of $15,906 and $16,985 for 2004 and 2003, respectively.

(3)          As of September 30, 2004, the company has reclassified the reserve for unfunded credit commitments from the allowance for loan losses to other liabilities.  Amounts presented prior to the third quarter of 2004 have been reclassified to conform to the presentation in the third quarter of 2004.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), mix (change in rate multiplied by change in volume), and rate (changes in rate multiplied by prior volume) of interest-earning assets and interest-bearing liabilities.  The following table shows changes in net interest income on a fully taxable-equivalent basis between the third quarter and first nine months of 2004 and the third quarter and first nine months of 2003, as well as between the third quarter and first nine months of 2003 and the third quarter and first nine months of 2002.

Changes In Net Interest Income

	For the three months ended September 30, 2004 vs 2003			For the three months ended September 30, 2003 vs 2002
	Increase (decrease) due to		Net increase	Increase (decrease) due to		Net increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$9,276	$(4,540)	$4,736	$(6,284)	$(13,802)	$(20,086)
Due from banks - interest bearing	(56)	16	(40)	83	(14)	69
Securities available-for-sale	5,669	(1,547)	4,122	15,524	(8,606)	6,918
Federal funds sold and securities purchased under resale agreements	220	719	939	1,285	(314)	971
Trading account securities	3	34	37	8	(65)	(57)
Total interest-earning assets	15,112	(5,318)	9,794	10,616	(22,801)	(12,185)

Interest paid on:
Interest checking deposits	34	(150)	(116)	74	(190)	(116)
Money market deposits	1,122	730	1,852	1,741	(5,328)	(3,587)
Savings deposits	(1)	58	57	(18)	(352)	(370)
Other time deposits	(730)	321	(409)	(1,092)	(2,556)	(3,648)
Other borrowings	(495)	501	6	(851)	(820)	(1,671)
Total interest-bearing liabilities	(70)	1,460	1,390	(146)	(9,246)	(9,392)
	$15,182	$(6,778)	$8,404	$10,762	$(13,555)	$(2,793)

	For the nine months ended September 30, 2004 vs 2003			For the nine months ended September 30, 2003 vs 2002
	Increase (decrease) due to		Net increase	Increase (decrease) due to		Net increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$11,451	$(21,932)	$(10,481)	$(91)	$(40,493)	$(40,584)
Due from banks - interest bearing	75	33	108	115	(124)	(9)
Securities	25,690	(8,407)	17,283	34,824	(21,239)	13,585
Federal funds sold and securities purchased under resale agreements	915	390	1,305	1,776	(834)	942
Trading account securities	8	(8)	—	(9)	(164)	(173)
Total interest-earning assets	38,139	(29,924)	8,215	36,615	(62,854)	(26,239)

Interest paid on:
Interest checking deposits	140	(557)	(417)	179	(412)	(233)
Money market deposits	3,079	(4,075)	(996)	6,335	(11,351)	(5,016)
Savings deposits	22	(190)	(168)	(169)	(931)	(1,100)
Other time deposits	(2,084)	(1,383)	(3,467)	(4,347)	(8,114)	(12,461)
Other borrowings	(1,852)	(650)	(2,502)	(5,415)	(2,099)	(7,514)
Total interest-bearing liabilities	(695)	(6,855)	(7,550)	(3,417)	(22,907)	(26,324)
	$38,834	$(23,069)	$15,765	$40,032	$(39,947)	$85

The impact of interest rate swaps, which increases loan interest income and reduces deposit and borrowing interest expense, is included in rate changes.

Provision for Credit Losses

The Company made no provision for credit losses in the third quarter of 2004.  This was attributable to the continued strong credit quality of its portfolio, low level of net charge-offs, and management’s ongoing assessment of the credit quality of the portfolio, modest loan growth and an improving economic environment.  There was also no provision for credit losses in the year-ago quarter.  See “— Allowance for Loan Losses and Reserve for Unfunded Credit Commitments (Allowance for Credit Losses).”

Noninterest Income

Third-quarter 2004 noninterest income was 5 percent higher than the third quarter of 2003 due primarily to higher wealth management income.  However, it fell 1 percent from the second quarter of 2004.  As a percentage of total revenues, noninterest income was 26 percent for the third quarter of 2004, compared with 26 percent and 27 percent for the third quarter of 2003 and the second quarter of 2004, respectively.

Wealth Management

Trust and investment fees increased 19 percent over the third quarter of 2003 primarily due to higher balances under management or administration.  Assets under management at September 30, 2004 also increased 19 percent from the same period last year primarily due to new business, strong relative investment performance and higher market values.  Increases in market values are reflected in fee income primarily on a trailing-quarter basis.

	At or for the three months ended September 30,		%	At or for the three months ended	%
Dollars in millions	2004	2003	Change	June 30, 2004	Change

Trust and Investment Fee Revenue	$16.9	$14.1	19	$16.7	1
Brokerage and Mutual Fund Fees	9.7	9.3	4	9.4	3
Assets Under Administration	33,171.1	27,485.8	21	31,749.9	4
Assets Under Management (1)(2)	15,101.1	12,653.0	19	14,567.2	4

(1)          Included above in assets under administration

(2)          Excludes $3,603, $2,115 and $3,275 million of assets under management for the CCM minority owned asset managers as of September 30, 2004, September 30, 2003 and June 30, 2004, respectively

Other Noninterest Income

Cash management and deposit transaction fees decreased 5 percent for the third quarter of 2004 from the same quarter last year.  Compared with the second quarter of 2004, third-quarter 2004 cash management and deposit transaction fees decreased 6 percent due primarily to an increase in the earnings credit for deposits under analysis.

International service fees for the third quarter of 2004 were 7 percent higher over the prior-year quarter and increased 3 percent from the second quarter of 2004 primarily due to higher letter of credit fees.

Other income for the third-quarter of 2004 was 12 percent lower than the third quarter of 2003 primarily due to the absence of participating mortgage loan fees in the current quarter and was essentially unchanged from the second quarter of 2004.  Participating mortgage loan fees are earned upon completion and repayment of debt of certain real estate construction projects. In these cases, City National participates in the profits of the project by funding a portion of the equity requirement.

For the third quarter of 2004, the Company recorded $0.3 million in gains on the sale of loans, assets and debt repurchase, and gains on the sale of securities, compared to essentially no gain or loss for the third quarter of 2003 and $0.9 million in gains for the second quarter of 2004.

Noninterest Expense

Third-quarter 2004 noninterest expense of $97.8 million was up 6 percent compared to $92.3 million for the third quarter of 2003 and up 2 percent from $95.7 million for the second quarter of 2004.  The year-over-year increase primarily related to higher staff costs.  Compared with the prior quarter, the increase was due primarily to higher net occupancy of premises and higher professional fees.

For the third quarter of 2004, the efficiency ratio was 52.68 percent compared with 52.92 percent for the third quarter of 2003, and 52.72 percent for the second quarter of 2004.

Minority Interest

Minority interest consists of preferred stock dividends on the Bank’s real estate investment trust subsidiaries and the minority ownership share of earnings of the Corporation’s majority owned asset management firms.

Income Taxes

The third-quarter 2004 effective tax rate was 37.6 percent, compared with 36.6 percent for all of 2003.  The effective tax rate reflects changes in the mix of tax rates applicable to income before tax.  Quarterly comparisons with the first three quarters of 2003 were impacted by the real estate investment trust (“REIT”) state tax benefits which were included in net income in the first three quarters of 2003 and were reversed in the fourth quarter of 2003.

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

As we previously reported, the California Franchise Tax Board (“FTB”) has taken the position that certain REIT and registered investment company (“RIC”) tax deductions will be disallowed consistent with notices issued by the State of California that stipulate that the RIC and REIT are listed transactions under California tax shelter legislation.  While management continues to believe that the tax benefits realized in previous years were appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative—Option 2, requiring payment of all California taxes and interest on these disputed 2000 through 2002 tax benefits, and permitting the Company to claim a refund for these years while avoiding certain potential penalties.  The Company retains potential exposure for assertion of an accuracy-rated penalty should the FTB prevail in its position, in addition to the risk of not being successful in its refund claims for taxes and interest.  As of September 30, 2004, the Company continues to reflect a $36.4 million net state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $23.7 million after giving effect to Federal tax benefits.  Although management intends to aggressively pursue its claims for REIT and RIC refunds for the 2000 to 2002 tax years, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or a portion of the $23.7 million net state tax receivable after giving effect to Federal tax benefits.

BALANCE SHEET ANALYSIS

Average assets for the third quarter of 2004 were higher than the third quarter of 2003, primarily due to an increase in average securities, loans, and federal funds sold.  Total assets at September 30, 2004 increased 9 percent to $14.0 billion from $12.8 billion at September 30, 2003, and increased 8 percent from $13.0 billion at December 31, 2003.

Total average interest-earning assets for the third quarter of 2004 were $12.5 billion, an increase of 10 percent over the $11.4 billion in total average interest-earning assets for the third quarter of 2003 and were 3 percent higher than the $12.1 billion in average interest-earning assets for the second quarter of 2004.

Securities

Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

	September 30, 2004		December 31, 2003		September 30, 2003
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$560,257	$559,443	$345,725	$348,468	$350,161	$354,534
Mortgage-backed	2,749,328	2,746,380	2,561,976	2,561,997	2,594,976	2,606,317
State and Municipal	270,629	283,082	255,355	268,041	256,541	269,651
Total debt securities	3,580,214	3,588,905	3,163,056	3,178,506	3,201,678	3,230,502
Marketable equity securities	195,170	191,845	187,576	187,148	179,998	178,872
Total securities	$3,775,384	$3,780,750	$3,350,632	$3,365,654	$3,381,676	$3,409,374

Average securities available-for-sale continued to increase primarily due to strong deposit growth.  At September 30, 2004, securities available-for-sale totaled $3.8 billion, an increase of $0.4 billion compared with holdings at September 30, 2003 and an increase of $0.4 billion from December 31, 2003.  At September 30, 2004, the portfolio had an unrealized net gain of $5.4 million compared with unrealized net gain of $15.0 million and $27.7 million at December 31, 2003 and September 30, 2003, respectively.  The average duration of total available-for-sale securities at September 30, 2004 was 3.1 years.  The 3.1 duration compares with 3.4 at December 31, 2003 and 3.2 at September 30, 2003.  Duration provides a measure of fair value sensitivity to changes in interest rates.  This is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest rate risk guidelines set by the Board of Directors.  See “— Asset /Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the contractual remaining maturities and yields (taxable-equivalent basis) of debt securities within the securities portfolio as of September 30, 2004.  Contractual maturities of mortgage-backed securities are substantially longer than their expected maturities due to scheduled and unscheduled principal payments.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
		(%)		(%)		(%)		(%)		(%)
U.S. Government and federal agency	$103,743	2.55	$447,278	3.09	$8,422	3.31	$—	—	$559,443	2.99
Mortgage-backed	217,030	4.20	11,811	4.16	338,555	4.15	2,178,984	4.40	2,746,380	4.35
State and Municipal	10,015	6.87	107,545	6.73	96,882	6.14	68,640	6.20	283,082	6.40
Total debt securities	$330,788	3.76	$566,634	3.80	$443,859	4.57	$2,247,624	4.45	$3,588,905	4.30

Amortized cost	$331,306		$560,992		$438,133		$2,249,783		$3,580,214

Dividend income included in interest income on securities in the Unaudited Consolidated Statement of Income for the third quarter of 2004 and 2003 was $2.0 million and $1.9 million, respectively.

Loan Portfolio

A comparative period-end loan table is presented below:

Loans

Dollars in thousands	September 30, 2004	December 31, 2003	September 30, 2003

Commercial	$3,020,235	$3,222,444	$3,143,489
Commercial real estate mortgages	1,852,472	2,002,229	1,707,822
Residential mortgages	2,167,623	1,749,268	1,803,424
Real estate construction	797,109	637,595	622,941
Equity lines of credit	242,050	188,711	179,601
Installment	94,648	82,495	84,870
Total loans, gross	8,174,137	7,882,742	7,542,147
Less allowance for loan losses	148,056	156,015	156,563
Total loans, net	$8,026,081	$7,726,727	$7,385,584

Total gross loans at September 30, 2004 were 8 percent and 4 percent higher than total loans at September 30, 2003 and December 31, 2003, respectively.  At September 30, 2004, the Company’s loan portfolio included approximately $460.7 million of loans managed in Northern California offices.  In addition, the portfolio included approximately $26.7 million in outstanding dairy loans, an industry, which as previously announced, the Company expects to exit at relatively minimal cost, over the next three months.

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

Nonaccrual Loans, ORE and Restructured Loans

Dollars in thousands	September 30, 2004	December 31, 2003	September 30, 2003

Nonaccrual loans:
Commercial	$28,127	$37,418	$40,218
Commercial real estate	4,032	2,527	9,651
Real estate construction	1,163	916	1,642
Residential real estate	1,193	899	2,623
Equity lines of credit	384	168	172
Installment	370	345	353
Total	35,269	42,273	54,659
ORE	—	—	—
Total nonaccrual loans and ORE	$35,269	$42,273	$54,659

Total nonaccrual loans as a percentage of total loans	0.43%	0.54%	0.72%
Total nonaccrual loans and ORE as a percentage of total loans and ORE	0.43	0.54	0.72
Allowance for loan losses to total loans	1.81	1.98	2.08
Allowance for loan losses to nonaccrual loans	419.79	369.07	286.44

Loans past due 90 days or more on accrual status:
Commercial	$1,670	$235	$2,582
Real estate	1,916	1,808	441
Total	$3,586	$2,043	$3,023

At September 30, 2004, approximately 29 percent of the nonperforming assets were loans to Northern California clients, and 15 percent were four dairy credits.

At September 30, 2004, there were $33.5 million of impaired loans included in nonaccrual loans, with an allowance allocation of $7.8 million.  On a comparable basis, at December 31, 2003, there were $40.7 million of impaired loans, which had an allowance allocation of $5.0 million.  The assessment for impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured.  When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral.  In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.  As a final alternative, the observable market price of the debt may be used to assess impairment.  Additionally, some impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.  The Company’s policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

The following table summarizes the changes in nonaccrual loans for the three and nine months ended September 30, 2004 and 2003.

Changes in Nonaccrual Loans

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands	2004	2003	2004	2003

Balance, beginning of period	$41,833	$69,377	$42,273	$71,357
Additions from acquisitions	—	—	—	—
Loans placed on nonaccrual	13,495	17,528	63,732	89,175
Charge-offs	(7,123)	(4,510)	(19,737)	(27,293)
Loans returned to accrual status	(1,905)	(394)	(13,363)	(394)
Repayments (including interest applied to principal)	(11,031)	(27,342)	(37,636)	(78,186)
Balance, end of period	$35,269	$54,659	$35,269	$54,659

In addition to loans disclosed above as nonaccrual or restructured, management has also identified $13.9 million of credits to 11 borrowers where the ability to comply with the present loan payment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loans on nonaccrual status at September 30, 2004.  This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.

Management’s classification of credits as nonaccrual, restructured, or problems does not necessarily indicate that the principal is uncollectable in whole or in part.

Allowance for Loan Losses and Reserve for Unfunded Credit Commitments (Allowance for Credit Losses)

At September 30, 2004, the allowance for loan losses was $148.1 million or 1.81 percent of outstanding loans. This was after the Company reclassified $12.3 million for $4.3 billion of unfunded credit commitments from the allowance for loan losses to other liabilities.  Unfunded credit commitments increased by approximately $234 million during the third quarter of 2004.  The process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for the allowance for loan losses.  Prior to the reclassification, the allowance for loan losses was $160.4 million or 1.96 percent of outstanding loans.

The allowance for loan losses is maintained at a level that management deems appropriate based on a thorough analysis of numerous factors, including levels of net charge-offs and nonaccrual loans and changes in the loan portfolio.  Credit quality will be influenced by underlying trends in the economy, particularly in California, and other factors that may be beyond management’s control.  No assurances can be given that the Company will not sustain credit losses, in any particular period, that are sizable in relation to the allowance for loan losses.  Based on known information available to it at the date of this report, management believes the allowance for loan losses is adequate to cover risks inherent in the portfolio at September 30, 2004.  Subsequent evaluation of the loan portfolio, in light of factors then prevailing, will dictate the level of provisions required to maintain the adequacy of the allowance for loan losses.

The following table summarizes key statistics relating to the allowance for credit losses.  (1)

	At or for the three months ended September 30,		%	At or for the three months ended	%
Dollars in millions	2004	2003	Change	June 30, 2004	Change
Provision For Credit Losses	$—	$—	0	$—	0
Net Loan Charge-Offs	4.8	4.7	1	—	N/M
Annualized Percentage of Net Charge-offs to Average Loans	0.23%	0.25%	(8)	—%	N/M
Nonperforming Assets	$35.3	$54.7	(35)	$41.8	(16)
Percentage of Nonaccrual Loans and ORE to Total Loans and ORE	0.43%	0.72%	(40)	0.51%	(16)
Allowance for Loan Losses (2)	$148.1	$156.6	(5)	$153.3	(3)
Reserve for Unfunded Credit Commitments (2)	$12.3	$9.6	27	$11.8	4
Percentage of Allowance for Loan Losses to Outstanding Loans (2)	1.81%	2.08%	(13)	1.89%	(4)
Percentage of Allowance for Loan Losses to Nonaccrual Loans (2)	419.79	286.44	47	366.39	15
Percentage of Allowance for Credit Losses to Nonaccral Loans (1)	454.65	304.08	50	394.71	15

(1)          Allowance for credit losses equals allowance for loan losses and reserve for unfunded credit commitments.

(2)          As of September 30, 2004, the company has reclassified the reserve for unfunded credit commitments from the allowance for loan losses to other liabilities. Amounts presented prior to the third quarter of 2004 have been reclassified to conform to the presentation in the third quarter of 2004.

The tables below summarize the changes in the allowance for loan losses and the reserve for unfunded credit commitments for the three and nine months ended September 30, 2004 and 2003.

Changes in Allowance for Loan Losses

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands	2004	2003	2004	2003
Loans outstanding	$8,174,137	$7,542,147	$8,174,137	$7,542,147
Average amount of loans outstanding	$8,173,882	$7,558,799	$8,038,538	$7,770,848
Balance of allowance for loan losses, beginning of period	$153,271	$161,947	$156,015	$156,598
Loans charged off:
Commercial	(6,437)	(7,561)	(19,279)	(34,999)
Real estate and other	(1,801)	(38)	(2,908)	(1,693)
Total loans charged off	(8,238)	(7,599)	(22,187)	(36,692)
Less recoveries of loans previously charged off:
Commercial	3,408	2,734	15,364	8,752
Real estate and other	64	147	1,188	647
Total recoveries	3,472	2,881	16,552	9,399
Net loans charged off	(4,766)	(4,718)	(5,635)	(27,293)
Provision for credit losses	(449)	(666)	(2,324)	27,258
Balance, end of period	$148,056	$156,563	$148,056	$156,563
Total net charge-offs to average loans (annualized)	(0.23)%	(0.25)%	(0.09)%	(0.47)%

Ratio of allowance for loan losses to total period end loans			1.81%	2.08%

Changes in Reserve for Unfunded Credit Commitments

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands	2004	2003	2004	2003
Balance at beginning of period	$11,846	$8,980	$9,971	$7,904
Provision for credit losses	449	666	2,324	1,742
Balance at end of period	$12,295	$9,646	$12,295	$9,646

Other Assets

Other assets included the following:

Other Assets

Dollars in thousands	September 30, 2004	December 31, 2003	September 30, 2003
Interest rate swap mark-to-market.	$31,199	$42,133	$52,231
Accrued interest receivable	47,224	43,980	43,716
Claim in receivership and other assets	12,151	12,151	23,758
Income tax refund	36,409	17,813	—
Other	69,517	55,708	52,967
Total other assets	$196,500	$171,785	$172,672

The claim in receivership and other assets were acquired in the acquisition of Pacific Bank.  The reduction in 2003 was due to the claim in receivership being collected.

See “— Net Interest Income” for a discussion of interest rate swaps that result in the swap mark-to-market asset of $31.2 million.

See “— Income Taxes” for a discussion of income tax refund of $36.4 million.

Off Balance Sheet

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include unfunded commitments to extend credit, letters of credit, and financial guarantees.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheet.  Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each client’s creditworthiness on a case-by-case basis.

The Company had outstanding and unfunded loan commitments aggregating $3,848.1 million at September 30, 2004.  In addition, the Company had $452.5 million outstanding in letters of credit of which $431.9 million relate to standby letters of credit at September 30, 2004.  Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.  There have been no material changes to the information provided in the Company’s off balance sheet arrangements since the last reporting period.

Deposits

Deposits totaled $11.9 billion at September 30, 2004, an increase of 10 percent compared with $10.8 billion at September 30, 2003, and increased 8 percent over the $10.9 billion at December 31, 2003.  Continued bank-wide growth contributed to the deposit increase.

Demand deposits accounted for 50 percent of total deposits at September 30, 2004.  Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 93 percent of total deposits at September 30, 2004.  See “— Net Interest Income.”

Other Borrowings

Other borrowings have declined by $58.5 million from December 31, 2003 and $55.9 million from September 30, 2003 to $644.7 million at September 30, 2004 as deposits have increased.

FIRST-NINE-MONTHS NET INCOME

First-nine-months 2004 net income of $156.6 million, or $3.07 per share, rose from $142.2 million, or $2.85 per share in the first nine months of 2003 attributable to the following:

•                  Average deposits grew 12 percent and core deposits went up 16 percent.

•                  Average loans increased by $267.7 million, or 3 percent.  Residential mortgage loans rose 17 percent, commercial real estate mortgage loans rose 5 percent, real estate construction loans rose 14 percent and commercial loans decreased 7 percent partially due to the payoff of dairy loans previously announced.

•                  Revenues increased 6 percent attributable to the rise of both net interest income and noninterest income.  The margin for the first nine months of 2004 declined to 4.54 percent from 4.82 percent for the same period a year ago due to the holding of lower yielding federal funds sold and securities as strong deposit growth continues to exceed the demand for loans.

•                  No provision for credit losses was recorded for the first nine months of 2004 due to continued strong credit quality compared with $29.0 million for the first nine months of 2003.

•                  Noninterest income grew 10 percent from $129.3 million to $142.5 million.  This increase is attributable to increased trust and investment fees from higher assets under management or administration and the operations of Convergent Capital Management, LLC (“CCM”).  Results for 2004 include CCM’s operation for the entire nine months while 2003 results only include the operations of CCM beginning April 1, 2003, the date the acquisition was completed.  Noninterest income as a percentage of total revenues was 26 percent for the first nine months of 2004 compared with 25 percent for the first nine months of 2003.

•                  Noninterest expense was up 7 percent from $269.1 million to $287.9 million partly because of the acquisition of CCM.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at September 30, 2004, December 31, 2003, and September 30, 2003.

	Regulatory Well Capitalized Standards		September 30, 2004	December 31, 2003 (1)	September 30, 2003 (1)
City National Corporation
Tier 1 leverage	N/A	%	7.80%	7.48%	7.36%
Tier 1 risk-based capital	6.00		11.35	10.80	10.75
Total risk-based capital	10.00		14.99	14.85	14.92

City National Bank
Tier 1 leverage	5.00		8.31	8.00	7.81
Tier 1 risk-based capital	6.00		12.04	11.50	11.33
Total risk-based capital	10.00		15.69	15.56	15.52

(1)          As of September 30, 2004, the company has reclassified the reserve for unfunded credit commitments from the allowance for loan losses to other liabilities. Amounts presented prior to the third quarter of 2004 have been reclassified to conform to the presentation in the third quarter of 2004.

Tier 1 capital ratios include the impact of $26.0 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in minority interest in consolidated subsidiaries.

Average shareholders’ equity to average assets for the third quarter of 2004 was 9.3 percent compared to 9.2 percent for the third quarter of 2003 and 9.3 percent for the second quarter of 2004.

Accumulated other comprehensive income at September 30, 2004 was $3.7 million compared to income of $21.4 million and $12.9 million as of September 30, 2003 and December 31, 2003, respectively.  The decline related primarily to the impact of the increase in long and medium term interest rates on the securities portfolio during the period.

The following table provides information about purchases by the Company during the nine months ended September 30, 2004 of equity securities that are registered by the Company pursuant of Section 12 of the Exchange Act.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/04 - 01/31/04	420,900		$58.77	420,900	329,000
02/01/04 - 02/29/04	187,745		60.00	187,300	141,700
03/01/04 - 03/31/04	124,900		59.36	124,800	1,016,900
04/01/04 - 04/30/04	2,752		60.81	—	1,016,900
05/01/04 - 05/31/04	7,949		60.07	7,400	1,009,500
07/01/04 - 07/31/04	474		63.40	—	1,009,500
	744,720	(1)	$59.20	740,400	1,009,500	(2)

(1)          We repurchased an aggregate of 740,400 shares of our common stock pursuant to repurchase programs that we publicly announced on January 22, 2003 and July 15, 2003 (the “Programs”) and we received 4,320 shares in payment of the exercise price of stock options.

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

On October 27, 2004, the Corporation declared a regular quarterly cash dividend on common stock at a rate of $0.32 per share to shareholders of record on November 10, 2004, payable on November 22, 2004.

LIQUIDITY MANAGEMENT

The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale.  Liquidity is also provided by maturing securities and loans.

Average core deposits and shareholders’ equity comprised 88 percent of total funding of average assets in the third quarter of 2004, compared with 84 percent in the third quarter of 2003.  This increase allowed the Company to decrease its use of more costly alternative funding sources.  See “— Net Interest Income.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

The principal objective of asset/liability management is to maximize net interest income subject to margin volatility and liquidity constraints. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company’s liabilities.  Liquidity risk results primarily from the mismatching of asset and liability cash flows.  Management chooses asset/liability strategies that promote stable earnings and reliable funding.  Interest rate risk and funding positions are kept within limits established by the Board of Directors to ensure that risk taking is managed within prudent interest rate and liquidity guidelines.

A quantitative and qualitative discussion about market risk is included on pages A-16 to A-21 of the Corporation’s Form 10-K for the year ended December 31, 2003.

Net Interest Simulation: During the third quarter of 2004, the Company maintained an asset sensitive interest rate position.  Based on the balance sheet at September 30, 2004, the Company’s net interest income simulation model indicates that net interest income would be impacted moderately by changes in interest rates.  Assuming a static balance sheet, a gradual 100 basis point decline in interest rates over a twelve-month horizon would result in a decrease in projected net interest income of approximately 2.8 percent.  The 2.8 percent at-risk amount is between recent historical results, which were 2.4 percent and 3.2 percent at June 30, 2004 and December 31, 2003, respectively.  A gradual 100 basis point increase in interest rates over the next 12-month period would result in an increase in projected net interest income of approximately 1.9 percent.  This is also between the June 30, 2004 and December 31, 2003 results, which were 1.6 percent and 2.5 percent, respectively.  Exposure remains within Board guidelines.

Present Value of Equity: The model indicates that the Present Value of Equity (PVE) is somewhat vulnerable to a sudden and substantial increase in interest rates.  As of September 30, 2004, a 200 basis point increase in interest rates results in a 5.6 percent decline in PVE.  This compares to a 6.0 percent decline and a 3.8 percent decline at June 30, 2004 and December 31, 2003 respectively.  These measures reflect changes to our deposit longevity assumptions approved during the first quarter of 2004.  Exposure remains within Board guidelines.

As of September 30, 2004, the Company had $1,040.9 million of notional principal in receive fixed-pay LIBOR interest rate swaps. The Company’s interest-rate risk-management instruments had a net positive fair value of $31.2 million at September 30, 2004 compared with $19.3 million net positive fair value at June 30, 2004. Credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for City National Corporation and each subsidiary with each counterparty that were outstanding at the end of the period, taking into consideration legal right of offset. The Company’s swap agreements require collateral to mitigate the amount of credit risk if certain market value thresholds are exceeded.  At September 30, 2004 City National Bank had credit exposure of $29.1 million, and had taken delivery of securities with a total market value of $18.1 million to cover margin requirements for this exposure. City National Corporation had delivered securities with a market value of $5.2 million as margin for swaps with market values of about $2.1 million.

At September 30, 2004, the Company’s outstanding foreign exchange contracts for both those purchased as well as sold totaled $88.1 million all with maturities less than 1 year.  Total outstanding foreign exchange contracts for both those purchased as well as sold at June 30, 2004 were $83.6 million all with maturities less than 1 year.  The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging for clients’ transaction and economic exposures arising out of commercial transactions.  The Company’s policies also permit limited proprietary currency positioning.  The Company actively manages its foreign exchange exposures within prescribed risk limits and controls.

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

A number of factors, some of which are beyond the Corporation’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements.  These factors which include (1) the unknown economic impact of state, county, and county budget issues, (2) earthquake or other natural disasters impacting the condition of real estate collateral or business operations, and (3) the effect of acquisitions and integration of acquired businesses could have the following consequences, any of which could negatively impact our business.

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

Significant changes in the provision or applications of laws or regulations affecting our business, the impact of changes in regulatory, judicial, or legislative tax treatment of business transactions, and the costs associated with the requirements to address Sarbanes-Oxley 404 and Bank Secrecy Act regulatory compliance principles including Anti-Money Laundering, USA Patriot Act, and Know Your Client could materially affect our business.  The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially.  Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements.  A material change in these conditions would affect our results.  Parts of our business are also subject to federal and state securities laws and regulations.  Significant changes in these laws and regulations would also affect our business.

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

PART II.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended September 30, 2004 of equity securities that are registered with the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 5.

ITEM 6.     EXHIBITS

No.

10.1	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee Approval)

10.2	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee and Board Approval)

10.3	Form of Restricted Stock Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan

10.4	Form of Restricted Stock Unit Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan

10.5	Form of Director Stock Option Agreement Under the City National Corporation Amended and Restated 2002 Omnibus plan

31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE:	November 9, 2004	/s/ Christopher J. Carey
CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)