Form 10-K
period 2004-12-31
CITY NATIONAL CORP
filed 2005-03-15
CIK 201461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-10521

CITY NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2568550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
City National Center 400 North Roxbury Drive, Beverly Hills, California	90210
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (310) 888-6000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class	registered
Common Stock, $1.00 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

a

No securities are registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13  or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates is approximately $2,709,226,750 (based on the June 30, 2004 closing price of Common Stock of $65.70 per share).

As of March 1, 2005, there were 49,585,393 shares of Common Stock outstanding.

Documents Incorporated by Reference

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of City National Corporation’s definitive proxy statement for the 2005 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART I

Item 1.        Business

General

City National Corporation (the “Corporation”) was organized in Delaware in 1968 to acquire the outstanding capital stock of City National Bank (the “Bank”). References to the “Company” reflect all of the activities of the Corporation and its subsidiaries, including the Bank. The Corporation owns all the outstanding shares of the Bank.

The Bank, which was founded in 1953 and opened for business in January 1954, conducts business in California and New York City. The Bank is a national banking association providing banking, investment and trust services through 52 offices, including 12 full-service regional centers, in Southern California, the San Francisco Bay Area and New York City. As of December 31, 2004, the Company had total assets of $14.2 billion.

At December 31, 2004, the Company had 2,397 full-time equivalent employees.

In the three years ended December 31, 2004, the Company acquired two financial services institutions. On April 1, 2003, the Corporation acquired Convergent Capital Management, LLC, (“CCM”) a privately held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms. Combined, these 10 firms manage assets of approximately $10.0 billion as of December 31, 2004. On February 28, 2002, the Company completed the acquisition of Civic BanCorp (“Civic”) headquartered in Oakland, California with total assets at December 31, 2001 of $524.0 million. Subsequently, two former Civic BanCorp branches with combined deposits of approximately $37.0 million were sold. See “Note 2 to Notes to Consolidated Financial Statements” on page A-51 of this report.

The Company is engaged in one operating segment: providing private and business banking, including investment and trust services. The Bank is the second largest independent commercial bank headquartered in California. The Bank’s principal client base comprises small-to mid-sized businesses, entrepreneurs, professionals, and affluent individuals. For more than 50 years, the Bank has served its clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate the use by the client, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking, and other products and services. The Company also lends, invests, and provides services in accordance with its Community Reinvestment Act (“CRA”) commitment. Through the Bank’s Wealth Management division, as well as the Corporation’s investment advisor subsidiaries, the Company offers: 1) investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management, 2) personal and business trust and investment services, including employee benefit trust services, 401(k) and defined benefit plans and 3) estate and financial planning and custodial services. The Bank also advises and makes available mutual funds under the name of CNI Charter Funds.

Competition

The banking business is highly competitive. The Bank competes with domestic and foreign banks for deposits, loans, and other banking and investment business. In addition, other financial intermediaries, such as savings and loans, money market mutual funds, securities firms, credit unions, insurance companies and other financial services companies, compete with the Bank. Legislation has facilitated the ability of non-depository institutions to act as financial intermediaries. Furthermore, interstate banking legislation has eroded the geographic constraints on the financial services industry.

The Bank seeks to provide personalized and responsive services through management’s knowledge and awareness of its market areas, key industries and clients. The Bank believes this relationship approach and knowledge provide a business advantage in serving the small to mid-sized businesses, entrepreneurs, professionals and other individuals that comprise the Company’s client base.

Economic Conditions, Government Policies, Legislation, and Regulation

The Company’s profitability, like most banking institutions, is highly dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the Company’s control, such as inflation, recession, and unemployment. The impact future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

The Company’s business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

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

The Corporation

The Corporation, as a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), is subject to supervision, regulation and inspection by the Federal Reserve.

Under the BHCA, the Corporation is required to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank holding company or a bank if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The BHCA also prohibits the Corporation, except in certain statutorily prescribed instances, from engaging in, or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities, other than any activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto (See “Gramm-Leach Bliley Act of 1999”). The Federal Reserve can also limit the Corporation’s ability to repurchase or redeem its equity securities under certain circumstances.

Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under this policy, the Federal Reserve may require a holding company to contribute additional capital to an undercapitalized subsidiary bank.

The Bank

The Bank, as a national banking association, is subject to broad federal regulation and oversight extending to all its operations, by the Office of the Comptroller of the Currency (the “Comptroller”), its primary regulator, and also by the Federal Reserve and the Federal Deposit Insurance Corporation. As part of this authority, the Bank is required to file periodic reports with the Comptroller and is subject to periodic examination by the Comptroller.

The Comptroller has extensive enforcement authority over all national banks, including the Bank. If, as a result of an examination of a bank, the Comptroller determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. These remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank’s deposit insurance.

The Comptroller, as well as the other federal agencies, have adopted regulations and guidelines establishing safety and soundness standards, including but not limited to such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure, asset quality and earnings and compensation and other employee benefits.

Various other requirements and restrictions under the laws of the United States affect the operations of the Bank. Statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements.

Gramm-Leach Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) permits qualifying bank holding companies to elect to become financial holding companies and engage in other activities that are financial in nature or are complementary to financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include insurance underwriting and brokerage, securities activities, merchant banking and additional activities that the Federal Reserve has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment through a financial subsidiary of the bank.

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

Anti-Money Laundering

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 (“BSA”) and subsequent laws and regulations require the Bank to take steps to prevent the use of the Bank or its systems from facilitating the flow of illegal or illicit money and to file suspicious activity reports. Those requirements include ensuring effective Board and management oversight, establishing policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities. The USA Patriot Act of 2001 (“Patriot Act”) significantly expanded the anti-money laundering (“AML”) and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Regulations propounded under the Patriot Act impose various requirements on financial institutions, such as standards for verifying customer identification at account opening and maintaining expanded records (including “Know Your Customer” and “Enhanced Due Diligence” practices) and other obligations to maintain appropriate policies, procedures and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing. The Patriot Act also applies BSA procedures to broker-dealers. An institution subject to the Patriot Act must provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness.

Dividends and Other Transfers of Funds

The Corporation is a legal entity separate and distinct from the Bank. Dividends from the Bank constitute the principal source of income to the Corporation. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Corporation. Under such restrictions, at December 31, 2004, the Bank could have paid dividends of $333.0 million to the Corporation without obtaining prior approval of its banking regulators. In addition, federal bank regulatory authorities can prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Federal law limits the ability of the Bank to extend credit to the Corporation or its other affiliates, to invest in stock or other securities thereof, to take such securities as collateral for loans, and to purchase assets from the Corporation or other affiliates. These restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Corporation or to or in any other affiliate are limited individually to 10.0 percent of the Bank’s capital and surplus and in the aggregate to 20.0 percent of the Bank’s capital and surplus. See “Note 10 to Notes to Consolidated Financial Statements” on page A-62 of this report. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

Capital Standards

Each federal banking agency has adopted risk-based capital regulations under which a banking organization’s capital is compared to the risk associated with its operations for both transactions reported on the balance sheet as assets as well as transactions which are off-balance sheet items, such as letters of credit and recourse arrangements. Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0 percent for asset categories with low credit risk, such as certain U.S. Treasury securities, to 100 percent for asset categories with relatively high credit risk, such as commercial loans.

In addition to the risk-based capital guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated composite 1 under the “Composite Uniform Financial Institutions Rating System (CAMELS)” for banks, which rating is the lowest level of supervisory concern of the five categories used by the federal banking agencies to rate banking organizations (“5” being the highest level of supervisory concern), the minimum leverage ratio of Tier 1 capital to total assets is 3 percent. For all banking organizations other than those rated composite 1 under the CAMELS system, the minimum leverage ratio of Tier 1 capital to total assets is 4 percent. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios above the minimum levels. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

At December 31, 2004, the Corporation and the Bank each exceeded the required risk-based capital ratios for classification as “well capitalized” as well as the required minimum leverage ratios. See “Management’s Discussion and Analysis—Balance Sheet Analysis—Capital” on page A-35 of this report.

The Federal Deposit Insurance Act requires federal bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend on how its capital levels compare to various capital measures and certain other factors, as established by regulation.

The existing U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (“BIS”). In June 2004, BIS issued a revised framework for measuring capital adequacy (“Basel II”) including setting capital requirements for operational risk. Basel II promotes risk management practices and includes a greater use of assessments of risk provided by banks’ internal systems as inputs to capital calculations. Federal regulators are currently preparing regulations on compliance with Basel II in the United States. U.S. banking regulators have stated that only the 10 largest U.S. bank holding companies will be required to adopt the new standards, and that others may do so voluntarily. The Corporation continues to monitor and analyze Basel II and its implementation, including what effect the new capital requirements of Basel II may have on the Corporation’s minimum capital requirements and on its risk management policies.

Premiums for Deposit Insurance

The Bank’s deposit accounts are insured by the Bank Insurance Fund (“BIF”), as administered by the Federal Deposit Insurance Corporation (the “FDIC”), up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution’s primary regulator.

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2004 ranged from 0 to 27 cents per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution’s capital group and supervisory subgroup assignment. An institution’s capital group is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. An institution’s supervisory subgroup assignment is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. In addition to its normal deposit insurance premium as a member of the BIF, the Bank must pay an additional premium toward the retirement of the Financing Corporation bonds (“Fico Bonds”) issued in the 1980s to assist in the recovery of the savings and loan industry. In 2004, this premium was approximately 1.5 cents per $100 of insured deposits.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Act permits banks and bank holding companies from any state to acquire banks located in any other state, subject to certain conditions, including certain nationwide-and state-imposed concentration limits. The Company also has the ability, subject to certain restrictions, to acquire branches outside its home state by acquisition or merger. The establishment of new interstate branches is also possible in those states with laws that expressly permit de novo branching. Interstate branches are subject to certain laws of the states in which they are located. In December 2002, the Company purchased an existing branch in New York and opened a private banking facility. From time to time, the Company may engage in additional interstate branch acquisitions.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities and to take that record into account in its evaluation of certain applications by such institution, such as applications to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions or engage in certain activities pursuant to the GLB Act. An unsatisfactory rating may be the basis for denying the application. Based on the most current examination report dated January 13, 2003, the Bank was rated “satisfactory.”

Securities and Exchange Commission

Under the Investment Advisers Act of 1940 (“Advisers Act”), investment advisers who manage $25 million or more in client assets or who act as an adviser to a registered investment company, such as Reed, Conner & Birdwell, LLC (RCB) and the asset management firms owned by CCM, must register with the Securities and Exchange Commission (“SEC”). The regulations applicable to investment advisers cover all aspects of the investment advisory business, including compliance requirements, limitations on fees, record-keeping, reporting and disclosure requirements and general anti-fraud prohibitions.

On July 30, 2002, the Sarbanes-Oxley Act (“SOX”) was enacted. This measure addresses corporate governance and securities reporting requirements. The SEC has adopted a substantial number of new rules and regulations pursuant to SOX. They include rules relating to changes in auditing and accounting, executive compensation, certifications by Chief Executive Officers and Chief Financial Officers of certain securities filings, expanded reporting of information in current reports filed with the SEC, more detailed reporting information in securities disclosure documents and more timely filings of corporate information. The New York Stock Exchange has also issued corporate governance rules that the Company has adopted, which rules are intended to enable stockholders to more easily and efficiently monitor the performance of companies and directors.

2005 Regulatory Developments

During the first quarter of 2005, the Bank announced that it had entered into a written agreement with the Comptroller. The agreement arose out of certain previously disclosed compliance activities regarding the BSA and the Patriot Act and requires the Bank to take appropriate actions to continue to improve its policies and procedures for complying with the BSA and the Patriot Act. The Bank has taken significant corrective actions, and adopted and implemented a number of policies and procedures, to address the concerns of the OCC and these actions will continue in 2005. In connection with the agreement, the Bank paid a monetary assessment of $750,000.

Available Information

The Company’s home page on the Internet is www.cnb.com. The Company makes its web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for its annual shareholder meetings, as well as any amendment to those reports, available free of charge through the Investor Relations page of its web site as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. More information about the Company can be obtained by reviewing the Company’s SEC filings on its web site. Information about the Corporation’s Board of Directors (the “Board”) and its committees and the Company’s corporate governance policies and practices is available on the Corporate Governance section of the Investor Relations page of the Corporation’s web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Corporation.

Item 2.        Properties

The Company has its principal offices in the City National Center, 400 North Roxbury Drive, Beverly Hills, California 90210, which the Company owns and occupies. The property has a market value in excess of its depreciated value included in the Company’s financial statements. As of December 31, 2004, the Bank owned one other banking office property in Riverside, California. The Company actively maintains operations in 52 banking offices and certain other properties.

On November 19, 2003, the Bank entered into a lease for up to 310,055 rentable square feet of commercial office space in downtown Los Angeles in the office tower located at 555 S. Flower Street and plaza building at 525 S. Flower Street, commonly known as the ARCO Plaza complex. Occupancy began in the south office tower in the third quarter of 2004 and the building has been renamed “City National Tower.” The new City National Tower will serve as the Bank’s new administrative center, bringing together more than 20 departments, from Product Management, Cash Management, International and Finance to Human Resources, Marketing, Community Reinvestment and select areas of Wealth Management. The Bank also relocated its nearby Library Tower banking office to an interim facility in the City National Tower building pending renovation of a 6,600-square-foot facility in a three-story building that is located adjacent to the City National Tower. The new City National Tower and the plaza banking office together will form the Company’s expanded Downtown Los Angeles Regional Center, offering extensive private and business banking and wealth management capabilities. It was renamed “City National Plaza” in January 2005.

The remaining banking offices and other properties are leased by the Bank. Total annual rental payments (exclusive of operating charges and real property taxes) are approximately $25 million, with lease expiration dates ranging from 2005 to 2020, exclusive of renewal options.

Item 3.        Legal Proceedings

The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, does not believe that the outcome of such lawsuits will have a material adverse effect upon the Company.

The Corporation is not aware of any material proceedings to which any director, officer, or affiliate of the Corporation, any owner of record or beneficially of more than 5 percent of the voting securities of the Corporation as of December 31, 2004, or any associate of any such director, officer, affiliate of the Corporation, or security holder is a party adverse to the Corporation or any of its subsidiaries or has a material interest adverse to the Corporation or any of its subsidiaries.

Item 4.        Submission of Matters to a Vote of Security Holders

There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s common stock is listed and traded principally on the New York Stock Exchange under the symbol “CYN.” Information concerning the range of high and low sales prices for the Corporation’s common stock, and the dividends declared, for each quarterly period within the past two fiscal years is set forth below.

			Dividends
Quarter Ended	High	Low	Declared
2004
March 31	$63.55	$57.69	$0.320
June 30	65.95	57.36	0.320
September 30	68.65	61.87	0.320
December 31	70.99	64.34	0.320
2003
March 31	$47.04	$42.84	$0.205
June 30	45.98	38.70	0.205
September 30	52.83	43.50	0.280
December 31	64.49	50.97	0.280

As of March 1, 2005, the closing price of the Corporation’s stock on the New York Stock Exchange was $69.98 per share. As of that date, there were approximately 1,510 holders of record of the Corporation’s common stock. On January 19, 2005, the Board of Directors authorized a regular quarterly cash dividend on its common stock at a rate of $0.36 per share payable on February 15, 2005 to all shareholders of record on February 2, 2005.

For a discussion of dividend restrictions on the Corporation’s common stock, see “Note 10 to Notes to Consolidated Financial Statements” on page A-63 of this report.

There were no issuer repurchases of the Corporation’s common stock in the fourth quarter of the year ended December 31, 2004. However, we received 3,235 shares in payment of the exercise of stock options as shown below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/04 - 10/31/04	2,235	$66.08	—	1,009,500
11/01/04 - 11/30/04	500	68.66	—	1,009,500
12/01/04 - 12/31/04	500	69.39	—	1,009,500
	3,235	66.53	—	1,009,500

Item 6.                        Selected Financial Data

The information required by this item appears on page A-2, under the caption “Selected Financial Information,” and is incorporated herein by reference.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears on pages A-3 through A-38, under the caption “Management’s Discussion and Analysis,” and is incorporated herein by reference.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages A-16 through A-22, under the caption “Management’s Discussion and Analysis,” and is incorporated herein by reference.

Item 8.                        Financial Statements and Supplementary Data

The information required by this item appears on page A-38 under the captions “2004 Quarterly Operating Results” and “2003 Quarterly Operating Results,” and on pages A-42 through A-74, and is incorporated herein by reference.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As part of the Company’s system of disclosure controls and procedures, we have created a disclosure committee which consists of certain members of the Company’s senior management. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the chief executive officer, chief financial officer and other members of the disclosure committee, as appropriate, to allow timely decisions regarding required disclosure.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting appears on page A-39 of this report. The Company’s independent auditors, KPMG LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page A-40.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Present principal occupation and principal occupation during the past five years
Russell D. Goldsmith	55	Vice Chairman and Chief Executive Officer, City National Corporation since October 1995; Chairman of the Board and Chief Executive Officer, City National Bank since October 1995
Bram Goldsmith	82	Chairman of the Board, City National Corporation
George H. Benter, Jr.	63	President, City National Corporation since 1993; President and Chief Operating Officer, City National Bank since 1992
Christopher J. Carey	50

Executive Vice President and Chief Financial Officer, City National Corporation and City National Bank since July 2004; Executive Vice President and Chief Financial Officer, Provident Financial Group November 1998 to June 2004

Jan R. Cloyde	54	Executive Vice President, City National Corporation and City National Bank, and Director of Banking Services, City National Bank since October 1998
Bardo Akay	53

Executive Vice President and Senior Risk Management Officer, City National Bank since August 2004; Chairman of the Board and Founder, Credesis Corporation 2001 to 2002; Chief Examiner Executive, Union Bank of California 2000; Managing Director, Global Credit Management, Deloitte & Touche, LLP 1999 to 2000. Previously served as Executive Vice President and Senior Risk Officer with Bank of America.

Michael B. Cahill	51

Executive Vice President, Secretary and General Counsel, City National Bank and City National Corporation, since June 2001; Interim Senior Risk Management Officer, October 2003-July 2004; President and CEO, Avista Ventures, Inc., and Pentzer Corporation, 1999-2001

Stephen D. McAvoy	59

Controller, City National Corporation since March 1998; Senior Vice President and Controller, City National Bank since March 1998; Acting Chief Financial Officer, City National Corporation, January 2004 to June 2004

Christopher J. Warmuth	50

Executive Vice President and Chief Credit Officer, City National Bank since June 2002; Executive Vice President and Chief Commercial Credit Officer, Bank of the West April 2002 to May 2002; Chief Credit Officer and Head of the Quality Management Division, United California Bank (formerly Sanwa Bank) March 1998 to March 2002

Code of Ethics for Senior Financial Officers

As part of its corporate governance actions in 2003, the Corporation’s Board adopted a Code of Ethics for Senior Financial Officers (“Code of Ethics”) that applies to the Corporation’s principal executive officer, the principal financial officer, the principal accounting officer or controller, or persons performing similar functions. Pursuant to SEC rules, the Corporation is required to disclose amendments to, or waivers from, its Code of Ethics and, as permitted by applicable SEC rules, will do so on our web site at www.cnb.com as applicable. There were no waivers or amendments to the Code of Ethics in 2004.

The additional information required by this item will appear in the Corporation’s definitive proxy statement for the 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2005 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Item 11.                 Executive Compensation

The information required by this item will appear in the 2005 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2005 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will appear in the 2005 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2005 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item will appear in the 2005 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2005 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period. Also see “Note 4 to Notes to Consolidated Financial Statements” on page A-54 of this report.

Item 14.                 Principal Accountant Fees and Services.

The information required by this item will appear in the 2005 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2005 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)   The following documents are filed as part of this report:

1.                 Financial Statements:

Management’s Report on Internal Control Over Financial Reporting	A-39
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	A-40
Report of Independent Registered Public Accounting Firm	A-42
Consolidated Balance Sheet at December 31, 2004 and 2003	A-43
Consolidated Statement of Income for each of the years in the three-year period ended December 31, 2004	A-44
Consolidated Statement of Cash Flows for each of the years in the three-year period ended December 31, 2004	A-45
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2004	A-46
Notes to the Consolidated Financial Statements	A-47

2.                 All other schedules and separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted because they are not applicable.

3.                 Exhibits

3.	(a)	Restated Certificate of Incorporation
	(b)	Form of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock
	(c)	Bylaws, as amended to date
4.	(a)	Specimen Common Stock Certificate for Registrant (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
(b)

Issuing and Paying Agreement between the Bank and Continental Stock Transfer & Trust Company dated as of January 7, 1998 pursuant to which the Bank issued its 6.375 percent Subordinated Notes Due 2008 in the principal amount of $125 million and form of 6.375 percent Subordinated Note due 2008 (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

(c)

6.75 percent Subordinated Notes Due 2011 in the principal amount of $150.0 million (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

(d)

Indenture dated as of February 13, 2003 between Registrant and U.S. Bank National Association, as Trustee pursuant to which Registrant issued its 5.125 percent Senior Notes due 2013 in the principal amount of $225.0 million and form of 5.125 percent Senior Note due 2013 (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

(e)

Certificate of Amendment of Articles of Incorporation of CN Real Estate Investment Corporation Articles of Incorporation (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

	(f)	CN Real Estate Investment Corporation Bylaws (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
	(g)	CN Real Estate Investment Corporation Servicing Agreement (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
(h)

CN Real Estate Investment Corporation II Articles of Amendment and Restatement (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

	(i)	CN Real Estate Investment Corporation II Amended and Restated Bylaws (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
	(j)	Rights Agreement dated as of February 26, 1997 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent
10.	(a)*

Employment Agreement made as of May 15, 2003, by and between Bram Goldsmith, and the Registrant and City National Bank. (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

(b)*

Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated as of June 13, 1980, and first through fourth amendments thereto

(c)*

Fifth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated May 15, 1995 (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

(d)*

Sixth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated March 18, 1998 (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

	(e)*	Seventh Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated June 1, 1999.
(f)*

Employment Agreement made as of May 15, 2001, by and between Bram Goldsmith, and the Registrant and City National Bank, including Eighth Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated May 15, 2001 (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

	(g)*	1985 Stock Option Plan, as amended to date
(h)*

Stock Option Agreement under the Registrant’s 1985 Stock Option Plan dated as of October 16, 1995, between the Registrant and Russell Goldsmith (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

(i)*

Employment Agreement made as of March 20, 2003 by and between Russell Goldsmith and the Registrant and City National Bank (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

	(j)*	1995 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
	(k)*	Amendment to 1995 Omnibus Plan (This Exhibit is incorporated by reference form the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

(l)*	Amended and Restated Section 2.8 of 1995 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
(m)*	1999 Omnibus Plan
(n)*

Amended and Restated 2002 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant’s Proxy Statement filed with the SEC for the Annual Meeting of Shareholders held on April 28, 2004).

(o)*

Amended and Restated 1999 Variable Bonus Plan (This Exhibit is incorporated by reference from the Registrant’s Proxy Statement filed with the SEC for the Annual Meeting of Shareholders held on April 28, 2004).

(p)*	Summary Sheet of Director Compensation Arrangements
(q)*	2000 City National Bank Executive Deferred Compensation Plan (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
(r)*	Form of Change of Control Agreement for members of City National Bank executive committee
(s)*	2000 City National Bank Director Deferred Compensation Plan (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
(t)*	City National Bank Executive Management Bonus Plan (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
(u)*	City National Corporation 2001 Stock Option Plan (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
(v)

Lease dated September 30, 1996 between Citinational-Buckeye Building Co. and City National Bank, as amended by that certain First Lease Addendum dated as of May 1, 1998, by that certain Second Lease Addendum dated as of November 13, 1998, by that certain Third Lease Addendum dated as of November 1, 2002 and the 2003 Lease Supplement (as herein defined) (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

(w)

Lease dated November 1, 2002, between Citinational-Buckeye Building Co. and City National Bank as amended by the 2003 Lease Supplement (as herein defined)) (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

(x)

Lease dated August 1, 2000, between Citinational-Buckeye Building Co. and City National Bank, as amended by that certain First Lease Addendum dated as of November 1, 2002, and the 2003 Lease Supplement (as herein defined)) (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

(y)

Lease Supplement, dated May 28, 2003 (the “2003 Lease Supplement”), by and between Citinational Buckeye Building Co and City National Bank) (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

(z)

Lease dated November 19, 2003 between TPG Plaza Investments and City National Bank (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1 *	Form of Restricted Stock Unit Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan
10.2 *

Form of Stock Option Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (Compensation Committee and Board Approval) (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.3 *

Form of Stock Option Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (Compensation Committee Approval)) (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.4 *

Form of Restricted Stock Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan) (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.5 *

Form of Director Stock Option Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent Order with the Office of the Comptroller of the Currency, dated February 23, 2005.
99.2	Consent Order of Civil Money Penalty with the Office of the Comptroller of the Currency, No. AA-EC-05-13, dated February 23, 2005.

*                    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)
	By	/s/ RUSSELL D. GOLDSMITH
Russell D. Goldsmith,
Chief Executive Officer
March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RUSSELL D. GOLDSMITH	Vice Chairman/Chief Executive Officer and Director	March 9, 2005
Russell D. Goldsmith (Principal Executive Officer)
/s/ CHRISTOPHER J. CAREY	Executive Vice President and Chief Financial Officer	March 9, 2005
Christopher J. Carey (Principal Financial Officer)
/s/ STEPHEN D. MCAVOY	Controller	March 9, 2005
Stephen D. McAvoy (Principal Accounting Officer)
/s/ BRAM GOLDSMITH	Chairman of the Board and Director	March 9, 2005
Bram Goldsmith
/s/ GEORGE H. BENTER, JR.	President and Director	March 9, 2005
George H. Benter, Jr.
/s/ RICHARD L. BLOCH	Director	March 9, 2005
Richard L. Bloch
/s/ KENNETH L. COLEMAN	Director	March 9, 2005
Kenneth L. Coleman

/s/ MICHAEL L. MEYER	Director	March 9, 2005
Michael L. Meyer
Director
Ronald L. Olson
/s/ PETER M. THOMAS	Director	March 9, 2005
Peter M. Thomas
/s/ ROBERT H. TUTTLE	Director	March 9, 2005
Robert H. Tuttle
/s/ ANDREA L. VAN DE KAMP	Director	March 9, 2005
Andrea L. Van de Kamp
/s/ KENNETH ZIFFREN	Director	March 9, 2005
Kenneth Ziffren

FINANCIAL HIGHLIGHTS

Dollars in thousands, except per share data	2004	2003	Percentage Change
FOR THE YEAR
Net income	$206,322	$186,677	11
Net income per common share, basic	4.21	3.84	10
Net income per common share, diluted	4.04	3.72	9
Dividends per common share	1.28	0.97	32
AT YEAR END
Assets (1)	$14,231,513	$13,028,213	9
Deposits	11,986,915	10,937,063	10
Loans	8,494,187	7,882,742	8
Securities	4,114,298	3,365,654	22
Shareholders’ equity	1,348,535	1,219,256	11
Book value per common share	27.39	24.85	10
Shareholders’ equity to assets	9.48%	9.36%	1
AVERAGE BALANCES
Assets (1)	$13,395,995	$12,156,145	10
Deposits	11,275,017	10,045,267	12
Loans	8,118,476	7,729,150	5
Securities	3,656,548	2,944,443	24
Shareholders’ equity	1,262,562	1,147,477	10
SELECTED RATIOS
Return on average assets (1)	1.54%	1.54%	—%
Return on average shareholder’s equity	16.34	16.27	—
Tier 1 leverage ratio (1)	7.83	7.48	5
Tier 1 risk-based capital ratio (1)	11.51	10.80	6
Total risk-based capital ratio (1)	15.11	14.85	2
Dividend payout ratio per share	30.50	25.33	20
Net interest margin	4.54	4.74	(4)
Efficiency ratio	53.89	52.15	3
AT YEAR END
Assets under management	$16,185,234	$13,610,756	19
Assets under management or administration	35,092,735	28,835,273	22

(1)          As of September 30, 2004, the Company reclassified the reserve for unfunded credit commitments from the allowance for loan losses to other liabilities. Amounts presented prior to September 30, 2004 have been restated to conform with the presentation in the current reporting period.

SELECTED FINANCIAL INFORMATION

	As of or for the year ended December 31,
Dollars in thousands, except per share data	2004	2003	2002	2001	2000
Statement of Operations Data:
Interest income	$604,325	$575,725	$609,700	$625,248	$646,288
Interest expense	58,437	61,110	94,444	191,094	239,772
Net interest income	545,888	514,615	515,256	434,154	406,516
Provision for credit losses	—	29,000	67,000	35,000	21,500
Noninterest income	184,265	177,225	146,293	132,384	109,484
Noninterest expense	395,410	364,178	331,646	313,395	294,770
Minority interest	4,992	4,039	945	—	—
Income before taxes	329,751	294,623	261,958	218,143	199,730
Income taxes	123,429	107,946	78,858	71,973	68,070
Net income	$206,322	$186,677	$183,100	$146,170	$131,660
Adjusted net income (1)	$206,322	$186,677	$183,100	$159,038	$142,883
Per Share Data:
Net income per share, basic	4.21	3.84	3.69	3.05	2.79
Net income per share, diluted	4.04	3.72	3.56	2.96	2.72
Adjusted net income per share, diluted (1)	4.04	3.72	3.56	3.22	2.95
Cash dividends declared	1.28	0.97	0.78	0.74	0.70
Book value per share	27.39	24.85	22.66	18.50	15.61
Shares used to compute income per share, basic	48,950	48,643	49,563	47,896	47,178
Shares used to compute income per share, diluted	51,074	50,198	51,389	49,376	48,393
Balance Sheet Data—At Period End:
Assets (2)	$14,231,513	$13,028,213	$11,878,296	$10,184,601	$9,104,255
Deposits	11,986,915	10,937,063	9,839,698	8,131,202	7,408,670
Loans	8,494,187	7,882,742	7,999,470	7,159,206	6,527,145
Securities	4,114,298	3,365,654	2,226,656	1,814,839	1,547,844
Interest-earning assets	13,347,725	11,985,678	10,858,337	9,447,311	8,286,067
Shareholders’ equity	1,348,535	1,219,256	1,109,959	890,577	743,648
Balance Sheet Data—Average Balances:
Assets (2)	$13,395,995	$12,156,145	$10,899,670	$9,336,448	$8,434,719
Deposits	11,275,017	10,045,267	8,639,546	7,067,984	6,334,846
Loans	8,118,476	7,729,150	7,822,653	6,713,315	6,236,334
Securities	3,656,548	2,944,443	1,943,910	1,637,321	1,347,145
Interest-earning assets	12,334,521	11,159,034	9,996,998	8,520,242	7,698,884
Shareholders’ equity	1,262,562	1,147,477	1,049,393	825,344	667,618
Asset Quality:
Nonaccrual loans	$34,638	$42,273	$71,357	$38,563	$61,986
ORE	—	0	670	10	522
Total nonaccrual loans and ORE	$34,638	$42,273	$72,027	$38,573	$62,508
Performance Ratios:
Return on average assets (2)	1.54%	1.54%	1.68%	1.57%	1.56
Return on average shareholders’ equity	16.34	16.27	17.45	17.71	19.72
Return on average assets adjusted (1) (2)	1.54	1.54	1.68	1.70	1.70
Return on average shareholders’ equity adjusted (1)	16.34	16.27	17.45	19.27	21.40
Net interest spread	4.11	4.29	4.65	3.95	3.81
Net interest margin	4.54	4.74	5.30	5.26	5.44
Average shareholders’ equity to average assets (2)	9.42	9.44	9.63	8.84	7.92
Dividend payout ratio, per share	30.50	25.33	21.10	24.26	24.95
Adjusted dividend payout ratio per share (1)	30.50	25.33	21.10	22.30	23.00
Efficiency ratio (2)	53.89	52.13	49.20	54.08	55.76
Efficiency ratio adjusted (1) (3)	53.89	52.13	49.20	51.86	53.64
Asset Quality Ratios:
Nonaccrual loans to total loans	0.41%	0.54%	0.89%	0.54%	0.95
Nonaccrual loans and ORE to total loans and ORE	0.41	0.54	0.90	0.54	0.96
Allowance for credit losses to total loans	1.75	1.98	1.96	1.88	1.96
Allowance for credit losses to nonaccrual loans	428.92	369.07	219.46	348.98	206.25
Net (charge offs) recoveries to average loans	(0.07)	(0.36)	(0.69)	(0.41)	(0.48)

(1)        Adjusted balances reflect the elimination of goodwill amortization of $12,868 and $11,223 for the years ended December 31, 2001 and 2000, respectively, to reflect all periods on a comparable basis.

(2)        As of September 30, 2004, the Company reclassified the reserve for off-balance sheet credit commitments from the allowance for loan losses to other liabilities. Amounts presented prior to September 30, 2004 have been restated to conform with the current reporting period.

(3)        The efficiency ratio is defined as noninterest expense excluding Other Real Estate (“ORE”) expense divided by total revenue (net interest income on a fully tax-equivalent basis and noninterest income).

MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

City National Corporation and subsidiaries (the Company), through its primary subsidiary, the Bank, provide private and business banking, including investment and trust services. The Bank is the second largest independent commercial bank headquartered in California. The Bank’s principal client base comprises small-to mid-size businesses, entrepreneurs, professionals, and affluent individuals. For over fifty years, the Bank has served clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate clients’ use, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking, and other products and services. The Company also lends, invests and provides services in accordance with its Community Reinvestment Act commitment. Through Convergent Capital Management (“CCM”) and Reed, Conner & Birdwell, LLC (“RCB”), subsidiaries of the Corporation, and Wealth Management, a division of the Bank, the Company offers 1) investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management, 2) personal and business trust and investment services, including employee benefit trust services, 401(k) and defined benefit plans and 3) estate and financial planning and custodial services. The Bank also advises and markets mutual funds under the name of CNI Charter Funds.

The Corporation is the holding company for the Bank. References to the “Company” mean the Corporation and the Bank together. The financial information presented herein includes the accounts of the Corporation, its non-bank subsidiaries, the Bank, and the Bank’s wholly-owned subsidiaries. All material transactions between these entities are eliminated.

See “Cautionary Statement for Purposes of the “Safe Harbor’ Provision of the Private Securities Litigation Reform Act of 1995,” on pages A-36 and A-37 in connection with “forward looking” statements included in this report.

Over the last three years, the Company’s assets, loans, and deposits have grown by 40 percent, 19 percent, and 47 percent, respectively. The growth primarily reflects the successful sales efforts of the Company’s colleagues, but was also augmented by a Bank acquisition in that same period. The Corporation regularly evaluates, and holds discussions with, various potential acquisition candidates.

On April 1, 2003, the Corporation acquired Convergent Capital Management LLC, a privately held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms. Combined, these 10 firms managed assets of approximately $10.0 billion as of December 31, 2004. The purchase price was $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt. The acquisition resulted in $25.8 million in customer contract intangibles, which is being amortized over 20 years, and $21.5 million in goodwill.

On February 28, 2002, the Corporation completed its acquisition of Civic BanCorp (“Civic”). The Corporation paid consideration equal to $123.5 million (including the consideration for stock options), 53.5 percent of which was paid in the Corporation’s common stock, and 46.5 percent of which was paid in cash. Civic had total assets, loans, and deposits of $502.8 million, $368.4 million, and $438.5 million, respectively at the date of acquisition. The acquisition resulted in the recording of goodwill of $71.2 million and core deposit intangibles of $16.0 million. On May 31, 2002, the Bank sold two branches acquired from Civic at a premium which reduced goodwill related to the Civic acquisition.

On February 13, 2003, the Corporation issued $225.0 million of 5.125 percent Senior Notes due 2013 in a private placement. A like amount of exchange notes were subsequently registered pursuant to the

Securities Act of 1933 in April 2003 and 100 percent of the Senior Notes were exchanged for the registered notes in an exchange offering with the Senior Notes which closed on May 29, 2003.

On January 22, 2003, the Board of Directors authorized a one-million-share stock buyback program. The buyback was completed in 2004 at an average cost of $46.55 per share. On July 15, 2003, the Board of Directors authorized the repurchase of 500,000 additional shares of City National Corporation stock, following completion of the Company’s January 22, 2003 buyback initiative. In 2004, 490,500 shares were repurchased under this program, leaving 9,500 shares to be repurchased. In March 2004, the Board of Directors authorized the repurchase of an additional one million shares of City National Corporation stock, to follow the completion of the July 15, 2003 buyback initiative. The shares purchased under the buyback programs will be reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. In January 2005, 187,300 shares were repurchased at an average cost of $69.54 per share and in February 2005, 86,100 shares were repurchased at an average cost of $69.47 per share. At February 28, 2005, 736,100 shares were available for repurchase.

The Corporation paid dividends of $1.28 per share of common stock in 2004 and $0.97 per share of common stock in 2003. On January 19, 2005, the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $0.36 per share to shareholders of record on February 2, 2005 payable on February 15, 2005. This reflects a 13.0 percent increase over the $0.32 paid in November 2004.

The accounting and reporting policies of City National Corporation (the Corporation) and of City National Bank (the Bank) and their subsidiaries conform to accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan losses, the reserve for off-balance sheet credit commitments and the valuation of financial instruments.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

If available, quoted market prices provide the best indication of value. If quoted market prices are not available for fixed maturity securities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and maturity of the investments. Alternatively, matrix or model pricing may be used to determine an appropriate fair value. The determination of market or fair value considers various factors, including time value and volatility factors; price activity for equivalent instruments; counterparty credit quality; and the potential impact on market prices or fair value of liquidating the Company’s positions in an orderly manner over a reasonable period of time under current market conditions. Changes in assumptions could affect the fair values of investments.

For the substantial majority of our portfolios, fair values are determined based upon externally verifiable model inputs and quoted prices. All financial models that are used for updating the Company’s published financial statements, or for independent risk monitoring, must be validated and periodically reviewed by qualified personnel. Using this information, the Company conducts regular reviews to assess whether other-than-temporary impairment exists. Deteriorating global, regional or specific issuer-related economic conditions could adversely affect these values. The Company considers such factors as the length of time and the extent to which the market value has been less than cost. If an other-than-temporary impairment is determined to exist, the impairment is recorded as a loss on the writedown of securities.

Accounting for the allowance for loan losses and reserve for off-balance sheet credit commitments

The provision for credit losses charged to operations reflects management’s judgment of the adequacy of the allowance for loan losses and the reserve for off-balance sheet credit commitments. It is determined through quarterly analytical reviews of the loan and commitment portfolios and consideration of such other factors as the Company’s loan loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values, and current economic conditions, as well as the results of the Company’s ongoing credit examination process and that of its regulators. As conditions change, our level of provisioning and the allowance for loan losses and reserve for off-balance sheet credit commitments may change.

Larger-balance, non-homogenous exposures are individually evaluated based upon the borrower’s overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses and the reserve for off-balance sheet credit commitments attributed to these loans are established via a process that begins with estimates of probable loss inherent in the portfolio based upon various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; geographic, industry, and other environmental factors; and model imprecision. Management also considers overall portfolio indicators, including trends in internally risk-rated exposures, classified exposures, cash-basis loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit-limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

Within the allowance for loan losses, amounts are specified for larger-balance, non-homogeneous loans that have been individually determined to be impaired. These amounts consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted using the loan’s contractual effective rate, the secondary market value of the loan and the fair value of collateral.

Each portfolio of smaller balance, homogeneous loans, including residential first mortgage, installment, revolving credit and most other consumer loans, is collectively evaluated for loss potential. The allowance for loan losses and reserve for off-balance sheet credit commitments for these loans is established via a process that begins with estimates of probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, as well as analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, and trends in volumes and terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures, economic, geographical, product, and other environmental factors; and model imprecision.

The allocated allowance for loan losses is supplemented by the unallocated allowance to adjust for imprecision and to incorporate the range of probable outcomes inherent in estimates used for the allocated allowance. The unallocated allowance is the result of judgment risks inherent in the portfolio, industry and large loan concentrations, economic uncertainties, historical loss experience, and other subjective factors including industry trends.

Accounting for derivatives and hedging activities

In accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), all derivatives are recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. The Company uses “plain vanilla” interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed-rate deposits and borrowings and 2) to certain cash flows related to future interest payments on variable-rate loans.

For fair-value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives will be reflected in current earnings, together with changes in the fair value of the related hedged item. For effective cash-flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, changes in the derivatives’ fair value will not be included in current earnings but will be reported as other comprehensive income. These changes in fair value will be included in earnings of future periods when earnings are affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values will be immediately included in current earnings.

Fair values are determined from verifiable third-party sources that have considerable experience with the interest-rate swap market. The periodic net settlement of these interest-rate risk management instruments is recorded as an adjustment to net interest income.

The positive mark-to-market on the fair value hedges has resulted in an increase in both other assets and hedged deposits and borrowings. The negative mark-to-market on cash flow hedges of variable-rate loans has resulted in a decrease in other assets and a reduction in comprehensive income.

Accounting for stock options

The Company applies APB Opinion No. 25 in accounting for the stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. As a practice, the Corporation’s stock-option grants are such that the exercise price equals the current market price of the common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 using the Black Scholes option-pricing model, the Company’s proforma net income would have been reduced to the proforma amounts indicated below:

Dollars in thousands, except for per share amounts	2004	2003	2002
Net income, as reported	$206,322	$186,677	$183,100
Total stock-based employee compensation expense under the fair-value method for all awards, net of tax	(4,958)	(6,417)	(10,165)
Proforma net income	201,364	180,260	172,935
Net income per share, basic, as reported	4.21	3.84	3.69
Proforma net income per share, basic	4.11	3.71	3.49
Net income per share, diluted, as reported	4.04	3.72	3.56
Proforma net income per share, diluted	3.94	3.59	3.37
Percentage reduction in net income per share, diluted	2.5%	3.5%	5.3%

The Black Scholes option-pricing model requires assumptions on the expected lives of the options that is based upon the pattern of exercise of options granted by the Corporation in the past; volatility based on changes in the price of the Corporation’s common stock during the past 10 years, as measured monthly; the dividend yield and a risk-free investment rate. Actual dividend payments will depend upon a number of factors, including future financial results, and may differ substantially from the assumption. The risk-free investment rate for the weighted average life of the outstanding options is interpolated based on the U.S. Treasury Note yield curve.

The actual value, if any, which a grantee may realize will depend upon the difference between the option exercise price and the market price of the Corporation’s common stock on the date of exercise.

In 2004 and 2003, stock-based compensation performance awards were granted to colleagues of the Company which, for the first time, included restricted stock grants with fewer stock options. This reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues. Twenty-five percent of the restricted stock vests two years from the date of grant, then 25 percent vests on each of the next three consecutive grant anniversary dates. The portion of the market value of the restricted stock related to current service is recognized as compensation expense. The portion of the market value of the restricted stock relating to future service (deferred equity compensation) will be amortized over the remaining vesting period. The Company recorded $3,445,007 in expense for restricted stock awards in 2004 compared to $905,170 in 2003. Based on the date of grant, expense for 2003 primarily reflected restricted stock expense for only seven months, while 2004 expense reflected 12 months of expense for 2003 grants and approximately ten months expense for 2004 grants. This change in the awards resulted in the lower percentage reduction in proforma net income compared to reported net income in 2004 and 2003 compared to 2002.

In December 2004, the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as reduction of taxes paid, which is included in operating cash flows.

The Company is required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 using a modified version of prospective application or may elect to apply a modified version of retrospective application. The Company currently expects to adopt SFAS No. 123R using the modified prospective method with an effective date of July 1, 2005. This will have the effect of increasing compensation expense in 2005 and reducing net income per share by approximately $0.05 a share.

HIGHLIGHTS

•       Consolidated net income for 2004 was $206.3 million, or $4.04 per diluted common share, compared with $186.7 million, or $3.72 per diluted common share, in 2003. Income before taxes increased 12 percent, primarily attributable to making no provision for credit losses in 2004 compared to $29.0 million in 2003. Nonaccrual loans for 2004 fell to $34.6 million, an 18 percent decline from December 31, 2003. Net loan charge-offs were $5.7 million in 2004, a decrease of 79 percent from $27.5 million in 2003.

•       Net interest income on a fully taxable-equivalent basis for 2004 was $559.5 million compared with $529.0 million for 2003.

•       Noninterest income rose $7.0 million, or 4 percent, in 2004 over 2003. This increase was due, in part, to higher wealth management fee income.

•       The Company’s income tax rate increased from 36.6 percent in 2003 to 37.4 percent in 2004, which is primarily due to the effect of relatively stable permanent adjustments as compared with an increase in pretax income.

•       Total assets at December 31, 2004 were $14.2 billion, compared with $13.0 billion at December 31, 2003.

•       Total average assets increased to $13.4 billion in 2004 from $12.2 billion in 2003, an increase of $1.2 billion, or 10 percent, primarily due to higher average securities.

•       The return on average assets was 1.54 percent for both 2004 and 2003. The return on average shareholders’ equity increased to 16.34 percent, compared with 16.27 percent for the prior year.

•       Average securities for 2004 were up 24 percent from 2003 due to higher deposit balances. The average duration of the total available-for-sale securities portfolio at December 31, 2004 was 3.0 years.

•       Average loans for 2004 were $389.3 million higher than 2003 due, in part, to improving loan demand near the end of the year.

•       Average deposits rose during 2004 to $11.3 billion, an increase of 12 percent over $10.0 billion for 2003.

•       Average core deposits for 2004 were up 15 percent from 2003.

OUTLOOK

Management continues to expect net income per diluted common share for 2005 to be approximately 11 to 14 percent higher than net income per diluted common share for 2004, based on current economic conditions, business indicators and an expectation that the federal funds rate will rise by 75 basis points in 2005.

Average loans are expected to grow at a faster rate than in 2004, while average deposits are expected to grow at a slower rate than in 2004. Net interest income is expected to grow at a much higher rate in 2005, as a result of interest rate changes that occurred in 2004, expected rate increases in 2005 and higher loan balances. Management expects that a provision for credit losses may be required in 2005 as average loan balances grow. Noninterest expense is expected to grow at about the same rate in 2005 as in 2004. This includes higher risk-management costs related to efforts to improve controls, policies and procedures and compliance with the Bank Secrecy Act and USA Patriot Act, as well as a $750,000 assessment in connection with an agreement entered into with the Comptroller of the Currency in the first quarter of 2005 to continue to improve controls in this area. It also includes higher premises costs relating to the opening of three new offices in Southern California as well as continuing consolidation of operations and colleagues at City National Plaza in downtown Los Angeles. Also expected to contribute to growth in noninterest expense are the continued recognition of the cost of restricted stock grants and the cost of stock option expense beginning in the second half of 2005. The effective tax rate is expected to be about the same in 2005 as it was in 2004.

RESULTS OF OPERATIONS

Operations Summary

An operations summary on a fully taxable-equivalent basis for each of the last five years ended December 31 follows.

	Year	Increase		Year	Increase
Dollars in thousands	Ended	(Decrease)		Ended	(Decrease)		Year Ended December 31,
except per share amounts	2004	Amount	%	2003	Amount	%	2002	2001	2000
Interest income (1)	$617,963	$27,885	5	$590,078	$(34,426)	(6)	$624,504	$638,914	$658,874
Interest expense	58,437	(2,673)	(4)	61,110	(33,334)	(35)	94,444	191,094	239,772
Net interest income	559,526	30,558	6	528,968	(1,092)	(0)	530,060	447,820	419,102
Provision for credit losses	—	(29,000)	(100)	29,000	(38,000)	(57)	67,000	35,000	21,500
Noninterest income	184,265	7,040	4	177,225	30,932	21	146,293	132,384	109,484
Noninterest expense:
Staff expense	239,583	22,089	10	217,494	21,842	11	195,652	170,364	159,782
Other expense	155,827	9,143	6	146,684	10,690	8	135,994	143,031	134,988
Total	395,410	31,232	9	364,178	32,532	10	331,646	313,395	294,770
Minority interest expense	4,992	953	24	4,039	3,094	327	945	—	—
Income before income taxes	343,389	34,413	11	308,976	32,214	12	276,762	231,809	212,316
Income taxes	123,429	15,483	14	107,946	29,088	37	78,858	71,973	68,070
Less: adjustments (1)	13,638	(715)	(5)	14,353	(451)	(3)	14,804	13,666	12,586
Net income	$206,322	$19,645	11	$186,677	$3,577	2	$183,100	$146,170	$131,660
Adjusted net income (2)	$206,322	$19,645	11	$186,677	$3,577	2	$183,100	$159,038	$142,883
Net income per share, diluted	$4.04	$0.32	9	$3.72	$0.16	4	$3.56	$2.96	$2.72
Adjusted net income per share diluted	$4.04	$0.32	9	$3.72	$0.16	4	$3.56	$3.22	$2.95

(1)    Includes amounts to convert nontaxable income to fully taxable-equivalent yield. To compare tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

(2)    Adjusted balances reflect the elimination of goodwill amortization of $12,868 and $11,223 for the years ended December 31, 2001 and 2000, respectively, to reflect all periods on a comparable basis.

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.

The following table shows average balances, interest income and yields for the last five years.

Net Interest Income Summary

	2004			2003
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (1)	rate	Balance	expense (1)	rate
Assets
Earning assets (2)
Loans:
Commercial	$3,136,538	$163,740	5.22%	$3,319,328	$173,785	5.24%
Residential mortgages	2,081,066	112,667	5.41	1,781,006	107,005	6.01
Commercial real estate mortgages	1,827,221	113,941	6.24	1,727,554	116,815	6.76
Real estate construction	767,841	41,734	5.44	647,851	33,593	5.19
Equity lines of credit	216,206	9,649	4.46	173,937	7,528	4.33
Installment	89,604	6,170	6.89	79,474	5,971	7.51
Total loans (3)	8,118,476	447,901	5.52	7,729,150	444,697	5.75
Due from banks-interest bearing	63,042	740	1.17	66,755	604	0.90
Securities available-for-sale	3,656,548	162,107	4.43	2,944,443	140,381	4.77
Federal funds sold and securities purchased under resale agreements	463,979	6,884	1.48	386,388	4,185	1.08
Trading account securities	32,476	331	1.02	32,298	211	0.65
Total interest-earning assets	12,334,521	617,963	5.01	11,159,034	590,078	5.29
Allowance for loan losses	(153,266)			(161,869)
Cash and due from banks	442,570			436,870
Other nonearning assets	772,170			722,110
Total assets	$13,395,995			$12,156,145
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest checking accounts	$792,424	697	0.09	$652,238	1,218	0.19
Money market accounts	3,711,983	27,670	0.75	3,205,041	26,078	0.81
Savings deposits	249,081	533	0.21	285,584	614	0.21
Time deposits—under $100,000	190,821	2,902	1.52	209,520	3,521	1.68
Time deposits—$100,000 and over	849,489	12,456	1.47	1,003,012	14,377	1.43
Total interest-bearing deposits	5,793,798	44,258	0.76	5,355,395	45,808	0.86
Federal funds purchased and securities sold under repurchase agreements	119,251	1,422	1.19	147,883	1,538	1.04
Other borrowings	571,807	12,757	2.23	645,578	13,764	2.13
Total interest-bearing liabilities	6,484,856	58,437	0.90	6,148,856	61,110	0.99
Noninterest-bearing deposits	5,481,219			4,689,872
Other liabilities	167,358			169,940
Shareholders’ equity	1,262,562			1,147,477
Total liabilities and shareholders’ equity	$13,395,995			$12,156,145
Net interest spread			4.11%			4.29%
Fully taxable-equivalent net interest income		$559,526			$528,968
Net interest margin			4.54%			4.74%

(1)             Fully taxable-equivalent basis. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

(2)             Includes average nonaccrual loans of $39,266, $66,675, $58,707, $45,167 and $40,431 for 2004, 2003, 2002, 2001, and 2000, respectively.

(3)             Loan income includes loan fees of $21,122, $22,573, $24,762, $22,753 and $20,351 for 2004, 2003, 2002, 2001, and 2000, respectively.

2002			2001			2000
	Interest	Average		Interest	Average		Interest	Average
Average	income/	interest	Average	income/	interest	Average	income/	interest
Balance	expense (1)	rate	Balance	expense (1)	rate	Balance	expense (1)	rate

$3,580,293	$215,388	6.02%	$3,127,252	$246,332	7.88%	$3,189,457	$294,598	9.24%
1,704,571	115,757	6.79	1,417,443	102,036	7.20	1,235,106	89,973	7.28
1,696,363	124,788	7.36	1,499,854	124,381	8.29	1,273,677	117,328	9.21
634,074	35,221	5.55	513,184	38,676	7.54	409,281	42,362	10.35
134,762	6,616	4.91	82,999	5,887	7.09	62,766	6,116	9.74
72,590	6,335	8.73	72,583	6,844	9.43	66,047	6,118	9.26
7,822,653	504,105	6.44	6,713,315	524,156	7.81	6,236,334	556,495	8.92
24,588	290	1.18	18,707	436	2.33	3,826	12	0.31
1,943,910	116,898	6.01	1,637,321	109,070	6.66	1,347,145	95,938	7.12

171,809	2,759	1.61	107,247	3,298	3.08	46,298	2,809	6.07
34,038	452	1.33	43,652	1,954	4.48	65,281	3,620	5.55
9,996,998	624,504	6.25	8,520,242	638,914	7.50	7,698,884	658,874	8.56
(150,844)			(129,045)			(131,111)
430,085			399,978			341,947
623,431			545,273			524,999
$10,899,670			$9,336,448			$8,434,719

$616,158	1,546	0.25	$554,641	2,114	0.38	$540,765	2,780	0.51
2,517,341	34,161	1.36	1,552,404	44,162	2.84	1,317,186	47,404	3.60
225,217	2,016	0.90	247,280	7,064	2.86	237,024	10,040	4.24
226,042	5,368	2.37	245,350	11,397	4.65	260,115	14,770	5.68
1,239,576	27,621	2.23	1,469,874	68,513	4.66	1,377,406	80,733	5.86
4,824,334	70,712	1.47	4,069,549	133,250	3.27	3,732,496	155,727	4.17

199,110	3,033	1.52	326,889	13,218	4.04	264,013	16,269	6.16
879,145	20,699	2.35	990,779	44,626	4.50	1,047,622	67,776	6.47
5,902,589	94,444	1.60	5,387,217	191,094	3.55	5,044,131	239,772	4.75
3,815,212			2,998,435			2,602,350
132,476			125,452			120,620
1,049,393			825,344			667,618
$10,899,670			$9,336,448			$8,434,719
		4.65%			3.95%			3.81%
	$530,060			$447,820			$419,102
		5.30%			5.26%			5.44%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), mix (change in rate multiplied by change in volume), and rate (changes in rate multiplied by prior volume) of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income between 2004 and 2003 as well as between 2003 and 2002 broken down between volume and rate.

Changes in Net Interest Income

	2004 vs 2003			2003 vs 2002
	Increase (decrease)		Net	Increase (decrease)		Net
Dollars in thousands—	due to		increase	due to		increase
fully taxable-equivlent basis	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$21,603	$(18,399)	$3,204	$(5,963)	$(53,445)	$(59,408)
Due from banks-interest bearing	(35)	171	136	397	(83)	314
Securities available-for-sale	32,245	(10,519)	21,726	52,513	(29,030)	23,483
Trading account securities	1	119	120	(194)	(47)	(241)
Federal funds sold and securities purchased under resale agreements	949	1,750	2,699	2,570	(1,144)	1,426
Total interest-earning assets	54,763	(26,878)	27,885	49,323	(83,749)	(34,426)
Interest paid on:
Interest checking	261	(133)	$128	81	(409)	(328)
Money market deposits	3,704	(2,112)	1,592	7,905	(15,988)	(8,083)
Savings deposits	(81)	—	(81)	442	(1,844)	(1,402)
Other time deposits	(2,392)	(797)	(3,189)	(5,061)	(10,030)	(15,091)
Other borrowings	(2,043)	920	(1,123)	(5,756)	(2,674)	(8,430)
Total interest-bearing liabilities	(551)	(2,122)	(2,673)	(2,389)	(30,945)	(33,334)
	$55,314	$(24,756)	$30,558	$51,712	$(52,804)	$(1,092)

Taxable-equivalent net interest income totaled $559.5 million in 2004, compared with $529.0 million for 2003. The increase in net interest income was primarily due to higher yielding average securities. Included in 2004 was $29.1 million from the receipt of net settlements of interest-rate risk management instruments compared to $31.5 million in 2003. Interest income recovered on nonaccrual and charged-off loans included above was $2.1 million in 2004, compared with $2.7 million for 2003. The fully taxable-equivalent net interest margin in 2004 was 4.54 percent, compared with 4.74 percent for 2003. The decrease is due to lower yields on interest-earning assets.

Average loans for 2004 were $8,118.5 million, $389.3 million or 5.0 percent higher than 2003 due to improving loan demand. Compared with 2003 averages, residential mortgage loans rose 16.9 percent to $2,081.1 million, commercial real estate mortgage loans increased 5.8 percent to $1,827.2 million; and real estate construction loans rose 18.5 percent to $767.8 million. Commercial loans decreased 5.5 percent to $3,136.5 million.

Average securities available-for-sale in 2004 were $3,656.5 million, an increase of $712.1 million, or 24.2 percent, over 2003, as deposit growth continued to exceed loan demand.

Total average core deposits rose to $10,425.5 million, an increase of 15.3 percent over 2003. Average core deposits represented 92.5 percent of the total average deposit base for the year. Average interest-bearing core deposits increased to $4,944.3 million in 2004 from $4,352.4 million in 2003, an increase of $591.9 million, or 13.6 percent. Average noninterest-bearing deposits increased to $5,481.2 million in 2004 from $4,689.9 million in 2003, an increase of $791.3 million, or 16.9 percent. New clients and higher existing client deposit balances maintained to pay for services contributed to the growth of deposits. Average time deposits in denominations of $100,000 or more decreased $153.5 million, or 15.3 percent, between 2003 and 2004.

For 2003, fully taxable-equivalent net interest income totaled $529.0 million, a decrease of $1.1 million from 2002. The decrease in net interest income was due to lower interest rates and lower commercial loan balances. Included in 2003 was $31.5 million from the receipt of net settlements of interest-rate risk-management instruments compared to $32.2 million in 2002. In addition, interest income recovered on nonaccrual and charged-off loans included above was $2.7 million in 2003, compared with $2.3 million for 2002.

Average loans declined to $7,729.2 million in 2003, a decrease of 1.0 percent over the prior year. The decrease in average loans was the result of modest demand and efforts of the Company to improve credit quality. Compared with 2002 averages, residential mortgage loans rose 4.5 percent to $1,781.0 million, commercial real estate mortgage loans rose 3.8 percent to $1,901.5 million, and construction loans rose 2.2 percent to $647.9 million. Commercial loans decreased 7.3 percent to $3,319.3 million.

Average securities available-for-sale were $2,944.4 million in 2003, an increase of $1,000.5 million, or 51.5 percent, over 2002 as deposit growth exceeded increased loan demand.

Total average core deposits rose to $9,042.3 million in 2003, an increase of 22.2 percent over 2002. Average core deposits represented 90.0 percent of the total average deposit base for 2003. Average interest-bearing core deposits increased to $4,352.4 million in 2003 from $3,584.8 million in 2002, an increase of $767.6 million, or 21.4 percent. Average noninterest-bearing deposits increased to $4,689.9 million in 2003 from $3,815.2 million in 2002, an increase of $874.7 million, or 22.9 percent. New clients and higher existing client deposit balances maintained to pay for services contributed to the growth of deposits. Average time deposits in denominations of $100,000 or more decreased $236.6 million, or 19.1 percent, between 2002 and 2003.

Provision for Credit Losses

The provision for credit losses primarily reflects the levels of net loan charge-offs and nonaccrual loans, changes in the economic environment during the period, as well as management’s ongoing assessment of the credit quality and growth of the loan and commitment portfolios. In 2004, 2003, and 2002, net charge-offs totaled $5.7 million, $27.5 million and $54.1 million, respectively. In these years, nonaccrual loans at year-end totaled $34.6 million, $42.3 million and $71.4 million, respectively.

The Company recorded no provision for credit losses in 2004, $29.0 million in 2003, and $67.0 million in 2002. See “Balance Sheet Analysis—Asset Quality—Allowance for Loan Losses and Reserve for Off-Balance Sheet Credit Commitments.”

Noninterest Income

Noninterest income in 2004 totaled $184.3 million, an increase of $7.1 million, or 4.0 percent, from 2003. It increased $30.9 million, or 21.1 percent, from 2002. Noninterest income represented 25.2 percent of total revenues in 2004, compared with 25.6 percent and 22.1 percent in 2003 and 2002, respectively.

A breakdown of noninterest income by category is reflected below.

Analysis of Changes in Noninterest Income

		Increase			Increase
		(Decrease)			(Decrease)
Dollars in millions	2004	Amount	%	2003	Amount	%	2002
Trust and investment fee revenue	$68.3	$21.2	45.0	$47.1	$21.8	86.2	$25.3
Brokerage and mutual fund fees	$37.7	1.1	3.0	36.6	0.6	1.7	36.0
Cash mangement and deposit transaction charges	41.4	(2.1)	(4.8)	43.5	2.3	5.6	41.2
International services	20.8	1.5	7.8	19.3	1.0	5.5	18.3
Bank-owned life insurance	2.8	(0.2)	(6.7)	3.0	0.1	3.4	2.9
All other income	19.1	(5.4)	(22.0)	24.5	3.3	15.6	21.2
Total core	190.1	16.1	9.3	174.0	29.1	20.1	144.9
Gain (loss) on sale or writedown of loans and assets/debt repurchase	—	(0.1)	100.0	0.1	1.7	N/M	(1.6)
Gain (loss) on sale or writedown of securities	(5.8)	(8.9)	N/M	3.1	0.1	3.3	3.0
Total	$184.3	$7.1	4.0	$177.2	$30.9	21.1	$146.3

Trust and investment fee revenue and brokerage and mutual fund fees, which include trust fees, commissions and mark-ups on securities transactions with clients, and fees on mutual funds, increased by $22.3 million or 26.6 percent in 2004 compared with 2003. The increase was due to new business and higher market values. Trust and investment fee revenue and brokerage and mutual fund fees increased by $22.4 million, or 36.5 percent, from 2002 to 2003 aided by the acquisition of CCM, which closed on April 1, 2003, as well as strong investment performance and higher market values. At December 31, 2004, the Company had $35.1 billion in assets under management or administration, including $16.2 billion in assets under management, compared with $28.8 billion and $13.6 billion, respectively, at December 31, 2003. The increase in assets under management in 2004 is primarily attributable to strong investment performance and higher market values.

Cash management and deposit transaction fees decreased $2.1 million, or 4.8 percent, in 2004, compared with a 5.6 percent increase in 2003. The decrease in 2004 was due to higher balances maintained to offset transaction charges and a higher earnings credit rate. The increase in 2003 was the result of strong growth in deposits, higher sales of cash management products and the residual impact of a reduction in the earnings credit on analyzed deposit accounts for clients who chose to pay fees rather than increase deposit balances to pay for services.

International services fee income for 2004 increased $1.5 million, or 7.8 percent, over 2003, compared with a 5.5 percent increase in 2003. The increase in 2004 is primarily due to higher foreign exchange income. In 2003, international services fee income of $19.3 million increased $1.0 million over 2002 due to higher foreign exchange income partially offset by lower trade-finance revenue.

Other income decreased $5.4 million in 2004 over 2003, or 22.0 percent, as a result of lower participating mortgage loan (PML) fees. Other income increased $3.3 million in 2003 over 2002, or 15.6 percent, primarily due to higher PML fees of $1.0 million and $1.2 million of fees received from the sale of certain merchant credit card business. Participation mortgage loan fees are earned upon completion and repayment for certain real estate construction projects. In these cases, City National Bank advances funds and receives a share of the profits in return for this funding.

The gain (loss) on the sale or writedown of loans and assets was not significant in 2004 or 2003. In 2002, $5.1 million in losses related to the sale or writedown of loans classified as available-for-sale and $3.5 million in gains related to the sale of other assets.

Losses on the sale or writedown of securities available-for-sale totaled $5.8 million for 2004 primarily due to an $8.2 million writedown for “other-than-temporary impairment” on certain perpetual fixed-rate preferred securities in the fourth quarter. Gains on the sale of available-for-sale securities totaled $3.1 million in 2003 and $3.0 million in 2002.

Noninterest Expense

Noninterest expense was $395.4 million in 2004, an increase of $31.2 million, or 8.6 percent, from 2003. In 2003, it increased $32.6 million, or 9.8 percent, from 2002. Noninterest expense in 2004 grew primarily because of increases in staff, incentive compensation, the issuance of restricted stock awards to colleagues in 2004, relocation of colleagues to City National Plaza and expenses related to regulatory compliance requirements. In 2003, noninterest expense rose as a result of the acquisition of CCM, the issuance of restricted stock awards to colleagues in 2003 as well as the Company’s expansion, primarily into New York and new California regional centers in Walnut Creek and Palo Alto. A breakdown of noninterest expense by category is reflected below.

Analysis of Changes in Noninterest Expense

		Increase			Increase
		(Decrease)			(Decrease)
Dollars in millions	2004	Amount	%	2003	Amount	%	2002
Salaries and employee benefits	$239.6	$22.1	10.2	$217.5	$21.8	11.1	$195.7
All Other:
Net occupancy of premises	33.1	1.7	5.4	31.4	3.8	13.8	27.6
Professional	31.8	4.6	16.9	27.2	2.6	10.6	24.6
Information services	18.8	0.8	4.4	18.0	(0.2)	(1.1)	18.2
Marketing and advertising	15.5	2.3	17.4	13.2	0.1	0.8	13.1
Depreciation	13.6	0.8	6.2	12.8	(0.4)	(3.0)	13.2
Office services	10.3	0.3	3.0	10.0	0.2	2.0	9.8
Amortization of intangibles	7.1	(2.1)	(22.8)	9.2	1.7	22.7	7.5
Equipment	2.5	0.1	4.2	2.4	(0.1)	(4.0)	2.5
Other operating	23.1	0.6	2.7	22.5	3.1	16.0	19.4
Total all other	155.8	9.1	6.2	146.7	10.8	7.9	135.9
Total	$395.4	$31.2	8.6	$364.2	$32.6	9.8	$331.6

Salaries and employee benefits expense increased 10.2 percent in 2004 compared with an 11.1 percent increase in 2003. On a full-time equivalent basis, staff levels have increased to 2,397 at December 31, 2004 from 2,348 at December 31, 2003 and 2,250 at December 31, 2002. As described in “Note 1 of Notes to Consolidated Financial Statements” and “Critical Accounting Policies”, the Company applies APB Opinion No. 25 in accounting for its stock options plans and, accordingly, no compensation cost for its stock options was recognized in the financial statements prior to 2003. However, in both 2003 and 2004, the Company’s stock-based compensation performance awards included restricted stock grants. The Company recorded $3,445,007 in expense for restricted stock awards in 2004 compared to $905,170 in 2003.

The remaining expense categories increased $9.1 million, or 6.2 percent, between 2003 and 2004. Increases resulted from the Company’s growth and expenses related to regulatory compliance requirements. The remaining expense categories increased $10.8 million, or 7.9 percent, between 2002 and

2003 as a result of the Company’s growth, including expenses related to the acquisition of CCM, and to a lesser extent, the opening of the banking office in New York City.

Income Taxes

The effective tax rate for 2004 was 37.4 percent, compared with 36.6 percent for 2003 and 30.1 percent for 2002. The higher effective tax rate for 2004 is primarily due to the effect of relatively stable permanent adjustments as compared with an increase in pretax income. The higher rate for 2003 compared to 2002 also reflects changes in the mix of tax rates applicable to income before tax as well as the absence of certain tax benefits related to its two REITs recognized in 2002. In the fourth quarter of 2003, the Company reversed the net state tax benefits related to its REITs recorded in the first three quarters of the year and reflected no such benefits in the fourth quarter of 2003 or in 2004, in accordance with accounting principles generally accepted in the United States of America.

On December 31, 2003, the California Franchise Tax Board (FTB) announced that it had taken the position that certain REIT and regulated investment company (“RIC”) tax deductions would be disallowed consistent with notices issued by the State of California that stipulate that the REIT and RIC are listed transactions under California tax-shelter legislation. The Company had created its two REITs (one of which was formed as a RIC in 2000) to raise capital for the Bank. While management believes that the tax benefits related to the two REITs realized in prior years were appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative, Option 2, which required payment of all California taxes and interest on the disputed 2000 through 2002 tax benefits while permitting the Company to claim a refund for these years and avoid certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position, in addition to the risk of not being successful in its refund claims for taxes and interest. The Company and its advisors continue to believe that the Company’s position has merit and the Company will aggressively pursue its claims and defend its use of these entities and transactions. The Company continues to reflect a $36.4 million net state tax receivable, after giving effect to reserves for loss contingencies on the refund claims, or $23.7 million after the effect of Federal tax benefits.

The effective rates during all periods differed from the applicable statutory federal tax rate due to various factors, including state taxes, tax benefits from investments in affordable housing partnerships and tax-exempt income, including interest on bank-owned life insurance.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk results from the variability of future cash flows and earnings due to changes in the financial markets. These changes may also impact the fair values of loans, securities and borrowings. The values of financial instruments may change because of interest rate changes, foreign currency exchange rate changes or other market changes. The Company’s asset/liability management process entails the evaluation, measurement and management of interest rate risk, market risk and liquidity risk. The principal objective of asset/liability management is to optimize net interest income subject to margin volatility and liquidity constraints over the long term. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company’s liabilities. The Board of Directors approves asset/liability policies and sets limits within which the risks must be managed. The Asset/Liability Management Committee (“ALCO”), which is comprised of senior management and key risk management individuals, sets risk management guidelines within the broader limits approved by the Board, monitors the risks and periodically reports results to the Board.

Liquidity Risk

Liquidity risk results from the mismatching of asset and liability cash flows. Funds for this purpose can be obtained in cash markets, by borrowing, or by selling assets. The objective of liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Company’s operations and meet obligations and other commitments on a timely and cost effective basis. The Company achieves this objective through the selection of asset and liability maturity mixes that it believes best meet its needs. The Company’s liquidity position is enhanced by its ability to raise additional funds as needed in the money markets.

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 87 percent and 84 percent of funding for average total assets in 2004 and 2003, respectively.

A significant portion of remaining funding of average total assets is provided by short-term federal fund purchases and, to a lesser extent, sales of securities under repurchase agreements. These funding sources, on average, totaled $119.3 million and $147.9 million in 2004 and 2003, respectively. Additionally, the Company reduced its funding from other borrowings to $571.8 million on average in 2004 from $645.6 million in 2003 by paying off Federal Home Loan Bank advances.

Liquidity is also provided by assets such as federal funds sold and trading account securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $496.5 million during 2004 compared with $418.7 million in 2003. Liquidity is also provided by the portfolio of securities available-for-sale, which totaled $4,114.3 million and $3,365.7 million at December 31, 2004 and 2003, respectively. The unpledged portion of securities available-for-sale at December 31, 2004 totaled $3,733.7 million and could be sold or made available as collateral for borrowing. Maturing loans provide additional liquidity, and $2,700.9 million, or 31.8 percent, of the Company’s loans are scheduled to mature in 2005.

Interest-Rate Risk

Interest rate risk is inherent in financial services. Interest rate risk results from assets and liabilities maturing or repricing at different times; assets and liabilities repricing at the same time but at different amounts or from short-term and long-term interest rates changing by different amounts (changes in the yield curve).

The Company has established two primary measurement processes to quantify and manage exposure to interest rate risk: net interest income simulation modeling and present value of equity analysis. Net interest income simulations are used to identify the direction and severity of interest rate risk exposure across a 12 and 24 month forecast horizon. Present value of equity calculations are used to estimate the price sensitivity of shareholders’ equity to changes in interest rates. The Company also uses gap analysis to provide insight into structural mismatches of asset and liability cash flows.

Net Interest Income Simulation:   The Company is asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by rate-stable core deposits. As a result, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses a simulation model to estimate the severity of this risk and to develop mitigation strategies. The magnitude of the change is determined from historical volatility analysis. The assumptions used in the model are updated periodically and reviewed and approved by the Asset/Liability Management Committee (“ALCO”). In addition, the Board of Directors has adopted limits within which interest rate exposure must be contained. Within these broader limits, ALCO sets management guidelines to further contain interest rate risk exposure.

During 2004 the Company maintained an asset-sensitive interest rate position. Based on the balance sheet at December 31, 2004, the simulation model indicates that net interest income would not be adversely impacted by a 100 basis point rise in interest rates. Assuming a static balance sheet, a gradual 100-basis-point decline in interest rates over a 12-month horizon would cause net interest income to decline approximately 2.4 percent. This is comparable to the 3.2 percent decline projected at December 31, 2003. (Note: Where a 100-basis-point decline would cause some rates to be negative in the 2003 simulation, we assumed that rates would fall only to zero). A gradual 100-basis-point increase in interest rates over the next 12 months would result in a projected increase in net interest income of approximately 1.6 percent compared to 2.5 percent projected a year earlier. The Company’s interest-rate-risk exposure remains within Board of Directors’ ALCO guidelines.

Market Value of Portfolio Equity:   The market value of portfolio equity (“MVPE”) model is used to evaluate the vulnerability of the market value of shareholders’ equity to changes in interest rates. The MVPE model calculates the expected cash flow of all of the Company’s assets and liabilities under sharply higher and lower interest rate scenarios. The present value of these cash flows is calculated by discounting them using the interest rates for that scenario. The difference between the present value of assets and the present value of liabilities in each scenario is the MVPE. The assumptions about the timing of cash flows, level of interest rates and shape of the yield curve are the same as those used in the net interest income simulation. They are updated periodically and are reviewed by ALCO at least annually.

The MVPE model indicates that MVPE is somewhat vulnerable to a sudden and substantial increase in interest rates. As of December 31, 2004, a 200 basis point increase in interest rates results in a 6.4 percent decline in MVPE. This compares to a 7.0 percent decline a year earlier. The lower sensitivity is due to strategic changes in the investment portfolio to limit extension risk. A 200 basis point decrease in rates would improve MVPE 3.4 percent. A year earlier, the MVPE would improve only slightly as rates decreased due to their very low starting level.

Gap Analysis:   The gap analysis is based on the contractual cash flows of all asset and liability balances on the Company’s books. The contractual life of these balances may differ substantially from their expected lives however. For example, checking accounts are subject to immediate withdrawal. Experience suggests that these accounts will have an average life of several years. Also, certain loans (such as first mortgages) are subject to prepayment. The gap analysis reflects the contractual cash flows adjusted for anticipated client behavior. It may be used to identify periods in which there is a substantial mismatch between asset and liability cash flows. These mismatches can be moderated by investments or interest rate derivatives. Gap analysis is used to support both interest rate risk and liquidity risk management.

The following table presents in tabular form information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related average interest rates by expected maturity or repricing date, whichever is sooner, and fair values as of December 31, 2004 and December 31, 2003. Expected repricing or maturities of assets are contractual. Interest-bearing demand and savings deposits are included in the earliest maturity category, although withdrawal of these balances is not contractually required and may not actually occur during that period. Average interest rates on variable rate instruments are based upon the Company’s interest rate forecast. Actual repricing or maturities of interest-sensitive assets and liabilities could vary substantially from expectations if different assumptions are used or if actual experience differs from the assumptions used.

Interest-Sensitive Financial Instrument Maturities
December 31, 2004

Dollars in millions	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Interest-sensitive assets:
Available-for-sale securities	$801.1	$618.3	$666.3	$562.1	$385.3	$1,081.2	$4,114.3	$4,114.3
Average interest rate	4.04%	4.13%	4.02%	4.27%	4.33%	4.36%	4.19%
Loans
Commercial	1,971.4	503.8	287.8	102.5	68.1	224.8	3,158.4	3,135.8
Average interest rate	5.69%	3.51%	3.96%	4.67%	5.01%	4.69%	5.07%
Residential mortgages	371.8	187.7	190.6	177.1	179.2	1,142.3	2,248.7	2,228.8
Average interest rate	5.20%	4.96%	4.85%	4.70%	4.74%	5.38%	5.17%
Commercial real estate mortgages	878.7	72.2	88.4	109.7	95.8	648.0	1,892.8	1,886.0
Average interest rate	5.84%	6.32%	7.01%	6.35%	6.68%	6.47%	6.20%
Real estate construction	767.4	43.8	32.3	0.7	0.8	2.4	847.4	846.4
Average interest rate	5.52%	4.65%	5.01%	7.55%	7.55%	7.20%	5.46%
Equity lines of credit	255.2	—	—	—	—	—	255.2	255.2
Average interest rate	5.58%	—	—	—	—	—	5.58%
Installment	14.1	7.8	6.3	5.9	4.2	53.4	91.7	80.6
Average interest rate	10.08%	6.33%	6.09%	5.92%	6.18%	5.86%	6.65%
Total loans	4,258.6	815.3	605.4	395.9	348.1	2,070.9	8,494.2	8,432.8
Total interest-sensitive assets	$5,059.7	$1,433.6	$1,271.7	$958.0	$733.4	$3,152.1	$12,608.5	$12,547.1
Interest-sensitive liabilities:
Deposits
Interest checking	$889.5	$—	$—	$—	$—	$—	$889.5	$889.5
Average interest rate	0.22%						0.22%
Savings	196.4	—	—	—	—	—	196.4	196.4
Average interest rate	0.24%						0.24%
Money market	3,760.1	—	—	—	—	—	3,760.1	3,760.1
Average interest rate	0.66%						0.66%
Time	1,035.7	33.4	30.6	6.8	7.1	0.9	1,114.5	1,110.5
Average interest rate	1.64%	2.43%	4.01%	3.00%	3.69%	3.85%	1.75%
Total deposits	5,881.7	33.4	30.6	6.8	7.1	0.9	5,960.5	5,956.5
Total borrowings	724.1	—	—	—	—	—	724.1	722.4
Average interest rate	2.17%						2.17%
Total interest-sensitive liabilities	$6,605.8	$33.4	$30.6	$6.8	$7.1	$0.9	$6,684.6	$6,678.9

Interest-Sensitive Financial Instrument Maturities
December 31, 2003

Dollars in millions	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Interest-sensitive assets:
Available-for-sale securities	$609.0	$587.4	$686.1	$517.0	$199.0	$767.2	$3,365.7	$3,365.7
Average interest rate	4.75%	4.66%	4.53%	4.31%	4.71%	5.06%	4.68%
Loans
Commercial	2,485.8	288.2	142.9	53.4	49.1	203.0	3,222.4	3,115.4
Average interest rate	4.44%	4.19%	4.69%	5.58%	5.25%	4.58%	4.47%
Residential mortgages	302.9	139.6	124.2	149.4	178.4	1,043.5	1,938.0	1,923.3
Average interest rate	5.30%	5.19%	5.12%	5.01%	4.77%	5.53%	5.33%
Commercial real estate mortgages	1,181.7	57.9	47.6	78.9	96.9	539.2	2,002.2	2,002.3
Average interest rate	5.07%	7.00%	7.34%	7.46%	6.63%	7.15%	5.90%
Real estate construction	634.0	1.5	0.8	0.6	0.7	—	637.6	625.1
Average interest rate	4.20%	11.42%	9.79%	7.55%	7.55%	7.36%	4.25%
Equity lines of credit
Average interest rate
Installment	13.7	7.5	6.4	4.5	4.2	46.2	82.5	73.1
Average interest rate	10.69%	7.08%	6.59%	6.42%	6.09%	6.08%	7.10%
Total loans	4,618.1	494.7	321.9	286.8	329.3	1,831.9	7,882.7	7,739.2
Total interest-sensitive assets	$5,227.1	$1,082.1	$1,008.0	$803.8	$528.3	$2,599.1	$11,248.4	$11,104.9
Interest-sensitive liabilities:
Deposits
Interest checking	$840.7	$—	$—	$—	$—	$—	$840.7	$840.7
Average interest rate	0.25%						0.25%
Savings	208.7	—	—	—	—	—	208.7	208.7
Average interest rate	0.23%						0.23%
Money market	3,261.0	—	—	—	—	—	3,261.0	3,261.0
Average interest rate	0.57%						0.57%
Time	1,032.5	61.9	9.5	26.9	8.9	0.3	1,140.0	1,142.6
Average interest rate	0.92%	3.59%	3.08%	4.27%	3.07%	4.42%	1.18%
Total deposits	5,342.9	61.9	9.5	26.9	8.9	0.3	5,450.4	5,453.0
Total borrowings	703.1	—	—	—	—	—	703.1	729.7
Average interest rate	1.22%						1.22%
Total interest-sensitive liabilities	$6,046.0	$61.9	$9.5	$26.9	$8.9	$0.3	$6,153.5	$6,182.7

Interest rate swaps are used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest rate swap accruals (the difference between the fixed and floating rates paid or received) are included in net interest income in the reporting periods in which they are earned.

Interest-rate swap transactions involve dealing with counterparties and the risk that they may not meet their contractual obligations. Counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts subject to credit and market risk are much smaller. At December 31, 2004, the Company’s interest-rate swaps were entered into as a hedge of the variability in interest cash flows generated from LIBOR based loans due to fluctuations in the LIBOR index or to convert fixed-rate deposits and borrowings into floating rate liabilities.  In accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities” as amended, all derivatives are recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

As of December 31, 2004, the Company had $1,265.9 million notional amount of interest rate swaps, of which $540.9 million were fair value hedges and $725.0 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $26.4 million. The negative mark-to-market on the cash flow hedges of variable-rate loans resulted in the recognition of other assets and a comprehensive loss of $2.0 million, before taxes of $0.8 million.

Amounts to be paid or received on the cash-flow-hedge interest-rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $8.2 million that were reclassified into net interest income during 2004. Comprehensive income expected to be reclassified into net interest income within the next 12 months is $0.5 million.

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

The Company has not entered into transactions involving any other interest rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts. The Company could consider using such financial instruments in the future if they offered a significant financial advantage over interest-rate swaps.

The table below shows the notional amounts of the Company’s interest-rate swap maturities and average rates at December 31, 2004 and December 31, 2003. Average interest rates on variable-rate instruments are based upon the Company’s interest-rate forecast.

Interest Rate Swap Maturities and Average Rates
December 31, 2004

Dollars in millions	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Notional Amount	$235.0	$340.0	$200.0	$115.9	$—	$375.0	$1,265.9	$24.4	(1)
Weighted Average rate received	3.76%	2.83%	3.39%	6.63%	—%	4.85%	4.04%
Weighted Average rate paid	2.40%	2.39%	2.39%	1.86%	—%	2.33%	2.32%

Interest Rate Swap Maturities and Average Rates
December 31, 2003

Dollars in millions	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Notional Amount	$310.0	$235.0	$65.0	$—	$115.9	$375.0	$1,100.9	$42.1	(1)
Weighted Average rate received	2.74%	3.76%	3.09%	—%	6.63%	4.85%	4.11%
Weighted Average rate paid	1.13%	1.13%	1.13%	—%	1.11%	1.18%	1.14%

(1)          Estimated net gain to settle derivative contracts.

Market Risk-Foreign Currency Exchange

The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients’ transaction and economic exposures arising out of commercial transactions. The Company’s policies also permit proprietary currency positioning within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At December 31, 2004, the Company’s outstanding foreign exchange contracts for both those purchased as well as sold totaled $63.6 million. All foreign exchange contracts outstanding at December 31, 2004 had remaining maturities of 12 months or less and the mark-to-market included in other assets totaled $0.2 million.

BALANCE SHEET ANALYSIS

Securities

At December 31, 2004, the securities available-for-sale portfolio had a net unrealized loss of $0.3 million, comprised of $27.1 million of unrealized gains and $27.4 million of unrealized losses. At December 31, 2003, the securities available-for-sale portfolio had a net unrealized gain of $15.0 million, comprised of $39.2 million of unrealized gains and $24.2 million of unrealized losses. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a valuation allowance that is a component of other comprehensive income.

Comparative period end security portfolio balances are presented below:

Securities Available-for-Sale

	December 31, 2004		December 31, 2003
Dollars in thousands	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$797,539	$793,195	$345,725	$348,468
Mortgage-backed	2,837,146	2,825,590	2,561,977	2,561,997
State and Municipal	292,244	302,073	255,354	268,041
Total debt securities	3,926,929	3,920,858	3,163,056	3,178,506
Marketable equity securities	187,691	193,440	187,576	187,148
Total securities	$4,114,620	$4,114,298	$3,350,632	$3,365,654

At December 31, 2004, the fair value of securities available-for-sale totaled $4,114.3 million, an increase of $748.6 million, or 22.2 percent from December 31, 2003. The increase was due to deposit growth exceeding increased loan demand. The average duration of total available-for-sale securities at December 31, 2004 was 3.0 years compared with 3.4 years at December 31, 2003.

The following table provides the expected remaining maturities and yields (fully taxable-equivalent basis) of debt securities included in the securities portfolio at December 31, 2004. The principal balances for mortgage-backed securities were allocated according to final maturities. Final maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Maturity of Available-for-Sale Debt Securities

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agency	$82,560	2.18	$702,292	3.13	$8,343	3.31	$—	—	$793,195	3.03
Mortgage-backed	225,319	4.19	11,426	4.10	355,856	4.12	2,232,989	4.43	2,825,590	4.37
State and Municipal	9,233	7.00	108,273	6.72	118,726	5.89	65,841	6.20	302,073	6.29
Total debt securities	$317,112	3.75	$821,991	3.62	$482,925	4.54	$2,298,830	4.48	$3,920,858	4.25
Amortized cost	$318,277		$820,652		$479,912		$2,308,088		$3,926,929

Dividend income included in interest income on securities available-for-sale in the consolidated statement of income and comprehensive income in each of the years 2004 and 2003 was $7.9 million.

Loan Portfolio

Total loans were $8,494.2 million, $7,882.7 million, and $7,999.5 million at December 31, 2004, 2003, and 2002, respectively. Total loans increased $611.5 million during 2004 due to improving loan demand near year end. Residential mortgage loans grew $310.8 million, construction loans increased $209.8 million and commercial real estate mortgages grew $79.3 million. Commercial loans decreased $64.1 million, reflecting, in part, the Company’s discontinued servicing of the dairy industry which resulted in a decline of $143.8 million in loans.

Total loans decreased $116.7 million during 2003 due to modest commercial loan demand. Residential mortgage loans grew $199.1 million and real estate mortgages grew $47.6 million. Commercial loans decreased $386.6 million and construction loans decreased $3.3 million.

The following table shows the Company’s consolidated loans by type of loan and their percentage distribution:

Loan Portfolio

	December 31,
Dollars in thousands	2004	2003	2002	2001	2000
Commercial	$3,158,369	$3,222,444	$3,609,053	$3,247,320	$3,248,253
Residential mortgages	2,248,742	1,937,979	1,738,909	1,587,303	1,273,711
Commercial real estate mortgages	1,892,823	1,813,519	1,765,894	1,568,224	1,411,236
Real estate construction	847,364	637,595	640,861	586,066	452,301
Equity lines of credit	255,194	188,710	168,515	99,890	68,626
Installment loans	91,695	82,495	76,238	70,403	73,018
Total loans	$8,494,187	$7,882,742	$7,999,470	$7,159,206	$6,527,145
Commercial	37.2%	40.9%	45.1%	45.4%	49.8%
Residential mortgages	26.5	24.6	21.7	22.2	19.5
Commercial real estate mortgages	22.3	23.0	22.1	21.9	21.6
Real estate construction	10.0	8.1	8.0	8.2	6.9
Equity lines of credit	3.0	2.4	2.1	1.4	1.1
Installment loans	1.0	1.0	1.0	1.0	1.1
Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

The Company’s loan portfolio consists primarily of loans for business and real estate purposes. Loans are generally made on the basis of a cash-flow repayment source as the first priority with collateral generally being a secondary source for loan qualification. Although the legal lending limit for any one borrowing relationship was $228.8 million at December 31, 2004, the Bank has established “house limits” for individual borrowings. These limits vary by risk rating. At December 31, 2004, there were 42 relationships with commitments greater than $30.0 million. Of the 42 relationships, 15 had outstanding balances greater than $30.0 million, of which the largest was a $88.5 million relationship with an investment-grade borrower who is involved in the aircraft leasing business.

At December 31, 2004, the Company’s loan portfolio included approximately $993.7 million in credits to borrowers in Northern California.

Commercial

Commercial loans were $3,158.4 million at December 31, 2004, representing 37.2 percent of the loan portfolio compared with $3,222.4 million, or 40.9 percent of the loan portfolio, at December 31, 2003. The average outstanding individual note balance in the commercial loan portfolio at December 31, 2004 was $429,000. See also “Results of Operations—Net Interest Income.”

Following is a breakdown of commercial loans to businesses engaged in the industries listed.

Commercial Loans By Industry

	December 31,
Dollars in thousands	2004	%	2003	%
Services (1)	$674,113	21.3	$640,554	19.9
Entertainment	607,251	19.2	571,072	17.7
Wholesale Trade	232,304	7.4	269,345	8.4
Manufacturing	276,438	8.8	328,258	10.2
Public Finance	190,613	6.0	190,940	5.9
Real Estate and Construction	514,388	16.3	461,865	14.3
Finance and Insurance	208,556	6.6	147,809	4.6
Retail Trade	207,575	6.6	178,561	5.5
Dairy (2)	7,865	0.2	151,684	4.7
Aircraft Lessors (3)	88,481	2.8	108,223	3.4
Other	150,785	4.8	174,133	5.4
Total	$3,158,369	100.0	$3,222,444	100.0
Nonaccrual loans	$30,334		$37,418
Percentage of total loans	0.96%		1.16%

(1)          Legal, membership organizations, engineering and management services, etc.

(2)          The Company discontinued servicing this industry and will no longer report these balance separately going forward.

(3)          Loans in this category consist of five “single-asset” borrowers, all related to one company. These loans are partially or fully supported by either payment guarantees or asset-value support and remarketing agreements from an investment-grade company. This investment-grade company also has a $20.5 million unsecured loan included in this category. As of December 31, 2004, all of the loans are current. Not included in this category are loans to other companies serving the airline industry or loans to individuals or companies to purchase non-commercial aircraft where repayment is primarily predicated on the strength of the borrower and/or guarantor.

Residential Mortgage

Residential mortgage loans which comprised 26.5 percent of total loans at December 31, 2004 and are made primarily to existing clients, continued a 10-year growth trend, increasing $310.8 million, or 16.0 percent, to $2,248.7 million at December 31, 2004. At December 31, 2004, 99.6 percent of the portfolio was originated internally, and the balance was purchased from third parties. The residential first mortgage loans originated internally have a weighted average loan-to-value ratio of 56.0 percent at origination. There were essentially no residential mortgage loans on nonaccrual status as of December 31, 2004. The average outstanding individual note balance at December 31, 2004 was approximately $701,000.

Commercial Real Estate Mortgage

Commercial real estate mortgages, representing 22.3 percent of the loan portfolio, was comprised of 90.8 percent commercial and 9.2 percent residential (1-4 family including undeveloped land and multi-family condominium/apartment loans) loans. The average outstanding individual note balance at December 31, 2004 was approximately $1,286,000. A breakdown of real estate mortgage loans by collateral type follows:

Commercial Real Estate Mortgage Loans by Collateral Type

	December 31,
Dollars in thousands	2004	%	2003	%
Industrial	$860,033	45.4	$742,426	40.9
Office buildings	360,556	19.0	278,318	15.3
Shopping centers	107,141	5.7	143,066	7.9
1-4 family (includes undeveloped land)	78,899	4.2	101,262	5.6
Condominiums/apartments	95,010	5.0	51,729	2.9
Land, nonresidential	34,270	1.8	24,464	1.3
Churches/religious	23,180	1.2	26,818	1.5
Other	333,734	17.7	445,436	24.6
Total	$1,892,823	100.0	$1,813,519	100.0
Nonaccrual loans	$2,255		$2,527
Percentage of outstandings	0.12%		0.14%

Construction

The real estate construction portfolio, representing 10 percent of the loan portfolio, consisted of 49.2 percent commercial and 50.8 percent residential loans. Such loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer’s equity in the project, and the underlying financial strength of the borrower. The Company’s policy is to monitor each loan with respect to incurred costs, sales price, and sales cycle. The average outstanding individual note balance at December 31, 2004 was approximately $3,473,000. Following is a breakdown of real estate construction loans by collateral type:

Real Estate Construction Loans by Collateral Type

	December 31,
Dollars in thousands	2004	%	2003	%
Industrial	$138,866	16.4	$96,969	15.2
1-4 family (includes undeveloped land)	182,723	21.6	183,484	28.8
Office buildings	129,465	15.3	128,872	20.2
Shopping centers	61,969	7.3	82,112	12.9
Condominiums/apartments	247,485	29.2	80,216	12.6
Other	86,856	10.2	65,942	10.3
Total	$847,364	100.0	$637,595	100.0
Nonaccrual loans	$790		$916
Percentage of outstandings	0.09%		0.14%

Equity Lines of Credit

Equity lines of credit which comprised 3.0 percent of total loans at December 31, 2004 are made primarily to existing clients. At December 31, 2004, there were $380,000, or 0.1 percent of outstandings, in nonaccrual equity lines of credit. The average outstanding individual note balance at December 31, 2004 was approximately $157,000.

Installment

Installment loans consist primarily of loans to individuals for personal purchases. There were $785,000 in nonaccrual installment loans, or 0.9 percent of outstandings at December 31, 2004. The average outstanding individual note balance at December 31, 2004 was approximately $40,000.

The Company’s lending activities are predominantly in California and, to a lesser extent, New York although it has some loans to domestic clients who are engaged in international trade or film productions. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay Area and New York.

Inherent in any loan portfolio are risks associated with certain types of loans. The Company assesses and manages credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies, and internal monitoring. As part of the control process, an independent credit risk review department regularly examines the Company’s loan portfolio and other credit related products, including unused commitments and letters of credit. In addition to this internal credit process, the Company’s loan portfolio is subject to examination by external regulators in the normal course of business. Credit quality is influenced by underlying trends in the economic and business cycle. The Company also seeks to manage and control its risk through diversification of the portfolio by type of loan, industry concentration, and type of borrower as well as specific maximum loan-to-value (LTV) limitations at origination as to various categories of real estate related loans other than residential first mortgage loans. These ratios are as follows:

Maximum LTV Ratios

Category of Real Estate Collateral	Maximum LTV Ratio
1-4 family (includes undeveloped land)	80%
Condominiums/apartments	80
Equity lines of credit	80
Industrial	80
Shopping centers	80
Churches/religious	75
Office building	75
Other improved property	70
Acquisition and development	60
Land, nonresidential	50

The Company’s loan policy provides that any term loan on income-producing properties must have a minimum debt service coverage at origination of at least 1.20 to 1 for non-owner occupied property and at least 1.05 to 1 for owner occupied property. Any exception to these guidelines requires approval at higher levels of authority based on the type of exception. Exceptions are reviewed by the Credit Policy Committee of the Bank.

One of the significant risks associated with real estate lending involves environmental hazards on or in property affiliated with the loan. The Company mitigates such risks through an evaluation performed by the Bank’s Environmental Risk Management Unit for all loans secured by real estate. A Phase I environmental report may be required if the evaluation determines it appropriate. Other reasons would include the industrial use of environmentally sensitive substances or the proximity to other known environmental problems. A Phase II report is required in certain cases, depending on the outcome of the Phase I report.

At December 31, 2004, 80.1 percent of outstanding commercial loans and 52.7 percent of real estate loans, including residential mortgages, were floating interest rate loans, including hybrids (which convert from fixed to floating rates). There were no floating rate installment loans as of December 31, 2004. Floating rate loans comprised 62.3 percent of the total loan portfolio at December 31, 2004 compared to 63.0 percent at December 31, 2003. Of the total loans at December 31, 2004, 31.8 percent was due in one year or less, 15.0 percent was due in one to five years, and 53.2 percent was due after five years.

The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities.

Loan Maturities

	December 31, 2004
Dollars in thousands	Commercial	Residential Mortgages	Commercial Real Estate Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Total
Aggregate maturies of loan balances due:
In one year or less
Interest rate—floating	$1,768,036	$—	$277,185	$553,491	$997	$—	$2,599,709
Interest rate—fixed	82,675	2,358	4,693	5,545	—	5,935	101,206
After one year but within five years
Interest rate—floating	550,714	6	175,021	264,290	14,097	—	1,004,128
Interest rate—fixed	183,865	49,690	19,043	3,792	—	12,354	268,744
After five years
Interest rate—floating	211,896	693,263	529,337	14,513	240,100	—	1,689,109
Interest rate—fixed	361,183	1,503,425	887,544	5,733	—	73,406	2,831,291
Total loans	$3,158,369	$2,248,742	$1,892,823	$847,364	$255,194	$91,695	$8,494,187

Asset Quality

Allowance for Loan Losses and Reserve for Off-Balance Sheet Credit Commitments

A consequence of lending activities is that losses may be experienced. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, rising interest rates, and the financial performance of borrowers. The allowance for loan losses and the reserve for off-balance sheet credit commitments which provide for the risk of losses inherent in the credit extension process, are increased by the provision for credit losses charged to operating expense and allowances acquired through acquisitions. The allowance for loan losses is decreased by the amount of charge-offs, net of recoveries. There is no exact method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

The Company has an internal risk analysis and review staff that issues reports to the Audit Committee of the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem, potential problem loans and loans to be charged off, an assessment of the overall quality and collectibility of the portfolio, consideration of the credit loss experience, trends in problem loans and concentration of credit risk, as well as current economic conditions, particularly in California. Management then evaluates the allowance, determines its desired level, determines appropriate provisions, and reviews the results with the Audit Committee which approves management’s recommendation.

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan and commitment portfolios, management’s assumptions about specific borrowers and the impact on the portfolio of applicable economic and environmental conditions, among other factors. The Company’s methodology for determining the allowance for loan losses establishes both a specific and a general component. The specific component of the allowance for commercial and real estate loans is based principally on current loan grades and historical loan loss experience adjusted to reflect current conditions, as well as analyses of other factors that may have affected the collectibilty of loans in the portfolio. The specific component of the allowance for residential mortgage, equity lines of credit and installment loans is based principally on loan payment status and historical loss rates adjusted to reflect current conditions. The general component of the allowance for loan losses represents the results of analyses that estimate probable losses inherent in the total portfolio that are not fully captured in the specific allowance analyses. These analyses include industry concentrations, current economic factors, trends in the portfolio and the estimated impact of current economic conditions on certain historical loss rates used. In assessing the estimated impact of current economic conditions on certain historical loss rates, management continuously monitors trends in loan portfolio qualitative factors, including loan growth, past due loans, criticized loans and nonperforming loans. Based on known information available to it at the date of this report, management believes that the Company’s allowance for loan losses and reserve for off-balance sheet credit commitments were adequate to cover credit losses inherent in the loan portfolio at December 31, 2004. Examinations of the loan portfolio are also conducted periodically by the Company’s regulators.

Based on expected loan growth, the levels of nonperforming loans and net charge-offs, it is anticipated that the allowance for loan losses and reserve for off-balance sheet credit commitments will require additional provisions for credit losses in 2005, but not necessarily equal to the amount of net charge-offs. Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for loan losses. Additionally, subsequent evaluation of the loan and commitment portfolios by the Company and its regulators, in light of factors then prevailing, may warrant an adjustment to the amount of the projected provision. See “Provision for Credit Losses.”

As of September 30, 2004, the Company reclassified the reserve for off-balance sheet credit commitments from the allowance for loan losses to other liabilities. Amounts presented prior to September 30, 2004 have been restated to conform with the current reporting period.

The following table summarizes the activity in the allowance for loan losses and the reserve for off-balance sheet credit commitments for the five years ended December 31, 2004:

Allowance for loan losses

	Year ended December 31,
Dollars in thousands	2004	2003	2002	2001	2000
Loans outstanding	$8,494,187	$7,882,742	$7,999,470	$7,159,206	$6,527,145
Average amount of loans outstanding	$8,118,476	$7,729,150	$7,822,653	$6,713,315	$6,236,334
Balance of allowance for credit losses, beginning of year	$156,015	$156,598	$134,577	$127,849	$124,484
Loans charged off:
Commercial	(24,265)	(38,314)	(61,461)	(41,444)	(40,460)
Residential mortgages	(3)	—	—	(171)	(77)
Commercial real estate mortgages	(3,920)	0	(2,245)	(44)	(905)
Real estate construction	—	(1,524)	—	(798)	—
Equity lines of credit	—	—	(167)	(49)	—
Installment	(337)	(184)	(142)	(73)	(134)
Total loans charged off	(28,525)	(40,022)	(64,015)	(42,579)	(41,576)
Recoveries of loans previously charged off:
Commercial	21,628	11,544	9,169	12,659	7,977
Residential mortgages	14	13	29	255	1,112
Commercial real estate mortgages	1,046	440	542	2,011	1,959
Real estate construction	100	411	—	—	—
Equity lines of credit	3	42	99	27	410
Installment	67	56	29	54	49
Total recoveries	22,858	12,506	9,868	15,006	11,507
Net loans charged off	(5,667)	(27,516)	(54,147)	(27,573)	(30,069)
Additions to allowance charged to operating expense	(1,780)	26,933	67,381	34,301	23,507
Acquisitions	—	—	8,787	—	9,927
Balance, end of year	$148,568	$156,015	$156,598	$134,577	$127,849
Ratio of net charge-offs to average loans	(0.07)%	(0.36)%	(0.69)%	(0.41)%	(0.48)%
Reserve for off-balance sheet credit commitments
Balance, beginning of year	$9,971	$7,904	$8,285	$7,586	$9,593
Provision for credit losses	1,780	2,067	(381)	699	(2,007)
Balance, end of year	$11,751	$9,971	$7,904	$8,285	$7,586

Net loan charge-offs were $5.7 million, or 0.07 percent, of average loans during 2004 reflecting improved credit quality and higher recoveries. Net charge-offs for 2003 and 2002 were $27.5 million, or 0.36 percent of average loans, and $54.1 million, or 0.69 percent of average loans, respectively.

The allowance for loan losses as a percentage of total loans was 1.75 percent, 1.98 percent, and 1.96 percent at December 31, 2004, 2003, and 2002, respectively. The allowance for loan losses as a percentage of non-performing loans was 428.9 percent, 369.1 percent, and 217.4 percent at December 31, 2004, 2003, and 2002, respectively. See “Nonaccrual, Past Due, and Restructured Loans.”

Based on an evaluation of individual credits, previous loan loss experience, management’s evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan losses as shown for the past five years in the table below.

Allocation of Allowance for Loan Losses

	Allowance amount					Percent of loans to total loans
Dollars in thousands	2004	2003	2002	2001	2000	2004	2003	2002	2001	2000
Commercial	$79,093	$96,893	$109,486	$88,621	$87,478	37%	41%	45%	46%	50%
Residential mortgages	7,967	5,236	5,905	10,570	9,088	27	25	22	22	20
Commercial real estate mortgages	39,549	36,580	27,769	24,532	23,910	22	23	22	22	21
Real estate construction	14,994	12,350	10,043	8,351	6,266	10	8	8	8	7
Equity lines of credit	4,964	3,210	2,371	1,449	N/A	3	2	2	1	1
Installment	2,001	1,746	1,024	1,054	1,107	1	1	1	1	1
Total (1)	$148,568	$156,015	$156,598	$134,577	$127,849	100%	100%	100%	100%	100%

(1)    For the purpose of this presentation, the unallocated portion of the allowance for loan losses of $57,316, $60,027, $51,092 $52,196 and $48,289 for 2004, 2003, 2002, 2001, and 2000, respectively, has been assigned to loan categories based on the relative specific and general allocation amounts.

While the allowance is allocated to portfolios, the allowance is general in nature and is available for the portfolio in its entirety. Increased allocations to real estate mortgages, residential first mortgages and real estate construction in 2004 reflect the growth of the portfolios. In 2004 and 2003, a decrease in problem commercial loans, which in 2003 include media and telecommunications loans, resulted in the decreased allocation to this category.

At December 31, 2004, there were $33.0 million of impaired loans included in nonaccrual loans that had an allowance of $9.0 million allocated to them. On a comparable basis, at December 31, 2003, there were $40.7 million of impaired loans which had an allowance of $5.0 million allocated to them.

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

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment allowance is recognized by creating or adjusting an existing allocation of the allowance for loan losses. The

Company’s policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

Nonaccrual, Past Due, and Restructured Loans

Total nonperforming assets (nonaccrual loans and ORE) were $34.6 million, or 0.41 percent of total loans and ORE at December 31, 2004, compared with $42.3 million, or 0.54 percent, at December 31, 2003. The decrease was primarily due to the Company’s continued effort to improve credit quality.

The following table presents information concerning nonaccrual loans, ORE, loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans:

Nonaccrual, Past Due, and Restructured Loans

	December 31,
Dollars in thousands	2004	2003	2002	2001	2000
Nonaccrual loans:
Commercial	$30,334	$37,418	$52,890	$32,615	$53,355
Residential mortgages	94	899	377	534	822
Commercial real estate mortgages	2,255	2,527	12,014	3,403	5,919
Real estate construction	790	916	5,267	934	884
Equity lines of credit	380	168	334	522	507
Installment	785	345	475	555	499
Total	34,638	42,273	71,357	38,563	61,986
ORE	0	0	670	10	522
Total nonaccrual loans and ORE	$34,638	$42,273	$72,027	$38,573	$62,508
Total nonaccrual loans as a percentage of total loans	0.41%	0.54%	0.89%	0.54%	0.95%
Total nonaccrual loans and ORE as a percentage of Total loans and ORE	0.41	0.54	0.90	0.54	0.96
Allowance for loan losses to total loans	1.75	1.98	1.96	1.88	1.96
Allowance for loan losses to nonaccrual loans	428.92	369.07	219.46	348.98	206.25
Loans past due 90 days or more on accrual status:
Commercial	$142	$235	$5,854	$1,764	$1,543
Real estate	0	1,808	104	878	4,361
Installment	0	0	198	973	20
Total	$142	$2,043	$6,156	$3,615	$5,924
Restructured loans:
On accrual status	$—	$—	$—	$—	$829
On nonaccrual status	—	—	—	—	740
Total	$—	$—	$—	$—	$1,569

Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

At December 31, 2004, in addition to loans disclosed above as past due, nonaccrual or restructured, management also identified $6.9 million of loans to 12 borrowers, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at December 31, 2004. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectable in whole or part.

The table below summarizes the approximate changes in nonaccrual loans for the years ended December 31, 2004 and 2003.

Changes in Nonaccrual Loans

Dollars in thousands	2004	2003
Balance, beginning of the year	$42,273	$71,357
Loans placed on nonaccrual	84,882	103,850
Charge-offs	(25,326)	(30,100)
Loans returned to accrual status	(15,221)	(3,016)
Repayments (including interest applied to principal) and sales	(51,970)	(99,818)
Balance, end of year	$34,638	$42,273

The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $4.8 million, $7.5 million, and $3.0 million for the years ended December 31, 2004, 2003, and 2002, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case the interest payments are recognized as interest income. Interest collected on nonaccrual loans and applied to principal was $2.6 million, $3.2 million, and $2.6 million for the years ended December 31, 2004, 2003, and 2002, respectively. Interest income not recognized on nonaccrual loans reduced the net interest margin by 4, 7, and 3 basis points for the years ended December 31, 2004, 2003, and 2002, respectively.

Other Real Estate (ORE)

Other real estate is comprised of real estate acquired in satisfaction of loans. The Company had no ORE at December 31, 2004 or 2003. The Company’s policy is to record these properties at estimated fair value, net of selling expenses, at the time they are transferred into ORE, thereby tying future gains or losses from sale or potential additional write-downs to underlying changes in the market.

Other Assets

Other assets include the following:

	Other Assets
	December 31,
Dollars in thousands	2004	2003
Interest rate swap mark-to-market	$24,389	$42,133
Accrued interest receivable	53,169	43,980
Income tax refund	36,409	17,813
Other	79,726	67,859
Total other assets	$193,693	$171,785

See “Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk” for a discussion of interest rate swaps which result in the swap mark-to-market asset of $24.4 million at December 31, 2004. See “Results of Operations-Income Taxes” for a discussion of the income tax receivable of $36.4 million at December 31, 2004.

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

The Company had off-balance sheet loan commitments aggregating $3,818.7 million at December 31, 2004, an increase from $3,687.3 million at December 31, 2003. In addition, the Company had $432.1 million outstanding in bankers’ acceptances and letters of credit of which $406.7 million relate to standby letters of credit at December 31, 2004. At December 31, 2003, bankers’ acceptances and letters of credit were $414.1 million of which $368.0 million related to standby letters of credit. Substantially all of the Company’s loan commitments are on a variable-rate basis and are comprised of real estate and commercial loan commitments.

The Company has various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, such as certain lease and purchase commitments, are only required to be disclosed. The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2004 and the future periods in which such obligations are expected to be settled in cash. The table also reflects the timing of principal payments in outstanding borrowings. Additional details regarding these obligations are provided in the footnotes to the financial statements, as referenced in the table.

						After	Indeterminate
Dollars in thousands	2005	2006	2007	2008	2009	2009	Maturity	Total
Deposits	$1,008,000	$60,400	$30,800	$7,300	$7,000	$1,000	$10,872,415	$11,986,915
Borrowings (Note 9)	3,792	104	109	128,810	83	386,577	—	519,475
Operating lease commiments (Note 5)	24,549	23,962	21,705	20,114	17,907	87,181	—	195,418
Other (1)	11,002	10,314	7,781	7,056	6,776	6,801	—	49,730
Total contractual obligations (2)	$1,047,343	$94,780	$60,395	$163,280	$31,766	$481,559	$10,872,415	$12,751,538

(1)	Other firm commitments include commitments for computer system services
(2)	Liabilities recorded on the balance sheet	$12,506,390
	Commitments not recorded on the balance sheet	245,148
		$12,751,538

Deposits and Borrowed Funds

Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $10,425.5 million in 2004 compared with $9,042.3 million in 2003. The increase was due primarily to internally generated growth.

Certificates of deposit of $100,000 or more totaled $932.9 million at December 31, 2004, of which $562.6 million mature within three months, $212.3 million mature within four to six months, $83.4 million mature within seven months to one year and $74.6 million mature beyond one year.

At December 31, 2004 and 2003, the aggregate amount of deposits by foreign depositors in domestic offices totaled $47.0 million and $61.3 million, respectively, the majority of which was interest-bearing. Brokered deposits were $90.0 million and $150.0 million, at December 31, 2004 and 2003, respectively.

Short and long-term borrowed funds provided additional funding, albeit at a higher cost, to support loan and securities growth. Average borrowed funds were $166.0 million in 2004 compared with $793.5 million in 2003. Borrowed funds declined as deposits increased.

Capital

At December 31, 2004, the Corporation’s and the Bank’s Tier 1 capital, which is comprised of common shareholders’ equity as modified by certain regulatory adjustments, amounted to $1,079.6 million and $1,147.1 million, respectively. At December 31, 2003, the Corporation’s and the Bank’s Tier 1 capital amounted to $930.9 million and $986.7 million, respectively. The increase from December 31, 2003 resulted from 2004 earnings and the exercise of stock options, offset by dividends paid and amounts related to shares repurchased. See “Overview.”

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 2004, 2003, and 2002.

	Regulatory
	Well Capitalized	December 31
	Standards	2004	2003 (1)	2002 (1)
City National Corporation
Tier 1 leverage	N/A %	7.83%	7.48%	7.55%
Tier 1 risk-based capital	6.00	11.51	10.80	9.86
Total risk-based capital	10.00	15.11	14.85	14.25
City National Bank
Tier 1 leverage	5.00	8.38	8.00	7.23
Tier 1 risk-based capital	6.00	12.28	11.50	9.45
Total risk-based capital	10.00	15.87	15.56	13.84

(1)          As of September 30, 2004, the Company reclassified the reserve for off-balance sheet credit commitments from the allowance for loan losses to other liabilities. Amounts presented prior to third quarter of 2004 have been restated to conform with the presentation in the current reporting period.

Shareholders’ equity to assets as of December 31, 2004 was 9.48 percent compared with 9.36 percent as of December 31, 2004.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made forward-looking statements in this document that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, and statements preceded by, followed by, or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions.

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

A number of factors, some of which are beyond the Corporation’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors, which include (1) the unknown economic impact caused by the State of California’s budget issues, (2) earthquake or other natural disasters impacting the condition of real estate collateral, (3) the effect of acquisitions and integration of acquired businesses, could have the following consequences, any of which could hurt our business:

•       Loan delinquencies may increase;

•       Problem assets and foreclosures may increase;

•       Demand for our products and services may decline; and

•       Collateral for loans made by us, especially real estate, may decline in value, in turn reducing clients’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Changes in interest rates affect our profitability. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities fluctuates. This causes increases or decreases in our spread and affects our net interest income. In addition, interest rates affect how much money we lend.

Significant changes in the provision or applications of regulatory, judicial or legislative tax treatment of business transactions affecting our business and the risk management costs of complying with Sarbanes-Oxley 404, Anti-Money Laundering, and USA Patriot Act requirements could materially affect our business. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. Parts of our business are also subject to federal and state securities laws and regulations. Significant changes in these laws and regulations would also affect our business.

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

Our results would be adversely affected if we suffered higher than expected losses on our loans due to real estate cycles or other economic events. We assume risk from the possibility that we will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. We try to minimize this risk by adopting and implementing what we believe are effective underwriting and credit policies and procedures, including how we establish and review the allowance for credit losses. We assess the likelihood of nonperformance, track loan performance, and diversify our credit portfolio. Those policies and procedures may still not prevent unexpected losses that could adversely affect our results.

QUARTERLY RESULTS

The following table summarizes quarterly operating results for 2004 and 2003.

2004 Quarterly Operating Results

	Quarter ended
Dollars in thousands	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$143,797	$145,178	$152,431	$162,919	$604,325
Interest expense	12,825	12,903	15,090	17,619	58,437
Net interest income	130,972	132,275	137,341	145,300	545,888
Provision for credit losses	—	—	—	—	—
Net interest income after provision for credit losses	130,972	132,275	137,341	145,300	545,888
Noninterest income	45,941	47,395	47,313	49,504	190,153
Gain (loss) on sale or writedown of securities	629	871	327	(7,715)	(5,888)
Noninterest expense	94,531	95,655	97,761	107,463	395,410
Minority interest expense	1,600	1,306	1,502	584	4,992
Income before taxes	81,411	83,580	85,718	79,042	329,751
Income taxes	30,513	31,380	32,240	29,296	123,429
Net income	$50,898	$52,200	$53,478	$49,746	$206,322
Net income per share, basic	$1.04	$1.07	$1.09	$1.01	$4.21
Net income per share, diluted	$1.00	$1.03	$1.04	$0.97	$4.04

2003 Quarterly Operating Results

	Quarter ended
Dollars in thousands	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$145,676	$144,333	$142,361	$143,355	$575,725
Interest expense	17,459	17,209	13,700	12,742	61,110
Net interest income	128,217	127,124	128,661	130,613	514,615
Provision for credit losses	17,500	11,500	—	—	29,000
Net interest income after provision for credit losses	110,717	115,624	128,661	130,613	485,615
Noninterest income	37,746	43,780	45,232	47,393	174,151
Gain on sale of securities	1,230	1,272	36	536	3,074
Noninterest expense	85,412	91,316	92,333	95,117	364,178
Minority interest expense	475	1,065	1,717	782	4,039
Income before taxes	63,806	68,295	79,879	82,643	294,623
Income taxes	20,151	22,214	27,376	38,205	107,946
Net income	$43,655	$46,081	$52,503	$44,438	$186,677
Net income per share, basic	$0.90	$0.95	$1.08	$0.91	$3.84
Net income per share, diluted	$0.87	$0.93	$1.05	$0.87	$3.72

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and the COSO criteria, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective at the reasonable assurance level.

The Company’s independent   auditors, KPMG LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page A-40.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
City National Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that City National Corporation (the Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that City National Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, City National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of City National Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 2, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
City National Corporation:

We have audited the accompanying consolidated balance sheet of City National Corporation and subsidiaries (the Corporation) as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
March 2, 2005

CITY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31,
Dollars in thousands, except share amounts	2004	2003
Assets
Cash and due from banks	$240,492	$461,443
Federal funds sold	427,000	240,000
Due from banks-interest bearing	236,362	405,747
Securities available-for-sale (cost $4,114,620 and $3,350,632 in 2004 and 2003)	4,114,298	3,365,654
Trading account securities	75,878	91,535
Loans	8,494,187	7,882,742
Less allowance for loan losses	148,568	156,015
Net loans	8,345,619	7,726,727
Premises and equipment, net	68,624	62,719
Deferred tax asset	102,196	65,913
Goodwill	253,740	253,824
Intangibles	41,063	47,879
Bank-owned life insurance	64,969	62,799
Affordable housing investments	62,864	66,480
Other assets	193,693	171,785
Customers’ acceptances liability	4,715	5,708
Total assets	$14,231,513	$13,028,213
Liabilities
Demand deposits	$6,026,428	$5,486,668
Interest checking deposits	889,512	840,659
Money market deposits	3,760,142	3,260,959
Savings deposits	196,366	208,701
Time deposits-under $100,000	181,618	199,875
Time deposits-$100,000 and over	932,849	940,201
Total deposits	11,986,915	10,937,063
Federal funds purchased and securities sold under repurchase agreements	204,654	111,713
Other short-term borrowings	125	65,135
Subordinated debt	288,934	295,723
Other long-term debt	230,416	230,555
Reserve for off-balance sheet credit commitments	11,751	9,971
Other liabilities	129,106	126,434
Acceptances outstanding	4,715	5,708
Total liabilities	12,856,616	11,782,302
Minority interest in consolidated subsidiaries	26,362	26,655
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock authorized — 5,000,000 : none outstanding	—	—
Common Stock-par value-$1.00; authorized — 75,000,000; issued — 50,589,408 in 2004 and 50,459,716 in 2003	50,589	50,460
Additional paid-in capital	410,216	401,233
Accumulated other comprehensive (loss) income	(1,352)	12,903
Retained earnings	957,987	814,591
Deferred equity compensation	(12,262)	(6,699)
Treasury shares, at cost — 1,042,629 shares in 2004 and 1,255,569 shares in 2003	(56,643)	(53,232)
Total shareholders’ equity	1,348,535	1,219,256
Total liabilities and shareholders’ equity	$14,231,513	$13,028,213

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	For the year ended December 31,
In thousands, except per share amounts	2004	2003	2002
Interest Income
Loans	$443,130	$438,785	$497,809
Securities available-for-sale	153,252	131,950	108,404
Federal funds sold and securities purchased under resale agreements	6,884	4,185	2,759
Due from banks-interest bearing	740	604	290
Trading account securities	319	201	438
Total interest income	604,325	575,725	609,700
Interest Expense
Deposits	44,258	45,808	70,712
Other long-term debt	6,424	6,891	3,468
Subordinated debt	5,678	5,182	7,262
Federal funds purchased and securities sold under repurchase agreements	1,422	1,538	3,033
Other short-term borrowings	655	1,691	9,969
Total interest expense	58,437	61,110	94,444
Net interest income	545,888	514,615	515,256
Provision for credit losses	—	29,000	67,000
Net interest income after provision for credit losses	545,888	485,615	448,256
Noninterest Income
Trust and investment fees	68,366	47,113	25,257
Brokerage and mutual fund fees	37,677	36,601	36,020
Cash management and deposit transaction charges	41,386	43,513	41,230
International services	20,784	19,336	18,291
Bank-owned life insurance	2,812	2,965	2,860
Gain (loss) on sale or writedown of loans and assets/debt repurchase	9	78	(1,590)
(Losses) gains on sale or writedown of securities	(5,888)	3,074	3,031
Other	19,119	24,545	21,194
Total noninterest income	184,265	177,225	146,293
Noninterest Expense
Salaries and employee benefits	239,583	217,494	195,652
Net occupancy of premises	33,126	31,408	27,621
Professional fees	31,765	27,230	24,620
Information services	18,802	18,003	18,212
Marketing and advertising	15,498	13,224	13,076
Depreciation	13,619	12,796	13,191
Office services	10,305	9,957	9,752
Amortization of core deposit intangibles	7,080	9,222	7,523
Equipment expenses	2,460	2,351	2,463
Other operating expenses	23,172	22,493	19,536
Total noninterest expense	395,410	364,178	331,646
Minority interest in net income of consolidated subsidiaries	4,992	4,039	945
Income before income taxes	329,751	294,623	261,958
Income taxes	123,429	107,946	78,858
Net income	206,322	186,677	183,100
Net income per share, basic	$4.21	$3.84	$3.69
Net income per share, diluted	$4.04	$3.72	$3.56
Shares used to compute income per share, basic	48,950	48,643	49,563
Shares used to compute income per share, diluted	51,074	50,198	51,389
Dividends per share	$1.28	$0.97	$0.78

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands	2004	2003	2002
Cash Flows From Operating Activities
Net income	$206,322	$186,677	$183,100
Adjustments to net income:
Provision for credit losses	—	29,000	67,000
Amortization of restricted stock awards	3,445	905	—
Amortization of intangibles	7,080	9,222	7,523
Depreciation and software amortization	17,417	16,924	17,922
Tax benefit from exercise of stock options	9,976	9,474	9,715
Deferred income tax (benefit)	(25,961)	(9,376)	(23,850)
(Gain) loss on sales of loans and assets/debt repurchase	(9)	(78)	1,590
Loss (gain) on sales and write-down of securities	5,888	(3,074)	(3,031)
Net increase in other assets and other liabilities	(28,483)	(3,349)	(4,735)
Net decrease (increase) in trading securities	15,657	35,264	(69,752)
Other, net	(3,685)	6,028	23,214
Net cash provided by operating activities	207,647	277,617	208,696
Cash Flows From Investing Activities
Purchase of securities	(2,029,517)	(2,799,963)	(1,268,008)
Sales of securities available-for-sale	487,651	266,539	279,013
Maturities and paydowns of securities	763,639	1,344,119	661,482
Sales of loans	—	11,744	12,531
(Loan originations) net of principal collections	(611,445)	88,450	(535,316)
Purchase of premises and equipment	(23,322)	(17,614)	(12,681)
Net cash (for) from acquisitions	—	(39,907)	35,633
Other, net	—	(1)	14
Net cash used by investing activities	(1,412,994)	(1,146,633)	(827,332)
Cash Flows From Financing Activities
Net increase in deposits	1,049,852	1,097,365	1,270,033
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	92,941	(155,014)	95,196
Net decrease in short-term borrowings, net of transfers from long-term debt	(65,010)	(125,000)	(415,000)
Repayment of long-term debt	—	(4,817)	—
Repurchase of subordinated debt	—	(500)	—
Net proceeds of issuance of senior notes	—	221,749	—
Proceeds from exercise of stock options	30,979	32,734	25,019
Stock repurchases	(43,825)	(45,715)	(59,528)
Cash dividends paid	(62,926)	(47,281)	(38,636)
Net cash provided by financing activities	1,002,011	973,521	877,084
Net (decrease) increase in cash and cash equivalents	(203,336)	104,505	258,448
Cash and cash equivalents at beginning of year	1,107,190	1,002,685	744,237
Cash and cash equivalents at end of year	$903,854	$1,107,190	$1,002,685
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$57,691	$57,826	$98,932
Income taxes	97,500	107,200	59,500
Non-cash investing activities:
Transfer from loans to foreclosed assets	$—	$—	$530
Transfer from long-term debt to short-term borrowings	—	65,000	125,000

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Dollars in thousands	Shares issued	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Deferred compensation	Treasury stock	Total shareholders’ equity
Balances, December 31, 2001	48,149,998	$48,150	$301,022	$10,674	$530,731	$—	$—	$890,577
Net income	—	—	—	—	183,100	—	—	183,100
Other comprehensive income, net of tax
Net unrealized gain on securities available-for-sale, net of $1.3 million reclassification adjustment for net gains included in net income	—	—	—	30,869	—	—	—	30,869
Net unrealized loss on cash flow hedges, net of reclassification of $10.3 million of net gains included in net income	—	—	—	(1,143)	—	—	—	(1,143)
Total other comprehensive income	—	—	—	29,726	—	—	—	29,726
Issuance of shares for stock options	924,547	925	21,351	—	—	—	2,743	25,019
Tax benefit from stock options	—	—	9,715	—	—	—	—	9,715
Issuance of shares for acquisition	1,208,198	1,208	68,778	—	—	—	—	69,986
Cash dividends	—	—	—	—	(38,636)	—	—	(38,636)
Repurchased shares, net	—	—	—	—	—	—	(59,528)	(59,528)
Balances, December 31, 2002	50,282,743	50,283	400,866	40,400	675,195	—	(56,785)	1,109,959
Net income	—	—	—	—	186,677	—	—	186,677
Other comprehensive loss, net of tax
Net unrealized loss on securities available-for-sale, net of $1.6 million reclassification adjustment for net gains included in net income	—	—	—	(24,447)	—	—	—	(24,447)
Net unrealized loss on cash flow hedges, net of reclassification of $5.7 million of net gains included in net income	—	—	—	(3,050)	—	—	—	(3,050)
Total other comprehensive loss	—	—	—	(27,497)	—	—	—	(27,497)
Issuance of shares for stock options	—	—	(16,534)	—	—	—	49,268	32,734
Restricted stock grants	176,973	177	7,427	—	—	(7,604)	—	—
Amortization of restricted stock grants	—	—	—	—	—	905	—	905
Tax benefit from stock options	—	—	9,474	—	—	—	—	9,474
Cash dividends	—	—	—	—	(47,281)	—	—	(47,281)
Repurchased shares, net	—	—	—	—	—	—	(45,715)	(45,715)
Balances, December 31, 2003	50,459,716	50,460	401,233	12,903	814,591	(6,699)	(53,232)	1,219,256
Net income	—	—	—	—	206,322	—	—	206,322
Other comprehensive loss, net of tax
Net unrealized loss on securities available-for-sale, net of $2.0 million reclassification adjustment for net losses included in net income.	—	—	—	(8,898)	—	—	—	(8,898)
Net unrealized loss on cash flow hedges, net of reclassification of $4.7 million of net gains included in net income	—	—	—	(5,357)	—	—	—	(5,357)
Total other comprehensive loss.	—	—	—	(14,255)	—	—	—	(14,255)
Issuance of shares for stock options	—	—	(9,435)	—	—	—	40,414	30,979
Restricted stock grants	129,692	129	8,442	—	—	(9,008)	—	(437)
Amortization of restricted stock grants	—	—	—	—	—	3,445	—	3,445
Tax benefit from stock options	—	—	9,976	—	—	—	—	9,976
Cash dividends	—	—	—	—	(62,926)	—	—	(62,926)
Repurchased shares, net	—	—	—	—	—	—	(43,825)	(43,825)
Balances, December 31, 2004	50,589,408	$50,589	$410,216	$(1,352)	$957,987	$(12,262)	$(56,643)	$1,348,535

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Corporation include the accounts of the Corporation, its non-bank subsidiaries, the Bank, and the Bank’s wholly-owned subsidiaries after elimination of all material inter-company transactions. Preferred stock and equity ownership of others is reflected as minority interest in consolidated subsidiaries. Certain prior years’ data have been restated to conform to the current year presentation.

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

Loans

Loans are generally carried at principal amounts less net deferred loan fees. Net deferred loan fees include deferred unamortized fees less direct incremental loan origination costs. Interest income is accrued as earned. Net deferred fees are accreted into interest income using the interest method over the estimated life of the loan.

Loans are placed on nonaccrual status when they become 90 days past due as to interest or principal unless the loan is both well secured and in process of collection. Loans are also placed on nonaccrual status when the full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the accretion of deferred loan fees ceases. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain ongoing performance criteria have been met.

The Corporation considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the impairment is

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

measured by using the fair value of the loan’s collateral if the loan is collateral dependent. As a final alternative, the observable market price of the debt may be used to assess impairment. Impairment on loans less than $500,000 is measured using historical loss factors, which approximates the discounted cash flows method.

When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the allowance for credit losses or by adjusting an existing valuation allowance for the impaired loan.

The Corporation’s policy is to record cash receipts received on impaired loans first as reductions to principal and then to interest income.

Provision for Credit Losses

The provision for credit losses charged to operations reflects management’s judgment of the adequacy of the allowance for loan losses and the reserve for off-balance sheet credit commitments. It is determined through quarterly analytical reviews of the loan portfolio, problem loans and consideration of such other factors as the Company’s loan loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values and current economic conditions, as well as the results of the Company’s ongoing credit examination process and that of its regulators.

Venture Capital Investments

Venture capital investments are carried at the lower of cost or market and are included in other assets.

Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is generally computed on a straight-line basis over the estimated useful life of each type of asset. Gains and losses on dispositions are reflected in current operations. Maintenance and repairs are charged to operating expenses.

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

Income Taxes

The Corporation files a consolidated federal income tax return and a combined state income tax return. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting basis of assets and liabilities, as well

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

as for operating losses and tax credit carry forwards, using enacted tax laws and rates. Deferred tax assets will be reduced through a valuation allowance whenever it becomes more likely than not that all, or some portion of the deferred tax asset, will not be realized. Deferred income taxes (benefit) represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total income taxes (benefit) for the year.

From time to time, the Company engages in business strategies that may also have an effect on its tax liabilities. If the tax effects of a strategy are significant, the Company’s practice is to obtain the opinion of advisors that the tax effects of such strategies should prevail if challenged.

Net Income Per Share

Basic earnings per share is based on the weighted average shares of common stock. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during part or all of the year.

Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases. Intangibles represent the value of depositor relationships associated with deposit liabilities and other contracts assumed in acquisitions. Depositor relationship intangibles are amortized over seven years and other contract intangibles are amortized over 20 years on a straight-line basis. Goodwill and intangibles are evaluated annually for permanent impairment.

The Company adopted the FASB’s Statement No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. The Company evaluated its existing intangible assets and goodwill and determined that no reclassifications were necessary to separate any intangible assets apart from goodwill. The Company also reassessed the useful lives of all intangible assets acquired in purchase business combinations, which consisted only of core deposit intangibles, and determined that no amortization period adjustments were necessary. The Company assessed whether there was an indication that goodwill was impaired and determined that there were no indications of impairment.

The following table summarizes the Company’s goodwill and other intangible assets as of December 31, 2004 and December 31, 2003.

Dollars in thousands	December 31, 2003	Additions	Reductions	December 31, 2004
Goodwill	$288,210	$—	$(84)	$288,126
Accumulated Amortization	(34,386)	—	—	(34,386)
Net	$253,824	$—	$(84)	$253,740
Intangibles	$68,890	$264	$(9,000)	$60,154
Accumulated Amortization	(21,011)	(7,080)	9,000	(19,091)
Net	$47,879	$(6,816)	$—	$41,063

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

At December 31, 2004, the estimated aggregate amortization of intangibles annually through 2009 is $5.8 million, $5.4 million, $4.0 million, $3.8 million, and $1.9 million, respectively. Prior to the adoption of FASB Statement No. 142, goodwill was amortized over 15 years.

Interest Rate Risk Management Activities

In accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, all derivatives are recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item. For effective cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, changes in the fair value of the derivatives are reported as other comprehensive income. These changes in fair value will be included in earnings of future periods when earnings are affected by the variability of the hedged cash flows. To the extent these hedges are not effective, changes in their fair values will be immediately included in current earnings.

Stock Option and Restricted Stock Plans

The Company applies APB Opinion No. 25 in accounting for stock option plans and, accordingly, no compensation cost has been recognized for its plans in the financial statements prior to 2003. In 2003, the Company began issuing restricted stock awards which vest over a five-year period. In 2004, the Company recorded $3,445,007 in expense relating to the granting of restricted stock awards, compared to $905,170 in 2003. As a practice, the Corporation’s stock option grants are such that the exercise price equals the current market price of the common stock. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123 using the Black Scholes option-pricing model, the Company’s proforma net income would have been reduced to the proforma amounts indicated below:

Dollars in thousands, except for per share amounts	2004	2003	2002
Net income, as reported	$206,322	$186,677	$183,100
Total stock-based employee compensation expense under the fair-value method for all awards, net of tax	(4,958)	(6,417)	(10,165)
Proforma net income	201,364	180,260	172,935
Net income per share, basic, as reported	4.21	3.84	3.69
Proforma net income per share, basic	4.11	3.71	3.49
Net income per share, diluted, as reported	4.04	3.72	3.56
Proforma net income per share, diluted	3.94	3.59	3.37
Percentage reduction in net income per share, diluted	2.5%	3.5%	5.3%

The granting of restricted stock grants and fewer stock options in 2004 and 2003 resulted in the lower percentage reductions in proforma net income from reported net income in 2004 and 2003 compared to 2002.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

In December 2004, the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as reduction of taxes paid, which is included in operating cash flows.

The Company is required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 using a modified version of prospective application or may elect to apply a modified version of retrospective application. The Company currently expects to adopt SFAS No. 123R using the modified prospective method with an effective date of July 1, 2005. This will have the effect of increasing compensation expense in 2005 and reducing net income per share by approximately $0.05 a share.

Note 2. Acquisitions

On April 1, 2003, the Corporation acquired CCM, a privately held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms. Combined, these 10 firms managed assets of approximately $8.5 billion as of December 31, 2003. The purchase price was $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt. The acquisition resulted in $25.8 million in customer contract intangibles, which is being amortized over 20 years, and $21.5 million in goodwill. Results for 2003 reflect the operations of CCM from April 1, 2003, the date that the acquisition was completed.

On February 28, 2002, the Corporation acquired Civic BanCorp (“Civic”). Civic was merged into the Corporation which paid consideration equal to $123.5 million (including the consideration for stock options), of which 53.5 percent was paid in the Corporation’s common stock and 46.5 percent was paid in cash. Civic had total assets, loans and deposits of $502.8 million, $368.4 million, and $438.5 million, respectively, at the date of acquisition. At May 31, 2002, the Bank sold two branches acquired from Civic at a premium which reduced goodwill for the Civic acquisition. The acquisition of Civic resulted in the recording of goodwill of $71.2 million and core deposit intangibles of $16.0 million. Results for 2002 reflect the operations of Civic from February 28, 2002, the date that the acquisition was completed.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Securities Available-for-Sale

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004
U.S. Government and Federal agency	$797,539	$293	$4,637	$793,195
Mortgage-backed	2,837,146	10,495	22,051	2,825,590
State and Municipal	292,244	10,506	677	302,073
Total debt securities	3,926,929	21,294	27,365	3,920,858
Marketable equity securities	187,691	5,749	—	193,440
Total securities	$4,114,620	$27,043	$27,365	$4,114,298
December 31, 2003
U.S. Government and Federal agency	$345,725	$2,899	$156	$348,468
Mortgage-backed	2,561,977	19,715	19,695	2,561,997
State and Municipal	255,354	13,299	612	268,041
Total debt securities	3,163,056	35,913	20,463	3,178,506
Marketable equity securities	187,576	3,295	3,723	187,148
Total securities	$3,350,632	$39,208	$24,186	$3,365,654

Gross realized gains and losses, including “other than temporarily” impaired security losses, related to the available-for-sale portfolio were $5,278,744 and $11,166,583 respectively, for the year ended December 31, 2004, $5,436,000 and $2,362,000, respectively, for the year ended December 31, 2003, and $8,513,000 and $5,482,000, respectively, for the year ended December 31, 2002.

A security with an unrealized loss is considered impaired when the fair value is less than the amortized cost. The following table is a summary of securities with continuous unrealized loss by duration as of December 31, 2004.

	Less than 12 months		12 months or longer		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and Federal agency	$721,045	$4,637	$—	$—	$721,045	$4,637
Mortgage-backed	1,614,874	12,832	421,839	9,219	2,036,713	22,051
State and Municipal	31,816	253	12,865	424	44,681	677
Total debt securities	2,367,735	17,722	434,704	9,643	2,802,439	27,365
Marketable equity securities	—	—	—	—	—	—
Total securities	$2,367,735	$17,722	$434,704	$9,643	$2,802,439	$27,365

For these securities, the temporary impairment is a result of the change in market interest rates and is not a result of the underlying issuers’ ability to repay. The Company has the intent and ability to hold these securities to maturity and no temporary impairment has been recognized in consolidated net income.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Securities Available-for-Sale (Continued)

However, the Company’s investment in the fixed rate perpetual preferred stock of government-sponsored enterprises (GSEs) was considered to be “other than temporarily” impaired as of December 31, 2004. Therefore, as of December 31, 2004, the Company recognized a $4.8 million dollar after-tax loss in the income statement on the write down of this preferred stock.

Included in marketable equity securities was Federal Reserve stock of $17.1 million as of both December 31, 2004 and December 31, 2003. Also, in accordance with the requirements of the Federal Home Loan Bank, stock in that institution in the amount of $29.7 million and $30.9 million as of December 31, 2004 and December 31, 2003, respectively, was included in marketable equity securities. Holdings of these equity securities are valued at cost.

The following table provides the expected remaining maturities and yields (fully taxable-equivalent basis) of debt securities at December 31, 2004, by contractual maturity. The remaining principal balances for mortgage-backed securities were allocated according to final maturities. Final maturities will differ from contractual maturities because mortgage debt issuers may have the right to prepay obligations prior to contractual maturity. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Available-for-Sale Debt Securities

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and Federal agency	$82,560	2.18	$702,292	3.13	$8,343	3.31	$—	—	$793,195	3.03
Mortgage-backed	225,319	4.19	11,426	4.10	355,856	4.12	2,232,989	4.43	2,825,590	4.37
State and Municipal	9,233	7.00	108,273	6.72	118,726	5.89	65,841	6.20	302,073	6.29
Total debt securities	$317,112	3.75	$821,991	3.62	$482,925	4.54	$2,298,830	4.48	$3,920,858	4.25
Amortized cost	$318,277		$820,652		$479,912		$2,308,088		$3,926,929

Securities available-for-sale totaling $380.6 million were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law at December 31, 2004.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Loans, Allowance for Loan Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

	December 31,
Dollars in thousands	2004	2003
Commercial	$3,158,369	$3,222,444
Commercial real estate mortgage	1,892,823	1,813,519
Real estate construction	847,364	637,595
Residential mortgage	2,248,742	1,937,979
Equity lines of credit	255,194	188,710
Installment	91,695	82,495
Total loans (net of unearned income and fees of $13,387 and $13,418 in 2004 and 2003, respectively)	$8,494,187	$7,882,742

In the normal course of business, the Bank has loans to executive officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Corporation and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to others with a similar credit standing. The aggregate dollar amounts of these loans were $14.3 million and $8.4 million at December 31, 2004 and 2003, respectively. During 2004, new loans and advances totaled $13.6 million and repayments totaled $7.7 million. Interest income recognized on these loans amounted to $0.4 million, $0.4 million and $0.4 million during 2004, 2003, and 2002, respectively. At December 31, 2004, none of these loans were past due or on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

Loans past due 90 days or more and still accruing interest totaled $0.1 million, $2.0 million, and $6.2 million at December 31, 2004, 2003, and 2002, respectively. There were no restructured loan balances at December 31, 2004, 2003, or 2002.

As of September 30, 2004, the Company reclassified the reserve for off-balance sheet credit commitments from the allowance for loan losses to other liabilities. Amounts presented prior to the third quarter of 2004 have been restated to conform with the presentation in the current reporting period.

The allowance for loan losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan and commitment portfolios and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Loans, Allowance for Loan Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of activity in the allowances for credit losses:

Dollars in thousands	2004	2003	2002
Allowance for Loan Losses
Balance, January 1	$156,015	$156,598	$134,577
Allowance of acquired institution	—	—	8,787
Provision for credit losses (1)	(1,780)	26,933	67,381
Charge-offs	(28,525)	(40,022)	(64,015)
Recoveries	22,858	12,506	9,868
Net charge-offs	(5,667)	(27,516)	(54,147)
Balance, December 31	$148,568	$156,015	$156,598
Reserve for Off-Balance Sheet Credit Commitments
Balance, January 1	$9,971	$7,904	$8,285
Provision for credit losses	1,780	2,067	(381)
Balance, December 31	$11,751	$9,971	$7,904

(1)          Includes the reclassification from/(to) the reserve for off-balance sheet credit commitments.

The following is a summary of nonperforming loans and related interest foregone:

	December 31,
Dollars in thousands	2004	2003	2002
Nonaccrual loans	$34,638	$42,273	$71,357
Contractual interest due	$4,810	$7,525	$3,010
Interest collected and applied to principal	2,645	3,183	2,576
Net interest foregone	$2,165	$4,342	$434

At December 31, 2004, there were $33.0 million of impaired loans included in nonaccrual loans which had an allowance of $9.0 million allocated to them. On a comparable basis, at December 31, 2003, there were $40.7 million of impaired loans which had an allowance of $5.0 million allocated to them. For 2004, 2003, and 2002, the average balances of all impaired loans were $36.8 million, $63.0 million, and $57.8 million, respectively. During 2004, 2003, and 2002, no interest income was recognized on impaired loans until the book balances of these loans were paid off.

The Corporation has pledged $627.9 million of eligible residential first mortgages as collateral for its borrowing facility at the Federal Home Loan Bank of San Francisco.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Premises and Equipment

The following is a summary of data for the major categories of premises and equipment:

		Accumulated
		Depreciation
		And	Carrying	Range of
Dollars in thousands	Cost	Amortization	Value	Lives
December 31, 2004
Premises, including land of $2,790	$79,254	$48,330	$30,924	0 to 39 years
Furniture, fixtures and equipment	110,631	82,688	27,943	3 to 10 years
Software	35,984	26,227	9,757	5 years
Total	$225,869	$157,245	$68,624
December 31, 2003
Premises, including land of $2,790	$73,063	$43,277	$29,786	0 to 39 years
Furniture, fixtures and equipment	97,893	75,370	22,523	3 to 10 years
Software	32,839	22,429	10,410	5 years
Total	$203,795	$141,076	$62,719

Depreciation and amortization expense was $17.3 million in 2004, $16.9 million in 2003, and $17.9 million in 2002. Net rental payments on operating leases included in net occupancy of premises in the consolidated statement of income were $24.7 million in 2004, $24.8 million in 2003, and $22.9 million in 2002.

The future net minimum rental commitments were as follows at December 31, 2004:

Net Minimum
Rental
Dollars in thousands	Commitment
2005	$24,549
2006	23,962
2007	21,705
2008	20,114
2009	17,907
Thereafter	87,181
$195,418

The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations related to acquisitions have been adjusted to current market values through purchase accounting adjustments. The allowance thus created is being accreted over the terms of the leases and reduces the total expense recognized by the Company in its operating expenses. At December 31, 2004, the Company is contractually entitled to receive minimum future rentals of $3.0 million under non-cancelable sub-leases.

A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. The Bank paid $1.7 million in 2003, and $1.7 million in 2002 for rent and operating expense pass-throughs to a real estate partnership in which the Bank owned a 32 percent interest, and Mr. Bram Goldsmith, Chairman of the Board of the Corporation, indirectly owned a 14 percent interest. This building was sold on October 31, 2003 to unrelated parties.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Income Taxes

Income taxes (benefits) in the consolidated statement of income include the following amounts:

Dollars in thousands	Current	Deferred	Total
2004
Federal	$115,382	$(23,379)	$92,003
State	34,008	(2,582)	31,426
Total	$149,390	$(25,961)	$123,429
2003
Federal	$88,340	$(10,047)	$78,293
State	28,982	671	29,653
Total	$117,322	$(9,376)	$107,946
2002
Federal	$86,243	$(13,900)	$72,343
State	16,465	(9,950)	6,515
Total	$102,708	$(23,850)	$78,858

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below.

Net deferred tax assets

	December, 31
Dollars in thousands	2004	2003
Deferred tax assets:
Allowance for loan losses and reserve for off-balance sheet credit commitments	$62,063	$61,553
Net operating loss carryforwards	5,245	7,177
Accrued expenses	11,992	10,874
State income taxes	12,854	12,490
Depreciation	2,941	5,005
Tax receivable reserve	10,791	—
Unrealized losses on cash flow hedges	766	—
Unrealized losses on available-for-sale securities	2,687	—
Other	14,687	10,194
Total gross deferred tax assets	124,026	107,293
Deferred tax liabilities:
Unremitted earnings of subsidiary	9,803	19,604
Core deposit and other intangibles	5,344	6,761
Unrealized gains on cash flow hedges	—	3,039
Unrealized gains on available-for-sale securities	—	6,272
Deferred loan origination costs	2,104	1,657
Other	4,579	4,047
Total gross deferred tax liabilities	21,830	41,380
Net deferred tax assets	$102,196	$65,913

The Company has determined that a valuation reserve is not required for any of the deferred tax assets. The tax benefit of deductible temporary differences and net operating loss carry forwards are

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Income Taxes (Continued)

recorded as an asset to the extent that management assesses the utilization of such temporary differences and carry forwards to be “more likely than not.” The realization of tax benefits of deductible temporary differences and carry forwards depends on whether the Company has sufficient taxable income within the carry back and carry forward period permitted by the tax law to allow for utilization of the deductible amounts. As of any period end, the amount of the deferred tax asset that is considered realizable could be reduced if estimates of future taxable income are reduced.

Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

	Percent of Pretax Income (Loss)
	2004	2003	2002
Statutory rate	35.0%	35.0%	35.0%
Net state income tax	6.2	6.5	1.6
Tax exempt income	(2.9)	(3.4)	(4.0)
Affordable housing investments	(0.1)	(1.6)	(1.9)
All other net	(0.8)	0.1	(0.6)
Effective tax provision	37.4%	36.6%	30.1%

The Company’s current tax receivable was $36.4 million and $17.8 million at December 31, 2004 and December 31, 2003, respectively.

At December 31, 2004, federal net operating loss carry forwards of $14.5 million, acquired in the First Los Angeles Bank acquisition in 1995, will expire in 2010.

On December 31, 2003, the California Franchise Tax Board announced its position that certain transactions related to real estate investment trusts (“REITs”) and regulated investment companies (“RICs”) will be disallowed pursuant to California Senate Bill 614 and Assembly Bill 1601. The Company created its two REITs (one of which was previously formed as a RIC in 2000) to raise capital for the Bank. The tax benefits relating to these transactions were reversed in 2003 and no tax benefits related to the two REITs were recorded in 2004. The Company believes it is appropriately reserved for the benefits recognized in the three prior years.

Note 7. Retirement Plan

The Corporation has a profit sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Contributions are made on an annual basis into a trust fund and are allocated to the participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary caps. For 2004, 2003, and 2002, the Company recorded total contributions expense of $14.7 million, $14.2 million, and $13.2 million, respectively.

Eligible employees may contribute up to 50 percent of their salary, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matches 50 percent of the first 6

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Retirement Plan (Continued)

percent of covered compensation. For 2004, 2003, and 2002, the Company’s matching contribution included in the total contribution above was $2.7 million, $2.7 million, and $2.5 million, respectively.

During 2002, a SERP was created for one of the officers of the Company. At December 31, 2004, there was a $2.0 million unfunded pension liability and a $0.8 million intangible asset related to this plan. Total expense in 2004 and 2003 was $0.6 million and $0.5 million, respectively. The Company does not provide for any post retirement employee benefits beyond the profit sharing retirement plan and the SERP.

Note 8. Stock Option Plans

Under the City National Corporation 2002 Omnibus Plan, 3,640,099 shares of the Corporation’s common shares that were reserved for grant of nonqualified and incentive stock options were available to be granted as of December 31, 2004. The Corporation’s 1985 Stock Option Plan, 1995 Omnibus Plan, 1999 Omnibus Plan and 2001 Stock Option Plan have expired but options granted thereunder remain outstanding. Grants to employees are at prices at least equal to the market price of the Corporation’s common stock on the effective date of the grant. Generally, in each succeeding year following the date of grant, 25 percent of the options become exercisable. After ten years from the grant date, all unexercised options expire.

The per share weighted-average fair value of stock options granted during 2004, 2003, and 2002 was $19.07, $12.67 and $17.74 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2004-expected dividend yield of 2.07 percent, volatility of 30.65 percent, risk-free interest rate of 3.55 percent and expected life of 7.5 years; 2003-expected dividend yield of 2.50 percent, volatility of 30.57 percent, risk-free interest rate of 2.84 percent and an expected life of 7.5 years; 2002-expected dividend yield of 1.75 percent, volatility of 30.97 percent, risk-free interest rate of 4.76 percent, and an expected life of 7.5 years.

Following is a summary of the transactions under the stock option plans described above:

	2004		2003		2002
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
Shares in thousands	of shares	Option price	of shares	Option price	of shares	Option price
Options outstanding, January 1	5,281	$38.61	5,965	$36.22	5,131	$30.38
Options granted	530	61.02	642	45.61	1,647	49.64
Converted for acquisition	—	—	—	—	294	26.80
Exercised	(931)	33.64	(1,130)	29.03	(980)	25.21
Canceled or expired	(135)	47.18	(196)	44.09	(127)	37.75
Options outstanding, December 31	4,745	41.84	5,281	38.61	5,965	36.22
Exercisable	3,012	36.80	2,904	34.28	2,905	30.23

During 2004, the Corporation issued 931,047 treasury shares in connection with the exercise of stock options. In 2003, the Corporation issued 1,129,743 treasury shares in connection with the exercise of stock options. In 2002, the Corporation issued 59,488 treasury shares and 920,910 newly issued shares in connection with the exercise of stock options.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Stock Option Plans (Continued)

Information concerning currently outstanding and exercisable options at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Outstanding	Number	Exercise
Shares in thousands	Outstanding	Life (Yrs)	Price	Exercisable	Price
Options issued at prices less than $19.99 per share	146	0.83	$13.14	146	$13.14
Options issued at prices between $20.00 and $35.99 per share	938	4.11	29.35	938	29.35
Options issued at prices between $36.00 and $44.99 per share	1,366	5.35	37.31	1,095	37.25
Options issued at prices between $45.00 and $69.99 per share	2,295	7.85	51.47	833	48.75
	4,745			3,012

At December 31, 2004, nonqualified and incentive stock options covering 2,247,859 and 763,734 shares, respectively, of the Corporation’s common stock were exercisable under the plans.

The 1995 Omnibus Plan (now expired) and the 2002 Omnibus Plan provide for granting of restricted shares of Corporation stock to employees. Beginning in the second quarter of 2003, stock-based performance awards granted to colleagues of the Company included grants of restricted stock for the first time. This reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues. In 2004, the number of shares awarded in connection with stock-based performance awards for 2003 was further reduced when the Company took into consideration changes in the value of the Company’s stock price when determining share awards. Twenty-five percent of the restricted stock vests two years from the date of grant, then 25 percent vests on each of the next three consecutive grant anniversary dates. The restricted stock is subject to forfeiture until the restrictions lapse or terminate. The cost of the restricted stock is charged to salaries and employee benefits over the vesting period.

During 2004, the Compensation, Nominating and Governance Committee (the Committee) of the Corporation’s Board of Directors awarded 146,548 shares of restricted common stock having a market value of $9,008,000. During 2003, the Committee awarded 176,973 shares of restricted common stock with a corresponding market value of $7,604,214. The portion of the market value of the restricted stock related to current service was recognized as compensation expense in 2004 and 2003 and the portion of the market value relating to future service (deferred equity compensation) will be amortized over the remaining vesting period. The compensation expense for 2004 was $3,445,007 compared to $905,170 in 2003. Based on the date of grant, expense for 2003 primarily reflected restricted stock expense for only seven months, while 2004 expense reflected 12 months of expense for 2003 grants and approximately ten months of expense for 2004 grants. This change in the method of issuing stock-based compensation performance awards continued in 2004. There were 309,023 restricted shares that had not vested as of December 31, 2004.

In addition to the above, the Corporation’s 2002 Stock Option Plan provides for the automatic annual grant, on the date of the Annual Meeting of Stockholders, of a discounted stock option (which is not an Incentive Stock Option) to each non-employee director, including members of the Compensation, Nominating and Governance Committee. The grant allows each non-employee director to purchase 500

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Stock Option Plans (Continued)

shares of the Corporation’s common stock (“Director Stock Options”) at an exercise price of $1.00 per share. The purchase is payable in cash or cash equivalents, by surrender of the Corporation’s common stock held by the director for at least a year before exercise, or any combination of the two. Director Stock Options fully vest six months after the date of issuance or upon the termination of the holder’s directorship (other than for cause), whichever is earlier, and expire 10 years after the date of grant. In order to conform the grant of equity compensation awarded to non-employee directors to the requirements of section 409A of the Internal Revenue Code, enacted as part of the American Jobs Creation Act of 2004, commencing in 2005, the 2002 Omnibus Plan will be amended to discontinue the grant of Director Stock Options.

Note 9. Deposits and Borrowed Funds

The following table sets forth the maturity distribution of time deposits.

Dollars in millions	2005	2006	2007	2008	2009	After 2009	Total
Time deposits, $100,000 and over	$858.3	$42.4	$22.8	$3.9	$4.7	$0.8	$932.9
Other Time Deposits	149.7	18.0	8.0	3.4	2.3	0.2	181.6
	$1,008.0	$60.4	$30.8	$7.3	$7.0	$1.0	$1,114.5

Details regarding federal funds purchased and securities sold under repurchase agreements as well as other short-term borrowings follow.

	2004			2003			2002
	Balances at	Average	Average	Balances at	Average	Average	Balances at	Average	Average
Dollars in thousands	Year-end	Balance	% Rate	Year-end	Balance	% Rate	Year-end	Balance	% Rate
Overnight federal funds purchased and securities sold under repurchase agreements	$204,654	$119,251	1.19	$111,713	$147,883	1.04	$266,727	$199,110	1.52
Other short-term borrowings	125	46,737	1.40	65,135	134,838	1.76	125,125	453,109	2.20

Following is a summary of short-term borrowings and other borrowed funds of the Company excluding overnight federal funds purchased and securities sold under agreements to repurchase.

	December 31,
Dollars in thousands	2004	2003
Other short-term borrowings:
Treasury, tax and loan note	$125	$125
Federal Home Loan Bank advances	—	65,010
Total	$125	$65,135
Subordinated debt	$288,934	$295,723
Long-term debt:
Senior notes	$223,224	$222,087
Equity participation notes	7,192	8,468
Total	$230,416	$230,555

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Deposits and Borrowed Funds (Continued)

Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities greater than one year. The maximum amount of other short-term borrowings at any month-end was $50.1 million, $205.1 million, and $793.6 million in 2004, 2003, and 2002, respectively.

The maximum amount of overnight federal funds purchased and securities sold under agreements to repurchase outstanding at any month-end was $204.7 million, $266.3 million, and $266.7 million in 2004, 2003, and 2002, respectively. The average amount of securities sold under agreements to repurchase was $9.9 million, $6.6 million and $11.2 million during 2004, 2003, and 2002, respectively. The securities underlying the agreements to repurchase remain under the Company’s control.

On February 13, 2003, the Corporation issued $225.0 million of 5.125 percent Senior Notes due in 2013 in a private placement. A like amount of exchange notes were subsequently registered pursuant to the Securities Act of 1933 in April 2003 and 100 percent of the Senior Notes were exchanged for the registered notes in an exchange offering with the Senior Notes which closed on May 29, 2003. The carrying value of the senior notes is net of the impact of fair value hedge accounting and issuance costs which are being amortized to interest expense to yield an effective interest rate of 5.28 percent.

On August 30, 2001, the Bank issued $150.0 million of 6.75 percent subordinated notes, due in 2011, which qualifies as Tier II capital. The carrying value of the subordinated notes is net of the impact of fair value hedge accounting and issuance costs which are being amortized to interest expense to yield an effective interest rate of 6.92 percent.

On January 12, 1998, the Bank issued $125.0 million of 6.375 percent subordinated notes, due in 2008, in a private offering. These subordinated notes qualify as Tier II capital. The carrying value of the subordinated notes is net of discount and issuance costs which are being amortized to interest expense to yield an effective interest rate of 6.62 percent.

There were no Federal Home Loan Bank (FHLB) advances as of December 31, 2004. FHLB advances outstanding as of December 31, 2003 totaled $65.0 million all with maturity dates of less than one year and with a weighted average interest rate of 2.08 percent. The Bank had $519.5 million and $280.1 million of unused borrowing capacity from the FHLB at December 31, 2004 and 2003, respectively.

The equity participation notes relate to CCM and RCB. The RCB notes of $3.3 million mature on December 31, 2005. These notes accrue interest equal to 10 percent of the operating income of RCB as defined in the notes.

The CCM notes of $3.9 million mature as follows, expressed in thousands of dollars:

					After
2005	2006	2007	2008	2009	2009	Total
$410	$104	$109	$2,527	$83	$702	$3,935

Interest on these notes range from 5.79 percent to 7.50 percent.

Note 10. Availability of Funds from Subsidiaries; Restrictions on Cash Balances; Capital

During 2002, the Bank converted its former registered investment company, a wholly-owned subsidiary of the Bank, to a real estate investment trust to provide the Bank with flexibility in raising capital. As of December 31, 2004, 2003 and 2002, the net income and assets of CN Real Estate Investment

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Availability of Funds from Subsidiaries; Restrictions on Cash Balances; Capital (Continued)

Corporation II (“CNII”) are eliminated in consolidation. During 2002 and 2003, CNII sold 152,680 shares of 8.50 percent Series A Preferred Stock to accredited investors for $10.5 million which is included in minority interest. Dividends of $1,297,780, $1,231,586 and $47,619 which are included in minority interest expense were paid in 2004, 2003 and 2002, respectively.

During 2001, the Bank formed and funded CN Real Estate Investment Corporation (“CN”), a wholly-owned indirect subsidiary of the Bank which provides the Bank with flexibility in raising capital. As of December 31, 2004, 2003, and 2002, the net income and assets of CN are eliminated in consolidation. City National Bank contributed participation interest in loans with a book value of $1,555.1 million, net of reserves, and $50.0 million in cash in exchange for 100 percent of the common stock of CN. During 2002, CN sold 6,828 shares of 8.5 percent Series B Preferred Stock to accredited investors for $6.8 million which is included in minority interest. During 2001, CN sold 33,933 shares of 8.50 percent Series A Preferred Stock to accredited investors for $3.4 million which is included in minority interest. Dividends of $868,811, $868,811 and $578,621 which are included in minority interest expense were paid in 2004, 2003 and 2002 on both of the preferred stock issues.

The Corporation is authorized to issue 5,000,000 shares of preferred stock. The Corporation’s Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and sinking fund terms.

Under a shareholders rights agreement (the “Agreement”), the Corporation distributed preferred stock purchase rights (“Rights”) as a Rights dividend on March 13, 1997 at the rate of one Right for each share of the Corporation’s common stock held as of the close of business on that date. The existence of the Rights makes it less likely that a person will acquire significant voting control of the Corporation’s common stock or otherwise acquire the Corporation without the Board of Directors’ consent. Until the Distribution Date, which is defined in the Agreement, (1) the Rights are not exercisable, (2) the Rights are attached to and trade only together with the Corporation’s common stock, and (3) the stock certificates representing the Corporation’s common stock also represent the attached Rights. Each share of the Corporation’s common stock issued after March 13, 1997 and prior to the Distribution Date includes one Right. On the Distribution Date, the Rights will separate from the Corporation’s common stock, Rights certificates will be issued, and the Rights will become exercisable as described in the Agreement. The Rights expire on March 13, 2007, unless earlier redeemed or exchanged.

Historically, the majority of the funds for the payment of dividends by the Corporation have been obtained from the Bank. Under federal banking law, dividends declared by national banks in any calendar year may not, without the approval of the Office of the Comptroller of the Currency (“OCC”), exceed net profits (as defined), for that year combined with its retained net income for the preceding two calendar years. At December 31, 2004, the Bank could have declared dividends of $333.0 million without the approval of the OCC.

Federal banking law also prohibits the Corporation from borrowing from the Bank on less than a fully secured basis. The Corporation had no borrowings from the Bank at either December 31, 2004 or December 31, 2003.

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Availability of Funds from Subsidiaries; Restrictions on Cash Balances; Capital (Continued)

Corporation. During 2004 and 2003, reserve balances averaged approximately $65.5 million and $50.0 million, respectively.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under the regulatory accounting rules. The Corporation’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2004, the Corporation and the Bank meet and exceed all capital adequacy requirements to which either is subject. Additionally, the regulatory agencies are required by law to take specific prompt action with respect to banks that do not meet minimum capital standards. As of December 31, 2004, the Bank was categorized as “well capitalized.”

The Corporation’s actual amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
Dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2004
Total capital (to risk weighted assets)	$1,418.2	15.11%	$750.7	> 8.0%	$938.3	> 10.0%
Tier 1 capital (to risk weighted assets)	1,079.6	11.51%	375.3	> 4.0%	563.0	> 6.0%
Tier 1 capital (to average assets)	1,079.6	7.83%	551.6	> 4.0%	—	—
As of December 2003 (1)
Total capital (to risk weighted assets)	$1,280.3	14.85%	$689.8	> 8.0%	$862.3	> 10.0%
Tier 1 capital (to risk weighted assets)	930.9	10.80%	344.9	> 4.0%	517.4	> 6.0%
Tier 1 capital (to average assets)	930.9	7.48%	497.9	> 4.0%	—	—

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Availability of Funds from Subsidiaries; Restrictions on Cash Balances; Capital (Continued)

The Bank’s actual amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
Dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2004
Total capital (to risk weighted assets)	$1,482.6	15.87%	$747.4	> 8.0%	$934.3	> 10.0%
Tier 1 capital (to risk weighted assets)	1,147.1	12.28%	373.7	> 4.0%	560.6	> 6.0%
Tier 1 capital (to average assets)	1,147.1	8.38%	547.3	> 4.0%	684.2	> 5.0%
As of December 2003 (1)
Total capital (to risk weighted assets)	$1,335.6	15.56%	$686.6	> 8.0%	$858.2	> 10.0%
Tier 1 capital (to risk weighted assets)	986.7	11.50%	343.3	> 4.0%	514.9	> 6.0%
Tier 1 capital (to average assets)	986.7	8.00%	493.4	> 4.0%	616.7	> 5.0%

(1)    As of September 30, 2004, the Company reclassified the reserve for off-balance sheet credit commitments from the allowance for loan losses to other liabilities. Amounts presented prior to the third quarter of 2004 have been restated to conform with the presentation in the current reporting period.

Shareholders’ equity to assets as of December 31, 2004 was 9.48 percent compared with 9.36 percent as of December 31, 2003.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each client’s creditworthiness on a case-by-case basis.

The Company had outstanding commitments aggregating $3,818.7 million and $3,687.3 million at December 31, 2004 and 2003, respectively compared to outstanding loan balances of $8,494.2 million and $7,882.7 million, respectively. Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments. In addition, the Company had $432.1 million and $414.1 million outstanding in bankers’ acceptances and letters of credit at December 31, 2004 and 2003, respectively, of which $406.7 million and $368.0 million relate to standby letters of credit. Included in standby letters of credit were $395.6 million and $364.9 million of financial guarantees as of December 31, 2004 and 2003, respectively. Substantially all fees received from the issuance of financial guarantees are deferred and amortized on a straight-line basis over the terms of the guarantee.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Commitments and Contingencies (Continued)

As of December 31, 2004, the Company had venture capital fund commitments of $6.7 million of which $5.0 million was funded. As of December 31, 2003, the Company had venture capital fund commitments of $3.9 million, of which $1.3 million was funded.

The Corporation or its subsidiaries are defendants in various pending lawsuits claiming substantial amounts. Based upon present knowledge, management including in-house counsel does not believe that the final outcome of such lawsuits will have a material adverse effect on the Company.

The Company enters into indemnification agreements in the ordinary course of business under which the Company agrees to hold third parties harmless from any damages, losses and expense, including out-of-pocket legal and other expenses incurred in connection with any claims made and legal and other proceedings arising from relationships and/or transactions between the indemnified persons and the Company. These relationships and/or transactions include those arising from one of its subsidiaries, or an entity in which the Company or one of its subsidiaries has an interest, underwriting agreements relating to offers and sales of the Company’s securities, acquisition agreements, and various other business transactions or arrangements. Because the extent of the Company’s obligations under such indemnification agreements depends entirely upon the occurrence of future events that may give rise to a claim, the Company is unable to estimate the amount it would be required to pay in connection with any such claim.

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

Loan receivables

For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using dealer quotes, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded that the allowance for loan losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 2004 and 2003.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Disclosure about Fair Value of Financial Instruments (Continued)

Deposit liabilities

The fair value of demand and interest checking deposits, savings deposits, and certain money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities or the amount payable on demand less any interest forfeiture penalties, whichever is greater.

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

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Disclosure about Fair Value of Financial Instruments (Continued)

The estimated fair values of financial instruments of the Company are as follows:

	December 31, 2004			December 31, 2003
	Carrying	Fair		Carrying	Fair
Dollars in millions	Amount	Value		Amount	Value
Financial Assets:
Cash and due from banks	$240.5	$240.5		$461.4	$461.4
Federal funds sold	427.0	427.0		240.0	240.0
Due from banks-interest bearing	236.4	236.4		405.7	405.7
Securities available-for-sale	4,114.3	4,114.3		3,365.7	3,365.7
Trading account assets	75.9	75.9		91.5	91.5
Loans, net of allowance for credit losses	8,345.6	8,284.2		7,726.7	7,739.2
Derivative contracts	24.4	24.4	(1)	42.1	42.1	(1)
Financial Liabilities
Deposits	$11,987.0	$11,982.9		$10,937.1	$10,939.6
Federal funds purchased and securities sold under resale agreements	204.6	204.6		111.7	111.7
Other short-term borrowings	0.1	0.1		65.1	65.1
Subordinated and long-term debt	519.4	517.7		526.3	552.9
Commitments to extend credit	(18.8)	(18.8)		(18.3)	(18.3)
Commitments to venture capital funds	—	1.7		—	2.6

(1)          Estimated net gains to settle derivative contracts as of respective period ends

Note 13. Parent Corporation Only Condensed Financial Statements

Condensed parent corporation financial statements, which include transactions with subsidiaries, follow:

CONDENSED BALANCE SHEET

	December 31,
Dollars in thousands	2004	2003
Assets
Cash	$24,424	$42,256
Securities available-for-sale	116,689	118,308
Other assets	37,354	32,567
Investment in City National Bank	1,317,704	1,177,784
Investment in non-bank subsidiaries	85,861	78,373
Total assets	$1,582,032	$1,449,288
Liabilities
Senior notes	$223,224	$222,087
Other liabilities	10,273	7,945
Total liabilities	233,497	230,032
Shareholders’ equity	1,348,535	1,219,256
Total liabilities and shareholders’ equity	$1,582,032	$1,449,288

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Parent Corporation Only Condensed Financial Statements (Continued)

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	For the year ended December 31,
Dollars in thousands	2004	2003	2002
Income
Dividends from Bank and non-bank subsidiaries	$49,765	$10,097	$124,183
Interest and dividend income	5,481	5,199	3,935
Gain (loss) on sale of securities	1,322	635	(2,281)
Total income	56,568	15,931	125,837
Interest on notes payable to Bank and non-affiliates	4,853	4,965	1,376
Other expenses	1,817	2,032	1,244
Total expenses	6,670	6,997	2,620
Income before taxes and equity in undistributed income of Bank and non-bank subsidiaries	49,898	8,934	123,217
Income taxes (benefit)	53	(670)	(1,398)
Income before equity in undistributed income of Bank and non-bank subsidiaries	49,845	9,604	124,615
Equity in undistributed income of Bank and non-bank subsidiaries	156,477	177,073	58,485
Net income	$206,322	$186,677	$183,100

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Parent Corporation Only Condensed Financial Statements (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands	2004	2003	2002
Cash Flows From Operating Activities
Net income	$206,322	$186,677	$183,100
Adjustments to net income:
Equity in undistributed income of Bank and non-bank subsidiaries	(156,477)	(177,073)	(58,485)
Other, net	19,135	4,930	(705)
Net cash provided by operating activities	68,980	14,534	123,910
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(87,038)	(134,276)	(25,225)
Sales of securities available-for-sale	78,129	54,738	86,061
Investment in subsidiaries	(2,131)	(47,513)	(82,501)
Other, net	—	—	—
Net cash used by investing activities	(11,040)	(127,051)	(21,665)
Cash Flows For Financing Activities
Cash dividends paid	(62,926)	(47,281)	(38,636)
(Repayments) of borrowings from City National Bank	—	(9,652)	(56,021)
Other (repayments) borrowings	—	—	28,700
Net proceeds of issuance of senior notes	—	221,749	—
Repurchase of treasury shares	(43,825)	(45,715)	(59,528)
Stock options exercised	30,979	32,734	25,019
Net cash (used) provided by financing activities	(75,772)	151,835	(100,466)
Net (decrease) increase in cash	(17,832)	39,318	1,779
Cash at beginning of year	42,256	2,938	1,159
Cash at end of year	$24,424	$42,256	$2,938

Note 14. Derivative Financial Instruments

The following table presents the notional amount and fair value of interest rate risk management instruments:

	December 31,
	2004		2003
	Notional	Fair	Notional	Fair
Dollars in millions	Amount	Value	Amount	Value
Receive fixed/pay variable	$1,265.9	$24.4	$1,100.9	$42.1

The Company uses interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed rate deposits and borrowings and 2) to certain cash flows related to future interest payments on variable rate loans. As of December 31, 2004, the Company had $1,265.9 million notional amount of interest rate swaps, of which $540.9 million were fair value hedges and $725.0 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Derivative Financial Instruments (Continued)

and an increase in hedged deposits and borrowings of $26.4 million. The negative mark-to-market on the cash flow hedges of variable rate loans resulted in the reduction of other assets and comprehensive income of $2.0 million, before taxes of $0.8 million.

Amounts to be paid or received on the cash flow hedge interest rate swaps are reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $8.2 million that were reclassified into net interest income during 2004. Within the next 12 months, $0.5 million of comprehensive income is expected to be reclassified into net interest income.

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

Interest rate swap agreements involve the exchange of fixed- and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest rate risk management instruments had $24.4 million of credit risk exposure at December 31, 2004 and $42.1 million as of December 31, 2003. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at year-end. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to City National Corporation and to City National Bank. As of December 31, 2004, City National Corporation had no securities pledged to interest rate swap counterparties as collateral for fair value hedge transactions. As of December 31, 2004, City National Bank had received and was holding $14.3 million of cash and $3.8 million of securities as collateral for fair value and cash flow hedge transactions.

The periodic net settlement of interest rate risk management instruments is recorded as an adjustment to net interest income. These interest rate risk management instruments increased net interest income by $29.1 million, $31.5 million, and $32.2 million for 2004, 2003, and 2002, respectively.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Net Income Per Common Share

Calculations of basic and diluted net income per common share follow:

	For the year ended December 31,
Dollars in thousands, except for share amounts	2004	2003	2002
Basic
Net Income	$206,322	$186,677	$183,100
Average Common Shares Outstanding	50,552	50,371	49,783
Average Treasury Shares Outstanding	(1,327)	(1,629)	(220)
Average Unvested Restricted Shares Outstanding	(275)	(99)	—
Net Average Common Shares Outstanding	48,950	48,643	49,563
Basic Earnings Per Share	$4.21	$3.84	$3.69
Diluted
Net Income	$206,322	$186,677	$183,100
Average Common Shares Outstanding	50,552	50,371	49,783
Average Treasury Shares Outstanding	(1,327)	(1,629)	(220)
Net Average Common Shares Outstanding	49,225	48,742	49,563
Stock Option Dilution Adjustment	1,849	1,456	1,826
Shares Outstanding and Equivalents	51,074	50,198	51,389
Diluted Earnings Per Share	$4.04	$3.72	$3.56

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period.

Diluted net income per common share takes into consideration the dilution assuming the Corporation’s outstanding stock options were converted or exercised into common shares. The average price of the Corporation’s common stock for the period is used to determine the dilutive effect of outstanding stock options utilizing the treasury stock method. There were no outstanding stock options that were antidilutive at December 31, 2004. Outstanding stock options totaling 5,000 shares, and 702,247 shares were antidilutive at December 31, 2003 and 2002, respectively.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Other Comprehensive Income (Loss)

The components of other comprehensive income and the related tax effects were:

	Before	Tax	Net of
Dollars (In thousands)	Tax	Effect	Tax
2002
Securities available-for-sale
Net unrealized gain	$55,429	$23,280	$32,149
Less reclassification of net gains included in net income	2,207	927	1,280
Net unrealized gains arising during the year	53,222	22,353	30,869
Derivatives and hedging activities
Net unrealized loss	(19,773)	(8,305)	(11,468)
Reclassification of net gains included in net income	17,802	7,477	10,325
Net unrealized loss arising during the year	(1,971)	(828)	(1,143)
Other comprehensive income	$51,251	$21,525	$29,726
2003
Securities available-for-sale
Net unrealized losses	$(44,908)	$(18,861)	$(26,047)
Reclassification of net gains included in net income	2,759	1,159	1,600
Net unrealized losses arising during the year	(42,149)	(17,702)	(24,447)
Derivatives and hedging activities
Net unrealized losses	(15,114)	(6,348)	(8,766)
Reclassification of net gains included in net income	9,856	4,140	5,716
Net unrealized losses arising during the year	(5,258)	(2,208)	(3,050)
Other comprehensive loss	$(47,407)	$(19,910)	$(27,497)
2004
Securities available-for-sale
Net unrealized losses	$(18,797)	$(7,896)	$(10,901)
Reclassification of net losses included in net income	3,453	1,450	2,003
Net unrealized losses arinsing during the year	(15,344)	(6,446)	(8,898)
Derivatives and hedging activities
Net unrealized losses	(17,406)	(7,311)	(10,095)
Reclassification of net gains included in net income	8,170	3,432	4,738
Net unrealized losses arising during the year	(9,236)	(3,879)	(5,357)
Other comprehensive loss	$(24,580)	$(10,325)	$(14,255)

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Other Comprehensive Income (Loss) (Continued)

Cumulative other comprehensive income balances were:

		Net
		unrealized
	Net	gains	Cumulative
	unrealized	(losses) on	other
	gains	derivatives	comprehensive
	(losses) on	and hedging	income
Dollars (In thousands)	securities	activities	(loss)
Balance, December 31, 2001	$2,289	$8,385	$10,674
Net change	30,869	(1,143)	29,726
Balance, December 31, 2002	$33,158	$7,242	$40,400
Net change	(24,447)	(3,050)	(27,497)
Balance December 31, 2003	$8,711	$4,192	$12,903
Net change	(8,898)	(5,357)	(14,255)
Balance December 31, 2004	$(187)	$(1,165)	$(1,352)

Note 17. Subsequent Event-2005 Regulatory Developments

During the first quarter of 2005, the Bank announced that it had entered into a written agreement with the Comptroller of the Currency (the “Comptroller”). The agreement arises out of certain previously disclosed compliance activities regarding the Bank Secrecy Act of 1970 (“BSA”) and the USA Patriot Act of 2001 (“Patriot Act”) and requires the Bank to take appropriate actions to continue to improve its policies and procedures for complying with the BSA and the Patriot Act. The Bank has taken significant corrective actions, and adopted and implemented a number of policies and procedures, to address the concerns of the Comptroller and theses actions will continue in 2005. In connection with the agreement, the Bank paid a monetary assessment of $750,000.