Form 10-Q
period 2005-03-31
CITY NATIONAL CORP
filed 2005-05-09
CIK 201461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

YES  ☒  NO ☐

Number of shares of common stock outstanding at April 30, 2005 49,045,584

PART 1—FINANCIAL INFORMATON

ITEM 1.                FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,	March 31,
	2005	2004	2004
	(Unaudited)		(Unaudited)
	Dollars in thousands, except per share amounts
Assets
Cash and due from banks	$386,999	$240,492	$472,541
Federal funds sold	190,000	427,000	519,000
Due from banks—interest-bearing	36,982	236,362	34,570
Securities available-for-sale—cost $4,085,560; $4,114,620 and $3,563,508 at March 31, 2005, December 31, 2004 and March 31, 2004, respectively	4,018,969	4,114,298	3,612,173
Trading account securities	37,490	75,878	39,549
Loans	8,585,463	8,494,187	7,967,639
Less allowance for credit losses	147,607	148,568	154,498
Net loans	8,437,856	8,345,619	7,813,141
Premises and equipment, net	68,354	68,624	60,175
Deferred tax asset	132,143	102,196	60,049
Goodwill	251,494	253,740	253,737
Intangibles	39,622	41,063	46,120
Bank-owned life insurance	65,809	64,969	63,510
Affordable housing investments	60,898	62,864	65,831
Other assets	188,272	193,693	186,085
Customers’ acceptance liability	3,150	4,715	4,617
Total assets	$13,918,038	$14,231,513	$13,231,098
Liabilities
Demand deposits	$6,069,061	$6,026,428	$5,525,627
Interest checking deposits	828,510	889,512	833,003
Money market deposits	3,585,904	3,760,142	3,535,809
Savings deposits	194,928	196,366	196,153
Time deposits—under $100,000	182,277	181,618	195,053
Time deposits—$100,000 and over	901,944	932,849	849,032
Total deposits	11,762,624	11,986,915	11,134,677
Federal funds purchased and securities sold under repurchase agreements	155,645	204,654	88,063
Other short-term borrowings	125	125	50,125
Subordinated debt	280,068	288,934	300,758
Long-term debt	224,829	230,416	239,804
Reserve for unfunded credit commitments	12,944	11,751	10,574
Other liabilities	132,945	129,106	135,370
Acceptances outstanding	3,150	4,715	4,617
Total liabilities	12,572,330	12,856,616	11,963,988
Minority interest in consolidated subsidiaries	25,525	26,362	27,180
Commitments and contingencies
Shareholders’ Equity
Preferred Stock authorized—5,000,000; none outstanding	—	—	—
Common Stock-par value—$1.00; authorized—75,000,000; Issued—50,712,226; 50,589,408 and 50,583,124 shares at March 31, 2005, December 31, 2004 and March 31, 2004, respectively	50,712	50,589	50,583
Additional paid-in capital	419,505	410,216	409,235
Accumulated other comprehensive income	(43,288)	(1,352)	32,237
Retained earnings	995,688	957,987	849,859
Deferred equity compensation	(19,893)	(12,262)	(14,343)
Treasury shares, at cost—1,334,703; 1,042,629; and 1,754,657 shares at March 31, 2005, December 31, 2004 and March 31, 2004, respectively	(82,541)	(56,643)	(87,641)
Total shareholders’ equity	1,320,183	1,348,535	1,239,930
Total liabilities and shareholders’ equity	$13,918,038	$14,231,513	$13,231,098

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended March 31,
	2005	2004
	In thousands, except per share amounts
Interest Income
Loans	$125,257	$105,986
Securities available-for-sale	41,750	37,201
Trading account securities	217	38
Federal funds sold and securities purchased under resale agreements	211	432
Due from banks—interest-bearing	215	140
Total interest income	167,650	143,797
Interest Expense
Deposits	15,243	9,752
Federal funds purchased and securities sold under repurchase agreements	1,456	244
Other short-term borrowings	4	173
Subordinated debt	2,208	1,217
Other long-term debt	2,313	1,439
Total interest expense	21,224	12,825
Net interest income	146,426	130,972
Provision for credit losses	—	—
Net interest income after provision for credit losses	146,426	130,972
Noninterest Income
Trust and investment fees	19,437	15,588
Brokerage and mutual fund fees	9,868	8,726
Cash management and deposit transaction charges	9,010	11,098
International services	4,888	5,126
Bank-owned life insurance	864	831
Gain on sale of loans and assets	23	—
Gain on sale of securities	255	629
Other	6,013	4,572
Total noninterest income	50,358	46,570
Noninterest Expense
Salaries and employee benefits	66,632	59,676
Net occupancy of premises	7,616	7,308
Professional fees	8,714	6,106
Information services	5,166	4,522
Depreciation	3,615	3,228
Marketing and advertising	3,574	3,507
Office services	2,489	2,419
Amortization of intangibles	1,441	1,759
Equipment	549	765
Other operating	6,708	5,241
Total noninterest expense	106,504	94,531
Minority interest in net income of consolidated subsidiaries	1,811	1,600
Income before income taxes	88,469	81,411
Income taxes	33,008	30,513
Net income	$55,461	$50,898
Net income per share, basic	$1.13	$1.04
Net income per share, diluted	$1.09	$1.00
Shares used to compute income per share, basic	49,162	48,732
Shares used to compute income per share, diluted	51,030	50,679
Dividends per share	$0.36	$0.32

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2005	2004
	Dollars in thousands
Cash Flows From Operating Activities
Net income	$55,461	$50,898
Adjustments to net income:
Provision for credit losses	—	—
Amortization of restricted stock grants	882	508
Amortization of intangibles	1,441	1,759
Depreciation and software amortization	4,569	4,193
Tax benefit from exercise of stock options	2,138	1,673
Deferred income tax benefit	(29,947)	(8,171)
Gain on sales of loans and assets	(23)	—
Gain on sales and write-down of securities	(255)	(629)
Net (increase) decrease in other assets and other liabilities	(1,317)	6,800
Net decrease in trading securities	38,388	51,986
Other, net	23,999	3,668
Net cash provided by operating activities	95,336	112,685
Cash Flows From Investing Activities
Purchase of securities	(105,046)	(455,043)
Sales of securities available-for-sale	—	46,799
Maturities and paydowns of securities	133,610	193,811
Loan originations net of principal collections	(91,276)	(84,897)
Purchase of premises and equipment	(4,299)	(1,649)
Net cash used by investing activities	(67,011)	(300,979)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(224,291)	197,614
Net decrease in federal funds purchased and securities sold under repurchase agreements	(49,009)	(23,650)
Net decrease in short-term borrowings, net of transfers from long-term debt	—	(15,010)
Proceeds from exercise of stock options	7,229	7,273
Stock repurchases	(34,367)	(43,382)
Cash dividends paid	(17,760)	(15,630)
Net cash (used) provided by financing activities	(318,198)	107,215
Net decrease in cash and cash equivalents	(289,873)	(81,079)
Cash and cash equivalents at beginning of period	903,854	1,107,190
Cash and cash equivalents at end of period	$613,981	$1,026,111
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$27,886	$20,170
Income taxes	2,439	—
Non-cash investing activities:
Transfers from loans to foreclosed assets	$—	$—
Transfers from long-term debt to short-term borrowings	—	—

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

(Unaudited)

				Accumulated
			Additional	other				Total
	Shares	Common	paid-in	comprehensive	Retained	Deferred	Treasury	shareholders’
	issued	stock	capital	income	Earnings	Compensation	stock	equity
	Dollars in thousands
Balance, December 31, 2003	50,459,716	$50,460	$401,233	$12,903	$814,591	$(6,699)	$(53,232)	$1,219,256
Net income	—	—	—	—	50,898	—	—	50,898
Other comprehensive income, net of tax
Net unrealized gain on securities available-for-sale, net of reclassification adjustment of $0.3 million of net losses included in net income	—	—	—	19,493	—	—	—	19,493
Net unrealized loss on cash flow hedges, net of reclassification of $1.3 million of net gains included in net income	—	—	—	(159)	—	—	—	(159)
Total other comprehensive income	—	—	—	19,334	—	—	—	70,232
Issuance of shares for stock options			(1,700)				8,973	7,273
Restricted stock grants	123,408	123	8,029	—	—	(8,152)	—	—
Amortization of deferred compensation for stock grants	—	—	—	—	—	508	—	508
Tax benefit from stock options	—	—	1,673	—	—	—	—	1,673
Cash dividends	—	—	—	—	(15,630)	—	—	(15,630)
Repurchased shares, net	—	—	—	—	—	—	(43,382)	(43,382)
Balance, March 31, 2004	50,583,124	$50,583	$409,235	$32,237	$849,859	$(14,343)	$(87,641)	$1,239,930
Balance, December 31, 2004	50,589,408	$50,589	$410,216	$(1,352)	$957,987	$(12,262)	$(56,643)	$1,348,535
Net income	—	—	—	—	55,461	—	—	55,461
Other comprehensive income, net of tax
Net unrealized loss on securities available-for-sale, no reclassification adjustment in net income	—	—	—	(38,404)	—	—	—	(38,404)
Net unrealized loss on cash flow hedges, net of reclassification of $0.7 million of net gains included in net income	—	—	—	(3,532)	—	—	—	(3,532)
Total other comprehensive income	—	—	—	(41,936)				13,525
Issuance of shares for stock options	—	—	(1,240)	—		—	8,469	7,229
Restricted stock grants	122,818	123	8,391	—	—	(8,514)		—
Amortization of deferred compensation for stock grants	—	—	—	—	—	883	—	883
Tax benefit from stock options	—	—	2,138	—	—	—	—	2,138
Cash dividends	—	—	—	—	(17,760)	—	—	(17,760)
Repurchased shares, net	—	—	—	—	—	—	(34,367)	(34,367)
Balance, March 31, 2005	50,712,226	$50,712	$419,505	$(43,288)	$995,688	$(19,893)	$(82,541)	$1,320,183

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

2.                 The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for the 2005 interim period are not necessarily indicative of the results expected for the full year.

3.                 Trading account securities are stated at fair value. Investments not classified as trading securities are classified as securities available-for-sale and recorded at fair value. Unrealized holding gains or losses for securities available-for-sale, net of taxes are excluded from net income and are reported as other comprehensive income, which is shown as a separate component of shareholders’ equity.

4.                 Certain prior periods’ data have been reclassified to conform to current period presentation.

5.                 The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2005.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/05 - 01/31/05	187,300		$69.54	187,300		822,200
02/01/05 - 02/28/05	1,480	(3)	41.56	—		822,200
02/01/05 - 02/28/05	86,100		69.47	86,100		736,100
03/01/05 - 03/31/05	222,100		69.16	222,100		514,000
	496,980		69.28	495,500	(1)	514,000	(2)

(1)   We repurchased an aggregate of 495,500 shares of our common stock pursuant to the repurchase program that we publicly announced on May 24, 2004 (the “Program”).

(2)          Remaining shares available for repurchase pursuant to the program approved on May 24, 2004 by our Board of Directors. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased all shares authorized for repurchase thereunder.

(3)   During the first quarter of 2005, 1,480 shares were received in payment of the exercise price of stock options.

Basic earnings per share is based on the weighted average shares of common stock outstanding less unvested restricted shares and units. Diluted earnings per share gives effect to all dilutive potential common shares which consists of stock options and restricted shares and units that were outstanding during the period. At March 31, 2005, 2,290 stock options were antidilutive compared with 481,758 antidilutive stock options at March 31, 2004.

6.                 The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock option plans and, accordingly, no compensation cost has been recognized for its plans in the financial statements. As a practice, the Corporation’s stock option grants are such that the exercise price equals the current market price of the common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 “Share-Based Payment” using the Black Scholes option-pricing model, the Company’s proforma net income would have been reduced to the proforma amounts indicated below:

	For the three months ended March 31,
	2005	2004
	Dollars in thousands, except for per share amounts
Net Income, as reported	$55,461	$50,898
Total stock-based employee compensation expense under the fair-value method for all awards net of tax	(1,533)	(1,240)
Proforma Net Income	53,928	50,175
Shares basic, as reported	49,162	48,732
Shares diluted, as reported	51,030	50,679
Net Income per share, basic, as reported	1.13	1.04
Proforma Net Income per share, basic	1.10	1.03
Net Income per share, diluted, as reported	1.09	1.00
Proforma Net Income per share, diluted	1.06	0.99
Percentage reduction in net income per share diluted	3.05%	1.00%

Beginning in the second quarter of 2003, stock-based compensation performance awards included restricted stock grants with fewer stock options. The Company recorded $882,000 in expense for restricted stock awards in the first quarter of 2005 compared with $508,000 for the first quarter of 2004.

The Black Scholes option-pricing model requires assumptions on the expected life of the options based upon the pattern of exercise of options granted by the Corporation in the past; volatility based on changes in the price of the Corporation’s common stock during the past 10 years, measured monthly; the dividend yield and the risk-free investment rate. Actual dividend payments will depend upon a number of factors, including future financial results, and may differ substantially from the assumption. The risk-free investment rate is based on the yield on 10-year U.S. Treasury Notes on the grant date.

The actual value, if any, which a grantee may realize will depend upon the difference between the option exercise price and the market price of the Corporation’s common stock on the date of exercise.

On April 14, 2005 the Securities and Exchange Commission announced a new rule delaying the implementation of Statement of Financial Accounting Standards No. 123R, Share-Based Payment. The Commission’s new rule allows companies to implement Statement No. 123R at the start of their next fiscal year which begins after June 15, 2005. The Company will comply with the requirements of Statement No. 123R as of January 1, 2006.

7.                 On April 1, 2003, the Corporation acquired Convergent Capital Management LLC, a privately-held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms. Combined, these 10 firms managed assets of approximately $11.8 billion as of March 31, 2005. The purchase price was $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt. The acquisition resulted in $25.8 million in customer contract intangibles, which are being amortized over 20 years, and $21.5 million in goodwill.

8.                 As we previously reported, the California Franchise Tax Board has taken the position that certain real estate investment trust (‘REIT’) and registered investment company (‘RIC’) tax deductions shall be disallowed under California law. As of March 31, 2005, the Company continues to reflect a net $36.4 million state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $23.7 million after giving effect to Federal tax benefits. Although management intends to aggressively pursue its claims for REIT and RIC refunds for the 2000 to 2002 tax years, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or a portion of the net $23.7 million state tax receivable.

9.                 The Corporation has a profit sharing retirement plan covering eligible employees. Contributions are made annually and are allocated to participants based on their salaries. For the first quarter of 2005, the company recorded profit sharing contributions expense of $4.7 million, compared to $3.9 million for the first quarter of 2004.

As previously reported, during 2002 a Supplemental Executive Retirement Plan (‘SERP’) was created for one of the officers of the Company. At March 31, 2005, there was a $2.2 million unfunded pension liability and a $0.8 million intangible asset related to this plan. The total expense for the first quarter of 2005 and 2004 was $0.2 million and $0.3 million, respectively.

10.          As previously disclosed, City National Bank entered into a consent agreement with the Office of the Comptroller of the Currency on February 23, 2005 in connection with compliance with the Bank Secrecy Act and the USA Patriot Act, and paid a monetary assessment of $750,000 in the first quarter.

CITY NATIONAL CORPORATION
FINANCIAL HIGHLIGHTS
(Unaudited)

				Percentage change
	At or for the three months ended			March 31, 2005 from
	March 31,	December 31,	March 31,	December 31,	March 31,
	2005	2004	2004	2004	2004
	Dollars in thousands, except per share amounts
For The Quarter
Net income	$55,461	$49,746	$50,898	11%	9%
Net income per common share, diluted	1.09	0.97	1.00	12	9
Dividends, per common share	0.36	0.32	0.32	13	13
At Quarter End
Assets	$13,918,038	$14,231,513	$13,231,098	(2)	5
Loans	8,585,463	8,494,187	7,967,639	1	8
Securities	4,018,969	4,114,298	3,612,173	(2)	11
Deposits	11,762,624	11,986,915	11,134,677	(2)	6
Shareholders’ equity	1,320,183	1,348,535	1,239,930	(2)	6
Book value per share	26.97	27.39	25.54	(2)	6
Average Balances
Assets	$13,873,392	$14,120,530	$12,617,328	(2)	10
Loans	8,585,201	8,356,557	7,886,333	3	9
Securities	4,115,383	4,012,183	3,462,547	3	19
Deposits	11,572,401	11,938,672	10,533,471	(3)	10
Shareholders’ equity	1,352,472	1,330,614	1,222,017	2	11
Selected Ratios
Return on average assets	1.62%	1.40%	1.62%	16	0
Return on average shareholders’ equity	16.63	14.87	16.75	12	(1)
Corporation’s tier 1 leverage	8.12	7.83	7.60	4	7
Corporation’s tier 1 risk-based capital	11.69	11.51	10.65	2	10
Corporation’s total risk-based capital	15.27	15.11	14.41	1	6
Average shareholders’ equity to average assets	9.75	9.42	9.69	3	1
Dividend payout ratio, per share	32.02	31.81	30.71	1	4
Net interest margin	4.75	4.54	4.66	5	2
Efficiency ratio(1)	54.10	56.69	53.39	(5)	1
Asset Quality Ratios
Nonaccrual loans to total loans	0.35%	0.41%	0.54%	(15)	(35)
Nonaccrual loans and ORE to total loans and ORE	0.35	0.41	0.54	(15)	(35)
Allowance for loan losses to total loans	1.72	1.75	1.94	(2)	(11)
Allowance for loan losses to nonaccrual loans	493.37	428.92	361.54	15	36
Net charge-offs to average loans—annualized	0.01	—	(0.05)	N/M	(120)

(1)   The efficiency ratio is defined as noninterest expense, excluding ORE expense, divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” below relating to “forward-looking” statements included in this report.

RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified four policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These policies relate to the accounting for securities, allowance for credit losses, derivatives and hedging activities, and stock-based performance plans. The Company, with the concurrence of the Audit Committee and the Compensation, Nominating and Governance Committee, has reviewed and approved these critical accounting policies, which are further described in Management’s Discussion and Analysis and Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements in the Company’s 2004 Form 10-K as of December 31, 2004.

Overview

The Corporation recorded net income of $55.5 million, or $1.09 per share, for the first quarter of 2005 compared with $50.9 million, or $1.00 per share, for the first quarter of 2004 and $49.7 million, or $0.97 per share, for the fourth quarter of 2004.

Highlights

•       Revenue for the first quarter of 2005 rose 11 percent over the same period a year ago and 5 percent over the fourth quarter of 2004.

•       The net interest margin of 4.75 percent at March 31, 2005 represents a 21-basis-point increase over the December 31, 2004 net interest margin of 4.54 percent, and a 9-basis-point increase over the March 31, 2004 net interest margin of 4.66 percent.

•       No provision for credit losses was recorded for the seventh consecutive quarter, a result of continued strong credit quality and an adequate current level of the allowance for loan losses and the reserve for off-balance sheet credit commitments. Nonaccrual loans as of March 31, 2005 were $29.9 million, down 30 percent from March 31, 2004 and 14 percent from December 31, 2004.

•       Average deposits and average core deposits were both up 10 percent for the first quarter of 2005 from the first quarter a year ago due to continued bank-wide growth. Average core deposits represented 92 percent of the total average deposit base for the first quarter of 2005.

•       First-quarter average loans increased 9 percent from the same period last year to $8.6 billion.

•       Average securities for the first quarter of 2005 were up 19 percent from the same period a year ago as deposit growth outpaced loan growth in 2004.

Outlook

As disclosed in the Company’s press release on first-quarter earnings, management continues to expect the growth of earnings per share for 2005 to be approximately 11 to 14 percent higher than earnings per share for 2004.

Revenues

Revenue (net interest income plus noninterest income) for the first quarter of 2005 increased 11 percent to $196.8 million compared with $177.5 million for the first quarter of 2004 due to higher net interest income and wealth management fees. Revenue was up 5 percent from the fourth quarter of 2004.

Net Interest Income

Fully taxable-equivalent net interest income reached $149.9 million in the first quarter of 2005, up 12 percent from $134.3 million for the same period last year. Compared to the fourth quarter of 2004, fully taxable-equivalent net interest income grew 1 percent from $148.8 million. The net interest margin was 9 basis points higher than the first quarter of 2004 and 21 basis points higher than the fourth quarter of 2004. Both higher yields and higher average interest-earning assets contributed to the increases in net interest income and the net interest margin from the same period last year. Higher yields are responsible for the increases from the fourth quarter of 2004.

	For the three months ended			For the three
	March 31,		%	months ended	%
	2005	2004	Change	December 31, 2004	Change
	Dollars in millions
Average Loans	$8,585.2	$7,886.3	9	$8,356.6	3
Average Securities	4,115.4	3,462.5	19	4,012.2	3
Average Earning Assets	12,798.5	11,601.9	10	13,039.6	(2)
Average Deposits	11,572.4	10,533.5	10	11,938.7	(3)
Average Core Deposits	10,628.3	9,621.2	10	11,074.4	(4)
Fully Taxable-Equivalent Net Interest Income	149.9	134.3	12	148.8	1
Net Interest Margin	4.75%	4.66%	2	4.54%	5

Compared with the prior-year first-quarter averages, residential mortgage loans rose 17 percent, real estate construction loans rose 22 percent, commercial real estate mortgage loans rose 4 percent and commercial loans increased 2 percent. Compared with the prior quarter, average loans increased in all categories except installment loans.

Period-end March 31, 2005 loans increased $91.3 million from December 31, 2004, reflecting growth in commercial lending and most real estate-related loan categories.

Average securities increased 19 percent for the first quarter of 2005 compared with the same period for 2004 primarily due to deposit growth outpacing loan growth. Average securities were 3 percent higher than the fourth quarter of 2004. As of March 31, 2005 the unrealized net loss on securities available-for-sale was $66.6 million. The average duration of total available-for-sale securities at March 31, 2005 was 3.5 years compared with 3.0 years at December 31, 2004 and 3.1 years at March 31, 2004.

Average deposits during the first quarter of 2005 increased 10 percent over the same period last year and decreased 3 percent from the fourth quarter of 2004. Average core deposits represented 92 percent of the total average deposit base for the first quarter of 2005, compared with 91 percent for the first quarter of 2004 and 93 percent for the fourth quarter of 2004. New clients and higher balances maintained contributed to the year-over-year growth of deposits while the decrease from the 2004 fourth-quarter is due to the variability of our specialty deposit business, which totaled approximately $1.8 billion at March 31, 2005.

The Company had $1.4 billion notional value of “plain vanilla” interest rate swaps at March 31, 2005, which are part of its long-standing asset-liability management strategy of hedging loans, deposits, and borrowings. The swaps added $4.8 million to net interest income in the first quarter of 2005, compared with $8.3 million in the first quarter of 2004 and $5.9 million in the fourth quarter of 2004. These amounts included $3.6 million, $6.0 million, and $4.4 million, respectively, for interest rate swaps qualifying as fair value hedges. Income from swaps qualifying as cash-flow hedges was $1.2 million for the first quarter of 2005, compared with $2.3 million for the first quarter of 2004, and $1.5 million for the fourth quarter of 2004. Income from existing swaps qualifying as cash-flow hedges of loans expected to be recorded in net interest income within the next 12 months is $1.7 million.

Interest recovered on nonaccrual and charged-off loans included in net interest income for the first quarter of 2005 was $0.5 million, compared with $0.7 million for the first quarter of 2004, and $0.2 million for the fourth quarter of 2004.

The Bank’s prime rate was 5.75 percent as of March 31, 2005, an increase of 175 basis points over March 31, 2004.

The following table presents the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2005 and 2004. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Net Interest Income Summary

	For the three months ended			For the three months ended
	March 31, 2005			March 31, 2004
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
	Balance	expense(2)	rate	Balance	expense(2)	rate
	Dollars in thousands
Assets
Interest-earning assets
Loans
Commercial	$3,236,444	$45,946	5.76%	$3,172,149	$40,142	5.09%
Commercial real estate mortgages	1,876,720	30,415	6.57	1,807,549	28,203	6.28
Residential mortgages	2,285,759	31,358	5.56	1,952,305	26,801	5.52
Real estate construction	829,702	13,569	6.63	678,479	8,571	5.08
Equity lines of credit	265,417	3,550	5.42	194,184	2,011	4.17
Installment	91,159	1,513	6.73	81,667	1,432	7.05
Total loans(1)	8,585,201	126,351	5.97	7,886,333	107,160	5.47
Due from banks—interest-bearing	64,917	215	1.34	78,348	140	0.72
Federal funds sold and securities purchased under resale agreements	33,004	211	2.59	174,649	432	0.99
Securities available-for-sale	4,077,915	44,084	4.38	3,432,391	39,390	4.62
Trading account securities	37,468	222	2.40	30,156	39	0.52
Total interest-earning assets	12,798,505	171,083	5.42	11,601,877	147,161	5.10
Allowance for loan losses	(148,891)			(156,086)
Cash and due from banks	440,632			447,220
Other non-earning assets	783,146			724,317
Total assets	$13,873,392			$12,617,328
Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$858,290	182	0.09	$802,578	166	0.08
Money market accounts	3,689,866	9,093	1.00	3,421,000	5,819	0.68
Savings deposits	205,113	122	0.24	204,741	133	0.26
Time deposits—under $100,000	181,417	924	2.07	197,660	711	1.45
Time deposits—$100,000 and over	944,112	4,922	2.11	912,315	2,923	1.29
Total interest-bearing deposits	5,878,798	15,243	1.05	5,538,294	9,752	0.71
Federal funds purchased and securities sold under repurchase agreements	253,750	1,456	2.33	111,763	244	0.88
Other borrowings	519,505	4,525	3.53	578,988	2,829	1.97
Total interest-bearing liabilities	6,652,053	21,224	1.29	6,229,045	12,825	0.83
Noninterest-bearing deposits	5,693,603			4,995,177
Other liabilities	175,264			171,089
Shareholders’ equity	1,352,472			1,222,017
Total liabilities and shareholders’ equity	$13,873,392			$12,617,328
Net interest spread			4.13%			4.27%
Fully taxable-equivalent net interest income		$149,859			$134,336
Net interest margin			4.75%			4.66%

(1)           Includes average nonaccrual loans of $31,761 and $37,115 for 2005 and 2004, respectively.

(2)           Loan income includes loan fees of $5,418 and $5,553 for 2005 and 2004, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), mix (change in rate multiplied by change in volume), and rate (changes in rate multiplied by prior volume) of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between the first quarter of 2005 and the first quarter of 2004, as well as between the first quarter of 2004 and the first quarter of 2003.

Changes In Net Interest Income

	For the three months ended March 31,			For the three months ended March 31,
	2005 vs 2004			2004 vs 2003
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	Dollars in thousands
Interest earned on:
Loans	$9,407	$9,784	$19,191	$(1,057)	$(9,129)	$(10,186)
Securities available-for-sale	6,875	(2,181)	4,694	12,625	(4,695)	7,930
Trading account securities	11	172	183	1	(14)	(13)
Federal funds sold and securities purchased under resale agreements	(535)	314	(221)	115	(94)	21
Due from banks—interest-bearing	(28)	103	75	92	(1)	91
Total interest-earning assets	15,730	8,192	23,922	11,776	(13,933)	(2,157)
Interest paid on:
Interest checking deposits	6	10	16	56	(227)	(171)
Money market deposits	465	2,809	3,274	1,022	(2,776)	(1,754)
Savings deposits	—	(11)	(11)	9	(138)	(129)
Time deposits	51	2,161	2,212	(590)	(1,078)	(1,668)
Borrowings	395	2,513	2,908	(632)	(280)	(912)
Total interest-bearing liabilities	917	7,482	8,399	(135)	(4,499)	(4,634)
	$14,813	$710	$15,523	$11,911	$(9,434)	$2,477

The impact of interest rate swaps, which increases interest income on loans and reduces deposit and borrowing interest expense, is included in rate changes.

Provision for Credit Losses

The Company, for the seventh consecutive quarter, made no provision for credit losses in the first three months of 2005. This was attributable to the continued strong credit quality of its portfolio, low level of net charge-offs, management’s ongoing assessment of the credit quality of the portfolio, modest loan growth and an improving economic environment in our market areas. See “Allowance for Loan Losses and Reserve for Off-Balance Sheet Credit Commitments.”

The Company accounts for the credit risk associated with lending activities through its allowance and provision for loan losses. The provision is the expense recognized in the income statement to adjust the allowance to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. (See “Critical Accounting Policies” on page A-5 of the Company’s Form 10-K for the year ended December 31, 2004.)

The Company has not recorded a provision for loan losses since the second quarter of 2003. This was attributable to the continued strong credit quality of the Company’s loan portfolio, modest loan growth, changing economic conditions in 2003 and 2004 and management’s ongoing assessment of the credit quality of the loan portfolio. The key indicators of the improving asset quality of the loan portfolio during the period were an improvement in credit risk ratings, a decline in non-performing assets and low levels of net charge-offs. Total non-performing assets (nonaccrual loans and ORE) decreased from $42.7 million at March 31, 2004 to $29.9 million at March 31, 2005. Net loan charge-offs were $0.9 million for the quarter ended March 31, 2004 compared with net loan recoveries of $0.2 million for the quarter ended March 31, 2005. In addition, although the Company’s residential mortgage portfolio experienced a higher loan growth rate in 2003, 2004 and 2005 (as compared to more modest loan growth in other loan categories), since this loan portfolio has low loss characteristics, the increase did not significantly impact the allowance for loan losses.

In response to the improving credit performance and economic conditions, the Company considered it appropriate not to record a provision for loan losses in the first quarter of 2005. As a result of not recording the provision for loan losses since second quarter of 2003, the Company’s net income has been positively impacted. The company expects that the provision for credit losses may increase during 2005 if loan growth continues and if the levels of nonperforming loans and net charge-offs increase.

Noninterest Income

First-quarter 2005 noninterest income was 8 percent higher than the first quarter of 2004 due primarily to higher wealth management income. Noninterest income increased 21 percent over the fourth quarter of 2004, as the prior period included a writedown of certain preferred stock of government-sponsored entities. As a percentage of total revenue, noninterest income was 26 percent for the first quarters of both 2005 and 2004, and 22 percent for the fourth quarter of 2004.

Wealth Management

Trust and investment fees increased 25 percent over the first quarter of 2004 primarily due to higher balances under management or administration. Assets under management at March 31, 2005 increased 14 percent from the same period last year primarily due to new business, strong relative investment performance and higher market values. Increases in market values are reflected in fee income primarily on a trailing-quarter basis.

	At or for the
	three months ended			At or for the three
	March 31,		%	months ended	%
	2005	2004	Change	December 31, 2004	Change
	Dollars in millions
Trust and Investment Fee Revenue	$19.4	$15.6	25	$19.3	1
Brokerage and Mutual Fund Fees	9.9	8.7	13	9.9	0
Assets Under Management(1)	16,378.8	14,339.3	14	16,185.2	1
Assets Under Administration(2)	35,829.2	30,532.3	17	35,092.7	2

(1)          Excludes $6,071, $3,591, and $4,227 million of assets under management for the CCM minority-owned asset managers as of March 31, 2005, March 31, 2004, and December 31, 2004, respectively.

(2)          Includes assets under management.

Other Noninterest Income

Cash management and deposit transaction fees for the first quarter of 2005 decreased 19 percent from the same period last year. Compared with the fourth quarter of 2004, first-quarter 2005 cash management and deposit transaction fees were essentially unchanged. Higher average deposit balances and a higher earnings credit rate contributed to the variance from the first quarter of last year.

International service fees for the first quarter of 2005 fell 5 percent from the prior-year quarter and 10 percent from the fourth quarter of 2004 primarily due to pricing pressures.

Other income for the first quarter of 2005 was 32 percent higher than the first quarter of 2004 and 16 percent higher than the fourth quarter of 2004 primarily due to higher participating mortgage loan fees.

For the first quarter of 2005, the Company recorded $0.3 million in gains on the sale of assets and securities, compared to $0.6 million in gains for the first quarter of 2004 and $7.7 million in losses for the fourth quarter of 2004. As previously disclosed, results for the fourth quarter of 2004 included an $8.2 million non-cash charge on certain perpetual fixed-rate preferred securities issued by government-sponsored entities.

Noninterest Expense

First-quarter 2005 noninterest expense of $106.5 million was up 13 percent from $94.5 million for the first quarter of 2004, but down 1 percent from $107.5 million from the fourth quarter of 2004. The year-over-year increase was primarily related to higher staffing costs.

Staffing expenses were 12 percent higher in the first quarter of 2005 compared with the first quarter of 2004 due to hiring of new colleagues as well as higher commissions and bonuses. Staffing expenses increased 9 percent over the fourth quarter of 2004 primarily due to higher commissions paid and seasonally higher payroll taxes.

Professional fees for the first quarter of 2005 increased $2.6 million, or 43 percent, from the first quarter of 2004 for expenses related to compliance with the Sarbanes-Oxley Act, the Bank Secrecy Act, and the USA Patriot Act. Professional fees were down $2.6 million, or 23 percent, from the fourth quarter of 2004.

As previously disclosed, City National Bank entered into a consent agreement with the Office of the Comptroller of the Currency on February 23, 2005 in connection with compliance with the Bank Secrecy Act and the USA Patriot Act, and paid a monetary assessment of $750,000 in the first quarter.

For the first quarter of 2005, the efficiency ratio was 54.10 percent compared with 53.39 percent for the first quarter of 2004, and 56.69 percent for the fourth quarter of 2004.

Minority Interest

Minority interest consists of preferred stock dividends on the Bank’s real estate investment trust subsidiaries and the minority ownership share of earnings of the Corporation’s majority-owned asset management firms.

Income Taxes

The first-quarter 2005 effective tax rate was 37.3 percent, compared with 37.4 percent for all of 2004. The effective tax rates differ from the applicable statutory federal tax rate due to various factors, including state taxes, tax-exempt income including interest on bank-owned life insurance, and affordable housing investments.

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

As we previously reported, the California Franchise Tax Board has taken the position that certain real estate investment trust (‘REIT’) and registered investment company (‘RIC’) tax deductions shall be disallowed under California law. While management continues to believe that the tax benefits realized in previous years were appropriate, the company deemed it prudent to participate in the statutory Voluntary Compliance Initiative—Option 2, requiring payment of all California taxes and interest on the disputed 2000-through- 2002 tax years, and permitting the company to claim a refund for these years while avoiding certain potential penalties. The company’s strategic and financial positions remain unchanged from the previously reported periods. As of March 31, 2005, the Company continues to reflect a net $36.4 million state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $23.7 million after giving effect to Federal tax benefits. Although management intends to aggressively pursue its claims for REIT and RIC refunds for the 2000 to 2002 tax years, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or a portion of the net $23.7 million state tax receivable.

BALANCE SHEET ANALYSIS

Average assets for the first quarter of 2005 were higher than the first quarter of 2004, primarily due to an increase in average securities and loans. Total assets at March 31, 2005 increased 5 percent to $13.9 billion from $13.2 billion at March 31, 2004, and decreased 2 percent from $14.2 billion at December 31, 2004 due to the runoff of federal funds sold as a result of the seasonal decline in deposits in the first quarter.

Total average interest-earning assets for the first quarter of 2005 were $12.8 billion, an increase of 10 percent over the $11.6 billion in total average interest-earning assets for the first quarter of 2004 and were 2 percent lower than the $13.0 billion in average interest-earning assets for the fourth quarter of 2004.

Securities

Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

	March 31,		December 31,		March 31,
	2005		2004		2004
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	Dollars in thousands
U.S. Government and federal agency	$797,664	$783,642	$797,539	$793,195	$349,978	$354,096
Mortgage-backed	2,795,635	2,736,553	2,837,146	2,825,590	2,758,964	2,787,267
State and Municipal	304,088	308,354	292,244	302,073	266,329	279,075
Total debt securities	3,897,387	3,828,549	3,926,929	3,920,858	3,375,271	3,420,438
Marketable equity securities	188,173	190,420	187,691	193,440	188,237	191,735
Total securities	$4,085,560	$4,018,969	$4,114,620	$4,114,298	$3,563,508	$3,612,173

At March 31, 2005, securities available-for-sale totaled $4.0 billion, an increase of $0.4 billion compared with holdings at March 31, 2004 but a decrease of $0.1 billion from December 31, 2004. At March 31, 2005, the portfolio had an unrealized net loss of $66.6 million compared with an unrealized net loss of $0.3 million at December 31, 2004 and an unrealized gain of $48.7 million at March 31, 2004. The average duration of total available-for-sale securities at March 31, 2005 was 3.5 years. The 3.5 duration compares with 3.0 at December 31, 2004 and 3.1 at March 31, 2004. Duration provides a measure of fair value sensitivity to changes in interest rates. This is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors. See “Asset/Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the contractual remaining maturities and yields (taxable-equivalent basis) of debt securities in the securities portfolio as of March 31, 2005. Contractual maturities of mortgage-backed securities are substantially longer than their expected maturities due to scheduled and unscheduled principal payments. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year		Over 1 year		Over 5 years
	or less		thru 5 years		thru 10 years		Over 10 years		Total
		Yield		Yield		Yield		Yield		Yield
	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)
	Dollars in thousands
U.S. Government and federal agency	$82,999	2.18	$692,394	3.13	$8,249	3.31	$—	—	$783,642	3.03
Mortgage-backed	213,495	4.20	10,904	4.09	333,278	4.12	2,178,876	4.44	2,736,553	4.38
State and Municipal	9,498	6.98	110,738	6.64	121,728	5.88	66,390	6.18	308,354	6.25
Total debt securities	$305,992	3.74	$814,036	3.62	$463,255	4.57	$2,245,266	4.49	$3,828,549	4.24
Amortized cost	$309,713		$824,403		$468,691		$2,294,580		$3,897,387

Dividend income included in interest income on securities in the Unaudited Consolidated Statement of Income for the first quarter of 2005 and 2004 was $2.1 million and $1.9 million, respectively.

Loan Portfolio

A comparative period-end loan table is presented below:

Loans

	March 31,	December 31,	March 31,
	2005	2004	2004
	Dollars in thousands
Commercial	$3,205,776	$3,158,369	$3,163,312
Commercial real estate mortgages	1,919,788	1,892,823	1,807,591
Residential mortgages	2,323,879	2,248,742	1,977,952
Real estate construction	772,000	847,364	741,637
Equity lines of credit	274,735	255,194	197,269
Installment	89,285	91,695	79,878
Total loans, gross	8,585,463	8,494,187	7,967,639
Less allowance for credit losses	147,607	148,568	154,498
Total loans, net	$8,437,856	$8,345,619	$7,813,141

Total gross loans at March 31, 2005 were 8 percent and 1 percent higher than total loans at March 31, 2004 and December 31, 2004, respectively.

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

Nonaccrual Loans, ORE and Restructured Loans

	March 31,	December 31,	March 31,
	2005	2004	2004
	Dollars in thousands
Nonaccrual loans:
Commercial	$25,117	$30,334	$37,457
Commercial real estate morgtages	1,945	2,255	4,811
Residential mortgages	1,990	94	11
Real estate construction	—	790	—
Equity lines of credit	212	380	25
Installment	654	785	429
Total	29,918	34,638	42,733
ORE	—	—	—
Total nonaccrual loans and ORE	$29,918	$34,638	$42,733
Total nonaccrual loans as a percentage of total loans	0.35%	0.41%	0.54%
Total nonaccrual loans and ORE as a percentage of total loans and ORE	0.35	0.41	0.54
Allowance for loan losses to total loans	1.72	1.75	1.94
Allowance for loan losses to nonaccrual loans	493.37	428.92	361.54
Loans past due 90 days or more on accrual status:
Commercial	$807	$142	$5,057
Real estate	—	—	—
Installment	—	—	—
Total	$807	$142	$5,057

At March 31, 2005, there were $26.7 million of impaired loans included in nonaccrual loans, with an allowance allocation of $5.6 million. On a comparable basis, at December 31, 2004, there were $33.0 million of impaired loans, which had an allowance allocation of $9.0 million while at March 31, 2004, impaired loans were $41.9 million with an allowance allocation of $5.9 million. The assessment for impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. Additionally, some impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

The following table summarizes the changes in nonaccrual loans for the three months ending March 31, 2005 and 2004.

Changes in Nonaccrual Loans

	For the three months ended
	March 31,
	2005	2004
	Dollars in thousands
Balance, beginning of period	$34,638	$42,273
Loans placed on nonaccrual	8,459	17,414
Charge-offs	(2,826)	(3,595)
Loans returned to accrual status	(1,236)	(5,975)
Repayments (including interest applied to principal)	(9,117)	(7,384)
Balance, end of period	$29,918	$42,733

In addition to loans disclosed above as nonaccrual or restructured, management has also identified $2.4 million of credits to 6 borrowers where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loans on nonaccrual status at March 31, 2005. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.

Management’s classification of credits as nonaccrual, restructured, or problems does not necessarily indicate that the principal is uncollectable in whole or in part.

Allowance for Loan Losses and Reserve for Off-Balance Sheet Credit Commitments

At March 31, 2005, the allowance for loan losses was $147.6 million or 1.72 percent of outstanding loans and the reserve for off-balance sheet credit commitments was $12.9 million. The process used in the determination of the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan losses.

The table on the following page summarizes key statistics relating to the allowance for loan losses and reserve for off-balance sheet commitments.

	At or for the
	three months ended			At or for the three
	March 31,		%	months ended	%
	2005	2004	Change	December 31, 2004	Change
	Dollars in millions
Provision For Credit Losses	$—	$—	N/M	$—	N/M
Net Loan Recoveries/(Charge-Offs)	0.2	(0.9)	125	—	N/M
Annualized Percentage of Recoveries/ (Charge-offs) to Average Loans	0.01%	(0.05)%	120	—	N/M
Nonperforming Assets	$29.9	$42.7	(30)	$34.6	(14)
Percentage of Nonaccrual Loans and ORE to Total Loans and ORE	0.35%	0.54%	(35)	0.41%	(15)
Allowance for Loan Losses	$147.6	$154.5	(4)	$148.6	(1)
Reserve for Off-Balance Sheet Credit Commitments	$12.9	$10.6	22	$11.8	10
Percentage of Allowance for Loan Losses to Outstanding Loans	1.72%	1.94%	(11)	1.75%	(2)
Percentage of Allowance for Loan Losses to Nonaccrual Loans	493.37	361.54	36	428.92	15

The tables below summarize the changes in the allowance for loan losses and the reserve for off-balance sheet credit commitments for the three months ended March 31, 2005 and 2004.

Changes in Allowance for Loan Losses

	For the three months ended
	March 31,
	2005	2004
	Dollars in thousands
Loans outstanding	$8,585,463	$7,967,639
Average amount of loans outstanding	$8,585,201	$7,886,333
Balance of allowance for loan losses, beginning of period	$148,568	$156,015
Loans charged off:
Commercial	(1,572)	(3,256)
Real estate and other	(1,934)	(1,093)
Total loans charged off	(3,506)	(4,349)
Less recoveries of loans previously charged off:
Commercial	3,689	3,324
Real estate and other	49	111
Total recoveries	3,738	3,435
Net loans recoveries/(charge-offs)	232	(914)
Provision for credit losses	(1,193)	(603)
Balance, end of period	$147,607	$154,498
Total net charge-offs to average loans (annualized)	0.01%	(0.05)%
Ratio of allowance for loan losses to total period end loans	1.72%	1.94%

Changes in Reserve for Off-Balance Sheet Credit Commitments

	For the three months ended
	March 31,
	2005	2004
	Dollars in thousands
Balance at beginning of period	$11,751	$9,971
Provision for credit losses	1,193	603
Balance at end of period	$12,944	$10,574

Other Assets

Other assets included the following:

Other Assets

	March 31,	December 31,	March 31,
	2005	2004	2004
	Dollars in thousands
Interest rate swap mark-to-market	$9,836	$24,389	$54,188
Accrued interest receivable	54,652	53,169	44,600
Income tax refund	36,454	36,409	16,133
Other	87,330	79,726	71,164
Total other assets	$188,272	$193,693	$186,085

See “Net Interest Income” for a discussion of interest rate swaps that result in the swap mark-to-market asset of $9.8 million. See “Income Taxes” for a discussion of income tax refund receivable of $36.4 million.

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

The Company had outstanding and unfunded loan commitments aggregating $3,979.1 million at March 31, 2005 compared with $3,818.7 million at December 31, 2004 and $3,526.8 million at March 31, 2004. In addition, the Company had $425.4 million outstanding in letters of credit of which $400.1 million relate to standby letters of credit at March 31, 2005. At December 31, 2004, the Company had $432.1 million in outstanding letters of credit of which $406.7 million relate to standby letters of credit. Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments. There have been no material changes to the information provided in the Company’s off balance sheet arrangements since the last reporting period.

Deposits

Deposits totaled $11.8 billion at March 31, 2005, an increase of 6 percent compared with $11.1 billion at March 31, 2004, and a decrease of 2 percent from the $12.0 billion at December 31, 2004. Bank-wide growth contributed to the year-over-year increase while the decrease from December 31, 2004 was due to the variability of our specialty deposit business.

Demand deposits accounted for 52 percent of total deposits at March 31, 2005. Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 92 percent of total deposits at March 31, 2005. See “Net Interest Income.”

Borrowings

Borrowings have declined by $18.1 million from March 31, 2004 and $63.5 million from December 31, 2004 to $ 660.7 million at March 31, 2005 as the Company paid off Federal Home Loan Bank advances and reduced overnight borrowings.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at March 31, 2005, December 31, 2004, and March 31, 2004.

	Regulatory
	Well Capitalized	March 31,	December 31,	March 31,
	Standards	2005	2004	2004
City National Corporation
Tier 1 leverage	N/A	8.12%	7.83%	7.60%
Tier 1 risk-based capital	6.00%	11.69	11.51	10.65
Total risk-based capital	10.00	15.27	15.11	14.41
City National Bank
Tier 1 leverage	5.00	8.73	8.38	8.41
Tier 1 risk-based capital	6.00	12.52	12.28	11.73
Total risk-based capital	10.00	16.10	15.87	15.48

Tier 1 capital ratios include the impact of $26.0 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in minority interest in consolidated subsidiaries.

Shareholders’ equity to assets as of March 31, 2005 was 9.5 percent compared to 9.4 percent as of March 31, 2004 and 9.5 percent as of December 31, 2004.

The accumulated other comprehensive loss at March 31, 2005 was $43.3 million compared with income of $32.2 million at March 31, 2004 and a loss of $1.4 million at December 31, 2004.

On May 4, 2005, the Corporation declared a regular quarterly cash dividend on common stock at a rate of $0.36 per share to shareholders of record on May 18, 2005 payable on May 31, 2005.

LIQUIDITY MANAGEMENT

The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale. Liquidity is also provided by maturing securities and loans.

Average core deposits and shareholders’ equity comprised 86 percent of total funding of average assets in both first quarters of 2005 and 2004. This allows the Company to limit its use of more costly alternative funding sources. See “Net Interest Income.”

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

A quantitative and qualitative discussion about market risk is included on pages A-16 to A-22 of the Corporation’s Form 10-K for the year ended December 31, 2004.

Net Interest Simulation:   During the first quarter of 2005, the Company maintained an asset sensitive interest rate position. Based on the balance sheet at March 31, 2005, the Company’s net interest income simulation model indicates that net interest income would be impacted moderately by changes in interest rates. Assuming a static balance sheet, a gradual 100 basis point decline in interest rates over a twelve-month horizon would result in a decrease in projected net interest income of approximately 1.5 percent. The 1.5 percent at-risk amount is lower than recent historical results, which were 2.4 percent and 2.9 percent at December 31, 2004 and March 31, 2004, respectively. A gradual 100 basis point increase in interest rates over the next 12-month period would result in an increase in projected net interest income of approximately 0.9 percent. This is also less than the December 31, 2004 and March 31, 2004 results, which were 1.6 percent and 2.1 percent, respectively. Exposure remains within Board guidelines.

Present Value of Equity:   The model indicates that the Present Value of Equity (PVE) is somewhat vulnerable to a sudden and substantial increase in interest rates. As of March 31, 2005, a 200 basis point increase in interest rates results in a 6.9 percent decline in PVE. This compares to a 6.4 percent decline and a 4.1 percent decline at December 31, 2004 and March 31, 2004, respectively. Exposure remains within Board guidelines.

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	March 31, 2005			December 31, 2004			March 31, 2004
	Notional	Fair		Notional	Fair		Notional	Fair
	Amount	Value	Duration	Amount	Value	Duration	Amount	Value	Duration
Dollars in millions
Fair Value Receive
Fixed Interest Rate Swap Hedges
Certificates of deposit	$15.0	$0.2	0.9	$50.0	$0.5	0.5	$75.0	$2.2	0.8
Long-term and subordinated debt	490.9	11.0	5.1	490.9	25.9	5.3	490.9	45.1	6.0
Total fair value hedge swaps	505.9	11.1	5.0	540.9	26.4	4.9	565.9	47.2	5.3
Cash Flow Hedge Receive
Fixed Interest Rate Swaps
US Dollar LIBOR based loans	750.0	(8.0)	1.2	725.0	(2.0)	1.3	500.0	7.0	0.8
Prime based loans	100.0	(0.1)	2.6	—	—		—	—
Total cash flow hedge swaps	850.0	(8.1)	1.4	725.0	(2.0)	1.3	500.0	7.0	0.8
Fair Value and Cash Flow Hedge
Interest Rate Swaps	$1,355.9	$3.0 (1)	2.7	$1,265.9	$24.4	2.8	$1,065.9	$54.2	3.2

(1)        Net Fair Value is the sum of the mark-to-market asset on swaps of $9.8 million and the mark-to-market liability on swaps of $6.8 million.

Credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for City National Corporation and each subsidiary with each counterparty that were outstanding at the end of the period, taking into consideration legal right of offset. The Company’s swap agreements require collateral to mitigate the amount of credit risk if certain market value thresholds are exceeded. At March              31, 2005 City National Bank had credit exposure of $8.0 million, and had taken delivery of securities with positive market value of $6.9 million to cover margin requirements for this exposure. City National Corporation had delivered securities with a market value of $6.0 million as margin for swaps with a negative market value of about $5.0 million.

At March 31, 2005, the Company’s outstanding foreign exchange contracts for both those purchased as well as sold totaled $69.9 million all with maturities less than 1 year. Total outstanding foreign exchange contracts for both those purchased as well as sold at December 31, 2004 were $63.6 million all with maturities less than 1 year. The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging for clients’ transaction and economic exposures arising out of commercial transactions. The Company’s policies also permit limited proprietary currency positioning. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of its internal control over financial reporting as of December 31, 2004, that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Significant changes in the provision or applications of laws or regulations affecting our business, the impact of changes in regulatory, judicial, or legislative tax treatment of business transactions, and the costs to address Sarbanes-Oxley 404 and Bank Secrecy Act regulatory compliance principles including Anti-Money Laundering, USA Patriot Act, Know Your Client, and OFAC requirements could materially affect our business. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. Parts of our business are also subject to federal and state securities laws and regulations. Significant changes in these laws and regulations would also affect our business.

We face strong competition from financial service companies and other companies that offer banking services which can negatively impact our business. Increased competition in our market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we offer in our service area. These competitors include national, regional, and community banks. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. Legislation passed will make it easier for other types of financial institutions to compete with us.

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

PART II.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended March 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 5.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation’s Annual Shareholders’ Meeting was held on Wednesday, May 4, 2005, in Beverly Hills, California, at which the shareholders were asked to vote on the following matters:

1.     Election of nominees to serve on the Corporation’s Board of Directors.

Votes regarding the election of three Class III directors to serve for a term of three years and until their successors are duly elected and qualified are as follows:

	For	Withheld
Bram Goldsmith	46,719,920	835,018
Richard L. Bloch	46,969,210	585,728
Robert H. Tuttle	47,498,570	56,368
Kenneth Ziffren	47,005,458	549,480

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Class I Directors
George H. Benter Jr.
Kenneth L. Coleman
Peter M. Thomas
Andrea L. Van de Kamp

Class II Directors
Russell Goldsmith
Michael L. Meyer
Ronald L. Olson

2.                Ratification of the selection of KPMG LLP as the Corporation’s independent auditors for the fiscal year ending December 31, 2005

For	Against	Withheld
46,762,736	736,065	56,137

ITEM 6.   EXHIBITS

No.
10.6	City National Corporation 2005 Compensatory Agreement with CEO and Named Executive Officers was filed in current report on Form 8-K dated March 11, 2005, and is hereby incorporated by reference.
31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)
DATE:	May 9, 2005	/s/ CHRISTOPHER J. CAREY
CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)