Form 10-Q
period 2005-06-30
CITY NATIONAL CORP
filed 2005-08-08
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES   ☒         NO   ☐

Number of shares of common stock outstanding at July 31, 2005 49,178,095

PART 1—FINANCIAL INFORMATON

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,	June 30,
Dollars in thousands, except per share amounts	2005	2004	2004
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$406,709	$240,492	$485,208
Federal funds sold	400,000	427,000	595,000
Due from banks - interest-bearing	34,676	236,362	76,890
Securities available-for-sale—cost $4,075,374; $4,114,620 and $3,586,185 at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	4,057,267	4,114,298	3,518,757
Trading account securities	22,337	75,878	28,893
Loans	8,886,266	8,494,187	8,125,496
Less allowance for loan losses	147,930	148,568	153,271
Net loans	8,738,336	8,345,619	7,972,225
Premises and equipment, net	73,169	68,624	60,488
Deferred tax asset	110,443	102,196	127,991
Goodwill	251,494	253,740	253,736
Intangibles	38,181	41,063	44,360
Bank-owned life insurance	66,509	64,969	64,012
Affordable housing investments	68,222	62,864	65,174
Other assets	205,385	193,693	187,296
Customers’ acceptance liability	2,870	4,715	5,716
Total assets	$14,475,598	$14,231,513	$13,485,746
Liabilities
Demand deposits	$6,468,339	$6,026,428	$5,809,241
Interest checking deposits	791,183	889,512	861,987
Money market deposits	3,508,793	3,760,142	3,601,658
Savings deposits	191,959	196,366	199,650
Time deposits-under $100,000	180,819	181,618	191,250
Time deposits-$100,000 and over	1,011,115	932,849	791,133
Total deposits	12,152,208	11,986,915	11,454,919
Federal funds purchased and securities sold under repurchase agreements	204,052	204,654	94,898
Other short-term borrowings	27,678	125	50,125
Subordinated debt	285,771	288,934	286,896
Long-term debt	233,290	230,416	224,488
Reserve for off-balance sheet credit commitments	13,811	11,751	11,846
Other liabilities	129,630	129,106	101,869
Acceptances outstanding	2,870	4,715	5,716
Total liabilities	13,049,310	12,856,616	12,230,757
Minority interest in consolidated subsidiaries	25,400	26,362	27,180
Commitments and contingencies
Shareholders’ Equity
Preferred Stock authorized - 5,000,000; none outstanding	—	—	—
Common Stock-par value-$1.00; authorized—75,000,000;
Issued - 50,639,861; 50,589,408 and 50,578,256 shares at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	50,640	50,589	50,578
Additional paid-in capital	415,802	410,216	408,463
Accumulated other comprehensive loss	(12,948)	(1,352)	(38,418)
Retained earnings	1,035,589	957,987	886,367
Deferred equity compensation	(16,821)	(12,262)	(13,343)
Treasury shares, at cost—1,117,367; 1,042,629; and 1,268,452 shares at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	(71,374)	(56,643)	(65,838)
Total shareholders’ equity	1,400,888	1,348,535	1,227,809
Total liabilities and shareholders’ equity	$14,475,598	$14,231,513	$13,485,746

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
In thousands, except per share amounts	2005	2004	2005	2004
Interest Income
Loans	$132,621	$106,448	$257,878	$212,434
Securities available-for-sale	40,691	37,486	82,441	74,687
Federal funds sold and securities purchased under resale agreements	547	1,116	758	1,548
Due from banks—interest-bearing	114	92	329	232
Trading account	292	36	509	74
Total interest income	174,265	145,178	341,915	288,975
Interest Expense
Deposits	17,382	9,838	32,625	19,590
Subordinated debt	2,444	1,232	4,652	2,449
Other long-term debt	2,427	1,419	4,740	2,858
Federal funds purchased and securities sold under repurchase agreements	2,265	269	3,721	513
Other short-term borrowings	101	145	105	318
Total interest expense	24,619	12,903	45,843	25,728
Net interest income	149,646	132,275	296,072	263,247
Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	149,646	132,275	296,072	263,247
Noninterest Income
Trust and investment fees	19,632	16,664	39,069	32,252
Brokerage and mutual fund fees	9,928	9,367	19,796	18,093
Service charges on deposit accounts	8,874	10,942	17,884	22,040
International services	5,908	5,042	10,796	10,168
Bank-owned life insurance	652	715	1,516	1,546
Gain on sale of loans and other assets	162	—	185	—
Gain on sale of securities	844	871	1,099	1,500
Other	5,359	4,665	11,372	9,237
Total noninterest income	51,359	48,266	101,717	94,836
Noninterest Expense
Salaries and employee benefits	63,839	59,306	130,471	118,982
Net occupancy of premises	8,727	7,020	16,343	13,663
Legal and professional fees	10,791	7,359	19,505	14,130
Information services	5,010	4,588	10,176	9,110
Depreciation	3,540	3,274	7,155	6,502
Marketing and advertising	3,943	3,812	7,517	7,319
Office services	2,688	2,487	5,177	4,906
Amortization of intangibles	1,441	1,760	2,882	3,519
Equipment	646	636	1,195	1,401
Other operating	6,796	5,413	13,504	10,654
Total noninterest expense	107,421	95,655	213,925	190,186
Minority interest expense	1,532	1,306	3,343	2,906
Income before income taxes	92,052	83,580	180,521	164,991
Income taxes	34,345	31,380	67,353	61,893
Net income	$57,707	$52,200	$113,168	$103,098
Net income per share, basic	$1.18	$1.07	$2.30	$2.11
Net income per share, diluted	$1.13	$1.03	$2.22	$2.03
Shares used to compute income per share, basic	49,090	48,796	49,101	48,764
Shares used to compute income per share, diluted	51,043	50,925	51,037	50,864
Dividends per share	$0.36	$0.32	$0.72	$0.64

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
Dollars in thousands	2005	2004
Cash Flows From Operating Activities
Net income	$113,168	$103,098
Adjustments to net income:
Provision for credit losses	—	—
Amortization of restricted stock grants	1,969	1,265
Amortization of intangibles	2,882	3,519
Depreciation and software amortization	9,105	6,502
Tax benefit from exercise of stock options	4,683	2,559
Deferred income tax benefit	(8,247)	(62,078)
Gain on sales of securities	(1,099)	(1,500)
Net increase in other assets and other liabilities	(7,500)	(19,240)
Net decrease in trading securities	53,541	62,642
Amortization of cost and discount on long-term debt	353	—
Mark to market of long-term debt	(610)	—
Other, net	5,993	10,319
Net cash provided by operating activities	174,238	107,086
Cash Flows From Investing Activities
Purchase of securities	(411,515)	(704,411)
Sales of securities available-for-sale	74,321	61,322
Maturities and paydowns of securities	369,875	403,592
Loan originations net of principal collections	(392,079)	(242,754)
Purchase of premises and equipment	(13,650)	(6,183)
Other, net	—	(5)
Net cash (used) by investing activities	(373,048)	(488,439)
Cash Flows From Financing Activities
Net increase in deposits	165,293	517,856
Net decrease in federal funds purchased and securities sold under repurchase agreements	(602)	(16,815)
Net increase (decrease) in short-term borrowings, net of transfers from long-term debt	27,553	(15,010)
Net (decrease) in equity notes	(32)	—
Proceeds from exercise of stock options	14,150	20,378
Stock repurchases	(34,455)	(43,826)
Cash dividends paid	(35,566)	(31,322)
Net cash provided by financing activities	136,341	431,261
Net (decrease) increase in cash and cash equivalents	(62,469)	49,908
Cash and cash equivalents at beginning of period	903,854	1,107,190
Cash and cash equivalents at end of period	$841,385	$1,157,098
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$44,734	$26,142
Income taxes	48,439	66,500
Non-cash investing activities:
Transfers from long-term debt to short-term borrowings	—	—

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

Dollars in thousands	Shares issued	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained Earnings	Deferred Compensation	Treasury stock	Total shareholders’ equity
Balance, December 31, 2003	50,459,716	$50,460	$401,233	$12,903	$814,591	$(6,699)	$(53,232)	$1,219,256
Net income	—	—	—	—	103,098	—	—	$103,098
Other comprehensive income net of tax
Net unrealized loss on securities available-for-sale, net of relassification adjustment of $0.8 million of net gains included in net income	—	—	—	(47,789)	—	—	—	(47,789)
Net unrealized loss on cash flow hedges, net of reclassification of $2.8 million of net gains included in net income	—	—	—	(3,532)	—	—	—	(3,532)
Total other comprehensive income	—	—	—	(51,321)	103,098	—	—	51,777
Issuance of shares for stock options	—	—	(8,283)	—	—	—	31,220	22,937
Restricted stock grants	118,540	118	7,791	—	—	(7,909)	—	—
Amortization of restricted stock grants	—	—	—	—	—	1,265	—	1,265
Tax benefit from stock options	—	—	7,722	—	—	—	—	7,722
Cash dividends	—	—	—	—	(31,322)	—	—	(31,322)
Repurchased shares, net	—	—	—	—	—	—	(43,826)	(43,826)
Balance, June 30, 2004	50,578,256	$50,578	$408,463	$(38,418)	$886,367	$(13,343)	$(65,838)	$1,227,809
Balance, December 31, 2004	50,589,408	$50,589	$410,216	$(1,352)	$957,987	$(12,262)	$(56,643)	$1,348,535
Net income	—	—	—	—	113,168	—	—	113,168
Other comprehensive income net of tax
Net unrealized loss on securities available-for-sale, net of reclassification adjustment of $4.0 million of net loss included in net income	—	—	—	(10,306)	—	—	—	(10,306)
Net unrealized loss on cash flow hedges, net of reclassification of $0.9 million of net gains included in net income	—	—	—	(1,290)	—	—	—	(1,290)
Total comprehensive income	—	—	—	(11,596)	113,168	—	—	101,572
Issuance of shares for stock options	—	—	(3,868)	—	—	—	17,733	13,865
Restricted stock grants / vesting	50,453	51	4,771	—	—	(6,528)	1,991	285
Amortization of restricted stock grants	—	—	—	—	—	1,969	—	1,969
Tax benefit from stock options	—	—	4,683	—	—	—	—	4,683
Cash dividends	—	—	—	—	(35,566)	—	—	(35,566)
Repurchased shares, net	—	—	—	—	—	—	(34,455)	(34,455)
Balance, June 30, 2005	50,639,861	$50,640	$415,802	$(12,948)	$1,035,589	$(16,821)	$(71,374)	$1,400,888

See accompanying Notes to Consolidated Financial Statements.

CITY NATIONAL CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     City National Corporation (the Corporation) is the holding company for City National Bank (the Bank). City National Bank delivers banking, trust and investment services through more than 50 offices in Southern California, the San Francisco Bay Area, and New York City. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. As of July 15, 2005, the Corporation was approved to become a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999 (the ‘GLB Act’). Subject to the GLB Act and related rules and regulations, a financial holding company may engage in activities that are financial in nature or are incidental to financial activity.

2.     Our accounting and reporting policies conform with generally accepted accounting principles (‘GAAP’) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for the 2005 interim periods are not necessarily indicative of the results expected for the full year.

3.     Trading account securities are stated at fair value. Investments not classified as trading securities are classified as securities available-for-sale and recorded at fair value. Unrealized holding gains or losses for securities available-for-sale, net of taxes, are excluded from net income and reported as other comprehensive income, which is shown as a separate component of shareholders’ equity.

4.     Certain prior periods’ data have been reclassified to conform to current period presentation.

5.     The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2005.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/05 - 04/30/05	604	(3)	69.18	—	(1)	514,000	(2)

(1)          There were no repurchases by the Company of its common stock pursuant to the repurchase program that was publicly  announced on May 24, 2004 (Program).

(2)          Remaining shares available for repurchase pursuant to the program approved on May 24, 2004 by the Company’s Board of Directors. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased all shares authorized for repurchase thereunder.

(3)          During the second quarter of 2005, 604 shares were received in payment of the exercise price of stock options.

Basic earnings per share is based on the weighted average shares of common stock outstanding less unvested restricted shares and units. Diluted earnings per share gives effect to all dilutive potential common shares which consists of stock options and restricted shares and units that were outstanding during the period. At both June 30, 2005 and June 30, 2004, no stock options were antidilutive.

6.     The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock option plans and, accordingly, no compensation cost has been recognized for its plans in the financial statements. As a practice, the Corporation’s stock option grants are such that the exercise price equals the current market price of the common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 “Share-Based Payment” using the Black-Scholes option-pricing model, the Company’s proforma net income would have been reduced to the proforma amounts indicated below:

	For the three months ended June 30,		For the six months ended June 30,
Dollars in thousands, except for per share amounts	2005	2004	2005	2004
Net Income, as reported	$57,707	$52,200	$113,168	$103,098
Total stock-based employee compensation expense under the fair-value method for all awards, net of tax	$(1,240)	$(813)	$(2,773)	$(1,536)
Proforma Net Income	56,467	51,387	110,395	101,562
Shares basic, as reported	49,090	48,796	49,101	48,764
Shares diluted, as reported	51,043	50,925	51,037	50,864
Net Income per share, basic, as reported	1.18	1.07	2.30	2.11
Proforma Net Income per share, basic	1.15	1.05	2.25	2.08
Net Income per share, diluted, as reported	1.13	1.03	2.22	2.03
Proforma Net Income per share, diluted	1.11	1.01	2.16	2.00
Percentage reduction in net income per share diluted	1.77%	1.94%	2.70%	1.48%

The Company recorded $1.1 million in expense for restricted stock awards in the second quarter of 2005 and $2.0 million for the first six months of 2005 compared with $0.8 million and $1.3 million for the quarter and first six months of 2004, respectively.

The Black-Scholes option-pricing model requires assumptions on the expected life of the options based upon the pattern of exercise of options granted by the Corporation in the past; volatility based on changes in the price of the Corporation’s common stock during the past 10 years, measured weekly; the dividend yield and the risk-free investment rate. Actual dividend payments will depend upon a number of factors, including future financial results, and may differ substantially from the assumption. The risk-free investment rate is based on the yield on 10-year U.S. Treasury Notes on the grant date. The expected term is based on an historical analysis of exercise activity.

The actual pre-tax value, if any, which a grantee may realize will depend upon the difference between the option exercise price and the market price of the Corporation’s common stock on the date of exercise.

On April 14, 2005 the Securities and Exchange Commission announced a new rule delaying the implementation of Statement of Financial Accounting Standards No. 123R, Share-Based Payment. The Commission’s new rule allows companies to implement Statement No. 123R at the start of their next fiscal year, which begins after June 15, 2005. The Company will comply with the requirements of Statement No. 123R as of January 1, 2006. The current estimate of the full-year cost of complying with Statement No. 123R is $0.07 per share.

7.     As part of its asset and liability management strategies, the Company uses interest rate swaps to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. In accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative

Instruments and Hedging Activities,” as amended (SFAS No. 133), the Company recognizes derivatives as assets or liabilities on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

In accordance with SFAS No. 133, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a “fair value hedge” (a hedge of a recognized asset or liability), (ii) a “cash flow hedge” (a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid related to a recognized asset or liability) or (iii) an “undesignated hedge” (a derivative instrument not designated as a hedging instrument whose change in fair value is recognized as a benefit for protection against changing interest rates). All derivatives designated as fair value or cash flow hedges are linked to specific assets and liabilities on the balance sheet. The Company has not had any undesignated hedges during 2005 or 2004.

Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as discussed in SFAS No. 133) in offsetting changes in either the fair value or cash flows of the hedged item. For cash flow hedges, in which derivatives hedge the variability of cash flows related to loans that are indexed to US dollar LIBOR or to the Bank’s prime interest rate, the interest rate payment characteristics of LIBOR or prime based loans are analyzed, and interest rate swaps are executed to match the key terms of the underlying loan transactions, thus ensuring the effectiveness at inception. At least quarterly, the loan portfolio is evaluated and compared to the related interest rate swap transaction to ensure continuing effectiveness. For fair value hedges, in which derivatives hedge the fair value of certain certificates of deposits, subordinated debt and other long-term debt, the interest rate swaps are structured so that all key terms of the swaps match those of the underlying debt transaction, therefore ensuring hedge effectiveness at inception. On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged item and hedging instrument remain unchanged, therefore ensuring continuing effectiveness.

For effective fair-value hedges, the changes in the fair value of derivatives is reflected in current earnings on the same line in the consolidated statement of income as the hedged item, i.e. included in interest expense on deposits, other long-term debt and subordinated debt. For ineffective fair value hedges, the changes in fair value (the difference between changes in the fair value of the interest rate swap agreement and the hedged item) are recognized in other non-interest income in the consolidated statement of income. Fair values are determined from verifiable third-party sources that have considerable experience with the interest rate swap market.

For effective cash-flow hedges, changes in the derivatives’ fair value are reported in other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in other comprehensive income is recognized on the same line in the consolidated statement of income as the hedged item, i.e. included in the interest income on loans. To the extent these derivatives are not effective, changes in their fair values will be immediately recognized in other non-interest income in the consolidated statement of income.

For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest rate swaps is recorded as an adjustment to net interest income for the hedged items.

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) a derivative expires or is sold, terminated, or exercised, (iii) a derivative is de-designated as a hedge, because it is unlikely that a forecasted transaction will occur; (iv) the Company determines that designation of a derivative as a hedge is no longer appropriate.

If a derivative instrument in a fair value hedge is terminated or the hedge designation removed, the previous adjustments to the carrying amount of the hedged asset or liability are subsequently accounted for in the same manner as other components of the carrying amount of that asset or liability. For interest-earning assets and interest-bearing liabilities, such adjustments are amortized into earnings over the remaining life of the respective asset or liability. If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, related amounts reported in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

8.     As we previously reported, the California Franchise Tax Board has taken the position that certain real estate investment trust (‘REIT’) and registered investment company (‘RIC’) tax deductions shall be disallowed under California law. As of June 30, 2005, the Company continues to reflect a $36.4 million state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $23.7 million after giving effect to Federal tax benefits. Management is aggressively pursuing its claims for REIT and RIC refunds for the 2000 to 2002 tax years, however, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or a portion of the net $23.7 million state tax receivable.

9.     The Corporation has a profit sharing retirement plan covering eligible employees. Contributions are made annually and are allocated to participants based on their salaries. For the second quarter of 2005, the Company recorded profit sharing contributions expense of $3.2 million and $7.8 million for the six-month period ended June 30, 2005, compared to $4.1 million and $8.0 million for the second quarter of 2004 and the six-month period ending June 30, 2004.

The Company has a Supplemental Executive Retirement Plan (‘SERP’) for one of its officers. At June 30, 2005, there was a $2.3 million unfunded pension liability and a $0.8 million intangible asset related to the SERP. The total expense for the second quarter of 2005 was $0.1 million, and $0.3 million for the six-month period ended June 30, 2005, compared to $0.01 million for the second quarter 2004, and $0.3 million for the six-month period ended June 30, 2004, respectively.

CITY NATIONAL CORPORATION
FINANCIAL HIGHLIGHTS
(Unaudited)

	At or for the three months ended			Percentage change June 30, 2005 from
	June 30,	March 31,	June 30,	March 31,	June 30,
Dollars in thousands, except per share amounts	2005	2005	2004	2005	2004
For The Quarter
Net income	$57,707	$55,461	$52,200	4%	11%
Net income per common share, diluted	1.13	1.09	1.03	4	10
Dividends, per common share	0.36	0.36	0.32	0	13
At Quarter End(1)
Assets	$14,475,598	$13,918,038	$13,485,746	4	7
Loans	8,886,266	8,585,463	8,125,496	4	9
Securities	4,079,604	4,056,459	3,547,650	1	15
Deposits	12,152,208	11,762,624	11,454,919	3	6
Shareholders’ equity	1,400,888	1,320,183	1,227,809	6	14
Book value per share	28.51	26.97	25.05	6	14
Average Balance(1)
Assets	$14,040,591	$13,873,392	$13,223,397	1	6
Loans	8,762,411	8,585,201	8,053,916	2	9
Securities	4,071,516	4,115,383	3,600,997	(1)	13
Deposits	11,678,544	11,572,401	11,121,541	1	5
Shareholders’ equity	1,358,941	1,352,472	1,230,167	0	10
Selected Ratios
Return on average assets (annualized)	1.65%	1.62%	1.59%	2	4
Return on average shareholders’ equity (annualized)	17.03	16.63	17.07	2	(0)
Corporation’s tier 1 leverage	8.39	8.12	7.68	3	9
Corporation’s tier 1 risk-based capital	11.91	11.69	11.08	2	7
Corporation’s total risk-based capital	15.45	15.27	14.77	1	5
Average shareholders’ equity to average assets	9.68	9.75	9.30	(1)	4
Dividend payout ratio, per share	30.85	32.02	30.06	(4)	3
Net interest margin	4.73	4.75	4.49	(0)	5
Efficiency ratio(2)	53.39	54.10	52.72	(1)	1
Asset Quality Ratios
Nonaccrual loans to total loans	0.25%	0.35%	0.51%	(29)	(51)
Nonaccrual loans and OREO to total loans and OREO	0.25	0.35	0.51	(29)	(51)
Allowance for loan losses to total loans	1.66	1.72	1.89	(3)	(12)
Allowance for loan losses to nonaccrual loans	667.52	493.37	366.39	35	82
Net charge-offs to average loans—annualized	0.05	0.01	N/M	400	N/M

(1)          Certain prior period balances have been restated to conform to the current period presentation.

(2)          The efficiency ratio is defined as noninterest expense, excluding OREO expense, divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

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

Overview

City National Corporation is the parent company of City National Bank, the second largest independent bank headquartered in California. The Corporation offers a full complement of banking, trust and investment services through more than 50 offices, including 12 full-service regional centers, in Southern California, the San Francisco Bay Area and New York City.

The Corporation recorded net income of $57.7 million, or $1.13 per share, for the second quarter of 2005 compared with $52.2 million, or $1.03 per share, for the second quarter of 2004 and $55.5 million, or $1.09 per share, for the first quarter of 2005.

Highlights

•       Revenue for the second quarter of 2005 rose 11 percent over the second quarter of 2004.

•       Average loans grew to $8.8 billion, up 9 percent from the second quarter of 2004.

•       The net interest margin of 4.73 percent at June 30, 2005 represents a 2-basis-point decrease from the March 31, 2005 net interest margin of 4.75 percent, but a 24-basis-point increase over the June 30, 2004 net interest margin of 4.49 percent.

•       Credit quality continued to be strong. Nonaccrual loans as of June 30, 2005 fell to $22.2 million, a 47 percent decline from June 30, 2004. The Corporation required no provision for credit losses, remaining adequately reserved at 1.66 percent of total loans.

•       Average deposits for the second quarter reached $11.7 billion, up 5 percent from the same period last year.

Outlook

As disclosed in the Company’s press release on second-quarter earnings, management continues to expect earnings per share for 2005 to be approximately 11 to 14 percent higher than earnings per share for 2004.

Revenues

Second quarter revenue (net interest income plus noninterest income) grew to $201 million, up 11 percent from the second quarter of 2004, and 2 percent higher than the first quarter of this year.

Net Interest Income

Fully taxable-equivalent net interest income reached $152.7 million in the second quarter of 2005, up 13 percent from $135.6 million for the same period last year. Compared to the first quarter of 2005, fully taxable-equivalent net interest income grew 2 percent from $149.9 million. The margin narrowed primarily because average loans grew faster than average deposits and the yield on the Company’s securities portfolio fell 13 basis points, primarily due to the sale of higher yielding preferred stock in government-sponsored enterprises.

The bank’s prime rate was 6.25 percent on June 30, 2005, up from 4.25 percent at the same time last year, and 5.75 percent on March 31, 2005.

	For the three months			For the three
	ended June 30,		%	months ended	%
Dollars in millions	2005	2004	Change	March 31, 2005	Change
Average Loans	$8,762.4	$8,053.9	9	$8,585.2	2
Average Securities	4,071.5	3,601.0	13	4,115.4	(1)
Average Earning Assets	12,950.3	12,137.3	7	12,798.5	1
Average Deposits	11,678.5	11,121.5	5	11,572.4	1
Average Core Deposits	10,781.6	10,310.7	5	10,628.3	1
Fully Taxable-Equivalent
Net Interest Income	152.7	135.6	13	149.9	2
Net Interest Margin	4.73%	4.49%	5	4.75%	(0)

Second-quarter average loan balances increased 9 percent over the same period last year. Residential mortgage loans grew 16 percent, while commercial loans and commercial real estate mortgage loans each rose 6 percent. Real estate construction loans fell 5 percent, primarily as the result of accelerated repayments due to the fast pace of new home sales and early refinancing by income property developers taking advantage of low interest rates. Compared with the first quarter of this year, average loans increased in all categories except real estate construction loans.

In the first six months of 2005, the Company’s average loan balances increased 9 percent over the first six months of 2004.

Total loan balances at June 30, 2005 were $300 million higher than they were at March 31, 2005, reflecting the growth of commercial lending and most real estate-related loan categories.

The Company’s average deposits reached $11.7 billion in the second quarter, up 5 percent from the same period last year and 1 percent from the first quarter of 2005. In the first six months of 2005, the Company’s average deposits grew 7 percent over the first six months of 2004.

Period-end deposits were 3 percent higher than they were at March 31 of this year.

As part of its long-standing asset-liability management strategy, the Company uses “plain vanilla” interest rate swaps to hedge loans, deposits, and borrowings. The notional value of these swaps was $1.4 billion at June 30, 2005, up $0.3 billion from the second quarter of last year, but unchanged from the first quarter of this year. The swaps added $3.3 million to net interest income in the second quarter of 2005, compared with $4.8 million in the first quarter of 2005, and $8.0 in the second quarter of 2004. These amounts included $2.9 million, $3.6 million, and $5.5 million, respectively, for interest rate swaps qualifying as fair value hedges. Income from swaps qualifying as cash flow hedges was $0.4 million for the second quarter of 2005, compared with $1.2 million for the first quarter of 2005, and $2.5 million for the second quarter of 2004. Income from existing swaps qualifying as cash-flow hedges of loans expected to be recorded in net interest income within the next twelve months is $3.5 million.

The following table presents the components of net interest income on a fully taxable-equivalent basis for the three and six months ended June 30, 2005 and 2004. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Net Interest Income Summary

	For the three months ended June 30, 2005			For the three months ended June 30, 2004
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense(2)	rate	Balance	expense(2)	rate
Assets
Interest-earning assets
Loans
Commercial	$3,225,476	$48,755	6.06%	$3,041,626	$37,833	5.00%
Commercial real estate mortgages	1,925,644	31,752	6.61	1,813,126	27,456	6.09
Residential mortgages	2,353,998	32,109	5.47	2,036,426	27,414	5.41
Real estate construction	742,550	13,380	7.23	779,349	9,880	5.10
Equity lines of credit	296,852	4,219	5.70	203,647	2,300	4.54
Installment	217,891	3,473	6.39	179,742	2,741	6.13
Total loans(1)	8,762,411	133,688	6.12	8,053,916	107,624	5.37
Due from banks—interest-bearing	36,951	114	1.24	42,961	92	0.86
Federal funds sold and securities purchased under resale agreements	79,459	547	2.76	439,402	1,116	1.02
Securities available-for-sale	4,034,412	42,699	4.25	3,568,919	39,671	4.47
Trading account securities	37,104	301	3.25	32,078	38	0.48
Total interest-earning assets	12,950,337	177,349	5.49	12,137,276	148,541	4.92
Allowance for loan losses	(147,587)			(155,338)
Cash and due from banks	442,591			445,898
Other non-earning assets	795,250			795,561
Total assets	$14,040,591			$13,223,397
Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$848,997	177	0.08	$824,567	174	0.08
Money market accounts	3,567,195	10,271	1.15	3,648,952	6,163	0.68
Savings deposits	199,087	139	0.28	212,559	143	0.27
Time deposits—under $100,000	181,355	1,074	2.38	193,624	667	1.39
Time deposits—$100,000 and over	896,943	5,721	2.56	810,830	2,691	1.33
Total interest-bearing deposits	5,693,577	17,382	1.22	5,690,532	9,838	0.70
Federal funds purchased and securities sold under repurchase agreements	315,261	2,265	2.88	121,903	269	0.89
Other borrowings	518,319	4,972	3.85	589,991	2,796	1.91
Total interest-bearing liabilities	6,527,157	24,619	1.51	6,402,426	12,903	0.81
Noninterest-bearing deposits	5,984,967			5,431,009
Other liabilities	169,526			159,795
Shareholders’ equity	1,358,941			1,230,167
Total liabilities and shareholders’ equity	$14,040,591			$13,223,397
Net interest spread			3.98%			4.11%
Fully taxable-equivalent net interest income		$152,730			$135,638
Net interest margin			4.73%			4.49%

(1)           Includes average nonaccrual loans of $25,123 and $41,187 for 2005 and 2004, respectively.

(2)           Loan income includes loan fees of $5,517 and $5,025 for 2005 and 2004, respectively.

Net Interest Income Summary

	For the six months ended June 30, 2005			For the six months ended June 30, 2004
Dollars in thousands	Average Balance	Interest income/ expense(2)	Average interest rate	Average Balance	Interest income/ expense(2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,168,865	$92,499	5.89%	$3,072,367	$77,068	5.04%
Commercial real estate mortgages	1,901,317	62,167	6.59	1,810,337	55,473	6.16
Residential mortgages	2,320,068	63,467	5.52	1,994,365	54,215	5.47
Real estate construction	785,885	26,949	6.92	728,914	18,451	5.09
Equity lines of credit	281,221	7,769	5.57	198,916	4,497	4.55
Installment	216,937	7,188	6.68	165,224	5,080	6.18
Total loans(1)	8,674,293	260,039	6.05	7,970,123	214,784	5.42
Due from banks - interest bearing	50,857	329	1.30	60,655	232	0.77
Federal funds sold and securities purchased under resale agreements	56,360	758	2.71	307,025	1,548	1.01
Securities available-for-sale	4,056,044	86,783	4.31	3,500,655	79,061	4.54
Trading account securities	37,285	523	2.83	31,117	77	0.50
Total interest-earning assets	12,874,839	348,432	5.46	11,869,575	295,702	5.01
Allowance for loan losses	(148,236)			(155,712)
Cash and due from banks	441,617			446,559
Other non-earning assets	789,233			759,939
Total assets	$13,957,453			$12,920,361
Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$853,617	359	0.08	$813,573	340	0.08
Money market accounts	3,628,192	19,364	1.08	3,527,490	11,982	0.68
Savings deposits	202,083	261	0.26	216,136	276	0.26
Time deposits - under $100,000	181,386	1,998	2.22	195,642	1,378	1.42
Time deposits - $100,000 and over	920,398	10,643	2.33	861,573	5,614	1.31
Total interest - bearing deposits	5,785,676	32,625	1.14	5,614,414	19,590	0.70
Federal funds purchased and securities sold under repurchase agreements	284,676	3,721	2.64	116,834	513	0.88
Other borrowings	518,909	9,497	3.69	584,489	5,625	1.94
Total interest - bearing liabilities	6,589,261	45,843	1.40	6,315,737	25,728	0.82
Noninterest - bearing deposits	5,840,090			5,213,094
Other liabilities	172,378			165,438
Shareholders’ equity	1,355,724			1,226,092
Total liabilities and shareholders’ equity	$13,957,453			$12,920,361
Net interest spread			4.06%			4.19%
Fully taxable-equivalent net interest income		$302,589			$269,974
Net interest margin			4.74%			4.57%

(1)          Includes average nonaccrual loans of $28,442 and $41,233 for 2005 and 2004, respectively.

(2)          Loan income includes loan fees of $10,935 and $10,353 for 2005 and 2004, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between the second quarter and first six months of 2005 and the second quarter and first six months of 2004, as well as between the second quarter and first six months of 2004 and the second quarter and first six months of 2003.

Changes In Net Interest Income

	For the three months ended June 30, 2005 vs 2004			For the three months ended June 30, 2004 vs 2003
	Increase (decrease) due to		Net increase	Increase (decrease) due to		Net increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$10,089	$15,975	$26,064	$3,618	$(8,649)	$(5,031)
Due from banks - interest-bearing	(14)	36	22	27	30	57
Securities available-for-sale	5,037	(2,009)	3,028	8,179	(2,948)	5,231
Federal funds sold and securities purchased under resale agreements	(1,420)	851	(569)	508	(163)	345
Trading account securities	7	256	263	5	(29)	(24)
Total interest-earning assets	13,699	15,109	28,808	12,337	(11,759)	578
Interest paid on:
Interest checking deposits	3	—	3	44	(174)	(130)
Money market deposits	(140)	4,248	4,108	1,142	(2,236)	(1,094)
Savings deposits	(9)	5	(4)	8	(104)	(96)
Time deposits	264	3,173	3,437	(777)	(613)	(1,390)
Borrowings	605	3,567	4,172	(707)	(889)	(1,596)
Total interest-bearing liabilities	723	10,993	11,716	(290)	(4,016)	(4,306)
	$12,976	$4,116	$17,092	$12,627	$(7,743)	$4,884

Changes In Net Interest Income

	For the six months ended June 30, 2005 vs 2004			For the six months ended June 30, 2004 vs 2003
	Increase (decrease) due to		Net increase	Increase (decrease) due to		Net increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$21,015	$24,240	$45,255	$2,739	$(17,956)	$(15,217)
Due from banks - interest-bearing	(43)	140	97	126	22	148
Securities available-for-sale	12,593	(4,871)	7,722	20,686	(7,525)	13,161
Federal funds sold and securities purchased under resale agreements	(1,963)	1,173	(790)	624	(258)	366
Trading account securities	18	428	446	6	(43)	(37)
Total interest-earning assets	31,620	21,110	52,730	24,181	(25,760)	(1,579)
Interest paid on:
Interest checking deposits	6	16	22	105	(406)	(301)
Money market deposits	366	7,016	7,382	2,126	(4,974)	(2,848)
Savings deposits	(18)	—	(18)	33	(258)	(225)
Time deposits	317	5,332	5,649	(1,374)	(1,684)	(3,058)
Borrowings	1,030	6,050	7,080	(1,354)	(1,154)	(2,508)
Total interest-bearing liabilities	1,701	18,414	20,115	(464)	(8,476)	(8,940)
	$29,919	$2,696	$32,615	$24,645	$(17,284)	$7,361

The impact of interest rate swaps, which affect interest income on loans, deposit interest expense, and borrowing interest expense, is included in rate changes.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the income statement to adjust the allowance to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. (See “Critical Accounting Policies” on page A-5 of the Company’s form 10-K for the year ended December 31, 2004.)

The Company has not recorded a provision for loan losses since the second quarter of 2003. This is attributable to the continued strong credit quality of the Company’s loan portfolio, rate of loan growth, changing economic conditions and management’s ongoing assessment of the credit quality of the loan portfolio. The key indicators of the improving asset quality of the loan portfolio during the period were an improvement in credit risk ratings, a decline in nonaccrual loans and low levels of net charge-offs. Total nonaccrual loans decreased to $22.2 million at June 30, 2005 from $34.6 million at December 31, 2004, and $41.8 million at June 30, 2004. There were net loan recoveries of $1.2 million in the quarter ended June 30, 2005 compared with net loan recoveries of $45,000 for the three months ended June 30, 2004.

In response to the improving credit performance and economic conditions, the Company considered it appropriate not to record a provision for credit losses in the quarter ended June 30, 2005. This was attributable to the continued strong credit quality of its portfolio, the level of loan growth, net loan recoveries for both the second quarter and year-to-date, management’s ongoing assessment of the credit quality of the portfolio and an improving economic environment in our market areas.

As a result of not recording a provision for credit losses, the Company’s net income was positively impacted. The Company expects that the provision for credit losses may increase during the second half of 2005 based on a review of numerous qualitative and quantitative factors as determined by the allowance for loan losses methodology.

Noninterest Income

Second-quarter 2005 noninterest income of $51.4 million was 6 percent higher than the second quarter of 2004 due primarily to higher trust and investment fees. Noninterest income was 26 percent of total revenue in the second quarter of 2005, unchanged from the second quarter of last year and the first quarter of this year.

Wealth Management

Trust and investment fees increased 18 percent over the second quarter of 2004, primarily due to an increase in balances under management or administration. Assets under direct management grew more than 18 percent from the same period last year, largely as the result of new business, a strong relative investment performance and higher market values. Increases in market values are reflected in fee income primarily on a trailing-quarter basis.

	At or for the three months ended June 30,			At or for the three months ended
Dollars in millions	2005	2004	% Change	March 31, 2005	% Change
Trust and Investment Fee Revenue	$ 19.6	$ 16.7	18	$ 19.4	1
Brokerage and Mutual Fund Fees	9.9	9.4	6	9.9	1
Assets Under Management(1)	17,257.5	14,567.2	18	16,378.8	5
Assets Under Management or Administration	36,972.9	31,749.9	16	35,829.2	3

(1)   Excludes $5,539, $3,275, and $6,071 million of assets under management for the CCM minority-owned asset managers as of June 30, 2005, June 30, 2004, and March 31, 2005, respectively.

Other Noninterest Income

Second-quarter cash management and deposit transaction fees fell 19 percent from the same period last year and 2 percent from the first quarter of 2005, due largely to a higher earnings credit for clients who maintain deposit balances to pay for services.

International service fees for the second quarter of 2005 grew 17 percent from the same period last year and 21 percent from the first quarter of this year. This growth was primarily due to sharp increases in the demand for foreign exchange and standby letters of credit.

Other income was 15 percent higher in the second quarter of 2005 than it was for the same period one year ago. However, it fell 11 percent from the first quarter of 2005, reflecting a decline in the fees collected for participating mortgage loans and other loan-related services.

In the second quarter of 2005, the Company recorded $1 million in gains on the sale of assets and securities, compared with gains of $0.9 million for the second quarter of 2004 and $0.3 million for the first quarter of this year.

Noninterest Expense

Second-quarter 2005 noninterest expense amounted to $109 million up 12 percent from the same period last year and 1 percent from the first quarter of 2005. Noninterest expense increased 13 percent year to date.

Staffing expenses were 8 percent higher than they were one year ago, due to the addition of new business development, regulatory compliance and risk management personnel. However, these expenses fell 4 percent from the first quarter of 2005.

Legal and professional fees increased $3.4 million, or 47 percent, from the second quarter of 2004 and 24 percent from the first quarter of this year. These increases reflect costs associated with the Company’s commitment to further strengthen compliance with the Bank Secrecy Act and the USA Patriot Act.

The Company’s second-quarter efficiency ratio was 53.39 percent, compared with 52.72 percent for the second quarter of 2004, and 54.10 percent for the first quarter of this year.

Minority Interest

Minority interest consists of preferred stock dividends on the Bank’s real estate investment trust subsidiaries and the minority ownership share of earnings of the Corporation’s majority-owned asset management firms.

Income Taxes

The second-quarter 2005 effective tax rate was 37.3 percent, compared with 37.4 percent for all of 2004. The effective tax rates differ from the applicable statutory federal tax rate due to various factors, including state taxes, tax-exempt income including interest on bank-owned life insurance, and affordable housing investments.

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

As we previously reported, the California Franchise Tax Board has taken the position that certain real estate investment trust (‘REIT’) and registered investment company (‘RIC’) tax deductions shall be disallowed under California law. While management continues to believe that the tax benefits realized in previous years were appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative—Option 2, requiring payment of all California taxes and interest on the disputed 2000-through- 2002 tax years, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company has elected to proceed with its claim for refund as allowed by law. The Company’s strategic and financial positions remain unchanged from the previously reported periods. As of June 30, 2005, the Company continues to reflect a $36.4 million state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $23.7 million after giving effect to Federal tax benefits. Although management is aggressively pursuing its claims for REIT and RIC refunds for the 2000 to 2002 tax years, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or a portion of the net $23.7 million state tax receivable.

BALANCE SHEET ANALYSIS

Average assets for the second quarter of 2005 were higher than the second quarter of 2004, primarily due to increases in average securities and loans. Total assets at June 30, 2005 increased 7 percent to $14.5 billion from $13.5 billion at June 30, 2004, and increased 4 percent from $13.9 billion at March 31, 2005, largely due to the increase in loans.

Total average interest-earning assets for the second quarter of 2005 were $12.9 billion, an increase of 7 percent over the $12.1 billion in total average interest-earning assets for the second quarter of 2004 and were 1 percent higher than the $12.8 billion in average interest-earning assets for the first quarter of 2005.

Securities

Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

	June 30, 2005		December 31, 2004		June 30, 2004
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$ 806,146	$ 797,727	$ 797,539	$ 793,195	$ 354,628	$ 350,169
CMO’s	1,460,094	1,448,089	1,359,322	1,354,097	133,469	132,226
Other Mortgage-backed	1,368,432	1,357,215	1,477,824	1,471,493	2,632,137	2,570,514
State and Municipal	321,656	330,763	292,244	302,073	271,568	276,178
Total debt securities	3,956,328	3,933,794	3,926,929	3,920,858	3,391,802	3,329,087
Marketable equity securities	119,046	123,473	187,691	193,440	194,383	189,670
Total securities	$ 4,075,374	$ 4,057,267	$ 4,114,620	$ 4,114,298	$ 3,586,185	$ 3,518,757

At June 30, 2005, securities available-for-sale totaled $4.1 billion, an increase of $0.6 billion compared with holdings at June 30, 2004. At June 30, 2005, the portfolio had an unrealized net loss of $18.1 million compared with an unrealized net loss of $0.3 million at December 31, 2004 and an unrealized loss of $67.4 million at June 30, 2004. The average duration of total available-for-sale securities at June 30, 2005 was 3.1 years. This duration compares with 3.0 years at December 31, 2004 and 3.8 years at June 30, 2004. Duration provides a measure of fair value sensitivity to changes in interest rates. This is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors. See “Asset/Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the contractual remaining maturities and yields (fully taxable-equivalent basis) of debt securities in the securities portfolio as of June 30, 2005. Contractual maturities of mortgage-backed securities are substantially longer than their expected maturities due to scheduled and unscheduled principal payments. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agency	$ 114,225	2.61	$ 675,280	3.41	$ 8,222	3.31	$ —	—	$ 797,727	3.29
Mortgage-backed	202,494	4.19	27,975	4.20	325,148	4.14	2,249,687	4.45	2,805,304	4.39
State and Municipal	15,786	4.43	105,989	4.27	130,930	3.83	78,058	4.00	330,763	4.04
Total debt securities	$ 332,505	3.66	$ 809,244	3.57	$ 464,300	4.04	$ 2,327,745	4.43	$ 3,933,794	4.14
Amortized cost	$ 335,206		$ 812,963		$ 463,468		$ 2,344,691		$ 3,956,328

Dividend income included in interest income on securities in the Unaudited Consolidated Statements of Income for the second quarter of 2005 and 2004 was $1.2 million and $1.9 million, respectively.

Loan Portfolio

A comparative period-end loan table is presented below:

Loans

Dollars in thousands	June 30, 2005	December 31, 2004	June 30, 2004
Commercial	$ 3,320,836	$ 3,030,364	$ 2,981,806
Commercial real estate mortgages	1,892,187	1,892,823	1,842,956
Residential mortgages	2,398,627	2,248,742	2,114,335
Real estate construction	741,486	847,364	782,435
Equity lines of credit	310,101	255,194	214,533
Installment	223,029	219,700	189,431
Total loans, gross	8,886,266	8,494,187	8,125,496
Less allowance for credit losses	147,930	148,568	153,271
Total loans, net	$ 8,738,336	$ 8,345,619	$ 7,972,225

Total gross loans at June 30, 2005 were 5 percent and 9 percent higher than total loans at December 31, 2004 and June 30, 2004, respectively.

The following table presents information concerning nonaccrual loans, and OREO. Bank policy requires that a loan be placed on nonaccrual status if (1) either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, (2) full collection of interest or principal becomes uncertain, regardless of the time period involved or (3) regulators’ ratings of credits suggest that the loan be placed on nonaccrual.

Nonaccrual Loans and OREO

Dollars in thousands	June 30, 2005	December 31, 2004	June 30, 2004
Nonaccrual loans:
Commercial	$ 17,982	$ 30,334	$ 34,651
Commercial real estate morgtages	1,543	2,255	3,238
Residential mortgages	1,990	94	2,371
Real estate construction	—	790	1,168
Equity lines of credit	22	380	25
Installment	624	785	380
Total	22,161	34,638	41,833
OREO	—	—	—
Total nonaccrual loans and OREO	$ 22,161	$ 34,638	$ 41,833
Total nonaccrual loans as a percentage of total loans	0.25%	0.41%	0.51%
Total nonaccrual loans and OREO as a percentage of total loans and OREO	0.25	0.41	0.51
Allowance for loan losses to total loans	1.66	1.75	1.89
Allowance for loan losses to nonaccrual loans	667.52	428.92	366.39
Loans past due 90 days or more on accrual status:
Commercial	$ —	$ 142	$ 153
Installment	103	—	—
Total	$ 103	$ 142	$ 153

At June 30, 2005, there were $19.3 million of impaired loans included in nonaccrual loans, with an allowance allocation of $6.1 million. On a comparable basis, at December 31, 2004, there were $33.0 million of impaired loans, which had an allowance allocation of $9.0 million while at June 30, 2004, impaired loans were $38.9 million with an allowance allocation of $6.3 million. The assessment for impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. Additionally, some impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

The following table summarizes the changes in nonaccrual loans for the three and six months ending June 30, 2005 and 2004.

Changes in Nonaccrual Loans

	For the three months ended June 30,		For the six months ended June 30,
Dollars in thousands	2005	2004	2005	2004
Balance, beginning of period	$ 29,918	$ 42,733	$ 34,638	$ 42,273
Loans placed on nonaccrual	2,525	32,823	10,984	50,237
Charge-offs	(1,592)	(9,019)	(4,418)	(12,614)
Loans returned to accrual status	(2,942)	(5,483)	(4,178)	(11,458)
Repayments (including interest applied to principal)	(5,748)	(19,221)	(14,865)	(26,605)
Balance, end of period	$ 22,161	$ 41,833	$ 22,161	$ 41,833

In addition to loans in nonaccrual status disclosed above, management has also identified $2.6 million of credits to 10 borrowers where the ability to comply with the present loan repayment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loans on nonaccrual status at June 30, 2005. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.

Management’s classification of credits as nonaccrual or problems does not necessarily indicate that the principal is uncollectable in whole or in part.

Allowance for Loan Losses and Reserve for Off-Balance Sheet Credit Commitments

At June 30, 2005, the allowance for loan losses was $147.9 million or 1.66 percent of outstanding loans and the reserve for off-balance sheet credit commitments was $13.8 million. The process used in the determination of the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan losses.

The following table summarizes key statistics relating to the allowance for loan losses and reserve for off-balance sheet commitments.

	At or for the three months ended June 30,		%	At or for the three months ended March 31,	%
Dollars in millions	2005	2004	Change	2005	Change
Provision For Credit Losses	$—	$—	N/M	$—	N/M
Net Loan Recoveries/(Charge-Offs)	1.2	—	N/M	0.2	500
Annualized Percentage of Recoveries/
(Charge-offs) to Average Loans	0.05%	—%	N/M	0.01%	400
Nonperforming Assets	$22.2	$41.8	(47)	$29.9	(26)
Percentage of Nonaccrual Loans
and OREO to Total Loans and OREO	0.25%	0.51%	(51)	0.35%	(29)
Allowance for Loan Losses	$147.9	$153.2	(3)	$147.6	0
Reserve for Off-Balance Sheet
Credit Commitments	$13.8	$11.8	17	$12.9	7
Percentage of Allowance for Loan
Losses to Outstanding Loans	1.66%	1.89%	(12)	1.72%	(3)
Percentage of Allowance for Loan
Losses to Nonaccrual Loans	667.52	366.39	82	493.37	35

The following tables summarize the changes in the allowance for loan losses and the reserve for off-balance sheet credit commitments for the three and six months ended June 30, 2005 and 2004.

Changes in Allowance for Loan Losses

	For the three months ended		For the six months ended
	June 30,		June 30,
Dollars in thousands	2005	2004	2005	2004
Loans outstanding	$8,886,266	$8,125,496	$8,886,266	$8,125,496
Average amount of loans outstanding	$8,762,411	$8,053,916	$8,674,293	$7,970,123
Balance of allowance for loan losses, beginning of period	$147,607	$154,498	$148,568	$156,015
Loans charged off:
Commercial	(1,795)	(9,586)	(3,367)	(12,842)
Real estate and other	(20)	(14)	(1,954)	(1,107)
Total loans charged off	(1,815)	(9,600)	(5,321)	(13,949)
Less recoveries of loans previously charged off:
Commercial	2,861	8,631	6,550	11,955
Real estate and other	144	1,014	193	1,125
Total recoveries	3,005	9,645	6,743	13,080
Net loan recoveries/(charge-offs)	1,190	45	1,422	(869)
Provision for credit losses	(867)	(1,272)	(2,060)	(1,875)
Balance, end of period	$147,930	$153,271	$147,930	$153,271
Total net recoveries to average loans (annualized)	0.05%	—	0.02%	(0.01)
Ratio of allowance for loan losses to total period end loans			1.66%	1.89%

Changes in Reserve for Off-balance Sheet Credit Commitments

	For the three months ended		For the six months ended
	June 30,		June 30,
Dollars in thousands	2005	2004	2005	2004
Balance at beginning of period	$12,944	$10,574	$11,751	$9,971
Provision for credit losses	867	1,272	2,060	1,875
Balance at end of period	$13,811	$11,846	$13,811	$11,846

Other Assets

Other assets included the following:

	Other Assets
	June 30,	December 31,	June 30,
Dollars in thousands	2005	2004	2004
Interest rate swap mark-to-market	$21,176	$24,389	$25,405
Accrued interest receivable	57,814	53,169	45,521
Claim in receivership	11,887	11,887	12,151
Deferred compensation fund	26,685	22,130	17,906
Income tax refund	36,454	36,409	36,409
Other	51,369	45,709	49,904
Total other assets	$205,385	$193,693	$187,296

See “Net Interest Income” for a discussion of interest rate swaps that result in the swap mark-to-market asset of $21.2 million. See “Income Taxes” for a discussion of income tax refund receivable of $36.5 million.

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

The Company had outstanding and unfunded loan commitments aggregating $3,989.9 million at June 30, 2005 compared with $3,818.7 million at December 31, 2004 and $3,385.2 million at June 30, 2004. In addition, the Company had $434.8 million outstanding in letters of credit of which $408.3 million relate to standby letters of credit at June 30, 2005. At December 31, 2004, the Company had $432.1 million in outstanding letters of credit of which $406.7 million relate to standby letters of credit. Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments. There have been no material changes to the information provided in the Company’s off balance sheet arrangements since the last reporting period.

Deposits

Deposits totaled $12.2 billion at June 30, 2005, an increase of 6 percent compared with $11.5 billion at June 30, 2004, and an increase of 2 percent from the $12.0 billion at December 31, 2004. Bank-wide growth contributed to the year-over-year increase.

Demand deposits accounted for 53 percent of total deposits at June 30, 2005. Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 92 percent of total deposits at June 30, 2005. Included in core deposits are Specialty Deposits. Average Specialty Deposits, primarily from title and escrow companies, were $1,713.2 million for the three month period ended June 30, 2005, compared with $1,630.0 million for the three months ended December 31, 2004 and $1,603.5 million for the three months ended June 30, 2004. Average Specialty Deposits for the three months ended March 31, 2005 were $1,504.7 million. At June 30, 2005 quarterly average Specialty Deposits accounted for 14.7 percent of total quarterly average deposits. The increases in these deposits are a result of continued high demand and low interest rates in the California real estate market as well as new customers.

Borrowings

Borrowings have increased by $94.4 million from June 30, 2004 and $26.7 million from December 31, 2004 to $ 750.8 million at June 30, 2005 as a result of loans growing faster than deposits.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for the Corporation and the Bank at June 30, 2005, December 31, 2004, and June 30, 2004.

	Regulatory
	Well Capitalized	June 30,	December 31,	June 30,
	Standards	2005	2004	2004
City National Corporation
Tier 1 leverage	N/A	8.39%	7.83%	7.68%
Tier 1 risk-based capital	6.00%	11.91	11.51	11.08
Total risk-based capital	10.00	15.45	15.11	14.77
City National Bank
Tier 1 leverage	5.00	8.92	8.38	8.14
Tier 1 risk-based capital	6.00	12.62	12.28	11.70
Total risk-based capital	10.00	16.15	15.87	15.41

Tier 1 capital ratios include the impact of $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in minority interest in consolidated subsidiaries.

Shareholders’ equity to assets as of June 30, 2005 was 9.7 percent compared to 9.1 percent as of June 30, 2004 and 9.5 percent as of December 31, 2004.

The accumulated other comprehensive loss at June 30, 2005 was $12.9 million compared with a loss of $38.4 million at June 30, 2004 and a loss of $1.4 million at December 31, 2004.

The following table provides information about purchases by the Company during the six months ended June 30, 2005 of equity securities that are registered by the Company pursuant of Section 12 of the Exchange Act.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/05 - 01/31/05	187,300		$ 69.54	187,300		822,200
02/01/05 - 02/28/05	1,480	(3)	70.14	—		822,200
02/01/05 - 02/28/05	86,100		69.47	86,100		736,100
03/01/05 - 03/31/05	222,100		69.16	222,100		514,000
04/01/05 - 04/30/05	604	(3)	69.18	—		514,000
	497,584		69.36	495,500	(1)	514,000	(2)

(1)          The Company repurchased an aggregate of 495,550 shares of its common stock pursuant to the repurchase program that was publicly  announced on May 24, 2004 (Program).

(2)          Remaining shares available for repurchase pursuant to the program approved on May 24, 2004 by the Company’s Board of Directors. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased all shares authorized for repurchase thereunder.

(3)          2,084 shares were received in payment of the exercise price of stock options.

LIQUIDITY MANAGEMENT

The Company continues to manage its liquidity through the combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale. Liquidity is also provided by maturing securities and loans.

Average core deposits and shareholders’ equity comprised 86 percent of total funding of average assets in the second quarter of 2005 compared with 87 percent in the second quarter of 2004. See “Net Interest Income.”

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

Net Interest Simulation:   During the first half of 2005, the Company maintained an asset sensitive interest rate position. Based on the balance sheet at June 30, 2005, the Company’s net interest income simulation model indicates that net interest income would be impacted moderately by changes in interest rates. Assuming a static balance sheet, a gradual 100 basis point decline in interest rates over a twelve-month horizon would result in a decrease in projected net interest income of approximately 1.3 percent. This 1.3 percent at-risk amount is lower than recent historical results of 2.4 percent both at December 31, 2004 and June 30, 2004. A gradual 100 basis point increase in interest rates over the next twelve-month period would result in an increase in projected net interest income of approximately 0.7 percent. This is also less than the December 31, 2004 and June 30, 2004 results, which were both 1.6 percent.

Present Value of Equity:   The model indicates that the Present Value of Equity (PVE) is somewhat vulnerable to a sudden and substantial increase in interest rates. As of June 30, 2005, a 200 basis point increase in interest rates results in a 4.8 percent decline in PVE. This compares to a 6.4 percent decline and a 6.0 percent decline at December 31, 2004 and June 30, 2004, respectively.

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	June 30, 2005			December 31, 2004			June 30, 2004
	Notional	Fair		Notional	Fair		Notional	Fair
Dollars in millions	Amount	Value	Duration	Amount	Value	Duration	Amount	Value	Duration
Fair Value Receive Fixed Interest Rate Swap Hedges
Certificates of deposit	$ 15.0	$ 0.2	0.7	$ 50.0	$ 0.5	0.5	$ 50.0	$ 1.2	1.0
Long-term and subordinated debt	490.9	25.3	4.9	490.9	25.9	5.3	490.9	17.0	5.7
Total fair value hedge swaps	505.9	25.4	4.8	540.9	26.4	4.9	540.9	18.2	5.3
Cash Flow Hedge Receive Fixed Interest Rate Swaps
US Dollar LIBOR-based loans	700.0	(5.2)	1.1	725.0	(2.0)	1.3	550.0	1.1	0.8
Prime-based loans	150.0	1.0	2.2	—	—		—	—	—
Total cash flow hedge swaps	850.0	(4.2)	1.3	725.0	(2.0)	1.3	550.0	1.1	0.8
Fair Value and Cash Flow Hedge Interest Rate Swaps	$ 1,355.9	$ 21.2 (1)	2.6	$ 1,265.9	$ 24.4	2.8	$ 1,090.9	$ 19.3	3.0

(1)   Net fair value is the sum of the mark-to-market asset on swaps of $26.5 million and the mark-to-market liability on swaps of $5.3 million

Credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for City National Corporation and its subsidiaries with each counterparty that were outstanding at the end of the period, taking into consideration legal right of offset. The Company’s swap agreements require collateral to mitigate the amount of credit risk if certain market value thresholds are exceeded. At June 30, 2005 City National Bank had credit exposure of $17.5 million, and had taken delivery of securities with positive market value of $14.4 million to cover margin requirements for this exposure. City National Corporation had credit exposure of $3.7 million, and had taken delivery of securities with positive market value of $2.3 million to cover margin requirements for this exposure.

At June 30, 2005, the Company’s outstanding foreign exchange contracts for both those purchased as well as sold totaled $93.8 million all with maturities less than 1 year. Total outstanding foreign exchange contracts for both those purchased as well as sold at December 31, 2004 were $63.6 million all with maturities less than 1 year. The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging for clients’ transaction and economic exposures arising out of commercial transactions. The Company’s policies also permit limited proprietary currency positioning. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of its internal control over financial reporting that occurred during the registrant’s last fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A number of factors, some of which are beyond the Corporation’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) changes in interest rates, (2) significant changes in banking laws or regulations, (3) increased competition in the Corporation’s markets, (4) other-than-expected credit losses due to real estate cycles or other economic events, (5) earthquake or other natural disasters affecting the condition of real estate collateral, (6) the effect of acquisitions and integration of acquired businesses, and (7) the impact of changes in regulatory, judicial, or legislative tax treatment of business transactions.

Some of the consequences of these factors, any of which could hurt our business, are described below:

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

Significant changes in banking laws or regulations could materially affect our business.   The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in or repeals of existing laws may cause results to differ materially. Also federal monetary policy particularly as implemented through the Federal Reserve System, significantly affects our credit conditions primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing and bank reserve requirements. A material change in these conditions would affect our results. Parts of our business are also subject to federal and state securities laws and regulations. Significant changes in these laws and regulations would also affect our business.

Increased competition from financial service companies and other companies that offer banking services could negatively impact our business.   Increased competition in our market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we offer in our service area. These competitors include national, regional, and community banks. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. Legislation passed will make it easier for other types of financial institutions to compete with us.

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

Other general consequences of the factors described above that could hurt our business include an increase in loan delinquencies, increase in problem assets and foreclosures, decline in demand for our products and services and decline in the value of collateral for loans made by us, such as real estate, which in turn could reduce clients’ borrowing power and reduce the value of assets and collateral associated with our existing loans.

PART II.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)          Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended June 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 5.

ITEM 6.                EXHIBITS

No.
10.7	Compensatory Arrangement with President of City National Bank was filed in current report on Form 8-K dated June 1, 2005, and is hereby incorporated by reference.
10.8	Amendment to Employment Agreement dated as of May 15, 2005 by and between Bram Goldsmith and City National Corporation and City National Bank.
10.9	First Amendment to the City National Corporation Amended and Restated 2002 Omnibus Plan
31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)
DATE:	August 5, 2005	/s/ Christopher J. Carey
CHRISTOPHER J. CAREY
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)