Form 10-Q
period 2005-09-30
CITY NATIONAL CORP
filed 2005-11-08
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

YES ☒      NO   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐      NO   ☒

Number of shares of common stock outstanding at October 31, 2005:  49,159,199.

PART 1 - FINANCIAL INFORMATON

ITEM 1.                FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,	September 30,
Dollars in thousands, except per share amounts	2005	2004	2004
Assets
Cash and due from banks	$438,786	$240,492	$410,694
Federal funds sold	185,000	427,000	890,000
Due from banks - interest-bearing	39,485	236,362	37,890
Securities available-for-sale - cost $4,084,366; $4,114,620 and $3,775,384 at September 30, 2005, December 31, 2004 and September 30, 2004, respectively	4,030,296	4,114,298	3,780,750
Trading account securities	42,634	75,878	49,752
Loans	9,026,905	8,494,187	8,174,137
Less allowance for credit losses	152,920	148,568	148,056
Net loans	8,873,985	8,345,619	8,026,081
Premises and equipment, net	76,754	68,624	63,097
Deferred tax asset	121,384	102,196	98,955
Goodwill .	248,373	253,740	253,817
Intangibles	37,181	41,063	42,860
Bank-owned life insurance	67,266	64,969	64,491
Affordable housing investments	68,285	62,864	62,759
Other assets	196,753	193,693	196,500
Customers’ acceptance liability	3,262	4,715	3,754
Total assets	$14,429,444	$14,231,513	$13,981,400
Liabilities
Demand deposits	$6,345,907	$6,026,428	$5,922,689
Interest checking deposits	779,319	889,512	812,387
Money market deposits	3,396,777	3,760,142	3,887,011
Savings deposits	188,345	196,366	198,138
Time deposits-under $100,000	180,776	181,618	186,014
Time deposits-$100,000 and over	1,224,590	932,849	859,314
Total deposits	12,115,714	11,986,915	11,865,553
Federal funds purchased and securities sold under repurchase agreements	191,036	204,654	71,570
Other short-term borrowings	26,197	125	50,125
Subordinated debt	278,076	288,934	291,073
Long-term debt	221,168	230,416	231,882
Reserve for off-balance sheet credit commitments.	14,563	11,751	12,295
Other liabilities	137,395	129,106	114,741
Acceptances outstanding	3,262	4,715	3,754
Total liabilities	12,987,411	12,856,616	12,640,993
Minority interest in consolidated subsidiaries	24,856	26,362	27,180
Commitments and contingencies
Shareholders’ Equity
Preferred Stock authorized - 5,000,000 : none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000;Issued - 50,600,943; 50,589,408 and 50,585,201 shares at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.	50,601	50,589	50,585
Additional paid-in capital	414,073	410,216	409,597
Accumulated other comprehensive income	(36,879)	(1,352)	3,683
Retained earnings	1,077,561	957,987	924,066
Deferred equity compensation	(15,784)	(12,262)	(13,355)
Treasury shares, at cost - 1,107,734; 1,042,629; and 1,157,468 shares at September 30, 2005, December 31, 2004 and September 30, 2004, respectively	(72,395)	(56,643)	(61,349)
Total shareholders’ equity	1,417,177	1,348,535	1,313,227
Total liabilities and shareholders’ equity	$14,429,444	$14,231,513	$13,981,400

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
In thousands, except per share amounts	2005	2004	2005	2004
Interest Income
Loans	$142,251	$112,635	$400,129	$325,069
Securities available-for-sale	41,345	37,178	123,786	111,865
Federal funds sold and securities purchased under resale agreements	604	2,450	1,362	3,998
Due from banks - interest-bearing	150	84	479	316
Trading account	360	84	869	158
Total interest income	184,710	152,431	526,625	441,406
Interest Expense
Deposits	20,622	11,429	53,247	31,019
Subordinated debt	2,848	1,497	7,500	3,946
Other long-term debt	2,597	1,571	7,337	4,429
Federal funds purchased and securities sold under repurchase agreements	2,100	411	5,821	924
Other short-term borrowings	229	182	334	500
Total interest expense	28,396	15,090	74,239	40,818
Net interest income	156,314	137,341	452,386	400,588
Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	156,314	137,341	452,386	400,588
Noninterest Income
Trust and investment fees	19,856	16,850	58,925	49,102
Brokerage and mutual fund fees	10,910	9,675	30,706	27,768
Service charges on deposit accounts	8,370	10,322	26,254	32,362
International services	6,107	5,191	16,903	15,359
Bank-owned life insurance	1,017	588	2,533	2,134
Gain on sale of loans and other assets	801	9	986	9
Gain on sale of securities	241	327	1,340	1,827
Other	6,247	4,678	17,619	13,915
Total noninterest income	53,549	47,640	155,266	142,476
Noninterest Expense
Salaries and employee benefits	66,467	59,675	196,938	178,657
Net occupancy of premises	8,666	7,513	25,009	21,175
Legal and professional fees	10,672	8,193	30,177	22,324
Information services	5,492	4,522	15,668	13,632
Depreciation	3,530	3,614	10,685	10,116
Marketing and advertising	4,182	3,666	11,699	10,985
Office services	2,578	2,444	7,755	7,350
Amortization of intangibles	1,445	1,763	4,327	5,282
Equipment	578	478	1,773	1,879
Other operating	7,269	5,893	20,773	16,547
Total noninterest expense	110,879	97,761	324,804	287,947
Minority interest expense	1,761	1,502	5,104	4,408
Income before income taxes	97,223	85,718	277,744	250,709
Income taxes	37,413	32,240	104,766	94,133
Net income	$59,810	$53,478	$172,978	$156,576
Net income per share, basic	$1.22	$1.09	$3.52	$3.20
Net income per share, diluted	$1.17	$1.04	$3.39	$3.07
Shares used to compute income per share, basic	49,198	49,076	49,133	48,868
Shares used to compute income per share, diluted	51,123	51,182	51,066	50,970
Dividends per share	$0.36	$0.32	$1.08	$0.96

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
Dollars in thousands	2005	2004
Cash Flows From Operating Activities
Net income	$172,978	$156,576
Adjustments to net income:
Provision for credit losses	—	—
Amortization of restricted stock grants	3,057	2,209
Amortization of intangibles	4,327	5,282
Depreciation and software amortization	13,656	12,955
Tax benefit from exercise of stock options	7,291	2,797
Deferred income tax benefit	(19,188)	(26,365)
Gain on sale of assets	(986)	(9)
Gain on sales of securities	(1,340)	(1,827)
Net change in other assets and other liabilities	12,748	(39,313)
Net decrease in trading securities	33,244	41,783
Amortization of cost and discount on long-term debt	531	531
Mark to market on long-term debt	(15,345)	(9,112)
Other, net	21,237	16,857
Net cash provided by operating activities	232,210	162,364
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(631,749)	(1,449,766)
Sales of securities available-for-sale	89,580	416,355
Maturities and paydowns of securities	564,797	602,649
Loan originations, net of principal collections	(532,718)	(291,395)
Purchase of premises and equipment	(21,786)	(13,333)
Other investing activities	(445)	(4)
Net cash (used) by investing activities	(532,321)	(735,494)
Cash Flows From Financing Activities
Net increase in deposits	128,799	928,490
Net decrease in federal funds purchased and securities sold under repurchase agreements	(13,618)	(40,143)
Net increase (decrease) in short-term borrowings, net of transfers from long-term debt	26,072	(15,010)
Net decrease in equity notes	(2,568)	(2,091)
Proceeds from exercise of stock options	18,182	24,205
Stock repurchases	(43,935)	(43,826)
Cash dividends paid	(53,404)	(47,101)
Net cash provided by financing activities	59,528	804,524
Net (decrease) increase in cash and cash equivalents	(240,583)	231,394
Cash and cash equivalents at beginning of year	903,854	1,107,190
Cash and cash equivalents at end of period	$663,271	$1,338,584
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$78,772	$47,981
Income taxes	80,537	78,500
Non-cash investing activities:
Restructuring of investment in affiliate	943	—

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Accumulated
			Additional	other				Total
	Shares	Common	paid-in	comprehensive	Retained	Deferred	Treasury	shareholders’
Dollars in thousands	issued	stock	capital	income	Earnings	Compensation	stock	equity
Balance, December 31, 2003	50,459,716	$50,460	$401,233	$12,903	$814,591	$(6,699)	$(53,232)	$1,219,256
Net income	—	—	—	—	156,576	—	—	156,576
Other comprehensive income net of tax
Net unrealized loss on securities available-for-sale, net of reclassification adjustment of $1.7 million of net gains included in net income	—	—	—	(5,602)	—	—	—	(5,602)
Net unrealized loss on cash flow hedges, net of reclassification of $3.9 million of net gains included in net income	—	—	—	(3,618)	—	—	—	(3,618)
Total other comprehensive income	—	—	—	(9,220)	156,576	—	—	147,356
Issuance of shares for stock options	—	—	(8,707)	—	—	—	35,709	27,002
Restricted stock grants	125,485	125	8,304	—	—	(8,865)	—	(436)
Amortization of restricted stock grants	—	—	—	—	—	2,209	—	2,209
Tax benefit from stock options	—	—	8,767	—	—	—	—	8,767
Cash dividends	—	—	—	—	(47,101)	—	—	(47,101)
Repurchased shares, net	—	—	—	—	—	—	(43,826)	(43,826)
Balance, September 30, 2004	50,585,201	$50,585	$409,597	$3,683	$924,066	$(13,355)	$(61,349)	$1,313,227
Balance, December 31, 2004	50,589,408	$50,589	$410,216	$(1,352)	$957,987	$(12,262)	$(56,643)	$1,348,535
Net income	—	—	—	—	172,978	—	—	172,978
Other comprehensive income net of tax
Net unrealized loss on securities available-for-sale, net of reclassification adjustment of $4.0 million of net loss included in net income	—	—	—	(31,147)	—	—	—	(31,147)
Net unrealized loss on cash flow hedges, net of reclassification of $0.7 million of net gains included in net income	—	—	—	(4,380)	—	—	—	(4,380)
Total comprehensive income	—	—	—	(35,527)	172,978	—	—	137,451
Issuance of shares for stock options	(29,739)	(29)	(9,914)	—	—	—	28,125	18,182
Restricted stock grants / vesting	41,274	41	6,538	—	—	(6,579)	—	—
Amortization of restricted stock grants	—	—	—	—	—	3,057	—	3,057
Tax benefit from stock options	—	—	7,291	—	—	—	—	7,291
Cash dividends	—	—	—	—	(53,404)	—	—	(53,404)
Repurchased shares, net	—	—	(58)	—	—	—	(43,877)	(43,935)
Balance, September 30, 2005	50,600,943	$50,601	$414,073	$(36,879)	$1,077,561	$(15,784)	$(72,395)	$1,417,177

See accompanying Notes to Consolidated Financial Statements.

CITY NATIONAL CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                 City National Corporation (the Corporation) is the holding company for City National Bank (the Bank). City National Bank delivers banking, trust and investment services through 55 offices in Southern California, the San Francisco Bay area and New York City. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. As of July 15, 2005, the Corporation was approved to become a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999 (the ‘GLB Act’). Subject to the GLB Act and related rules and regulations, a financial holding company may engage in activities that are financial in nature or are incidental to financial activity.

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

5.                 The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2005.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
08/01/05 - 08/31/05	10,000		70.87	10,000		504,000
09/01/05 - 09/30/05	125,000		69.67	125,000		379,000	(2)
	135,000	(3)	69.76	135,000	(1)

(1)         During the third quarter of 2005, the Company repurchased 135,000 shares of its outstanding shares at an average price of $69.76. Through September 30, 2005 the Company has bought back 630,500 shares at an average price of $69.45.

(2)         Remaining shares available for repurchase pursuant to the program approved on May 24, 2004 by the Company’s Board of Directors. Unless terminated earlier by resolution of our Board of

CITY NATIONAL CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Directors, the program will expire when we have repurchased all shares authorized for repurchase thereunder.

(3)         During the third quarter of 2005, no shares were received in payment for the exercise price of stock options.

Basic earnings per share are based on the weighted average shares of common stock outstanding less unvested restricted shares and units. Diluted earnings per share give effect to all dilutive potential common shares, which consist of stock options and restricted shares and units that were outstanding during the period. At September 30, 2005, 69,392 options were antidilutive compared to no  antidilutive options at September 30, 2004.

6.                 The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock option plans and, accordingly, no compensation cost has been recognized for these plans in the financial statements. As a practice, the Corporation’s stock option grants are such that the exercise price equals the current market price of the common stock. Had the Company determined compensation cost based on the fair value of its stock options at the grant date(s) under SFAS No. 123 “Share-Based Payment” using the Black-Scholes option-pricing model, the Company’s proforma net income would have been reduced to the proforma amounts indicated below:

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands, except for per share amounts	2005	2004	2005	2004
Net Income, as reported	$59,810	$53,478	$172,978	$156,576
Total stock-based employee compensation expense under the fair-value method for all awards, net of tax	$(1,146)	$(833)	$(3,919)	$(2,369)
Proforma Net Income	58,664	52,645	169,059	154,207
Shares basic, as reported	49,198	49,076	49,133	48,868
Shares diluted, as reported	51,123	51,182	51,066	50,970
Net Income per share, basic, as reported	1.22	1.09	3.52	3.20
Proforma Net Income per share, basic	1.19	1.07	3.44	3.15
Net Income per share, diluted, as reported	1.17	1.04	3.39	3.07
Proforma Net Income per share, diluted	1.15	1.03	3.31	3.03
Percentage reduction in net income per share diluted	1.71%	0.96%	2.36%	1.30%

The Company recorded $1.1 million in expense for restricted stock awards in the third quarter of 2005 and $3.1 million for the first nine months of 2005 compared with $0.9 million and $2.2 million for the third quarter and first nine months of 2004, respectively.

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

CITY NATIONAL CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as discussed in SFAS No. 133) in offsetting changes in either the fair value or cash flows of the hedged item. For cash flow hedges, in which derivatives hedge the variability of cash flows on loans that are indexed to U.S. dollar LIBOR or the Bank’s prime interest rate, the interest rate payment characteristics of LIBOR or prime-based loans are analyzed, and interest rate swaps are executed to match the key terms of the underlying loan transactions, thus ensuring the effectiveness at inception. At least quarterly, the LIBOR and prime loan portfolios are evaluated and compared to the related interest rate swap transactions to ensure continuing effectiveness. For fair value hedges, in which derivatives hedge the fair value of certain certificates of deposits, subordinated debt and other long-term debt, the interest rate swaps are structured so that all key terms of the swaps match those of the underlying debt transactions, therefore ensuring hedge effectiveness at inception. On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and therefore that the hedges continue to be effective.

For fair value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings on the same line in the consolidated statement of income as the hedged items, i.e. included in interest expense on deposits, other long-term debt and subordinated debt. The ineffective portion of the changes in the fair value of these hedges (the difference between changes in the fair

CITY NATIONAL CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

value of the interest rate swaps and the hedged items) is recognized in other non-interest income in the consolidated statement of income.

For cash flow hedges, the effective portion of the changes in the derivatives’ fair value is reported in other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in other comprehensive income is recognized on the same line in the consolidated statement of income as the hedged item, i.e. included in the interest income on loans. The ineffective portion of the changes of fair value of cash flow hedges is recognized in other non-interest income in the consolidated statement of income.

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

8.                 As we previously reported, the California Franchise Tax Board has taken the position that certain real estate investment trust (‘REIT’) and registered investment company (‘RIC’) tax deductions shall be disallowed under California law. As of September 30, 2005, the Company maintains a $43.2 million state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $28.1 million after giving effect to Federal tax benefits. Management is aggressively pursuing its claims for REIT and RIC refunds for the 2000 to 2002 tax years, however, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or a portion of the net $28.1 million state tax receivable.

9.                 The Corporation has a profit sharing retirement plan covering eligible employees. Contributions are made annually and are allocated to participants based on their salaries. For the third quarter of 2005, the Company recorded profit sharing contributions expense of $5.0 million and $12.8 million for the nine-month period ended September 30, 2005, compared to $4.2 million and $12.2 million for the third quarter of 2004 and the nine-month period ending September 30, 2004.

The Company has a Supplemental Executive Retirement Plan (‘SERP’) for one of its officers. At September 30, 2005, there was a $2.5 million unfunded pension liability and a $0.8 million intangible asset related to the SERP. The total expense for the third quarter of 2005 was $0.2 million, and $0.5 million for the nine-month period ended September 30, 2005, compared to $0.1 million for the third quarter 2004, and $0.4 million for the nine-month period ended September 30, 2004.

CITY NATIONAL CORPORATION
FINANCIAL HIGHLIGHTS
(Unaudited)

	At or for the three months ended			Percentage change September 30, 2005 from
	September 30,	June 30,	September 30,	June 30,	September 30,
Dollars in thousands, except per share amounts	2005	2005	2004	2005	2004
For The Quarter
Net income	$59,810	$57,707	$53,478	4%	12%
Net income per common share, diluted	1.17	1.13	1.04	4	13
Dividends, per common share	0.36	0.36	0.32	0	13
At Quarter End (1)
Assets	$14,429,444	$14,475,598	$13,981,400	(0)	3
Securities	4,072,930	4,079,604	3,830,502	(0)	6
Loans	9,026,905	8,886,266	8,174,137	2	10
Deposits	12,115,714	12,152,208	11,865,553	(0)	2
Shareholders’ equity	1,417,177	1,400,888	1,313,227	1	8
Book value per share	28.85	28.51	26.73	1	8
Average Balances (1)
Assets	$14,255,721	$14,040,591	$13,612,389	2	5
Securities	4,066,635	4,071,516	3,676,953	(0)	11
Loans	8,982,620	8,762,411	8,173,882	3	10
Deposits	11,858,540	11,678,544	11,496,659	2	3
Shareholders’ equity	1,417,566	1,358,941	1,266,651	4	12
Selected Ratios
Return on average assets (annualized)	1.66%	1.65%	1.56%	1	6
Return on average shareholders’ equity (annualized)	16.74	17.03	16.80	(2)	(0)
Corporation’s tier 1 leverage	8.58	8.39	7.80	2	10
Corporation’s tier 1 risk-based capital	12.19	11.91	11.35	2	7
Corporation’s total risk-based capital	15.70	15.45	14.99	2	5
Average shareholders’ equity to average assets	9.94	9.68	9.31	3	7
Dividend payout ratio, per share	29.83	30.85	29.51	(3)	1
Net interest margin	4.80	4.73	4.46	1	8
Efficiency ratio (2)	52.90	53.39	52.68	(1)	0
Asset Quality Ratios
Nonaccrual loans to total loans	0.21%	0.25%	0.43%	(16)	(51)
Nonaccrual loans and OREO to toal loans and OREO	0.21	0.25	0.43	(16)	(51)
Allowance for loan losses to total loans	1.69	1.66	1.81	2	(7)
Allowance for loan losses to nonaccrual loans	824.19	667.52	419.79	23	96
Net recoveries/(charge-offs) to average loans - annualized	0.25	0.05	(0.23)	400	N/M

(1)          Certain prior period balances have been restated to conform to the current period presentation.

(2)          The efficiency ratio is defined as noninterest expense excluding OREO expense divided by total revenue (net interest income on a fully tax-equivalent basis and noninterest income).

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” below relating to “forward-looking” statements included in this report.

RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified four policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These policies relate to the accounting for securities, allowance for credit losses, derivatives and hedging activities, and stock-based performance plans. The Company, with the concurrence of the Audit Committee and the Compensation, Nominating and Governance Committee, has reviewed and approved these critical accounting policies, which are further described in Management’s Discussion and Analysis and Note 1 (Summary of Significant Accounting Policies) of the Consolidated Financial Statements in the Company’s 2004 Form 10-K as of December 31, 2004.

Overview

City National Corporation is the parent company of City National Bank, the second largest independent bank headquartered in California. The Corporation offers a full complement of banking, trust and investment services through 55 offices, including 12 full-service regional centers, in Southern California, the San Francisco Bay Area and New York City.

The Corporation recorded net income of $59.8 million, or $1.17 per share, for the third quarter of 2005 compared with $53.5 million, or $1.04 per share, for the third quarter of 2004 and $57.7 million, or $1.13 per share, for the second quarter of 2005.

Highlights

•       Revenue for the third quarter of 2005 rose 13 percent over the third quarter of 2004.

•       Average loans grew to $9.0 billion, up 10 percent from the third quarter of 2004.

•       The net interest margin of 4.80 percent at September 30, 2005 represents a 7-basis-point increase from the June 30, 2005 net interest margin of 4.73 percent, and a 34-basis-point increase over the September 30, 2004 net interest margin of 4.46 percent.

•       Credit quality continued to be strong. Nonaccrual loans as of September 30, 2005 fell to $18.6 million, a 47 percent decline from September 30, 2004. The Corporation required no provision for credit losses, remaining adequately reserved at 1.69 percent of total loans.

•       Average deposits for the third quarter reached $11.9 billion, up 3 percent from the same period last year.

Outlook

As disclosed in the Company’s press release on third-quarter earnings, management expects earnings per share for 2005 to be 11 to 14 percent higher than earnings per share for 2004.  Based on current economic and business conditions, management now expects per share earnings to be at the upper end of that range.

Revenues

Third-quarter revenue (net interest income plus noninterest income) grew to $209.9 million, up 13 percent from the third quarter of 2004, and 4 percent from the second quarter of this year.

Net Interest Income

Fully taxable-equivalent net interest income reached $159.3 million in the third quarter of 2005, up 13 percent from $140.8 million for the same period last year. Compared to the second quarter of 2005, fully taxable-equivalent net interest income grew 4 percent from $152.7 million. Net interest income increases were primarily attributable to increases in average commercial and residential loans, while noninterest income grew as a result of increases in wealth management assets under management and administration and higher demand for international services.

The bank’s prime rate was 6.75 percent on September 30, 2005, up from 4.75 percent at the same time last year, and 6.25 percent on June 30, 2005.

	For the three months ended			For the three
	September 30,		%	months ended	%
Dollars in millions	2005	2004	Change	June 30, 2005	Change
Average Loans	$8,982.6	$8,173.9	10	$8,762.4	3
Average Securities	4,066.6	3,677.0	11	4,071.5	0
Average Earning Assets	13,155.0	12,549.2	5	12,950.3	2
Average Deposits	11,858.5	11,496.7	3	11,678.5	2
Average Core Deposits	10,784.5	10,685.8	1	10,781.6	0
Fully Taxable-Equivalent
Net Interest Income	159.3	140.8	13	152.7	4
Net Interest Margin	4.80%	4.46%	8	4.73%	1

Third-quarter average loan balances increased 10 percent over the same period last year. Commercial lending portfolio grew 14 percent over the third quarter of 2004 and 5 percent from the second quarter of 2005. Residential mortgage loans grew 15 percent from the third quarter of last year. Commercial real estate mortgage loans rose 1 percent, but real estate construction loans declined 5 percent, primarily as the result of accelerated repayments due to the fast pace of new home sales and early refinancing by income property developers taking advantage of low long-term interest rates.

In the first nine months of 2005, the Company’s average loan balances increased 9 percent over the first nine months of 2004. Total loan balances at September 30, 2005 were $140.6 million higher than they were at June 30, 2005, reflecting the strong growth in commercial and residential mortgage lending.

The Company’s average deposits reached $11.9 billion in the third quarter, up 3 percent from the same period last year and 2 percent from the second quarter of 2005. In the first nine months of 2005, the Company’s average deposits grew 6 percent over the first nine months of 2004. Period-end deposits totaled $12.1 billion, down $36.5 million from June 30 of this year.

As part of its long-standing asset-liability management strategy, the Company uses “plain vanilla” interest rate swaps to hedge loans, deposits, and borrowings. The notional value of these swaps was $1.5 billion at September 30, 2005, up $0.5 billion from the third quarter of last year, and up from $1.4 billion from the second quarter of this year. The swaps added $1.8 million to net interest income in the third quarter of 2005, compared with $3.3 million in the second quarter of 2005, and $7.0 million in the third quarter of 2004. These amounts included income in the amount of $2.2 million, $2.9 million, and $5.0 million, respectively, for interest rate swaps qualifying as fair value hedges. Income / (loss) from swaps qualifying as cash flow hedges was ($0.4 million) for the third quarter of 2005, compared with $0.4 million for the second quarter of 2005, and $2.0 million for the third quarter of 2004. Expense from existing swaps of loans qualifying as cash-flow hedges expected to be recorded in net interest expense within the next twelve months is $6.3 million.

The following table presents the components of net interest income on a fully taxable-equivalent basis for the three and nine months ended September 30, 2005 and 2004. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Net Interest Income Summary

	For the three months ended			For the three months ended
	September 30, 2005			September 30, 2004
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (2)	rate	Balance	expense (2)	rate
Assets
Interest-earning assets
Loans
Commercial	$ 3,400,735	$ 53,208	6.21%	$ 2,996,202	$ 39,936	5.30%
Commercial real estate mortgages	1,803,907	31,389	6.90	1,785,287	28,098	6.26
Residential mortgages	2,508,410	35,561	5.67	2,188,276	29,510	5.39
Real estate construction	744,268	14,579	7.77	786,576	10,796	5.46
Equity lines of credit	309,942	4,762	6.10	221,104	2,462	4.43
Installment	215,358	3,825	7.05	196,437	3,061	6.20
Total loans(1)	8,982,620	143,324	6.33	8,173,882	113,863	5.54
Due from banks - interest bearing	41,054	150	1.45	38,992	84	0.86
Federal funds sold and securities purchased under resale agreements	64,685	604	3.70	659,368	2,450	1.48
Securities available-for-sale	4,029,717	43,262	4.26	3,641,294	39,390	4.30
Trading account securities	36,918	368	3.95	35,659	88	0.98
Total interest-earning assets	13,154,994	187,708	5.66	12,549,195	155,875	4.94
Allowance for loan losses	(151,228)			(152,560)
Cash and due from banks	441,018			431,497
Other non-earning assets	810,937			784,257
Total assets	$ 14,255,721			$ 13,612,389
Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$ 794,758	272	0.14	$ 834,540	176	0.08
Money market accounts	3,505,532	11,503	1.30	3,878,993	7,393	0.76
Savings deposits	196,356	142	0.29	207,811	128	0.25
Time deposits - under $100,000	183,460	1,222	2.64	188,639	713	1.50
Time deposits - $100,000 and over	1,074,061	7,483	2.76	810,827	3,019	1.48
Total interest - bearing deposits	5,754,167	20,622	1.42	5,920,810	11,429	0.77
Federal funds purchased and securities sold under repurchase agreements	256,366	2,100	3.25	128,556	411	1.27
Other borrowings	544,638	5,674	4.13	561,198	3,250	2.30
Total interest - bearing liabilities	6,555,171	28,396	1.72	6,610,564	15,090	0.91
Noninterest - bearing deposits	6,104,373			5,575,849
Other liabilities	178,611			159,325
Shareholders’ equity	1,417,566			1,266,651
Total liabilities and shareholders’ equity	$ 14,255,721			$ 13,612,389
Net interest spread			3.94%			4.03%
Fully taxable-equivalent net interest income		$ 159,312			$ 140,785
Net interest margin			4.80%			4.46%

(1)             Includes average nonaccrual loans of $19,420 and $37,115 for 2005 and 2004, respectively.

(2)             Loan income includes loan origination fees of $5,269 and $5,454 for 2005 and 2004, respectively.

Net Interest Income Summary

	For the nine months ended			For the nine months ended
	September 30, 2005			September 30, 2004
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (2)	rate	Balance	expense (2)	rate
Assets
Interest-earning assets
Loans
Commercial	$3,247,004	$145,707	6.00%	$3,046,855	$117,004	5.13%
Commercial real estate mortgages	1,822,804	92,013	6.75	1,773,925	81,097	6.11
Residential mortgages	2,429,225	100,571	5.52	2,087,475	86,000	5.49
Real estate construction	771,860	41,528	7.19	748,275	29,247	5.22
Equity lines of credit	290,900	12,531	5.76	206,366	4,497	2.91
Installment	216,405	11,013	6.80	175,642	8,141	6.19
Total loans(1)	8,778,198	403,363	6.14	8,038,538	328,647	5.46
Due from banks - interest bearing	47,553	479	1.35	53,381	316	0.79
Federal funds sold and securities purchased under resale agreements	59,166	1,362	3.08	425,330	3,998	1.26
Securities available-for-sale	4,047,173	130,045	4.30	3,547,878	118,451	4.46
Trading account securities	37,162	891	3.21	32,642	165	0.68
Total interest-earning assets	12,969,252	536,140	5.53	12,097,769	451,577	4.99
Allowance for loan losses	(149,244)			(154,654)
Cash and due from banks	441,415			441,502
Other non-earning assets	796,545			768,104
Total assets	$14,057,968			$13,152,721
Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$833,782	631	0.10	$820,613	516	0.08
Money market accounts	3,586,856	30,867	1.15	3,645,513	19,375	0.71
Savings deposits	200,153	403	0.27	213,341	404	0.25
Time deposits - under $100,000	182,085	3,220	2.36	193,291	2,091	1.45
Time deposits - $100,000 and over	972,182	18,126	2.49	844,534	8,633	1.37
Total interest - bearing deposits	5,775,058	53,247	1.23	5,717,292	31,019	0.72
Federal funds purchased and securities sold under repurchase agreements	275,135	5,821	2.83	120,769	924	1.02
Other borrowings	527,580	15,171	3.84	576,670	8,875	2.06
Total interest - bearing liabilities	6,577,773	74,239	1.51	6,414,731	40,818	0.85
Noninterest - bearing deposits	5,929,152			5,334,894
Other liabilities	174,479			163,386
Shareholders’ equity	1,376,564			1,239,710
Total liabilities and shareholders’ equity	$14,057,968			$13,152,721
Net interest spread			4.02%			4.14%
Fully taxable-equivalent net interest income		$461,901			$410,759
Net interest margin			4.76%			4.54%

(1)             Includes average nonaccrual loans of $25,434 and $39,860 for 2005 and 2004, respectively.

(2)             Loan income includes loan origination fees of $15,878 and $15,625 for 2005 and 2004, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between the third quarter and first nine months of 2005 and the third quarter and first nine months of 2004, as well as between the third quarter and first nine months of 2004 and the third quarter and first nine months of 2003.

Changes In Net Interest Income

	For the three months ended September 30,			For the three months ended September 30,
	2005 vs 2004			2004 vs 2003
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$12,087	$17,374	$29,461	$9,276	$(4,540)	$4,736
Due from banks - interest bearing	4	62	66	(56)	16	(40)
Securities available-for-sale	4,236	(364)	3,872	5,669	(1,547)	4,122
Federal funds sold and securities purchased under resale agreements	(3,462)	1,616	(1,846)	220	719	939
Trading account securities	3	277	280	3	34	37
Total interest-earning assets	12,868	18,965	31,833	15,112	(5,318)	9,794
Interest paid on:
Interest checking deposits	(9)	105	96	34	(150)	(116)
Money market deposits	(768)	4,878	4,110	1,122	730	1,852
Savings deposits	(7)	21	14	(1)	58	57
Time deposits	1,165	3,808	4,973	(730)	321	(409)
Other borrowings	675	3,438	4,113	(495)	501	6
Total interest-bearing liabilities	1,056	12,250	13,306	(70)	1,460	1,390
	$11,812	$6,715	$18,527	$15,182	$(6,778)	$8,404

	For the nine months ended September 30,			For the nine months ended September 30,
	2005 vs 2004			2004 vs 2003
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$31,730	$42,986	$74,716	$11,451	$(21,932)	$(10,481)
Due from banks - interest bearing	(38)	201	163	75	33	108
Securities	16,009	(4,415)	11,594	25,690	(8,407)	17,283
Federal funds sold and securities purchased under resale agreements	(5,310)	2,674	(2,636)	915	390	1,305
Trading account securities	26	700	726	8	(8)	—
Total interest-earning assets	42,417	42,146	84,563	38,139	(29,924)	8,215
Interest paid on:
Interest checking deposits	7	108	115	140	(557)	(417)
Money market deposits	(316)	11,808	11,492	3,079	(4,075)	(996)
Savings deposits	(29)	28	(1)	22	(190)	(168)
Time deposits	1,320	9,302	10,622	(2,084)	(1,383)	(3,467)
Other borrowings	1,667	9,526	11,193	(1,852)	(650)	(2,502)
Total interest-bearing liabilities	2,649	30,772	33,421	(695)	(6,855)	(7,550)
	$39,768	$11,374	$51,142	$38,834	$(23,069)	$15,765

The impact of interest rate swaps, which affect interest income on loans, and interest expense on deposits and borrowings, is included in rate changes.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the income statement to adjust the allowance and reserve to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. (See “Critical Accounting Policies” on page A-5 of the Company’s form 10-K for the year ended December 31, 2004.)

The Company has not recorded a provision for credit losses since the second quarter of 2003. This is attributable to the continued strong credit quality of the Company’s loan portfolio, rate of loan growth, changing economic conditions and management’s ongoing assessment of the credit quality of the loan portfolio. The key indicators of the improving asset quality of the loan portfolio during the period were an improvement in credit risk ratings, a decline in nonaccrual loans and greater recoveries than charge-offs.

Total nonaccrual loans decreased to $18.6 million at September 30, 2005, down 47 percent from September 30, 2004 and 16 percent from June 30, 2005. There were net loan recoveries of $5.7 million in the quarter ended September 30, 2005 compared with net charge offs of $4.8 million for the quarter ended September 30, 2004 and net recoveries of $1.2 million for the second quarter of this year. In response to the improving credit performance and economic conditions, the Company considered it appropriate not to record a provision for credit losses in the quarter ended September 30, 2005. As a result of not recording a provision for credit losses, the Company’s net income was positively impacted.

Noninterest Income

Third-quarter 2005 noninterest income of $54 million was 12 percent higher than the third quarter of 2004 due primarily to higher trust and investment fees and higher demand for international services. Noninterest income was 26 percent of total revenue in the third quarter of 2005, unchanged from the third quarter of last year and the second quarter of this year.

Wealth Management

Trust and investment fees increased 18 percent over the third quarter of 2004, primarily due to an increase in balances under management and administration. Assets under direct management grew 22 percent from the same period last year, largely as the result of new business, a strong relative investment performance and higher market values. Increases in market values are reflected in fee income primarily on a trailing-quarter basis.

	At or for the
	three months ended			At or for the three
	September 30,		%	months ended	%
Dollars in millions	2005	2004	Change	June 30, 2005	Change
Trust and Investment Fee Revenue	$19.9	$16.9	18	$19.6	2
Brokerage and Mutual Fund Fees	10.9	9.7	13	9.9	10
Assets Under Management (1)	18,365.6	15,101.1	22	17,257.5	6
Assets Under Management (1) and Administration	38,784.0	33,171.1	17	36,972.9	5

(1)          Excludes $6,543, $3,603, and $5,539 million of assets under management for the CCM minority-owned asset managers as of September 30, 2005, September 30, 2004, and June 30, 2005, respectively.

Other Noninterest Income

Third-quarter cash management and deposit transaction fees fell 19 percent from the same period last year and 6 percent from the second quarter of 2005, due largely to a higher earnings credit for clients who maintain deposit balances to pay for services.

International service fees for the third quarter of 2005 grew 18 percent from the same period last year and 3 percent from the second quarter of this year. This growth was primarily due to sharp increases in the demand for foreign exchange and standby letters of credit.

Other income was 34 percent higher in the third quarter of 2005 than for the same period one year ago, and 17 percent higher than the second quarter of 2005 due to higher income from a minority-owned asset management company and higher bank-owned life insurance income.

In the third quarter of 2005, the Company recorded $1.0 million in gains on the sale of assets and securities, compared with gains of $0.3 million for the third quarter of 2004 and $1.0 million for the second quarter of this year.

Noninterest Expense

Third-quarter 2005 noninterest expense amounted to $112.6 million, up 13 percent from the same period last year and 3 percent from the second quarter of 2005.

Staffing expenses were 11 percent higher than they were one year ago, due to the addition of new business development, regulatory compliance and risk management personnel. These expenses grew 4 percent from the second quarter of 2005.

Legal and professional fees increased 30 percent from the third quarter of 2004. However, they fell 1 percent from the second quarter of this year. The increase over last year reflects costs associated with the Company’s commitment to further strengthen compliance with the Bank Secrecy Act and the USA Patriot Act.

The Company’s third-quarter efficiency ratio was 52.90, compared with 52.68 percent for the third quarter of 2004, and 53.39 percent for the second quarter of this year.

Minority Interest

Minority interest consists of preferred stock dividends on the Bank’s real estate investment trust subsidiaries and the minority ownership share of earnings of the Corporation’s majority-owned asset management firms.

Income Taxes

The third-quarter 2005 effective tax rate was 38.5 percent, compared with 37.4 percent for all of 2004. This higher tax rate was due to the company’s decision to restructure one of its investments. The company expects its tax rate for the fourth quarter to be about 37.5 percent. The effective tax rates differ from the applicable statutory federal tax rate due to various factors, including state taxes, tax-exempt income, including interest on bank-owned life insurance, and affordable housing investments.

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

As we previously reported, the California Franchise Tax Board has taken the position that certain real estate investment trust (‘REIT’) and registered investment company (‘RIC’) tax deductions shall be disallowed under California law. While management continues to believe that the tax benefits realized in previous years were appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative—Option 2, requiring payment of all California taxes and interest on the disputed 2000-through- 2002 tax years, and permitting the Company to claim a refund for these years while avoiding certain potential penalties. The Company has elected to proceed with its claim for refund as allowed by law. As of September 30, 2005, the Company maintains a $43.2 million state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $28.1 million after giving effect to Federal tax benefits. Although management is aggressively pursuing its claims for REIT and RIC refunds for the 2000 to 2002 tax years, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or a portion of the net $28.1 million state tax receivable.

BALANCE SHEET ANALYSIS

Average assets for the third quarter of 2005 were 5 percent higher than the third quarter of 2004, primarily due to increases in average securities and loans. Total assets at September 30, 2005 increased 3 percent to $14.4 billion from $14.0 billion at September 30, 2004, but decreased slightly from $14.5 billion at June 30, 2005.

Total average interest-earning assets for the third quarter of 2005 were $13.2 billion, an increase of 5 percent over the $12.5 billion in total average interest-earning assets for the third quarter of 2004 and 2 percent higher than the $13.0 billion in average interest-earning assets for the second quarter of 2005.

Securities

Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

	September 30,		December 31,		September 30,
	2005		2004		2004
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$820,841	$807,245	$797,539	$793,195	$560,257	$559,443
CMO’s	1,532,400	1,507,752	1,359,322	1,354,097	1,154,665	1,152,566
Mortgage-backed	1,304,966	1,279,751	1,477,824	1,471,493	1,594,663	1,593,814
State and Municipal	321,602	326,095	292,244	302,073	270,629	283,082
Total debt securities	3,979,809	3,920,843	3,926,929	3,920,858	3,580,214	3,588,905
Marketable equity securities	104,557	109,453	187,691	193,440	195,170	191,845
Total securities	$4,084,366	$4,030,296	$4,114,620	$4,114,298	$3,775,384	$3,780,750

At September 30, 2005, securities available-for-sale totaled $4.0 billion, an increase of $0.2 billion compared with holdings at September 30, 2004. At September 30, 2005, the portfolio had an unrealized net loss of $54.1 million compared with an unrealized net loss of $0.3 million at December 31, 2004 and an unrealized net gain of $5.4 million at September 30, 2004. The average duration of total available-for-sale securities at September 30, 2005 was 3.0 years. This duration compares with 3.0 years at December 31, 2004 and 3.1 years at September 30, 2004. Duration provides a measure of fair value sensitivity to changes in interest rates. This is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors. See “Asset/Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the contractual remaining maturities and yields (fully taxable-equivalent basis) of debt securities in the securities portfolio as of September 30, 2005. Contractual maturities of mortgage-backed securities are substantially longer than their expected maturities due to scheduled and unscheduled principal payments. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agency	$143,631	2.71	$655,482	3.46	$8,131	3.31	$—	—	$807,244	3.32
Mortgage-backed	183,763	4.19	67,799	4.22	282,080	4.16	2,253,862	4.49	2,787,504	4.43
State and Municipal	16,515	4.43	104,102	4.26	127,475	3.82	78,003	3.98	326,095	4.02
Total debt securities	$343,909	3.58	$827,383	3.64	$417,686	4.04	$2,331,865	4.47	$3,920,843	4.17
Amortized cost	$348,450		$837,427		$422,040		$2,371,892		$3,979,809

Dividend income included in interest income on securities in the Unaudited Consolidated Statements of Income for the third quarter of 2005 and 2004 was $0.9 million and $2.0 million, respectively.

Loan Portfolio

A comparative period-end loan table is presented below:

	Loans
Dollars in thousands	September 30, 2005	December 31, 2004	September 30, 2004
Commercial	$3,392,487	$3,030,363	$2,912,703
Commercial real estate mortgages	1,816,231	1,841,973	1,852,472
Residential mortgages	2,560,999	2,299,592	2,167,623
Real estate construction	733,779	847,364	797,109
Equity lines of credit	317,703	255,194	242,050
Installment	205,706	219,701	202,180
Total loans, gross	9,026,905	8,494,187	8,174,137
Less allowance for credit losses	152,920	148,568	148,056
Total loans, net	$8,873,985	$8,345,619	$8,026,081

Total gross loans at September 30, 2005 were 6 percent and 10 percent higher than total loans at December 31, 2004 and September 30, 2004, respectively.

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

Nonaccrual Loans and OREO

Dollars in thousands	September 30, 2005	December 31, 2004	September 30, 2004
Nonaccrual loans:
Commercial	$14,917	$30,334	$28,127
Commercial real estate morgtages	955	2,255	4,032
Residential mortgages	2,259	94	1,193
Real estate construction	—	790	1,163
Equity lines of credit	22	380	384
Installment	401	785	370
Total	18,554	34,638	35,269
OREO	—	—	—
Total nonaccrual loans and OREO	$18,554	$34,638	$35,269
Total nonaccrual loans as a percentage of total loans	0.21%	0.41%	0.43%
Total nonaccrual loans and OREO as a percentage of total loans and OREO	0.21	0.41	0.43
Allowance for loan losses to total loans	1.69	1.75	1.81
Allowance for loan losses to nonaccrual loans	824.19	428.92	419.79
Loans past due 90 days or more on accrual status:
Commercial	$—	$142	$1,670
Real estate	—	—	1,916
Installment	—	—	—
Total	$—	$142	$3,586

At September 30, 2005, there were $16.6 million of impaired loans included in nonaccrual loans, with an allowance allocation of $2.6 million. On a comparable basis, at December 31, 2004, there were $33.0 million of impaired loans, which had an allowance allocation of $9.0 million, while at September 30, 2004, impaired loans were $33.5 million with an allowance allocation of $7.8 million. The assessment for impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. Additionally, some impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

The following table summarizes the changes in nonaccrual loans for the three and nine months ending September 30, 2005 and 2004.

Changes in Nonaccrual Loans

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands	2005	2004	2005	2004
Balance, beginning of period	$22,161	$41,833	$34,638	$42,273
Loans placed on nonaccrual	2,287	13,495	13,272	63,732
Charge-offs	(1,526)	(7,123)	(5,945)	(19,737)
Loans returned to accrual status	(154)	(1,905)	(4,333)	(13,363)
Repayments (including interest applied to principal)	(4,214)	(11,031)	(19,078)	(37,636)
Balance, end of period	$18,554	$35,269	$18,554	$35,269

In addition to loans in nonaccrual status disclosed above, management has also identified $0.1 million of credits to two borrowers where the ability to comply with the present loan repayment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loans on nonaccrual status at September 30, 2005. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.

Management’s classification of credits as nonaccrual or problems does not necessarily indicate that the principal is uncollectable in whole or in part.

Allowance for Loan Losses and Reserve for Off-Balance Sheet Credit Commitments

At September 30, 2005, the allowance for loan losses was $152.9 million or 1.69 percent of outstanding loans and the reserve for off-balance sheet credit commitments was $14.6 million. The process used in the determination of the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan losses.

The following table summarizes key statistics relating to the allowance for loan losses and reserve for off-balance sheet commitments.

	At or for the three months ended			At or for the three
	September 30,		%	months ended	%
Dollars in millions	2005	2004	Change	June 30, 2005	Change
Provision For Credit Losses	$—	$—	N/M	$—	N/M
Net Loan Recoveries/(Charge-offs)	5.7	(4.8)	N/M	1.2	375
Annualized Percentage of Recoveries/(Charge-offs) to Average Loans	0.25%	(0.23)%	N/M	0.05%	400
Nonperforming Assets	$18.6	$35.3	(47)	$22.2	(16)
Percentage of Nonaccrual Loans and OREO to Total Loans and OREO	0.21%	0.43%	(51)	0.25%	(16)
Allowance for Loan Losses	$152.9	$148.1	3	$147.9	3
Reserve for Off-Balance Sheet Credit Commitments	$14.6	$12.3	19	$13.8	6
Percentage of Allowance for Loan Losses to Outstanding Loans	1.69%	1.81%	(7)	1.66%	2
Percentage of Allowance for Loan Losses to Nonaccrual Loans	824.19	419.79	96	667.52	23

The following tables summarize the changes in the allowance for loan losses and the reserve for off-balance sheet credit commitments for the three and nine months ended September 30, 2005 and 2004.

Changes in Allowance for Loan Losses

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands	2005	2004	2005	2004
Loans outstanding	$9,026,905	$8,174,137	$9,026,905	$8,174,137
Average amount of loans outstanding	$8,982,620	$8,173,882	$8,778,198	$8,038,538
Balance of allowance for loan losses, beginning of period	$147,930	$153,271	$148,568	$156,015
Loans charged off:
Commercial	(2,203)	(6,437)	(5,570)	(19,279)
Real estate and construction	—	(1,801)	(1,898)	(2,908)
Installment	(9)	—	(65)	—
Total loans charged off	(2,212)	(8,238)	(7,533)	(22,187)
Less recoveries of loans previously charged off:
Commercial	6,416	3,408	12,967	15,364
Real estate and construction	1,516	64	1,666	1,188
Installment	22	—	64	—
Total recoveries	7,954	3,472	14,697	16,552
Net loan recoveries (charge-offs)	5,742	(4,766)	7,164	(5,635)
Provision for credit losses	(752)	(449)	(2,812)	(2,324)
Balance, end of period	$152,920	$148,056	$152,920	$148,056
Total net recoveries (charge-offs) to average loans (annualized)	0.25%	(0.23)%	0.11%	(0.09)%
Ratio of allowance for credit losses to total period end loans			1.69%	1.81%

Changes in Reserve for Off-balance Sheet Credit Commitments

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands	2005	2004	2005	2004
Balance at beginning of period	$13,811	$11,846	$11,751	$9,971
Provision for credit losses	752	449	2,812	2,324
Balance at end of period	$14,563	$12,295	$14,563	$12,295

Other Assets

Other assets included the following:

Other Assets

Dollars in thousands	September 30, 2005	December 31, 2004	September 30, 2004
Interest rate swap mark-to-market.	$6,350	$24,389	$31,199
Accrued interest receivable	61,182	53,169	47,224
Claim in receivership	11,467	11,887	12,151
Deferred compensation	27,302	22,130	18,094
Income tax refund	43,178	36,409	36,409
Other	47,274	45,709	51,423
Total other assets	$196,753	$193,693	$196,500

See “Net Interest Income” for a discussion of interest rate swaps that result in the swap mark-to-market asset of $6.3 million. See “Income Taxes” for a discussion of income tax refund receivable of $43.2 million.

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

The Company had outstanding and unfunded loan commitments aggregating $4,293.3 million at September 30, 2005 compared with $3,818.7 million at December 31, 2004 and $3,848.1 million at September 30, 2004. In addition, the Company had $435.4 million outstanding in letters of credit of which $415.0 million relate to standby letters of credit at September 30, 2005. At December 31, 2004, the Company had $432.1 million in outstanding letters of credit of which $406.7 million relate to standby letters of credit. Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments. There have been no material changes to the information provided in the Company’s off balance sheet arrangements since the last reporting period.

Deposits

Deposits totaled $12.1 billion at September 30, 2005, an increase of 2 percent compared with $11.9 billion at September 30, 2004, and an increase of 1 percent from the $12.0 billion at December 31, 2004. Bank-wide growth contributed to the year-over-year increase.

Demand deposits accounted for 52 percent of total deposits at September 30, 2005. Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 90 percent of total deposits at September 30, 2005. Included in core deposits are Specialty Deposits. Average Specialty Deposits, primarily from title and escrow companies, were $1,724.3 million for the three month period ended September 30, 2005, compared with $1,630.0 million for the three months ended December 31, 2004 and $1,576.9 million for the three months ended September 30, 2004. Average Specialty Deposits for the three months ended June 30, 2005 were $1,713.2 million. At September 30, 2005 quarterly average Specialty Deposits accounted for 14.5 percent of total quarterly average deposits. The increases in these deposits are a result of continued high demand and low interest rates in the California real estate market as well as new customers.

Borrowings

Borrowings of $716.5 million at September 30, 2005 reflect an increase of $71.8 million from September 30, 2004, but fell by $7.7 million from December 31, 2004 as a result of loans growing faster than deposits.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for the Corporation and the Bank at September 30, 2005, December 31, 2004, and September 30, 2004.

	Regulatory Well Capitalized Standards		September 30, 2005	December 31, 2004	September 30, 2004
City National Corporation
Tier 1 leverage	N/A	%	8.58%	7.83%	7.80%
Tier 1 risk-based capital	6.00		12.19	11.51	11.35
Total risk-based capital	10.00		15.70	15.11	14.99
City National Bank
Tier 1 leverage	5.00		9.08	8.38	8.31
Tier 1 risk-based capital	6.00		12.86	12.28	12.04
Total risk-based capital	10.00		16.35	15.87	15.69

Tier 1 capital ratios include the impact of $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in minority interest in consolidated subsidiaries.

Shareholders’ equity to assets as of September 30, 2005 was 9.9 percent compared to 9.3 percent as of September 30, 2004 and 9.5 percent as of December 31, 2004.

The accumulated other comprehensive loss on available-for-sale securities and interest rate swaps at September 30, 2005 was $36.9 million compared with income of $3.7 million at September 30, 2004 and a loss of $1.4 million at December 31, 2004.

The following table provides information about purchases by the Company during the nine months ended September 30, 2005 of equity securities that are registered by the Company pursuant of Section 12 of the Exchange Act.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Share (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/05 - 01/31/05	187,300		$69.54	187,300		822,200
02/01/05 - 02/28/05	1,480	(3)	70.14	—		822,200
02/01/05 - 02/28/05	86,100		69.47	86,100		736,100
03/01/05 - 03/31/05	222,100		69.16	222,100		514,000
04/01/05 - 04/30/05	604	(3)	69.18	—		514,000
08/01/05 - 08/31/05	10,000		70.87	10,000		504,000
09/01/05 - 09/30/05	125,000		69.67	125,000		379,000
	632,584		69.45	630,500	(1)	251,500	(2)

(1)          The Company repurchased an aggregate of 630,500 shares of its common stock pursuant to the repurchase program that was publicly announced on May 24, 2004 (Program).

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

Net Interest Simulation:   In the first nine months of 2005, the Company maintained an asset sensitive interest rate position. Over time, as interest rates rise, the Company is trending towards a less asset-sensitive position. Based on the balance sheet at September 30, 2005, the Company’s net interest income simulation model indicates that net interest income would be impacted moderately by changes in interest rates. Assuming a static balance sheet, a gradual 100-basis-point decline in interest rates over a twelve-month horizon would result in a decrease in projected net interest income of approximately 0.5 percent. This 0.5 percent at-risk amount is lower than recent historical results of 2.4 percent and 2.8 percent at December 31, 2004 and September 30, 2004, respectively. A gradual 100-basis-point increase in interest rates over the next twelve-month period would result in an increase in projected net interest income of approximately 0.2 percent. This is also less than the December 31, 2004 and September 30, 2004 results, which were 1.6 percent and 1.9 percent, respectively.

Present Value of Equity:   The model indicates that the Present Value of Equity (PVE) is somewhat vulnerable to a sudden and substantial increase in interest rates. As of September 30, 2005, a 200-basis-point increase in interest rates results in a 3.9 percent decline in PVE. This compares to a 6.4 percent decline and a 5.6 percent decline at December 31, 2004 and September 30, 2004, respectively.

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	September 30, 2005			December 31, 2004			September 30, 2004
Dollars in millions	Notional Amount	Fair Value	Duration	Notional Amount	Fair Value	Duration	Notional Amount	Fair Value	Duration
Fair Value Receive Fixed Interest Rate Swap Hedges
Certificates of deposit	$ 15.0	$ 0.1	0.5	$ 50.0	$ 0.5	0.5	$ 50.0	$ 0.9	0.7
Long-term and subordinated debt	490.9	10.5	4.7	490.9	25.9	5.3	490.9	29.3	5.5
Total fair value hedge swaps	505.9	10.6	4.6	540.9	26.4	4.9	540.9	30.2	5.1
Cash Flow Hedge Receive Fixed Interest Rate Swaps
US Dollar LIBOR based loans	675.0	(7.9)	0.9	725.0	(2.0)	1.3	500.0	1.0	0.8
Prime based loans	325.0	(1.7)	1.9	—	—		—	—	—
Total cash flow hedge swaps	1,000.0	(9.6)	1.2	725.0	(2.0)	1.3	500.0	1.0	0.8
Fair Value and Cash Flow Hedge Interest Rate Swaps	$ 1,505.9	$ 1.0 (1)	2.4	$ 1,265.9	$ 24.4	2.8	$ 1,040.9	$ 31.2	3.0

(1)          Net fair value is the sum of the mark-to-market asset on swaps of $6.4 million and the mark-to-market liability on swaps of $5.4 million

Credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for City National Corporation and its subsidiaries with each counterparty that were outstanding at the end of the period, taking into consideration legal right of offset. The Company’s swap agreements require collateral to mitigate the amount of credit risk if certain market value thresholds are exceeded. At September 30, 2005 City National Bank had credit exposure of $6.3 million, and had taken delivery of securities with positive market value of $5.7 million to cover margin requirements for this exposure. City National Corporation delivered securities with a market value of $2.1 million as collateral for swaps with a negative market value of $3.2 million.

ITEM 4.     CONTROL AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include, without limitation: (1) changes in interest rates, (2) significant changes in banking laws or regulations, (3) increased competition in the Company’s markets, (4) other-than-expected credit losses due to real estate cycles or other economic events, (5) earthquake or other natural disasters affecting the condition of real estate collateral, (6) the effect of acquisitions and integration of acquired businesses, and (7) the impact of changes in regulatory, judicial, or legislative tax treatment of business transactions.

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

Significant changes in banking laws or regulations could materially affect our business.   The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Also, federal monetary policy, as implemented through the Federal Reserve System significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. Parts of our business are also subject to federal and state securities laws and regulations, and significant changes in these laws and regulations would affect our business.

Increased competition from financial services companies and other companies that offer banking services could negatively impact our business.   Increased competition in our market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we offer in our service area. These competitors include national, regional, and community banks. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. Legislation passed may make it easier for other types of financial institutions to compete with us.

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

Other general consequences of the factors described above that could hurt our business include an increase in loan delinquencies, increases in problem assets and foreclosures, decline in demand for our products and services and decline in the value of collateral for loans made by us, such as real estate, which in turn could reduce clients’ borrowing power and reduce the value of assets associated with our existing loans.

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

CITY NATIONAL CORPORATION
(Registrant)
DATE:	November 4, 2005	/s/ CHRISTOPHER J. CAREY
CHRISTOPHER J. CAREY Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)