Form 10-K
period 2005-12-31
CITY NATIONAL CORP
filed 2006-03-15
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates of the registrant was approximately $2,969,919,704 based on the June 30, 2005 closing sale price of Common Stock of $71.71 per share as reported on the New York Stock Exchange.

As of March 1, 2006, there were 49,508,888 shares of Common Stock outstanding.

Documents Incorporated by Reference

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of City National Corporation’s definitive proxy statement for the 2006 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART I

Item 1.                        Business

General

City National Corporation (the “Corporation”), a Delaware corporation organized in 1968, is a bank holding company for City National Bank (the “Bank” and together with the “Corporation”, the “Company”), which is the second largest independent commercial bank headquartered in California. The Bank, which was founded in 1953 and opened for business in January 1954, is a national banking association that conducts business in California and New York City. At December 31, 2005, the Company’s total assets reached $14.6 billion. City National focuses on providing entrepreneurs, their businesses and their families with complete financial solutions. The organization’s mission is to provide this banking and financial experience through an uncommon dedication to extraordinary service, proactive advice and total financial solutions. The Company provides banking, investment and trust services to our clients through the Bank and its non-banking subsidiaries. The Bank operates through 55 offices, including 12 full-service regional centers, in Southern California, the San Francisco Bay Area and New York City.

The Corporation was approved to become a financial holding company pursuant to the Gramm-Leach-Bliley Act (the “GLB Act”) in July 2005. Subject to the GLB Act and related rules and regulations, a financial holding company may engage in activities that are financial in nature or are incidental to financial activity, such as insurance underwriting and agency, securities underwriting, dealing and market making, sponsoring mutual funds and investment companies and merchant banking.

The Company is engaged in one operating segment: providing private and business banking and related financial services, including investment and trust services. The Bank’s principal client base comprises small to mid-sized businesses, entrepreneurs, professionals, and affluent individuals. For 52 years, the Bank has served its clients through relationship banking. The Bank’s value proposition is to provide the ultimate banking experience because of our depth of expertise, our breadth of resources, our California focus and location, our dedication to complete solutions, our relationship banking model and our integrated team approach. Through the use of private and commercial banking teams, product specialists and investment advisors, the Bank facilitates the use by the client, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking, equipment financing, asset-based lending, and other products and services. The Company also lends, invests, and provides services in accordance with its Community Reinvestment Act (“CRA”) commitment.

The Bank’s Wealth Management division, and the Corporation’s investment advisor subsidiaries make available the following investment advisory and wealth management resources and expertise to the Company’s clients: 1) investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management, 2) personal and business trust and investment services, including employee benefit trust services, 401(k) and defined benefit plans and 3) estate and financial planning and custodial services. At December 31, 2005, City National had more than $39 billion in client investment assets under management or administration (excluding the minority-owned asset managers). The Corporation’s investment advisor subsidiaries include nine majority-owned asset management firms and minority interests in two additional asset management firms. The Bank also advises and makes available mutual funds under the name of CNI Charter Funds.

At December 31, 2005, the Company had 2,539 full-time equivalent employees.

Competition

There is significant competition among commercial banks and other financial institutions in the Corporation’s market areas. California and New York are both highly competitive environments for banking and other financial organizations providing private and business banking and wealth management services. The Bank faces competitive credit and pricing pressure as it competes with other banks and financial organizations. The Company’s performance is also influenced by California’s economy. As a result of the GLB Act, the Corporation also competes with other providers of financial services such as money market mutual funds, securities firms, credit unions, insurance companies and other financial services companies. Furthermore, interstate banking legislation has eroded the geographic constraints on the financial services industry.

Our ability to compete effectively is due to our provision of personalized services resulting from management’s knowledge and awareness of its clients and its market areas of California and New York. We believe this relationship approach and knowledge provide a business advantage in providing high client satisfaction and serving the small to mid-sized businesses, entrepreneurs, professionals and other individuals that comprise the Company’s customer base. In addition, our ability to compete depends on our ability to continue to attract and retain our senior management and other key colleagues.

Economic Conditions, Government Policies, Legislation, and Regulation

The Company’s profitability, like most financial institutions, is highly dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the Company’s control, such as inflation, recession, and unemployment. The impact of future changes in domestic and foreign economic conditions might have on the Company cannot be predicted. See Item 1A - Risk Factors.

The Company’s business and earnings are affected by the monetary and fiscal policies of the federal government and its agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are its open-market operations in U.S. Government securities, including adjusting the required level of reserves for depository institutions subject to its reserve requirements, and varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

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

Supervision and Regulation

General

The Corporation, the Bank and the Corporation’s non-banking subsidiaries are subject to extensive regulation under both federal and state law. This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and the banking system as a whole, and not for the protection of shareholders of the Corporation. Set forth below is a summary description of the significant laws and regulations applicable to the Corporation and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

Regulatory Agencies

The Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. As a financial holding company and a bank holding company, the Corporation is regulated under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to supervision, regulation and inspection by the Federal Reserve.

The Bank, as a national banking association, is subject to broad federal regulation and oversight extending to all its operations by the Office of Comptroller of the Currency (“OCC”), its primary regulator, and also by the Federal Reserve and the Federal Deposit Insurance Corporation.

The Corporation’s non-bank subsidiaries are also subject to regulation by the Federal Reserve Board and other federal and state agencies. Under the Investment Advisers Act of 1940 (“Advisers Act”), investment advisers who manage $25 million or more in client assets or who act as an adviser to a registered investment company, such as our asset management firms, must register with the Securities and Exchange Commission (“SEC”). City National Securities, Inc. (“CNS”) is regulated by the SEC, the National Association of Securities Dealers, Inc. (“NASD”) and state securities regulators.

The Corporation

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. As a result of the GLB Act, which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments.

If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be “well capitalized” and “well managed” and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. In addition, the subsidiary depository institution must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. (See the section captioned “Community Reinvestment Act” included elsewhere in this item.)  The Corporation’s declaration to become a financial holding company was declared effective by the Federal Reserve Board on July 15, 2005.

Financial holding companies that do not continue to meet all of the requirements for such status will, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies.  In addition, failure to satisfy conditions prescribed by the Federal Reserve to correct any such requirements could result in orders to divest banking subsidiaries or to cease engaging in activities other than those closely related to banking under the BHC Act.

The BHC Act generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal

Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Financial holding companies like the Corporation are also permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities.

The BHC Act, the Federal Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Source of Strength Doctrine

Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under this “source of strength doctrine,” a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Furthermore, the Federal Reserve has the right to order a bank holding company to terminate any activity that the Federal Reserve believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.

The Bank

The OCC has extensive enforcement authority over all national banks, including the Bank. If, as a result of an examination of a bank, the OCC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the OCC. These remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank’s deposit insurance.

The OCC, as well as other federal agencies, has adopted regulations and guidelines establishing safety and soundness standards, including but not limited to such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure, asset quality and earnings and compensation and other employee benefits.

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

Anti-Money Laundering

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 (“BSA”) and subsequent laws and regulations require the Bank to take steps to prevent the use of the Bank or its systems from facilitating the flow of illegal or illicit money and to file suspicious activity reports. Those requirements include ensuring effective Board and management oversight, establishing policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities. The USA Patriot Act of 2001 (“Patriot Act”) significantly expanded the anti-money laundering (“AML”) and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Regulations promulgated under the Patriot Act impose various requirements on financial institutions, such as standards for verifying customer identification at account opening and maintaining expanded records (including “Know Your Customer” and “Enhanced Due Diligence” practices) and other obligations to maintain appropriate policies, procedures and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing. The Patriot Act also applies BSA procedures to broker-dealers. An institution subject to the Patriot Act must provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The OCC continues to issue regulations and new guidance with respect to the application and requirements of BSA and AML.

Dividends and Other Transfers of Funds

The Corporation is a legal entity separate and distinct from the Bank. Dividends from the Bank constitute the principal source of income to the Corporation. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Corporation. Under such restrictions, at December 31, 2005, the Bank could have paid dividends of $300.7 million to the Corporation without obtaining prior approval of its banking regulators. In addition, federal bank regulatory authorities can prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Federal law limits the ability of the Bank to extend credit to the Corporation or its other affiliates, to invest in stock or other securities thereof, to take such securities as collateral for loans, and to purchase assets from the Corporation or other affiliates. These restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Corporation or to or in any other affiliate are limited individually to 10.0 percent of the Bank’s capital and surplus and in the aggregate to 20.0 percent of the Bank’s capital and surplus. See “Note 11 to Notes to Consolidated Financial Statements” on page A-26 of this report.

Federal law also provides that extensions of credit and other transactions between the Bank and the Corporation or one of its non-bank subsidiaries must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions involving other non-affiliated companies, or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

Capital Adequacy and Prompt Corrective Action

Each federal banking regulatory agency has adopted risk-based capital regulations under which a banking organization’s capital is compared to the risk associated with its operations for both transactions reported on the balance sheet as assets as well as transactions which are off-balance sheet items, such as letters of credit and recourse arrangements. Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0 percent for asset categories with low credit risk, such as certain U.S. Treasury securities, to 100 percent for asset categories with relatively high credit risk, such as commercial loans.

In addition to the risk-based capital guidelines, federal banking regulatory agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated composite 1 under the “Composite Uniform Financial Institutions Rating System (CAMELS)” for banks, which indicates the lowest level of supervisory concern of the five categories used by the federal banking agencies to rate banking organizations (“5” being the highest level of supervisory concern), the minimum leverage ratio is 3 percent. For all banking organizations other than those rated composite 1 under the CAMELS system, the minimum leverage ratio is 4 percent. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios above the minimum levels. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

At December 31, 2005, the Corporation and the Bank each exceeded the required risk-based capital ratios for classification as “well capitalized” as well as the required minimum leverage ratios. See “Management’s Discussion and Analysis—Balance Sheet Analysis—Capital” on page 58 of this report.

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

The existing U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (Basel I) of the Basel Committee on Banking Supervision (“BIS”). In June 2004, BIS issued a revised framework for measuring capital adequacy (“Basel II”) including setting capital requirements for operational risk and refining the existing capital requirements for credit risk and market risk. Basel II promotes risk management practices and includes a greater use of assessments of risk provided by banks’ internal systems as inputs to capital calculations. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. Regulations for compliance with Basel II in the United States and a timeline for implementation are being prepared by federal regulators. It is intended that only larger bank holding companies will be required to adopt the Basel II standards.

In October 2005, the Federal Reserve issued proposed revisions to Basel I, known as Basel IA, which set forth potential revisions to the U.S. risk-based capital rules for banking organizations. Basel IA would apply more widely to banks, bank holding companies and savings associations than Basel II and is intended to align risk-based capital requirements with the risk inherent in various exposures. The Corporation continues to monitor and analyze both Basel IA and Basel II and their implementation, including what effect the new capital requirements of Basel IA and/or Basel II may have on the Corporation’s minimum capital requirements and on its risk management policies.

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

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2005 ranged from 0 to 27 cents per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution’s capital group and supervisory subgroup assignment. An institution’s capital group is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. An institution’s supervisory subgroup assignment is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. In addition to its normal deposit insurance premium as a member of the BIF, the Bank must pay an additional premium toward the retirement of the Financing Corporation bonds (“FICO Bonds”) issued in the 1980s to assist in the recovery of the savings and loan industry. In 2005, this premium was approximately 1.4 cents per $100 of insured deposits.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Act permits banks and bank holding companies from any state to acquire banks located in any other state, subject to certain conditions, including certain nationwide and state-imposed concentration limits. The Company also has the ability, subject to certain restrictions, to acquire branches outside its home state by acquisition or merger. The establishment of new interstate branches is also possible in those states with laws that expressly permit de novo branching. Interstate branches are subject to certain laws of the states in which they are located. In December 2002, the Company purchased an existing branch in New York and opened a private banking facility. From time to time, the Company may engage in additional interstate branch acquisitions.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities and to take that record into account in its evaluation of certain applications by such institution, such as applications to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions or engage in certain activities pursuant to the GLB Act. An unsatisfactory rating may be the basis for denying the application. Based on the most current examination report dated January 13, 2003, the Bank was rated “satisfactory”.

Consumer Protection Laws

The Company is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.

In addition, federal law and certain state laws (including California) currently contain customer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to customers and, in some circumstance, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of  “opt out” or “opt-in” authorizations. Pursuant to the GLB Act and certain state laws (including California) companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.

Securities and Exchange Commission

The Sarbanes-Oxley Act (“SOX”) of 2002 imposed significant new responsibilities on publicly-held companies such as the Corporation, particularly in the area of corporate governance. The Company, like other public companies, has reviewed and reinforced its internal controls and financial reporting procedures in response to the various requirements of SOX and implementing regulations issued by the SEC and the New York Stock Exchange. The Company always emphasized best practices in corporate governance and has continued to do so in compliance with these new legal requirements, which are intended to enable stockholders to more easily and efficiently monitor the performance of companies and directors.

The SEC regulations applicable to the Company’s investment advisers cover all aspects of the investment advisory business, including compliance requirements, limitations on fees, record-keeping, reporting and disclosure requirements and general anti-fraud prohibitions.

Executive Officers of the Registrant

Shown below are the names and ages of all executive officers of the Corporation and officers of the Bank who are deemed to be executive officers of the Corporation as of January 31, 2006, with indication of all positions and offices with the Corporation and the Bank. Mr. Russell Goldsmith is the son of Mr. Bram Goldsmith.

Name	Age	Present principal occupation and principal occupation during the past five years
Russell D. Goldsmith	56

President, City National Corporation since May 2005; Chief Executive Officer, City National Corporation and Chairman of the Board and Chief Executive Officer, City National Bank since October 1995; Vice Chairman of City National Corporation October 1995 to May 2005

Bram Goldsmith	83	Chairman of the Board, City National Corporation
Christopher J. Carey	51

Executive Vice President and Chief Financial Officer, City National Corporation and City National Bank since July 2004; Executive Vice President and Chief Financial Officer, Provident Financial Group, November 1998 to June 2004

Christopher J. Warmuth	51

Executive Vice President, City National Corporation and President, City National Bank since May 2005; Executive Vice President and Chief Credit Officer, City National Bank June 2002 to May 2005; Executive Vice President and Chief Commercial Credit Officer, Bank of the West, April 2002 to May 2002; Chief Credit Officer and Head of the Quality Management Division, United California Bank (formerly Sanwa Bank), March 1998 to March 2002

Jan R. Cloyde	55	Executive Vice President, City National Corporation and City National Bank, and Director of Banking Services, City National Bank since October 1998
Michael B. Cahill	52

Executive Vice President, Secretary and General Counsel, City National Bank and City National Corporation since June 2001; Interim Senior Risk Management Officer, October 2003 to July 2004, President and CEO, Avista Ventures, Inc., and Pentzer Corporation, 1999 to 2001

Nancy Gilson	50

Controller, City National Corporation and City National Bank since April 2005; Assistant Controller, City National Bank, December 2004 to April 2005; Vice President, Financial Reporting, California National Bank, October 2002 to December 2004; Vice President, Controller, California National Bank, March 1997 to September 2002

James Dowd	53

Senior Vice President and Interim Chief Credit Officer, City National Bank since May 2005; Senior Vice President, Deputy Chief Credit Officer, City National Bank, October 2002 to May 2005; Senior Vice President, Senior Credit Administrator, City National Bank, 2000 to October 2002

Available Information

The Company’s home page on the Internet is www.cnb.com. The Company makes its web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for its annual shareholder meetings, as well as any amendment to those reports, available free of charge through the Investor Relations page of its web site as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. More information about the Company can be obtained by reviewing the Company’s SEC filings on its web site. Information about the Corporation’s Board of Directors (the “Board”) and its committees and the Company’s corporate governance policies and practices is available on the Corporate Governance section of the Investor Relations page of the Company’s web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Corporation.

Item 1A—Risk Factors

Forward-Looking Statements

This report and other reports and statements issued by the Company and its officers from time to time contain forward-looking statements that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, and statements preceded by, followed by, or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions.

Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on the forward-looking statements, since they are based on current expectations. Actual results may differ materially from those currently expected or anticipated. Forward-looking statements are not guarantees of performance. By their nature, forward-looking statements are subject to risks, uncertainties, and assumptions. These statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made or to update earnings guidance including the factors that influence earnings. A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include, without limitation, the significant factors set forth below.

Factors That May Affect Future Results

Changes in interest rates affect our profitability.   We derive our income mainly from the difference or “spread” between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities fluctuate. This causes our spread to increase or decrease and affects our net interest income. In addition, interest rates affect how much money we lend, and changes in interest rates may negatively affect deposit growth.

Significant changes in banking laws or regulations could materially affect our business.   The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. Parts of our business are also subject to federal and state securities laws and regulations. Significant changes in these laws and regulations would also affect our business. For further discussion of the regulation of financial services, see “Supervision and Regulation”  and the discussion under Item 1, Business, “Economic Conditions, Government Policies, Legislation and Regulation.”

Increased competition from financial service companies and other companies that offer banking services could negatively impact our business.   Increased competition in our market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we offer in our service area. These competitors include national, regional, and community banks. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that were traditionally offered only by banks.

We also face competition for talent. Our success depends, in large part, on our ability to hire and keep key people. Competition for the best people in most businesses in which we engage can be intense. If we are unable to attract and retain talented people, our business could suffer.

Our results would be adversely affected if we suffered higher than expected losses on our loans due to real estate cycles or other economic events.   We assume risk from the possibility that we will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. We try to minimize this risk by adopting and implementing what we believe are effective underwriting and credit policies and procedures, including how we establish and review the allowance for credit losses. We assess the likelihood of nonperformance, track loan performance, and diversify our credit portfolio. Those policies and procedures may still not prevent unexpected losses that could adversely affect our results

The Company continually monitors changes in the economy, particularly housing prices and unemployment rates. We also monitor the value of collateral for loans made by us, such as real estate. A decline in value of such collateral would in turn reduce clients’ borrowing power and reduce the value of assets associated with our existing loans.

General business and economic conditions may significantly affect our earnings.   Our business and earnings are sensitive to general business and economic conditions. These conditions include the slope of the yield curve, inflation, the money supply, the value of the U.S. dollar as compared to foreign currencies, fluctuations in both debt and equity markets, and the strength of the U.S. economy and the local economies in which we conduct business. Changes in these conditions may adversely affect demand for our products and services. A prolonged economic downturn could increase the number of customers who become delinquent or default on their loans. An increase in delinquencies or defaults could result in a higher level of nonperforming assets, charge-offs and provision for loan losses, which could adversely affect our earnings.

Negative public opinion could damage our reputation and adversely affect our earnings.   Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including activities in our private and business banking operations and investment and trust operations; our management of actual or potential conflicts of interest and ethical issues; and our protection of confidential customer information. Negative public opinion can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action. We take steps to minimize reputation risk in the way we conduct our business activities and deal with our customers and communities.

Item 1B—Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

Item 2.        Properties

The Company has its principal offices in the City National Center, 400 North Roxbury Drive, Beverly Hills, California 90210, which the Company owns and occupies. The property has a market value in excess of its depreciated value included in the Company’s financial statements. As of December 31, 2005, the Bank owned one other banking office property in Riverside, California. The Company also actively maintains operations in 55 banking offices and certain other properties.

The Bank leases approximately 386,654 rentable square feet of commercial office space in downtown Los Angeles in the office tower located at 555 S. Flower Street and plaza building at 525 S. Flower Street, renamed “City National Plaza” in January 2005. The Bank commenced occupancy in the south office tower (named “City National Tower”) in the third quarter of 2004. City National Tower serves as the Bank’s new administrative center, bringing together more than 24 departments, from Cash Management, Deposit Services and Finance to Human Resources, Legal, Compliance, Community Reinvestment and select areas of Wealth Management Services. In 2005, the Bank relocated its banking office previously located in the nearby Library Tower banking office to the newly renovated 6,600-square-foot three-story plaza building that is located adjacent to City National Tower. City National Tower and the plaza banking office together form the Company’s expanded Downtown Los Angeles Regional Center, offering extensive private and business banking and wealth management capabilities.

The remaining banking offices and other properties are leased by the Bank. Total annual rental payments (exclusive of operating charges and real property taxes) are approximately $25 million, with lease expiration dates for office facilities ranging from 2006 to 2020, exclusive of renewal options.

Item 3.        Legal Proceedings

The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, does not believe that the outcome of such lawsuits will have a material adverse effect upon the Company.

The Corporation is not aware of any material proceedings to which any director, officer, or affiliate of the Corporation, any owner of record or beneficially of more than 5 percent of the voting securities of the Corporation as of December 31, 2005, or any associate of any such director, officer, affiliate of the Corporation, or security holder is a party adverse to the Corporation or any of its subsidiaries or has a material interest adverse to the Corporation or any of its subsidiaries.

Item 4.        Submission of Matters to a Vote of Security Holders

There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

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

Quarter Ended	High	Low	Dividends Declared
2005
March 31	$71.35	$67.49	0.36
June 30	72.90	66.84	0.36
September 30.	76.10	68.42	0.36
December 31	75.12	66.39	0.36
2004
March 31	$63.55	$57.69	0.32
June 30	65.95	57.36	0.32
September 30.	68.65	61.87	0.32
December 31	70.99	64.34	0.32

As of March 1, 2006, the closing price of the Corporation’s stock on the New York Stock Exchange was $76.68 per share. As of that date, there were approximately 2,147 holders of record of the Corporation’s common stock. On January 18, 2006, the Board of Directors authorized a regular quarterly cash dividend on its common stock at a rate of $0.41 per share payable on February 15, 2006 to all shareholders of record on February 1, 2006.

For a discussion of dividend restrictions on the Corporation’s common stock, see “Note 11 to Notes to Consolidated Financial Statements” on page A-26 of this report.

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2005.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
11/01/05 - 11/30/05	4,754		—	—		379,000
12/01/05 - 12/31/05	7,260		—	—		379,000
	12,014	(1)	—	—	(2)	379,000	(3)

(1)          During the fourth quarter of 2005 12,014 shares were received in payment for the exercise price of stock options.

(2)          During the fourth quarter of 2005, the Company did not make any repurchases. Through December 31, 2005, the Company bought back 630,500 shares at an average price of $69.45 per share.

(3)          Remaining shares available for repurchase pursuant to the program approved on May 24, 2004 by the Company’s Board of Directors. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

Item 6.                        Selected Financial Data

The information required by this item appears on page 24, under the caption “Selected Financial Information,” and is incorporated herein by reference.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears on pages 25 through 59, under the caption “Management’s Discussion and Analysis,” and is incorporated herein by reference.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

The information required by this item appears on pages 41 through 45, under the caption “Management’s Discussion and Analysis,” and is incorporated herein by reference.

Item 8.                        Financial Statements and Supplementary Data

The information required by this item appears on page 60 under the captions “2005 Quarterly Operating Results” and “2004 Quarterly Operating Results,” and on page A-5 through A-34 and is incorporated herein by reference.

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

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting appears on page A-1 of this report. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page A-2.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Code of Ethics for Senior Financial Officers

As part of its corporate governance actions in 2003, the Corporation’s Board adopted a Code of Ethics for Senior Financial Officers (“Code of Ethics”) that applies to the Corporation’s principal executive officer, the principal financial officer, the principal accounting officer or controller, or persons performing similar functions. Pursuant to SEC rules, the Corporation is required to disclose amendments to, or waivers from, its Code of Ethics and, as permitted by applicable SEC rules, will do so on our web site at www.cnb.com as applicable. There were no waivers or amendments to the Code of Ethics in 2005.

The additional information required by this item will appear in the Corporation’s definitive proxy statement for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2006 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 11.      Executive Compensation

The information required by this item will appear in the 2006 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2006 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will appear in the 2006 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2006 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13.      Certain Relationships and Related Transactions

The information required by this item will appear in the 2006 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2006 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period. Also see “Note 5 to Notes to Consolidated Financial Statements” on page A-17 of this report.

Item 14.      Principal Accountant Fees and Services.

The information required by this item will appear in the 2006 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2006 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)          The following documents are filed as part of this report:

1.                 Financial Statements:

Management’s Report on Internal Control Over Financial Reporting	A-1
Report of Independent Registered Public Accounting Firm	A-2
Report of Independent Registered Public Accounting Firm	A-4
Consolidated Balance Sheet at December 31, 2005 and 2004	A-5
Consolidated Statement of Income for each of the years in the three-year period ended December 31, 2005	A-6
Consolidated Statement of Cash Flows for each of the years in the three-year period ended December 31, 2005	A-7
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2005	A-8
Notes to the Consolidated Financial Statements	A-9

2.                 All other schedules and separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted because they are not applicable.

3.                 Exhibits

3.	(a)	Restated Certificate of Incorporation (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
(b)

Form of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

	(c)	Bylaws, as amended to date (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
4.	(a)	Specimen Common Stock Certificate for Registrant (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
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
(j)

Rights Agreement dated as of February 26, 1997 between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.	(a)*

Employment Agreement made as of May 15, 2003, by and between Bram Goldsmith, and the Registrant and City National Bank. (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

(b)*

Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated as of June 13, 1980, and first through fourth amendments thereto (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

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

(e)*

Seventh Amendment to Split Dollar Life Insurance Agreement Collateral Assignment Plan between City National Bank and the Goldsmith 1980 Insurance Trust, dated June 1, 1999. (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

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

	(g)*	Intentionally Omitted.
	(h)*	Intentionally Omitted.
(i)*

Employment Agreement made as of March 20, 2003 by and between Russell Goldsmith and the Registrant and City National Bank (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

(j)*	1995 Omnibus Plan
(k)*	Amendment to 1995 Omnibus Plan (This Exhibit is incorporated by reference form the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
(l)*	Amended and Restated Section 2.8 of 1995 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
(m)*	1999 Omnibus Plan (This Exhibit is incorporated by reference from the Registrants Annual Report on Form 10-K for the year ended December 31, 2004).
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

(p)*

Form of Indemnification Agreement for directors and executive officers of the Company. (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

(q)*	2000 City National Bank Executive Deferred Compensation Plan.
(r)*

Form of Change of Control Agreement for members of City National Bank executive committee (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

(s)*	2000 City National Bank Director Deferred Compensation Plan.
(t)*	City National Bank Executive Management Bonus Plan.
(u)*	City National Corporation 2001 Stock Option Plan.
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

(z)

Lease dated November 19, 2003 between TPG Plaza Investments and City National Bank (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)) (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1*

Form of Restricted Stock Unit Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.2*

Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee and Board Approval) (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.3*

Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee Approval)) (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.4*

Form of Restricted Stock Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan) (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.5*

Form of Director Stock Option Agreement Under the City National Corporation Amended and Restated 2002 Omnibus plan (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.6*

City National Corporation 2005 Compensatory Agreement with CEO and Named Executive Officers filed in current report on Form 8-K dated March 11, 2005 (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.7*

Compensatory Arrangement with President of City National Bank filed in current report on Form 8-K dated June 1, 2005. (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.8*

Amendment to Employment Agreement dated as of May 15, 2005 by and between Bram Goldsmith and City National Corporation and City National Bank. (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.9*

First Amendment to the City National Corporation Amended and Restated 2002 Omnibus Plan. (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)
	By	/s/ RUSSELL D. GOLDSMITH
Russell D. Goldsmith,
March 6, 2006		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RUSSELL D. GOLDSMITH	President/Chief Executive Officer	March 6, 2006
Russell D. Goldsmith (Principal Executive Officer)
/s/ CHRISTOPHER J. CAREY	Executive Vice President and	March 6, 2006
Christopher J. Carey (Principal Financial Officer and Principal Accounting Officer)	Chief Financial Officer
/s/ BRAM GOLDSMITH	Chairman of the Board and Director	March 6, 2006
Bram Goldsmith
/s/ CHRISTOPHER J. WARMUTH	Executive Vice President/Director	March 6 2006
Christopher J. Warmuth
/s/ RICHARD L. BLOCH	Director	March 6, 2006
Richard L. Bloch
/s/ KENNETH L. COLEMAN	Director	March 6, 2006
Kenneth L. Coleman
/s/ MICHAEL L. MEYER	Director	March 6, 2006
Michael L. Meyer

/s/ RONALD L. OLSON	Director	March 6, 2006
Ronald L. Olson
/s/ PETER M. THOMAS	Director	March 6, 2006
Peter M. Thomas
/s/ ANDREA L. VAN DE KAMP	Director	March 6, 2006
Andrea L. Van de Kamp
/s/ KENNETH ZIFFREN	Director	March 6, 2006
Kenneth Ziffren

FINANCIAL HIGHLIGHTS

Dollars in thousands, except per share amounts	2005	2004	Percentage Change
FOR THE YEAR
Net income	$234,735	$206,322	14
Net income per common share, basic	4.77	4.21	13
Net income per common share, diluted	4.60	4.04	14
Dividends per common share	1.44	1.28	13
AT YEAR END (1)
Assets	$14,581,860	$14,231,513	2
Securities	4,058,605	4,190,176	(3)
Loans	9,265,602	8,481,277	9
Deposits	12,138,472	11,986,915	1
Shareholders’ equity	1,458,008	1,348,535	8
Book value per common share	29.55	27.39	8
AVERAGE BALANCES (1)
Assets	$14,161,272	$13,395,995	6
Securities	4,075,948	3,689,024	10
Loans	8,875,358	8,106,657	9
Deposits	11,778,839	11,275,017	4
Shareholders’ equity	1,389,731	1,262,562	10
SELECTED RATIOS
Return on average assets	1.66%	1.54%	8
Return on average shareholder’s equity	16.89	16.34	3
Corporation’s tier 1 leverage ratio	8.82	7.83	13
Corporation’s tier 1 risk-based capital ratio	12.33	11.51	7
Corporation’s total risk-based capital ratio	15.53	15.11	3
Period-end shareholders’ equity to period-end assets	10.00	9.48	5
Dividend payout ratio per share	30.35	30.50	(0)
Net interest margin	4.79	4.54	6
Efficiency ratio	53.30	53.89	(1)
ASSET QUALITY RATIOS
Nonaccrual loans to total loans	0.16	0.41	(61)
Nonaccrual loans and OREO to total loans and OREO	0.16	0.41	(61)
Allowance for loan losses to total loans	1.66	1.75	(5)
Allowance for loan losses to nonaccrual loans	1,069.33	428.92	149
Net recoveries / (charge-offs) to average loans	0.10	(0.07)	NM
AT YEAR END
Assets under management	$19,256,202	$16,185,234	19
Assets under management or administration	39,588,954	35,092,735	13

NM—Not Meaningful

(1)          Certain prior period data has been adjusted to conform to the current year presentation.

SELECTED FINANCIAL INFORMATION

	As of or for the year ended December 31,
Dollars in thousands, except per share data	2005	2004	2003	2002	2001
Statement of Income Data:
Interest income	$718,552	$604,325	$575,725	$609,700	$625,248
Interest expense	106,125	58,437	61,110	94,444	191,094
Net interest income	612,427	545,888	514,615	515,256	434,154
Provision for credit losses	—	—	29,000	67,000	35,000
Noninterest income	208,189	184,265	177,225	146,293	132,384
Noninterest expense	438,385	395,410	364,178	331,646	313,395
Minority interest	5,675	4,992	4,039	945	—
Income before taxes	376,556	329,751	294,623	261,958	218,143
Income taxes	141,821	123,429	107,946	78,858	71,973
Net income	$234,735	$206,322	$186,677	$183,100	$146,170
Adjusted net income (1)	$234,735	$206,322	$186,677	$183,100	$159,038
Per Share Data:
Net income per share, basic	4.77	4.21	3.84	3.69	3.05
Net income per share, diluted	4.60	4.04	3.72	3.56	2.96
Adjusted net income per share, diluted (1)	4.60	4.04	3.72	3.56	3.22
Dividends per share	1.44	1.28	0.97	0.78	0.74
Book value per share	29.55	27.39	24.85	22.66	18.50
Shares used to compute income per share, basic	49,159	48,950	48,643	49,563	47,896
Shares used to compute income per share, diluted	51,062	51,074	50,198	51,389	49,376
Balance Sheet Data—At Period End:
Assets	$14,581,860	$14,231,513	$13,028,213	$11,878,296	$10,184,601
Securities (1)	4,058,605	4,190,176	3,457,189	2,398,867	1,893,105
Loans (1)	9,265,602	8,481,277	7,882,742	7,999,470	7,159,206
Interest-earning assets (1)	13,522,010	13,334,815	11,985,678	10,858,337	9,447,311
Deposits	12,138,472	11,986,915	10,937,063	9,839,698	8,131,202
Shareholders’ equity	1,458,008	1,348,535	1,219,256	1,109,959	890,577
Balance Sheet Data—Average Balances:
Assets	$14,161,272	$13,395,995	$12,156,145	$10,899,670	$9,336,448
Securities (1)	4,075,948	3,689,024	2,976,741	1,977,948	1,680,973
Loans (1)	8,875,358	8,106,657	7,729,150	7,822,653	6,713,315
Interest-earning assets (1)	13,048,298	12,322,702	11,159,034	9,996,998	8,520,242
Deposits	11,778,839	11,275,017	10,045,267	8,639,546	7,067,984
Shareholders’ equity	1,389,731	1,262,562	1,147,477	1,049,393	825,344
Asset Quality:
Nonaccrual loans	$14,400	$34,638	$42,273	$71,357	$38,563
OREO	—	—	—	670	10
Total nonaccrual loans and OREO	$14,400	$34,638	$42,273	$72,027	$38,573
Performance Ratios:
Return on average assets	1.66%	1.54%	1.54%	1.68%	1.57%
Return on average shareholders’ equity	16.89	16.34	16.27	17.45	17.71
Return on average assets adjusted (1)	1.66	1.54	1.54	1.68	1.70
Return on average shareholders’ equity adjusted (1).	16.89	16.34	16.27	17.45	19.27
Net interest spread	3.99	4.11	4.29	4.65	3.95
Net interest margin	4.79	4.54	4.74	5.30	5.26
Period-end shareholders’ equity to period-end assets	10.00	9.48	9.36	9.34	8.74
Dividend payout ratio, per share	30.35	30.50	25.33	21.10	24.26
Adjusted dividend payout ratio per share (1)	30.35	30.50	25.33	21.10	22.30
Efficiency ratio	53.30	53.89	52.13	49.20	54.08
Efficiency ratio adjusted (1)	53.30	53.89	52.13	49.20	51.86
Asset Quality Ratios:
Nonaccrual loans to total loans	0.16%	0.41%	0.54%	0.89%	0.54%
Nonaccrual loans and OREO to total loans and OREO	0.16	0.41	0.54	0.90	0.54
Allowance for loan losses to total loans	1.66	1.75	1.98	1.96	1.88
Allowance for loan losses to nonaccrual loans	1,069.3	428.9	369.1	219.5	349.0
Net recoveries / (charge-offs) to average loans	0.10	(0.07)	(0.36)	(0.69)	(0.41)

(1)        Certain prior period data has been adjusted to conform to the current year presentation Adjusted balances also reflect the elimination of goodwill amortization of $12,868 for the year ended December 31, 2001 to reflect all periods on a comparable basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

City National Corporation and subsidiaries (the Company), through its primary subsidiary, City National Bank, (the Bank) provide private and business banking services, including investment and trust services. The Bank is the second largest independent commercial bank headquartered in California. The Bank’s principal client base comprises small to mid-size businesses, entrepreneurs, professionals, and affluent individuals. For over fifty years, the Bank has served clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate clients’ use, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking and other products and services. The Company also lends, invests and provides services in accordance with its Community Reinvestment Act commitment. Through the Company’s various asset management firms, subsidiaries of the Corporation, and Wealth Management Services, a division of the Bank, the Company offers 1) investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management, 2) personal and business trust and investment services, including employee benefit trust services, 401(k) and defined benefit plans and 3) estate and financial planning and custodial services. The Bank also advises and markets mutual funds under the name of CNI Charter Funds.

The Corporation is the holding company for the Bank. References to the “Company” mean the Corporation and its subsidiaries including the Bank. The financial information presented herein includes the accounts of the Corporation, its non-bank subsidiaries, the Bank, and the Bank’s wholly-owned subsidiaries. All material transactions between these entities are eliminated.

See “Cautionary Statement for Purposes of the “Safe Harbor’ Provision of the Private Securities Litigation Reform Act of 1995,” on page 59 in connection with “forward-looking” statements included in this report.

Over the last three years, the Company’s assets, loans, and deposits have grown by 23 percent, 16 percent, and 23 percent, respectively. The growth primarily reflects the successful sales efforts of the Company’s colleagues, but was also augmented by a Bank acquisition in that period, as described below. The Corporation has not made any acquisitions since 2003 but regularly evaluates, and holds discussions with, various potential acquisition candidates.

On April 1, 2003, the Corporation acquired Convergent Capital Management LLC, a privately held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms. Combined, these 10 firms managed assets of approximately $14.0 billion as of December 31, 2005. The purchase price was $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt. The acquisition resulted in $25.8 million in customer contract intangibles, which is being amortized over 20 years, and $21.5 million in goodwill.

CAPITAL ACTIVITY

On February 13, 2003, the Corporation issued $225.0 million of 5.125 percent Senior Notes due 2013 in a private placement. A like amount of exchange notes were subsequently registered pursuant to the Securities Act of 1933 in April 2003 and 100 percent of the Senior Notes were exchanged for the registered notes in an exchange offering with the Senior Notes which closed on May 29, 2003.

On January 22, 2003, the Board of Directors authorized a one-million-share stock buyback program. The buyback was completed in 2004 at an average cost of $46.55 per share. On July 15, 2003, the Board of Directors authorized the repurchase of 500,000 additional shares of City National Corporation stock, following completion of the Company’s January 22, 2003 buyback initiative. In 2004, 490,500 shares were repurchased under this program, and the remaining 9,500 shares were repurchased in 2005. In March 2004, the Board of Directors authorized the repurchase of an additional one million shares of City National Corporation stock, to follow the completion of the July 15, 2003 buyback initiative. In 2005, 630,500 shares were repurchased at an average cost of $69.45 (including the 9,500 shares mentioned above) leaving 379,000 shares available to be repurchased. The shares purchased under the buyback programs will be reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. In February 2006, 41,200 shares were repurchased at an average cost of $73.64 per share. At February 28, 2006, 337,800 shares were available for repurchase.

The Corporation paid dividends of $1.44 per share of common stock in 2005 and $1.28 per share of common stock in 2004. On January 18, 2006, the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $0.41 per share to shareholders of record on February 1, 2006 payable on February 15, 2006. This reflects a 14 percent increase over the $0.36 per share paid in November 2005.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of City National Corporation (the Corporation) and of the Bank and their subsidiaries conform to accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan losses, the reserve for off-balance sheet credit commitments and the valuation of financial instruments.

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

Management believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of its consolidated financial statements:

Accounting for securities

All securities other than trading securities are classified as available-for-sale and are valued at fair value. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included in comprehensive income, net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method. Trading securities are valued at fair value with any unrealized gains or losses included in income.

If available, quoted market prices provide the best indication of value. If quoted market prices were not available for fixed-maturity securities, the Company would discount the expected cash flows using market interest rates commensurate with the credit quality and maturity of the investments. Alternatively, matrix or model pricing would be used to determine an appropriate fair value. The determination of market or fair value considers various factors, including time value and volatility factors; price activity for equivalent instruments; counterparty credit quality; and the potential impact on market prices or fair value of liquidating the Company’s positions in an orderly manner over a reasonable period of time under current market conditions. Changes in assumptions could affect the fair values of investments.

For the substantial majority of our investments, fair values are determined based upon externally verifiable model inputs and quoted prices. All financial models that are used for updating the Company’s published financial statements or for independent risk monitoring must be validated and periodically reviewed by qualified personnel. Using this information, the Company conducts regular reviews to assess whether other-than-temporary impairment exists. Deteriorating global, regional or specific issuer-related economic conditions could adversely affect these values. The Company considers such factors as the length of time and the extent to which the market value has been less than cost. If an other-than-temporary impairment is determined to exist, the impairment charge is included in income.

Accounting for the allowance for loan losses and reserve for off-balance sheet credit commitments

The Company accounts for the credit risk associated with lending activities through its allowances for loan losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the income statement to adjust the allowance and reserve to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. The provision for credit losses reflects management’s judgment of the adequacy of the allowance for loan losses and the reserve for off-balance sheet credit commitments. It is determined through quarterly analytical reviews of the loan and commitment portfolios and consideration of such other factors as the Company’s loan loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values, and current economic conditions, as well as the results of the Company’s ongoing credit review process and that of its regulators. As conditions change, our level of provisioning and the allowance for loan losses and reserve for off-balance sheet credit commitments may change.

Larger-balance, non-homogenous exposures are individually evaluated based upon the borrower’s overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for loan losses and the reserve for off-balance sheet credit commitments attributed to these loans are established via a process that considers all available evidence, including, as appropriate, the present value of the expected future cash flows discounted using the loan’s contractual effective rate, the secondary market value of the loan and the fair value of collateral. Management also considers overall portfolio indicators, including trends in internally risk-rated exposures, classified exposures, cash-basis loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit-limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

Each portfolio of smaller balance, homogeneous loans, including residential first mortgages, installment, revolving credit and most other consumer loans, is collectively evaluated for loss potential. The allowance for loan losses and reserve for off-balance sheet credit commitments for these loans is established via a process that begins with estimates of probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, as well as analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, nonperforming and classified loans, and trends in volumes and terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures, economic, geographical, product, and other environmental factors; and model imprecision.

The quantitative portion of the allowance for loan losses is adjusted for qualitative factors to account for imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance. The qualitative portion of the allowance attempts to incorporate the risks inherent in the portfolio, economic uncertainties, historical loss experience, and other subjective factors including industry trends.

The Company has not recorded a provision for credit losses since the second quarter of 2003. This is attributable to the continued strong credit quality of the Company’s loan portfolio, rate of loan growth, changing economic conditions and management’s ongoing assessment of the credit quality of the loan portfolio. The key indicators of the improving asset quality of the loan portfolio during the period were an improvement in credit risk ratings, a decline in nonaccrual loans and loan recoveries that exceeded loan charge-offs.

Accounting for derivatives and hedging activities

As part of its asset and liability management strategies, the Company uses interest rate swaps to reduce cash flow variability and to moderate changes in the fair value of certain fixed-rate deposits and borrowings and certain variable-rate loans. In accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), all derivatives are recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

In accordance with SFAS No. 133, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a “fair value hedge” which is a hedge of a recognized asset or liability, (ii) a “cash flow hedge” which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an “undesignated hedge”, a derivative instrument not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statement of income. All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet. The Company did not have any undesignated hedges during 2005 or 2004.

Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in SFAS 133) in offsetting changes in either the fair value or cash flows of the hedged item. Retroactive effectiveness is assessed, as well as the continued expectation that the hedge will remain effective prospectively.

For cash flow hedges, in which derivatives hedge the variability of cash flows (interest payments) on loans that are indexed to U.S. dollar LIBOR or the Bank’s prime interest rate, the effectiveness is assessed prospectively at the inception of the hedge, and prospectively and retrospectively at least quarterly thereafter. Ineffectiveness of the cash flow hedges is measured on a quarterly basis using the hypothetical derivative method. For cash flow hedges, the effective portion of the changes in the derivatives’ fair value is not included in current earnings but is reported as other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in other comprehensive income is recognized on the same line in the consolidated statement of income as the hedged item, i.e. included in interest income on loans. Any ineffective portion of the changes of fair value of cash flow hedges would be recognized immediately in other noninterest income in the consolidated statement of income.

For fair value hedges, in which derivatives hedge the fair value of certain certificates of deposits, subordinated debt and other long-term debt, the interest rate swaps are structured so that all key terms of the swaps match those of the underlying debt transactions, therefore ensuring hedge effectiveness at inception. On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and the hedging counterparties are evaluated to ensure that there are no adverse developments regarding counterparty default, therefore ensuring continuous effectiveness. For fair-value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings, on the same line in the consolidated statement of income as the related hedged item. The ineffective portion, if any, of the changes in the fair value of these hedges (the differences between changes in the fair value of the interest rate swaps and the hedged items) would be recognized immediately in other noninterest income in the consolidated statement of income.

Fair values are determined from verifiable third-party sources that have considerable experience with the interest-rate swap market. For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest rate swaps is recorded as an adjustment to net interest income for the hedged items.

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) a derivative expires or is sold, terminated, or exercised, (iii) a derivative is un-designated as a hedge, because it is unlikely that a forecasted transaction will occur; or (iv) the Company determines that designation of a derivative as a hedge is no longer appropriate. If a derivative instrument in a fair value hedge is terminated or the hedge designation removed, the previous adjustments to the carrying amount of the hedged asset or liability are subsequently accounted for in the same manner as other components of the carrying amount of that asset or liability. For interest-earning assets and interest-bearing liabilities, such adjustments are amortized into earnings over the remaining life of the respective asset or liability. If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, related amounts reported in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Accounting for stock options

The Company grants stock options and restricted stock to employees in order to leverage the success of the Company by providing a means of attracting, motivating, retaining, and rewarding key employees. The stock option plans are authorized and administered by the Compensation, Nominating, & Governance Committee of the Board of Directors, (“the Committee”). Awards may be granted to eligible employees, and shall not exceed 500,000 shares to an employee during any one year period as determined by the Committee. Non-qualified and incentive options are issued at the fair market value of the common stock on the grant date. Each option vests evenly over a four year period, beginning on the first anniversary of the grant date, and has an option term of 10 years, after which the option expires. Unvested options are forfeited upon termination of employment, except in the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006, or upon the death of an employee, at which point the remaining unvested options are automatically vested.

Through 2005, the Company has applied APB Opinion No. 25 in accounting for the stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. As a practice, the Corporation’s stock option grants are such that the exercise price equals the current market price of the common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 using the Black-Scholes option-pricing model, the Company’s proforma net income would have been reduced to the proforma amounts indicated in Note 1 of the Notes to Consolidated Financial Statements.

The Black-Scholes option-pricing model requires assumptions about the expected lives of the options that is based upon the pattern of exercise of options granted by the Corporation in the past; volatility based on changes in the price of the Corporation’s common stock during the past 6 years, as measured monthly; the dividend yield and a risk-free investment rate. Actual dividend payments will depend upon a number of factors, including future financial results, and may differ substantially from the assumption. The risk-free investment rate is based on the yield on 10-year U.S. Treasury Notes on the grant date.

The actual value, if any, which a grantee may realize will depend upon the difference between the option exercise price and the market price of the Corporation’s common stock on the date of exercise.

Since 2003, stock-based compensation performance awards granted to colleagues of the Company have included restricted stock grants and fewer stock options. This reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues. Twenty-five percent of the restricted stock awards vest two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The portion of the market value of the restricted stock related to current service is recognized as compensation expense. The portion of the market value of the restricted stock relating to future service is included in deferred equity compensation and will be amortized over the remaining vesting period on a straight-line basis. The Company recorded $4,111,135 in expense for restricted stock awards in 2005 compared to $3,445,007 in 2004.

In December 2004, the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows” to require that excess tax benefits be reported as a financing cash inflow rather than as reduction of taxes paid, which is included in operating cash flows.

The Company is required to adopt SFAS No. 123R for the period beginning January 1, 2006 using either a modified version of prospective application or a modified version of retrospective application. The Company adopted SFAS No. 123R using the modified prospective method with an effective date of January 1, 2006. This will have the effect of increasing compensation expense in 2006 and reducing net income per share by approximately $0.07 a share.

2005 HIGHLIGHTS

•       Consolidated net income for 2005 was $234.7 million, or $4.60 per diluted common share, compared with $206.3 million, or $4.04 per diluted common share, in 2004. Net income increased 14 percent, primarily attributable to strong loan growth, an expanding net interest margin, and growth in our wealth management business. Nonaccrual loans for 2005 fell to $14.4 million, a 58.4 percent decline from December 31, 2004. Net loan recoveries were $9.3 million in 2005; compared to net loan charge-offs of $5.7 million in 2004.

•       Fully taxable-equivalent net interest income of $625 million was up 12 percent from 2004, due primarily to increasing loan volume and higher interest rates.

•       No provision for credit losses was recorded for the years ended December 31, 2005 and December 31, 2004.

•       Noninterest income reached $208 million in 2005, up 13 percent from the previous year. It accounts for 25 percent of the Company’s revenue. The increase was due largely to the continued growth of the Company’s wealth management business and higher international services fees.

•       The Company’s effective tax rate was 37.7 percent for the year, compared to a 37.4 percent rate in 2004.

•       Total assets at December 31, 2005 reached $14.6 billion, up 2 percent from the end of 2004 and 1 percent from the third quarter of 2005.

•       Total average assets increased to $14.2 billion in 2005 from $13.4 billion in 2004, an increase of $0.8 billion, or 6 percent.

•       The return on average assets was 1.66 percent for 2005 compared with 1.54 percent for 2004. The return on average shareholders’ equity increased to 16.89 percent in 2005 from 16.34 percent for the prior year.

•       Average securities for 2005 were up 10 percent from 2004. The average duration of the total available-for-sale securities portfolio at both December 31, 2005 and December 31, 2004 was 3.0 years.

•       Average loan balances grew 9 percent to $8.9 billion.

•       Average deposits totaled $11.8 billion, up 4 percent from 2004.

OUTLOOK

Management currently expects earnings per share to grow at a rate of between 9 percent and 12 percent in 2006. This guidance reflects the estimated 7-cent-per-share impact of expensing stock options.

Average loans are expected to grow at a higher rate than they did in 2005, while average deposits are expected to grow at a rate similar to last year. The average net interest margin for 2006 may show some modest expansion. Noninterest income and noninterest expense are expected to grow at lower rates than in 2005. Management expects to make a provision for loan losses in 2006, depending on numerous factors related to asset quality, charge-offs, and the economic environment. It also expects the Company’s effective tax rate to be slightly higher in 2006 than in 2005.

RESULTS OF OPERATIONS

Operations Summary

An operations summary on a fully taxable-equivalent basis for each of the last five years ended December 31 follows.

	Year	Increase		Year	Increase
Dollars in thousands	Ended	(Decrease)		Ended	(Decrease)		Year Ended December 31,
(except per share amounts)	2005	Amount	%	2004	Amount	%	2003	2002	2001
Interest income (1)	$731,048	$113,085	18	$617,963	$27,885	5	$590,078	$624,504	$638,914
Interest expense	106,125	47,688	82	58,437	(2,673)	(4)	61,110	94,444	191,094
Net interest income	624,923	65,397	12	559,526	30,558	6	528,968	530,060	447,820
Provision for credit losses	—	—	—	—	(29,000)	(100)	29,000	67,000	35,000
Noninterest income	208,189	23,924	13	184,265	7,040	4	177,225	146,293	132,384
Noninterest expense:
Staff expense	263,398	23,815	10	239,583	22,089	10	217,494	195,652	170,364
Other expense (2)	174,987	19,160	12	155,827	9,143	6	146,684	135,994	143,031
Total	438,385	42,975	11	395,410	31,232	9	364,178	331,646	313,395
Minority interest expense	5,675	683	14	4,992	953	24	4,039	945	0
Income before income taxes	389,052	45,663	13	343,389	34,413	11	308,976	276,762	231,809
Income taxes	141,821	18,392	15	123,429	15,483	14	107,946	78,858	71,973
Less: adjustments (1)	12,496	(1,142)	(8)	13,638	(715)	(5)	14,353	14,804	13,666
Net income	$234,735	$28,413	14	$206,322	$19,645	11	$186,677	$183,100	$146,170
Adjusted net income (2)	$234,735	$28,413	14	$206,322	$19,645	11	$186,677	$183,100	$159,038
Net income per share, diluted	$4.60	$0.56	14	$4.04	$0.32	9	$3.72	$3.56	$2.96
Adjusted net income per share, diluted	$4.60	$0.56	14	$4.04	$0.32	9	$3.72	$3.56	$3.22

(1)           Includes amounts to convert nontaxable income to a fully-taxable equivalent yield. To compare tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

(2)           Adjusted balances reflect the elimination of goodwill amortization of $12,868 for the year ended December 31, 2001 to reflect all periods on a comparable basis.

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.

The following table shows average balances, interest income and yields for the last five years.

Net Interest Income Summary

	2005			2004
Dollars in thousands	Average Balance	Interest income/ expense (2)	Average interest rate	Average Balance	Interest income/ expense (2)	Average interest rate
Assets
Interest-earning assets
Loans
Commercial	$3,324,796	$203,800	6.13%	$3,042,167	$158,641	5.21%
Commercial real estate mortgages	1,819,488	131,179	7.21	1,776,193	111,992	6.31
Residential mortgages	2,470,094	128,547	5.20	2,132,094	114,616	5.38
Real estate construction	748,807	56,852	7.59	756,022	41,734	5.52
Equity lines of credit	298,751	18,029	6.03	216,206	9,649	4.46
Installment	213,422	14,708	6.89	183,975	11,269	6.13
Total loans (1)	8,875,358	553,115	6.23	8,106,657	447,901	5.53
Due from banks—interest bearing	46,705	661	1.42	63,042	740	1.17
Federal funds sold and securities purchased under resale agreements	50,287	1,617	3.22	463,979	6,884	1.48
Securities available-for-sale	4,038,303	174,259	4.32	3,656,548	162,107	4.43
Trading account securities	37,645	1,396	3.71	32,476	331	1.02
Total interest-earning assets	13,048,298	731,048	5.60	12,322,702	617,963	5.01
Allowance for loan losses	(150,303)			(153,266)
Cash and due from banks	443,828			442,570
Other non-earning assets	819,449			783,989
Total assets	$14,161,272			$13,395,995
Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$828,530	1,067	0.13	$792,424	697	0.09
Money market accounts	3,557,633	43,880	1.23	3,711,983	27,670	0.75
Savings deposits	196,590	540	0.27	249,081	533	0.21
Time deposits—under $100,000	183,888	4,483	2.44	190,821	2,902	1.52
Time deposits—$100,000 and over	1,013,486	26,075	2.57	849,489	12,456	1.47
Total interest—bearing deposits	5,780,127	76,045	1.32	5,793,798	44,258	0.76
Federal funds purchased and securities sold under repurchase agreements	278,576	8,583	3.08	119,251	1,422	1.19
Other borrowings	533,755	21,497	4.03	571,807	12,757	2.23
Total interest—bearing liabilities	6,592,458	106,125	1.61	6,484,856	58,437	0.90
Noninterest—bearing deposits	5,998,712			5,481,219
Other liabilities	180,371			167,358
Shareholders’ equity	1,389,731			1,262,562
Total liabilities and shareholders’ equity	$14,161,272			$13,395,995
Net interest spread			3.99%			4.11%
Fully taxable-equivalent net interest income		$624,923			$559,526
Net interest margin			4.79%			4.54%

(1)    Includes average nonaccrual loans of $22,495, $39,266, $66,675, $58,707, and $45,167 for 2005, 2004, 2003, 2002, and 2001 respectively.

(2)    Loan income includes loan fees of $22,562, $21,122, $22,573, $24,762, and $22,753 for 2005, 2004, 2003, 2002, and 2001 respectively.

Net Interest Income Summary

2003			2002			2001
Average Balance	Interest income/ expense (2)	Average interest rate	Average Balance	Interest income/ expense (2)	Average interest rate	Average Balance	Interest income/ expense (2)	Average interest rate

$ 3,256,646	$170,433	5.23%	$ 3,518,399	$211,750	6.02%	$3,072,172	$241,848	7.87%
1,681,056	113,830	6.77	1,647,398	122,528	7.44	1,442,441	121,166	8.40
1,827,504	109,990	6.02	1,753,536	118,017	6.73	1,474,856	105,251	7.14
647,851	33,593	5.19	634,074	35,221	5.55	513,184	38,676	7.54
173,937	7,528	4.33	134,762	6,616	4.91	82,999	5,887	7.09
142,156	9,323	6.56	134,484	9,973	7.42	127,663	11,328	8.87
7,729,150	444,697	5.75	7,822,653	504,105	6.44	6,713,315	524,156	7.81
66,755	604	0.90	24,588	290	1.18	18,707	436	2.33
386,388	4,185	1.08	171,809	2,759	1.61	107,247	3,298	3.08
2,944,443	140,381	4.77	1,943,910	116,898	6.01	1,637,321	109,070	6.66
32,298	211	0.65	34,038	452	1.33	43,652	1,954	4.48
11,159,034	590,078	5.29	9,996,998	624,504	6.25	8,520,242	638,914	7.50
(161,869			(150,844			(129,045)
436,870			430,085			399,978
722,110			623,431			545,273
$12,156,145			$10,899,670			$9,336,448
$ 652,238	1,218	0.19	$ 616,158	1,546	0.25	$ 554,641	2,114	0.38
3,205,041	26,078	0.81	2,517,341	34,161	1.36	1,552,404	44,162	2.84
285,584	614	0.21	225,217	2,016	0.90	247,280	7,064	2.86
209,520	3,521	1.68	226,042	5,368	2.37	245,350	11,397	4.65
1,003,012	14,377	1.43	1,239,576	27,621	2.23	1,469,874	68,513	4.66
5,355,395	45,808	0.86	4,824,334	70,712	1.47	4,069,549	133,250	3.27
147,883	1,538	1.04	199,110	3,033	1.52	326,889	13,218	4.04
645,578	13,764	2.13	879,145	20,699	2.35	990,779	44,626	4.50
6,148,856	61,110	0.99	5,902,589	94,444	1.60	5,387,217	191,094	3.55
4,689,872			3,815,212			2,998,435
169,940			132,476			125,452
1,147,477			1,049,393			825,344
$12,156,145			$10,899,670			$9,336,448
		4.29%			4.65%			3.95%
	$528,968			$530,060			$447,820
		4.74%			5.30%			5.26%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income between 2005 and 2004 as well as between 2004 and 2003 broken down between volume and rate.

Changes In Net Interest Income

	2005 vs 2004			2004 vs 2003
Dollars in thousands—	Increase (decrease) due to		Net increase	Increase (decrease) due to		Net increase
fully taxable equivalent basis	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$45,061	$60,153	$105,214	$21,603	$(18,399)	$3,204
Due from banks - interest bearing	(216)	137	(79)	(35)	171	136
Securities available-for-sale	16,316	(4,164)	12,152	32,245	(10,519)	21,726
Federal funds sold and securities purchased under resale agreements	(9,236)	3,969	(5,267)	949	1,750	2,699
Trading account securities	61	1,004	1,065	1	119	120
Total interest-earning assets	51,986	61,099	113,085	54,763	(26,878)	27,885
Interest paid on:
Interest checking deposits	34	336	370	261	(133)	128
Money market deposits	(1,185)	17,395	16,210	3,704	(2,112)	1,592
Savings deposits	(124)	131	7	(81)	—	(81)
Time deposits	2,626	12,574	15,200	(2,392)	(797)	(3,189)
Other borrowings	2,846	13,055	15,901	(2,043)	920	(1,123)
Total interest-bearing liabilities	4,197	43,491	47,688	(551)	(2,122)	(2,673)
	$47,789	$17,608	$65,397	$55,314	$(24,756)	$30,558

Net interest income was positively impacted by increases in interest rates by the Federal Reserve Board throughout 2005. These rate increases had three primary effects: (1) Interest income increased primarily as a result of the repricing of commercial and real estate loans with rising prime and LIBOR rates, (2) rates on deposits increased, but not as fast as loan rates, and (3) service charges on deposits decreased due to higher earnings credits on deposit balances. Higher earnings credits result in lower compensating balances and lower overall deposit growth. The 25-basis-point increase in our net margin from 2004 to 2005 is attributable to rising interest rates and the availability of noninterest-bearing deposits to fund loans. Our service charges on deposit accounts, included in noninterest income, decreased by $7.3 million or 17.6 percent between December 31, 2004 and December 31, 2005, due to higher earnings credits on customer deposit balances. Changes in volume and mix are described below. Changes in volume can be attributed to many factors including changes in interest rates.

Taxable-equivalent net interest income totaled $624.9 million in 2005, compared with $559.5 million for 2004. The increase in net interest income reflected higher yielding average loans due to both higher interest rates and increasing loan balances. Included in 2005 was $9.9 million from the receipt of net settlements of interest rate risk management instruments compared to $29.1 million in 2004. Interest income recovered on charged-off loans included above was $2.5 million in 2005, compared with $2.1 million for 2004. The fully taxable-equivalent net interest margin in 2005 was 4.79 percent, compared with 4.54 percent for 2004.

Average loans for 2005 were $8,875.4 million, $768.7 million or 9.5 percent higher than 2004 due to a good economy and the acquisition of new customers. Compared with 2004 averages, residential mortgage loans rose 15.9 percent to $2,470.1 million, commercial loans increased 9.3 percent to $3,324.8 million and commercial real estate mortgage loans increased 2.4 percent to $1,819.5 million. Real estate construction loans declined slightly to $748.8 million.

Average securities available-for-sale in 2005 were $4,038.3 million, an increase of $381.8 million, or 10.4 percent, over 2004.

Average core deposits, which continued to provide substantial benefits to the bank’s cost of funds, rose to $10,765.3 million, an increase of 3.3 percent over 2004. Average core deposits, which do not include certificates of deposit of $100,000 or more, represented 91.4 percent of the total average deposit base for the year. Included in core deposits are specialty deposits. Average specialty deposits, primarily from title and escrow companies, were $1,614.9 million in 2005, compared to $1,528.9 million in 2004. Average interest-bearing core deposits decreased to $4,766.6 million in 2005 from $4,944.3 million in 2004, a decrease of $177.7 million, or 3.6 percent. Average noninterest-bearing deposits increased to $5,998.7 million in 2005 from $5,481.2 million in 2004, an increase of $517.5 million, or 9.4 percent.

New clients and higher existing client deposit balances maintained to pay for services contributed to the growth of deposits. Average time deposits in denominations of $100,000 or more increased $164.0 million, or 19.3 percent, between 2004 and 2005.

In 2004, taxable-equivalent net interest income totaled $559.5 million in 2004, compared with $529.0 million in 2003. The increase in net interest income was primarily due to higher yields on higher average securities. Net interest income for 2004 included $29.1 million from the receipt of net settlements of interest rate risk management instruments compared to $31.5 million in 2003. Interest income recovered on charged-off loans included above was $2.1 million in 2004, compared with $2.7 million for 2003. The fully taxable-equivalent net interest margin in 2004 was 4.54 percent, compared with 4.74 percent for 2003.

Average loans for 2004 were $8,106.7 million, $377.5 million or 4.9 percent higher than 2003 due to improved loan demand. Compared with 2003 averages, residential mortgage loans rose 16.7 percent to $2,132.1 million, commercial real estate mortgage loans increased 5.7 percent to $1,776.2 million; and real estate construction loans rose 16.7 percent to $756.0 million. Commercial loans decreased by 6.6 percent to $3,042.2 million.

Average securities available-for-sale in 2004 were $3,656.5 million an increase of $712.1 million, or 24.2 percent, over 2003 as deposit growth continued to exceeded loan demand.

Total average core deposits rose to $10,425.5 million in 2004, an increase of 15.3 percent over 2003. Average core deposits represented 92.5 percent of the total average deposit base for 2004. Average interest-bearing core deposits increased to $4,944.3 million in 2004 from $4,352.4 million in 2003, an increase of $591.9 million, or 13.6 percent. Average noninterest-bearing deposits increased to $5,481.2 million in 2004 from $4,689.9 million in 2003, an increase of $791.3 million, or16.9 percent. New clients and higher existing client deposit balances maintained to pay for services contributed to the growth of deposits. Average time deposits in denominations of $100,000 or more decreased $153.5 million, or 15.3 percent, between 2003 and 2004.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan losses and provision for credit losses. The provision is the expense recognized in the income statement to adjust the allowance to the level deemed appropriate by management, as determined through its application of the Company’s allowance methodology procedures (see “Critical Accounting Policies” on page 26).

The provision for credit losses primarily reflects management’s ongoing assessment of the credit quality and growth of the loan and commitment portfolios as well as the levels of net loan charge-offs/recoveries and nonaccrual loans, and changes in the economic environment during the period. In 2005, 2004, and 2003, net recoveries/ (charge-offs) totaled $9.3 million, ($5.7) million and ($27.5) million, respectively. In these years, nonaccrual loans at year-end totaled $14.4 million, $34.6 million and $42.3 million, respectively.

The Company recorded no provision for credit losses in 2005 or 2004, and $29.0 million in 2003. The Company has not recorded a provision for credit losses since the second quarter of 2003. This is attributable to the continued strong credit quality of the Company’s loan portfolio, rate of loan growth, changing economic conditions and management’s ongoing assessment of the credit quality of the loan portfolio. The key indicators of the improving asset quality of the loan portfolio during the period were an improvement in credit risk ratings, a decline in nonaccrual loans and loan recoveries that exceeded charge-offs.

Total nonaccrual loans decreased to $14.4 million at December 31, 2005, down 58 percent from December 31, 2004 and 22 percent from September 30, 2005. There were net loan recoveries of $9.3 million for the year ended December 31, 2005 compared with net charge-offs of $5.7 million for the year ended December 31, 2004 and net charge-offs of $27.5 million for the year ended December 31, 2003. See “Balance Sheet Analysis—Asset Quality—Allowance for Loan Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan losses.

In response to the improving credit performance and economic conditions, the Company considered it appropriate not to record a provision for credit losses in the quarter ended December 31, 2005. As a result of not recording a provision for credit losses, the Company’s net income was positively impacted.

Based on expected loan growth, the levels of nonperforming loans and net charge-offs, it is anticipated that the allowance for loan losses and reserve for off-balance sheet credit commitments will require additional provisions for credit losses in 2006. Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for loan losses. Additionally, subsequent evaluation of the loan and commitment portfolios by the Company and its regulators, in light of factors then prevailing, may warrant an adjustment to the amount of the projected provision.

Noninterest Income

The Company continues to emphasize fee income growth. Noninterest income in 2005 totaled $208.2 million, an increase of $23.9 million, or 13.0 percent, from 2004. Noninterest income increased $7.1 million, or 4.0 percent, between 2004 and 2003. Noninterest income represented 25.4 percent of total revenues in 2005, compared with 25.2 percent and 25.6 percent in 2004 and 2003, respectively.

A breakdown of noninterest income by category is reflected below.

Analysis of Changes in Noninterest Income

		Increase (Decrease)			Increase (Decrease)
Dollars in millions	2005	Amount	%	2004	Amount	%	2003
Trust and investment fees	$78.6	$10.3	15.1	$68.3	$21.2	45.0	$47.1
Brokerage and mutual fund fees	41.9	4.2	11.1	37.7	1.1	3.0	36.6
Cash management and deposit transaction fees	34.1	(7.3)	(17.6)	41.4	(2.1)	(4.8)	43.5
International services fees	23.2	2.4	11.5	20.8	1.5	7.8	19.3
Bank-owned life insurance	3.2	0.4	14.3	2.8	(0.2)	(6.7)	3.0
Other service charges and fees	24.9	5.8	30.4	19.1	(5.4)	(22.0)	24.5
Total recurring noninterest income	205.9	15.8	8.3	190.1	16.1	9.3	174.0
Gain (loss) on sale of loans and assets	1.0	1.0	—	—	(0.1)	N/M	0.1
Gain (loss) on sale of securities	1.3	7.1	122.4	(5.8)	(8.9)	N/M	3.1
Total	$208.2	$23.9	13.0	$184.3	$7.1	4.0	$177.2

Trust and investment fee revenue and brokerage and mutual fund fees, which include trust fees, commissions and mark-ups on securities transactions with clients, and fees on mutual funds, increased by $14.5 million or 13.7 percent in 2005 compared with 2004. The increase was due to new business and higher market values. Trust and investment fee revenue and brokerage and mutual fund fees increased by $22.3 million, or 26.6 percent, from 2003 to 2004. At December 31, 2005, the Company had $39.6 billion in assets under management or administration, including $19.3 billion in assets under management, compared with $35.1 billion and $16.2 billion, respectively, at December 31, 2004. The increase in assets under management in 2005 is attributable to new business, strong investment performance and higher market values.

Cash management and deposit transaction fees decreased $7.3 million, or 17.6 percent, in 2005, compared with a 4.8 percent decrease in 2004. The decrease in both years was due to a higher earnings credit rate and higher balances maintained to offset transaction charges.

International services fee income for 2005 increased $2.4 million, or 11.5 percent, over 2004, compared with a 7.8 percent increase in 2004. The increase in 2005 is primarily due to the continued growth of the company’s international business and higher demand for letters of credit. In 2004, international services fee income increased $1.5 million over 2003 due to higher foreign exchange income.

Other service charges and fees increased $5.8 million in 2005 over 2004, or 30.4 percent, primarily as a result of non-recurring insurance proceeds and higher fees on participating mortgage loans (PMLs). Other service charges and fees decreased $5.4 million in 2004 over 2003, or 22.0 percent, as a result of lower PML fees. Participation mortgage loan fees are earned upon completion and repayment for certain real estate construction projects. In these cases, the Bank lends a portion of the equity required and receives a share of the profits in return.

The gains on the sale of loans and assets were not significant in 2005, 2004 or 2003. Gains on the sale of securities available-for-sale totaled $1.3 million in 2005. Losses on the sale or writedown of securities available-for-sale totaled $5.8 million for 2004 primarily due to an $8.2 million writedown for “other-than-temporary impairment” on certain perpetual fixed-rate preferred securities. Gains on the sale of available-for-sale securities totaled $3.1 million in 2003.

Noninterest Expense

Noninterest expense was $444.1 million in 2005, an increase of $43.7 million, or 10.9 percent, over 2004. It increased $32.2 million, or 8.7 percent, in 2004 over 2003. Noninterest expense in 2005 and 2004 grew primarily because of increases in staff, incentive compensation, relocation of colleagues to City National Plaza and expenses related to regulatory compliance requirements.

Analysis of Changes in Noninterest Expense

		Increase (Decrease)			Increase (Decrease)
Dollars in millions	2005	Amount	%	2004	Amount	%	2003
Salaries and employee benefits	263.4	23.8	9.9	239.6	22.1	10.2	217.5
All Other:
Legal and professional fees	41.6	7.3	21.3	34.3	7.1	26.1	27.2
Net occupancy of premises	35.1	4.5	14.7	30.6	(0.8)	(2.5)	31.4
Information services	21.1	2.3	12.2	18.8	0.8	4.4	18.0
Depreciation	14.3	0.7	5.1	13.6	0.8	6.2	12.8
Marketing and advertising	16.2	0.7	4.5	15.5	2.3	17.4	13.2
Office services	10.7	0.4	3.9	10.3	0.3	3.0	10.0
Amortization of intangibles	6.6	(0.5)	(7.0)	7.1	(2.1)	(22.8)	9.2
Equipment	2.4	(0.1)	(4.0)	2.5	0.1	4.2	2.4
Minority interest expense	5.7	0.7	14.0	5.0	1.0	25.0	4.0
Other operating	27.0	3.9	16.9	23.1	0.6	2.7	22.5
Total all other	180.7	19.9	12.4	160.8	10.1	6.7	150.7
Total	444.1	43.7	10.9	400.4	32.2	8.7	368.2

Salaries and employee benefits expense increased 9.9 percent in 2005 primarily due to increases in staff and higher performance-based compensation costs compared with a 10.2 percent increase in 2004. On a full-time equivalent basis, staff levels have increased to 2,539 at December 31, 2005 from 2,397 at December 31, 2004 and 2,348 at December 31, 2003. As described in “Note 1 of Notes to Consolidated Financial Statements” and “Critical Accounting Policies”, the Company has applied APB Opinion No. 25 in accounting for its stock options plans and, therefore, no compensation cost for its stock options was recognized in the financial statements. However, in 2005, 2004, and 2003 the Company’s stock-based compensation performance awards included restricted stock grants. The Company recorded $4,111,135 in expense for restricted stock awards in 2005 compared to $3,445,007 in 2004, and $905,170 in 2003.

The remaining expense categories increased $19.9 million or 12.4 percent, between 2004 and 2005. Increases were the result of the Company’s growth as well as expenses related to regulatory compliance requirements. Occupancy costs increased $4.5 million primarily due to relocating employees to City National Plaza. The remaining expense categories increased $10.1 million, or 6.7 percent, between 2003 and 2004 primarily as a result of the Company’s growth.

Income Taxes

The effective tax rate for 2005 was 37.7 percent, compared with 37.4 percent for 2004 and 36.6 percent for 2003. The higher effective tax rate for 2005 is due to an increase in pretax income and a disproportionately lower increase in permanent tax differences. The higher rate for 2004 compared to 2003 is primarily due to the effect of relatively stable permanent tax differences along with an increase in pretax income.

On December 31, 2003, the California Franchise Tax Board (FTB) announced that it had taken the position that certain REIT and regulated investment company (“RIC”) tax deductions would be disallowed consistent with notices issued by the State of California that stipulate that the REIT and RIC are listed transactions under California tax-shelter legislation. The Company had created its two REITs (one of which was formed as a RIC in 2000) to raise capital for the Bank. While management believes that the tax benefits related to the two REITs realized in prior years were appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative, Option 2, which required payment of all California taxes and interest on the disputed 2000 through 2002 tax benefits while permitting the Company to claim a refund for these years and avoid certain potential penalties. The Company retains potential exposure for assertion of an accuracy-related penalty should the FTB prevail in its position, in addition to the risk of not being successful in its refund claims for taxes and interest. The Company and its advisors continue to believe that the Company’s position has merit and the Company will aggressively pursue its claims and defend its use of these entities and transactions. The Company has a $43.2 million state tax receivable, after giving effect to reserves for loss contingencies on the refund claims, or $28.1 million after the Federal tax effect of the refund claims.

The effective rates during all periods differed from the applicable statutory federal tax rate due to various factors, including state taxes, tax benefits from investments in affordable housing partnerships and tax-exempt income, including interest on bank-owned life insurance. See footnote 7 of the Notes to Consolidated Financial Statements on page A-20.

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

Liquidity Risk

Liquidity risk results from the mismatching of asset and liability cash flows. Funds for this purpose can be obtained in cash markets, by borrowing, or by selling assets. The objective of liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Company’s operations and meet obligations and other commitments on a timely and cost-effective basis. The Company achieves this objective through the selection of asset and liability maturity mixes that it believes best meet its needs. The Company’s liquidity position is enhanced by its ability to raise additional funds as needed in the money markets.

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 86 percent and 87 percent of funding for average total assets in 2005 and 2004, respectively.

A significant portion of remaining funding of average total assets is provided by short-term federal fund purchases and, to a lesser extent, sales of securities under repurchase agreements. These funding sources, on average, totaled $278.5 million and $119.3 million in 2005 and 2004, respectively. The Company reduced its funding from other borrowings to $533.8 million on average in 2005 from $571.8 million in 2004.

Liquidity is also provided by assets such as federal funds sold and trading account securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $87.9 million during 2005 compared with $496.5 million in 2004. Liquidity is also provided by the portfolio of securities available-for-sale, which averaged $4,038.3 million and $3,657.0 million in 2005 and 2004, respectively. The unpledged portion of securities available-for-sale at December 31, 2005 totaled $3.2 billion and could be sold or made available as collateral for borrowing. Maturing loans provide additional liquidity, and $2,920.1 million, or 31.5 percent, of the Company’s loans are scheduled to mature in 2006.

Interest-Rate Risk

Interest rate risk is inherent in financial services businesses. Interest rate risk results from assets and liabilities maturing or repricing at different times; assets and liabilities repricing at the same time but in different amounts or from short-term and long-term interest rates changing by different amounts (changes in the yield curve).

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

Net Interest Income Simulation:   The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by rate-stable core deposits. As a result, the net interest margin increases when interest rates increase and decreases when interest rates decrease. As part of its overall interest rate risk management process, the Company performs stress tests on net interest income projections based on a variety of factors, including changes in the relationship between the prime rate and short-term interest rates, and the shape of the yield curve. The Company uses a simulation model to estimate the severity of this risk and to develop mitigation strategies, including interest rate hedges. The magnitude of the change is determined from historical volatility analysis. The assumptions used in the model are updated periodically and reviewed and approved by the Asset Liability Management Committee (“ALCO”). In addition, the Board of Directors has adopted limits within which interest rate exposure must be contained. Within these broader limits, ALCO sets management guidelines to further contain interest rate risk exposure.

During 2005 the Company maintained an asset-sensitive interest rate position. The average prime rate increased 185 basis points in 2005 and the Company’s net interest margin increased by 25 basis points, partially due to the Company’s asset-sensitive position. Based on the balance sheet at December 31, 2005, the simulation model indicates that a gradual 100-basis-point decline in interest rates over a 12-month horizon would cause net interest income to decline approximately 0.8 percent. This is comparable to the 2.4 percent decline projected at December 31, 2004. A gradual 100-basis-point increase in interest rates over the next 12 months would result in a projected increase in net interest income of approximately 0.7 percent compared to 1.6 percent projected a year earlier. The Company’s interest-rate-risk exposure remains within Board of Director’s ALCO guidelines.

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

The MVPE model indicates that MVPE is somewhat vulnerable to a sudden and substantial increase in interest rates. As of December 31, 2005, a 200-basis-point increase in interest rates results in a 3.7 percent decline in MVPE. This compares to a 6.4 percent decline a year earlier. The lower sensitivity is due to strategic changes in the investment portfolio to limit extension risk. As of December 31, 2005, a 200-basis-point decrease in rates would improve MVPE 1.4 percent. As of December 31, 2004, the MVPE would improve 3.4 percent as rates decreased.

Gap Analysis:   The gap analysis is based on the contractual cash flows of all asset and liability balances on the Company’s books. Contractual lives of assets and liabilities may differ substantially from their expected lives. For example, checking accounts are subject to immediate withdrawal. However, experience suggests that these accounts will have longer average lives. Also, certain loans, such as first mortgages, are subject to prepayment. The gap analysis may be used to identify periods in which there is a substantial mismatch between asset and liability cash flows. These mismatches can be moderated by investments or interest rate derivatives. Gap analysis is used to support both interest rate risk and liquidity risk management.

Interest rate swaps are used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest rate swap accruals (the difference between the fixed and floating rates paid or received) are included in net interest income in the reporting periods in which they are earned.

Interest-rate swap transactions involve dealing with counterparties and the risk that they may not meet their contractual obligations. Counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts subject to credit and market risk are much smaller. At December 31, 2005 the Company’s interest-rate swaps were entered into as a hedge of the variability in interest cash flows generated from LIBOR and prime-based loans due to fluctuations in the LIBOR and prime indices or to convert fixed-rate deposits and borrowings into floating-rate liabilities. As discussed in “Critical Accounting Policies—Accounting for derivatives and hedging activities,” all derivatives are recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

As of December 31, 2005, the Company had $1,531 million notional amount of interest rate swaps, of which $506 million were designated as fair value hedges and $1,025 million were designated as cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $5.7 million. The negative mark-to-market on the cash flow hedges of variable-rate loans resulted in the recognition of other assets and other liabilities and a comprehensive loss of $11.2 million, before taxes of $4.7 million.

Amounts to be paid or received on the cash-flow-hedge interest rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $0.2 million that were reclassified into net interest expense during 2005. Comprehensive loss expected to be reclassified into net interest income within the next 12 months is $9.1 million.

	December 31, 2005			December 31, 2004			December 31, 2003
	Notional	Fair		Notional	Fair		Notional	Fair
Dollars in millions	Amount	Value	Duration	Amount	Value	Duration	Amount	Value	Duration
Fair Value Receive
Fixed Interest Rate Swap Hedges

Certificates of deposit	$15.0	$—		0.6	$50.0	$0.5	0.5	$110.0	$2.7	0.8
Long-term and subordinated debt	490.9	5.7		4.5	490.9	25.9	5.3	490.9	32.2	6.1
Total fair value hedge swaps	505.9	5.7		4.4	540.9	26.4	4.9	600.9	34.9	5.1
Cash Flow Hedge Receive
Fixed Interest Rate Swaps
US Dollar LIBOR based loans	600.0	(7.9)		0.8	725.0	(2.0)	1.3	500.0	7.2	1.1
Prime based loans	425.0	(3.3)		1.7	—	—		—	—
Total cash flow hedge swaps	1,025.0	(11.2)		1.2	725.0	(2.0)	1.3	500.0	7.2	1.1
Fair Value and Cash Flow Hedge Interest Rate Swaps	$1,530.9	$(5.5	)(1)	2.2	$1,265.9	$24.4	2.8	$1,100.9	$42.1	3.3

(1)                Net fair value is the estimated net gain (loss) to settle derivative contracts in 2005. The net fair value for 2005 of $(5.5) million is the sum of the mark-to-market asset on swaps of $3.2 million and the mark-to-market liability on swaps of $8.7 million.

The Company has not entered into transactions involving any other interest rate derivative instruments, such as interest rate floors, caps, and interest-rate futures contracts. The Company could consider using such financial instruments in the future if they offered a significant advantage over interest rate swaps.

The table below shows the notional amounts of the Company’s interest rate swap maturities and average rates at December 31, 2005 and December 31, 2004. Average interest rates on variable-rate instruments are based upon the Company’s interest rate forecast.

Interest Rate Swap Maturities and Average Rates
December 31, 2005

Dollars in millions	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Notional Amount	$390.0	$425.0	$340.9	$—	$—	$375.0	$1,530.9	$(5.5)
Weighted Average rate received	3.35%	4.82%	6.99%	—%	—%	4.85%	4.93%
Weighted Average rate paid	4.76%	5.34%	6.08%	—%	—%	4.36%	5.12%

Interest Rate Swap Maturities and Average Rates
December 31, 2004

Dollars in millions	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Notional Amount	$235.0	$340.0	$200.0	$115.9	$—	$375.0	$1,265.9	$24.4
Weighted Average rate received	3.76%	2.83%	3.39%	6.63%	—%	4.85%	4.04%
Weighted Average rate paid	2.40%	2.39%	2.39%	1.86%	—%	2.33%	2.32%

Market Risk-Foreign Currency Exchange

The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients’ transaction and economic exposures arising out of commercial transactions. The Company’s policies also permit proprietary currency positioning within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At December 31, 2005, the Company’s outstanding foreign exchange contracts for both those purchased as well as sold totaled $64.9 million. All foreign exchange contracts outstanding at December 31, 2005 had remaining maturities of 12 months or less and the mark-to-market included in other assets totaled $0.2 million.

BALANCE SHEET ANALYSIS

Securities

Comparative period-end balances for available-for-sale securities are presented below:

Securities Available-for-Sale

	December 31, 2005		December 31, 2004
Dollars in thousands	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$816,855	$801,325	$797,539	$793,195
CMO’s	1,578,948	1,543,068	1,359,322	1,354,098
Other Mortgage-backed	1,258,433	1,224,400	1,477,824	1,471,492
State and Municipal	325,630	327,882	292,244	302,073
Total debt securities	3,979,866	3,896,675	3,926,929	3,920,858
Marketable equity securities	50,359	55,827	140,968	146,717
Other equity securities	46,759	46,759	46,723	46,723
Total securities	$4,076,984	$3,999,261	$4,114,620	$4,114,298

At December 31, 2005, the fair value of securities available-for-sale totaled $3,999.3 million, a decrease of $115.0 million, or 2.8 percent from December 31, 2004. The decrease was due to scheduled maturities, paydowns and an increase in unrealized losses on the portfolio. The average duration of total available-for-sale securities at December 31, 2005 and December 31, 2004 was 3.0 years.

At December 31, 2005, the securities available-for-sale portfolio had a net unrealized loss of $77.7 million, comprised of $12.4 million of unrealized gains and $90.1 million of unrealized losses. At December 31, 2004, the securities available-for-sale portfolio had a net unrealized loss of $0.3 million, comprised of $27.1 million of unrealized gains and $27.4 million of unrealized losses. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a valuation allowance that is a component of other comprehensive income.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities included in the securities portfolio at December 31, 2005, except for mortgage-backed securities which are allocated according to final maturities. Final maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year		Over 1 year		Over 5 years
	or less		thru 5 years		thru 10 years		Over 10 years		Total
		Yield		Yield		Yield		Yield		Yield
Dollars in thousands	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)
U.S. Government and federal agency	$214,071	2.75	$579,189	3.53	$8,065	3.31	$—	—	$801,325	3.31
Mortgage-backed	171,579	4.19	63,553	4.22	294,653	4.28	2,237,683	4.54	2,767,468	4.49
State and Municipal	21,153	4.31	99,551	4.25	125,085	3.82	82,093	3.94	327,882	4.02
Total debt securities	$406,803	3.44	$742,293	3.68	$427,803	4.13	$2,319,776	4.52	$3,896,675	4.20
Amortized cost	$413,319		$754,903		$434,812		$2,376,832		$3,979,866

Dividend income included in interest income on securities available-for-sale in the consolidated statement of income was $5.3 million and $7.9 million for the years ended December 31, 2005 and 2004, respectively.

Loan Portfolio

Total loans were $9,265.6 million, $8,481.3 million, and $7,882.7 million at December 31, 2005, 2004, and 2003, respectively. Total loans increased $784.3 million during 2005 due to increased loan demand. Residential mortgage loans grew $329.8 million, while commercial loans grew $514.1 million. Construction loans decreased $112.6 million and commercial real estate mortgages fell $20.6 million.

Total loans increased $598.5 million during 2004 due to improved loan demand. Residential mortgage loans grew $313.5 million, commercial real estate mortgages grew $76.5 million, and construction loans grew $196.9 million. Commercial loans declined $125.3 million, reflecting, in part, the Company’s discontinued servicing of the dairy industry which resulted in a decrease in loans of $143.8 million.

The following table shows the Company’s consolidated loans by type of loan and their percentage distribution:

Loan Portfolio

	December 31,
Dollars in thousands	2005	2004	2003	2002	2001
Commercial	$3,544,504	$3,030,363	$3,155,673	$3,543,488	$3,184,671
Residential mortgages	2,629,396	2,299,591	1,986,047	1,788,659	1,638,648
Commercial real estate mortgages	1,821,334	1,841,974	1,765,451	1,716,144	1,516,879
Real estate construction	721,890	834,454	637,595	640,861	586,066
Equity lines of credit	333,548	255,194	188,710	168,515	99,890
Installment loans	214,930	219,701	149,266	141,803	133,052
Total loans	$9,265,602	$8,481,277	$7,882,742	$7,999,470	$7,159,206
Commercial	38.3%	35.7%	40.0%	44.3%	44.4%
Residential mortgages	28.4	27.1	25.2	22.4	22.9
Commercial real estate mortgages	19.7	21.7	22.4	21.4	21.2
Real estate construction	7.8	9.9	8.1	8.0	8.2
Equity lines of credit	3.6	3.0	2.4	2.1	1.4
Installment loans	2.2	2.6	1.9	1.8	1.9
Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

The Company’s loan portfolio consists primarily of loans for business and real estate purposes. Generally, loans are made on the basis of an available cash-flow repayment source as the first priority, with collateral being a secondary source for loan qualification. Although the legal lending limit for any one borrowing relationship was $249.8 million at December 31, 2005, the Bank has established “house limits” for individual borrowings. These limits vary by risk rating. At December 31, 2005, there were 54 relationships with commitments greater than $30.0 million. Of the relationships, 19 had outstanding balances greater than $30.0 million, of which the largest was a $137.9 million relationship with an investment-grade borrower who is involved in the aircraft leasing business.

Commercial

Commercial loans were $3,544.5 million at December 31, 2005, representing 38.3 percent of the loan portfolio compared with $3,030.4 million, or 35.7 percent of the loan portfolio, at December 31, 2004. The average outstanding individual note balance in the commercial loan portfolio at December 31, 2005 was $576,000. See also “Results of Operations—Net Interest Income.”

Included in commercial loans are participations in syndicated loans. As of December 31, 2005, total syndicated commitments were $1.2 billion or 11.9 percent of total commercial commitments and 8.6 percent of total loan commitments. Approximately 82 percent of the commitments, or $1.0 billion, were purchased participations and 18 percent, or $0.2 billion, were agented loans in which the Bank is the lead bank. Total outstanding balances on syndicated loans were $486 million or 13.7 percent of commercial loans outstanding and 5.2 percent of total loans outstanding. Of the $486 million outstanding, 79 percent or $384 million were purchased participations and 21 percent or $102 million were agented loans in which the Bank is the lead bank. At December 31, 2004, syndicated loan commitments totaled $862 million, and outstanding balances totaled $398 million. The growth in the syndicated portfolio has been primarily from participations in credits to publicly-traded national home builders. Our commitments to this sector are currently capped at $300 million. Since December 31, 2004, total real estate-related syndicated commitments increased 115 percent to $596 million, and outstanding balances increased 21 percent to $193 million.

Following is a breakdown of commercial loans to businesses engaged in the industries listed.

Commercial Loans by Industry

	December 31,
Dollars in thousands	2005	%	2004	%
Services (1)	$658,550	18.6	$674,113	22.2
Entertainment	627,359	17.7	607,251	20.0
Wholesale Trade	238,886	6.7	232,304	7.7
Manufacturing	289,691	8.2	276,438	9.1
Public Finance	182,335	5.1	190,613	6.3
Real Estate and Construction	657,744	18.6	514,388	17.0
Finance and Insurance	330,054	9.3	208,556	6.9
Retail Trade	263,239	7.4	207,575	6.8
Aircraft Lessors (2)	137,880	3.9	88,481	2.9
Other	158,766	4.5	30,644	1.1
Total	$3,544,504	100.0	$3,030,363	100.0
Nonaccrual loans	$5,141		$30,334
Percentage of total loans	0.15%		1.00%

(1)          Legal, membership organizations, engineering and management services, etc.

(2)          Loans in this category consist of four related borrowers. These loans are partially or fully supported by either payment guarantees or asset-value support and remarketing agreements from an investment-grade company. This investment-grade company also has a $71.3 million unsecured loan included in this category. As of December 31, 2005, all of the loans are current. Not included in this category are loans to other companies serving the airline industry or loans to individuals or companies to purchase non-commercial aircraft where repayment is primarily predicated on the strength of the borrower and/or guarantor.

Residential Mortgage

Residential mortgage loans which comprised 28.4 percent of total loans in 2005 continued a 10-year growth trend, increasing $329.8 million, or 14.3 percent, to $2,629.4 million at December 31, 2005. In 2005, 100 percent of the portfolio was originated internally, primarily to existing clients. The company has not purchased any loans since 1997, except for CRA purposes. The residential first mortgage loans originated internally have a weighted average loan-to-value ratio of 52 percent at origination. Residential mortgage loans totaling approximately $294,000 were on nonaccrual status as of December 31, 2005. The average outstanding individual note balance at December 31, 2005 was approximately $733,000.

Commercial Real Estate Mortgage

Commercial real estate mortgages, representing 19.7 percent of the loan portfolio, were comprised of 91.4 percent commercial and 8.6 percent residential (including undeveloped land and multi-family condominium/apartment loans) loans. The average outstanding individual note balance at December 31, 2005 was approximately $1,417,000. A breakdown of real estate mortgage loans by collateral type follows:

Commercial Real Estate Mortgage Loans by Collateral Type

	December 31,
Dollars in thousands	2005	%	2004	%
Industrial	$831,010	45.6	$860,033	46.7
Office buildings	309,576	17.0	360,556	19.6
Shopping centers	117,040	6.4	107,141	5.8
Undeveloped land and other residential	56,948	3.1	78,899	4.3
Condominiums/apartments	99,992	5.5	95,010	5.2
Land, nonresidential	64,035	3.5	34,270	1.9
Churches/religious	24,377	1.3	23,180	1.3
Other	318,356	17.6	282,885	15.2
Total	$1,821,334	100.0	$1,841,974	100.0
Nonaccrual loans	$923		$2,255
Percentage of outstandings	0.05%		0.12%

Construction

The real estate construction portfolio, representing 7.8 percent of the loan portfolio, consisted of 54.1 percent commercial and 45.9 percent residential loans. Such loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer’s equity in the project, and the underlying financial strength of the borrower. The Company’s policy is to monitor each loan with respect to incurred costs, sales price, and sales cycle. The average outstanding individual note balance at December 31, 2005 was approximately $3,421,000. Following is a breakdown of real estate construction loans by collateral type:

Real Estate Construction Loans by Collateral Type

	December 31,
Dollars in thousands	2005	%	2004	%
Industrial	$74,364	10.3	$138,866	16.6
1-4 family (includes undeveloped land)	172,122	23.8	182,723	21.9
Office buildings	86,314	12.0	129,465	15.5
Shopping centers	119,962	16.6	61,969	7.4
Condominiums/apartments	159,704	22.1	247,485	29.7
Other	109,424	15.2	73,946	8.9
Total	$721,890	100.0	$834,454	100.0
Nonaccrual loans	$7,650		$790
Percentage of outstandings	1.06%		0.09%

Equity Lines of Credit

Equity lines of credit which comprised 3.6 percent of total loans at December 31, 2005 are made primarily to existing clients. At December 31, 2005, there was approximately $21,000, or less than 0.1 percent of outstanding balances, in nonaccrual equity lines of credit. The average outstanding individual note balance at December 31, 2005 was approximately $217,000.

Installment

Installment loans consist primarily of loans to individuals for personal purchases. There were $371,000 in nonaccrual installment loans or 0.2 percent of outstanding balances at December 31, 2005. The average outstanding individual note balance at December 31, 2005 was approximately $77,000.

The Company’s lending activities are predominantly in California, and to a lesser extent, New York although it has some loans to domestic clients who are engaged in international trade or film productions. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay Area and New York.

Inherent in any loan portfolio are risks associated with certain types of loans. The Company assesses and manages credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies, and internal monitoring. As part of the control process, an independent credit risk review department regularly examines the Company’s loan portfolio and other credit-related products, including unused commitments and letters of credit. In addition to this internal credit process, the Company’s loan portfolio is subject to examination by external regulators in the normal course of business. Credit quality is influenced by underlying trends in the economic and business cycle. The Company also seeks to manage and control its risk through diversification of the portfolio by type of loan, industry concentration, and type of borrower as well as specific maximum loan-to-value (LTV) limitations at origination for various categories of real estate-related loans other than residential first mortgage loans. These ratios are as follows:

Maximum LTV Ratios

Maximum
Category of Real Estate Collateral	LTV Ratio
1-4 family	80%
Multi-family	75
Equity lines of credit	80
Industrial	75
Shopping centers	75
Churches/religious	65
Office building	70
Other improved property	65
Acquisition and development	65
Land, nonresidential	50

The Company’s loan policy provides that any term loan on income-producing properties must have a minimum debt service coverage at origination of at least 1.20 to 1 for non-owner-occupied property and at least 1.05 to 1 for owner-occupied property. Any exception to these guidelines requires approval at higher levels of authority based on the type of exception. Exceptions are reviewed by the Credit Policy Committee of the Bank.

The FASB issued FASB Staff Position on SOP 94-6-1, Terms of Loan Products that May Give Rise to a Concentration of Credit Risk, in December 2005 requiring disclosure of residential mortgage loans with certain characteristics. The Company has no residential mortgage loans with high LTVs (as defined in FDICIA as greater than 90 percent), option ARM terms, or that allow for negative amortization. The

Company does offer interest-only loans. As of December 31, 2005 there were interest-only residential mortgages totaling approximately $262,752,000 and home equity lines of credit totaling approximately $333,548,000. As of December 31, 2004, there were interest-only residential mortgages totaling approximately $181,324,000 and home equity lines of credit totaling approximately $280,151,000.

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

Floating rate loans comprised 58.1 percent of the total loan portfolio at December 31, 2005 compared to 62.3 percent at December 31, 2004. At December 31, 2005, 79.8 percent of outstanding commercial loans and 44.0 percent of real estate loans, including residential mortgages, were floating rate loans. Hybrid loans, which convert from fixed to floating rates, are included in floating rate loans. As of December 31, 2005, 62.0 percent of installment loans were floating rate.

The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities.

Loan Maturities

	December 31, 2005
Dollars in thousands	Commercial	Residential Mortgages	Commercial Real Estate Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Total
Aggregate maturities of balances due:
In one year or less
Interest rate—floating	$1,888,501	$—	$244,603	$532,207	$10,012	$112,474	$2,787,797
Interest rate—fixed	105,741	3,173	3,807	13,708	—	5,834	132,263
After one year but within five years
Interest rate—floating	723,106	—	207,644	157,481	19,989	13,048	1,121,268
Interest rate—fixed	229,527	53,333	29,444	11,074	—	10,591	333,969
After five years
Interest rate—floating	215,533	767,423	177,323	1,229	303,547	7,639	1,472,694
Interest rate—fixed	382,096	1,805,467	1,158,513	6,191	—	65,344	3,417,611
Total loans	$3,544,504	$2,629,396	$1,821,334	$721,890	$333,548	$214,930	$9,265,602

Asset Quality

Allowance for Loan Losses and Reserve for Off-Balance Sheet Credit Commitments

A consequence of lending activities is that losses may be experienced. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, changing interest rates, and the financial performance of borrowers. The allowance for loan losses and the reserve for off-balance sheet credit commitments which provide for the risk of losses inherent in the credit extension process, are increased by the provision for credit losses charged to operating expense and allowances acquired through acquisitions. The allowance for loan losses is decreased by the amount of charge-offs, net of recoveries. There is no exact method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

The Company has an internal risk analysis and review staff that issues reports to the Audit and Risk Committee of the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem, potential problem loans and loans to be charged off, an assessment of the overall quality and collectibility of the portfolio, consideration of the credit loss experience, trends in problem loans and concentration of credit risk, as well as current economic conditions, particularly in California. Management then evaluates the allowance, determines its desired level, determines appropriate provisions, and reviews the results with the Audit and Risk Committee which ultimately approves management’s recommendation.

The provision is the expense recognized in the income statement to adjust the allowance and reserve to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. See “Critical Accounting Policies” on page 26.

The Company has not recorded a provision for credit losses since the second quarter of 2003. This is attributable to the continued strong credit quality of the Company’s loan portfolio, rate of loan growth, changing economic conditions and management’s ongoing assessment of the credit quality of the loan portfolio. The key indicators of the improving asset quality of the loan portfolio during the period were an improvement in credit risk ratings, a decline in nonaccrual loans and loan recoveries that exceeded charge-offs. For additional details, see “Results of Operations—Provision for Credit Losses.”

The following table summarizes the activity in the allowance for loan losses and the reserve for off-balance sheet credit commitments for the five years ended December 31, 2005:

	Year ended December 31,
Dollars in thousands	2005	2004	2003	2002	2001
Average amount of loans outstanding	$8,875,358	$8,106,657	$7,729,150	$7,822,653	$6,713,315
Balance of allowance for credit losses, beginning of year	$148,568	$156,015	$156,598	$134,577	$127,849
Loans charged-off:
Commercial	(6,575)	(24,265)	(38,314)	(61,461)	(41,444)
Residential first mortgage	—	(3)	—	—	(171)
Commercial real estate mortgage	(1,898)	(3,920)	—	(2,245)	(44)
Real estate construction	—	—	(1,524)	—	(798)
Equity lines of credit	—	—	—	(167)	(49)
Installment	(95)	(337)	(184)	(142)	(73)
Total loans charged-off	(8,568)	(28,525)	(40,022)	(64,015)	(42,579)
Recoveries of loans previously charged-off:
Commercial	16,055	21,628	11,544	9,169	12,659
Residential first mortgage	3	14	13	29	255
Commercial real estate mortgage	345	1,046	440	542	2,011
Real estate construction	1,300	100	411	—	—
Equity lines of credit	41	3	42	99	27
Installment	84	67	56	29	54
Total recoveries	17,828	22,858	12,506	9,868	15,006
Net loans (charged-off) recovered	9,260	(5,667)	(27,516)	(54,147)	(27,573)
Additions to allowance charged to operating expense	—	—	29,000	67,000	35,000
Transfers to off-balance sheet reserve	(3,845)	(1,780)	(2,067)	381	(699)
Acquisitions	—	—	—	8,787	—
Balance, end of year	$153,983	$148,568	$156,015	$156,598	$134,577
Ratio of net (charge-offs) recoveries to average loans	0.10%	(0.07)%	(0.36)%	(0.69)%	(0.41)%
Reserve for off-balance sheet credit commitments
Balance, beginning of the year	$11,751	$9,971	$7,904	$8,285	$7,586
Transfers from allowance for credit losses	3,845	1,780	2,067	(381)	699
Balance, end of the year	$15,596	$11,751	$9,971	$7,904	$8,285

Net loan recoveries were $9.3 million, or 0.1 percent, of average loans during 2005. Net charge-offs for 2004 and 2003 were $5.7 million, or 0.07 percent of average loans, and $27.5 million, or 0.36 percent of average loans, respectively.

The allowance for loan losses as a percentage of total loans was 1.66 percent, 1.75 percent, and 1.98 percent at December 31, 2005, 2004, and 2003, respectively. The allowance for loan losses as a percentage of nonperforming loans was 1,069.3 percent, 428.9 percent, and 369.1 percent at December 31, 2005, 2004, and 2003, respectively. See “Nonaccrual, Past Due, and Restructured Loans.”

Based on an evaluation of individual credits, previous loan loss experience, management's evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan losses as shown for the past five years in the table below.

Allocation of Allowance for Loan Losses

	Allowance amount					Percent of loans to total loans
Dollars in thousands	2005	2004	2003	2002	2001	2005	2004	2003	2002	2001
Commercial	$82,120	$79,093	$96,893	$109,486	$88,621	38%	36%	40%	44%	45%
Residential mortgages	8,423	7,967	5,236	5,905	10,570	28	27	25	22	23
Commercial real estate mortgages	37,010	39,549	36,580	27,769	24,532	20	22	23	22	21
Real estate construction	15,082	14,994	12,350	10,043	8,351	8	10	8	8	8
Equity lines of credit	6,500	4,964	3,210	2,371	1,449	4	3	2	2	1
Installment	4,848	2,001	1,746	1,024	1,054	2	2	2	2	2
Total (1)	$153,983	$148,568	$156,015	$156,598	$134,577	100%	100%	100%	100%	100%

(1)             For the purpose of this presentation, the qualitative portion of the allowance for loan losses of $57,695, $57,316, $60,027, $51,092, and $52,196 for 2005, 2004, 2003, 2002, and 2001, respectively, has been assigned to loan categories based on the relative specific and pool allocation amounts.

While the allowance is allocated to portfolios, the allowance is general in nature and is available for the portfolio in its entirety. Increased allocations to commercial loans and residential mortgages in 2005 reflect the growth of the portfolios. In 2004 and 2003, a decrease in problem commercial loans resulted in the decreased allocation to this category.

At December 31, 2005, there were $12.3 million of impaired loans included in nonaccrual loans that had an allowance of $1.0 million allocated to them. On a comparable basis, at December 31, 2004, there were $33.0 million of impaired loans which had an allowance of $9.0 million allocated to them.

Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The assessment for impairment occurs when and while such loans are on nonaccrual, or when the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. Some impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

Nonaccrual, Past Due, and Restructured Loans

Total nonperforming assets (nonaccrual loans and OREO) were $14.4 million, or 0.16 percent of total loans and OREO at December 31, 2005, compared with $34.6 million, or 0.41 percent, at December 31, 2004. The decrease was primarily due to a good economy and the Company’s continued focus on early identification of problem credits and strong collection efforts.

The following table presents information concerning nonaccrual loans, OREO, loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans:

Nonaccrual, Past Due, and Restructured Loans

	December 31,
Dollars in thousands	2005	2004	2003	2002	2001
Nonaccrual loans:
Commercial	$5,141	$30,334	$37,418	$52,890	$32,615
Residential mortgages	294	94	899	377	534
Commercial real estate mortgages	923	2,255	2,527	12,014	3,403
Real estate construction	7,650	790	916	5,267	934
Equity lines of credit	21	380	168	334	522
Installment	371	785	345	475	555
Total	14,400	34,638	42,273	71,357	38,563
OREO	—	—	—	670	10
Total nonaccrual loans and OREO	$14,400	$34,638	$42,273	$72,027	$38,573
Total nonaccrual loans as a percentage of total loans	0.16%	0.41%	0.54%	0.89%	0.54%
Total nonaccrual loans and OREO as a percentage of Total loans and OREO	0.16	0.41	0.54	0.90	0.54
Allowance for loan losses to total loans	1.66	1.75	1.98	1.96	1.88
Allowance for loan losses to nonaccrual loans	1,069.3	428.9	369.1	219.5	349.0
Loans past due 90 days or more on accrual status:
Commercial	$—	$142	$235	$5,854	$1,764
Real estate	—	—	1,808	104	878
Installment	—	—	—	198	973
Total	$—	$142	$2,043	$6,156	$3,615
Restructured loans:
On accrual status	$—	$—	$—	$—	$—
On nonaccrual status	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

At December 31, 2005, in addition to loans disclosed above as past due, nonaccrual or restructured, management also identified $0.5 million of loans to 4 borrowers, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at December 31, 2005. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

The table below summarizes the approximate changes in nonaccrual loans for the years ended December 31, 2005 and 2004.

Changes in Nonaccrual Loans

Dollars in thousands	2005	2004
Balance, beginning of the year	$34,638	$42,273
Loans placed on nonaccrual	21,823	84,882
Charge-offs	(6,788)	(25,326)
Loans returned to accrual status	(14,942)	(15,221)
Repayments (including interest applied to principal) and sales	(20,331)	(51,970)
Balance, end of year	$14,400	$34,638

The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $2.6 million, $4.8 million, and $7.5 million for the years ended December 31, 2005, 2004, and 2003, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case the interest payments are recognized as interest income. Interest collected on nonaccrual loans and applied to principal was $1.4 million, $2.6 million, and $3.2 million for the years ended December 31, 2005, 2004, and 2003, respectively. Interest income not recognized on nonaccrual loans reduced the net interest margin by 1, 4, and 7 basis points for the years ended December 31, 2005, 2004, and 2003, respectively.

Other Real Estate Owned (OREO)

Other real estate owned is comprised of real estate acquired in satisfaction of loans. The Company had no OREO at December 31, 2005 or 2004. The Company’s policy is to record these properties at estimated fair value, net of selling expenses, at the time they are transferred into OREO, thereby tying future gains or losses from sale or potential additional write-downs to underlying changes in the market.

Other Assets

Other assets include the following:

	Other Assets
Dollars in thousands	2005	2004
Interest rate swap mark-to-market	$3,187	$24,389
Accrued interest receivable	64,958	53,169
Claim in receivership and other assets	11,042	11,887
Deferred Compensation Fund	28,949	22,130
Income tax refund receivable	43,178	36,409
Other	66,621	59,550
Total other assets	$217,935	$207,534

See “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for a discussion of interest rate swaps which result in the swap mark-to-market asset of $3.2 million at December 31, 2005. See “Results of Operations-Income Taxes” for a discussion of the income tax receivable of $43.2 million at December 31, 2005.

Off-Balance Sheet

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

The Company had off-balance sheet loan commitments aggregating $4,613.2 million at December 31, 2005, an increase from $3,818.7 million at December 31, 2004. In addition, the Company had $498.7 million outstanding in bankers’ acceptances and letters of credit of which $480.7 million relate to standby letters of credit at December 31, 2005. At December 31, 2004, bankers’ acceptances and letters of credit were $432.1 million of which $406.7 million related to standby letters of credit. Substantially all of the Company’s loan commitments are on a variable-rate basis and are comprised of real estate and commercial loan commitments.

As of December 31, 2005, the Company had private equity fund commitments of $24.2 million, of which $7.6 million was funded. As of December 31, 2004, the Company had private equity fund commitments of $6.7 million, of which $5.0 million was funded. In addition, the Company had unfunded Affordable Housing Fund commitments of $36.3 million and $33.5 million as of December 31, 2005 and 2004, respectively.

The Company has various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, such as certain lease and purchase commitments, are only required to be disclosed. The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2005 and the future periods in which such obligations are expected to be settled in cash. The table also reflects the timing of principal payments in outstanding borrowings. Additional details regarding these obligations are provided in the footnotes to the financial statements, as referenced in the following table.

Contractual Obligations

		Less than	1-3	3-5	More than
Dollars in thousands	Total	1 Year	Years	Years	5 Years
Time deposits (Note 10)	$1,234,791	$1,159,052	$69,964	$5,513	$262
Borrowings (Note 10)	595,127	100,000	127,194	150,958	216,975
Operating lease commitments (Note 6).	195,935	24,326	68,631	34,405	68,573
Other (1)	34,559	10,029	18,758	5,772	—
Total contractual obligations (2)	$2,060,412	$1,293,407	$284,547	$196,648	$285,810

(1)	Other firm commitments include commitments for computer system services
(2)	Liabilities recorded on the balance sheet	$1,829,918
	Commitments not recorded on the balance sheet	230,494
		$2,060,412

Deposits and Borrowed Funds

Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $10,765.3 million in 2005 compared with $10,425.5 million in 2004. The increase was due primarily to internally generated growth.

Certificates of deposit of $100,000 or more totaled $1.06 billion at December 31, 2005, of which $733 million mature within three months, $285 million mature within four months to one year and $40 million mature beyond one year.

At December 31, 2005 and 2004, the aggregate amount of deposits by foreign depositors in domestic offices totaled $49.8 million and $47.0 million, respectively, the majority of which was interest-bearing. Brokered deposits were $15 million and $90.0 million, at December 31, 2005 and 2004, respectively.

Short and long-term borrowed funds provided additional funding, albeit at a higher cost, to support loan and securities growth. Average borrowed funds were $301.8 million in 2005 compared with $166.0 million in 2004. Borrowed funds increased as asset growth outpaced deposit growth.

Capital

At December 31, 2005, the Corporation’s and the Bank’s Tier 1 capital, which is comprised of common shareholders’ equity as modified by certain regulatory adjustments, amounted to $1,251.3 million and $1,300.7 million, respectively. At December 31, 2004, the Corporation’s and the Bank’s Tier 1 capital amounted to $1,079.6 million and $1,147.1 million, respectively. The increase from December 31, 2004 resulted from 2005 earnings and the exercise of stock options, offset by dividends paid and amounts related to shares repurchased. See “Overview.”

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 2005, 2004, and 2003.

	Regulatory
	Well Capitalized	December 31
	Standards	2005	2004 (1)	2003
City National Corporation
Tier 1 leverage	N/A %	8.82%	7.83%	7.48%
Tier 1 risk-based capital	6.00	12.33	11.51	10.80
Total risk-based capital.	10.00	15.53	15.11	14.85
City National Bank
Tier 1 leverage	5.00	9.26	8.38	8.00
Tier 1 risk-based capital	6.00	12.86	12.28	11.50
Total risk-based capital	10.00	16.05	15.87	15.56

(1)          As of September 30, 2004, the Company reclassified the reserve for off-balance sheet credit commitments from the allowance for loan losses to other liabilities. Amounts presented prior to third quarter of 2004 have been restated to conform to the presentation in the current reporting period.

Shareholders’ equity to assets as of December 31, 2005 was 10 percent compared with 9.48 percent as of December 31, 2004.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We have made forward-looking statements in this document that are subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. See Part I, Item 1A—Risk Factors regarding these forward-looking statements and a number of factors, many of which are beyond the Company’s ability to control or predict, that could cause future results to differ materially from those contemplated by such forward-looking statements.

QUARTERLY RESULTS

The following table summarizes quarterly operating results for 2005 and 2004.

2005 Quarterly Operating Results

	Quarter ended
Dollars in thousands	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$167,650	$174,265	$184,710	$191,927	$718,552
Interest expense	21,224	24,619	28,396	31,886	106,125
Net interest income	146,426	149,646	156,314	160,041	612,427
Provision for credit losses	—	—	—	—	—
Net interest income after provision for credit losses	146,426	149,646	156,314	160,041	612,427
Noninterest income	50,103	50,515	53,308	52,976	206,902
Gain (loss) on sale of securities	255	844	241	(53)	1,287
Noninterest expense	106,504	107,421	110,879	113,581	438,385
Minority interest expense	1,811	1,532	1,761	571	5,675
Income before taxes	88,469	92,052	97,223	98,812	376,556
Income taxes	33,008	34,345	37,413	37,055	141,821
Net income	$55,461	$57,707	$59,810	$61,757	$234,735
Net income per share, basic	$1.13	$1.18	$1.22	$1.25	$4.77
Net income per share, diluted	$1.09	$1.13	$1.17	$1.21	$4.60

2004 Quarterly Operating Results

	Quarter ended
Dollars in thousands	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$143,797	$145,178	$152,431	$162,919	$604,325
Interest expense	12,825	12,903	15,090	17,619	58,437
Net interest income	130,972	132,275	137,341	145,300	545,888
Provision for credit losses	—	—	—	—	—
Net interest income after provision for credit losses	130,972	132,275	137,341	145,300	545,888
Noninterest income	45,941	47,395	47,313	49,504	190,153
Gain (loss) on sale of securities	629	871	327	(7,715)	(5,888)
Noninterest expense	94,531	95,655	97,761	107,463	395,410
Minority interest expense	1,600	1,306	1,502	584	4,992
Income before taxes	81,411	83,580	85,718	79,042	329,751
Income taxes	30,513	31,380	32,240	29,296	123,429
Net income	$50,898	$52,200	$53,478	$49,746	$206,322
Net income per share, basic	$1.04	$1.07	$1.09	$1.01	$4.21
Net income per share, diluted	$1.00	$1.03	$1.04	$0.97	$4.04

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, using the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2005, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, in accordance with the standards of the Public Company Accounting Oversight Board. That report appears on page A-2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
City National Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that City National Corporation (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that City National Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, City National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of City National Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 6, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
City National Corporation:

We have audited the accompanying consolidated balance sheet of City National Corporation and subsidiaries (the Corporation) as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California March 6, 2006

CITY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31,
Dollars in thousands, except per share amounts	2005	2004
Assets
Cash and due from banks	$365,217	$240,492
Federal funds sold	157,000	427,000
Due from banks—interest-bearing	40,803	236,362
Securities available-for-sale—cost $4,076,984 and $4,114,620 at December 31, 2005 and December 31, 2004, respectively	3,999,261	4,114,298
Trading account securities	59,344	75,878
Loans	9,265,602	8,481,277
Less allowance for credit losses	153,983	148,568
Net loans	9,111,619	8,332,709
Premises and equipment, net	82,868	68,624
Deferred tax asset	125,175	102,196
Goodwill	247,708	253,740
Intangibles	36,416	41,063
Bank-owned life insurance	67,774	64,969
Affordable housing investments	67,508	61,933
Other assets	217,935	207,534
Customers’ acceptance liability	3,232	4,715
Total assets	$14,581,860	$14,231,513
Liabilities
Demand deposits	$6,562,038	$6,026,428
Interest checking deposits	867,509	889,512
Money market deposits	3,296,260	3,760,142
Savings deposits	177,874	196,366
Time deposits-under $100,000	177,230	181,618
Time deposits-$100,000 and over	1,057,561	932,849
Total deposits	12,138,472	11,986,915
Federal funds purchased and securities sold under repurchase agreements	190,190	204,654
Other short-term borrowings	100,000	125
Subordinated debt	275,682	288,934
Long-term debt	219,445	230,416
Reserve for off-balance sheet credit commitments	15,596	11,751
Other liabilities	156,884	129,106
Acceptances outstanding	3,232	4,715
Total liabilities	13,099,501	12,856,616
Minority interest in consolidated subsidiaries	24,351	26,362
Commitments and contingencies
Shareholders’ Equity
Preferred Stock authorized—5,000,000 : none outstanding	—	—
Common Stock-par value-$1.00; authorized—75,000,000; Issued—50,600,943 and 50,589,408 shares at December 31, 2005 and December 31, 2004, respectively	50,601	50,589
Additional paid-in capital	411,389	410,216
Accumulated other comprehensive loss	(51,551)	(1,352)
Retained earnings	1,121,474	957,987
Deferred equity compensation	(14,730)	(12,262)
Treasury shares, at cost—887,304 and 1,042,629 shares at December 31, 2005 and December 31, 2004, respectively	(59,175)	(56,643)
Total shareholders’ equity	1,458,008	1,348,535
Total liabilities and shareholders’ equity	$14,581,860	$14,231,513

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	For the year ended
	December 31,
In thousands, except per share amounts	2005	2004	2003
Interest Income
Loans	$548,808	$443,130	$438,785
Securities available-for-sale	166,108	153,252	131,950
Federal funds sold and securities purchased under resale agreements	1,617	6,884	4,185
Trading account	1,358	319	201
Due from banks—interest-bearing	661	740	604
Total interest income	718,552	604,325	575,725
Interest Expense
Deposits	76,045	44,258	45,808
Subordinated debt	10,600	5,678	5,182
Other long-term debt	10,074	6,424	6,891
Federal funds purchased and securities sold under repurchase agreements	8,583	1,422	1,538
Other short-term borrowings	823	655	1,691
Total interest expense	106,125	58,437	61,110
Net interest income	612,427	545,888	514,615
Provision for credit losses	—	—	29,000
Net interest income after provision for credit losses	612,427	545,888	485,615
Noninterest Income
Trust and investment fees	78,642	68,366	47,113
Brokerage and mutual fund fees	41,855	37,677	36,601
Cash Management and deposit transaction fees	34,096	41,386	43,513
International services	23,159	20,784	19,336
Bank-owned life insurance	3,203	2,812	2,965
Gain on sale of loans and other assets	1,067	9	78
Gain (loss) on sale of securities	1,287	(5,888)	3,074
Other	24,880	19,119	24,545
Total noninterest income	208,189	184,265	177,225
Noninterest Expense
Salaries and employee benefits	263,398	239,583	217,494
Legal and professional fees	41,596	34,262	29,628
Net occupancy of premises	35,083	30,629	29,010
Information services	21,137	18,802	18,003
Depreciation	14,293	13,619	12,796
Marketing and advertising	16,171	15,498	13,224
Office services	10,697	10,305	9,957
Amortization of intangibles	6,595	7,080	9,222
Equipment	2,355	2,460	2,351
Other operating	27,060	23,172	22,493
Total noninterest expense	438,385	395,410	364,178
Minority interest expense	5,675	4,992	4,039
Income before income taxes	376,556	329,751	294,623
Income taxes	141,821	123,429	107,946
Net income	$234,735	$206,322	$186,677
Net income per share, basic	$4.77	$4.21	$3.84
Net income per share, diluted	$4.60	$4.04	$3.72
Shares used to compute income per share, basic	49,159	48,950	48,643
Shares used to compute income per share, diluted	51,062	51,074	50,198
Dividends per share	$1.44	$1.28	$0.97

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands	2005	2004	2003
Cash Flows From Operating Activities
Net income	$234,735	$206,322	$186,677
Adjustments to net income:
Provision for credit losses	—	—	29,000
Amortization of restricted stock grants	4,111	3,445	905
Amortization/writedown of intangibles	9,097	7,080	9,222
Depreciation and software amortization	18,433	17,417	16,924
Tax benefit from exercise of stock options	9,959	9,976	9,474
Deferred income tax benefit	(5,567)	(25,961)	(9,376)
Gain on sale of assets	(1,067)	(9)	(78)
(Gain) loss on sales of securities	(1,287)	5,888	(3,074)
Net change in other assets and other liabilities	22,484	(33,647)	(11,432)
Amortization of cost and discount on long-term debt	708	708	(2,656)
Other, net	(5,243)	3,255	11,716
Net cash provided by operating activities	286,363	194,474	237,302
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(831,156)	(2,033,133)	(2,802,331)
Sales of securities available-for-sale	147,309	487,651	266,539
Maturities and paydowns of securities	717,989	763,639	1,344,119
Sales of loans	—	—	11,744
(Loan originations), net of principal collections	(784,325)	(611,445)	88,450
Purchase of premises and equipment	(32,677)	(23,322)	(17,614)
Net cash for acquisitions	—	—	(39,907)
Other investing activities	9,826	19,273	37,631
Net cash used by investing activities	(773,034)	(1,397,337)	(1,111,369)
Cash Flows From Financing Activities
Net increase in deposits	151,557	1,049,852	1,097,365
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(14,464)	92,941	(155,014)
Net increase (decrease) in short-term borrowings, net of transfers from long-term debt	99,875	(65,010)	(125,000)
Repayment of long-term debt	—	—	(4,817)
Repurchase of subordinated debt	—	—	(500)
Net proceeds of issuance of senior notes	—	—	221,749
Net (decrease) increase in equity notes	(1,998)	(2,484)	5,051
Proceeds from exercise of stock options	26,711	30,979	32,734
Stock repurchases	(44,596)	(43,825)	(45,715)
Cash dividends paid	(71,248)	(62,926)	(47,281)
Net cash provided by financing activities	145,837	999,527	978,572
Net (decrease) increase in cash and cash equivalents	(340,834)	(203,336)	104,505
Cash and cash equivalents at beginning of year	903,854	1,107,190	1,002,685
Cash and cash equivalents at end of period	$563,020	$903,854	$1,107,190
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$104,763	$57,691	$57,826
Income taxes	106,755	97,500	107,200
Non-cash investing activities:
Restructuring of investment	$2,724	$—	$—
Transfer from long-term debt to short-term borrowings	—	—	65,000

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

Dollars in thousands	Shares issued	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Deferred Compensation	Treasury stock	Total shareholders’ equity
Balances, December 31, 2002	50,282,743	$50,283	$400,866	$40,400	$675,195	$—	$(56,785)	$1,109,959
Net income	—	—	—	—	186,677	—	—	186,677
Other comprehensive loss, net of tax
Net unrealized loss on securities available-for-sale, net of $1.6 million reclassification for net gains included in net income	—	—	—	(24,447)	—	—	—	(24,447)
Net unrealized loss on cash flow hedges, net of reclassification of $5.7 million of net gains included in net income	—	—	—	(3,050)	—	—	—	(3,050)
Total other comprehensive loss	—	—	—	(27,497)	—	—	—	(27,497)
Issuance of shares for stock options	—	—	(16,534)	—	—	—	49,268	32,734
Restricted stock grants / vesting	176,973	177	7,427	—	—	(7,604)	—	—
Amortization of restricted stock grants	—	—	—	—	—	905	—	905
Tax benefit from stock options	—	—	9,474	—	—	—	—	9,474
Cash dividends	—	—	—	—	(47,281)	—	—	(47,281)
Repurchased shares, net	—	—	—	—	—	—	(45,715)	(45,715)
Balance, December 31, 2003	50,459,716	50,460	401,233	12,903	814,591	(6,699)	(53,232)	1,219,256
Net income	—	—	—	—	206,322	—	—	206,322
Other comprehensive loss, net of tax
Net unrealized loss on securities available-for-sale, net of $2.0 million reclassification for net losses included in net income	—	—	—	(8,898)	—	—	—	(8,898)
Net unrealized loss on cash flow hedges, net of reclassification of $4.7 million of net gains included in net income	—	—	—	(5,357)	—	—	—	(5,357)
Total other comprehensive loss	—	—	—	(14,255)	—	—	—	(14,255)
Issuance of shares for stock options	—	—	(9,435)	—	—	—	40,414	30,979
Restricted stock grants / vesting	129,692	129	8,442	—	—	(9,008)	—	(437)
Amortization of restricted stock grants	—	—	—	—	—	3,445	—	3,445
Tax benefit from stock options	—	—	9,976	—	—	—	—	9,976
Cash dividends	—	—	—	—	(62,926)	—	—	(62,926)
Repurchased shares, net	—	—	—	—	—	—	(43,825)	(43,825)
Balance, December 31, 2004	50,589,408	50,589	410,216	(1,352)	957,987	(12,262)	(56,643)	1,348,535
Net income	—	—	—	—	234,735	—	—	234,735
Other comprehensive loss, net of tax
Net unrealized loss on securities available-for-sale, net of $3.5 million reclassification for net loss included in net income	—	—	—	(44,857)	—	—	—	(44,857)
Net unrealized loss on cash flow hedges, net of reclassification of $0.1 million of net losses included in net income.	—	—	—	(5,342)	—	—	—	(5,342)
Total other comprehensive loss	—	—	—	(50,199)		—	—	(50,199)
Issuance of shares for stock options	(29,739)	(29)	(15,324)	—	—		42,064	26,711
Restricted stock grants / vesting	41,274	41	6,538	—	—	(6,579)		—
Amortization of restricted stock grants	—	—	—	—	—	4,111	—	4,111
Tax benefit from stock options	—	—	9,959	—	—	—	—	9,959
Cash dividends	—	—	—	—	(71,248)	—	—	(71,248)
Repurchased shares, net	—	—	—	—	—	—	(44,596)	(44,596)
Balance, December 31, 2005	50,600,943	$50,601	$411,389	$(51,551)	$1,121,474	$(14,730)	$(59,175)	$1,458,008

See accompanying Notes to Consolidated Financial Statements.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the accounts of the Company, its non-bank subsidiaries, the Bank, and the Bank’s wholly-owned subsidiaries after elimination of all material intercompany transactions. Preferred stock and equity ownership of others is reflected as minority interest in consolidated subsidiaries. Certain prior years’ data have been reclassified to conform to the current year presentation.

Our accounting and reporting policies conform to generally accepted accounting principles (‘GAAP’) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. The results of operations reflect any adjustments, all of which are of a normal recurring nature, and which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented.

The Company is on the accrual basis of accounting for income and expenses. In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements.

Cash and due from banks

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks.

Securities

All securities other than trading securities are classified as available-for-sale and are valued at fair value. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included as separate components of other comprehensive income net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities. The value of securities is reduced when the declines are considered other than temporary and a new cost basis is established for the securities. The estimated loss is included in net income. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method. Trading securities are valued at market value with any unrealized gains or losses included in net income.

Investment fee revenue consists of fees, commissions, and markups on securities transactions with clients and money market mutual fund fees.

Loans

Loans are generally carried at principal amounts less net deferred loan fees. Net deferred loan fees include deferred unamortized fees less direct incremental loan origination costs. Net deferred fees are amortized into interest income, over the terms of the loans for all loans except residential mortgages. Net deferred fees on residential mortgage loans are amortized over the average expected life of the loans. Premiums or discounts on loans are amortized or accreted into income using the effective interest method. Interest income is accrued as earned.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Loans are placed on nonaccrual status when a loan becomes 90 days past due as to interest or principal unless the loan is both well secured and in the process of collection. Loans are also placed on nonaccrual status when the full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the accretion of net deferred loan fees ceases. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain ongoing performance criteria have been met.

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the impairment is measured by using the fair value of the loan’s collateral if the loan is collateral dependent. As a final alternative, the observable market price of the debt may be used to assess impairment. Impairment on loans less than $500,000 is measured using historical loss factors, which approximates the discounted cash flows method.

When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the allowance for credit losses or by adjusting an existing valuation allowance for the impaired loan.

The Company’s policy is to record cash receipts received on impaired loans first as reductions to principal and then to interest income.

Unfunded loan commitments are generally related to providing credit facilities to customers of the Bank, and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 12 in the Notes to Consolidated Financial Statements.

Provision for Credit Losses

The provision for credit losses reflects management’s judgment of the adequacy of the allowance for loan losses and the reserve for off-balance sheet credit commitments. It is determined through quarterly analytical reviews of the loan and commitment portfolios, and consideration of such other factors as the Company’s loan loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values and current economic conditions, as well as the results of the Company’s ongoing credit review process and that of its regulators.

Private Equity Investments

Private equity investments are carried at the lower of cost or market and are included in other assets.

Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the terms of the respective leases. Depreciation is generally computed on a straight-line basis over the estimated useful life of each type of asset. Gains and losses on

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

dispositions are reflected in current operations. Maintenance and repairs are charged to operating expenses.

Other Real Estate Owned (OREO)

Other real estate owned is comprised of real estate acquired in satisfaction of loans. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan losses. The fair value of the OREO property is based upon a current appraisal. Losses that result from the ongoing periodic valuation of these properties are charged against OREO expense in the period in which they are identified. Expenses for holding costs are charged to operations as incurred.

Income Taxes

The Company files a consolidated federal income tax return and a combined state income tax return. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting basis of assets and liabilities, as well as for operating losses and tax credit carry forwards, using enacted tax laws and rates. Deferred tax assets will be reduced through a valuation allowance whenever it becomes more likely than not that all, or some portion of the deferred tax asset, will not be realized. A deferred income tax (benefit) represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total income taxes (benefit) for the year.

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

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

The following table summarizes the Company’s goodwill and other intangible assets as of December 31, 2005 and December 31, 2004

	December 31,			December 31,
Dollars in thousands	2004	Additions	Reductions	2005
Goodwill	$288,126	$—	$(5,216)	$282,910
Accumulated Amortization	(34,386)	—	(816)	(35,202)
Net	$253,740	$—	$(6,032)	$247,708
Intangibles	$60,154	$1,132	$—	$61,286
Accumulated Amortization	(19,091)	—	(5,779)	(24,870)
Net	$41,063	$1,132	$(5,779)	$36,416

The reduction in goodwill is due to the Company’s decision to restructure one of its investments, and the expiration of certain tax contingencies outstanding at the time of the acquisition of Civic Bank.

At December 31, 2005, the estimated aggregate amortization of intangibles for the years 2006 through 2010 is $7.2 million, $5.7 million, $5.5 million, $3.6 million, and $3.2 million, respectively.

Interest Rate Risk Management Activities

In accordance with SFAS No. 133, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time  the derivative contract is executed. This includes designating each derivative contract as either (i) a “fair value hedge” which is a hedge of a recognized asset or liability, (ii) a “cash flow hedge” which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an “undesignated hedge”, a derivative instrument not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statement of income. All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet. Effectiveness is measured retrospectively and prospectively, and the Company expects that the hedges will continue to be effective in the future. The Company did not have any undesignated hedges during 2005 or 2004.

Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in SFAS 133) in offsetting changes in either the fair value or cash flows of the hedged item. Retroactive effectiveness is assessed, as well as the continued expectation that the hedge will remain effective prospectively.

For cash flow hedges, in which derivatives hedge the variability of cash flows (interest payments) on loans that are indexed to U.S. dollar LIBOR or the Bank’s prime interest rate, the effectiveness is assessed prospectively at the inception of the hedge, and prospectively and retrospectively at least quarterly thereafter. Ineffectiveness of the cash flow hedges is measured on a quarterly basis using the hypothetical derivative method. For cash flow hedges, the effective portion of the changes in the derivatives’ fair value is not included in current earnings but is reported as other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in other comprehensive income is recognized on the same line in the consolidated statement of income as the hedged item, i.e. included in

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

interest income on loans. Any ineffective portion of the changes of fair value of cash flow hedges would be recognized immediately in other noninterest income in the consolidated statement of income.

For fair value hedges, in which derivatives hedge the fair value of certain certificates of deposits, subordinated debt and other long-term debt, the interest rate swaps are structured so that all key terms of the swaps match those of the underlying debt transactions, therefore ensuring hedge effectiveness at inception. On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and the hedging counterparties are evaluated to ensure that there are no adverse developments regarding counterparty default, therefore ensuring continuing effectiveness. For fair value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings, on the same line in the consolidated statement of income as the related hedged item.  The ineffective portion, if any, of the changes in the fair value of these hedges (the differences between changes in the fair value of the interest rate swaps and the hedged items) would be recognized in other noninterest income in the consolidated statement of income.

Fair values are determined from verifiable third-party sources that have considerable experience with the interest-rate swap market. For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest rate swaps is recorded as an adjustment to net interest income for the hedged items.

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) a derivative expires or is sold, terminated, or exercised, (iii) a derivative is un-designated as a hedge, because it is unlikely that a forecasted transaction will occur; or (iv) the Company determines that designation of a derivative as a hedge is no longer appropriate. If a derivative instrument in a fair value hedge is terminated or the hedge designation removed, the previous adjustments to the carrying amount of the hedged asset or liability are subsequently accounted for in the same manner as other components of the carrying amount of that asset or liability. For interest-earning assets and interest-bearing liabilities, such adjustments are amortized into earnings over the remaining life of the respective asset or liability. If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, related amounts reported in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Stock Option Plans

Through 2005, the Company applied APB Opinion No. 25 in accounting for stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. In 2003, the Company began issuing restricted stock awards which vest over a five-year period. In 2005, the Company recorded $4,111,135 in expense relating to the granting of restricted stock awards, compared to $3,445,007 in 2004. As a practice, the Company’s stock option grants are such that the exercise price equals the current market price of the common stock. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123 using the Black-Scholes option-pricing model, the Company’s proforma net income would have been reduced to the proforma amounts indicated below:

Dollars in thousands, except for per share amounts	2005	2004	2003
Net income, as reported	$234,735	$206,322	$186,677
Restricted stock expense, net of tax	2,569	2,157	574
Total stock-based employee compensation expense under the fair-value method for all awards, net of tax	(8,582)	(7,115)	(6,991)
Proforma net income	228,722	201,364	180,260
Net income per share, basic, as reported	4.77	4.21	3.84
Proforma net income per share, basic,	4.65	4.11	3.71
Net income per share, diluted, as reported	4.60	4.04	3.72
Proforma net income per share, diluted,	4.48	3.94	3.59
Percentage reduction in net income per share, diluted	2.6%	2.5%	3.5%

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

The Company is required to adopt SFAS No. 123R for the interim period beginning January 1, 2006 using either a modified version of prospective application or a modified version of retrospective application. The Company adopted SFAS No. 123R using the modified prospective method effective January 1, 2006. This will have the effect of increasing compensation expense in 2006 and reducing net income per share by approximately $0.07 a share.

Note 2. Restrictions on Cash and Due from Banks

Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances averaged approximately $75.6 million and $65.5 million during the year ended December 31, 2005 and December 31, 2004, respectively.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Acquisitions

On April 1, 2003, the Company acquired CCM, a privately-held Chicago-based company, and substantially all of its asset management holdings, including its majority ownership interests in eight asset management firms and minority interests in two additional firms. Combined, these 10 firms managed assets of approximately $8.5 billion as of December 31, 2003. The purchase price was $49.0 million, comprised of cash and the assumption of approximately $7.5 million of debt. The acquisition resulted in $25.8 million in customer contract intangibles, which is being amortized over 20 years, and $21.5 million in goodwill. Results for 2003 reflect the operations of CCM from April 1, 2003, the date that the acquisition was completed.

Note 4. Securities Available-for-Sale

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Gains Losses	Fair Value
December 31, 2005
U.S. Government and Federal agency	$816,855	$1	$(15,531)	$801,325
Mortgage-backed	2,837,381	2,250	(72,163)	2,767,468
State and Municipal	325,630	4,473	(2,221)	327,882
Total debt securities	3,979,866	6,724	(89,915)	3,896,675
Marketable equity securities	50,359	5,624	(156)	55,827
Other equity securities	46,759	—	—	46,759
Total securities	$4,076,984	$12,348	$(90,071)	$3,999,261
December 31, 2004
U.S. Government and Federal agency	$797,539	$293	$4,637	$793,195
Mortgage-backed	2,837,146	10,495	22,051	2,825,590
State and Municipal	292,244	10,506	677	302,073
Total debt securities	3,926,929	21,294	27,365	3,920,858
Marketable equity securities	140,968	5,749	—	146,717
Other equity securities	46,723	—	—	46,723
Total securities	$4,114,620	$27,043	$27,365	$4,114,298

Gross realized gains and (losses), including  any losses on “other than temporarily” impaired securities, related to the available-for-sale portfolio were $2,313,682 and ($1,026,723) respectively, for the year ended December 31, 2005, $5,278,744 and ($11,166,583), respectively, for the year ended December 31, 2004, and $5,436,000 and ($2,362,000), respectively, for the year ended December 31, 2003.

Included in other equity securities was Federal Reserve stock of $17.1 million as of December 31, 2005 and December 31, 2004. In accordance with the requirements of the Federal Home Loan Bank, stock in that institution in the amount of $29.7 million as of December 31, 2005 and December 31, 2004, respectively, was included in other equity securities. Holdings of these equity securities are valued at cost.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Securities Available-for-Sale (Continued)

A security with an unrealized loss is considered impaired when the fair value is less than the amortized cost. Impairment may be temporary or “other than temporary”. The following table is a summary of securities with continuous unrealized loss by duration as of December 31, 2005.

	Less than 12 months		12 months or longer		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and federal agency	$168,290	$2,468	$632,237	$13,063	$800,527	$15,531
Mortgage-backed	1,098,101	17,655	1,495,471	54,508	2,593,572	72,163
State and Municipal	95,215	1,338	23,939	883	119,154	2,221
Total debt securities	1,361,606	21,461	2,151,647	68,454	3,513,253	89,915
Marketable equity securities	11,865	64	—	—	11,865	64
Total securities	$1,373,471	$21,525	$2,151,647	$68,454	$3,525,118	$89,979

For the securities with unrealized losses in the table above, the temporary impairment is a result of the change in market interest rates and is not a result of the issuers’ underlying ability to repay. Additionally, the securities have relatively short maturities; the Company has the ability and intent to hold the securities until maturity, and should recover the full principal and interest amounts owed. Accordingly, we have not recognized the temporary impairment in our consolidated net income. In 2005, no “other than temporary” impairment existed on securities available-for-sale. However, as of December 31, 2004, the Company’s investment in the fixed-rate perpetual preferred stock of government-sponsored enterprises (GSEs) was considered to be “other than temporarily” impaired. Therefore, the Company recognized a $4.8 million dollar after-tax loss in the 2004 income statement on the write down of preferred stock. There were no further write downs recognized in 2005.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities at December 31, 2005, by contractual maturity. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments. Actual remaining maturities will differ from contractual maturities because mortgage debt issuers may have the right to prepay obligations prior to contractual maturity. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Yield Amount	(%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agency	$214,071	2.75	$579,189	3.53	$8,065	3.31	$—	—	$801,325	3.31
Mortgage-backed	171,579	4.19	63,553	4.22	294,653	4.28	2,237,683	4.54	2,767,468	4.49
State and Municipal	21,153	4.31	99,551	4.25	125,085	3.82	82,093	3.94	327,882	4.02
Total debt securities	$406,803	3.44	$742,293	3.68	$427,803	4.13	$2,319,776	4.52	$3,896,675	4.20
Amortized cost	$413,319		$754,903		$434,812		$2,376,832		$3,979,866

Securities available-for-sale totaling $795.6 million were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law at December 31, 2005.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Loans, Allowance for Loan Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

	December 31,
Dollars in thousands	2005	2004
Commercial	$3,544,504	$3,030,363
Residential mortgages	2,629,396	2,299,591
Commercial real estate mortgages	1,821,334	1,841,974
Real estate construction	721,890	834,454
Equity lines of credit	333,548	255,194
Installment loans	214,930	219,701
Total loans	$9,265,602	$8,481,277

The loan amounts above include net unamortized fees and costs of $11.8 million and $13.1 million as of December 31, 2005 and 2004, respectively.

In the normal course of business, the Bank makes loans to executive officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to others with a similar credit standing. The aggregate dollar amounts of these loans were $10.7 million and $14.3 million at December 31, 2005 and 2004, respectively. During 2005, new loans and advances totaled $4.0 million and repayments totaled $7.6 million. Interest income recognized on these loans amounted to $0.5 million, $0.4 million and $0.4 million during 2005, 2004, and 2003, respectively. At December 31, 2005, none of these loans was past due or on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

Loans past due 90 days or more and still accruing interest were not significant in 2005 or 2004, and totaled $2.0 million at December 31, 2003. There were no restructured loan balances at December 31, 2005, 2004, or 2003.

As of September 30, 2004, the Company reclassified the reserve for off-balance sheet credit commitments from the allowance for loan losses to other liabilities. Amounts presented prior to the third quarter of 2004 have been restated to conform to the presentation in the current reporting period.

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

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Loans, Allowance for Loan Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of activity in the allowances for credit losses:

	Year ended December 31,
Dollars in thousands	2005	2004	2003
Allowance for Loan Losses
Balance, January 1	$148,568	$156,015	$156,598
Transfers to off-balance sheet reserve	(3,845)	(1,780)	26,933
Charge-offs	(8,568)	(28,525)	(40,022)
Recoveries	17,828	22,858	12,506
Net loans (charged-off) recovered	9,260	(5,667)	(27,516)
Balance, end of year	$153,983	$148,568	$156,015
Reserve for off-balance sheet credit commitments
Balance, beginning of the year	$11,751	$9,971	$7,904
Transfers from allowance for credit loss	3,845	1,780	2,067
Balance, end of the year	$15,596	$11,751	$9,971

The following is a summary of nonperforming loans and related interest foregone:

	December 31,
Dollars in thousands	2005	2004	2003
Nonaccrual loans	$14,400	$34,638	$42,273
Contractual interest due	$2,621	$4,810	$7,525
Interest collected and applied to principal	1,435	2,645	3,183
Net interest foregone	$1,186	$2,165	$4,342

At December 31, 2005, there were $12.3 million of impaired loans included in nonaccrual loans which had an allowance of $1.0 million allocated to them. On a comparable basis, at December 31, 2004, there were $33.0 million of impaired loans which had an allowance of $9.0 million allocated to them. For 2005, 2004, and 2003, the average balances of all impaired loans were $18.8 million, $36.8 million, and $63.0 million, respectively. During 2005, 2004, and 2003, no interest income was recognized on impaired loans until the book balances of these loans were paid off.

The Company has pledged $588.0 million of eligible residential first mortgages as collateral for its borrowing facility at the Federal Home Loan Bank of San Francisco.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Premises and Equipment

The following is a summary of data for the major categories of premises and equipment:

		Accumulated
		Depreciation
		And	Carrying	Range of
Dollars in thousands	Cost	Amortization	Value	Lives
December 31, 2005
Premises, including land of $2,790	$97,839	$53,888	$43,951	0 to 39 years
Furniture, fixtures and equipment	120,354	91,267	29,087	3 to 10 years
Software	39,746	29,916	9,830	5 years
Total	$257,939	$175,071	$82,868
December 31, 2004
Premises, including land of $2,790	$79,254	$48,330	$30,924	0 to 39 years
Furniture, fixtures and equipment	110,631	82,688	27,943	3 to 10 years
Software	35,984	26,227	9,757	5 years
Total	$225,869	$157,245	$68,624

Depreciation and amortization expense was $18.4 million in 2005, $17.3 million in 2004, and $16.9 million in 2003. Net rental payments on operating leases included in net occupancy of premises in the consolidated statement of income were $29.3 million in 2005, $24.7 million in 2004, and $24.8 million in 2003.

The future net minimum rental commitments were as follows at December 31, 2005:

Net Minimum
Rental
Dollars in thousands	Commitments
2006	$24,326
2007	24,533
2008	23,133
2009	20,965
2010	18,159
Thereafter	84,819
$195,935

The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations related to acquisitions have been adjusted to current market values through purchase accounting adjustments. The allowance thus created is being accreted over the terms of the leases and reduces the total expense recognized by the Company in its operating expenses. At December 31, 2005, the Company is contractually entitled to receive minimum future rentals of $2.9 million under non-cancelable sub-leases.

A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses. The Bank paid $1.7 million in 2003 for rent and operating expense pass-throughs to a real estate partnership in which the Bank owned a 32 percent interest, and Mr. Bram Goldsmith, Chairman of the

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Premises and Equipment (Continued)

Board of the Company, indirectly owned a 14 percent interest. This building was sold on October 31, 2003 to unrelated parties.

Note 7. Income Taxes

Income taxes (benefits) in the consolidated statement of income include the following amounts:

Dollars in thousands	Current	Deferred	Total
2005
Federal	$113,054	$(7,037)	$106,017
State	34,334	1,470	35,804
Total	$147,388	$(5,567)	$141,821
2004
Federal	$115,382	$(23,379)	$92,003
State	34,008	(2,582)	31,426
Total	$149,390	$(25,961)	$123,429
2003
Federal	$88,340	$(10,047)	$78,293
State	28,982	671	29,653
Total	$117,322	$(9,376)	$107,946

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below.

Net deferred tax assets

	December, 31
Dollars in thousands	2005	2004
Deferred tax assets:
Allowance for credit losses	$69,880	$80,167
Net operating loss carryforwards	1,888	5,795
Accrued expenses	17,157	15,876
Depreciation	—	1,459
Tax receivable reserve	8,437	10,791
Unrealized losses on cash flow hedges	4,708	766
Unrealized losses on available-for-sale securities	32,648	3,576
Other	14,292	16,322
Total gross deferred tax assets	149,010	134,752
Deferred tax liabilities:
Unremitted earnings of subsidiary	—	9,803
Core deposit and other intangibles	4,149	6,747
State income taxes	11,649	8,306
Depreciation	1,568	—
Deferred loan origination costs	3,254	2,451
Other	3,215	5,249
Total gross deferred tax liabilities	23,835	32,556
Net deferred tax assets	$125,175	$102,196

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes (Continued)

The Company has reclassified the 2004 and 2005 deferred tax assets and liabilities to consistently categorize the federal and state deferred taxes by item. The entire net state deferred tax balance was previously included with state income taxes. There is no net effect to the deferred tax balance as a result of the reclassification.

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

Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

	Percent of Pretax Income (Loss)
	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
Net state income tax	6.1	6.2	6.5
Tax exempt income	(2.3)	(2.9)	(3.4)
Affordable housing investments	(1.2)	(0.1)	(1.6)
All other net	0.1	(0.8)	0.1
Effective tax provision	37.7%	37.4%	36.6%

On December 31, 2005, the Company had federal net operating loss carry forwards totaling $1.2 million, acquired in the First Los Angeles Bank acquisition in 1995, which will expire in 2010.

On December 31, 2003, the California Franchise Tax Board announced its position that certain transactions related to real estate investment trusts (“REITs”) and regulated investment companies (“RICs”) will be disallowed pursuant to California Senate Bill 614 and Assembly Bill 1601. The Company created its two REITs (one of which was previously formed as a RIC in 2000) to raise capital for the Bank. While management believes that the tax benefits related to the two REITs realized in prior years were appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative, Option 2, which required payment of all California taxes and interest on the disputed 2000 through 2002 tax benefits while permitting the Company to claim a refund and avoid certain potential penalties. The Company and its advisors continue to believe that the Company’s position has merit and the Company will aggressively pursue its claims and defend its use of these entities and transactions. The Company has a state tax receivable, net of contingent loss reserves, for the payments made of $43.2 million, $36.4 million and $17.8 million at December 31, 2005, 2004 and 2003, respectively. The Company did not recognize tax benefits related to the two REITs for 2003 and subsequent years.

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

differences occur and the related tax effects become probably and estimable, such amounts will be recognized.

Note 8. Retirement Plan

The Company has a profit sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Contributions are made on an annual basis into a trust fund and are allocated to the participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. For 2005, 2004, and 2003, the Company recorded total contributions expense of $16.9 million, $14.7 million, and $14.2 million, respectively.

Eligible employees may contribute up to 50 percent of their salary, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matches 50 percent of the first 6 percent of covered compensation. For 2005, 2004, and 2003, the Company’s matching contribution included in the total contribution above was $3.4 million, $2.7 million, and $2.7 million, respectively.

During 2002, a SERP was created for one of the officers of the Company. At December 31, 2005, there was a $2.6 million unfunded pension liability and a $0.8 million intangible asset related to this plan. Total expense in both 2005 and 2004 was $0.6 million. The Company does not provide for any post-retirement employee benefits beyond the profit sharing retirement plan and the SERP.

Note 9. Stock Option Plans

Under the City National Corporation 2002 Omnibus Plan, 3,070,128 shares of the Company’s common shares that were reserved for grant of nonqualified and incentive stock options were available to be granted as of December 31, 2005. The Company’s 1985 Stock Option Plan, 1995 Omnibus Plan, 1999 Omnibus Plan and 2001 Stock Option Plan have expired but there are options granted under these plans that remain outstanding. Grants to employees are at prices at least equal to the market price of the Company’s common stock on the effective date of the grant. Generally, in each succeeding year following the date of grant, 25 percent of the options become exercisable. After ten years from the grant date, all unexercised options expire.

In determining the estimated expense for stock options we segregated our optionee population into two groups; executives, defined as members of the Company’s executive committee, and non-executives. The exercise activity for these groups is very different, and therefore, we have chosen to calculate option value for each group separately. The per share weighted-average fair value of stock options granted during 2005, 2004, and 2003 was $19.21, $19.07 and $12.67 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 2005-expected dividend yield of 2.1 percent, volatility of 23.76 percent, risk-free interest rate of 3.5 percent and expected life of 5.5 years for non-executives, and 6.3 years for executives; 2004-expected dividend yield of 2.07 percent, volatility of 30.65 percent, risk-free interest rate of 3.55 percent and an expected life of 7.5 years; 2003-expected dividend yield of 2.50 percent, volatility of 30.57 percent, risk-free interest rate of 2.84 percent, and an expected life of 7.5 years.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock Option Plans (Continued)

Following is a summary of the transactions under the stock option plans described above:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
Shares in thousands	of shares	Option price	of shares	Option price	of shares	Option price
Options outstanding, January 1	4,745	$41.84	5,281	$38.61	5,965	$36.22
Options granted	547	69.05	530	61.02	642	45.61
Exercised	(779)	35.15	(931)	33.64	(1,130)	29.03
Canceled or expired	(138)	55.41	(135)	47.18	(196)	44.09
Options outstanding, December 31	4,375	45.98	4,745	41.84	5,281	38.61
Exercisable	3,043	40.07	3,012	36.80	2,904	34.28

During 2005, the Company issued 779,054 treasury shares in connection with the exercise of stock options. In 2004, the Company issued 931,047 treasury shares in connection with the exercise of stock options. In 2003, the Company issued 1,129,743 treasury shares.

Information concerning currently outstanding and exercisable options at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Outstanding	Number	Exercise
Shares in thousands	Outstanding	Life (Yrs)	Price	Exercisable	Price
Options issued at prices less than $19.99 per share	31	1.40	$13.63	31	$13.63
Options issued at prices between $20.00 and $35.99 per share	796	3.05	29.55	796	29.55
Options issued at prices between $36.00 and $44.99 per share	1,019	4.30	37.29	1,008	37.22
Options issued at prices between $45.00 and $69.99 per share	2,451	7.39	54.51	1,208	50.06
Options issued at prices between $70.00 and $74.99 per share	78	9.61	71.88	—	—
	4,375			3,043

At December 31, 2005, nonqualified and incentive stock options covering 2,513,350 and 530,037 shares, respectively, of the Company’s common stock were exercisable under the plans.

The 1995 Omnibus Plan (now expired) and the 2002 Omnibus Plan provide for granting of restricted shares of Company stock to employees. Beginning in the second quarter of 2003, stock-based performance awards granted to colleagues of the Company included grants of restricted stock for the first time. This reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues. In 2004, the number of shares awarded in connection with stock-based performance awards for 2003 was further reduced when the Company took into consideration changes in the value of the

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock Option Plans (Continued)

Company’s stock price when determining share awards. Twenty-five percent of the restricted stock vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The restricted stock is subject to forfeiture until the restrictions lapse or terminate. The cost of the restricted stock is charged to salaries and employee benefits over the vesting period.

During 2005, the Compensation, Nominating and Governance Committee (the “Committee”) of the Company’s Board of Directors awarded 130,328 shares of restricted common stock having a market value of $9,440,960. During 2004, the Committee awarded 146,548 shares of restricted common stock having a market value of $9,008,000. During 2003, the Committee awarded 176,973 shares of restricted common stock with a corresponding market value of $7,604,214. The portion of the market value of the restricted stock related to current service was recognized as compensation expense in 2005, 2004 and 2003 and the portion of the market value relating to future service was recorded as deferred equity compensation and will be amortized over the remaining vesting period. The compensation expense for 2005 was $4,111,135 compared to $3,445,007 in 2004 and $905,170 in 2003. There were 361,609 restricted shares that had not vested as of December 31, 2005.

Note 10. Deposits and Borrowed Funds

The following table sets forth the maturity distribution of time deposits.

						After
Dollars in millions	2006	2007	2008	2009	2010	2011	Total
Time deposits, $100,000 and over	$1,011.0	$36.5	$3.5	$3.5	$2.8	$0.2	$1,057.5
Other Time Deposits	148.0	19.0	4.7	2.8	2.6	0.1	177.2
	$1,159.0	$55.5	$8.2	$6.3	$5.4	$0.3	$1,234.7

Details regarding federal funds purchased and securities sold under repurchase agreements as well as other short-term borrowings follow.

	2005			2004			2003
Dollars in thousands	Balances at Year-end	Average Balance	Average % Rate	Balances at Year-end	Average Balance	Average % Rate	Balances at Year-end	Average Balance	Average % Rate
Overnight federal funds purchased and securities sold under repurchase agreements	$190,190	$278,576	3.08	$204,654	$119,251	1.19	$111,713	$147,883	1.04
Other short-term borrowings	100,000	21,732	3.47	125	46,737	1.40	65,135	134,838	1.76

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Deposits and Borrowed Funds (Continued)

Following is a summary of short-term borrowings and other borrowed funds of the Company excluding overnight federal funds purchased and securities sold under agreements to repurchase.

	December 31,
Dollars in thousands	2005	2004
Other short-term borrowings:
Treasury, Tax and Loan note	$100,000	$125
Federal Home Loan Bank advances	—	—
Total	$100,000	$125
Subordinated debt	$275,682	$288,934
Long-term debt:
Senior notes	$216,975	$223,224
Equity participation and other notes payable	2,470	7,192
Total	$219,445	$230,416

Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities greater than one year. The maximum amount of other short-term borrowings at any month-end was $100.0 million, $50.1 million, and $205.1 million in 2005, 2004, and 2003, respectively.

The maximum amount of overnight federal funds purchased and securities sold under agreements to repurchase outstanding at any month-end was $509.2 million, $204.7 million, and $266.3 million in 2005, 2004, and 2003, respectively. The average amount of securities sold under agreements to repurchase was $24.9 million, $9.9 million and $6.6 million during 2005, 2004, and 2003, respectively. The securities underlying the agreements to repurchase remain under the Company’s control.

On February 13, 2003, the Company issued $225.0 million of 5.125 percent Senior Notes due in 2013 in a private placement. A like amount of exchange notes were subsequently registered pursuant to the Securities Act of 1933 in April 2003 and 100 percent of the Senior Notes were exchanged for the registered notes in an exchange offering which closed on May 29, 2003. The carrying value of the senior notes is net of the impact of fair value hedge accounting and issuance costs which are being amortized into interest expense to yield an effective interest rate of 5.28 percent.

On August 30, 2001, the Bank issued $150.0 million of 6.75 percent subordinated notes, due in 2011, which qualifies as Tier II capital. The carrying value of the subordinated notes is net of the impact of fair value hedge accounting and issuance costs which are being amortized into interest expense to yield an effective interest rate of 6.92 percent.

On January 12, 1998, the Bank issued $125.0 million of 6.375 percent subordinated notes, due in 2008, in a private offering. These subordinated notes qualify as Tier II capital. The carrying value of the subordinated notes is net of discount and issuance costs which are being amortized into interest expense to yield an effective interest rate of 6.62 percent.

There were no Federal Home Loan Bank (FHLB) advances as of December 31, 2005 or December 31, 2004. FHLB advances outstanding as of December 31, 2003 totaled $65.0 million all with maturity dates of less than one year and with a weighted average interest rate of 2.08 percent. The Bank

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Deposits and Borrowed Funds (Continued)

had $478.8 million, $519.5 million and $280.1 million of unused borrowing capacity from the FHLB at December 31, 2005, 2004 and 2003, respectively.

The remaining notes payable relate to the purchase of interests in various CCM affiliates. The CCM notes accrue interest at rates ranging from 7.0 to 7.5 percent and mature between 2007 and 2010. The RCB notes of $3.3 million were retired in 2005.

Note 11. Availability of Funds from Subsidiaries and Capital

During 2001, the Bank formed and funded CN Real Estate Investment Corporation (“CN”), a wholly-owned indirect subsidiary of the Bank which provides the Bank with flexibility in raising capital. As of December 31, 2005, 2004, and 2003, the net income and assets of CN are eliminated in consolidation. City National Bank contributed participation interest in loans with a book value of $1,555.1 million, net of reserves, and $50.0 million in cash in exchange for 100 percent of the common stock of CN. During 2002, CN sold 6,828 shares of 8.5 percent Series B Preferred Stock to accredited investors for $6.8 million which is included in minority interest. During 2001, CN sold 33,933 shares of 8.50 percent Series A Preferred Stock to accredited investors for $3.4 million which is included in minority interest. Dividends of $868,811, which are included in minority interest expense, were paid in 2005, 2004 and 2003 on both of the preferred stock issues.

During 2002, the Bank converted its former registered investment company, a wholly-owned subsidiary of the Bank, to a real estate investment trust to provide the Bank with flexibility in raising capital. As of December 31, 2005, 2004 and 2003, the net income and assets of Real Estate Investment Corporation (“CNII”) are eliminated in consolidation. During 2002 and 2003, CNII sold 152,680 shares of 8.50 percent Series A Preferred Stock to accredited investors for $10.5 million which is included in minority interest. Dividends of $1,297,780, $1,297,780 and $1,231,586, which are included in minority interest expense, were paid in 2005, 2004 and 2003, respectively.

The Company is authorized to issue 5,000,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and sinking fund terms.

Under a shareholders rights agreement (the “Agreement”), the Company distributed preferred stock purchase rights (“Rights”) as a Rights dividend on March 13, 1997 at the rate of one Right for each share of the Company’s common stock held as of the close of business on that date. The existence of the Rights makes it less likely that a person will acquire significant voting control of the Company’s common stock or otherwise acquire the Company without the Board of Directors’ consent. Until the Distribution Date, which is defined in the Agreement, (1) the Rights are not exercisable, (2) the Rights are attached to, and trade only together with the Company’s common stock, and (3) the stock certificates representing the Company’s common stock also represent the attached Rights. Each share of the Company’s common stock issued after March 13, 1997 and prior to the Distribution Date includes one Right. On the Distribution Date, the Rights will separate from the Company’s common stock, Rights certificates will be issued, and the Rights will become exercisable as described in the Agreement. The Rights expire on March 13, 2007, unless earlier redeemed or exchanged.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Availability of Funds from Subsidiaries and Capital (Continued)

Historically, the majority of the funds for the payment of dividends by the Company have been obtained from the Bank. Under federal banking law, dividends declared by national banks in any calendar year may not, without the approval of the Office of the Comptroller of the Currency (“OCC”), exceed net profits (as defined) for that year combined with its retained net income for the preceding two calendar years. At December 31, 2005, the Bank could have declared dividends of $300.7 million without the approval of the OCC.

Federal banking law also prohibits the Company from borrowing from the Bank on less than a fully secured basis. The Company had no borrowings from the Bank at either December 31, 2005 or December 31, 2004.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities and certain off-balance sheet items as calculated under the regulatory accounting rules. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). As of December 31, 2005, the Company and the Bank met and exceeded all capital adequacy requirements to which either is subject. Additionally, the regulatory agencies are required by law to take specific prompt action with respect to banks that do not meet minimum capital standards. As of December 31, 2005, the Bank was categorized as “well capitalized.”

The Corporation’s actual amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
Dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2005
Total capital (to risk weighted assets)	$1,576.4	15.53%	$811.8	≥ 8.0%	$1,014.8	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,251.3	12.33%	405.9	≥ 4.0%	608.9	≥ 6.0%
Tier 1 capital (to average assets)	1,251.3	8.82%	567.3	≥ 4.0%	—	—
As of December 2004
Total capital (to risk weighted assets)	$1,418.2	15.11%	$750.7	≥ 8.0%	$938.3	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,079.6	11.51%	375.3	≥ 4.0%	563.0	≥ 6.0%
Tier 1 capital (to average assets)	1,079.6	7.83%	551.6	≥ 4.0%	—	—

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Availability of Funds from Subsidiaries and Capital (Continued)

The Bank’s actual amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
Dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2005
Total capital (to risk weighted assets)	$1,622.9	16.05%	$809.1	≥ 8.0%	$1,011.4	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,300.7	12.86%	404.6	≥ 4.0%	606.8	≥ 6.0%
Tier 1 capital (to average assets)	1,300.7	9.26%	562.1	≥ 4.0%	—	—
As of December 2004
Total capital (to risk weighted assets)	$1,482.6	15.87%	$747.4	≥ 8.0%	$934.3	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,147.1	12.28%	373.7	≥ 4.0%	560.6	≥ 6.0%
Tier 1 capital (to average assets)	1,147.1	8.38%	547.3	≥ 4.0%	—	—

As of September 30, 2004, the Company reclassified the reserve for off-balance sheet credit commitments from the allowance for loan losses to other liabilities. Amounts presented prior to the third quarter of 2004 have been restated to conform to the presentation in the current reporting period.

Shareholders’ equity to assets as of December 31, 2005 was 10.0 percent compared with 9.48 percent as of December 31, 2004.

Note 12. Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, letters of credit, and financial guarantees; and to invest in private equity and affordable housing funds. These instruments involve elements of credit, foreign exchange, and interest rate risk, to varying degrees, in excess of the amount reflected in the consolidated balance sheet.

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

The Company had outstanding off-balance sheet loan commitments aggregating $4,613.2 million and $3,818.7 million at December 31, 2005 and 2004, respectively compared to outstanding loan balances of $9,265.6 million and $8,481.3 million, respectively. Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments. In addition, the Company had $498.7 million and $432.1 million outstanding in bankers’ acceptances and letters of credit at December 31, 2005 and 2004, respectively, of which $480.7 million and $406.7 million relate to standby letters of credit. Included in standby letters of credit were $460.0 million and $395.6 million of financial guarantees as of December 31, 2005 and 2004, respectively. Substantially all fees

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Commitments and Contingencies (Continued)

received from the issuance of financial guarantees are deferred and amortized on a straight-line basis over the terms of the guarantee.

As of December 31, 2005, the Company had private equity fund commitments of $24.2 million of which $7.6 million was funded. As of December 31, 2004, the Company had private equity fund commitments of $6.7 million, of which $5.0 million was funded. At December 31, 2005 and 2004, respectively, the Company had affordable housing fund commitment of $36.3 million and $33.5 million.

The Company or its subsidiaries are defendants in various pending lawsuits claiming substantial amounts. Based upon present knowledge, management including in-house counsel does not believe that the final outcome of such lawsuits will have a material adverse effect on the Company.

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

Note 13. Disclosure about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks and Federal funds sold (Cash and Cash Equivalents)—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities and trading account assets—For securities held as available-for-sale, fair value equals quoted market price, if available. If a quoted market price is not available, discounted cash flows or matrix or model pricing may be used to determine an appropriate fair value. For trading account securities, fair values are based on quoted market prices or dealer quotes.

Loan receivables—For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using dealer quotes, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded that the allowance for credit losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 2005 and 2004.

Deposit liabilities—The fair value of demand and interest checking deposits, savings deposits, and certain money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Disclosure about Fair Value of Financial Instruments (Continued)

Short-term borrowings—For short-term borrowings, the carrying amount is a reasonable estimate of fair value.

Long-term debt—The fair value of long-term debt was estimated by discounting the future payments at current interest rates.

Accrued interest receivable and payable—The carrying amounts are reasonable estimates of the fair value.

Commitments to extend credit, standby letters of credit, and financial guarantees written—The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The Company does not make fixed-rate loan commitments. The fair value of letters of guarantee and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

Commitments to private equity and affordable housing funds—The fair value of commitments to private equity and affordable housing funds is based on the estimated cost to terminate them or otherwise settle the obligation.

Derivatives—The fair value of exchange traded derivatives is based on quoted market prices or dealer quotes. The fair value of non-exchange traded derivatives consists of net unrealized gains or losses, accrued interest receivable or payable and any premiums paid or received.

The estimated fair values of financial instruments of the Company are as follows:

	December 31, 2005			December 31, 2004
	Carrying	Fair		Carrying	Fair
Dollars in millions	Amount	Value		Amount	Value
Financial Assets:
Cash and due from banks	$365.2	$365.2		$240.5	$240.5
Federal funds sold	157.0	157.0		427.0	427.0
Due from banks—interest bearing	40.8	40.8		236.4	236.4
Securities available-for-sale	3,999.3	3,999.3		4,114.3	4,114.3
Trading account assets	59.3	59.3		75.9	75.9
Loans, net of allowance for credit losses	9,111.6	8,973.7		8,332.7	8,271.3
Accrued interest receivable on financial instruments	68.0	68.0		59.1	59.1
Derivative contracts	(5.5)	(5.5	)(1)	24.4	24.4	(1)
Financial Liabilities
Deposits	$12,138.5	$11,166.7		$11,987.0	$11,950.0
Federal funds purchased and securities sold under resale agreements	190.2	190.2		204.6	204.6
Other short-term borrowings	100.0	100.0		0.1	0.1
Subordinated and long-term debt	495.1	512.5		519.4	517.7
Accrued interest payable on financial instruments	16.0	16.0		14.6	14.6
Commitments to extend credit	(9.1)	(9.1)		(8.1)	(8.1)
Commitments to private equity and affordable housing funds	—	52.9		—	35.2

(1)          Estimated net gains/(losses) to settle derivative contracts as of respective period ends

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Parent Company Only Condensed Financial Statements

Condensed parent Company financial statements, which include transactions with subsidiaries, follow:

CONDENSED BALANCE SHEET

	December 31,
Dollars in thousands	2005	2004
Assets
Cash	$46,224	$24,424
Securities available-for-sale	104,494	116,689
Other assets	46,791	37,354
Investment in City National Bank	1,411,857	1,317,704
Investment in non-bank subsidiaries	86,406	85,861
Total assets	$1,695,772	$1,582,032
Liabilities
Senior notes	$223,770	$223,224
Other liabilities	13,994	10,273
Total liabilities	237,764	233,497
Shareholders’ equity	1,458,008	1,348,535
Total liabilities and shareholders’ equity	$1,695,772	$1,582,032

CONDENSED STATEMENT OF INCOME

	For the year ended December 31,
Dollars in thousands	2005	2004	2003
Income
Dividends from Bank and non-bank subsidiaries	$87,942	$49,765	$10,097
Interest and dividend income	6,371	5,481	5,199
Gain on sale of securities	672	1,322	635
Total income	94,985	56,568	15,931
Interest on notes payable to Bank and non-affiliates	9,075	4,853	4,965
Other expenses	677	1,817	2,032
Total expenses	9,752	6,670	6,997
Income before taxes and equity in undistributed income of
Bank and non-bank subsidiaries	85,233	49,898	8,934
Income taxes (benefit)	(1,336)	53	(670)
Income before equity in undistributed income of Bank and non-bank subsidiaries	86,569	49,845	9,604
Equity in undistributed income of Bank and non-bank subsidiaries	148,166	156,477	177,073
Net income	$234,735	$206,322	$186,677

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands	2005	2004	2003
Cash Flows From Operating Activities
Net income	$234,735	$206,322	$186,677
Adjustments to net income:
Equity in undistributed income of Bank and non-bank subsidiaries	(148,166)	(156,477)	(177,073)
Other, net	20,742	19,135	4,930
Net cash provided by operating activities	107,311	68,980	14,534
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(15,418)	(87,038)	(134,276)
Sales of securities available-for-sale	19,040	78,129	54,738
Investment in subsidiaries	—	(2,131)	(47,513)
Net cash provided/(used) by investing activities	3,622	(11,040)	(127,051)
Cash Flows From Financing Activities
Cash dividends paid	(71,248)	(62,926)	(47,281)
(Repayments) of borrowings from City National Bank	—	—	(9,652)
Net proceeds of issuance of senior notes	—	—	221,749
Repurchase of treasury shares	(44,597)	(43,825)	(45,715)
Stock options exercised	26,712	30,979	32,734
Net cash (used) provided by financing activities	(89,133)	(75,772)	151,835
Net (decrease) increase in cash	21,800	(17,832)	39,318
Cash at beginning of year	24,424	42,256	2,938
Cash at end of year	$46,224	$24,424	$42,256

Note 15. Derivative Financial Instruments

The following table presents the notional amount and fair value of interest rate risk management instruments:

	December 31,
	2005		2004
	Notional	Fair	Notional	Fair
Dollars in millions	Amount	Value	Amount	Value
Receive fixed/pay variable	$1,530.9	$(5.5)	$1,265.9	$24.4

The Company uses interest rate swaps to mitigate risks associated with changes 1) to the fair value of certain fixed-rate deposits and borrowings and 2) to certain cash flows related to future interest payments on variable-rate loans. As of December 31, 2005, the Company had $1,531 million notional amount of interest rate swaps, of which $506 million were designated as fair value hedges and $1,025 million were designated as cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Derivative Financial Instruments (Continued)

recognition of other assets and an increase in hedged deposits and borrowings of $5.7 million. The negative mark-to-market on the cash flow hedges of variable-rate loans resulted in the recognition of other assets, other liabilities, and a comprehensive loss of $11.2 million, before taxes of $4.7 million.

Amounts to be paid or received on the interest rate swaps designated as cash flow hedges are reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $0.2 million that were reclassified into net interest expense during 2005. Within the next 12 months, $9.1 million of comprehensive loss is expected to be reclassified into net interest income.

As of December 31, 2004, the Company had $1,265.9 million notional amount of interest rate swaps, of which $540.9 million were fair value hedges and $725.0 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $26.4 million. The negative mark-to-market on the cash flow hedges of variable-rate loans resulted in the reduction of other assets and comprehensive income of $2.0 million, before taxes of $0.8 million.

Interest rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest rate risk management instruments had $1.2 million of credit risk exposure at December 31, 2005 and $24.4 million as of December 31, 2004. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at year-end. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to City National Corporation and to City National Bank. As of December 31, 2005 City National Corporation had $6.3 million in securities pledged to interest rate swap counterparties as collateral for fair value hedge transactions. There were no securities pledged to interest rate swap counterparties as collateral for fair value hedge transactions as of December 31, 2004.

The periodic net settlement of interest rate risk management instruments is recorded as an adjustment to net interest income. These interest rate risk management instruments decreased net interest income by $0.2 million in 2005. The interest rate risk management instruments increased net interest income by $29.1 million and $31.5 million for 2004, and 2003, respectively.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Net Income per Common Share

Calculations of basic and diluted net income per common share follow:

	For the year ended December 31,
Dollars in thousands, except for share amounts	2005	2004	2003
Basic
Net Income	$234,735	$206,322	$186,677
Average Common Shares Outstanding	50,635	50,552	50,371
Average Treasury Shares Outstanding	(1,104)	(1,327)	(1,629)
Average Unvested Restricted Shares Outstanding	(372)	(275)	(99)
Net Average Common Shares Outstanding	49,159	48,950	48,643
Basic Earnings Per Share	$4.77	$4.21	$3.84
Diluted
Net Income	$234,735	$206,322	$186,677
Average Common Shares Outstanding	50,635	50,552	50,371
Average Treasury Shares Outstanding	(1,104)	(1,327)	(1,629)
Net Average Common Shares Outstanding	49,531	49,225	48,742
Stock Option Dilution Adjustment	1,531	1,849	1,456
Shares Outstanding and Equivalents	51,062	51,074	50,198
Diluted Earnings Per Share	$4.60	$4.04	$3.72

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period.

Diluted net income per common share takes into consideration the dilution assuming the Company’s outstanding stock options were converted or exercised into common shares. The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options utilizing the treasury stock method. There were 4,400 outstanding stock options that were antidilutive at December 31, 2005 and there were no outstanding stock options that were antidilutive at December 31, 2004. Outstanding stock options totaling 5,000 shares were antidilutive at December 31, 2003.