Form 10-Q
period 2006-03-31
CITY NATIONAL CORP
filed 2006-05-10
CIK 201461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 1-10521

CITY NATIONAL CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-2568550
(State of Incorporation)	(I.R.S. Employer Identification No.)

City National Center
400 North Roxbury Drive, Beverly Hills, California, 90210

(Address of principal executive offices)(Zip Code)

(310) 888-6000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of May 1, 2006, there were 49,410,546 shares of Common Stock outstanding.

PART 1 - FINANCIAL INFORMATON

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,	March 31,
Dollars in thousands, except per share amounts	2006	2005	2005
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$457,156	$365,217	$386,999
Due from banks - interest-bearing	48,890	40,803	36,982
Federal funds sold	—	157,000	190,000
Securities available-for-sale - cost $3,963,816; $4,076,984 and $4,085,560 at March 31, 2006, December 31, 2005 and March 31, 2005, respectively	3,850,173	3,999,261	4,018,969
Trading account securities	57,353	59,344	37,490
Loans	9,567,403	9,265,602	8,572,553
Less allowance for loan and lease losses	156,482	153,983	147,607
Net loans	9,410,921	9,111,619	8,424,946

Premises and equipment, net	84,884	82,868	68,354
Deferred tax asset	140,720	125,175	132,143
Goodwill	246,681	247,708	251,494
Intangibles	36,961	36,416	39,622
Bank-owned life insurance	68,094	67,774	65,809
Affordable housing investments	66,422	67,508	60,037
Customers’ acceptance liability	3,142	3,232	3,150
Other assets	267,987	217,935	202,043
Total assets	$14,739,384	$14,581,860	$13,918,038
Liabilities
Demand deposits	$5,945,485	$6,562,038	$6,069,061
Interest checking deposits	786,513	867,509	828,510
Money market deposits	3,402,368	3,296,260	3,585,904
Savings deposits	179,376	177,874	194,928
Time deposits-under $100,000	175,360	177,230	181,470
Time deposits-$100,000 and over	1,419,427	1,057,561	902,751
Total deposits	11,908,529	12,138,472	11,762,624
Federal funds purchased and securities sold under repurchase agreements	526,920	190,190	155,645
Other short-term borrowings	151,522	100,000	125
Subordinated debt	269,785	275,682	280,068
Long-term debt	213,819	219,445	224,829
Reserve for off-balance sheet credit commitments	15,752	15,596	12,944
Other liabilities	145,143	156,884	132,945
Acceptances outstanding	3,125	3,232	3,150
Total liabilities	13,234,595	13,099,501	12,572,330
Minority interest in consolidated subsidiaries	25,225	24,351	25,525
Commitments and contingencies
Shareholders’ Equity
Preferred Stock authorized - 5,000,000 : none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000; Issued - 50,693,108; 50,600,943 and 50,589,408 shares at March 31, 2006, December 31, 2005 and March 31, 2005, respectively	50,693	50,601	50,712
Additional paid-in capital	399,974	396,659	399,612
Accumulated other comprehensive loss	(73,248)	(51,551)	(43,288)
Retained earnings	1,158,290	1,121,474	995,688
Treasury shares, at cost - 826,230; 887,304 and 1,334,703 shares at March 31, 2006, December 31, 2005 and March 31, 2005, respectively	(56,145)	(59,175)	(82,541)
Total shareholders’ equity	1,479,564	1,458,008	1,320,183
Total liabilities and shareholders’ equity	$14,739,384	$14,581,860	$13,918,038

 See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	For the three months ended
	March 31,
In thousands, except per share amounts	2006	2005

Interest Income
Loans	$155,433	$125,257
Securities available-for-sale	41,850	41,750
Trading account	556	217
Due from banks - interest-bearing	213	215
Federal funds sold and securities purchased under resale agreements	140	211
Total interest income	198,192	167,650
Interest Expense
Deposits	27,453	15,243
Federal funds purchased and securities sold under repurchase agreements	8,933	1,456
Subordinated debt	3,493	2,208
Other long-term debt	3,329	2,313
Other short-term borrowings	2,578	4
Total interest expense	45,786	21,224
Net interest income	152,406	146,426
Provision for credit losses	—	—
Net interest income after provision for credit losses	152,406	146,426
Noninterest Income
Trust and investment fees	21,774	19,844
Brokerage and mutual fund fees	11,684	9,877
Cash management and deposit transaction charges	8,064	9,010
International services fees	5,989	4,888
Bank-owned life insurance	934	864
Gain on sale of loans and other assets	—	23
Gain on sale of securities	708	255
Other	5,777	5,597
Total noninterest income	54,930	50,358
Noninterest Expense
Salaries and employee benefits	71,616	66,632
Legal and professional fees	9,417	8,714
Net occupancy of premises	9,012	7,616
Depreciation	4,660	4,570
Information services	4,456	4,211
Marketing and advertising	4,016	3,574
Office services	2,691	2,489
Amortization of intangibles	1,891	1,441
Equipment	632	549
Other operating	5,704	6,708
Total noninterest expense	114,095	106,504
Minority interest expense	1,228	1,811
Income before income taxes	92,013	88,469
Income taxes	34,781	33,008
Net income	$57,232	$55,461
Net income per share, basic	$1.16	$1.13
Net income per share, diluted	$1.12	$1.09
Shares used to compute income per share, basic	49,484	49,162
Shares used to compute income per share, diluted	51,309	51,030
Dividends per share	$0.41	$0.36

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
Dollars in thousands	2006	2005

Cash Flows From Operating Activities
Net income	$57,232	$55,461
Adjustments to net income:
Provision for credit losses	—	—
Amortization of restricted stock grants	1,070	882
Amortization/writedown of intangibles	1,891	1,441
Depreciation and software amortization	4,660	4,570
Stock-based employee compensation expense	1,610	—
Deferred income tax benefit	(15,545)	(29,947)
Gain on sale of loans and assets	—	(23)
Gain on sale of securities	(708)	(255)
Net change in other assets and other liabilities	(70,397)	(1,247)
Amortization of cost and discount on long-term debt	177	177
Other, net	63,071	23,533

Net cash provided by operating activities	43,061	54,592

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(53,276)	(107,012)
Sales of securities available-for-sale	1	—
Maturities and paydowns of securities	121,168	133,610
Loan originations net of principal collections	(301,801)	(91,276)
Purchase of premises and equipment	(6,676)	(4,300)
Other investing activities	(942)	40,284

Net cash used by investing activities	(241,526)	(28,694)

Cash Flows From Financing Activities
Net decrease in deposits	(229,943)	(224,291)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	336,730	(49,009)
Net increase in short-term borrowings, net of transfers from long-term debt	51,522	—
Net (decrease) increase in notes payable	(159)	289
Proceeds from exercise of stock options	5,058	7,229
Tax benefit from exercise of stock options	1,787	2,138
Stock repurchases	(3,088)	(34,367)
Stock issuance, net of cancellations	—	—
Cash dividends paid	(20,416)	(17,760)

Net cash provided (used) by financing activities	141,491	(315,771)

Net decrease in cash and cash equivalents	(56,974)	(289,873)
Cash and cash equivalents at beginning of year	563,020	903,854

Cash and cash equivalents at end of period	$506,046	$613,981

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$50,534	$27,886
Income taxes	17,600	2,439

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Accumulated
			Additional	other			Total
	Shares	Common	paid-in	comprehensive	Retained	Treasury	Shareholders’
Dollars in thousands	issued	stock	capital	income	Earnings	stock	equity

Balance, December 31, 2004	50,589,408	$50,589	$397,954	$(1,352)	$957,987	$(56,643)	$1,348,535
Net income	—	—	—	—	55,461	—	55,461
Other comprehensive loss net of tax
Net unrealized loss on securities available-for-sale, net of no relassification for net gains included in net income	—	—	—	(38,404)	—	—	(38,404)
Net unrealized loss on cash flow hedges, net of reclassification of $0.7 million of net gains included in net income	—	—	—	(3,532)	—	—	(3,532)
Total other comprehensive loss	—	—	—	(41,936)	—	—	(41,936)
Issuance of shares for stock options	—	—	(1,240)	—	—	8,469	7,229
Restricted stock grant / vesting	122,818	123	(123)	—	—	—	—
Amortization of restricted stock grants	—	—	883	—	—	—	883
Tax benefit from stock options	—	—	2,138	—	—	—	2,138
Cash dividends	—	—	—	—	(17,760)	—	(17,760)
Repurchased shares, net	—	—	—	—	—	(34,367)	(34,367)

Balance, March 31, 2005	50,712,226	$50,712	$399,612	$(43,288)	$995,688	$(82,541)	$1,320,183

Balance, December 31, 2005	50,600,943	$50,601	$396,659	$(51,551)	$1,121,474	$(59,175)	$1,458,008
Net income	—	—	—	—	57,232	—	57,232
Other comprehensive loss net of tax
Net unrealized loss on securities available-for-sale, net of no relassification for net gains included in net income	—	—	—	(20,817)	—	—	(20,817)
Net unrealized loss on cash flow hedges, net of reclassification of $1.2 million of net loss included in net income	—	—	—	(634)	—	—	(634)
Other net unrealized loss	—	—	—	(246)	—	—	(246)
Total other comprehensive loss	—	—	—	(21,697)	—	—	(21,697)
Issuance of shares for stock options	68,246	68	(1,128)	—	—	6,118	5,058
Restricted stock grants / vesting	23,919	24	(24)	—	—	—	—
Tax benefit from stock options	—	—	1,787	—	—	—	1,787
Stock-based employee compensation expense	—	—	2,680	—	—	—	2,680
Cash dividends	—	—	—	—	(20,416)	—	(20,416)
Repurchased shares, net	—	—	—	—	—	(3,088)	(3,088)

Balance, March 31, 2006	50,693,108	$50,693	$399,974	$(73,248)	$1,158,290	$(56,145)	$1,479,564

See accompanying Notes to Unaudited Consolidated Financial Statements.

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

2.     Our accounting and reporting policies conform with generally accepted accounting principles (‘GAAP’) and practices in the financial services industry.  To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period.  The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results for the 2006 interim period are not necessarily indicative of the results expected for the full year.

FASB Staff Position (“FSP”) 115-1 became effective on January 1, 2006. The Company has evaluated the applicability of  FSP 115-1, and determined that there was no impact on its financial statements as of March 31, 2006.

3.     All securities other than trading securities and stock in the Federal Reserve Bank and Federal Home Loan Bank are classified as available-for-sale and are stated at fair value.  Unrealized gains or losses on securities available-for-sale are excluded from net income but are included as separate components of other comprehensive income net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities. The value of securities is reduced when the declines are considered other than temporary and a new cost basis is established for the securities. The estimated loss is included in net income. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method.  Trading securities are valued at market value with any unrealized gains or losses included in net income. Investment fee revenue consists of fees, commissions, and markups on securities transactions with clients and money market mutual fund fees.

4.     Certain prior periods’ data have been reclassified to conform to current period presentation.

5.     The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2006.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
02/01/06 - 02/28/06	41,200		73.64	41,200	337,800
	41,200	(1)	73.64	41,200	337,800	(2)

(1)   During the first quarter of 2006, no shares were received in payment for the exercise price of stock options.

(2)   Remaining shares available for repurchase as of March 31, 2006 pursuant to the program approved on May 24, 2004 by the Company’s Board of Directors.  Unless terminated earlier by resolution of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

Basic earnings per share are based on the weighted average shares of common stock outstanding less unvested restricted shares and units.  Diluted earnings per share give effect to all dilutive potential common shares, which consist of stock options and restricted shares and units that were outstanding during the period.  At March 31, 2006, there were no antidilutive options compared to 2,290 antidilutive options at March 31, 2005.

6.     The Company has adopted Statement of Financial Accounting Standards No. 123 (revised) “Share Based Payment”, (SFAS 123R) effective January 1, 2006.  The Company previously applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock option plans and accordingly, no compensation cost has been recognized for these plans in the prior period financial statements.  The Company has applied the Modified Prospective Application (MPA) in its implementation of the new accounting standards.  As such, the Company has recognized stock based compensation expense for these plans in the current period.  Prior period amounts have not been restated.

On March 31, 2006, the Company had multiple share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans was $2.7 million, and $0.9 million for the three months ended March 31, 2006 and 2005, respectively.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $1.1 million, and $0.4 million for the three months ended March 31, 2006 and 2005, respectively.   Prior year amounts include expense for restricted stock, but do not include stock-based compensation from stock option plans issued at market value.  See the table below for comparative purposes of prior year amounts.

	For the three months ended
	March 31,
Dollars in thousands, except for per share amounts	2006	2005
Net income, as reported	$57,232	$55,461
Add: Stock-based compensation included in reported net income, net of tax	1,572	522
Less: Stock-based employee compensation expense determined under the fair-value method for all awards, net of tax	(1,572)	(2,055)
Pro forma net income	57,232	53,928
Net income per share, basic, as reported	1.16	1.13
Pro forma net income per share, basic,	N/A	1.10
Net income per share, diluted, as reported	1.12	1.09
Pro forma net income per share, diluted,	N/A	1.06

Stock Option Plan

The City National Corporation Amended and Restated Omnibus Plan, (the Plan), approved by shareholders, permits the grant of stock options and restricted stock to its employees not to exceed 3.9 million shares of common stock.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  These awards vest in four years and have 10-year contractual terms.  Restricted stock awards generally vest over 5 years.  Certain option and stock awards provide for accelerated vesting if there is a change in control (as defined in the Plan), or upon retirement, for stock issued prior to January 31, 2006.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  The Company evaluates exercise behavior and values options separately for executive and non-executive employees.  Expected volatilities are based on the historical volatility of the Company’s stock.  The Company uses historical data to predict option exercise and employee termination behavior.  The expected term of options granted is derived from the historical exercise activity over the past 10 years, and represents the period of time that options granted are expected to be outstanding.  The range below results from certain groups of employees exhibiting different behavior.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is based on the dividend yield of the Company’s stock at the time of the grant.

	For the three months ended
	March 31,
	2006	2005
Expected volatility	25.34%	24.58%
Weighted-average volatility	24.99%	24.53%
Expected dividends	2.14	2.14
Expected term (in years)	6.0	7.0
Risk-free rate	4.5	4.09

A summary of option activity under the Plan as of March 31, 2006, and changes during the period then ended are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000s)	Price	Term	($000)

Outstanding at January 1, 2006	4,375	45.98	5.60	$134,784
Granted	151	75.94	9.91	128
Exercised	(138)	39.56	4.46	(5,141)
Forfeited or expired	(23)	56.75	7.46	(464)
Outstanding at March 31, 2006	4,365	47.16	5.78	129,307
Exercisable at March 31, 2006	3,333	42.32	4.95	114,907

The weighted-average grant-date fair value of options granted during the three-month periods ended March 31, 2006 and 2005 was $19.89 and $16.74, respectively.  The total intrinsic value of options exercised during the three month periods ended March 31, 2006 and 2005 was $5.1 million, and $7.1 million, respectively.

A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the period is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares (000s)	Fair Value
Nonvested at January 1, 2006	1,332	19.23
Granted	151	19.69
Vested	(430)	14.70
Forfeited	(21)	13.32
Nonvested at March 31, 2006	1,032	15.05

As of March 31, 2006 there was $15.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.1 years.  The number of shares vested during the period ended March 31, 2006 was 429,807.

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

In accordance with SFAS No. 133, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a “fair value hedge” which is a hedge of a recognized asset or liability, (ii) a “cash flow hedge” which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an “undesignated hedge”, a derivative instrument not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statement of income.  All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet.  Effectiveness is measured retrospectively and prospectively, and the Company expects that the hedges will continue to be effective in the future. The Company did not have any undesignated hedges during 2006 or 2005.

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

8.     As we previously reported, the California Franchise Tax Board has taken the position that certain real estate investment trust (‘REIT’) and registered investment company (‘RIC’) tax deductions shall be disallowed under California law.  As of March 31, 2006, the Company maintains a $43.1 million state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $28.1 million after giving effect to Federal tax benefits.  Management is aggressively pursuing its claims for REIT and RIC refunds for the 2000 to 2002 tax years, however, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or some portion of the $28.1 million net state tax receivable.

9.     The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees.  Contributions are made annually into a trust fund and are allocated to participants based on their salaries.  For the first quarter of 2006, the Company recorded profit sharing contributions expense of $4.0 million, compared to $4.7 million for the first quarter of 2005.

The Company has a Supplemental Executive Retirement Plan (‘SERP’) for one of its officers.  At March 31, 2006, there was a $2.8 million unfunded pension liability and a $0.8 million intangible asset related to the SERP.  The total expense for both the first quarter of 2006 and the first quarter of 2005 was $0.2 million.

The Company does not provide any other post-retirement benefits.

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percentage change
	At or for the three months ended			March 31, 2006 from
	March 31,	December 31,	March 31,	December 31,	March 31,
Dollars in thousands, except per share amounts	2006	2005	2005	2005	2005
	(Unaudited)		(Unaudited)

For The Quarter
Net income	$57,232	$61,757	$55,461	(7)%	3%
Net income per common share, basic	1.16	1.25	1.13	(7)	3
Net income per common share, diluted	1.12	1.21	1.09	(7)	3
Dividends, per common share	0.41	0.36	0.36	14	14

At Quarter End (1)
Assets	$14,739,384	$14,581,860	$13,918,038	1	6
Securities	3,907,526	4,058,605	4,056,459	(4)	(4)
Loans	9,567,403	9,265,602	8,572,553	3	12
Deposits	11,908,529	12,138,472	11,762,624	(2)	1
Shareholders’ equity	1,479,564	1,458,008	1,320,183	1	12
Book value per common share	29.87	29.55	26.97	1	11

Average Balances (1)
Assets	$14,826,515	$14,467,816	$13,873,392	2	7
Securities	3,970,440	4,051,072	4,115,383	(2)	(4)
Loans	9,625,016	9,210,192	8,572,291	5	12
Deposits	11,587,638	12,000,295	11,572,401	(3)	0
Shareholders’ equity	1,480,527	1,428,801	1,352,472	4	9

Selected Ratios
Return on average assets (annualized)	1.57%	1.69%	1.62%	(7)	(3)
Return on average shareholders’ equity (annualized)	15.68	17.15	16.63	(9)	(6)
Corporation’s tier 1 leverage	8.92	8.82	8.12	1	10
Corporation’s tier 1 risk-based capital	12.36	12.33	11.69	0	6
Corporation’s total risk-based capital	15.51	15.53	15.27	(0)	2
Period-end shareholders’ equity to period-end assets	10.04	10.00	9.49	0	6
Dividend payout ratio, per share	35.65	28.89	32.02	23	11
Net interest margin	4.62	4.85	4.75	(5)	(3)
Efficiency ratio (2)	54.80	52.86	54.10	4	1

Asset Quality Ratios
Nonaccrual loans to total loans	0.15%	0.16%	0.35%	(6)	(57)
Nonaccrual loans and OREO to total loans and OREO	0.15	0.16	0.35	(6)	(57)
Allowance for loan losses to total loans	1.64	1.66	1.72	(1)	(5)
Allowance for loan losses to nonaccrual loans	1,075.11	1,069.33	493.37	1	118
Net recoveries/(charge-offs) to average loans(annualized)	0.11	0.09	0.01	22	N/M

At Quarter End
Assets under management	19,246,286	19,256,202	16,378,759	(0)	18
Assets under management or administration	40,435,813	38,588,954	35,829,230	5	13

N/M - Not Meaningful

(1)	Certain prior period balances have been restated to conform to the current period presentation.
(2)	The efficiency ratio is defined as noninterest expense excluding OREO expense divided by total revenue (net interest income on a fully tax-equivalent basis and noninterest income).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” below relating to “forward-looking” statements included in this report.

RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified four policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions.  These policies relate to the accounting for securities, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, derivatives and hedging activities, and stock-based performance plans.  The Company, with the concurrence of the Audit & Risk Committee and the Compensation, Nominating and Governance Committee, has reviewed and approved these critical accounting policies, which are further described in Management’s Discussion and Analysis and Note 1 (Summary of Significant Accounting Policies) of the Notes to The Consolidated Financial Statements in the Company’s Form 10-K as of December 31, 2005.

Overview

City National Corporation is the parent company of City National Bank, the second largest independent bank headquartered in California. The Corporation offers a full complement of banking, trust and investment services through 55 offices, including 12 full-service regional centers, in Southern California, the San Francisco Bay Area and New York City.

The Corporation recorded net income of $57.2 million, or $1.12 per share, for the first quarter of 2006 compared with $55.5 million, or $1.09 per share, for the first quarter of 2005 and $61.8 million, or $1.21 per share, for the fourth quarter of 2005.

Recent Developments

On March 21, 2006, Standard & Poor’s Rating Services raised its ratings on City National Corporation and City National Bank.  The Corporation’s long-term counterparty rating was raised to A- from BBB+, while the Bank’s long-term rating was raised to A from A-, and its short-term rating improved to A-1 from A-2.  The ratings action acknowledges the Corporation’s strong capital ratios and consistent financial performance, including the Bank’s low-cost deposit base, excellent credit quality and quality earnings growth.

On March 24, 2006, the Company announced a definitive agreement to acquire Independence Investment LLC (“Independence”).  Independence is a 24-year-old investment firm that manages approximately $7.5 billion of U.S. equities on behalf of premier institutional clients, including corporate, public and Taft-Hartley pension plans, as well as foundations and endowments.  The all-cash transaction is expected to close late in the second quarter, and the Company expects it to be modestly accretive to earnings in 2006.  This acquisition is expected to bring the Company’s assets under management to nearly $27 billion and its assets under management or administration to more than $47 billion, on a pro-forma basis.

On April 26, 2006, the Company’s Board of Directors authorized the Company to repurchase 1.5 million additional shares of the Company’s stock following completion of its previously approved initiative.  Shares will be repurchased from time to time in open market transactions, and are expected to be used for stock options, future acquisitions, and other general purposes.

Highlights

•      Revenue of $207.3 million exceeded $200 million for the first time and represented a 5 percent increase from the first quarter of 2005.

•      Average loans grew to $9.6 billion, up 12 percent from the first quarter of 2005.  This growth was led by increases in commercial loans and residential mortgage loans.

•      Loan recoveries again exceeded charge-offs and nonaccrual loans declined to $14.6 million, down 51 percent from the first quarter of 2005.  The Company required no provision for credit losses and remained well reserved at 1.64 percent of total loans.

•      Average deposits of $11.6 billion were just slightly higher than the first quarter of 2005 and down 3 percent from the fourth quarter of last year.

•      Noninterest income grew to $54.9 million, up 9 percent from the first quarter of 2005.  The increase was led by the growth of trust, investment and brokerage fee income, as assets under management or administration topped $40 billion for the first time.  International services fee income was 23 percent higher than in the first quarter of last year.

Outlook

As disclosed in the Company’s press release on first-quarter earnings, management has revised its previously announced expectation of 9 percent to 12 percent earnings per share growth for 2006, and now expects earnings per share to grow between 8 percent and 10 percent for the year.  This guidance reflects the estimated 7-cent-per-share impact of expensing stock options.

Net Interest Income

Fully taxable-equivalent net interest income reached $155.5 million in the first quarter of 2006, up 4 percent from $149.9 million for the same period last year.  Fully taxable-equivalent net interest income in the fourth quarter of 2005 was $163 million.  Net interest income increases were primarily attributable to increases in average commercial and residential mortgage loans, while noninterest income grew as a result of increases in wealth management assets under management or administration and higher demand for international services.

The bank’s prime rate was 7.75 percent on March 31, 2006, up from 7.25 percent at December 31, 2005, and 5.75 percent on March 31, 2005.

	For the three months ended			For the three
	March 31,		%	months ended	%
Dollars in millions	2006	2005	Change	December 31, 2005	Change
Average Loans	$9,625.0	$8,572.3	12	$9,210.2	5
Average Securities	3,970.4	4,115.4	(4)	4,051.1	2
Average Earning Assets	13,652.2	12,785.6	7	13,329.4	2
Average Deposits	11,587.6	11,572.4	0	12,000.3	(3)
Average Core Deposits	10,334.0	10,628.3	(3)	10,864.3	(5)
Fully Taxable-Equivalent Net Interest Income	155.5	149.9	4	163.0	(5)
Net Interest Margin	4.62%	4.75%	(3)	4.85%	(5)

First-quarter average loan balances reached $9.6 billion, up 12 percent over the same period last year and 5 percent from the fourth quarter of 2005.  The commercial lending portfolio grew 24 percent over the first quarter of 2005 and 8 percent from the fourth quarter of 2005.  Residential mortgage loans grew 13 percent from the first quarter of last year and 2 percent from the fourth quarter of last year.  Commercial real estate mortgage loans were 1 and 2 percent higher than the first and fourth quarters of 2005, respectively.  Real estate construction loans declined 9 percent from the same period a year ago, but grew 2 percent from the fourth quarter of 2005.

The Company’s average deposits reached $11.6 billion in the first quarter, slightly higher than the first quarter of 2005 but down 3 percent from the fourth quarter of 2005.  Period-end deposits totaled $11.9 billion, $321 million higher than the average for the first quarter of 2006.

As part of its long-standing asset-liability management strategy, the Company uses “plain vanilla” interest rate swaps to hedge loans, deposits, and borrowings.  The notional value of these swaps was $1.6 billion at March 31, 2006, up $0.2 billion from the first quarter of 2005, and slightly higher than the fourth quarter of last year.  The swaps reduced net interest income by $1.2 million in the first quarter of 2006, compared with increases to net interest income in the first and fourth quarters of 2005 of $4.8 million and $0.1 million, respectively.  These amounts included income of $0.9 million, $3.6 million, and $1.6 million, respectively, for interest rate swaps qualifying as fair value hedges.  The income/(expense) from swaps qualifying as cash flow hedges was ($2.1 million) for the first quarter of 2006, compared with $1.2 million for the first quarter of 2005, and ($1.5 million) for the fourth quarter of 2005.

The expense from existing swaps of loans qualifying as cash-flow hedges expected to be recorded in net interest income within the next 12 months is ($9.6 million).

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.

The following table presents the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2006 and 2005.

	Net Interest Income Summary
	For the three months ended			For the three months ended
	March 31, 2006			March 31, 2005
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (2)	rate	Balance	expense (2)	rate
Assets
Interest-earning assets
Loans
Commercial	$3,849,742	$62,857	6.62%	$3,111,566	$44,112	5.75%
Commercial real estate mortgages	1,837,575	33,328	7.36	1,818,409	31,460	7.02
Residential mortgages	2,663,780	35,101	5.27	2,354,329	30,473	5.18
Real estate construction	742,808	15,713	8.58	816,792	13,569	6.74
Equity lines of credit	334,027	5,904	7.17	265,417	3,550	5.42
Installment	197,084	3,602	7.41	205,778	3,187	6.28
Total loans (1)	9,625,016	156,505	6.59	8,572,291	126,351	5.98
Due from banks - interest bearing	43,587	213	1.98	64,917	215	1.34
Federal funds sold and securities purchased under resale agreements	13,150	140	4.32	33,004	211	2.59
Securities available-for-sale	3,926,174	43,885	4.47	4,077,915	44,084	4.38
Trading account securities	44,266	574	5.26	37,468	221	2.40
Total interest-earning assets	13,652,193	201,317	5.98	12,785,595	171,082	5.43
Allowance for loan and lease losses	(155,118)			(148,891)
Cash and due from banks	438,693			440,632
Other non-earning assets	890,747			796,056
Total assets	$14,826,515			$13,873,392

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$808,466	451	0.23	$858,290	182	0.09
Money market accounts	3,387,860	15,111	1.81	3,689,866	9,093	1.00
Savings deposits	178,577	162	0.37	205,113	122	0.24
Time deposits - under $100,000	180,098	1,308	2.95	181,417	924	2.07
Time deposits - $100,000 and over	1,253,613	10,421	3.37	944,112	4,922	2.11
Total interest - bearing deposits	5,808,614	27,453	1.92	5,878,798	15,243	1.05

Federal funds purchased and securities sold under repurchase agreements	808,801	8,933	4.48	253,750	1,456	2.33
Other borrowings	748,982	9,400	5.09	519,505	4,525	3.53
Total interest - bearing liabilities	7,366,397	45,786	2.52	6,652,053	21,224	1.29
Noninterest - bearing deposits	5,779,024			5,693,603
Other liabilities	200,567			175,264
Shareholders’ equity	1,480,527			1,352,472
Total liabilities and shareholders’ equity	$14,826,515			$13,873,392
Net interest spread			3.46%			4.13%
Fully taxable-equivalent net interest income		$155,531			$149,858
Net interest margin			4.62%			4.75%

(1)   Includes average nonaccrual loans of $13,777 and $31,761 for 2006 and 2005, respectively.

(2)   Loan income includes loan fees of $4,666 and $5,418 for 2006 and 2005, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities.  The following table shows changes in net interest income on a fully taxable-equivalent basis between the first quarter of 2006 and the first quarter of 2005, as well as between the first quarter of 2005 and the first quarter of 2004.

	Changes In Net Interest Income
	For the three months ended March 31,			For the three months ended March 31,
Dollars in thousands	2006 vs 2005			2005 vs 2004
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:

Loans	$16,471	$13,682	$30,153	$9,223	$9,969	$19,192

Securities available-for-sale	(1,674)	1,475	(199)	6,875	(2,181)	4,694

Due from banks - interest bearing	(84)	82	(2)	(28)	103	75

Federal funds sold and securities purchased under resale agreements	(167)	96	(71)	(535)	314	(221)

Trading account securities	46	307	353	11	171	182

Total interest-earning assets	14,592	15,642	30,234	15,546	8,376	23,922

Interest paid on:

Interest checking deposits	(12)	281	269	6	10	16

Money market deposits	(801)	6,819	6,018	465	2,809	3,274

Savings deposits	(18)	58	40	—	(11)	(11)

Time deposits	1,901	3,982	5,883	51	2,161	2,212

Other borrowings	8,171	4,181	12,352	395	2,513	2,908

Total interest-bearing liabilities	9,241	15,321	24,562	917	7,482	8,399

	$5,351	$321	$5,672	$14,629	$894	$15,523

The impact of interest rate swaps, which affect interest income on loans, and interest expense on deposits and borrowings, is included in rate changes.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, and provision for credit losses.  The provision is the expense recognized in the income statement to adjust the allowance to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. (See “Critical Accounting Policies” on page 26 of the Company’s Form 10-K for the year ended December 31, 2005.)

The provision for credit losses primarily reflects management’s ongoing assessment of the credit quality and growth of the loan and commitment portfolios as well as the levels of net loan charge-offs/recoveries and nonaccrual loans, and changes in the economic environment during the period.  For the three months ended March 31, 2006, December 31, 2005, and March 31, 2005, net recoveries totaled $2.7 million, $2.1 million, and $0.2 million, respectively.  For these periods, nonaccrual loans at period end totaled $14.6 million, $14.4 million, and $29.9 million, respectively.

The Company has not recorded a provision for credit losses since the second quarter of 2003. This is attributable to the continued strong credit quality of the Company’s loan portfolio, rate of loan growth, changing economic conditions and management’s ongoing assessment of the credit quality of the loan portfolio. The key indicators of the strong asset quality of the loan portfolio during the period were a low level of nonaccrual loans and loan recoveries that exceeded charge-offs.

Noninterest Income

First-quarter 2006 noninterest income of $54.9 million was 9 percent higher than the first quarter of 2005 due primarily to continuing growth of the Company’s wealth management and international services businesses.  Noninterest income was 26 percent of total revenue in the first quarter of 2006, unchanged from the first quarter of 2005, and slightly higher than the fourth quarter of 2005 of 25 percent.

Wealth Management

Trust and investment fees increased 10 percent over the first quarter of 2005, primarily due to an increase in assets under management or administration.  Assets under direct management grew 18 percent from the same period last year, largely as the result of new business, a strong relative investment performance and higher market values.  Increases in market values are reflected in fee income primarily on a trailing-quarter basis.

	At or for the
	three months ended			At or for the three
	March 31,		%	months ended	%
Dollars in millions	2006	2005	Change	December 31, 2005	Change

Trust and Investment Fee Revenue	$21.8	$19.8	10	$20.4	7
Brokerage and Mutual Fund Fees	11.7	9.9	18	11.2	4
Assets Under Management (1)	19,246.3	16,378.8	18	19,256.2	(0)
Assets Under Management (1) or Administration	40,435.8	35,829.2	13	39,589.0	2

(1)   Excludes $9.4 billion, $6.1 billion, and $7.2 billion of assets under management for the CCM minority-owned asset managers as of March 31, 2006, March 31, 2005, and December 31, 2005, respectively.

Other Noninterest Income

First-quarter cash management and deposit transaction fees fell 10 percent from the same period last year, as many clients paid for services with compensating deposit balances.  Cash management and deposit fee income increased 3 percent from the fourth quarter of 2005, due to payments from clients that settle on an annual basis as well as increased sales and the addition of new clients.

International service fees for the first quarter of 2006 grew 23 percent from the same period last year, largely because of an increase in foreign exchange revenue.  Fee income for international services fell 4 percent from the fourth quarter of 2005, as trade finance returned to more normal levels after the 2005 holiday season.

Other noninterest income for the first quarter of 2006 amounted to $5.8 million, up 3 percent from the same period one year ago, but down 12 percent from the fourth quarter of 2005 due a one-time gain of $1.1 million included in the fourth quarter of 2005.

Noninterest Expense

First-quarter 2006 noninterest expense amounted to $115.3 million, up 6 percent from the same period last year and 1 percent from the fourth quarter of 2005.

Staffing expenses amounted to $71.6 million up 7 percent from one year ago and 8 percent from the fourth quarter of 2005.  First-quarter staffing expenses reflect higher seasonal employer taxes.  For the first time, expenses also included $1.6 million for stock options.  Not including this new accounting treatment of stock options, first-quarter staffing expenses grew approximately 5 percent both from one year ago and from the fourth quarter of 2005.

Legal and professional fees increased 8 percent from the first quarter of 2005.  However, they fell 18 percent from the fourth quarter of 2005 as the initiatives to strengthen compliance with the Bank Secrecy Act and the USA Patriot Act were substantially completed.

The Company’s first-quarter efficiency ratio was 54.80 percent compared with 54.10 percent for the first quarter of 2005, and 52.86 percent for the fourth quarter of 2005.

Stock Option Compensation Expense

The Company adopted Statement of Financial Accounting Standards No. 123 (revised) “Share Based Payment”, (SFAS 123R) effective January 1, 2006.  The Company previously applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock option plans and accordingly, no compensation cost has been recognized for these plans in the prior period financial statements.  The Company has applied the Modified Prospective Application (MPA) in its implementation of the new accounting standard.  As such, the Company has recognized stock based compensation expense for these plans in the current period only.  Prior period amounts have not been restated.  The compensation cost for the stock-based compensation plans for the three months ended March 31, 2006 was $2.7 million.  If the Company accounted for stock option expense under SFAS 123R during the prior year, the expense recognized in income would have been $3.6 million for the three months ended March 31, 2005.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $1.1 million for the three months ended March 31, 2006.  The total income tax benefit for stock-based compensation arrangements that would have been recognized in the income statement, had the Company accounted for stock option expense under SFAS 123R for the three months ended March 31, 2005 would have been $1.5 million.  See the footnote disclosure information for a presentation showing prior year amounts with the stock option expense that would have been recognized had the Company adopted the new standard in these periods.

The Company did not make any modifications to outstanding stock options prior to the adoption of Statement 123R.

As of March 31, 2006 there was $15.0 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.1 years.  The total number of shares vested during the period ended March 31, 2006 was 429,807.

Minority Interest

Minority interest consists of preferred stock dividends on the Bank’s real estate investment trust subsidiaries as well as the minority ownership share of earnings of the Corporation’s majority-owned asset management firms.

Income Taxes

The first-quarter 2006 effective tax rate was 37.8 percent, compared with 37.7 percent for all of 2005.  The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax-exempt income, interest on bank-owned life insurance, and affordable housing investments.

The Company’s tax returns are being audited by the Internal Revenue Service for the years 2002-2003, and by the California Franchise Tax Board for the years 1998-2003.  From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions.   If a tax position which was previously recognized on the financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized.  As of March 31, 2006, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

As previously reported the California Franchise Tax Board has taken the position that certain real estate investment trust (‘REIT’) and registered investment company (‘RIC’) tax deductions should be disallowed under California law.  While management continues to believe that the tax benefits realized in previous years are appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative–Option 2, requiring payment of all California taxes and interest on potential tax exposures from the 2000- 2002 tax years.  The Company may then claim a refund for the taxes paid while avoiding potential penalties.  The Company has elected to proceed with its claim for refund as allowed by law.  As of March 31, 2006, the Company had a $43.1 million state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $28.1 million after giving effect to Federal tax benefits.  Although management is aggressively pursuing its claims for REIT and RIC refunds for the 2000 to 2002 tax years, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or a portion of the net $28.1 million state tax receivable.

BALANCE SHEET ANALYSIS

Total assets at March 31, 2006 increased 6 percent to $14.7 billion from $13.9 billion at March 31, 2005, and increased 1 percent from $14.6 billion at December 31, 2005.  Average assets for the first quarter of 2006 were 7 percent higher than the first quarter of 2005, primarily due to increases in average loans.

Total average interest-earning assets for the first quarter of 2006 were $13.7 billion, an increase of 7 percent over average interest-earning assets for the first quarter of 2005 of $12.8 billion and 2 percent over average interest-earning assets for the fourth quarter of 2005 of $13.3 billion.

 Securities

Comparative period-end security portfolio balances are presented below:

	Securities Available-for-Sale
	March 31,		December 31,		March 31,
	2006		2005		2005
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government and federal agency	$815,796	$799,046	$816,855	$801,325	$797,664	$783,642
CMO’s	1,550,623	1,497,877	1,578,948	1,543,068	1,364,304	1,336,238
Mortgage-backed	1,206,516	1,156,565	1,258,433	1,224,400	1,431,331	1,400,315
State and Municipal	339,571	339,048	325,630	327,882	304,088	308,354
Total debt securities	3,912,506	3,792,536	3,979,866	3,896,675	3,897,387	3,828,549
Equity securities	51,310	57,637	97,118	102,586	188,173	190,420
Total securities	$3,963,816	$3,850,173	$4,076,984	$3,999,261	$4,085,560	$4,018,969

At March 31, 2006, securities available-for-sale totaled $3.9 billion, a decrease of $0.2 billion compared with holdings at March 31, 2005.  At March 31, 2006, the portfolio had a net unrealized loss of $113.6 million compared with net unrealized losses of $77.7 million at December 31, 2005 and $66.6 million at March 31, 2005.  The average duration of total available-for-sale securities at March 31, 2006 was 3.1 years.  This duration compares with 3.0 years at December 31, 2005 and 3.5 years at March 31, 2005.  Duration provides a measure of fair value sensitivity to changes in interest rates.  The average duration is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors.  See “Asset/Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities included in the securities portfolio as of March 31, 2006, except for mortgage-backed securities which are allocated according to final maturities.  Final maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

	Debt Securities Available-for-Sale
	One year		Over 1 year		Over 5 years
	or less		thru 5 years		thru 10 years		Over 10 years		Total
		Yield		Yield		Yield		Yield		Yield
Dollars in thousands	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)
U.S. Government and federal agency	$266,210	2.82	$525,813	3.58	$7,023	2.90	$—	—	$799,046	3.33
Mortgage-backed	164,121	4.18	60,595	4.21	278,925	4.30	2,150,801	4.55	2,654,442	4.50
State and Municipal	24,779	4.23	94,225	4.25	132,490	3.81	87,554	3.93	339,048	3.99
Total debt securities	$455,110	3.39	$680,633	3.74	$418,438	4.12	$2,238,355	4.52	$3,792,536	4.20

Amortized cost	$462,688		$695,007		$430,768		$2,324,043		$3,912,506

Dividend income included in interest income on securities in the Unaudited Consolidated Statements of Income for the first quarter of 2006 and 2005 was $0.8 million and $2.1 million, respectively.

Loan Portfolio

A comparative period-end loan table is presented below:

	Loans
	March 31,	December 31,	March 31,
Dollars in thousands	2006	2005	2005

Commercial	$3,735,223	$3,544,504	$3,082,663
Commercial real estate mortgages	1,854,908	1,821,334	1,848,512
Residential mortgages	2,700,966	2,644,030	2,405,732
Real estate construction	748,696	721,890	759,090
Equity lines of credit	339,348	333,548	274,735
Installment	188,262	200,296	201,821
Total loans, gross	9,567,403	9,265,602	8,572,553
Less allowance for loan and lease losses	156,482	153,983	147,607
Total loans, net	$9,410,921	$9,111,619	$8,424,946

Total gross loans at March 31, 2006 were 3 percent and 12 percent higher than at December 31, 2005 and March 31, 2005, respectively.

The following table presents information concerning nonaccrual loans, OREO, loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans.  Company policy requires that a loan be placed on nonaccrual status if (1) either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, (2) full collection of interest or principal becomes uncertain, regardless of the time period involved or (3) regulators’ ratings of credits suggest that the loan be placed on nonaccrual.

	Nonaccrual Loans and OREO
	March 31,	December 31,	March 31,
Dollars in thousands	2006	2005	2005

Nonaccrual loans:
Commercial	$5,642	$5,141	$25,117
Commercial real estate morgtages	923	923	1,945
Residential mortgages	—	294	1,990
Real estate construction	7,492	7,650	—
Equity lines of credit	—	21	212
Installment	498	371	654
Total	14,555	14,400	29,918
OREO	—	—	—
Total nonaccrual loans and OREO	$14,555	$14,400	$29,918

Total nonaccrual loans as a percentage of total loans	0.15%	0.16%	0.35%
Total nonaccrual loans and OREO as a percentage of total loans and OREO	0.15	0.16	0.35
Allowance for loan and lease losses to total loans	1.64	1.66	1.72
Allowance for loan and lease losses to nonaccrual loans	1,075.11	1,069.33	493.37

Loans past due 90 days or more on accrual status:
Commercial	$—	$—	$807
Real estate	—	—	—
Installment	—	—	—
Total	$—	$—	$807

At March 31, 2006, there were $13.0 million of impaired loans included in nonaccrual loans, with an allowance allocation of $2.5 million.  On a comparable basis, at December 31, 2005, there were $12.3 million of impaired loans, which had an allowance allocation of $1.0 million, while at March 31, 2005, impaired loans were $26.7 million with an allowance allocation of $5.6 million.  The assessment for impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured.  When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral.  In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.  As a final alternative, the observable market price of the debt may be used to assess impairment.  Additionally, some impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment allowance is recognized by creating or adjusting an existing allocation of the allowance for loan and lease losses.  The Company’s policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

The following table summarizes the changes in nonaccrual loans for the three months ending March 31, 2006 and 2005.

Changes in Nonaccrual Loans

	For the three months ended
	March 31,
Dollars in thousands	2006	2005

Balance, beginning of period	$14,400	$34,638
Loans placed on nonaccrual	3,820	8,459
Charge-offs	(561)	(2,826)
Loans returned to accrual status	(24)	(1,236)
Repayments (including interest applied to principal)	(3,080)	(9,117)
Balance, end of period	$14,555	$29,918

In addition to loans in nonaccrual status disclosed above, management has also identified $2.9 million of credits to six borrowers where the ability to comply with the present loan repayment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loans on nonaccrual status at March 31, 2006.  This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.

Management’s classification of credits as nonaccrual or problems does not necessarily indicate that the principal is uncollectible in whole or in part.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

At March 31, 2006, the allowance for loan and lease losses was $156.5 million or 1.64 percent of outstanding loans and the reserve for off-balance sheet credit commitments was $15.8 million.  The process used in the determination of the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following tables summarize the changes in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the three months ended March 31, 2006 and 2005.

Changes in Allowance for Loan and Lease Losses

	For the three months ended
	March 31,
Dollars in thousands	2006	2005

Loans outstanding	$9,567,403	$8,572,553
Average amount of loans outstanding	$9,625,016	$8,572,291
Balance of allowance for loan and lease losses, beginning of period	$153,983	$148,568
Loans charged off:
Commercial	(1,035)	(1,572)
Real estate and construction	(94)	(1,934)
Installment	(20)	—
Total loans charged off	(1,149)	(3,506)
Less recoveries of loans previously charged off:
Commercial	2,828	3,689
Real estate and construction	953	49
Installment	24	—
Total recoveries	3,805	3,738
Net loan recoveries	2,656	232
Provision for credit losses	(157)	(1,193)
Balance, end of period	$156,482	$147,607
Total net recoveries to average loans (annualized)	0.11%	0.01%

Ratio of allowance for loan and lease losses to total period end loans	1.64%	1.72%

Changes in Reserve for Off-balance Sheet Credit Commitments

	For the three months ended
	March 31,
Dollars in thousands	2006	2005

Balance at beginning of period	$15,596	$11,751
Provision for credit losses	157	1,193
Balance at end of period	$15,753	$12,944

Other Assets

Other assets included the following:

	March 31,	December 31,	March 31,
Dollars in thousands	2006	2005	2005
Accrued interest receivable	66,171	64,958	54,652
Claim in receivership and other assets	11,042	11,042	11,887
Deferred compensation fund	32,672	28,949	26,956
Income tax refund receivable	43,133	43,178	36,454
PML loans	17,699	11,513	12,910
Other	97,270	58,295	59,184
Total other assets	$267,987	$217,935	$202,043

See “Income Taxes” for a discussion of income tax refund receivable of $43.1 million.

Deposits

Deposits totaled $11.9 billion at March 31, 2006, an increase of 1 percent compared with $11.8 billion at March 31, 2005, but a decrease of 2 percent from the $12.1 billion at December 31, 2005.

Deposit balances typically reach seasonally high levels in the fourth quarter and then subside in January.  In the first quarter of this year, they declined more than usual.  While the total number of the Company’s clients increased in the first quarter, commercial and private banking deposits also were lower than expected, as some of the Company’s clients redeployed excess balances in response to higher interest rates.  Deposit activity picked up at the end of March and increased slightly in April.  Balances at March 31, 2006 were $321 million higher than the average for the first quarter.

Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 88 percent of total deposits at March 31, 2006.  Included in core deposits are Specialty Deposits.  Average Specialty Deposits, primarily from title and escrow companies, were $1.2 billion for the three month period ended March 31, 2006, compared with $1.5 billion for the three months ended December 31, 2005 and $1.5 billion for the three months ended March 31, 2005.  Similar to other financial institutions, these deposits fluctuate with conditions in the real estate market.  These deposits declined more than usual this year because of a general slowdown in transaction volumes for residential housing.  At March 31, 2006 quarterly average Specialty Deposits accounted for 11 percent of total quarterly average deposits.

Borrowings

Borrowings of $1.2 billion at March 31, 2006 reflect an increase of $501 million from March 31, 2005, and an increase of $377 million from December 31, 2005 as a result of loans growing faster than deposits.  The increase is primarily in Federal Funds Purchased and other short-term borrowings.

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

The Company had off-balance sheet loan commitments aggregating $4.6 billion at both March 31, 2006, and December 31, 2005 and $4.0 billion at March 31, 2005.  In addition, the Company had $518.2 million outstanding in bankers’ acceptances and letters of credit of which $495.6 million related to standby letters of credit at March 31, 2006.

At December 31, 2005, the Company had $498.7 million in outstanding bankers’ acceptances and letters of credit of which $480.7 million related to standby letters of credit.  Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

As of March 31, 2006, the Company had private equity fund commitments of $45.7 million, of which $12.7 million was funded.  As of December 31, 2005 and March 31, 2005, the Company had private equity fund commitments of $42.7 million and $12.7 million, respectively, of which $11.1 million and $8.8 million was funded.  In addition, the Company had unfunded Affordable Housing Fund commitments of $34.0 million, $36.3 million, and $33.5 million as of March 31, 2006, December 31, 2005, and March 31, 2005, respectively.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for the Corporation and the Bank at March 31, 2006, December 31, 2005, and March 31, 2005.

	Regulatory
	Well Capitalized		March 31,	December 31,	March 31,
	Standards		2006	2005	2005
City National Corporation
Tier 1 leverage	N/A	%	8.92%	8.82%	8.12%
Tier 1 risk-based capital	6.00		12.36	12.33	11.69
Total risk-based capital	10.00		15.51	15.53	15.27

City National Bank
Tier 1 leverage	5.00		9.28	9.26	8.73
Tier 1 risk-based capital	6.00		12.81	12.86	12.52
Total risk-based capital	10.00		15.94	16.05	16.10

Tier 1 capital ratios include the impact of $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in minority interest in consolidated subsidiaries.

Shareholders’ equity to assets as of March 31, 2006 was 10.0 percent compared to 9.5 percent as of March 31, 2005 and 10 percent as of December 31, 2005.

The accumulated other comprehensive loss on available-for-sale securities and interest rate swaps at March 31, 2006 was $73.2 million compared with $43.3 million at March 31, 2005 and $51.6 million at December 31, 2005.

The following table provides information about purchases by the Company during the three months ended March 31, 2006 of equity securities that are registered by the Company pursuant of Section 12 of the Exchange Act.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
02/01/06 - 02/28/06	41,200		73.64	41,200	337,800
	41,200	(1)	73.64	41,200	337,800	(2)

(1)	No shares were received in payment of the exercise price of stock options.

(2)

Remaining shares available for repurchase as of March 31, 2006 pursuant to the program approved on May 24, 2004 by the Company’s Board of Directors. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased all shares authorized for repurchase thereunder.

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

A quantitative and qualitative discussion about market risk is included on pages 41 to 45 of the Corporation’s Form 10-K for the year ended December 31, 2005.

Net Interest Simulation: As part of its overall interest rate risk management process, the Company performs stress tests on net interest income projections based on a variety of factors, including interest rate levels, changes in the relationship between the prime rate and short-term interest rates, and the shape of the yield curve.  The Company uses a simulation model to estimate the severity of this risk and to develop mitigation strategies, including interest rate hedges. The magnitude of the change is determined from historical volatility analysis.  The assumptions used in the model are updated periodically and reviewed and approved by the Asset Liability Management Committee (“ALCO”).  In addition, the Board of Directors has adopted limits within which interest rate exposure must be contained. Within these broader limits, ALCO sets management guidelines to further contain interest rate risk exposure.

The Company has a large portfolio of rate-sensitive commercial loans that are funded in part by rate-stable core deposits.  As a result, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company mitigates this risk using on and off-balance sheet hedging vehicles. Over time, as interest rates have risen, the Company has moved to a more neutral position.    Based on the balance sheet at March 31, 2006, the Company’s net interest income simulation model indicates that net interest income would be modestly impacted by changes in interest rates.  Assuming a static balance sheet, a gradual 100-basis-point decline in interest rates over a twelve-month horizon would result in an increase in projected net interest income of approximately 0.5 percent.  This compares to decreases in projected net interest income of 0.8 percent and 1.5 percent at December 31, 2005 and March 31, 2005, respectively.  A gradual 100-basis-point increase in interest rates over the next twelve-month period would result in a decrease in projected net interest income of approximately 0.2 percent.  This compares to projected net interest income of 0.7 percent and 0.9 percent at December 31, 2005 and March 31, 2005, respectively.

Present Value of Equity: The model indicates that the Present Value of Equity (PVE) is impacted by a sudden and substantial increase in interest rates.  As of March 31, 2006, a 200-basis-point increase in interest rates results in a 3.0 percent decline in PVE.  This compares to a 3.7 percent decline and a 6.9 percent decline at December 31, 2005 and March 31, 2005, respectively.

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	March 31, 2006				December 31, 2005			March 31, 2005
	Notional	Fair			Notional	Fair		Notional	Fair
Dollars in millions	Amount	Value		Duration	Amount	Value	Duration	Amount	Value	Duration
Fair Value Hedge Receive Fixed Interest Rate Swaps
Certificates of deposit	$115.0	$(0.2)		0.7	$15.0	$—	0.6	$15.0	$0.1	0.9
Long-term and subordinated debt	490.9	(5.9)		4.3	490.9	5.7	4.5	490.9	11.0	5.1
Total fair value hedge swaps	605.9	(6.1)		3.6	505.9	5.7	4.4	505.9	11.1	5.0
Cash Flow Hedge Receive Fixed Interest Rate Swaps
US Dollar LIBOR based loans	525.0	(6.7)		0.7	600.0	(7.9)	0.8	750.0	(8.0)	1.2
Prime based loans	425.0	(5.6)		1.5	425.0	(3.3)	1.7	100.0	(0.1)	2.6
Total cash flow hedge swaps	950.0	(12.3)		1.1	1,025.0	(11.2)	1.2	850.0	(8.1)	1.4
Fair Value and Cash Flow Interest Rate Swaps	$ 1,555.9	$(18.4	)(1)	2.0	$1,530.9	$(5.5)	2.2	$ 1,355.9	$3.0	2.7

(1)   Net fair value is the sum of the mark-to-market liability on swaps of $18.4 million.

Credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for the Company and its subsidiaries with each counterparty that were outstanding at the end of the period, taking into consideration legal right of offset. In the normal course of business, the Company’s swap agreements require collateral to mitigate the amount of credit risk if certain market value thresholds are exceeded.  At March 31, 2006 City National Bank had delivered securities with a market value of $2.9 million as margin for swaps with a negative market value of $7.3 million.  For the same period, the Corporation had delivered securities with market value of $10.7 million as margin for swaps with a negative market value of $11.2 million.

ITEM 4.  CONTROL AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. Factors that could cause this difference include the following - (1) changes in interest rates, (2) significant changes in banking laws or regulations, (3) increased competition in the Company’s markets, (4) other than expected credit losses due to real estate cycles or other economic events, (5) earthquake or other natural disasters affecting the condition of real estate collateral, (6) the effect of acquisitions and integration of acquired businesses, and (7) the impact of changes in regulatory or legislative tax treatment of business transactions. Additional factors that may cause future results to differ materially form forward-looking statements are discussed in Part I, Item 1A — Risk Factors in the Company’s Annual Report on Form 10-K as of December 31, 2005, to which reference is hereby made. There is no assurance that any list of risks and uncertainties or risk factors is complete.

PART II.

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.  There are no material changes to the risk factors described under Item 1A of the Company’s 2005 Annual Report on Form 10-K.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended March 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 5.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation’s Annual Shareholders’ Meeting was held on Wednesday, April 26, 2006, in Los Angeles, California, at which the shareholders were asked to vote on the following matters:

1.     Election of nominees to serve on the Corporation’s Board of Directors.

Votes regarding the election of three Class I directors to serve for a term of three years and until their successors are duly elected and qualified are as follows:

	For	Withheld
Kenneth L. Coleman	42,740,579	2,441,959
Peter M. Thomas	44,931,938	250,600
Christopher J. Warmuth	42,099,383	3,083,155

2.     Ratification of the selection of KPMG LLP as the Corporation’s independent auditors for the fiscal year ending December 31, 2006.

For	Against	Withheld
42,090,283	3,042,309	49,946

ITEM 6.                  EXHIBITS

No.

31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

10.10	City National Corporation 2006 Compensatory Agreement with Named Executive Officers was filed in the current report on Form 8-K dated March 1, 2006, and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE:	May 08, 2006	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)