Form 10-Q
period 2006-06-30
CITY NATIONAL CORP
filed 2006-08-08
CIK 201461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended June 30, 2006

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
☐  Yes  ☒ No

As of August 1, 2006, there were 48,089,646 shares of Common Stock outstanding.

PART 1 - FINANCIAL INFORMATON

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
Dollars in thousands, except per share amounts	2006	2005	2005
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$467,076	$365,217	$406,709
Due from banks - interest-bearing	50,416	40,803	34,676
Federal funds sold	1,900	157,000	400,000
Securities available-for-sale - cost $3,348,607; $4,076,984 and $4,075,374 at June 30, 2006, December 31, 2005 and June 30, 2005, respectively	3,211,590	3,999,261	4,057,267
Trading account securities	123,418	59,344	22,337
Loans	9,821,755	9,265,602	8,869,675
Less allowance for loan and lease losses	157,580	153,983	147,930
Net loans	9,664,175	9,111,619	8,721,745

Premises and equipment, net	84,802	82,868	73,169
Deferred tax asset	150,625	125,175	110,443
Goodwill .	253,286	247,708	251,494
Intangibles	44,718	36,416	38,181
Bank-owned life insurance	68,772	67,774	66,509
Affordable housing investments	66,468	67,508	67,235
Customers’ acceptance liability	4,582	3,232	2,870
Other assets	285,239	217,935	222,963
Total assets	$14,477,067	$14,581,860	$14,475,598

Liabilities
Demand deposits	$5,880,630	$6,562,038	$6,468,339
Interest checking deposits	711,368	867,509	791,183
Money market deposits	3,214,296	3,296,260	3,508,793
Savings deposits	168,526	177,874	191,959
Time deposits-under $100,000	177,392	177,230	180,819
Time deposits-$100,000 and over	1,826,618	1,057,561	1,011,115
Total deposits	11,978,830	12,138,472	12,152,208
Federal funds purchased and securities sold under repurchase agreements	234,995	190,190	204,052
Other short-term borrowings	143,724	100,000	27,678
Subordinated debt	266,675	275,682	285,771
Long-term debt	209,864	219,445	233,290
Reserve for off-balance sheet credit commitments	15,206	15,596	13,811
Other liabilities	187,141	156,884	129,630
Acceptances outstanding	4,582	3,232	2,870
Total liabilities	13,041,017	13,099,501	13,049,310
Minority interest in consolidated subsidiaries	27,985	24,351	25,400
Commitments and contingencies
Shareholders’ Equity
Preferred Stock authorized - 5,000,000; none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000; Issued - 50,734,861; 50,600,943 and 50,639,861 shares at June 30, 2006, December 31, 2005 and June 30, 2005, respectively	50,735	50,601	50,640
Additional paid-in capital	402,476	396,659	398,981
Accumulated other comprehensive loss	(86,931)	(51,551)	(12,948)
Retained earnings	1,196,812	1,121,474	1,035,589
Treasury shares, at cost - 2,214,875; 887,304; and 1,117,367 shares at June 30, 2006, December 31, 2005 and June 30, 2005, respectively	(155,027)	(59,175)	(71,374)
Total shareholders’ equity	1,408,065	1,458,008	1,400,888
Total liabilities and shareholders’ equity	$14,477,067	$14,581,860	$14,475,598

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
In thousands, except per share amounts	2006	2005	2006	2005

Interest Income
Loans	$166,377	$132,621	$321,809	$257,878
Securities available-for-sale	38,121	40,691	79,973	82,441
Trading account	833	292	1,389	509
Federal funds sold and securities purchased under resale agreements	604	547	744	758
Due from banks - interest-bearing	269	114	481	329
Total interest income	206,204	174,265	404,396	341,915
Interest Expense
Deposits	36,527	17,382	63,980	32,625
Federal funds purchased and securities sold under repurchase agreements	6,716	2,265	15,649	3,721
Subordinated debt	3,706	2,444	7,197	4,652
Other long-term debt	3,196	2,427	6,528	4,740
Other short-term borrowings	2,061	101	4,638	105
Total interest expense	52,206	24,619	97,992	45,843
Net interest income	153,998	149,646	306,404	296,072
Provision for credit losses	(610)	—	(610)	—
Net interest income after provision for credit losses	154,608	149,646	307,014	296,072
Noninterest Income
Trust and investment fees	24,909	20,119	46,683	39,963
Brokerage and mutual fund fees	12,269	9,931	23,953	19,807
Cash management and deposit transaction charges	7,691	8,874	15,755	17,884
International services	6,870	5,908	12,859	10,796
Bank-owned life insurance	677	652	1,611	1,516
Gain on sale of loans and other assets	—	162	—	185
(Loss) gain on sale of securities	(716)	844	(8)	1,099
Other	6,888	4,869	12,665	10,467
Total noninterest income	58,588	51,359	113,518	101,717
Noninterest Expense
Salaries and employee benefits	73,718	63,839	145,334	130,471
Net occupancy of premises	9,460	8,727	18,472	16,343
Depreciation	4,662	4,535	9,322	9,105
Legal and professional fees	9,169	10,791	18,586	19,505
Information services	4,571	4,015	9,027	8,226
Marketing and advertising	4,990	3,943	9,006	7,517
Office services	2,549	2,688	5,240	5,177
Amortization of intangibles	1,974	1,441	3,865	2,882
Equipment	623	646	1,255	1,195
Other operating	6,243	6,796	11,947	13,504
Total noninterest expense	117,959	107,421	232,054	213,925
Minority interest expense	1,213	1,532	2,441	3,343
Income before income taxes	94,024	92,052	186,037	180,521
Income taxes	35,283	34,345	70,063	67,353
Net income	$58,741	$57,707	$115,974	$113,168
Net income per share, basic	$1.20	$1.18	$2.36	$2.30
Net income per share, diluted	$1.16	$1.13	$2.28	$2.22
Shares used to compute income per share, basic	48,957	49,090	49,220	49,101
Shares used to compute income per share, diluted	50,654	51,043	50,977	51,037

Dividends per share	$0.41	$0.36	$0.82	$0.72

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
Dollars in thousands	2006	2005

Cash Flows From Operating Activities
Net income	$115,974	$113,168
Adjustments to net income
Provision for credit losses	(610)	—
Amortization of restricted stock grants	2,558	1,969
Amortization/writedown of intangibles	3,865	2,882
Depreciation and software amortization	9,322	9,105
Amortization of cost and discount on long-term debt	353	353
Stock-based employee compensation expense	3,468	—
Deferred income tax benefit	(25,450)	(8,247)
Loss (gain) on sales of securities	8	(1,099)
Net change in other assets and other liabilities	(49,298)	(8,364)
Other, net	75,504	5,993

Net cash provided by operating activities	135,694	115,760

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(79,156)	(406,157)
Sales of securities available-for-sale	401,099	74,321
Maturities and paydowns of securities	294,464	423,416
Loan originations, net of principal collections	(556,153)	(392,079)
Purchase of premises and equipment	(11,256)	(13,650)
Other investing activities	(20,497)	(5,104)

Net cash provided (used) by investing activities	28,501	(319,253)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(159,642)	165,293
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	44,805	(602)
Net increase in short-term borrowings, net of transfers from long-term debt	43,724	27,553
Net decrease in notes	(147)	(32)
Proceeds from exercise of stock options	8,812	14,150
Tax benefit from exercise of stock options	3,263	4,683
Stock repurchases	(108,002)	(34,455)
Cash dividends paid	(40,636)	(35,566)

Net cash provided (used) by financing activities	(207,823)	141,024

Net decrease in cash and cash equivalents	(43,628)	(62,469)
Cash and cash equivalents at beginning of year	563,020	903,854

Cash and cash equivalents at end of period	$519,392	$841,385

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$89,106	$44,734
Income taxes	63,143	48,439

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

				Accumulated
			Additional	other			Total
	Shares	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
Dollars in thousands	issued	stock	capital	income	Earnings	stock	equity

Balance, December 31, 2004	50,589,408	$50,589	$397,954	$(1,352)	$957,987	$(56,643)	$1,348,535
Net income	—	—	—	—	113,168	—	113,168
Other comprehensive loss net of tax
Net unrealized loss on securities available-for-sale, net of reclassification adjustment of $4.0 million for net loss included in net income	—	—	—	(10,306)	—	—	(10,306)
Net unrealized loss on cash flow hedges, net of reclassification of $0.9 million of net gains included in net income	—	—	—	(1,290)	—	—	(1,290)
Total other comprehensive loss	—	—	—	(11,596)	—	—	(11,596)
Issuance of shares for stock options	—	—	(3,868)	—	—	17,733	13,865
Restricted stock grant/vesting	50,453	51	(1,757)	—	—	1,991	285
Stock-based employee compensation expense	—	—	1,969	—	—	—	1,969
Tax benefit from stock options	—	—	4,683	—	—	—	4,683
Cash dividends	—	—	—	—	(35,566)	—	(35,566)
Repurchased shares, net	—	—	—	—	—	(34,455)	(34,455)
Balance, June 30, 2005	50,639,861	$50,640	$398,981	$(12,948)	$1,035,589	$(71,374)	$1,400,888

Balance, December 31, 2005	50,600,943	$50,601	$396,659	$(51,551)	$1,121,474	$(59,175)	$1,458,008
Net income	—	—	—	—	115,974	—	115,974
Other comprehensive loss net of tax
Net unrealized loss on securities available-for-sale, net of reclassification adjustment of $2.9 million for net loss included in net income	—	—	—	(34,363)	—	—	(34,363)
Net unrealized loss on cash flow hedges, net of reclassification of $2.8 million of net loss included in net income	—	—	—	(771)	—	—	(771)
Other net unrealized loss	—	—	—	(246)	—	—	(246)
Total other comprehensive loss	—	—	—	(35,380)	—	—	(35,380)
Issuance of shares for stock options	68,246	68	(3,406)	—	—	12,150	8,812
Restricted stock grant/vesting	65,672	66	(66)	—	—	—	—
Tax benefit from stock options	—	—	3,263	—	—	—	3,263
Stock-based employee compensation expense	—	—	6,026	—	—	—	6,026
Cash dividends	—	—	—	—	(40,636)	—	(40,636)
Repurchased shares, net	—	—	—	—	—	(108,002)	(108,002)
Balance, June 30, 2006	50,734,861	$50,735	$402,476	$(86,931)	$1,196,812	$(155,027)	$1,408,065

See accompanying Notes to Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               City National Corporation (the Corporation) is the holding company for City National Bank (the Bank). City National Bank delivers banking, trust and investment services through 55 offices in Southern California, the San Francisco Bay area and New York City. The Corporation has a majority ownership interest in nine asset management affiliates and minority interests in two others. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is also approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

2.               Our accounting and reporting policies conform with generally accepted accounting principles (‘GAAP’) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for the 2006 interim periods are not necessarily indicative of the results expected for the full year.

During the six months ended June 30, 2006, the following accounting pronouncements were issued:

FASB Staff Position (“FSP”) 115-1 became effective on January 1, 2006. The Company has evaluated the applicability of FSP 115-1, and determined that there was no impact on its financial statements as of June 30, 2006.

The FASB issued Interpretation No 48, Accounting for Uncertainty in Income Taxes (FIN 48), on July 13, 2006. FIN 48 provides a single model for addressing uncertainty in tax positions and requires expanded annual disclosures about tax positions. It becomes effective for the Company as of January 1, 2007. The Company will evaluate its tax positions to determine if any changes in the measurement or recognition of tax benefits are needed.

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

5.               The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2006:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/06 - 04/30/06	150,000		$70.53	150,000	1,687,800
05/01/06 - 05/31/06	880,600		73.18	880,600	807,200
06/01/06 - 06/30/06	461,000		64.82	461,000	346,200
	1,491,600	(1)	$70.33	1,491,600	346,200	(2)

(1)   During the second quarter of 2006, we repurchased an aggregate of 337,800 shares of our common stock pursuant to a repurchase program that we publicly announced on May 24, 2004 (the “Program”) and there are no shares remaining to be purchased. We received no shares in payment for the exercise price of stock options.

(2)   On April 26, 2006, the Company’s Board of Directors authorized the Company to repurchase 1.5 million additional shares of the Company’s stock following completion of its previously approved initiative. During the second quarter of 2006, we repurchased an aggregate of 1,153,800 shares of our common stock pursuant to this repurchase program. Unless terminated earlier by resolution of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

Basic earnings per share are based on the weighted average shares of common stock outstanding less unvested restricted shares and units. Diluted earnings per share give effect to all potential dilutive common shares, which consist of stock options and restricted shares and units that were outstanding during the period. At June 30, 2006, there were 511,497 antidilutive options compared to no antidilutive options at June 30, 2005.

6.               The Company has adopted Statement of Financial Accounting Standards No. 123 (revised) “Share Based Payment”, (SFAS 123R) effective January 1, 2006. The Company previously applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock option plans and accordingly, no compensation cost had been recognized for these plans in the prior period financial statements. The Company has applied the Modified Prospective Application (MPA) in its implementation of the new accounting standards. As such, the Company has recognized stock based compensation expense for these plans in the current period. Prior period amounts have not been restated. As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the six-month period ended June 30, 2006, are $3.5 million and $2.0 million lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion 25. Basic and diluted earnings per share for the six-month period ended June 30, 2006 are both $0.04 lower than if the Company had continued to account for stock-based compensation under APB Opinion 25.

On June 30, 2006, the Company had one stock-based compensation plan, which provides for granting of stock options, restricted shares and restricted units. The compensation cost that has been charged against income for all stock-based awards was $3.4 million for the three months ended June 30, 2006, and $6.1 million for the six months ended June 30, 2006, compared to $1.1 million and $2.0 million for the three and six-month periods ending June 30, 2005, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $1.4 million, for the three months ended June 30, 2006, and $2.6 million for the six months ended June 30, 2006, compared to $0.5 million, and $0.8 million for the three and six month periods ending June 30, 2005, respectively. Prior year amounts include expense for restricted stock, but do not include stock-based compensation from stock option plans issued at market value. See the table below for comparative purposes of prior year amounts.

	For the three months ended		For the six months ended
	June 30,		June 30,
Dollars in thousands, except for per share amounts	2006	2005	2006	2005
Net income, as reported	$58,741	$57,707	$115,974	$113,168
Add: Stock-based compensation included in reported net income, net of tax	1,962	650	3,535	1,171
Less: Stock-based employee compensation expense determined under the fair-value method for all awards, net of tax	(1,962)	(1,890)	(3,535)	(3,944)
Pro forma net income	58,741	56,467	115,974	110,395
Net income per share, basic, as reported	1.20	1.18	2.36	2.30
Pro forma net income per share, basic	N/A	1.15	N/A	2.25
Net income per share, diluted, as reported	1.16	1.13	2.28	2.22
Pro forma net income per share, diluted	N/A	1.11	N/A	2.16

Stock Option Plan

The City National Corporation Amended and Restated Omnibus Plan, (the Plan), approved by shareholders, permits the grant of stock options and restricted stock or restricted units to its employees not to exceed 3.9 million shares of common stock. The Company believes that such awards better align the interest of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. These awards vest in 4 years and have 10-year contractual terms. Restricted stock awards generally vest over 5 years. Certain option and stock awards provide for accelerated vesting if there is a change in control (as defined in the Plan), or upon retirement, for stock issued prior to January 31, 2006.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The Company evaluates exercise behavior and values options separately for executive and non-executive employees. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to predict option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 20 years and represents the period of time that options granted are expected to be outstanding. The range below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the dividend yield of the Company’s stock at the time of the grant.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected volatility	23.51%	25.06%	24.82%	24.70%
Weighted-average volatility	23.51%	26.17%	23.95%	24.61%
Expected dividends	$ 2.12	$ 2.16	$ 2.14	$ 2.15
Expected term (in years)	5.64	7.00	5.91	7.00
Risk-free rate	4.84%	3.92%	4.60%	4.05%

A summary of option activity under the Plan as of June 30, 2006 and changes during the period then ended are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	($000)

Outstanding at January 1, 2006	4,375	$ 45.98	5.60	$ 83,594
Granted	436	76.59	9.72	(5,009)
Exercised	(247)	39.12	4.11	(6,419)
Forfeited or expired	(34)	59.32	7.55	(195)
Outstanding at June 30, 2006	4,530	$ 49.20	5.83	$ 71,971
Exercisable at June 30, 2006	3,356	$ 42.64	4.81	$ 75,344

The weighted-average grant-date fair value of options granted during the six-month periods ended June 30, 2006 and 2005 was $19.90 and $16.86, respectively. The total intrinsic value of options exercised during the six-month periods ended June 30, 2006 and 2005 was $6.4 million, and $7.3 million, respectively.

A summary of the status of the Company’s unvested shares as of June 30, 2006 and changes during the six-month period ended are presented below:

		Weighted-Average
		Grant-Date
Unvested Shares	Shares (000)	Fair Value
Unvested at January 1, 2006	1,332	$ 19.23
Granted	436	19.88
Vested	(562)	13.45
Forfeited	(32)	13.84
Unvested at June 30, 2006	1,174	$ 15.05

As of June 30, 2006, there was $18.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years. The number of shares vested during the six-month period ended June 30, 2006 was 562,318.

7.               As part of its asset and liability management strategies, the Company uses interest rate swaps to reduce cash flow variability and to moderate changes in the fair value of financial instruments. In accordance with Statement of Financial Accounting Standards

No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), the Company recognizes derivatives as assets or liabilities on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

In accordance with SFAS No. 133, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a “fair value hedge” which is a hedge of a recognized asset or liability, (ii) a “cash flow hedge” which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an “undesignated hedge”, a derivative instrument not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statement of income. All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet. Effectiveness is measured retrospectively and prospectively, and the Company expects that the hedges will continue to be effective in the future. The Company did not have any significant undesignated hedges during 2006 or 2005.

Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in SFAS 133) in offsetting changes in either the fair value or cash flows of the hedged item. Retroactive effectiveness is assessed, as well as the continued expectation that the hedge will remain effective prospectively.

For cash flow hedges, in which derivatives hedge the variability of cash flows (interest payments) on loans that are indexed to U.S. dollar LIBOR or the Bank’s prime interest rate, the effectiveness is assessed prospectively at the inception of the hedge, and prospectively and retrospectively at least quarterly thereafter. Ineffectiveness of the cash flow hedges is measured on a quarterly basis using the hypothetical derivative method. For cash flow hedges, the effective portion of the changes in the derivatives' fair value is not included in current earnings but is reported as other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in other comprehensive income is recognized on the same line in the consolidated statement of income as the hedged item, i.e. included in interest income on loans. Any ineffective portion of the changes of fair value of cash flow hedges would be recognized immediately in other noninterest income in the consolidated statement of income.

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

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) a derivative expires or is sold, terminated, or exercised, (iii) a derivative is un-designated as a hedge, because it is unlikely that a forecasted transaction will occur; or (iv) the Company determines that designation of a derivative as a hedge is no longer appropriate. If a derivative instrument in a fair value hedge is terminated or the hedge designation removed, the previous adjustments to the carrying amount of the hedged asset or liability would be subsequently accounted for in the same manner as other components of the carrying amount of that asset or liability. For interest-earning assets and interest-bearing liabilities, such adjustments would be amortized into earnings over the remaining life of the respective asset or liability. If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, related amounts reported in other comprehensive income would be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

8.               As previously reported, the California Franchise Tax Board has taken the position that certain real estate investment trust (‘REIT’) and registered investment company (‘RIC’) tax deductions shall be disallowed under California law. As of June 30, 2006, the Company has recorded a $43.1 million state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $28.1 million after giving effect to Federal tax benefits. Management is aggressively pursuing its claims for REIT and RIC refunds for the 2000 to 2004 tax years, however, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or some portion of the $28.1 million net state tax receivable.

9.               The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Contributions are made annually into a trust fund and are allocated to participants based on their salaries. The Company recorded profit sharing contributions expense of $4.6 million and $8.6 million for the three-month and six-month periods ended June 30, 2006, compared to $3.2 million and $7.8 million for the second quarter of 2005 and the six-month period ending June 30, 2005, respectively.

The Company has a Supplemental Executive Retirement Plan (‘SERP’) for one of its executive officers. At June 30, 2006, there was a $3.0 million unfunded pension liability and a $0.8 million intangible asset related to the SERP. The total expense for the second quarter of 2006 was $0.2 million, and $0.4 million for the six-month period ended June 30, 2006, compared to $0.1 million and $0.3 million for the second quarter of 2005 and the six-month period ended June 30, 2005, respectively.

The Company does not provide any other post-retirement benefits.

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

(Unaudited)

				Percentage change
	At or for the three months ended			June 30, 2006 from
	June 30,	March 31,	June 30,	March 31,	June 30,
Dollars in thousands, except per share amounts (1)	2006	2006	2005	2006	2005
For The Quarter
Net income	$58,741	$57,232	$57,707	3%	2%
Net income per common share, basic	1.20	1.16	1.18	3	2
Net income per common share, diluted	1.16	1.12	1.13	4	3
Dividends, per common share	0.41	0.41	0.36	0	14

At Quarter End
Assets	$14,477,067	$14,739,384	$14,475,598	(2)	0
Securities	3,335,008	3,907,526	4,079,604	(15)	(18)
Loans	9,821,755	9,567,403	8,869,675	3	11
Deposits	11,978,830	11,908,529	12,152,208	1	(1)
Shareholders’ equity	1,408,065	1,479,564	1,400,888	(5)	1
Book value per common share	29.26	29.87	28.51	(2)	3

Average Balance
Assets	$14,782,469	$14,826,515	$14,040,591	(0)	5
Securities	3,581,206	3,970,440	4,071,516	(10)	(12)
Loans	9,902,893	9,625,016	8,747,660	3	13
Deposits	11,930,729	11,587,638	11,678,544	3	2
Shareholders’ equity	1,454,175	1,480,527	1,358,941	(2)	7

Selected Ratios
Return on average assets (annualized)	1.59%	1.57%	1.65%	1	(4)
Return on average shareholders’ equity (annualized)	16.20	15.68	17.03	3	(5)
Corporation’s tier 1 leverage	8.45	8.92	8.39	(5)	1
Corporation’s tier 1 risk-based capital	11.29	12.36	11.91	(9)	(5)
Corporation’s total risk-based capital	14.36	15.51	15.45	(7)	(7)
Period-end shareholders’ equity to period-end assets	9.73	10.04	9.68	(3)	1
Dividend payout ratio, per share	34.43	35.65	30.86	(3)	12
Net interest margin	4.65	4.62	4.73	1	(2)
Efficiency ratio (2)	55.20	54.80	53.39	1	3

Asset Quality Ration
Nonaccrual loans to total loans	0.15%	0.15%	0.25%	0	(40)
Nonaccrual loans and OREO to total loans and OREO	0.15	0.15	0.25	0	(40)
Allowance for loan and lease losses to total loans	1.60	1.64	1.67	(2)	(4)
Allowance for loan and lease losses to nonaccrual loans	1,050.47	1,075.11	667.52	(2)	57
Net recoveries/(charge-offs) to average loans - annualized	0.05	0.11	0.05	(55)	0

At Quarter End
Assets under management	$26,852,922	$19,246,286	$17,257,493	40	56
Assets under management or administration	47,199,024	40,435,813	36,972,895	17	28

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

Overview

City National Corporation is the parent company of City National Bank, the second largest independent bank headquartered in California. The Corporation offers a full complement of banking, trust and investment services through 55 offices, including 12 full-service regional centers, in Southern California, the San Francisco Bay Area and New York City. The Corporation has a majority ownership interest in nine asset management affiliates and minority interests in two others.

The Corporation recorded net income of $58.7 million, or $1.16 per share, for the second quarter of 2006 compared with $57.7 million, or $1.13 per share, for the second quarter of 2005 and $57.2 million, or $1.12 per share, for the first quarter of 2006.

Recent Developments

On May 31, 2006, the Company completed the acquisition of Independence Investments LLC, a Boston-based firm that manages $8 billion in assets for corporate, public and Taft-Hartley pension plans, as well as foundations and endowments. This acquisition is expected to become modestly accretive to earnings in the second half of 2006.

On July 6, 2006, the Company’s Board of Directors authorized the Company to repurchase 1.5 million additional shares of the Company’s stock following completion of its previously approved initiative on April 26, 2006. Shares will be repurchased from time to time in open market transactions and are expected to be used for stock options, future acquisitions, and other general purposes.

On July 17, 2006 the Company announced a joint business alliance with the Bank of East Asia (BEA). Under the terms of the agreement, the Company will refer its clients who need local banking services in China to BEA, as appropriate. Likewise BEA will, as appropriate, refer BEA clients who wish to do business in California and New York to the Company. The Company expects the agreement to benefit its clients who invest or do business in China as well as those seeking Chinese distributors for American-made goods. Incorporated in Hong Kong in 1918, BEA has assets of more than $30 billion (U.S). It is listed on the Stock Exchange of Hong Kong. BEA delivers comprehensive retail and commercial banking services covering Hong Kong and Greater China, the United States, Canada, the United Kingdom, the British Virgin Islands, and Southeast Asia.

Highlights

•                  Revenue of $212.6 million represented a 6 percent increase from the second quarter of 2005.

•                  Average loans grew to $9.9 billion, up 13 percent from the second quarter of 2005. This growth was led by increases in commercial loans and residential mortgage loans.

•                  Loan recoveries again exceeded charge-offs and nonaccrual loans amounted to $15 million, down $7.2 million, or 32 percent from the second quarter of 2005, but up $0.4 million from the first quarter of this year.

•                  Average deposits of $11.9 billion were 2 percent higher than the second quarter of 2005 and 3 percent higher from the first quarter of this year.

•                  Noninterest income grew to $58.6 million, up 14 percent from the second quarter of 2005, and 7 percent higher than the first quarter of this year. The increase was led by the growth of City National’s wealth management and international services fee revenue.

Outlook

As disclosed in the Company’s press release on second-quarter earnings, management expects earnings per share this year to grow at a rate of between 1 percent and 4 percent as compared with 2005.

Net Interest Income

Fully taxable-equivalent net interest income reached $157.3 million in the second quarter of 2006, up 3 percent from $152.7 million for the same period last year. Fully taxable-equivalent net interest income in the first quarter of 2006 was $155.5 million. Net interest income increases were primarily attributable to increases in average commercial and residential mortgage loans, while noninterest income grew as a result of increases in wealth management assets under management or administration and higher demand for international services.

The bank’s prime rate was 8.25 percent on June 30, 2006, up from 7.75 percent at March 31, 2006, and 6.25 percent on June 30, 2005.

	For the three months ended			For the three
	June 30,		%	months ended	%
Dollars in millions	2006	2005	Change	March 31, 2006	Change
Average Loans	$9,902.9	$8,747.7	13	$9,625.0	3
Average Securities	3,581.2	4,071.5	(12)	3,970.4	(10)
Average Earning Assets	13,581.2	12,935.6	5	13,652.2	(1)
Average Deposits	11,930.8	11,678.5	2	11,587.6	3
Average Core Deposits	10,278.7	10,781.6	(5)	10,334.0	(1)
Fully Taxable-Equivalent Net Interest Income	157.3	152.7	3	155.5	1
Net Interest Margin	4.65%	4.73%	(2)	4.62%	1

Second-quarter average loan balances reached $9.9 billion, up 13 percent over the same period last year and 3 percent from the first quarter of 2006. The commercial lending portfolio grew 23 percent over the second quarter of 2005 and 4 percent from the first quarter of 2006. Residential mortgage loans grew 12 percent from the second quarter of last year and 3 percent from the first quarter of 2006. Commercial real estate mortgage loans were 3 and 2 percent higher than the second quarter of 2005 and first quarter of 2006, respectively. Real estate construction loans increased 2 percent from the same period a year ago, but were unchanged from the first quarter of 2006.

The Company’s average deposits reached $11.9 billion in the second quarter of 2006, 2 percent higher than the second quarter of 2005 and 3 percent higher from the first quarter of 2006. The growth was primarily in certificates of deposits.

As part of its long-standing asset-liability management strategy, the Company uses “plain vanilla” interest rate swaps to hedge loans, deposits, and borrowings. The notional value of these swaps was $1.5 billion at June 30, 2006, up $0.2 billion from the second quarter of 2005, and slightly lower than the first quarter of this year. The swaps reduced net interest income by $2.2 million in the second quarter of 2006, compared with a $1.2 million reduction to net interest income in the first quarter of 2006, and $3.3 million addition to net interest income in the second quarter of 2005. These amounts included income of $0.4 million, $0.9 million, and, $2.9 million respectively, for interest rate swaps qualifying as fair value hedges. The income/(expense) from swaps qualifying as cash flow hedges was ($2.7 million) for the second quarter of 2006, compared with ($2.1 million) for the first quarter of 2006, and $0.4 million for the second quarter of 2005. The expense from existing swaps of loans qualifying as cash-flow hedges expected to be recorded in net interest income within the next 12 months is ($9.6 million). Both the expense for the quarter and the projected expense for the next 12 months should be viewed in context with the benefit the Company has and will receive from the rise in interest rates.

Net interest income is the difference between interest income (including yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following table presents the components of net interest income on a fully taxable-equivalent basis for the three and six months ended June 30, 2006 and 2005.

	Net Interest Income Summary
	For the three months ended			For the three months ended
	June 30, 2006			June 30, 2005
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (2)	rate	Balance	expense (2)	rate
Assets
Interest-earning assets
Loans
Commercial	$3,966,875	$67,687	6.84%	$3,215,700	$48,194	6.01%
Commercial real estate mortgages	1,908,673	36,160	7.60	1,856,031	32,455	7.01
Residential mortgages	2,737,272	36,343	5.31	2,444,178	31,725	5.19
Real estate construction	743,094	16,940	9.14	727,799	13,380	7.37
Equity lines of credit	352,296	6,703	7.63	296,852	4,219	5.70
Installment	194,683	3,748	7.72	207,100	3,715	7.12
Total loans (1)	9,902,893	167,581	6.79	8,747,660	133,688	6.13
Due from banks - interest bearing	46,453	269	2.31	36,951	114	1.24
Federal funds sold and securities purchased under resale agreements	50,682	604	4.77	79,459	547	2.76
Securities available-for-sale	3,529,259	40,184	4.55	4,034,412	42,699	4.25
Trading account securities	51,947	857	6.61	37,104	301	3.25
Total interest-earning assets	13,581,234	209,491	6.19	12,935,586	177,349	5.50
Allowance for loan losses	(156,776)			(147,587)
Cash and due from banks	442,624			442,591
Other non-earning assets	915,387			810,001
Total assets	$14,782,469			$14,040,591

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$757,305	$512	0.27	$848,997	$177	0.08
Money market accounts	3,351,884	17,778	2.13	3,567,195	10,271	1.15
Savings deposits	173,982	162	0.37	199,087	139	0.28
Time deposits - under $100,000	175,589	1,311	3.00	181,355	443	0.98
Time deposits - $100,000 and over	1,652,113	16,764	4.07	896,943	6,352	2.84
Total interest - bearing deposits	6,110,873	36,527	2.40	5,693,577	17,382	1.22
Federal funds purchased and securities sold under repurchase agreements	546,108	6,716	4.93	315,261	2,265	2.88
Other borrowings	652,137	8,963	5.51	518,319	4,972	3.85
Total interest - bearing liabilities	7,309,118	52,206	2.86	6,527,157	24,619	1.51
Noninterest - bearing deposits	5,819,856			5,984,967
Other liabilities	199,320			169,526
Shareholders’ equity	1,454,175			1,358,941
Total liabilities and shareholders’ equity	$14,782,469			$14,040,591
Net interest spread			3.33%			3.99%

Fully taxable-equivalent net interest income		$157,285			$152,730
Net interest margin			4.65%			4.73%

(1)          Includes average nonaccrual loans of $13,927 and $25,123 for 2006 and 2005, respectively.

(2)          Loan income includes loan fees of $4,649 and $5,804 for 2006 and 2005, respectively.

	Net Interest Income Summary
	For the six months ended			For the six months ended
	June 30, 2006			June 30, 2005
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (2)	rate	Balance	expense (2)	rate
Assets
Interest-earning assets
Loans
Commercial	$3,890,428	$129,918	6.74%	$3,163,957	$92,306	5.88%
Commercial real estate mortgages	1,891,407	70,106	7.47	1,837,324	63,893	7.01
Residential mortgages	2,700,845	71,453	5.29	2,399,502	62,220	5.19
Real estate construction	742,952	32,652	8.86	772,049	26,949	7.04
Equity lines of credit	343,212	12,608	7.41	281,221	7,769	5.57
Installment	195,877	7,349	7.57	206,412	6,902	6.74
Total loans (1)	9,764,721	324,086	6.69	8,660,465	260,039	6.05
Due from banks - interest bearing	45,025	481	2.15	50,857	329	1.30
Federal funds sold and securities purchased under resale agreements	32,020	744	4.68	56,360	758	2.71
Securities available-for-sale	3,726,619	84,069	4.51	4,056,044	86,783	4.31
Trading account securities	48,128	1,426	5.97	37,285	523	2.83
Total interest-earning assets	13,616,513	410,806	6.08	12,861,011	348,432	5.46
Allowance for loan losses	(155,951)			(148,236)
Cash and due from banks	440,672			441,617
Other non-earning assets	903,018			803,061
Total assets	$14,804,252			$13,957,453

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$782,759	$963	0.25	$853,617	$359	0.08
Money market accounts	3,369,773	32,885	1.97	3,628,192	19,364	1.08
Savings deposits	176,268	325	0.37	202,083	261	0.26
Time deposits - under $100,000	177,830	2,462	2.79	181,386	1,037	1.15
Time deposits - $100,000 and over	1,453,964	27,345	3.79	920,398	11,604	2.54
Total interest - bearing deposits	5,960,594	63,980	2.16	5,785,676	32,625	1.14
Federal funds purchased and securities sold under repurchase agreements	676,729	15,649	4.66	284,676	3,721	2.64
Other borrowings	700,275	18,363	5.29	518,909	9,497	3.69
Total interest - bearing liabilities	7,337,598	97,992	2.69	6,589,261	45,843	1.40
Noninterest - bearing deposits	5,799,588			5,840,090
Other liabilities	199,788			172,378
Shareholders’ equity	1,467,278			1,355,724
Total liabilities and shareholders’ equity	$14,804,252			$13,957,453
Net interest spread			3.39%			4.06%

Fully taxable-equivalent net interest income		$312,814			$302,589
Net interest margin			4.63%			4.74%

(1)          Includes average nonaccrual loans of $13,852 and $28,442 for 2006 and 2005, respectively.

(2)          Loan income includes loan fees of $9,269 and $11,824 for 2006 and 2005, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between the second quarter and first six months of 2006 and the second quarter and first six months of 2005, as well as between the second quarter and first six months of 2005 and the second quarter and first six months of 2004.

Changes In Net Interest Income

	For the three months ended June 30, 2006 vs 2005			For the three months ended June 30, 2005 vs 2004
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)

Interest earned on:
Loans	$18,671	$15,222	$33,893	$9,770	$16,294	$26,064
Due from banks - interest-bearing	35	118	153	(14)	36	22
Securities available-for-sale	(5,468)	2,953	(2,515)	5,037	(2,009)	3,028
Federal funds sold and securities purchased under resale agreements	(246)	301	55	(1,420)	851	(569)
Trading account securities	155	401	556	7	256	263
Total interest-earning assets	13,147	18,995	32,142	13,380	15,428	28,808

Interest paid on:
Interest checking deposits	(20)	355	335	3	—	3
Money market deposits	(656)	8,164	7,508	(140)	4,248	4,108
Savings deposits	(19)	41	22	(9)	5	(4)
Time deposits	6,202	5,079	11,281	264	3,173	3,437
Other borrowings	3,903	4,538	8,441	605	3,567	4,172
Total interest-bearing liabilities	9,410	18,177	27,587	723	10,993	11,716
	$3,737	$818	$4,555	$12,657	$4,435	$17,092

	For the six months ended June 30, 2006 vs 2005			For the six months ended June 30, 2005 vs 2004
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)

Interest earned on:
Loans	$35,005	$29,042	$64,047	$19,521	$25,734	$45,255
Due from banks - interest-bearing	(41)	193	152	(43)	140	97
Securities	(6,848)	4,133	(2,715)	12,593	(4,871)	7,722
Federal funds sold and securities purchased under resale agreements	(415)	401	(14)	(1,963)	1,173	(790)
Trading account securities	188	715	903	18	428	446
Total interest-earning assets	27,889	34,484	62,373	30,126	22,604	52,730

Interest paid on:
Interest checking deposits	(32)	635	603	6	16	22
Money market deposits	(1,472)	14,993	13,521	366	7,016	7,382
Savings deposits	(36)	100	64	(18)	—	(18)
Time deposits	7,688	9,479	17,167	317	5,332	5,649
Other borrowings	12,227	8,567	20,794	1,030	6,050	7,080
Total interest-bearing liabilities	18,375	33,774	52,149	1,701	18,414	20,115
	$9,514	$710	$10,224	$28,425	$4,190	$32,615

The impact of interest rate swaps, which affect interest income on loans, and interest expense on deposits and borrowings, is included in rate changes.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses and provision for credit losses. The provision is the expense recognized in the income statement to adjust the allowance and the reserve for off-balance sheet credit commitments to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. (See “Critical Accounting Policies” on page 26 of the Company’s Form 10-K for the year ended December 31, 2005.)

The provision for credit losses primarily reflects management’s ongoing assessment of the credit quality and growth of the loan and commitment portfolios as well as the levels of net loan charge-offs/recoveries, nonaccrual loans, and changes in the economic environment during the period. For the three months ended June 30, 2006, December 31, 2005, and June 30, 2005, net recoveries totaled $1.2 million, $2.1 million, and $1.2 million, respectively. For these periods, nonaccrual loans at period end totaled $15.0 million, $14.4 million, and $22.2 million, respectively.

In June 2006, the Company recorded $0.6 million in income through its provision for credit losses, based on the Bank’s well-established loan-loss allowance methodology, which takes into account several factors, including asset quality, credit risk, loan growth and economic conditions. The key indicators of the strong asset quality of the loan portfolio during the period were a continued low level of nonaccrual loans and loan recoveries that exceeded charge-offs.

Noninterest Income

Second-quarter 2006 noninterest income of $58.6 million was 14 percent higher than the second quarter of 2005 due primarily to continuing growth of the Company’s wealth management and international services revenue. Noninterest income was 28 percent of total revenue in the second quarter of 2006, compared to 26 percent for both the second quarter of 2005 and the first quarter of 2006.

Wealth Management

Trust and investment fees increased 24 percent over the second quarter of 2005, primarily due to an increase in assets under management or administration. Assets under direct management grew 56 percent from the same period last year, largely as the result of the acquisition of Independence Investments, new business, a strong relative investment performance and higher market values. Increases in market values are reflected in fee income primarily on a trailing-quarter basis. Not including the acquisition of Independence, the Company’s trust and investment fee income in the second quarter of 2006 grew 13 percent from the same period last year. Second-quarter noninterest income grew 10 percent from last year, excluding the acquisition of Independence.

	At or for the			At or for the
	three months ended			three months
	June 30,		%	ended	%
Dollars in millions	2006	2005	Change	March 31, 2006	Change

Trust and Investment Fee Revenue	$24.9	$20.1	24	$21.8	14
Brokerage and Mutual Fund Fees	12.3	9.9	24	11.7	5
Assets Under Management (1)	26,852.9	17,257.5	56	19,246.3	40
Total Assets Under Management or Administration (1)	47,199.0	36,972.9	28	40,435.6	17

(1)       Excludes $9.3 billion, $5.5 billion, and $9.4 billion of assets under management for the investment affiliates in which the Company held minority ownership interests as of June 30, 2006, June 30, 2005, and March 31, 2006, respectively

Other Noninterest Income

Second-quarter cash management and deposit transaction fees fell 13 percent from the same period last year and 5 percent from the first quarter of 2006, primarily due to a higher earnings credit rate.

International service fees for the second quarter of 2006 grew 16 percent from the same period last year and 15 percent from the first quarter of this year, largely because of an increase in foreign exchange transaction revenue. International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection and other fee income.

Other noninterest income for the second quarter of 2006 amounted to $6.9 million, up $2 million from the same period one year ago. The increase was due largely to a $0.9 million gain on the exercise of warrants obtained as the result of a credit restructuring agreement negotiated several years ago.

Noninterest Expense

Second-quarter 2006 noninterest expense amounted to $119.2 million, up 9 percent from the same period last year and 3 percent from the first quarter of 2006. Excluding both the acquisition of Independence Investments and the expensing of stock options, noninterest expense grew 6 percent from the second quarter of last year.

Staffing expenses amounted to $73.7 million, up 15 percent from one year ago largely due to the acquisition of Independence Investments and stock option expense of $1.9 million.

Legal and professional fees fell 15 percent from the second quarter of 2005, and 3 percent from the first quarter of 2006 as the initiatives to strengthen compliance with the Bank Secrecy Act and the USA Patriot Act were substantially completed in the fourth quarter of 2005.

The Company’s second-quarter efficiency ratio was 55.20 percent compared with 53.39 percent for the second quarter of 2005, and 54.80 percent for the first quarter of 2006.

Stock-Based Compensation Expense

The Company adopted Statement of Financial Accounting Standards No. 123 (revised) “Share Based Payment”, (SFAS 123R) effective January 1, 2006. The Company previously applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock option plans, and accordingly, no compensation cost had been recognized for these plans in the prior period financial statements. The Company has applied the Modified Prospective Application (MPA) in its implementation of the new accounting standard. As such, the Company has recognized stock-based compensation expense for stock options, restricted stock and restricted unit dividends in the current year only. Prior period amounts have not been restated. The compensation cost for all stock-based compensation awards for the three and six-month periods ended June 30, 2006 was $3.4 million and $6.1 million, respectively. If the Company had accounted for stock option expense under SFAS 123R during the prior year, the expense recognized in income would have been $3.3 million and $6.8 million for the three and six-month periods ended June 30, 2005, respectively. The total income tax benefit recognized in the income statement related to stock-based compensation was $1.4 million and $2.6 million for the three and six-month periods ended June 30, 2006, respectively. The total income tax benefit for stock-based compensation arrangements that would have been recognized in the income statement, for the three and six-month periods ended June 30, 2005 had the Company accounted for stock option expense under SFAS 123R would have been $1.4 and $2.9 million, respectively. See the footnote disclosures for a presentation of prior year amounts with the stock option expense that would have been recognized had the Company adopted the new standard in these periods.

The Company did not make any modifications to outstanding stock options prior to the adoption of Statement 123R.

As of June 30, 2006 there was $18.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total number of shares vested during the six months ended June 30, 2006 was 562,318.

Minority Interest

Minority interest consists of preferred stock dividends on the Bank’s real estate investment trust subsidiaries as well as the minority ownership share of earnings of the Corporation’s majority-owned asset management firms.

Income Taxes

The second-quarter 2006 effective tax rate was 37.5 percent, compared with 37.3 percent in the second quarter of last year. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax-exempt income, interest on bank-owned life insurance, and affordable housing investments.

The Company’s tax returns are being audited by the Internal Revenue Service for the years 2002-2003, and by the California Franchise Tax Board for the years 1998-2004. From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of June 30, 2006, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

As previously reported the California Franchise Tax Board has taken the position that certain real estate investment trust (‘REIT’) and registered investment company (‘RIC’) tax deductions should be disallowed under California law. While management continues to believe that the tax benefits realized in previous years are appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative–Option 2, requiring payment of all California taxes and interest on potential tax exposures from the 2000- 2002 tax years. The Company may then claim a refund for the taxes paid while avoiding potential penalties. The Company has elected to proceed with its claim for refund as allowed by law. As of June 30, 2006, the Company had a $43.1 million state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $28.1 million after giving effect to Federal tax benefits. Although management is aggressively pursuing its claims for REIT and RIC refunds for the 2000 to 2004 tax years, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or a portion of the net $28.1 million state tax receivable.

BALANCE SHEET ANALYSIS

Total assets were $14.5 billion at both June 30, 2006 and June 30, 2005, and decreased slightly from $14.7 billion at March 31, 2006. Average assets for the second quarter of 2006 were 5 percent higher than the second quarter of 2005, primarily due to an increase in average loans.

Total average interest-earning assets for the second quarter of 2006 were $13.6 billion, an increase of 5 percent over average interest-earning assets for the second quarter of 2005 of $12.9 billion and a decrease of 1 percent from average interest-earning assets for the first quarter of 2006 of $13.7 billion.

 Securities

Comparative period-end security portfolio balances are presented below:

Securities Available-for-Sale

	June 30, 2006		December 31, 2005		June 30, 2005
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury	$35,750	$35,478	$92,127	$91,147	$92,663	$91,556
Federal Agency	390,545	379,213	724,728	710,178	713,483	706,171
CMOs	1,421,194	1,360,563	1,578,948	1,543,068	1,460,094	1,448,089
Mortgage-backed	1,105,178	1,044,544	1,258,433	1,224,400	1,368,432	1,357,215
State and Municipal	341,318	337,132	325,630	327,882	321,656	330,763
Total debt securities	3,293,985	3,156,930	3,979,866	3,896,675	3,956,328	3,933,794
Equity securities	54,622	54,660	97,118	102,586	119,046	123,473
Total securities	$3,348,607	$3,211,590	$4,076,984	$3,999,261	$4,075,374	$4,057,267

At June 30, 2006, securities available-for-sale totaled $3.2 billion, a decrease of $0.8 billion compared with holdings at June 30, 2005. At June 30, 2006, the portfolio had a net unrealized loss of $137.0 million compared with net unrealized losses of $77.7 million at December 31, 2005 and $18.1 million at June 30, 2005. The average duration of total available-for-sale securities at June 30, 2006 was 3.5 years. This duration compares with 3.0 years at December 31, 2005 and 3.1 at June 30, 2005. Duration provides a measure of fair value sensitivity to changes in interest rates. The average duration is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors. See “Asset/Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities included in the securities portfolio as of June 30, 2006, except for mortgage-backed securities which are allocated according to final maturities. Final maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
		Yield		Yield		Yield		Yield		Yield
Dollars in thousands	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)
U.S. Treasury	$35,477	3.27	$—	—	$—	—	$—	—	$35,477	3.27
Federal Agency	71,436	3.09	300,779	3.62	6,999	2.90	—	—	379,214	3.50
Mortgage-backed	149,946	4.15	68,462	4.19	244,628	4.26	1,942,071	4.51	2,405,107	4.45
State and Municipal	21,689	4.18	93,361	4.19	136,937	3.85	85,145	3.94	337,132	3.99
Total debt securities	$278,548	3.77	$462,602	3.83	$388,564	4.09	$2,027,216	4.49	$3,156,930	4.27

Amortized cost	$285,226		$475,605		$402,696		$2,130,458		$3,293,985

Dividend income included in interest income on securities in the Unaudited Consolidated Statements of Income for the second quarter of 2006 and 2005 was $1.3 million and $1.2 million, respectively.

Loan Portfolio

A comparative period-end loan table is presented below:

	Loans
	June 30	December 31,	June 30
Dollars in thousands	2006	2005	2005

Commercial	$3,647,693	$3,544,504	$3,311,059
Commercial real estate mortgages	2,123,366	1,821,334	1,826,379
Residential mortgages	2,769,340	2,644,030	2,485,177
Real estate construction	723,570	721,890	724,895
Equity lines of credit	364,312	333,548	310,101
Installment	193,474	200,296	212,064
Total loans, gross	9,821,755	9,265,602	8,869,675
Less allowance for loan and lease losses	(157,580)	(153,983)	(147,930)
Total loans, net	$9,664,175	$9,111,619	$8,721,745

Total gross loans at June 30, 2006 were 6 percent and 11 percent higher than at December 31, 2005 and June 30, 2005, respectively.

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

Nonaccrual Loans and OREO

	June 30,	December 31,	June 30,
Dollars in thousands	2006	2005	2005

Nonaccrual loans:
Commercial	$6,691	$5,141	$17,982
Commercial real estate morgtages	3,644	923	1,543
Residential mortgages	—	294	1,990
Real estate construction	4,617	7,650	—
Equity lines of credit	—	21	22
Installment	49	371	624
Total	15,001	14,400	22,161
OREO	—	—	—
Total nonaccrual loans and OREO	$15,001	$14,400	$22,161

Total nonaccrual loans as a percentage of total loans	0.15%	0.16%	0.25%
Total nonaccrual loans and OREO as a percentage of total loans and OREO	0.15	0.16	0.25
Allowance for loan and lease losses to total loans	1.60	1.66	1.67
Allowance for loan and lease losses to nonaccrual loans	1,050.47	1,069.33	667.52

Loans past due 90 days or more on accrual status:
Installment	$—	$—	$103
Other	18	—	—
Total	$18	$—	$103

At June 30, 2006, there were $13.1 million of impaired loans included in nonaccrual loans, with an allowance allocation of $1.7 million. On a comparable basis, at December 31, 2005, there were $12.3 million of impaired loans, which had an allowance allocation of $1.0 million, while at June 30, 2005, impaired loans were $19.3 million with an allowance allocation of $6.1 million. The assessment for impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. Additionally, some impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

The following table summarizes the changes in nonaccrual loans for the three and six months ending June 30, 2006 and 2005.

Changes in Nonaccrual Loans

	For the three months ended June 30,		For the six months ended June 30,
Dollars in thousands	2006	2005	2006	2005

Balance, beginning of period	$14,555	$29,918	$14,400	$34,638
Loans placed on nonaccrual	5,750	2,525	9,570	10,984
Charge-offs	(67)	(1,592)	(628)	(4,418)
Loans returned to accrual status	(456)	(2,942)	(480)	(4,178)
Repayments (including interest applied to principal)	(4,781)	(5,748)	(7,861)	(14,865)
Balance, end of period	$15,001	$22,161	$15,001	$22,161

In addition to loans in nonaccrual status disclosed above, management has also identified $15.8 million of credits to sixteen borrowers where the ability to comply with the present loan repayment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loans on nonaccrual status at June 30, 2006. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.

Management’s classification of credits as nonaccrual or problems does not necessarily indicate that the principal is uncollectible in whole or in part.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

At June 30, 2006, the allowance for loan and lease losses was $157.6 million or 1.60 percent of outstanding loans and the reserve for off-balance sheet credit commitments was $15.2 million. The process used in the determination of the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following tables summarize the changes in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the three and six months ended June 30, 2006 and 2005.

Changes in Allowance for Loan and Lease Losses

	For the three months ended June 30,		For the six months ended June 30,
Dollars in thousands	2006	2005	2006	2005
Loans outstanding	$9,821,755	$8,869,675	$9,821,755	$8,869,675
Average amount of loans outstanding	$9,902,893	$8,747,660	$9,764,721	$8,660,465
Balance of allowance for loan and lease losses, beginning of period	$156,482	$147,607	$153,983	$148,568
Loans charged off:
Commercial	(774)	(1,795)	(1,809)	(3,367)
Real estate and other	—	(20)	(94)	(1,954)
Installment	(18)	—	(38)	—
Total loans charged off	(792)	(1,815)	(1,941)	(5,321)
Less recoveries of loans previously charged off:
Commercial	1,897	2,861	4,724	6,550
Real estate and other	28	144	981	193
Installment	28	—	53	—
Total recoveries	1,953	3,005	5,758	6,743
Net loans recovered / (charged off)	1,161	1,190	3,817	1,422
Provision for credit losses	(63)	(867)	(220)	(2,060)
Balance, end of period	$157,580	$147,930	$157,580	$147,930
Total net (charge-offs) recoveries to average loans (annualized)	0.05%	0.05%	0.05%	0.02%
Ratio of allowance for loan and lease losses to total period-end loans	1.60%	1.67%	1.60%	1.67%

Changes in Reserve for Off-balance Sheet Credit Commitments

	For the three months ended June 30,		For the six months ended June 30,
Dollars in thousands	2006	2005	2006	2005

Balance at beginning of period	$15,753	$12,944	$15,596	$11,751
Provision for credit losses	(547)	867	(390)	2,060
Balance at end of period	$15,206	$13,811	$15,206	$13,811

Other Assets

Other assets included the following:

Other Assets

	June 30,	December 31,	June 30,
Dollars in thousands	2006	2005	2005
Accrued interest receivable	$67,382	$64,958	$57,814
Claim in receivership and other assets	11,042	11,042	11,887
Deferred compensation .	34,541	28,949	26,685
Income tax refund	43,133	43,178	36,454
PML loans	16,300	11,513	16,591
Other	112,841	58,295	73,532
Total other assets	$285,239	$217,935	$222,963

See “Income Taxes” for a discussion of income tax refund receivable of $43.1 million.

Deposits

Deposits totaled $12.0 billion at June 30, 2006, a decrease of 1 percent compared with both the $12.2 billion at June 30, 2005, and the $12.1 billion at December 31, 2005.

Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 85 percent of total deposits at June 30, 2006, but declined $0.9 million since December 31, 2005. Included in core deposits are Specialty Deposits. Average Specialty Deposits, primarily from title and escrow companies, were $1.3 billion for the three month period ended June 30, 2006, compared with $1.5 billion for the three months ended December 31, 2005 and $1.7 billion for the three months ended June 30, 2005. These deposits fluctuate with conditions in the real estate market. These deposits declined more than usual this year because of a general slowdown in transaction volumes for residential housing, but have increased since March 31, 2006. At June 30, 2006 quarterly average Specialty Deposits accounted for 11 percent of total quarterly average deposits.

Borrowings

Borrowings of $0.9 billion at June 30, 2006 reflect an increase of $104 million from June 30, 2005, and an increase of $70 million from December 31, 2005 as a result of loans growing faster than deposits. The increase is primarily in Federal Funds Purchased and other short-term borrowings.

Off Balance Sheet

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, letters of credit, and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheet. Commitments to extend credit are agreements to lend to a client, as long as there is no violation of certain conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s creditworthiness on a case-by-case basis.

The Company had off-balance sheet credit commitments aggregating $4.8 billion at June 30, 2006, compared with $4.6 billion at December 31, 2005 and $4.0 billion at June 30, 2005. In addition, the Company had $554.0 million outstanding in bankers’ acceptances and letters of credit of which $531.5 million related to standby letters of credit at June 30, 2006. At December 31, 2005, the Company had $498.7 million in outstanding bankers’ acceptances and letters of credit of which $480.7 million related to standby letters of credit. Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.

As of June 30, 2006, the Company had private equity fund commitments of $46.7 million, of which $13.8 million was funded. As of December 31, 2005 and June 30, 2005, the Company had private equity fund commitments of $42.7 million and $18.7 million, respectively, of which $11.1 million and $9.4 million was funded. In addition, the Company had unfunded Affordable Housing Fund commitments of $29.9 million, $36.3 million, and $34.6 million as of June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for the Corporation and the Bank at June 30, 2006, December 31, 2005, and June 30, 2005.

	Regulatory
	Well Capitalized		June 30,	December 31,	June 30,
	Standards		2006	2005	2005
City National Corporation
Tier 1 leverage	N/A	%	8.45%	8.82%	8.39%
Tier 1 risk-based capital	6.00		11.29	12.33	11.91
Total risk-based capital	10.00		14.36	15.53	15.45

City National Bank
Tier 1 leverage	5.00		9.19	9.26	8.92
Tier 1 risk-based capital	6.00		12.27	12.86	12.62
Total risk-based capital	10.00		15.34	16.05	16.15

Tier 1 capital ratios include the impact of $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in minority interest in consolidated subsidiaries.

Shareholders’ equity to assets as of both June 30, 2006 and June 30, 2005 was 9.7 and was 10.0 percent as of December 31, 2005.

The accumulated other comprehensive loss on available-for-sale securities and interest rate swaps at June 30, 2006 was $86.9 million compared with $12.9 million at June 30, 2005 and $51.6 million at December 31, 2005.

The following table provides information about purchases by the Company during the six months ended June 30, 2006 of equity securities that are registered by the Company pursuant of Section 12 of the Exchange Act.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
02/01/06 - 02/28/06	41,200	$73.64	41,200		337,800
04/01/06 - 04/30/06	150,000	70.53	150,000		1,687,800
05/01/06 - 05/31/06	880,600	73.18	880,600		807,200
06/01/06 - 06/30/06	461,000	64.82	461,000		346,200
	1,532,800	$70.43	1,532,800	(1)	346,200	(2)

(1)          No shares were received in payment of the exercise price of stock options.

(2)          Remaining shares available for repurchase as of June 2006, pursuant to the program approved on May 24, 2004 by the Company’s Board of Directors. Unless terminated earlier by resolution of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

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

The Company has a large portfolio of rate-sensitive commercial loans that are funded in part by rate-stable core deposits. As a result, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company mitigates this risk using on and off-balance sheet hedging vehicles. Over time, as interest rates have risen, the Company has moved to a more neutral position. Increased reliance on wholesale funding sources and other changes in the mix of the balance sheet have also moved the Company to a more neutral position. Based on the balance sheet at June 30, 2006, the Company’s net interest income simulation model indicates that net interest income would be modestly impacted by changes in interest rates. Assuming a static balance sheet, a gradual 100-basis-point parallel decline in the yield curve over a twelve-month horizon would result in an increase in projected net interest income of approximately 0.6 percent. This compares to decreases in projected net interest income of 0.8 percent and 1.3 percent at December 31, 2005 and June 30, 2005, respectively. The increase in net interest income occurs in the short-term due to the Company’s greater reliance on wholesale funding which is more rate sensitive than the deposit portfolio. A gradual 100-basis-point parallel increase in the yield curve over the next twelve-month period would result in an increase in projected net interest income of approximately 0.1 percent. This compares to increases in projected net interest income of 0.7 percent at both December 31, 2005 and June 30, 2005.

Present Value of Equity: The model indicates that the Present Value of Equity (PVE) is impacted by a sudden and substantial increase in interest rates. As of June 30, 2006, a 200-basis-point increase in interest rates results in a 2.6 percent decline in PVE. This compares to a 3.7 percent decline and a 4.8 percent decline at December 31, 2005 and June 30, 2005, respectively.

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	June 30, 2006			December 31, 2005			June 30, 2005
	Notional	Fair		Notional	Fair		Notional	Fair
Dollars in millions	Amount	Value	Duration	Amount	Value	Duration	Amount	Value	Duration
Fair Value Hedge Receive Fixed Interest Rate Swaps
Certificates of deposit	$175.0	$(0.6)	0.6	$15.0	$—	0.6	$15.0	$0.2	0.7
Long-term and subordinated debt	490.9	(13.1)	4.1	490.9	5.7	4.5	490.9	25.2	4.9
Total fair value hedge swaps	665.9	(13.7)	3.2	505.9	5.7	4.4	505.9	25.4	4.8

Cash Flow Hedge Receive Fixed Interest Rate Swaps
US Dollar LIBOR-based loans	425.0	(5.8)	0.6	600.0	(7.9)	0.8	700.0	(5.2)	1.1
Prime based loans	425.0	(6.8)	1.2	425.0	(3.3)	1.7	150.0	1.0	2.2
Total cash flow hedge swaps	850.0	(12.6)	0.9	1,025.0	(11.2)	1.2	850.0	(4.2)	1.3
Fair Value and Cash Flow (1)
Interest Rate Swaps	$1,515.9	$(26.3)	1.9	$1,530.9	$(5.5)	2.2	$1,355.9	$21.2	2.6

(1)          Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market liability on swaps of $26.3 million.

Credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for the Company and its subsidiaries with each counterparty that were outstanding at the end of the period, taking into consideration legal right of offset. In the normal course of business, the Company’s swap agreements require collateral to mitigate the amount of credit risk if certain market value thresholds are exceeded. At June 30, 2006 the Bank had delivered securities with a market value of $7.3 million as margin for swaps with a negative replacement value of $8.2 million. For the same period, the Corporation had delivered securities with market value of $12.8 million as margin for swaps with a negative replacement value of $15.0 million.

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

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements.  Factors that could cause this difference include the following - (1) changes in interest rates, (2) significant changes in banking laws or regulations, (3) increased competition in the Company’s markets, (4) other than expected credit losses due to real estate cycles or other economic events, (5) earthquake or other natural disasters affecting the condition of real estate collateral, (6) the effect of acquisitions and integration of acquired businesses, and (7) the impact of changes in regulatory or legislative tax treatment of business transactions.   Additional factors that may cause future results to differ materially from forward-looking statements are discussed in Part I, Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K as of December 31, 2005, to which reference is hereby made. There is no assurance that any list of risks and uncertainties or risk factors is complete.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended June 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 5.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this item was included in the Company’s form 10-Q as of March 31, 2006.

ITEM 6.                  EXHIBITS

No.
10.0	Employment Agreement made as of June 30, 2006, by and between Russell Goldsmith, and the Registrant and City National Bank.

10.1	Form of Stock Option Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants).

10.2	Form of Restricted Stock Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants).

10.3	Form of Restricted Stock Unit Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants).

31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE:	August 8, 2006	/s/ Christopher J. Carey
CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)