Form 10-Q
period 2006-09-30
CITY NATIONAL CORP
filed 2006-11-08
CIK 201461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-10521
CITY NATIONAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-2568550

(State of Incorporation)	(I.R.S. Employer Identification No.)
City National Center
400 North Roxbury Drive, Beverly Hills, California, 90210
(Address of principal executive offices)(Zip Code)
(310) 888-6000
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large Accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 1, 2006, there were 50,730,166 shares of Common Stock outstanding.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CITY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,	September 30,
Dollars in thousands, except per share amounts	2006	2005	2005
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$457,396	$365,217	$438,786
Due from banks — interest-bearing	65,323	40,803	39,485
Federal funds sold	3,300	157,000	185,000
Securities available-for-sale — cost $3,248,003; $4,076,984; and $4,084,366 at September 30, 2006, December 31, 2005 and September 30, 2005, respectively	3,175,230	3,999,261	4,030,296
Trading account securities	116,870	59,344	42,634
Loans	10,020,358	9,265,602	9,004,881
Less allowance for loan and lease losses	(159,063)	(153,983)	(152,920)

Net loans	9,861,295	9,111,619	8,851,961

Premises and equipment, net	88,582	82,868	76,754
Deferred tax asset	121,203	125,175	121,384
Goodwill	255,340	247,708	248,373
Intangibles	43,131	36,416	37,181
Bank-owned life insurance	69,457	67,774	67,266
Affordable housing investments	63,660	67,508	67,148
Customers’ acceptance liability	4,124	3,232	3,262
Other assets	291,847	217,935	219,914

Total assets	$14,616,758	$14,581,860	$14,429,444

Liabilities
Demand deposits	$5,639,811	$6,562,038	$6,345,907
Interest checking deposits	722,976	867,509	779,319
Money market deposits	3,186,455	3,296,260	3,396,777
Savings deposits	159,382	177,874	188,345
Time deposits-under $100,000	192,860	177,230	180,776
Time deposits-$100,000 and over	1,990,533	1,057,561	1,224,590

Total deposits	11,892,017	12,138,472	12,115,714
Federal funds purchased and securities sold under repurchase agreements	506,962	190,190	191,036
Other short-term borrowings	72,426	100,000	26,197
Subordinated debt	270,522	275,682	278,076
Long-term debt	217,323	219,445	221,168
Reserve for off-balance sheet credit commitments	15,652	15,596	14,563
Other liabilities	150,934	156,884	137,395
Acceptances outstanding	4,124	3,232	3,262

Total liabilities	13,129,960	13,099,501	12,987,411
Minority interest in consolidated subsidiaries	28,578	24,351	24,856

Commitments and contingencies

Shareholders’ Equity
Preferred Stock authorized - 5,000,000; none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000; Issued — 50,728,705; 50,600,943; and 50,600,943 shares at September 30, 2006, December 31, 2005 and September 30, 2005, respectively	50,729	50,601	50,601
Additional paid-in capital	404,163	396,659	398,289
Accumulated other comprehensive loss	(46,400)	(51,551)	(36,879)
Retained earnings	1,235,959	1,121,474	1,077,561
Treasury shares, at cost - 2,690,196; 887,304; and 1,107,734 shares at September 30, 2006, December 31, 2005 and September 30, 2005, respectively	(186,231)	(59,175)	(72,395)

Total shareholders’ equity	1,458,220	1,458,008	1,417,177

Total liabilities and shareholders’ equity	$14,616,758	$14,581,860	$14,429,444

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
In thousands, except per share amounts	2006	2005	2006	2005
Interest Income
Loans	$172,323	$142,251	$494,135	$400,129
Securities available-for-sale	34,881	41,345	114,852	123,786
Trading account	695	360	2,084	869
Due from banks — interest-bearing	392	150	873	479
Federal funds sold and securities purchased under resale agreements	56	604	799	1,362

Total interest income	208,347	184,710	612,743	526,625

Interest Expense
Deposits	46,394	20,622	110,375	53,247
Federal funds purchased and securities sold under repurchase agreements	5,320	2,100	20,969	5,821
Subordinated debt	4,057	2,848	11,255	7,500
Other long-term debt	2,820	2,597	9,345	7,337
Other short-term borrowings	1,034	229	5,673	334

Total interest expense	59,625	28,396	157,617	74,239

Net interest income	148,722	156,314	455,126	452,386
Provision for credit losses	—	—	(610)	—

Net interest income after provision for credit losses	148,722	156,314	455,736	452,386

Noninterest Income
Trust and investment fees	30,002	20,494	76,685	60,457
Brokerage and mutual fund fees	13,096	10,946	37,049	30,754
Cash management and deposit transaction charges	7,967	8,370	23,722	26,254
International services	6,829	6,107	19,688	16,903
Bank-owned life insurance	685	1,017	2,296	2,533
Gain on sale of loans and other assets	268	801	268	986
(Loss) gain on sale of securities	(362)	241	(370)	1,340
Other	6,303	5,573	18,968	16,039

Total noninterest income	64,788	53,549	178,306	155,266

Noninterest Expense
Salaries and employee benefits	75,318	66,467	220,652	196,938
Net occupancy of premises	10,207	8,666	28,679	25,009
Legal and professional fees	9,120	10,672	27,706	30,177
Depreciation and amortization	4,832	4,551	14,154	13,656
Information services	4,932	4,471	13,959	12,697
Marketing and advertising	4,495	4,182	13,501	11,699
Office services	2,623	2,578	7,863	7,755
Amortization of intangibles	(37)	1,852	3,828	4,734
Equipment	514	578	1,769	1,773
Other operating	6,857	6,862	18,804	20,366

Total noninterest expense	118,861	110,879	350,915	324,804
Minority interest expense	1,808	1,761	4,249	5,104

Income before income taxes	92,841	97,223	278,878	277,744
Income taxes	33,847	37,413	103,911	104,766

Net income	$58,994	$59,810	$174,967	$172,978

Net income per share, basic	$1.23	$1.22	$3.59	$3.52

Net income per share, diluted	$1.20	$1.17	$3.47	$3.39

Shares used to compute income per share, basic	47,919	49,198	48,786	49,133

Shares used to compute income per share, diluted	49,318	51,123	50,424	51,066

Dividends per share	$0.41	$0.36	$1.23	$1.08

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
Dollars in thousands	2006	2005
Cash Flows From Operating Activities
Net income	$174,967	$172,978
Adjustments to net income:
Provision for credit losses	(610)	—
Amortization of restricted stock grants	3,878	3,057
Amortization/writedown of intangibles	3,828	4,734
Depreciation and software amortization	14,154	13,656
Amortization of cost and discount on long-term debt	530	531
Stock-based employee compensation expense	5,177	—
Net change in deferred income tax benefit	3,972	(19,188)
Gain on sale of loans and assets	(268)	(986)
Loss (gain) on sales of securities	370	(1,340)
Net change in other assets and other liabilities	(36,678)	(3,211)
Other, net	(51,294)	54,481

Net cash provided by operating activities	118,026	224,712

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(133,171)	(626,328)
Sales of securities available-for-sale	415,486	89,580
Maturities and paydowns of securities	498,107	564,797
Loan originations, net of principal collections	(754,756)	(532,718)
Purchase of premises and equipment	(19,868)	(21,786)
Other investing activities	(14,327)	(5,659)

Net cash used by investing activities	(8,529)	(532,114)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(246,455)	128,799
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	316,772	(13,618)
Net (decrease) increase in short-term borrowings, net of transfers from long-term debt	(27,574)	26,072
Net decrease in other borrowings	(280)	(2,568)
Proceeds from exercise of stock options	12,026	18,182
Tax benefit from exercise of stock options	3,877	7,291
Stock repurchases	(144,382)	(43,935)
Cash dividends paid	(60,482)	(53,404)

Net cash (used) provided by financing activities	(146,498)	66,819

Net decrease in cash and cash equivalents	(37,001)	(240,583)
Cash and cash equivalents at beginning of year	563,020	903,854

Cash and cash equivalents at end of period	$526,019	$663,271

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$148,727	$78,772
Income taxes	113,243	80,537

Non-cash investing activities:
Restructuring of investment	—	943
See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Accumulated
			Additional	other			Total
	Shares	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
Dollars in thousands	issued	stock	capital	income (loss)	Earnings	stock	equity
Balance, December 31, 2004	50,589,408	$50,589	$397,954	$(1,352)	$957,987	$(56,643)	$1,348,535
Net income	—	—	—	—	172,978	—	172,978
Other comprehensive loss net of tax
Net unrealized loss on securities available-for-sale, net of reclassification adjustment of $4.0 million net loss included in net income	—	—	—	(31,147)	—	—	(31,147)
Net unrealized loss on cash flow hedges, net of reclassification of $0.7 million net gain included in net income	—	—	—	(4,380)	—	—	(4,380)

Total other comprehensive loss	—	—	—	(35,527)	—	—	(35,527)
Issuance of shares for stock options	(29,739)	(29)	(9,914)	—	—	28,125	18,182
Restricted stock grants / vesting	41,274	41	(41)	—	—	—	—
Stock-based employee compensation expense	—	—	3,057	—	—	—	3,057
Tax benefit from stock options	—	—	7,291	—	—	—	7,291
Cash dividends paid	—	—	—	—	(53,404)	—	(53,404)
Repurchased shares, net	—	—	(58)	—	—	(43,877)	(43,935)

Balance, September 30, 2005	50,600,943	$50,601	$398,289	$(36,879)	$1,077,561	$(72,395)	$1,417,177

Balance, December 31, 2005	50,600,943	$50,601	$396,659	$(51,551)	$1,121,474	$(59,175)	$1,458,008
Net income	—	—	—	—	174,967	—	174,967
Other comprehensive loss net of tax
Net unrealized gain on securities available-for-sale, net of reclassification adjustment of $3.2 million net loss included in net income	—	—	—	2,869	—	—	2,869
Net unrealized gain on cash flow hedges, net of reclassification of $4.6 million net loss included in net income	—	—	—	2,528	—	—	2,528
Other net unrealized loss	—	—	—	(246)	—	—	(246)

Total other comprehensive income	—	—	—	5,151	—	—	5,151
Issuance of shares for stock options	68,246	68	(5,368)	—	—	17,326	12,026
Restricted stock grants / vesting	59,516	60	(60)	—	—	—	—
Tax benefit from stock options	—	—	3,877	—	—	—	3,877
Stock-based employee compensation expense	—	—	9,055	—	—	—	9,055
Cash dividends paid	—	—	—	—	(60,482)	—	(60,482)
Repurchased shares, net	—	—	—	—	—	(144,382)	(144,382)

Balance, September 30, 2006	50,728,705	$50,729	$404,163	$(46,400)	$1,235,959	$(186,231)	$1,458,220

See accompanying Notes to Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	City National Corporation (the Corporation) is the holding company for City National Bank (the Bank). City National Bank delivers banking, trust and investment services through 54 offices in Southern California, the San Francisco Bay area and New York City. The Corporation has a majority ownership interest in nine asset management affiliates and minority interests in one other. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.
2.	Our accounting and reporting policies conform with generally accepted accounting principles (‘GAAP’) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for the 2006 interim periods are not necessarily indicative of the results expected for the full year.

During the nine months ended September 30, 2006, the following accounting pronouncements were issued:
•	FASB Staff Position (“FSP”) 115-1 became effective on January 1, 2006. The Company adopted FSP 115-1 as of that date and determined that there was no impact on its financial statements as of September 30, 2006.

•	The FASB issued Interpretation No 48, Accounting for Uncertainty in Income Taxes (FIN 48), on July 13, 2006. FIN 48 provides a single model for addressing uncertainty in tax positions and requires expanded annual disclosures about tax positions. It becomes effective for the Company as of January 1, 2007. The Company is evaluating its tax positions to determine if any changes in the measurement or recognition of tax benefits are needed.

•	On September 13, 2006 the SEC staff published Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses quantifying the financial statement effects of misstatements, and how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The Company will assess the effects of SAB 108 and determine what adjustments, if any, would be made to its December 31, 2006 financial statements.

•	On September 15, 2006 the FASB issued FASB Statement No. 157, Fair Value Measurements. SFAS No. 157 provides guidance for determining the fair value of assets and liabilities. This statement, which is effective for the Company on January 1, 2008, clarifies the application of fair value measurement, but it does not change the methodology used by the Company. The statement is not expected to have any impact on the Company’s financial statements.

•	On September 29, 2006 the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement has applicability to the Company’s Supplemental Executive Retirement Plan, described in Footnote 9, and becomes effective for the Company as of December 31, 2006. The Company is evaluating the effect of this change on the Company’s balance sheet at December 31, 2006.
3.	All securities other than trading securities are classified as available-for-sale and are stated at fair value. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included as a separate component of other comprehensive income, net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities. The value of securities is reduced when unrealized losses are considered other-than-temporary and a new cost basis is established for the securities. The estimated loss for other-than-temporary impairment is included in net income for the period. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method. Trading securities are valued at market value with any unrealized gains or losses included in net income.
4.	Certain prior period balances have been reclassified to conform to current period presentation.

5.	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2006:

			Total number of Shares (or Units)	Maximum Number of Shares
	Total Number of Shares	Average Price Paid per	Purchased as Part of Publicly	that May Yet Be Purchased
Period	(or Units) Purchased	Share (or Unit)	Announced Plans or Programs	Under the Plans or Programs
07/01/06 — 07/31/06	40,000	$65.80	40,000	1,806,200
08/01/06 — 08/31/06	343,800	66.38	343,800	1,462,400
09/01/06 — 09/30/06	163,100	65.80	163,100	1,299,300

	546,900 (1)	66.16	546,900	1,299,300 (2)

(1)	During the third quarter of 2006, the Company repurchased an aggregate 346,200 shares of common stock pursuant to a repurchase program that we publicly announced on April 26, 2006, and there are no shares remaining to be purchased under this plan. During the third quarter of 2006, the Company also repurchased an aggregate of 200,700 shares of our common stock pursuant to a repurchase program that we publicly announced on July 6, 2006, (the “Program”) and there are 1,299,300 shares remaining to be purchased. We received no shares in payment for the exercise price of stock options.

(2)	On July 6, 2006, the Company’s Board of Directors authorized the Company to repurchase 1.5 million additional shares of the Company’s stock following completion of its previously approved initiative. Unless terminated earlier by resolution of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
Basic earnings per share are based on the weighted average shares of common stock outstanding less unvested restricted shares and units. Diluted earnings per share give effect to all potential dilutive common shares, which consist of stock options and restricted shares and units that were outstanding during the period. At September 30, 2006, there were 922,987 antidilutive options compared to 69,392 antidilutive options at September 30, 2005.

6.	The Company adopted Statement of Financial Accounting Standards No. 123 (revised) “Share Based Payment”, (SFAS 123R) effective January 1, 2006. The Company previously applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock option plans and accordingly, no compensation cost had been recognized for these plans in the prior period financial statements. The Company has applied the Modified Prospective Application (MPA) in its implementation of the new accounting standard to determine the stock-based compensation expense for these plans in the current period. Prior period amounts have not been restated. As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the nine-month period ended September 30, 2006, are $5.2 million and $3.0 million lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion 25. Basic and diluted earnings per share for the nine-month period ended September 30, 2006 are both $0.06 lower than if the Company had continued to account for stock-based compensation under APB Opinion 25.

On September 30, 2006, the Company had one stock-based compensation plan, which provides for granting of stock options, restricted shares and restricted units. The compensation cost that has been charged against income for all stock-based awards was $3.1 million for the three months ended September 30, 2006, and $9.2 million for the nine months ended September 30, 2006, compared to $1.1 million and $3.1 million for the three and nine-month periods ending September 30, 2005, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $1.3 million for the three months ended September 30, 2006, and $3.8 million for the nine months ended September 30, 2006, compared to $0.5 million and $1.3 million for the three and nine month periods ending September 30, 2005, respectively. Prior year amounts include expense for restricted shares and restricted units, but do not include expense for stock options issued at market value. See the table below for a comparison of actual and pro-forma net income in 2006 and 2005, respectively.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Dollars in thousands, except for per share amounts	2006	2005	2006	2005
Net income, as reported	$58,994	$59,810	$174,967	$172,978
Add: Stock-based compensation included in reported net income, net of tax	1,779	647	5,314	1,818
Less: Stock-based employee compensation expense determined under the fair-value method for all awards, net of tax	(1,779)	(1,793)	(5,314)	(5,737)

Pro forma net income	58,994	58,664	174,967	169,059
Net income per share, basic, as reported	1.23	1.22	3.59	3.52
Pro forma net income per share, basic	N/A	1.19	N/A	3.44
Net income per share, diluted, as reported	1.20	1.17	3.47	3.39
Pro forma net income per share, diluted	N/A	1.15	N/A	3.31

Stock Option Plan

The City National Corporation Amended and Restated Omnibus Plan, (the Plan), approved by shareholders, permits the grant of stock options and restricted stock or restricted units to its employees not to exceed 3.9 million shares of common stock. The Company believes that such awards better align the interest of its employees with those of its shareholders. Employee option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. These awards vest in 4 years and have 10-year contractual terms. Restricted stock awards generally vest over 5 years. Certain option and stock awards provide for accelerated vesting if there is a change in control (as defined in the Plan), or upon retirement, for options issued prior to January 31, 2006.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The Company evaluates exercise behavior and values options separately for executive and non-executive employees. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to predict option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 20 years and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is equal to the dividend yield of the Company’s stock at the time of the grant.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	23.95%	25.06%	24.62%	24.82%
Weighted-average volatility	24.50%	25.40%	23.99%	24.68%
Expected dividends	2.59	2.14	2.24	2.14
Expected term (in years)	5.96	5.96	6.06	7.00
Risk-free rate	5.07	4.04	4.70	4.05

A summary of option activity under the Plan as of September 30, 2006 and changes during the nine-month period then ended are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	($000)
Outstanding at January 1, 2006	4,375	$45.98	5.60	$92,213
Granted	476	75.57	9.50	(4,046)
Exercised	(322)	40.05	4.09	(8,689)
Forfeited or expired	(64)	61.46	7.60	(360)

Outstanding at September 30, 2006	4,465	49.34	5.62	79,119
Exercisable at September 30, 2006	3,295	42.76	4.58	80,058
The weighted-average grant-date fair value of options granted during the nine-month periods ended September 30, 2006 and 2005 was $19.61 and $16.96, respectively. The total intrinsic value of options exercised during the nine-month periods ended September 30, 2006 and 2005 was $8.7 million, and $12.6 million, respectively.
A summary of the status of the Company’s unvested options as of September 30, 2006 and changes during the nine-month period then ended are presented below:

		Weighted-Average
		Grant-Date
Unvested Shares	Shares (000)	Fair Value
Unvested at January 1, 2006	1,332	$19.23
Granted	476	19.57
Vested	(580)	13.58
Forfeited	(58)	14.46

Unvested at September 30, 2006	1,170	17.24

The number of shares vested during the nine-month period ended September 30, 2006 was 579,614. As of September 30, 2006, there was $16.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

7.	As part of its asset and liability management strategies, the Company uses interest rate swaps to reduce cash flow variability and to moderate changes in the fair value of financial instruments. In accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), the Company recognizes derivatives as assets or liabilities on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

In accordance with SFAS 133, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a “fair value hedge” which is a hedge of a recognized asset or liability, (ii) a “cash flow hedge” which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an “undesignated hedge”, a derivative instrument not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statement of income. All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet. Effectiveness is measured retrospectively and prospectively, and the Company expects that the hedges will continue to be effective in the future. The Company did not have any significant undesignated hedges during 2006 or 2005.

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

8.	As previously reported the California Franchise Tax Board has taken the position that certain real estate investment trust (‘REIT’) and registered investment company (‘RIC’) tax deductions shall be disallowed under California law. As of September 30, 2006, the Company has recorded a $43.1 million state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $28.1 million after giving effect to Federal tax benefits. Management is aggressively pursuing its claims for REIT and RIC refunds for the 2000 to 2004 tax years, however, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or some portion of the $28.1 million net state tax receivable.

9.	The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Contributions are made annually into a trust fund and are allocated to participants based on their salaries. The Company recorded profit-sharing contributions expense of $4.5 million and $13.2 million for the three-month and nine-month periods ended September 30, 2006, compared to $5.0 million and $12.8 million for the three-month and nine-month periods ending September 30, 2005, respectively.

The Company has a Supplemental Executive Retirement Plan (‘SERP’) for one of its executive officers. At September 30, 2006, there was a $3.2 million unfunded pension liability and a $0.8 million intangible asset related to the SERP. The total expense for the third quarter of 2006 was $0.2 million, and $0.6 million for the nine-month period ended September 30, 2006, compared to $0.2 million and $0.5 million for the third quarter of 2005 and the nine-month period ended September 30, 2005, respectively.

The Company does not provide any other post-retirement benefits.

10.	The Company has one primary reportable segment, Commercial and Private Banking. All other subsidiaries, Wealth Management Services and the portion of corporate departments allocated to the operating segments other than Commercial and Private Banking are grouped together in a second reportable segment called Other.

The Commercial and Private Banking reportable segment is the aggregation of the Commercial and Private Banking, Real Estate, Entertainment and Core Banking operating segments. The Commercial and Private Banking segment provides banking products and services, including commercial and mortgage loans, lines of credit, deposits, cash management services, international trade finance and letters of credit to small and medium-sized businesses, entrepreneurs and affluent individuals. This segment primarily serves clients in California and New York.

The Other segment includes the Bank’s Wealth Management Services division, all non-bank subsidiaries and the portion of corporate departments, including the Treasury Department and the Asset Liability Funding Center, that have not been allocated to Commercial and Private Banking.

Business segment earnings are the primary measure of the segment’s performance as evaluated by management. Business segment earnings include direct revenue and expenses of the segment as well as corporate and inter-unit allocations. Allocations of corporate expenses, such as data processing and human resources, are calculated based on estimated activity levels for the fiscal year. Inter-unit support groups, such as Operational Services, are allocated based on actual expenses incurred. Capital is allocated using an economic capital methodology. If applicable, any provision for credit losses is allocated based on various credit factors, including but not limited to, credit risk ratings, ratings migration, charge-offs and recoveries and loan growth. Income taxes are charged on unit income at the company’s overall statutory tax rate of 42%.

Exposure to market risk is managed in the Treasury department. In order to allocate interest rate risk to the units comprising the Commercial and Private Banking segment, a fund transfer pricing (FTP) model is used. The FTP model records a cost of funds or credit for funds using a combination of matched maturity funding for most assets and liabilities and a blended rate based on various maturities for the remaining assets and liabilities.

The Bank’s investment portfolio and unallocated equity are included in the Other segment. Core deposit intangible amortization is charged to the affected operating segments.

Operating results for the Commercial and Private Banking reportable segment are discussed in the Segment Results section of Management’s Discussion and Analysis. Selected financial information for each segment is presented in the following table.
CITY NATIONAL CORPORATION

Segment Results
	Commercial	Commercial
	& Private	& Private			Consolidated	Consolidated
(Dollars in thousands)	Banking	Banking	Other	Other	Company	Company
Three months ended September 30,	2006	2005	2006	2005	2006	2005
Earnings Summary:
Net interest income	$138,313	$138,041	$10,409	$18,273	$148,722	$156,314
Provision for credit losses	—	—	—	—	—	—
Noninterest income	16,538	16,542	48,250	37,007	64,788	53,549
Depreciation and amortization	1,474	1,263	3,358	3,288	4,832	4,551
Noninterest expense	88,807	87,333	27,030	20,756	115,837	108,089

Income before income taxes	64,570	65,987	28,271	31,236	92,841	97,223
Provision for income taxes	23,186	25,302	10,661	12,111	33,847	37,413

Net income	$41,384	$40,685	$17,610	$19,125	$58,994	$59,810

Selected Average Balances:
Loans	$9,806,132	$8,761,492	$206,977	$201,820	$10,013,109	$8,963,312
Total Assets	10,900,223	9,178,747	3,644,381	5,076,974	14,544,604	14,255,721
Deposits	10,411,638	11,143,522	1,493,421	715,018	11,905,059	11,858,540

Performance measures:
Return on average assets	1.5%	1.8%	1.9%	1.5%	1.6%	1.7%

	Commercial	Commercial
	& Private	& Private			Consolidated	Consolidated
(Dollars in thousands)	Banking	Banking	Other	Other	Company	Company
Nine months ended September 30,	2006	2005	2006	2005	2006	2005
Earnings Summary:
Net interest income	$409,558	$386,765	$45,568	$65,621	$455,126	$452,386
Provision for credit losses	(610)	—	—	—	(610)	—
Noninterest income	48,779	49,273	129,527	105,993	178,306	155,266
Depreciation and amortization	4,326	3,885	9,828	9,771	14,154	13,656
Noninterest expense	267,950	253,138	73,060	63,114	341,010	316,252

Income before income taxes	186,671	179,015	92,207	98,729	278,878	277,744
Provision for income taxes	68,682	67,309	35,229	37,457	103,911	104,766

Net income	$117,989	$111,706	$56,978	$61,272	$174,967	$172,978

Selected Average Balances:
Loans	$9,640,644	$8,556,484	$207,783	$206,034	$9,848,427	$8,762,518
Total Assets	10,068,759	8,971,752	4,648,072	5,086,216	14,716,831	14,057,968
Deposits	10,567,403	11,016,938	1,241,643	687,272	11,809,046	11,704,210

Performance measures:
Return on average assets	1.6%	1.7%	1.6%	1.6%	1.6%	1.7%

CITY NATIONAL CORPORATION
FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			from
	September 30,	June 30,	September 30,	June 30,	September 30,
Dollars in thousands, except per share amounts (1)	2006	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Net income	$58,994	$58,741	$59,810	0%	(1)%
Net income per common share, basic	1.23	1.20	1.22	3	1
Net income per common share, diluted	1.20	1.16	1.17	3	3
Dividends, per common share	0.41	0.41	0.36	0	14

At Quarter End
Assets	$14,616,758	$14,477,067	$14,429,444	1	1
Securities	3,292,100	3,335,008	4,072,930	(1)	(19)
Loans	10,020,358	9,821,755	9,004,881	2	11
Deposits	11,892,017	11,978,830	12,115,714	(1)	(2)
Shareholders’ equity	1,458,220	1,408,065	1,417,177	4	3
Book value per common share	30.61	29.26	28.85	5	6

Average Balances
Assets	$14,544,604	$14,782,469	$14,255,721	(2)	2
Securities	3,244,896	3,581,206	4,066,635	(9)	(20)
Loans	10,013,109	9,902,893	8,963,312	1	12
Deposits	11,905,059	11,930,729	11,858,540	(0)	0
Shareholders’ equity	1,435,998	1,454,175	1,417,566	(1)	1

Selected Ratios
Return on average assets (annualized)	1.61%	1.59%	1.66%	1	(3)
Return on average shareholders’ equity (annualized)	16.30	16.20	16.74	1	(3)
Corporation’s tier 1 leverage	8.66	8.45	8.58	2	1
Corporation’s tier 1 risk-based capital	11.18	11.29	12.19	(1)	(8)
Corporation’s total risk-based capital	14.22	14.36	15.70	(1)	(9)
Period-end shareholders’ equity to period-end assets	9.98	9.73	9.82	3	2
Dividend payout ratio, per share	33.64	34.43	29.82	(2)	13
Net interest margin	4.53	4.65	4.80	(3)	(6)
Efficiency ratio (2)	55.65	55.20	52.90	1	5

Asset Quality Ratios
Nonaccrual loans to total loans	0.19%	0.15%	0.21%	27	(10)
Nonaccrual loans and OREO to total loans and OREO	0.19	0.15	0.21	27	(10)
Allowance for loan and lease losses to total loans	1.59	1.60	1.70	(1)	(6)
Allowance for loan and lease losses to nonaccrual loans	847.03	1,050.47	824.19	(19)	3
Net recoveries/(charge-offs) to average loans (annualized)	0.08	0.05	0.25	60	(68)

At Quarter End
Assets under management (3)	$27,380,640	$26,852,922	$18,365,551	2	49
Assets under management or administration (3)	48,488,384	47,199,024	38,784,014	3	25

(1)	Certain prior period balances have been restated to conform to the current period presentation.

(2)	The efficiency ratio is defined as noninterest expense excluding OREO expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

(3)	Excludes $7.8 billion, $9.3 billion, and $6.5 billion of assets under management for the investment affiliates in which the Company held minority ownership interests as of September 30, 2006, June 30, 2006, and September 30, 2005, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
     City National Corporation is the parent company of City National Bank, the second largest independent bank headquartered in California. The Corporation offers a full complement of banking, trust and investment services through 54 offices, including 12 full-service regional centers, in Southern California, the San Francisco Bay Area and New York City. The Corporation has a majority ownership interest in nine asset management affiliates and minority interests in one other.
     The Corporation recorded net income of $59.0 million, or $1.20 per share, for the third quarter of 2006 compared with $59.8 million or $1.17 per share, for the third quarter of 2005 and $58.7 million, or $1.16 per share, for the second quarter of 2006. Income for the quarter included the impact of a $1.6 million, or $0.02 per share after tax, adjustment to the way the Company had been amortizing goodwill as a result of the restructuring of its investment in one of its asset management affiliates in the third quarter of 2005.
Recent Developments
     On November 1, 2006, City National Corporation announced a definitive agreement to acquire Business Bank Corporation, the parent of Business Bank of Nevada (BBNV), in a cash and stock transaction currently valued at $161 million. Founded in 1995, BBNV had assets of $489.7 million, loans of $380.3 million and deposits of $427.6 million as of September 30, 2006. BBNV operates seven branch offices in Nevada as well as loan production offices in South Lake Tahoe and Scottsdale, Arizona. The acquisition is expected to close in the first quarter of 2007, subject to approval by banking regulators and Business Bank Corporation’s shareholders as well as the satisfaction of other customary closing conditions. It is expected to be neutral to earnings per share in 2007 and modestly accretive to earnings per share in 2008.
Highlights
▪	Revenue of $213.5 million represented a 2 percent increase from the third quarter of 2005.

▪	Average loans grew to $10.0 billion, up 12 percent from the third quarter of 2005. Lending rose in all major categories, and average loan balances reached $10.0 billion for the first time.

▪	Loan recoveries again exceeded charge-offs. Nonaccrual loans amounted to $18.8 million, up $0.2 million from the third quarter of 2005, and $3.8 million from the second quarter of this year.

▪	Average deposits of $11.9 billion were stable; essentially unchanged from both the third quarter of 2005 and the second quarter of this year.

▪	Noninterest income grew to $64.8 million, up 21 percent from the third quarter of 2005, and 11 percent higher than the second quarter of this year. The increase was led by the growth of City National’s wealth management and international services fee revenue.
Outlook
     As disclosed in the Company’s press release on third-quarter earnings, management expects earnings per share this year to grow at a rate of between 1 percent and 4 percent as compared with 2005.
Net Interest Income
     Fully taxable-equivalent net interest income reached $152.0 million in the third quarter of 2006, down 5 percent from $159.3 million for the same period last year. Fully taxable-equivalent net interest income in the second quarter of 2006 was $157.3 million. Interest income increases, primarily attributable to increases in average commercial and residential mortgage loans, were more than offset by higher funding costs in the third quarter of 2006.
     The Company’s yield on earning assets reached 6.30 percent up from 5.67 percent in the third quarter of 2005 and 6.19 percent in the second quarter of 2006. The bank’s prime rate was 8.25 percent on September 30, 2006, unchanged from June 30, 2006, and up from 6.75 percent on September 30, 2005.

	For the three months ended			For the three
	September 30,		%	months ended	%
Dollars in millions	2006	2005	Change	June 30, 2006	Change
Average Loans	$10,013.1	$8,963.3	12	$9,902.9	1
Average Total Securities	3,244.9	4,066.6	(20)	3,581.2	(9)
Average Earning Assets	13,322.5	13,135.7	1	13,581.2	(2)
Average Deposits	11,905.1	11,858.5	0	11,930.8	(0)
Average Core Deposits	9,905.7	10,784.5	(8)	10,278.7	(4)
Fully Taxable-Equivalent Net Interest Income	152.0	159.3	(5)	157.3	(3)
Net Interest Margin	4.53%	4.80%	(6)	4.65%	(3)
     Third-quarter average loan balances reached $10.0 billion, up 12 percent over the same period last year and 1 percent from the second quarter of 2006. The commercial lending portfolio grew 13 percent over the third quarter of 2005, but fell 3 percent from the second quarter of 2006. Residential mortgage loans grew 11 percent from the third quarter of last year and 2 percent from the second quarter of 2006. Commercial real estate mortgage loans were 12 and 6 percent higher than the third quarter of 2005 and second quarter of 2006, respectively. Real estate construction loans increased 5 percent from the same period a year ago, and 2 percent from the second quarter of 2006.
     The Company’s average deposits totaled $11.9 billion in the third quarter of 2006, essentially unchanged from both the third quarter of 2005 and the second quarter of 2006.
     As part of its long-standing asset/liability management strategy, the Company uses “plain vanilla” interest rate swaps to hedge loans, deposits, and borrowings. The notional value of these swaps was $1.4 billion at September 30, 2006, down $0.1 billion from the third quarter of 2005, and slightly lower than the second quarter of this year. The swaps reduced net interest income by $3.3 million in the third quarter of 2006, compared with a $2.2 million reduction to net interest income in the second quarter of 2006, and $1.8 million addition to net interest income in the third quarter of 2005. These amounts included expense of $0.2 million, and income of $0.4 million, and $2.1 million, respectively, for interest rate swaps qualifying as fair value hedges. The income/(expense) from swaps qualifying as cash flow hedges was ($3.1 million) for the third quarter of 2006, compared with ($2.7 million) for the second quarter of 2006, and ($0.4 million) for the third quarter of 2005. The income (expense) from existing swaps of loans qualifying as cash-flow hedges expected to be recorded in net interest income within the next 12 months is ($6.7 million). Both the expense for the quarter and the projected expense for the next 12 months should be viewed in context with the benefit the Company has and will receive from the increases in interest rates.

     Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following table presents the components of net interest income on a fully taxable-equivalent basis for the three and nine months ended September 30, 2006 and 2005.
Net Interest Income Summary

	For the three months ended			For the three months ended
	September 30, 2006			September 30, 2005
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (2)	rate	Balance	expense (2)	rate
Assets
Interest-earning assets
Loans
Commercial	$3,827,157	$67,995	7.05%	$3,375,856	$52,864	6.21%
Commercial real estate mortgages	2,054,808	38,751	7.48	1,828,786	34,437	7.47
Residential mortgages	2,801,163	37,653	5.38	2,519,033	33,046	5.25
Real estate construction	761,273	17,975	9.37	724,960	14,579	7.98
Equity lines of credit	374,863	7,469	7.91	309,942	4,762	6.10
Installment	193,845	3,703	7.58	204,735	3,636	7.05

Total loans (1)	10,013,109	173,546	6.88	8,963,312	143,324	6.34
Due from banks — interest-bearing	61,358	394	2.55	41,054	150	1.45
Federal funds sold and securities purchased under resale agreements	3,135	56	7.13	64,685	604	3.70
Securities available-for-sale	3,190,583	36,962	4.63	4,029,717	43,262	4.26
Trading account securities	54,313	715	5.22	36,918	368	3.95

Total interest-earning assets	13,322,498	211,673	6.30	13,135,686	187,708	5.67

Allowance for loan losses	(158,487)			(151,228)
Cash and due from banks	427,543			441,018
Other non-earning assets	953,050			830,245

Total assets	$14,544,604			$14,255,721

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$705,647	$638	0.36	$794,758	$272	0.14
Money market accounts	3,223,908	20,892	2.57	3,505,532	11,503	1.30
Savings deposits	163,178	168	0.41	196,356	142	0.29
Time deposits — under $100,000	183,576	1,789	3.87	183,460	940	2.03
Time deposits — $100,000 and over	1,999,406	22,907	4.55	1,074,061	7,765	2.87

Total interest-bearing deposits	6,275,715	46,394	2.93	5,754,167	20,622	1.42

Federal funds purchased and securities sold under repurchase agreements	401,396	5,320	5.26	256,366	2,100	3.25
Other borrowings	557,504	7,911	5.63	544,638	5,674	4.13

Total interest-bearing liabilities	7,234,615	59,625	3.27	6,555,171	28,396	1.72

Noninterest-bearing deposits	5,629,344			6,104,373
Other liabilities	244,647			178,611
Shareholders’ equity	1,435,998			1,417,566

Total liabilities and shareholders’ equity	$14,544,604			$14,255,721

Net interest spread			3.03%			3.95%
Fully taxable-equivalent net interest income		$152,048			$159,312

Net interest margin			4.53%			4.80%

(1)	Includes average nonaccrual loans of $16,016 and $19,420 for 2006 and 2005, respectively.

(2)	Loan income includes loan fees of $3,324 and $6,897 for 2006 and 2005, respectively.

Net Interest Income Summary

	For the nine months ended			For the nine months ended
	September 30, 2006			September 30, 2005
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (2)	rate	Balance	expense (2)	rate
Assets
Interest-earning assets
Loans
Commercial	$3,857,919	$197,371	6.84%	$3,235,232	$145,169	6.00%
Commercial real estate mortgages	1,957,074	109,403	7.47	1,834,576	98,328	7.17
Residential mortgages	2,735,238	109,106	5.32	2,439,783	95,266	5.21
Real estate construction	749,126	50,627	9.04	756,180	41,528	7.34
Equity lines of credit	353,878	20,077	7.59	290,900	12,531	5.76
Installment	195,192	11,051	7.57	205,847	10,541	6.85

Total loans (1)	9,848,427	497,635	6.76	8,762,518	403,363	6.15
Due from banks — interest-bearing	50,541	873	2.31	47,553	479	1.35
Federal funds sold and securities purchased under resale agreements	22,286	799	4.79	59,166	1,362	3.08
Securities available-for-sale	3,545,977	121,031	4.55	4,047,173	130,045	4.30
Trading account securities	50,212	2,141	5.70	37,162	891	3.21

Total interest-earning assets	13,517,443	622,479	6.16	12,953,572	536,140	5.53

Allowance for loan losses	(156,806)			(149,244)
Cash and due from banks	436,236			441,415
Other non-earning assets	919,958			812,225

Total assets	$14,716,831			$14,057,968

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$756,773	$1,600	0.28	$833,782	$631	0.10
Money market accounts	3,320,617	53,779	2.17	3,586,856	30,867	1.15
Savings deposits	171,856	494	0.38	200,153	403	0.27
Time deposits — under $100,000	179,767	4,250	3.16	182,085	1,977	1.45
Time deposits — $100,000 and over	1,637,776	50,252	4.10	972,182	19,369	2.66

Total interest-bearing deposits	6,066,789	110,375	2.43	5,775,058	53,247	1.23

Federal funds purchased and securities sold under repurchase agreements	583,943	20,969	4.80	275,135	5,821	2.83
Other borrowings	652,173	26,273	5.39	527,580	15,171	3.84

Total interest-bearing liabilities	7,302,905	157,617	2.89	6,577,773	74,239	1.51

Noninterest-bearing deposits	5,742,257			5,929,152
Other liabilities	214,933			174,479
Shareholders’ equity	1,456,736			1,376,564

Total liabilities and shareholders’ equity	$14,716,831			$14,057,968

Net interest spread			3.27%			4.02%
Fully taxable-equivalent net interest income		$464,862			$461,901

Net interest margin			4.60%			4.76%

(1)	Includes average nonaccrual loans of $14,574 and $25,434 for 2006 and 2005, respectively.

(2)	Loan income includes loan fees of $12,541 and $18,640 for 2006 and 2005, respectively.

     Net interest income is impacted by the volume (changes in volume multiplied by prior rate), rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between the third quarter and first nine months of 2006 and the third quarter and first nine months of 2005, as well as between the third quarter and first nine months of 2005 and the third quarter and first nine months of 2004.
Changes In Net Interest Income

	For the three months ended September 30,			For the three months ended September 30,
Dollars in thousands	2006 vs 2005			2005 vs 2004
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$17,497	$12,724	$30,221	$11,706	$17,755	$29,461
Due from banks — interest-bearing	96	148	244	4	62	66
Securities available-for-sale	(9,749)	3,450	(6,299)	4,236	(364)	3,872
Federal funds sold and securities purchased under resale agreements	(844)	296	(548)	(3,462)	1,616	(1,846)
Trading account securities	206	141	347	3	277	280

Total interest-earning assets	7,206	16,759	23,965	12,487	19,346	31,833

Interest paid on:
Interest checking deposits	(34)	400	366	(9)	105	96
Money market deposits	(992)	10,381	9,389	(768)	4,878	4,110
Savings deposits	(27)	53	26	(7)	21	14
Time deposits	8,599	7,392	15,991	1,165	3,808	4,973
Other borrowings	1,741	3,716	5,457	675	3,438	4,113

Total interest-bearing liabilities	9,287	21,942	31,229	1,056	12,250	13,306

	$(2,081)	$(5,183)	$(7,264)	$11,431	$7,096	$18,527

	For the nine months ended September 30,			For the nine months ended September 30,
Dollars in thousands	2006 vs 2005			2005 vs 2004
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$52,363	$41,909	$94,272	$31,389	$43,327	$74,716
Due from banks — interest-bearing	32	362	394	(38)	201	163
Securities available-for-sale	(16,434)	7,420	(9,014)	16,009	(4,415)	11,594
Federal funds sold and securities purchased under resale agreements	(1,098)	535	(563)	(5,310)	2,674	(2,636)
Trading account securities	389	861	1,250	26	700	726

Total interest-earning assets	35,252	51,087	86,339	42,076	42,487	84,563

Interest paid on:
Interest checking deposits	(62)	1,031	969	7	108	115
Money market deposits	(2,457)	25,369	22,912	(316)	11,808	11,492
Savings deposits	(61)	152	91	(29)	28	(1)
Time deposits	15,902	17,254	33,156	1,320	9,302	10,622
Other borrowings	14,174	12,076	26,250	1,667	9,526	11,193

Total interest-bearing liabilities	27,496	55,882	83,378	2,649	30,772	33,421

	$7,756	$(4,795)	$2,961	$39,427	$11,715	$51,142

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
     The provision for credit losses primarily reflects management’s ongoing assessment of the credit quality and growth of the loan and commitment portfolios as well as the levels of net loan charge-offs/recoveries, nonaccrual loans, and changes in the economic environment during the period. For the three months ended September 30, 2006, December 31, 2005, and September 30, 2005, net recoveries totaled $1.9 million, $2.1 million, and $5.7 million, respectively. For these periods, nonaccrual loans at period end totaled $18.8 million, $14.4 million, and $18.6 million, respectively.
Noninterest Income
     Third-quarter 2006 noninterest income of $64.8 million was 21 percent higher than the third quarter of 2005 due primarily to continuing growth of the Company’s wealth management and international services revenue. Noninterest income was 30 percent of total revenue in the third quarter of 2006, compared to 26 percent for the third quarter of 2005 and 28 percent for the second quarter of 2006.
Wealth Management
     Trust and investment fees increased 46 percent over the third quarter of 2005, primarily due to an increase in assets under management or administration. Assets under direct management grew 49 percent from the same period last year, largely as the result of the acquisition of Independence Investments, new business, a strong relative investment performance and higher market values. Increases in market values are reflected in fee income primarily on a trailing-quarter basis. Not including the acquisition of Independence, the Company’s trust and investment fee income in the third quarter of 2006 grew 12 percent from the same period last year. Total noninterest income for the quarter grew 8 percent from last year, excluding the acquisition of Independence Investments.

	At or for the			At or for the
	three months ended			three months
	September 30,		%	ended	%
Dollars in millions	2006	2005	Change	June 30, 2006	Change
Trust and Investment Fee Revenue	$30.0	$20.5	46	$24.9	20
Brokerage and Mutual Fund Fees	13.1	10.9	20	12.3	7
Assets Under Management (1)	27,380.6	18,365.6	49	26,852.9	2
Assets Under Management or Administration (1)	48,488.4	38,784.0	25	47,199.0	3

(1)	Excludes $7.8 billion, $6.5 billion, and $9.3 billion of assets under management for the investment affiliates in which City National held minority ownership interests as of September 30, 2006, September 30, 2005, and June 30, 2006, respectively.
Other Noninterest Income
     Third-quarter cash management and deposit transaction fees fell 5 percent from the same period last year but grew 4 percent from the second quarter of 2006.
     International service fees for the third quarter of 2006 grew 12 percent from the same period last year but fell 1 percent from the second quarter of this year. International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection and other fee income. International services fees are recognized when earned, except for the fees on commercial and standby letters of credit, which are deferred and recognized in income over the terms of the letters of credit.

     Other noninterest income for the third quarter of 2006 amounted to $6.3 million, up 13 percent, or $0.7 million, from the same period one year ago.
Noninterest Expense
     Third-quarter 2006 noninterest expense amounted to $120.7 million, up 7 percent from the same period last year and 1 percent from the second quarter of 2006. Amortization of intangibles was down $1.9 million from the third quarter of 2005 and $2.0 million from the second quarter of this year, reflecting a $1.6 million, or $0.02 per share after tax, adjustment to the way the Company had been amortizing goodwill as a result of the restructuring of its investment in one of its asset management affiliates in the third quarter of 2005. Approximately $0.8 million of the adjustment relates to amortization recorded in 2005. Excluding this adjustment, the acquisition of Independence Investments and the expensing of stock options, noninterest expense grew 2 percent from the third quarter of last year.
     Staffing expenses for the quarter amounted to $75.3 million, up 13 percent from one year ago largely due to the acquisition of Independence Investments and stock option expense of $1.7 million.
     Legal and professional fees fell 15 percent from the third quarter of 2005, and 1 percent from the second quarter of 2006 as the outside expenses to strengthen compliance with the Bank Secrecy Act and the USA Patriot Act were substantially incurred before the end of 2005.
     The Company’s third-quarter efficiency ratio was 55.65 percent compared with 52.90 percent for the third quarter of 2005, and 55.20 percent for the second quarter of 2006.
Stock-Based Compensation Expense
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised) “Share Based Payment”, (SFAS 123R) effective January 1, 2006. The Company previously applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock option plans, and accordingly, no compensation cost had been recognized for these plans in the prior period financial statements. The Company has applied the Modified Prospective Application (MPA) in its implementation of the new accounting standard. As such, the Company has recognized stock-based compensation expense for stock options, restricted stock and restricted unit dividends in the current year only. Prior period amounts have not been restated. The compensation cost for all stock-based compensation awards for the three and nine-month periods ended September 30, 2006 was $3.1 million and $9.2 million, respectively. If the Company had accounted for stock option expense under SFAS 123R during the prior year, the expense recognized in income would have been $3.1 million and $9.9 million for the three and nine-month periods ended September 30, 2005, respectively. The total income tax benefit recognized in the income statement related to stock-based compensation was $1.3 million and $3.8 million for the three and nine-month periods ended September 30, 2006, respectively. The total income tax benefit for stock-based compensation arrangements that would have been recognized in the income statement, for the three and nine-month periods ended September 30, 2005 had the Company accounted for stock option expense under SFAS 123R would have been $1.3 million and $4.2 million, respectively. See the disclosures in footnote 6 for a presentation of prior year amounts with the stock option expense that would have been recognized had the Company adopted the new standard in these periods.
     The Company did not make any modifications to outstanding stock options prior to the adoption of SFAS 123R.
     As of September 30, 2006 there was $16.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total number of shares vested during the nine months ended September 30, 2006 was 579,614.
Minority Interest
     Minority interest expense consists of preferred stock dividends on the Bank’s real estate investment trust subsidiaries as well as the minority ownership share of earnings of the Corporation’s majority-owned asset management firms.

Segment Results
     Our reportable segments are Commercial and Private Banking and Other. For a more complete description of our segments, including summary financial information, see Note 10 to the Unaudited Financial Statements.
Commercial and Private Banking
     Net income for the Commercial and Private Banking segment rose 2 percent to $41.4 million for the third quarter of 2006 compared to the third quarter of 2005. For the first nine months of 2006, net income increased 6 percent over 2005 to $118.0 million. Total revenue of $154.9 million in the third quarter of 2006 was unchanged from the $154.6 million recorded in the third quarter of 2005. Year-to-date (YTD), revenue for the Commercial and Private Banking segment increased 5 percent to $458.3 million. The increase in revenue for the quarter and YTD was driven by strong loan growth, primarily in commercial and industrial and residential mortgage loans, offset by higher funding costs due to a change in the mix of deposits and an overall increase in deposit rates. Average loans were $9.8 billion in the third quarter of 2006, up 12 percent from $8.8 billion in the third quarter of 2005. Average deposits were $10.4 billion in the third quarter of 2006, a decline of 7 percent from the prior year. Noninterest income was unchanged in the third quarter of 2006 compared to the third quarter of 2005, and decreased slightly for the first nine months of 2006 compared to the first nine months of 2005. Noninterest expense was 2 percent, or $1.5 million, higher in the third quarter of 2006 compared to the prior year. YTD, noninterest expense was 6 percent higher in 2006 than in 2005, due to the expenses associated with the three new branches opened in 2005, new online products and services and higher salary and benefits costs, including the expense for unvested stock options.
Other
     Net income for the Other segment declined $1.5 million, or 8 percent, in the third quarter of 2006, and $4.3 million, or 7 percent, YTD, compared to the prior year. Although we had strong revenue and earnings growth in our Wealth Management and asset management affiliates, including the impact of the acquisition of Independence Investments in the second quarter of 2006, it was more than offset by activity related to the Asset Liability Funding Center, particularly lower prepayment fees and higher interest expense on interest rate swaps, and lower earnings on average unallocated equity. Total revenue for the Other segment rose 6 percent for the third quarter of 2006 compared to the third quarter of 2005, to $58.7 million. YTD, total revenue increased 2 percent in 2006 to $175.1 million. Total noninterest expense increased 26 percent for the third quarter of 2006 compared to the third quarter of 2005, and 14 percent YTD, related to the acquisition of Independence Investments, increases in staff and the expensing of stock options. Total noninterest expense includes the previously mentioned $1.6 million adjustment to goodwill amortization for one of the asset management affiliates, of which $0.8 million relates to the prior year.
Income Taxes
     The third-quarter 2006 effective tax rate was 36.5 percent, compared with 38.5 percent in the third quarter of last year. The lower rate is a result of changes in estimates and a true-up of prior year tax adjustments. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax-exempt income, interest on bank-owned life insurance and affordable housing investments.
     The Company’s tax returns are being audited by the Internal Revenue Service for the years 2002-2003, and by the California Franchise Tax Board for the years 1998-2004. From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of September 30, 2006, the Company does not have any tax positions which dropped below a “more likely than not” threshold.
     As previously reported the California Franchise Tax Board has taken the position that certain real estate investment trust (‘REIT’) and registered investment company (‘RIC’) tax deductions should be disallowed under California law. While management continues to believe that the tax benefits realized in previous years are appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative–Option 2, requiring payment of all California taxes and interest on potential tax exposures from the 2000- 2002 tax years. The Company may then claim a refund for the taxes paid while avoiding potential penalties. The Company has elected to proceed with its claim for refund as allowed by law. As of September 30, 2006, the Company had a $43.1 million state tax receivable for the years 2000, 2001 and 2002 after giving effect to reserves for loss contingencies on the refund claims, or an equivalent of $28.1 million after giving effect to Federal tax benefits. Although management is aggressively pursuing its claims for REIT and RIC refunds for the 2000 to 2004 tax years, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or a portion of the net $28.1 million state tax receivable.

BALANCE SHEET ANALYSIS
     Total assets were $14.6 billion at September 30, 2006 compared to $14.4 billion at September 30, 2005, and $14.5 billion at June 30, 2006. Average assets for the third quarter of 2006 were 2 percent higher than the third quarter of 2005, primarily due to the increase in average loans.
     Total average interest-earning assets for the third quarter of 2006 were $13.3 billion, an increase of 1 percent over average interest-earning assets for the third quarter of 2005 of $13.1 billion and a decrease of 2 percent from average interest-earning assets for the second quarter of 2006 of $13.6 billion.
Securities
     Comparative period-end securities portfolio balances are presented below:
Securities Available-for-Sale

	September 30,		December 31,		September 30,
	2006		2005		2005
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$35,664	$35,591	$92,127	$91,147	$92,395	$91,215
Federal Agency	363,216	356,383	724,728	710,178	728,446	716,030
CMO’s	1,364,080	1,328,037	1,578,948	1,543,068	1,532,400	1,507,752
Mortgage-backed	1,061,761	1,025,646	1,258,433	1,224,400	1,304,966	1,279,751
State and Municipal	343,104	347,390	325,630	327,882	321,602	326,095

Total debt securities	3,167,825	3,093,047	3,979,866	3,896,675	3,979,809	3,920,843
Equity securities	80,178	82,183	97,118	102,586	104,557	109,453

Total securities	$3,248,003	$3,175,230	$4,076,984	$3,999,261	$4,084,366	$4,030,296

     At September 30, 2006, securities available-for-sale totaled $3.2 billion, a decrease of $0.9 billion compared with holdings at September 30, 2005. At September 30, 2006, the portfolio had a net unrealized loss of $72.8 million compared with net unrealized losses of $77.7 million at December 31, 2005 and $54.1 million at September 30, 2005. There is no other-than-temporary impairment as the unrealized losses are due to changes in interest rates and the Company has the ability and intent to hold the securities until their maturities. The average duration of total available-for-sale securities at September 30, 2006 was 3.3 years. This duration compares with 3.0 years at both December 31, 2005 and at September 30, 2005. Duration provides a measure of fair value sensitivity to changes in interest rates. The average duration is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors. See “Asset/Liability Management” for a discussion of the Company’s interest rate position.
     The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities included in the securities portfolio as of September 30, 2006, except for mortgage-backed securities which are allocated according to final maturities. Final maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year		Over 1 year		Over 5 years
	or less		thru 5 years		thru 10 years		Over 10 years		Total
		Yield		Yield		Yield		Yield		Yield
Dollars in thousands	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)
U.S. Treasury	$35,591	3.26							35,591	3.26

Federal Agency	110,705	3.45	245,678	3.58	—	—	—	—	356,383	3.54

Mortgage-backed	143,589	4.16	66,396	4.18	256,562	4.25	1,887,137	4.51	2,353,684	4.45

State and Municipal	21,812	4.11	96,220	4.14	140,947	3.87	88,410	3.95	347,389	3.99

Total debt securities	$311,697	3.43	$408,294	3.82	$397,509	4.11	$1,975,547	4.49	$3,093,047	4.25

Amortized cost	$316,698		$415,021		$402,841		$2,033,265		$3,167,825

     Dividend income included in interest income on securities in the Unaudited Consolidated Statements of Income for the third quarter of 2006 and 2005 was $1.5 million and $0.8 million, respectively.
Loan Portfolio
     A comparative period-end loan table is presented below:
Loans

	September 30,	December 31,	September 30,
Dollars in thousands	2006	2005	2005
Commercial	$3,609,149	$3,388,640	$3,254,863

Commercial real estate mortgages	2,066,373	1,860,262	1,841,111

Residential mortgages	2,830,761	2,644,030	2,571,537

Real estate construction	757,742	721,890	711,755

Equity lines of credit	384,830	333,548	317,703

Installment	197,871	200,296	195,168

Lease financing	173,632	116,936	112,744

Total loans, gross	10,020,358	9,265,602	9,004,881

Less allowance for loan and lease losses	(159,063)	(153,983)	(152,920)

Total loans, net	$9,861,295	$9,111,619	$8,851,961

     Total gross loans at September 30, 2006 were 8 percent and 11 percent higher than at December 31, 2005 and September 30, 2005, respectively.
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

	September 30	December 31,	September 30
Dollars in thousands	2006	2005	2005
Nonaccrual loans:
Commercial	$10,416	$5,141	$14,917
Commercial real estate morgtages	8,094	923	955
Residential mortgages	—	294	2,259
Real estate construction	—	7,650	—
Equity lines of credit	—	21	22
Installment	269	371	401

Total	18,779	14,400	18,554
OREO	—	—	—

Total nonaccrual loans and OREO	$18,779	$14,400	$18,554

Total nonaccrual loans as a percentage of total loans	0.19%	0.16%	0.21%
Total nonaccrual loans and OREO as a percentage of total loans and OREO	0.19	0.16	0.21
Allowance for loan and lease losses to total loans	1.59	1.66	1.70
Allowance for loan and lease losses to nonaccrual loans	847.03	1,069.33	824.19

Loans past due 90 days or more on accrual status:
Other	$27	$—	$—

Total	$27	$—	$—

     At September 30, 2006, there were $16.6 million of impaired loans included in nonaccrual loans, with an allowance allocation of $4.0 million. On a comparable basis, at December 31, 2005, there were $12.3 million of impaired loans, which had an allowance allocation of $1.0 million, while at September 30, 2005, impaired loans were $16.6 million with an allowance allocation of $2.6 million. The assessment for impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. Additionally, some impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.
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
     The following table summarizes the changes in nonaccrual loans for the three and nine months ending September 30, 2006 and 2005.
Changes in Nonaccrual Loans

	For the three months ended		For the nine months ended
	September 30,		September 30,
Dollars in thousands	2006	2005	2006	2005
Balance, beginning of period	$15,001	$22,161	$14,400	$34,638
Loans placed on nonaccrual	10,299	2,287	19,870	13,272
Charge-offs	(326)	(1,526)	(954)	(5,945)
Loans returned to accrual status	(220)	(154)	(701)	(4,333)
Repayments (including interest applied to principal)	(5,975)	(4,214)	(13,836)	(19,078)

Balance, end of period	$18,779	$18,554	$18,779	$18,554

     In addition to loans in nonaccrual status disclosed above, management has also identified $8.9 million of credits to four borrowers where the ability to comply with the present loan repayment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loans on nonaccrual status at September 30, 2006. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.
     Management’s classification of credits as nonaccrual or problems does not necessarily indicate that the principal is uncollectible in whole or in part.
Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments
     At September 30, 2006, the allowance for loan and lease losses was $159.1 million or 1.59 percent of outstanding loans and the reserve for off-balance sheet credit commitments was $15.7 million. The process used in the determination of the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following tables summarize the changes in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the three and nine months ended September 30, 2006 and 2005.
Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the nine months ended
	September 30		September 30
Dollars in thousands	2006	2005	2006	2005
Loans outstanding	$10,020,358	$9,004,881	$10,020,358	$9,004,881

Average amount of loans outstanding	$10,013,109	$8,963,312	$9,848,427	$8,762,518

Balance of allowance for loan and lease losses, beginning of period	$157,580	$147,930	$153,983	$148,568
Loans charged off:
Commercial	(430)	(2,203)	(2,239)	(5,570)
Real estate and other	—	—	(94)	(1,898)
Equity lines of credit	(11)	—	(11)	—
Installment	(24)	(9)	(62)	(65)

Total loans charged off	(465)	(2,212)	(2,406)	(7,533)

Less recoveries of loans previously charged off:
Commercial	2,342	6,416	7,066	12,967
Real estate and other	18	1,516	999	1,666
Equity lines of credit	—	—	—	—
Installment	34	22	87	64

Total recoveries	2,394	7,954	8,152	14,697

Net loans recovered / (charged off)	1,929	5,742	5,746	7,164
Provision for credit losses	—	—	(610)	—
Transfers to reserve for off-balance sheet credit commitments	(446)	(752)	(56)	(2,812)

Balance, end of period	$159,063	$152,920	$159,063	$152,920

Total net (charge-offs) recoveries to average loans (annualized)	0.08%	0.25%	0.08%	0.11

Ratio of allowance for loan and lease losses to total period end loans	1.59%	1.70%	1.59%	1.70%

Changes in Reserve for Off-balance Sheet Credit Commitments

	For the three months ended		For the nine months ended
	September 30,		September 30,
Dollars in thousands	2006	2005	2006	2005
Balance at beginning of period	$15,206	$13,811	$15,596	$11,751
Provision for credit losses/transfers	446	752	56	2,812

Balance at end of period	$15,652	$14,563	$15,652	$14,563

Other Assets
     Other assets included the following:

		Other Assets
	September 30,	December 31,	September 30,
Dollars in thousands	2006	2005	2005
Accrued interest receivable	$72,494	$64,958	$61,182
Claim in receivership and other assets	11,042	11,042	11,467
Deferred Compensation Fund assets	33,963	28,949	27,302
Income tax refund	43,133	43,178	43,178
PML loans	16,740	11,513	22,024
Other	114,475	58,295	54,761

Total other assets	$291,847	$217,935	$219,914

     See “Income Taxes” for a discussion of income tax refund receivable of $43.1 million.
Deposits
     Deposits totaled $11.9 billion at September 30, 2006, a decrease of 2 percent compared with $12.1 billion at both September 30, 2005, and December 31, 2005.
     Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 83 percent of total deposits at September 30, 2006, but declined $1.2 billion since December 31, 2005. Included in core deposits are Specialty Deposits. Average Specialty Deposits, primarily from title and escrow companies, were $1.2 billion for the three-month period ended September 30, 2006, compared with $1.5 billion for the three months ended December 31, 2005 and $1.7 billion for the three months ended September 30, 2005. These deposits fluctuate with conditions in the real estate market. These deposits declined more than usual this year because of a general slowdown in transaction volumes for residential housing. At September 30, 2006 quarterly average Specialty Deposits accounted for 10 percent of total quarterly average deposits.
Borrowings
     Borrowings of $1.1 billion at September 30, 2006 reflect an increase of $351 million from September 30, 2005, and an increase of $282 million from December 31, 2005 as a result of loans growing faster than deposits. The increase is primarily in Federal Funds Purchased and other short-term borrowings.
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
     The Company had off-balance sheet credit commitments aggregating $4.9 billion at September 30, 2006, compared with $4.6 billion at December 31, 2005 and $4.3 billion at September 30, 2005. In addition, the Company had $674.7 million outstanding in bankers’ acceptances and letters of credit of which $657.7 million related to standby letters of credit at September 30, 2006. At December 31, 2005, the Company had $498.7 million in outstanding bankers’ acceptances and letters of credit of which $480.7 million related to standby letters of credit. Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments.
     As of September 30, 2006, the Company had private equity fund commitments of $44.7 million, of which $13.9 million was funded. As of December 31, 2005 and September 30, 2005, the Company had private equity fund commitments of $40.7 million and $16.7 million, respectively, of which $11.1 million and $9.6 million was funded. In addition, the Company had unfunded Affordable Housing Fund commitments of $32.8 million, $36.3 million, and $33.1 million as of September 30, 2006, December 31, 2005, and September 30, 2005, respectively.

CAPITAL ADEQUACY REQUIREMENT
     The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for the Corporation and the Bank at September 30, 2006, December 31, 2005, and September 30, 2005.

	Regulatory
	Well-Capitalized	September 30,	December 31,	September 30,
	Standards	2006	2005	2005

City National Corporation
Tier 1 leverage	N/A %	8.66%	8.82%	8.58%
Tier 1 risk-based capital	6.00	11.18	12.33	12.19
Total risk-based capital	10.00	14.22	15.53	15.70

City National Bank
Tier 1 leverage	5.00	9.13	9.26	9.08
Tier 1 risk-based capital	6.00	11.75	12.86	12.86
Total risk-based capital	10.00	14.78	16.05	16.35
     Tier 1 capital ratios include the impact of $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in minority interest in consolidated subsidiaries.
     Shareholders’ equity to assets as of September 30, 2006 was 10.0 percent, compared with 9.8 percent at September 30, 2005 and was 10.0 percent as of December 31, 2005.
     The accumulated other comprehensive loss on available-for-sale securities and interest rate swaps at September 30, 2006 was $46.4 million compared with $36.9 million at September 30, 2005 and $51.6 million at December 31, 2005.
     The following table provides information about purchases by the Company during the nine months ended September 30, 2006 of equity securities that are registered by the Company pursuant of Section 12 of the Exchange Act.

			Total number of Shares
	Total Number of	Average	(or Units) Purchased as	Maximum Number of
	Shares (or	Price	Part of Publicly	Shares that May Yet
	Units)	Paid per Share	Announced Plans or	Be Purchased Under
Period	Purchased	(or Unit)	Programs	the Plans or Programs
02/01/06 - 02/28/06	41,200	$73.64	41,200	337,800
04/01/06 - 04/30/06	150,000	70.53	150,000	1,687,800
05/01/06 - 05/31/06	880,600	73.18	880,600	807,200
06/01/06 - 06/30/06	461,000	64.82	461,000	346,200
07/01/06 - 07/31/06	40,000	65.80	40,000	1,806,200
08/01/06 - 08/31/06	343,800	66.38	343,800	1,462,400
09/01/06 - 09/30/06	163,100	65.80	163,100	1,299,300
	2,079,700	69.30	2,079,700 (1)	1,299,300 (2)

(1)	No shares were received in payment of the exercise price of stock options.

(2)	Remaining shares available for repurchase as of September 30, 2006, pursuant to the program approved on July 6, 2006 by the Company’s Board of Directors. Unless terminated earlier by resolution of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

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
     The Company has a large portfolio of rate-sensitive commercial loans that are funded in part by rate-stable core deposits. As a result, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company mitigates this risk using on and off-balance sheet hedging vehicles. Over time, as interest rates have risen, the Company has moved to a more neutral position. Increased reliance on wholesale funding sources and other changes in the mix of the balance sheet have also moved the Company to a more neutral position. Based on the balance sheet at September 30, 2006, the Company’s net interest income simulation model indicates that net interest income would be slightly impacted by changes in interest rates. Assuming a static balance sheet, a gradual 100-basis-point parallel decline in the yield curve over a twelve-month horizon would result in a decrease in projected net interest income of approximately 0.1 percent. This compares to decreases in projected net interest income of 0.8 percent and 0.5 percent at December 31, 2005 and September 30, 2005, respectively. A gradual 100-basis-point parallel increase in the yield curve over the next twelve-month period would result in an increase in projected net interest income of approximately 0.6 percent. This compares to increases in projected net interest income of 0.7 percent at December 31, 2005 and 0.2 percent at September 30, 2005.
     Present Value of Equity: The simulation model indicates that the Present Value of Equity (PVE) is impacted by a sudden and substantial increase in interest rates. As of September 30, 2006, a 200-basis-point increase in interest rates results in a 2.7 percent decline in PVE. This compares to declines of 3.7 percent and 3.9 percent at December 31, 2005 and September 30, 2005, respectively.

     The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	September 30, 2006			December 31, 2005			September 30, 2005
	Notional	Fair		Notional	Fair		Notional	Fair
Dollars in millions	Amount	Value	Duration	Amount	Value	Duration	Amount	Value	Duration
Fair Value Hedge Receive
Fixed Interest Rate Swap
Certificates of deposit	$175.0	$(0.2)	0.4	$15.0	$—	0.6	$15.0	$0.1	0.5
Long-term and subordinated debt	490.9	(1.9)	3.9	490.9	5.7	4.5	490.9	10.5	4.7

Total fair value hedge swaps	665.9	(2.1)	3.0	505.9	5.7	4.4	505.9	10.6	4.6

Cash Flow Hedge Receive
Fixed Interest Rate Swaps
US Dollar LIBOR-based loans	350.0	(3.3)	0.4	600.0	(7.9)	0.8	675.0	(7.9)	0.9
Prime based loans	425.0	(3.6)	0.8	425.0	(3.3)	1.7	325.0	(1.7)	1.9

Total cash flow hedge swaps	775.0	(6.9)	0.6	1,025.0	(11.2)	1.2	1,000.0	(9.6)	1.2

Fair Value and Cash Flow
Interest Rate Swaps (1)	$1,440.9	$(9.0)	1.7	$1,530.9	$(5.5)	2.2	$1,505.9	$1.0	2.4

(1)	Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset (if applicable) and mark-to-market liablity.
     Credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for the Company and its subsidiaries with each counterparty that were outstanding at the end of the period, taking into consideration legal right of offset. In the normal course of business, the Company’s swap agreements require collateral to mitigate the amount of credit risk if certain market value thresholds are exceeded. At September 30, 2006 the Bank had delivered securities with a market value of $3.1 million as margin for swaps with a negative replacement value of $0.2 million. For the same period, the Corporation had delivered securities with market value of $12.3 million as margin for swaps with a negative replacement value of $8.0 million.
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
     A number of factors, some of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) changes in interest rates, (2) significant changes in banking laws or regulations, (3) increased competition in the Company’s markets, (4) other-than-expected credit losses due to business losses, real estate cycles or other economic events, (5) earthquake or other natural disasters affecting the condition of real estate collateral, (6) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (7) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (8) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (9) general business and economic conditions, including movements in interest rates, the slope of the yield curve and changes in business formation and growth, commercial real estate development and real estate prices. Additional factors that may cause future results to differ materially from forward-looking statements are discussed in Part I, Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K as of December 31, 2005, to which reference is hereby made. There is no assurance that any list of risks and uncertainties or risk factors is complete.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) Purchase of Equity Securities by the Issuer and Affiliated Purchaser.
     The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended September 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 5.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

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

CITY NATIONAL CORPORATION (Registrant)
DATE: November 8, 2006	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)