Form 10-Q/A
period 2006-09-30
CITY NATIONAL CORP
filed 2006-11-13
CIK 201461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 1, 2006, there were 47,590,642 shares of Common Stock outstanding.

EXPLANATORY NOTE
     Amended for a change to the shares of Common Stock outstanding as of November 1, 2006 as presented on page 1.

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

CITY NATIONAL CORPORATION (Registrant)
DATE: November 13, 2006	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)