Form 10-K
period 2006-12-31
CITY NATIONAL CORP
filed 2007-03-01
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates of the registrant was approximately $2,627,593,801 based on the June 30, 2006 closing sale price of Common Stock of $65.09 per share as reported on the New York Stock Exchange.

As of January 31, 2007, there were 47,637,986 shares of Common Stock outstanding.

Documents Incorporated by Reference

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of City National Corporation’s definitive proxy statement for the 2007 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART I

Item 1.                        Business

General

City National Corporation (the “Corporation”), a Delaware corporation organized in 1968, is a bank holding company and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”). The Corporation provides a wide range of banking, investing and trust services to its clients through its wholly-owned banking subsidiary, City National Bank (the “Bank” and together with the Corporation, its subsidiaries, and its asset management affiliates, the “Company”). The Bank, which has conducted business since 1954, is a national banking association headquartered in Beverly Hills, California and operating through 54 offices, including 12 full-service regional centers, in Southern California, the San Francisco Bay Area and New York City. At December 31, 2006, the Company had consolidated total assets of $14.9 billion, average loan balances of $9.9 billion, and assets under management or administration (excluding minority-owned asset managers) of $48.7 billion. The Company focuses on providing affluent individuals and entrepreneurs, their businesses and their families with complete financial solutions. The organization’s mission is to provide this banking and financial experience through an uncommon dedication to extraordinary service, proactive advice and total financial solutions.

On May 31, 2006, the Company completed the acquisition of Independence Investments LLC, a Boston-based investment management firm that manages $8 billion in assets for corporate, public and Taft-Hartley pension plans, as well as foundations and endowments. The purchase price was $25 million in cash. See “Management’s Discussion and Analysis” later in this report for further details regarding this acquisition.

On November 1, 2006, the Corporation announced a definitive agreement to acquire Business Bank Corporation, parent company of Business Bank of Nevada, Las Vegas, Nevada. The stockholders of Business Bank Corporation approved the acquisition at a special shareholders’ meeting held on February 9, 2007. The transaction is expected to close in the first quarter of 2007 subject to approval by banking regulators and the satisfaction of other customary closing conditions. See “Management’s Discussion and Analysis” later in this report for further details regarding this acquisition.

The Company has two reportable segments, Commercial and Private Banking and Other. The Other segment is comprised of all subsidiaries, Wealth Management Services and the portion of corporate departments allocated to the operating segments other than Commercial and Private Banking. Information about the Company’s segments is provided in Note 15 to the Consolidated Financial Statements beginning on page A-35 of this report as well as in the “Management’s Discussion and Analysis” beginning on page 28 of this report. In addition, the following information is provided to assist the reader in understanding the Company’s business segments:

The Bank’s principal client base comprises small to mid-sized businesses, entrepreneurs, professionals, and affluent individuals. Since commencing operations in 1954, the Bank has served its clients through relationship banking. The Bank’s value proposition is to provide the ultimate banking experience through depth of expertise, breadth of resources, focus and location, dedication to complete solutions, relationship banking model and an integrated team approach. Through the use of private and commercial banking teams, product specialists and investment advisors, the Bank facilitates the use by the client, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking, equipment financing, asset-based lending, and other products and services. The Company also lends, invests, and provides services in accordance with its Community Reinvestment Act (“CRA”) commitments.

The Bank’s Wealth Management division and the Corporation’s asset management subsidiaries make available the following investment advisory and wealth management resources and expertise to the Company’s clients:

•       investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management;

•       personal and business trust and investment services, including employee benefit trust services, 401(k) and defined benefit plans; and

•       estate and financial planning and custodial services.

The Bank also advises and makes available mutual funds under the name of CNI Charter Funds. The Corporation currently owns majority interests in eight investment advisor subsidiaries and minority interests in one asset management firm.

At December 31, 2006, the Company had 2,689 full-time equivalent employees.

Competition

There is significant competition among commercial banks and other financial institutions in the Corporation’s market areas. California and New York are both highly competitive environments for banking and other financial organizations providing private and business banking and wealth management services. The Bank faces competitive credit and pricing pressure as it competes with other banks and financial organizations. The Company’s performance is also significantly influenced by California’s economy. As a result of the GLB Act, the Corporation also competes with other providers of financial services such as money market mutual funds, securities firms, credit unions, insurance companies and other financial services companies. Furthermore, interstate banking legislation has promoted more intense competition by eroding the geographic constraints on the financial services industry.

Our ability to compete effectively is due to our provision of personalized services resulting from management’s knowledge and awareness of its clients’ needs and its market areas. We believe this relationship banking approach and knowledge provide a business advantage in providing high client satisfaction and serving the small to mid-sized businesses, entrepreneurs, professionals and other affluent individuals that comprise the Company’s client base. In addition, our ability to compete depends on our ability to continue to attract and retain our senior management and other key colleagues.

Economic Conditions, Government Policies, Legislation, and Regulation

The Company’s profitability, like most financial institutions, is highly dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the Company’s control, such as inflation, recession, and unemployment. Energy and commodity prices and the value of the dollar are additional primary sources of risk and volatility. The impact that future changes in domestic and foreign economic conditions might have on the Company cannot be predicted. See Item 1A—Risk Factors.

The Company’s business and earnings are affected by the monetary and fiscal policies of the federal government and its agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are its open-market operations in U.S. Government securities, including adjusting the required level of reserves for depository institutions subject to its reserve requirements, and varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The policies of the Federal Reserve may have an affect on the Company’s business, results of operations and financial condition.

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

Regulatory Agencies

The Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. As a financial holding company and a bank holding company, the Corporation is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”), and is subject to supervision, regulation and inspection by the Federal Reserve. The Corporation is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, and the Securities Exchange Act of 1934, as administered by the SEC. The Corporation is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CYN” and is subject to the rules of the NYSE for listed companies.

The Bank, as a national banking association, is subject to broad federal regulation and oversight extending to all its operations by the Office of the Comptroller of the Currency (“OCC”), its primary regulator, and also by the Federal Reserve and the Federal Deposit Insurance Corporation.

The Corporation’s non-bank subsidiaries are also subject to regulation by the Federal Reserve Board and other federal and state agencies. Under the Investment Advisers Act of 1940 (“Advisers Act”), an investment adviser who manages $25 million or more in client assets or who acts as an adviser to a registered investment company, such as our asset management firms, must register with the SEC. City National Securities, Inc. (“CNS”) is regulated by the SEC, the National Association of Securities Dealers, Inc. (“NASD”) and state securities regulators.

The Corporation

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. As a result of the GLB Act, which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined solely by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments.

If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be “well capitalized” and “well managed” and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. In addition, the subsidiary depository institution must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. (See the section captioned “Community Reinvestment Act” included elsewhere in this item.) The Corporation’s declaration to become a financial holding company was deemed effective by the Federal Reserve Board in 2005.

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

The BHC Act generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Financial holding companies like the Corporation are also permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities, without prior approval of the Federal Reserve Board.

The BHC Act, the Federal Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5.0 percent of the voting shares of a commercial bank or its parent holding company. Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Source of Strength Doctrine

Federal Reserve Board policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and does not permit a bank holding company to conduct its operations in an unsafe or unsound manner. Under this “source of strength doctrine,” a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment of deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. In addition, under the National Bank Act, if the capital stock of the Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Corporation. If the assessment is not paid within three months, the OCC could order a sale of the Bank stock held by the Corporation to make good the deficiency. Furthermore, the Federal Reserve has the right to order a bank holding company to terminate any activity that the Federal Reserve believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.

The Bank

The OCC has extensive examination, supervision and enforcement authority over all national banks, including the Bank. If, as a result of an examination of a bank, the OCC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the OCC. These remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance.

The OCC, as well as other federal banking agencies, has adopted regulations and guidelines establishing safety and soundness standards, including but not limited to such matters as loan underwriting and documentation, risk management, internal controls and audit systems, interest rate risk exposure, asset quality and earnings and compensation and other employee benefits.

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

Anti-Money Laundering and OFAC Regulation

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 (“BSA”) and subsequent laws and regulations require the Bank to take steps to prevent the use of the Bank or its systems from facilitating the flow of illegal or illicit money and to file suspicious activity reports. Those requirements include ensuring effective Board and management oversight, establishing policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities. The USA Patriot Act of 2001 (“Patriot Act”) significantly expanded the anti-money laundering (“AML”) and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Regulations promulgated under the Patriot Act impose various requirements on financial institutions, such as standards for verifying client identification at account opening and maintaining expanded records (including “Know Your Customer” and “Enhanced Due Diligence” practices) and other obligations to maintain appropriate policies, procedures and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing. The Patriot Act also applies BSA procedures to broker-dealers. An institution subject to the Patriot Act must provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The OCC continues to issue regulations and new guidance with respect to the application and requirements of BSA and AML. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

Failure of a financial institution to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Dividends and Other Transfers of Funds

The Corporation is a legal entity separate and distinct from the Bank. Dividends from the Bank constitute the principal source of cash revenues to the Corporation. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Corporation. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan and lease losses. Under the most restrictive of these restrictions, at December 31, 2006, the Bank could have paid dividends of $143.9 million to the Corporation without obtaining prior approval of its banking regulators and without adversely affecting the Bank’s “well capitalized” status. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods. In addition, federal bank regulatory authorities can prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Federal law limits the ability of the Bank to extend credit to the Corporation or its other affiliates, to invest in stock or other securities thereof, to take such securities as collateral for loans, and to purchase assets from the Corporation or other affiliates. These restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Corporation or to or in any other affiliate are limited individually to 10 percent of the Bank’s capital stock and surplus and in the aggregate to 20 percent of the Bank’s capital stock and surplus. See “Note 13 to Notes to Consolidated Financial Statements” on page A-31 of this report.

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

At December 31, 2006, the Corporation and the Bank each exceeded the required risk-based capital ratios for classification as “well capitalized” as well as the required minimum leverage ratios. See “Management’s Discussion and Analysis—Balance Sheet Analysis—Capital” on page 62 of this report.

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

The existing U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (Basel I) of the Basel Committee on Banking Supervision (“BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In June 2004, BIS issued a revised framework for measuring capital adequacy (“Basel II”) including setting capital requirements for operational risk and refining the existing capital requirements for credit risk and market risk. Basel II promotes risk management practices and includes a greater use of assessments of risk provided by banks’ internal systems as inputs to capital calculations. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on Basel II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing Basel II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect, but would not be required to apply.

In December 2006, the banking agencies issued a notice of proposed rulemaking (NPR) for a more fully developed U.S. risk-based capital framework. The amendments in this NPR, often referred to as

“Basel IA” would apply to banks not using the advanced approaches prescribed by Basel II. The NPR would allow most banks to choose between the Basel I, IA and II capital standards. Banks not required to follow Basel II would have the option to adopt the Basel IA requirements, or remain subject to the existing risk-based capital rules under Basel I. The stated goal of Basel IA is to improve current bank standards by making them more risk sensitive, without creating a system that is too complex and expensive. The regulators are also acknowledging and soliciting industry input, emphasizing the need for a capital standard that eliminates or minimizes the competitive advantage of one methodology over another. The capital-adequacy framework of Basel IA is intended to produce more sensitive, risk-based capital requirements than the existing general risk-based capital rules resulting from Basel I, without the heavy regulatory burden of Basel II. Basel II core or opt-in banks would rely on internal risk-measurement systems to estimate risk parameters for exposures, using specific risk-based capital formulas to transform the internally calculated risk parameters into risk-weighted asset amounts. Credit and operational risk-weighted assets represent a bank’s total risk-weighted assets, which are the basis for determining a bank’s capital requirements. Basel IA banks would generally rely on a combination of their existing internal loan risk-rating system, external ratings of certain debt issues and issuers, real estate collateral valuations, and an expanded system of risk-weighting percentages and credit conversion factors to allocate capital for credit, operational and market risks. The proposed Basel IA rule maintains the general risk-based capital rules’ minimum tier-1, risk-based capital ratio of four percent and total risk-based capital ratio of eight percent.

The comment period for the NPR expires on March 26, 2007. The banking agencies have indicated their intent to have the Basel II provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the Basel IA provisions for others will be implemented on similar timeframes. The Corporation is not an internationally active banking organization and has not made a determination as to whether it would opt to apply the Basel IA or the Basel II provisions once they become effective.

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

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2006 ranged from 0 to 27 cents per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution’s capital group and supervisory subgroup assignment. An institution’s capital group is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. An institution’s supervisory subgroup assignment is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The bank was not required to pay any deposit insurance premiums in 2006. In 2007 the FDIC will impose higher assessment rates in connection with declines in the insurance fund. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Bank received a one-time assessment credit of $6.4 million that will be applied against 2007 premiums, subject to certain limitations. In addition to its normal deposit insurance premium as a member of the BIF, the Bank must pay an additional premium toward the retirement of the Financing Corporation bonds (“FICO Bonds”) issued in the 1980s to assist in the recovery of the savings and loan industry. In 2006, this premium was approximately $1.5 million, determined at the rate of 1.3 cents per $100 of insured deposits. An increase in the assessment rate in future years could have a material adverse affect on the Corporation’s earnings, depending on the amount of the increase.

Depositor Preference

The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institutions, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Act permits banks and bank holding companies from any state to acquire banks located in any other state, subject to certain conditions, including certain nationwide and state-imposed concentration limits. The Company also has the ability, subject to certain restrictions, to acquire branches outside its home state by acquisition or merger. The establishment of new interstate branches is also possible in those states with laws that expressly permit de novo branching. Interstate branches are subject to certain laws of the states in which they are located. In December 2002, the Company purchased an existing branch in New York and opened a private banking facility and in November 2006, the Corporation announced plans to acquire a bank in Nevada. From time to time, the Company may engage in additional interstate branch and bank acquisitions.

Community Reinvestment Act

Under the Community Reinvestment Act of 1977 (“CRA”), the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities and to take that record into account in its evaluation of certain applications by such institution, such as applications to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions or engage in certain activities pursuant to the GLB Act. An unsatisfactory rating may be the basis for denying the application. Based on its most recent examination report from January 2006, the Bank received an overall rating of “satisfactory.”  In arriving at the overall rating, the OCC rated the Bank’s performance levels under CRA with respect to lending (high satisfactory), investment (outstanding) and service (high satisfactory).

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

In addition, federal law and certain state laws (including California) currently contain client privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstance, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of  “opt out” or “opt in” authorizations. Pursuant to the GLB Act and certain state laws (including California) companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.

Securities and Exchange Commission

The Sarbanes-Oxley Act (“SOX”) of 2002 imposed significant new requirements on publicly-held companies such as the Corporation, particularly in the area of external audits, financial reporting and disclosure, conflicts of interest, and corporate governance at public companies. The Company, like other public companies, has reviewed and reinforced its internal controls and financial reporting procedures in response to the various requirements of SOX and implementing regulations issued by the SEC and the New York Stock Exchange. The Company always emphasized best practices in corporate governance and has continued to do so in compliance with these new legal requirements, which are intended to enable stockholders to more easily and efficiently monitor the performance of companies and directors.

The SEC regulations applicable to the Company’s investment advisers cover all aspects of the investment advisory business, including compliance requirements, limitations on fees, record-keeping, reporting and disclosure requirements and general anti-fraud prohibitions.

Executive Officers of the Registrant

Shown below are the names and ages of all executive officers of the Corporation and officers of the Bank who are deemed to be executive officers of the Corporation as of January 31, 2007, with indication of all positions and offices with the Corporation and the Bank.

Name	Age	Present principal occupation and principal occupation during the past five years
Russell D. Goldsmith	56

President, City National Corporation since May 2005; Chief Executive Officer, City National Corporation and Chairman of the Board and Chief Executive Officer, City National Bank since October 1995; Vice Chairman of City National Corporation October 1995 to May 2005

Bram Goldsmith	84	Chairman of the Board, City National Corporation
Christopher J. Carey	52

Executive Vice President and Chief Financial Officer, City National Corporation and City National Bank since July 2004; Executive Vice President and Chief Financial Officer, Provident Financial Group, November 1998 to June 2004

Christopher J. Warmuth	52

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

Michael B. Cahill	53	Executive Vice President, Corporate Secretary and General Counsel, City National Bank and City National Corporation since June 2001; Interim Senior Risk Management Officer, October 2003 to July 2004
Brian Fitzmaurice	46

Executive Vice President and Chief Credit Officer, City National Bank since February 2006; Senior Risk Manager, Citibank West, FSB successor to California Federal Bank, FSB, November 2002 to February 2006; Senior Vice President and Chief Credit Officer, Commercial Banking, California Federal Bank, FSB, April 1998 to November 2002

Nancy Gilson	51

Controller, City National Corporation and City National Bank since April 2005; Assistant Controller, City National Bank, December 2004 to April 2005; Vice President, Financial Reporting, California National Bank, October 2002 to December 2004; Vice President, Controller, California National Bank, March 1997 to September 2002

(1)          Mr. Russell Goldsmith is the son of Mr. Bram Goldsmith.

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

Item 1A—Risk Factors

Forward-Looking Statements

This report and other reports and statements issued by the Company and its officers from time to time contain forward-looking statements that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management, and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, and statements preceded by, followed by, or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions.

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

Bank clients could move their money to alternative investments causing us to lose a lower cost source of funding.   Demand deposits can decrease when clients perceive alternative investments, such as those available in our wealth management business, as providing a better risk/return tradeoff. When clients move money out of bank demand deposits and into other investments, we lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income.

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

Increased competition from financial service companies and other companies that offer banking services could negatively impact our business.   Increased competition in our market may result in reduced loans and deposits. Many competitors offer the banking services that we offer in our service area. These competitors include national, regional, and community banks. We also face intense competition from many other types of financial institutions, including, without limitation, savings and loans, finance companies, brokerage firms, insurance companies, credit unions, private equity funds, mortgage banks, and other financial intermediaries. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that were traditionally offered only by banks.

We also face intense competition for talent. Our success depends, in large part, on our ability to hire and retain key people. Competition for the best people in most businesses in which we engage can be intense. If we are unable to attract and retain talented people, our business could suffer.

Our results would be adversely affected if we suffered higher than expected losses on our loans due to a slowing economy, real estate cycles or other economic events.   We assume risk from the possibility that we will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. We try to minimize this risk by adopting and implementing what we believe are effective underwriting and credit policies and procedures, including how we establish and review the allowance for loan and lease losses. We assess the likelihood of nonperformance, track loan performance, and diversify our credit portfolio. Those policies and procedures may still not prevent unexpected losses that could adversely affect our results.

The Company continually monitors changes in the economy, particularly housing prices and unemployment rates. We also monitor the value of collateral, such as real estate, for loans made by us. A decline in value of such collateral would in turn reduce clients’ borrowing power and reduce the value of assets associated with our existing loans.

General business and economic conditions may significantly affect our earnings.   Our business and earnings are sensitive to general business and economic conditions. These conditions include the characteristics and slope of the yield curve, inflation, available money supply, the value of the U.S. dollar as compared to foreign currencies, fluctuations in both debt and equity markets, and the strength of the U.S. economy and the local economies in which we conduct business. Changes in these conditions may adversely affect demand for our products and services, and may adversely affect the underlying financial strength and liquidity of our clients. A prolonged economic downturn could increase the number of clients who become delinquent or default on their loans. An increase in delinquencies or defaults could result in a higher level of nonperforming assets, charge-offs and provision for credit losses, which could adversely affect our earnings.

Our controls and procedures could fail or be circumvented.   Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect our business, results of operations and financial condition.

Changes in accounting standards or tax legislation.   Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements or elected representatives approve changes to tax laws. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

Acquisition risks.   We have in the past and may in the future seek to grow our business by acquiring other businesses. We cannot predict the frequency, size or timing of our acquisitions, and we typically do not comment publicly on a possible acquisition until we have signed a definitive agreement.  There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the time required to complete the integration; the amount of longer-term cost savings; or the overall performance of the combined entity. Integration of an acquired business can be complex and costly. If we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected.

Operational risks.   The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficacy of our technology and information systems, operational infrastructure, relationships with third parties and our colleagues in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or systems failures, disruption of client operations and activities, ineffectiveness or exposure due to interruption in third party support as expected, as well as, the loss of key colleagues or failure on the part of key colleagues to perform properly.

Negative public opinion could damage our reputation and adversely affect our earnings.   Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including activities in our private and business banking operations and investment and trust operations; our management of actual or potential conflicts of interest and ethical issues; and our protection of confidential client information. Negative public opinion can adversely affect our ability to keep and attract clients and can expose us to litigation and regulatory action. We take steps to minimize reputation risk in the way we conduct our business activities and deal with our clients and communities.

Item 1B—Unresolved Staff Comments

The Company has no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

Item 2.                        Properties

The Company has its principal offices in the City National Center, 400 North Roxbury Drive, Beverly Hills, California 90210, which the Company owns and occupies. The property has a market value in excess of its depreciated value included in the Company’s financial statements. As of December 31, 2006, the

Bank owned one other banking office property in Riverside, California. The Company actively maintains operations in 54 banking offices and certain other properties.

The Bank leases approximately 386,648 rentable square feet of commercial office space in downtown Los Angeles in the office tower located at 555 S. Flower Street (“City National Tower” and together with the three story plaza building adjacent to City National Tower at 525 S. Flower Street, “City National Plaza”). City National Tower serves as the Bank’s administrative center, bringing together more than 24 departments. In addition, City National Plaza houses the Company’s Downtown Los Angeles Regional Center, offering extensive private and business banking and wealth management capabilities.

The remaining banking offices and other properties are leased by the Bank. Total annual rental payments (exclusive of operating charges and real property taxes) are approximately $26 million, with lease expiration dates for office facilities ranging from 2007 to 2022, exclusive of renewal options.

Item 3.                        Legal Proceedings

The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, does not believe that the outcome of such lawsuits will have a material adverse effect upon the Company.

The Corporation is not aware of any material proceedings to which any director, officer, or affiliate of the Corporation, any owner of record or beneficially of more than 5 percent of the voting securities of the Corporation as of December 31, 2006, or any associate of any such director, officer, affiliate of the Corporation, or security holder is a party adverse to the Corporation or any of its subsidiaries or has a material interest adverse to the Corporation or any of its subsidiaries.

Item 4.                        Submission of Matters to a Vote of Security Holders

There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

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

			Dividends
Quarter Ended	High	Low	Declared
2006
March 31	$78.25	$71.95	$0.41
June 30.	78.25	60.02	0.41
September 30	68.41	63.69	0.41
December 31.	71.29	65.34	0.41
2005
March 31	$71.35	$67.49	$0.36
June 30	72.90	66.84	0.36
September 30.	76.10	68.42	0.36
December 31	75.12	66.39	0.36

As of January 31, 2007, the closing price of the Corporation’s stock on the New York Stock Exchange was $71.93 per share. As of that date, there were approximately 2,305 holders of record of the Corporation’s common stock. On January 22, 2007, the Board of Directors authorized a regular quarterly cash dividend on its common stock at a rate of $0.46 per share payable on February 21, 2007 to all shareholders of record on February 7, 2007.

For a discussion of dividend restrictions on the Corporation’s common stock, see Note 13 of the Notes to Consolidated Financial Statements on page A-31 of this report.

The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2006.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/06 - 10/31/06	80,000		65.70	80,000	1,219,300
11/01/06 - 11/30/06	116,300		66.50	116,300	1,103,000
12/01/06 - 12/31/06	45,300		67.87	45,300	1,057,700
	241,600	(1)	66.49	241,600	1,057,700	(1)

(1)          On July 6, 2006, the Company’s Board of Directors authorized the Company to repurchase 1.5 million additional shares of the Company’s stock following completion of its previously approved initiative. Unless terminated earlier by resolution of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. During the fourth quarter of 2006, the Company repurchased an aggregate of 241,600 shares of our common stock pursuant to the repurchase program that we publicly announced on July 6, 2006, and there are 1,057,700 shares remaining to be purchased. We received no shares in payment for the exercise price of stock options.

Item 6.                        Selected Financial Data

The information required by this item appears on page 27, under the caption “Selected Financial Information,” and is incorporated herein by reference.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears on pages 28 through 62, under the caption “Management’s Discussion and Analysis,” and is incorporated herein by reference.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

The information required by this item appears on pages 44 through 48, under the caption “Management’s Discussion and Analysis,” and is incorporated herein by reference.

Item 8.                        Financial Statements and Supplementary Data

The information required by this item appears on page 64 under the captions “2006 Quarterly Operating Results” and “2005 Quarterly Operating Results,” and on page A-5 through A-40 and is incorporated herein by reference.

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

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G (3).

The additional information required by this item will appear in the Corporation’s definitive proxy statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2007 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 11.                 Executive Compensation

The information required by this item will appear in the 2007 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2007 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will appear in the 2007 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2007 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item will appear in the 2007 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2007 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period. Also see “Note 5 to Notes to Consolidated Financial Statements” on page A-18 of this report.

Item 14.                 Principal Accountant Fees and Services.

The information required by this item will appear in the 2007 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2007 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)   The following documents are filed as part of this report:

1.                 Financial Statements:

Management’s Report on Internal Control Over Financial Reporting	A-1
Report of Independent Registered Public Accounting Firm	A-2
Report of Independent Registered Public Accounting Firm	A-4
Consolidated Balance Sheet at December 31, 2006 and 2005	A-5
Consolidated Statement of Income for each of the years in the three-year period ended December 31, 2006	A-6
Consolidated Statement of Cash Flows for each of the years in the three-year period ended December 31, 2006	A-7
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2006	A-8
Notes to the Consolidated Financial Statements	A-9

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

	(c)	6.75 percent Subordinated Notes Due 2011 in the principal amount of $150.0 million.
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
	(g)	CN Real Estate Investment Corporation Servicing Agreement
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

	(g)*	Intentionally Omitted.
	(h)*	Intentionally Omitted.
(i)*

Employment Agreement made as of June 30, 2006 by and between Russell Goldsmith and the Registrant and City National Bank (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

	(j)*	1995 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
	(k)*	Amendment to 1995 Omnibus Plan (This Exhibit is incorporated by reference form the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
	(l)*	Amended and Restated Section 2.8 of 1995 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
	(m)*	1999 Omnibus Plan (This Exhibit is incorporated by reference from the Registrants Annual Report on Form 10-K for the year ended December 31, 2004).
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

(q)*	2000 City National Bank Executive Deferred Compensation Plan. (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.)
(r)*

Form of Change of Control Agreement for members of City National Bank executive committee (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

(s)*	2000 City National Bank Director Deferred Compensation Plan. (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.)
(t)*	City National Bank Executive Management Bonus Plan. (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.)
(u)*	City National Corporation 2001 Stock Option Plan. (This Exhibit is incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.)
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

10.6*

City National Corporation 2006 Compensatory Agreement with CEO and Named Executive Officers filed in current report on Form 8-K dated March 1, 2006 (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.7*

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

10.9*

Form of Stock Option Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants). (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.10*

Form of Restricted Stock Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants). (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.11*

Form of Restricted Stock Unit Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants). (This Exhibit is incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.12*

Form of Restricted Stock Unit Award Agreement (Cash Only Award) Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement (Cash Only Award) Addendum.

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

City National Corporation
(Registrant)
	By	/s/ RUSSELL D. GOLDSMITH
Russell D. Goldsmith,
February 27, 2007		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ RUSSELL D. GOLDSMITH	President/Chief Executive	February 27, 2007
Russell D. Goldsmith (Principal Executive Officer)	Officer/Director
/S/ CHRISTOPHER J. CAREY	Executive Vice President and	February 27, 2007
Christopher J. Carey (Principal Financial Officer and Principal Accounting Officer)	Chief Financial Officer
/S/ BRAM GOLDSMITH	Chairman of the Board/Director	February 27, 2007
Bram Goldsmith
/S/ CHRISTOPHER J. WARMUTH	Executive Vice President/Director	February 27, 2007
Christopher J. Warmuth
/S/ RICHARD L. BLOCH	Director	February 27, 2007
Richard L. Bloch
/S/ KENNETH L. COLEMAN	Director	February 27, 2007
Kenneth L. Coleman
/S/ ASHOK ISRANI	Director	February 27, 2007
Ashok Israni
/S/ LINDA M. GRIEGO	Director	February 27, 2007
Linda M. Griego

/S/ MICHAEL L. MEYER	Director	February 27, 2007
Michael L. Meyer
/S/ RONALD L. OLSON	Director	February 27, 2007
Ronald L. Olson
/S/ BRUCE ROSENBLUM	Director	February 27, 2007
Bruce Rosenblum
/S/ PETER M. THOMAS	Director	February 27, 2007
Peter M. Thomas
/S/ KENNETH ZIFFREN	Director	February 27, 2007
Kenneth Ziffren

FINANCIAL HIGHLIGHTS

Dollars in thousands,			Percent
except per share amounts (1)	2006	2005	change
FOR THE YEAR
Net income	$233,523	$234,735	(1)
Net income per common share, basic	4.82	4.77	1
Net income per common share, diluted	4.66	4.60	1
Dividends per common share	1.64	1.44	14
AT YEAR END
Assets	$14,884,381	$14,581,860	2
Securities	3,102,279	4,011,845	(23)
Loans	10,386,005	9,265,602	12
Deposits	12,172,816	12,138,472	0
Shareholders’ equity	1,490,915	1,458,008	2
Book value per common share	31.39	29.55	6
AVERAGE BALANCES
Assets	$14,715,583	$14,161,272	4
Securities	3,489,126	4,029,386	(13)
Loans	9,948,363	8,875,358	12
Deposits	11,869,927	11,778,839	1
Shareholders’ equity	1,460,863	1,389,731	5
SELECTED RATIOS
Return on average assets	1.59%	1.66%	(4)
Return on average shareholders’ equity	15.99	16.89	(5)
Corporation’s tier 1 leverage	8.81	8.82	0
Corporation’s tier 1 risk-based capital	11.09	12.33	(10)
Corporation’s total risk-based capital	13.60	15.53	(12)
Period-end shareholders’ equity to period-end assets	10.02	10.00	0
Dividend payout ratio, per share	34.31	30.35	13
Net interest margin	4.58	4.79	(4)
Efficiency ratio (2)	55.98	53.30	5
ASSET QUALITY RATIOS
Nonaccrual loans to total loans	0.20%	0.16%	25
Nonaccrual loans and OREO to total loans and OREO	0.20	0.16	25
Allowance for loan and lease losses to total loans	1.50	1.66	(10)
Allowance for loan and lease losses to nonaccrual loans	743.88	1,069.33	(30)
Net recoveries to average loans	0.03	0.10	(70)
AT YEAR END
Assets under management (3)	$27,859,729	$19,256,202	45
Assets under management or administration (3)	48,684,237	39,588,954	23

(1)          Certain prior period balances have been reclassified to conform to the current period presentation.

(2)          The efficiency ratio is defined as noninterest expense excluding OREO expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

(3)          Excludes $9.1 and $7.2 billion of assets under management for the Convergent Capital Management asset managers in which City National holds minority ownership interests as of December 31, 2006 and December 31, 2005, respectively.

SELECTED FINANCIAL INFORMATION

	As of or for the year ended December 31,
Dollars in thousands, except per share data (1)	2006	2005	2004	2003	2002
Statement of Income Data:
Interest income	$826,294	$716,276	$602,083	$573,337	$607,273
Interest expense	220,405	106,125	58,437	61,110	94,444
Net interest income	605,889	610,151	543,646	512,227	512,829
Provision for credit losses	(610)	—	—	29,000	67,000
Noninterest income .	242,564	210,465	186,507	179,613	148,720
Noninterest expense .	476,219	438,385	395,410	364,178	331,646
Minority interest	5,958	5,675	4,992	4,039	945
Income before taxes .	366,886	376,556	329,751	294,623	261,958
Income taxes	133,363	141,821	123,429	107,946	78,858
Net income	$233,523	$234,735	$206,322	$186,677	$183,100
Per Share Data:
Net income per share, basic .	4.82	4.77	4.21	3.84	3.69
Net income per share, diluted	4.66	4.60	4.04	3.72	3.56
Dividends per share	1.64	1.44	1.28	0.97	0.78
Book value per share .	31.39	29.55	27.39	24.85	22.66
Shares used to compute income per share, basic	48,477	49,159	48,950	48,643	49,563
Shares used to compute income per share, diluted	50,063	51,062	51,074	50,198	51,389
Balance Sheet Data—At Period End:
Assets	$14,884,381	$14,581,860	$14,231,513	$13,028,213	$11,878,296
Securities	3,102,279	4,011,845	4,143,453	3,409,262	2,352,755
Loans	10,386,005	9,265,602	8,481,277	7,882,742	7,999,470
Interest-earning assets	13,723,187	13,522,010	13,334,815	11,985,678	10,858,337
Deposits	12,172,816	12,138,472	11,986,915	10,937,063	9,839,698
Shareholders’ equity	1,490,915	1,458,008	1,348,535	1,219,256	1,109,959
Balance Sheet Data—Average Balances:
Assets	$14,715,583	$14,161,272	$13,395,995	$12,156,145	$10,899,670
Securities	3,489,126	4,029,386	3,642,124	2,929,699	1,934,865
Loans	9,948,363	8,875,358	8,106,657	7,729,150	7,822,653
Interest-earning assets	13,569,376	13,048,298	12,322,702	11,159,034	9,996,998
Deposits	11,869,927	11,778,839	11,275,017	10,045,267	8,639,546
Shareholders’ equity	1,460,863	1,389,731	1,262,562	1,147,477	1,049,393
Asset Quality:
Nonaccrual loans	$20,883	$14,400	$34,638	$42,273	$71,357
OREO	—	—	—	—	670
Total nonaccrual loans and OREO .	$20,883	$14,400	$34,638	$42,273	$72,027
Performance Ratios:
Return on average assets	1.59%	1.66%	1.54%	1.54%	1.68%
Return on average shareholders’ equity .	15.99	16.89	16.34	16.27	17.45
Net interest spread	3.18	3.99	4.11	4.30	4.65
Net interest margin	4.58	4.79	4.54	4.74	5.30
Period-end shareholders’ equity to period-end assets	10.02	10.00	9.48	9.36	9.34
Dividend payout ratio, per share	34.31	30.35	30.50	25.33	21.10
Efficiency ratio	55.98	53.30	53.89	52.13	49.20
Asset Quality Ratios:
Nonaccrual loans to total loans .	0.20%	0.16%	0.41%	0.54%	0.89%
Nonaccrual loans and OREO to total loans and OREO .	0.20	0.16	0.41	0.54	0.90
Allowance for loan and lease losses to total loans	1.50	1.66	1.75	1.98	1.96
Allowance for loan and lease losses to nonaccrual loans	743.9	1,069.3	428.9	369.1	219.5
Net recoveries / (charge-offs) to average loans	0.03	0.10	(0.07)	(0.36)	(0.69)

(1)             Certain prior period balances have been reclassified to conform to the current period presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

City National Corporation and subsidiaries (the Company), through its primary subsidiary, City National Bank (the Bank), provide private and business banking services, including investment and trust services. The Bank is the largest independent commercial bank headquartered in Los Angeles. The Bank’s principal client base comprises small to mid-size businesses, entrepreneurs, professionals, and affluent individuals. For over fifty years, the Bank has served clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate clients’ use, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking and other products and services. The Company also lends, invests and provides services in accordance with its Community Reinvestment Act commitment. Through the Company’s various asset management firms, subsidiaries of the Corporation, and Wealth Management Services, a division of the Bank, the Company offers 1)  investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management, 2) personal and business trust and investment services, including employee benefit trust services, 401(k) and defined benefit plan administration and 3) estate and financial planning and custodial services. The Bank also advises and markets mutual funds under the name of CNI Charter Funds.

The Corporation is the holding company for the Bank. References to the “Company” mean the Corporation and its subsidiaries including the Bank. The financial information presented herein includes the accounts of the Corporation, its non-bank subsidiaries, the Bank, and the Bank’s wholly-owned subsidiaries. All material transactions between these entities are eliminated.

See “Cautionary Statement for Purposes of the “Safe Harbor’ Provision of the Private Securities Litigation Reform Act of 1995,” on page 63 in connection with “forward-looking” statements included in this report.

Over the last three years, the Company’s assets, loans, and deposits have grown by 14 percent, 32 percent, and 11 percent, respectively. The growth primarily reflects the successful sales efforts of the Company’s colleagues, but was also augmented by acquisitions in that period, as described below.

On May 31, 2006, the Company completed the acquisition of Independence Investments LLC, a Boston-based firm that manages $8 billion in assets for corporate, public and Taft-Hartley pension plans, as well as foundations and endowments. The purchase price was $25 million, comprised entirely of cash. The acquisition resulted in $11 million in contract intangibles, which are being amortized over 14 years, and $10 million in goodwill. Results for 2006 reflect the operations of Independence from May 31, 2006, the date the acquisition was completed.

On November 1, 2006, City National Corporation announced a definitive agreement to acquire Business Bank Corporation (BBC), the parent of Business Bank of Nevada (BBNV), in a cash and stock transaction valued at approximately $166 million. Founded in 1995, BBC had assets of $509.8 million, loans of $389.3 million and deposits of $454.2 million as of December 31, 2006. The acquisition is expected to close in the first quarter of 2007, subject to approval by banking regulators as well as the satisfaction of other customary closing conditions. BBC shareholders approved the merger at their Special Meeting of shareholders on February 9, 2007. It is expected to be neutral to earnings per share in 2007 and modestly accretive to earnings per share in 2008. The Company and BBC have filed a proxy statement/prospectus and other relevant documents concerning the merger with the SEC.

CAPITAL ACTIVITY

On March 24, 2004, the Board of Directors authorized the repurchase of an additional 1million shares of City National Corporation stock, following the completion of the July 15, 2003 buyback initiative. In 2005, 630,500 shares were repurchased under this program, and the remaining 369,500 shares were repurchased in 2006. On April 26, 2006 the Board of Directors authorized the repurchase of 1.5 million additional shares of City National Corporation stock, following the completion of the March 24, 2004 buyback initiative. The buyback was completed in August 2006 at an average cost of $69.04. On July 6, 2006, the Board of Directors authorized the repurchase of 1.5 million additional shares of City National Corporation stock, following the completion of the April 26, 2006 buyback initiative. In 2006, 442,300 shares were repurchased under this program at an average cost of $66.24 leaving 1,057,700 shares available to be repurchased. The shares purchased under the buyback programs may be reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. At January 31, 2007, 1,057,700  shares were available for repurchase.

The Corporation paid dividends of $1.64 per share of common stock in 2006 and $1.44 per share of common stock in 2005. On January 22, 2007, the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $0.46 per share (or $1.84 per share for the year) to shareholders of record on February 7, 2007 payable on February 21, 2007. This reflects a 12 percent increase over the $0.41 per share paid in November 2006.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of City National Corporation (the Corporation) and of the Bank and their subsidiaries conform to accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments and the valuation of financial instruments.

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

For the substantial majority of our investments, fair values are determined based upon externally verifiable quoted prices. Using this information, the Company conducts regular reviews to assess whether other-than- temporary impairment exists. Deteriorating global, regional or specific issuer-related economic conditions could adversely affect these values. The Company considers such factors as the length of time and the extent to which the market value has been less than cost and the Company’s intent with regard to the securities in evaluating securities for other-than-temporary impairment. If the Company determines that other-than-temporary impairment exists, the impairment charge would be included in income.

Accounting for the allowance for loan and lease losses and reserve for off-balance sheet credit commitments

The Company accounts for the credit risk associated with lending activities through its allowances for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the income statement to adjust the allowance and reserve to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. The provision for credit losses reflects management’s judgment of the adequacy of the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments. It is determined through quarterly analytical reviews of the loan and commitment portfolios and consideration of such other factors as the Company’s loan and lease loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values, and current economic conditions, as well as the results of the Company’s ongoing credit review process. As conditions change, our level of provisioning and the allowance for loan and lease losses and reserve for off-balance sheet credit commitments may change.

Non-performing loans greater than $500,000 are individually evaluated based upon the borrower’s overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors. In addition, the allowance for loan and lease losses attributed to these impaired loans considers all available evidence including as appropriate, the probability that a specific loan will default (PD), the expected exposure of a loan at default, an estimate of loss given default (LGD), the present value of the expected future cash flows discounted using the loan’s contractual effective rate, the secondary market value of the loan and the fair value of collateral. For commercial non-homogenous loans that are not impaired the bank derives loss factors via a process that begins with estimates of probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance, homogeneous loans, including residential first mortgages, installment, revolving credit and most other consumer loans, is collectively evaluated for loss potential. Management also establishes a qualitative reserve that considers overall portfolio indicators, including current and historical credit losses, delinquent, nonperforming and classified loans, and trends in volumes and terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures, economic, geographical, product, and other environmental factors. Management also considers trends in internally risk-rated exposures, classified exposures, cash-basis loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit-limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

The quantitative portion of the allowance for loan and lease losses is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance. The qualitative portion of the allowance attempts to incorporate the risks inherent in the portfolio, economic uncertainties, historical loss experience, and other subjective factors including industry trends. The reserve for off-balance sheet credit commitments is established by converting the off-balance sheet exposures to a loan equivalent amount and then applying the methodology used for loans described above.

Accounting for derivatives and hedging activities

As part of its asset and liability management strategies, the Company uses interest-rate swaps to reduce cash flow variability and to moderate changes in the fair value of financial instruments. In accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (FAS 133), the Company recognizes derivatives as assets or liabilities on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

In accordance with FAS 133, the Company documents its hedging relationships, including identification of the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a “fair value hedge” which is a hedge of a recognized asset or liability, (ii) a “cash flow hedge” which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an “undesignated hedge”, a derivative instrument not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statement of income. All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet. Effectiveness is measured retrospectively and prospectively, and the Company expects that the hedges will continue to be effective in the future. The Company did not have any significant undesignated hedges during 2006 or 2005.

Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in FAS 133) in offsetting changes in either the fair value or cash flows of the hedged item. Retroactive effectiveness is assessed, as well as the expectation that the hedge will remain effective prospectively.

For cash flow hedges, in which derivatives hedge the variability of cash flows (interest payments) on loans that are indexed to U.S. dollar LIBOR or the Bank’s prime interest rate, the effectiveness is assessed prospectively at the inception of the hedge, and prospectively and retrospectively at least quarterly thereafter. Ineffectiveness of the cash flow hedges is measured on a quarterly basis using the hypothetical derivative method. For cash flow hedges, the effective portion of the changes in the derivatives’ fair value is not included in current earnings but is reported as other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in other comprehensive income is recognized on the same line in the consolidated statement of income as the hedged item, i.e. included in interest income on loans. Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in other noninterest income in the consolidated statement of income.

For fair value hedges, in which derivatives hedge the fair value of certain certificates of deposits, subordinated debt and other long-term debt, the interest-rate swaps are structured so that all key terms of the swaps match those of the underlying debt transactions, therefore ensuring hedge effectiveness at inception. On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and the hedging counterparties are evaluated to ensure that there are no adverse developments regarding counterparty default, therefore ensuring continuous effectiveness. For fair value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings, on the same line in the consolidated statement of income as the related hedged item. The ineffective portion, if any, of the changes in the fair value of these hedges (the differences between changes in the fair value of the interest-rate swaps and the hedged items) is recognized immediately in other noninterest income in the consolidated statement of income.

Fair values are determined from verifiable third-party sources that have considerable experience with the interest-rate swap market. For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest-rate swaps is recorded as an adjustment to net interest income for the hedged items.

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) a derivative expires or is sold, terminated, or exercised, (iii) a derivative is un-designated as a hedge, because it is unlikely that a forecasted transaction will occur; or (iv) the Company determines that designation of a derivative as a hedge is no longer appropriate. If a derivative instrument in a fair value hedge is terminated or the hedge designation removed, the previous adjustments to the carrying amount of the hedged asset or liability would be subsequently accounted for in the same manner as other components of the carrying amount of that asset or liability. For interest-earning assets and interest-bearing liabilities, such adjustments would be amortized into earnings over the remaining life of the respective asset or liability. If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, related amounts reported in other comprehensive income is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Accounting for stock-based compensation

The Company grants stock options, restricted stock and restricted stock units to employees in order to leverage the success of the Company by providing a means of aligning employees’ interests with the interests of shareholders in increasing shareholder value, and by attracting, motivating, retaining, and rewarding key employees. The stock-based compensation plans are authorized and administered by the Compensation, Nominating, & Governance Committee of the Board of Directors, (“the Committee”). Awards may be granted to eligible employees, and shall not exceed 500,000 shares to an employee during any one-year period. Non-qualified and incentive options are issued at an exercise price equal to the fair market value of the common stock on the grant date. The options generally vest evenly over a four-year period, beginning on the first anniversary of the grant date, and have a term of 10 years, after which the options expire. Unvested options are forfeited upon termination of employment, except in the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006, or upon the death of an employee, at which point the remaining unvested options are automatically vested.

Through 2005, the Company applied APB Opinion No. 25 in accounting for the stock-based compensation plans and, accordingly, no compensation cost was recognized for its stock options in the financial statements. As a practice, the Company’s stock option grants are such that the exercise price equals the current market price of the common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123 (revised) “Share Based Payment” (FAS 123R) using the Black-Scholes option-pricing model, the Company’s proforma net income would have been reduced to the proforma amounts indicated in Note 1 of the Notes to Consolidated Financial Statements. The Company adopted FAS 123R effective January 1, 2006. The Company has applied the Modified Prospective Application (MPA) in its implementation of the new accounting standard to determine the stock-based compensation expense for these plans in the current period. Prior period amounts have not been restated. As a result of adopting FAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income as of December 31, 2006, are $6.9 million and $4.4 million lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion 25. Basic and diluted earnings per share for the year ended December 31, 2006 are both $0.08 lower than if the Company had continued to account for stock-based compensation under APB Opinion 25.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The model requires that the Company make certain assumptions about employee terminations, stock price volatility, and exercise behavior. The Company evaluates exercise behavior and values options separately for executive and non-executive employees. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to predict option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 20 years and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is equal to the dividend yield of the Company’s stock at the time of the grant.

The actual value, if any, which a grantee may realize will depend upon the difference between the option exercise price and the market price of the Corporation’s common stock on the date of exercise.

Since 2003, stock-based compensation performance awards granted to colleagues of the Company have included grants of restricted stock or restricted stock units and fewer stock options. This reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues. Twenty-five percent of the restricted stock awards vest two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The portion of the market value of the restricted stock related to current service is recognized as compensation expense. The portion of the market value of the restricted stock relating to future service is included in deferred equity compensation and will be amortized over the remaining vesting period on a straight-line basis. The Company recorded $5.2 million in expense for restricted stock awards in 2006 compared to $4.1 million in 2005.

2006 HIGHLIGHTS

•       Consolidated net income for 2006 was $233.5 million, or $4.66 per diluted common share, compared with $234.7 million, or $4.60 per diluted common share, in 2005. Net income decreased slightly, primarily due to challenging interest-rate conditions that led to higher deposit costs.

•       Fully taxable-equivalent net interest income of $619 million was down 1 percent from 2005, due primarily to higher deposit costs.

•       The Company recorded $0.6 million of income through the provision for credit losses for the year ended December 31, 2006, and no provision for credit losses was recorded for the year ended December 31, 2005.

•       Noninterest income reached $242.6 million in 2006, up 15 percent from the previous year due to the acquisition of Independence Investments as well as increasing wealth management and international fee revenue. Noninterest income accounts for 29 percent of the Company’s revenue.

•       The Company’s effective tax rate was 36.4 percent for the year, compared to a 37.7 percent rate in 2005. The effective tax rate decreased a total of 130 basis points, of which 70 basis points were due to a nontaxable gain transaction.

•       Total assets at December 31, 2006 reached $14.9 billion, up 2 percent from the end of 2005 and 2 percent from the third quarter of 2006.

•       Total average assets increased to $14.7 billion in 2006 from $14.2 billion in 2005, an increase of         $0.5 billion, or 4 percent.

•       The return on average assets was 1.59 percent for 2006 compared with 1.66 percent for 2005. The return on average shareholders’ equity was 15.99 percent in 2006 compared with 16.89 percent for the prior year.

•       Average loan balances grew 12 percent to $9.9 billion.

•       Nonaccrual loans as of December 31, 2006 totaled $20.9 million, a $6.5 million increase from December 31, 2005. Net loan recoveries were $2.8 million in 2006 compared to net loan recoveries of $9.3 million in 2005.

•       Average securities for 2006 were down 13 percent from 2005. The average duration of the total available-for-sale securities portfolio at December 31, 2006 was 3.3 years, compared with 3.0 years at December 31, 2005.

•       Average deposits totaled $11.9 billion, up 1 percent from 2005.

OUTLOOK

Management currently anticipates earnings per share growth of between 3 percent and 5 percent in 2007. Nearly all of the Company’s key operating metrics—loans, credit quality, noninterest income and noninterest expense management—are expected to reflect a reasonably strong performance this year, with loans growing at a slightly lower rate than they did in 2006. Earnings per share growth will be moderated by the full-year averaging effect of lower deposit levels and higher deposit costs realized in 2006, as well as the likelihood of a modest credit-loss provision in 2007.

The Company’s pending acquisition of Business Bank Corporation is scheduled to close during the first quarter of 2007, and the acquisition is expected to be neutral to earnings per share in 2007.

RESULTS OF OPERATIONS

Operations Summary

An operations summary on a fully taxable-equivalent basis for each of the last five years ended December 31 follows.

Dollars in thousands	Year Ended	Increase (Decrease)		Year Ended	Increase (Decrease)		Year Ended December 31,
(except per share amounts)	2006	Amount	%	2005	Amount	%	2004	2003	2002
Interest income (1).	$839,203	$110,431	15	$728,772	$113,051	18	$615,721	$587,690	$622,077
Interest expense.	220,405	114,280	108	106,125	47,688	82	58,437	61,110	94,444
Net interest income.	618,798	(3,849)	(1)	622,647	65,363	12	557,284	526,580	527,633
Provision for credit losses.	(610)	(610)	NM	—	—	—	—	29,000	67,000
Noninterest income	242,564	32,099	15	210,465	23,958	13	186,507	179,613	148,720
Noninterest expense:
Staff expense	295,151	31,753	12	263,398	23,815	10	239,583	217,494	195,652
Other expense	181,068	6,081	3	174,987	19,160	12	155,827	146,684	135,994
Total	476,219	37,834	9	438,385	42,975	11	395,410	364,178	331,646
Minority interest expense	5,958	283	5	5,675	683	14	4,992	4,039	945
Income before income taxes	379,795	(9,257)	(2)	389,052	45,663	13	343,389	308,976	276,762
Income taxes.	133,363	(8,458)	(6)	141,821	18,392	15	123,429	107,946	78,858
Less: adjustments (1).	12,909	413	3	12,496	(1,142)	(8)	13,638	14,353	14,804
Net income	$233,523	$(1,212)	(1)	$234,735	$28,413	14	$206,322	$186,677	$183,100
Net income per share, diluted	$4.66	$0.06	1	$4.60	$0.56	14	$4.04	$3.72	$3.56

(1)             Includes amounts to convert nontaxable income to a fully taxable equivalent yield. To compare tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

NM—Not Meaningful

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.

The following table shows average balances, interest income and yields for the last five years.

Net Interest Income Summary

	2006			2005
Dollars in thousands	Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate
Assets (2)
Interest-earning assets
Loans
Commercial	$3,882,466	$268,364	6.91%	$3,306,277	$202,641	6.13%
Commercial real estate mortgages	1,836,211	137,672	7.50	1,836,904	132,179	7.20
Residential mortgages	2,764,599	147,573	5.34	2,481,122	129,314	5.21
Real estate construction	905,269	80,025	8.84	749,911	56,930	7.59
Equity lines of credit	364,744	27,938	7.66	298,751	18,029	6.03
Installment	195,074	14,760	7.57	202,393	14,022	6.93
Total loans(3)	9,948,363	676,332	6.80	8,875,358	553,115	6.23
Due from banks - interest-bearing	54,843	1,334	2.43	46,705	661	1.42
Federal funds sold and securities purchased under resale agreements	30,417	1,525	5.01	50,287	1,617	3.22
Securities available-for-sale	3,439,123	157,209	4.57	3,991,741	171,983	4.31
Trading account securities	50,003	2,803	5.61	37,645	1,396	3.71
Other interest-earning assets	46,627	2,532	5.43	46,562	2,275	4.89
Total interest-earning assets	13,569,376	841,735	6.20	13,048,298	731,047	5.60
Allowance for loan and lease losses	(157,433)			(150,303)
Cash and due from banks	428,742			443,828
Other non-earning assets	874,898			819,449
Total assets	$14,715,583			$14,161,272
Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$758,164	$2,427	0.32	$828,530	$1,067	0.13
Money market accounts	3,303,373	76,293	2.31	3,557,633	43,880	1.23
Savings deposits	168,853	685	0.41	196,590	540	0.27
Time deposits - under $100,000	183,972	6,284	3.42	183,888	3,034	1.65
Time deposits - $100,000 and over	1,721,292	73,335	4.26	1,013,486	27,524	2.72
Total interest-bearing deposits	6,135,654	159,024	2.59	5,780,127	76,045	1.32
Federal funds purchased and securities sold under repurchase agreements	541,671	26,463	4.89	278,576	8,583	3.08
Other borrowings	627,409	34,918	5.57	533,755	21,497	4.03
Total interest-bearing liabilities	7,304,734	220,405	3.02	6,592,458	106,125	1.61
Noninterest-bearing deposits	5,734,273			5,998,712
Other liabilities	215,713			180,371
Shareholders’ equity	1,460,863			1,389,731
Total liabilities and shareholders’ equity	$14,715,583			$14,161,272
Net interest spread			3.18%			3.99%
Fully taxable-equivalent net interest and dividend income		$621,330			$624,922
Net interest margin			4.58%			4.79%
Less: Dividend income included in other income		2,532			2,275
Fully taxable-equivalent net interest income		$618,798			$622,647

(1)             Net interest income is presented on a fully tax-equivalent basis.

(2)             Certain prior period balances have been reclassified to conform to the current period presentation.

(3)             Includes average nonaccrual loans of $16,725, $22,495, $39,266, $66,675, and $58,707 for 2006, 2005, 2004, 2003, and 2002 respectively.

(4)             Loan income includes loan fees of $16,249, $24,894, $20,354, $21,648, and $20,719 for 2006, 2005, 2004, 2003, and 2002 respectively.

Net Interest Income Summary

2004			2003			2002
	Interest	Average		Interest	Average		Interest	Average
Average	income/	interest	Average	income/	interest	Average	income/	interest
Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate

$ 3,042,167	$158,641	5.21%	$3,256,646	$170,433	5.23%	$3,518,399	$211,750	6.02%
1,776,193	111,992	6.31	1,681,056	113,830	6.77	1,647,398	122,528	7.44
2,138,365	115,042	5.38	1,832,682	110,430	6.03	1,763,302	118,884	6.74
756,022	41,734	5.52	647,851	33,593	5.19	634,074	35,221	5.55
216,206	9,649	4.46	173,937	7,528	4.33	134,762	6,616	4.91
177,704	10,843	6.10	136,978	8,883	6.48	124,718	9,106	7.30
8,106,657	447,901	5.53	7,729,150	444,697	5.75	7,822,653	504,105	6.44
63,042	740	1.17	66,755	604	0.90	24,588	290	1.18
463,979	6,884	1.48	386,388	4,185	1.08	171,809	2,759	1.61
3,609,648	159,865	4.43	2,897,401	137,993	4.76	1,900,827	114,471	6.02
32,476	331	1.02	32,298	211	0.65	34,038	452	1.33
46,900	2,242	4.78	47,042	2,388	5.08	43,083	2,427	5.63
12,322,702	617,963	5.01	11,159,034	590,078	5.29	9,996,998	624,504	6.25
(153,266)			(161,869)			(150,844)
442,570			436,870			430,085
783,989			722,110			623,431
$ 13,395,995			$12,156,145			$10,899,670

$ 792,424	$697	0.09	$652,238	$1,218	0.19	$616,158	$1,546	0.25
3,711,983	27,670	0.75	3,205,041	26,078	0.81	2,517,341	34,161	1.36
249,081	533	0.21	285,584	614	0.21	225,217	2,016	0.90
190,821	2,902	1.52	209,520	3,521	1.68	226,042	5,368	2.37
849,489	12,456	1.47	1,003,012	14,377	1.43	1,239,576	27,621	2.23
5,793,798	44,258	0.76	5,355,395	45,808	0.86	4,824,334	70,712	1.47
119,251	1,422	1.19	147,883	1,538	1.04	199,110	3,033	1.52
571,807	12,757	2.23	645,578	13,764	2.13	879,145	20,699	2.35
6,484,856	58,437	0.90	6,148,856	61,110	0.99	5,902,589	94,444	1.60
5,481,219			4,689,872			3,815,212
167,358			169,940			132,476
1,262,562			1,147,477			1,049,393
$ 13,395,995			$12,156,145			$10,899,670
		4.11%			4.30%			4.65%
	$ 559,526			$528,968			$530,060
		4.54%			4.74%			5.30%
	2,242			2,388			2,427
	$ 557,284			$526,580			$527,633

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income between 2006 and 2005 as well as between 2005 and 2004 broken down between volume and rate.

Changes In Net Interest Income

	2006 vs 2005			2005 vs 2004
	Increase (decrease)		Net	Increase (decrease)		Net
Dollars in thousands—	due to		increase	due to		increase
fully taxable equivalent basis	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$70,138	$53,079	$123,217	$45,061	$60,153	$105,214
Due from banks - interest-bearing	133	540	673	(216)	137	(79)
Securities available-for-sale	(24,747)	9,973	(14,774)	16,547	(4,429)	12,118
Federal funds sold and securities purchased under resale agreements	(786)	694	(92)	(9,236)	3,969	(5,267)
Trading account securities	549	858	1,407	61	1,004	1,065
Other interest-earning assets	3	254	257	(17)	50	33
Total interest-earning assets	45,290	65,398	110,688	52,200	60,884	113,084
Interest paid on:
Interest checking deposits	(98)	1,458	1,360	34	336	370
Money market deposits	(3,344)	35,757	32,413	(1,185)	17,395	16,210
Savings deposits	(87)	232	145	(124)	131	7
Time deposits	23,573	25,488	49,061	2,626	12,574	15,200
Other borrowings	16,020	15,281	31,301	2,846	13,055	15,901
Total interest-bearing liabilities	36,064	78,216	114,280	4,197	43,491	47,688
	$9,226	$(12,818)	$(3,592)	$48,003	$17,393	$65,396

Net interest income was negatively impacted by increases in interest rates by the Federal Reserve Board during 2006. These rate increases had three primary effects: (1) Interest income increased primarily as a result of the repricing of commercial and real estate loans with rising prime and LIBOR rates, (2) rates on deposits increased and clients shifted balances to higher rate deposits; and (3) service charges on deposits decreased due to higher earnings credits on deposit balances. Higher earnings credits result in lower compensating balances to pay for services and lower overall deposit growth. The 21-basis-point decrease in our average net margin from 2005 to 2006 is attributable to higher deposit costs and the shift away from noninterest-bearing deposits. Our service charges on deposit accounts, included in noninterest income, decreased by $2.5 million or 7.3 percent between December 31, 2005 and December 31, 2006, due to higher earnings credits on client deposit balances. Changes in volume and mix are described below.

Taxable-equivalent net interest income totaled $618.8 million in 2006, compared with $622.6 million for 2005. The decrease in net interest income was due primarily to higher deposit costs. In addition, included in 2006 was $9.6 million in expense from the net settlement receipts of interest rate risk management instruments compared to $9.9 million in income in 2005. Interest income recovered on charged-off loans included above was $2.0 million in 2006, compared with $2.5 million for 2005. The fully taxable-equivalent net interest margin in 2006 was 4.58 percent, compared with 4.79 percent for 2005.

Average loans for 2006 were $9.9 billion, $1.1 billion or 12.1 percent higher than 2005 due to strong demand and the acquisition of new clients. Compared with 2005 averages, residential mortgage loans rose

11.4 percent to $2.8 billion, commercial loans increased 17.4 percent to $3.9 billion and commercial real estate mortgage loans and real estate construction loans increased 6.0 percent to $2.7 billion.

Average securities available-for-sale in 2006 were $3.4 billion, a decrease of $552.6 million, or 13.8 percent, from 2005.

Average core deposits, which continued to provide substantial benefits to the bank’s cost of funds, fell to $10.1 billion, a decrease of 5.7 percent from 2005. Average core deposits, which do not include certificates of deposit of $100,000 or more, represented 85.5 percent of the total average deposit base for the year. Included in core deposits are specialty deposits. Average specialty deposits, primarily from title and escrow companies, were $1.3 billion in 2006, compared to $1.6 billion in 2005, a decrease of 22.2 percent.

Average interest-bearing core deposits decreased to $4.4 billion in 2006 from $4.8 billion in 2005, a decrease of $352.2 million, or 7.4 percent. Average noninterest-bearing deposits decreased to $5.7 billion in 2006 from $6.0 billion in 2005, a decrease of $264.4 million, or 4.4 percent. Average time deposits in denominations of $100,000 or more increased $707.8 million, or 69.8 percent, between 2005 and 2006.

Taxable-equivalent net interest income totaled $622.6 million in 2005, compared with $557.3 million for 2004. The increase in net interest income reflected higher yielding average loans due to both higher interest rates and increasing loan balances. Included in 2005 was $9.9 million from the receipt of net settlements of interest rate risk management instruments compared to $29.1 million in 2004. Interest income recovered on charged-off loans included above was $2.5 million in 2005, compared with $2.1 million for 2004. The fully taxable-equivalent net interest margin in 2005 was 4.79 percent, compared with 4.54 percent for 2004.

Average loans for 2005 were $8.9 billion, $768.7 million or 9.5 percent higher than 2004 due to a good economy and the acquisition of new clients. Compared with 2004 averages, residential mortgage loans rose 16.0 percent to $2.5 billion, commercial loans increased 8.7 percent to $3.3 billion and commercial real estate mortgage loans increased 3.4 percent to $1.8 billion. Real estate construction loans declined slightly to $749.9 million.

Average securities available-for-sale in 2005 were $4.0 billion an increase of $382.1 million, or 10.6 percent, over 2004.

Average core deposits, which continued to provide substantial benefits to the bank’s cost of funds in 2005, rose to $10.8 billion, an increase of 3.3 percent over 2004. Average core deposits represented 91.4 percent of the total average deposit base for the year. Included in core deposits are specialty deposits. Average specialty deposits, primarily from title and escrow companies, were $1.6 billion in 2005, compared to $1.5 billion in 2004.

Average interest-bearing core deposits decreased to $4.8 billion in 2005 from $4.9 billion in 2004, a decrease of $177.7 million, or 3.6 percent. Average noninterest-bearing deposits increased to $6.0 billion in 2005 from $5.5 billion in 2004, an increase of $517.5 million, or 9.4 percent. New clients and higher existing client deposit balances maintained to pay for services contributed to the growth of deposits. Average time deposits in denominations of $100,000 or more increased $164.0 million, or 19.3 percent, between 2004 and 2005.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses and provision for credit losses. The provision is the expense recognized in the income statement to adjust the allowance to the level deemed appropriate by management, as determined through its application of the Company’s allowance methodology procedures (see “Critical Accounting Policies” on page 29).

The provision for credit losses primarily reflects management’s ongoing assessment of the credit quality and growth of the loan and commitment portfolios as well as the levels of net loan (charge-offs)/recoveries and nonaccrual loans, and changes in the economic environment during the period. In 2006, 2005, and 2004, net loan (charge-offs)/recoveries totaled $2.8 million, $9.3 million and ($5.7) million, respectively. In these years, nonaccrual loans at year-end totaled $20.9 million, $14.4 million and $34.6 million, respectively.

The Company recorded income of $0.6 million through the provision for credit losses during 2006, and no provision for credit losses was recorded in 2005 or 2004. As a result of not recording a provision for credit losses, the Company’s net income was positively impacted. The Company has not recorded a provision for credit losses since the second quarter of 2003. This is attributable to the continued strong credit quality of the Company’s loan portfolio, rate of loan growth, changing economic conditions and management’s ongoing assessment of the credit quality of the loan portfolio. The key indicators of the favorable asset quality of the loan portfolio during 2006 were a low level of delinquencies and nonaccrual loans, and loan recoveries that exceeded charge-offs.

Total nonaccrual loans increased to $20.9 million at December 31, 2006, up 45.1 percent from December 31, 2005 and 11.2 percent from September 30, 2006. There were net loan recoveries of $2.8 million for the year ended December 31, 2006 compared with net recoveries of $9.3 million for the year ended December 31, 2005 and net charge-offs of $5.7 million for the year ended December 31, 2004. See “Balance Sheet Analysis—Asset Quality—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Based on expected loan growth, credit quality profile of the portfolio and expected net charge-offs, it is anticipated that the allowance for loan and lease losses and reserve for off-balance sheet credit commitments may require additional provisions for credit losses in 2007. Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan and lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses. Additionally, subsequent evaluation of the loan and commitment portfolios by the Company and its regulators, in light of factors then prevailing, may warrant an adjustment to the amount of the projected provision.

Noninterest Income

The Company saw continued strong growth in noninterest income in 2006. Noninterest income for the year totaled $242.6 million, an increase of $32.1 million, or 15.2 percent, from 2005. Noninterest income increased $24.0 million, or 12.9 percent, between 2005 and 2004. Noninterest income represented 28.6 percent of total revenues in 2006, compared with 25.6 percent and 25.5 percent in 2005 and 2004, respectively.

A breakdown of noninterest income by category is reflected below.

Analysis of Changes in Noninterest Income

		Increase			Increase
		(Decrease)			(Decrease)
Dollars in millions (1)	2006	Amount	%	2005	Amount	%	2004
Trust and investment fees	$107.5	$26.7	33.0	$80.8	$11.1	15.9	$69.7
Brokerage and mutual fund fees	50.3	8.4	20.0	41.9	4.2	11.1	37.7
Cash management and deposit transaction fees	31.6	(2.5)	(7.3)	34.1	(7.3)	(17.6)	41.4
International services fees	26.2	3.0	12.9	23.2	2.4	11.5	20.8
Bank-owned life insurance	3.0	(0.2)	(6.3)	3.2	0.4	14.3	2.8
Other service charges and fees	25.7	0.8	3.2	24.9	5.0	25.1	19.9
Total noninterest income before gain (loss).	244.3	36.2	17.4	208.1	15.8	8.2	192.3
Gain (loss) on sale of loans and assets	2.8	1.7	154.5	1.1	1.1	NM	—
Gain (loss) on sale of securities	(4.5)	(5.8)	(446.2)	1.3	7.1	122.4	(5.8)
Total.	$242.6	$32.1	15.2	$210.5	$24.0	12.9	$186.5

(1)          Certain prior period balances have been reclassified to conform to the current period presentation.

NM—Not meaningful.

Trust and investment fee revenue and brokerage and mutual fund fees, which include trust fees, commissions and mark-ups on securities transactions with clients, and fees on mutual funds, increased by $35.1 million or 28.6 percent in 2006 compared with 2005. The increase was due to the acquisition of Independence Investments LLC, and continued growth of the Company’s wealth management business. Trust and investment fee revenue and brokerage and mutual fund fees increased by $14.5 million, or 13.7 percent, from 2004 to 2005. At December 31, 2006, the Company had $48.7 billion in assets under management or administration, including $27.9 billion in assets under management, compared with $39.6 billion and $19.3 billion, respectively, at December 31, 2005. Assets under direct management grew 45 percent from the same period last year, largely as the result of the acquisition of Independence Investments, new business, a strong relative investment performance and higher market values. Increases in market values are reflected in fee income primarily on a trailing-quarter basis. Not including the acquisition of Independence, the Company’s trust and investment fee income for 2006 grew 12.5 percent from 2005. Total noninterest income for the year grew 7.4 percent from last year, excluding the acquisition of Independence Investments.

Cash management and deposit transaction fees decreased $2.5 million, or 7.3 percent, in 2006, compared with a 17.6 percent decrease in 2005. The decrease in both years was due to a higher earnings credit rate for cash management clients who maintain deposit balances to pay for services.

International services fee income for 2006 increased $3.0 million, or 12.9 percent, over 2005, compared with an 11.5 percent increase in 2005. The increase in 2006 reflects increasing demand for both foreign exchange services and letters of credit. In 2005, international services fee income increased $2.4 million over 2004 due to the continued growth of the company’s international business and higher demand for letters of credit.

Other service charges and fees increased $0.8 million in 2006 over 2005, or 3.2 percent, due to higher miscellaneous fees. Other service charges and fees increased $5.0 million in 2005 over 2004, or 25.1 percent, as a result of insurance proceeds and higher fees on participating mortgage assets (PMLs). PML fees are earned upon completion and repayment of certain real estate construction projects. In these cases, the Bank lends a portion of the equity required and receives a share of the profits in return.

The Company sold certain securities in 2006 in order to reduce its dependence on borrowings and reduce prepayment risk. Losses on the sale of securities available-for-sale totaled $4.5 million in 2006. The Company realized gains on the sale of securities available-for-sale of $1.3 million in 2005. Losses on the sale of available-for-sale securities totaled $5.8 million in 2004 primarily due to an $8.2 million writedown for “other-than-temporary impairment” on certain perpetual fixed-rate preferred securities.

Noninterest Expense

Noninterest expense (including minority interest expense) was $482.2 million in 2006, an increase of $38.1 million, or 8.6 percent, over 2005. It increased $43.7 million, or 10.9 percent, in 2005 over 2004. Noninterest expense grew in 2006 as a result of the acquisition of Independence Investments, the recognition of expense for stock options and increases in staff and incentive compensation. Excluding the impact of the acquisition of Independence Investments LLC, and the new expense for stock options in 2006, noninterest expense increased only 4.3 percent.

Analysis of Changes in Noninterest Expense

		Increase			Increase
		(Decrease)			(Decrease)
Dollars in millions (1)	2006	Amount	%	2005	Amount	%	2004
Salaries and employee benefits	$295.2	$31.8	12.1	$263.4	$23.8	9.9	$239.6
All Other:
Net occupancy of premises	40.2	5.1	14.5	35.1	4.5	14.7	30.6
Legal and professional fees	37.7	(3.9)	(9.4)	41.6	7.3	21.3	34.3
Information services	19.1	2.1	12.4	17.0	2.0	13.3	15.0
Depreciation and amortization	19.1	0.7	3.8	18.4	1.0	5.7	17.4
Marketing and advertising	18.7	2.5	15.4	16.2	0.7	4.5	15.5
Office services	10.8	0.1	0.9	10.7	0.4	3.9	10.3
Amortization of intangibles	5.3	(1.3)	(19.7)	6.6	(0.5)	(7.0)	7.1
Equipment	2.8	0.4	16.7	2.4	(0.1)	(4.0)	2.5
Minority interest expense	5.9	0.2	3.5	5.7	0.7	14.0	5.0
Other operating	27.4	0.4	1.5	27.0	3.9	16.9	23.1
Total all other	187.0	6.3	3.5	180.7	19.9	12.4	160.8
Total	$482.2	$38.1	8.6	$444.1	$43.7	10.9	$400.4

(1)          Certain prior period balances have been reclassified to conform to the current period presentation.

Salaries and employee benefits expense increased 12.1 percent in 2006 primarily due to the acquisition of Independence Investments and higher performance-based compensation costs, compared with a 9.9 percent increase in 2005. On a full-time equivalent basis, staff levels have increased to 2,689 at December 31, 2006 from 2,539 at December 31, 2005 and 2,397 at December 31, 2004. As described in “Note 1 of Notes to Consolidated Financial Statements” and “Critical Accounting Policies”, the Company has adopted FAS 123(R) effective January 1, 2006. The Company previously applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock-based compensation plans and accordingly, no compensation cost had been recognized for these plans in the prior period financial statements. Prior period amounts have not been restated. As a result of adopting Statement 123(R), the Company recorded $6.9 million of stock-based compensation expense for the year ended of December 31, 2006.

In addition, the Company’s stock-based compensation performance awards for 2006, 2005, and 2004 included restricted stock grants. The Company recorded $5.2 million in expense for restricted stock awards in 2006 compared to $4.1 million in 2005, and $3.4 million in 2004.

The remaining expense categories increased $6.3 million or 3.5 percent, between 2005 and 2006. Occupancy costs increased $5.1 million primarily due to the acquisition of Independence, rent increases and a $0.8 million accrual for facility exit costs. The remaining expense categories increased $19.9 million, or 12.4 percent, between 2004 and 2005 primarily as a result of the Company’s growth and costs associated with strengthening the Company’s BSA and AML controls.

Segment Operations

Our reportable segments are Commercial and Private Banking and Other. For a more complete description of our segments, including summary financial information, see Note 15 on page A-34 to the Consolidated Financial Statements.

Commercial and Private Banking

Net income of $168.6 million in 2006 for the Commercial and Private Banking segment increased $0.8 million or 0.5 percent from the $167.8 million recorded in 2005. Net income increased $18.9 million, or 12.7 percent, in 2005 compared with 2004. Total revenue in 2006 increased $14.1 million, or 2.3 percent, over 2005, compared with a 12 percent increase in 2005. The increase in Commercial and Private Banking revenue in both years was driven by strong loan growth, primarily in commercial and industrial and residential mortgage loans. In 2006, however, interest income on loans was largely offset by higher funding costs due to a change in the deposit mix and an increase in deposit rates. Average loans were $9.7 billion in 2006, an increase of 12.4 percent from $8.7 billion in 2005. Average loans were up 10.5 percent from 2004 to 2005. Average deposits were $10.6 billion in 2006, a decline of 4.1 percent from 2005. Average deposits increased $529.6 million, or 5.1 percent, in 2005 compared with 2004. Noninterest income rose 0.5 percent in 2006 compared to 2005, and decreased 5.3 percent from 2004 to 2005 primarily due to a lower earnings credit rate in 2005. Noninterest expense was 5.7 percent, or $19.4 million, higher in 2006 than in 2005 due to higher staffing costs, including the expense for unvested stock options, the expense of new banking offices and the expense associated with promoting new banking products in 2006. Noninterest expense increased 11.5 percent, or $35.2 million, in 2005 compared to 2004.

Other

Net income for the Other segment declined $2.0 million, or 3.0 percent, in 2006, but rose $9.6 million, or 16.7 percent, in 2005. Although we had strong revenue and earnings growth for 2006 in our Wealth Management and asset management affiliates, including the impact of the acquisition of Independence Investments in the second quarter of 2006, it was more than offset by higher funding costs, lower prepayment fees and higher expense on interest-rate swaps in the Asset Liability Funding Center. Total revenue for the Other segment rose 6.7 percent to $219.5 million in 2006, and increased 13.6 percent to $205.8 million in 2005 compared with 2004. Without Independence Investments, total revenue declined 1.4 percent in 2006 for the reasons mentioned above. Total noninterest expense increased 21.3 percent in 2006 compared to a 9.7 percent increase in 2005. The increase in 2006 is related to the acquisition of Independence Investments, increases in staff and the expense for unvested stock options. Without the impact of Independence Investments, noninterest expense increased 6.9 percent in 2006. Total noninterest expense in 2006 was reduced by a $0.8 million adjustment to goodwill amortization for one of the asset management affiliates.

Income Taxes

The effective tax rate for 2006 was 36.4 percent, compared with 37.7 percent for 2005 and 37.4 percent for 2004. The lower effective tax rate for 2006 is primarily due to a tax benefit which reduced the tax rate by 0.7 percent, a decrease in pretax income and an increase in permanent tax benefits. The higher rate for

2005 compared to 2004 is primarily due to an increase in pretax income and a disproportionately lower increase in permanent tax differences.

The Internal Revenue Service has completed its audit of the Company’s tax returns for the years 2002-2003. The Company is currently under audit by the California Franchise Tax Board for the years 1998-2004. From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions. A tax position which was previously recognized on the financial statements is not reversed unless it appears the benefits or a portion of the benefits will not be sustained upon a challenge from the taxing authorities. The Company did not have any tax positions for which previously recognized benefits were reversed during the year ended December 31, 2006.

As previously reported, on December 31, 2003, the California Franchise Tax Board (FTB) announced that it had taken the position that certain REIT and regulated investment company (“RIC”) tax deductions would be disallowed consistent with notices issued by the State of California that stipulate that the REIT and RIC are listed transactions under California tax-shelter legislation. The Company had created its two REITs (one of which was formed as a RIC in 2000) to raise capital for the Bank. While management continues to believe that the tax benefits related to the two REITs realized in prior years are appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative-Option 2, requiring payment of all California taxes and interest on potential tax exposures from the 2000-2002 tax years. The Company may then claim a refund for the taxes paid while avoiding potential penalties. The Company has elected to proceed with its claim for refund as allowed by law. As of December 31, 2006, the Company had a $28.1 million state tax receivable related to the years 2000, 2001 and 2002, after giving effect to reserves for loss contingencies and Federal tax benefits on the refund claims. Although management is aggressively pursuing its claims for REIT and RIC refunds for the 2000 to 2004 tax years, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or a portion of the net $28.1 million state tax receivable.

The effective rates during all periods differed from the applicable statutory federal tax rate due to various factors, including state taxes, tax benefits from investments in affordable housing partnerships and tax-exempt income, including interest on bank-owned life insurance. See Note 7 of the Notes to Consolidated Financial Statements on page A-21.

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

Risk Management Framework

Risk management oversight and governance is provided through the Board of Directors’ Audit and Risk Committee and facilitated through multiple management committees. Consisting of three outside directors, the Audit and Risk Committee monitors the Company’s overall aggregate risk profile as established by the Board of Directors including all credit, market, operational and regulatory risk management activities. The Committee reviews and approves the activities of key management governance committees that regularly evaluate risks and controls for the Company. These management committees include the Asset Liability Management Committee, the Credit Policy Committee, the Senior Operations Risk Committee and the Risk Council, among others. The Risk Council reviews the development, implementation and maintenance of risk management processes from a Company-wide perspective, and assesses the adequacy and effectiveness of CNC’s risk management policies and the Enterprise Risk Management program. Other management committees, with representatives from the Company’s various lines of business and affiliates, address and monitor specific risk types, including for example the Compliance Committee, the Wire Risk Committee, and the Information Technology Steering Committee, and report periodically to the key management committees. The Internal Audit and Credit Risk Review units provide the Audit and Risk Committee with an independent assessment of the Company’s internal control structure and related systems and processes.

Liquidity Risk

Liquidity risk results from the mismatching of asset and liability cash flows. Funds for this purpose can be obtained in cash markets, by borrowing, or by selling certain assets. The objective of liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Company’s operations and meet obligations and other commitments on a timely and cost-effective basis. The Company achieves this objective through the selection of asset and liability maturity mixes that it believes best meet its needs. The Company’s liquidity position is enhanced by its ability to raise additional funds as needed in the money markets.

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 79 percent and 86 percent of funding for average total assets in 2006 and 2005, respectively.

A significant portion of remaining funding of average total assets is provided by short-term federal fund purchases and, to a lesser extent, sales of securities under repurchase agreements. These funding sources, on average, totaled $541.7 million and $278.6 million in 2006 and 2005, respectively. The Company increased its funding from other borrowings to $627.4 million on average in 2006 from $533.8 million in 2005.

Liquidity is also provided by assets such as federal funds sold and trading account securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $80.4 million during 2006 compared with $87.9 million in 2005. Liquidity is also provided by the portfolio of securities available-for-sale, which averaged $3,439.1 million and $3,991.7 million in 2006 and 2005, respectively. The unpledged portion of securities available-for-sale at December 31, 2006 totaled $2.1 billion and could be sold under certain circumstances or made available as collateral for borrowing. Maturing loans provide additional liquidity, and $3.3 billion, or 31.4 percent, of the Company’s loans are scheduled to mature in 2007.

Interest Rate Risk

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

Net Interest Income Simulation:   The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by rate-stable core deposits. As a result if there are no significant changes in the mix of assets or liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. As part of its overall interest rate risk management process, the Company performs stress tests on net interest income projections based on a variety of factors, including interest rate levels, changes in the relationship between the prime rate and short-term interest rates, and the shape of the yield curve. The Company uses a simulation model to estimate the severity of this risk and to develop mitigation strategies, including interest-rate hedges. The magnitude of the change is determined from historical volatility analysis. The assumptions used in the model are updated periodically and reviewed and approved by the Asset Liability Management Committee (“ALCO”). In addition, the Board of Directors has adopted limits within which interest rate exposure must be contained. Within these broader limits, ALCO sets management guidelines to further contain interest rate risk exposure.

During 2006 the Company maintained a slightly asset-sensitive interest rate position. The average prime rate increased 177 basis points in 2006.  The Company’s net interest margin decreased by 21 basis points, primarily due to disintermediation of deposits and changes in the mix of deposit balances. Based on the balance sheet at December 31, 2006, and assuming no changes in deposit mix, the simulation model indicates that a gradual 100-basis-point decline in the yield curve over a twelve-month horizon would result in a decrease in projected net interest income of approximately 0.3 percent. This compares to a decrease in projected net interest income of 0.8 percent at December 31, 2005. A gradual 100-basis-point parallel increase in the yield curve over the next 12 months, assuming no changes in deposit mix, would result in an increase in projected net interest income of approximately 0.9 percent. This compares to an increase in projected net interest income of 0.7 percent at December 31, 2005. The Company’s interest rate risk exposure remains within Board of Director’s ALCO guidelines.

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

The MVPE model indicates that MVPE is somewhat vulnerable to a sudden and substantial increase in interest rates. As of December 31, 2006, a 200-basis-point increase in interest rates results in a 3.0 percent decline in MVPE. This compares to a 3.7 percent decline a year earlier. The lower sensitivity is due to strategic reductions in the fixed income investment portfolio to fund loan growth and offset deposit disintermediation and reduce prepayment risk. As of December 31, 2006, a 200-basis-point decrease in rates would improve MVPE by 1.5 percent. As of December 31, 2005, the MVPE would improve 1.4 percent as rates decreased.

Gap Analysis:   The gap analysis is based on the contractual cash flows of all asset and liability balances on the Company’s books. Contractual lives of assets and liabilities may differ substantially from their expected lives. For example, checking accounts are subject to immediate withdrawal. However, experience suggests that these accounts will have longer average lives. Also, certain loans, such as first mortgages, are subject to prepayment. The gap analysis may be used to identify periods in which there is a substantial mismatch between asset and liability cash flows. These mismatches can be moderated by investments or interest-rate derivatives. Gap analysis is used to support both interest rate risk and liquidity risk management.

Interest-rate swaps are used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest-rate swap accruals (the difference between the fixed and floating rates paid or received) are included in net interest income in the reporting periods in which they are earned.

Interest-rate swap transactions involve dealing with counterparties and the risk that they may not meet their contractual obligations. Counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts subject to credit and market risk are much smaller. At December 31, 2006 the Company’s interest-rate swaps were entered into as a hedge of the variability in interest cash flows generated from LIBOR and prime-based loans due to fluctuations in the LIBOR and prime indices or to convert fixed-rate deposits and borrowings into floating-rate liabilities. As discussed in “Critical Accounting Policies—Accounting for derivatives and hedging activities,” all derivatives are recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

As of December 31, 2006, the Company had $1.4 billion notional amount of interest-rate swaps designated as hedges, of which $666 million were designated as fair value hedges and $700 million were designated as cash flow hedges. The negative mark-to-market on the fair value hedges resulted in the recognition of other liabilities and a decrease in hedged deposits and borrowings of $2.6 million. The negative mark-to-market on the cash flow hedges of variable-rate loans resulted in the recognition of other assets and other liabilities and a comprehensive loss of $4.9 million, before taxes of $2.1 million.

Amounts to be paid or received on the cash flow hedge interest-rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $10.3 million that were reclassified into net interest expense during 2006. Comprehensive loss expected to be reclassified into net interest income within the next 12 months is $5.9 million.

	December 31, 2006			December 31, 2005			December 31, 2004
	Notional	Fair		Notional	Fair		Notional	Fair
Dollars in millions	Amount	Value	Duration	Amount	Value	Duration	Amount	Value	Duration
Fair Value Hedge Interest Rate Swap

Certificates of deposit	$175.0	$(0.1)		0.2	$15.0	$—	0.6	$50.0	$0.5	0.5
Long-term and subordinated debt	490.9	(2.5)		3.8	490.9	5.7	4.5	490.9	25.9	5.3
Total fair value hedge swaps	665.9	(2.6)		2.8	505.9	5.7	4.4	540.9	26.4	4.9
Cash Flow Hedge Interest Rate Swap
US Dollar LIBOR based loans	325.0	(1.8)		0.6	600.0	(7.9)	0.8	725.0	(2.0)	1.3
Prime based loans	375.0	(3.1)		0.6	425.0	(3.3)	1.7	—	—
Total cash flow hedge swaps	700.0	(4.9)		0.6	1,025.0	(11.2)	1.2	725.0	(2.0)	1.3
Fair Value and Cash Flow Hedge Interest Rate Swaps	1,365.9	(7.5	)(1)	1.7	1,530.9	(5.5)	2.2	1,265.9	24.4	2.8

(1)                Net Fair value is the estimated net gain (loss) to settle derivative contracts in 2006. The net fair value for 2006 of $(7.5) million is the sum of the mark-to-market asset on swaps of $0.9 million and the mark-to-market liabilty on swaps of ($8.4 million)

The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts. The Company could consider using such financial instruments in the future if they offered a significant advantage over interest-rate swaps.

The table below shows the notional amounts of the Company’s interest-rate swap maturities and average rates at December 31, 2006 and December 31, 2005. Average interest rates on variable-rate instruments are based upon the Company’s interest rate forecast.

Interest Rate Swap Maturities and Average Rates
December 31, 2006

Dollars in millions	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Notional amount	$600.0	$340.9	$50.0	$—	$150.0	$225.0	$1,365.9	$(7.5)
Weighted average rate received	4.91%	6.99%	5.15%	—	5.57%	4.38%	5.42%
Weighted average rate paid	6.05%	7.35%	5.33%	—	5.37%	5.37%	6.16%

Interest Rate Swap Maturities and Average Rates
December 31, 2005

Dollars in millions	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Notional amount	$390.0	$425.0	$340.9	$—	$—	$375.0	$1,530.9	$(5.5)
Weighted average rate received	3.35%	4.82%	6.99%	—	—	4.85%	4.93%
Weighted average rate paid	4.76%	5.34%	6.08%	—	—	4.36%	5.12%

The Company also offers interest-rate swaps, cross-currency interest-rate swaps and interest-rate caps, floors and collars to its clients to assist them in hedging their lending activities. These derivative contracts are offset by paired trades with unrelated third parties. They are not designated as hedges under FAS 133, and the positions are marked to market each reporting period. As of December 31, 2006, the Company had entered into swaps with clients (and offsetting derivative contracts with counterparties) having a notional balance of $13.2 million.

Market Risk-Foreign Currency Exchange

The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients’ transaction and economic exposures arising out of commercial transactions. The Company’s policies also permit proprietary currency positioning within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At December 31, 2006, the Company’s outstanding foreign exchange contracts for both those purchased as well as sold totaled $84.0 million. All foreign exchange contracts outstanding at December 31, 2006 had remaining maturities of 12 months or less and the mark-to-market included in other assets totaled $0.8 million.

BALANCE SHEET ANALYSIS

Securities

Comparative period-end balances for available-for-sale securities are presented below:

Securities Available-for-Sale

	December 31,		December 31,
	2006		2005
Dollars in thousands	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$49,937	$49,938	$92,127	$91,147
Federal Agency	263,227	258,778	724,728	710,178
CMOs	1,247,161	1,215,397	1,578,948	1,543,068
Mortgage-backed	1,017,409	983,917	1,258,433	1,224,400
State and Municipal	360,759	362,318	325,630	327,882
Total debt securities	2,938,493	2,870,348	3,979,866	3,896,675
Equity securities	79,697	84,024	50,359	55,826
Total securities	$3,018,190	$2,954,372	$4,030,225	$3,952,501

At December 31, 2006, the fair value of securities available-for-sale totaled $2,954.4 million, a decrease of $998.1 million, or 25.3 percent from December 31, 2005. The decrease was due to scheduled maturities of $239.5 million, paydowns of $438.8 million, and the sale of $527.6 million of securities to fund loan growth and offset deposit disintermediation and reduce prepayment risk, offset by additional purchases of $195.8 million. The average duration of total available-for-sale securities at December 31, 2006 and December 31, 2005 was 3.3 and 3.0 years, respectively.

At December 31, 2006, the securities available-for-sale portfolio had a net unrealized loss of $63.8 million, comprised of $8.5 million of unrealized gains and $72.3 million of unrealized losses. At December 31, 2005, the securities available-for-sale portfolio had a net unrealized loss of $77.7 million, comprised of $12.4 million of unrealized gains and $90.1 million of unrealized losses. Management assessed the portfolio for other-than-temporary impairment and concluded that no impairment existed as of December 31, 2006 or 2005. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a component of other comprehensive income.

Dividend income included in interest income on securities available-for-sale in the consolidated statement of income was $5.1 million and $5.3 million for the years ended December 31, 2006 and 2005, respectively.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities included in the securities portfolio at December 31, 2006, except for mortgage-backed securities which are allocated according to final maturities. Final maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year		Over 1 year		Over 5 years
	or less		thru 5 years		thru 10 years		Over 10 years		Total
		Yield		Yield		Yield		Yield		Yield
Dollars in thousands	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)
U.S. Treasury	$39,323	5.17	$—	—	$—	—	$—	—	$39,323	5.17
Federal Agency	120,842	3.69	148,550	3.82	—	—	—	—	269,392	3.77
CMO’s	—	—	84,282	4.08	234,470	4.17	1,283,668	4.43	1,602,420	4.37
Mortgage-backed	138,071	4.16	—	—	17,375	5.45	441,449	4.87	596,895	4.72
State and Municipal	25,334	4.19	95,059	4.10	146,101	3.88	95,824	3.94	362,318	3.97
Total debt securities	$323,570	4.12	$327,891	3.97	$397,946	4.12	$1,820,941	4.51	$2,870,348	4.34
Amortized cost	$328,083		$332,441		$403,902		$1,874,067		$2,938,493

Loan Portfolio

Total loans were $10,386.0 million, $9,265.6 million, and $8,481.3 million at December 31, 2006, 2005, and 2004, respectively. Total loans increased $1,120.4 million during 2006 due to increased loan demand. Commercial loans, including lease financing, increased $578.8 million. Residential mortgage loans grew $225.7 million while construction loans and commercial real estate mortgages increased $243.9 million.

Total loans increased $784.3 million during 2005 due to increased loan demand. Residential mortgage loans grew $344.4 million, while commercial loans, including lease financing,  grew $475.2 million. Construction loans decreased $109.6 million while commercial real estate mortgages grew $15.3 million.

The following table shows the Company’s consolidated loans by type of loan and their percentage distribution:

Loan Portfolio

	December 31,
Dollars in thousands	2006	2005	2004	2003	2002
Commercial	$3,865,420	$3,388,640	$2,851,790	$3,035,462	$3,414,144
Residential mortgages	2,869,775	2,644,030	2,299,600	1,986,052	1,788,666
Commercial real estate mortgages	1,801,389	1,857,273	1,841,974	1,765,451	1,716,144
Real estate construction	1,024,682	724,879	834,445	637,590	640,854
Equity lines of credit	404,657	333,548	255,194	188,710	168,515
Installment loans	201,125	200,296	219,701	149,266	141,803
Lease financing	218,957	116,936	178,573	120,211	129,344
Total loans	$10,386,005	$9,265,602	$8,481,277	$7,882,742	$7,999,470
Commercial	37.2%	36.6%	33.6%	38.5%	42.7
Residential mortgages	27.6	28.5	27.1	25.2	22.4
Commercial real estate mortgages	17.3	20.0	21.7	22.4	21.4
Real estate construction	9.9	7.8	9.9	8.1	8.0
Equity lines of credit	3.9	3.6	3.0	2.4	2.1
Installment loans	2.0	2.2	2.6	1.9	1.8
Lease financing	2.1	1.3	2.1	1.5	1.6
Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

The Company’s loan portfolio consists primarily of loans for business and real estate purposes. Generally, loans are made on the basis of an available cash-flow repayment source as the first priority, with collateral being a secondary source for loan qualification. Although the legal lending limit for any one borrowing relationship was $242.4 million at December 31, 2006, the Bank has established “house limits” for individual borrowings. These limits vary by risk rating. At December 31, 2006, there were 73 relationships with commitments greater than $30.0 million. Of the relationships, 31 had outstanding balances greater than $30.0 million.

Commercial

Commercial loans, including lease financing, were $4,084.4 million at December 31, 2006, representing 39.3 percent of the loan portfolio compared with $3,505.6 million, or 37.9 percent of the loan portfolio, at December 31, 2005. The average outstanding individual note balance in the commercial loan portfolio at December 31, 2006 was $661,168. See also “Results of Operations—Net Interest Income.”

To grow and diversify its portfolio, the bank purchases and sells participations in loans. Included in the Commercial and Private Banking segment are purchased participations in shared national credits (SNCs). As of December 31, 2006 purchased SNC commitments totaled $1 billion or 6.3 percent of total loan commitments. Outstanding loan balances on purchased SNCs were $388 million or 3.7 percent of total loans outstanding. At December 31, 2005, purchased SNC commitments totaled $720 million, and outstanding balances totaled $222 million. The growth in the purchased SNC portfolio during 2006 was from both commercial real estate and other commercial credits.

Following is a breakdown of commercial loans and lease financing to businesses engaged in the industries listed.

Commercial Loans and Lease Financing by Industry

	December 31,
Dollars in thousands	2006	%	2005	%
Services (1)	$764,417	18.7	$796,430	22.7
Entertainment	826,232	20.2	627,359	17.9
Wholesale Trade	330,645	8.1	238,886	6.8
Manufacturing	318,168	7.8	289,691	8.3
Public Finance.	200,003	4.9	182,335	5.2
Real Estate and Construction (2)	722,938	17.7	618,816	17.7
Finance and Insurance	392,374	9.6	330,054	9.4
Retail Trade	283,938	7.0	263,239	7.5
Other	245,662	6.0	158,766	4.5
Total	$4,084,377	100.0	$3,505,576	100.0
Nonaccrual loans	$2,977		$5,141
Percentage of total loans	0.07%		0.15%

(1)          Legal, membership organizations, engineering and management services, etc.

(2)          Not secured by real estate

Residential Mortgage

Residential mortgage loans which comprised 27.6 percent of total loans in 2006 continued an 11-year growth trend, increasing $225.7 million, or 8.5 percent, to $2,869.8 million at December 31, 2006. In 2006, 100 percent of the portfolio was originated internally, primarily to existing clients. The company has not purchased any loans since 1997, except for CRA purposes. The residential first mortgage loans originated internally have a weighted average loan-to-value ratio of 51 percent at origination. The average outstanding individual note balance at December 31, 2006 was $749,040.

Commercial Real Estate Mortgage

Commercial real estate mortgages, representing 17.3 percent of the loan portfolio, were comprised of  94.9 percent commercial and 5.1 percent multi-family condominium/apartment loans. The average outstanding individual note balance at December 31, 2006 was $1,433,656. A breakdown of real estate mortgage loans by collateral type follows:

Commercial Real Estate Mortgage Loans by Collateral Type

	December 31,
Dollars in thousands	2006	%	2005	%
Industrial	$838,025	46.5	$831,010	44.7
Office buildings	307,476	17.1	309,576	16.7
Shopping centers	102,377	5.7	117,040	6.3
Land, commercial	117,631	6.5	117,994	6.4
Auto dealerships	73,742	4.1	75,741	4.1
Condominiums/apartments	91,610	5.1	99,992	5.4
Other	270,528	15.0	305,920	16.4
Total	$1,801,389	100.0	$1,857,273	100.0
Nonaccrual loans	$4,849		$923
Percentage of outstandings	0.27%		0.05%

Construction

The real estate construction portfolio, representing 9.9 percent of the loan portfolio, consisted of  50.0 percent commercial and 50.0 percent residential loans. Such loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer’s equity in the project, and the underlying financial strength of the borrower. The Company’s policy is to monitor each loan with respect to incurred costs, sales price, and sales cycle. The average outstanding individual note balance at December 31, 2006 was $4,099,964. Following is a breakdown of real estate construction loans by collateral type:

Real Estate Construction Loans by Collateral Type

	December 31,
Dollars in thousands	2006	%	2005	%
Industrial	$110,010	10.7	$74,364	10.3
1-4 family	226,539	22.1	135,030	18.6
Office buildings	161,331	15.7	86,314	11.9
Land, commercial	46,696	4.6	5,690	0.8
Land, residential	110,145	10.7	34,390	4.7
Shopping centers	115,725	11.3	119,962	16.5
Condominiums/apartments	175,748	17.2	159,704	22.0
Other	78,488	7.7	109,425	15.2
Total	$1,024,682	100.0	$724,879	100.0
Nonaccrual loans	$12,678		$7,650
Percentage of outstandings	1.24%		1.06%

Equity Lines of Credit

Equity lines of credit which comprised 3.9 percent of total loans at December 31, 2006 are made primarily to existing clients. At December 31, 2006, there were no equity lines of credit on nonaccrual. The average outstanding individual note balance at December 31, 2006 was $224,935.

Installment

Installment loans consist primarily of loans to individuals for personal purchases. There were approximately $371,000 in nonaccrual installment loans or 2.0 percent of outstanding balances at December 31, 2006. The average outstanding individual note balance at December 31, 2006 was $73,161.

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

The Company’s loan policy provides that any term loan on income-producing properties must have minimum debt service coverage at origination of at least 1.20 to 1 for non-owner-occupied property. Any exception to these guidelines requires approval at higher levels of authority based on the type of exception. Exceptions are reviewed by the Credit Policy Committee of the Bank.

On December 6, 2006 the federal banking regulatory agencies issued final guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (CRE) loans on their balance sheets. The regulatory guidance provides for an increased level of regulatory oversight and monitoring for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific type of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are total reported loans for construction, land development and other land represent 100 percent of the institutions total capital; total CRE loans represent 300 percent or more of the institution’s total capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. City National is within the thresholds specified by the guidance. As of December 31, 2006 total loans for construction, land development and other land represented 69 percent of total capital; total CRE loans represented 121 percent of total capital and the CRE loan portfolio increased 2 percent over the last 36 months.

The Company has no residential mortgage loans with high LTVs (as defined in FDICIA as greater than 90 percent), loans with option ARM terms, as defined in SOP 94-6-1, or that allow for negative amortization. The Company does offer interest-only loans. As of December 31, 2006 there were interest-only residential mortgages totaling approximately $371.1 million and home equity lines of credit totaling approximately $404.7 million. As of December 31, 2005, there were interest-only residential mortgages totaling approximately $262.8 million and home equity lines of credit totaling approximately $333.5 million.

One of the significant risks associated with real estate lending involves environmental hazards on or in property affiliated with the loan. The Company analyzes such risks through an evaluation performed by the Bank’s Environmental Risk Management Unit for all loans secured by real estate. A Phase I Environmental Site Assessment (ESA) report may be required if the evaluation determines it appropriate. Other reasons would include the industrial use of environmentally sensitive substances or the proximity to other known environmental problems. A more comprehensive Phase II ESA report is required in certain cases, depending on the outcome of the Phase I report.

Floating-rate loans comprised 57.8 percent of the total loan portfolio at December 31, 2006 compared to 58.1 percent at December 31, 2005. At December 31, 2006, 79.9 percent of outstanding commercial loans, including lease financing, 42.8 percent of real estate loans, including residential mortgages, and 62.8 percent of installment loans were floating-rate loans. Hybrid loans, which convert from fixed to floating rates, are included in floating-rate loans.

The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities.

Loan Maturities

	December 31, 2006
Dollars in thousands	Commercial	Residential Mortgages	Commercial Real Estate Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Total
Aggregate maturities of balances due:
In one year or less
Interest rate - floating	$2,288,846	$—	$1,243	$693,149	$21,719	$115,449	$3,120,406
Interest rate - fixed	109,978	1,788	12,105	14,035	—	4,143	142,049
After one year but within five years
Interest rate - floating	789,377	—	105,304	302,616	26,286	10,938	1,234,521
Interest rate - fixed	288,165	13,011	33,240	2,538	—	10,715	347,669
After five years
Interest rate - floating	186,811	900,990	196,784	3,621	356,652	—	1,644,858
Interest rate - fixed	421,200	1,953,986	1,452,713	8,723	—	59,880	3,896,502
Total loans	$4,084,377	$2,869,775	$1,801,389	$1,024,682	$404,657	$201,125	$10,386,005

Asset Quality

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

A consequence of lending activities is that losses may be experienced. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, changing interest rates, and the financial performance of borrowers. The allowance for loan and lease losses and the reserve for off-balance sheet credit commitments which provide for the risk of losses inherent in the credit extension process, are increased by the provision for credit losses charged to operating expense and allowances acquired through acquisitions. The allowance for loan and lease losses is decreased by the amount of charge-offs, net of recoveries. There is no exact method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

The Company has an internal risk analysis and review staff that issues reports to the Audit and Risk Committee of the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem loans, potential problem loans and loans to be charged off, an assessment of the overall quality and collectibility of the portfolio, consideration of the credit loss experience, trends in problem loans and concentration of credit risk, as well as current economic conditions, particularly in California. Management then evaluates the allowance, determines its desired level, determines appropriate provisions, and reviews the results with the Audit and Risk Committee which ultimately approves management’s recommendation.

The provision is the expense recognized in the income statement to adjust the allowance and reserve to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. See “Critical Accounting Policies” on page 29.

In accordance with the Company’s allowance for loan and lease losses methodology, the Company recorded $0.6 million of income through the provision for credit losses for the year ended December 31, 2006, and has not recorded a provision for credit losses since the second quarter of 2003. This is attributable to the strong credit quality of the Company’s loan portfolio, rate of loan growth, changing economic conditions and management’s ongoing assessment of the credit quality of the loan portfolio. The key indicators of the strong asset quality of the loan portfolio during the period were a low level of delinquencies, nonaccrual loans and loan recoveries that exceeded charge-offs. For additional details, see “Results of Operations—Provision for Credit Losses.”

The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the five years ended December 31, 2006:

	Year ended December 31,
Dollars in thousands	2006	2005	2004	2003	2002
Loans outstanding	$10,386,005	$9,265,602	$8,481,277	$7,882,742	$7,999,470
Average amount of loans outstanding	$9,948,363	$8,875,358	$8,106,657	$7,729,150	$7,822,653
Balance of allowance for loan and lease losses, beginning of year	$153,983	$148,568	$156,015	$156,598	$134,577
Loans charged-off:
Commercial	(7,320)	(6,575)	(24,265)	(38,314)	(61,461)
Residential first mortgage	—	—	(3)	—	—
Commercial real estate mortgage	(94)	(1,898)	(3,920)	—	(2,245)
Real estate construction	(684)	—	—	(1,524)	—
Equity lines of credit	(11)	—	—	—	(167)
Installment	(62)	(95)	(337)	(184)	(142)
Total loans charged-off	(8,171)	(8,568)	(28,525)	(40,022)	(64,015)
Recoveries of loans previously charged-off:
Commercial	9,482	16,055	21,628	11,544	9,169
Residential first mortgage	—	3	14	13	29
Commercial real estate mortgage	1,305	345	1,046	440	542
Real estate construction	68	1,300	100	411	—
Equity lines of credit	—	41	3	42	99
Installment	113	84	67	56	29
Total recoveries	10,968	17,828	22,858	12,506	9,868
Net loans recovered/ (charged-off)	2,797	9,260	(5,667)	(27,516)	(54,147)
Provision for credit losses	(610)	—	—	29,000	67,000
Transfers to reserve for off-balance sheet credit commitments	(828)	(3,845)	(1,780)	(2,067)	381
Acquisitions	—	—	—	—	8,787
Balance, end of year	$155,342	$153,983	$148,568	$156,015	$156,598
Net (charge-offs) recoveries to average loans	0.03%	0.10%	(0.07)%	(0.36)%	(0.69)%
Ratio of allowance for loan and lease losses to toal period-end loans	1.50%	1.66%	1.75%	1.98%	1.96%
Reserve for off-balance sheet credit commitments
Balance, beginning of the year	$15,596	$11,751	$9,971	$7,904	$8,285
Provision for credit losses/ transfers	828	3,845	1,780	2,067	(381)
Balance, end of the year	$16,424	$15,596	$11,751	$9,971	$7,904

Net loan recoveries for 2006 and 2005 were $2.8 million, or 0.03 percent of average loans, and $9.3 million, or 0.1 percent of average loans, respectively. Net charge-offs for 2004 were $5.7 million, or 0.07 percent of average loans.

The allowance for loan and lease losses as a percentage of total loans was 1.50 percent, 1.66 percent, and 1.75 percent at December 31, 2006, 2005, and 2004, respectively. The allowance for loan and lease losses as a percentage of nonperforming loans was 743.9 percent, 1,069.3 percent, and 428.9 percent at December 31, 2006, 2005, and 2004, respectively. See “Nonaccrual, Past Due, and Restructured Loans.”

Based on an evaluation of individual credits, previous loan and lease loss experience, management’s evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses as shown for the past five years in the table below.

Allocation of Allowance for Loan and Lease Losses

	Allowance amount					Percent of loans to total loans
Dollars in thousands	2006	2005	2004	2003	2002	2006	2005	2004	2003	2002
Commercial	$82,984	$82,120	$79,093	$96,893	$109,486	39%	38%	36%	40%	44%
Residential mortgages	8,778	8,423	7,967	5,236	5,905	28	28	27	25	22
Commercial real estate mortgages	35,630	37,010	39,549	36,580	27,769	20	20	22	23	22
Real estate construction	17,309	15,082	14,994	12,350	10,043	7	8	10	8	8
Equity lines of credit	6,951	6,500	4,964	3,210	2,371	4	4	3	2	2
Installment.	3,690	4,848	2,001	1,746	1,024	2	2	2	2	2
Total	$155,342	$153,983	$148,568	$156,015	$156,598	100%	100%	100%	100%	100%

While the allowance is allocated to portfolios, the allowance is general in nature and is available for the portfolio in its entirety. Increased allocations to commercial loans and residential mortgages in 2006 reflect the growth of the portfolios. In 2005, increased allocations to commercial and residential mortgages reflect the growth of the portfolio, and in 2004, a decrease in problem commercial loans resulted in the decreased allocation to this category.

At December 31, 2006, there were $19.0 million of impaired loans included in nonaccrual loans that had an allowance of $0.5 million allocated to them. On a comparable basis, at December 31, 2005, there were $12.3 million of impaired loans which had an allowance of $1.0 million allocated to them.

Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The assessment for impairment occurs when and while such loans are on nonaccrual, or when the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. Impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment allowance is recognized by creating or adjusting the existing allocation of the allowance for loan and lease losses. The Company’s policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

Nonaccrual, Past Due, and Restructured Loans

Total nonperforming assets (nonaccrual loans and OREO) were $20.9 million, or 0.20 percent of total loans and OREO at December 31, 2006, compared with $14.4 million, or 0.16 percent, at December 31, 2005.

The following table presents information concerning nonaccrual loans, OREO, loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans:

	December 31,
Dollars in thousands	2006	2005	2004	2003	2002
Nonaccrual loans:
Commercial	$2,977	$5,141	$30,334	$37,418	$52,890
Residential mortgages	—	294	94	899	377
Commercial real estate mortgages	4,849	923	2,255	2,527	12,014
Real estate construction	12,678	7,650	790	916	5,267
Equity lines of credit	—	21	380	168	334
Installment	379	371	785	345	475
Total	20,883	14,400	34,638	42,273	71,357
OREO	—	—	—	—	670
Total nonaccrual loans and OREO	$20,883	$14,400	$34,638	$42,273	$72,027
Total nonaccrual loans as a percentage of total loans	0.20%	0.16%	0.41%	0.54%	0.89%
Total nonaccrual loans and OREO as a percentage of total loans and OREO	0.20	0.16	0.41	0.54	0.90
Allowance for loan and lease losses to total loans	1.50	1.66	1.75	1.98	1.96
Allowance for loan and lease losses to nonaccrual loans	743.9	1,069.3	428.9	369.1	219.5
Loans past due 90 days or more on accrual status:
Commercial	$—	$—	$142	$235	$5,854
Real estate	—	—	—	1,808	104
Installment	—	—	—	—	198
Other	337	—	—	—	—
Total	$337	$—	$142	$2,043	$6,156

Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

At December 31, 2006, in addition to loans disclosed above as past due, nonaccrual or restructured, management also identified $9.7 million of loans to 8 borrowers, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at December 31, 2006. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

The table below summarizes the approximate changes in nonaccrual loans for the years ended December 31, 2006 and 2005.

Dollars in thousands	2006	2005
Balance, beginning of the year	$14,400	$34,638
Loans placed on nonaccrual	36,515	21,823
Charge-offs	(5,917)	(6,788)
Loans returned to accrual status	(5,723)	(14,942)
Repayments (including interest applied to principal)	(18,392)	(20,331)
Balance, end of year	$20,883	$14,400

The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $3.5 million, $2.6 million, and $4.8 million for the years ended December 31, 2006, 2005, and 2004, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case the interest payments are recognized as interest income. Interest collected on nonaccrual loans and applied to principal was $1.1 million, $1.4 million, and $2.6 million for the years ended December 31, 2006, 2005, and 2004, respectively. Interest income not recognized on nonaccrual loans reduced the net interest margin by 1, 1, and 4 basis points for the years ended December 31, 2006, 2005, and 2004, respectively.

Other Real Estate Owned (OREO)

Other real estate owned is comprised of real estate acquired in satisfaction of loans. The Company had no OREO at December 31, 2006 or 2005. The Company’s policy is to record these properties at estimated fair value, net of selling expenses, at the time they are transferred into OREO.

Other Assets

Other assets include the following:

	Other Assets
Dollars in thousands	2006	2005
Accrued interest receivable	$74,534	$64,958
Other accrued income	22,938	13,947
Claim in receivership	—	11,042
Deferred Compensation Fund assets	35,396	28,949
Income tax receivable	43,133	43,178
PML assets	13,716	11,513
Other	102,537	91,108
Total other assets	$292,254	$264,695

See “Results of Operations-Income Taxes” for a discussion of the income tax receivable of $43.1 million at December 31, 2006.

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

The Company had off-balance sheet loan commitments aggregating $5.0 billion at December 31, 2006, an increase from $4.6 billion at December 31, 2005. In addition, the Company had $662.0 million outstanding in bankers’ acceptances and letters of credit of which $650.6 million relate to standby letters of credit at December 31, 2006. At December 31, 2005, bankers’ acceptances and letters of credit were $498.7 million of which $480.7 million related to standby letters of credit. Substantially all of the Company’s loan commitments are on a variable-rate basis and are comprised of real estate and commercial loan commitments.

As of December 31, 2006, the Company had private equity fund commitments of $44.7 million, of which $15.8 million was funded. As of December 31, 2005, the Company had private equity fund commitments of $41.7 million, of which $10.9 million was funded. In addition, the Company had unfunded Affordable Housing Fund commitments of $36.3 million as of December 31, 2006 and 2005.

The Company has various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, such as certain lease and purchase commitments, are only required to be disclosed. The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2006 and the future periods in which such obligations are expected to be settled in cash. The table also reflects the timing of principal payments in outstanding borrowings. Additional details regarding these obligations are provided in the footnotes to the financial statements, as referenced in the following table.

Contractual Obligations

	Less than		1-3	3-5	More than
Dollars in thousands	Total	1 Year	Years	Years	5 Years
Deposits (Note 10)	$2,045,284	$1,968,078	$73,236	$3,970	$—
Borrowings (Note 10)	584,942	97,561	127,851	144,848	214,682
Operating lease commitments (Note 6)	241,214	28,078	78,360	43,316	91,460
Other (1)	65,941	14,705	27,315	18,321	5,600
Total contractual obligations (2)	$2,937,381	$2,108,422	$306,762	$210,455	$311,742

(1)	Other firm commitments include commitments for computer system services

(2)	Liabilities above that are recorded on the balance sheet	$2,630,226
	Commitments not recorded on the balance sheet	307,155
		$2,937,381

Deposits and Borrowed Funds

Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $10,148.6 million in 2006 compared with $10,765.3 million in 2005. The decrease was due to higher interest rates which caused clients to shift funds to higher-yielding accounts, as well as the slowdown in the housing industry, which affected our specialty deposit business.

Certificates of deposit of $100,000 or more totaled $1.85 billion at December 31, 2006, of which $1,147 million mature within three months, $677 million mature within four months to one year and $14 million mature beyond one year.

At December 31, 2006 and 2005, the aggregate amount of deposits by foreign depositors in domestic offices totaled $92.6 million and $49.8 million, respectively. Brokered deposits were $444 million and $15 million, at December 31, 2006 and 2005, respectively.

Short and long-term borrowed funds provided additional funding, albeit at a higher cost, to support loan growth. Average borrowed funds were $627.4 million in 2006 compared with $533.8 million in 2005. Borrowed funds increased as asset growth outpaced deposit growth.

Capital

At December 31, 2006, the Corporation’s and the Bank’s Tier 1 capital, which is comprised of common shareholders’ equity as modified by certain regulatory adjustments, amounted to $1,266.3 million and $1,300.1  million, respectively. At December 31, 2005, the Corporation’s and the Bank’s Tier 1 capital amounted to $1,251.3 million and $1,300.7 million, respectively. The increase from December 31, 2005 resulted from 2006 earnings and the exercise of stock options, offset by dividends paid, amounts related to shares repurchased and adjustments made to implement FASB Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (FAS 158) and Staff Accounting Bulletin 108 (SAB 108). See Note 1 and Note 13 of the Notes to Consolidated Financial Statements.

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 2006, 2005, and 2004.

	Regulatory
	Well Capitalized	December 31
	Standards	2006	2005	2004
City National Corporation
Tier 1 leverage	N/A%	8.81%	8.82%	7.83%
Tier 1 risk-based capital	6.00	11.09	12.33	11.51
Total risk-based capital.	10.00	13.60	15.53	15.11
City National Bank
Tier 1 leverage	5.00	9.04	9.26	8.38
Tier 1 risk-based capital	6.00	11.38	12.86	12.28
Total risk-based capital.	10.00	13.89	16.05	15.87

Shareholders’ equity to assets as of December 31, 2006 was 10.02 percent compared with 10.00 percent as of December 31, 2005.

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

QUARTERLY RESULTS

The following table summarizes quarterly operating results for 2006 and 2005.

2006 Quarterly Operating Results (Unaudited)

	Quarter ended
Dollars in thousands	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$198,192	$206,204	$208,347	$213,551	$826,294
Interest expense	45,786	52,206	59,625	62,788	220,405
Net interest income	152,406	153,998	148,722	150,763	605,889
Provision for credit losses	—	(610)	—	—	(610)
Net interest income after provision for credit losses	152,406	154,608	148,722	150,763	606,499
Noninterest income	54,222	59,304	65,150	68,388	247,064
Gain (loss) on sale of securities	708	(716)	(362)	(4,130)	(4,500)
Noninterest expense	114,095	117,959	118,861	125,304	476,219
Minority interest	1,228	1,213	1,808	1,709	5,958
Income before taxes	92,013	94,024	92,841	88,008	366,886
Income taxes	34,781	35,283	33,847	29,452	133,363
Net income	$57,232	$58,741	$58,994	$58,556	$233,523
Net income per share, basic	$1.16	$1.20	$1.23	$1.23	$4.82
Net income per share, diluted	$1.12	$1.16	$1.20	$1.19	$4.66

2005 Quarterly Operating Results (Unaudited)

	Quarter ended
Dollars in thousands	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$167,106	$173,692	$184,145	$191,333	$716,276
Interest expense	21,224	24,619	28,396	31,886	106,125
Net interest income	145,882	149,073	155,749	159,447	610,151
Provision for credit losses	—	—	—	—	—
Net interest income after provision for credit losses	145,882	149,073	155,749	159,447	610,151
Noninterest income	50,647	51,088	53,873	53,570	209,178
Gain (loss) on sale of securities	255	844	241	(53)	1,287
Noninterest expense	106,504	107,421	110,879	113,581	438,385
Minority interest expense	1,811	1,532	1,761	571	5,675
Income before taxes	88,469	92,052	97,223	98,812	376,556
Income taxes	33,008	34,345	37,413	37,055	141,821
Net income	$55,461	$57,707	$59,810	$61,757	$234,735
Net income per share, basic	$1.13	$1.18	$1.22	$1.25	$4.77
Net income per share, diluted	$1.09	$1.13	$1.17	$1.21	$4.60

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, using the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, in accordance with the standards of the Public Company Accounting Oversight Board. That report appears on page A-2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
City National Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that City National Corporation (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that City National Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, City National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of City National Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
City National Corporation:

We have audited the accompanying consolidated balance sheet of City National Corporation and subsidiaries (the Corporation) as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, as of December 31, 2006. As discussed in Note 9 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, on January 1, 2006. As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of December 31, 2006.

/s/ KPMG LLP

Los Angeles, California
February 27, 2007

CITY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31,
Dollars in thousands, except per share amounts	2006	2005
Assets
Cash and due from banks	$423,114	$365,217
Federal funds sold	127,000	157,000
Due from banks—interest-bearing	60,940	40,803
Securities available-for-sale—cost $3,018,190 and $4,030,225 at December 31, 2006 and December 31, 2005, respectively	2,954,372	3,952,501
Trading account securities	147,907	59,344
Loans	10,386,005	9,265,602
Less allowance for loan and lease losses	155,342	153,983
Net loans	10,230,663	9,111,619
Premises and equipment, net	94,745	82,868
Deferred tax asset	125,992	125,175
Goodwill	249,641	247,708
Intangibles	37,920	36,416
Bank-owned life insurance	70,156	67,774
Affordable housing investments	65,800	67,508
Customers’ acceptance liability	3,877	3,232
Other assets	292,254	264,695
Total assets	$14,884,381	$14,581,860
Liabilities
Demand deposits	$6,002,068	$6,562,038
Interest checking deposits	755,098	867,509
Money market deposits	3,216,949	3,296,260
Savings deposits	153,417	177,874
Time deposits-under $100,000	198,329	177,230
Time deposits-$100,000 and over	1,846,955	1,057,561
Total deposits	12,172,816	12,138,472
Federal funds purchased and securities sold under repurchase agreements	422,903	190,190
Other short-term borrowings	97,525	100,000
Subordinated debt	269,848	275,682
Long-term debt	217,569	219,445
Reserve for off-balance sheet credit commitments.	16,424	15,596
Other liabilities	164,079	156,884
Acceptances outstanding	3,877	3,232
Total liabilities	13,365,041	13,099,501
Minority interest in consolidated subsidiaries	28,425	24,351
Commitments and contingencies
Shareholders’ Equity
Preferred Stock authorized—5,000,000; none outstanding	—	—
Common Stock-par value-$1.00; authorized—75,000,000; Issued—50,718,794 and 50,600,943 shares at December 31, 2006 andDecember 31, 2005, respectively.	50,719	50,601
Additional paid-in capital	412,248	396,659
Accumulated other comprehensive loss	(41,386)	(51,551)
Retained earnings	1,264,697	1,121,474
Treasury shares, at cost—2,835,908 and 887,304 shares at December 31, 2006 and December 31, 2005, respectively	(195,363)	(59,175)
Total shareholders’ equity	1,490,915	1,458,008
Total liabilities and shareholders’ equity	$14,884,381	$14,581,860

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	For the year ended
	December 31,
In thousands, except per share amounts	2006	2005	2004
Interest Income
Loans .	$671,824	$548,808	$443,130
Securities available-for-sale	148,896	163,832	151,010
Trading account	2,715	1,358	319
Federal funds sold and securities purchased under resale agreements .	1,525	1,617	6,884
Due from banks—interest-bearing.	1,334	661	740
Total interest income	826,294	716,276	602,083
Interest Expense
Deposits .	159,024	76,045	44,258
Federal funds purchased and securities sold under repurchase agreements	26,463	8,583	1,422
Subordinated debt	15,399	10,600	5,678
Other long-term debt	12,989	10,074	6,424
Other short-term borrowings	6,530	823	655
Total interest expense .	220,405	106,125	58,437
Net interest income	605,889	610,151	543,646
Provision for credit losses .	(610)	—	—
Net interest income after provision for credit losses .	606,499	610,151	543,646
Noninterest Income
Trust and investment fees	107,462	80,818	69,685
Brokerage and mutual fund fees	50,358	41,927	37,737
Cash management and deposit transaction charges	31,631	34,096	41,386
International services	26,174	23,159	20,784
Bank-owned life insurance	2,996	3,203	2,812
Gain on sale of loans and other assets .	2,750	1,067	9
(Loss) gain on sale of securities .	(4,500)	1,287	(5,888)
Other .	25,693	24,908	19,982
Total noninterest income	242,564	210,465	186,507
Noninterest Expense
Salaries and employee benefits .	295,151	263,398	239,583
Net occupancy of premises .	40,241	35,083	30,629
Legal and professional fees	37,731	41,596	34,262
Information services	19,097	16,996	15,004
Depreciation and amortization	19,062	18,434	17,417
Marketing and advertising	18,654	16,171	15,498
Office services	10,751	10,697	10,305
Amortization of intangibles	5,284	6,595	7,080
Equipment	2,812	2,355	2,460
Other operating	27,436	27,060	23,172
Total noninterest expense	476,219	438,385	395,410
Minority interest expense	5,958	5,675	4,992
Income before income taxes	366,886	376,556	329,751
Income taxes .	133,363	141,821	123,429
Net income .	$233,523	$234,735	$206,322
Net income per share, basic	$4.82	$4.77	$4.21
Net income per share, diluted .	$4.66	$4.60	$4.04
Shares used to compute income per share, basic .	48,477	49,159	48,950
Shares used to compute income per share, diluted .	50,063	51,062	51,074
Dividends per share .	$1.64	$1.44	$1.28

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands	2006	2005	2004
Cash Flows From Operating Activities
Net income	$233,523	$234,735	$206,322
Adjustments to net income:
Provision for credit losses	(610)	—	—
Amortization of restricted stock grants	5,192	4,111	3,445
Amortization of intangibles	5,284	6,595	7,080
Depreciation and software amortization	19,062	18,434	17,417
Amortization of cost and discount on long-term debt	707	708	708
Stock-based employee compensation expense	6,913	—	—
Net change in deferred income tax benefit	(817)	(5,567)	(25,961)
Gain on sale of loans and assets	(2,750)	(1,067)	(9)
Loss (gain) on sales of securities	4,500	(1,287)	5,888
Net change in other assets and other liabilities	(27,429)	23,392	(31,086)
Net (increase) decrease in trading securities	(88,563)	16,534	15,657
Other, net	(10,262)	(6,151)	2,096
Net cash provided by operating activities	144,750	290,437	201,557
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(195,777)	(831,156)	(2,033,133)
Sales of securities available-for-sale	527,599	147,309	487,651
Maturities and paydowns of securities	678,230	717,989	763,639
Loan originations, net of principal collections	(1,120,403)	(784,325)	(611,445)
Purchase of premises and equipment	(30,939)	(32,678)	(23,322)
Other investing activities	(7,013)	(4,206)	2,214
Net cash used by investing activities	(148,303)	(787,067)	(1,414,396)
Cash Flows From Financing Activities
Net increase in deposits	34,344	151,557	1,049,852
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	232,713	(14,464)	92,941
Net (decrease) increase in short-term borrowings, net of transfers from long-term debt	(2,475)	99,875	(65,010)
Net decrease in other borrowings	(283)	(1,998)	(2,484)
Proceeds from exercise of stock options	18,146	26,711	30,979
Tax benefit from exercise of stock options	9,959	9,959	9,976
Stock repurchases	(160,691)	(44,596)	(43,825)
Cash dividends paid	(80,126)	(71,248)	(62,926)
Net cash provided by financing activities	51,587	155,796	1,009,503
Net increase (decrease) in cash and cash equivalents	48,034	(340,834)	(203,336)
Cash and cash equivalents at beginning of year	563,020	903,854	1,107,190
Cash and cash equivalents at end of year	$611,054	$563,020	$903,854
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$203,346	$104,763	$57,691
Income taxes	156,343	106,755	97,500
Non-cash investing activities
Restructuring of investment	—	2,724	—

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

Dollars in thousands	Shares issued	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury stock	Total shareholders’ equity
Balance, December 31, 2003	50,459,716	$50,460	$394,534	$12,903	$814,591	$(53,232)	$1,219,256
Net income	—	—	—	—	206,322	—	206,322
Other comprehensive loss net of tax
Net unrealized loss on securities available-for-sale, net of reclassification adjustment of $2.0 million net loss included in net income	—	—	—	(8,898)	—	—	(8,898)
Net unrealized loss on cash flow hedges, net of reclassification of $4.7 million net gain included in net income	—	—	—	(5,357)	—	—	(5,357)
Total other comprehensive loss	—	—	—	(14,255)	—	—	(14,255)
Issuance of shares for stock options	—	—	(9,435)	—	—	40,414	30,979
Restricted stock grants / vesting	129,692	129	(566)	—	—	—	(437)
Stock-based employee compensation expense	—	—	3,445	—	—	—	3,445
Tax benefit from stock options	—	—	9,976	—	—	—	9,976
Cash dividends paid	—	—	—	—	(62,926)	—	(62,926)
Repurchased shares, net	—	—	—	—	—	(43,825)	(43,825)
Balance, December 31, 2004	50,589,408	50,589	397,954	(1,352)	957,987	(56,643)	1,348,535
Net income	—	—	—	—	234,735	—	234,735
Other comprehensive loss net of tax
Net unrealized loss on securities available-for-sale, net of reclassification adjustment of $3.5 million net loss included in net income	—	—	—	(44,857)	—	—	(44,857)
Net unrealized loss on cash flow hedges, net of reclassification of $0.1 million net loss included in net income	—	—	—	(5,342)	—	—	(5,342)
Total other comprehensive loss	—	—	—	(50,199)	—	—	(50,199)
Issuance of shares for stock options	(29,739)	(29)	(15,324)	—	—	42,064	26,711
Restricted stock grants / vesting.	41,274	41	(41)	—	—	—	—
Stock-based employee compensation expense	—	—	4,111	—	—	—	4,111
Tax benefit from stock options	—	—	9,959	—	—	—	9,959
Cash dividends paid	—	—	—	—	(71,248)	—	(71,248)
Repurchased shares, net	—	—	—	—	—	(44,596)	(44,596)
Balance, December 31, 2005	50,600,943	50,601	396,659	(51,551)	1,121,474	(59,175)	1,458,008
Adjustment to initially apply Staff Accounting Bulletin No. 108	—	—	—	—	(10,174)	—	(10,174)
Balance, January 1, 2006	50,600,943	50,601	396,659	(51,551)	1,111,300	(59,175)	1,447,834
Net income	—	—	—	—	233,523	—	233,523
Other comprehensive income net of tax
Net unrealized gain on securities available-for-sale, net of reclassification adjustment of $3.8 million net loss included in net income	—	—	—	8,060	—	—	8,060
Net unrealized gain on cash flow hedges, net of reclassification of $6.0 million net loss included in net income.	—	—	—	3,644	—	—	3,644
Total other comprehensive income	—	—	—	11,704	—	—	11,704
Adjustment to initially apply FASB Statement No. 158	—	—	—	(1,539)	—	—	(1,539)
Issuance of shares for stock options	68,246	68	(6,425)	—	—	24,503	18,146
Restricted stock grants / vesting	49,605	50	(50)	—	—	—	—
Stock-based employee compensation expense	—	—	12,105	—	—	—	12,105
Tax benefit from stock options	—	—	9,959	—	—	—	9,959
Cash dividends paid	—	—	—	—	(80,126)	—	(80,126)
Repurchased shares, net	—	—	—	—	—	(160,691)	(160,691)
Balance, December 31, 2006	50,718,794	$50,719	$412,248	$(41,386)	$1,264,697	$(195,363)	$1,490,915

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

Our accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. The results of operations reflect any adjustments, all of which are of a normal recurring nature, and which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented.

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

When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the allowance for loan and lease losses or by adjusting an existing valuation allowance for the impaired loan.

The Company’s policy is to record cash receipts received on impaired loans first as reductions to principal and then to interest income.

Unfunded loan commitments are generally related to providing credit facilities to clients of the Bank, and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 14 in the Notes to Consolidated Financial Statements.

International Services Fees

International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection and other fee income. International services fees are recognized when earned, except for the fees on commercial letters of credit and standby letters of credit which are deferred and recognized into income over the term of the letter of credit.

Provision for Credit Losses

The provision for credit losses reflects management’s judgment of the adequacy of the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments. It is determined through quarterly analytical reviews of the loan and commitment portfolios, and consideration of such other factors as the Company’s loan and lease loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values and current economic conditions, as well as the results of the Company’s ongoing credit review process and that of its regulators.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Private Equity Investments

Nonmarketable equity securities include private equity investments that are not publicly traded. We review these assets at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment’s cash flows and capital needs, the viability of its business model and our exit strategy. These securities are accounted for under the cost method and are included in other assets. If and when we consider declines in value to be other-than-temporary, we would reduce the asset value. The estimated loss would be recognized as a loss on other assets in other noninterest income.

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

Other Real Estate Owned (OREO)

Other real estate owned is comprised of real estate acquired in satisfaction of loans. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon a current appraisal. Losses that result from the ongoing periodic valuation of these properties are charged against OREO expense in the period in which they are identified. Expenses for holding costs are charged to operations as incurred.

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

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Net Income per Share

Basic earnings per share is calculated based on the weighted average shares of common stock. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during part or all of the year.

Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases. Intangibles represent the value of depositor relationships associated with deposit liabilities and other contracts assumed in acquisitions. Depositor relationship intangibles are amortized over seven years and other contract intangibles are amortized over various periods up to 20 years on a straight-line basis. The weighted-average amortization period for contract intangibles is 16.9 years. Goodwill and intangibles are evaluated annually for permanent impairment. We assess goodwill for impairment on a reportable segment level. We would recognize any impairment losses as a charge to noninterest expense and an adjustment to the carrying value of the goodwill asset. Subsequent reversals of goodwill impairment are prohibited.

The following table summarizes the Company’s goodwill and other intangible assets as of December 31, 2006 and December 31, 2005.

	December 31,			December 31,
Dollars in thousands	2005	Additions	Reductions	2006
Goodwill	$282,910	$7,660	$(6,948)	$283,622
Accumulated Amortization	(35,202)	—	1,221	(33,981)
Net	$247,708	$7,660	$(5,727)	$249,641
Intangibles	$61,286	$11,359	$(4,600)	$68,045
Accumulated Amortization	(24,870)	(5,255)	—	(30,125)
Net	$36,416	$6,104	$(4,600)	$37,920

The addition in goodwill and intangibles relates to the purchase of Independence Investments, and small ownership changes in our investment affiliates. The reduction in goodwill and intangibles is due to the sale of one of the Company’s investment affiliates in December 2006, and small ownership changes in our investment affiliates.

At December 31, 2006, the estimated aggregate amortization of intangibles for the years 2007 through 2011 is $5.0 million, $4.8 million, $2.9 million, $2.5 million, and $2.5 million, respectively.

Interest Rate Risk Management Activities

In accordance with FAS 133, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a “fair value hedge” which is a hedge of a recognized asset or liability, (ii) a “cash flow hedge” which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an “undesignated hedge”, a derivative instrument not designated as a hedging instrument whose change in fair value is recognized

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

directly in the consolidated statement of income. All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet. Effectiveness is measured retrospectively and prospectively, and the Company expects that the hedges will continue to be effective in the future. The Company did not have any significant undesignated hedges during 2006 or 2005.

Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in FAS 133) in offsetting changes in either the fair value or cash flows of the hedged item. Retroactive effectiveness is assessed, as well as the continued expectation that the hedge will remain effective prospectively.

For cash flow hedges, in which derivatives hedge the variability of cash flows (interest payments) on loans that are indexed to U.S. dollar LIBOR or the Bank’s prime interest rate, the effectiveness is assessed prospectively at the inception of the hedge, and prospectively and retrospectively at least quarterly thereafter. Ineffectiveness of the cash flow hedges is measured on a quarterly basis using the hypothetical derivative method. For cash flow hedges, the effective portion of the changes in the derivatives’ fair value is not included in current earnings but is reported as other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in other comprehensive income is recognized on the same line in the consolidated statement of income as the hedged item, i.e. included in interest income on loans. Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in other noninterest income in the consolidated statement of income.

For fair value hedges, in which derivatives hedge the fair value of certain certificates of deposits, subordinated debt and other long-term debt, the interest-rate swaps are structured so that all key terms of the swaps match those of the underlying debt transactions, therefore ensuring hedge effectiveness at inception. On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and the hedging counterparties are evaluated to ensure that there are no adverse developments regarding counterparty default, therefore ensuring continuing effectiveness. For fair value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings, on the same line in the consolidated statement of income as the related hedged item. The ineffective portion, if any, of the changes in the fair value of these hedges (the differences between changes in the fair value of the interest-rate swaps and the hedged items) is recognized immediately in other noninterest income in the consolidated statement of income.

Fair values are determined from verifiable third-party sources that have considerable experience with the interest-rate swap market. For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest-rate swaps is recorded as an adjustment to net interest income for the hedged items.

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) a derivative expires or is sold, terminated, or exercised, (iii) a derivative is un-designated as a hedge, because it is unlikely that a forecasted transaction will occur; or (iv) the Company determines that designation of a derivative as a hedge is no longer appropriate. If a derivative instrument in a fair value hedge is terminated or the hedge designation removed, the previous adjustments to the carrying amount of the hedged asset or liability would be subsequently accounted for in the same manner as other components of the carrying amount of that asset or liability. For interest-earning assets and interest-bearing liabilities, such adjustments would be

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

amortized into earnings over the remaining life of the respective asset or liability. If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, related amounts reported in other comprehensive income is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Stock-based Compensation Plans

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised) “Share Based Payment” (FAS 123R), which replaced FAS 123 and superseded APB 25. FAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted stock, based on the fair value of the award on the grant date. This cost must be recognized in the income statement over the vesting period of the award.

The Company adopted FAS 123R effective January 1, 2006. The Company previously applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock-based compensation plans, and accordingly, no compensation cost had been recognized for stock options in the prior period financial statements. The Company has applied the Modified Prospective Application (MPA) in its implementation of the new accounting standard. As such, the Company has recognized stock-based compensation expense for stock options in the current year only. Prior period amounts have not been restated. The Company did not make any modifications to outstanding stock options prior to the adoption of FAS 123R. Pro forma net income and earnings per share information for the prior years is provided in Note 9.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses assumptions. The Company evaluates exercise behavior and values options separately for executive and non-executive employees. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to predict option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 20 years and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is equal to the dividend yield of the Company’s stock at the time of the grant. As a practice, the Company’s stock option grants are such that the exercise price equals the current market price of the common stock.

In 2003, the Company began issuing restricted stock awards which vest over a five-year period. Restricted stock is valued at the closing price of the Company’s stock on the date of award.

Recently Issued or Proposed Accounting Pronouncements

During the year ended December 31, 2006, the following accounting pronouncements were issued or became effective:

The Company adopted FASB Staff Position 115-1 (FSP 115-1) on January 1, 2006 and determined that there was no impact on its financial statements for the year ended December 31, 2006.

The Company adopted FASB Statement No 123(R) as of January 1, 2006. See Note 9 on page A-23 for additional information.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on July 13, 2006. FIN 48 provides a single model for addressing uncertainty in tax positions and requires expanded annual disclosures about tax positions. It becomes effective for the Company as of January 1, 2007. The Company will adopt the provisions of FIN 48, as of January 1, 2007. As a result of the implementation of FIN 48, the Company expects to recognize approximately a $28 million increase in the reserve for unrecognized tax benefits, which will be accounted for as a reduction to the January 1, 2007 balance of retained earnings.

On September 13, 2006 the SEC staff published Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses quantifying the financial statement effects of misstatements and the effects of prior year uncorrected errors in the current year financial statements. The Company recorded a cumulative effect adjustment of $10.2 million as a reduction to 2006 beginning retained earnings as a result of the implementation of SAB 108. See Note 13—Availability of funds from Subsidiaries and Capital for more information.

On September 15, 2006 the FASB issued FASB Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 provides guidance for determining the fair value of assets and liabilities. This statement, which is effective for the Company on January 1, 2008, clarifies the application of fair value measurement, but it does not change the methodology used by the Company. This statement is not expected to have any significant impact on the Company’s financial statements.

On September 29, 2006 the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R), (FAS 158). FAS 158 is applicable to the Company’s Supplemental Executive Retirement Plan as of December 31, 2006.  The implementation of FAS 158 resulted in a $1.5 million charge to other comprehensive income, a component of equity, for the year ended December 31, 2006. See Note 8—Retirement Plan for additional information.

Note 2. Restrictions on Cash and Due from Banks

Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances averaged approximately $73.5 million and $75.6 million during the year ended December 31, 2006 and December 31, 2005, respectively.

Note 3. Acquisitions

On May 31, 2006, the Company completed the acquisition of the business of Independence Investment LLC, a Boston-based firm that manages $8 billion in assets for corporate, public and Taft-Hartley pension plans, as well as foundations and endowments. The purchase price was $25 million, paid by the company along with a group of minority partners comprised of senior management members of Independence. The acquisition resulted in $11 million in contract intangibles, which are being amortized over 14 years, and $10 million in goodwill. Results for 2006 reflect the operations of Independence from May 31, 2006, the date that the acquisition was completed. The Company and the minority partners are contingently liable to make additional purchase payments of up to $10 million, upon the achievement of specific financial events.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Acquisitions (Continued)

On November 1, 2006, City National Corporation announced a definitive agreement to acquire Business Bank Corporation (BBC), the parent of Business Bank of Nevada (BBNV), in a cash and stock transaction valued at approximately $166 million. Founded in 1995, BBC had assets of $509.8 million, loans of $389.3 million and deposits of $454.2 million as of December 31, 2006. BBNV operates seven branch offices in Nevada as well as a loan production office in South Lake Tahoe. The acquisition is expected to close in the first quarter of 2007, subject to approval by banking regulators as well as the satisfaction of other customary closing conditions. BBC shareholders approved the merger at their Special Meeting of shareholders on February 9, 2007.

Note 4. Securities Available-for-Sale

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
U.S. Treasury.	$49,937	$4	$(3)	$49,938
Federal agency.	263,227	—	(4,449)	258,778
Mortgage-backed	2,264,570	558	(65,814)	2,199,314
State and Municipal	360,759	3,391	(1,832)	362,318
Other	10,166	—	(102)	10,064
Total debt securities.	2,948,659	3,953	(72,200)	2,880,412
Marketable equity securities.	69,531	4,552	(123)	73,960
Total securities.	$3,018,190	$8,505	$(72,323)	$2,954,372
December 31, 2005
U.S. Treasury.	$92,127	$—	$(980)	$91,147
Federal agency.	724,728	1	(14,551)	710,178
Mortgage-backed	2,837,381	2,250	(72,163)	2,767,468
State and Municipal	325,630	4,473	(2,221)	327,882
Total debt securities.	3,979,866	6,724	(89,915)	3,896,675
Marketable equity securities.	50,359	5,624	(157)	55,826
Total securities.	$4,030,225	$12,348	$(90,072)	$3,952,501

Gross realized gains and (losses) related to the available-for-sale portfolio were $11.1 million and ($15.6 million), respectively, for the year ended December 31, 2006, $2.3 million and ($1.0 million), respectively, for the year ended December 31, 2005, and $5.3 million and ($11.2 million), respectively, for the year ended December 31, 2004. Included in the realized losses for 2004 was an $8.2 million loss for other-than-temporary impairment of certain agency preferred stock.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Securities Available-for-Sale (Continued)

A security with an unrealized loss is considered impaired when the fair value is less than the amortized cost. Impairment may be temporary or “other-than-temporary”. The following table is a summary of debt securities with a continuous unrealized loss by duration as of December 31, 2006.

	Less than 12 months		12 months or longer		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government and federal agency	$39,325	$1	$259,376	$4,451	$298,701	$4,452
Mortgage-backed	57,463	368	2,071,236	65,446	2,128,699	65,814
State and Municipal	73,963	534	59,413	1,298	133,376	1,832
Other	10,064	102	—	—	10,064	102
Total debt securities	$180,815	$1,005	$2,390,025	$71,195	$2,570,840	$72,200

For the securities with unrealized losses in the table above, the losses are a result of the change in market interest rates and is not a result of the issuers’ underlying ability to repay. Additionally, the securities have relatively short maturities, the Company has the ability and intent to hold the securities until maturity and expects to recover the full principal and interest amounts owed. Accordingly, management does not believe there is any “other-than-temporary” impairment of the investment portfolio at December 31, 2006, and has not recognized any impairment charge in consolidated net income.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities at December 31, 2006, by contractual maturity. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments. Actual remaining maturities will differ from contractual maturities because mortgage debt issuers may have the right to prepay obligations prior to contractual maturity. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Treasury	$39,323	5.17	$—	—	$—	—	$—	—	$39,323	5.17
Federal Agency	120,842	3.69	148,550	3.82	—	—	—	—	269,392	3.77
CMO’s	—	—	84,282	4.08	234,470	4.17	1,283,668	4.43	1,602,420	4.37
Mortgage-backed	138,071	4.16	—	—	17,375	5.45	441,449	4.87	596,895	4.72
State and Municipal	25,334	4.19	95,059	4.10	146,101	3.88	95,824	3.94	362,318	3.97
Total debt securities	$323,570	4.12	$327,891	3.97	$397,946	4.12	$1,820,941	4.51	$2,870,348	4.34

Amortized cost	$328,083		$332,441		$403,902		$1,874,067		$2,938,493

Securities available-for-sale totaling $770.4 million were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law at December 31, 2006.

Interest income on available-for-sale securities is comprised of: (i)taxable interst income of $8.3 million, $8.1 million, and $8.9 million as of December 31, 2006, 2005, and 2004 respectively, (ii) nontaxable

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Securities Available-for-Sale (Continued)

interest income of $ 8.3 million, $8.2 million, and $8.9 million as of December 31, 2006, 2005, and 2004 and (iii) dividend income of of $138.3 million, $152.6 million, and $135.6 million as of December 31, 2006, 2005, and 2004 respectively.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

	December 31,
Dollars in thousands	2006	2005
Commercial	$3,865,420	$3,388,640
Residential mortgages	2,869,775	2,644,030
Commercial real estate mortgages	1,801,389	1,857,273
Real estate construction	1,024,682	724,879
Equity lines of credit	404,657	333,548
Installment loans	201,125	200,296
Lease financing	218,957	116,936
Total loans	$10,386,005	$9,265,602

The loan amounts above include net unamortized fees and costs of $9.0 million and $11.8 million as of December 31, 2006 and 2005, respectively.

In the normal course of business, the Bank makes loans to executive officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to others with a similar credit standing. The aggregate dollar amounts of these loans were $9.0 million and $10.7 million at December 31, 2006 and 2005, respectively. During 2006, new loans and advances totaled $9.2 million and repayments totaled $10.9 million. Interest income recognized on these loans amounted to $0.5 million, $0.5 million and $0.4 million during 2006, 2005, and 2004, respectively. At December 31, 2006, none of these loans was past due or on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

The Company has no residential mortgage loans with high LTVs (as defined in FDICIA as greater than 90 percent), loans with option ARM terms, as defined in SOP 94-6-1, or that allow for negative amortization. The Company does offer interest-only loans. As of December 31, 2006 there were interest-only residential mortgages totaling approximately $371.1 million and home equity lines of credit totaling approximately $404.7 million. As of December 31, 2005, there were interest-only residential mortgages totaling approximately $262.8 million and home equity lines of credit totaling approximately $333.5 million.

Loans past due 90 days or more and still accruing interest were not significant in 2006, 2005, or 2004. There were no restructured loan balances at December 31, 2006, 2005, or 2004.

The allowance for loan and lease losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process in analyzing the loan and

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

commitment portfolios and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. The allowance for loan and lease losses and the reserve for off-balance sheet credit commitments which provide for the risk of losses inherent in the credit extension process, are increased by the provision for credit losses charged to operating expense and allowances acquired through acquisitions. The allowance for loan and lease losses is decreased by the amount of charge-offs, net of recoveries. There is no exact method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

The following is a summary of activity in the allowances for loan and lease losses:

	Year ended December 31,
Dollars in thousands	2006	2005	2004
Allowance for loan and lease losses
Balance, beginning of the year	$153,983	$148,568	$156,015
Provision for credit losses	(610)	—	—
Transfers to reserve for off-balance sheet
Credit Commitments.	(828)	(3,845)	(1,780)
Charge-offs	(8,171)	(8,568)	(28,525)
Recoveries	10,968	17,828	22,858
Net loans recovered/(charged-off)	2,797	9,260	(5,667)
Balance, end of year	$155,342	$153,983	$148,568
Reserve for off-balance sheet credit commitments
Balance, beginning of the year	$15,596	$11,751	$9,971
Provision for credit losses	828	3,845	1,780
Balance, end of the year	$16,424	$15,596	$11,751

The following is a summary of nonperforming loans and related interest foregone:

	December 31,
Dollars in thousands	2006	2005	2004
Nonaccrual loans	$20,883	$14,400	$34,638
Contractual interest due.	$2,339	$2,621	$4,810
Interest collected and applied to principal	1,145	1,435	2,645
Net interest foregone.	$1,194	$1,186	$2,165

At December 31, 2006, there were $19.0 million of impaired loans included in nonaccrual loans which had an allowance of $0.5 million allocated to them. On a comparable basis, at December 31, 2005, there were $12.3 million of impaired loans which had an allowance of $1.0 million allocated to them. For 2006, 2005, and 2004, the average balances of all impaired loans were $14.4 million, $18.8 million, and $36.8 million, respectively. During 2006, 2005, and 2004, no interest income was recognized on impaired loans until the book balances of these loans were paid off.

The Company has pledged $513.2 million of eligible residential first mortgages as collateral for its borrowing facility at the Federal Home Loan Bank of San Francisco.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Premises and Equipment

The following is a summary of data for the major categories of premises and equipment:

		Accumulated
		Depreciation
		And	Carrying	Range of
Dollars in thousands	Cost	Amortization	Value	Lives
December 31, 2006
Premises, including land of $2,790	$112,465	$60,061	$52,404	0 to 39 years
Furniture, fixtures and equipment	131,024	98,654	32,370	3 to 10 years
Software	43,991	34,020	9,971	5 years
Total	$287,480	$192,735	$94,745
December 31, 2005
Premises, including land of $2,790	$97,839	$53,888	$43,951	0 to 39 years
Furniture, fixtures and equipment	120,354	91,267	29,087	3 to 10 years
Software	39,746	29,916	9,830	5 years
Total	$257,939	$175,071	$82,868

Depreciation and amortization expense was $19.1 million in 2006, $18.4 million in 2005, and $17.4 million in 2004. Net rental payments on operating leases included in net occupancy of premises in the consolidated statement of income were $33.7 million in 2006, $29.3 million in 2005, and $24.7 million in 2004.

The future net minimum rental commitments were as follows at December 31, 2006:

Rental
Dollars in thousands	Commitments
2007	$28,078
2008	28,042
2009	26,278
2010	24,040
2011	23,078
Thereafter	111,698
$241,214

The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations related to acquisitions have been adjusted to current market values through purchase accounting adjustments. The allowance thus created is being accreted over the terms of the leases and reduces the total expense recognized by the Company in its operating expenses. At December 31, 2006, the Company is contractually entitled to receive minimum future rentals of $1.7 million under non-cancelable sub-leases.

A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes

Income taxes (benefits) in the consolidated statement of income include the following amounts:

Dollars in thousands	Current	Deferred	Total
2006
Federal	$101,138	$(1,388)	$99,750
State	32,787	826	33,613
Total	$133,925	$(562)	$133,363
2005
Federal	$113,054	$(7,037)	$106,017
State	34,334	1,470	35,804
Total	$147,388	$(5,567)	$141,821
2004
Federal	$115,382	$(23,379)	$92,003
State	34,008	(2,582)	31,426
Total	$149,390	$(25,961)	$123,429

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below.

Net deferred tax assets

	December, 31
Dollars in thousands	2006	2005
Deferred tax assets:
Allowance for loan and lease losses	$78,840	$69,880
Net operating loss carryforwards	—	1,888
Accrued expenses	21,999	17,157
Depreciation	3,881	—
Tax receivable reserve	8,437	8,437
Unrealized losses on cash flow hedges	2,073	4,708
Unrealized losses on available-for-sale securities	26,799	32,648
Other	15,316	14,292
Total gross deferred tax assets	157,345	149,010
Deferred tax liabilities:
Core deposit and other intangibles	2,862	4,149
State income taxes	19,715	11,649
Depreciation	—	1,568
Deferred loan origination costs	1,979	3,254
Prepaid Expenses	2,642	—
Other	4,155	3,215
Total gross deferred tax liabilities	31,353	23,835
Net deferred tax assets	$125,992	$125,175

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes (Continued)

The Company has determined that a valuation reserve is not required for any of the deferred tax assets. The tax benefit of deductible temporary differences and net operating loss carry forwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carry forwards to be “more likely than not.” The realization of tax benefits of deductible temporary differences and carry forwards depends on whether the Company has sufficient taxable income within the carry back and carry forward period permitted by the tax law to allow for utilization of the deductible amounts. As of any year end, the amount of the deferred tax asset that is considered realizable could be reduced if estimates of future taxable income are reduced. The Company accounts for the net tax benefits from affordable housing investments using the effective yield or equity method, as appropriate.

Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

	Percent of Pretax Income (Loss)
	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
Net state income tax	6.1	6.1	6.2
Tax exempt income	(2.3)	(2.3)	(2.9)
Affordable housing investments	(1.3)	(1.2)	(0.1)
All other net	(1.1)	0.1	(0.8)
Effective tax rate	36.4%	37.7%	37.4%

The Company’s tax returns are being audited by the California Franchise Tax Board for the years 1998-2004. From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions. A tax position which was previously recognized on the financial statements is not reversed unless it appears the benefits or a portion of the benefits will not be sustained upon a challenge from the taxing authorities. As of December 31, 2006, the Company does not have any tax positions for which previously recognized benefits were reversed during the year ended December 31, 2006.

As previously reported, on December 31, 2003, the California Franchise Tax Board (FTB) announced that it had taken the position that certain REIT and regulated investment company (“RIC”) tax deductions would be disallowed consistent with notices issued by the State of California that stipulate that the REIT and RIC are listed transactions under California tax-shelter legislation. The Company had created its two REITs (one of which was formed as a RIC in 2000) to raise capital for the Bank. While management continues to believe that the tax benefits related to the two REITs realized in prior years are appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative—Option 2, requiring payment of all California taxes and interest on potential tax exposures from the 2000-2002 tax years. The Company may then claim a refund for the taxes paid while avoiding potential penalties. The Company has elected to proceed with its claim for refund as allowed by law. The Company’s state tax receivable for the payments made, net of contingent loss reserves and Federal tax benefits, was $28.1 million at both December 31, 2006 and 2005. The Company did not recognize financial statement tax benefits related to the two REITs for 2003 and subsequent years. Although management is aggressively pursuing its claims for REIT and RIC refunds for the 2000 to 2004 tax years, no outcome can be predicted with certainty and an adverse outcome on the refund claims could result in a loss of all or a portion of the net state tax receivable.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Retirement Plan

The Company has a profit sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Contributions are made on an annual basis into a trust fund and are allocated to the participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. For 2006, 2005, and 2004, the Company recorded total contributions expense of $12.8 million, $16.9 million, and $14.7 million, respectively.

Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matches 50 percent of the first 6 percent of covered compensation. For 2006, 2005, and 2004, the Company’s matching contribution included in the total contribution above was $3.1 million, $3.4 million, and $2.7 million, respectively.

During 2002, a SERP was created for one of the officers of the Company. The SERP meets the definition of a pension plan, per FASB Statement No. 87, “Employers’ Accounting for Pensions”. The Company has implemented FAS 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158) as of December 31, 2006.  FAS 158 amends existing rules on pensions and other postretirement benefits to require companies to adjust their prepaid assets and/or accrued benefit liabilities to reflect the actual funded status of the plan(s) and to make additional disclosures. As a result of implementing FAS 158, the Company made a $0.8 million adjustment to its intangible asset related to prior service costs and increased its liability for pension benefits by $0.7 million, resulting in a $1.5 million other comprehensive loss, a component of shareholders’ equity.

At December 31, 2006, there was a $4.1 million unfunded pension liability. Total expense in 2006 and 2005 was $0.8 million and $0.6 million, respectively. The Company does not provide for any post-retirement employee benefits beyond the profit sharing retirement plan and the SERP. As shown above, for the year ended December 31, 2006, the Company recognized an other comprehensive loss of $1.5 million, comprised of $0.8 million of prior service costs, and $0.7 million of net loss. There was no recognition of other comprehensive income or loss in prior years. For each of the years ended December 31, 2006, 2005, and 2004 there was no transition asset or liability related to this plan. The Company expects to recognize $0.8 million in net periodic benefit cost for the year ended December 31, 2007. This amount is comprised of $0.6 million of net prior service cost, and $0.2 million of net gain.

Note 9. Stock-Based Compensation Plans

The Company adopted Statement of Financial Accounting Standards No. 123 (revised) “Share Based Payment”, (FAS 123R) effective January 1, 2006. The Company previously applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for stock-based compensation plans and accordingly, no compensation cost has been recognized for stock options in the prior period financial statements. The Company has applied the Modified Prospective Application (MPA) in its implementation of the new accounting standard  to determine the stock-based compensation expense for these plans in the current period. Prior period amounts have not been restated. As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 are $6.9 million and $4.0 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion 25. Basic and diluted earnings per share for the year ended December 31, 2006 are both $0.08 lower than if the Company had continued to account for stock-based compensation under APB Opinion 25.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock-Based Compensation Plans (Continued)

On December 31, 2006, the Company had one stock-based compensation plan, which provides for granting of stock options, restricted shares and restricted units. The plan is described in more detail below. The compensation cost that has been charged against income for all stock-based awards was $12.3 million for the year ended December 31, 2006, compared to $4.2 million for the period ended December 31, 2005 and $3.5 million for the period ended December 31, 2004, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $5.1 million for 2006, and $1.8 million for 2005. Prior year amounts include expense for restricted shares and restricted units, but do not include expense for stock options issued at market value. The fair value of restricted stock awards is charged to compensation expense over the vesting period. See the table below for a comparison of actual and pro-forma net income (as if the Company had recognized expense for stock options) in 2006, 2005 and 2004 respectively.

Dollars in thousands, except for per share amounts	2006	2005	2004
Net income, as reported	$233,523	$234,735	$206,322
Add: Stock-based compensation included in reported net income, net of tax	7,106	2,569	2,157
Less: Stock-based compensation expense determined under the fair-value method for all awards, net of tax	(7,106)	(8,582)	(7,115)
Pro forma net income	233,523	228,722	201,364
Net income per share, basic, as reported	4.82	4.77	4.21
Pro forma net income per share, basic	N/A	4.65	4.11
Net income per share, diluted, as reported	4.66	4.60	4.04
Pro forma net income per share, diluted	N/A	4.48	3.94

Stock-based Compensation Plan

The City National Corporation Amended and Restated Omnibus Plan (the “Plan”) approved by shareholders, permits the grant of stock options and restricted stock or restricted units to its employees not to exceed 3.9 million shares of common stock. The Company believes that such awards better align the interest of its employees with those of its shareholders. Employee option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. These awards vest in 4 years and have 10-year contractual terms. Restricted stock awards generally vest over 5 years. Certain option and stock awards provide for accelerated vesting if there is a change in control (as defined in the Plan), or upon retirement, for options issued prior to January 31, 2006. After ten years from the grant date, all unexercised options expire.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock-Based Compensation Plans (Continued)

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

	December 31,
	2006	2005	2004
Expected volatility	24.12%	24.85%	24.50%
Weighted-average volatility	23.96%	24.69%	24.73%
Expected dividends	2.29%	2.15%	2.12%
Expected term (in years)	5.99	5.91	5.83
Risk-free rate	4.69%	4.10%	3.51%

A summary of option activity under the Plan as of December 31, 2006, 2005, and 2004  and changes for the years then ended are presented below:

			Weighted-
	Number	Weighted-	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	($000)
Outstanding at January 1, 2006	4,375	$45.98	5.60	$92,213
Granted	479	75.51	9.26	(2,067)
Exercised	(471)	40.41	4.01	(14,500)
Forfeited or expired	(88)	63.05	7.57	(716)
Outstanding at December 31, 2006	4,295	49.54	5.39	$93,040
Exercisable at December 31, 2006	3,156	42.89	4.33	$89,351

	2005		2004

		Weighted		Weighted
	Number	Average	Number	Average
	of shares	Exercise	of shares	Exercise
Shares in thousands	(000)	price	(000)	price
Options outstanding, January 1	4,745	$41.84	5,281	$35.61
Options granted	547	69.05	530	61.02
Exercised	(779)	35.15	(931)	33.64
Canceled or expired	(138)	55.41	(135)	47.18
Options outstanding, December 31	4,375	45.98	4,745	41.84
Exercisable	3,043	40.07	3,012	36.80

Using the Black-Scholes model, the weighted-average grant-date fair values of options granted during the years ended December 31, 2006, 2005 and 2004 were $19.53, $16.99, and $14.06, respectively. The total

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock-Based Compensation Plans (Continued)

intrinsic values of options exercised during the years ended December 31, 2006, 2005 and 2004 were $14.5 million, $29.1 million, and $34.5 million respectively.

A summary of the status of the Company’s unvested options as of December 31, 2006 and changes during the year are presented below:

	Number	Weighted-Average
	of Shares	Grant-Date
Unvested Shares	(000)	Fair Value
Unvested at January 1, 2006	1,332	$19.23
Granted	479	19.53
Vested	(590)	13.57
Forfeited	(82)	14.84
Unvested at December 31, 2006	1,139	17.23

The number of shares vested during the year ended December 31, 2006 was 590,448. As of December 31, 2006, there was $15.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

During 2006, the Company issued 470,924 treasury shares in connection with the exercise of stock options. The Company issued 779,054 and 931,047 treasury shares in connection with the exercise of stock options in 2005 and 2004, respectively.

Information concerning currently outstanding and exercisable options at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	of Shares	Remaining	Outstanding	of Shares	Exercise
Shares in thousands	(000)	Life (Yrs)	Price	(000)	Price
Options issued at prices less than $19.99 per share	4	6.38	$1.00	4	$1.00
Options issued at prices between $20.00 and $35.99 per share	705	1.96	29.78	705	29.78
Options issued at prices between $36.00 and $44.99 per share	871	3.21	37.30	868	37.28
Options issued at prices between $45.00 and $69.99 per share	2,220	6.26	54.84	1,560	51.68
Options issued at prices between $70.00 and $74.99 per share	86	8.48	72.08	19	71.88
Options issued at prices between $75.00 and $84.99 per share	409	9.19	76.64	—	—
	4,295			3,156

At December 31, 2006, 2,797,738 nonqualified stock options and 358,602 incentive stock options on the Company’s common stock were exercisable under the plans.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock-Based Compensation Plans (Continued)

The 2002 Omnibus Plan provides for granting of restricted shares of Company stock to employees. Beginning in the second quarter of 2003, stock-based performance awards granted to colleagues of the Company included grants of restricted stock for the first time. This reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues. In 2004, the number of shares awarded in connection with stock-based performance awards for 2003 was further reduced when the Company took into consideration changes in the value of the Company’s stock price when determining share awards. Twenty-five percent of the restricted stock vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The restricted stock is subject to forfeiture until the restrictions lapse or terminate. The cost of the restricted stock is charged to salaries and employee benefits over the vesting period.

During 2006, the Compensation, Nominating and Governance Committee (the “Committee”) of the Company’s Board of Directors awarded 123,944 shares of restricted common stock having a market value of $9.1 million. During 2005, the Committee awarded 130,328 shares of restricted common stock having a market value of $9.4 million and in 2004 146,548 shares with a corresponding market value of $9.0 million were awarded. The portion of the market value of the restricted stock related to current service was recognized as compensation expense in 2006, 2005 and 2004. The portion of the market value relating to future service was recorded as deferred equity compensation and will be amortized over the remaining vesting period. The compensation expense related to restricted stock for 2006 was $5.2 million compared to $4.1 million in 2005 and $3.4 million in 2004. There were 409,113 restricted shares that had not vested as of December 31, 2006.

Note 10. Deposits and Borrowed Funds

The following table sets forth the maturity distribution of time deposits as of December 31, 2006.

						After
Dollars in millions	2007	2008	2009	2010	2011	2012	Total
Time deposits, $100,000 and over	$1,793.1	$47.6	$2.4	$1.7	$0.7	$1.5	$1,847.0
Other Time Deposits.	175.0	15.1	3.2	3.3	1.5	0.2	198.3
	$1,968.1	$62.7	$5.6	$5.0	$2.2	$1.7	$2,045.3

Details regarding federal funds purchased and securities sold under repurchase agreements as well as other short-term borrowings follow.

	2006			2005			2004
	Balances at	Average	Average	Balances at	Average	Average	Balances at	Average	Average
Dollars in thousands	Year-end	Balance	% Rate	Year-end	Balance	% Rate	Year-end	Balance	% Rate
Overnight federal funds purchased and securities sold under repurchase agreements	$422,903	$541,671	4.89	$190,190	$278,576	3.08	$206,654	$119,251	1.19
Other short-term borrowings	97,525	135,900	4.80	100,000	21,732	3.47	125	46,737	1.40

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Deposits and Borrowed Funds (Continued)

Following is a summary of short-term borrowings and other borrowed funds of the Company excluding overnight federal funds purchased and securities sold under agreements to repurchase.

	December 31,
Dollars in thousands	2006	2005
Other short-term borrowings:
Treasury, tax and loan note	$47,525	$100,000
Federal Home Loan Bank advances	50,000	—
Total	$97,525	$100,000
Subordinated debt	$269,848	$275,682
Long-term debt:
Senior notes	$215,382	$216,975
Other long-term notes	2,187	2,470
Total	$217,569	$219,445

Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities greater than one year. The maximum amount of other short-term borrowings at any month-end was $505.3 million, $100.0 million, and $50.1 million in 2006, 2005, and 2004, respectively.

The maximum amount of overnight federal funds purchased and securities sold under agreements to repurchase outstanding at any month-end was $836.3 million, $509.2 million, and $204.7 million in 2006, 2005, and 2004, respectively. The average amount of securities sold under agreements to repurchase was $15.2 million, $24.9 million and $9.9 million during 2006, 2005, and 2004, respectively. The securities underlying the agreements to repurchase remain under the Company’s control.

The Senior Notes were issued in 2003 with an interest rate of 5.125 percent and are due in 2013. The carrying value of the senior notes is net of the impact of fair value hedge accounting and issuance costs which are being amortized into interest expense to yield an effective interest rate of 5.28 percent. Interest on the notes is payable semi-annually in arrears.

Other long-term debt consists of $150.0 million of 6.75 percent subordinated notes issued in 2001 and due in 2011, $125 million of 6.375 percent subordinated notes issued in 1998 and due in 2008, and $2.2 million of notes payable. The 6.75 percent subordinated notes qualify as Tier II Capital. Interest on the notes is payable semi-annually in arrears. The carrying value of the subordinated notes is net of the impact of fair value hedge accounting and issuance costs which are being amortized into interest expense to yield an effective interest rate of 6.92 percent and 6.62 percent, respectively.

Federal Home Loan Bank (FHLB) advances totaled $50.0 million as of December 31, 2006. There were no Federal Home Loan Bank (FHLB) advances as of December 31, 2005. The Bank had $373.3 million and $478.8 million of unused borrowing capacity from the FHLB at December 31, 2006 and 2005, respectively.

The remaining notes payable relate to the purchase of interests in various CCM affiliates. The CCM notes accrue interest at rates ranging from 7.0 to 7.5 percent and mature between 2007 and 2010. The RCB notes of $3.3 million were retired in 2005.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Disclosure about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks and Federal funds sold—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities available-for-sale and trading account assets—For securities held as available-for-sale, the fair value is determined by quoted market prices, if available. If a quoted market price is not available, discounted cash flows or matrix or model pricing may be used to determine an appropriate fair value. For trading account securities, fair values are based on quoted market prices or dealer quotes.

Loans—For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using dealer quotes, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded that the allowance for loan and lease losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 2006 and 2005.

Derivative Contracts—The fair value of non-exchange traded (over-the-counter) derivatives consists of net unrealized gains or losses, accrued interest receivable or payable and any premiums paid or received.

Deposits—The fair value of demand and interest checking deposits, savings deposits, and certain money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal funds purchased, Securities sold under repurchase agreements and Short-term borrowings—The carrying amount is a reasonable estimate of fair value.

Subordinated and long-term debt—The fair value of long-term debt was estimated by discounting the future payments at current interest rates.

Commitments to extend credit—The fair value of these commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The Company does not make fixed-rate loan commitments. The fair value of letters of guarantee and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

Commitments to private equity and affordable housing funds—The fair value of commitments to invest in private equity and affordable housing funds is based on the estimated cost to terminate them or otherwise settle the obligation.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Disclosure about Fair Value of Financial Instruments (Continued)

The estimated fair values of financial instruments of the Company are as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
Dollars in millions	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks.	$423.1	$423.1	$365.2	$365.2
Due from banks—interest bearing	60.9	60.9	40.8	40.8
Federal funds sold	127.0	127.0	157.0	157.0
Securities available-for-sale	2,954.4	2,954.4	3,952.5	3,952.5
Trading account assets	147.9	147.9	59.3	59.3
Loans, net of allowance for loan and lease losses.	10,230.7	10,050.6	9,111.6	8,973.7
Derivative contracts	(7.5)	(7.5)	(5.5)	(5.5)
Financial Liabilities
Deposits	$12,172.8	$11,152.2	$12,138.5	$11,166.7
Federal funds purchased and securities sold under resale agreements.	422.9	422.9	190.2	190.2
Other short-term borrowings.	97.5	97.5	100.0	100.0
Subordinated and long-term debt	487.4	498.1	495.1	512.5
Commitments to extend credit.	(7.7)	(7.7)	(9.1)	(9.1)
Commitments to private equity and affordable housing funds.	—	65.2	—	67.1

Note 12. Derivative Financial Instruments

The following table presents the notional amount and fair value of interest rate risk management instruments:

	December 31,
	2006		2005
	Notional	Fair	Notional	Fair
Dollars in millions	Amount	Amount	Amount	Amount
Receive fixed/pay variable	$1,365.9	(7.5)	$1,530.9	(5.5)

The Company uses interest-rate swaps to mitigate risks associated with changes to: 1) the fair value of certain fixed-rate deposits and borrowings and 2) certain cash flows related to future interest payments on variable-rate loans. As of December 31, 2006, the Company had $1,366 million notional amount of interest-rate swaps, of which $666 million were designated as fair value hedges and $700 million were designated as cash flow hedges. The negative mark-to-market on the fair value hedges resulted in the recognition of other liabilities and a decrease in hedged deposits and borrowings of $2.6 million. The negative mark-to-market on the cash flow hedges of variable-rate loans resulted in the recognition of other assets, other liabilities, and an other comprehensive loss of $4.9 million, before taxes of $2.1 million.

Amounts to be paid or received on the interest-rate swaps designated as cash flow hedges are reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $10.4 million that were reclassified into net interest expense during 2006. Within the next 12 months, $5.9 million of other comprehensive loss is expected to be reclassified into net interest income.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Derivative Financial Instruments (Continued)

As of December 31, 2005, the Company had $1,531 million notional amount of interest-rate swaps, of which $506 million were fair value hedges and $1,025 million were cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $5.7 million. The negative mark-to-market on the cash flow hedges of variable-rate loans resulted in the recognition of other assets, other liabilities, and an other comprehensive loss of $11.2 million, before taxes of $4.7 million.

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest rate risk management instruments had $1.4 million of credit risk exposure at December 31, 2006 and $1.2 million as of December 31, 2005. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at year-end. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to City National Corporation and to City National Bank. As of December 31, 2006 and 2005 City National Corporation had $6.6 and $6.3 million, respectively, in securities pledged to interest-rate swap counterparties as collateral for fair value hedge transactions.

The Company also offers interest-rate swaps, cross-currency interest-rate swaps and interest-rate caps, floors and collars to its clients to assist them in hedging their lending activities. These derivative contracts are offset by paired trades with unrelated third parties. They are not designated as hedges under FAS 133, and the positions are marked to market each reporting period. As of December 31, 2006, the Company had entered into swaps with clients (and offsetting derivative contracts with counterparties) having a notional balance of $13.2 million.

The periodic net settlement of interest rate risk management instruments is recorded as an adjustment to net interest income. These interest rate risk management instruments decreased net interest income by $9.6 million in 2006 and increased net interest income by $9.9 million in 2005. The interest rate risk management instruments increased net interest income by $29.1 million for 2004.

Note 13. Availability of Funds from Subsidiaries and Capital

The Company is authorized to issue 5,000,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and sinking fund terms. As of December 31, 2006 no shares of preferred stock have been issued.

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

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Availability of Funds from Subsidiaries and Capital (Continued)

Date, the Rights will separate from the Company’s common stock, Rights certificates will be issued, and the Rights will become exercisable as described in the Agreement. The Rights expire on March 13, 2007, unless earlier redeemed or exchanged.

During 2001, the Bank formed and funded CN Real Estate Investment Corporation (“CN”), a wholly-owned subsidiary of the Bank. The net income and assets of CN are eliminated in consolidation for all periods presented. City National Bank contributed participation interest in loans with a book value of $1,555.1 million, net of reserves, and $50.0 million in cash in exchange for 100 percent of the common stock of CN. During 2002, CN sold 6,828 shares of 8.5 percent Series B Preferred Stock to accredited investors for $6.8 million which is included in minority interest. During 2001, CN sold 33,933 shares of 8.50 percent Series A Preferred Stock to accredited investors for $3.4 million which is included in minority interest. Dividends of $868,811, which are included in minority interest expense, were paid in each of the years 2006, 2005 and 2004 on both of the preferred stock issues.

During 2002, the Bank converted its former registered investment company, a wholly-owned subsidiary of the Bank, to a real estate investment trust to provide the Bank with flexibility in raising capital. The net income and assets of Real Estate Investment Corporation (“CNII”) are eliminated in consolidation for all periods presented. During 2002 and 2003, CNII sold 152,680 shares of 8.50 percent Series A Preferred Stock to accredited investors for $10.5 million which is included in minority interest. Dividends of $1,297,780, which are included in minority interest expense, were paid in each of the years 2006, 2005 and 2004.

Historically, the majority of the funds for the payment of dividends by the Company have been obtained from the Bank. Under federal banking law, dividends declared by national banks in any calendar year may not, without the approval of the Office of the Comptroller of the Currency (“OCC”), exceed net profits for that year (as defined) combined with its retained net income for the preceding two calendar years. At December 31, 2006, the Bank could have declared dividends of $143.9 million without the approval of the OCC.

Federal banking law also prohibits the Company from borrowing from the Bank on less than a fully secured basis. The Company had no borrowings from the Bank at either December 31, 2006 or December 31, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). As of December 31, 2006, the Company and the Bank met and exceeded all capital adequacy requirements to which either is subject. Additionally,

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Availability of Funds from Subsidiaries and Capital (Continued)

the regulatory agencies are required by law to take specific prompt action with respect to banks that do not meet minimum capital standards. As of December 31, 2006, the Bank was categorized as “well capitalized.”

The Corporation’s actual amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
Dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2006
Total capital (to risk weighted assets)	$1,553.8	13.60%	$913.7	≥ 8.0%	$1,142.1	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,266.3	11.09%	456.8	≥ 4.0%	685.3	≥ 6.0%
Tier 1 capital (to average assets)	1,266.3	8.81%	574.8	≥ 4.0%	—	—
As of December 2005
Total capital (to risk weighted assets)	$1,576.4	15.53%	$811.8	≥ 8.0%	$1,014.8	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,251.3	12.33%	405.9	≥ 4.0%	608.9	≥ 6.0%
Tier 1 capital (to average assets)	1,251.3	8.82%	567.3	≥ 4.0%	—	—

The Bank’s actual amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
Dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2006
Total capital (to risk weighted assets)	$1,574.8	13.89%	$908.1	≥ 8.0%	$1,135.1	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,290.2	11.38%	454.0	≥ 4.0%	681.1	≥ 6.0%
Tier 1 capital (to average assets)	1,290.2	9.04%	570.9	≥ 4.0%	—	—
As of December 2005
Total capital (to risk weighted assets)	$1,622.9	16.05%	$809.1	≥ 8.0%	$1,011.4	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,300.7	12.86%	404.6	≥ 4.0%	606.8	≥ 6.0%
Tier 1 capital (to average assets)	1,300.7	9.26%	562.1	≥ 4.0%	—	—

Shareholders’ equity to assets was 10.0 percent as of December 31, 2006 and December 31, 2005.

The Company recorded a cumulative effect adjustment of $10.2 million as a reduction to 2006 beginning retained earnings as a result of the implementation of SAB 108. The $10.2 million adjustment was comprised of an $11.9 million reduction to the deferred tax assets and taxes payable and a $1.7 million increase in other assets.

The $11.9 million adjustment to the tax accounts is due to an overstatement of the deferred tax assets and taxes payable related to affordable housing funds in each of the following years: $0.3 million in 2005, $0.4 million in 2004, $4.2 million in 2003, and $7.0 million in 2002 and prior. The $1.7 million other asset adjustment is comprised of  $1.4 million to adjust for an understatement in investment income from our equity method investment, and $0.3 million from the understatement of other income from the Company’s investments in private equity funds, which should be accounted for using the cost method. The $1.4 million was incurred as follows: $0.7 million in 2005, $0.5 million in 2004, and $0.2 million in 2003. The $0.3

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Availability of Funds from Subsidiaries and Capital (Continued)

million was incurred as followed: $0.1 million in 2003, and $0.2 million in 2002 and prior. These errors were previously considered immaterial to each of these years under the rollover method.

Note 14. Commitments and Contingencies

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

The Company had outstanding off-balance sheet loan commitments aggregating $5,004.9 million and $4,613.2 million at December 31, 2006 and 2005, respectively compared to outstanding loan balances of $10,386.0 million and $9,265.6 million, respectively. Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments. In addition, the Company had $662.0 million and $498.7 million outstanding in bankers’ acceptances and letters of credit at December 31, 2006 and 2005, respectively, of which $650.6 million and $480.7 million relate to standby letters of credit. Included in standby letters of credit were $569.3 million and $460.0 million of financial guarantees as of December 31, 2006 and 2005, respectively. Substantially all fees received from the issuance of financial guarantees are deferred and amortized on a straight-line basis over the terms of the guarantee.

As of December 31, 2006, the Company had private equity fund commitments of $44.7 million of which $15.8 million was funded. As of December 31, 2005, the Company had private equity fund commitments of $41.7 million, of which $10.9 million was funded. At both December 31, 2006 and 2005, the Company had affordable housing fund commitments of $36.3 million.

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term guarantee. The maximum liability under the guarantee is $17.9 million, but the Company does not expect to make any payments under the terms of this guarantee.

The Company or its subsidiaries are defendants in various pending lawsuits claiming substantial amounts. Based upon present knowledge, management including in-house counsel does not believe that the final outcome of such lawsuits will have a material adverse effect on the Company.

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Segment Operations

The Company has one primary reportable segment, Commercial and Private Banking. All other subsidiaries, Wealth Management Services and the portion of corporate departments allocated to the operating segments other than Commercial and Private Banking are aggregated in a second reportable segment called Other. The factors considered in determining whether the operating segments could be aggregated include: (i) the operating segments offer the same products and services, (ii) they offer services to the same types of clients, (iii) they provide services in the same manner and (iv) they operate in the same regulatory environment.

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

The Other segment includes the Bank’s Wealth Management Services division, all non-bank subsidiaries, including the asset management affiliates, and the portion of corporate departments, including the Treasury Department and the Asset Liability Funding Center, that have not been allocated to Commercial and Private Banking.

Business segment earnings are the primary measure of the segment’s performance as evaluated by management. Business segment earnings include direct revenue and expenses of the segment as well as corporate and inter-unit allocations. Allocations of corporate expenses, such as data processing and human resources, are calculated based on estimated activity levels for the fiscal year. Inter-unit support groups, such as Operational Services, are allocated based on actual expenses incurred. Capital is allocated using a methodology similar to that used for federal regulatory risk-based capital purposes. If applicable, any provision for credit losses is allocated based on various credit factors, including but not limited to, credit risk ratings, ratings migration, charge-offs and recoveries and loan growth. Income taxes are charged on unit income at the company’s overall statutory tax rate of 42 percent.

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

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Segment Operations (Continued)

Operating results for the Commercial and Private Banking reportable segment are discussed in the Segment Results section of Management’s Discussion and Analysis. Selected financial information for each segment is presented in the following table.

Commercial and Private Banking

	For the year ended December 31,
Dollars in thousands	2006	2005	2004
Earnings Summary:
Net interest income	$563,822	$550,074	$480,609
Provision for loan losses	(610)	—	—
Noninterest income	65,124	64,789	68,412
Depreciation and amortization	5,856	5,267	5,471
Noninterest expense	360,351	340,907	305,752
Income before income taxes	263,349	268,689	237,798
Provision for income taxes	94,744	100,871	88,839
Net income	$168,605	$167,818	$148,959
Selected Average Balances:
Loans	$9,741,634	$8,668,214	$7,846,282
Total Assets	10,158,570	9,085,920	8,256,313
Deposits	10,557,479	11,011,952	10,482,367

Other

	For the year ended December 31,
Dollars in thousands	2006	2005	2004
Earnings Summary:
Net interest income	$42,067	$60,077	$63,037
Provision for loan losses	—	—	—
Noninterest income	177,440	145,676	118,095
Depreciation and amortization	13,206	13,167	11,946
Noninterest expense	102,764	84,719	77,233
Income before income taxes	103,537	107,867	91,953
Provision for income taxes	38,619	40,950	34,590
Net income	$64,918	$66,917	$57,363
Selected Average Balances:
Loans	$206,729	$207,144	$260,375
Total Assets	4,557,013	5,075,352	5,139,682
Deposits	1,312,448	766,887	792,650

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Segment Operations (Continued)

Consolidated Company

	For the year ended December 31,
Dollars in thousands	2006	2005	2004
Earnings Summary:
Net interest income	$605,889	$610,151	$543,646
Provision for loan losses	(610)	—	—
Noninterest income	242,564	210,465	186,507
Depreciation and amortization	19,062	18,434	17,417
Noninterest expense	463,115	425,626	382,985
Income before income taxes	366,886	376,556	329,751
Provision for income taxes	133,363	141,821	123,429
Net income	$233,523	$234,735	$206,322
Selected Average Balances:
Loans	$9,948,363	$8,875,358	$8,106,657
Total Assets	14,715,583	14,161,272	13,395,995
Deposits	11,869,927	11,778,839	11,275,017

Note 16. Parent Company Only Condensed Financial Statements

Condensed parent Company financial statements, which include transactions with subsidiaries, follow:

CONDENSED BALANCE SHEET

	December 31,
Dollars in thousands	2006	2005
Assets
Cash	$44,778	$46,224
Securities available-for-sale	103,157	104,494
Other assets	72,510	46,791
Investment in City National Bank	1,409,681	1,411,857
Investment in non-bank subsidiaries	99,379	86,406
Total assets	$1,729,505	$1,695,772
Liabilities
Senior notes	$215,381	$223,770
Other liabilities	23,209	13,994
Total liabilities	238,590	237,764
Shareholders’ equity	1,490,915	1,458,008
Total liabilities and shareholders’ equity	$1,729,505	$1,695,772

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENT OF INCOME

	For the year ended December 31,
Dollars in thousands	2006	2005	2004
Income
Dividends from Bank and non-bank subsidiaries	$225,495	$87,942	$49,765
Interest and dividend income	7,001	6,371	5,481
Gain on sale of securities	6,264	672	1,322
Total income	238,760	94,985	56,568
Interest on notes payable to Bank and non-affiliates.	11,775	9,075	4,853
Other expenses .	4,744	677	1,817
Total expenses .	16,519	9,752	6,670
Income before taxes and equity in undistributed income of Bank and non-bank subsidiaries	222,241	85,233	49,898
Income taxes (benefit) .	(1,623)	(1,336)	53
Income before equity in undistributed income of Bank and non-bank subsidiaries	223,864	86,569	49,845
Equity in undistributed income of Bank and non-bank subsidiaries	9,659	148,166	156,477
Net income	$233,523	$234,735	$206,322

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands	2006	2005	2004
Cash Flows From Operating Activities
Net income	$233,523	$234,735	$206,322
Adjustments to net income:
Equity in undistributed income of Bank and non-bank subsidiaries	(9,659)	(148,166)	(156,477)
Other, net	(2,459)	20,742	19,135
Net cash provided by operating activities	221,405	107,311	68,980
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(76,317)	(15,418)	(87,038)
Sales of securities available-for-sale	76,781	19,040	78,129
Investment in subsidiaries	(679)	—	(2,131)
Net cash (used) provided by investing activities	(215)	3,622	(11,040)
Cash Flows From Financing Activities
Cash dividends paid	(80,126)	(71,248)	(62,926)
Stock repurchases	(160,691)	(44,597)	(43,825)
Stock options exercised	18,181	26,712	30,979
Net cash used by financing activities	(222,636)	(89,133)	(75,772)
Net (decrease) increase in cash and cash equivalents	(1,446)	21,800	(17,832)
Cash and cash equivalents at beginning of year	46,224	24,424	42,256
Cash and cash equivalents at end of year	$44,778	$46,224	$24,424

CITY NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Net Income per Common Share

Calculations of basic and diluted net income per common share follow:

	For the year ended December 31,
Dollars in thousands, except for share amounts	2006	2005	2004
Basic
Net Income	$233,523	$234,735	$206,322
Average Common Shares Outstanding	50,720	50,635	50,552
Average Treasury Shares Outstanding	(1,852)	(1,104)	(1,327)
Average Unvested Restricted Shares Outstanding	(391)	(372)	(275)
Net Average Common Shares Outstanding	48,477	49,159	48,950
Basic Earnings Per Share	$4.82	$4.77	$4.21
Diluted
Net Income	$233,523	$234,735	$206,322
Average Common Shares Outstanding	50,720	50,635	50,552
Average Treasury Shares Outstanding	(1,852)	(1,104)	(1,327)
Net Average Common Shares Outstanding	48,868	49,531	49,225
Stock Option Dilution Adjustment	1,195	1,531	1,849
Shares Outstanding and Equivalents	50,063	51,062	51,074
Diluted Earnings Per Share	$4.66	$4.60	$4.04

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share takes into consideration the dilution assuming the Company’s outstanding stock options were converted or exercised into common shares. The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options utilizing the treasury stock method. There were 509,749 and 4,400 outstanding stock options that were antidilutive at December 31, 2006 and 2005, respectively. There were no outstanding stock options that were antidilutive at December 31, 2004.