Form 10-Q
period 2007-03-31
CITY NATIONAL CORP
filed 2007-05-10
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 1, 2007, there were 48,773,064 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,	March 31,
Dollars in thousands, except per share amounts	2007	2006	2006
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$494,231	$423,114	$457,156
Due from banks - interest-bearing	77,214	60,940	48,890
Federal funds sold	210,000	127,000	—
Securities available-for-sale - cost $2,951,124; $3,018,190; and $3,963,816 at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	2,903,546	2,954,372	3,850,173
Trading account securities	35,981	147,907	57,353
Loans	10,649,598	10,386,005	9,567,403
Less allowance for loan and lease losses	161,005	155,342	156,482
Net loans	10,488,593	10,230,663	9,410,921
Premises and equipment, net	103,259	94,745	84,884
Deferred tax asset	129,614	125,992	136,573
Goodwill	366,007	249,641	246,681
Intangibles	54,190	37,920	36,961
Bank-owned life insurance	70,780	70,156	68,094
Affordable housing investments	66,011	65,800	66,422
Customers’ acceptance liability	4,100	3,877	3,142
Other assets	260,521	292,254	270,996
Total assets	$15,264,047	$14,884,381	$14,738,246

Liabilities
Demand deposits	$5,690,413	$6,002,068	$5,945,485
Interest checking deposits	783,846	755,098	786,513
Money market deposits	3,746,925	3,216,949	3,402,368
Savings deposits	155,825	153,417	179,376
Time deposits-under $100,000	296,312	198,329	175,360
Time deposits-$100,000 and over	1,933,060	1,846,955	1,419,427
Total deposits	12,606,381	12,172,816	11,908,529
Federal funds purchased and securities sold under repurchase agreements	310,738	422,903	526,920
Other short-term borrowings	50,667	97,525	151,522
Subordinated debt	270,174	269,848	269,785
Long-term debt	224,079	217,569	213,819
Reserve for off-balance sheet credit commitments	17,005	16,424	15,752
Other liabilities	162,080	164,079	154,162
Acceptances outstanding	4,100	3,877	3,142
Total liabilities	13,645,224	13,365,041	13,243,631
Minority interest in consolidated subsidiaries	28,285	28,425	25,225

Commitments and contingencies

Shareholders’ Equity
Preferred Stock authorized - 5,000,000; none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000; Issued - 50,802,792; 50,718,794; and 50,693,108 shares at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	50,803	50,719	50,693
Additional paid-in capital	421,990	412,248	399,974
Accumulated other comprehensive loss	(30,940)	(41,386)	(73,248)
Retained earnings	1,271,092	1,264,697	1,148,116
Treasury shares, at cost - 1,769,592; 2,835,908; and 826,230 shares at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	(122,407)	(195,363)	(56,145)
Total shareholders’ equity	1,590,538	1,490,915	1,469,390
Total liabilities and shareholders’ equity	$15,264,047	$14,884,381	$14,738,246

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the three months ended
	March 31,
In thousands, except per share amounts	2007	2006

Interest Income
Loans	$180,643	$155,433
Securities available-for-sale	32,120	41,850
Trading account	787	556
Due from banks - interest-bearing	531	213
Federal funds sold and securities purchased under resale agreements	183	140
Total interest income	214,264	198,192
Interest Expense
Deposits	50,324	27,453
Federal funds purchased and securities sold under repurchase agreements	7,556	8,933
Subordinated debt	4,024	3,493
Other long-term debt	3,597	3,329
Other short-term borrowings	1,471	2,578
Total interest expense	66,972	45,786
Net interest income	147,292	152,406
Provision for credit losses	—	—
Net interest income after provision for credit losses	147,292	152,406
Noninterest Income	—	—
Trust and investment fees	30,254	21,774
Brokerage and mutual fund fees	13,780	11,684
Cash management and deposit transaction charges	8,471	8,064
International services	6,463	5,989
Bank-owned life insurance	624	934
Gain on sale of securities	269	708
Loss on sale of loans and other assets	(46)	—
Other	6,160	5,777
Total noninterest income	65,975	54,930
Noninterest Expense
Salaries and employee benefits	77,984	71,616
Net occupancy of premises	9,458	9,012
Legal and professional fees	9,274	9,417
Depreciation and amortization	5,000	4,660
Information services	4,999	4,456
Marketing and advertising	3,998	4,016
Office services	2,747	2,691
Amortization of intangibles	1,630	1,891
Equipment	718	632
Other operating	5,955	5,704
Total noninterest expense	121,763	114,095
Minority interest expense	2,076	1,228
Income before income taxes	89,428	92,013
Income taxes	32,883	34,781
Net income	$56,545	$57,232
Net income per share, basic	$1.18	$1.16
Net income per share, diluted	$1.15	$1.12
Shares used to compute income per share, basic	47,968	49,484
Shares used to compute income per share, diluted	49,087	51,309
Dividends per share	$0.46	$0.41

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

				Accumulated
			Additional	other			Total
	Shares	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
Dollars in thousands	issued	stock	capital	income (loss)	Earnings	stock	equity

Balance, December 31, 2005	50,600,943	$50,601	$396,659	$(51,551)	$1,121,474	$(59,175)	$1,458,008
Adjustment to initially apply Staff Accounting Bulletin No. 108	—	—	—	—	(10,174)	—	(10,174)
Balance, January 1, 2006	50,600,943	50,601	396,659	(51,551)	1,111,300	(59,175)	1,447,834
Net income	—	—	—	—	57,232	—	57,232
Other comprehensive loss net of tax
Net unrealized loss on securities available-for-sale	—	—	—	(20,817)	—	—	(20,817)
Net unrealized loss on cash flow hedges, net of reclassification of $1.2 million net loss included in net income	—	—	—	(634)	—	—	(634)
Other net unrealized loss	—	—	—	(246)	—	—	(246)
Total other comprehensive loss	—	—	—	(21,697)	—	—	(21,697)
Issuance of shares for stock options	68,246	68	(1,128)	—	—	6,118	5,058
Restricted stock grants	23,919	24	(24)	—	—	—	—
Stock-based employee compensation expense	—	—	2,680	—	—	—	2,680
Tax benefit from stock options	—	—	1,787	—	—	—	1,787
Cash dividends paid	—	—	—	—	(20,416)	—	(20,416)
Repurchased shares, net	—	—	—	—	—	(3,088)	(3,088)
Balance, March 31, 2006	50,693,108	$50,693	$399,974	$(73,248)	$1,148,116	$(56,145)	$1,469,390

Balance, December 31, 2006	50,718,794	$50,719	$412,248	$(41,386)	$1,264,697	$(195,363)	$1,490,915
Adjustment to initially apply FASB Interpretation 48	—	—	—	—	(28,036)	—	(28,036)
Balance, January 1, 2007	50,718,794	50,719	412,248	(41,386)	1,236,661	(195,363)	1,462,879
Net income	—	—	—	—	56,545	—	56,545
Other comprehensive income net of tax
Change due to amortization of prior service cost	—	—	—	40	—	—	40
Net unrealized gain on securities available-for-sale	—	—	—	9,278	—	—	9,278
Net unrealized gain on cash flow hedges, net of reclassification of $1.1 million net loss included in net income	—	—	—	1,128	—	—	1,128
Total other comprehensive income	—	—	—	10,446	—	—	10,446
Issuance of shares for stock options	—	—	(8,481)	—	—	15,286	6,805
Restricted stock grants	83,998	84	(84)	—	—	—	—
Stock-based employee compensation expense	—	—	3,349	—	—	—	3,349
Tax benefit from stock options	—	—	3,577	—	—	—	3,577
Cash dividends paid	—	—	—	—	(22,114)	—	(22,114)
Repurchased shares, net	—	—	—	—	—	(18,964)	(18,964)
Issuance of shares for acquisition	—	—	11,381			76,634	88,015
Balance, March 31, 2007	50,802,792	$50,803	$421,990	$(30,940)	$1,271,092	$(122,407)	$1,590,538

See accompanying Notes to Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
Dollars in thousands	2007	2006

Cash Flows From Operating Activities
Net income	$56,545	$57,232
Adjustments to net income:
Provision for credit losses	—	—
Amortization of restricted stock grants	1,475	1,070
Amortization of intangibles	1,630	1,891
Depreciation and amortization	5,000	4,660
Amortization of cost and discount on long-term debt	177	177
Stock-based employee compensation expense	1,874	1,610
Net change in deferred income tax benefit	7,533	(15,545)
Loss on sale of loans and other assets	46	—
Gain on sales of securities	(269)	(708)
Net change in other assets and other liabilities	(11,545)	(70,397)
Net decrease in trading securities	111,926	1,991
Other, net	(5,515)	63,071

Net cash provided by operating activities	168,877	45,052

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(41,839)	(53,276)
Sales of securities available-for-sale	48,499	1
Maturities and paydowns of securities	124,703	119,177
(Loan originations), net of principal collections	127,757	(301,801)
Purchase of premises and equipment	(7,338)	(6,676)
Acquisition of BBNV, net of cash acquired	(50,398)	—
Other investing activities	(2,752)	(942)

Net cash provided (used) by investing activities	198,632	(243,517)

Cash Flows From Financing Activities
Net decrease in deposits	(7,442)	(229,943)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(112,165)	336,730
Net (decrease) increase in short-term borrowings, net of transfers from long-term debt	(46,858)	51,522
Net increase (decrease) in other borrowings	43	(159)
Proceeds from exercise of stock options	6,805	5,058
Tax benefit from exercise of stock options	3,577	1,787
Stock repurchases	(18,964)	(3,088)
Cash dividends paid	(22,114)	(20,416)

Net cash (used) provided by financing activities	(197,118)	141,491

Net increase (decrease) in cash and cash equivalents	170,391	(56,974)
Cash and cash equivalents at beginning of year	611,054	563,020

Cash and cash equivalents at end of period	$781,445	$506,046

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$76,985	$50,534
Income taxes	2,000	17,600

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation - City National Corporation (the “Corporation”) is the holding company for City National Bank (“CNB”) and Business Bank of Nevada (“BBNV”).  CNB and BBNV (together “the banks”) deliver banking, trust and investment services through 61 offices in Southern California, the San Francisco Bay area, Nevada and New York City.  As of March 31, 2007, the Corporation had a majority ownership interest in eight investment advisor subsidiaries and minority interests in one other firm.  The Company also has an unconsolidated subsidiary, Business Bancorp Capital Trust I.  Because the banks comprise substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the banks together.  The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.  The financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, CNB, CNB’s wholly-owned subsidiaries and BBNV, after the elimination of all material intercompany transactions.

2.               Acquisitions - On February 28, 2007, the Company completed the acquisition of Business Bank Corporation, the parent of Business Bank of Nevada (BBNV) and an unconsolidated subsidiary, Business Bancorp Capital Trust I, in a cash and stock transaction valued at $167 million.  BBNV operated as a wholly-owned subsidiary of City National Corporation until after the close of business on April 30, 2007, at which time it was merged into CNB.

On March 27, 2007,  City National Corporation announced a definitive agreement to acquire Lydian Wealth Management in an all-cash transaction.   Founded in 1994, Lydian Wealth Management now manages or advises on client assets totaling $7.3 billion.  The firm is headquartered in Rockville, Md., and has offices in the Washington, D.C. area, New York, Philadelphia, Atlanta, Seattle and Portland.  The acquisition closed on May 1, 2007 and Lydian Wealth Management became an affiliate of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.  At the same time, Lydian Wealth Management changed its name to Convergent Wealth Advisors. All of its senior executives signed employment agreements and acquired a significant minority ownership interest in their company.   As of May 1, 2007, the Corporation had a majority ownership interest in nine investor advisor subsidiaries and a minority interest in one other firm.

3.               Accounting Policies - Our accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry.  The Company is on the accrual basis of accounting for income and expense.  To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period.  The results of operations reflect any interim adjustments, all of which are of a normal recurring nature, and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results for the 2007 interim periods are not necessarily indicative of the results expected for the full year.

During the three months ended March 31, 2007, the following accounting pronouncements were issued or became effective:

•                  The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  FIN 48 provides a single model for addressing uncertainty in tax positions and requires expanded annual disclosures about tax positions.  Upon adoption, the Company recognized a cumulative effect adjustment as a charge to January 1, 2007 retained earnings and the contingent tax reserve of $28.0 million.

•                  On February 15, 2007 the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).   SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 will be effective for the Company as of January 1, 2008. The implementation may result in recognizing certain financial assets and liabilities (for which the fair value option was selected) at fair value, with the effect of the adoption recorded as a cumulative effect adjustment to beginning retained earnings. Additional disclosures will be required upon implementation. The statement is not expected to have a significant impact on the Company’s financial statements.

Certain prior period balances have been reclassified to conform to the current period presentation.

4.               Investment Securities - All securities other than trading securities are classified as available-for-sale and are valued at fair value.  Unrealized gains or losses on securities available-for-sale are excluded from net income but are included as separate components of other comprehensive income net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities. The value of securities is reduced when unrealized losses are considered other-than-temporary, and a new cost basis is established for the securities. Any other-than-temporary loss is included in net income. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method.  Trading securities are valued at market value with any unrealized gains or losses included in net income.

5.               Equity Securities - The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2007:

			Total number of Shares
		Average	(or Units) Purchased as		Maximum Number of
	Total Number of	Price Paid	Part of Publicly		Shares that May Yet
	Shares (or Units)	per Share (or	Announced Plans or		Be Purchased Under
Period	Purchased	Unit)	Programs		the Plans or Programs
03/01/07 - 03/31/07	263,000	$72.11	263,000		794,700
	263,000	72.11	263,000	(1)	794,700	(1)

(1)             On July 6, 2006, the Company’s Board of Directors authorized the Company to repurchase 1.5 million additional shares of the Company’s stock following completion of its previously approved initiative.  Unless terminated earlier by resolution of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  During the first quarter of 2007, the Company repurchased an aggregate of 263,000 shares of our common stock pursuant to this repurchase program and there are 794,700 shares remaining to be purchased.  We received no shares in payment for the exercise price of stock options.

Basic earnings per share are based on the weighted average shares of common stock outstanding less unvested restricted shares and units.  Diluted earnings per share give effect to all potential dilutive common shares, which consist of stock options and restricted shares and units that were outstanding during the period.  At March 31, 2007, there were 759,937 antidilutive options compared to no antidilutive options at March 31, 2006.

6.               Stock-Based Compensation - The Company applies FASB Statement No. 123 (revised), Share Based Payment, (“SFAS 123R”) in accounting for stock option plans.  The Company uses a Black-Scholes model to determine the stock-based compensation expense for these plans.  On March 31, 2007, the Company had one stock-based compensation plan, which provides for granting of stock options, restricted shares and restricted units.  The compensation cost that has been charged against income for all stock-based awards was $3.4 million for the three months ended March 31, 2007, compared to $2.7 million for the three-month period ended March 31, 2006.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $1.4 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.

Stock Option Plan

The City National Corporation Amended and Restated Omnibus Plan, (the “Plan”), approved by shareholders, permits the grant of stock options and restricted stock or restricted units to its employees not to exceed 3.9 million shares of common stock.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  Employee option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  These awards vest in four years and have 10-year contractual terms.  Restricted stock awards generally vest over five years.  Certain option and stock awards provide for accelerated vesting if there is a change in control (as defined in the Plan), or upon retirement, for options issued prior to January 31, 2006.  All unexercised options expire 10 years from the grant date.

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

	For the three months ended
	March 31,
	2007	2006
Expected volatility	21.81%	25.34%
Weighted-average volatility	21.83%	24.99%
Expected dividends	2.52%	2.14%
Expected term (in years)	6.0	6.0
Risk-free rate	4.70%	4.50%

Using the Black-Scholes model, the weighted-average grant-date fair values of options granted during the three-month periods ended March 31, 2007 and 2006 were $17.13 and $19.89, respectively.  The total intrinsic values of options exercised during the three-month periods ended March 31, 2007 and 2006 were $8.7 million, and $5.1 million, respectively.

A summary of option activity under the Plan as of March 31, 2007 are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000’s)	Price	Term	($000)

Outstanding at January 1, 2007	4,295	$49.54	5.14	$103,349
Granted	343	74.76	9.89	(397)
Exercised	(221)	34.41	2.11	(8,673)
Forfeited or expired	(21)	58.01	6.12	(324)
Outstanding at March 31, 2007	4,396	52.23	5.65	93,955
Exercisable at March 31, 2007	3,158	45.23	4.49	89,580

A summary of the changes in the Company’s unvested options during the three-month period ended March 31, 2007 is presented below:

		Weighted-Average
		Grant-Date
Unvested Shares	Shares (000’s)	Fair Value
Unvested at January 1, 2007	1,139	17.23
Granted	343	17.13
Vested	(228)	17.46
Forfeited	(16)	16.23
Unvested at March 31, 2007	1,238	17.20

The number of shares vested during the three-month period ended March 31, 2007 was 228,089.  As of March 31, 2007, there was $39.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

7.               Interest Rate Risk Management - As part of its asset and liability management strategies, the Company uses interest-rate swaps to reduce cash flow variability and to moderate changes in the fair value of financial instruments.  In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), the

                        Company recognizes derivatives as assets or liabilities on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

In accordance with SFAS 133, the Company documents its hedge relationships, including identification of the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a “fair value hedge” which is a hedge of a recognized asset or liability, (ii) a “cash flow hedge” which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an “undesignated hedge”, a derivative instrument not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statement of income.  All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet.  Effectiveness is measured retrospectively and prospectively, and the Company expects that the hedges will continue to be effective in the future. The Company did not have any undesignated hedges as of March 31, 2007 and did not have any significant undesignated hedges during 2007 or 2006.

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

8.               Income Taxes - The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007.  Upon adoption, the Company recognized a cumulative effect adjustment as a charge to January 1, 2007 retained earnings and a reduction to the contingent tax reserve of $28.0 million, which is comprised of a $25.2 million tax liability and $2.8 million of accrued interest.

As previously reported, on December 31, 2003, the California Franchise Tax Board (FTB) announced that it had taken the position that certain REIT and regulated investment company (“RIC”) tax deductions would be disallowed.  Prior to this announcement, the Company had created two REITs (one of which was formed as a RIC in 2000) to raise capital for the Bank. While company management continues to believe that the tax benefits related to the REITs are appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative-Option 2, requiring payment of all California taxes and interest on potential tax exposures for the 2000-2002 tax years.  The Company may then claim a refund for the taxes paid while avoiding potential penalties. The Company has elected to proceed with its claim for refund as allowed by law. At December 31, 2006, the Company had a state tax receivable of $43.1 million, or $28.0 million after giving effect to Federal tax benefits.

As mentioned above, in connection with the adoption of FIN 48, the Company reduced the state tax receivable balance to zero.  Management continues to aggressively pursue its claims with the Franchise Tax Board for the REIT and RIC refunds for the tax years 2000 through 2004.  While an outcome from the claims cannot be predicted with certainty, a potentially adverse result will not have any material impact on the Company’s financial position.

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense.   For the period ended March 31, 2007, the Company recognized approximately $372,000 in interest and penalties.  The Company had approximately $9.8 million and $6.6 million of accrued interest and penalties as of March 31, 2007 and December 31, 2006, respectively.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for the tax years 2002 and 2003.  The   Company expects to begin IRS appeals proceedings related to certain tax positions taken in these years.  The potential financial statement impact of these items range from a tax benefit of $3.6 million to a tax expense of $6.8 million.

The Company is also under examination by the Franchise Tax Board for the tax years 1998 through 2004.  The Company expects to complete its Franchise Tax Board examination for the years 1998 though 2003 within the next 12 months.  The potential financial statement impact resulting from the completion of the audit is not determinable at this time.

9.             Retirement Plans - The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Contributions are made annually into a trust fund and are allocated to participants based on their salaries.  For the first quarter of 2007, the Company recorded profit sharing contributions expense of $3.9 million, compared to $4.0 million for the first quarter of 2006.

The Company has a Supplemental Executive Retirement Plan (‘SERP’) for one of its executive officers.  The SERP meets the definition of a pension plan per FASB Statement No. 87, Employers’ Accounting for Pensions. The Company applies FASB Statement No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), in accounting for the SERP.  At March 31, 2007, there was a $4.3 million unfunded pension liability.  The total expense for both the first quarter of 2007 and the first quarter of 2006 was $0.2 million.

The Company does not provide any other post-retirement benefits.

10.         Segment Reporting - The Company has one primary reportable segment, Commercial and Private Banking.  All other subsidiaries, Wealth Management Services and the portion of corporate departments allocated to the operating segments other than Commercial and Private Banking are aggregated in a second reportable segment called Other.  The factors considered in determining whether individual operating segments could be aggregated include that the operating segments   (i) offer the same products and services, (ii) offer services to the same types of clients, (iii) provide services in the same manner and (iv) operate in the same regulatory environment.

The Commercial and Private Banking reportable segment is the aggregation of the Commercial and Private Banking, Real Estate, Entertainment and Core Banking operating segments.  The Commercial and Private Banking segment provides banking products and services, including commercial and mortgage loans, lines of credit, deposits, cash management services, international trade finance and letters of credit to small and medium-sized businesses, entrepreneurs and affluent individuals.  This segment primarily serves clients in California, New York and Nevada.

The Other segment includes the Bank’s Wealth Management Services division, all non-bank subsidiaries, including the asset management affiliates, and the portion of corporate departments, including the Treasury Department and the Asset Liability Funding Center, that have not been allocated to Commercial and Private Banking.

Business segment earnings are the primary measure of the segment’s performance as evaluated by management.  Business segment earnings include direct revenue and expenses of the segment as well as corporate and inter-unit allocations.  Allocations of corporate expenses, such as data processing and human resources, are calculated based on estimated activity levels for the fiscal year.  Inter-unit support groups, such as Operational Services, are allocated based on actual expenses incurred.  Capital is allocated using a methodology similar to that used for federal regulatory risk-based capital purposes.  If applicable, any provision for credit losses is allocated based on various credit factors, including but not limited to, credit risk ratings, ratings migration, charge-offs and recoveries and loan growth.  Income taxes are charged on unit income at the Company’s statutory tax rate of 42 percent.

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

Operating results for the Commercial and Private Banking reportable segment are discussed in the Segment Results section of Management’s Discussion and Analysis.  Selected financial information for each segment is presented in the following tables.

CITY NATIONAL CORPORATION

Segment Results

	Commercial	Commercial
	& Private	& Private			Consolidated	Consolidated
(Dollars in thousands)	Banking	Banking	Other	Other	Company	Company
Three months ended March 31,	2007	2006	2007	2006	2007	2006

Earnings Summary:
Net interest income	$147,262	$146,949	$30	$5,457	$147,292	$152,406
Provision for credit losses	—	—	—	—	—	—
Noninterest income	16,000	15,593	49,975	39,337	65,975	54,930
Depreciation and amortization	1,560	1,428	3,440	3,232	5,000	4,660
Noninterest expense and minority interest	91,300	88,872	27,539	21,791	118,839	110,663
Income before income taxes	70,402	72,242	19,026	19,771	89,428	92,013
Income taxes	25,124	27,186	7,759	7,595	32,883	34,781
Net income	$45,278	$45,056	$11,267	$12,176	$56,545	$57,232

Selected Average Balances:
Loans	$10,457,105	$9,520,055	$97,839	$104,961	$10,554,944	$9,625,016
Total Assets	10,882,554	9,943,628	3,953,868	4,882,887	14,836,422	14,826,515
Deposits	10,713,925	10,595,529	1,202,389	992,109	11,916,314	11,587,638
Performance measures:
Return on average assets	1.7%	1.8%	1.2%	1.0%	1.5%	1.6%

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			March 31, 2007 from
	March 31,	December 31,	March 31,	December 31,	March 31,
Dollars in thousands, except per share amounts	2007	2006	2006	2006	2006
	(Unaudited)		(Unaudited)
For The Quarter
Net income	$56,545	$58,556	$57,232	(3)%	(1)%
Net income per common share, basic	1.18	1.23	1.16	(4)	2
Net income per common share, diluted	1.15	1.19	1.12	(3)	3
Dividends per common share	0.46	0.41	0.41	12	12

At Quarter End
Assets	$15,264,047	$14,884,381	$14,738,246	3	4
Securities	2,939,527	3,102,279	3,907,526	(5)	(25)
Loans	10,649,598	10,386,005	9,567,403	3	11
Deposits	12,606,381	12,172,816	11,908,529	4	6
Shareholders’ equity	1,590,538	1,490,915	1,469,390	7	8
Book value per common share	32.73	31.39	29.66	4	10

Average Balances
Assets	$14,836,422	$14,711,880	$14,826,515	1	0
Securities	2,971,386	3,171,429	3,970,440	(6)	(25)
Loans	10,554,944	10,244,914	9,625,016	3	10
Deposits	11,916,314	12,050,585	11,587,638	(1)	3
Shareholders’ equity	1,518,744	1,473,110	1,480,527	3	3

Selected Ratios
Return on average assets (annualized)	1.55%	1.58%	1.57%	(2)	(1)
Return on average shareholders’ equity (annualized)	15.10	15.77	15.68	(4)	(4)
Corporation’s tier 1 leverage	8.59	8.81	8.85	(3)	(3)
Corporation’s tier 1 risk-based capital	10.62	11.09	12.26	(5)	(13)
Corporation’s total risk-based capital	13.12	13.60	15.41	(4)	(15)
Period-end shareholders’ equity to period-end assets	10.42	10.02	9.97	4	5
Dividend payout ratio, per share	39.11	33.55	35.65	17	10
Net interest margin	4.49	4.51	4.62	0	(3)
Efficiency ratio (1)	57.18	58.21	54.80	(2)	4

Asset Quality Ratios
Nonaccrual loans to total loans	0.22%	0.20%	0.15%	10	47
Nonaccrual loans and OREO to total loans and OREO	0.22	0.20	0.15	10	47
Allowance for loan and lease losses to total loans	1.51	1.50	1.64	1	(8)
Allowance for loan and lease losses to nonaccrual loans	687.55	743.88	1,075.11	(8)	(36)
Net recoveries/(charge-offs) to average loans (annualized)	0.05	(0.11)	0.11	(145)	(55)

At Quarter End
Assets under management (2)	$27,290,505	$27,859,729	$19,246,286	(2)	42
Assets under management or administration (2)	48,648,658	48,684,237	40,435,813	0	20

(1)             The efficiency ratio is defined as noninterest expense excluding OREO expense divided by total revenue (net interest income on a fully taxable-equivalent basis and noninterest income).

(2)             Excludes $9.3 billion, $9.1 billion, and $9.4 billion of assets under management for an asset manager in which City National held minority ownership interests as of March 31, 2007, December 31, 2006, and March 31, 2006, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” below relating to “forward-looking” statements included in this report.

RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified five policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions.  These policies relate to the accounting for securities, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, derivatives and hedging activities, stock-based compensation plans and income taxes.  The Company, with the concurrence of the Audit & Risk Committee and the Compensation, Nominating and Governance Committee, has reviewed and approved these critical accounting policies, which are further described in Management’s Discussion and Analysis and Note 1 (Summary of Significant Accounting Policies) of the Notes to The Consolidated Financial Statements in the Company’s Form 10-K as of December 31, 2006.

Overview

City National Corporation is the parent company of City National Bank and Business Bank of Nevada.  The Corporation offers a full complement of banking, trust and investment services through 61 offices, including 15 full-service regional centers, in Southern California, the San Francisco Bay Area, Nevada and New York City.  As of March 31, 2007, the Corporation had a majority ownership interest in eight investment advisor subsidiaries and minority interests in one asset management firm. The Company also has an unconsolidated subsidiary, Business Bancorp Capital Trust I.

The Corporation recorded net income of $56.5 million, or $1.15 per share, for the first quarter of 2007 compared with $57.2 million or $1.12 per share, for the first quarter of 2006, and $58.6 million, or $1.19 per share, for the fourth quarter of 2006.

Recent Developments

On February 28, 2007, the Company completed the acquisition of Business Bank Corporation, the parent of Business Bank of Nevada (BBNV) and an unconsolidated subsidiary, Business Bancorp Capital Trust I.  BBNV operated as a wholly-owned subsidiary of City National Corporation until its merger into City National Bank after the close of business on April 30, 2007.  This acquisition is expected to be neutral to earnings per share in 2007, and modestly accretive to earnings per share in 2008.  The Company’s first-quarter 2007 financial results reflect its February 28, 2007 acquisition of Business Bank of Nevada.

On May 1, 2007, the Company completed the acquisition of Lydian Wealth Management, an investment advisory firm headquartered in Rockville, Maryland, that manages or advises on clients’ assets of approximately $7.3 billion.  Lydian Wealth Management changed its name to Convergent Wealth Advisors and became an affiliate of Convergent Capital Management, LLC which the Company acquired in 2003.  As of May 1, 2007, the Company had a majority ownership interest in nine investment advisory subsidiaries and a minority interest in one other firm.

Highlights

•                  Revenue of $213.3 million represented a 3 percent increase from the first quarter of 2006.

•                  Average loans grew to $10.6 billion, up 10 percent from the first quarter of 2006.  Lending rose in all major categories, and average loan balances reached $10.6 billion for the first time primarily due to organic growth but also to the acquisition of Business Bank of Nevada.

•                  Loan recoveries again exceeded charge-offs.  Nonaccrual loans amounted to $23.4 million or 0.22 percent of total loans.

•                  Average deposits of $11.9 billion were up 3 percent from the first quarter of 2006, but down 1 percent from the fourth quarter of 2006 due to seasonal variations.

•                  Noninterest income totaled $66.0 million, up 20 percent from the first quarter of last year due to fee revenue generated by wealth management, international banking and cash management services as well as the May 31, 2006 acquisition of Independence Investments.  At March 31, 2007, noninterest income accounted for 31 percent of City National’s total revenue.

•                  Assets under direct management amounted to $27.3 billion, a 42 percent increase from the first quarter of 2006.  Assets under management or administration grew 20 percent to $48.6 billion.

•                  Credit quality remained strong in the first quarter of 2007.  The company required no provision for credit losses and remained adequately reserved at 1.51 percent of total loans.

•                  City National’s first-quarter return on average equity was 15.10 percent and its return on average assets was 1.55 percent.

Outlook

As disclosed in the Company’s press release on first-quarter earnings, management expects earnings per share to grow at a rate of  between 3 percent and 5 percent  in 2007.

Net Interest Income

Fully taxable-equivalent net interest income totaled $151.3 million in the first quarter of 2007, compared to $156.1 million for the same period last year and $154.6 million in the fourth quarter of 2006.  Interest income increases, primarily attributable to increases in average commercial and residential mortgage loans, were offset by higher funding costs in the first quarter of 2007.

	For the three months ended			For the three
	March 31,		%	months ended	%
Dollars in millions	2007	2006	Change	December 31, 2006	Change
Average Loans	$10,554.9	$9,625.0	10	$10,244.9	3
Average Total Securities	2,971.4	3,970.5	(25)	3,171.4	(6)
Average Earning Assets	13,660.7	13,699.0	0	13,585.3	1
Average Deposits	11,916.3	11,587.6	3	12,050.6	(1)
Average Core Deposits	10,044.8	10,334.0	(3)	10,081.5	0
Fully Taxable-Equivalent Net Interest Income	151.3	156.1	(3)	154.6	(2)
Net Interest Margin	4.49%	4.62%	(3)	4.51%	(1)

The Company’s yield on earning assets reached 6.48 percent up from 6.35 percent in the fourth quarter of 2006 and 5.98 percent in the first quarter of 2006.  The bank’s prime rate was 8.25 percent on March 31, 2006, unchanged from December 31, 2006 and up 50 basis points from 7.75 percent on March 31, 2006.

First-quarter average loan balances reached $10.6 billion, up 10 percent over the same period last year and 3 percent from the fourth quarter of 2006.  The commercial lending portfolio grew 9 percent over the first quarter of 2006 and 5 percent from the fourth quarter of 2006.  Residential mortgage loans grew 9 percent from the first quarter of last year and 2 percent from the fourth quarter of last year.  Commercial real estate mortgage loans were 5 percent and 3 percent higher than the first and fourth quarters of 2006, respectively.  Real estate construction loans increased 28 percent from the same period a year ago and 2 percent from the fourth quarter of 2006.

The Company’s average deposits totaled $11.9 billion in the first quarter of 2007, a 3 percent increase from the first quarter of 2006, due in part to the acquisition of Business Bank of Nevada, but 1 percent lower than the fourth quarter of  2006, due to seasonal variations.

As part of its long-standing asset and liability management strategies, the Company uses “plain vanilla” interest rate swaps to hedge loans, deposits, and borrowings.  The notional value of these swaps was $1.2 billion at March 31, 2007, down $0.4 billion from March 31, 2006, and $0.2 billion lower than December 31, 2006.  The following table presents the impact of fair value and cash-flow hedges on net interest income:

	First Quarter	Fourth Quarter	First Quarater
Dollars in millions	2007	2006	2006
Fair value Hedges	$(0.3)	$(0.3)	$0.9
Cash-flow Hedges	(1.9)	(2.6)	(2.1)
Total	$(2.2)	$(2.9)	$(1.2)

The expense from existing swaps of loans qualifying as cash-flow hedges expected to be recorded in net interest income within the next 12 months is $3.5 million.  Both the expense for the quarter and the projected expense for the next 12 months should be viewed in context with the benefit the Company has and will receive from increases in interest rates.

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.  The following table presents the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2007 and 2006.

Net Interest Income Summary

	For the three months ended			For the three months ended
	March 31, 2007			March 31, 2006
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans
Commercial	$4,145,574	$74,142	7.25%	$3,813,133	$62,230	6.62%
Commercial real estate mortgages	1,894,271	35,056	7.51	1,808,537	32,887	7.37
Residential mortgages	2,899,138	39,235	5.41	2,665,791	35,101	5.27
Real estate construction	1,031,176	22,130	8.70	806,444	16,781	8.44
Equity lines of credit	393,952	7,631	7.86	334,027	5,904	7.17
Installment	190,833	3,594	7.64	197,084	3,602	7.41
Total loans (3)	10,554,944	181,788	6.98	9,625,016	156,505	6.59
Due from banks - interest-bearing	72,431	531	2.97	43,587	213	1.98
Federal funds sold and securities purchased under resale agreements	13,858	183	5.36	13,150	140	4.32
Securities available-for-sale	2,917,110	34,261	4.70	3,926,174	43,885	4.47
Trading account securities	54,276	815	6.09	44,266	574	5.26
Other interest-earning assets	48,047	706	5.96	46,806	603	5.23
Total interest-earning assets	13,660,666	218,284	6.48	13,698,999	201,920	5.98
Allowance for loan losses	(157,429)			(155,118)
Cash and due from banks	422,564			438,693
Other non-earning assets	910,621			843,941
Total assets	$14,836,422			$14,826,515

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$749,092	$880	0.48	$808,466	$451	0.23
Money market accounts	3,419,390	25,131	2.98	3,387,860	15,111	1.81
Savings deposits	154,879	180	0.47	178,577	162	0.37
Time deposits - under $100,000	231,913	2,334	4.08	180,098	1,242	2.80
Time deposits - $100,000 and over	1,871,499	21,799	4.72	1,253,613	10,487	3.39
Total interest-bearing deposits	6,426,773	50,324	3.18	5,808,614	27,453	1.92

Federal funds purchased and securities sold under repurchase agreements	581,681	7,556	5.27	808,801	8,933	4.48
Other borrowings	599,459	9,092	6.15	748,982	9,400	5.09
Total interest-bearing liabilities	7,607,913	66,972	3.57	7,366,397	45,786	2.52
Noninterest-bearing deposits	5,489,541			5,779,024
Other liabilities	220,224			200,567
Shareholders’ equity	1,518,744			1,480,527
Total liabilities and shareholders’ equity	$14,836,422			$14,826,515
Net interest spread			2.91%			3.46%
Fully taxable-equivalent net interest and dividend income		$151,312			$156,134
Net interest margin			4.49%			4.62%
Less: Dividend income included in other income		706			603
Fully taxable-equivalent net interest income		$150,606			$155,531

(1)             Net interest income is presented on a fully taxable-equivalent basis.

(2)             Certain prior period balances have been reclassified to conform to the current period presentation.

(3)             Includes average nonaccrual loans of $20,894 and $13,777 for 2007 and 2006, respectively.

(4)             Loan income includes loan fees of $3,195 and $3,669 for 2007 and 2006, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities.  The following table shows changes in net interest income on a fully taxable-equivalent basis between the first quarter 2007 and the first quarter of 2006, as well as between the first quarter of 2006 and the first quarter of 2005.

Changes In Net Interest Income

	For the three months ended March 31,			For the three months ended March 31,
Dollars in thousands	2007 vs 2006			2006 vs 2005
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$15,679	$9,604	$25,283	$16,471	$13,682	$30,153
Securities available-for-sale	(11,729)	2,105	(9,624)	(1,674)	1,475	(199)
Due from banks - interest-bearing	181	137	318	(84)	82	(2)
Trading account securities	142	99	241	46	307	353
Federal funds sold and securities purchased under resale agreements	8	35	43	(167)	96	(71)
Other interest-earning assets	16	87	103	1	59	60
Total interest-earning assets	4,297	12,067	16,364	14,593	15,701	30,294

Interest paid on:
Interest checking deposits	(36)	465	429	(12)	281	269
Money market deposits	142	9,878	10,020	(801)	6,819	6,018
Savings deposits	(23)	41	18	(18)	58	40
Time deposits	6,677	5,727	12,404	1,901	3,982	5,883
Other borrowings	(4,926)	3,241	(1,685)	8,171	4,181	12,352
Total interest-bearing liabilities	1,834	19,352	21,186	9,241	15,321	24,562
	$2,463	$(7,285)	$(4,822)	$5,352	$380	$5,732

The impact of interest rate swaps which affect interest income on loans and interest expense on deposits and borrowings, is included in rate changes.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses and provision for credit losses.  The provision is the expense recognized in the income statement to adjust the allowance and the reserve for off balance sheet credit commitments to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures (see “Critical Accounting Policies” on page 29 of the Company’s Form 10-K for the year ended December 31, 2006).

The Company made no provision for credit losses in the quarter ended March 31, 2007.  The provision for credit losses primarily reflects management’s ongoing assessment of the credit quality and growth of the loan and commitment portfolios as well as the levels of net loan (charge-offs)/recoveries and nonaccrual loans, and changes in the economic environment during the period.  For the three months ended March 31, 2007, December 31, 2006, and March 31, 2006, net (charge-offs)/recoveries totaled $1.2 million, ($2.9) million, and $2.7 million, respectively.  For these periods, nonaccrual loans at period end totaled $23.4 million, $20.9 million, and $14.6 million, respectively.

Noninterest Income

First-quarter 2007 noninterest income of $66.0 million was 20 percent higher than the first quarter of 2006 due primarily to continuing growth of the Company’s wealth management revenues, including the acquisition of Independence Investments in the second quarter of 2006.  Noninterest income was 31 percent of total revenue in the first quarter of 2007, compared to 26 percent for the first quarter of 2006 and 30 percent for the fourth quarter of 2006.

Wealth Management

Trust and investment fees increased 39 percent over the first quarter of 2006, primarily due to an increase in assets under management or administration.  Assets under direct management grew 42 percent from the same period last year, largely as the result of the acquisition of Independence Investments in 2006, new business, a strong relative investment performance and higher market values.  Increases in market values are reflected in fee income primarily on a trailing-quarter basis.  Not including the acquisition of Independence Investments and the fourth quarter disposition of an asset management affiliate, the Company’s trust and investment fee income in the first quarter of 2007 grew 9 percent from the same period last year.

	At or for the three months ended			At or for the three months
	March 31,		%	ended	%
Dollars in millions	2007	2006	Change	December 31, 2006	Change
Trust and Investment Fee Revenue	$30.3	$21.8	39	$30.8	(2)
Brokerage and Mutual Fund Fees	13.8	11.7	18	13.3	4
Assets Under Management (1)	27,290.5	19,246.3	42	27,859.7	(2)
Total Assets Under Management or Administration (1)	48,648.7	40,435.8	20	48,684.2	0

(1)          Excludes $9.3 billion, $9.4 billion, and $9.1 billion of assets under management for an asset manager in which City National held a minority ownership interest as of March 31, 2007, March 31, 2006, and December 31, 2006, respectively.

Other Noninterest Income

First-quarter cash management and deposit transaction fees grew 5 percent from the same period last year and 7 percent from the fourth quarter of 2006, due largely to the sale of additional services to new and existing clients.

International service fees for the first quarter of 2007 grew 8 percent from the same period last year, reflecting increased demand for both foreign exchange services and letters of credit, but were essentially unchanged from the fourth quarter of 2006.  International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection and other fee income.  International services fees are recognized when earned, except for the fees on commercial and standby letters of credit, which are deferred and recognized in income over the terms of the letters of credit.

Other noninterest income for the first quarter of 2007 amounted to $6.8 million, up $0.1 million or 1 percent, from the same period one year ago.

Noninterest Expense

First-quarter 2007 noninterest expense amounted to $123.8 million, up 7 percent from the same period last year but down 2 percent from the fourth quarter of 2006.  Excluding the acquisitions of Independence Investments and Business Bank of Nevada, noninterest expense grew less than 2 percent from the first quarter of last year.

Staffing expenses for the quarter amounted to $78.0 million, up 9 percent from one year ago largely due to the acquisitions of Independence Investments and Business Bank of Nevada.

Legal and professional fees fell 2 percent from the first quarter of 2006 as the first quarter of 2006 included certain expenses to strengthen compliance with the Bank Secrecy Act and the USA Patriot Act.  Legal and professional fees declined 7 percent from the fourth quarter of 2006 as certain annual contract expenses were paid in December 2006.

The Company’s first-quarter efficiency ratio was 57.18 percent compared with 54.80 percent for the first quarter of 2006, and 58.21 percent for the fourth quarter of 2006.  The increase from the first quarter of 2006 was due primarily to pressure on core deposits, modest revenue growth and the continued expansion of City National’s fee-based businesses, including the addition of Independence Investments.

Stock-Based Compensation Expense

The Company applies FASB Statement No. 123 (revised), Share Based Payment, (“SFAS 123R”) in accounting for stock option plans.  A Black-Scholes valuation model is used to determine the fair value of options granted.

On March 31, 2007, the Company had one stock-based compensation plan, which provides for granting of stock options, restricted shares and restricted units.  The compensation cost that has been charged against income for all stock-based awards was $3.4 million for the three months ended March 31, 2007, compared to $2.7 million for the three-month period ended March 31, 2006.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $1.4 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.   See the disclosures in Note 6 for a description of the stock option plan and method of estimating the fair value of option awards.

As of March 31, 2007 there was $39.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.5 years.  The total number of shares vested during the three months ended March 31, 2007 was 228,089.

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

Commercial and Private Banking

Net income of $45.3 million in the first quarter of 2007 for the Commercial and Private Banking segment increased $0.2 million, or 0.4 percent, from the $45.1 recorded in first quarter of 2006.  Total revenue of $163.3 million in the first quarter of 2007 increased 0.4 percent over the first quarter of 2006.  The increase in revenue for the quarter was driven by strong loan growth, primarily in commercial and industrial and residential mortgage loans, offset by higher funding costs due to a change in the mix of deposits and an overall increase in deposit rates.  Average loans were $10.5 billion in the first quarter of 2007, up 9.8 percent from $9.5 billion in the first quarter of 2006.  Average deposits were $10.7 billion in the first quarter of 2007, an increase of 1.1 percent from the same period last year.  Noninterest income increased 2.6 percent in the first quarter of 2007 compared to the first quarter of 2006 primarily due to higher cash management and deposit transaction charges and higher international service fees.  Noninterest expense was $2.4 million, or 2.7 percent, higher during the first three months of 2007 compared to the first three months of 2006, due to the acquisition of BBNV, expenses associated with new branches opened in 2006 and higher salary and benefits costs.

Other

Net income for the Other segment declined $0.9 million, or 7.5 percent, in the first quarter of 2007, compared to the prior year. Although we had strong revenue and earnings growth in our Wealth Management and asset management affiliates, including the impact of the acquisition of Independence Investments in the second quarter of 2006, it was more than offset by activity related to the Asset Liability Funding Center, particularly higher funding costs and lower prepayment fees. Total revenue for the Other segment increased 11.6 percent, or $5.2 million, for the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of the acquisition of Independence Investments.  Noninterest expense increased 26.4 percent for the first quarter of 2007 compared to the first quarter of 2006, again primarily related to the acquisition of Independence Investments.

Income Taxes

The first-quarter 2007 effective tax rate was 36.8 percent, compared with 37.8 percent in the first quarter of last year.  The lower rate is a result of changes in estimates and a true-up of prior year tax adjustments.  The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including state taxes, tax benefits from investments in affordable housing partnerships and tax-exempt income, including interest on bank-owned life insurance.

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense.  For the period ended March 31, 2007, the Company recognized approximately $372,000 in interest and penalties.  The Company had approximately $9.8 million and $6.6 million of accrued interest and penalties as of March 31, 2007 and December 31, 2006, respectively.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for the tax years 2002 and 2003.  The Company expects to begin IRS appeals proceedings related to certain tax positions taken in these years.  The potential financial statement impact of these items range from a tax benefit of $3.6 million to a tax expense of $6.8 million.

The Company is also under examination by the Franchise Tax Board for the tax years 1998 through 2004.  The Company expects to complete its Franchise Tax Board examination for the years 1998 though 2003 within the next 12 months.  The potential financial statement impact resulting from the completion of the audit is not determinable at this time.

BALANCE SHEET ANALYSIS

Total assets were $15.3 billion at March 31, 2007 compared to $14.7 billion at March 31, 2006, and $14.9 billion at December 31, 2006.  Average assets for the first quarter of 2007 were unchanged from the first quarter of 2006 as the increase in average loans was offset by the planned decline in average securities.

Total average interest-earning assets for the first quarter of 2007 were $13.7 billion, essentially unchanged from the first quarter of 2006 and an increase of 0.7 percent from average interest-earning assets for the fourth quarter of 2006 of $13.6 billion.

 Securities

Comparative period-end securities portfolio balances are presented below:

Securities Available-for-Sale

	March 31,		December 31,		March 31,
	2007		2006		2006
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$50,634	$50,625	$49,937	$49,938	$91,864	$91,199
Federal Agency	261,233	257,924	263,227	258,778	723,932	707,847
CMOs	1,223,749	1,200,265	1,247,161	1,215,397	1,550,623	1,497,877
Mortgage-backed	951,283	923,779	1,017,409	983,917	1,206,516	1,156,565
State and Municipal	380,005	382,251	360,759	362,318	339,571	339,048
Total debt securities	2,866,904	2,814,844	2,938,493	2,870,348	3,912,506	3,792,536
Equity securities	84,220	88,702	79,697	84,024	51,310	57,637
Total securities	$2,951,124	$2,903,546	$3,018,190	$2,954,372	$3,963,816	$3,850,173

At March 31, 2007, securities available-for-sale totaled $2.9 billion, a decrease of $0.9 billion compared with holdings at March 31, 2006.  At March 31, 2007, the portfolio had a net unrealized loss of $47.6 million compared with net unrealized losses of $63.8 million at December 31, 2006 and $113.6 million at March 31, 2006.  There is no other-than-temporary impairment as the unrealized losses are only due to changes in interest rates and the Company has the ability and intent to hold the securities until their maturities.  The average duration of total available-for-sale securities at March 31, 2007 was 3.4 years.  This duration compares with 3.3 years at December 31, 2006 and 3.1 years at March 31, 2006.  Duration provides a measure of fair value sensitivity to changes in interest rates.  The average duration is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors.  See “Asset/Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities included in the securities portfolio as of March 31, 2007, except for mortgage-backed securities which are allocated according to final maturities.  Final maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year		Over 1 year		Over 5 years
	or less		thru 5 years		thru 10 years		Over 10 years		Total
		Yield		Yield		Yield		Yield		Yield
Dollars in thousands	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)

U.S. Treasury	$50,625	5.01	$—	—	$—	—	$—	—	$50,625	5.01
Federal Agency	133,407	3.58	124,517	3.85	—	—	—	—	257,924	3.71
CMOs	97,270	5.34	933,699	4.40	169,296	5.25	—	—	1,200,265	4.59
Mortgage-backed	—	—	725,045	4.19	188,472	4.54	10,262	5.52	923,779	4.28
State and Municipal	36,912	4.25	105,748	4.05	197,832	3.86	41,759	3.94	382,251	3.96
Total debt securities	$318,214	4.42	$1,889,009	4.26	$555,600	4.51	$52,021	4.25	$2,814,844	4.33

Amortized cost	$319,327		$1,932,773		$555,934		$58,870		$2,866,904

Dividend income included in interest income on securities in the Unaudited Consolidated Statements of Income for the first quarter of 2007 and 2006 was $1.4 million and $1.0 million, respectively.

Loan Portfolio

A comparative period-end loan table is presented below:

	March 31,	December 31,	March 31,
Dollars in thousands	2007	2006	2006
Commercial	$3,806,940	$3,865,420	$3,566,457
Commercial real estate mortgages	1,926,687	1,801,390	1,819,856
Residential mortgages	2,935,729	2,869,775	2,700,966
Real estate construction	1,173,854	1,024,681	820,357
Equity lines of credit	388,279	404,657	339,348
Installment	194,448	201,125	188,262
Lease financing	223,661	218,957	132,157
Total loans, gross	10,649,598	10,386,005	9,567,403
Less allowance for loan and lease losses	(161,005)	(155,342)	(156,482)
Total loans, net	$10,488,593	$10,230,663	$9,410,921

Total gross loans at March 31, 2007 were 3 percent and 11 percent higher than at December 31, 2006 and March 31, 2006, respectively.  The growth from the first quarter of 2006 was primarily in commercial, residential mortgages and construction lending, and is due primarily to organic growth, augmented by the acquisition of BBNV.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (CRE) loans on their balance sheets.  The regulatory guidance provides for an increased level of regulatory oversight and monitoring for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific type of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure.  The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital; total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months.  City National is within the thresholds specified by the guidance. As of March 31, 2007 total loans for construction, land development and other land represented 8 percent of total risk-based capital; total CRE loans represented 223 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 25 percent over the last 36 months.

The following table presents information concerning nonaccrual loans, Other Real Estate Owned (OREO), loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans.  Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

	Nonaccrual Loans and OREO
	March 31,	December 31,	March 31,
Dollars in thousands	2007	2006	2006
Nonaccrual loans:
Commercial	$7,024	$2,977	$5,642
Commercial real estate morgtages	4,783	4,849	923
Residential mortgages	—	—	—
Real estate construction	11,199	12,678	7,492
Equity lines of credit	362	—	—
Installment	49	379	498
Total	23,417	20,883	14,555
OREO	—	—	—
Total nonaccrual loans and OREO	$23,417	$20,883	$14,555

Total nonaccrual loans as a percentage of total loans	0.22%	0.20%	0.15%
Total nonaccrual loans and OREO as a percentage of total loans and OREO	0.22	0.20	0.15
Allowance for loan and lease losses to total loans	1.51	1.50	1.64
Allowance for loan and lease losses to nonaccrual loans	687.55	743.88	1,075.11
Loans past due 90 days or more on accrual status:
Commercial	$43	$—	$—
Other	156	337	—
Total	$199	$337	$—

At March 31, 2007, there were $21.7 million of impaired loans included in nonaccrual loans, with an allowance allocation of $2.3 million.  On a comparable basis, at December 31, 2006, there were $19.0 million of impaired loans, which had an allowance allocation of $0.5 million, while at March 31, 2006 impaired loans were $13.0 million with an allowance allocation of $2.5 million.  The assessment for impairment occurs when and while such loans are on nonaccrual, or when the loan has been restructured.  When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral.  In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.  As a final alternative, the observable market price of the debt may be used to assess impairment.  Impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

The following table summarizes the changes in nonaccrual loans for the three months ending March 31, 2007 and 2006.

Changes in Nonaccrual Loans

	For the three months ended
	March 31,
Dollars in thousands	2007	2006

Balance, beginning of period	$20,883	$14,400
Loans placed on nonaccrual	6,854	3,820
Loans from acquisitions	50	-
Charge-offs	(177)	(561)
Loans returned to accrual status	(120)	(24)
Repayments (including interest applied to principal)	(4,073)	(3,080)
Balance, end of period	$23,417	$14,555

In addition to loans in nonaccrual status disclosed above, management has also identified $6.2 million of credits to 17 borrowers where the ability to comply with the present loan repayment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loans on nonaccrual status at March 31, 2007.  This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.

Management’s classification of credits as nonaccrual or problems does not necessarily indicate that the principal is uncollectible in whole or in part.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

At March 31, 2007, the allowance for loan and lease losses was $161.0 million or 1.51 percent of outstanding loans and the reserve for off-balance sheet credit commitments was $17.0 million.  The process used in the determination of the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following tables summarize the changes in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the three months ended March 31, 2007 and 2006.

Changes in Allowance for Loan and Lease Losses

	For the three months ended
	March 31,
Dollars in thousands	2007	2006
Loans outstanding	$10,649,598	$9,567,403
Average amount of loans outstanding	$10,554,944	$9,625,016
Balance of allowance for loan and lease losses, beginning of period	155,342	153,983
Loans charged-off:
Commercial	(1,649)	(1,035)
Residential first mortgage	—	—
Commercial real estate mortgage	—	(94)
Real estate construction	—	—
Equity lines of credit	—	—
Installment	(53)	(20)
Total loans charged-off	(1,702)	(1,149)
Recoveries of loans previously charged-off:
Commercial	2,897	2,828
Residential first mortgage	—	—
Commercial real estate mortgage	—	937
Real estate construction	18	16
Equity lines of credit	—	—
Installment	26	24
Total recoveries	2,941	3,805
Net loans recovered	1,239	2,656
Provision for credit losses	—	—
Transfers to reserve for off-balance sheet credit commitments	(89)	(157)
Allowance of acquired institution	4,513	—
Balance, end of period	$161,005	$156,482

Net recoveries to average loans (annualized)	0.05%	0.11%
Ratio of allowance for loan and lease losses to total period-end loans	1.51%	1.64%

Changes in Reserve for Off-balance Sheet Credit Commitments

	For the three months ended
	March 31,
Dollars in thousands	2007	2006
Balance at beginning of period	$16,424	$15,596
Reserve of acquired institution	492	—
Provision for credit losses/transfers	89	157
Balance at end of period	$17,005	$15,753

Other Assets

Other assets include the following:

	March 31,	December 31,	March 31,
Dollars in thousands	2007	2006	2006
Accrued interest receivable	$75,192	$74,534	$66,171
Other accrued income	20,497	22,938	13,100
Claim in receivership	—	—	11,042
Deferred compensation insurance assets	44,145	35,396	32,672
Income tax receivable	—	43,133	43,133
PML assets	6,738	13,716	17,699
Other	113,949	102,537	87,179
Total other assets	$260,521	$292,254	$270,996

Deposits

Deposits totaled $12.6 billion at March 31, 2007, an increase of 6 percent compared with $11.9 billion at March 31, 2006, and 3 percent from $12.2 billion at December 31, 2006.

Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 83 percent of total deposits at March 31, 2007, and increased $0.3 billion since December 31, 2006.  Included in core deposits are Specialty Deposits.  Average Specialty Deposits, primarily from title and escrow companies, were $1.2 billion for the three-month period ended March 31, 2007, compared with $1.3 billion for the three months ended December 31, 2006 and $1.2 billion for the three months ended March 31, 2006.  These deposits fluctuate with conditions in the real estate market.  At March 31, 2007 quarterly average Specialty Deposits accounted for 10 percent of total quarterly average deposits.

Borrowings

Borrowings of $0.9 billion at March 31, 2007 reflect a decrease of $306 million from March 31, 2006, and $152 million from December 31, 2006 as a result of deposit growth and lower loan volume.  The decrease is primarily in Federal Funds Purchased and other short-term borrowings.

Off Balance Sheet

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit, letters of credit, and financial guarantees.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheet.  Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each client’s creditworthiness on a case-by-case basis.

The Company had off-balance sheet credit commitments aggregating $5.0 billion at March 31, 2007, compared with $5.0 billion at December 31, 2006 and $4.6 billion at March 31, 2006.  In addition, the Company had $684.5 million outstanding in bankers’ acceptances and letters of credit of which $656.9 million related to standby letters of credit at March 31, 2007.  At December 31, 2006, the Company had $662.0 million in outstanding bankers’ acceptances and letters of credit of which $650.6 million related to standby letters of credit.  Substantially all of the Company’s loan commitments are on a variable-rate basis and are comprised of real estate and commercial loan commitments.

As of March 31, 2007, the Company had private equity fund commitments of $45.7 million, of which $18.7 million was funded.  As of December 31, 2006 and March 31, 2006, the Company had private equity fund commitments of $44.7 million and $45.7 million, respectively, of which $15.8 million and $12.7 million was funded.  In addition, the Company had unfunded affordable housing fund commitments of $32.0 million, $36.3 million, and $34 million as of March 31, 2007, December 31, 2006, and March 31, 2006, respectively.

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term guarantee.  The maximum liability under the guarantee is $17.9 million, but the Company does not expect to make any payments under the terms of this guarantee.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and CNB at March 31, 2007, December 31, 2006, and March 31, 2006.

	Regulatory
	Well-Capitalized	March 31,	December 31,	March 31,
	Standards	2007	2006	2006
City National Corporation
Tier 1 leverage	N/A%	8.59%	8.81%	8.85%
Tier 1 risk-based capital	6.00	10.62	11.09	12.26
Total risk-based capital	10.00	13.12	13.60	15.41

City National Bank
Tier 1 leverage	5.00	8.41	9.04	9.19
Tier 1 risk-based capital	6.00	10.71	11.38	12.70
Total risk-based capital	10.00	13.25	13.89	15.83

Tier 1 capital ratios at March 31, 2007 reflect the impact of the acquisition of BBNV as well as the cumulative effect of adopting FIN 48 as of January 1, 2007.  Tier 1 capital also includes the impact of $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in minority interest in consolidated subsidiaries, and $5.2 million of trust preferred securities issued by an unconsolidated capital trust subsidiary of the holding company.

Shareholders’ equity to assets as of March 31, 2007 was 10.42 percent, compared with 9.97 percent at March 31, 2006 and was 10.02 percent as of December 31, 2006.

The accumulated other comprehensive loss, primarily related to available-for-sale securities and interest rate swaps, was $30.9 million at March 31, 2007 compared with $73.2 million at March 31, 2006 and $41.4 million at December 31, 2006.

The following table provides information about purchases by the Company during the three months ended March 31, 2007 of equity securities that are registered by the Company pursuant of Section 12 of the Exchange Act.

			Total number of Shares
		Average	(or Units) Purchased as		Maximum Number of
	Total Number of	Price Paid	Part of Publicly		Shares that May Yet
	Shares (or Units)	per Share (or	Announced Plans or		Be Purchased Under
Period	Purchased	Unit)	Programs		the Plans or Programs
03/01/07 - 03/31/07	263,000	$72.11	263,000		794,700
	263,000	72.11	263,000	(1)	794,700	(1)

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

LIQUIDITY MANAGEMENT

The Company continues to manage its liquidity through the combination of core deposits, certificates of deposits, short-term federal funds purchased, sales of securities under repurchase agreements, collateralized borrowing lines at the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco and a portfolio of securities available-for-sale.  Liquidity is also provided by maturities and pay downs on securities and loans.

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

A quantitative and qualitative discussion about market risk is included on pages 44 to 48 of the Corporation’s Form 10-K for the year ended December 31, 2006.

Net Interest Simulation: As part of its overall interest rate risk management process, the Company performs stress tests on net interest income projections based on a variety of factors, including interest rate levels, changes in the relationship between the prime rate and short-term interest rates, and the shape of the yield curve.  The Company uses a simulation model to estimate the severity of this risk and to develop mitigation strategies, including interest-rate hedges. The magnitude of the change is determined from historical volatility analysis.  The assumptions used in the model are updated periodically and reviewed and approved by ALCO.  In addition, the Board of Directors has adopted limits within which interest rate exposure must be contained. Within these broader limits, ALCO sets management guidelines to further contain interest rate risk exposure.

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by rate-stable core deposits.  As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage this risk. Over time, as interest rates have risen, the Company has moved to a more neutral position.  Increased reliance on wholesale funding sources and other changes in the mix of the balance sheet have also moved the Company to a more neutral position.  Based on the balance sheet at March 31, 2007, and assuming no changes in deposit mix, the Company’s net interest income simulation model indicates that net interest income would be slightly impacted by changes in interest rates.  Assuming a static balance sheet, a gradual 100-basis-point parallel decline in the yield curve over a twelve-month horizon would result in a decrease in projected net interest income of approximately 0.4 percent.  This compares to a decrease in projected net interest income of 0.3 percent at December 31, 2006, and an increase of 0.5 percent at March 31, 2006, respectively.  A gradual 100-basis-point parallel increase in the yield curve over the next twelve-month period, assuming no changes in deposit mix, would result in an increase in projected net interest income of approximately 0.7 percent.  This compares to an increase in projected net interest income of 0.9 percent at December 31, 2006, and a decrease of 0.2 percent at March 31, 2006.

Present Value of Equity: The simulation model indicates that the Present Value of Equity (PVE) is impacted by a sudden and substantial increase in interest rates.  As of March 31, 2007, a 200-basis-point increase in interest rates results in a 3 percent decline in PVE.  This compares to declines of 3 percent at both December 31, 2006 and March 31, 2006.

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	March 31, 2007			December 31, 2006			March 31, 2006
	Notional	Fair		Notional	Fair		Notional	Fair
Dollars in millions	Amount	Value	Duration	Amount	Value	Duration	Amount	Value	Duration
Fair Value Hedge Receive
Fixed Interest Rate Swaps
Certificate of deposit	$75.0	$—	—	$175.0	$(0.1)	0.2	$115.0	$(0.2)	0.7
Long-term and suboridinated debt	490.9	(1.0)	3.5	490.9	(2.5)	3.8	490.9	(5.9)	4.3
Total fair value hedge swaps	565.9	(1.0)	3.0	665.9	(2.6)	2.8	605.9	(6.1)	3.6

Cash Flow Hedge Receive
Fixed Interest Rate Swaps
US Dollar LIBOR based loans	250.0	(0.7)	0.6	325.0	(1.8)	0.6	525.0	(6.7)	0.7
Prime based loans	350.0	(2.3)	0.5	375.0	(3.1)	0.6	425.0	(5.6)	1.5
Total cash flow hedge swaps	600.0	(3.0)	0.5	700.0	(4.9)	0.6	950.0	(12.3)	1.1
Fair Value and Cash Flow Hedge
Interest Rate Swaps	$1,165.9	$(4.0) (1)	1.8	$1,365.9	$(7.5)	1.7	$1,555.9	$(18.4)	2.0

(1)             Net fair value is the estimated net gain (loss) to settle derivative contracts.  The net fair value is the sum of the mark-to-market asset (if applicable) and mark-to-market liablity.

Credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for the Company and its subsidiaries with each counterparty that were outstanding at the end of the period, taking into consideration legal right of offset. In the normal course of business, the Company’s swap agreements require collateral to mitigate the amount of credit risk if certain market value thresholds are exceeded.  At March 31, 2007 the Bank had received securities with a market value of $0.7 million as margin for swaps with a positive replacement value of $3.8 million.  For the same period, the Corporation had delivered securities with market value of $6.6 million as margin for swaps with a negative replacement value of $6.6 million.

ITEM 4.  CONTROL AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a — 15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

A number of factors, some of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements.  These factors include (1) changes in interest rates, (2) significant changes in banking laws or regulations, (3) increased competition in the Company’s markets, (4) other-than-expected credit losses due to business losses, real estate cycles or other economic events, (5) earthquake or other natural disasters affecting the condition of real estate collateral, (6) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (7) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (8) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (9) general business and economic conditions, including movements in interest rates, the slope of the yield curve, the impact of an entertainment industry strike  and changes in business formation and growth, commercial real estate development and real estate prices.  Additional factors that may cause future results to differ materially from forward-looking statements are discussed in Part I, Item 1A — Risk Factors in the Company’s Annual Report on Form 10-K as of December 31, 2006, to which reference is hereby made. There is no assurance that any list of risks and uncertainties or risk factors is complete.

PART II — OTHER INFORMATION

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  There are no material changes to the risk factors described under Item 1A of the Company’s 2006 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended March 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 5.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation’s Annual Shareholders’ Meeting was held on Wednesday, April 25, 2007, in Beverly Hills, California, at which the shareholders were asked to vote on the following matters:

1.  Election of nominees to serve on the Corporation’s Board of Directors.

Votes regarding the election of four Class II directors to serve for a term of three years or until their successors have been duly elected and qualified are as follows:

	For	Withheld
Russell Goldsmith	40,936,277	773,096
Linda Griego	39,527,500	2,181,873
Michael Meyer	40,778,020	931,353
Ronald Olsen	39,436,715	2,272,658

2.  Ratification of the selection of KPMG LLP as the Corporation’s independent auditors for the fiscal year ending December 31, 2007.

For	Against	Withheld
39,902,793	1,764,235	42,345

ITEM 6.  EXHIBITS

No.

31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE: May 9, 2007	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)