Form 10-Q
period 2007-06-30
CITY NATIONAL CORP
filed 2007-08-09
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, there were 48,935,930 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,	June 30,
Dollars in thousands, except per share amounts	2007	2006	2006
	(Unaudited)	(Unaudited)
Assets
Cash and due from banks	$513,463	$423,114	$467,076
Due from banks - interest-bearing	139,539	60,940	50,416
Federal funds sold	170,000	127,000	1,900
Securities available-for-sale - cost $2,880,736; $3,018,190; and $3,348,607 at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	2,798,538	2,954,372	3,211,590
Trading account securities	117,456	147,907	123,418
Loans	11,018,834	10,386,005	9,821,755
Less allowance for loan and lease losses	157,849	155,342	157,580
Net loans	10,860,985	10,230,663	9,664,175

Premises and equipment, net	106,672	94,745	84,802
Deferred tax asset	143,956	125,992	146,477
Goodwill	427,909	249,641	253,286
Intangibles, net	91,009	37,920	44,718
Bank-owned life insurance	71,146	70,156	68,772
Affordable housing investments	67,158	65,800	66,468
Customers' acceptance liability	7,958	3,877	4,582
Other assets	280,307	292,254	288,248
Total assets	$15,796,096	$14,884,381	$14,475,928

Liabilities
Demand deposits	$5,926,048	$6,002,068	$5,880,630
Interest checking deposits	753,428	755,098	711,368
Money market deposits	3,751,589	3,216,949	3,214,296
Savings deposits	164,433	153,417	168,526
Time deposits-under $100,000	240,660	198,329	177,392
Time deposits-$100,000 and over	2,294,247	1,846,955	1,826,618
Total deposits	13,130,405	12,172,816	11,978,830
Federal funds purchased and securities sold under repurchase agreements	269,938	422,903	234,995
Other short-term borrowings	72,818	97,525	143,724
Subordinated debt	266,962	269,848	266,675
Long-term debt	219,282	217,569	209,864
Reserve for off-balance sheet credit commitments.	17,832	16,424	15,206
Other liabilities	160,422	164,079	196,177
Acceptances outstanding	7,958	3,877	4,582
Total liabilities	14,145,617	13,365,041	13,050,053
Minority interest in consolidated subsidiaries	29,029	28,425	27,985

Commitments and contingencies

Shareholders' Equity
Preferred Stock authorized - 5,000,000; none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000;
Issued - 50,825,254; 50,718,794; and 50,734,861 shares at June 30, 2007,
December 31, 2006 and June 30, 2006, respectively.	50,825	50,719	50,735
Additional paid-in capital	419,277	412,248	402,476
Accumulated other comprehensive loss	(50,609)	(41,386)	(86,931)
Retained earnings	1,307,638	1,264,697	1,186,637
Treasury shares, at cost - 1,578,322; 2,835,908; and 2,214,875 shares at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	(105,681)	(195,363)	(155,027)
Total shareholders' equity	1,621,450	1,490,915	1,397,890

Total liabilities and shareholders' equity	$15,796,096	$14,884,381	$14,475,928

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
In thousands, except per share amounts	2007	2006	2007	2006

Interest Income
Loans .	$192,295	$166,377	$372,938	$321,809
Securities available-for-sale	31,704	38,121	63,824	79,973
Trading account	910	833	1,697	1,389
Due from banks - interest-bearing	756	269	1,287	481
Federal funds sold and securities purchased under resale agreements	320	604	503	744
Total interest income	225,985	206,204	440,249	404,396
Interest Expense
Deposits	57,434	36,527	107,758	63,980
Federal funds purchased and securities sold under repurchase agreements	6,190	6,716	13,746	15,649
Subordinated debt	4,048	3,706	8,072	7,197
Other long-term debt	3,721	3,196	7,318	6,528
Other short-term borrowings	1,528	2,061	2,999	4,638
Total interest expense	72,921	52,206	139,893	97,992
Net interest income	153,064	153,998	300,356	306,404
Provision for credit losses	—	(610)	—	(610)
Net interest income after provision for credit losses	153,064	154,608	300,356	307,014
Noninterest Income
Trust and investment fees	34,823	24,909	65,077	46,683
Brokerage and mutual fund fees	13,958	12,269	27,738	23,953
Cash management and deposit transaction charges	8,472	7,691	16,943	15,755
International services	7,562	6,870	14,025	12,859
Bank-owned life insurance	761	677	1,385	1,611
Gain (loss) on sale of securities	866	(716)	1,135	(8)
Loss on sale of loans and other assets	—	—	(46)	—
Other	7,307	6,888	13,467	12,665
Total noninterest income	73,749	58,588	139,724	113,518
Noninterest Expense
Salaries and employee benefits	80,904	73,718	158,888	145,334
Net occupancy of premises	10,362	9,460	19,820	18,472
Legal and professional fees	9,318	9,190	18,641	18,662
Information services	5,243	4,571	10,242	9,027
Depreciation and amortization	5,122	4,662	10,122	9,322
Marketing and advertising	5,783	4,990	9,781	9,006
Office services	2,938	2,549	5,685	5,240
Amortization of intangibles	2,623	1,974	4,253	3,865
Equipment	797	623	1,515	1,255
Other operating	7,446	6,222	13,352	11,871
Total noninterest expense	130,536	117,959	252,299	232,054
Minority interest expense	2,325	1,213	4,401	2,441
Income before income taxes	93,952	94,024	183,380	186,037
Income taxes	34,799	35,283	67,682	70,063
Net income	$59,153	$58,741	$115,698	$115,974
Net income per share, basic	$1.22	$1.20	$2.39	$2.36
Net income per share, diluted	$1.19	$1.16	$2.34	$2.28
Shares used to compute income per share, basic	48,675	48,957	48,323	49,220
Shares used to compute income per share, diluted	49,838	50,654	49,461	50,977
Dividends per share	$0.46	$0.41	$0.92	$0.82

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

				Accumulated
			Additional	other			Total
	Shares	Common	paid-in	comprehensive	Retained	Treasury	shareholders'
Dollars in thousands	issued	stock	capital	income (loss)	Earnings	stock	equity
Balance, December 31, 2005	50,600,943	$50,601	$396,659	$(51,551)	$1,121,474	$(59,175)	$1,458,008
Adjustment to initially apply Staff Accounting Bulletin No. 108	—	—	—	—	(10,174)	—	(10,174)
Balance, January 1, 2006	50,600,943	50,601	396,659	(51,551)	1,111,300	(59,175)	1,447,834
Net income	—	—	—	—	115,974	—	115,974
Other comprehensive loss net of tax:
Net unrealized loss on securities available-for-sale, net of reclassification of $2.9 million for net loss included in net income	—	—	—	(34,363)	—	—	(34,363)
Net unrealized loss on cash flow hedges, net of reclassification of $2.8 million net loss included in net income	—	—	—	(771)	—	—	(771)
Other net unrealized loss	—	—	—	(246)	—	—	(246)
Total other comprehensive loss	—	—	—	(35,380)	—	—	(35,380)
Issuance of shares for stock options	68,246	68	(3,406)	—	—	12,150	8,812
Restricted stock grants, net of cancellations	65,672	66	(66)	—	—	—	—
Stock-based employee compensation expense	—	—	6,026	—	—	—	6,026
Tax benefit from stock options	—	—	3,263	—	—	—	3,263
Cash dividends paid	—	—	—	—	(40,637)	—	(40,637)
Repurchased shares, net	—	—	—	—	—	(108,002)	(108,002)

Balance, June 30, 2006	50,734,861	$50,735	$402,476	$(86,931)	$1,186,637	$(155,027)	$1,397,890

Balance, December 31, 2006	50,718,794	$50,719	$412,248	$(41,386)	$1,264,697	$(195,363)	$1,490,915
Adjustment to initially apply FASB Interpretation 48	—	—	—	—	(28,036)	—	(28,036)
Balance, January 1, 2007	50,718,794	50,719	412,248	(41,386)	1,236,661	(195,363)	1,462,879
Net income	—	—	—	—	115,698	—	115,698
Other comprehensive loss net of tax:
Change due to amortization of prior service cost	—	—	—	109	—	—	109
Net unrealized loss on securities available-for-sale, net of reclassification of $0.4 million for net gain included in net income	—	—	—	(10,653)	—	—	(10,653)
Net unrealized gain on cash flow hedges, net of reclassification of $2.0 million net loss included in net income	—	—	—	1,321	—	—	1,321
Total other comprehensive loss	—	—	—	(9,223)	—	—	(9,223)
Issuance of shares for stock options	—	—	(13,936)	—	—	29,776	15,840
Restricted stock grants, net of cancellations	106,460	106	(106)	—	—	—	—
Stock-based employee compensation expense	—	—	6,981	—	—	—	6,981
Tax benefit from stock options	—	—	6,179	—	—	—	6,179
Cash dividends paid	—	—	—	—	(44,721)	—	(44,721)
Repurchased shares, net	—	—	—	—	—	(20,198)	(20,198)
Issuance of shares for acquisition	—	—	7,911			80,104	88,015

Balance, June 30, 2007	50,825,254	$50,825	$419,277	$(50,609)	$1,307,638	$(105,681)	$1,621,450

See accompanying Notes to Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
Dollars in thousands	2007	2006
Cash Flows From Operating Activities
Net income	$115,698	$115,974
Adjustments to net income:
Provision for credit losses	—	(610)
Amortization of intangibles	4,253	3,865
Depreciation and amortization	10,122	9,322
Amortization of cost and discount on long-term debt	354	353
Stock-based employee compensation expense	7,078	6,094
Net change in deferred income tax benefit	(6,809)	(25,450)
Loss on sale of loans and other assets	46	—
(Gain) loss on sales of securities	(1,135)	8
Net decrease (increase) in trading securities	30,451	(64,074)
Net change in other assets and other liabilities	(44,442)	(49,802)
Other, net	10,753	75,504
Net cash provided by operating activities	126,369	71,184
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(119,342)	(79,156)
Sales of securities available-for-sale	48,502	401,099
Maturities and paydowns of securities	272,842	358,538
Loan originations, net of principal collections	(241,479)	(556,153)
Purchase of premises and equipment	(14,701)	(11,256)
Acquisition of BBNV, net of cash acquired	(50,398)	—
Acquisition of CWA, net of cash acquired	(100,621)	—
Other investing activities	(5,244)	(20,061)
Net cash (used) provided by investing activities	(210,441)	93,011
Cash Flows From Financing Activities
Net increase (decrease) in deposits	516,496	(159,642)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(152,965)	44,805
Net (decrease) increase in short-term borrowings, net of transfers from long-term debt	(24,707)	43,724
Net increase (decrease) in other borrowings	96	(147)
Proceeds from exercise of stock options	15,840	8,812
Tax benefit from exercise of stock options	6,179	3,263
Stock repurchases	(20,198)	(108,002)
Cash dividends paid	(44,721)	(40,636)
Net cash provided (used) by financing activities	296,020	(207,823)
Net increase (decrease) in cash and cash equivalents	211,948	(43,628)
Cash and cash equivalents at beginning of year	611,054	563,020
Cash and cash equivalents at end of period	$823,002	$519,392
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$142,645	$89,106
Income taxes	52,595	63,143

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation - City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”).  City National Bank delivers banking, trust and investment services through 62 offices in Southern California, the San Francisco Bay area, Nevada and New York City.  As of June 30, 2007, the Corporation had a majority ownership interest in nine investment advisor subsidiaries and a minority interest in one other firm.  The Company also has an unconsolidated subsidiary, Business Bancorp Capital Trust I.  Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together.  The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.  The financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, the Bank, and the Bank’s wholly-owned subsidiaries, after the elimination of all material intercompany transactions.

2.     Acquisitions - On February 28, 2007, the Company completed the acquisition of Business Bank Corporation, the parent of Business Bank of Nevada (“BBNV”) and an unconsolidated subsidiary, Business Bancorp Capital Trust I, in a cash and stock transaction valued at $167 million.  BBNV operated as a wholly-owned subsidiary of City National Corporation until after the close of business on April 30, 2007, at which time it was merged into the Bank.

On May 1, 2007, the Corporation completed the acquisition of Lydian Wealth Management in an all-cash transaction.   The investment advisory firm is headquartered in Rockville, Maryland and now manages or advises on client assets totaling $8.2 billion.  Lydian Wealth Management changed its name to Convergent Wealth Advisors (CWA) and became a subsidiary of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.  All of the senior executives of CWA signed employment agreements and acquired a significant minority ownership interest in CWA.

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

During the six months ended June 30, 2007, the following accounting pronouncements were issued or became effective:

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

5.     Equity Securities - The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2007:

			Total number of Shares
		Average	(or Units) Purchased as		Maximum Number of
	Total Number of	Price Paid	Part of Publicly		Shares that May Yet
	Shares (or Units)	per Share (or	Announced Plans or		Be Purchased Under
Period	Purchased	Unit)	Programs		the Plans or Programs
06/01/07 - 06/30/07	16,500	$74.74	16,500		778,200
	16,500	74.74	16,500	(1)	778,200	(1)

(1)    On July 6, 2006, the Company’s Board of Directors authorized the Company to repurchase 1.5 million additional shares of the Company’s stock following completion of its previously approved initiative.  Unless terminated earlier by resolution of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase there under.  During the second quarter of 2007, the Company repurchased an aggregate of 16,500 shares of our common stock pursuant to this repurchase program and there are 778,200 shares remaining to be purchased.  We received 935 shares in payment for the exercise price of stock options.

Basic earnings per share are based on the weighted average shares of common stock outstanding less unvested restricted shares and units.  Diluted earnings per share give effect to all potential dilutive common shares, which consist of stock options and restricted shares and units that were outstanding during the period.  At June 30, 2007, there were 304,354 antidilutive options compared to 511,497 antidilutive options at June 30, 2006.

6.     Stock-Based Compensation - The Company applies FASB Statement No. 123 (revised), Share Based Payment, (“SFAS 123R”) in accounting for stock option plans.  The Company uses a Black-Scholes model to determine the stock-based compensation expense for these plans.  On June 30, 2007, the Company had one stock-based compensation plan, which provides for granting of stock options, restricted shares and restricted units.  The compensation cost that has been charged against income for all stock-based awards was $3.7 million for the three months ended June 30, 2007, and $7.1 for the six months ended June 30, 2007, compared to $3.4 million and $6.1 million for the three and six-month periods ended June 30, 2006, respectively.  The Company received $17.3 million and $9.7 million in cash for the exercise of stock options during the six month periods ended June 30, 2007 and June 30, 2006, respectively.  These shares had a corresponding tax benefit of $6.2 million and $3.1 million for the six month periods ended June 30, 2007 and June 30, 2006, respectively.

Plan Description

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected volatility	21.07%	23.51%	21.72%	24.82%
Weighted-average volatility	21.05%	23.51%	21.96%	23.95%
Expected dividends	$2.55	$2.12	$2.53	$2.14
Expected term (in years)	5.86	5.64	6.03	5.91
Risk-free rate	4.70%	4.84%	4.66%	4.60%

Using the Black-Scholes model, the weighted-average grant-date fair values of options granted during the six-month periods ended June 30, 2007 and 2006 were $17.21 and $19.90, respectively.  The total intrinsic values of options exercised during the six-month periods ended June 30, 2007 and 2006 were $16.8 million, and $6.4 million, respectively.

A summary of option activity under the Plan as of June 30, 2007 are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	($000)

Outstanding at January 1, 2007	4,295	$49.54	4.90	$114,045
Options related to acquisition of BBNV	109	10.77	4.06	7,151
Granted	465	74.68	9.65	654
Exercised	(448)	38.56	3.18	(16,832)
Forfeited or expired	(69)	64.48	7.35	(803)
Outstanding at June 30, 2007	4,352	52.14	5.51	$104,215
Exercisable at June 30, 2007	3,215	44.94	4.38	$100,155

A summary of the changes in the Company’s unvested options during the six-month period ended June 30, 2007 is presented below:

		Weighted-Average
		Grant-Date
Unvested Shares	Shares (000)	Fair Value
Unvested at January 1, 2007	1,139	$17.23
Granted	465	17.21
Vested	(403)	15.43
Forfeited	(64)	15.99
Unvested at June 30, 2007	1,137	20.51

The number of shares vested during the six-month period ended June 30, 2007 was 403,230.  As of June 30, 2007, there was $31.0 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.9 years.

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

In accordance with SFAS 133, the Company documents its hedge relationships, including identification of the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a “fair value hedge” which is a hedge of a recognized asset or liability, (ii) a “cash flow hedge” which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an “undesignated hedge”, a derivative instrument not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statement of income.  All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet.  Effectiveness is measured retrospectively and prospectively, and the Company expects that the hedges will continue to be effective in the future. The Company did not have any undesignated hedges as of June 30, 2007 and did not have any significant undesignated hedges during 2007 or 2006.

Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in SFAS 133) in offsetting changes in either the fair value or cash flows of the hedged item.  Retroactive effectiveness is assessed, as well as the expectation that the hedge will remain effective prospectively.

For cash flow hedges, in which derivatives hedge the variability of cash flows (interest payments) on loans that are indexed to U.S. dollar LIBOR or the Bank’s prime interest rate, the effectiveness is assessed prospectively at the inception of the hedge, and prospectively and retrospectively at least quarterly thereafter.  Ineffectiveness of the cash flow hedges is measured using the hypothetical derivative method described in Derivatives Implementation Group Issue G7.  For cash flow hedges, the effective portion of the changes in the derivatives’ fair value is not included in current earnings but is reported as other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in other comprehensive income is recognized on the same line in the consolidated statement of income as the hedged item, i.e. included in interest income on loans.  Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in other noninterest income in the consolidated statement of income.

 For fair value hedges, the Company uses interest-rate swaps to hedge the fair value of certain certificates of deposits, subordinated debt and other long-term debt.  The certificates of deposit are single maturity, fixed-rate, non-callable, negotiable certificates of deposit that pay interest only at maturity and contain no compounding features.  The certificates cannot be early redeemed except in the case of the holder’s death.  The interest-rate swaps are executed at the time the deposit transactions are negotiated.  The subordinated debt and other long-term debt consists of City National Bank ten-year subordinated notes with a face value of $115.9 million due on January 15, 2008, City National Bank ten-year subordinated notes with a face value of $150.0 million due on September 1, 2011 and City National Corporation senior notes with a face value of $225.0 million due on February 15, 2013.  Interest-rate swaps are structured so that all key terms of the swaps match those of the underlying deposit or debt transactions, therefore ensuring there is no hedge ineffectiveness at inception.  The Company ensures that the interest-rate swaps meet the requirements for utilizing the short cut method in accordance with paragraph 68 of FAS 133 and maintains appropriate documentation for each interest-rate swap.  On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and the hedging counterparties are evaluated to ensure that there are no adverse developments regarding counterparty default, thus ensuring continuous effectiveness.  For these fair value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings, on the same line in the consolidated statement of income as the related hedged item.

Fair values are determined from verifiable third-party sources that have considerable experience with the interest-rate swap market.  For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest-rate swaps is recorded as an adjustment to net interest income for the hedged items.

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) a derivative expires or is sold, terminated, or exercised, (iii) a derivative is un-designated as a hedge, because it is unlikely that a forecasted transaction will occur; or (iv) the Company determines that designation of a derivative as a hedge is no longer appropriate.  If a fair value hedge derivative instrument is terminated or the hedge designation removed, the previous adjustments to the carrying amount of the hedged asset or liability would be subsequently accounted for in the same manner as other components of the carrying amount of that asset or liability. For interest-earning assets and interest-bearing liabilities, such adjustments would be amortized into earnings over the remaining life of the respective asset or liability. If a cash flow hedge derivative instrument is terminated or the hedge designation is removed, related amounts reported in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

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

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense.   For the six-month period ended June 30, 2007, the Company recognized approximately $186,000 in interest and penalties.  The Company had approximately $9.4 million and $6.6 million of accrued interest and penalties as of June 30, 2007 and December 31, 2006, respectively.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for the tax years 2002 and 2003.  The Company expects to begin IRS appeals proceedings related to certain tax positions taken in these years.  The potential financial statement impact of these items range from a tax benefit of $3.6 million to a tax expense of $6.8 million.

The Company is also under examination by the Franchise Tax Board for the tax years 1998 through 2004.  The Company expects the Franchise Tax Board to complete its examination for the years 1998 though 2003 within the next 12 months.  The potential financial statement impact resulting from the completion of the audit is not determinable at this time.

9.    Retirement Plans - The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Contributions are made annually into a trust fund and are allocated to participants based on their salaries.  The Company recorded profit sharing contributions expense of $4.2 million and $8.1 million for the three-month and six-month periods ended June 30, 2007, compared to $4.6 million and $8.6 million for the three-month and six-month periods ended June 30, 2006, respectively.

The Company has a Supplemental Executive Retirement Plan (‘SERP’) for one of its executive officers.  The SERP meets the definition of a pension plan per FASB Statement No. 87, Employers’ Accounting for Pensions. The Company applies FASB Statement No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), in accounting for the SERP.  At June 30, 2007, there was a $4.4 million unfunded pension liability related to the SERP.  The total expense for the second quarter of 2007 was $0.2 million, and $0.4 million for the six-month period ended June 30, 2007, compared to $0.2 million and $0.4 million for the second quarter of 2006 and the six-month period ended June 30, 2006, respectively.

The Company does not provide any other post-retirement benefits.

10.   Guarantees - In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term guarantee. The maximum liability under the guarantee is $17.9 million, but the Company does not expect to make any payments under the terms of this guarantee.

11.   Segment Reporting - The Company has one primary reportable segment, Commercial and Private Banking.  All other subsidiaries, Wealth Management Services and the portion of corporate departments allocated to the operating segments other than Commercial and Private Banking are aggregated in a second reportable segment called Other.  The factors considered in determining whether individual operating segments could be aggregated include that the operating segments:  (i) offer the same products and services, (ii) offer services to the same types of clients, (iii) provide services in the same manner and (iv) operate in the same regulatory environment.

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

The Other segment includes the Bank’s Wealth Management Services division, all non-bank subsidiaries including the asset management affiliates, and the portion of corporate departments, including the Treasury Department and the Asset Liability Funding Center, that have not been allocated to Commercial and Private Banking.

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

Exposure to market risk is managed in the Treasury department.  Interest rate risk is removed from the units comprising the Commercial and Private Banking segment to the Funding Center through a fund transfer pricing (FTP) model.  The FTP model records a cost of funds or credit for funds using a combination of matched maturity funding for most assets and liabilities and a blended rate based on various maturities for the remaining assets and liabilities.

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

CITY NATIONAL CORPORATION

Segment Results

	Commercial	Commercial
	& Private	& Private			Consolidated	Consolidated
(Dollars in thousands)	Banking	Banking	Other	Other	Company	Company
Three months ended June 30,	2007	2006	2007	2006	2007	2006

Earnings Summary:
Net interest income	$154,382	$150,570	$(1,318)	$3,428	$153,064	$153,998
Provision for credit losses	—	(610)	—	—	—	(610)
Noninterest income	17,819	16,648	55,930	41,940	73,749	58,588
Depreciation and amortization	1,597	1,424	3,525	3,238	5,122	4,662
Noninterest expense and minority interest	95,432	90,217	32,307	24,293	127,739	114,510
Income before income taxes	75,172	76,187	18,780	17,837	93,952	94,024
Income taxes	26,350	28,195	8,449	7,088	34,799	35,283
Net income	$48,822	$47,992	$10,331	$10,749	$59,153	$58,741

Selected Average Balances:
Loans	$10,898,571	$9,789,871	$112,289	$113,022	$11,010,860	$9,902,893
Total Assets	11,307,535	10,234,403	4,145,045	4,548,066	15,452,580	14,782,469
Deposits	11,316,062	10,557,892	1,253,872	1,372,837	12,569,934	11,930,729

Performance measures:
Return on average assets (annualized)	1.7%	1.9%	1.0%	0.9%	1.5%	1.6%

	Commercial	Commercial
	& Private	& Private			Consolidated	Consolidated
(Dollars in thousands)	Banking	Banking	Other	Other	Company	Company
Six months ended June 30,	2007	2006	2007	2006	2007	2006

Earnings Summary:
Net interest income	$302,465	$296,861	$(2,109)	$9,543	$300,356	$306,404
Provision for credit losses	—	(610)	—	—	—	(610)
Noninterest income	33,820	32,241	105,904	81,277	139,724	113,518
Depreciation and amortization	3,158	2,852	6,964	6,470	10,122	9,322
Noninterest expense and minority interest	186,656	178,951	59,922	46,222	246,578	225,173
Income before income taxes	146,471	147,909	36,909	38,128	183,380	186,037
Income taxes	51,802	55,190	15,880	14,873	67,682	70,063
Net income	$94,669	$92,719	$21,029	$23,255	$115,698	$115,974

Selected Average Balances:
Loans	$10,679,058	$9,655,709	$105,103	$109,012	$10,784,161	$9,764,721
Total Assets	11,079,807	10,089,819	4,066,396	4,714,433	15,146,203	14,804,252
Deposits	11,016,657	10,576,607	1,228,272	1,183,575	12,244,929	11,760,182

Performance measures:
Return on average assets (annualized)	1.7%	1.9%	1.0%	1.0%	1.5%	1.6%

CITY NATIONAL CORPORATION
FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			June 30, 2007 from
	June 30,	March 31,	June 30,	March 31,	June 30,
Dollars in thousands, except per share amounts	2007	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

For The Quarter
Net income	$59,153	$56,545	$58,741	5%	1%
Net income per common share, basic	1.22	1.18	1.20	3	2
Net income per common share, diluted	1.19	1.15	1.16	3	3
Dividends per common share	0.46	0.46	0.41	0	12

At Quarter End
Assets	$15,796,096	$15,264,047	$14,475,928	3	9
Securities	2,915,994	2,939,527	3,335,008	(1)	(13)
Loans	11,018,834	10,649,598	9,821,755	3	12
Deposits	13,130,405	12,606,381	11,978,830	4	10
Shareholders’ equity	1,621,450	1,590,538	1,397,890	2	16
Book value per common share	33.21	32.73	29.05	1	14

Average Balances
Assets	$15,452,580	$14,836,422	$14,782,469	4	5
Securities	2,945,091	2,971,386	3,581,206	(1)	(18)
Loans	11,010,860	10,554,944	9,902,893	4	11
Deposits	12,569,934	11,916,314	11,930,729	5	5
Shareholders’ equity	1,603,837	1,518,744	1,454,175	6	10

Selected Ratios
Return on average assets (annualized)	1.54%	1.55%	1.59%	(1)	(3)
Return on average shareholders’ equity (annualized)	14.79	15.10	16.20	(2)	(9)
Corporation’s tier 1 leverage	7.97	8.59	8.38	(7)	(5)
Corporation’s tier 1 risk-based capital	9.82	10.62	11.20	(8)	(12)
Corporation’s total risk-based capital	12.28	13.12	14.26	(6)	(14)
Period-end shareholders’ equity to period-end assets	10.26	10.42	9.66	(2)	6
Dividend payout ratio, per share	38.22	39.11	34.43	(2)	11
Net interest margin	4.47	4.49	4.65	(0)	(4)
Efficiency ratio (1)	57.73	57.18	55.20	1	5

Asset Quality Ratios
Nonaccrual loans to total loans	0.20%	0.22%	0.15%	(9)	33
Nonaccrual loans and OREO to total loans and OREO	0.20	0.22	0.15	(9)	33
Allowance for loan and lease losses to total loans	1.43	1.51	1.60	(5)	(11)
Allowance for loan and lease losses to nonaccrual loans	707.58	687.55	1,050.47	3	(33)
Net (charge-offs)/recoveries to average loans (annualized)	(0.08)	0.05	0.05	(260)	(260)

At Quarter End
Assets under management (2)	$35,849,921	$27,074,427	$26,617,271	32	35
Assets under management or administration (2)	57,328,627	48,432,580	46,963,373	18	22

(1)   The efficiency ratio is defined as noninterest expense excluding OREO expense divided by total revenue (net interest income on a fully taxable-equivalent basis and noninterest income).

(2)   Excludes $10.5 billion, $9.3 billion, and $9.3 billion of assets under management for an asset manager in which City National held a minority ownership interest as of June 30, 2007, March 31, 2007, and June 30, 2006, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” below relating to “forward-looking” statements included in this report.

RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified five policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions.  These policies relate to the accounting for securities, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, derivatives and hedging activities, stock-based compensation plans and income taxes.  The Company, with the concurrence of the Audit & Risk Committee and the Compensation, Nominating and Governance Committee, has reviewed and approved these critical accounting policies, which are further described in Management’s Discussion and Analysis and Note 1 (Summary of Significant Accounting Policies) of the Notes to The Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2006.

Overview

City National Corporation is the parent company of City National Bank.  The Corporation offers a full complement of banking, trust and investment services through 62 offices, including 15 full-service regional centers, in Southern California, the San Francisco Bay Area, Nevada and New York City.  As of June 30, 2007, the Corporation had a majority ownership interest in nine investment advisor subsidiaries and a minority interest in one asset management firm. The Company also has an unconsolidated subsidiary, Business Bancorp Capital Trust I.

The Corporation recorded net income of $59.2 million, or $1.19 per share, for the second quarter of 2007 compared with $58.7 million or $1.16 per share, for the second quarter of 2006, and $56.5 million, or $1.15 per share, for the first quarter of 2007.

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

On May 1, 2007, the Company completed the acquisition of Lydian Wealth Management, an investment advisory firm headquartered in Rockville, Maryland, that now manages or advises on clients’ assets of approximately $8.2 billion.  Lydian Wealth Management changed its name to Convergent Wealth Advisors and became a subsidiary of Convergent Capital Management, LLC which the Company acquired in 2003.

Highlights

•                  Second quarter 2007 revenue of $226.8 million represented a 7 percent increase from the second quarter of 2006.

•                  Average loans grew to $11.0 billion, up 11 percent from the second quarter of 2006.  Lending rose in all major categories, and average loan balances reached $11.0 billion for the first time primarily due to organic growth but also due to the effect of the February 28, 2007 acquisition of Business Bank of Nevada.

•                  Average deposits of $12.6 billion were up 5 percent from both the second quarter of 2006 and the first quarter of this year.

•                  Noninterest income totaled $73.7 million, up 26 percent from the second quarter of last year due to fee revenue generated by wealth management, international banking and cash management services as well as the May 31,

2006 acquisition of Independence Investments and May 1, 2007 acquisition of Convergent Wealth Advisors.  At June 30, 2007, noninterest income accounted for 33 percent of City National’s total revenue.

•                  Assets under direct management amounted to $35.8 billion, a 35 percent increase from the second quarter of 2006.  Assets under management or administration grew 22 percent to $57.3 billion over the same period.

•                  Credit quality remained strong in the second quarter of 2007.  The company required no provision for credit losses and remained adequately reserved at 1.43 percent of total loans.

•                  City National’s second-quarter return on average equity was 14.79 percent and its return on average assets was 1.54 percent.

Outlook

In light of its second-quarter performance, the Company’s management continues to expect earnings per share this year to grow at a rate of between 3 percent and 5 percent as compared with 2006.

Net Interest Income

Fully taxable-equivalent net interest income totaled $157.3 million in the second quarter of 2007, compared to 157.9 million for the same period last year and $151.3 million in the first quarter of 2007.

	For the three months ended June 30,		%	For the three months ended	%
Dollars in millions	2007	2006	Change	March 31, 2007	Change

Average Loans	$11,010.9	$9,902.9	11	$10,554.9	4
Average Total Securities	2,945.1	3,581.2	(18)	2,971.4	(1)
Average Earning Assets	14,129.5	13,627.7	4	13,660.7	3
Average Deposits	12,569.9	11,930.7	5	11,916.3	5
Average Core Deposits	10,503.4	10,278.7	2	10,044.8	5
Fully Taxable-Equivalent
Net Interest Income	157.3	157.9	(0)	151.3	4
Net Interest Margin	4.47%	4.65%	(4)	4.49%	(0)

The Company’s yield on earning assets reached 6.54 percent up from 6.48 percent in the first quarter of 2007 and 6.18 percent in the second quarter of 2006.  The bank’s prime rate was 8.25 percent on June 30, 2007, unchanged from both March 31, 2007 and June 30, 2006. The net interest margin for the second quarter of 2007 was 4.47 percent, down two basis points from the first quarter of 2007 as a result of the all-cash acquisition of Convergent Wealth Advisors. The net interest margin declined 18 basis points from the second quarter of 2006 primarily as a result of higher deposit costs.

Second-quarter average loan balances reached $11.0 billion, up 11 percent over the same period last year and 4 percent from the first quarter of 2007.  The commercial lending portfolio grew 9 percent over the second quarter of 2006 and 3 percent from the first quarter of 2007.  Residential mortgage loans grew 9 percent from the second quarter of last year and 3 percent from the first quarter of this year.  Commercial real estate mortgage loans were 8 percent and 10 percent higher than the second quarter of 2006 and first quarter of 2007, respectively.  Real estate construction loans increased 37 percent from the same period one year ago and 20 percent from the first quarter of 2007.  In the last 12 months the real estate construction portfolio grew $364 million.  Of this amount $114 million, or 31 percent is due to the acquisition of BBNV.  The remainder was from internal growth distributed among several property types including, but not limited to, industrial, commercial, office buildings, for sale housing, apartments and shopping centers.

The Company’s average deposits totaled $12.6 billion in the second quarter of 2007, a 5 percent increase from the second quarter of 2006 as well as the first quarter of 2007, due to the acquisition of Business Bank of Nevada and the growth of money market and time deposits.

As part of its long-standing asset and liability management strategies, the Company uses interest-rate swaps to hedge loans, deposits, and borrowings.  The notional value of these swaps was $1.1 billion at June 30, 2007, down $0.4 billion from June 30, 2006, and $0.1 billion lower than the first quarter of this year.  The following table presents the impact of fair value and cash-flow hedges on net interest income:

	Second Quarter	First Quarter	Second Quarter
Dollars in millions	2007	2007	2006
Fair value Hedges	$(0.1)	$(0.3)	$0.4
Cash-flow Hedges	(1.6)	(1.9)	(2.6)
Total	$(1.7)	$(2.2)	$(2.2)

The expense from existing swaps of loans qualifying as cash-flow hedges expected to be recorded in net interest income within the next 12 months is $2.6 million.  Both the expense for the quarter and the projected expense for the next 12 months should be viewed in context with the benefit the Company has and will receive from past increases in interest rates.

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.  The following table presents the components of net interest income on a fully taxable-equivalent basis for the three and six months ended June 30, 2007 and 2006.

	Net Interest Income Summary
	For the three months ended June 30, 2007			For the three months ended June 30, 2006
Dollars in thousands	Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate
Assets (2)
Interest-earning assets
Loans
Commercial	$4,274,654	$78,488	7.36%	$3,933,313	$67,140	6.85%
Commercial real estate mortgages	1,932,492	35,430	7.35	1,785,931	33,730	7.58
Residential mortgages	2,974,866	40,817	5.49	2,737,272	36,343	5.31
Real estate construction	1,233,667	27,308	8.88	899,398	19,917	8.88
Equity lines of credit	404,318	7,768	7.71	352,296	6,703	7.63
Installment	190,863	3,574	7.51	194,683	3,748	7.72
Total loans (3)	11,010,860	193,385	7.04	9,902,893	167,581	6.79
Due from banks - interest-bearing	89,463	756	3.39	46,453	267	2.31
Federal funds sold and securities purchased under resale agreements	24,313	319	5.27	50,682	602	4.77
Securities available-for-sale	2,872,894	33,905	4.72	3,529,259	40,184	4.55
Trading account securities	72,197	942	5.23	51,947	857	6.61
Other interest-earning assets	59,752	948	6.36	46,429	625	5.40
Total interest-earning assets	14,129,479	230,255	6.54	13,627,663	210,116	6.18
Allowance for loan and lease losses	(162,022)			(156,776)
Cash and due from banks	444,779			442,624
Other non-earning assets	1,040,344			868,958
Total assets	$15,452,580			$14,782,469

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$803,839	$1,114	0.56	$757,305	$512	0.27
Money market accounts	3,720,691	28,764	3.10	3,351,884	17,778	2.13
Savings deposits	148,860	180	0.48	173,982	162	0.37
Time deposits - under $100,000	274,079	2,590	3.79	175,589	1,384	3.16
Time deposits - $100,000 and over	2,066,534	24,786	4.81	1,652,113	16,691	4.05
Total interest-bearing deposits	7,014,003	57,434	3.28	6,110,873	36,527	2.40

Federal funds purchased and securities sold under repurchase agreements	486,193	6,190	5.11	546,108	6,716	4.93
Other borrowings	611,824	9,297	6.09	652,137	8,963	5.51
Total interest-bearing liabilities	8,112,020	72,921	3.61	7,309,118	52,206	2.86
Noninterest-bearing deposits	5,555,931			5,819,856
Other liabilities	180,792			199,320
Shareholders’ equity	1,603,837			1,454,175
Total liabilities and shareholders’ equity	$15,452,580			$14,782,469
Net interest spread			2.93%			3.32%
Fully taxable-equivalent net interest and dividend income		$157,334			$157,910
Net interest margin			4.47%			4.65%
Less: Dividend income included in other income		948			625
Fully taxable-equivalent net interest income		$156,386			$157,285

(1)          Net interest income is presented on a fully taxable-equivalent basis.

(2)          Certain prior period balances have been reclassified to conform to the current period presentation.

(3)          Includes average nonaccrual loans of $22,753 and $13,927 for 2007 and 2006, respectively.

(4)          Loan income includes loan fees of $3,373 and $3,359 for 2007 and 2006, respectively.

	Net Interest Income Summary
	For the six months ended June 30, 2007			For the six months ended June 30, 2006
Dollars in thousands	Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate
Assets (2)
Interest-earning assets
Loans
Commercial	$4,210,470	$152,629	7.31%	$3,873,554	$129,371	6.74%
Commercial real estate mortgages	1,846,087	67,451	7.37	1,778,932	65,887	7.47
Residential mortgages	2,930,324	79,791	5.45	2,701,729	71,453	5.29
Real estate construction	1,207,268	52,734	8.81	871,417	37,418	8.66
Equity lines of credit	399,164	15,400	7.78	343,212	12,608	7.41
Installment	190,848	7,168	7.57	195,877	7,349	7.57
Total loans (3)	10,784,161	375,173	7.02	9,764,721	324,086	6.69
Due from banks - interest-bearing	80,994	1,287	3.20	45,025	481	2.15
Federal funds sold and securities purchased under resale agreements	19,114	503	5.30	32,020	744	4.68
Securities available-for-sale	2,894,880	68,166	4.71	3,726,619	84,069	4.51
Trading account securities	63,286	1,757	5.60	48,128	1,426	5.97
Other interest-earning assets	53,932	1,654	6.19	46,617	1,228	5.31
Total interest-earning assets	13,896,367	448,540	6.51	13,663,130	412,034	6.08
Allowance for loan and lease losses	(159,738)			(155,951)
Cash and due from banks	433,733			440,672
Other non-earning assets	975,841			856,401
Total assets	$15,146,203			$14,804,252

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest checking accounts	$776,616	$1,995	0.52	$782,759	$963	0.25
Money market accounts	3,570,873	53,894	3.04	3,369,773	32,885	1.97
Savings deposits	151,853	359	0.48	176,268	325	0.37
Time deposits - under $100,000	253,113	4,934	3.93	177,830	2,613	2.96
Time deposits - $100,000 and over	1,969,555	46,576	4.77	1,453,964	27,194	3.77
Total interest-bearing deposits	6,722,010	107,758	3.23	5,960,594	63,980	2.16

Federal funds purchased and securities sold under repurchase agreements	533,673	13,746	5.19	676,729	15,649	4.66
Other borrowings	605,675	18,389	6.12	700,275	18,363	5.29
Total interest-bearing liabilities	7,861,358	139,893	3.59	7,337,598	97,992	2.69
Noninterest-bearing deposits	5,522,919			5,799,588
Other liabilities	200,401			199,788
Shareholders’ equity	1,561,525			1,467,278
Total liabilities and shareholders’ equity	$15,146,203			$14,804,252
Net interest spread			2.92%			3.39%
Fully taxable-equivalent net interest and dividend income		$308,647			$314,042
Net interest margin			4.48%			4.64%
Less: Dividend income included in other income		1,654			1,228
Fully taxable-equivalent net interest income		$306,993			$312,814

(1)    Net interest income is presented on a fully taxable-equivalent basis.

(2)    Certain prior period balances have been reclassified to conform to the current period presentation.

(3)    Includes average nonaccrual loans of $21,969 and $13,852 for 2007 and 2006, respectively.

(4)    Loan income includes loan fees of $6,219 and $7,028 for 2007 and 2006, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities.  The following table shows changes in net interest income on a fully taxable-equivalent basis between the second quarter and first six months of 2007 and the second quarter and first six months of 2006, as well as between the second quarter and first six months of 2006 and the second quarter and first six months of 2005.

	Changes In Net Interest Income
	For the three months ended June 30, 2007 vs 2006			For the three months ended June 30, 2006 vs 2005
	Increase (decrease) due to		Net increase	Increase (decrease) due to		Net increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$19,415	$6,389	$25,804	$18,671	$15,222	$33,893
Securities available-for-sale	(7,720)	1,441	(6,279)	(5,468)	2,953	(2,515)
Due from banks - interest-bearing	325	164	489	35	118	153
Trading account securities	288	(203)	85	155	401	556
Federal funds sold and securities purchased under resale agreements	(341)	58	(283)	(246)	301	55
Other interest-earning assets	199	124	323	(2)	54	52
Total interest-earning assets	12,166	7,973	20,139	13,145	19,049	32,194

Interest paid on:
Interest checking deposits	33	569	602	(20)	355	335
Money market deposits	2,138	8,848	10,986	(656)	8,164	7,508
Savings deposits	(25)	43	18	(19)	41	22
Time deposits	5,650	3,651	9,301	6,202	5,079	11,281
Other borrowings	(1,366)	1,174	(192)	3,903	4,538	8,441
Total interest-bearing liabilities	6,430	14,285	20,715	9,410	18,177	27,587
	$5,736	$(6,312)	$(576)	$3,735	$872	$4,607

	For the six months ended June 30, 2007 vs 2006			For the six months ended June 30, 2006 vs 2005
	Increase (decrease) due to		Net increase	Increase (decrease) due to		Net increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans	$34,694	$16,393	$51,087	$35,005	$29,042	$64,047
Securities available-for-sale	(19,434)	3,531	(15,903)	(6,848)	4,133	(2,715)
Due from banks - interest-bearing	500	306	806	(41)	193	152
Trading account securities	424	(93)	331	188	715	903
Federal funds sold and securities purchased under resale agreements	(329)	88	(241)	(415)	401	(14)
Other interest-earning assets	207	219	426	(1)	112	111
Total interest-earning assets	16,062	20,444	36,506	27,888	34,596	62,484

Interest paid on:
Interest checking deposits	(8)	1,040	1,032	(32)	635	603
Money market deposits	2,080	18,929	21,009	(1,472)	14,993	13,521
Savings deposits	(50)	84	34	(36)	100	64
Time deposits	12,452	9,251	21,703	7,688	9,479	17,167
Other borrowings	(6,338)	4,461	(1,877)	12,227	8,567	20,794
Total interest-bearing liabilities	8,136	33,765	41,901	18,375	33,774	52,149
	$7,926	$(13,321)	$(5,395)	$9,513	$822	$10,335

The impact of interest-rate swaps which affect interest income on loans and interest expense on deposits and borrowings, is included in rate changes.

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

The Company made no provision for credit losses in the quarter ended June 30, 2007.  The provision for credit losses primarily reflects management’s ongoing assessment of the credit quality and growth of the loan and commitment portfolios as well as the levels of net loan (charge-offs)/recoveries and nonaccrual loans, and changes in the economic environment during the period.  For the three months ended June 30, 2007, December 31, 2006, and June 30, 2006, net (charge-offs)/recoveries totaled ($2.3) million, ($2.9) million, and $1.2 million, respectively.  For these periods, nonaccrual loans at period end totaled $22.3 million, $20.9 million, and $15.0 million, respectively.

Noninterest Income

Second-quarter 2007 noninterest income of $73.7 million was 26 percent higher than the second quarter of 2006 due primarily to continuing growth of the Company’s wealth management revenues, including the acquisitions of Independence Investments in the second quarter of 2006 and Convergent Wealth Advisors in the second quarter of 2007. Excluding the acquisitions of Convergent Wealth Advisors and Independent Investments, second-quarter noninterest income grew 10 percent from the same period last year.   Noninterest income was 33 percent of total revenue in the second quarter of 2007, compared to 28 percent for the second quarter of 2006 and 31 percent for the first quarter of 2007.

Wealth Management

Trust and investment fees increased 40 percent over the second quarter of 2006, primarily due to an increase in assets under management or administration.  Assets under direct management grew 35 percent from the same period last year, largely as the result of the acquisition of Independence Investments in 2006, the acquisition of Convergent Wealth Advisors in the second quarter of 2007, new business, a strong relative investment performance and higher market values.  Increases in market values are reflected in fee income primarily on a trailing-quarter basis.  Not including the acquisitions of Independence Investments and Convergent Wealth Advisors, and the fourth quarter disposition of an asset management affiliate, the Company’s trust and investment fee income in the second quarter of 2007 grew 7 percent from the same period last year.

	At or for the three months ended June 30,		%	At or for the three months ended	%
Dollars in millions	2007	2006	Change	March 31, 2007	Change

Trust and Investment Fee Revenue	$34.8	$24.9	40	$30.3	15
Brokerage and Mutual Fund Fees	14.0	12.3	14	13.8	1
Assets Under Management (1)	35,849.9	26,617.3	35	27,074.4	32
Total Assets Under Management or Administration (1)	57,328.6	46,963.4	22	48,432.6	18

(1)       Excludes $10.5 billion, $9.3 billion, and $9.3 billion of assets under management for an asset manager in which City National held a minority ownership interest as of June 30, 2007, June 30, 2006, and March 31, 2007, respectively.

Other Noninterest Income

Second-quarter cash management and deposit transaction fees grew 10 percent from the same period last year, due largely to the sale of additional services.  This income was unchanged from the first quarter of 2007.

International service fees for the second quarter of 2007 grew 10 percent from the same period last year and 17 percent from the first quarter of this year, reflecting increased demand for both foreign exchange services and letters of credit.

International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection and other fee income.  International services fees are recognized when earned, except for the fees on commercial and standby letters of credit, which are generally deferred and recognized in income over the terms of the letters of credit.

Other noninterest income for the second quarter of 2007 amounted to $7.3 million, up $0.4 million or 6 percent, from the same period one year ago.

Noninterest Expense

Second-quarter 2007 noninterest expense amounted to $132.9 million, up 11 percent from the same period last year and 7 percent from the first quarter of this year.  Excluding the acquisitions of Independence Investments, Business Bank of Nevada, and Convergent Wealth Advisors, noninterest expense grew 2 percent from the second quarter of last year.

Staffing expenses for the quarter amounted to $80.9 million, up 10 percent from one year ago largely due to the acquisitions of Independence Investments, Business Bank of Nevada, and Convergent Wealth Advisors.

Legal and professional fees grew 1 percent from the second quarter of 2006 and were unchanged from the first quarter of 2007.

Minority interest expense consists of preferred stock dividends on the Bank’s real estate investment trust subsidiaries as well as the minority ownership share of the earnings of the Corporation’s majority-owned asset management firm.

The Company’s second-quarter efficiency ratio was 57.73 percent compared with 55.20 percent for the second quarter of 2007, and 57.18 percent for the first quarter of 2007.  The year-over-year increase was due primarily to pressure on core deposits, and the continued expansion of City National’s fee-based businesses, including the additions of Independence Investments and Convergent Wealth Advisors.

Stock-Based Compensation Expense

The Company applies FASB Statement No. 123 (revised), Share Based Payment, (“SFAS 123R”) in accounting for stock option plans.  A Black-Scholes valuation model is used to determine the fair value of options granted.

The compensation cost that has been charged against income for all stock-based awards was $3.7 million for the three months ended June 30, 2007, and $7.1 for the six months ended June 30, 2007, compared to $3.4 million and $6.1 million for the three and six-month periods ended June 30, 2006, respectively.  The Company received $17.3 million and $9.7 million in cash for the exercise of stock options during the six month periods ended June 30, 2007 and June 30, 2006, respectively.  These shares had a corresponding tax benefit of $6.2 million and $3.1 million for the six month periods ended June 30, 2007 and June 30, 2006, respectively.  See the disclosures in Note 6 for a description of the stock-based compensation plan and method of estimating the fair value of option awards.

As of June 30, 2007 there was $31.0 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.9 years.  The total number of shares vested during the six months ended June 30, 2007 was 403,230.

Segment Results

Our reportable segments are Commercial and Private Banking and Other.  For a more complete description of our segments, including summary financial information, see Note 10 to the Unaudited Financial Statements.

Commercial and Private Banking

Net income of $48.8 million in the second quarter of 2007 for the Commercial and Private Banking segment increased $0.8 million, or 1.7 percent, from the $48.0 recorded in second quarter of 2006.  For the first six months of 2007, net income increased 2.1 percent to $94.7 million compared to the same period in 2006.  Total revenue grew to $172.2 million in the second quarter of 2007, a 3 percent increase over the second quarter of 2006.  Year-to-date (“YTD”), revenue for the Commercial and Private Banking segment increased 2.2 percent to $336.3 million.  The increase in revenue for the quarter and YTD was driven by strong loan growth as well as the acquisition of BBNV.  Loan growth was primarily in commercial and industrial and construction loans, the effect of which was offset by higher funding costs due to a change in the mix of deposits and an overall increase in deposit rates.  Average loans were $10.9 billion in the second quarter of 2007, up 11.3 percent from $9.8 billion in the second quarter of 2006.  Average deposits were $11.3 billion in the second quarter of 2007, an increase of 7.2 percent from the same period last year, primarily related to the acquisition of BBNV and the growth of money market and time deposits.  Noninterest income increased 7.0 percent in the second quarter of 2007 compared to the second quarter of 2006, and 4.9 percent during the first six months of 2007 compared to the first six months of 2006, primarily due to higher cash management and deposit transaction charges and higher international service fees.  Noninterest expense was $5.2 million, or 5.8 percent, higher during the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006.  YTD, noninterest expense was 4.3 percent higher in 2007 than in 2006, due to the acquisition of BBNV, expenses associated with new branches opened in 2006 and higher salary and benefits costs.

Other

Net income for the Other segment declined $0.4 million, or 3.9 percent, in the second quarter of 2007 compared to the second quarter of 2006, and $2.2 million, or 9.6 percent, YTD compared to the prior year. Although we had strong revenue and earnings growth in our Wealth Management and asset management affiliates, including the impact of the acquisitions of Independence Investments in the second quarter of 2006 and Convergent Wealth Advisors in the second quarter of 2007, it was more than offset by higher funding costs and lower prepayment fees in the Asset Liability Funding Center.  Total revenue for the Other segment increased 20.4 percent to $54.6 million for the second quarter of 2007 compared to the second quarter of 2006 primarily as a result of the acquisitions of Independence Investments and Convergent Wealth Advisors.  YTD, total revenue increased 14.3 percent in 2007 to $103.8 million.  Excluding the acquisitions of Independence Investments and Convergent Wealth Advisors, noninterest income grew 13.6 percent during the first six months of 2007 compared to the first six months of 2006.  Total noninterest expense increased 30.0 percent for the second quarter of 2007 compared to the second quarter of 2006, and 26.9 percent YTD, again primarily related to the acquisitions mentioned above.

Income Taxes

The second-quarter 2007 effective tax rate was 37.0 percent, compared with 37.5 percent in the second quarter of last year.  The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including state taxes, tax benefits from investments in affordable housing partnerships and tax-exempt income, including interest on bank-owned life insurance.

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense.  For the period ended June 30, 2007, the Company recognized approximately $186,000 in interest and penalties.  The Company had approximately $9.4 million and $6.6 million of accrued interest and penalties as of June 30, 2007 and December 31, 2006, respectively.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for the tax years 2002 and 2003.  The Company expects to begin IRS appeals proceedings related to certain tax positions taken in these years.  The potential financial statement impact of these items range from a tax benefit of $3.6 million to a tax expense of $6.8 million.

The Company is also under examination by the Franchise Tax Board for the tax years 1998 through 2004.  The Company expects the Franchise Tax Board to complete its examination for the years 1998 though 2003 within the next 12 months.  The potential financial statement impact resulting from the completion of the audit is not determinable at this time.

BALANCE SHEET ANALYSIS

Total assets were $15.8 billion at June 30, 2007 compared to $14.5 billion at June 30, 2006, and $15.3 billion at March 31, 2007.  The increase is primarily attributable to strong loan growth and the acquisitions of BBNV and Convergent Wealth Advisors.

Average assets for the second quarter of 2007 increased 4 percent from the second quarter of 2006. Total average interest-earning assets for the second quarter of 2007 were $14.1 billion, a 4 percent increase from the second quarter of 2006 and an increase of 3 percent from average interest-earning assets for the first quarter of 2007 of $13.7 billion.

Securities

Comparative period-end securities portfolio balances are presented below:

Securities Available-for-Sale

	June 30, 2007		December 31, 2006		June 30, 2006
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$69,327	$69,338	$49,937	$49,938	$35,750	$35,478
Federal Agency	261,236	258,114	263,227	258,778	390,545	379,213
CMOs	1,145,737	1,106,344	1,247,161	1,215,397	1,421,194	1,360,563
Mortgage-backed	927,022	885,195	1,017,409	983,917	1,105,178	1,044,544
State and Municipal	387,430	382,992	360,759	362,318	341,318	337,132
Total debt securities	2,790,752	2,701,983	2,938,493	2,870,348	3,293,985	3,156,930
Equity securities	89,984	96,555	79,697	84,024	54,622	54,660
Total securities	$2,880,736	$2,798,538	$3,018,190	$2,954,372	$3,348,607	$3,211,590

At June 30, 2007, securities available-for-sale totaled $2.8 billion, a decrease of $0.4 billion compared with holdings at June 30, 2006.  At June 30, 2007, the portfolio had a net unrealized loss of $82.2 million compared with net unrealized losses of $63.8 million at December 31, 2006 and $137.0 million at June 30, 2006.  There is no other-than-temporary impairment as the unrealized losses are only due to changes in interest rates and the Company has the ability and intent to hold the securities until their maturities.  The average duration of total available-for-sale securities at June 30, 2007 was 3.3 years.  This duration compares with 3.3 years at December 31, 2006 and 3.5 years at June 30, 2006.  Duration provides a measure of fair value sensitivity to changes in interest rates.  The average duration is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors.  See “Asset/Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities included in the securities portfolio as of June 30, 2007, except for mortgage-backed securities which are allocated according to final maturities.  Final maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)

U.S. Treasury	$69,338	5.02	$—	—	$—	—	$—	—	$69,338	5.02
Federal Agency	189,202	3.71	68,912	3.73	—	—	—	—	258,114	3.72
CMOs	19,549	5.24	832,305	4.47	254,490	5.40	—	—	1,106,344	4.69
Mortgage-backed	—	—	717,519	4.20	158,175	4.54	9,501	5.49	885,195	4.28
State and Municipal	36,192	4.35	107,144	4.01	151,581	3.83	88,075	3.94	382,992	3.96
Total debt securities	$314,281	4.17	$1,725,880	4.31	$564,246	4.73	$97,576	4.09	$2,701,983	4.38

Amortized cost	$315,914		$1,791,761		$583,003		$100,074		$2,790,752

Dividend income included in interest income on securities in the Unaudited Consolidated Statements of Income for the second quarter of 2007 and 2006 was $2.0 million and $1.1 million, respectively.

Loan Portfolio

A comparative period-end loan table is presented below:

	Loans
Dollars in thousands	June 30, 2007	December 31, 2006	June 30, 2006

Commercial	$3,928,846	$3,865,420	$3,592,419
Commercial real estate mortgages	1,947,218	1,708,512	1,810,618
Residential mortgages	3,009,546	2,869,775	2,769,340
Real estate construction	1,309,322	1,117,559	945,650
Equity lines of credit	409,505	404,657	364,312
Installment	185,112	201,125	193,474
Lease financing	229,285	218,957	145,942
Total loans, gross	11,018,834	10,386,005	9,821,755
Less allowance for loan and lease losses	(157,849)	(155,342)	(157,580)
Total loans, net	$10,860,985	$10,230,663	$9,664,175

Total gross loans at June 30, 2007 were 6 percent and 12 percent higher than at December 31, 2006 and June 30, 2006, respectively.  The growth from the second quarter of 2006 was primarily in commercial, residential mortgages and construction lending, and is due primarily to organic growth augmented by the acquisition of BBNV.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (CRE) loans on their balance sheets.  The regulatory guidance provides for an increased level of regulatory oversight and monitoring for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific type of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure.  The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital; total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months.  City National is within the thresholds specified by the guidance. As of June 30, 2007 total loans for construction, land development and other land represented 87 percent of total risk-based capital; total CRE loans represented 248 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 37 percent over the last 36 months.

The following table presents information concerning nonaccrual loans, Other Real Estate Owned (OREO), loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans.  Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.  The Company had no OREO as of June 30, 2007, December 31, 2006, or June 30, 2006.

	Nonaccrual Loans and OREO
Dollars in thousands	June 30, 2007	December 31, 2006	June 30, 2006
Nonaccrual loans:
Commercial	$3,998	$2,977	$6,691
Commercial real estate morgtages	4,732	4,849	3,644
Residential mortgages	378	—	—
Real estate construction	12,566	12,678	4,617
Equity lines of credit	452	—	—
Installment	182	379	49
Total	22,308	20,883	15,001
OREO	—	—	—
Total nonaccrual loans and OREO	$22,308	$20,883	$15,001

Total nonaccrual loans as a percentage of total loans	0.20%	0.20%	0.15%
Total nonaccrual loans and OREO as a percentage of total loans and OREO	0.20	0.20	0.15
Allowance for loan and lease losses to total loans	1.43	1.50	1.60
Allowance for loan and lease losses to nonaccrual loans	707.58	743.88	1,050.47

Loans past due 90 days or more on accrual status:
Other	$—	$337	$18
Total	$—	$337	$18

At June 30, 2007, there were $19.2 million of impaired loans included in nonaccrual loans, with an allowance allocation of $1.0 million.  On a comparable basis, at December 31, 2006, there were $19.0 million of impaired loans, which had an allowance allocation of $0.5 million, while at June 30, 2006 impaired loans were $13.1 million with an allowance allocation of $1.7 million.  The assessment for impairment occurs when and while such loans are on nonaccrual, or when the loan has been restructured.  When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral.  In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.  As a final alternative, the observable market price of the debt may be used to assess impairment.  Impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

The following table summarizes the changes in nonaccrual loans for the three and six months ending June 30, 2007 and 2006.

Changes in Nonaccrual Loans

	For the three months ended		For the six months ended
	June 30,		June 30,
Dollars in thousands	2007	2006	2007	2006

Balance, beginning of period	$23,417	$14,555	$20,883	$14,400
Loans placed on nonaccrual	3,745	5,750	10,599	9,570
Loans from acquisitions	—	—	50	—
Charge-offs	(3,450)	(67)	(3,627)	(628)
Loans returned to accrual status	—	(456)	(120)	(480)
Repayments (including interest applied to principal)	(1,404)	(4,781)	(5,477)	(7,861)
Balance, end of period	$22,308	$15,001	$22,308	$15,001

In addition to loans in nonaccrual status disclosed above, management has also identified $10.7 million of credits to 4 borrowers where the ability to comply with the present loan repayment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loans on nonaccrual status at June 30, 2007.  This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.

Management’s classification of credits as nonaccrual or problems does not necessarily indicate that the principal is uncollectible in whole or in part.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

At June 30, 2007, the allowance for loan and lease losses was $157.8 million or 1.43 percent of outstanding loans and the reserve for off-balance sheet credit commitments was $17.8 million.  The process used in the determination of the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following tables summarize the changes in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the three and six months ended June 30, 2007 and 2006.

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the six months ended
	June 30,		June 30,
Dollars in thousands	2007	2006	2007	2006

Loans outstanding	$11,018,834	$9,821,755	$11,018,834	$9,821,755
Average amount of loans outstanding	$11,010,860	$9,902,893	$10,784,161	$9,764,721
Balance of allowance for loan and lease losses, beginning of period	$161,005	$156,482	$155,342	$153,983
Loans charged-off:
Commercial	(3,766)	(774)	(5,415)	(1,809)
Residential mortgages	—	—	—	—
Commercial real estate mortgage	—	—	—	(94)
Real estate construction	—	—	—	—
Equity lines of credit	—	—	—	—
Installment	(66)	(18)	(119)	(38)
Total loans charged-off	(3,832)	(792)	(5,534)	(1,941)
Recoveries of loans previously charged-off:
Commercial	1,547	1,897	4,444	4,724
Residential mortgages	—	—	—	—
Commercial real estate mortgage	—	11	—	949
Real estate construction	17	17	35	32
Equity lines of credit	—	—	—	—
Installment	6	28	32	53
Total recoveries	1,570	1,953	4,511	5,758
Net loans (charged-off)/recovered	(2,262)	1,161	(1,023)	3,817
Provision for credit losses	—	(610)	—	(610)
Transfers to reserve for off-balance sheet credit commitments	(894)	547	(983)	390
Allowance of acquired institution	—	—	4,513	—
Balance, end of period	$157,849	$157,580	$157,849	$157,580

Net (charge-offs)/recoveries to average loans (annualized)	(0.08)%	0.05%	(0.02)%	0.08%
Ratio of allowance for loan and lease losses to total period-end loans	1.43%	1.60%	1.43%	1.60%

Changes in Reserve for Off-balance Sheet Credit Commitments

	For the three months ended		For the six months ended
	June 30,		June 30,
Dollars in thousands	2007	2006	2007	2006

Balance at beginning of period	$17,005	$15,753	$16,424	$15,596
Recovery of prior charge-off	(67)	—	(67)	—
Reserve of acquired institution	—	—	492	—
Provision for credit losses/transfers	894	(547)	983	(390)
Balance at end of period	$17,832	$15,206	$17,832	$15,206

Other Assets

Other assets include the following:

Dollars in thousands	June 30, 2007	December 31, 2006	June 30, 2006
Accrued interest receivable	$75,499	$74,534	$67,382
Other accrued income	24,166	22,938	21,100
Claim in receivership	—	—	11,042
Deferred Compensation Fund assets	46,742	35,396	34,541
Stock in government agencies	49,917	46,963	46,171
Income tax receivable	—	43,133	43,133
Private Equity funds	19,561	14,983	11,446
PML assets	5,906	13,716	16,300
Other	58,516	40,591	37,133
Total other assets	$280,307	$292,254	$288,248

Deposits

Deposits totaled $13.1 billion at June 30, 2007, an increase of 10 percent compared with $12.0 billion at June 30, 2006, and 8 percent from $12.2 billion at December 31, 2006.

Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 83 percent of total deposits at June 30, 2007, and increased $0.5 billion since December 31, 2006.  Included in core deposits are Specialty Deposits.  Average Specialty Deposits, primarily from title and escrow companies, were $1.3 billion for each of the three-month periods ended June 30, 2007, December 31, 2006 and June 30, 2006.  These deposits fluctuate with conditions in the real estate market.  At June 30, 2007 quarterly average Specialty Deposits accounted for 10 percent of total quarterly average deposits.

Borrowings

Borrowings of $829 million at June 30, 2007 reflect a decrease of $26.3 million from June 30, 2006, and $178.8 million from December 31, 2006 as a result of deposit growth and higher loan volume.  The decrease is primarily in Federal Funds Purchased and other short-term borrowings.

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

The Company had off-balance sheet credit commitments aggregating $5.3 billion at June 30, 2007, compared with $5.0 billion at December 31, 2006 and $4.8 billion at June 30, 2006.  In addition, the Company had $732.3 million outstanding in bankers’ acceptances and letters of credit of which $705.2 million related to standby letters of credit at June 30, 2007.  At December 31, 2006, the Company had $662.0 million in outstanding bankers’ acceptances and letters of credit of which $650.6 million related to standby letters of credit.  Substantially all of the Company’s loan commitments are on a variable-rate basis and are comprised of real estate and commercial loan commitments.

As of June 30, 2007, the Company had private equity fund commitments of $45.7 million, of which $19.8 million was funded.  As of December 31, 2006 and June 30, 2006, the Company had private equity fund commitments of $44.7 million and $46.7 million, respectively, of which $15.8 million and $13.8 million was funded.  In addition, the Company had unfunded affordable housing fund commitments of $34.1 million, $36.3 million, and $29.9 million as of June 30, 2007, December 31, 2006, and June 30, 2006, respectively.

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term guarantee.  The maximum liability under the guarantee is $17.9 million, but the Company does not expect to make any payments under the terms of this guarantee.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and CNB at June 30, 2007, December 31, 2006, and June 30, 2006.

	Regulatory Well-Capitalized Standards		June 30, 2007	December 31, 2006	June 30, 2006
City National Corporation
Tier 1 leverage	N/A	%	7.97%	8.81%	8.38%
Tier 1 risk-based capital	6.00		9.82	11.09	11.20
Total risk-based capital	10.00		12.28	13.60	14.26

City National Bank
Tier 1 leverage	5.00		8.21	9.04	9.11
Tier 1 risk-based capital	6.00		10.07	11.38	12.16
Total risk-based capital	10.00		12.51	13.89	15.23

Tier 1 capital ratios at June 30, 2007 reflect the impact of the acquisitions of BBNV and Convergent Wealth Advisors as well as the cumulative effect of adopting FIN 48 as of January 1, 2007.  Tier 1 capital also includes the impact of $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in minority interest in consolidated subsidiaries, and $5.2 million of trust preferred securities issued by an unconsolidated capital trust subsidiary of the holding company.

Shareholders’ equity to assets as of June 30, 2007 was 10.26 percent, compared with 9.66 percent at June 30, 2006 and was 10.02 percent as of December 31, 2006.

The accumulated other comprehensive loss, primarily related to available-for-sale securities and interest-rate swaps, was $50.6 million at June 30, 2007 compared with $86.9 million at June 30, 2006 and $41.4 million at December 31, 2006.

The following table provides information about purchases by the Company during the six months ended June 30, 2007 of equity securities that are registered by the Company pursuant of Section 12 of the Exchange Act.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
03/01/07 - 03/31/07	263,000	$72.11	263,000		794,700
06/01/07 - 06/30/07	16,500	74.74	16,500		778,200
	279,500	$72.27	279,500	(1)

(1)             On July 6, 2006, the Company’s Board of Directors authorized the Company to repurchase 1.5 million additional shares of the Company’s stock following completion of its previously approved initiative.  Unless terminated earlier by resolution of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  We received 935 shares in payment for the exercise price of stock options.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by rate-stable core deposits.  As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage this risk. Over time, as interest rates have risen, the Company has moved to a more neutral position.  Increased reliance on wholesale funding sources and other changes in the mix of the balance sheet have also moved the Company to a more neutral position.  Based on the balance sheet at June 30, 2007, and assuming no changes in deposit mix, the Company’s net interest income simulation model indicates that net interest income would be slightly impacted by changes in interest rates.  Assuming a static balance sheet, a gradual 100-basis-point parallel decline in the yield curve over a twelve-month horizon would result in a decrease in projected net interest income of approximately 0.1 percent.  This compares to a decrease in projected net interest income of 0.3 percent at December 31, 2006, and an increase of 0.6 percent at June 30, 2006, respectively.  A gradual 100-basis-point parallel increase in the yield curve over the next twelve-month period, assuming no changes in deposit mix, would result in an increase in projected net interest income of approximately 0.8 percent.  This compares to an increase in projected net interest income of 0.9 percent at December 31, 2006, and an increase of 0.1 percent at June 30, 2006.

Present Value of Equity: The simulation model indicates that the Present Value of Equity (PVE) is impacted by a sudden and substantial increase in interest rates.  As of June 30, 2007, a 200-basis-point increase in interest rates results in a 3.1 percent decline in PVE.  This compares to declines of 3.0 percent and 2.6 percent at December 31, 2006 and June 30, 2006, respectively.

The following table presents the notional amount and fair value of the Company’s interest-rate swap agreements according to the specific asset or liability hedged:

	June 30, 2007			December 31, 2006			June 30, 2006
Dollars in millions	Notional Amount	Fair Value	Duration	Notional Amount	Fair Value	Duration	Notional Amount	Fair Value	Duration
Fair Value Hedge Receive Fixed Interest Rate Swaps
Certificate of deposit	$20.0	$0.1	3.1	$175.0	$(0.1)	0.2	$175.0	$(0.6)	0.6
Long-term and subordinated debt	490.9	(9.2)	3.3	490.9	(2.5)	3.8	490.9	(13.1)	4.1
Total fair value hedge swaps	510.9	(9.1)	3.3	665.9	(2.6)	2.8	665.9	(13.7)	3.2

Cash Flow Hedge Receive Fixed Interest Rate Swaps
US Dollar LIBOR based loans	275.0	(0.6)	1.4	325.0	(1.8)	0.6	425.0	(5.8)	0.6
Prime based loans	325.0	(2.1)	0.4	375.0	(3.1)	0.6	425.0	(6.8)	1.2
Total cash flow hedge swaps	600.0	(2.7)	0.9	700.0	(4.9)	0.6	850.0	(12.6)	0.9
Fair Value and Cash Flow Hedge Interest Rate Swaps (1)	$1,110.9	$(11.8)	1.9	$1,365.9	$(7.5)	1.7	$1,515.9	$(26.3)	1.9

(1)             Net fair value is the estimated net gain (loss) to settle derivative contracts.  The net fair value is the sum of the mark-to-market asset (if applicable) and mark-to-market liability.

Credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for the Company and its subsidiaries with each counterparty that were outstanding at the end of the period, taking into consideration legal right of offset. In the normal course of business, the Company’s swap agreements require collateral to mitigate the amount of credit risk if certain market value thresholds are exceeded.  At June 30, 2007 the Corporation had delivered securities with a market value of $9.8 million as margin for swaps with a negative replacement value of $11.7 million.  For the same period in 2006, the Bank had delivered securities with market value of $7.3 million as margin for swaps with a negative replacement value of $8.2 million.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended June 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 5.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this item was included in the Company’s Form 10-Q as of March 31, 2007.

ITEM 6.                                                     EXHIBITS

No.
10.13	Second Amendment to Employment Agreement for Bram Goldsmith dated as of May 15, 2007, among Bram Goldsmith, City National Corporation and City National Bank

31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATIONS
(Registrant)

DATE: August 9, 2007	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)