Form 10-Q
period 2007-09-30
CITY NATIONAL CORP
filed 2007-11-09
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, there were 48,118,951 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,	September 30,
Dollars in thousands, except per share amounts	2007	2006	2006
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$462,151	$423,114	$457,396
Due from banks - interest-bearing	95,047	60,940	65,323
Federal funds sold	—	127,000	3,300
Securities available-for-sale - cost $2,605,499; $3,018,190; and $3,248,003 at September 30, 2007, December 31, 2006 and September 30, 2006, respectively	2,565,754	2,954,372	3,175,230
Trading account securities	192,162	147,907	116,870
Loans and leases	11,190,080	10,386,005	10,020,358
Less allowance for loan and lease losses	152,018	155,342	159,063
Net loans	11,038,062	10,230,663	9,861,295
Premises and equipment, net	110,779	94,745	88,582
Deferred tax asset	125,824	125,992	117,055
Goodwill	428,308	249,641	255,340
Intangibles, net	89,088	37,920	43,131
Bank-owned life insurance	71,560	70,156	69,457
Affordable housing investments	67,891	65,800	63,660
Customers’ acceptance liability	7,983	3,877	4,124
Other assets	292,946	292,254	294,856
Total assets	$15,547,555	$14,884,381	$14,615,619

Liabilities
Demand deposits	$5,538,107	$6,002,068	$5,639,811
Interest checking deposits	769,112	755,098	722,976
Money market deposits	3,748,518	3,216,949	3,186,455
Savings deposits	142,742	153,417	159,382
Time deposits-under $100,000	227,981	198,329	192,860
Time deposits-$100,000 and over	1,754,054	1,846,955	1,990,533
Total deposits	12,180,514	12,172,816	11,892,017
Federal funds purchased and securities sold under repurchase agreements	664,970	422,903	506,962
Other short-term borrowings	326,041	97,525	72,426
Subordinated debt	270,066	269,848	270,522
Long-term debt	225,598	217,569	217,323
Reserve for off-balance sheet credit commitments	20,072	16,424	15,652
Other liabilities	189,246	164,079	159,970
Acceptances outstanding	7,983	3,877	4,124
Total liabilities	13,884,490	13,365,041	13,138,996
Minority interest in consolidated subsidiaries	29,148	28,425	28,578

Commitments and contingencies

Shareholders’ Equity
Preferred Stock authorized - 5,000,000; none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000; Issued - 50,813,339; 50,718,794; and 50,728,705 shares at September 30, 2007, December 31, 2006 and September 30, 2006, respectively	50,813	50,719	50,729
Additional paid-in capital	421,755	412,248	404,163
Accumulated other comprehensive loss	(22,631)	(41,386)	(46,400)
Retained earnings	1,345,337	1,264,697	1,225,784
Treasury shares, at cost - 2,349,903; 2,835,908; and 2,690,196 shares at September 30, 2007, December 31, 2006 and September 30, 2006, respectively	(161,357)	(195,363)	(186,231)

Total shareholders’ equity	1,633,917	1,490,915	1,448,045

Total liabilities and shareholders’ equity	$15,547,555	$14,884,381	$14,615,619

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
In thousands, except per share amounts	2007	2006	2007	2006

Interest Income
Loans and leases	$197,468	$172,408	$570,494	$494,297
Securities available-for-sale	30,647	34,993	94,747	115,105
Trading account	1,082	695	2,779	2,084
Due from banks - interest-bearing	770	280	1,781	620
Federal funds sold and securities purchased under resale agreements	136	56	639	799
Total interest income	230,103	208,432	670,440	612,905
Interest Expense
Deposits	58,288	46,394	166,046	110,375
Federal funds purchased and securities sold under repurchase agreements	8,458	5,320	22,204	20,969
Subordinated debt	4,094	4,057	12,166	11,255
Other long-term debt	3,759	2,820	11,077	9,345
Other short-term borrowings	1,741	1,034	4,740	5,673
Total interest expense	76,340	59,625	216,233	157,617
Net interest income	153,763	148,807	454,207	455,288
Provision for credit losses	—	—	—	(610)
Net interest income after provision for credit losses	153,763	148,807	454,207	455,898
Noninterest Income
Trust and investment fees	37,488	30,002	102,565	76,685
Brokerage and mutual fund fees	15,546	13,096	43,284	37,049
Cash management and deposit transaction charges	8,801	7,967	25,744	23,722
International services	7,995	6,829	22,020	19,688
Bank-owned life insurance	645	685	2,030	2,296
Gain on sale of other assets	6,023	268	5,977	268
Loss on sale of securities	(2,516)	(362)	(1,381)	(370)
Other	7,251	6,218	20,630	18,806
Total noninterest income	81,233	64,703	220,869	178,144
Noninterest Expense
Salaries and employee benefits	84,057	75,318	242,945	220,652
Net occupancy of premises	11,837	10,207	31,657	28,679
Legal and professional fees	8,614	8,416	25,925	25,671
Information services	6,024	5,636	17,325	15,994
Depreciation and amortization	5,275	4,832	15,397	14,154
Marketing and advertising	5,079	4,495	14,860	13,501
Office services	3,287	2,623	8,972	7,863
Amortization of intangibles	2,852	(37)	7,105	3,828
Equipment	867	514	2,382	1,769
Other operating	7,331	6,857	20,954	18,804
Total noninterest expense	135,223	118,861	387,522	350,915
Minority interest expense	2,211	1,808	6,612	4,249
Income before income taxes	97,562	92,841	280,942	278,878
Income taxes	37,469	33,847	105,151	103,911
Net income	$60,093	$58,994	$175,791	$174,967
Net income per share, basic	$1.24	$1.23	$3.64	$3.59
Net income per share, diluted	$1.22	$1.20	$3.56	$3.47
Shares used to compute income per share, basic	48,345	47,919	48,331	48,786
Shares used to compute income per share, diluted	49,408	49,318	49,447	50,424
Dividends per share	$0.46	$0.41	$1.38	$1.23

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
Dollars in thousands	2007	2006

Cash Flows From Operating Activities
Net income	$175,791	$174,967
Adjustments to net income:
Provision for credit losses	—	(610)
Amortization of intangibles	7,105	3,828
Depreciation and amortization	15,397	14,154
Amortization of cost and discount on long-term debt	531	530
Stock-based employee compensation expense	10,520	9,162
Gain on sale of other assets	(5,977)	(268)
Loss on sales of securities	1,381	370
Other, net	7,323	12,187
Net change in:
Trading securities	(44,255)	(57,526)
Deferred income tax benefit	11,323	3,972
Other assets and other liabilities, net	(19,112)	(36,470)
Net cash provided by operating activities	160,027	124,296
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(161,032)	(133,171)
Sales of securities available-for-sale	196,329	415,486
Maturities and paydowns of securities	442,126	498,107
Loan originations, net of principal collections	(420,611)	(761,576)
Purchase of premises and equipment	(24,083)	(19,868)
Acquisition of BBNV, net of cash acquired	(53,787)	—
Acquisition of CWA, net of cash acquired	(101,283)	—
Other investing activities	(6,714)	(13,777)
Net cash used by investing activities	(129,055)	(14,799)
Cash Flows From Financing Activities
Net decrease in deposits	(433,414)	(246,455)
Net increase in federal funds purchased and securities sold under repurchase agreements	242,067	316,772
Net increase (decrease) in short-term borrowings, net of transfers from long-term debt	228,516	(27,574)
Net decrease in other borrowings	(61)	(280)
Proceeds from exercise of stock options	20,953	12,913
Tax benefit from exercise of stock options	7,201	3,877
Stock repurchases	(82,975)	(145,269)
Cash dividends paid	(67,115)	(60,482)
Net cash used by financing activities	(84,828)	(146,498)
Net decrease in cash and cash equivalents	(53,856)	(37,001)
Cash and cash equivalents at beginning of year	611,054	563,020
Cash and cash equivalents at end of period	$557,198	$526,019
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$230,220	$148,727
Income taxes	59,595	113,243

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

				Accumulated
			Additional	other			Total
	Shares	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
Dollars in thousands	issued	stock	capital	income (loss)	Earnings	stock	equity

Balance, December 31, 2005	50,600,943	$50,601	$396,659	$(51,551)	$1,121,474	$(59,175)	$1,458,008
Adjustment to initially apply Staff Accounting Bulletin No. 108	—	—	—	—	(10,174)	—	(10,174)
Balance, January 1, 2006	50,600,943	50,601	396,659	(51,551)	1,111,300	(59,175)	1,447,834
Net income	—	—	—	—	174,967	—	174,967
Other comprehensive income net of tax:
Net unrealized gain on securities
available-for-sale, net of reclassification	—	—	—	—	—	—	—
of $3.2 million for net loss	—	—	—	—	—	—	—
included in net income	—	—	—	2,869	—	—	2,869
Net unrealized gain on
cash flow hedges, net of reclassification
of $4.6 million net loss
included in net income.	—	—	—	2,528	—	—	2,528
Other net unrealized loss	—	—	—	(246)	—	—	(246)
Total other comprehensive income	—	—	—	5,151	—	—	5,151
Issuance of shares for stock options	68,246	68	(5,368)	—	—	18,213	12,913
Restricted stock grants, net of cancellations	59,516	60	(60)	—	—	—	—
Stock-based employee compensation expense	—	—	9,055	—	—	—	9,055
Tax benefit from stock options	—	—	3,877	—	—	—	3,877
Cash dividends paid	—	—	—	—	(60,483)	—	(60,483)
Repurchased shares, net	—	—	—	—	—	(145,269)	145,269
Balance, September 30, 2006	50,728,705	$50,729	$404,163	$(46,400)	$1,225,784	$(186,231)	$1,448,045

Balance, December 31, 2006	50,718,794	$50,719	$412,248	$(41,386)	$1,264,697	$(195,363)	$1,490,915
Adjustment to initially apply FASB Interpretation 48	—	—	—	—	(28,036)	—	(28,036)
Balance, January 1, 2007	50,718,794	50,719	412,248	(41,386)	1,236,661	(195,363)	1,462,879
Net income	—	—	—	—	175,791	—	175,791
Other comprehensive income net of tax:
Amortization of prior service cost	—	—	—	163	—	—	163
Net unrealized gain on securities
available-for-sale, net of reclassification	—	—	—	—	—	—	—
of $2.5 million for net loss	—	—	—	—	—	—	—
included in net income	—	—	—	13,866	—	—	13,866
Net unrealized gain on
cash flow hedges, net of reclassification
of $2.7 million net loss
included in net income	—	—	—	4,726	—	—	4,726
Total other comprehensive income	—	—	—	18,755	—	—	18,755
Issuance of shares for stock options	—	—	(15,924)	—	—	36,877	20,953
Restricted stock grants, net of cancellations	94,545	94	(94)	—	—	—	—
Stock-based employee compensation expense	—	—	10,413	—	—	—	10,413
Tax benefit from stock options	—	—	7,201	—	—	—	7,201
Cash dividends paid	—	—	—	—	(67,115)	—	(67,115)
Repurchased shares, net	—	—	—	—	—	(82,975)	(82,975)
Issuance of shares for acquisition	—	—	7,911			80,104	88,015
Balance, September 30, 2007	50,813,339	$50,813	$421,755	$(22,631)	$1,345,337	$(161,357)	$1,633,917

See accompanying Notes to Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation - City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”).  City National Bank delivers banking, trust and investment services through 62 offices in Southern California, the San Francisco Bay area, Nevada and New York City.  As of September 30, 2007, the Corporation had a majority ownership interest in nine investment advisor subsidiaries and a minority interest in one other firm.  The Corporation also has an unconsolidated subsidiary, Business Bancorp Capital Trust I.  Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together.  The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.  The financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, the Bank, and the Bank’s wholly-owned subsidiaries, after the elimination of all material intercompany transactions.  Certain prior period balances have been reclassified to conform to the current period presentation.

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

On May 1, 2007, the Corporation completed the acquisition of Lydian Wealth Management in an all-cash transaction.   The investment advisory firm is headquartered in Rockville, Maryland and now manages or advises on client assets totaling $8.2 billion.  Lydian Wealth Management changed its name to Convergent Wealth Advisors (“CWA”) and became a subsidiary of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.  All of the senior executives of CWA signed employment agreements and acquired a significant minority ownership interest in CWA.

3.               Accounting Policies - Our accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry.  The Company is on the accrual basis of accounting for income and expense.  To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period.  The results of operations reflect any interim adjustments, all of which are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q, and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results for the 2007 interim periods are not necessarily indicative of the results expected for the full year.

During the nine months ended September 30, 2007, the following significant accounting pronouncements were issued or became effective:

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

•                  On February 15, 2007 the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).   SFAS 159 provides companies with an irrevocable option to report eligible financial assets and liabilities at fair value on an instrument-by-instrument basis.  Unrealized gains and losses on instruments for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 will be effective for the Company as of January 1, 2008. The implementation may result in recognizing certain financial assets and liabilities (for which the fair value option was selected) at fair value, with the effect of the adoption recorded as a cumulative effect adjustment to beginning retained earnings. Additional disclosures will be required upon implementation. The Company is evaluating the guidance contained in SFAS 159 and has not yet determined which assets and liabilities, if any, will be selected for the fair value option under the statement.

•                  On April 30, 2007 the FASB issued Staff Position, (“FSP”) FIN 39-1, which amends certain aspects of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (“FIN 39”). The FSP amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts, including amounts that approximate fair value, recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  Derivative instruments permitted to be netted for the purposes of the FSP include those instruments that meet the definition of a derivative in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, including those that are not included in the scope of Statement 133.  The FSP only impacts the presentation of the derivative’s fair value and the related collateral on the balance sheet. The FSP will be effective for the Company as of January 1, 2008. The decision to apply the guidance in the FSP is an accounting policy decision that the Company is currently evaluating.  The FSP is not expected to have a significant impact on the Company’s financial statements.

•                  EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” , ratified by the EITF on June 14, 2007, provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options are to be recognized as an increase to additional paid-in capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards are to be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  The EITF is effective for the Company as of January 1, 2008. The Company currently recognizes the tax benefit associated with dividend payments on unvested shares as a reduction of income tax expense.  The EITF is not expected to have a significant impact on the Company’s financial statements.

In addition, there is one previously issued accounting pronouncement:

•                  On September 15, 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value for financial reporting purposes, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements where fair value is required or permitted. This statement is effective for the Company on January 1, 2008.  The Company is currently evaluating the guidance contained in SFAS 157 to determine the effect of adoption on the Company’s financial statements.

4.               Investment Securities - All securities other than trading securities are classified as available-for-sale and are valued at fair value.  Unrealized gains or losses on securities available-for-sale are excluded from net income but are included as a separate component of other comprehensive income, net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.   The value of securities is reduced when unrealized losses are considered other-than-temporary, and a new cost basis is established for the securities. Any other-than-temporary loss is included in net income. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method.  Trading securities are valued at fair value with any unrealized gains or losses included in net income.

5.               Shareholders’ Equity - The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2007:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/1/07 - 07/31/07	295,000	$72.86	295,000		483,200
08/1/07 - 08/31/07	510,000	$70.78	510,000		973,200	(1)
09/1/07 - 09/30/07	53,400	$69.43	53,400		919,800
	858,400	$71.41	858,400	(1)	919,800	(1)

(1)          On August 7, 2007, the Company’s Board of Directors authorized the Company to repurchase 1 million additional shares of the Company’s stock following completion of its previously approved initiative. Unless terminated earlier by resolution of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase there under.  During the third quarter of 2007, the Company repurchased an aggregate of 858,400 shares of our common stock pursuant to its repurchase programs and there are 919,800 shares remaining to be purchased.  The Company received no shares in payment for the exercise price of stock options during the third quarter of 2007.

Basic earnings per share are based on the weighted average shares of common stock outstanding less unvested restricted shares and units.  Diluted earnings per share give effect to all potential dilutive common shares, which consist of stock options and restricted shares and units that were outstanding during the period.  At September 30, 2007, there were 858,606 antidilutive options compared to 922,987 antidilutive options at September 30, 2006.

6.               Stock-Based Compensation - The Company applies FASB Statement No. 123 (revised), Share Based Payment, (“SFAS 123R”) in accounting for stock option plans.  The Company uses a Black-Scholes model to determine the stock-based compensation expense for these plans.  On September 30, 2007, the Company had one stock-based compensation plan, which provides for granting of stock options, restricted shares and restricted units.  The compensation cost that has been charged against income for all stock-based awards was $3.4 million for the three months ended September 30, 2007, and $10.5 million for the nine months ended September 30, 2007, compared to $3.1 million and $9.2 million for the three and nine-month periods ended September 30, 2006, respectively.  The Company received $21.0 million and $12.9 million in cash for the exercise of stock options during the nine month periods ended September 30, 2007 and September 30, 2006, respectively.  These shares had a corresponding tax benefit of $7.2 million and $3.9 million for the nine month periods ended September 30, 2007 and September 30, 2006, respectively.

Plan Description

The City National Corporation Amended and Restated Omnibus Plan, (the “Plan”), approved by shareholders, permits the grant of stock options and restricted stock or restricted units to its employees.  At September 30, 2007 there were 2.0 million shares available for future grants.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  Employee option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  These awards vest in four years and have 10-year contractual terms.  Restricted stock awards generally vest over five years, during which time the holder receives dividends and has full voting rights.  Certain option and stock awards provide for accelerated vesting if there is a change in control (as defined in the Plan), or upon retirement, for options issued prior to January 31, 2006.  All unexercised options expire 10 years from the grant date.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	20.20%	23.95%	21.33%	24.62%
Weighted-average volatility	21.14%	24.50%	21.91%	23.99%
Expected dividends	2.66	2.59	2.56	2.24
Expected term (in years)	6.02	5.96	6.04	6.06
Risk-free rate	4.76%	5.07%	4.73%	4.70%

Using the Black-Scholes model, the weighted-average grant-date fair values of options granted during the nine-month periods ended September 30, 2007 and 2006 were $17.15 and $19.61, respectively.  The total intrinsic values of options exercised during the nine-month periods ended September 30, 2007 and 2006 were $16.3 million, and $8.7 million, respectively.

A summary of option activity under the Plan during the nine-month period ended September 30, 2007 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(In the Money)
	(000)			($ 000)

Outstanding at January 1, 2007	4,295	$49.54	4.65	$88,917
BBNV acquisition	109	10.77	3.81	6,431
Granted	497	74.54	9.43	1
Exercised	(535)	39.12	3.23	(16,286)
Forfeited or expired	(116)	67.72	7.62	(534)
Outstanding at September 30, 2007	4,250	$52.28	5.28	$78,529
Exercisable at September 30, 2007	3,149	$45.16	4.14	$76,675

A summary of the changes in the Company’s unvested options during the nine-month period ended September 30, 2007 is presented below:

		Weighted-Average
		Grant-Date
Unvested Shares	Shares (000)	Fair Value
Unvested at January 1, 2007	1,139	17.23
Granted	497	17.15
Vested	(424)	14.96
Forfeited	(111)	17.14
Unvested at September 30, 2007	1,101	17.55

The number of shares vested during the nine-month period ended September 30, 2007 was 424,235.  The total fair value of shares vested during the nine-month period ended September 30, 2007 was $6.3 million.  As of September 30, 2007, there was $27.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.2 years.

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

In accordance with SFAS 133, the Company documents its hedge relationships, including identification of the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a “fair value hedge” which is a hedge of a recognized asset or liability, (ii) a “cash flow hedge” which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an “undesignated hedge”, a derivative instrument not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statement of income.  All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet.  The Company did not have any significant undesignated hedges as of September 30, 2007 or during 2007 or 2006.

Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in SFAS 133) in offsetting changes in either the fair value or cash flows of the hedged item.  Retroactive effectiveness is assessed, as well as the expectation that the hedge will remain effective prospectively.

For cash flow hedges, in which derivatives hedge the variability of cash flows (interest payments) on loans that are indexed to U.S. dollar LIBOR or the Bank’s prime interest rate, the effectiveness is assessed prospectively at the inception of the hedge, and prospectively and retrospectively at least quarterly thereafter.  Ineffectiveness of the cash flow hedges is measured using the hypothetical derivative method described in Derivatives Implementation Group Issue G7.  For cash flow hedges, the effective portion of the changes in the derivatives’ fair value is not included in current earnings but is reported as other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in other comprehensive income is recognized on the same line in the consolidated statement of income as the hedged item, i.e., included in interest income on loans.  Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in other noninterest income in the consolidated statement of income.

For fair value hedges, the Company uses interest-rate swaps to hedge the fair value of certain certificates of deposits, subordinated debt and other long-term debt.  The certificates of deposit are single maturity, fixed-rate, non-callable, negotiable certificates of deposit that pay interest only at maturity and contain no compounding features.  The certificates cannot be redeemed early except in the case of the holder’s death.  The interest-rate swaps are executed at the time the deposit transactions are negotiated.  The subordinated debt and other long-term debt consists of City National Bank ten-year subordinated notes with a face value of $115.9 million due on January 15, 2008, City National Bank ten-year subordinated notes with a face value of $150.0 million due on September 1, 2011, and City National Corporation senior notes with a face value of $225.0 million due on February 15, 2013.  Interest-rate swaps are structured so that all key terms of the swaps match those of the underlying deposit or debt transactions, therefore ensuring there is no hedge ineffectiveness at inception.  The Company ensures that the interest-rate swaps meet the requirements for utilizing the short cut method in accordance with paragraph 68 of SFAS 133 and maintains appropriate documentation for each interest-rate swap.  On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and the hedging counterparties are evaluated to ensure that there are no adverse developments regarding counterparty default, thus ensuring continuous effectiveness.  For these fair value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings, on the same line in the consolidated statement of income as the related hedged item.

The Company also offers various derivatives products to clients and enters into derivatives transactions in due course.  These transactions are not linked to specific Company assets or liabilities in the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting.  They are carried at fair value with changes in fair value recorded as part of other noninterest income in the income statement.

Fair values are determined from verifiable third-party sources that have considerable experience with the interest-rate swap market.  For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest-rate swaps is recorded as an adjustment to net interest income for the hedged items.

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) a derivative expires or is sold, terminated or exercised, (iii) a derivative is un-designated as a hedge, because it is unlikely that a forecasted transaction will occur, or (iv) the Company determines that designation of a derivative as a hedge is no longer appropriate.  If a fair value hedge derivative instrument is terminated or the hedge designation removed, the previous adjustments to the carrying amount of the hedged asset or liability would be subsequently accounted for in the same manner as other components of the carrying amount of that asset or liability. For interest-earning assets and interest-bearing liabilities, such adjustments would be amortized into earnings over the remaining life of the respective asset or liability.  If a cash flow hedge derivative instrument is terminated or the hedge designation is removed, related amounts reported in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

8.               Income Taxes - The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”) on January 1, 2007.  Upon adoption, the Company recognized a cumulative effect adjustment as a charge to January 1, 2007 retained earnings and a reduction to the contingent tax reserve of $28.0 million, net of taxes.

Although the Company reduced the state tax receivable balance to zero in connection with the adoption of FIN 48  management continues to aggressively pursue its claims with the Franchise Tax Board for the REIT and RIC refunds for the tax years 2000 through 2004.  While an outcome from the claims cannot be predicted with certainty, a potentially adverse result will not have any material impact on the Company’s financial position.

The Company recognizes potential accrued interest and penalties relating to unrecognized tax benefits as an income tax expense.   For the nine-month period ended September 30, 2007, the Company accrued approximately $0.9 million in potential interest and penalties associated with uncertain tax positions.  In conjunction with the adoption of FIN 48, the Company reduced accrued interest and penalties by $4.5 million.  The Company had approximately $5.9 million and $9.4 million of accrued interest and penalties as of September 30, 2007 and December 31, 2006, respectively.

The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions.  The Company is currently under examination by the Internal Revenue Service (“IRS”) for the tax years 2002 and 2003.  The Company is currently in IRS appeals proceedings related to certain tax positions taken in these years.  The Company does not expect the final settlement of these matters to materially vary from the Company's current tax accrual for these matters as of September 30, 2007.

The Company is also under examination by the Franchise Tax Board for the tax years 1998 through 2004.  The Company expects the Franchise Tax Board to complete its examination for the years 1998 though 2003 within the next 12 months.  The potential financial statement impact resulting from the completion of the audit is not determinable at this time.

9.             Retirement Plans - The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Contributions are made annually into a trust fund and are allocated to participants based on their salaries.  The Company recorded profit sharing contributions expense of $4.1 million and $12.1 million for the three-month and nine-month periods ended September 30, 2007, compared to $4.5 million and $13.2 million for the three-month and nine-month periods ended September 30, 2006, respectively.

The Company has a Supplemental Executive Retirement Plan (‘SERP’) for one of its executive officers.  The SERP meets the definition of a pension plan per FASB Statement No. 87, Employers’ Accounting for Pensions. The Company applies FASB Statement No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), in accounting for the SERP.  At September 30, 2007, there was a $4.6 million unfunded pension liability related to the SERP.  The total expense for both the third quarter of 2007 and the third quarter of 2006 was $0.2 million. The total expense was $0.6 million for both the nine-month periods ended September 30, 2007 and September 30, 2006.

The Company does not provide any other post-retirement benefits.

10.         Guarantees - In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term guarantee.  The maximum liability under the guarantee is $17.9 million, but the Company does not expect to make any payments under the terms of this guarantee, and accordingly has not accrued for any portion of this guarantee.

11.            Variable Interest Entities -The Company holds variable interests in certain special-purpose entities formed to provide affordable housing.  The Company is not required to consolidate these entities.  The Company initially records its investment in these entities at cost, which approximates the maximum exposure to loss as a result of its involvement with these unconsolidated entities. Subsequently the carrying value is amortized over the stream of available tax credits and benefits.  The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits.  The balance of the investments in these entities was $67.9 million, $65.8 million and $63.7 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively, is included in the affordable housing investments balance in the balance sheet.  The Company also has

ownership interests in several private equity investment funds that are variable interest entities.   The Company is not required to consolidate these variable interest entities.  The Company carries its investment in these entities at cost, which approximates the maximum exposure to loss as a result of its involvement with these entities.  The Company expects to recover its investments over time, primarily through the allocation of fund income or loss, gains or losses on the sale of fund assets, dividends, or interest income.  The balance in these entities was $18.3 million, $11.8 million and $9.9 million at September 30, 2007, December 31, 2006, and September 30, 2006 respectively, and is included in the other assets balance in the balance sheet.  In addition, CWA is the administrative manager of the Barlow Long-Short Equity Fund, a hedge fund which is a variable interest entity.  CWA is not required to consolidate this entity.

12.            Segment Reporting - The Company has one primary reportable segment, Commercial and Private Banking.  All other subsidiaries, Wealth Management Services and the portion of corporate departments allocated to the operating segments other than Commercial and Private Banking are aggregated in a second reportable segment called Other.  The factors considered in determining whether individual operating segments could be aggregated include that the operating segments:  (i) offer the same products and services, (ii) offer services to the same types of clients, (iii) provide services in the same manner and (iv) operate in the same regulatory environment.  The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies.  If the management structure and/or the allocation process changes, allocations, transfers and assignments may change.

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

Exposure to market risk is managed in the Treasury department.  Interest rate risk is removed from the units comprising the Commercial and Private Banking segment to the Funding Center through a fund transfer pricing (“FTP”) model.  The FTP model records a cost of funds or credit for funds using a combination of matched maturity funding for most assets and liabilities and a blended rate based on various maturities for the remaining assets and liabilities.

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

CITY NATIONAL CORPORATION

Segment Results

	Commercial	Commercial
	& Private	& Private			Consolidated	Consolidated
	Banking	Banking	Other	Other	Company	Company
(Dollars in thousands)	2007	2006	2007	2006	2007	2006

Three months ended September 30,

Earnings Summary:
Net interest income	$157,957	$148,106	$(4,194)	$701	$153,763	$148,807
Provision for credit losses	—	—	—	—	—	—
Noninterest income	18,011	16,465	63,222	48,238	81,233	64,703
Depreciation and amortization	1,685	1,474	3,590	3,358	5,275	4,832
Noninterest expense and minority interest	96,266	88,768	35,893	27,069	132,159	115,837
Income before income taxes	78,017	74,329	19,545	18,512	97,562	92,841
Income taxes	24,287	26,775	13,182	7,072	37,469	33,847
Net income	$53,730	$47,554	$6,363	$11,440	$60,093	$58,994

Selected Average Balances:
Loans and leases	$11,074,554	$9,908,404	$116,563	$104,705	$11,191,117	$10,013,109
Total Assets	11,466,378	10,336,468	4,128,604	4,208,136	15,594,982	14,544,604
Deposits	11,209,041	10,362,885	1,233,147	1,542,174	12,442,188	11,905,059

Performance measures:
Return on average assets (annualized)	1.9%	1.8%	0.6%	1.1%	1.5%	1.6%

CITY NATIONAL CORPORATION

Segment Results

	Commercial	Commercial
	& Private	& Private			Consolidated	Consolidated
	Banking	Banking	Other	Other	Company	Company
(Dollars in thousands)	2007	2006	2007	2006	2007	2006

Nine months ended September 30,
Earnings Summary:
Net interest income	$463,001	$445,429	$(8,794)	$9,859	$454,207	$455,288
Provision for credit losses	—	(610)	—	—	—	(610)
Noninterest income	51,758	48,649	169,111	129,495	220,869	178,144
Depreciation and amortization	4,843	4,326	10,554	9,828	15,397	14,154
Noninterest expense and minority interest	282,920	267,718	95,817	73,292	378,737	341,010
Income before income taxes	226,996	222,644	53,946	56,234	280,942	278,878
Income taxes	77,158	82,146	27,993	21,765	105,151	103,911
Net income	$149,838	$140,498	$25,953	$34,469	$175,791	$174,967

Selected Average Balances:
Loans and leases	$10,812,339	$9,740,866	$108,965	$107,561	$10,921,304	$9,848,427
Total Assets	11,210,080	10,172,939	4,087,360	4,543,892	15,297,440	14,716,831
Deposits	11,081,793	10,504,583	1,229,612	1,304,463	12,311,405	11,809,046

Performance measures:
Return on average assets (annualized)	1.8%	1.8%	0.8%	1.0%	1.5%	1.6%

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			September 30, 2007 from
	September 30,	June 30,	September 30,	June 30,	September 30,
Dollars in thousands, except per share amounts	2007	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

For The Quarter
Net income	$60,093	$59,153	$58,994	2%	2%
Net income per common share, basic	1.24	1.22	1.23	2	1
Net income per common share, diluted	1.22	1.19	1.20	3	2
Dividends per common share	0.46	0.46	0.41	0	12

At Quarter End
Assets	$15,547,555	$15,796,096	$14,615,619	(2)	6
Securities	2,757,916	2,915,994	3,292,100	(5)	(16)
Loans and leases	11,190,080	11,018,834	10,020,358	2	12
Deposits	12,180,514	13,130,405	11,892,017	(7)	2
Shareholders’ equity	1,633,917	1,621,450	1,448,045	1	13
Book value per common share	33.99	33.21	30.40	2	12

Average Balances
Assets	$15,594,982	$15,452,580	$14,544,604	1	7
Securities	2,831,687	2,945,091	3,244,896	(4)	(13)
Loans and leases	11,191,117	11,010,860	10,013,109	2	12
Deposits	12,442,188	12,569,934	11,905,059	(1)	5
Shareholders’ equity	1,622,962	1,603,837	1,435,998	1	13

Selected Ratios
Return on average assets (annualized)	1.53%	1.54%	1.61%	(1)	(5)
Return on average shareholders’ equity (annualized)	14.69	14.79	16.30	(1)	(10)
Corporation’s tier 1 leverage	7.80	7.97	8.58	(2)	(9)
Corporation’s tier 1 risk-based capital	9.57	9.82	11.09	(3)	(14)
Corporation’s total risk-based capital	12.01	12.28	14.12	(2)	(15)
Period-end shareholders’ equity to period-end assets	10.51	10.26	9.91	2	6
Dividend payout ratio, per share	37.26	38.22	33.64	(3)	11
Net interest margin	4.42	4.47	4.53	(1)	(2)
Efficiency ratio (1)	57.67	57.73	55.65	(0)	4

Asset Quality Ratios
Nonaccrual loans to total loans	0.23%	0.20%	0.19%	15	21
Nonaccrual loans and OREO to total loans and OREO	0.23	0.20	0.19	15	21
Allowance for loan and lease losses to total loans	1.36	1.43	1.59	(5)	(14)
Allowance for loan and lease losses to nonaccrual loans	579.63	707.58	847.03	(18)	(32)
Net (charge-offs)/recoveries to average loans (annualized)	(0.13)	(0.08)	0.08	63	(263)

At Quarter End
Assets under management (2)	$37,145,161	$35,849,921	$27,167,972	4	37
Assets under management or administration (2)	59,243,503	57,328,627	48,275,716	3	23

(1)          The efficiency ratio is defined as noninterest expense excluding OREO expense divided by total revenue (net interest income on a fully taxable-equivalent basis and noninterest income).

(2)          Excludes $12.1 billion, $10.5 billion, and $7.8 billion of assets under management for an asset manager in which City National held a minority ownership interest as of September 30, 2007, June 30, 2007, and September 30, 2006, respectively.

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

Overview

City National Corporation is the parent company of City National Bank. The Corporation offers a full complement of banking, trust and investment services through 62 offices, including 15 full-service regional centers, in Southern California, the San Francisco Bay Area, Nevada and New York City. As of September 30, 2007, the Corporation had a majority ownership interest in nine investment advisor subsidiaries and a minority interest in one asset management firm. The Company also has an unconsolidated subsidiary, Business Bancorp Capital Trust I.

The Corporation recorded net income of $60.1 million, or $1.22 per share, for the third quarter of 2007 compared with $59.0 million or $1.20 per share, for the third quarter of 2006 and $59.2 million, or $1.19 per share, for the second quarter of 2007. Net income for the third quarter of 2007 includes a $5.1 million gain on the recovery of an investment in liquidation, partially offset by a $2.5 million loss on the sale of securities and $1.2 million in additional income tax expense related to the pending settlement of two federal income tax matters.

Recent Developments

U.S. financial markets have experienced significant disruptions in recent months, due largely to a downturn in the housing market.  Interest rates on many subprime mortgage loans have reset, causing borrowers to delay payments or default on their loans.  Housing prices have declined in the face of excess supply.  As a result, many investors have pulled back from buying mortgage-backed securities, triggering a liquidity crisis for some mortgage lenders.

City National Bank does not make subprime loans.  Nor does the Company hold any subprime loans or subprime collateralized debt obligations in its loan or securities portfolios.

Highlights

•                  Third quarter 2007 revenue of $235.0 million represented a 10 percent increase from the third quarter of 2006.

•                  Average loans and leases grew to $11.2 billion, up 12 percent from the third quarter of 2006. Lending rose in all major categories, primarily due to organic growth but also due to the effect of the February 28, 2007 acquisition of Business Bank of Nevada (“BBNV”). Average loans and leases increased 2 percent from the second quarter of 2007.

•                  Average deposits of $12.4 billion were up 5 percent from the third quarter of 2006. Average deposits decreased 1 percent from the second quarter of this year.

•                  Noninterest income totaled $81.2 million, up 26 percent from the third quarter of last year primarily due to fee revenue generated by wealth management, international banking and cash management services. At September 30, 2007, noninterest income accounted for 35 percent of City National’s total revenue.

•                  Assets under direct management amounted to $37.1 billion, a 37 percent increase from the third quarter of 2006. Assets under management or administration grew 23 percent to $59.2 billion over the same period.

•                  Credit quality remained sound in the third quarter of 2007. The company required no provision for credit losses and remained adequately reserved at 1.36 percent of total loans and leases.

•                  City National’s third-quarter return on average equity was 14.69 percent and its return on average assets was 1.53 percent.

Outlook

In light of its third-quarter performance, the Company’s management continues to expect earnings per share to grow at a rate of between 3 percent and 5 percent this year as compared with 2006.

Net Interest Income

Fully taxable-equivalent net interest and dividend income totaled $158.1 million in the third quarter of 2007, compared with $152.8 million for the same period last year and $157.4 million in the second quarter of 2007.

	For the three months ended			For the three
	September 30,		%	months ended	%
Dollars in millions	2007	2006	Change	June 30, 2007	Change
Average Loans and Leases	$11,191.1	$10,013.1	12	$11,010.9	2
Average Total Securities	2,831.7	3,244.9	(13)	2,945.1	(4)
Average Earning Assets	14,199.6	13,368.9	6	14,129.5	0
Average Deposits	12,442.2	11,905.2	5	12,569.9	(1)
Average Core Deposits	10,388.0	9,905.8	5	10,503.4	(1)
Fully Taxable-Equivalent Net Interest and Dividend Income	158.1	152.8	4	157.4	0
Net Interest Margin	4.42%	4.53%	(2)	4.47%	(1)

The Company’s yield on earning assets reached 6.55 percent up from 6.54 percent in the second quarter of 2007 and 6.30 percent in the third quarter of 2006. The bank’s prime rate was 7.75 percent on September 30, 2007, a decrease of 50 basis points from both June 30, 2007 and September 30, 2006. The net interest margin for the third quarter of 2007 was 4.42 percent, down five basis points from the second quarter of 2007 due primarily to loan growth and a decline in demand deposits related to the title and escrow business. The net interest margin declined 11 basis points from the third quarter of 2006 primarily as a result of higher deposit and short-term borrowing costs.

Third-quarter average loan and lease balances reached $11.2 billion, up 12 percent over the same period last year and 2 percent from the second quarter of 2007. The commercial lending portfolio grew 18 percent over the third quarter of 2006 and 1 percent from the second quarter of 2007. Residential mortgage loans grew 9 percent from the third quarter of last year and 3 percent from the second quarter of this year. Commercial real estate mortgage loans decreased 2 percent from both the third quarter of 2006 and second quarter of 2007. Real estate construction loans increased 25 percent from the same period one year ago and 9 percent from the second quarter of 2007. In the last 12 months the real estate construction portfolio grew $295 million. Of this amount $101 million, or 34 percent, is due to the acquisition of BBNV. The remainder was from internal growth distributed among several property types including, but not limited to, industrial, commercial, office buildings, for sale housing, apartments and shopping centers.

The Company’s average deposits totaled $12.4 billion in the third quarter of 2007, a 5 percent increase from the third quarter of 2006 due to the acquisition of BBNV and the growth of money market and time deposits. Average deposits decreased 1 percent from the second quarter of 2007, primarily as a result of a decline in title and escrow deposit balances.

As part of its long-standing asset and liability management strategies, the Company uses interest rate swaps to hedge loans, deposits, and borrowings. The swaps had a notional value of $1.0 billion at September 30, 2007, down $0.5 billion from September 30, 2006, and $0.1 billion lower than the second quarter of this year. The following table presents the impact of fair value and cash flow hedges on net interest income:

	Third Quarter	Second Quarter	Third Quarter
Dollars in millions	2007	2007	2006
Fair value Hedges	$(0.2)	$(0.1)	$(0.2)
Cash-flow Hedges	(1.2)	(1.6)	(3.1)
Total	$(1.4)	$(1.7)	$(3.3)

Recent decreases in interest rates are expected to reduce interest income on variable rate loans. This reduction will be partially offset by the income from existing swaps of loans qualifying as cash flow hedges. The net interest accrual on these swaps over the next 12 months is projected to be $0.4 million based on current market conditions. Both the expense for the third quarter and the projected income for the next 12 months should be viewed in context with the increase or decrease in interest income resulting from changes in interest rates.

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following table presents the components of net interest income on a fully taxable-equivalent basis for the three- and nine- months ended September 30, 2007 and 2006.

	Net Interest Income Summary
	For the three months ended			For the three months ended
	September 30, 2007			September 30, 2006
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans
Commercial	$4,303,498	$80,520	7.42%	$3,636,933	$64,314	7.02%
Commercial real estate mortgages	1,896,667	34,924	7.31	1,935,121	36,326	7.45
Residential mortgages	3,062,898	42,766	5.59	2,801,163	37,653	5.38
Real estate construction	1,344,169	29,172	8.61	1,071,184	24,170	8.95
Equity lines of credit	405,933	7,808	7.63	374,863	7,469	7.91
Installment	177,952	3,299	7.35	193,845	3,703	7.58
Total loans (3)	11,191,117	198,489	7.04	10,013,109	173,635	6.88
Due from banks - interest-bearing	98,106	770	3.12	61,358	280	1.81
Federal funds sold and securities purchased under resale agreements	10,171	137	5.33	3,135	56	7.13
Securities available-for-sale	2,747,378	32,910	4.79	3,190,583	37,076	4.65
Trading account securities	84,309	1,112	5.23	54,313	715	5.22
Other interest-earning assets	68,524	1,062	6.15	46,428	637	5.45
Total interest-earning assets	14,199,605	234,480	6.55	13,368,926	212,399	6.30
Allowance for loan and lease losses	(157,385)			(158,487)
Cash and due from banks	433,673			427,543
Other non-earning assets	1,119,089			906,622
Total assets	$15,594,982			$14,544,604

Liabilities and Shareholders’ Equity
Interest-bearing deposits (2)
Interest checking accounts	$778,082	$1,339	0.68	$705,647	$638	0.36
Money market accounts	3,747,808	29,832	3.16	3,223,908	20,892	2.57
Savings deposits	145,792	180	0.49	163,178	168	0.41
Time deposits - under $100,000	232,109	2,368	4.05	183,576	1,727	3.73
Time deposits - $100,000 and over	2,054,148	24,569	4.75	1,999,406	22,969	4.56
Total interest-bearing deposits	6,957,939	58,288	3.32	6,275,715	46,394	2.93

Federal funds purchased and securities sold under repurchase agreements	672,449	8,458	4.99	401,396	5,320	5.26
Other borrowings	619,598	9,594	6.14	557,504	7,911	5.63
Total interest-bearing liabilities	8,249,986	76,340	3.67	7,234,615	59,625	3.27
Noninterest-bearing deposits	5,484,249			5,629,465
Other liabilities	237,785			244,526
Shareholders’ equity	1,622,962			1,435,998
Total liabilities and shareholders’ equity	$15,594,982			$14,544,604
Net interest spread			2.88%			3.03%
Fully taxable-equivalent net interest and dividend income		$158,140			$152,774
Net interest margin			4.42%			4.53%
Less: Dividend income included in other income		1,062			637
Fully taxable-equivalent net interest income		$157,078			$152,137

(1)          Net interest income is presented on a fully taxable-equivalent basis.

(2)          Certain prior period balances have been reclassified to conform to the current period presentation.

(3)          Includes average nonaccrual loans of $25,548 and $16,016 for 2007 and 2006, respectively.

(4)          Loan income includes loan fees of $3,687 and $2,977 for 2007 and 2006, respectively.

	Net Interest Income Summary
	For the nine months ended			For the nine months ended
	September 30, 2007			September 30, 2006
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans
Commercial	$4,241,821	$233,166	7.35%	$3,764,100	$192,059	6.82%
Commercial real estate mortgages	1,863,132	102,447	7.35	1,824,620	101,794	7.46
Residential mortgages	2,975,001	122,557	5.49	2,734,575	109,097	5.32
Real estate construction	1,253,403	81,906	8.74	976,062	63,719	8.73
Equity lines of credit	401,445	23,208	7.73	353,878	20,077	7.59
Installment	186,502	10,467	7.50	195,192	11,051	7.57
Total loans (3)	10,921,304	573,751	7.02	9,848,427	497,797	6.76
Due from banks - interest-bearing	86,761	1,781	2.74	50,541	621	1.64
Federal funds sold and securities purchased under resale agreements	16,100	639	5.31	22,286	799	4.79
Securities available-for-sale	2,845,173	101,353	4.75	3,545,977	121,283	4.56
Trading account securities	70,371	2,869	5.45	50,212	2,141	5.70
Other interest-earning assets	58,849	2,716	6.17	46,553	1,866	5.36
Total interest-earning assets	13,998,558	683,109	6.52	13,563,996	624,507	6.16
Allowance for loan and lease losses	(158,945)			(156,806)
Cash and due from banks	433,713			436,236
Other non-earning assets	1,024,114			873,405
Total assets	$15,297,440			$14,716,831

Liabilities and Shareholders’ Equity
Interest-bearing deposits (2)
Interest checking accounts	$777,110	$3,334	0.57	$756,773	$1,600	0.28
Money market accounts	3,630,499	83,727	3.08	3,320,617	53,779	2.17
Savings deposits	149,810	539	0.48	171,856	494	0.38
Time deposits - under $100,000	246,035	7,301	3.97	179,767	4,339	3.23
Time deposits - $100,000 and over	1,998,063	71,145	4.76	1,637,776	50,163	4.10
Total interest-bearing deposits	6,801,517	166,046	3.26	6,066,789	110,375	2.43

Federal funds purchased and securities sold under repurchase agreements	580,440	22,204	5.11	583,943	20,969	4.80
Other borrowings	610,367	27,983	6.13	652,173	26,273	5.39
Total interest-bearing liabilities	7,992,324	216,233	3.62	7,302,905	157,617	2.89
Noninterest-bearing deposits	5,509,888			5,742,257
Other liabilities	212,999			214,933
Shareholders’ equity	1,582,229			1,456,736
Total liabilities and shareholders’ equity	$15,297,440			$14,716,831
Net interest spread			2.90%			3.27%
Fully taxable-equivalent net interest and dividend income		$466,876			$466,890
Net interest margin			4.46%			4.60%
Less: Dividend income included in other income		2,716			1,866
Fully taxable-equivalent net interest income		$464,160			$465,024

(1)          Net interest income is presented on a fully taxable-equivalent basis.

(2)          Certain prior period balances have been reclassified to conform to the current period presentation.

(3)          Includes average nonaccrual loans of $23,162 and $14,574 for 2007 and 2006, respectively.

(4)          Loan income includes loan fees of $9,906 and $10,005 for 2007 and 2006, respectively.

                Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between the third quarter and first nine months of 2007 and the third quarter and first nine months of 2006, as well as between the third quarter and first nine months of 2006 and the third quarter and first nine months of 2005.

	Changes In Net Interest Income
	For the three months ended September 30,			For the three months ended September 30,
	2007 vs 2006			2006 vs 2005
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans and leases	$20,752	$4,102	$24,854	$17,682	$12,601	$30,283
Securities available-for-sale	(5,275)	1,109	(4,166)	(15,966)	9,732	(6,234)
Due from banks - interest-bearing	222	268	490	161	18	179
Trading account securities	396	1	397	206	141	347
Federal funds sold and securities purchased under resale agreements	98	(17)	81	(844)	296	(548)
Other interest-earning assets	335	90	425	1	72	73
Total interest-earning assets	16,528	5,553	22,081	1,240	22,860	24,100

Interest paid on:
Interest checking deposits	72	629	701	(34)	400	366
Money market deposits	3,705	5,235	8,940	(992)	10,381	9,389
Savings deposits	(19)	31	12	(27)	53	26
Time deposits	1,213	1,028	2,241	8,599	7,392	15,991
Other borrowings	4,650	171	4,821	1,741	3,716	5,457
Total interest-bearing liabilities	9,621	7,094	16,715	9,287	21,942	31,229
	$6,907	$(1,541)	$5,366	$(8,047)	$918	$(7,129)

	For the nine months ended September 30,			For the nine months ended September 30,
	2007 vs 2006			2006 vs 2005
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans and leases	$56,135	$19,819	$75,954	$52,831	$41,524	$94,355
Securities available-for-sale	(24,784)	4,854	(19,930)	(44,417)	35,550	(8,867)
Due from banks - interest-bearing	599	561	1,160	282	(35)	247
Trading account securities	826	(98)	728	389	861	1,250
Federal funds sold and securities purchased under resale agreements	(239)	79	(160)	(1,098)	535	(563)
Other interest-earning assets	541	309	850	—	184	184
Total interest-earning assets	33,078	25,524	58,602	7,987	78,619	86,606

Interest paid on:
Interest checking deposits	44	1,690	1,734	(62)	1,031	969
Money market deposits	5,451	24,497	29,948	(2,457)	25,369	22,912
Savings deposits	(69)	114	45	(61)	152	91
Time deposits	14,074	9,870	23,944	15,902	17,254	33,156
Other borrowings	(1,766)	4,711	2,945	14,174	12,076	26,250
Total interest-bearing liabilities	17,734	40,882	58,616	27,496	55,882	83,378
	$15,344	$(15,358)	$(14)	$(19,509)	$22,737	$3,228

The impact of interest rate swaps which affect interest income on loans and interest expense on deposits and borrowings, is included in rate changes.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the income statement to adjust the allowance and the reserve for off-balance sheet credit commitments to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures (see “Critical Accounting Policies” on page 29 of the Company’s Form 10-K for the year ended December 31, 2006).

The Company made no provision for credit losses in the quarter ended September 30, 2007. The provision for credit losses primarily reflects management’s ongoing assessment of the credit quality and growth of the loan and commitment portfolios as well as the levels of net loan (charge-offs)/recoveries and nonaccrual loans, and changes in the economic environment during the period. For the three months ended September 30, 2007, December 31, 2006, and September 30, 2006, net (charge-offs)/recoveries totaled ($3.6 million), ($2.9 million), and $1.9 million, respectively. For these periods, nonaccrual loans at period end totaled $26.2 million, $20.9 million, and $18.8 million, respectively.

Noninterest Income

Third-quarter 2007 noninterest income of $81.2 million was 26 percent higher than the third quarter of 2006. Excluding the acquisition of Convergent Wealth Advisors (“CWA”) and the previously disclosed disposition of another investment affiliate in December 2006, third-quarter noninterest income grew 15 percent from the third quarter of 2006. Noninterest income was 35 percent of total revenue in the third quarter of 2007, compared to 30 percent for the third quarter of 2006 and 32 percent for the second quarter of 2007.

Wealth Management

Trust and investment fees increased 25 percent over the third quarter of 2006, due to the acquisition of CWA and increases in assets under management or administration in our Wealth Management group and other asset management affiliates. Assets under direct management grew 37 percent from the same period last year due largely to the acquisition of CWA during the second quarter of 2007. Not including the acquisition of CWA and the above-mentioned disposition of an asset management affiliate, the Company’s trust and investment fee income in the third quarter of 2007 grew 2 percent from the same period last year.

	At or for the three months ended September 30,		%	At or for the three months ended	%
Dollars in millions	2007	2006	Change	June 30, 2007	Change

Trust and Investment Fee Revenue	$37.5	$30.0	25	$34.8	8
Brokerage and Mutual Fund Fees	15.5	13.1	19	14.0	11
Assets Under Management (1)	37,145.2	27,168.0	37	35,849.9	4
Total Assets Under Management or Administration (1)	59,243.5	48,275.7	23	57,328.6	3

(1) Excludes $12.1 billion, $7.8 billion, and $10.5 billion of assets under management for an asset manager in which City National held a minority ownership interest as of September 30, 2007, September 30, 2006, and June 30, 2007, respectively.

Other Noninterest Income

Third-quarter cash management and deposit transaction fees grew 10 percent from the same period last year, due largely to the addition of new clients, the sale of additional services to existing clients and a decline in the earnings credit rate on compensating deposit balances. These fees increased 4 percent from the second quarter of 2007.

International service fees for the third quarter of 2007 grew 17 percent from the same period last year and 6 percent from the second quarter of this year, reflecting increased demand for both foreign exchange services and letters of credit. International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection and other fee income. International services fees are recognized when earned, except for the fees on commercial and standby letters of credit, which are generally deferred and recognized in income over the terms of the letters of credit.

Other service charges and fees for the third quarter of 2007 amounted to $7.3 million, up $1.1 million or 17 percent, from the same period one year ago, primarily due to higher debit and credit card fees. These fees were unchanged from second quarter of 2007. The $6.0 million gain on sale of other assets for third quarter 2007 includes a $5.1 million gain from the recovery of an investment in liquidation as well as a $0.6 million gain on the sale of a life insurance policy. The $2.5 million loss on the sale of securities relates to the sale of $148.7 million of securities to reduce borrowings, improve liquidity and reduce prepayment risk.

Noninterest and Minority Interest Expense

Third-quarter 2007 noninterest and minority interest expense amounted to $137.4 million, up 14 percent from the same period last year and 3 percent from the second quarter of this year. Excluding the acquisitions of CWA and BBNV, noninterest expense grew 5 percent from the third quarter of last year.

Staffing expenses for the quarter amounted to $84 million, up 12 percent from one year ago and up 4 percent from the second quarter of this year due largely to the acquisitions mentioned above.

Legal and professional fees grew 2 percent from the third quarter of 2006 and were unchanged from the second quarter of 2007.

Minority interest expense consists of preferred stock dividends paid by the Bank’s real estate investment trust subsidiaries as well as the minority ownership share of the earnings of the Corporation’s majority-owned asset management firms.

The Company’s third-quarter efficiency ratio was 57.67 percent compared with 55.65 percent for the third quarter of 2006, and 57.73 percent for the second quarter of 2007. The year-over-year increase was due primarily to higher core deposit costs, and the continued expansion of City National’s fee-based businesses, including the addition of CWA.

Stock-Based Compensation Expense

The Company applies FASB Statement No. 123 (revised), Share Based Payment, (“SFAS 123R”) in accounting for stock option plans. A Black-Scholes valuation model is used to determine the fair value of options granted.

The compensation cost that has been charged against income for all stock-based awards was $3.4 million for the three months ended September 30, 2007, and $10.5 million for the nine months ended September 30, 2007, compared to $3.1 million and $9.2 million for the three- and nine-month periods ended September 30, 2006, respectively. The Company received $21.0 million and $12.9 million in cash for the exercise of stock options during the nine month periods ended September 30, 2007 and September 30, 2006, respectively. These shares had a corresponding tax benefit of $7.2 million and $3.9 million for the nine month periods ended September 30, 2007 and September 30, 2006, respectively. See the disclosures in Note 6 for a description of the stock-based compensation plan and method of estimating the fair value of option awards.

As of September 30, 2007 there was $27.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years. The total number of shares vested during the nine months ended September 30, 2007 was 424,235.

Segment Results

Our reportable segments are Commercial and Private Banking and Other. For a more complete description of our segments, including summary financial information, see Note 12 to the Unaudited Financial Statements.

Commercial and Private Banking

Net income of $53.7 million in the third quarter of 2007 for the Commercial and Private Banking segment increased $6.2 million, or 13 percent, from the $47.5 million recorded in third quarter of 2006. For the first nine months of 2007, net income increased 7 percent to $149.8 million compared to the same period in 2006. Total revenue grew to $176.0 million in the third quarter of 2007, a 7 percent increase over the third quarter of 2006. Year-to-date (“YTD”), revenue for the Commercial and Private Banking segment increased 4 percent to $514.8 million. The increase in revenue for the quarter and YTD was driven by strong loan growth as well as the acquisition of BBNV. Loan growth was primarily in commercial and industrial and construction loans, the effect of which was partially offset by higher funding costs due to a change in the mix of deposits and increases in deposit rates. Average loans and leases were $11.1 billion in the third quarter of 2007, up 12 percent from $9.9 billion in the third quarter of 2006. Average deposits were $11.2 billion in the third quarter of 2007, an increase of 8 percent from the same period last year, primarily related to the acquisition of BBNV and the growth of money market and time deposits. Noninterest income increased 9 percent in the third quarter of 2007 compared to the third quarter of 2006, and 6 percent during the first nine months of 2007 compared to the first nine months of 2006, primarily due to higher cash management and deposit transaction charges and higher international service fees. Noninterest expense, excluding depreciation and amortization, was $7.5 million, or 8 percent, higher for the third quarter of 2007 compared to the third quarter of 2006. YTD noninterest expense (excluding depreciation and amortization) was 6 percent higher in 2007 than in 2006, due to the acquisition of BBNV, expenses associated with new branches opened in 2006 and higher salary and benefits costs.

Other

Net income for the Other segment declined $5.1 million, or 44 percent, in the third quarter of 2007 compared to the third quarter of 2006, and $8.5 million, or 25 percent, YTD compared to the prior year. Although the Company had strong revenue and earnings growth in our Wealth Management and asset management affiliates, it was more than offset by higher funding costs and lower prepayment fees in the Asset Liability Funding Center. Total revenue for the Other segment increased 21 percent to $59.0 million for the third quarter of 2007 compared to the third quarter of 2006 primarily as a result of the acquisition of CWA. Total revenue for the year increased 15 percent in 2007 to $160.3 million. Excluding the acquisition of CWA, noninterest income grew 21 percent during the first nine months of 2007 compared to the first nine months of 2006. Total noninterest expense for the third quarter of 2007 increased 33 percent over the third quarter of 2006, and YTD total noninterest expense increased 31 percent over the same period in 2006, again primarily related to the acquisition mentioned above.

Income Taxes

The third-quarter 2007 effective tax rate was 38.4 percent, compared with 36.5 percent in the third quarter of last year. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including state taxes, tax benefits from investments in affordable housing partnerships and tax-exempt income, including interest on bank-owned life insurance. The increase in the third-quarter effective tax rate is primarily due to additional tax expense related to the expected resolution of two pending Federal income tax matters, constituting a 0.8 percent increase in the effective tax rate. The Company expects a normalized tax rate of 37.6 percent for the remainder of the year.

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense. For the nine-month period ended September 30, 2007, the Company recognized approximately $0.9 million in interest and penalties. In conjunction with the adoption of FIN 48, the Company reduced accrued interest and penalties by $4.5 million during the nine-month period ended September 30, 2007. The Company had approximately $5.9 million and $9.4 million of accrued interest and penalties as of September 30, 2007 and December 31, 2006, respectively.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for the tax years 2002 and 2003. The Company expects to begin IRS appeals proceedings related to certain tax positions taken in these years. The potential financial statement impact of these items range from a tax benefit of $3.9 million to a tax expense of $6.7 million.

The Company is also under examination by the Franchise Tax Board for the tax years 1998 through 2004. The Company expects the Franchise Tax Board to complete its examination for the years 1998 though 2003 within the next 12 months. The potential financial statement impact resulting from the completion of the audit is not determinable at this time.

BALANCE SHEET ANALYSIS

Total assets were $15.5 billion at September 30, 2007 compared to $14.9 billion at December 31, 2006 and $14.6 billion at September 30, 2006. The 4 percent and 6 percent increase in total assets compared to December 31, 2006 and September 30, 2006, respectively, is primarily attributable to loan growth as well as the acquisitions of BBNV and CWA.

Total average assets for the third quarter of 2007 increased 7 percent from the third quarter of 2006. Total average interest-earning assets for the third quarter of 2007 were $14.2 billion, a 6 percent increase from the third quarter of 2006 and slightly higher than the average interest-earning assets for the second quarter of 2007 of $14.1 billion.

Securities

Comparative period-end securities portfolio balances are presented below:

	Securities Available-for-Sale
	September 30, 2007		December 31, 2006		September 30, 2006
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$59,916	$59,988	$49,937	$49,938	$35,664	$35,591
Federal Agency	100,994	100,616	263,227	258,778	363,216	356,383
CMO’s	1,079,423	1,058,578	1,247,161	1,215,397	1,364,080	1,328,037
Mortgage-backed	855,126	829,195	1,017,409	983,917	1,061,761	1,025,646
State and Municipal	390,004	390,841	360,759	362,318	343,104	347,390
Total debt securities	2,485,463	2,439,218	2,938,493	2,870,348	3,167,825	3,093,047
Equity securities	120,036	126,536	79,697	84,024	80,178	82,183
Total securities	$2,605,499	$2,565,754	$3,018,190	$2,954,372	$3,248,003	$3,175,230

At September 30, 2007, securities available-for-sale totaled $2.6 billion, a decrease of $0.6 billion compared with the balance at September 30, 2006. At September 30, 2007, the portfolio had a net unrealized loss of $39.7 million compared with net unrealized losses of $63.8 million at December 31, 2006 and $72.8 million at September 30, 2006. There is no other-than-temporary impairment as the unrealized losses are only due to changes in interest rates and the Company has the ability and intent to hold the securities until recovery. The mortgage-backed securities and collateralized mortgage obligations (“CMOs”) in the Company’s portfolio are all issued by GNMA, FNMA, Freddie Mac or AAA-rated private issuers.

The average duration of securities available-for-sale at September 30, 2007 was 3.4 years. This duration compares with 3.3 years at December 31, 2006 and 3.3 years at September 30, 2006. Duration provides a measure of fair value sensitivity to changes in interest rates. The average duration is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors. See “Asset/Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities included in the securities portfolio as of September 30, 2007, except for mortgage-backed securities which are allocated according to final maturities. Final maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

	Debt Securities Available-for-Sale
	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
		Yield		Yield		Yield		Yield		Yield
Dollars in thousands	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)

U.S. Treasury	$59,988	5.02	$—	—	$—	—	$—	—	$59,988	5.02
Federal Agency	80,782	3.57	19,834	4.01	—	—	—	—	100,616	3.66
CMO’s	92,322	5.33	825,646	4.43	140,610	5.36	—	—	1,058,578	4.63
Mortgage-backed	2,072	5.29	643,484	4.24	174,345	4.46	9,294	5.46	829,195	4.30
State and Municipal	37,445	4.40	114,989	3.96	178,429	3.86	59,978	3.97	390,841	3.96
Total debt securities	$272,609	4.61	$1,603,953	4.32	$493,384	4.50	$69,272	4.17	$2,439,218	4.38

Amortized cost	$272,679		$1,642,187		$500,524		$70,073		$2,485,463

Dividend income included in interest income on securities in the Unaudited Consolidated Statements of Income for the third quarter of 2007 and 2006 was $2.1 million and $1.5 million, respectively.

Loans and Leases

A table comparing period-end loan and lease balances is presented below:

	Loans and Leases
Dollars in thousands	September 30, 2007	December 31, 2006	September 30, 2006

Commercial	$3,969,688	$3,612,255	$3,394,450
Commercial real estate mortgages	1,894,753	1,681,476	1,943,142
Residential mortgages	3,114,335	2,869,775	2,830,761
Real estate construction	1,391,034	1,397,760	1,095,672
Equity lines of credit	404,869	404,657	384,830
Installment	169,041	201,125	197,871
Lease financing	246,360	218,957	173,632
Total loans and leases, gross	11,190,080	10,386,005	10,020,358
Less allowance for loan and lease losses	(152,018)	(155,342)	(159,063)
Total loans and leases, net	$11,038,062	$10,230,663	$9,861,295

Total gross loans and leases at September 30, 2007 were 8 percent and 12 percent higher than at December 31, 2006 and September 30, 2006, respectively. The growth from the third quarter of 2006 was primarily in commercial, residential mortgages and construction lending, and is due to organic growth augmented by the acquisition of BBNV.

The real estate construction portfolio includes loans to develop, construct or sell single-family residences. These loans represent less than 5 percent of the Company’s $11.2 billion loan portfolio and a vast majority of the loans have guarantees.  In addition, included in the commercial loan portfolio is $133 million of loans to borrowers related to the for-sale housing industry.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (CRE) loans on their balance sheets. The regulatory guidance provides for an increased level of regulatory oversight and monitoring for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific type of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital; total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. City National is within the thresholds specified by the guidance. As of September 30, 2007 total loans for construction, land development and other land represented 95 percent of total risk-based capital; total CRE loans represented 205 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 49 percent over the last 36 months.

The following table presents information concerning nonaccrual loans, Other Real Estate Owned (OREO), loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans. Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved. The Company had no OREO as of September 30, 2007, December 31, 2006, or September 30, 2006.

	Nonaccrual Loans and OREO
Dollars in thousands	September 30, 2007	December 31, 2006	September 30, 2006
Nonaccrual loans:
Commercial	$7,673	$2,977	$10,416
Commercial real estate mortgages	1,970	4,849	8,094
Residential mortgages	394	—	—
Real estate construction	15,513	12,678	—
Equity lines of credit	502	—	—
Installment	175	379	269
Total	26,227	20,883	18,779
OREO	—	—	—
Total nonaccrual loans and OREO	$26,227	$20,883	$18,779

Total nonaccrual loans as a percentage of total loans	0.23%	0.20%	0.19%
Total nonaccrual loans and OREO as a percentage of total loans and OREO	0.23	0.20	0.19
Allowance for loan and lease losses to total loans	1.36	1.50	1.59
Allowance for loan and lease losses to nonaccrual loans	579.63	743.88	847.03

Loans past due 90 days or more on accrual status	$—	$337	$27
Total	$—	$337	$27

At September 30, 2007, there were $22.7 million of impaired loans included in nonaccrual loans, with an allowance allocation of $2.7 million. On a comparable basis, at December 31, 2006, there were $19.0 million of impaired loans, which had an allowance allocation of $0.5 million, while at September 30, 2006 impaired loans were $16.6 million with an allowance allocation of $4.0 million. The assessment for impairment occurs when and while such loans are on nonaccrual, or when the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. Impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

The following table summarizes the changes in nonaccrual loans for the three and nine months ending September 30, 2007 and 2006.

Changes in Nonaccrual Loans

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands	2007	2006	2007	2006

Balance, beginning of period	$22,308	$15,001	$20,883	$14,400
Loans placed on nonaccrual	12,622	10,299	23,222	19,870
Loans from acquisitions	—	—	50	—
Charge-offs	(3,724)	(326)	(7,351)	(954)
Loans returned to accrual status	(2,635)	(220)	(2,755)	(701)
Repayments (including interest applied to principal)	(2,344)	(5,975)	(7,822)	(13,836)
Balance, end of period	$26,227	$18,779	$26,227	$18,779

In addition to loans in nonaccrual status disclosed above, management has also identified $46.3 million of credits to 15 borrowers where the ability to comply with the present loan repayment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loans on nonaccrual status at September 30, 2007. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. Of the potential problem loans identified, a significant portion consist of extensions of credit to borrowers that develop, construct and/or sell single-family residences.

Management’s classification of credits as nonaccrual or problems does not necessarily indicate that the principal is uncollectible in whole or in part.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

At September 30, 2007, the allowance for loan and lease losses was $152.0 million or 1.36 percent of outstanding loans and leases, and the reserve for off-balance sheet credit commitments was $20.1 million. The process used in the determination of the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following tables summarize the changes in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the three and nine months ended September 30, 2007 and 2006.

Changes in Allowance for Loan and Lease Losses

	For the three months ended September 30		For the nine months ended September 30
Dollars in thousands	2007	2006	2007	2006

Loans and leases outstanding	$11,190,080	$10,020,358	$11,190,080	$10,020,358
Average amount of loans and leases outstanding	$11,191,117	$10,013,109	$10,921,304	$9,848,426
Balance of allowance for loan and lease losses, beginning of period	$157,849	$157,580	$155,342	$153,983
Loans charged-off:
Commercial	(996)	(430)	(6,411)	(2,239)
Residential first mortgage	—	—	—	—
Commercial real estate mortgage	(297)	—	(297)	(94)
Real estate construction	(2,672)	—	(2,672)	—
Equity lines of credit	—	(11)	—	(11)
Installment	(13)	(24)	(132)	(62)
Total loans charged-off	(3,978)	(465)	(9,512)	(2,406)
Recoveries of loans previously charged-off:
Commercial	364	2,342	4,808	7,066
Residential first mortgage	—	—	—	—
Commercial real estate mortgage	2	—	2	949
Real estate construction	18	18	53	50
Equity lines of credit	—	—	—	—
Installment	3	34	35	87
Total recoveries	387	2,394	4,898	8,152
Net loans (charged-off)/recovered	(3,591)	1,929	(4,614)	5,746
Provision for credit losses	—	—	—	(610)
Transfers to reserve for off-balance sheet credit commitments	(2,240)	(446)	(3,223)	(56)
Allowance of acquired institution	—	—	4,513	—
Balance, end of period	$152,018	$159,063	$152,018	$159,063

Net (charge-offs)/recoveries to average loans and leases (annualized)	(0.13)%	0.08%	(0.06)%	0.08%
Ratio of allowance for loan and lease losses to total period-end loans and leases	1.36%	1.59%	1.36%	1.59%

Changes in Reserve for Off-balance Sheet Credit Commitments

	For the three months ended September 30,		For the nine months ended September 30,
Dollars in thousands	2007	2006	2007	2006

Balance at beginning of period	$17,832	$15,206	$16,424	$15,596
Recovery of prior charge-off	—	—	(67)	—
Reserve of acquired institution	—	—	492	—
Provision for credit losses/transfers	2,240	446	3,223	56
Balance at end of period	$20,072	$15,652	$20,072	$15,652

Other Assets

Other assets include the following:

	September 30,	December 31,	September 30,
Dollars in thousands	2007	2006	2006
Accrued interest receivable	$76,769	$74,534	$72,494
Other accrued income	24,340	22,938	20,736
Deferred Compensation Fund assets	49,153	35,396	33,963
Stock in government agencies	48,431	46,963	46,553
Income tax receivable	—	43,133	43,133
Private Equity fund investments	22,135	14,983	13,052
PML assets	4,211	13,716	16,740
Other	67,907	40,591	48,185
Total other assets	$292,946	$292,254	$294,856

Deposits

Deposits totaled $12.2 billion at September 30, 2007, an increase of 2 percent compared with $11.9 billion at September 30, 2006, and unchanged from December 31, 2006. Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 86 percent of total deposits at September 30, 2007, and increased $0.1 billion since December 31, 2006.

Average deposits totaled $12.4 billion for the third quarter of 2007, an increase of 5 percent from the third quarter of 2006, due primarily to the acquisition of BBNV as well as growth in money market and time deposits. Average deposits declined 1 percent from the second quarter of 2007. Average non-interest bearing deposits fell 3 percent from the third quarter of 2006 and 1 percent from the second quarter of 2007, due to a decline in title and escrow deposit balances. With the slowdown in housing sales, average title and escrow deposits were $1.18 billion, $1.26 billion, and $1.25 billion for the three-month periods ended September 30, 2007, June 30, 2007 and September 30, 2006, respectively. Title and escrow deposits represent 9.5 percent of total quarterly average deposits.

Borrowings

Borrowed funds increased to $1.5 billion at September 30, 2007 from $1.0 billion at December 31, 2006 and $1.1 billion at September 30, 2006. The increase reflects higher federal funds purchased and other short-term borrowings to fund loan growth.

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

The Company had off-balance sheet credit commitments aggregating $5.5 billion at September 30, 2007, compared with $5.0 billion at December 31, 2006 and $4.9 billion at September 30, 2006. In addition, the Company had $804.7 million outstanding in bankers’ acceptances and letters of credit of which $780.4 million related to standby letters of credit at September 30, 2007. At December 31, 2006, the Company had $662.0 million in outstanding bankers’ acceptances and letters of credit of which $650.6 million related to standby letters of credit. Substantially all of the Company’s loan commitments are on a variable-rate basis and are comprised of real estate and commercial loan commitments.

As of September 30, 2007, the Company had private equity fund commitments of $50.7 million, of which $22.5 million was funded. As of both December 31, 2006 and September 30, 2006, the Company had private equity fund commitments of $44.7 million, of which $15.8 million and $13.9 million was funded, respectively. In addition, the Company had unfunded affordable housing fund commitments of $26.4 million, $36.3 million, and $32.8 million as of September 30, 2007, December 31, 2006, and September 30, 2006, respectively.

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term guarantee. The maximum liability under the guarantee is $17.9 million, but the Company does not expect to make any payments under the terms of this guarantee.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and CNB at September 30, 2007, December 31, 2006, and September 30, 2006.

	Regulatory
	Well-Capitalized		September 30,	December 31,	September 30,
	Standards		2007	2006	2006
City National Corporation
Tier 1 leverage	N/A	%	7.80%	8.81%	8.58%
Tier 1 risk-based capital	6.00		9.57	11.09	11.09
Total risk-based capital	10.00		12.01	13.60	14.12

City National Bank
Tier 1 leverage	5.00		7.84	9.04	9.05
Tier 1 risk-based capital	6.00		9.61	11.38	11.64
Total risk-based capital	10.00		12.04	13.89	14.67

Tier 1 capital ratios at September 30, 2007 reflect the impact of the acquisitions of BBNV and CWA as well as the cumulative effect of adopting FIN 48 as of January 1, 2007. Tier 1 capital also includes the impact of $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in minority interest in consolidated subsidiaries, and $5.2 million of trust preferred securities issued by an unconsolidated capital trust subsidiary of the holding company.

Shareholders’ equity to assets as of September 30, 2007 was 10.51 percent, compared with 9.91 percent at September 30, 2006 and was 10.02 percent as of December 31, 2006.

The accumulated other comprehensive loss, primarily related to available-for-sale securities and interest-rate swaps, was $22.6 million at September 30, 2007 compared with $46.4 million at September 30, 2006 and $41.4 million at December 31, 2006.

The following table provides information about purchases by the Company during the nine months ended September 30, 2007 of equity securities that are registered by the Company pursuant of Section 12 of the Exchange Act.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
03/01/07 - 03/31/07	263,000	$72.11	263,000		794,700
06/01/07 - 06/30/07	16,500	$74.78	16,500		778,200
07/1/07 - 07/31/07	295,000	$72.86	295,000		483,200
08/1/07 - 08/31/07	510,000	$70.78	510,000		973,200	(1)
09/1/07 - 09/30/07	53,400	$69.43	53,400		919,800
	1,137,900	$71.62	1,137,900	(1)	919,800	(1)

(1)         On August 7, 2007, the Company’s Board of Directors authorized the Company to repurchase 1 million additional shares of the Company’s stock following completion of its previously approved initiative. Unless terminated earlier by resolution of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase there under. The Company received 935 shares in payment for the exercise price of stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

Market risk results from the variability of future cash flows and earnings due to changes in the financial markets. These changes may also impact the fair values of loans, securities and borrowings. The values of financial instruments may change because of interest rate changes, foreign currency exchange rate changes or other market changes. The Company’s asset/liability management process entails the evaluation, measurement and management of interest rate risk, market risk and liquidity risk. The principal objective of asset/liability management is to optimize net interest income subject to margin volatility and liquidity constraints over the long term. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company’s liabilities. The Board of Directors approves asset/liability policies and sets guidelines within which the risks must be managed. The Asset/Liability Management Committee (“ALCO”), which is comprised of senior management and key risk management individuals, sets risk management targets within the broader limits approved by the Board, monitors the risks and periodically reports results to the Board.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage this risk. Over time, as interest rates have risen, the Company has moved to a neutral position. Increased reliance on wholesale funding sources and other changes in the mix of the balance sheet have also moved the Company toward a neutral position. Based on the balance sheet at September 30, 2007, and assuming no changes in deposit mix, the Company’s net interest income simulation model indicates that net interest income would be slightly impacted by changes in interest rates. Assuming a static balance sheet, a gradual 100-basis-point parallel decline in the yield curve over a twelve-month horizon would result in a decrease in projected net interest income of approximately 0.5 percent. This compares to a decrease in projected net interest income of 0.3 percent at December 31, 2006, and an increase of 0.1 percent at September 30, 2006, respectively. A gradual 100-basis-point parallel increase in the yield curve over the next twelve-month period, assuming no changes in deposit mix, would result in an increase in projected net interest income of approximately 1.1 percent. This compares to an increase in projected net interest income of 0.9 percent at December 31, 2006, and an increase of 0.6 percent at September 30, 2006.

Present Value of Equity: The simulation model indicates that the Present Value of Equity (PVE) is impacted by a sudden and substantial increase in interest rates. As of September 30, 2007, a 200-basis-point increase in interest rates results in a 3.4 percent decline in PVE. This compares to declines of 3.0 percent and 2.7 percent at December 31, 2006 and September 30, 2006, respectively.

The following table presents the notional amount and fair value of the Company’s interest-rate swap agreements according to the specific asset or liability hedged:

	September 30, 2007			December 31, 2006			September 30, 2006
Dollars in millions	Notional Amount	Fair Value	Duration	Notional Amount	Fair Value	Duration	Notional Amount	Fair Value	Duration
Fair Value Hedge Receive Fixed Interest Rate Swaps
Certificate of deposit	$20.0	$0.5	2.8	$175.0	$(0.1)	0.2	$175.0	$(0.2)	0.4
Long-term and subordinated debt	490.9	0.1	3.1	490.9	(2.5)	3.8	490.9	(1.9)	3.9
Total fair value hedge swaps	510.9	0.6	3.1	665.9	(2.6)	2.8	665.9	(2.1)	3.0

Cash Flow Hedge Receive Fixed Interest Rate Swaps
US Dollar LIBOR based loans	150.0	1.9	1.7	325.0	(1.8)	0.6	350.0	(3.3)	0.4
Prime based loans	300.0	(0.2)	0.3	375.0	(3.1)	0.6	425.0	(3.6)	0.8
Total cash flow hedge swaps	450.0	1.7	0.8	700.0	(4.9)	0.6	775.0	(6.9)	0.6
Fair Value and Cash Flow Hedge Interest Rate Swaps (1)	$960.9	$2.3	2.0	$1,365.9	$(7.5)	1.7	$1,440.9	$(9.0)	1.7

(1)         Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset (if applicable) and mark-to-market liability.

Credit exposure represents the cost to replace, on a present value basis and at current market rates, the net positive value of all contracts for the Company and its subsidiaries with each counterparty that were outstanding at the end of the period, taking into consideration legal right of offset. In the normal course of business, the Company’s swap agreements require collateral to mitigate the amount of credit risk if certain market value thresholds are exceeded. At September 30, 2007 the Corporation had delivered securities with a market value of $6.7 million as margin for swaps with a negative replacement value of $5.2 million. For the same period in 2006, the Bank had received securities with market value of $1.0 million as margin for swaps with a positive replacement value of $7.3 million.

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

ITEM 2.                                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended September 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 5.

ITEM 4.                                               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.                                               EXHIBITS

No.
3 (c)	City National Corporation Bylaws, as amended (this Exhibit is incorporated by reference from the Registrant’s Report of Unscheduled Material Events on Form 8-K filed September 21, 2007.)

31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE: November 9, 2007	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)