Form 10-K
period 2007-12-31
CITY NATIONAL CORP
filed 2008-02-29
CIK 201461

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

No securities are registered pursuant to Section 12(g) of the Act.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2007, the aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates of the registrant was approximately $3,127,954,972 based on the June 30, 2007 closing sale price of Common Stock of $76.09 per share as reported on the New York Stock Exchange.

         As of January 31, 2008, there were 48,068,909 shares of Common Stock outstanding.

Documents Incorporated by Reference

         The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of City National Corporation's definitive proxy statement for the 2008 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART I

Item 1.    Business

General

        City National Corporation (the "Corporation"), a Delaware corporation organized in 1968, is a bank holding company and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act"). The Corporation provides a wide range of banking, investing and trust services to its clients through its wholly-owned banking subsidiary, City National Bank (the "Bank" and together with the Corporation, its subsidiaries and its asset management affiliates the "Company"). The Bank, which has conducted business since 1954, is a national banking association headquartered in Beverly Hills, California and operating through 62 offices, including 15 full-service regional centers, in Southern California, the San Francisco Bay area, Nevada and New York City. As of December 31, 2007, the Corporation had a majority ownership interest in eight asset management affiliates and a minority interest in one other asset management firm. At December 31, 2007, the Company had consolidated total assets of $15.9 billion, loan balances of $11.6 billion, and assets under management or administration (excluding the minority-owned asset manager) of $58.5 billion. The Company focuses on providing affluent individuals and entrepreneurs, their businesses and their families with complete financial solutions. The organization's mission is to provide this banking and financial experience through an uncommon dedication to extraordinary service, proactive advice and total financial solutions.

        On February 28, 2007, the Company completed the acquisition of Business Bank Corporation ("BBC"), the parent of Business Bank of Nevada ("BBNV") and an unconsolidated subsidiary, Business Bancorp Capital Trust I, in a cash and stock transaction valued at $167 million. BBNV operated as a wholly owned subsidiary of City National Corporation until after the close of business on April 30, 2007, at which time it was merged into the Bank. Refer to the "Management's Discussion and Analysis" section of this report for further details regarding this acquisition.

        On May 1, 2007, the Corporation completed the acquisition of Lydian Wealth Management in an all-cash transaction. The wealth and investment advisory firm is headquartered in Rockville, Maryland and currently manages or advises on client assets totaling $8.9 billion. Lydian Wealth Management changed its name to Convergent Wealth Advisors ("Convergent Wealth") and became a subsidiary of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003. Refer to the "Management's Discussion and Analysis" section of this report for further details regarding this acquisition.

        The Company has three reportable segments, Commercial and Private Banking, Wealth Management, and Other. All investment advisory affiliates and the Bank's Wealth Management Services are included in the Wealth Management segment. All other subsidiaries, the unallocated portion of corporate departments and inter-segment eliminations are included in the Other segment. Information about the Company's segments is provided in Note 21 to the Consolidated Financial Statements beginning on page A-45 of this report as well as in the "Management's Discussion and Analysis" beginning on page 28 of this report. In addition, the following information is provided to assist the reader in understanding the Company's business segments:

        The Bank's principal client base comprises small to mid-sized businesses, entrepreneurs, professionals, and affluent individuals. The Bank serves its clients through relationship banking. The Bank's value proposition is to provide the ultimate banking experience through depth of expertise, breadth of resources, focus and location, dedication to complete solutions, a relationship banking model and an integrated team approach. Through the use of private and commercial banking teams, product specialists and investment advisors, the Bank facilitates the use by the client, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking, equipment financing, and other products and services. The Company also lends, invests, and provides services in accordance with its Community Reinvestment Act ("CRA") commitments.

        The Bank's Wealth Management division and the Corporation's asset management subsidiaries make available the following investment advisory and wealth management resources and expertise to the Company's clients:

  •
  investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management;

  •
  personal and business trust and investment services, including employee benefit trust services, 401(k) and defined benefit plans; and

  •
  estate and financial planning and custodial services.

        The Bank also advises and makes available mutual funds under the name of CNI Charter Funds. The Corporation's asset management subsidiaries and the Bank's Wealth Management Division provide both proprietary and nonproprietary products to offer a full spectrum of asset classes and investment styles, including fixed-income instruments, mutual funds, domestic and international equities and alternative investments, such as hedge funds. Investment services are provided to institutional as well as individual clients.

        At December 31, 2007, the Company had 2,914 full-time equivalent employees.

Competition

        There is significant competition among commercial banks and other financial institutions in the Company's market areas. California, New York and Nevada are highly competitive environments for banking and other financial organizations providing private and business banking and wealth management services. The Bank faces competitive credit and pricing pressure as it competes with other banks and financial organizations. The Company's performance is also significantly influenced by California's economy. As a result of the GLB Act, the Company also competes with other providers of financial services such as money market mutual funds, securities firms, credit unions, insurance companies and other financial services companies. Furthermore, interstate banking legislation has promoted more intense competition by eroding the geographic constraints on the financial services industry.

        Our ability to compete effectively is due to our provision of personalized services resulting from management's knowledge and awareness of its clients' needs and its market areas. We believe this relationship banking approach and knowledge provide a business advantage in providing high client satisfaction and serving the small to mid-sized businesses, entrepreneurs, professionals and other affluent individuals that comprise the Company's client base. Our ability to compete also depends on our ability to continue to attract and retain our senior management and other key colleagues. Further, our ability to compete depends in part on our ability to continue to develop and market new and innovative products and services and to adopt or develop new technologies that differentiate our products and services.

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

        The Company's business and earnings are affected by the monetary and fiscal policies of the federal government and its agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are its open-market operations in U.S. Government securities, including adjusting the required level of reserves for depository institutions subject to its reserve requirements, and varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. Changes in the policies of the Federal Reserve may have an effect on the Company's business, results of operations and financial condition.

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

Supervision and Regulation

General

        The Corporation, the Bank and the Corporation's non-banking subsidiaries are subject to extensive regulation under both federal and state law. This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and the banking system as a whole, and not for the protection of shareholders of the Corporation. Set forth below is a summary description of the significant laws and regulations applicable to the Corporation and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

Regulatory Agencies

        The Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. As a financial holding company and a bank holding company, the Corporation is regulated under the Bank Holding Company Act of 1956 (the "BHC Act"), and is subject to supervision, regulation and inspection by the Federal Reserve. The Corporation is also under the jurisdiction of the Securities and Exchange Commission ("SEC") and is subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, each administered by the SEC. The Corporation is listed on the New York Stock Exchange ("NYSE") under the trading symbol "CYN" and is subject to the rules of the NYSE for listed companies.

        The Bank, as a national banking association, is subject to broad federal regulation and oversight extending to all its operations by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and also by the Federal Reserve and the Federal Deposit Insurance Corporation.

        The Corporation's non-bank subsidiaries are also subject to regulation by the Federal Reserve and other federal and state agencies, including for those non-bank subsidiaries that are investment advisors, the SEC under the Investment Advisors Act of 1940. City National Securities, Inc. ("CNS") is regulated by the SEC, the Financial Industry Regulatory Authority ("FINRA") and state securities regulators.

The Corporation

        The Corporation is a bank holding company and a financial holding company. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. As a result of the GLB Act, which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the OCC) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined solely by the Federal Reserve). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments.

        If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be "well capitalized" and "well managed" and (ii) it must file a declaration with the Federal Reserve that it elects to be a financial holding company. A depository institution subsidiary is considered to be "well capitalized" if it satisfies the requirements for this status discussed in the section captioned "Capital Adequacy and Prompt Corrective Action," included elsewhere in this item. A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination. In addition, the subsidiary depository institution must have received a rating of at least "satisfactory" in its most recent examination under the Community Reinvestment Act. (See the section captioned "Community Reinvestment Act" included elsewhere in this item.)

        Financial holding companies that do not continue to meet all of the requirements for such status will, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies. In addition, failure to satisfy conditions prescribed by the Federal Reserve to comply with any such requirements could result in orders to divest banking subsidiaries or to cease engaging in activities other than those closely related to banking under the BHC Act.

        The BHC Act, the Federal Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition of more than 5 percent of the voting shares of a commercial bank or its parent holding company. Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the Community Reinvestment Act (see the section captioned "Community Reinvestment Act" included elsewhere in this item), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Source of Strength Doctrine

        Federal Reserve policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and does not permit a bank holding company to conduct its operations in an unsafe or unsound manner. Under this "source of strength doctrine," a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment of deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. In addition, under the National Bank Act, if the capital stock of the Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Corporation. If the assessment is not paid within three months, the OCC could order a sale of the Bank stock held by the Corporation to make good the deficiency. Furthermore, the Federal Reserve has the right to order a bank holding company to terminate any activity that the Federal Reserve believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.

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

Anti-Money Laundering and OFAC Regulation

        A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 ("BSA") and subsequent laws and regulations require the Bank to take steps to prevent the use of the Bank or its systems from facilitating the flow of illegal or illicit money and to file suspicious activity reports. Those requirements include ensuring effective Board and management oversight, establishing policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities. The USA Patriot Act of 2001 ("Patriot Act") significantly expanded the anti-money laundering ("AML") and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Regulations promulgated under the Patriot Act impose various requirements on financial institutions, such as standards for verifying client identification at account opening and maintaining expanded records (including "Know Your Customer" and "Enhanced Due Diligence" practices) and other obligations to maintain appropriate policies, procedures and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing. The Patriot Act also applies BSA procedures to broker-dealers. An institution subject to the Patriot Act must provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The OCC continues to issue regulations and new guidance with respect to the application and requirements of BSA and AML. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by the U.S. Treasury Department Office of Foreign Assets Control ("OFAC"), these are typically known as the OFAC rules. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

        Failure of a financial institution to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Dividends and Other Transfers of Funds

        The Corporation is a legal entity separate and distinct from the Bank. Dividends from the Bank constitute the principal source of cash revenues to the Corporation. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Corporation. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan and lease losses. In addition, federal bank regulatory authorities can prohibit the Bank from paying dividends, depending upon the Bank's financial condition and compliance with capital and non-capital safety and soundness standards established under the Federal Deposit Insurance Act, as described below. Federal regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. See Note 19 of Notes to Consolidated Financial Statements for additional information.

        Federal law limits the ability of the Bank to extend credit to the Corporation or its other affiliates, to invest in stock or other securities thereof, to take such securities as collateral for loans, and to purchase assets from the Corporation or other affiliates. These restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Corporation or to or in any other affiliate are limited individually to 10 percent of the Bank's capital stock and surplus and in the aggregate to 20 percent of the Bank's capital stock and surplus. See Note 19 of Notes to Consolidated Financial Statements on page A-41 of this report.

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

Capital Adequacy and Prompt Corrective Action

        Each federal banking regulatory agency has adopted risk-based capital regulations under which a banking organization's capital is compared to the risk associated with its operations for both transactions reported on the balance sheet as assets as well as transactions which are off-balance sheet items, such as letters of credit and recourse arrangements. Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0 percent for asset categories with low credit risk, such as certain U.S. Treasury securities, to 100 percent for asset categories with relatively high credit risk, such as commercial loans.

        In addition to the risk-based capital guidelines, federal banking regulatory agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated composite 1 under the "Composite Uniform Financial Institutions Rating System ("CAMELS")" for banks, which indicates the lowest level of supervisory concern of the five categories used by the federal banking agencies to rate banking organizations ("5" being the highest level of supervisory concern), the minimum leverage ratio is 3 percent. For all banking organizations other than those rated composite 1 under the CAMELS system, the minimum leverage ratio is 4 percent. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios above the minimum levels. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

        At December 31, 2007, the Corporation and the Bank each exceeded the required risk-based capital ratios for classification as "well capitalized" as well as the required minimum leverage ratios. See "Management's Discussion and Analysis—Balance Sheet Analysis—Capital" on page 66 of this report.

        The Federal Deposit Insurance Act (FDICIA) requires federal bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution's treatment for purposes of the prompt corrective action provisions will depend on how its capital levels compare to various capital measures and certain other factors, as established by regulation. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank's assets at the time it become "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

        The existing U.S. federal bank regulatory agencies' risk-based capital guidelines are based upon the 1988 capital accord ("Basel I") of the Basel Committee on Banking Supervision ("BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply.

        The federal banking agencies have approved a final rule, effective April 1, 2008, to implement new risk-based capital requirements in the United States. These new requirements, often referred to as the "Basel II Accord," will, among other things, modify the capital charge applicable to credit risk and incorporate a capital charge for operational risk. The Basel II Accord also places greater reliance on market discipline than current standards. The Basel II standards will be mandatory with respect to banking organizations with total banking assets of $250 billion or more or total on-balance-sheet foreign exposure of $10 billion or more. Basel II's framework offers banks a choice of three methodologies for determining risk weights: (1) a "Standardized" approach, (2) an advanced internal ratings-based approach, and (3) an advanced measurements approach. Mandatory organizations may only use Basel II's most advanced methods.

        As of December 31, 2007, the Corporation would not have been mandatorily required to adopt the Basel II standards. Organizations, such as the Corporation, that do not meet the size criteria of a mandatory organization may choose voluntarily to comply with the more advanced requirements specified under the new capital framework and are called "opt in" organizations. "General" organizations, consisting of those institutions that choose not to "opt in," will continue to operate under existing risk-based capital rules, subject to any changes made to those standards.

        The banking agencies have issued a proposal that would allow the voluntary adoption of the Standardized approach to offer general organizations a set of regulatory capital requirements that have more risk sensitivity than the current Basel I rules, but less complexity than the Basel II advanced standards. The proposal would replace an earlier proposed rule in the area. Among other things, the proposal is being designed both to provide greater differentiation across corporate exposures based on borrowers' underlying credit quality and to recognize a broader spectrum of credit-risk mitigation techniques. It will establish fixed risk weights corresponding to each supervisory risk weight category and make use of the external credit assessments to enhance risk sensitivity compared with the current Basel Accord. The current goal is for the Standardized approach to be ready for implementation concurrently with the start of the first Basel II transition phase.

        The federal banking regulatory agencies are also considering revised capital standards that would apply to all financial institutions that are not subject to the Basel II Accord ("Basel 1A"), with the expressed intention to align those standards more closely with those that would be applicable to Basel II institutions. Among the key issues under consideration in connection with Basel 1A are: 1) the use of loan-to-value ratios to determine risk weights for most residential mortgages, 2) an increase in the number of risk weight categories to which credit exposures may be assigned, 3) expansion of the use of external credit ratings for certain externally-rated exposures, 4) expansion of the range of collateral and guarantors that may qualify as exposure for lower risk weights, and 5) assessment of a risk-based capital charge to reflect the risk in securitizations with early amortization provisions.

        At this time, the Corporation cannot predict the final form the optional Basel II Standardized approach will take, when it will be implemented, the effect that it might have on the Bank's financial condition or results of its operations, or how these effects might impact the Corporation. Accordingly, the Corporation has not yet determined whether it would opt to apply the Basel 1A or the Basel II provisions once they become effective.

Premiums for Deposit Insurance

        The Bank's deposit accounts are insured by the Deposit Insurance Fund ("DIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC"), up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

        The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2007 ranged from 5 to 43 cents per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's capital group is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. An institution's supervisory subgroup assignment is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. For 2007, the Bank was assessed at the lowest rate. In addition to its normal deposit insurance premium as a member of the DIF, the Bank must pay an additional premium toward the retirement of the Financing Corporation bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. In 2007, this premium was approximately $1.5 million, determined at the blended rate of 1.16 cents per $100 of insured deposits. The higher premiums assessed in 2007 were offset by credits allowed for institutions that were in existence as of December 31, 1996 and had previously paid deposit premiums or are successors to such institutions. Any further increase in the assessment rate in future years could have an adverse effect on the Company's earnings, depending on the amount of the increase.

Depositor Preference

        The Federal Deposit Insurance Act provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institutions, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Interstate Banking and Branching

        The Riegle-Neal Interstate Banking and Branching Act permits banks and bank holding companies from any state to acquire banks located in any other state, subject to certain conditions, including certain nationwide and state-imposed concentration limits. The Company also has the ability, subject to certain restrictions, to acquire branches outside its home state by acquisition or merger. The establishment of new interstate branches is also possible in those states with laws that expressly permit de novo branching. The Corporation has established or acquired banking operations outside its home state of California in the states of New York and Nevada.

Community Reinvestment Act

        Under the Community Reinvestment Act of 1977 ("CRA"), the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities and to take that record into account in its evaluation of certain applications by such institution, such as applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions or engage in certain activities pursuant to the GLB Act. An unsatisfactory rating may be the basis for denying the application. Based on its most recent examination report from January 2006, the Bank received an overall rating of "satisfactory." In arriving at the overall rating, the OCC rated the Bank's performance levels under CRA with respect to lending (high satisfactory), investment (outstanding) and service (high satisfactory).

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

        In addition, federal law and certain state laws (including California) currently contain client privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstance, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of "opt out" or "opt in" authorizations. Pursuant to the GLB Act and certain state laws (including California) companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.

Securities and Exchange Commission

        The Sarbanes-Oxley Act of 2002 ("SOX") imposed significant new requirements on publicly-held companies such as the Corporation, particularly in the area of external audits, financial reporting and disclosure, conflicts of interest, and corporate governance at public companies. The Company, like other public companies, has reviewed and reinforced its internal controls and financial reporting procedures in response to the various requirements of SOX and implementing regulations issued by the SEC and the New York Stock Exchange. The Company emphasized best practices in corporate governance before SOX and has continued to do so in compliance with SOX.

        The SEC regulations applicable to the Company's investment advisers cover all aspects of the investment advisory business, including compliance requirements, limitations on fees, record-keeping, reporting and disclosure requirements and general anti-fraud prohibitions.

Executive Officers of the Registrant

        Shown below are the names and ages of all executive officers of the Corporation and officers of the Bank who are deemed to be executive officers of the Corporation as of January 31, 2008, with indication of all positions and offices with the Corporation and the Bank.

Name	Age	Present principal occupation and principal occupation during the past five years
Russell D. Goldsmith (1)	57	President, City National Corporation since May 2005; Chief Executive Officer, City National Corporation and Chairman of the Board and Chief Executive Officer, City National Bank since October 1995; Vice Chairman of City National Corporation October 1995 to May 2005
Bram Goldsmith	84	Chairman of the Board, City National Corporation
Christopher J. Carey	53
		Executive Vice President and Chief Financial Officer, City National Corporation and City National Bank since July 2004; Executive Vice President and Chief Financial Officer, Provident Financial Group, November 1998 to June 2004
Christopher J. Warmuth	53	Executive Vice President, City National Corporation and President, City National Bank since May 2005; Executive Vice President and Chief Credit Officer, City National Bank June 2002 to May 2005
Michael B. Cahill	54	Executive Vice President, Corporate Secretary and General Counsel, City National Bank and City National Corporation since June 2001; Interim Senior Risk Management Officer, October 2003 to July 2004
Brian Fitzmaurice	47
		Executive Vice President and Chief Credit Officer, City National Bank since February 2006; Senior Risk Manager, Citibank West, FSB successor to California Federal Bank, FSB, November 2002 to February 2006; Senior Vice President and Chief Credit Officer, Commercial Banking, California Federal Bank, FSB, April 1998 to November 2002
Nancy Gilson	52
		Senior Vice President and Controller, City National Corporation and City National Bank since April 2005; Assistant Controller, City National Bank, December 2004 to April 2005; Vice President, Financial Reporting, California National Bank, October 2002 to December 2004

(1)
Russell Goldsmith is the son of Bram Goldsmith.

Available Information

        The Company's home page on the Internet is www.cnb.com. The Company makes its web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

        The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for its annual shareholder meetings, as well as any amendment to those reports, available free of charge through the Investor Relations page of its web site as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. More information about the Company can be obtained by reviewing the Company's SEC filings on its web site. Information about the Corporation's Board of Directors (the "Board") and its committees and the Company's corporate governance policies and practices is available on the Corporate Governance section of the Investor Relations page of the Company's web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Corporation.

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

        Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on the forward-looking statements, since they are based on current expectations. Actual results may differ materially from those currently expected or anticipated. Forward-looking statements are not guarantees of performance. By their nature, forward-looking statements are subject to risks, uncertainties, and assumptions. These statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made or to update earnings guidance including the factors that influence earnings. A number of factors, many of which are beyond the Company's ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include, without limitation, the significant factors set forth below.

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

        Our results would be adversely affected if we suffered higher than expected losses on our loans due to a slowing economy, real estate cycles or other economic events which could require us to increase our allowance for credit losses.    We assume credit risk from the possibility that we will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. We try to minimize and monitor this risk by adopting and implementing what we believe are effective underwriting and credit policies and procedures, including how we establish and review the allowance for loan and lease losses. We assess the likelihood of nonperformance, track loan performance, and diversify our credit portfolio. Those policies and procedures may still not prevent unexpected losses that could adversely affect our results. The Company continually monitors changes in the economy, particularly housing prices and unemployment rates. We also monitor the value of collateral, such as real estate, for loans made by us. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company's control, may require an increase in the allowance for loan and lease losses.

        General business and economic conditions may significantly affect our earnings.    Our business and earnings are sensitive to general business and economic conditions. These conditions include the characteristics and slope of the yield curve, inflation, available money supply, the value of the U.S. dollar as compared to foreign currencies, fluctuations in both debt and equity markets, and the strength of the U.S. economy and the local economies in which we conduct business. Changes in these conditions may adversely affect demand for our products and services, and may adversely affect the underlying financial strength and liquidity of our clients. A prolonged economic downturn could increase the number of clients who become delinquent or default on their loans. An increase in delinquencies or defaults could result in a higher level of nonperforming assets, charge-offs and provision for credit losses, which could adversely affect our earnings. A slowdown in real estate can adversely affect title and escrow deposit balances, a relatively low cost source of funds.

        A portion of the income generated by our Wealth Management division and asset management affiliates is subject to market valuation risks.    A substantial portion of trust and investment fee income is based on equity, fixed income and other market valuations. As a result, volatility in these markets can positively or negatively impact noninterest income.

        Bank clients could move their money to alternative investments causing us to lose a lower cost source of funding.    Demand deposits can decrease when clients perceive alternative investments, such as those available in our wealth management business, as providing a better risk/return tradeoff. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts offered by other financial institutions or non-bank service providers. When clients move money out of bank demand deposits and into other investments, we lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income.

        Significant changes in banking laws or regulations could materially affect our business.    The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. Parts of our business are also subject to federal and state securities laws and regulations. Significant changes in these laws and regulations would also affect our business. For further discussion of the regulation of financial services, see "Supervision and Regulation" and the discussion under Item 1, Business, "Economic Conditions, Government Policies, Legislation and Regulation."

        Increased competition from financial service companies and other companies that offer banking and wealth management services could negatively impact our business.    Increased competition in our market may result in reduced loans, deposits and/or assets under management. Many competitors offer the banking services and wealth management services that we offer in our service area. These competitors, both domestic and foreign, include national, regional, and community banks. We also face intense competition from many other types of financial institutions, including, without limitation, savings and loans, finance companies, brokerage firms, insurance companies, credit unions, private equity funds, mortgage banks, and other financial intermediaries. Banks, trust companies, investment advisors, mutual fund companies, multi-family offices and insurance companies compete with us for trust and asset management business. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that were traditionally offered only by banks.

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

        Changes in accounting standards or tax legislation.    Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board ("FASB") and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or elected representatives approve changes to tax laws. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

        Acquisition risks.    We have in the past and may in the future seek to grow our business by acquiring other businesses. We cannot predict the frequency, size or timing of our acquisitions, and we typically do not comment publicly on a possible acquisition until we have signed a definitive agreement. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. Integration of an acquired business can be complex and costly. If we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected.

        Impairment of goodwill or amortizable intangible assets associated with acquisitions would result in a charge to earnings.    Goodwill is evaluated for impairment at least annually, and amortizable intangible assets are evaluated for impairment annually or when events or circumstances indicate that the carrying value of those assets may not be recoverable. We may be required to record a charge to earnings during the period in which any impairment of goodwill or intangibles is determined.

        Operational risks.    The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficacy of our technology and information systems, operational infrastructure and relationships with third parties and our colleagues in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or systems failures, disruption of client operations and activities, ineffectiveness or exposure due to interruption in third party support as expected, as well as, the loss of key colleagues or failure on the part of key colleagues to perform properly.

        Negative public opinion could damage our reputation and adversely affect our earnings.    Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including activities in our private and business banking operations and investment and trust operations; our management of actual or potential conflicts of interest and ethical issues; and our protection of confidential client information. Negative public opinion can adversely affect our ability to keep and attract clients and can expose us to litigation and regulatory action. We take steps to minimize reputation risk in the way we conduct our business activities and deal with our clients, communities and vendors.

Item 1B—Unresolved Staff Comments

        The Company has no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2007 fiscal year and that remain unresolved.

Item 2.    Properties

        The Company has its principal offices in the City National Center, 400 North Roxbury Drive, Beverly Hills, California 90210, which the Company owns and occupies. The property has a market value in excess of its depreciated value included in the Company's financial statements. As of December 31, 2007, the Bank owned four other banking office properties in Riverside and Sun Valley, California and in Cheyenne and Carson Valley, Nevada. In addition to the properties owned, the Company actively maintains operations in 54 banking offices and certain other properties.

        The Bank leases approximately 391,000 rentable square feet of commercial office space in downtown Los Angeles in the office tower located at 555 S. Flower Street ("City National Tower" and together with the three story plaza building adjacent to City National Tower at 525 S. Flower Street, "City National Plaza"). City National Tower serves as the Bank's administrative center, bringing together more than 24 departments. In addition, City National Plaza houses the Company's Downtown Los Angeles Regional Center, offering extensive private and business banking and wealth management capabilities.

        The remaining banking offices and other properties are leased by the Bank. Total annual rental payments (exclusive of operating charges and real property taxes) are approximately $26 million, with lease expiration dates for office facilities ranging from 2008 to 2022, exclusive of renewal options.

Item 3.    Legal Proceedings

        The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, does not believe that the outcome of such lawsuits will have a material adverse effect upon the Company.

        The Corporation is not aware of any material proceedings to which any director, officer, or affiliate of the Corporation, any owner of record or beneficially of more than 5 percent of the voting securities of the Corporation as of December 31, 2007, or any associate of any such director, officer, affiliate of the Corporation, or security holder is a party adverse to the Corporation or any of its subsidiaries or has a material interest adverse to the Corporation or any of its subsidiaries.

Item 4.    Submission of Matters to a Vote of Security Holders

        There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

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

Quarter Ended	High	Low	Dividends Declared
2007
March 31	$75.39	$68.00	$0.46
June 30	78.39	72.30	0.46
September 30	78.00	69.00	0.46
December 31	72.97	59.10	0.46
2006
March 31	$78.25	$71.95	$0.41
June 30	78.25	60.02	0.41
September 30	68.41	63.69	0.41
December 31	71.29	65.34	0.41

        As of January 31, 2008, the closing price of the Corporation's stock on the New York Stock Exchange was $56.88 per share. As of that date, there were approximately 2,166 holders of record of the Corporation's common stock. On January 24, 2008, the Board of Directors authorized a regular quarterly cash dividend on its common stock at a rate of $0.48 per share payable on February 20, 2008 to all shareholders of record on February 6, 2008.

        For a discussion of dividend restrictions on the Corporation's common stock, see Note 19 of the Notes to Consolidated Financial Statements on page A-41 of this report.

        The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2007.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/07 - 10/31/07	68,500	$65.57	68,500		851,300
11/1/07 - 11/30/07	164,400	$63.50	164,400		686,900
12/1/07 - 12/31/07	125,000	$59.87	125,000		561,900

	357,900	$62.63	357,900	(1)	561,900	(1)

(1)
On August 7, 2007, the Company's Board of Directors authorized the Company to repurchase 1 million additional shares of the Company's stock following completion of its previously approved stock buyback initiative. Unless terminated earlier by resolution of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. During the fourth quarter of 2007, the Company repurchased an aggregate of 357,900 shares of our common stock pursuant to the repurchase program that we publicly announced on August 7, 2007, and there are 561,900 shares remaining to be purchased as of December 31, 2007. We received no shares in payment for the exercise price of stock options.

Item 6.    Selected Financial Data

        The information required by this item appears on page 27, under the caption "Selected Financial Information," and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item appears on pages 28 through 66, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information required by this item appears on pages 48 through 52, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item appears on page 68 under the captions "2007 Quarterly Operating Results" and "2006 Quarterly Operating Results," and on page A-4 through A-50 and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management's Report on Internal Control over Financial Reporting

        Management's Report on Internal Control Over Financial Reporting appears on page A-1 of this report. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. That report appears on page A-2.

Changes in Internal Controls

        There was no change in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or was reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G (3).

        The additional information required by this item will appear in the Corporation's definitive proxy statement for the 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2008 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 11.    Executive Compensation

        The information required by this item will appear in the 2008 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2008 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will appear in the 2008 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2008 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item will appear in the 2008 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2008 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period. Also see Note 6 to Notes to Consolidated Financial Statements on page A-22 of this report.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will appear in the 2008 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2008 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

1.	Financial Statements:
	Management's Report on Internal Control Over Financial Reporting	A-1
	Report of Independent Registered Public Accounting Firm	A-2
	Report of Independent Registered Public Accounting Firm	A-3
	Consolidated Balance Sheet at December 31, 2007 and 2006	A-4
	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2007	A-5
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007	A-6
	Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2007	A-7
	Notes to Consolidated Financial Statements	A-8
2.	All other schedules and separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted because they are not applicable.
3.	Exhibits
3.	(a)	Restated Certificate of Incorporation (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
	(b)	Form of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
	(c)	Bylaws, as amended to date (This Exhibit is incorporated by reference from the Registrant's Report of Unscheduled Material events on Form 8-K filed September 21, 2007.)
4.	(a)	Specimen Common Stock Certificate for Registrant.
	(b)	6.75 percent Subordinated Notes Due 2011 in the principal amount of $150.0 million (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
	(c)	Indenture dated as of February 13, 2003 between Registrant and U.S. Bank National Association, as Trustee pursuant to which Registrant issued its 5.125 percent Senior Notes due 2013 in the principal amount of $225.0 million and form of 5.125 percent Senior Note due 2013
	(d)	Certificate of Amendment of Articles of Incorporation of CN Real Estate Investment Corporation Articles of Incorporation
	(e)	CN Real Estate Investment Corporation Bylaws (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
	(f)	CN Real Estate Investment Corporation Servicing Agreement (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
	(g)	CN Real Estate Investment Corporation II Articles of Amendment and Restatement
	(h)	CN Real Estate Investment Corporation II Amended and Restated Bylaws

10.	(a)*	Employment Agreement made as of May 15, 2003, by and between Bram Goldsmith, and the Registrant and City National Bank. (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
	(b)*	Amendment to Employment Agreement dated as of May 15, 2005 by and between Bram Goldsmith and City National Corporation and City National Bank. (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
	(c)*	Second Amendment to Employment Agreement for Bram Goldsmith dated as of May 15, 2007, among Bram Goldsmith, City National Corporation and City National Bank. (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
	(d)*	Employment Agreement made as of June 30, 2006 by and between Russell Goldsmith and the Registrant and City National Bank (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
	(e)*	1995 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005)
	(f)*	Amendment to 1995 Omnibus Plan (This Exhibit is incorporated by reference form the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
	(g)*	Amended and Restated Section 2.8 of 1995 Omnibus Plan.
	(h)*	1999 Omnibus Plan (This Exhibit is incorporated by reference from the Registrants Annual Report on Form 10-K for the year ended December 31, 2004).
	(i)*	Amended and Restated 2002 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Shareholders held on April 28, 2004).
	(j)*	Amended and Restated 1999 Variable Bonus Plan (This Exhibit is incorporated by reference from the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Shareholders held on April 28, 2004).
	(k)*	Form of Indemnification Agreement for directors and executive officers of the Company. (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
	(l)*	2000 City National Bank Executive Deferred Compensation Plan. (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.)
	(m)*	Amendment Number 3 to 2000 City National Bank Executive Deferred Compensation Plan.
	(n)*	Form of Change of Control Agreement for members of City National Bank executive committee (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
	(o)*	2000 City National Bank Director Deferred Compensation Plan. (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.)
	(p)*	Amendment Number 2 to 2000 City National Bank Director Deferred Compensation Plan.
	(q)*	City National Bank Executive Management Bonus Plan. (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.)
	(r)*	City National Corporation 2001 Stock Option Plan. (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.)

(s)*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
(t)*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee and Board Approval) (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
(u)*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee Approval)) (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
(v)*	Form of Restricted Stock Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan) (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
(w)*	Form of Director Stock Option Agreement Under the City National Corporation Amended and Restated 2002 Omnibus plan (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
(x)*	City National Corporation 2006 Compensatory Agreement with CEO and Named Executive Officers filed in current report on Form 8-K dated March 1, 2006 (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
(y)*	First Amendment to the City National Corporation Amended and Restated 2002 Omnibus Plan. (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
(z)*	Form of Stock Option Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants). (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
10.1*	Form of Restricted Stock Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants). (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
10.2*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants). (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
10.3*	Form of Restricted Stock Unit Award Agreement (Cash Only Award) Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement (Cash Only Award) Addendum. (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).

10.4	Lease dated September 30, 1996 between Citinational-Buckeye Building Co. and City National Bank, as amended by that certain First Lease Addendum dated as of May 1, 1998, by that certain Second Lease Addendum dated as of November 13, 1998, by that certain Third Lease Addendum dated as of November 1, 2002 and the 2003 Lease Supplement (as herein defined) (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
10.5	Lease dated November 1, 2002, between Citinational-Buckeye Building Co. and City National Bank as amended by the 2003 Lease Supplement (as herein defined)) (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
10.6	Lease dated August 1, 2000, between Citinational-Buckeye Building Co. and City National Bank, as amended by that certain First Lease Addendum dated as of November 1, 2002, and the 2003 Lease Supplement (as herein defined)) (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
10.7	Lease Supplement, dated May 28, 2003 (the "2003 Lease Supplement"), by and between Citinational Buckeye Building Co and City National Bank) (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
10.8	Lease dated November 19, 2003 between TPG Plaza Investments and City National Bank (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)) (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
February 27, 2008	By:	/s/ RUSSELL D. GOLDSMITH Russell D. Goldsmith President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUSSELL D. GOLDSMITH Russell D. Goldsmith (Principal Executive Officer)	President/Chief Executive Officer/Director	February 27, 2008
/s/ CHRISTOPHER J. CAREY Christopher J. Carey (Principal Financial Officer and Principal Accounting Officer)	Executive Vice President and Chief Financial Officer	February 27, 2008
/s/ BRAM GOLDSMITH Bram Goldsmith	Chairman of the Board/Director	February 27, 2008
/s/ CHRISTOPHER J. WARMUTH Christopher J. Warmuth	Executive Vice President/Director	February 27, 2008
/s/ RICHARD L. BLOCH Richard L. Bloch	Director	February 27, 2008
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	February 27, 2008

/s/ ASHOK ISRANI Ashok Israni	Director	February 27, 2008
/s/ LINDA M. GRIEGO Linda M. Griego	Director	February 27, 2008
/s/ MICHAEL L. MEYER Michael L. Meyer	Director	February 27, 2008
/s/ RONALD L. OLSON Ronald L. Olson	Director	February 27, 2008
/s/ BRUCE ROSENBLUM Bruce Rosenblum	Director	February 27, 2008
/s/ PETER M. THOMAS Peter M. Thomas	Director	February 27, 2008
/s/ KENNETH ZIFFREN Kenneth Ziffren	Director	February 27, 2008

FINANCIAL HIGHLIGHTS

Dollars in thousands, except per share amounts (1)	2007	2006	Percent change
FOR THE YEAR
Net income	$222,713	$233,523	(5)%
Net income per common share, basic	4.62	4.82	(4)
Net income per common share, diluted	4.52	4.66	(3)
Dividends per common share	1.84	1.64	12
AT YEAR END
Assets	$15,889,290	$14,884,309	7
Securities	2,756,010	3,101,154	(11)
Loans and leases	11,630,638	10,386,005	12
Deposits	11,822,505	12,172,816	(3)
Shareholders' equity	1,655,607	1,490,843	11
Book value per common share	34.61	31.39	10
AVERAGE BALANCES
Assets	$15,370,764	$14,715,512	4
Securities	2,833,489	3,488,005	(19)
Loans and leases	11,057,411	9,948,363	11
Deposits	12,236,383	11,869,927	3
Shareholders' equity	1,599,488	1,460,792	9
SELECTED RATIOS
Return on average assets	1.45%	1.59%	(9)
Return on average shareholders' equity	13.92	15.99	(13)
Corporation's tier 1 leverage	7.97	8.81	(10)
Corporation's tier 1 risk-based capital	9.31	11.09	(16)
Corporation's total risk-based capital	11.27	13.60	(17)
Period-end shareholders' equity to period-end assets	10.42	10.02	4
Dividend payout ratio, per share	40.13	34.31	17
Net interest margin	4.45	4.58	(3)
Efficiency ratio (2)	58.21	55.97	4
ASSET QUALITY RATIOS
Nonaccrual loans to total loans and leases	0.65%	0.20%	225
Nonaccrual loans and OREO to total loans and leases and OREO	0.65	0.20	225
Allowance for loan and lease losses to total loans and leases	1.45	1.50	(3)
Allowance for loan and lease losses to nonaccrual loans	223.03	743.88	(70)
Net (charge-offs)/recoveries to average loans	(0.08)	0.03	NM
AT YEAR END
Assets under management (3)	$37,268,529	$27,634,473	35
Assets under management or administration (3)	58,506,256	48,458,981	21

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

(2)
The efficiency ratio is defined as noninterest expense excluding OREO expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

(3)
Excludes $12.4 billion and $9.1 billion of assets under management for the asset manager in which the Company holds a minority ownership interest as of December 31, 2007 and December 31, 2006, respectively.

SELECTED FINANCIAL INFORMATION

	As of or for the year ended December 31,
Dollars in thousands, except per share data (1)
	2007	2006	2005	2004	2003
Statement of Income Data:
Interest income	$894,101	$826,315	$716,166	$602,180	$573,465
Interest expense	285,829	220,405	106,125	58,437	61,110

Net interest income	608,272	605,910	610,041	543,743	512,355
Provision for credit losses	20,000	(610)	—	—	29,000
Noninterest income	303,202	242,370	210,368	186,410	179,485
Noninterest expense	529,245	476,046	438,178	395,410	364,178
Minority interest	8,856	5,958	5,675	4,992	4,039

Income before taxes	353,373	366,886	376,556	329,751	294,623
Income taxes	130,660	133,363	141,821	123,429	107,946

Net income	$222,713	$233,523	$234,735	$206,322	$186,677

Per Share Data:
Net income per share, basic	4.62	4.82	4.77	4.21	3.84
Net income per share, diluted	4.52	4.66	4.60	4.04	3.72
Dividends per share	1.84	1.64	1.44	1.28	0.97
Book value per share	34.61	31.39	29.55	27.39	24.85
Shares used to compute income per share, basic	48,234	48,477	49,159	48,950	48,643
Shares used to compute income per share, diluted	49,290	50,063	51,062	51,074	50,198
Balance Sheet Data—At Period End:
Assets	$15,889,290	$14,884,309	$14,581,809	$14,231,500	$13,028,213
Securities	2,756,010	3,101,154	4,010,757	4,142,430	3,409,262
Loans and leases	11,630,638	10,386,005	9,265,602	8,481,277	7,882,742
Interest-earning assets	14,544,176	13,722,062	13,520,922	13,333,792	11,985,678
Deposits	11,822,505	12,172,816	12,138,472	11,986,915	10,937,063
Shareholders' equity	1,655,607	1,490,843	1,457,957	1,348,522	1,219,256
Balance Sheet Data—Average Balances:
Assets	$15,370,764	$14,715,512	$14,161,241	$13,395,993	$12,156,145
Securities	2,833,489	3,488,005	4,028,332	3,641,615	2,929,699
Loans and leases	11,057,411	9,948,363	8,875,358	8,106,657	7,729,150
Interest-earning assets	14,054,123	13,568,255	13,047,244	12,322,193	11,159,034
Deposits	12,236,383	11,869,927	11,778,839	11,275,017	10,045,267
Shareholders' equity	1,599,488	1,460,792	1,389,700	1,262,560	1,147,477
Asset Quality:
Nonaccrual loans	$75,561	$20,883	$14,400	$34,638	$42,273
OREO	—	—	—	—	—

Total nonaccrual loans and OREO	$75,561	$20,883	$14,400	$34,638	$42,273

Performance Ratios:
Return on average assets	1.45%	1.59%	1.66%	1.54%	1.54%
Return on average shareholders' equity	13.92	15.99	16.89	16.34	16.27
Net interest spread	2.91	3.18	3.99	4.12	4.30
Net interest margin	4.45	4.58	4.79	4.54	4.74
Period-end shareholders' equity to period-end assets	10.42	10.02	10.00	9.48	9.36
Dividend payout ratio, per share	40.13	34.31	30.03	30.50	25.33
Efficiency ratio	58.21	55.97	53.29	53.83	52.14
Asset Quality Ratios:
Nonaccrual loans to total loans and leases	0.65%	0.20%	0.16%	0.41%	0.54%
Nonaccrual loans and OREO to total loans and leases and OREO	0.65	0.20	0.16	0.41	0.54
Allowance for loan and lease losses to total loans and leases	1.45	1.50	1.66	1.75	1.98
Allowance for loan and lease losses to nonaccrual loans	223.03	743.88	1,069.33	428.91	369.13
Net (charge-offs)/recoveries to average total loans and leases	(0.08)	0.03	0.10	(0.07)	(0.36)

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

        City National Corporation, through its primary subsidiary, City National Bank (the "Bank"), provides private and business banking services, including investment and trust services to mid-size businesses, entrepreneurs, professionals and affluent individuals. The Bank is the largest independent commercial bank headquartered in Los Angeles. For over fifty years, the Bank has served clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate clients' use, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking and other products and services. The Company also lends, invests and provides services in accordance with its Community Reinvestment Act commitment. Through the Company's asset management firms, subsidiaries of the Corporation, and Wealth Management Services, a division of the Bank, the Company offers 1) investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management; 2) personal and business trust and investment services, including employee benefit trust services; 401(k) and defined benefit plan administration, and; 3) estate and financial planning and custodial services. The Bank also advises and markets mutual funds under the name of CNI Charter Funds.

        City National Corporation ("the Corporation") is the holding company for the Bank. References to the "Company" mean the Corporation and its subsidiaries including the Bank. The financial information presented herein includes the accounts of the Corporation, its non-bank subsidiaries, the Bank, and the Bank's wholly owned subsidiaries. All material transactions between these entities are eliminated.

        See "Cautionary Statement for Purposes of the 'Safe Harbor' Provision of the Private Securities Litigation Reform Act of 1995," on page 67 in connection with "forward-looking" statements included in this report.

        Over the last three years, the Company's total assets and loans have grown by 12 percent and 37 percent, respectively. The growth in loans occurred primarily in commercial and residential mortgage loans, and includes the acquisition of Business Bank of Nevada in the first quarter of 2007. Deposit balances decreased modestly for the same period primarily due to lower title and escrow deposits resulting from the nationwide slowdown in the housing market.

        The Company continues to experience strong growth in noninterest income which increased by 25 percent from 2006 and 44 percent from 2005 primarily due to growth in trust and investment fees. Noninterest income increased to 33 percent of total revenue in 2007 up from 29 percent of total revenue in 2006. The increase in noninterest income reflects internal growth as well as the acquisition of Independence Investments, LLC, in 2006 and Convergent Wealth Advisors in 2007.

        On February 28, 2007, the Company completed the acquisition of Business Bank Corporation ("BBC"), the parent of Business Bank of Nevada ("BBNV") and an unconsolidated subsidiary, Business Bancorp Capital Trust I, in a cash and stock transaction valued at $167 million. BBNV operated as a wholly owned subsidiary of City National Corporation until after the close of business on April 30, 2007, at which time it was merged into the Bank. BBC had assets of $496 million, loans of $395 million and deposits of $441 million on the date of acquisition.

        On May 1, 2007, the Corporation completed the acquisition of Lydian Wealth Management in an all-cash transaction. The investment advisory firm is headquartered in Rockville, Maryland and now manages or advises on client assets totaling $8.9 billion. Lydian Wealth Management changed its name to Convergent Wealth Advisors ("Convergent Wealth") and became a subsidiary of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003. All of the senior executives of Convergent Wealth signed employment agreements and acquired a significant minority ownership interest in Convergent Wealth.

CAPITAL ACTIVITY

        In 2005, the Company repurchased 630,500 shares of its common stock under a 1 million share buyback program approved by the Board of Directors in March 2004, and the remaining 369,500 shares were repurchased in 2006. On April 26, 2006 the Board of Directors authorized the repurchase of 1.5 million additional shares of City National Corporation stock, following the completion of the March 24, 2004 buyback initiative. The buyback was completed in August 2006 at an average cost of $69.04. On July 6, 2006, the Board of Directors authorized the repurchase of 1.5 million additional shares of City National Corporation stock, following the completion of the April 26, 2006 buyback initiative. In 2006, 442,300 shares were repurchased under this program at an average cost of $66.24. On August 7, 2007, the Company's Board of Directors authorized the Company to repurchase 1 million additional shares of the Company's stock following completion of its previously approved stock buyback initiative. The Company repurchased an aggregate of 1,495,800 shares of common stock in 2007 at an average price of $69.47. The shares purchased under the buyback programs may be reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. On January 24, 2008, the Board of Directors authorized the repurchase of an additional 1 million shares of City National Corporation stock, following the completion of the August 7, 2007 buyback initiative. At January 31, 2008, 1,561,900 additional shares could be repurchased under the existing authority.

        The Corporation paid dividends of $1.84 per share of common stock in 2007 and $1.64 per share of common stock in 2006. On January 24, 2008, the Board of Directors authorized a regular quarterly cash dividend on common stock at an increased rate of $0.48 per share (or $1.92 per share for the year) to shareholders of record on February 6, 2008 payable on February 20, 2008. This reflects a 4 percent increase over the $0.46 per share paid in November 2007.

CRITICAL ACCOUNTING POLICIES

        The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles ("GAAP"). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities, and revenues and expenses included in the consolidated financial statements. Circumstances and events that differ significantly from those underlying the Company's estimates and assumptions could cause actual financial results to differ from the estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options and restricted stock, income taxes, goodwill and intangible asset impairment and the valuation of financial assets and liabilities reported at fair value.

        Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements and management has discussed these policies with the Audit Committee.

        Management believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of its consolidated financial statements:

Accounting for securities

        All securities other than trading securities are classified as available-for-sale and are valued at fair value. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included as separate components of comprehensive income, net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method. Trading securities are valued at fair value with any unrealized gains or losses included in income.

        If available, quoted market prices provide the best indication of value. If quoted market prices are not available for fixed-maturity securities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and maturity of the securities. The determination of market or fair value considers various factors, including time value and volatility factors; price activity for equivalent instruments; counterparty credit quality; and the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions. Changes in assumptions could affect the fair values of investments.

        For the substantial majority of the Company's investments, fair values are determined based upon externally verifiable quoted prices. Using this information, the Company conducts quarterly reviews to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. Deteriorating global, regional or specific issuer-related economic conditions could adversely affect these values. The Company considers such factors as the length of time and the extent to which the market value has been less than cost and the Company's intent with regard to the securities in evaluating securities for other-than-temporary impairment. The value of securities is reduced when the declines are considered other-than-temporary, and a new cost basis is established for the securities. Any other-than-temporary impairment loss is included in net income.

Accounting for the allowance for loan and lease losses and reserve for off-balance sheet credit commitments

        The Company accounts for the credit risk associated with lending activities through its allowances for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the income statement to adjust the allowance and reserve to the levels deemed appropriate by management, as determined through application of the Company's allowance methodology procedures. The provision for credit losses reflects management's judgment of the adequacy of the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments. It is determined through quarterly analytical reviews of the loan and commitment portfolios and consideration of such other factors as the Company's loan and lease loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values, and current economic conditions, as well as the results of the Company's ongoing credit review process. As conditions change, our level of provisioning and the allowance for loan and lease losses and reserve for off-balance sheet credit commitments may change.

        Nonperforming loans greater than $500,000 are individually evaluated for impairment based upon the borrower's overall financial condition, resources, and payment record, and the prospects for support from any financially responsible guarantors. In addition, the allowance for loan and lease losses attributed to these impaired loans considers all available evidence, including as appropriate, the probability that a specific loan will default, the expected exposure of a loan at default, an estimate of loss given default, the present value of the expected future cash flows discounted using the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral.

        For commercial, non-homogenous loans that are not impaired, the bank derives loss factors via a process that begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance homogeneous loans including residential first mortgages, installment, revolving credit and most other consumer loans is collectively evaluated for loss potential. Management also establishes a qualitative reserve that considers overall portfolio indicators, including current and historical credit losses; delinquent, nonperforming and classified loans; trends in volumes and terms of loans; and an evaluation of overall credit quality and the credit process, including lending policies and procedures, economic, geographical, product and other environmental factors. Management also considers trends in internally risk-rated exposures, classified exposures, cash-basis loans, and historical and forecasted write-offs; as well as a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit-limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

        The quantitative portion of the allowance for loan and lease losses is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance. The qualitative portion of the allowance attempts to incorporate the risks inherent in the portfolio, economic uncertainties, competition, regulatory requirements and other subjective factors including industry trends, changes in underwriting standards, decline in the value of collateral for collateral dependent loans and existence of concentrations. The reserve for off-balance sheet credit commitments is established by converting the off-balance sheet exposures to a loan equivalent amount and then applying the methodology used for loans described above.

Accounting for goodwill and other intangible assets

        The Company accounts for acquisitions using the purchase method of accounting. Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Management utilizes various valuation techniques including discounted cash flow analyses to determine these fair values. Any excess of the purchase price over amounts allocated to acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill.

        Goodwill and intangible assets are evaluated at least annually for impairment or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that impairment may exist. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. If the fair value of the reporting unit including goodwill is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. For purposes of the goodwill impairment test, fair value techniques based on multiples of earnings or book value are used to determine the fair value of the Company's reporting units. The multiples used in these calculations are consistent with current industry practice for valuing similar types of companies.

        Intangible assets include core deposit intangibles and client contract intangibles (combined, customer-relationship intangibles) originating from acquisitions of financial services firms. These assets are amortized over their estimated useful lives. Impairment testing of these assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset exceeds its fair value at the date of the impairment test. The fair value of a reporting unit is the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from customer-relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets.

        If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset.

Accounting for derivatives and hedging activities

        As part of its asset and liability management strategies, the Company uses interest-rate swaps to reduce cash flow variability and to moderate changes in the fair value of financial instruments. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), the Company recognizes derivatives as assets or liabilities on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

        In accordance with SFAS 133, the Company documents its hedging relationships, including identification of the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a "fair value hedge" which is a hedge of a recognized asset or liability, (ii) a "cash flow hedge" which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an "undesignated hedge", a derivative instrument not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statements of income. All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet. The Company did not have any significant undesignated hedges during 2007 or 2006.

        Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in SFAS 133) in offsetting changes in either the fair value or cash flows of the hedged item. Retroactive effectiveness is assessed, as well as the expectation that the hedge will remain effective prospectively.

        For cash flow hedges, in which derivatives hedge the variability of cash flows (interest payments) on loans that are indexed to U.S. dollar LIBOR or to the Bank's prime interest rate, the effectiveness is assessed prospectively at the inception of the hedge, and prospectively and retrospectively at least quarterly thereafter. Ineffectiveness of the cash flow hedges is measured using the hypothetical derivative method described in Derivatives Implementation Group Issue G7, "Measuring the Ineffectiveness of a Cash Flow Hedge of Interest Rate Risk under Paragraph 30(b) When the Shortcut Method is not Applied." For cash flow hedges, the effective portion of the changes in the derivatives' fair value is not included in current earnings but is reported as other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in other comprehensive income is recognized on the same line in the consolidated statements of income as the hedged item, i.e., included in interest income on loans. Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in other noninterest income in the consolidated statements of income.

        For fair value hedges, the Company uses interest-rate swaps to hedge the fair value of certain certificates of deposits, subordinated debt and other long-term debt. The certificates of deposit are single maturity, fixed-rate, non-callable, negotiable certificates of deposit that pay interest only at maturity and contain no compounding features. The certificates cannot be redeemed early except in the case of the holder's death. The interest-rate swaps are executed at the time the deposit transactions are negotiated. Interest-rate swaps are structured so that all key terms of the swaps match those of the underlying deposit or debt transactions, therefore ensuring there is no hedge ineffectiveness at inception. The Company ensures that the interest-rate swaps meet the requirements for utilizing the short cut method in accordance with paragraph 68 of SFAS 133 and maintains appropriate documentation for each interest-rate swap. On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and the hedging counterparties are evaluated to ensure that there are no adverse developments regarding counterparty default, thus ensuring continuous effectiveness. For these fair value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings, on the same line in the consolidated statements of income as the related hedged item.

        The fair values of the interest-rate swaps are determined from verifiable third-party sources that have considerable experience with the interest-rate swap market. For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest-rate swaps is recorded as an adjustment to net interest income for the hedged items.

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

Accounting for stock-based compensation

        The Company grants stock options, restricted stock and restricted stock units to employees in order to leverage the success of the Company by providing a means of aligning employees' interests with the interests of shareholders in increasing shareholder value, and by attracting, motivating, retaining, and rewarding key employees. The stock-based compensation plans are authorized and administered by the Compensation, Nominating & Governance Committee of the Board of Directors ("the Committee"). Awards may be granted to eligible employees, and shall not exceed 500,000 shares to an employee during any one-year period. Non-qualified and incentive options are issued with an exercise price equal to the market price of the Company's stock on the grant date. The options generally vest evenly over a four-year period, beginning on the first anniversary of the grant date, and have a term of ten years. Unvested options are forfeited upon termination of employment, except in the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006, or upon the death of an employee, at which point the remaining unvested options are automatically vested. Certain options and stock awards provide for accelerated vesting if there is a change of control (as defined in the City National Corporation 2002 Amended and Restated Omnibus Plan). All unexercised options expire ten years from the grant date.

        On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), Share Based Payment, ("SFAS 123R") which replaced SFAS 123 and superseded APB 25. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted stock, based on the fair value of the award on the grant date. This cost must be recognized in the income statement over the vesting period of the award.

        The Company adopted SFAS 123R effective January 1, 2006. The Company previously applied APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans, and accordingly, no compensation cost had been recognized for stock options in the periods prior to January 1, 2006. The Company applied the Modified Prospective Application in its implementation of the accounting standard. In 2006, the Company recognized stock-based compensation expense on new awards and on existing awards that were modified, repurchased or cancelled after January 1, 2006, and on existing awards that were not fully vested as of the date of adoption, but did not restate prior periods. The Company did not make any modifications to outstanding stock options prior to the adoption of SFAS 123R. Pro forma net income for 2005 and earnings per share information for the current and prior years is provided in Note 11.

        Since 2003, stock-based compensation performance awards granted to colleagues of the Company have included grants of restricted stock or restricted stock units and fewer stock options. This reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues. Restricted stock awards vest over a five-year period during which time the holder receives dividends and has full voting rights. Twenty-five percent of the restricted stock awards vest two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. Restricted stock is valued at the closing price of the Company's stock on the date of award. The portion of the market value of the restricted stock related to the current service period is recognized as compensation expense. The portion of the market value of the restricted stock relating to future service periods is included in deferred equity compensation and is amortized over the remaining vesting period on a straight-line basis.

        The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses certain assumptions. The Company evaluates exercise behavior and values options separately for executive and non-executive employees. Expected volatilities are based on the historical volatility of the Company's stock. The Company uses historical data to predict option exercise and employee termination behavior. The expected term of options granted is derived from the actual historical exercise activity over the past 20 years and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is equal to the dividend yield of the Company's stock at the time of the grant. As a practice, the exercise price of the Company's stock option grants equals the closing market price of the common stock on the date of the grant.

        The actual value, if any, which a grantee may realize will depend upon the difference between the option exercise price and the market price of the Company's common stock on the date of exercise.

Accounting for Income Taxes

        The calculation of the Company's income tax provision and related tax accruals requires the use of estimates and judgments. The provision for income taxes is based on amounts reported in the consolidated statements of income which are adjusted to reflect the permanent and temporary differences in the tax and financial accounting for certain assets and liabilities.

        Deferred income taxes represent the tax effect of the differences in tax and financial reporting basis arising from temporary differences in accounting treatment. On a quarterly basis, management evaluates its deferred tax assets to determine if these tax benefits are expected to be realized in future periods. This determination is based on facts and circumstances, including the Company's current and future tax outlook. To the extent a deferred tax asset is no longer considered "more likely than not" to be realized, a valuation allowance is established.

        Accrued income taxes represent the estimated amounts due or received from the various taxing jurisdictions where the Company has established a business presence. The balance also includes a contingent reserve for potential taxes, interest and penalties related to uncertain tax positions. On a quarterly basis, management evaluates the contingent tax accruals to determine if they are sufficient based on a probability assessment of potential outcomes. The determination is based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance and the status of tax audits.

RECENT DEVELOPMENTS

        Continued upheaval in the credit markets has negatively affected the nation's economy with significant impact on the residential mortgage and for-sale housing sectors. Large housing inventories and increasing numbers of foreclosures will continue to drive the downturn in the housing market. In addition, higher oil prices and increases in unemployment will impact economic growth in the near term.

2007 HIGHLIGHTS

  •
  Consolidated net income for 2007 was $222.7 million, or $4.52 per diluted common share, compared with $233.5 million, or $4.66 per diluted common share, in 2006. The decrease in net income is largely due to a $20.0 million, or $11.6 million after tax, provision for credit losses recorded in the fourth quarter. This was the first provision for loan losses recorded by the Company in almost four years and reflects significant loan growth, as well as the turmoil in the for-sale housing market.

  •
  Full-year revenue increased to $911.5 million, an increase of 7 percent from $848.3 million for 2006.

  •
  Fully taxable-equivalent net interest income reached $625.0 million in 2007, up slightly from $621.4 million for 2006. The Company's prime lending rate averaged 8.05 percent for 2007 compared with 7.96 percent for 2006.

  •
  Noninterest income reached $303.2 million in 2007, up 25 percent from the previous year due to the acquisition of Convergent Wealth Advisors, as well as growth in trust and investment, cash management and international service fees. Noninterest income grew 13 percent from 2006 excluding the acquisition of Convergent Wealth Advisors in mid-2007 and Independence Investments in the second quarter of 2006. Noninterest income accounted for 33 percent of the Company's revenue in 2007, up from 29 percent in 2006.

  •
  The Company's effective tax rate was 36.9 percent for the year, slightly higher than the 36.4 percent rate in 2006, due to a decrease in tax benefits from investments in affordable housing partnerships and an income tax expense of approximately $0.7 million related to the expected resolution of two pending tax matters.

  •
  Total assets at December 31, 2007 reached $15.9 billion, up 7 percent from $14.9 billion at the end of 2006 and up 2 percent from the third quarter of 2007. The increase in total assets is primarily attributable to loan growth and the first-quarter 2007 acquisition of Business Bank of Nevada.

  •
  Total average assets increased to $15.4 billion for 2007 from $14.7 billion for 2006, an increase of 4 percent.

  •
  The return on average assets was 1.45 percent for 2007 compared with 1.59 percent for 2006. The return on average shareholders' equity was 13.92 percent for 2007 compared with 15.99 percent for the prior year.

  •
  Average loan balances grew by 11 percent to $11.1 billion for 2007 compared with $9.9 billion for 2006.

  •
  Nonaccrual loans totaled $75.6 million as of December 31, 2007, compared with $20.9 million at December 31, 2006. Net loan charge-offs were $8.5 million in 2007, compared with net loan recoveries of $2.8 million in 2006. The increase in nonaccruals and net charge-offs occurred primarily in the Company's for-sale housing construction portfolio.

  •
  Average securities for 2007 totaled $2.8 billion, a decrease of 19 percent from $3.5 billion for 2006. The average duration of the total available-for-sale securities portfolio at December 31, 2007 was 3.4 years, compared with 3.3 years at December 31, 2006.

  •
  Average deposits totaled $12.2 billion for 2007, a 3 percent increase from average deposits of $11.9 billion in 2006. The increase is due in large part to the acquisition of the Business Bank of Nevada as well as growth in time deposits and other interest-bearing deposits. Average noninterest-bearing deposits fell 3.5 percent from 2006, as some of the Bank's clients moved funds from core deposit accounts to higher-yielding instruments and title and escrow balances declined due to the weakness in the housing market.

OUTLOOK

        Based on its current assessment of economic conditions, management expects earnings per share to be 7 to 12 percent lower in 2008 than in 2007. Management's outlook is based upon its current view that the economy will grow at a nominal rate this year and that certain sectors, such as housing, will continue to put downward pressure on economic conditions. A material change in economic conditions would affect the Company's earnings expectations for 2008.

        In this economic environment, management anticipates moderate growth in loans and deposits this year as well as strong growth in noninterest income. The loan loss provision is expected to be higher in 2008 than in 2007, reflecting a more normal level. Growth in net interest income will be constrained due to lower interest rates, an increase in non-performing loans, and a moderate decline in commercial real estate loans. Noninterest expense is expected to grow at a lower rate than it did in 2007, despite significantly higher FDIC premiums, additional personnel costs and the impact of acquisitions made last year.

RESULTS OF OPERATIONS

Summary

        A summary of the Company's results of operations on a fully taxable-equivalent basis for each of the last five years ended December 31 follows.

		Increase (Decrease)			Increase (Decrease)		Year Ended December 31,
Dollars in thousands (except per share amounts)	Year Ended 2007			Year Ended 2006
		Amount	%		Amount	%	2005	2004	2003
Interest income (1)	$910,854	$69,099	8	$841,755	$110,818	15	$730,937	$618,060	$590,206
Interest expense	285,829	65,424	30	220,405	114,280	108	106,125	58,437	61,110

Net interest income	625,025	3,675	1	621,350	(3,462)	(1)	624,812	559,623	529,096
Provision for credit losses	20,000	20,610	NM	(610)	(610)	NM	—	—	29,000
Noninterest income	303,202	60,832	25	242,370	32,002	15	210,368	186,410	179,485
Noninterest expense:
Staff expense	331,091	35,940	12	295,151	31,753	12	263,398	239,583	217,494
Other expense	198,154	17,259	10	180,895	6,115	3	174,780	155,827	146,684

Total	529,245	53,199	11	476,046	37,868	9	438,178	395,410	364,178
Minority interest expense	8,856	2,898	49	5,958	283	5	5,675	4,992	4,039
Income before income taxes	370,126	(12,200)	(3)	382,326	(9,001)	(2)	391,327	345,631	311,364
Income taxes	130,660	(2,703)	(2)	133,363	(8,458)	(6)	141,821	123,429	107,946
Less: adjustments (1)	16,753	1,313	9	15,440	669	5	14,771	15,880	16,741

Net income	$222,713	$(10,810)	(5)	$233,523	$(1,212)	(1)	$234,735	$206,322	$186,677

Net income per share, diluted	$4.52	$(0.14)	(3)	$4.66	$0.06	1	$4.60	$4.04	$3.72

(1)
Includes amounts to convert nontaxable income to a fully taxable-equivalent yield. To compare tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

NM—Not
Meaningful

Net Interest Income

        Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.

        The following table shows average balances, interest income and yields for the last five years.

Net Interest Income Summary

	2007			2006
Dollars in thousands	Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,279,523	$310,869	7.26%	$3,882,466	$268,364	6.91%
Commercial real estate mortgages	1,878,671	136,446	7.26	1,786,024	133,429	7.47
Residential mortgages	3,020,316	166,823	5.52	2,764,599	147,573	5.34
Real estate construction	1,291,708	110,483	8.55	955,456	84,462	8.84
Equity lines of credit	404,493	30,456	7.53	364,744	27,938	7.66
Installment	182,700	13,539	7.41	195,074	14,760	7.57

Total loans and leases (3)	11,057,411	768,616	6.95	9,948,363	676,526	6.80
Due from banks—interest-bearing	88,787	2,089	2.35	54,843	795	1.45
Federal funds sold and securities purchased under resale agreements	13,066	686	5.25	30,417	1,525	5.01
Securities available-for-sale	2,757,304	131,733	4.78	3,438,002	157,574	4.58
Trading account securities	76,185	3,959	5.20	50,003	2,803	5.61
Other interest-earning assets	61,370	3,771	6.14	46,627	2,532	5.43

Total interest-earning assets	14,054,123	910,854	6.48	13,568,255	841,755	6.20

Allowance for loan and lease losses	(157,012)			(157,433)
Cash and due from banks	423,526			428,742
Other non-earning assets	1,050,127			875,948

Total assets	$15,370,764			$14,715,512

Liabilities and Shareholders' Equity (2)
Interest-bearing deposits
Interest checking accounts	$784,293	$4,739	0.60	$758,164	$2,427	0.32
Money market accounts	3,654,508	111,827	3.06	3,303,373	76,293	2.31
Savings deposits	147,764	715	0.48	168,853	685	0.41
Time deposits—under $100,000	240,388	9,518	3.96	183,972	6,355	3.45
Time deposits—$100,000 and over	1,876,184	87,881	4.68	1,721,292	73,264	4.26

Total interest-bearing deposits	6,703,137	214,680	3.20	6,135,654	159,024	2.59
Federal funds purchased and securities sold under repurchase agreements	662,928	32,491	4.90	541,671	26,463	4.89
Other borrowings	644,633	38,658	6.00	627,409	34,918	5.57

Total interest-bearing liabilities	8,010,698	285,829	3.57	7,304,734	220,405	3.02

Noninterest-bearing deposits	5,533,246			5,734,273
Other liabilities	227,332			215,713
Shareholders' equity	1,599,488			1,460,792

Total liabilities and shareholders' equity	$15,370,764			$14,715,512

Net interest spread			2.91%			3.18%
Fully taxable-equivalent net interest and dividend income		$625,025			$621,350

Net interest margin			4.45%			4.58%

Less: Dividend income included in other income		3,771			2,532

Fully taxable-equivalent net interest income		$621,254			$618,818

(1)
Net interest income is presented on a fully taxable-equivalent basis.

(2)
Certain prior period balances have been reclassified to conform to the current period presentation.

(3)
Includes average nonaccrual loans of $28,512, $16,725, $22,495, $39,266, and $66,675 for 2007, 2006, 2005, 2004, and 2003, respectively.

(4)
Loan income includes loan fees of $15,684, $16,249, $24,894, $20,354, and $21,648 for 2007, 2006, 2005, 2004, and 2003, respectively.

Net Interest Income Summary

2005			2004			2003
Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate

$3,306,277	$202,672	6.13%	$3,042,167	$158,738	5.22%%	$3,256,646	$170,561	5.24%
1,836,904	132,245	7.20	1,776,193	111,992	6.31	1,681,056	113,830	6.77
2,481,122	129,314	5.21	2,138,365	115,042	5.38	1,832,682	110,430	6.03
749,911	56,930	7.59	756,022	41,734	5.52	647,851	33,593	5.19
298,751	18,029	6.03	216,206	9,649	4.46	173,937	7,528	4.33
202,393	14,022	6.93	177,704	10,843	6.10	136,978	8,883	6.48

8,875,358	553,212	6.23	8,106,657	447,998	5.53	7,729,150	444,825	5.76

46,705	282	0.60	63,042	699	1.11	66,755	576	0.86
50,287	1,617	3.22	463,979	6,884	1.48	386,388	4,185	1.08
3,990,687	172,155	4.31	3,609,139	159,906	4.43	2,897,401	138,021	4.76
37,645	1,396	3.71	32,476	331	1.02	32,298	211	0.65
46,562	2,275	4.89	46,900	2,242	4.78	47,042	2,388	5.08

13,047,244	730,937	5.60	12,322,193	618,060	5.02	11,159,034	590,206	5.29

(150,303)			(153,266)			(161,869)
443,828			442,570			436,870
820,472			784,496			722,110

$14,161,241			$13,395,993			$12,156,145

$828,530	$1,067	0.13	$792,424	$697	0.09	$652,238	$1,218	0.19
3,557,633	43,880	1.23	3,711,983	27,670	0.75	3,205,041	26,078	0.81
196,590	540	0.27	249,081	533	0.21	285,584	614	0.21
183,888	3,034	1.65	190,821	2,902	1.52	209,520	3,521	1.68
1,013,486	27,524	2.72	849,489	12,456	1.47	1,003,012	14,377	1.43

5,780,127	76,045	1.32	5,793,798	44,258	0.76	5,355,395	45,808	0.86

278,576	8,583	3.08	119,251	1,422	1.19	147,883	1,538	1.04
533,755	21,497	4.03	571,807	12,757	2.23	645,578	13,764	2.13

6,592,458	106,125	1.61	6,484,856	58,437	0.90	6,148,856	61,110	0.99

5,998,712			5,481,219			4,689,872
180,371			167,358			169,940
1,389,700			1,262,560			1,147,477

$14,161,241			$13,395,993			$12,156,145

		3.99%			4.12%			4.30%
	$624,812			$559,623			$529,096

		4.79%			4.54%			4.74%

	2,275			2,242			2,388

	$622,537			$557,381			$526,708

        Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income between 2007 and 2006 as well as between 2006 and 2005 broken down between volume and rate.

Changes In Net Interest Income

	2007 vs 2006			2006 vs 2005
	Increase (decrease) due to			Increase (decrease) due to
Dollars in thousands			Net increase (decrease)			Net increase (decrease)
	Volume	Rate		Volume	Rate
Interest earned on:
Loans and leases	$76,878	$15,212	$92,090	$70,193	$53,121	$123,314
Securities available-for-sale	(32,439)	6,598	(25,841)	(24,878)	10,297	(14,581)
Due from banks—interest-bearing	646	648	1,294	56	457	513
Trading account securities	1,374	(218)	1,156	549	858	1,407
Federal funds sold and securities purchased under resale agreements	(909)	70	(839)	(786)	694	(92)
Other interest-earning assets	876	363	1,239	3	254	257

Total interest-earning assets	46,426	22,673	69,099	45,137	65,681	110,818

Interest paid on:
Interest checking deposits	87	2,225	2,312	(98)	1,458	1,360
Money market deposits	8,764	26,770	35,534	(3,344)	35,757	32,413
Savings deposits	(87)	117	30	(87)	232	145
Time deposits	9,329	8,451	17,780	23,573	25,488	49,061
Other borrowings	7,482	2,286	9,768	16,020	15,281	31,301

Total interest-bearing liabilities	25,575	39,849	65,424	36,064	78,216	114,280

	$20,851	$(17,176)	$3,675	$9,073	$(12,535)	$(3,462)

Comparison of 2007 with 2006

        Net interest income was negatively impacted by changes in interest rates during 2007. The carryover effect of interest rate increases in 2006 caused the cost of interest-bearing liabilities to increase by 55 basis points in 2007 compared to a 28 basis point rise in the yield on earning assets. The net effect of these rate changes was a decrease in net interest income of $17.2 million, which was more than offset by the additional interest income related to the increase in average earning assets. The impact of changes in interest-bearing assets and liabilities caused net interest income to increase by $20.9 million. This benefit was partially offset by reduced average noninterest-bearing deposit balances which declined by $201 million. Interest rate increases also had a positive effect on service charges and fees on deposits which increased slightly due to lower earnings credits on deposit balances. Together, these changes caused the net interest margin to decline by 13 basis points, despite the $3.7 million increase in net interest income.

        Taxable-equivalent net interest income totaled $621.3 million in 2007, compared with $618.8 million for 2006. Higher loan balances and a higher average prime lending rate in 2007 compared with 2006 contributed to the increase. Although the prime rate declined during the fourth quarter of 2007, the average rate for the year was slightly higher than it was in 2006. The average cost of interest-bearing deposits increased to 3.20 percent for 2007 compared with 2.59 percent for 2006. Net interest income for 2007 also includes $5.4 million in expense from the net settlement of interest-rate swaps compared with $9.6 million in 2006. Interest income recovered on charged-off loans included above was $1.7 million in 2007, compared with $2.0 million for 2006. The fully taxable-equivalent net interest margin in 2007 was 4.45 percent, compared with 4.58 percent for 2006.

        Average loans and leases for 2007 increased to $11.1 billion for 2007, an 11 percent increase from average loans and leases of $9.9 billion for 2006. Loan growth was led by a 16 percent increase in commercial real estate and construction loans to $3.2 billion, and a 10 percent increase in commercial loans to $4.3 billion compared with 2006. In addition, average single-family residential loans increased 9 percent from the prior year. excluding the acquisition of the Business Bank of Nevada average loans grew by 7 percent in 2007.

        Average total securities in 2007 were $2.8 billion, a decrease of $654.5 million, or 19 percent, from 2006.

        Average core deposits, which continued to provide substantial benefits to the bank's cost of funds, increased 2 percent to $10.4 billion from $10.1 billion for 2006. Average core deposits, which do not include certificates of deposit of $100,000 or more, represented 84.7 percent of the total average deposit base for the year. Included in core deposits are specialty deposits. Average specialty deposits, primarily from title and escrow companies, were $1.2 billion in 2007, compared with $1.3 billion in 2006, a decrease of 6 percent. Specialty deposit balances declined due to the slowdown in the housing market.

        Average interest-bearing core deposits increased to $4.8 billion in 2007 from $4.4 billion in 2006, an increase of $413 million, or 9 percent. Average noninterest-bearing deposits decreased to $5.5 billion in 2007 from $5.7 billion in 2006, a decrease of $201 million, or 4 percent. Average time deposits in denominations of $100,000 or more increased by $155 million, or 9 percent, to $1.9 billion, between 2006 and 2007. The decrease in noninterest-bearing deposits and increase in time deposits occurred as some of the Bank's clients shifted funds to higher-yielding accounts.

Comparison of 2006 with 2005

        Taxable-equivalent net interest income totaled $618.8 million in 2006, compared with $622.5 million for 2005. The decrease in net interest income was due primarily to higher deposit costs. Included in 2006 was $9.6 million from the receipt of net settlements of interest rate risk management instruments compared to $9.9 million in 2005. Interest income recovered on charged-off loans included above was $2.0 million in 2006, compared with $2.5 million for 2005. The fully taxable-equivalent net interest margin in 2006 was 4.58 percent, compared with 4.79 percent for 2005.

        Average loans for 2006 were $9.9 billion, $1.1 billion or 12 percent higher than 2005, due to strong demand and to the acquisition of new clients. Compared with 2005 averages, residential mortgage loans rose 11 percent to $2.8 billion, commercial loans increased 17 percent to $3.9 billion and the combined total of commercial real estate mortgage loans and real estate construction loans increased 6 percent to $2.7 billion.

        Average total securities in 2006 were $3.5 billion, a decrease of $552.7 million, or 14 percent, from 2005.

        Average core deposits, which continued to provide substantial benefits to the bank's cost of funds in 2006, fell to $10.1 billion, an decrease of 6 percent from 2005. Average core deposits represented 85.5 percent of the total average deposit base for the year. Included in core deposits are specialty deposits. Average specialty deposits, primarily from title and escrow companies, were $1.3 billion in 2006, compared to $1.6 billion in 2005, a decrease of 22 percent.

        Average interest-bearing core deposits decreased to $4.4 billion in 2006 from $4.8 billion in 2005, a decrease of $352.3 million, or 7 percent. Average noninterest-bearing deposits decreased to $5.7 billion in 2006 from $6.0 billion in 2005, a decrease of $264.4 million, or 4 percent. Average time deposits in denominations of $100,000 or more increased $707.8 million, or 70 percent, between 2005 and 2006.

Provision for Credit Losses

        The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the income statement to adjust the allowance and reserve to the levels deemed appropriate by management, as determined through its application of the Company's allowance methodology procedures (see "Critical Accounting Policies" on page 29).

        The provision for credit losses primarily reflects management's ongoing assessment of the credit quality and growth of the loan and commitment portfolios as well as the levels of net loan (charge-offs)/recoveries and nonaccrual loans, and changes in the economic environment during the period.

        The Company recorded expense of $20.0 million through the provision for credit losses in 2007 and income of $0.6 million during 2006. No provision for credit losses was recorded in 2005. The provision recorded in the fourth quarter of 2007 reflects management's ongoing assessment of the credit quality of the Company's portfolio, which is impacted by various economic factors including weakness in the housing sector. Additional factors affecting the provision include net loan charge-offs, increased nonaccrual loans, risk rating migration and growth in the loan portfolio. See "Balance Sheet Analysis—Asset Quality—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments" for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

        Total nonaccrual loans increased to $75.6 million at December 31, 2007, from $20.9 million at December 31, 2006 and $26.2 million at September 30, 2007. The increase in nonaccruals occurred primarily in the Company's for-sale housing construction portfolio. For-sale housing loans represented approximately 5 percent of the $11.6 billion loan portfolio at December 31, 2007.

        The Company has not originated nor purchased subprime or option adjustable-rate mortgages.

        Net loan charge-offs totaled $8.5 million for the year ended December 31, 2007 compared with net loan recoveries of $2.8 and $9.3 million for the years ended December 31, 2006 and 2005, respectively. The charge-offs occurred primarily in the for-sale construction portfolio.

        Based on its current assessment of economic conditions, management expects the loan loss provision to be higher in 2008 than in 2007. Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses. Additionally, subsequent evaluation of the loan and commitment portfolios by the Company and its regulators, in light of factors then prevailing, may warrant an adjustment to the amount of the projected provision.

Noninterest Income

        The Company experienced continued strong growth in noninterest income in 2007. Noninterest income for the year totaled $303.2 million, an increase of $60.8 million, or 25 percent, from 2006. Noninterest income increased $32.0 million, or 15 percent, between 2006 and 2005. Noninterest income represented 33 percent of total revenues in 2007, compared with 29 percent and 26 percent in 2006 and 2005, respectively.

        A breakdown of noninterest income by category is provided in the table below:

Analysis of Changes in Noninterest Income

		Increase (Decrease)			Increase (Decrease)
Dollars in millions (1)
	2007	Amount	%	2006	Amount	%	2005
Trust and investment fees	$140.7	$33.2	30.9	$107.5	$26.7	33.0	$80.8
Brokerage and mutual fund fees	60.3	10.0	19.9	50.3	8.4	20.0	41.9
Cash management and deposit transaction fees	35.3	3.7	11.7	31.6	(2.5)	(7.3)	34.1
International services fees	30.4	4.2	16.0	26.2	3.0	12.9	23.2
Bank-owned life insurance	2.7	(0.3)	(10.0)	3.0	(0.2)	(6.3)	3.2
Other service charges and fees	29.2	3.7	14.5	25.5	0.7	2.8	24.8

Total noninterest income before gain (loss)	298.6	54.5	22.3	244.1	36.1	17.4	208.0
Gain on sale of other assets	6.0	3.2	114.3	2.8	1.7	154.5	1.1
(Loss) gain on sale of securities	(1.4)	3.1	68.9	(4.5)	(5.8)	(446.2)	1.3

Total	$303.2	$60.8	25.1	$242.4	$32.0	15.2	$210.4

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

        Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. A portion of these fees are based on the market valuations of client assets managed, administered or held in custody. Increases in market values are reflected in fee income primarily on a trailing-quarter basis. The remaining portion of these fees, such as those for estate and financial planning, is based on the specific service provided or may be a fixed fee. Trust and investment fees increased 31 percent to $140.7 million for 2007 compared with a year earlier. The increase is attributable to continued growth in the Company's core trust business, a full-year of results for Independence Investments, and the acquisition of Convergent Wealth in May 2007. Convergent Wealth contributed $21.8 million to trust and investment fee revenue in 2007. Excluding Convergent Wealth, trust and investment fee revenue increased to $119.0 million, or 11 percent, over 2006. Trust and investment fee revenue increased by $26.7 million, or 33 percent, in 2006 compared with 2005. The increase was largely due to the acquisition of Independence Investments in May 2006.

        Assets under management ("AUM") include assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from its clients. Assets under administration are assets the Company holds in a fiduciary capacity or otherwise provides non-advisory related services. Assets managed for clients include equities, fixed income instruments, cash and other assets. The type or mix of assets held in managed accounts can have a significant impact on revenue. Changes in the value of AUM are not directly correlated with changes in revenue or the number of customer accounts. The value of AUM fluctuates with changes in market valuations and other account activity, particularly trust or other account disbursements. Management believes that changes in revenue are a better indicator of trends in the wealth management business than the level of AUM.

        At December 31, 2007, the Company had AUM of $37.3 billion, an increase of 35 percent from AUM of $27.6 billion at December 31, 2006. Excluding Convergent Wealth, AUM increased by 3 percent to $28.3 billion at December 31, 2007. Assets under management or administration increased 21 percent to $58.5 billion at December 31, 2007 from $48.5 billion at December 31, 2006.

        Brokerage and mutual fund revenue includes fees on client securities transactions and shareholder, advisory and administrative fees associated with mutual funds. Brokerage and mutual fund revenue increased by $10.0 million, or 20 percent, in 2007 compared with 2006. The increase is due to higher transaction volumes and the addition of new clients.

        Cash management and deposit transaction fees increased $3.7 million, or 12 percent, in 2007, compared with a 7 percent decrease in 2006 from 2005. The growth in deposit-related fee income from the prior year is due to increased sales of cash management products to new and existing customers.

        International services income for 2007 increased $4.2 million, or 16 percent, over 2006, compared with a 13 percent increase in 2006 over 2005. International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, and foreign collection fees. The increase in 2007 reflects increasing demand for both foreign exchange services and letters of credit. In 2006, international services income increased $3.0 million over 2005 due to the continued demand for the Company's international services including letters of credit.

        Other service charges and fees increased $3.7 million in 2007 over 2006, or 15 percent. The growth occurred in a number of categories including funds transfer fees and debit card fees and interchange fees, due to higher transaction volumes. Other service charges and fees increased $0.7 million in 2006 over 2005, or 3 percent, due to higher miscellaneous fees.

        The Company sold certain securities in 2007 and 2006 in order to reduce borrowings, improve liquidity and reduce prepayment risk. Losses on the sale of securities available-for-sale totaled $1.4 million and $4.5 million in 2007 and 2006, respectively. The Company realized gains on the sale of securities available-for-sale of $1.3 million in 2005.

        Gain on sale of other assets for 2007 includes a $5.1 million gain on the recovery of an investment in liquidation and a $0.6 million gain on the sale of an insurance policy.

        Other noninterest income for 2007 includes a $1.0 million relocation incentive payment received from the landlord of one of the Bank's operations facilities.

Noninterest Expense

        Noninterest expense (including minority interest expense) was $538.1 million in 2007, an increase of $56.1 million, or 12 percent, over 2006. Noninterest expense increased $38.1 million, or 9 percent, in 2006 over 2005. Noninterest expense grew in 2007 largely due to the acquisitions of BBNV and Convergent Wealth. Excluding the impact of acquisitions, noninterest expense increased 6 percent from the prior year.

        The following table provides a summary of noninterest expense by category:

Analysis of Changes in Noninterest Expense

		Increase (Decrease)			Increase (Decrease)
Dollars in millions (1)
	2007	Amount	%	2006	Amount	%	2005
Salaries and employee benefits	$331.1	$35.9	12.2	$295.2	$31.8	12.1	$263.4

All Other:
Net occupancy of premises	43.5	3.3	8.2	40.2	5.1	14.5	35.1
Legal and professional fees	36.0	1.0	2.9	35.0	(4.1)	(10.5)	39.1
Information services	23.4	1.6	7.3	21.8	2.3	11.8	19.5
Marketing and advertising	21.8	3.1	16.6	18.7	2.5	15.4	16.2
Depreciation and amortization	20.9	1.8	9.4	19.1	0.7	3.8	18.4
Office services	12.3	1.5	13.9	10.8	0.1	0.9	10.7
Amortization of intangibles	8.9	3.6	67.9	5.3	(1.3)	(19.7)	6.6
Equipment	3.2	0.4	14.3	2.8	0.4	16.7	2.4
Minority interest expense	8.9	3.0	50.8	5.9	0.2	3.5	5.7
Other operating	28.1	0.9	3.3	27.2	0.4	1.5	26.8

Total all other	207.0	20.2	10.8	186.8	6.3	3.5	180.5

Total	$538.1	$56.1	11.6	$482.0	$38.1	8.6	$443.9

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

        Salaries and employee benefits expense increased to $331.1 million, or 12 percent in 2007 from $295.2 million in 2006 primarily due to the acquisitions of BBNV and Convergent Wealth and to higher performance-based compensation costs. Salaries and benefits expense for 2007 includes $13.9 million related to stock-based compensation plans compared with $12.3 million for 2006 and $4.2 million for 2005. Salaries and benefits expense increased 12 percent in 2006 from 2005 largely due to the acquisition of Independence Investments in May 2006 and increases in performance-based compensation including the recognition of expense for unvested stock options. Full-time equivalent staff increased to 2,914 at December 31, 2007 from 2,689 at December 31, 2006 and 2,539 at December 31, 2005.

        As described in Note 1 of Notes to Consolidated Financial Statements and "Critical Accounting Policies", the Company adopted SFAS 123(R) effective January 1, 2006. The Company previously applied APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans and accordingly, no compensation cost had been recognized for these plans in the prior period financial statements. Prior period amounts have not been restated. As a result of adopting Statement 123(R), the Company recorded $8.1 and $6.9 million of additional stock-based compensation expense for the years ended of December 31, 2007 and 2006, respectively.

        The remaining noninterest expense categories increased $20.2 million or 11 percent, between 2006 and 2007. Occupancy costs increased $3.3 million and information services expenses increased by $1.6 million, respectively, largely due to the acquisitions of BBNV and Convergent Wealth. Marketing and advertising expense increased by $3.1 million over 2006 due to the costs associated with new advertising campaigns and integrating BBNV into the Company's marketing programs. Office services expense increased by $1.5 million from the prior year due to higher postage and mailing expenses, and higher telephone and office supplies expense related to the addition of new offices and the acquisitions of BBNV and Convergent Wealth. Amortization of intangible assets, which include customer-relationship intangibles, increased by $3.6 million from the year-earlier due to the aforementioned acquisitions. Minority interest expense, representing minority shareholders' interests in the net income of affiliates, increased by $3.0 million from 2006 primarily due to the acquisition of Convergent Wealth and increased income at our other majority-owned affiliates.

        The remaining noninterest expense categories increased $6.3 million, or 4 percent, between 2005 and 2006. Occupancy costs increased $5.1 million in 2006 from a year earlier due to the acquisition of Independence Investments, rent increases and a $0.8 million accrual for facility exit costs.

Segment Operations

        The Company's reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 21 on page A-45 of the Notes to Consolidated Financial Statements.

Commercial and Private Banking

        Total revenue for the Commercial and Private Banking segment increased $41.7 million, or 6 percent, in 2007 over 2006. Revenue also increased 6 percent in 2006 over 2005. The increase in Commercial and Private Banking revenue in both years was driven by strong loan growth, primarily in commercial and industrial and residential mortgage loans, but higher interest income on loans in both years was offset in large part by higher funding costs due to a change in the deposit mix and increases in deposit rates. Net income for this segment in 2007 of $201.5 million represented a decrease of approximately $7.3 million from the $208.8 million recorded in 2006. The decrease in net income is primarily attributable to the $20.0 million provision for credit losses recorded in the fourth quarter. Net income increased $10.5 million, or 5 percent, in 2006 compared with 2005. Average loans were $11.0 billion in 2007, an increase of 11 percent from $9.8 billion in 2006. Average loans were up 12 percent from 2005 compared with 2006. Average deposits were $11.1 billion in 2007, an increase of 5 percent from 2006. Average deposits decreased $454.5 million, or 4 percent, in 2006 compared with 2005. Noninterest income rose 15 percent in 2007 compared to 2006, and 14 percent from 2005 to 2006. Noninterest expense, including depreciation and amortization expense, was 7 percent, or $29.7 million, higher in 2007 than in 2006 due to the acquisition of BBNV, higher staffing costs, including the expense for unvested stock options and the expense of new banking offices. Noninterest expense increased 8 percent, or $30.8 million, in 2006 compared to 2005 due to higher staffing costs, including the expense for unvested stock options, the expense of new banking offices and the expense associated with promoting new banking products.

Wealth Management

        The Wealth Management segment had total revenue of $205.8 million in 2007 compared to $158.0 million in 2006. The 30 percent increase is attributable to the acquisition of Convergent Wealth in 2007, a full year of income for Independence Investments, growth in the Company's trust business and higher transaction volumes. Revenue grew 25 percent in 2006 compared with 2005 as a result of the acquisition of Independence Investments, the addition of new clients and higher transaction volumes. Net income for this segment was $37.9 million in 2007 compared with $26.1 million in 2006 and $17.4 million in 2005. The 46 percent increase in net income in 2007 is attributable to the factors discussed above. Noninterest expense, including depreciation and amortization, was $28.1 million, or 24 percent, higher in 2007 compared with 2006 due to the acquisition of Convergent Wealth, a full year's results for Independence Investments and higher staffing costs. Noninterest expense increased $18.0 million, or 18 percent, in 2006 compared with 2005 due to the acquisition of Independence Investments and higher staffing costs.

Other

        Total revenue for the Other segment decreased $26.3 million in 2007 compared with 2006 and decreased $42.8 million in 2006 compared with 2005. Net income for the Other segment declined $15.4 million in 2007 from 2006 and declined $20.4 million in 2006 compared with 2005. The declines are related to higher funding costs, lower prepayment fees and higher expense on interest-rate swaps in the Asset Liability Funding Center.

Income Taxes

        The effective tax rate for 2007 was 36.9 percent, compared with 36.4 percent for 2006 and 37.7 percent for 2005. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships and tax-exempt income on municipal bonds and bank-owned life insurance. See Note 8 of the Notes to Consolidated Financial Statements on page A-25.

        The Internal Revenue Service has completed its audit of the Company's tax returns for the years 2002-2003 The Company is currently in IRS appeals proceedings related to certain tax positions taken in these years and expects resolution on these items in the first quarter of 2008. The Company does not expect the final settlement of these matters to vary materially from the Company's current tax accrual for these matters as of December 31, 2007.

        The Company is also under examination by the California Franchise Tax Board for the years 1998-2004. The Company expects the Franchise Tax Board to complete its examination for the years 1998 through 2003 within the next 12 months. The potential financial statement impact resulting from the completion of the audit is not determinable at this time.

        From time to time, there may be differences in opinions with respect to the Company's tax treatment of certain transactions. A tax position which was previously recognized on the financial statements is not reversed unless it appears the benefits are no longer "more likely than not" to be sustained upon a challenge from the taxing authorities. The Company did not have any tax positions for which previously recognized benefits were reversed during the year ended December 31, 2007.

        As previously reported, on December 31, 2003, the California Franchise Tax Board ("FTB") announced that it had taken the position that certain REIT and regulated investment company ("RIC") tax deductions would be disallowed consistent with notices issued by the State of California that stipulate that the REIT and RIC are listed transactions under California tax-shelter legislation. Prior to this announcement, the Company had created two REITs (one of which was formed as a RIC in 2000) to raise capital for the Bank. While management continues to believe that the tax benefits related to the REITs are appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative—Option 2, requiring payment of all California taxes and interest on potential tax exposures from the 2000-2002 tax years. The Company may then claim a refund for the taxes paid while avoiding potential penalties. Management continues to aggressively pursue its claims with the Franchise Tax Board for the REIT and RIC refunds for the tax years 2000 through 2004. While an outcome from the claims cannot be predicted with certainty, a potentially adverse result will not have any material impact on the Company's financial statements. See Note 8 of the Notes to Consolidated Financial Statements on page A-25 for additional information.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk results from the variability of future cash flows and earnings due to changes in the financial markets. These changes may also impact the fair values of loans, securities and borrowings. The values of financial instruments may change because of interest rate changes, foreign currency exchange rate changes, changes in credit ratings or other market changes. The Company's asset/liability management process entails the evaluation, measurement and management of interest rate risk, market risk and liquidity risk. The principal objective of asset/liability management is to optimize net interest income subject to margin volatility and liquidity constraints over the long term. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company's liabilities. The Board of Directors approves asset/liability policies and sets limits within which the risks must be managed. The Asset/Liability Management Committee ("ALCO"), which is comprised of senior management and key risk management individuals, sets risk management guidelines within the broader limits approved by the Board, monitors the risks and periodically reports results to the Board.

Risk Management Framework

        Risk management oversight and governance is provided through the Board of Directors' Audit and Risk Committee and facilitated through multiple management committees. Consisting of four outside directors, the Audit and Risk Committee monitors the Company's overall aggregate risk profile as established by the Board of Directors including all credit, market, operational and regulatory risk management activities. The Committee reviews and approves the activities of key management governance committees that regularly evaluate risks and internal controls for the Company. These management committees include the Asset/Liability Management Committee, the Credit Policy Committee, the Senior Operations Risk Committee and the Risk Council, among others. The Risk Council reviews the development, implementation and maintenance of risk management processes from a Company-wide perspective, and assesses the adequacy and effectiveness of the Company's risk management policies and the Enterprise Risk Management program. Other management committees, with representatives from the Company's various lines of business and affiliates, address and monitor specific risk types, including the Compliance Committee, the Wire Risk Committee, and the Information Technology Steering Committee, and report periodically to the key management committees. The Senior Risk Management Officer and the Internal Audit and Credit Risk Review units provide the Audit and Risk Committee with independent assessments of the Company's internal control structure and related systems and processes.

Liquidity Risk

        Liquidity risk results from the mismatching of asset and liability cash flows. Funds for this purpose can be obtained in cash markets, by borrowing, or by selling certain assets. The objective of liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Company's operations and meet obligations and other commitments on a timely and cost-effective basis. The Company achieves this objective through the selection of asset and liability maturity mixes that it believes best meet its needs. The Company's liquidity position is enhanced by its ability to raise additional funds as needed in the wholesale markets.

        In recent years, the Company's core deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds has, along with shareholders' equity, provided 78 percent and 79 percent of funding for average total assets in 2007 and 2006, respectively.

        A significant portion of remaining funding of average total assets is provided by short-term federal fund purchases and, to a lesser extent, sales of securities under repurchase agreements. These funding sources, on average, totaled $662.9 million and $541.7 million in 2007 and 2006, respectively. The Company also increased its funding from other longer-term borrowings to $644.6 million on average in 2007 from $627.4 million in 2006.

        Liquidity is also provided by assets such as federal funds sold and trading account securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $89.3 million during 2007 compared with $80.4 million in 2006. Liquidity is also provided by the portfolio of securities available-for-sale, which averaged $2.8 billion and $3.4 billion in 2007 and 2006, respectively. The unpledged portion of securities available-for-sale at December 31, 2007 totaled $1.3 billion and could be sold under certain circumstances or made available as collateral for borrowing. Maturing loans provide additional liquidity, and $3.9 billion, or 34 percent, of the Company's loans are scheduled to mature in 2008.

Interest Rate Risk

        Interest rate risk is inherent in financial services businesses. Interest rate risk results from assets and liabilities maturing or repricing at different times; assets and liabilities repricing at the same time but in different amounts or from short-term and long-term interest rates changing by different amounts (changes in the yield curve).

        The Company has established two primary measurement processes to quantify and manage exposure to interest rate risk: net interest income simulation modeling and present value of equity analysis. Net interest income simulations are used to identify the direction and severity of interest rate risk exposure across a 12 and 24 month forecast horizon. Present value of equity calculations are used to estimate the price sensitivity of shareholders' equity to changes in interest rates. The Company also uses gap analysis to provide insight into structural mismatches of asset and liability cash flows.

        Net Interest Income Simulation:    The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by rate-stable core deposits. As a result, if there are no significant changes in the mix of assets or liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. As part of its overall interest rate risk management process, the Company performs stress tests on net interest income projections based on a variety of factors, including interest rate levels, changes in the relationship between the prime rate and short-term interest rates, and the shape of the yield curve. The Company uses a simulation model to estimate the severity of this risk and to develop mitigation strategies, including interest-rate hedges. The magnitude of the change is determined from historical volatility analysis. The assumptions used in the model are updated periodically and reviewed and approved by the Asset/ Liability Management Committee. In addition, the Board of Directors has adopted limits within which interest rate exposure must be contained. Within these broader limits, ALCO sets management guidelines to further contain interest rate risk exposure.

        During 2007 the Company maintained a slightly asset-sensitive interest rate position. The average prime rate increased 9 basis points in 2007. The Company's net interest margin decreased by 13 basis points, primarily due to loan growth, a decline in demand deposits related to the title and escrow business, and competitive pricing pressures on deposits. The simulation model is based on the balance sheet as of year end, and projects net interest income assuming no change in loan or deposit mix. Interest rate scenarios include stable rates and 100 and 200 basis point parallel shifts in the yield curve occurring gradually over a twelve-month period. As of December 31, 2007, the simulation model indicates that a 100 basis point decline in the yield curve over a twelve-month horizon would result in a decrease in projected net interest income of approximately 0.1 percent while a 200 basis point decline would reduce projected net interest income by approximately 3.2 percent. This compares to a decrease in projected net interest income of 0.3 percent with a 100 basis point decline and 1.0 percent with a 200 basis point decline at December 31, 2006. At December 31, 2007, a gradual 100 basis point parallel increase in the yield curve over the next 12 months would result in an increase in projected net interest income of approximately 1.4 percent while a 200 basis point increase would increase projected net interest income by approximately 2.6 percent. This compares to an increase in projected net interest income of 0.9 percent with a 100 basis point increase and 1.8 percent with a 200 basis point increase at December 31, 2006. The Company's interest rate risk exposure remains within Board limits and ALCO guidelines.

        Market Value of Portfolio Equity:    The market value of portfolio equity ("MVPE") model is used to evaluate the vulnerability of the market value of shareholders' equity to changes in interest rates. The MVPE model calculates the expected cash flow of all of the Company's assets and liabilities under sharply higher and lower interest rate scenarios. The present value of these cash flows is calculated by discounting them using the interest rates for that scenario. The difference between the present value of assets and the present value of liabilities in each scenario is the MVPE. The assumptions about the timing of cash flows, level of interest rates and shape of the yield curve are the same as those used in the net interest income simulation. They are updated periodically and are reviewed by ALCO at least annually.

        The MVPE model indicates that MVPE is somewhat vulnerable to a sudden and substantial increase in interest rates. As of December 31, 2007, a 200 basis point increase in interest rates results in a 3.5 percent decline in MVPE. This compares to a 3.0 percent decline a year earlier. The higher sensitivity is due to changes in the deposit mix and greater reliance on wholesale funding sources. As of December 31, 2007, a 200 basis point decrease in rates would improve MVPE by 1.4 percent. As of December 31, 2006, the MVPE would improve 1.5 percent as rates decreased.

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

        Interest-rate swaps are used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest income or expense associated with interest-rate swaps (the difference between the fixed and floating rates paid or received) is included in net interest income in the reporting periods in which they are earned.

        Interest-rate swap transactions involve dealing with counterparties and the risk that they may not meet their contractual obligations. Counterparties must receive appropriate credit approval before the Company enters into an interest rate contract. Notional principal amounts express the volume of these transactions, although the amounts subject to credit and market risk are much smaller. At December 31, 2007 the Company's interest-rate swaps were entered into as hedges of the variability in interest cash flows generated from LIBOR and prime-based loans due to fluctuations in the LIBOR and prime indices or to convert fixed-rate deposits and borrowings into floating-rate liabilities. As discussed in "Critical Accounting Policies—Accounting for derivatives and hedging activities," all derivatives are recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

        As of December 31, 2007, the Company had $0.9 billion notional amount of interest-rate swaps designated as hedges, of which $511 million were designated as fair value hedges and $350 million were designated as cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $12.0 million. The positive mark-to-market on the cash flow hedges of variable-rate loans resulted in the recognition of other assets and other comprehensive income of $4.7 million, before taxes of $2.0 million.

        The subordinated debt and other long-term debt consists of City National Bank ten-year subordinated notes with a face value of $115.9 million due on January 15, 2008, City National Bank ten-year subordinated notes with a face value of $150.0 million due on September 1, 2011, and City National Corporation senior notes with a face value of $225.0 million due on February 15, 2013. In addition, the Company has outstanding Trust Preferred Debentures with a face value of $5.2 million due on November 23, 2034.

        Amounts to be paid or received on the cash flow hedge interest-rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $4.7 million that reduced net interest income during 2007. Comprehensive gains expected to be reclassified into net interest income within the next 12 months are $3.3 million.

	December 31, 2007				December 31, 2006			December 31, 2005
Dollars in millions	Notional Amount	Fair Value		Duration	Notional Amount	Fair Value	Duration	Notional Amount	Fair Value	Duration
Fair Value
Interest Rate Swaps
Certificates of deposit	$20.0	$0.9		2.7	$175.0	$(0.1)	0.2	$15.0	$—	0.6
Long-term and subordinated debt	490.9	11.1		3.0	490.9	(2.5)	3.8	490.9	5.7	4.5

Total fair value hedge swaps	510.9	12.0		3.0	665.9	(2.6)	2.8	505.9	5.7	4.4
Cash Flow Hedge
Interest Rate Swaps
US Dollar LIBOR based loans	100.0	3.9		2.3	325.0	(1.8)	0.6	600.0	(7.9)	0.8
Prime based loans	250.0	0.8		0.4	375.0	(3.1)	0.6	425.0	(3.3)	1.7

Total cash flow hedge swaps	350.0	4.7		0.9	700.0	(4.9)	0.6	1,025.0	(11.2)	1.2

Fair Value and Cash Flow Hedge
Interest Rate Swaps	$860.9	$16.7	(1)	2.2	$1,365.9	$(7.5)	1.7	$1,530.9	$(5.5)	2.2

(1)
Net Fair value is the estimated net gain (loss) to settle derivative contracts in 2007. The net fair value for 2007 of $16.7 million is the mark-to-market asset on swaps.

        The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio. The Company could consider using such financial instruments in the future if they offered a significant advantage over interest-rate swaps.

        The table below shows the notional amounts of the Company's interest-rate swap maturities and average rates at December 31, 2007 and December 31, 2006. Average interest rates on variable-rate instruments are based upon the Company's interest rate forecast.

Interest Rate Swap Maturities and Average Rates
December 31, 2007

Dollars in millions	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Notional amount	$340.9	$25.0	$110.0	$160.0	$—	$225.0	$860.9	$16.7
Weighted average rate received	6.99%	7.97%	5.31%	5.57%	—	4.38%	5.86%
Weighted average rate paid	6.62%	7.25%	4.66%	5.11%	—	4.87%	5.65%

Interest Rate Swap Maturities and Average Rates
December 31, 2006

Dollars in millions	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Notional amount	$600.0	$340.9	$50.0	$—	$150.0	$225.0	$1,365.9	$(7.5)
Weighted average rate received	4.91%	6.99%	5.15%	—	5.57%	4.38%	5.42%
Weighted average rate paid	6.05%	7.35%	5.33%	—	5.37%	5.37%	6.16%

        The Company also offers interest-rate swaps, cross-currency interest-rate swaps and interest-rate caps, floors and collars to its clients to assist them in hedging their lending activities. These derivative contracts are offset by paired trades with unrelated third parties. They are not designated as hedges under SFAS 133, and the positions are marked-to-market each reporting period. As of December 31, 2007, the Company had entered into swaps with clients (and offsetting derivative contracts with counterparties) having a notional balance of $48.1 million.

Market Risk-Foreign Currency Exchange

        The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. The Company's policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At December 31, 2007, the Company's outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $185.6 million. All foreign exchange contracts outstanding at December 31, 2007 had remaining maturities of 12 months or less and the mark-to-market included in other assets totaled $0.6 million.

BALANCE SHEET ANALYSIS

Securities

        Comparative period-end balances for available-for-sale securities are presented below:

Securities Available-for-Sale

	December 31, 2007		December 31, 2006
Dollars in thousands
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$45,106	$45,228	$49,937	$49,938
Federal Agency	50,996	51,042	263,227	258,778
CMOs	1,041,692	1,027,439	1,247,161	1,215,397
Mortgage-backed	822,193	807,534	1,017,409	983,917
State and Municipal	391,790	395,455	360,759	362,318
Other	32,870	31,001	10,166	10,064

Total debt securities	2,384,647	2,357,699	2,948,659	2,880,412
Equity securities	100,256	104,956	68,531	72,835

Total securities	$2,484,903	$2,462,655	$3,017,190	$2,953,247

        At December 31, 2007, the fair value of securities available-for-sale totaled $2.46 billion, a decrease of $490.6 million, or 17 percent from December 31, 2006. The decrease was due to scheduled maturities of $256.0 million, paydowns of $356.8 million, and the sale of $196.3 million of securities to fund loan growth, improve liquidity and reduce prepayment risk, offset in part by additional purchases of $211.5 million. The average duration of total available-for-sale securities at December 31, 2007 and December 31, 2006 was 3.4 and 3.3 years, respectively.

        At December 31, 2007, the securities available-for-sale portfolio had a net unrealized loss of $22.2 million, comprised of $11.6 million of unrealized gains and $33.9 million of unrealized losses. At December 31, 2006, the securities available-for-sale portfolio had a net unrealized loss of $63.9 million, comprised of $8.4 million of unrealized gains and $72.3 million of unrealized losses. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a component of other comprehensive income.

        The investment portfolio is composed of fixed-rate medium-term securities. It generates a stable income stream and provides a liquidity reserve. It is mainly composed of securities that are backed by prime-based residential mortgages. At December 31, 2007, the Company owned mortgage-backed securities with a fair value of $1.9 billion, of which $1.5 billion are guaranteed by GNMA, FNMA or Freddie Mac, and $0.4 billion are AAA-rated collateralized mortgage obligations (CMOs) secured by prime-based mortgages. The Company also owned fixed-rate medium-term municipal bonds with a fair value of $0.4 billion. None of the bonds in the Company's investment portfolio has suffered a ratings downgrade and none of them are on negative credit watch. Management assessed the portfolio for other-than-temporary impairment and concluded that no impairment existed as of December 31, 2007 or 2006, as the unrealized losses are due only to changes in interest rates and the Company has the ability and intent to hold the securities until recovery.

        Dividend income included in interest income on securities available-for-sale in the consolidated statements of income was $7.2 million and $4.8 million for the years ended December 31, 2007 and 2006, respectively.

        The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities included in the securities portfolio at December 31, 2007, except for mortgage-backed securities which are allocated according to average expected maturities. Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Treasury	$45,228	4.62	$—	—	$—	—	$—	—	$45,228	4.62
Federal Agency	30,932	3.94	20,110	4.01	—	—	—	—	51,042	3.97
CMO's	70,639	5.36	798,787	4.43	158,013	5.37	—	—	1,027,439	4.64
Mortgage-backed	—	—	618,426	4.23	182,387	4.49	6,721	6.07	807,534	4.31
State and Municipal	42,541	4.34	120,279	3.95	201,207	3.87	31,428	3.96	395,455	3.95
Other	—	—	—	—	31,001	5.71	—	—	31,001	5.71

Total debt securities	$189,340	4.72	$1,557,602	4.31	$572,608	4.58	$38,149	4.33	$2,357,699	4.41

Amortized cost	$189,524		$1,578,305		$578,722		$38,096		$2,384,647

Loan Portfolio

        Total loans were $11.6 billion, $10.4 billion, and $9.3 billion at December 31, 2007, 2006, and 2005, respectively. Total loans increased $1.2 billion during 2007 due to increased loan demand augmented by the acquisition of BBNV. Commercial loans, including lease financing, increased $0.4 billion. Residential mortgage loans grew $0.3 billion while construction loans and commercial real estate mortgages increased $0.6 billion.

        Total loans increased $1.1 billion during 2006 due to strong loan demand. Residential mortgage loans grew $0.2 billion, while commercial loans, including lease financing, grew $0.6 billion. The combined total of construction loans and commercial real estate mortgages increased $0.2 billion.

        The following table shows the Company's consolidated loans by type of loan and their percentage distribution:

	December 31,
Dollars in thousands
	2007	2006	2005	2004	2003
Commercial	$4,193,436	$3,869,161	$3,388,640	$2,851,790	$3,035,462
Residential mortgages	3,176,322	2,869,775	2,644,030	2,299,600	1,986,052
Commercial real estate mortgages	1,954,539	1,710,113	1,857,273	1,841,974	1,765,451
Real estate construction	1,429,761	1,115,958	724,879	834,445	637,590
Equity lines of credit	432,513	404,657	333,548	255,194	188,710
Installment loans	178,195	201,125	200,296	219,701	149,266
Lease financing	265,872	215,216	116,936	178,573	120,211

Total loans and leases	$11,630,638	$10,386,005	$9,265,602	$8,481,277	$7,882,742

Commercial	36.1%	37.3%	36.6%	33.6%	38.5%
Residential mortgages	27.3	27.6	28.5	27.1	25.2
Commercial real estate mortgages	16.8	16.5	20.0	21.7	22.4
Real estate construction	12.3	10.7	7.8	9.9	8.1
Equity lines of credit	3.7	3.9	3.6	3.0	2.4
Installment loans	1.5	1.9	2.2	2.6	1.9
Lease financing	2.3	2.1	1.3	2.1	1.5

Total loans and leases	100.0%	100.0%	100.0%	100.0%	100.0%

        The Company's loan portfolio consists primarily of loans for business and real estate purposes. Generally, loans are made on the basis of an available cash-flow repayment source as the first priority, with collateral being a secondary source for loan qualification. Although the legal lending limit for any one borrowing relationship was $218.9 million at December 31, 2007, the Bank has established "house limits" for individual borrowings. These limits vary by risk rating.

Commercial

        Commercial loans, including lease financing, were $4.46 billion at December 31, 2007, representing 38.3 percent of the loan portfolio compared with $4.08 billion, or 39.3 percent of the loan portfolio, at December 31, 2006. The average outstanding individual note balance in the commercial loan portfolio at December 31, 2007 was $643,895. See also "Results of Operations—Net Interest Income."

        To grow and diversify its portfolio, the bank purchases and sells participations in loans. Included in this portfolio are purchased participations in shared national credits ("SNCs"). As of December 31, 2007 purchased SNC commitments totaled $1.3 billion or 7.3 percent of total loan commitments. Outstanding loan balances on purchased SNCs were $495 million or 4.2 percent of total loans outstanding. At December 31, 2006, purchased SNC commitments totaled $1 billion, and outstanding balances totaled $388 million. The growth in the purchased SNC portfolio during 2007 was related to commercial credits.

        The commercial loan portfolio also includes $111.0 million of loans to borrowers in the for-sale housing industry.

        Following is a breakdown of commercial loans and lease financing to businesses engaged in the industries listed.

Commercial Loans and Leases by Industry

	December 31,
Dollars in thousands
	2007	%	2006	%
Services (1)	$908,755	20.4	$764,417	18.7
Entertainment	795,281	17.8	826,232	20.2
Wholesale Trade	292,034	6.5	330,645	8.1
Manufacturing	375,580	8.4	318,168	7.8
Public Finance	187,322	4.2	200,003	4.9
Real estate owner/lessors (2)	541,702	12.1	533,794	13.1
Construction and development (2)	211,593	4.7	189,144	4.6
Finance and Insurance	525,290	11.8	392,374	9.6
Retail Trade	334,103	7.5	283,938	7.0
Other	287,648	6.6	245,662	6.0

Total	$4,459,308	100.0	$4,084,377	100.0

Nonaccrual loans	$17,103		$2,977

Percentage of total commercial loans	0.38%		0.07%

(1)
Legal, membership organizations, engineering and management services, etc.

(2)
Not secured by real estate.

Residential Mortgage

        Residential mortgage loans, which comprised 27.3 percent of total loans in 2007, grew $306.5 million, or 10.7 percent, to $3.18 billion at December 31, 2007. In 2007, 100 percent of the portfolio was originated internally, primarily to existing clients. The Company has not purchased any loans since 1997, except for CRA purposes. The residential first mortgage loans originated internally, primarily as an accommodation to existing clients, have a weighted average loan-to-value ratio of 51 percent at origination. The average outstanding individual note balance at December 31, 2007 was $780,956.

Commercial Real Estate Mortgage

        Commercial real estate mortgages, representing 16.8 percent of the loan portfolio, were comprised of 95.9 percent commercial properties and 4.1 percent multi-family condominium or apartment loans.

The average outstanding individual note balance at December 31, 2007 was $1,458,117. A breakdown of real estate mortgage loans by collateral type follows:

Commercial Real Estate Mortgage Loans by Collateral Type

	December 31,
Dollars in thousands
	2007	%	2006	%
Industrial	$887,669	45.4	$838,025	49.0
Office buildings	331,872	17.0	307,476	18.0
Shopping centers	164,187	8.4	115,419	6.7
Land, agriculture	47,134	2.4	29,163	1.7
Non-Profit (religious/schools)	68,970	3.5	41,944	2.5
Auto dealership	95,725	4.9	73,742	4.3
Condominiums/apartments	79,639	4.1	75,760	4.4
Other	279,343	14.3	228,584	13.4

Total	$1,954,539	100.0	$1,710,113	100.0

Nonaccrual loans	$1,621		$4,849

Percentage of total commercial real estate mortgage loans	0.08%		0.28%

Real Estate Construction

        The real estate construction portfolio includes land loans and loans to develop or construct and sell residential and commercial properties. These loans represent 12.3 percent of the Company's $11.6 billion loan portfolio and a vast majority of the loans have guarantees. The Real estate construction portfolio includes approximately $519 million of loans to borrowers in the for-sale housing industry. Real estate construction loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project, and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to the project's incurred costs, sales price and absorption. The average outstanding individual note balance at December 31, 2007 was $4,076,906. Following is a breakdown of real estate construction loans by collateral type:

Real Estate Construction Loans by Collateral Type

	December 31,
Dollars in thousands
	2007	%	2006	%
Industrial	$151,726	10.6	$110,010	9.9
1-4 family	359,473	25.1	226,539	20.3
Office buildings	181,087	12.7	161,331	14.5
Land, Commercial	240,273	16.8	114,862	10.3
Land, residential	164,090	11.5	130,447	11.7
Shopping centers	163,863	11.5	102,684	9.2
Condominiums/apartments	119,002	8.3	191,598	17.2
Other	50,247	3.5	78,487	6.9

Total	$1,429,761	100.0	$1,115,958	100.0

Nonaccrual loans	$55,632		$12,678

Percentage of total real estate construction loans	3.89%		1.14%

Equity Lines of Credit

        Equity lines of credit which comprised 3.7 percent of total loans at December 31, 2007 are made primarily to existing clients. The average LTV at origination for these loans was 55.0 percent. The average outstanding individual note balance at December 31, 2007 was $243,534. At December 31, 2007, equity lines of credit totaling approximately $679,000 were on nonaccrual.

Installment

        Installment loans consist primarily of loans to individuals for personal purchases. At December 31, 2007 installment loans comprised 1.5 percent of total loans and loans totaling approximately $139,000 were on nonaccrual. The average outstanding individual note balance at December 31, 2007 was $69,611.

Portfolio Characteristics

        The Company's lending activities are predominantly in California, and to a lesser extent, New York and Nevada. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada.

        Inherent in any loan portfolio are risks associated with certain types of loans. The Company assesses and manages credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies, and internal monitoring. As part of the control process, an independent credit risk review department regularly examines the Company's loan portfolio and other credit-related products, including unused commitments and letters of credit. In addition to this internal credit process, the Company's loan portfolio is subject to examination by external regulators in the normal course of business. Credit quality is influenced by underlying trends in the economic and business cycle. The Company also seeks to manage and control its risk through diversification of the portfolio by type of loan, industry concentration, and type of borrower as well as specific maximum loan-to-value ("LTV") limitations at origination for various categories of real estate-related loans other than residential first mortgage loans. These ratios are as follows:

Maximum LTV Ratios

Category of Real Estate Collateral	Maximum LTV Ratio
1-4 family	80%
Multi-family	75
Equity lines of credit	80
Industrial	75
Shopping centers	75
Churches/religious	65
Office building	70
Other improved property	65
Acquisition and development	65
Land, nonresidential	50

        The Company's loan policy provides that any term loan on income-producing properties should have minimum debt service coverage at origination of at least 1.20 to 1 for non-owner-occupied property. Any exception to these guidelines requires approval at higher levels of authority based on the type of exception. Exceptions are reviewed by the Credit Policy Committee of the Bank.

        The federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance provides for an increased level of regulatory oversight and monitoring for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific type of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent or more of the institution's total risk-based capital; total CRE loans represent 300 percent or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50 percent or more within the last 36 months. The Company is within the thresholds specified by the guidance. As of December 31, 2007, total loans for construction, land development and other land represented 100 percent of total risk-based capital; total CRE loans represented 207 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 42 percent over the last 36 months.

        The Company has no residential mortgage loans with high LTVs (as defined in FDICIA as greater than 90 percent), loans with option ARM terms, as defined in SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk," or that allow for negative amortization. The Company does offer interest-only loans. As of December 31, 2007, there were interest-only residential mortgages totaling approximately $612.9 million and home equity lines of credit totaling approximately $432.5 million. As of December 31, 2006, there were interest-only residential mortgages totaling approximately $372.8 million and home equity lines of credit totaling approximately $404.7 million.

        Floating-rate loans comprised 61.1 percent of the total loan portfolio at December 31, 2007 compared to 57.8 percent at December 31, 2006. At December 31, 2007, 76.3 percent of outstanding commercial loans, including lease financing, 57.8 percent of commercial real estate loans, 44.8 percent of residential real estate loans, and 71.4 percent of installment loans were floating-rate loans. Hybrid loans, which convert from fixed to floating rates, are included in floating-rate loans.

        One of the significant risks associated with real estate lending involves environmental hazards on or in property affiliated with the loan. The Company analyzes such risks through an evaluation performed by the Bank's Environmental Risk Management Unit for all loans secured by real estate. A Phase I Environmental Site Assessment ("ESA") report may be required if the evaluation determines it appropriate. Other reasons would include the industrial use of environmentally sensitive substances or the proximity to other known environmental problems. A more comprehensive Phase II ESA report is required in certain cases, depending on the outcome of the Phase I report.

        The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities.

Loan Maturities

	December 31, 2007
Dollars in thousands	Commercial	Residential Mortgages	Commercial Real Estate Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Total
Aggregate maturities of balances due:
In one year or less
Interest rate—floating	$2,467,405	$8,949	$152,638	$974,406	$16,211	$111,501	$3,731,110
Interest rate—fixed	167,267	4,121	8,397	18,629	—	592	199,006
After one year but within five years
Interest rate—floating	692,907	14,362	158,399	421,610	23,731	10,859	1,321,868
Interest rate—fixed	381,351	31,842	31,933	7,205	—	15,027	467,358
After five years
Interest rate—floating	241,761	1,161,141	245,500	4,039	392,571	4,937	2,049,949
Interest rate—fixed	508,617	1,955,907	1,357,672	3,872	—	35,279	3,861,347

Total loans	$4,459,308	$3,176,322	$1,954,539	$1,429,761	$432,513	$178,195	$11,630,638

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

        The Company has an internal credit risk analysis and review staff that issues reports to the Audit and Risk Committee of the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem loans, potential problem loans and loans to be charged off, an assessment of the overall quality and collectibility of the portfolio, consideration of the credit loss experience, trends in problem loans and concentration of credit risk, as well as current economic conditions, particularly in California. Management then evaluates the allowance, determines its desired level, determines appropriate provisions, and reviews the results with the Audit and Risk Committee which ultimately approves management's recommendation.

        The provision is the expense recognized in the income statement to adjust the allowance and reserve to the level deemed appropriate by management, as determined through application of the Company's allowance methodology procedures. See "Critical Accounting Policies" on page 29.

        In accordance with the Company's allowance for loan and lease losses methodology, the Company recorded $20.0 million of expense through the provision for credit losses for the year ended December 31, 2007, and recorded $0.6 million of income through the provision for credit losses for the year ended December 31, 2006. Prior to 2007, the Company had not recorded a provision expense for credit losses since the second quarter of 2003. For additional discussion of the provision for credit losses see "Results of Operations—Provision for Credit Losses."

        The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the five years ended December 31, 2007:

	Year ended December 31,
Dollars in thousands
	2007	2006	2005	2004	2003
Loans and leases outstanding	$11,630,638	$10,386,005	$9,265,602	$8,481,277	$7,882,742

Average amount of loans and leases outstanding	$11,057,411	$9,948,363	$8,875,358	$8,106,657	$7,729,150

Balance of allowance for loan and lease losses, beginning of year	$155,342	$153,983	$148,568	$156,015	$156,598
Loans charged-off:
Commercial	(7,768)	(7,320)	(6,575)	(24,265)	(38,314)
Residential mortgages	—	—	—	(3)	—
Commercial real estate mortgages	(297)	(94)	(1,898)	(3,920)	—
Real estate construction	(5,929)	(684)	—	—	(1,524)
Equity lines of credit	(50)	(11)	—	—	—
Installment	(187)	(62)	(95)	(337)	(184)

Total loans charged-off	(14,231)	(8,171)	(8,568)	(28,525)	(40,022)

Recoveries of loans previously charged-off:
Commercial	5,265	9,482	16,055	21,628	11,544
Residential mortgages	—	—	3	14	13
Commercial real estate mortgages	11	1,305	345	1,046	440
Real estate construction	438	68	1,300	100	411
Equity lines of credit	—	—	41	3	42
Installment	40	113	84	67	56

Total recoveries	5,754	10,968	17,828	22,858	12,506

Net loans (charged-off)/recovered	(8,477)	2,797	9,260	(5,667)	(27,516)
Provision for credit losses	20,000	(610)	—	—	29,000
Transfers to reserve for off-balance sheet credit commitments	(2,855)	(828)	(3,845)	(1,780)	(2,067)
Allowance of acquired institution	4,513	—	—	—	—

Balance, end of year	$168,523	$155,342	$153,983	$148,568	$156,015

Net (charge-offs)/recoveries to average loans and leases	(0.08)%	0.03%	0.10%	(0.07)%	(0.36)

Ratio of allowance for loan and lease losses to total period-end loans and leases	1.45%	1.50%	1.66%	1.75%	1.98

Reserve for off-balance sheet credit commitments
Balance, beginning of the year	$16,424	$15,596	$11,751	$9,971	$7,904
Recovery of prior charge-off	(67)	—	—	—	—
Reserve of acquired institution	492	—	—	—	—
Transfers from allowance	2,855	828	3,845	1,780	2,067

Balance, end of the year	$19,704	$16,424	$15,596	$11,751	$9,971

        Net loan charge-offs were $8.5 million for 2007 or 0.08 percent of average loans and leases. Net loan recoveries for 2006 and 2005 were $2.8 million, or 0.03 percent of average loans, and $9.3 million, or 0.1 percent of average loans and leases, respectively.

        The allowance for loan and lease losses as a percentage of total loans and leases was 1.45 percent, 1.50 percent, and 1.66 percent at December 31, 2007, 2006, and 2005, respectively. The allowance for loan and lease losses as a percentage of nonperforming loans was 223.0 percent, 743.9 percent, and 1,069.3 percent at December 31, 2007, 2006, and 2005, respectively. See "Nonaccrual, Past Due, and Restructured Loans" below for additional discussion of nonperforming and restructured loans.

        Based on an evaluation of individual credits, previous loan and lease loss experience, management's evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses as shown for the past five years in the table below.

Allocation of Allowance for Loan and Lease Losses

	Allowance amount					Percent of loans to total loans
Dollars in thousands
	2007	2006	2005	2004	2003	2007	2006	2005	2004	2003
Commercial	$81,221	$82,984	$82,120	$79,093	$96,893	38%	39%	38%	36%	40%
Residential mortgages	9,255	8,778	8,423	7,967	5,236	27	28	29	27	25
Commercial real estate mortgages	33,241	35,630	37,010	39,549	36,580	17	16	20	22	22
Real estate construction	38,455	17,309	15,082	14,994	12,350	12	11	8	10	8
Equity lines of credit	2,997	6,951	6,500	4,964	3,210	4	4	4	3	2
Installment	3,354	3,690	4,848	2,001	1,746	2	2	1	2	3

Total	$168,523	$155,342	$153,983	$148,568	$156,015	100%	100%	100%	100%	100%

        While the allowance is allocated by loan type above, the allowance is general in nature and is available for the portfolio in its entirety. The increased allowance allocation to real estate construction loans is due to the ongoing weakness in the housing sector. Refer to the Recent Developments section of this report for further discussion of the credit markets. In 2006 and 2005, increased allocations to commercial loans and residential mortgages reflect the growth of the portfolios.

        At December 31, 2007, there were $71.4 million of impaired loans included in nonaccrual loans that had an allowance of $8.4 million allocated to them. On a comparable basis, at December 31, 2006, there were $19.0 million of impaired loans which had an allowance of $0.5 million allocated to them.

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

Nonaccrual, Past Due, and Restructured Loans

        Total nonperforming assets (nonaccrual loans and OREO) were $75.6 million, or 0.65 percent of total loans at December 31, 2007, compared with $20.9 million, or 0.20 percent of total loans, at December 31, 2006. The Company had no OREO or troubled debt restructured at December 31, 2007 or December 31, 2006.

        The following table presents information concerning nonaccrual loans, OREO and loans which are contractually past due 90 days or more as to interest or principal payments and still accruing:

	December 31,
Dollars in thousands
	2007	2006	2005	2004	2003
Nonaccrual loans:
Commercial	$17,103	$2,977	$5,141	$30,334	$37,418
Residential mortgages	387	—	294	94	899
Commercial real estate mortgages	1,621	4,849	923	2,255	2,527
Real estate construction	55,632	12,678	7,650	790	916
Equity lines of credit	679	—	21	380	168
Installment	139	379	371	785	345

Total	75,561	20,883	14,400	34,638	42,273
OREO	—	—	—	—	—

Total nonaccrual loans and OREO	$75,561	$20,883	$14,400	$34,638	$42,273

Total nonaccrual loans as a percentage of total loans and leases	0.65%	0.20%	0.16%	0.41%	0.54%
Total nonaccrual loans and OREO as a percentage of total loans and leases and OREO	0.65	0.20	0.16	0.41	0.54
Allowance for loan and lease losses to total loans and leases	1.45	1.50	1.66	1.75	1.98
Allowance for loan and lease losses to nonaccrual loans	223.0	743.9	1,069.3	428.9	369.1
Loans past due 90 days or more on accrual status:
Commercial	$—	$—	$—	$142	$235
Real estate	—	—	—	—	1,808
Other	1	337	—	—	—

Total	$1	$337	$—	$142	$2,043

        Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

        At December 31, 2007, in addition to loans disclosed above as past due or nonaccrual, management also identified $67.9 million of loans to 24 borrowers, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at December 31, 2007. This amount was determined based on analysis of information known to management about the borrowers' financial condition and current economic conditions. Management's classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

        The table below summarizes the changes in nonaccrual loans for the years ended December 31, 2007 and 2006.

Nonaccrual Loans

Dollars in thousands	2007	2006
Balance, beginning of the year	$20,883	$14,400
Loans placed on nonaccrual	85,724	36,515
Loans from acquisitions	50	—
Charge-offs	(10,815)	(5,917)
Loans returned to accrual status	(4,134)	(5,723)
Repayments (including interest applied to principal)	(16,147)	(18,392)

Balance, end of year	$75,561	$20,883

        The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $3.7 million, $2.3 million, and $2.6 million for the years ended December 31, 2007, 2006, and 2005, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case the interest payments are recognized as interest income. Interest collected on nonaccrual loans and applied to principal was $1.4 million, $1.1 million, and $1.4 million for the years ended December 31, 2007, 2006, and 2005, respectively. Interest income not recognized on nonaccrual loans reduced the net interest margin by 2, 1, and 1 basis points for the years ended December 31, 2007, 2006, and 2005, respectively.

Other Assets

        Other assets include the following:

	December 31,
Dollars in thousands
	2007	2006
Accrued interest receivable	$70,660	$74,534
Other accrued income	23,668	22,938
Deferred Compensation Fund assets	50,336	35,396
Stock in government agencies	48,828	46,963
Income tax receivable	—	43,133
Private Equity and alternative investments	28,391	15,983
PML assets	1,448	13,716
Other	76,759	40,591

Total other assets	$300,090	$293,254

        Additional information on the income tax receivable item can be found in Note 8 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet

        In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, letters of credit, and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client's creditworthiness on a case-by-case basis.

        The Company had off-balance sheet loan commitments aggregating $5.3 billion at December 31, 2007, an increase from $5.0 billion at December 31, 2006. In addition, the Company had $840.2 million outstanding in bankers' acceptances and letters of credit of which $822.1 million relate to standby letters of credit at December 31, 2007. At December 31, 2006, bankers' acceptances and letters of credit were $662.0 million of which $650.6 million related to standby letters of credit. Substantially all of the Company's loan commitments are on a variable-rate basis and are comprised of real estate and commercial loan commitments.

        As of December 31, 2007, the Company had private equity fund and alternative investment commitments of $60.7 million, of which $31.0 million was funded. As of December 31, 2006, the Company had private equity fund and alternative investment commitments of $49.7 million, of which $19.4 million was funded. In addition, the Company had unfunded Affordable Housing Fund commitments of $30.3 million and $26.4 million as of December 31, 2007 and 2006, respectively.

        In addition to the commitments described above, the Company enters into other contractual obligations in the ordinary course of business. Certain of these obligations, such as time deposits and long-term debt, are recorded as liabilities in the consolidated financial statements. Other items, such as operating leases and agreements to purchase goods or services are only required to be disclosed. The following table summarizes the Company's contractual obligations at December 31, 2007, and provides the expected cash payments (not including interest) to be made in future periods to settle these obligations. Expected cash payments associated with time deposits and long-term debt are based on deposit maturity and principal payment dates, respectively. Additional details regarding these obligations are provided in the footnotes to the financial statements as referenced in the table.

Contractual Obligations

	Minimum Contractual Payments by Period
Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits (Note 12)	$1,527,735	$1,454,272	$62,615	$5,776	$5,072
Long-term debt (Note 12)	498,338	117,869	150,314	225,000	5,155
Operating leases (Note 7)	228,680	30,458	80,557	40,260	77,405
Purchases of affiliate interests (Note 15)	24,764	1,419	7,180	5,271	10,894
Purchase obligations (1)	50,539	16,763	27,957	2,217	3,602
Contingent tax reserves (Note 8)	15,943	—	15,943	—	—

Total contractual obligations	$2,345,999	$1,620,781	$344,566	$278,524	$102,128

(1)
Represents agreements to purchase data processing and software services.

Deposits and Borrowed Funds

        Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits increased to $10.36 billion in 2007 compared with $10.15 billion in 2006. The increase in average deposits is largely due to the acquisition of BBNV as well as growth of interest-bearing and time deposits. The overall increase in average deposits includes a 3.5 percent decrease in average noninterest-bearing deposits as some clients shifted funds to higher yielding accounts, and title and escrow deposits declined due to the slowdown in the housing industry.

        Certificates of deposit of $100,000 or more totaled $1,306.8 million at December 31, 2007, of which $669.8 million mature within three months, $580.2 million mature within four months to one year and $56.8 million mature beyond one year.

        At December 31, 2007 and 2006, the aggregate amount of deposits by foreign depositors in domestic offices totaled $87.1 million and $92.6 million, respectively. Brokered deposits were $20.2 million and $444 million, at December 31, 2007 and 2006, respectively. The decline in brokered deposit balances compared with the prior year is due to maturities. These deposits were not replaced as growth in interest-bearing and time deposits provided a lower cost source of funds.

        Borrowed funds provide an additional source of funding for loan growth. The average balance of short-term borrowings increased to $662.9 million for 2007 from $541.7 million for 2006. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes and FHLB borrowings. The average balance of other borrowings was $644.6 million for 2007 compared with $627.4 for 2006. Other borrowings includes ten-year subordinated notes issued by the bank and senior notes issued by the Corporation. The notes have maturity dates ranging from January 2008 to February 2013. The subordinated notes qualify as capital for purposes of determining the Company's risk-based capital ratios. Further information on borrowed funds is provided in Note 12 of the Notes to Consolidated Financial Statements on page A-33.

Capital

        At December 31, 2007, the Corporation's and the Bank's Tier 1 capital, which is comprised of common shareholders' equity as modified by certain regulatory adjustments, amounted to $1.20 billion and $1.18 billion, respectively. At December 31, 2006, the Corporation's and the Bank's Tier 1 capital amounted to $1.27 billion and $1.29 billion, respectively. The decrease from December 31, 2006 resulted from 2007 earnings and the exercise of stock options which were more than offset by dividends paid and shares repurchased. See Note 19 of the Notes to Consolidated Financial Statements.

        The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 2007, 2006, and 2005.

	Regulatory Well Capitalized Standards		December 31,
			2007	2006	2005
City National Corporation
Tier 1 leverage	N/A	%	7.97%	8.81%	8.82%
Tier 1 risk-based capital	6.00		9.31	11.09	12.33
Total risk-based capital	10.00		11.27	13.60	15.53
City National Bank
Tier 1 leverage	5.00%		7.95%	9.04%	9.26%
Tier 1 risk-based capital	6.00		9.28	11.38	12.86
Total risk-based capital	10.00		11.24	13.89	16.05

        Shareholders' equity to assets as of December 31, 2007 was 10.42 percent compared with 10.02 percent as of December 31, 2006.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We have made forward-looking statements in this document that are subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. See Part I, Item 1A—Risk Factors regarding these forward-looking statements and a number of factors, many of which are beyond the Company's ability to control or predict, that could cause future results to differ materially from those contemplated by such forward-looking statements.

QUARTERLY RESULTS

        The following table summarizes quarterly operating results for 2007 and 2006.

2007 Quarterly Operating Results (Unaudited)

	Quarter ended
Dollars in thousands
	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$214,241	$225,825	$230,066	$223,969	$894,101
Interest expense	66,972	72,921	76,340	69,596	285,829

Net interest income	147,269	152,904	153,726	154,373	608,272
Provision for credit losses	—	—	—	20,000	20,000

Net interest income after provision for credit losses	147,269	152,904	153,726	134,373	588,272
Noninterest income	65,679	72,822	83,749	82,326	304,576
Gain (loss) on sale of securities	269	866	(2,516)	7	(1,374)
Noninterest expense	121,713	130,315	135,186	142,031	529,245
Minority interest	2,076	2,325	2,211	2,244	8,856

Income before taxes	89,428	93,952	97,562	72,431	353,373
Income taxes	32,883	34,799	37,469	25,509	130,660

Net income	$56,545	$59,153	$60,093	$46,922	$222,713

Net income per share, basic	$1.18	$1.22	$1.24	$0.98	$4.62

Net income per share, diluted	$1.15	$1.19	$1.22	$0.96	$4.52

2006 Quarterly Operating Results (Unaudited)

	Quarter ended
Dollars in thousands
	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$198,168	$206,228	$208,395	$213,524	$826,315
Interest expense	45,786	52,206	59,625	62,788	220,405

Net interest income	152,382	154,022	148,770	150,736	605,910
Provision for credit losses	—	(610)	—	—	(610)

Net interest income after provision for credit losses	152,382	154,632	148,770	150,736	606,520
Noninterest income	54,190	59,259	65,065	68,356	246,870
Gain (loss) on sale of securities	708	(716)	(362)	(4,130)	(4,500)
Noninterest expense	114,039	117,938	118,824	125,245	476,046
Minority interest expense	1,228	1,213	1,808	1,709	5,958

Income before taxes	92,013	94,024	92,841	88,008	366,886
Income taxes	34,781	35,283	33,847	29,452	133,363

Net income	$57,232	$58,741	$58,994	$58,556	$233,523

Net income per share, basic	$1.16	$1.20	$1.23	$1.23	$4.82

Net income per share, diluted	$1.12	$1.16	$1.20	$1.19	$4.66

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

        (i)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

        (ii)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

        (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, using the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007, has issued an audit report on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board. That report appears on page A-2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
City National Corporation:

        We have audited City National Corporation's (the Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, City National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of City National Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

                                                                                                       /s/ KPMG LLP

Los Angeles, California
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
City National Corporation:

        We have audited the accompanying consolidated balance sheets of City National Corporation and subsidiaries (the Corporation) as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting,

        As discussed in Note 1 to the consolidated financial statements in 2007 the Corporation changed its method of accounting for uncertainty in income taxes, and in 2006 the Corporation changed its method of accounting for defined benefit pensions and other postretirement plans, stock-based compensation, and considering the effects of prior year misstatements in current year financial statements.

                                                                                                       /s/ KPMG LLP

Los Angeles, California
February 27, 2008

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
Dollars in thousands, except per share amounts
	2007	2006
Assets
Cash and due from banks	$365,918	$423,114
Due from banks—interest-bearing	88,151	60,940
Federal funds sold	—	127,000
Securities available-for-sale—cost $2,484,903 and $3,017,190 at December 31, 2007 and December 31, 2006, respectively:
Securities pledged as collateral	212,233	—
Held in portfolio	2,250,422	2,953,247
Trading account securities	293,355	147,907
Loans and leases	11,630,638	10,386,005
Less allowance for loan and lease losses	168,523	155,342

Net loans and leases	11,462,115	10,230,663
Premises and equipment, net	118,067	94,745
Deferred tax asset	129,403	126,045
Goodwill	452,480	249,641
Customer-relationship intangibles, net	67,647	37,920
Bank-owned life insurance	72,220	70,156
Affordable housing investments	73,640	65,800
Customers' acceptance liability	3,549	3,877
Other assets	300,090	293,254

Total assets	$15,889,290	$14,884,309

Liabilities
Demand deposits	$5,858,497	$6,002,068
Interest checking deposits	879,062	755,098
Money market deposits	3,421,691	3,216,949
Savings deposits	135,519	153,417
Time deposits—under $100,000	220,928	198,329
Time deposits—$100,000 and over	1,306,808	1,846,955

Total deposits	11,822,505	12,172,816
Federal funds purchased and securities sold under repurchase agreements	1,544,411	422,903
Other short-term borrowings	100,000	97,525
Current portion of subordinated debt	115,850	—
Subordinated debt	157,709	269,848
Long-term debt	233,465	217,569
Reserve for off-balance sheet credit commitments	19,704	16,424
Other liabilities	204,814	164,079
Acceptances outstanding	3,549	3,877

Total liabilities	14,202,007	13,365,041
Minority interest in consolidated subsidiaries—includes redeemable minority interests with a redemption value of $26,065 and $21,205 at December 31, 2007 and December 31, 2006, respectively	31,676	28,425
Commitments and contingencies
Shareholders' Equity
Preferred Stock authorized—5,000,000; none outstanding	—	—
Common Stock-par value-$1.00; authorized—75,000,000; Issued—50,824,178 and 50,718,794 shares at December 31, 2007 and December 31, 2006, respectively	50,824	50,719
Additional paid-in capital	420,168	412,249
Accumulated other comprehensive loss	(9,349)	(41,459)
Retained earnings	1,369,999	1,264,697
Treasury shares, at cost—2,588,299 and 2,835,908 shares at December 31, 2007 and December 31, 2006, respectively	(176,035)	(195,363)

Total shareholders' equity	1,655,607	1,490,843

Total liabilities and shareholders' equity	$15,889,290	$14,884,309

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	For the year ended December 31,
In thousands, except per share amounts
	2007	2006	2005
Interest Income
Loans and leases	$764,441	$672,018	$548,905
Securities available-for-sale	123,060	149,262	164,004
Trading account securities	3,825	2,715	1,358
Due from banks—interest-bearing	2,089	795	282
Federal funds sold and securities purchased under resale agreements	686	1,525	1,617

Total interest income	894,101	826,315	716,166

Interest Expense
Deposits	214,680	159,024	76,045
Federal funds purchased and securities sold under repurchase agreements	32,491	26,463	8,583
Subordinated debt	16,272	15,399	10,600
Other long-term debt	14,728	12,989	10,074
Other short-term borrowings	7,658	6,530	823

Total interest expense	285,829	220,405	106,125

Net interest income	608,272	605,910	610,041
Provision for credit losses	20,000	(610)	—

Net interest income after provision for credit losses	588,272	606,520	610,041

Noninterest Income
Trust and investment fees	140,753	107,462	80,818
Brokerage and mutual fund fees	60,279	50,358	41,927
Cash management and deposit transaction charges	35,261	31,631	34,096
International services	30,399	26,174	23,159
Gain on sale of other assets	5,989	2,750	1,067
Bank-owned life insurance	2,690	2,996	3,203
(Loss) gain on sale of securities	(1,374)	(4,500)	1,287
Other	29,205	25,499	24,811

Total noninterest income	303,202	242,370	210,368

Noninterest Expense
Salaries and employee benefits	331,091	295,151	263,398
Net occupancy of premises	43,538	40,241	35,083
Legal and professional fees	35,975	34,998	39,105
Information services	23,364	21,830	19,487
Depreciation and amortization	20,932	19,062	18,434
Marketing and advertising	21,837	18,654	16,171
Office services	12,295	10,751	10,697
Amortization of intangibles	8,854	5,284	6,595
Equipment	3,249	2,812	2,355
Other operating	28,110	27,263	26,853

Total noninterest expense	529,245	476,046	438,178
Minority interest expense	8,856	5,958	5,675

Income before income taxes	353,373	366,886	376,556
Income taxes	130,660	133,363	141,821

Net income	$222,713	$233,523	$234,735

Net income per share, basic	$4.62	$4.82	$4.77

Net income per share, diluted	$4.52	$4.66	$4.60

Shares used to compute income per share, basic	48,234	48,477	49,159

Shares used to compute income per share, diluted	49,290	50,063	51,062

Dividends per share	$1.84	$1.64	$1.44

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands
	2007	2006	2005
Cash Flows From Operating Activities
Net income	$222,713	$233,523	$234,735
Adjustments to net income:
Provision for credit losses	20,000	(610)	—
Amortization of intangibles	8,854	5,284	6,595
Depreciation and amortization	20,932	19,062	18,434
Amortization of cost and discount on long-term debt	708	707	708
Stock-based employee compensation expense	13,949	12,251	4,209
Gain on sale of other assets	(5,989)	(2,750)	(1,067)
Loss (gain) on sales of securities	1,374	4,500	(1,287)
Other, net	(9,506)	(15,995)	(10,208)
Net change in:
Trading account securities	(145,448)	(88,563)	16,534
Deferred income tax benefit	6,395	(817)	(5,567)
Other assets and other liabilities, net	(1,270)	(27,260)	23,840

Net cash provided by operating activities	132,712	139,332	286,926

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(211,479)	(195,777)	(831,156)
Sales of securities available-for-sale	196,329	527,599	147,309
Maturities and paydowns of securities	611,870	678,230	717,989
Loan originations, net of principal collections	(847,442)	(1,115,555)	(781,701)
Purchase of premises and equipment	(37,030)	(30,939)	(32,678)
Acquisition of BBNV, net of cash acquired	(53,953)	—	—
Acquisition of Convergent Wealth, net of cash acquired	(101,292)	—	—
Other investing activities	(15,508)	(6,443)	(3,319)

Net cash used by investing activities	(458,505)	(142,885)	(783,556)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(791,429)	34,344	151,557
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	1,121,508	232,713	(14,464)
Net increase (decrease) in short-term borrowings, net of transfers from long-term debt	2,475	(2,475)	99,875
Net increase (decrease) in other borrowings	146	(283)	(1,998)
Proceeds from exercise of stock options	25,907	19,073	27,039
Tax benefit from exercise of stock options	5,026	9,959	9,959
Stock repurchases	(105,450)	(161,618)	(44,924)
Cash dividends paid	(89,375)	(80,126)	(71,248)

Net cash provided by financing activities	168,808	51,587	155,796

Net (decrease) increase in cash and cash equivalents	(156,985)	48,034	(340,834)
Cash and cash equivalents at beginning of year	611,054	563,020	903,854

Cash and cash equivalents at end of period	$454,069	$611,054	$563,020

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$300,307	$203,346	$104,763
Income taxes	92,602	156,343	106,755
Non-cash investing activities:
Restructuring of investment	—	—	2,724
Stock issued for acquisition	88,015	—	—

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

Dollars in thousands	Shares issued	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury stock	Total shareholders' equity
Balance, December 31, 2004	50,589,408	$50,589	$397,954	$(1,365)	$957,987	$(56,643)	$1,348,522
Net income	—	—	—	—	234,735	—	234,735
Other comprehensive loss net of tax
Net unrealized loss on securities available-for-sale, net of taxes of $32.5 million and reclassification of $3.5 million for net loss included in net income	—	—	—	(44,895)	—	—	(44,895)
Net unrealized loss on cash flow hedges, net of taxes of $3.9 million and reclassification of $0.1 million net loss included in net income	—	—	—	(5,342)	—	—	(5,342)

Total other comprehensive loss	—	—	—	(50,237)	—	—	(50,237)
Issuance of shares for stock options	(29,739)	(29)	(15,324)	—	—	42,392	27,039
Restricted stock grants, net of cancellations	41,274	41	(41)	—	—	—	—
Stock-based employee compensation expense	—	—	4,111	—	—	—	4,111
Tax benefit from stock options	—	—	9,959	—	—	—	9,959
Cash dividends paid	—	—	—	—	(71,248)	—	(71,248)
Repurchased shares, net	—	—	—	—	—	(44,924)	(44,924)

Balance, December 31, 2005	50,600,943	50,601	396,659	(51,602)	1,121,474	(59,175)	1,457,957
Adjustment to initially apply Staff Accounting Bulletin No. 108	—	—	—	—	(10,174)	—	(10,174)

Balance, January 1, 2006	50,600,943	50,601	396,659	(51,602)	1,111,300	(59,175)	1,447,783
Net income	—	—	—	—	233,523	—	233,523
Other comprehensive income net of tax
Net unrealized gain on securities available-for-sale, net of taxes of $5.8 million and reclassification of $3.8 million for net loss included in net income	—	—	—	8,038	—	—	8,038
Net unrealized gain on cash flow hedges, net of taxes of $2.6 million and reclassification of $6.0 million net loss included in net income	—	—	—	3,644	—	—	3,644

Total other comprehensive income	—	—	—	11,682	—	—	11,682
Adjustment to initially apply FASB Statement No. 158	—	—	—	(1,539)	—	—	(1,539)
Issuance of shares for stock options	68,246	68	(6,425)	—	—	25,430	19,073
Restricted stock grants, net of cancellations	49,605	50	(50)	—	—	—	—
Stock-based employee compensation expense	—	—	12,106	—	—	—	12,106
Tax benefit from stock options	—	—	9,959	—	—	—	9,959
Cash dividends paid	—	—	—	—	(80,126)	—	(80,126)
Repurchased shares, net	—	—	—	—	—	(161,618)	(161,618)

Balance, December 31, 2006	50,718,794	50,719	412,249	(41,459)	1,264,697	(195,363)	1,490,843
Adjustment to initially apply FASB Interpretation 48	—	—	—	—	(28,036)	—	(28,036)

Balance, January 1, 2007	50,718,794	50,719	412,249	(41,459)	1,236,661	(195,363)	1,462,807
Net income	—	$—	$—	$—	$222,713	$—	$222,713
Other comprehensive income net of tax
Amortization of prior service cost	—	—	—	218	—	—	218
Minimum pension liability adjustment	—	—	—	1,426	—	—	1,426
Net unrealized gain on securities available-for-sale, net of taxes of $17.5 million and reclassification of $2.0 million for net loss included in net income	—	—	—	24,116	—	—	24,116
Net unrealized gain on cash flow hedges, net of taxes of $4.0 million and reclassification of $2.7 million net loss included in net income	—	—	—	6,350	—	—	6,350

Total other comprehensive income	—	—	—	32,110	—	—	32,110
Issuance of shares for stock options	—	—	(18,767)	—	—	44,674	25,907
Restricted stock grants, net of cancellations	105,384	105	(105)	—	—	—	—
Stock-based employee compensation expense	—	—	13,854	—	—	—	13,854
Tax benefit from stock options	—	—	5,026	—	—	—	5,026
Cash dividends paid	—	—	—	—	(89,375)	—	(89,375)
Repurchased shares, net	—	—	—	—	—	(105,450)	(105,450)
Issuance of shares for acquisition	—	—	7,911	—	—	80,104	88,015

Balance, December 31, 2007	50,824,178	$50,824	$420,168	$(9,349)	$1,369,999	$(176,035)	$1,655,607

See accompanying Notes to Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

        City National Corporation (the "Corporation") is the holding company for City National Bank (the "Bank"). City National Bank delivers banking, trust and investment services through 62 offices in Southern California, the San Francisco Bay area, Nevada and New York City. As of December 31, 2007, the Corporation had a majority ownership interest in eight investment advisory affiliates and a minority interest in one other firm. The Corporation also has an unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the "Company" mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

        The Company's accounting and reporting policies conform to generally accepted accounting principles ("GAAP") and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying our estimates and assumptions could cause actual financial results to differ from our estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options and restricted stock, income taxes, goodwill and intangible asset impairment and the valuation of financial assets and liabilities reported at fair value.

        The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements (to the periods in which they applied) and management has discussed these policies with our Audit Committee. The results of operations reflect any adjustments, all of which are of a normal recurring nature, and which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented.

        The Company is on the accrual basis of accounting for income and expenses. In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements.

        Certain prior year balances have been reclassified to conform to the current year presentation.

Consolidation

        The consolidated financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, the Bank and the Bank's wholly owned subsidiaries, after the elimination of all material intercompany transactions. Preferred stock and equity ownership of others is reflected as Minority interest in consolidated subsidiaries in the consolidated balance sheets. The related minority interest in earnings is included in Other noninterest expense in the consolidated statements of income.

        The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. These entities are variable interest entities ("VIEs"). A variable interest entity is an entity that has (1) an insufficient amount of equity to finance its principal activities without additional subordinated financial support; (2) equity investors that, as a group, lack the ability to make decisions about the entity's activities through voting or similar rights; (3) equity investors that, as group, do not have the obligation to absorb the entity's expected losses or receive the expected residual returns if

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

they occur, or (4) voting rights of some investors that are not proportional to their obligation to absorb expected losses or receive residual returns and substantially all of the entity's activities are conducted on behalf of an investor that has disproportionate voting rights. If any of these characteristics is present, the entity is subject to consolidation based on variable interests, not on ownership of the entity's outstanding voting stock. Variable interests are defined as contractual, ownership or other monetary interest in an entity that changes with fluctuations in the fair value of the entity's net assets.

        The primary beneficiary is required to consolidate the VIE. The primary beneficiary is the entity that absorbs the majority (more than 50%) of the VIE's expected losses or receives the majority of the VIE's expected returns, or both. The Company evaluates its ownership interests in VIEs annually to determine whether these investments qualify for consolidation. None of the Company's investments in VIEs met the criteria for consolidation at either December 31, 2007 or 2006. The Company initially records its investments in these entities at cost, which approximates the maximum exposure to loss. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, through realization of federal low-income housing tax credits. Affordable housing VIEs are included in Affordable housing investments in the consolidated balance sheets with associated income reported in Other noninterest income in the consolidated statements of income.

        In addition, the Company, as a limited partner, holds an insignificant ownership percentage in certain private equity partnerships. While these entities may meet the definition of a VIE, the Company is not the primary beneficiary of any of these entities. The Company accounts for its interests in these partnerships under the cost method. These investments are included in Other assets in the consolidated balance sheet with associated income reported in Other noninterest income in the consolidated statements of income.

Wealth and Investment Advisory Affiliates

        The Company's investment management and wealth advisory affiliates are organized as limited liability companies. The Corporation generally owns a majority position in each affiliate and certain management members of each affiliate owns the remaining shares. The Corporation has contractual arrangements with its affiliates whereby a percentage of revenue is allocable to fund affiliate operating expenses ("operating share") while the remaining portion of revenue ("distributable revenue") is allocable to the Corporation and the other affiliate owners. All majority-owned affiliates are consolidated. The Corporation's interest in one investment management affiliate in which it holds a minority share is accounted for using the equity method.

Cash and due from banks

        Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks on the consolidated balance sheet.

Securities

        Securities are classified based on management's intention on the date of purchase. All securities other than trading securities are classified as available-for-sale and are presented at fair value. Unrealized gains or losses on securities available-for-sale are excluded from net income but are

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

included as separate components of other comprehensive income, net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The value of securities is reduced when the declines are considered other-than-temporary, and a new cost basis is established for the securities. Any other-than-temporary loss is included in net income. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method. Trading securities are valued at fair value with any unrealized gains or losses included in net income.

Loans

        Loans are generally carried at principal amounts less net deferred loan fees. Net deferred loan fees include deferred unamortized fees less direct incremental loan origination costs. Net deferred fees are amortized into interest income over the terms of the loans for all loans except residential mortgages. Net deferred fees on residential mortgage loans are amortized over the average expected life of the loans. The amortization is calculated using the effective yield method for all loans except revolving loans, for which the straight-line method is used. Premiums or discounts on loans are amortized or accreted into income using the effective interest method. Interest income is accrued as earned.

        Loans are placed on nonaccrual status when a loan becomes contractually past due 90 days with respect to interest or principal unless the loan is both well secured and in the process of collection, or if full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the accretion of net deferred loan fees ceases. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain ongoing performance criteria have been met.

        The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that if the loan is collateral dependent, the impairment is measured by using the fair value of the loan's collateral. As a final alternative, the observable market price of the debt may be used to assess impairment. Nonperforming loans greater than $500,000 are individually evaluated for impairment based upon the borrower's overall financial condition, resources, and payment record, and the prospects for support from any financially responsible guarantors. Impairment on loans less than $500,000 is measured using historical loss factors, which approximates the discounted cash flows method.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

        Unfunded loan commitments are generally related to providing credit facilities to clients of the Bank, and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 20 in the Notes to Consolidated Financial Statements.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

        The Company accounts for the credit risk associated with lending activities through its allowances for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the income statement to adjust the allowance and reserve to the levels deemed appropriate by management, as determined through application of the Company's allowance methodology procedures. The provision for credit losses reflects management's judgment of the adequacy of the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments. It is determined through quarterly analytical reviews of the loan and commitment portfolios and consideration of such other factors as the Company's loan and lease loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values, and current economic conditions, as well as the results of the Company's ongoing credit review process. As conditions change, our level of provisioning and the allowance for loan and lease losses and reserve for off-balance sheet credit commitments may change.

        For commercial, non-homogenous loans that are not impaired, the bank derives loss factors via a process that begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance homogeneous loans including residential first mortgages, installment, revolving credit and most other consumer loans is collectively evaluated for loss potential. Management also establishes a qualitative reserve that considers overall portfolio indicators, including current and historical credit losses; delinquent, nonperforming and classified loans; trends in volumes and terms of loans; and, an evaluation of overall credit quality and the credit process, including lending policies and procedures, economic, geographical, product, and other environmental factors. Management also considers trends in internally risk-rated exposures, classified exposures, cash-basis loans, and historical and forecasted write-offs; and, a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit-limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

        The allowance for loan and lease losses attributed to impaired loans considers all available evidence, including as appropriate, the probability that a specific loan will default, the expected exposure of a loan at default, an estimate of loss given default, the present value of the expected future cash flows discounted using the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral.

        The quantitative portion of the allowance for loan and lease losses is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance. The qualitative portion of the allowance attempts to incorporate the risks inherent in the portfolio, economic uncertainties, competition, regulatory requirements and other subjective factors including industry trends, changes in underwriting standards, decline in the value of collateral for collateral dependent loans and existence of concentrations. The

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

reserve for off-balance sheet credit commitments is established by converting the off-balance sheet exposures to a loan equivalent amount and then applying the methodology used for loans described above.

        The allowance for loan and lease losses and reserve for off-balance sheet credit commitments are increased by the provision for credit losses charged to operating expense and allowances acquired through acquisitions. The allowance for loan and lease losses is decreased by the amount of charge-offs.

Other Real Estate Owned

        Other real estate owned ("OREO") is composed of real estate acquired in satisfaction of loans. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon a current appraisal. Losses that result from the ongoing periodic valuation of these properties are charged against OREO expense in the period in which they are identified. Expenses for holding costs are charged to OREO expense as incurred.

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

Software

        Capitalized software is stated at cost, less accumulated amortization. Capitalized software includes purchased software and capitalizable application development costs associated with internally developed software. Amortization is computed on a straight-line basis and charged to expense over the estimated useful life of the software which is generally 5 years. Capitalized software is included in Premises and equipment, net in the consolidated balance sheets.

Goodwill and Intangibles

        The Company accounts for acquisitions using the purchase method of accounting. Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Management utilizes valuation techniques based on discounted cash flow analysis to determine these fair values. Any excess of the purchase price over amounts allocated to acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Intangible assets include core deposit intangibles and client advisory contract intangibles (combined, customer-relationship intangibles) originating from acquisitions of financial services firms. Core deposit intangibles are amortized over a range of seven to eight years and client advisory contract intangibles are amortized over various periods ranging from 14 to 20 years. The weighted-average amortization period for the contract intangibles is 18.6 years.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

        Goodwill and intangible assets are evaluated at least annually for impairment or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that potential impairment exists. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. If the fair value of the reporting unit, including goodwill, is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited. Impairment testing of customer-relationship intangibles is performed at the individual asset level. Impairment exists if the carrying amount of an asset exceeds its fair value at the date of the impairment test. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset.

Private Equity Investments

        The Company has ownership interests in a limited number of private equity investments that are not publicly traded. These investments are carried at cost in the Other Assets section of the balance sheet. Management reviews these investments quarterly for possible other-than-temporary impairment. This review includes consideration of the facts and circumstances associated with each investment, expectations for future cash flows and capital needs, the viability of the entity's business model and our exit strategy. If and when a decline in value occurs that is considered "other-than-temporary", the asset value would be reduced. The estimated loss would be recognized as a loss on other assets included in other noninterest income.

Investment Fee Revenue

        Investment fee revenue consists of fees, commissions, and markups on securities transactions with clients and money market mutual fund fees.

International Services Income

        International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection and other fee income. International services fees are recognized when earned, except for the fees on commercial letters of credit and standby letters of credit which are deferred and recognized into income over the terms of the letters of credit.

Income Taxes

        The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The provision for income taxes includes current and deferred income tax expense on net income adjusted for permanent and temporary differences such as affordable housing tax credits and interest income on state and municipal securities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, as well as for operating losses and tax credit carry forwards, using enacted tax laws and rates. On a quarterly basis, management evaluates deferred tax assets to determine if these tax benefits are expected to be realized

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

in future periods. This determination is based on facts and circumstances, including the Company's current and future tax outlook. To the extent a deferred tax asset is no longer considered "more likely than not" to be realized, a valuation allowance is established.

        Accrued income taxes represent the estimated amounts due or received from the various taxing jurisdictions where the Company has established a business presence. The balance also includes a contingent reserve for potential taxes, interest and penalties related to uncertain tax positions. On a quarterly basis, management evaluates the contingent tax accruals to determine if they are sufficiently reserved based on a probability assessment of potential outcomes. The determination is based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance and the status of tax audits.

        From time to time, the Company engages in business strategies that may also have an effect on its tax liabilities. If the tax effects of a strategy are significant, the Company's practice is to obtain the opinion of advisors that the tax effects of such strategies should prevail if challenged.

Net Income per Share

        Basic earnings per share is calculated based on the weighted average shares of common stock outstanding less unvested restricted shares and units. Diluted earnings per share gives effect to all potential dilutive common shares, which consist of stock options and restricted shares and units that were outstanding during part or all of the year.

Stock-based Compensation Plans

        The Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share Based Payment, ("SFAS 123R") effective January 1, 2006. SFAS 123R requires the Company to measure the cost of employee services received in exchange for awards of equity instruments, such as stock options or restricted stock, based on the fair value of the award on the grant date. This cost must be recognized in the income statement over the vesting period of the award.

        The Company previously applied APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans, and accordingly, no compensation cost had been recognized for stock options in the financial statements prior to implementation. The Company applied the Modified Prospective Application in its implementation of the new accounting standard. In 2006, the Company recognized stock-based compensation expense on new awards and on existing awards that were modified, repurchased or cancelled after January 1, 2006, and on existing awards that were not fully vested as of the date of adoption, but did not restate prior periods. The Company did not make any modifications to outstanding stock options prior to the adoption of SFAS 123R. Pro forma net income for 2005 and earnings per share information for the current and prior years is provided in Note 11.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

        The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model into which the Company inputs its assumptions. The Company evaluates exercise behavior and values options separately for executive and non-executive employees. The Company uses historical data to predict option exercise and employee termination behavior. Expected volatilities are based on the historical volatility of the Company's stock. The expected term of options granted is derived from the actual historical exercise activity over the past 20 years and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is equal to the dividend yield of the Company's stock at the time of the grant. As a practice, the exercise price of the Company's stock option grants equals the closing market price of the Company's common stock on the date of the grant.

        In 2003, the Company began issuing restricted stock awards which vest over a five-year period during which time the holder receives dividends and has full voting rights. Twenty-five percent of the restricted stock awards vest two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. Restricted stock is valued at the closing price of the Company's stock on the date of award. The portion of the market value of the restricted stock related to the current service period is recognized as compensation expense. The portion of the market value of the restricted stock relating to future service periods is included in deferred equity compensation and is amortized over the remaining vesting period on a straight-line basis.

Interest Rate Risk Management Activities

        In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a "fair value hedge" which is a hedge of a recognized asset or liability, (ii) a "cash flow hedge" which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an "undesignated hedge", a derivative instrument not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statements of income. All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet. The Company did not have any significant undesignated hedges during 2007 or 2006.

        Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in SFAS 133) in offsetting changes in either the fair value or cash flows of the hedged item. Retroactive effectiveness is assessed, as well as the continued expectation that the hedge will remain effective prospectively.

        For cash flow hedges, in which derivatives hedge the variability of cash flows (interest payments) on loans that are indexed to U.S. dollar LIBOR or the Bank's prime interest rate, the effectiveness is assessed prospectively at the inception of the hedge, and prospectively and retrospectively at least quarterly thereafter. Ineffectiveness of the cash flow hedges is measured using the hypothetical derivative method described in Derivatives Implementation Group Issue G7, "Measuring the Ineffectiveness of a Cash Flow Hedge of Interest Rate Risk under Paragraph 30(b) When the Shortcut Method is not Applied". For cash flow hedges, the effective portion of the changes in the derivatives'

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

fair value is not included in current earnings but is reported as Accumulated other comprehensive income (loss). When the cash flows associated with the hedged item are realized, the gain or loss included in Accumulated other comprehensive income (loss) is recognized on the same line in the consolidated statements of income as the hedged item, i.e., included in Interest income on loans and leases. Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in Other noninterest income in the consolidated statements of income.

        For fair value hedges, the Company uses interest-rate swaps to hedge the fair value of certain certificates of deposits, subordinated debt and other long-term debt. The certificates of deposit are single maturity, fixed-rate, non-callable, negotiable certificates of deposit that pay interest only at maturity and contain no compounding features. The certificates cannot be redeemed early except in the case of the holder's death. The interest-rate swaps are executed at the time the deposit transactions are negotiated. The subordinated debt and other long-term debt consists of City National Bank ten-year subordinated notes with a face value of $115.9 million due on January 15, 2008, City National Bank ten-year subordinated notes with a face value of $150.0 million due on September 1, 2011, and City National Corporation senior notes with a face value of $225.0 million due on February 15, 2013. Interest-rate swaps are structured so that all key terms of the swaps match those of the underlying deposit or debt transactions, therefore ensuring there is no hedge ineffectiveness at inception. The Company ensures that the interest-rate swaps meet the requirements for utilizing the short cut method in accordance with paragraph 68 of SFAS 133 and maintains appropriate documentation for each interest-rate swap. On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and the hedging counterparties are evaluated to ensure that there are no adverse developments regarding counterparty default, thus ensuring continuous effectiveness. For these fair value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings, on the same line in the consolidated statement of income as the related hedged item.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

If a cash flow derivative instrument is terminated or the hedge designation is removed, related amounts reported in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Recently Issued or Proposed Accounting Pronouncements

        During the year ended December 31, 2007, the following accounting pronouncements were issued or became effective:

        The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on January 1, 2007. FIN 48 provides guidance on measurement, de-recognition of tax benefits, classification, accounting, disclosure and transition requirements in accounting for uncertain tax positions. The Statement establishes a minimum threshold that a tax position is required to meet before being recognized in the financial statements. Upon adoption, the Company recognized a cumulative effect adjustment as a charge to January 1, 2007 retained earnings and a reduction to the contingent tax reserve of $28 million, net of taxes.

        On February 15, 2007 the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides companies with an irrevocable option to report eligible financial assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on instruments for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 will be effective for the Company as of January 1, 2008. If the Company elected the fair value option for any financial assets and liabilities, the effect of the adoption would be recorded as a cumulative effect adjustment to beginning retained earnings. Additional disclosures will be required upon implementation. The Company has evaluated the guidance contained in SFAS 159 and does not expect to present any other financial assets and liabilities at their fair value as of January 1, 2008, but may elect to do so in the future.

        On April 30, 2007 the FASB issued Staff Position, ("FSP") FIN 39-1, which amends certain aspects of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105 ("FIN 39"). The FSP amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts, including amounts that approximate fair value, recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Derivative instruments permitted to be netted for the purposes of the FSP include those instruments that meet the definition of a derivative in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, including those that are not included in the scope of Statement 133. The FSP only impacts the presentation of the derivative's fair value and the related collateral on the balance sheet. The Company has evaluated the guidance in the FSP, which is effective for the Company as of January 1, 2008 and does not expect it to have a significant impact on the Company's financial statements.

        EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, ratified by the EITF on June 14, 2007, provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and paid to employees for

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options are to be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards are to be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. The EITF is effective for the Company as of January 1, 2008. The Company currently recognizes the tax benefit associated with dividend payments on unvested shares as a reduction of income tax expense. The Company's effective tax rate is expected to increase in 2008 upon adoption.

        On December 4, 2007, the FASB issued FASB Statements No. 141(R) ("SFAS 141(R)"), Business Combinations and No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 141(R) requires the acquiring entity in a business combination to recognize 100 percent of the assets acquired and liabilities assumed in the transaction; establishes acquisition date fair value as the measurement objective for the assets acquired and liabilities assumed; requires recognition of contingent consideration arrangements at their acquisition date fair values; and expands required disclosures regarding the nature and financial effect of the business combination. SFAS 141(R) also requires that acquisition-related costs be expensed when incurred. SFAS 160 requires that noncontrolling (minority) interests in subsidiaries be initially measured at fair value and classified as a separate component of equity in the consolidated financial statements. The Company currently reports minority interest in the mezzanine section of the balance sheet between liabilities and equity. Under SFAS 160, noncontrolling interests' share of subsidiary earnings will no longer be recognized as an expense by the parent entity. SFAS 141 (R) and SFAS 160 are effective for annual periods beginning after December 15, 2008, and will be adopted by the Company effective January 1, 2009. The Company has not yet evaluated the impact of adoption on its consolidated financial statements.

        On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the FSP). The FSP amends FASB Statement No. 157, Fair Value Measurements ("SFAS 157"), to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of non-financial assets for the Company include goodwill and intangible assets associated with acquisitions. The FSP defers the effective date of SFAS 157 for items within its scope to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

        Previously issued accounting pronouncement:

        On September 15, 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value for financial reporting purposes, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements where fair value is required or permitted. This statement, which is effective for the Company on January 1, 2008, clarifies the application of fair value measurements and may result in changes in the way fair value is measured for some assets and liabilities. The Company has determined that adoption of SFAS 157 will not have a significant impact on its consolidated financial statements. The provisions of the Statement will be applied prospectively upon adoption.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Restrictions on Cash and Due from Banks

        Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances averaged approximately $66.3 million and $73.5 million during the year ended December 31, 2007 and December 31, 2006, respectively.

Note 3. Acquisitions

        On February 28, 2007, the Company completed the acquisition of Business Bank Corporation ("BBC"), the parent of Business Bank of Nevada ("BBNV") and an unconsolidated subsidiary, Business Bancorp Capital Trust I, in a cash and stock transaction valued at $167 million. BBNV operated as a wholly owned subsidiary of City National Corporation until after the close of business on April 30, 2007, at which time it was merged into the Bank. BBC had assets of $496 million, loans of $395 million and deposits of $441 million on the date of acquisition. As a result of the BBC merger, the Company acquired certain loans for which there was, at the time of the merger, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. These loans were accounted for in accordance with SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which requires that purchased impaired loans be recorded at fair value as of the merger date. This resulted in an insignificant, $50,000 adjustment to goodwill.

        On May 1, 2007, the Corporation completed the acquisition of Lydian Wealth Management in an all-cash transaction. The investment advisory firm is headquartered in Rockville, Maryland and now manages or advises on client assets totaling $8.9 billion. Lydian Wealth Management changed its name to Convergent Wealth Advisors ("Convergent Wealth") and became a subsidiary of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003. Convergent Wealth provides wealth management and advisory services to individuals and families with considerable investable assets and net worth. All of the senior executives of Convergent Wealth signed employment agreements and acquired a significant minority ownership interest in Convergent Wealth.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Securities Available-for-Sale

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
U.S. Treasury	$45,106	$122	$—	$45,228
Federal agency	50,996	113	(67)	51,042
Mortgage-backed	1,863,885	1,760	(30,672)	1,834,973
State and Municipal	391,790	4,486	(821)	395,455
Other	32,870	—	(1,869)	31,001

Total debt securities	2,384,647	6,481	(33,429)	2,357,699
Marketable equity securities	100,256	5,137	(437)	104,956

Total securities	$2,484,903	$11,618	$(33,866)	$2,462,655

December 31, 2006
U.S. Treasury	$49,937	$4	$(3)	$49,938
Federal agency	263,227	—	(4,449)	258,778
Mortgage-backed	2,264,570	558	(65,814)	2,199,314
State and Municipal	360,759	3,391	(1,832)	362,318
Other	10,166	—	(102)	10,064

Total debt securities	2,948,659	3,953	(72,200)	2,880,412
Marketable equity securities	68,531	4,427	(123)	72,835

Total securities	$3,017,190	$8,380	$(72,323)	$2,953,247

        Gross realized gains and (losses) related to the available-for-sale portfolio were $2.9 million and ($4.3 million), respectively, for the year ended December 31, 2007, $11.1 million and ($15.6 million), respectively, for the year ended December 31, 2006, and $2.3 million and ($1.0 million), respectively, for the year ended December 31, 2005. The $1.4 million net loss on the sale of securities in 2007 primarily relates to the sale of $196.3 million of securities in September to reduce borrowings, improve liquidity and reduce prepayment risk. Proceeds from sales of securities were $527.6 million and $147.3 million in 2006 and 2005, respectively.

        A security with an unrealized loss is considered impaired when the fair value is less than the amortized cost. Impairment may be "temporary" or "other-than-temporary". The following table is a summary of debt securities with a continuous unrealized loss by duration as of December 31, 2007.

	Less than 12 months		12 months or longer		Total
Dollars in thousands	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S Government and federal agency	$—	$—	$30,933	$67	$30,933	$67
Mortgage-backed	63,387	289	1,588,125	30,383	1,651,512	30,672
State and Municipal	37,978	232	68,201	589	106,179	821
Other	22,781	1,328	8,220	541	31,001	1,869

Total debt securities	$124,146	$1,849	$1,695,479	$31,580	$1,819,625	$33,429

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Securities Available-for-Sale (Continued)

        For the securities with unrealized losses in the table above, the losses are a result of the change in market interest rates and are not a result of the issuers' underlying ability to repay. Additionally, the securities have relatively short maturities, the Company has the ability and intent to hold the securities until maturity and expects to recover the full principal and interest amounts owed. Accordingly, management does not believe there is any "other-than-temporary" impairment of the investment portfolio at December 31, 2007, and has not recognized any impairment charge in consolidated net income.

        The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities at December 31, 2007, by contractual maturity except for mortgage-backed securities which are allocated according to their average expected maturities. Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to prepay obligations prior to contractual maturity. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year or less		Over 1 year thru 5 years		Over 5 years thru 10 years		Over 10 years		Total
Dollars in thousands	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Treasury	$45,228	4.62	$—	—	$—	—	$—	—	$45,228	4.62
Federal Agency	30,932	3.94	20,110	4.01	—	—	—	—	51,042	3.97
CMOs	70,639	5.36	798,787	4.43	158,013	5.37	—	—	1,027,439	4.64
Mortgage-backed	—	—	618,426	4.23	182,387	4.49	6,721	6.07	807,534	4.31
State and Municipal	42,541	4.34	120,279	3.95	201,207	3.87	31,428	3.96	395,455	3.95
Other	—	—	—	—	31,001	5.71	—	—	31,001	5.71

Total debt securities	$189,340	4.72	$1,557,602	4.31	$572,608	4.58	$38,149	4.33	$2,357,699	4.41

Amortized cost	$189,524		$1,578,305		$578,722		$38,096		$2,384,647

        Securities available-for-sale totaling $818.4 million were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law at December 31, 2007.

        Interest income on available-for-sale securities is comprised of: (i) taxable interest income of $103.3 million, $133.0 million and $148.0 million for the years ended December 31, 2007, 2006, and 2005 respectively, (ii) nontaxable interest income of $15.1 million, $13.6 million and $12.7 million for the years ended December 31, 2007, 2006, and 2005 and (iii) dividend income of $4.7 million, $2.7 million and $3.3 million for the years ended December 31, 2007, 2006, and 2005 respectively.

Note 5. Federal Home Loan Bank and Federal Reserve Bank Stock

        The Company had $48.8 million and $47.0 million outstanding in government agency stock at December 31, 2007 and 2006, respectively. The Company records its investment in the stock of these government agencies at cost.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

        The following is a summary of the major categories of loans:

	December 31,
Dollars in thousands
	2007	2006
Commercial	$4,193,436	$3,869,161
Residential mortgages	3,176,322	2,869,775
Commercial real estate mortgages	1,954,539	1,710,113
Real estate construction	1,429,761	1,115,958
Equity lines of credit	432,513	404,657
Installment loans	178,195	201,125
Lease financing	265,872	215,216

Total loans and leases	$11,630,638	$10,386,005

        The loan amounts above include net unamortized fees and costs of $7.2 million and $9.0 million as of December 31, 2007 and 2006, respectively.

        In the normal course of business, the Bank makes loans to executive officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to others with a similar credit standing. The aggregate dollar amounts of these loans were $32.1 million and $9.0 million at December 31, 2007 and 2006, respectively. During 2007, new loans and advances totaled $130.4 million and repayments totaled $107.3 million. Interest income recognized on these loans amounted to $4.4 million, $0.5 million and $0.5 million during 2007, 2006, and 2005, respectively. At December 31, 2007, none of these loans was past due or on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

        The Company has no residential mortgage loans with high LTVs (as defined in FDICIA as greater than 90 percent), loans with option ARM terms, as defined in SOP 94-6-1, Terms of Loan Products that May Give Rise to Concentration of Credit Risk, or that allow for negative amortization. The Company does offer interest-only loans. As of December 31, 2007 there were interest-only residential mortgages totaling approximately $612.9 million and home equity lines of credit totaling approximately $432.5 million. As of December 31, 2006, there were interest-only residential mortgages totaling approximately $372.8 million and home equity lines of credit totaling approximately $404.7 million.

        The Company's lending activities are predominantly in California, and to a lesser extent, New York and Nevada. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        Loans past due 90 days or more and still accruing interest were not significant in 2007, 2006, or 2005. There were no restructured loan balances at December 31, 2007, 2006, or 2005.

        The allowance for loan and lease losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management's process in analyzing the loan and commitment portfolios and on management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. The allowance for loan and lease losses and the reserve for off-balance sheet credit commitments which provide for the risk of losses inherent in the credit extension process, are increased by the provision for credit losses charged to operating expense and allowances acquired through acquisitions. The allowance for loan and lease losses is decreased by the amount of charge-offs, net of recoveries. There is no exact method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

        The following is a summary of activity in the allowance for loan and lease losses and reserve for off-balance sheet credit commitments:

	Year ended December 31,
Dollars in thousands
	2007	2006	2005
Allowance for loan and lease losses
Balance, beginning of the year	$155,342	$153,983	$148,568
Provision for credit losses	20,000	(610)	—
Transfers to reserve for off-balance sheet credit commitments	(2,855)	(828)	(3,845)
Allowance of acquired institution	4,513	—	—
Charge-offs	(14,231)	(8,171)	(8,568)
Recoveries	5,754	10,968	17,828

Net loans (charged-off)/recovered	(8,477)	2,797	9,260

Balance, end of year	$168,523	$155,342	$153,983

Reserve for off-balance sheet credit commitments
Balance, beginning of the year	$16,424	$15,596	$11,751
Recovery of prior charge-off	(67)	—	—
Provision for credit losses	2,855	828	3,845
Reserve of acquired institution	492	—	—

Balance, end of the year	$19,704	$16,424	$15,596

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        The following is a summary of nonaccrual loans and related interest foregone:

	December 31,
Dollars in thousands
	2007	2006	2005
Nonaccrual loans	$75,561	$20,883	$14,400

Contractual interest due	$3,725	$2,339	$2,621
Interest collected and applied to principal	1,423	1,145	1,435

Net interest foregone	$2,302	$1,194	$1,186

        At December 31, 2007, there were $71.4 million of impaired loans included in nonaccrual loans which had an allowance of $8.4 million allocated to them. On a comparable basis, at December 31, 2006, there were $19.0 million of impaired loans which had an allowance of $0.5 million allocated to them. For 2007, 2006, and 2005, the average balances of all impaired loans were $33.7 million, $14.4 million, and $18.8 million, respectively. During 2007, 2006, and 2005, no interest income was recognized on impaired loans until the principal balances of these loans were paid off.

        The Company has pledged eligible residential first mortgages and equity lines of credit totaling $1.04 billion as collateral for its borrowing facility at the Federal Home Loan Bank of San Francisco.

Note 7. Premises and Equipment

        The following is a summary of data for the major categories of premises and equipment:

Dollars in thousands	Cost	Accumulated Depreciation And Amortization	Carrying Value	Range of Lives
December 31, 2007
Premises, including land of $3,586	$127,211	$67,296	$59,915	0 to 39 years
Furniture, fixtures and equipment	146,081	109,362	36,719	3 to 10 years
Software	59,134	37,701	21,433	5 years

Total	$332,426	$214,359	$118,067

December 31, 2006
Premises, including land of $2,790	$112,465	$60,061	$52,404	0 to 39 years
Furniture, fixtures and equipment	131,024	98,654	32,370	3 to 10 years
Software	43,991	34,020	9,971	5 years

Total	$287,480	$192,735	$94,745

        Depreciation and amortization expense was $20.9 million in 2007, $19.1 million in 2006, and $18.4 million in 2005. Net rental payments on operating leases included in net occupancy of premises in the consolidated statements of income were $36.3 million in 2007, $33.7 million in 2006, and $29.3 million in 2005.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Premises and Equipment (Continued)

        The future net minimum rental commitments were as follows at December 31, 2007:

Dollars in thousands	Net Minimum Rental Commitments
2008	$30,458
2009	28,612
2010	26,444
2011	25,501
2012	22,212
Thereafter	95,454

$228,681

        The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations related to acquisitions have been adjusted to current market values through purchase accounting adjustments. The allowance thus created is being accreted over the terms of the leases and reduces the total expense recognized by the Company in its operating expenses. At December 31, 2007, the Company is contractually entitled to receive minimum future rentals of $4.2 million under non-cancelable sub-leases with terms through 2038.

        A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses.

Note 8. Income Taxes

        Income taxes (benefits) in the consolidated statement of income include the following amounts:

Dollars in thousands	Current	Deferred	Total
2007
Federal	$103,372	$(5,012)	$98,360
State	33,751	(1,451)	32,300

Total	$137,123	$(6,463)	$130,660

2006
Federal	$101,138	$(1,388)	$99,750
State	32,787	826	33,613

Total	$133,925	$(562)	$133,363

2005
Federal	$113,054	$(7,037)	$106,017
State	34,334	1,470	35,804

Total	$147,388	$(5,567)	$141,821

        Income taxes payable were $14.3 million, ($19.2 million) and $14.7 million as of December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

Net deferred tax assets

	December 31,
Dollars in thousands
	2007	2006
Deferred tax assets:
Allowance for credit losses	$78,118	$78,840
Accrued expenses	26,753	21,999
Depreciation	5,911	3,881
Tax receivable reserve	—	8,437
Unrealized (gains) losses on cash flow hedges	(1,890)	2,073
Unrealized losses on available-for-sale securities	9,195	26,852
Stock-based compensation	10,885	2,873
Other	11,715	12,443

Total gross deferred tax assets	140,687	157,398
Deferred tax liabilities:
Core deposit and other intangibles	8,516	2,862
State income taxes	(3,721)	19,715
Deferred loan origination costs	2,368	1,979
Prepaid expenses	1,287	2,642
Other	2,834	4,155

Total gross deferred tax liabilities	11,284	31,353

Net deferred tax assets	$129,403	$126,045

        The tax benefit of deductible temporary differences and tax carry forwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carry forwards to be "more likely than not." As of any period end, the amount of the deferred tax asset that is considered realizable could be reduced if estimates of future taxable income are reduced. Management expects to have sufficient taxable income in future years to fully realize the deferred tax assets recorded at December 31, 2007, and has determined that a valuation reserve is not required for any of its deferred tax assets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Income Taxes (Continued)

        Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

	Percent of Pretax Income (Loss)
	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
Net state income tax	5.9	6.1	6.1
Tax exempt income	(2.4)	(2.3)	(2.3)
Affordable housing investments	(0.8)	(1.3)	(1.2)
All other, net	(0.8)	(1.1)	0.1

Effective tax provision	36.9%	36.4%	37.7%

        The Company has completed its audits by the Internal Revenue Service ("IRS") for the years 2002-2003. The Company is currently in the IRS appeals process on certain tax positions taken in these years and expects the resolution of these items in the first quarter of 2008. The Company does not expect the final settlement of these items to vary materially from the Company's current tax accrual as of December 31, 2007. The Company is currently being audited by the IRS for the years 2006-2007 and by the California Franchise Tax Board for the years 1998-2004.

        From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer "more likely than not" to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of December 31, 2007, the Company does not have any tax positions which dropped below a "more likely than not" threshold.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Upon adoption, the Company recognized a cumulative effect adjustment of approximately $28 million, comprising a $25.2 million increase to its tax liability and $2.8 million increase in accrued interest. The adjustment was recorded as a charge to retained earnings and the contingent tax reserve. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Dollars in thousands	Amount
Balance at January 1, 2007	$15,416
Additions based on tax positions related to the current year	433
Additions for tax positions of prior years	1,743
Reductions for tax positions of prior years	(44)
Settlements	(1,605)

Balance at December 31, 2007	$15,943

        As of December 31, 2007, the total tax liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rate is $10.8 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Income Taxes (Continued)

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as an income tax provision expense. The Company recognized approximately $1.3 million of interest and penalties expense for the year ended December 31, 2007. The Company had approximately $7.8 million of accrued interest and penalties as of December 31, 2007

        As previously reported, on December 31, 2003, the California Franchise Tax Board (FTB) announced that it had taken the position that certain REIT and regulated investment company ("RIC") tax deductions would be disallowed consistent with notices issued by the State of California that stipulate that the REIT and RIC are listed transactions under California tax-shelter legislation. The Company had created its two REITs (one of which was formed as a RIC in 2000) to raise capital for the Bank. While management continues to believe that the tax benefits related to the two REITs realized in prior years are appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative-Option 2, requiring payment of all California taxes and interest on potential tax exposures from the 2000-2002 tax years. The Company may then claim a refund for the taxes paid while avoiding potential penalties. The Company has elected to proceed with its claim for refund as allowed by law. As of December 31, 2006, the Company had a $43.1 million state tax receivable for refund claims filed for the 2000, 2001 and 2002 tax years, net of contingent tax reserves, or an equivalent of $28.0 million, net of applicable federal and state taxes. The Company reduced the state tax receivable to zero upon the adoption of FIN 48. Management continues to aggressively pursue its claims with the FTB for these refund claims. While an outcome from the claims cannot be predicted with certainty, a potentially adverse result will not have a material impact on the Company's financial position.

Note 9. Goodwill and Intangibles

        The following table summarizes the Company's goodwill and other intangible assets as of December 31, 2007 and December 31, 2006.

Dollars in thousands	December 31, 2006	Additions	Reductions	December 31, 2007
Goodwill	$283,622	$203,121	$(282)	$486,461
Accumulated Amortization	(33,981)	—	—	(33,981)

Net Goodwill	$249,641	$203,121	$(282)	$452,480

Customer-Relationship Intangibles
Core deposit intangibles	$29,796	$17,331	$—	$47,127
Accumulated amortization	(24,669)	(5,329)	—	(29,998)
Client advisory contracts	38,249	21,111	—	59,360
Accumulated amortization	(5,456)	(3,386)	—	(8,842)

Net Intangibles	$37,920	$29,727	$—	$67,647

        The increase in goodwill in 2007 from 2006 is primarily due to the acquisitions of BBNV and Convergent Wealth. Additionally, goodwill increased due to contingent consideration related to the acquisition of Independence Investments in accordance with the terms of the purchase agreement. The net increase in core deposit intangibles and client advisory contracts from the prior year is due to the acquisitions of BBNV and Convergent Wealth, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Goodwill and Intangibles (Continued)

        Customer relationship intangibles are amortized over their estimated lives. At December 31, 2007, the estimated aggregate amortization of intangibles for the years 2008 through 2012 is $9.8 million, $7.9 million, $7.5 million, $7.5 million, and $4.5 million, respectively.

Note 10. Retirement Plans

        The Company has a profit sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made on an annual basis into a trust fund and are allocated to the participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. For 2007, 2006, and 2005, the Company recorded total contributions expense of $15.6 million, $12.8 million, and $16.9 million, respectively.

        Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matches 50 percent of the first 6 percent of covered compensation. For 2007, 2006, and 2005, the Company's matching contribution included in the total contribution above was $3.5 million, $3.1 million, and $3.4 million, respectively.

        During 2002, a Supplemental Executive Retirement Plan, "SERP" was created for one of the officers of the Company. The SERP meets the definition of a pension plan, per FASB Statement No. 87, Employers' Accounting for Pensions. The Company applies SFAS 158, Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), in accounting for the SERP. At December 31, 2007, there was a $3.3 million unfunded pension liability. Total expense in each of the years ending December 31, 2007, 2006, and 2005 was $0.8 million.

        The Company does not provide any other post-retirement employee benefits beyond the profit sharing retirement plan and the SERP.

Note 11. Stock-Based Compensation Plans

        The Company applies FASB Statement No. 123 (revised), Share Based Payment, ("SFAS 123R") in accounting for stock option plans. The Company uses a Black-Scholes model to determine stock-based compensation expense.

        On December 31, 2007, the Company had one stock-based compensation plan, which provides for granting of stock options, restricted shares and restricted units. The plan is described in more detail below. The compensation cost that has been charged against income for all stock-based awards was $13.9 million for the year ended December 31, 2007, compared to $12.3 million for the period ended December 31, 2006 and $4.2 million for the period ended December 31, 2005, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $5.0 million for 2007, $10.0 million for 2006, and $10.0 million for 2005. Amounts prior to January 1, 2006 include expense for restricted shares and restricted units, but do not include expense for stock options granted at market value. The fair value of restricted stock awards is charged to compensation expense over the vesting period. See the table below for a comparison of actual net income for 2007

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-Based Compensation Plans (Continued)

and 2006 and pro-forma net income for 2005 as if the Company had recognized expense for stock options.

Dollars in thousands, except for per share amounts	2007	2006	2005
Net income, as reported	$222,713	$233,523	$234,735
Add: Stock-based compensation included in reported net income, net of tax	8,090	7,106	2,569
Less: Stock-based employee compensation expense determined under the fair-value method for all awards, net of tax	(8,090)	(7,106)	(8,582)

Pro forma net income	$222,713	$233,523	$228,722

Net income per share, basic, as reported	$4.62	$4.82	$4.77
Pro forma net income per share, basic,	N/A	N/A	$4.65
Net income per share, diluted, as reported	$4.52	$4.66	$4.60
Pro forma net income per share, diluted,	N/A	N/A	$4.48

Stock-based Compensation Plan

        The City National Corporation Amended and Restated Omnibus Plan (the "Plan"), approved by shareholders, permits the grant of stock options and restricted stock or restricted units to its employees. At December 31, 2007 there were approximately 1.9 million shares available for future grants. The Company believes that such awards better align the interest of its employees with those of its shareholders. Employee option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. These awards vest in four years and have 10-year contractual terms. Restricted stock awards generally vest over 5 years, during which time the holder receives dividends and has full voting rights. Certain option and stock awards provide for accelerated vesting if there is a change in control (as defined in the Plan), or upon retirement, for options issued prior to January 31, 2006. All unexercised options expire 10 years from the grant date.

        The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The Company evaluates exercise behavior and values options separately for executive and non-executive employees. Expected volatilities are based on the historical volatility of the Company's stock. The Company uses historical data to predict option exercise and employee termination behavior. The expected term of options granted is derived from the historical exercise activity over the past 20 years and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is equal to the dividend yield of the Company's stock at the time of the grant.

	December 31,
	2007	2006	2005
Weighted-average volatility	21.80%	23.96%	24.69%
Dividend yield	2.54%	2.29%	2.15%
Expected term (in years)	6.14	5.99	5.91
Risk-free rate	4.60%	4.69%	4.10%

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-Based Compensation Plans (Continued)

        A summary of stock option activity and related information for the years ended December 31, 2007, 2006, and 2005 are presented in the tables below:

Options	Number of Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	4,295	$49.54	4.35	$55,730
BBNV acquisition	109	10.77	3.52	5,340
Granted	553	73.47	9.12	—
Exercised	(653)	39.90	3.21	(13,176)
Forfeited or expired	(133)	68.31	7.34	(272)

Outstanding at December 31, 2007	4,171	52.60	5.03	$47,622

Exercisable at December 31, 2007	3,030	45.20	3.82	$43,468

	2006		2005
Options	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price
Outstanding at January 1	4,375	$45.98	4,745	$41.84
Granted	479	75.51	547	69.05
Exercised	(471)	40.41	(779)	35.15
Forfeited or expired	(88)	63.05	(138)	55.41

Outstanding at December 31	4,295	$49.54	4,375	$45.98

Exercisable	3,156	$42.89	3,043	$40.07

        Using the Black-Scholes model, the weighted-average grant-date fair values of options granted during the years ended December 31, 2007, 2006 and 2005 were $16.62, $19.53, and $16.99, respectively. The total intrinsic values of options exercised during the years ended December 31, 2007, 2006 and 2005 were $13.2 million, $14.5 million, and $29.1 million respectively.

        A summary of unvested option activity and related information for the year ended December 31, 2007 is presented below:

Unvested Shares	Number of Shares (000)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2007	1,139	$16.75
Granted	553	16.62
Vested	(439)	15.08
Forfeited	(112)	17.14

Unvested at December 31, 2007	1,141	$17.29

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-Based Compensation Plans (Continued)

        The number of shares vested during the year ended December 31, 2007 was 439,005. The total fair value of shares vested during 2007 was $6.6 million. As of December 31, 2007, there was $15.5 million of unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

        During 2007, the Company issued 653,369 treasury shares in connection with the exercise of stock options. The Company issued 470,924 and 779,054 treasury shares in connection with the exercise of stock options in 2006 and 2005, respectively.

        Information concerning currently outstanding and exercisable options at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Shares in thousands	Number Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Outstanding Price	Number Exercisable	Weighted Average Exercise Price
Options issued at prices less than $19.99 per share	62	3.39	$8.56	62	$8.56
Options issued at prices between $20.00 and $35.99 per share	566	1.26	30.97	566	30.97
Options issued at prices between $36.00 and $44.99 per share	706	2.36	37.33	706	37.33
Options issued at prices between $45.00 and $69.99 per share	1,922	5.56	55.24	1,569	52.90
Options issued at prices between $70.00 and $74.99 per share	537	8.97	74.24	32	72.08
Options issued at prices between $75.00 and $84.99 per share	378	8.18	76.64	95	76.65

	4,171			3,030

        At December 31, 2007, 2,720,662 nonqualified stock options and 309,365 incentive stock options on the Company's common stock were exercisable under the plans.

        The 2002 Omnibus Plan provides for granting of restricted shares of Company stock to employees. Beginning in the second quarter of 2003, stock-based performance awards granted to colleagues of the Company included grants of restricted stock for the first time. This reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues. In 2004, the number of shares awarded in connection with stock-based performance awards for 2003 was further reduced when the Company took into consideration changes in the value of the Company's stock price when determining share awards. Twenty-five percent of the restricted stock vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The restricted stock is subject to forfeiture until the restrictions lapse or terminate.

        Restricted stock is valued at the closing price of the Company's stock on the date of award. During 2007, the Compensation, Nominating and Governance Committee (the "Committee") of the Company's Board of Directors awarded 145,139 shares of restricted common stock having a market value of $10.2 million. During 2006, the Committee awarded 123,944 shares of restricted common stock having a

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-Based Compensation Plans (Continued)

market value of $9.1 million and in 2005, 130,328 shares with a corresponding market value of $9.4 million were awarded. The portion of the market value of the restricted stock related to the current service period was recognized as compensation expense in 2007, 2006 and 2005. The portion of the market value relating to future service periods was recorded as deferred equity compensation and will be amortized over the remaining vesting period. The compensation expense related to restricted stock for 2007 was $5.7 million compared to $5.2 million in 2006 and $4.1 million in 2005. As of December 31, 2007, the unrecognized compensation cost related to restricted shares granted under the plan was $9.0 million. There were 406,294 restricted shares that had not vested as of December 31, 2007.

Note 12. Deposits and Borrowed Funds

        The following table sets forth the maturity distribution of time deposits as of December 31, 2007:

Dollars in millions	2008	2009	2010	2011	2012	2013 and after	Total
Time deposits, $100,000 and over	$1,250.0	$25.0	$12.2	$11.2	$3.1	$5.3	$1,306.8
Other Time Deposits	204.2	7.9	4.0	2.3	2.4	0.1	220.9

	$1,454.2	$32.9	$16.2	$13.5	$5.5	$5.4	$1,527.7

        Details regarding federal funds purchased and securities sold under repurchase agreements as well as other short-term borrowings follow:

Dollars in thousands	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate
Overnight federal funds purchased and securities sold under repurchase agreements	$1,344,411	$566,080	4.99%	$422,903	$541,671	4.89%	$190,190	$278,576	3.08%
Term securities sold under repurchase agreements	200,000	96,849	4.38	—	—	—	—	—	—
Other short-term borrowings	100,000	153,096	5.00	97,525	135,900	4.80	100,000	21,732	3.47

        The maximum amount of overnight federal funds purchased and securities sold under agreements to repurchase (both overnight and term) outstanding at any month-end was $1,544.4 million, $836.3 million, and $509.2 million in 2007, 2006, and 2005, respectively. The average amount of securities sold under agreements to repurchase was $101.0 million, $15.2 million and $24.9 million during 2007, 2006, and 2005, respectively. At December 31, 2007, the Company had delivered securities with a fair value of $212.2 million as collateral for the term repurchase agreements and associated interest payable. The securities underlying the agreements to repurchase remain under the Company's control.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Deposits and Borrowed Funds (Continued)

        Additional detail on the components of other short-term borrowings and long-term debt is provided below:

	December 31,
Dollars in thousands
	2007	2006
Other short-term borrowings:
Treasury, tax and loan note	$100,000	$47,525
Federal Home Loan Bank advances	—	50,000

Total	$100,000	$97,525

Current portion of subordinated debt	$115,850	$—
Subordinated debt	157,709	269,848

	$273,559	$269,848

Long-term debt:
Senior notes	$225,981	$215,382
Other long-term notes	7,484	2,187

Total	$233,465	$217,569

        Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities greater than one year. The maximum amount of other short-term borrowings at any month-end was $359.3 million, $505.3 million, and $100.0 million in 2007, 2006, and 2005, respectively.

        The Company has a borrowing capacity of $794 million as of December 31, 2007, secured by collateral, from the Federal Home Loan Bank of San Francisco, of which City National Bank is a member.

        Subordinated debt consists of City National Bank 6.75 percent ten-year notes with a face value $150.0 million due on September 1, 2011, and City National Bank 6.375 percent ten-year notes with a face value of $115.9 million due on January 15, 2008. The 6.75 percent subordinated notes qualify as Tier II Capital. Interest on the notes is payable semi-annually in arrears. The carrying value of the City National Bank subordinated notes is net of the impact of fair value hedge accounting and issuance costs which are being amortized into interest expense to yield an effective interest rate of 6.92 percent and 6.62 percent, respectively.

        Long-term debt consists of City National Corporation 5.125 percent ten-year senior notes with a face value of $225.0 million due on February 15, 2013, Business Bank Corporation trust preferred debentures with a face value of $5.2 million maturing on November 23, 2034, and notes payable described below. The carrying value of the senior notes is net of the impact of fair value hedge accounting and issuance costs which are being amortized into interest expense to yield an effective interest rate of 5.28 percent. The rate on the trust preferred debentures is LIBOR plus 1.965 percent.

        The remaining notes payable relate to the purchase of interests in various CCM affiliates. The CCM notes accrue interest at 7.5 percent and mature between 2008 and 2010. Interest on the notes is payable semi-annually in arrears.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Derivative Financial Instruments

        The following table presents the notional amount and fair value of interest rate risk management hedging instruments:

	December 31,
	2007		2006
Dollars in millions	Notional Amount	Fair Value	Notional Amount	Fair Value
Receive fixed/pay variable	$860.9	$16.7	$1,365.9	$(7.5)

        The Company uses interest-rate swaps to mitigate risks associated with changes to: 1) the fair value of certain fixed-rate deposits and borrowings and 2) certain cash flows related to future interest payments on variable-rate loans. As of December 31, 2007, the Company had $860.9 million notional amount of interest-rate swaps, of which $510.9 million were designated as fair value hedges and $350.0 million were designated as cash flow hedges. The positive mark-to-market on the fair value hedges resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $12.0 million. The positive mark-to-market on the cash flow hedges of variable-rate loans resulted in the recognition of other assets, other liabilities, and an other comprehensive gain of $4.7 million, before taxes of $2.0 million.

        Amounts to be paid or received on the interest-rate swaps designated as cash flow hedges are reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $4.7 million that were reclassified into net interest income during 2007. Within the next 12 months, $3.3 million of other comprehensive loss is expected to be reclassified into net interest income.

        As of December 31, 2006, the Company had $1.37 billion notional amount of interest-rate swaps, of which $665.9 million were designated as fair value hedges and $700.0 million were designated as cash flow hedges. The negative mark-to-market on the fair value hedges resulted in the recognition of other liabilities and a decrease in hedged deposits and borrowings of $2.6 million. The negative mark-to-market on the cash flow hedges of variable-rate loans resulted in the recognition of other assets, other liabilities, and an other comprehensive loss of $4.9 million, before taxes of $2.1 million.

        Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest rate risk management instruments had $12.1 million of credit risk exposure at December 31, 2007 and $1.4 million as of December 31, 2006. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at year-end. The Company's swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to City National Corporation and to City National Bank. As of December 31, 2007 collateral valued at $5.5 million had been received from swap counterparties. As of December 31, 2006 collateral valued at $0.7 million had been received from swap counterparties and $6.6 million in securities were pledged to interest-rate swap counterparties as collateral for hedge transactions.

        The Company also offers interest-rate swaps, cross-currency interest-rate swaps and interest-rate caps, floors and collars to its clients to assist them in hedging their lending activities. These derivative contracts are offset by paired trades with unrelated third parties. They are not designated as hedges under SFAS 133, and the positions are marked to market each reporting period. As of December 31,

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Derivative Financial Instruments (Continued)

2007, the Company had entered into swaps with clients (and offsetting derivative contracts with counterparties) having a notional balance of $48.1 million.

        The following tables present the interest rate swap maturities and average rates as of December 31, 2007 and 2006.

Interest Rate Swap Maturities and Average Rates
December 31, 2007

Dollars in millions	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Notional amount	$340.9	$25.0	$110.0	$160.0	$—	$225.0	$860.9	$16.7
Weighted average rate received	6.99%	7.97%	5.31%	5.57%	—	4.38%	5.86%
Weighted average rate paid	6.62%	7.25%	4.66%	5.11%	—	4.87%	5.65%

Interest Rate Swap Maturities and Average Rates
December 31, 2006

Dollars in millions	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Notional amount	$600.0	$340.9	$50.0	$—	$150.0	$225.0	$1,365.9	$(7.5)
Weighted average rate received	4.91%	6.99%	5.15%	—	5.57%	4.38%	5.42%
Weighted average rate paid	6.05%	7.35%	5.33%	—	5.37%	5.37%	6.16%

        The periodic net settlement of interest rate risk management instruments is recorded as an adjustment to net interest income. These fair value and cash flow swaps decreased net interest income by $5.4 million in 2007 and by $9.6 million in 2006. The fair value and cash flow swaps increased net interest income by $9.9 million in 2005.

Note 14. Variable Interest Entities

        The Company holds interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a variable interest entity ("VIE") and whether the company is required to consolidate the entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The Company initially records its investment in these entities at cost, which approximates the maximum exposure to loss as a result of its involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $73.6 million and $65.8 million at December 31, 2007 and December 31, 2006, respectively, and is included in Affordable housing investments in the consolidated balance sheets.

        The Company also has ownership interests in several private equity investment funds that are variable interest entities. The Company is not a primary beneficiary and, therefore, is not required to consolidate these variable interest entities. The Company carries its investment in these entities at cost, which approximates the maximum exposure to loss as a result of its involvement with these entities.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Variable Interest Entities (Continued)

The Company expects to recover its investments over time, primarily through the allocation of fund income or loss, gains or losses on the sale of fund assets, dividends, or interest income. The balance in these entities was $28.4 million and $15.9 million at December 31, 2007 and December 31, 2006, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in other noninterest income in the consolidated statements of income. The Company reviews these assets at least quarterly for possible other-than-temporary impairment. The review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment's cash flows and capital needs, the viability of its business model and our exit strategy. If and when declines in value are considered to be other-than-temporary, the Company would reduce the asset value. The estimated loss would be recognized as a loss in Other noninterest income in the consolidated statements of income. In addition to the above, Convergent Wealth is the administrative manager of the Barlow Long-Short Equity Fund, a hedge fund that is a variable interest entity. Convergent Wealth is not a primary beneficiary and, therefore, is not required to consolidate this entity.

Note 15. Redeemable Minority Interests

        The Corporation holds a majority ownership interest in eight and a minority interest in one investment management and wealth advisory affiliates. In general, the management of each affiliate has a significant minority ownership position in their firm and supervises the day to day operations of the affiliate. The Corporation participates in quarterly board meetings with each affiliate and is in regular contact with each affiliate regarding their operations. In 2007, the Corporation acquired its newest wealth management affiliate, Convergent Wealth Advisors, formerly known as Lydian Wealth Management.

        The Corporation's investment in each affiliate is governed by operating agreements and other documents which provide the Corporation certain rights, benefits and obligations. Generally, these affiliate operating agreements direct a percentage of revenue allocable to fund affiliate operating expenses ("operating share") while the remaining portion of revenue ("distributable revenue") is allocable to profits to be distributed to the Corporation and other affiliate owners. The Corporation determines the appropriate method of accounting based upon these agreements and the factors contained therein. All majority-owned affiliates have met the criteria for consolidation and are accordingly included in the consolidated financial statements.

        For affiliate operations included in the consolidated financial statements, the portion of the income allocated to owners other than the Corporation is included in Minority interest expense in the consolidated statements of income. Minority interest on the consolidated balance sheet includes capital and undistributed income owned by the affiliate minority owners. All material intercompany balances and transactions have been eliminated. The Corporation applies the equity method of accounting to investments where it does not hold a majority equity interest. For equity method investments, the Corporation's portion of income before taxes is included in Trust and investment fees.

        Most of the affiliate operating agreements provide the affiliate minority owners the conditional right to require the parent company to purchase a portion of their ownership interests at certain intervals ("put rights"). These agreements also provide the parent company a conditional right to require affiliate owners to sell their ownership interests to it upon their death, permanent disability or termination of employment, and also provide affiliate owners a conditional right to require the parent

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Redeemable Minority Interests (Continued)

company to purchase such ownership interests upon the occurrence of specified events. Management is unable to predict when these specified events might occur. Additionally, in many instances the purchase of interests can be settled using a combination of cash and notes payable, and in all cases the parent company can consent to the transfer of these interests directly to other individuals.

        As of December 31, 2007, affiliate minority ownership interests with a redemption value of $26.1 million could be put to the Company over the next 10 years or longer under the put provisions in the affiliate operating agreements. The terms of the put provisions vary by agreement, but the value of the put is generally based on the application of a growth multiple to distributable revenues. In the event of certain circumstances, including but not limited to death or disability, the parent company may be obligated to purchase some of these shares. This estimate reflects the maximum obligation to purchase equity interests in the affiliates that may be put to the parent company by affiliate owners exercising their put rights under normal operating circumstances. The amount and timing of the obligation can be limited by various factors such as our ownership level, first rights of refusal by other minority owners and other factors contained in the affiliate operating agreements. In extraordinary circumstances, including but not limited to death or disability of affiliate minority owners, the estimated purchase obligations could be accelerated or be greater than the amounts shown. There are additional affiliate ownership interests held by affiliate minority owners that are not available to be put to the parent company in the normal course of operations but that the parent company may be required to purchase under certain circumstances, such as death or disability of the minority shareholder. The parent company carries key man life insurance policies to fund a portion of the purchase obligations under certain circumstances.

Note 16. Disclosure about Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and due from banks and Federal funds sold—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

        Securities available-for-sale and trading account securities—For securities held as available-for-sale, the fair value is determined by quoted market prices, if available. If a quoted market price is not available, discounted cash flows or matrix or model pricing may be used to determine an appropriate fair value. For trading account securities, fair values are based on quoted market prices or dealer quotes.

        Loans and Leases—For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using dealer quotes, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded that the allowance for loan and lease losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 2007 and 2006.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Disclosure about Fair Value of Financial Instruments (Continued)

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

        Federal funds purchased, Securities sold under repurchase agreements (including Structured repurchase agreements) and Other short-term borrowings—The carrying amount is a reasonable estimate of fair value.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Disclosure about Fair Value of Financial Instruments (Continued)

        The estimated fair values of financial instruments of the Company are as follows:

	December 31, 2007		December 31, 2006
Dollars in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$365.9	$365.9	$423.1	$423.1
Due from banks—interest bearing	88.2	88.2	60.9	60.9
Federal funds sold	—	—	127.0	127.0
Securities available-for-sale	2,462.7	2,462.7	2,953.2	2,953.2
Trading account securities	293.4	293.4	147.9	147.9
Loans and leases, net of allowance	11,462.1	11,526.8	10,230.7	10,050.6
Derivative contracts	16.7	16.7	(7.5)	(7.5)
Financial Liabilities:
Deposits	$11,822.5	$11,826.5	$12,172.8	$12,176.6
Federal funds purchased and securities sold under repurchase agreements	1,344.4	1,344.4	422.9	422.9
Structured securities sold under repurchase agreements	200.0	205.3	—	—
Other short-term borrowings	100.0	100.0	97.5	97.5
Subordinated and long-term debt	507.0	533.8	487.4	498.1
Commitments to extend credit	—	(8.1)	—	(7.7)
Commitments to private equity and affordable housing funds	—	59.3	—	55.2

Note 17. Shareholders' Equity

        On August 7, 2007, the Company's Board of Directors authorized the Company to repurchase 1 million additional shares of the Company's stock following completion of its previously approved stock buyback initiative. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. On January 24, 2008, the Company's Board of Directors authorized the Company to repurchase an additional 1 million shares of the Company's stock following completion of the August 7, 2007 buyback initiative. All purchases under the program are made in open market transactions and comply with the safe harbor provisions of SEC Rule 10B-18 regarding blackout periods and daily aggregate limits. The Company repurchased an aggregate of 1,495,800 shares of common stock in 2007, 2,321,200 shares in 2006 and 630,500 shares in 2005.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Shareholders' Equity (Continued)

        The following table summarizes the Company's share repurchases for the year ended December 31, 2007:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
03/01/07 - 03/31/07	263,000	$72.11	263,000		794,700
06/01/07 - 06/30/07	16,500	$74.78	16,500		778,200
07/01/07 - 07/31/07	295,000	$72.86	295,000		483,200
08/01/07 - 08/31/07	510,000	$70.78	510,000		973,200
09/01/07 - 09/30/07	53,400	$69.43	53,400		919,800
10/01/07 - 10/31/07	68,500	$65.57	68,500		851,300
11/01/07 - 11/30/07	164,400	$63.50	164,400		686,900
12/01/07 - 12/31/07	125,000	$59.87	125,000		561,900

	1,495,800	$69.47	1,495,800	(1)	561,900	(1)

(1)
On August 7, 2007, the Company's Board of Directors authorized the Company to repurchase 1 million additional shares of the Company's stock following completion of its previously approved stock buyback initiative. Unless terminated earlier by resolution of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase there under. During the fourth quarter of 2007, the Company repurchased an aggregate of 357,900 shares of our common stock pursuant to the repurchase program that we publicly announced on August 7, 2007, and there are 561,900 shares remaining to be purchased as of December 31, 2007. We received no shares in payment for the exercise price of stock options.

        At December 31, 2007, the Corporation had 2.6 million shares of common stock reserved for issuance and 0.4 million shares of unvested restricted stock granted to employees and directors under share-based compensation programs.

A-41

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Net Income per Common Share

        Calculations of basic and diluted net income per common share follow:

	For the year ended December 31,
In thousands, except for per share amounts
	2007	2006	2005
Basic
Net Income	$222,713	$233,523	$234,735

Average Common Shares Outstanding	50,783	50,720	50,635
Average Treasury Shares Outstanding	(2,138)	(1,852)	(1,104)
Average Unvested Restricted Shares Outstanding	(411)	(391)	(372)

Net Average Common Shares Outstanding	48,234	48,477	49,159

Basic Earnings Per Share	$4.62	$4.82	$4.77

Diluted
Net Income	$222,713	$233,523	$234,735

Average Common Shares Outstanding	50,783	50,720	50,635
Average Treasury Shares Outstanding	(2,138)	(1,852)	(1,104)

Net Average Common Shares Outstanding	48,645	48,868	49,531
Stock Option Dilution Adjustment	645	1,195	1,531

Shares Outstanding and Equivalents	49,290	50,063	51,062

Diluted Earnings Per Share	$4.52	$4.66	$4.60

        Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding for the period less unvested restricted shares and units. Diluted earnings per share gives effect to all potential dilutive common shares, which consist of stock options and restricted shares and units that were outstanding during the period. The average price of the Company's common stock for the period is used to determine the dilutive effect of outstanding stock options utilizing the treasury stock method. Antidilutive stock options are not included in the calculation of basic or diluted EPS. There were 1,701,091 outstanding stock options that were antidilutive at December 31, 2007. There were 509,749 and 4,400 outstanding stock options that were antidilutive at December 31, 2006 and 2005, respectively.

Note 19. Availability of Funds from Subsidiaries and Capital

        The Company is authorized to issue 5,000,000 shares of preferred stock. The Company's Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and sinking fund terms. As of December 31, 2007 no shares of preferred stock have been issued.

        During 2001, the Bank formed and funded CN Real Estate Investment Corporation ("CN"), a wholly-owned subsidiary of the Bank. City National Bank contributed cash and participation interest in certain loans in exchange for 100 percent of the common stock of CN. The net income and assets of CN are eliminated in consolidation for all periods presented. During 2001, CN sold 33,933 shares of

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Availability of Funds from Subsidiaries and Capital (Continued)

8.50 percent Series A Preferred Stock to accredited investors for $3.4 million which is included in minority interest. During 2002, CN sold 6,828 shares of 8.5 percent Series B Preferred Stock to accredited investors for $6.8 million which is also included in Minority interest. Dividends of $868,811, which are included in Minority interest expense, were paid in each of the years 2007, 2006 and 2005 on both of the preferred stock issues.

        During 2002, the Bank converted its former registered investment company, a wholly-owned subsidiary of the Bank, to a real estate investment trust to provide the Bank with flexibility in raising capital. The net income and assets of City National Real Estate Investment Corporation II ("CNII") are eliminated in consolidation for all periods presented. During 2002 and 2003, CNII sold 152,680 shares of 8.50 percent Series A Preferred Stock to accredited investors for $10.5 million which is included in minority interest. Dividends of $1,297,780, which are included in minority interest expense, were paid in each of the years 2007, 2006 and 2005.

        Historically, the majority of the funds for the payment of dividends by the Company have been obtained from the Bank. Dividends paid by the Bank to its parent company are subject to certain legal and regulatory limitations. In 2008, the Bank may pay dividends up to its net income for 2008, as defined by statute, through the date of any such dividend declaration, without prior regulatory approval. See Part I, Item 1 of the Form 10-K for a discussion of regulatory restrictions affecting the payment of dividends. Federal banking law also prohibits the Company from borrowing from the Bank on less than a fully secured basis. The Company had no borrowings from the Bank at either December 31, 2007 or December 31, 2006.

        The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation's and Bank's assets, liabilities and certain off-balance sheet items as calculated under the regulatory accounting rules. The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). As of December 31, 2007, the Corporation and the Bank met and exceeded all capital adequacy requirements to which either is subject. Additionally, the regulatory agencies are required by law to take specific prompt action with respect to banks that do not meet minimum capital standards. As of December 31, 2007, the Bank was categorized as "well capitalized." There have been no events or circumstances that cause Management to believe that there would be a change in Corporation's and the Bank's category of "well capitalized."

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Availability of Funds from Subsidiaries and Capital (Continued)

        The Corporation's actual capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
Dollars in millions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2007
Total capital
(to risk weighted assets)	$1,452.5	11.27%	$1,030.9	≥ 8.0%	$1,288.6	≥ 10.0%
Tier 1 capital
(to risk weighted assets)	1,199.4	9.31%	515.4	≥ 4.0%	773.1	≥ 6.0%
Tier 1 capital
(to average assets)	1,199.4	7.97%	601.8	≥ 4.0%	—	—
As of December 2006
Total capital
(to risk weighted assets)	$1,553.8	13.60%	$913.7	≥ 8.0%	$1,142.1	≥ 10.0%
Tier 1 capital
(to risk weighted assets)	1,266.3	11.09%	456.8	≥ 4.0%	685.3	≥ 6.0%
Tier 1 capital
(to average assets)	1,266.3	8.81%	574.8	≥ 4.0%	—	—

        The Bank's actual capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
Dollars in millions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2007
Total capital
(to risk weighted assets)	$1,430.6	11.24%	$1,018.5	≥ 8.0%	$1,273.1	≥ 10.0%
Tier 1 capital
(to risk weighted assets)	1,181.5	9.28%	509.2	≥ 4.0%	763.8	≥ 6.0%
Tier 1 capital
(to average assets)	1,181.5	7.95%	594.8	≥ 4.0%	—	—
As of December 2006
Total capital
(to risk weighted assets)	$1,574.8	13.89%	$907.3	≥ 8.0%	$1,134.1	≥ 10.0%
Tier 1 capital
(to risk weighted assets)	1,290.2	11.38%	453.6	≥ 4.0%	680.5	≥ 6.0%
Tier 1 capital
(to average assets)	1,290.2	9.04%	570.9	≥ 4.0%	—	—

        The Company's shareholders' equity to assets was 10.4 percent as of December 31, 2007 and 10.0 percent at December 31, 2006.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Commitments and Contingencies

        In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, letters of credit, and financial guarantees; and to invest in private equity and affordable housing funds. These instruments involve elements of credit, foreign exchange, and interest rate risk, to varying degrees, in excess of the amount reflected in the consolidated balance sheets.

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

        The Company had outstanding off-balance sheet loan commitments aggregating $5.28 billion and $5.00 billion at December 31, 2007 and 2006, respectively compared to outstanding loan balances of $11.63 billion and $10.39 billion, respectively. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments. In addition, the Company had $840.2 million and $662.0 million outstanding in bankers' acceptances and letters of credit at December 31, 2007 and 2006, respectively, of which $822.1 million and $650.6 million relate to standby letters of credit. Included in standby letters of credit were $722.4 million and $569.3 million of financial guarantees as of December 31, 2007 and 2006, respectively. Substantially all fees received from the issuance of financial guarantees are deferred and amortized on a straight-line basis over the terms of the guarantee. Collateral, generally in the form of pledged certificates of deposit, is obtained on certain letters of credit in accordance with the Company's underwriting and credit approval policies.

        As of December 31, 2007, the Company had private equity fund and alternative investment commitments of $60.7 million of which $31.0 million was funded. As of December 31, 2006, the Company had private equity fund and alternative investment commitments of $49.7 million, of which $19.4 million was funded. At December 31, 2007 and 2006, the Company had Affordable Housing Fund commitments of $30.3 million and $26.4 million.

        In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term guarantee, the maximum liability under the guarantee is $23 million, but the Company does not expect to make any payments under the terms of this guarantee.

        The Company or its subsidiaries are defendants in various pending lawsuits claiming substantial amounts. Based upon present knowledge, management including in-house counsel does not believe that the final outcome of such lawsuits will have a material adverse effect on the Company.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Segment Operations

        The Company has three reportable segments, Commercial and Private Banking, Wealth Management and Other. The factors considered in determining whether individual operating segments could be aggregated include that the operating segments: (i) offer the same products and services, (ii) offer services to the same types of clients, (iii) provide services in the same manner and (iv) they operate in the same regulatory environment. The management accounting process measures the performance of the operating segments based on the Company's management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change.

        The Commercial and Private Banking reportable segment is the aggregation of the Commercial and Private Banking, Real Estate, Entertainment, Corporate Banking and Core Branch Banking operating segments. The Commercial and Private Banking segment provides banking products and services, including commercial and mortgage loans, lines of credit, deposits, cash management services, international trade finance and letters of credit to small and medium-sized businesses, entrepreneurs and affluent individuals. This segment primarily serves clients in California, New York and Nevada.

        The Wealth Management segment includes the Corporation's investment advisory affiliates and the Bank's Wealth Management Services. The asset management affiliates and the Wealth Management division of the Bank make the following investment advisory and wealth management resources and expertise available to individual and institutional clients: investment management, wealth advisory services, brokerage, estate and financial planning and personal, business, custodial and employee trust services. The Wealth Management segment also advises and makes available mutual funds under the name of CNI Charter Funds. Both the asset management affiliates and the Bank's Wealth Management division provide proprietary and nonproprietary products to offer a full spectrum of investment solutions in all asset classes and investment styles, including fixed-income instruments, mutual funds, domestic and international equities and alternative investments such as hedge funds.

        The Other segment includes all other subsidiaries of the Company, the portion of corporate departments, including the Treasury Department and the Asset Liability Funding Center, that have not been allocated to the other segments and inter-segment eliminations.

        Business segment earnings are the primary measure of the segment's performance as evaluated by management. Business segment earnings include direct revenue and expenses of the segment as well as corporate and inter-unit allocations. Allocations of corporate expenses, such as data processing and human resources, are calculated based on estimated activity levels for the fiscal year. Inter-unit support groups, such as Operational Services, are allocated based on actual expenses incurred. Capital is allocated using a methodology similar to that used for federal regulatory risk-based capital purposes. Any provision for credit losses is allocated based on various credit factors, including but not limited to, credit risk ratings, ratings migration, charge-offs and recoveries and loan growth. Income taxes are charged on unit income at the company's overall effective tax rate of 36.9 percent.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Segment Operations (Continued)

        Exposure to market risk is managed in the Treasury department. Interest rate risk is removed from the units comprising the Commercial and Private Banking segment to the Funding Center through a funds transfer pricing ("FTP") model. The FTP model records a cost of funds or credit for funds using a combination of matched maturity funding for most assets and liabilities and a blended rate based on various maturities for the remaining assets and liabilities.

        The Bank's investment portfolio and unallocated equity are included in the Other segment. Core deposit intangible amortization is charged to the affected operating segments.

        Operating results for the segments are discussed in the Segment Results section of Management's Discussion and Analysis. Selected financial information for each segment is presented in the tables below. The numbers reflect both the additional Wealth Management segment as well as a change in the allocation of revenue to the Commercial and Private Banking segment. Commercial and Private Banking now includes all revenue and costs from products and services utilized by clients of Commercial and Private Banking, including both revenue and costs for Wealth Management products and services.

Commercial and Private Banking

	For the year ended December 31,
Dollars in thousands
	2007	2006	2005
Earnings Summary:
Net interest income	$620,442	$598,080	$575,103
Provision for credit losses	20,000	(610)	—
Noninterest income	151,296	131,994	115,851
Depreciation and amortization	19,248	18,106	17,468
Noninterest expense	414,720	386,193	356,031

Income before income taxes	317,770	326,385	317,455
Provision for income taxes	116,294	117,589	119,178

Net income	$201,476	$208,796	$198,277

Selected Average Balances:
Loans	$10,957,726	$9,843,054	$8,768,545
Total Assets	11,338,187	10,263,754	9,173,234
Deposits	11,054,528	10,557,479	11,011,952
Goodwill	308,558	213,117	214,133
Customer-relationship intangibles, net	17,659	7,031	11,242

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Segment Operations (Continued)

Wealth Management

	For the year ended December 31,
Dollars in thousands
	2007	2006	2005
Earnings Summary:
Net interest income	$1,921	$2,234	$1,757
Provision for credit losses	—	—	—
Noninterest income	203,900	155,780	124,675
Depreciation and amortization	1,684	956	966
Noninterest expense	142,229	114,831	96,835

Income before income taxes	61,908	42,227	28,631
Provision for income taxes	23,993	16,177	11,205

Net income	$37,915	$26,050	$17,426

Selected Average Balances:
Loans	$1,587	$85	$928
Total Assets	208,880	176,852	151,586
Deposits	59,354	57,960	77,771
Goodwill	76,898	38,987	37,000
Customer-relationship intangibles, net	52,883	32,952	21,171

Other

	For the year ended December 31,
Dollars in thousands
	2007	2006	2005
Earnings Summary:
Net interest income	$(14,091)	$5,596	$33,181
Provision for credit losses	—	—	—
Noninterest income	(51,994)	(45,404)	(30,158)
Depreciation and amortization	—	—	—
Noninterest expense	(39,780)	(38,082)	(27,447)

Income before income taxes	(26,305)	(1,726)	30,470
Provision for income taxes	(9,627)	(403)	11,438

Net income	$(16,678)	$(1,323)	$19,032

Selected Average Balances:
Loans	$98,098	$105,224	$105,885
Total Assets	3,823,697	4,274,906	4,836,421
Deposits	1,122,501	1,254,488	689,116
Goodwill	—	—	—
Customer-relationship intangibles, net	—	—	—

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Segment Operations (Continued)

Consolidated Company

	For the year ended December 31,
Dollars in thousands
	2007	2006	2005
Earnings Summary:
Net interest income	$608,272	$605,910	$610,041
Provision for credit losses	20,000	(610)	—
Noninterest income	303,202	242,370	210,368
Depreciation and amortization	20,932	19,062	18,434
Noninterest expense	517,169	462,942	425,419

Income before income taxes	353,373	366,886	376,556
Provision for income taxes	130,660	133,363	141,821

Net income	$222,713	$233,523	$234,735

Selected Average Balances:
Loans	$11,057,411	$9,948,363	$8,875,358
Total Assets	15,370,764	14,715,512	14,161,241
Deposits	12,236,383	11,869,927	11,778,839
Goodwill	385,456	252,104	251,133
Customer-relationship intangibles, net	70,542	39,983	32,413

Note 22. Parent Company Only Condensed Financial Statements

        Condensed parent Company financial statements, which include transactions with subsidiaries, follow:

CONDENSED BALANCE SHEET

	December 31,
Dollars in thousands
	2007	2006
Assets
Cash	$14,087	$44,778
Securities available-for-sale	127,145	103,157
Other assets	237,222	72,510
Investment in City National Bank	1,344,798	1,409,681
Investment in non-bank subsidiaries	174,741	99,379

Total assets	$1,897,993	$1,729,505

Liabilities
Senior notes	$225,980	$215,381
Other liabilities	16,406	23,209

Total liabilities	242,386	238,590
Shareholders' equity	1,655,607	1,490,915

Total liabilities and shareholders' equity	$1,897,993	$1,729,505

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENT OF INCOME

Dollars in thousands	For the year ended December 31,
	2007	2006	2005
Income
Dividends from Bank and non-bank subsidiaries	$334,217	$225,495	$87,942
Interest and dividend income and other income	11,572	7,001	6,371
Gain on sale of securities	1,099	6,264	672

Total income	346,888	238,760	94,985

Interest on notes payable to Bank and non-affiliates	13,729	11,775	9,075
Other expenses	5,918	4,744	677

Total expenses	19,647	16,519	9,752

Income before taxes and equity in undistributed income of Bank and non-bank subsidiaries	327,241	222,241	85,233
Income taxes (benefit)	(3,705)	(1,623)	(1,336)

Income before equity in undistributed income of Bank and non-bank subsidiaries	330,946	223,864	86,569
Equity in undistributed income of Bank and non-bank subsidiaries	(108,233)	9,659	148,166

Net income	$222,713	$233,523	$234,735

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Dollars in thousands
	2007	2006	2005
Cash Flows From Operating Activities
Net income	$222,713	$233,523	$234,735
Adjustments to net income:
Equity in undistributed (income) loss of Bank and non-bank subsidiaries	108,233	(9,659)	(148,166)
Other, net	(22,492)	(2,459)	20,742

Net cash provided by operating activities	308,454	221,405	107,311

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(66,607)	(76,317)	(15,418)
Sales of securities available-for-sale	39,526	76,781	19,040
Investment in subsidiaries	—	(679)	—
Acquisitions, net of cash acquired	(148,172)	—	—

Net cash (used) provided by investing activities	(175,253)	(215)	3,622

Cash Flows For Financing Activities
Cash dividends paid	(89,375)	(80,126)	(71,248)
Stock repurchases	(105,450)	(160,691)	(44,597)
Stock options exercised	30,933	18,181	26,712

Net cash used by financing activities	(163,892)	(222,636)	(89,133)

Net (decrease) increase in cash and cash equivalents	(30,691)	(1,446)	21,800
Cash and cash equivalents at beginning of year	44,778	46,224	24,424

Cash and cash equivalents at end of year	$14,087	$44,778	$46,224

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A—Risk Factors
  Item 1B—Unresolved Staff Comments
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
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
FINANCIAL HIGHLIGHTS
SELECTED FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CITY NATIONAL CORPORATION CONSOLIDATED BALANCE SHEET
CITY NATIONAL CORPORATION CONSOLIDATED STATEMENT OF INCOME
CITY NATIONAL CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS
CITY NATIONAL CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
CITY NATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED BALANCE SHEET
CONDENSED STATEMENT OF INCOME
CONDENSED STATEMENT OF CASH FLOWS