Form 10-Q
period 2008-03-31
CITY NATIONAL CORP
filed 2008-05-12
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of May 1, 2008, there were 47,924,450 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,	March 31,
Dollars in thousands, except share amounts	2008	2007	2007
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$514,878	$365,918	$494,231
Due from banks - interest-bearing	77,567	88,151	77,214
Federal funds sold	1,000	—	210,000
Securities available-for-sale - cost $2,405,948, $2,484,903, and $2,950,124 at March 31, 2008, December 31, 2007 and March 31, 2007, respectively
Securities pledged as collateral	210,529	212,233	108,480
Held in portfolio	2,178,930	2,250,422	2,793,905
Trading account securities	121,152	293,355	35,981
Loans and leases	11,754,865	11,630,638	10,649,598
Less allowance for loan and lease losses	168,278	168,523	161,005
Net loans and leases	11,586,587	11,462,115	10,488,593

Premises and equipment, net	119,243	118,067	103,259
Deferred tax asset	129,793	129,403	129,681
Goodwill	449,595	452,480	366,007
Customer-relationship intangibles, net	65,216	67,647	54,190
Bank-owned life insurance	72,875	72,220	70,780
Affordable housing investments	72,260	73,640	66,011
Customers’ acceptance liability	2,752	3,549	4,100
Other assets	331,655	300,090	261,521
Total assets	$15,934,032	$15,889,290	$15,263,953

Liabilities
Demand deposits	$5,680,845	$5,858,497	$5,690,413
Interest checking deposits	826,341	879,062	783,846
Money market deposits	3,709,142	3,421,691	3,746,925
Savings deposits	134,825	135,519	155,825
Time deposits-under $100,000	215,401	220,928	296,312
Time deposits-$100,000 and over	1,225,815	1,306,808	1,933,060
Total deposits	11,792,369	11,822,505	12,606,381
Federal funds purchased and securities sold under repurchase agreements	1,118,478	1,544,411	310,738
Other short-term borrowings	720,992	100,000	50,667
Subordinated debt	162,813	273,559	270,174
Long-term debt	243,439	233,465	224,079
Reserve for off-balance sheet credit commitments	24,863	19,704	17,005
Other liabilities	153,799	204,814	162,080
Acceptances outstanding	2,752	3,549	4,100
Total liabilities	14,219,505	14,202,007	13,645,224
Minority interest in consolidated subsidiaries-includes redeemable minority interests with a redemption value of $24,140, $26,065, and $21,679 at March 31, 2008, December 31, 2007 and March 31, 2007, respectively	32,199	31,676	28,285
Commitments and contingencies

Shareholders’ Equity
Preferred Stock authorized - 5,000,000, none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000, Issued - 50,982,387, 50,824,178, and 50,802,792 shares at March 31, 2008, December 31, 2007 and March 31, 2007, respectively	50,982	50,824	50,803
Additional paid-in capital	419,044	420,168	421,990
Accumulated other comprehensive loss	(3,431)	(9,349)	(31,034)
Retained earnings	1,390,781	1,369,999	1,271,092
Treasury shares, at cost - 2,607,208, 2,588,299, and 1,769,592 shares at March 31, 2008, December 31, 2007 and March 31, 2007, respectively	(175,048)	(176,035)	(122,407)
Total shareholders’ equity	1,682,328	1,655,607	1,590,444
Total liabilities and shareholders’ equity	$15,934,032	$15,889,290	$15,263,953

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the three months ended March 31,
In thousands, except per share amounts	2008	2007

Interest Income
Loans and leases	$179,311	$180,670
Securities available-for-sale	27,276	32,119
Trading account assets	579	787
Due from banks - interest-bearing	523	482
Federal funds sold and securities purchased under resale agreements	63	183
Total interest income	207,752	214,241
Interest Expense
Deposits	38,831	50,324
Federal funds purchased and securities sold under repurchase agreements	9,630	7,556
Subordinated debt	2,227	4,024
Other long-term debt	3,053	3,597
Other short-term borrowings	5,846	1,471
Total interest expense	59,587	66,972
Net interest income	148,165	147,269
Provision for credit losses	17,000	—
Net interest income after provision for credit losses	131,165	147,269
Noninterest Income
Trust and investment fees	36,349	30,254
Brokerage and mutual fund fees	17,422	13,780
Cash management and deposit transaction charges	11,124	8,471
International services	7,687	6,463
Bank-owned life insurance	655	624
Loss on sale of other assets	—	(46)
Gain on sale of securities	969	269
Other	5,610	6,133
Total noninterest income	79,816	65,948
Noninterest Expense
Salaries and employee benefits	90,179	77,984
Net occupancy of premises	11,512	9,458
Legal and professional fees	8,560	8,721
Information services	6,206	5,551
Depreciation and amortization	5,502	5,000
Marketing and advertising	5,595	3,998
Office services	2,986	2,747
Amortization of intangibles	2,431	1,630
Equipment	913	718
Other operating	5,957	5,906
Total noninterest expense	139,841	121,713
Minority interest expense	3,306	2,076
Income before income taxes	67,834	89,428
Income taxes	23,847	32,883
Net income	$43,987	$56,545
Net income per share, basic	$0.92	$1.18
Net income per share, diluted	$0.91	$1.15
Shares used to compute income per share, basic	47,829	47,968
Shares used to compute income per share, diluted	48,517	49,087
Dividends per share	$0.48	$0.46

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
Dollars in thousands	2008	2007

Cash Flows From Operating Activities
Net income	$43,987	$56,545
Adjustments to net income:
Provision for credit losses	17,000	—
Amortization of intangibles	2,431	1,630
Depreciation and amortization	5,502	5,000
Amortization of cost and discount on long-term debt	132	177
Stock-based employee compensation expense	3,512	3,349
Loss on sale of other assets	—	46
Gain on sales of securities	(969)	(269)
Other, net	608	(11,545)
Net change in:
Trading account assets	172,203	111,926
Deferred income tax asset	(4,686)	36
Other assets and other liabilities, net	(53,237)	1,982
Net cash provided by operating activities	186,483	168,877

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(106,898)	(41,839)
Sales of securities available-for-sale	84,509	48,499
Maturities and paydowns of securities	101,062	124,703
Loan originations, net of principal collections	(138,743)	127,757
Purchase of premises and equipment	(6,678)	(7,338)
Acquisition of BBNV, net of cash acquired	—	(50,398)
Other investing activities	(3,503)	(2,752)
Net cash (used in) provided by investing activities	(70,251)	198,632

Cash Flows From Financing Activities
Net decrease in deposits	(30,136)	(7,442)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(425,933)	(112,165)
Net increase (decrease) in short-term borrowings	620,992	(46,858)
Net (decrease) increase in other borrowings	(115,107)	43
Proceeds from exercise of stock options	5,792	6,805
Tax benefit from exercise of stock options	1,827	3,577
Stock repurchases	(11,086)	(18,964)
Cash dividends paid	(23,205)	(22,114)
Net cash provided by (used in) financing activities	23,144	(197,118)

Net increase in cash and cash equivalents	139,376	170,391
Cash and cash equivalents at beginning of year	454,069	611,054
Cash and cash equivalents at end of period	$593,445	$781,445

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$76,121	$76,985
Income taxes	37,139	2,000

Non-cash investing activities:
Transfer of loan to OREO	$3,812	$—

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

Dollars in thousands	Shares issued	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Treasury stock	Total shareholders’ equity

Balance, December 31, 2006	50,718,794	$50,719	$412,249	$(41,459)	$1,264,697	$(195,363)	1,490,843
Adjustment to initially apply FASB interpretation 48	—	—	—	—	(28,036)	—	(28,036)
Balance, January 1, 2007	50,718,794	50,719	412,249	(41,459)	1,236,661	(195,363)	1,462,807
Net income	—	—			56,545	—	56,545
Other comprehensive loss net of tax:
Amortization of prior service cost	—	—	—	40	—	—	40
Net unrealized gain on securities available-for-sale, net of taxes of $6.7 million and reclassification of $0.1 million for net loss included in net income	—	—	—	9,257	—	—	9,257
Net unrealized gain on cash flow hedges, net of taxes of $0.8 million and reclassification of $1.1 million net loss included in net income	—	—	—	1,128	—	—	1,128
Total other comprehensive income	—	—	—	10,425	—	—	10,425
Issuance of shares for stock options	—	—	(8,481)	—	—	15,286	6,805
Restricted stock grants, net of cancellations	83,998	84	(84)	—	—	—	—
Stock-based employee compensation expense	—	—	3,349	—	—	—	3,349
Tax benefit from stock options	—	—	3,577	—	—	—	3,577
Cash dividends paid	—	—	—	—	(22,114)	—	(22,114)
Repurchased shares, net	—	—	—	—	—	(18,964)	(18,964)
Issuance of shares for acquisition	—	—	11,380	—	—	76,634	88,014
Balance, March 31, 2007	50,802,792	$50,803	$421,990	$(31,034)	$1,271,092	$(122,407)	$1,590,444

Balance, January 1, 2008	50,824,178	50,824	420,168	(9,349)	1,369,999	(176,035)	1,655,607
Net income	—	—	—	—	43,987	—	43,987
Other comprehensive income net of tax:
Amortization of prior service cost	—	—	—	(13)	—	—	(13)
Net unrealized gain on securities available-for-sale, net of taxes of $2.4 million and reclassification of $0.2 million for net loss included in net income	—	—	—	3,349	—	—	3,349
Net unrealized gain on cash flow hedges, net of taxes of $1.9 million and reclassification of $0.6 million net income included in net income	—	—	—	2,582	—	—	2,582
Total other comprehensive income	—	—	—	5,918	—	—	5,918
Issuance of shares for stock options	—	—	(6,281)	—	—	12,073	5,792
Restricted stock grants, net of cancellations	158,209	158	(158)	—	—	—	—
Stock-based employee compensation expense	—	—	3,488	—	—	—	3,488
Tax benefit from stock options	—	—	1,827	—	—	—	1,827
Cash dividends paid	—	—		—	(23,205)	—	(23,205)
Repurchased shares, net	—	—		—	—	(11,086)	(11,086)
Issuance of shares for acquisition	—	—	—	—		—	—
Balance, March 31, 2008	50,982,387	$50,982	$419,044	$(3,431)	$1,390,781	$(175,048)	$1,682,328

See accompanying Notes to Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                 Basis of Presentation - City National Corporation (the “Corporation”) is the holding company for City National Bank (“the Bank”).  The Bank delivers banking, trust and investment services through 62 offices in Southern California, the San Francisco Bay area, Nevada and New York City.  As of March 31, 2008, the Corporation had a majority ownership interest in eight investment advisory affiliates and a minority interest in one other firm.  The Corporation also has an unconsolidated subsidiary, Business Bancorp Capital Trust I. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.  References to the “Company” mean the Corporation, Bank, all subsidiaries and affiliates together.

2.                 Consolidation - The financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, the Bank and the Bank’s wholly owned subsidiaries, after the elimination of all material intercompany transactions.  Preferred stock, issued by the Company’s REITs, and third-party equity ownership in affiliates are reflected as Minority interest in consolidated subsidiaries in the Consolidated Balance Sheet. The related minority interest in earnings is shown as Minority interest expense in the Consolidated Statement of Income.

The Company’s investment management and wealth advisory affiliates are organized as limited liability companies.  The Corporation generally owns a majority position in each affiliate and certain management members of each affiliate own the remaining shares. The Corporation has contractual  arrangements with its affiliates whereby a percentage of revenue is allocable to fund affiliate operating expenses (“operating share”) while the remaining portion of revenue (“distributable revenue”) is allocable to the Corporation and the minority owners.  All majority-owned affiliates are consolidated.  The Corporation’s interest in one investment management affiliate in which it holds a minority share is accounted for using the equity method.

3.                 Acquisitions - On February 28, 2007, the Company completed the acquisition of Business Bank Corporation, the parent of Business Bank of Nevada (BBNV) and an unconsolidated subsidiary, Business Bancorp Capital Trust I, in a cash and stock transaction valued at $167 million.  BBNV operated as a wholly-owned subsidiary of City National Corporation until after the close of business on April 30, 2007, at which time it was merged into the Bank.

On May 1, 2007, the Corporation completed the acquisition of Lydian Wealth Management in an all-cash transaction.   The investment advisory firm is headquartered in Rockville, Maryland and now manages or advises on client assets totaling $8.8 billion.  Lydian Wealth Management changed its name to Convergent Wealth Advisors (“Convergent Wealth”) and became a subsidiary of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.  All of the senior executives of Convergent Wealth signed employment agreements and acquired a significant minority ownership interest in Convergent Wealth.

4.                 Accounting Policies - Our accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry.  To prepare the financial statements in conformity with GAAP , management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying our estimates and assumptions could cause actual financial results to differ from our estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options, income taxes, goodwill and intangible asset values and valuation of financial assets and liabilities reported at fair value.  The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements to the periods in which they applied.   The allowance for loan and lease losses reflects management’s ongoing assessment of the credit quality of the company’s portfolio, which is affected by various economic trends, including weakness in the housing sector.  Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, risk-rating migration and growth in the portfolio.  It is possible that a change in estimate may occur in subsequent periods.

The Company is on the accrual basis of accounting for income and expense.  The results of operations reflect any interim adjustments, all of which are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q, and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results for the 2008 interim period are not necessarily indicative of the results expected for the full year.

Certain prior period balances have been reclassified to conform to the current period presentation.

During the three months ended March 31, 2008, the following accounting pronouncements were issued or became effective:

•                    The Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008.  SFAS 157 defines fair value for financial reporting purposes, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 does not require new fair value measurements, but does apply under other accounting pronouncements where fair value is required or permitted.  The provisions of the statement are being applied prospectively.  The Company was not required to record a transition adjustment upon adoption of the Statement.

•                    On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“the FSP”). The FSP amends FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Examples of non-financial assets for the Company include goodwill and intangible assets associated with acquisitions. The FSP defers the effective date of SFAS 157 for items within its scope to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

•                    On February 15, 2007 the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on instruments for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. The objective of the Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 became effective for the Company on January 1, 2008.  The Company has not elected the fair value option for any financial assets or liabilities previously reported at cost.

•                    On April 30, 2007 the FASB issued Staff Position, (“FSP”) FIN 39-1, which amends certain aspects of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts--an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (“FIN 39”). The FSP amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts, including amounts that approximate fair value, recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  Derivative instruments permitted to be netted for the purposes of the FSP include those instruments that meet the definition of a derivative in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, including those that are not included in the scope of Statement 133.  The FSP only impacts the presentation of the derivative’s fair value and the related collateral on the balance sheet. The FSP became effective for the Company on January 1, 2008. From time to time the Company may require or accept cash collateral, but as of March 31, 2008 the Company did not have any cash collateral receivables and payables with the same counterparty that could be offset.  The FSP is not expected to have any impact on the Company’s financial statements in the future as the Company does not expect to have any cash collateral receivables and payables with the same counterparty that could be offset.

•                    EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”, ratified by the EITF on June 14, 2007, provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options are to be recognized as an increase to additional paid-in capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards are to be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  The Company previously recognized tax benefits associated with dividend payments on unvested shares as a reduction of income tax expense. The EITF became effective for the

Company on January 1, 2008. The change in accounting for these tax benefits under the EITF did not have a significant impact on the Company’s financial statements.

•                    On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The Statement expands disclosure requirements for derivative instruments and hedging activities. The new disclosures will address how derivative instruments are used, how derivatives and the related hedged items are accounted for under SFAS 133, how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. In addition, companies will be required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008.

5.                 Fair Value Measurements - The Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008 on a prospective basis.  SFAS 157 defines fair value for financial reporting purposes as the price that would be received to sell an asset or paid to transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date).  Under the statement, fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact.

For each asset and liability required to be reported at fair value, management has identified the unit of account and valuation premise to be applied for purposes of measuring fair value.  The unit of account is the level at which an asset or liability is aggregated or disaggregated for purposes of applying SFAS 157.  The valuation premise is a concept that determines whether an asset is measured on a standalone basis or in combination with other assets.  For purposes of applying the provisions of SFAS 157, the Company measures its assets and liabilities on a standalone basis then aggregates assets and liabilities with similar characteristics for disclosure purposes.

Fair Value Hierarchy

Management employs market standard valuation techniques in determining the fair value of assets and liabilities.  Inputs used in valuation techniques are based on assumptions that market participants would use in pricing an asset or liability.  SFAS 157 prioritizes inputs used in valuation techniques as follows:

Level 1-Quoted market prices in an active market for identical assets and liabilities.

Level 2-Observable inputs including quoted prices (other than level 1) in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability such as interest rates, yield curves, volatilities and default rates, and inputs that are derived principally from or corroborated by observable market data.

Level 3-Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available.

If the determination of fair value measurement for a particular asset or liability is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the asset or liability measured.

Valuation Techniques

Fair values for U.S. Treasury securities, marketable equity securities and trading securities, with the exception of agency securities held in the trading account, are based on quoted market prices.  Fair values for the Company’s portfolio of Federal agency, mortgage-backed, state and municipal securities are calculated with models using quoted prices and other inputs directly or indirectly observable for the asset or liability.  Prices for 99 percent of these securities are obtained through a third-party valuation source. Management reviewed the valuation techniques and assumptions used by the provider and determined that the provider utilizes widely accepted valuation techniques based on observable market inputs appropriate for the type of security being measured.  Prices for the remaining securities are obtained from dealer quotes.

The Company does not record loans at fair value with the exception of impaired loans which are measured for impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”).  Under SFAS 114, loans measured for impairment based on the fair value of collateral or observable market prices are within the scope of SFAS 157.  Loans reported at fair value in the table below were measured for impairment by valuing the underlying collateral based on third-party appraisals.

The Company uses interest rate swaps to manage its interest rate risk. The fair value of these swaps is obtained through third-party valuation sources that use conventional valuation algorithms.  The pricing model is a discounted cash flow model that relies on inputs, such as interest rate futures, from highly liquid and active markets. The Company also enters into interest rate swap contracts with certain clients. These contracts are offset by paired trades with derivative dealers. The fair value of these derivatives is obtained from a third-party valuation source that uses conventional valuation algorithms.

To comply with the provisions of FAS 157, the Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk for both the Company and counterparties in the fair value measurements. Although the Company has determined that the majority of the inputs used to value derivative contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives.  As a result, the Company has classified the derivative contract valuations in their entirety in Level 2 of the fair value hierarchy.

The fair value of foreign exchange options and transactions are derived from market spot and/or forward foreign exchange rates.

The fair value of OREO is based on a third-party appraisal of the property performed in accordance with professional appraisal standards and Bank regulatory requirements under FIRREA. Appraisals are reviewed and approved by the Company’s appraisal department.

The Company records securities available-for-sale, trading securities and derivative contracts at fair value on a recurring basis.  Certain other assets such as impaired loans, private equity investments and OREO are recorded at fair value on a nonrecurring basis.  Nonrecurring fair value measurements typically involve assets that are evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.  At March 31, 2008, the fair values reported for the Company’s assets and liabilities measured at fair value are based on Level 1 or Level 2 inputs.  A distribution of asset and liability fair values according to the fair value hierarchy is provided in the table below:

		Fair Value Measurements at Reporting Date Using
		(Dollars in thousands)
Asset or Liability Measured at Fair Value	March 31, 2008	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
Debt portfolio	$2,271,528	$40,078	$2,231,450	$—
Other equity securities	$117,931	48,097	$69,834	—
Trading account securities	121,152	114,157	6,995	—
Mark-to-market derivatives (1)	42,676	2,652	40,024
Total assets at fair value	$2,553,287	$204,984	$2,348,303	$—

Liabilities
Mark-to-market derivatives (2)	$6,569	$2,446	$4,123	$—
Total liabilities at fair value	$6,569	$2,446	$4,123	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)	$42,687	$––	$42,687	$—
Other real estate owned (4)	4,241	––	4,241	—
Total assets at fair value	$46,928	$––	$46,928	$—

(1)  Reported in Other assets in the Consolidated Balance Sheet.

(2)  Reported in Other liabilities in the Consolidated Balance Sheet.

(3)  Impaired loans for which fair value was calculated using the collateral valuation method.

(4)  OREO balance of $3,812 included in Other assets is net of costs to sell.

FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“the FSP”) issued on February 12, 2008, amends FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, the Company’s goodwill and customer-relationship intangibles will be subject to the provisions of SFAS 157 effective January 1, 2009.

6.                 Investment Securities – Securities are classified based on management’s intention on the date of purchase. All securities other than trading securities are classified as available-for-sale and are valued at fair value.  Unrealized gains or losses on securities available-for-sale are excluded from net income but are included as separate components of other comprehensive income, net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities.  For all of the Company’s investments, fair values are determined based upon externally verifiable quoted prices or other observable inputs. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  The Company considers such factors as the length of time and the extent to which the market value has been less than cost and the Company’s intent with regard to the securities in evaluating them for other-than-temporary impairment. The value of securities is reduced when unrealized losses are considered other-than-temporary, and a new cost basis is established for the securities. Any other-than-temporary loss is included in net income. Realized gains or losses on sales of securities  are recorded using the specific identification method. Trading securities are valued at fair value with any unrealized gains or losses included in net income.

7.                 Shareholders’ Equity - The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act of 1934 during the quarter ended March 31, 2008:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/1/08 - 01/31/08	10,000	$54.09	10,000		1,551,900
02/1/08 - 02/29/08	136,000	$55.66	136,000		1,415,900
03/1/08 - 03/31/08	45,500	$50.05	45,500		1,370,400
	191,500	$54.24	191,500	(1)	1,370,400	(1)

(1)            On January 24, 2008 the Company’s Board of Directors authorized the Company to repurchase 1 million additional shares of the Company’s stock following the completion of its previously approved initiative.  Unless terminated earlier by resolution  of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  We received no shares in payment for the exercise price of stock options.

On April 23, 2008 the Corporation’s shareholders approved the reservation of an additional 3.5 million shares for issuance under the Corporation’s 2008 Omnibus Plan.  As of May 1, 2008 none of these shares had been issued.

Basic earnings per share are based on the weighted average shares of common stock outstanding less unvested restricted shares and units.  Diluted earnings per share give effect to all potential dilutive common shares, which consist of stock options and restricted shares and units that were outstanding during the period.  At March 31, 2008, there were 2,827,732 antidilutive options compared to 759,937 antidilutive options at March 31, 2007.

8.                  Stock-Based Compensation - The Company applies FASB Statement No. 123 (revised), Share Based Payment, (“SFAS 123R”) in accounting for stock option plans.  The Company uses a Black-Scholes model to determine the stock-based compensation expense for these plans.  On March 31, 2008, the Company had one stock-based compensation plan, which provides for granting of stock options, restricted shares and restricted units.  The compensation cost that has been charged against income for all stock-based awards was $3.5 million for the three months ended March 31, 2008, compared to $3.4 million for the three-month period ended March 31, 2007.  The Company received $5.8 million and $6.8 million in cash for the exercise of stock options during the three month periods ended March 31, 2008 and March 31, 2007, respectively.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $1.8 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively.

Plan Description

The City National Corporation Amended and Restated Omnibus Plan, (the “Plan”), approved by shareholders, permits the grant of stock options and restricted stock or restricted units to its employees. At March 31, 2008 there were approximately 0.8 million shares available for future grants.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Employee option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  These awards vest in four years and have 10-year contractual terms. Restricted stock awards generally vest over five years, during which time the holder receives dividends and has full voting rights.  Certain option and stock awards provide for accelerated vesting if there is a change in control (as defined in the Plan), or upon retirement, for options issued prior to January 31, 2006.  All unexercised options expire 10 years from the grant date.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The Company evaluates exercise behavior and values options separately for executive and non-executive employees.  Expected volatilities are based on the historical volatility of the Company’s stock using a look back period at least equal to the expected term of the options.  As of February 2008, the Company began using a 20-year look back period to calculate the volatility factor.  The longer look back period reduces the impact of the recent disruptions in the capital markets, and provides values that management believes are more representative of expected future volatility.  Prior to this date, the Company used a look back period equal to the expected term of the options.  The Company uses historical data to predict option exercise and employee termination behavior.  The expected term of options granted is derived from the historical exercise activity over the past 20 years and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is equal to the dividend yield of the Company’s stock at the time of the grant.

To estimate the fair value of stock option awards, we use the Black-Scholes valuation method, which incorporates the assumptions summarized in the table below:

Stock Option Valuation Assumptions

	For the three months ended March 31,
	2008	2007
Weighted-average volatility	29.27%	22.01%
Dividend yield	3.51%	2.46%
Expected term (in years)	6.04	6.13
Risk-free interest rate	3.97%	4.67%

Using the Black-Scholes model, the weighted-average grant-date fair values of options granted during the three-month periods ended March 31, 2008 and 2007 were $12.66 and $17.13, respectively.  The total intrinsic values of options exercised during the three-month periods ended March 31, 2008 and 2007 were $4.1 million, and $8.7 million, respectively.

A summary of option activity and related information under the Plan for the three-month period ended March 31, 2008 is presented below:

Options	Shares	Weighted- Average Exercise	Aggregate Intrinsic Value (1)	Weighted- Avg. Remaining Contractual
	(000)	Price	($ 000)	Term
Outstanding at January 1, 2008	4,171	$52.60	$23,378	5.03
Granted	574	54.89	—
Exercised	(186)	31.22	(4,090)
Forfeited or expired	(15)	66.16	(5)
Outstanding at March 31, 2008	4,544	$53.72	$19,990	5.58
Exercisable at March 31, 2008	3,143	$48.35	$19,990	4.14

(1) Aggregate intrinsic value of “in-the-money” options only

A summary of changes in unvested options and related information for the three-month period ended March 31, 2008 is presented below:

	Shares	Weighted-Average Grant-Date
Unvested Shares	(000s)	Fair Value
Unvested at January 1, 2008	1,141	$17.29
Granted	574	12.66
Vested	(307)	16.62
Forfeited	(7)	16.34
Unvested at March 31, 2008	1,401	$15.54

The number of shares vested during the three-month period ended March 31, 2008 was 306,826.  The total fair value of shares vested during the three-month period ended March 31, 2008 was $5.1 million.

Restricted stock is valued at the closing price of the Company’s stock on the date of award.  During the three month period ending March 31, 2008, the Compensation, Nominating and Governance Committee (the “Committee”) of the Company’s Board of Directors awarded 164,355 shares of restricted common stock having a market value of $8.1 million. During the three month period ending March 31, 2007, the Committee awarded 123,617 shares of restricted common stock having a market value of $9.1 million. The portion of the market value of the restricted stock related to the current service period was recognized as compensation expense during the three-month periods ending March 31, 2008 and 2007.  The portion of the market value relating to future service periods was recorded as deferred equity compensation and will be amortized over the remaining vesting period. The compensation expense related to restricted stock for the first quarter of 2008 was $1.6 million compared to $1.5 million for the same period in 2007. As of March 31, 2008 the unrecognized compensation cost related to restricted shares granted under the plan was $12.0 million. There were 507,745 restricted shares that had not vested as of March 31, 2008.

As of March 31, 2008, there was $32.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.6 years.

9.               Interest Rate Risk Management - As part of its asset and liability management strategies, the Company uses interest-rate swaps to reduce cash flow variability and to moderate changes in the fair value of financial instruments.  In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), the Company recognizes derivatives as assets or liabilities on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

In accordance with SFAS 133, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a “fair value hedge” which is a hedge of a recognized asset or liability, (ii) a “cash flow hedge” which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an “undesignated hedge,” a derivative contract not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statement of income.  All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet.  The Company did not have any significant undesignated hedges as of March 31, 2007.  As of March 31, 2008, the Company had derivative contracts with customers with a notional value of $123.5 million that would be considered “undesignated hedges.”

Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in SFAS 133) in offsetting changes in either the fair value or cash flows of the hedged item.  Retroactive effectiveness is assessed, as well as the expectation that the hedge will remain effective prospectively.

For cash flow hedges, in which derivatives hedge the variability of cash flows (interest payments) on loans that are indexed to U.S. dollar LIBOR or the Bank’s prime interest rate, the effectiveness is assessed prospectively at the inception of the hedge, and prospectively and retrospectively at least quarterly thereafter.  Ineffectiveness of the cash flow hedges is measured using the hypothetical derivative method described in Derivatives Implementation Group Issue G7, “Measuring the Ineffectiveness of a Cash Flow Hedge of Interest Rate Risk under Paragraph 30(b) When the Shortcut Method is not Applied”.  For cash flow hedges, the effective portion of the changes in the derivatives’ fair value is not included in current earnings but is reported as Accumulated other comprehensive income (loss). When the cash flows associated with the hedged item are realized, the gain or loss included in Accumulated other comprehensive income is recognized on the same line in the consolidated statement of income as the hedged item, i.e. included in Interest income on loans and leases.  Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in Other noninterest income in the consolidated statement of income.

For fair value hedges, the Company uses interest-rate swaps to hedge the fair value of certain certificates of deposits, subordinated debt and other long-term debt. The certificates of deposit are single maturity, fixed-rate, non-callable, negotiable certificates of deposit that pay interest only at maturity and contain no compounding features.  The certificates cannot be redeemed early except in the case of the holder’s death. The interest-rate swaps are executed at the time the deposit transactions are negotiated.  The subordinated debt and other long-term debt consists of City National Bank ten-year subordinated with a face value of $150.0 million due on September 1, 2011, and City National Corporation senior notes with a face value of $225.0 million due on February 15, 2013.  Interest-rate swaps are structured so that all key terms of the swaps match those of the underlying deposit or debt transactions, therefore ensuring no hedge ineffectiveness at inception. The Company ensures that the interest-rate swaps meet the requirements for utilizing the short-cut method in accordance with paragraph 68 of SFAS 133 and maintains appropriate documentation for each interest-rate swap.  On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and the hedging counterparties are evaluated to ensure that there are no adverse developments regarding counterparty default, therefore ensuring continuous effectiveness.  For fair value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings, on the same line in the consolidated statement of income as the related hedged item.  For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest rate swaps is recorded as an adjustment to net interest income for the hedged items.

The Company also offers various derivatives products to clients and enters into derivative transactions in due course.  These transactions are not linked to specific Company assets or liabilities in the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting.  They are carried at fair value with changes in fair value recorded as part of Other noninterest income in the income statement.  Fair values are determined from verifiable third-party sources that have considerable experience with the interest-rate swap market.  The credit component of the fair value of these derivative contracts is calculated using an internal model.

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

10.         Income Taxes - The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”) on January 1, 2007.  Upon adoption, the Company recognized a cumulative effect adjustment of approximately $28 million, comprised of a $25.2 million increase to its tax liability and $2.8 million increase in accrued interest. The adjustment was recorded as a charge to January 1, 2007 retained earnings and the contingent tax reserve.

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense.   For the three-month period ended March 31, 2008, the Company accrued approximately $393,000 in potential interest and penalties associated with uncertain tax positions.   The Company had approximately $9.3 million and $8.9 million of accrued interest and penalties as of March 31, 2008 and December 31, 2007, respectively.

The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions.  The Company has completed its audits by the Internal Revenue Service (“IRS”) for the tax years 2002 and 2003. The Company is currently being audited by the IRS for the years 2006-2007 and by the Franchise Tax Board for the years 1998-2004.

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of March 31, 2008, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

11.        Retirement Plans - The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries.  The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. For the first quarter of 2008, the Company recorded profit sharing contribution expense of $4.8 million, compared to $3.9 million for the first quarter of 2007.

The Company has a Supplemental Executive Retirement Plan (“SERP”) for one of its executive officers.  The SERP meets the definition of a pension plan per FASB Statement No. 87, Employers’ Accounting for Pensions. The Company

applies FASB Statement No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), in accounting for the SERP.  At March 31, 2008, there was a $3.5 million unfunded pension liability related to the SERP.  The total expense for the first quarter of 2008 was $0.1 million and $0.2 million for the first quarter of 2007.

The Company does not provide any other post-retirement employee benefits beyond the profit-sharing retirement plan and the SERP.

12.        Guarantees - In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term guarantee.  The maximum liability under the guarantee is $23 million.  The Company does not expect to make any payments under the terms of this guarantee, and accordingly, has not accrued for any portion of it.

13.        Variable Interest Entities -  The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing.  The Company evaluates it interest in these entities to determine whether they meet the definition of a variable interest entity (“VIE”) and whether the Company is required to consolidate these entities.  None of the Company’s investments in VIEs met the criteria for consolidation at March 31, 2008, December 31, 2007, or March 31, 2007.  The Company initially records its investment in these entities at cost, which approximates the maximum exposure to loss as a result of its involvement with these unconsolidated entities.  Subsequently, the carrying value is amortized over the stream of available tax credits and benefits.  The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits.  The balance of affordable housing investments was $72.3 million, $73.6 million and $66.0 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.  Affordable housing VIEs are included in Affordable housing investments in the consolidated balance sheet with associated income reported in Other noninterest income in the consolidated statement of income.

The Company also has ownership interests in several private equity and alternative investment funds that are variable interest entities.   The Company is not required to consolidate these VIEs.  The Company carries its investment in these entities at cost, which approximates the maximum exposure to loss as a result of its involvement with these entities.  The Company expects to recover its investments over time, primarily through the allocation of fund income or loss, gains or losses on the sale of fund assets or interest income.  The balance in these entities was $29.0 million, $28.4 million and $19.6 million at March 31, 2008, December 31, 2007, and March 31, 2007 respectively, and is included in Other assets in the consolidated balance sheet.  Income associated with these investments is reported in Other noninterest income in the consolidated statement of income. The Company reviews these investments at least quarterly for possible other-than-temporary impairment. In addition to the entities described above, Convergent Wealth is the administrative manager of the Barlow Long-Short Equity Fund, a hedge fund that is a variable interest entity.  Convergent Wealth is not required to consolidate this entity.

14.        Minority Interests - The Corporation holds a majority ownership interest in eight investment management and wealth advisory affiliates and a minority interest in one other firm.  In general, the management of each affiliate has a significant minority ownership position in their firm and supervises the day-to-day operations of the affiliate. The Corporation’s investment in each affiliate is governed by operating agreements and other documents which provide the Corporation certain rights, benefits and obligations.  Generally, these affiliate operating agreements direct a percentage of revenue allocable to fund affiliate operating expenses (“operating share”) while the remaining portion of revenue (“distributable revenue”) is allocable to profits to be distributed to the Corporation and other affiliate owners.  The Corporation determines the appropriate method of accounting based upon these agreements and the factors contained therein.  All majority-owned affiliates have met the criteria for consolidation and are accordingly included in the consolidated financial statements.

For affiliate operations included in the consolidated financial statements, the portion of the income allocated to owners other than the Corporation is included in Minority interest expense in the consolidated statements of income.  Minority interest on the consolidated balance sheet includes capital and undistributed income owned by the affiliate minority owners. All material intercompany balances and transactions have been eliminated.  The Corporation applies the equity method of accounting to investments where it does not hold a majority equity interest.  For equity method investments, the Corporation’s portion of income before taxes is included in Trust and investment fees.

Most of the affiliate operating agreements provide the affiliate minority owners the conditional right to require the parent company to purchase a portion of their ownership interests at certain intervals (“put rights”).  These agreements also provide the parent company a conditional right to require affiliate owners to sell their ownership interests to it upon their death, permanent disability or termination of employment, and also provide affiliate owners a conditional right to require the parent company to purchase such ownership interests upon the occurrence of specified events.  Management is unable to predict when these specified events might occur.  Additionally, in many instances the purchase of interests can be settled using a combination of cash and notes payable, and in all cases the parent company can consent to the transfer of these interests directly to other individuals.

As of March 31, 2008, affiliate minority ownership interests with a redemption value of $24.1 million could be put to the Company over the next 10 years or longer under the put provisions in the affiliate operating agreements.  The terms of the put provisions vary by agreement, but the value of the put is generally based on the application of a growth multiple to distributable revenues. In the event of certain circumstances, including but not limited to death or disability, the parent company may be obligated to purchase some of these shares.  This estimate reflects the maximum obligation to purchase equity interests in the affiliates that may be put to the parent company by affiliate owners exercising their put rights under normal operating circumstances.  The amount and timing of the obligation can be limited by various factors such as our ownership level, first rights of refusal by other minority owners and other factors contained in the affiliate operating agreements.  In extraordinary circumstances, including but not limited to death or disability of affiliate minority owners, the estimated purchase obligations could be accelerated or be greater than the amounts shown.  There are additional affiliate ownership interests held by affiliate minority owners that are not available to be put to the parent company in the normal course of operations, but that the parent company may be required to purchase under certain circumstances, such as death or disability of the minority shareholder.  The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations.

The Bank has two wholly-owned subsidiaries that have issued preferred stock to third-party investors.  In 2001, the Bank formed and funded CN Real Estate Investment Corporation (“CN”), contributing cash and participation interests in certain loans in exchange for 100 percent of the common stock of CN. The net income and assets of CN are eliminated in consolidation for all periods presented.  CN sold 33,933 shares of 8.50 percent Series A Preferred Stock to accredited investors for $3.4 million in 2001, and 6,828 shares of 8.5 percent Series B Preferred Stock to accredited investors in 2002, both of which are included in Minority interest.  Dividends of $868,811, which are included in Minority interest expense, were paid in each of the years 2007, 2006 and 2005 on these preferred stock issues.  In 2002, the Bank also converted its former registered investment company to a real estate investment trust called City National Real Estate Investment Corporation II (“CNII”).  The net income and assets of CNII are eliminated in consolidation for all periods presented.  During 2002 and 2003 CNII sold shares of 8.50 percent Series A Preferred Stock to accredited investors for $15.3 million, which is included in Minority Interest.  Dividends of $1,297,780 were paid in each of the years 2007, 2006 and 2005 and included in Minority interest expense.

15.        Segment Reporting - The Company has three reportable segments: Commercial and Private Banking, Wealth Management and Other. The factors considered in determining whether individual operating segments could be aggregated include that the operating segments: (i) offer the same products and services, (ii) offer services to the same types of clients, (iii) provide services in the same manner and (iv) operate in the same regulatory environment.  The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies.  If the management structures and/or the allocation process changes, allocations, transfers and assignments may change.

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

The Wealth Management segment includes the Corporation’s investment advisory affiliates and the Bank’s Wealth Management Services.  The asset management affiliates and the Wealth Management division of the Bank make the following investment advisory and wealth management resources and expertise available to individual and institutional clients: investment management, wealth advisory services, brokerage, estate and financial planning and personal, business, custodial and employee trust services.  The Wealth Management segment also advises and makes available mutual funds under the name of CNI Charter Funds.  Both the asset management affiliates and the Bank’s Wealth Management division provide proprietary and nonproprietary products to offer a full spectrum of investment solutions in all asset classes and investment styles, including fixed-income instruments, mutual funds, domestic and international equities and alternative investments such as hedge funds.

The Other segment includes all other subsidiaries of the Company, the portion of corporate departments, including the Treasury Department and the Asset Liability Funding Center, that have not been allocated to the other segments and inter-segment eliminations.

Business segment earnings are the primary measure of the segment’s performance as evaluated by management.  Business segment earnings include direct revenue and expenses of the segment as well as corporate and inter-unit allocations.  Allocations of corporate expenses, such as data processing and human resources, are calculated based on estimated activity levels for the fiscal year.  Inter-unit support groups, such as Operational Services, are allocated based on actual expenses incurred.  Capital is allocated using a methodology similar to that used for federal regulatory risk-based capital purposes.  If applicable, any provision for credit losses is allocated based on various credit factors, including but not limited to, credit risk ratings, ratings migration, charge-offs and recoveries and loan growth.  Income taxes are charged on unit income at the Company’s overall effective tax rate of 35.2 percent.

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

The Bank’s investment portfolio and unallocated equity are included in the Other segment.  Customer-relationship intangible amortization is charged to the affected operating segments.

Operating results for the segments are discussed in the Segment Results section of Management’s Discussion and Analysis.  Selected financial information for each segment is presented in the following tables.  Commercial and Private Banking includes all revenue and costs from products and services utilized by clients of Commercial and Private Banking, including both revenue and costs for Wealth Management products and services.  The revenues and costs associated with Wealth Management products and services that are allocated to Commercial and Private Banking for management reporting purposes are eliminated in the Other segment.

City National Corporation

Segment Results

	For the three months ended March 31, 2008
(Dollars in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company

Earnings Summary:
Net interest income	$155,900	$520	$(8,255)	$148,165
Provision for credit losses	17,000	—	—	17,000
Noninterest income	42,445	54,431	(17,060)	79,816
Depreciation and amortization	1,878	543	3,081	5,502
Noninterest expense and minority interest	113,660	38,179	(14,194)	137,645
Income before income taxes	65,807	16,229	(14,202)	67,834
Provision for income taxes	22,755	6,003	(4,911)	23,847
Net income	$43,052	$10,226	$(9,291)	$43,987

Selected Average Balances:
Loans and leases	$11,617,873	$7	$71,498	$11,689,378
Total Assets	11,921,963	107,950	3,693,561	15,723,474
Deposits	10,659,705	70,855	790,501	11,521,061
Goodwill	329,027	123,281	—	452,308
Customer-relationship intangibles, net	16,471	50,133	—	66,604

	For the three months ended March 31, 2007
(Dollars in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company

Earnings Summary:
Net interest income	$148,060	$506	$(1,297)	$147,269
Provision for credit losses	—	—	—	—
Noninterest income	34,826	44,476	(13,354)	65,948
Depreciation and amortization	1,559	308	3,133	5,000
Noninterest expense and minority interest	100,496	30,691	(12,398)	118,789
Income before income taxes	80,831	13,983	(5,386)	89,428
Provision for income taxes	29,448	5,396	(1,961)	32,883
Net income	$51,383	$8,587	$(3,425)	$56,545

Selected Average Balances:
Loans and leases	$10,457,106	$30	$97,808	$10,554,944
Total Assets	10,849,540	164,687	3,822,120	14,836,347
Deposits	10,713,925	45,387	1,157,002	11,916,314
Goodwill	252,272	37,136	—	289,408
Customer-relationship intangibles, net	10,908	32,559	—	43,467

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

	At or for the three months ended			Percent change March 31, 2008 from
	March 31,	December 31,	March 31,	December 31,	March 31,
Dollars in thousands, except per share amounts	2008	2007	2007	2007	2007
	(Unaudited)		(Unaudited)
For The Quarter
Net income	$43,987	$46,922	$56,545	(6)%	(22)%
Net income per common share, basic	0.92	0.98	1.18	(6)	(22)
Net income per common share, diluted	0.91	0.96	1.15	(5)	(21)
Dividends per common share	0.48	0.46	0.46	4	4

At Quarter End
Assets	$15,934,032	$15,889,290	$15,263,953	0	4
Securities	2,510,611	2,756,010	2,938,366	(9)	(15)
Loans and leases	11,754,865	11,630,638	10,649,598	1	10
Deposits	11,792,369	11,822,505	12,606,381	(0)	(6)
Shareholders’ equity	1,682,328	1,655,607	1,590,444	2	6
Book value per common share	35.14	34.61	32.72	2	7

Average Balances
Assets	$15,723,474	$15,588,634	$14,836,347	1	6
Securities	2,524,284	2,593,488	2,970,257	(3)	(15)
Loans and leases	11,689,378	11,461,295	10,554,944	2	11
Deposits	11,521,061	12,013,765	11,916,314	(4)	(3)
Shareholders’ equity	1,690,837	1,650,992	1,518,669	2	11

Selected Ratios
Return on average assets (annualized)	1.13%	1.19%	1.55%	(5)	(27)
Return on average shareholders’ equity (annualized)	10.46	11.28	15.10	(7)	(31)
Corporation’s tier 1 leverage	8.06	7.97	8.59	1	(6)
Corporation’s tier 1 risk-based capital	9.51	9.31	10.62	2	(10)
Corporation’s total risk-based capital	11.46	11.27	13.12	2	(13)
Period-end shareholders’ equity to period-end assets	10.56	10.42	10.42	1	1
Dividend payout ratio, per share	52.75	47.44	39.11	11	35
Net interest margin	4.26	4.42	4.49	(4)	(5)
Efficiency ratio (1)	61.95	60.18	57.18	3	8

Asset Quality Ratios
Nonaccrual loans to total loans	0.97%	0.65%	0.22%	49	341
Nonaccrual loans and OREO to total loans and OREO	1.00	0.65	0.22	54	355
Allowance for loan and lease losses to total loans	1.43	1.45	1.51	(1)	(5)
Allowance for loan and lease losses to nonaccrual loans	148.10	223.03	687.55	(34)	(78)
Net (charge-offs)/recoveries to average loans (annualized)	(0.42)	(0.13)	0.05	223	(940)

At Quarter End
Assets under management (2)	$35,884,765	$37,268,529	$27,074,427	(4)	33
Assets under management or administration (2)	55,854,651	58,506,256	48,432,580	(5)	15

(1)	The efficiency ratio is defined as noninterest expense excluding OREO expense divided by total revenue (net interest income on a taxable-equivalent basis and noninterest income).
(2)

Excludes $10.1 billion, $12.4 billion, and $9.3 billion of assets under management for the asset manager in which the Company holds a minority ownership interest as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” below relating to “forward-looking” statements included in this report.

RESULTS OF OPERATIONS

Critical Accounting Policies

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles. The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified seven policies as being critical because they require management to make estimates, assumptions and judgments that affect the reported amount of assets and liabilities, contingent assets and liabilities, and revenues and expenses included in the consolidated financial statements.  Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.  The Company’s critical accounting policies include those that address the accounting for securities, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, stock-based compensation plans, goodwill and other intangible assets, derivatives and hedging activities, income taxes, and the valuation of financial assets and liabilities reported at fair value.

 The Company, with the concurrence of the Audit & Risk Committee, has reviewed and approved these critical accounting policies, which are further described in Management’s Discussion and Analysis and Note 1 (Summary of Significant Accounting Policies) of the Notes to The Consolidated Financial Statements in the Company’s Form 10-K as of December 31, 2007.  Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.

There were several new accounting pronouncements in the first quarter of 2008.  The Company does not anticipate these pronouncements will have a significant impact on its financial statements.  See Note 4 of the Notes to The Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to The Consolidated Financial Statements in the Company’s Form 10-K as of December 31, 2007 for further details.

Overview

City National Corporation (the “Corporation”) offers a wide range of banking, investing and trust services to its clients through its wholly owned banking subsidiary, City National Bank (the “Bank”) and its investment advisory affiliates.  References to the “Company” mean the Corporation, Bank, all subsidiaries and affiliates together. The Bank operates through 62 offices, including 15 full-service regional centers, in Southern California, the San Francisco Bay Area, Nevada and New York City.  As of March 31, 2008, the Corporation had a majority ownership interest in eight investment advisory affiliates and a minority interest in one asset management firm. The Company also has an unconsolidated subsidiary, Business Bancorp Capital Trust I.

The U.S. economy continued to worsen and interest rates declined sharply in the first quarter of this year. The economy is now stagnant and may even be in a recession, which affects all financial institutions, including City National Bank.  However, City National Bank does not make subprime residential mortgage loans, nor does the Company hold any subprime loans or subprime collateralized debt obligations in its loan or securities portfolios.  The Company has seen weakness in its secured and unsecured loans to homebuilders.  These loans amount to $583 million, or 5 percent of the Company’s $11.8 billion loan portfolio at March 31, 2008.  Substantially all of these residential construction loans to homebuilders have a guarantor or other credit enhancement support.  The bank is actively managing each homebuilder loan to ensure that appropriate steps are taken to mitigate risks and loss exposure.

The Corporation recorded net income of $44.0 million, or $0.91 per share, for the first quarter of 2008 compared with $56.5 million or $1.15 per share, for the first quarter of 2007, and $46.9 million, or $0.96 per share, for the fourth quarter of 2007.

Highlights

•                  Revenue of $228 million represented a 7 percent increase from the first quarter of 2007.

•                  Average loans grew to $11.7 billion, up 11 percent from the first quarter of 2007.

•                  Fully taxable equivalent net interest income amounted to $152.3 million, up 1 percent from the first quarter of 2007.  The Company’s net interest margin averaged 4.26 percent in the first quarter of 2008, compared to 4.42 percent in the fourth quarter of 2007.

•                  Noninterest income totaled $79.8 million, up 21 percent from the first quarter of last year due to fee revenue generated by wealth management, international banking and cash management services.  At March 31, 2008, noninterest income accounted for 35 percent of City National’s total revenue.

•                  Assets under direct management amounted to $35.9 billion, a 33 percent increase from the first quarter of 2007.  Assets under management or administration grew 15 percent to $55.9 billion.

•                  City National’s first-quarter return on average equity was 10.46 percent and its return on average assets was 1.13 percent.

•                  The Company remained well capitalized.  Its period-end ratio of equity-to-total assets at March 31, 2008 was 10.56 percent, compared to 10.42 percent at both March 31, 2007 and December 31, 2007.

Outlook

As disclosed in the Company’s press release on first-quarter earnings, management expects earnings per share to be between 17 percent and 22 percent lower in 2008 than it was in 2007.

Management expects to record a higher provision for credit losses due to conditions in the residential construction business which have raised the level of nonperforming loans in that portfolio.  Management also expects the recent sharp decline in short-term interest rates to place additional pressure on net interest income.  In addition, declining values in the equity markets have lowered the Company’s expectations for wealth management fee income.

The Company’s credit reserves and capital position are strong.  While noninterest expenses for 2008 are expected to come in lower than initially anticipated, the Company also continues to invest in a limited number of longer-term growth initiatives.

Net Interest Income

Fully taxable-equivalent net interest income totaled $152.3 million in the first quarter of 2008, compared to $151.3 million for the same period last year and $158.5 million in the fourth quarter of 2007.

	For the three months ended			For the three
	March 31,		%	months ended	%
Dollars in millions	2008	2007	Change	December 31, 2007	Change
Average Loans	$11,689.4	$10,554.9	11	$11,461.3	2
Average Total Securities	2,524.3	2,970.3	(15)	2,593.5	(3)
Average Earning Assets	14,371.3	13,659.5	5	14,222.5	1
Average Deposits	11,521.1	11,916.3	(3)	12,013.8	(4)
Average Core Deposits	10,192.6	10,044.8	1	10,499.2	(3)
Fully Taxable-Equivalent Net Interest Income	152.3	151.3	1	158.5	(4)
Net Interest Margin	4.26%	4.49%	(5)	4.42%	(4)

The Company’s yield on earning assets for the first quarter of 2008 was 5.93 percent down from 6.36 percent in the fourth quarter of 2007 and 6.48 percent in the first quarter of 2007.  The bank’s prime rate was 5.25 percent on March 31, 2008, down from 7.25 percent at December 31, 2007 and 8.25 percent on March 31, 2007.  The net interest margin for the first quarter of 2008 was 4.26 percent, compared to 4.49 percent and 4.42 percent at March 31, 2007 and December 31, 2007, respectively.  This decline was attributable primarily to short-term interest rate reductions, average loan growth and lower average demand deposits.

First-quarter average loan balances reached $11.7 billion, an increase of 11 percent over the same period last year and 2 percent from the fourth quarter of 2007.  The commercial loan portfolio grew 7 percent over the first quarter of 2007 and 1 percent from the fourth quarter of 2007.  Residential mortgage loans increased 10 percent from the first quarter of last year and 1 percent from the fourth quarter of last year.  Commercial real estate mortgage loans were 12 percent and 3 percent higher than the first and fourth quarters of 2007, respectively.  Real estate construction loans increased 24 percent from the same period a year ago and 4 percent from the fourth quarter of 2007.

The Company’s average deposits totaled $11.5 billion in the first quarter of 2008, a 3 percent decrease from the first quarter of 2007 due to a runoff of time deposits, and a 4 percent decrease from the fourth quarter of  2007 due to seasonal variations.

As part of its long-standing asset and liability management strategies, the Company uses “plain vanilla” interest rate swaps to hedge loans, deposits, and borrowings.  The notional value of these swaps was $0.7 billion at March 31, 2008, down from $1.2 billion at March 31, 2007, and down from $0.9 billion at December 31, 2007.  The following table presents the impact of fair value and cash-flow hedges on net interest income:

	First Quarter	Fourth Quarter	First Quarter
(Dollars in millions)	2008	2007	2007
Fair Value Hedges	$0.3	$(0.1)	$(0.3)
Cash Flow Hedges	0.9	(0.2)	(1.9)
Total	$1.2	$(0.3)	$(2.2)

Recent decreases in interest rates are expected to reduce interest income on variable rate loans.  This reduction will be partially offset by the income from existing swaps qualifying as cash flow hedges.  The net interest accrual on these swaps over the next 12 months is projected to be $3.5 million based on current market conditions.  Both the income for the quarter and the projected income for the next 12 months should be viewed in context with the benefit the Company has received from increases in interest rates in the past and the decline the Company will experience from recent decreases in interest rates.

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.  The following table presents the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2008 and 2007.

Net Interest Income Summary

	For the three months ended			For the three months ended
	March 31, 2008			March 31, 2007
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,455,646	$69,544	6.28%	$4,145,574	$74,149	7.25%
Commercial real estate mortgages	1,975,531	33,583	6.84	1,758,722	32,040	7.39
Residential mortgages	3,178,837	44,556	5.61	2,885,287	38,974	5.40
Real estate construction	1,464,301	23,563	6.47	1,180,576	25,426	8.73
Equity lines of credit	438,296	6,162	5.65	393,952	7,632	7.86
Installment	176,767	2,853	6.49	190,833	3,594	7.64
Total loans and leases (3)	11,689,378	180,261	6.20	10,554,944	181,815	6.99
Due from banks - interest-bearing	78,158	523	2.69	72,431	482	2.70
Federal funds sold and securities purchased under resale agreements	7,678	63	3.33	13,858	183	5.36
Securities available-for-sale	2,445,992	29,399	4.81	2,915,981	34,260	4.70
Trading account securities	78,292	606	3.11	54,276	815	6.09
Other interest-earning assets	71,830	1,026	5.75	48,047	706	5.96
Total interest-earning assets	14,371,328	211,878	5.93	13,659,537	218,261	6.48
Allowance for loan and lease losses	(164,720)			(157,429)
Cash and due from banks	379,055			422,564
Other non-earning assets	1,137,811			911,675
Total assets	$15,723,474			$14,836,347

Liabilities and Shareholders’ Equity
Interest-bearing deposits (2)
Interest checking accounts	$822,890	$1,413	0.69	$749,091	$880	0.48
Money market accounts	3,610,847	22,184	2.47	3,419,390	25,131	2.98
Savings deposits	134,578	122	0.36	154,879	180	0.47
Time deposits - under $100,000	220,219	1,937	3.54	231,914	2,343	4.10
Time deposits - $100,000 and over	1,328,506	13,175	3.99	1,871,499	21,790	4.72
Total interest-bearing deposits	6,117,040	38,831	2.55	6,426,773	50,324	3.18

Federal funds purchased and securities sold under repurchase agreements	1,141,177	9,630	3.39	581,680	7,556	5.27
Other borrowings	1,119,027	11,126	4.00	599,459	9,092	6.15
Total interest-bearing liabilities	8,377,244	59,587	2.86	7,607,912	66,972	3.57
Noninterest-bearing deposits	5,404,021			5,489,541
Other liabilities	251,372			220,225
Shareholders’ equity	1,690,837			1,518,669
Total liabilities and shareholders’ equity	$15,723,474			$14,836,347
Net interest spread			3.07%			2.91%
Fully taxable-equivalent net interest and dividend income		$152,291			$151,289
Net interest margin			4.26%			4.49%
Less: Dividend income included in other income		1,026			706
Fully taxable-equivalent net interest income		$151,265			$150,583

(1)	Net interest income is presented on a fully taxable-equivalent basis.
(2)	Certain prior period balances have been reclassified to conform to the current period presentation.
(3)	Includes average nonaccrual loans of $99,694 and $20,894 for 2008 and 2007, respectively.
(4)	Loan income includes loan fees of $4,155 and $3,647 for 2008 and 2007, respectively.

Net interest income is impacted by the volume (changes in volume multiplied  by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities.  The following table shows changes in net interest income on a fully taxable-equivalent basis between the first quarter 2008 and the first quarter of 2007, as well as between the first quarter of 2007 and the first quarter of 2006.

Changes In Net Interest Income

	For the three months ended March 31,			For the three months ended March 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans and leases	$19,368	$(20,923)	$(1,555)	$15,734	$9,543	$25,277
Securities available-for-sale	(5,632)	771	(4,861)	(11,745)	2,121	(9,624)
Due from banks - interest-bearing	43	(2)	41	143	182	325
Trading account securities	281	(490)	(209)	142	99	241
Federal funds sold and securities purchased under resale agreements	(65)	(55)	(120)	8	35	43
Other interest-earning assets	346	(25)	321	16	87	103
Total interest-earning assets	14,341	(20,724)	(6,383)	4,298	12,067	16,365

Interest paid on:
Interest checking deposits	99	434	533	(36)	465	429
Money market deposits	1,402	(4,350)	(2,948)	142	9,878	10,020
Savings deposits	(21)	(37)	(58)	(23)	41	18
Time deposits	(5,672)	(3,349)	(9,021)	6,677	5,727	12,404
Other borrowings	11,502	(7,393)	4,109	(4,926)	3,241	(1,685)
Total interest-bearing liabilities	7,310	(14,695)	(7,385)	1,834	19,352	21,186
	$7,031	$(6,029)	$1,002	$2,464	$(7,285)	$(4,821)

The impact of interest rate swaps, which affect interest income on loans and interest expense on deposits and borrowings, is included in rate changes.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses.  The provision is the expense recognized in the income statement to adjust the allowance and the reserve for off-balance sheet credit commitments to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures (see “Critical Accounting Policies” on page 29 of the Company’s Form 10-K for the year ended December 31, 2007).

The Company made a $17 million provision for credit losses in the quarter ended March 31, 2008.  The provision for credit losses primarily reflects management’s ongoing assessment of the credit quality and growth of the loan and commitment portfolios as well as the levels of net loan (charge-offs)/recoveries and nonaccrual loans, and changes in the economic environment during the period.  For the three months ended March 31, 2008, December 31, 2007, and March 31, 2007, net (charge-offs)/recoveries totaled ($12.1) million, ($3.9) million, and $1.2 million, respectively.  For these periods, nonaccrual loans at period end totaled $113.6 million, $75.6 million, and $23.4 million, respectively.

Noninterest Income

First-quarter 2008 noninterest income of $79.8 million was 21 percent higher than the first quarter of 2007 due primarily to continuing growth of the Company’s wealth management revenues.  Excluding the acquisition of Convergent Wealth Advisors (“Convergent Wealth”), first quarter noninterest income grew 8 percent from the same period last year.  Noninterest income was 35 percent of total revenue in the first quarter of 2008, compared to 31 percent for the first quarter of 2007 and 35 percent for the fourth quarter of 2007.

Wealth Management

Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services.  A portion of these fees are based on the market valuations of client assets managed, administered or held in custody. Changes in market values are reflected in fee income primarily on a trailing-quarter basis. The remaining portion of these fees, such as those for estate and financial planning services, is based on the specific service provided or may be a fixed fee. Trust and investment fees increased 20 percent over the first quarter of 2007, primarily due to an increase in assets under management or administration  (“AUM”), as a result of the Convergent Wealth acquisition.

AUM include assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from it clients. Assets under administration are assets the Company holds in a fiduciary capacity or otherwise provides non-advisory services. Assets under direct management grew 33 percent from the same period last year, largely as the result of the acquisition of Convergent Wealth during the second quarter of 2007, new business, a strong relative investment performance and higher market values.  Not including the acquisition of Convergent Wealth the Company’s trust and investment fee income in the first quarter of 2008 decreased 9 percent from the same period last year.

	At or for the			At or for the
	three months ended			three months
	March 31,		%	ended	%
Dollars in millions	2008	2007	Change	December 31, 2007	Change

Trust and Investment Fee Revenue	$36.3	$30.3	20%	$38.2	(5)%
Brokerage and Mutual Fund Fees	17.4	13.8	26	17.0	2
Assets Under Management (1)	35,884.8	27,074.4	33	37,268.5	(4)
Total Assets Under Management or Administration (1)	55,854.7	48,432.6	15	58,506.3	(5)

(1)

Excludes $10.1 billion, $9.3 billion, and $12.4 billion of assets under management for an asset manager in which City National held a minority ownership interest as of March 31, 2008, March 31, 2007, and December 31, 2007, respectively.

Other Noninterest Income

Cash management and deposit transaction fees for the first quarter of 2008 grew 31 percent from the same period last year and 17 percent from the fourth quarter of 2007, due largely to the addition of new clients, the sale of additional services to existing clients and a decline in the earnings credit rate on compensating deposit balances.

International service fees for the first quarter of 2008 grew 19 percent from the same period last year reflecting increased demand for both foreign exchange services and letters of credit, but decreased 8 percent from the fourth quarter of 2007.  International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection and other fee income.  International services fees are recognized when earned, except for the fees on commercial and standby letters of credit, which are generally deferred and recognized in income over the terms of the letters of credit.

Other service charges and fees for the first quarter of 2008 amounted to $5.9 million, down $0.3 million or 4 percent, from the same period one year ago.  These fees were down $2.7 million or 32 percent from fourth quarter of 2007 due to fewer income distributions from holdings in alternative investment funds and the fourth quarter of 2007 included $0.5 million of gains on participating mortgage loans.

Noninterest and Minority Interest Expense

First-quarter 2008 noninterest and minority interest expense amounted to $143.1 million, up 16 percent from the same period last year but down 1 percent from the fourth quarter of 2007.  Excluding minority interest expense and the acquisitions of both Business Bank of Nevada and Convergent Wealth, noninterest expense grew 8 percent from the same period one year ago.

Staffing expenses for the quarter amounted to $90.2 million, up 16 percent from one year ago, as a result of the acquisitions mentioned above, salary increases and higher stock-based compensation expense.

Legal and professional fees fell 2 percent from the first quarter of 2007, due to lower litigation expenses and customer-related professional fees, and 15 percent from the fourth quarter of 2007 due to higher consulting fees in the fourth quarter of 2007.

Minority interest expense consists of preferred stock dividends paid by the Bank’s real estate investment trust subsidiaries as well as the minority ownership share of the earnings of the Corporation’s majority-owned investment advisory affiliates.  See Note 14 to the Unaudited Financial Statements for additional discussion of minority interest expense.

The Company’s first-quarter efficiency ratio was 61.95 percent compared with 57.18 percent for the first quarter of 2007, and 60.18 for the fourth quarter of 2007.  The increase from the first quarter of 2007 was due primarily to pressure on core deposits, modest revenue growth and the continued expansion of the Bank’s fee-based businesses.

Stock-Based Compensation Expense

The Company applies FASB Statement No. 123 (revised), Share Based Payment, (“SFAS 123R”) in accounting for stock option plans.  A Black-Scholes valuation model is used to determine the fair value of options granted.

The compensation cost charged against income for all stock-based awards was $3.5 million for the three months ended March 31, 2008, compared to $3.4 million for the three-month period ended March 31, 2007.  The Company received $5.8 million and $6.8 million in cash for the exercise of stock options during the three month periods ended March 31, 2008 and March 31, 2007, respectively.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $1.8 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively.   See Note 8 to the Unaudited Financial Statements for a description of the stock option plan and method of estimating the fair value of option awards.

As of March 31, 2008 there was $32.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.6 years.  The total number of shares vested during the three months ended March 31, 2008 was 306,826.

Segment Results

Our reportable segments are Commercial and Private Banking, Wealth Management and Other.  For a more complete description of our segments, including summary financial information, see Note 15 to the Unaudited Financial Statements.

Commercial and Private Banking

Net income of $43.1 million in the first quarter of 2008 for the Commercial and Private Banking segment decreased $8.3 million, or 16 percent, from the $51.4 million recorded in first quarter of 2007.  The decrease is due to the increase in the provision for credit losses in 2008.  Total revenue of $198.3 million in the first quarter of 2008 increased 8 percent over the first quarter of 2007.  The increase in revenue for the quarter was driven by strong loan growth, primarily in commercial and industrial and residential mortgage loans, offset by higher funding costs due to a change in the mix of deposits and an overall increase in deposit rates.  Average loans were $11.6 billion in the first quarter of 2008, up 11 percent from $10.5 billion in the first quarter of 2007.  Average deposits were $10.7 billion in the first quarter of 2008, a decrease of 1 percent from the same period last year.  Noninterest income increased 22 percent in the first quarter of 2008 compared to the first quarter of 2007 primarily due to higher cash management and deposit transaction charges and higher international services fees.  Noninterest expense, including depreciation, was $13.5 million, or 13 percent, higher during the first three months of 2008 compared to the first three months of 2007, due to expenses associated with the acquisition of BBNV and higher staffing costs.

Wealth Management

The Wealth Management segment had net income of $10.2 million in the first quarter of 2008 an increase of $1.6 million, or 19 percent, from the $8.6 million recorded in first quarter of 2007.  Total revenue of $55.0 million in the first quarter of 2008 increased 22 percent over the first quarter of 2007.  The increase in revenue for the quarter was driven by the acquisition of Convergent Wealth.  Noninterest expense, including depreciation, was $7.7 million, or 25 percent, higher during the first three months of 2008 compared to the first three months of 2007, due to the acquisition of Convergent Wealth.

Other

Total revenue for the Other segment declined $10.7 million, or 73 percent, in the first quarter of 2008, compared to the prior year. Net income for the Other segment decreased $5.9 million, for the first quarter of 2008 compared to the first quarter of 2007.  The declines are related to higher funding costs, lower prepayment fees and higher expense on interest-rate swaps in the Asset Liability Funding Center.

Income Taxes

The first-quarter 2008 effective tax rate was 35.2 percent, compared with 36.8 percent in the first quarter of last year.  The lower effective tax rate for first-quarter 2008 is attributable to a one-time tax credit. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including  tax benefits from investments in affordable housing partnerships and tax-exempt income on municipal bonds and bank-owned life insurance.

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense.  For the period ended March 31, 2008, the Company recognized approximately $393,000 in interest and penalties.  The Company had approximately $9.3 million and $8.9 million of accrued interest and penalties as of March 31, 2008 and December 31, 2007, respectively.

The Company has completed its audits by the  Internal Revenue Service (“IRS”) for the years 2002-2003.  The Company is currently being audited by the IRS for the years 2006-2007 and by the Franchise Tax Board for the years 1998-2004.   The potential financial statement impact, if any, resulting from the completion of the audits is not determinable at this time.

BALANCE SHEET ANALYSIS

Total assets were $15.9 billion at March 31, 2008 compared to $15.3 billion at March 31, 2007, and $15.9 billion at December 31, 2007.  Average assets for the first quarter of 2008 were $15.7 billion compared with $14.8 billion for the first quarter of 2007.

Total average interest-earning assets for the first quarter of 2008 were $14.4 billion, essentially compared with $13.7 billion for the first quarter of 2007 and average interest-earning assets for the fourth quarter of 2007 of $14.2 billion.

Securities

Comparative period-end securities portfolio balances are presented below:

Securities Available-for-Sale

	March 31,		December 31,		March 31,
	2008		2007		2007
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury	$39,962	$40,078	$45,106	$45,228	$50,634	$50,625
Federal Agency	50,997	51,567	50,996	51,042	261,233	257,924
CMO’s	1,031,472	1,012,990	1,041,692	1,027,439	1,223,749	1,200,265
Mortgage-backed	727,539	726,208	822,193	807,534	951,283	923,779
State and Municipal	385,209	393,522	391,790	395,455	380,005	382,251
Other	51,390	47,163	32,870	31,001	—	—
Total debt securities	2,286,569	2,271,528	2,384,647	2,357,699	2,866,904	2,814,844
Equity securities	119,379	117,931	100,256	104,956	83,220	87,541
Total securities	$2,405,948	$2,389,459	$2,484,903	$2,462,655	$2,950,124	$2,902,385

At March 31, 2008, securities available-for-sale totaled $2.4 billion, a decrease of $0.5 billion compared with holdings at March 31, 2007.  At March 31, 2008, the portfolio had a net unrealized loss of $16.5 million compared with net unrealized losses of $22.2 million at December 31, 2007 and $47.7 million at March 31, 2007.  There is no other-than-temporary impairment as the unrealized losses are due to changes in interest rates and the Company has the ability and intent to hold the securities until their maturities or until cured.  The mortgage-backed securities and collateralized mortgage obligations (“CMOs”) in the Company’s portfolio are all issued by GNMA, FNMA, Freddie Mac or AAA-rated private issuers.

The average duration of total available-for-sale securities at March 31, 2008 was 3.5 years.  This duration compares with 3.4 years at both December 31, 2007 and  March 31, 2007.  Duration provides a measure of fair value sensitivity to changes in interest rates.  The average duration is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors.  See “Asset/Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the expected remaining maturities and yields (on a fully taxable-equivalent basis) of debt securities included in the securities portfolio as of March 31, 2008, except for mortgage-backed securities which are allocated according to final maturities.  Final maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year		Over 1 year		Over 5 years
	or less		thru 5 years		thru 10 years		Over 10 years		Total
		Yield		Yield		Yield		Yield		Yield
Dollars in thousands	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)

U.S. Treasury	$40,078	3.68	$—	—	$—	—	$—	—	$40,078	3.68
Federal Agency	31,074	3.94	20,493	4.01	—	—	—	—	51,567	3.97
CMO’s	64,506	5.35	780,186	4.55	168,298	5.33	—	—	1,012,990	4.73
Mortgage-backed	34	7.07	524,898	4.25	180,050	4.52	21,226	4.78	726,208	4.33
State and Municipal	42,919	4.29	131,657	3.93	203,695	3.89	15,251	4.02	393,522	3.95
Other	—	—	—	—	39,461	6.11	7,702	5.80	47,163	6.06
Total debt securities	$178,611	4.48	$1,457,234	4.38	$591,504	4.64	$44,179	4.70	$2,271,528	4.46

Amortized cost	$183,280		$1,459,704		$599,077		$44,508		$2,286,569

Dividend income included in interest income on securities in the Unaudited Consolidated Statements of Income for the first quarter of 2008 and 2007 was $2.3 million and $1.3 million, respectively.

Loan Portfolio

A comparative period-end loan table is presented below:

	Loans and Leases
	March 31,	December 31,	March 31,
Dollars in thousands	2008	2007	2007

Commercial	$4,163,512	$4,193,436	$3,806,940
Commercial real estate mortgages	2,011,221	1,954,539	1,877,695
Residential mortgages	3,215,871	3,176,322	2,895,516
Real estate construction	1,462,641	1,429,761	1,263,059
Equity lines of credit	449,177	432,513	388,279
Installment	173,507	178,195	194,448
Lease financing	278,936	265,872	223,661
Total loans and leases, gross	11,754,865	11,630,638	10,649,598
Less allowance for loan and lease losses	(168,278)	(168,523)	(161,005)

Total loans and leases, net	$11,586,587	$11,462,115	$10,488,593

Total gross loans at March 31, 2008 were 1 percent and 10 percent higher than at December 31, 2007 and March 31, 2007, respectively.  The growth from the first quarter of 2007 was primarily in commercial, residential mortgages and construction lending, and is due primarily to organic growth.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets.  The regulatory guidance provides for an increased level of regulatory oversight and monitoring for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific type of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure.  The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio and has increased 50 percent or more within the last 36 months.  City National is within the thresholds specified by the guidance. As of March 31, 2008, total loans for construction, land development and other land represented 100 percent of total risk-based capital; total CRE loans represented 205 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 54 percent over the last 36 months.

The following table presents information concerning nonaccrual loans, Other Real Estate Owned (“OREO”), loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans.  Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.  The $3.8 million balance of OREO at March 31, 2008 represents the Bank’s share of a participated loan on a condominium complex and undeveloped land.  The Bank is working with the other loan participants on a disposition plan for the property.  The Company had no OREO at December 31, 2007 or March 31, 2007.

The following table summarizes the balance of nonaccrual and OREO for the three months ended March 31, 2008, December 31, 2007, and March 31, 2007:

	Nonaccrual Loans and OREO
	March 31,	December 31,	March 31,
Dollars in thousands	2008	2007	2007
Nonaccrual loans:
Commercial	$16,293	$17,103	$7,024
Commercial real estate mortgages	1,841	1,621	4,783
Residential mortgages	706	387	—
Real estate construction	93,296	55,632	11,199
Equity lines of credit	1,422	679	362
Installment	64	139	49
Total	113,622	75,561	23,417
OREO	3,812	—	—
Total nonaccrual loans and OREO	$117,434	$75,561	$23,417

Total nonaccrual loans as a percentage of total loans and leases	0.97%	0.65%	0.22%
Total nonaccrual loans and OREO as a percentage of total loans and OREO	1.00	0.65	0.22
Allowance for loan and lease losses to total loans and leases	1.43	1.45	1.51
Allowance for loan and lease losses to nonaccrual loans	148.10	223.03	687.55

Loans past due 90 days or more on accrual status:
Commercial	$—	$—	$43
Other	13	1	156
Total	$13	$1	$199

At March 31, 2008, there were $108.0 million of impaired loans included in nonaccrual loans, with an allowance allocation of $8.4 million.  On a comparable basis, at December 31, 2007 there were $71.4 million of impaired loans, which had an allowance allocation of $8.4 million, while at March 31, 2007 impaired loans were $21.7 million with an allowance allocation of $2.3 million.  The assessment for impairment occurs when and while such loans are on nonaccrual, or when the loan has been restructured.  When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral.  In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.  As a final alternative, the observable market price of the debt may be used to assess impairment.  Impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

The activity related to nonaccrual loans for the three months ending March 31, 2008 and 2007 is presented below:

Changes in Nonaccrual Loans

	For the three months ended
	March 31,
Dollars in thousands	2008	2007

Balance, beginning of period	$75,561	$20,883
Loans placed on nonaccrual	70,085	6,854
Loans from acquisitions	—	50
Charge-offs	(11,809)	(177)
Loans returned to accrual status	—	(120)
Repayments (including interest applied to principal)	(16,403)	(4,073)
Transferred to OREO	(3,812)	—
Balance, end of period	$113,622	$23,417

In addition to loans in nonaccrual status disclosed above, management has also identified $70.7 million of credits to 28 borrowers where known information about the borrowers causes management to have serious doubts about the ability of the borrowers to comply with the loan repayment terms.  However, the inability of the borrowers to comply with the repayment terms was not sufficiently probable to place the loans on nonaccrual status at March 31, 2008, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status.  Of the potential problem loans identified, a significant portion consist of extensions of credit to borrowers that develop, construct and/or sell single-family residences.

Management’s classification of credits as nonaccrual or problems does not necessarily indicate that the principal is uncollectible in whole or in part.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

At March 31, 2008, the allowance for loan and lease losses was $168.3 million or 1.43 percent of outstanding loans and leases, and the reserve for off-balance sheet credit commitments was $24.9 million.  The process used in the determination of the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following tables summarize the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the three months ended March 31, 2008 and 2007.

Changes in Allowance for Loan and Lease Losses

	For the three months ended March 31,
Dollars in thousands	2008	2007

Loans and leases outstanding	$11,754,865	$10,649,598
Average amount of loans and leases outstanding	$11,689,378	$10,554,944
Balance of allowance for loan and lease losses, beginning of period	$168,523	$155,342
Loans charged-off:
Commercial	(1,998)	(1,649)
Residential first mortgage	—	—
Commercial real estate mortgage	12	—
Real estate construction	(10,231)	—
Equity lines of credit	(239)	—
Installment	(86)	(53)
Total loans charged-off	(12,542)	(1,702)
Recoveries of loans previously charged-off:
Commercial	425	2,897
Residential first mortgage	8	—
Commercial real estate mortgage	—	—
Real estate construction	14	18
Equity lines of credit	—	—
Installment	8	26
Total recoveries	455	2,941
Net loans (charged-off)/recovered	(12,087)	1,239
Provision for credit losses	17,000	—
Transfers to reserve for off-balance sheet credit commitments	(5,158)	(89)
Allowance of acquired institution	—	4,513
Balance, end of period	$168,278	$161,005

Net (charge-offs)/recoveries to average loans and leases (annualized)	(0.42)%	0.05%
Ratio of allowance for loan and lease losses to total period-end loans and leases	1.43%	1.51%

Changes in Reserve for Off-balance Sheet Credit Commitments

	For the three months ended March 31,
Dollars in thousands	2008	2007

Balance at beginning of period	$19,704	$16,424
Recovery of prior charge-off	—	—
Reserve of acquired institution	—	492
Transfers from allowance	5,158	89
Balance at end of period	$24,862	$17,005

Other Assets

The composition of other assets is as follows:

Other Assets
(dollars in thousands)

	March 31,	December 31,	March 31,
	2008	2007	2007
Accrued interest receivable	$65,742	$70,660	$75,253
Other accrued income	24,037	24,768	21,536
Deferred compensation fund assets	51,570	50,337	44,145
Stock in government agencies	52,200	48,828	50,026
Private equity funds and alternative investments	29,954	28,390	19,632
Mark-to-market on swaps	36,160	16,724	2,820
PML assets	1,448	1,448	6,738
Other real estate owned	3,812	—	—
Mark-to-market on customer swaps	3,864	1,055	52
Other	62,868	57,880	41,319
Total other assets	$331,655	$300,090	$261,521

Deposits

Deposits totaled $11.8 billion at March 31, 2008, a decrease of 6 percent compared with $12.6 billion at March 31, 2007, and unchanged from December 31, 2007.  Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 90 percent of total deposits at March 31, 2008, and increased $0.1 billion since December 31, 2007.

Average deposits totaled $11.5 billion for the first quarter of 2008, a decrease of 3 percent from the first quarter of 2007, due primarily to the runoff of time deposits.  Average deposits declined 4 percent from the fourth quarter of 2007 due to seasonal variations.  Average non-interest bearing deposits fell 2 percent from the first quarter of 2007, and 4 percent from the fourth quarter of 2007.  With the slowdown in housing sales, average title and escrow deposits were $1.0 billion, $1.1 billion, and $1.2 billion for the three-month periods ended March 31, 2008, December 31, 2007 and March 31, 2007, respectively.  Title and escrow deposits represented 9 percent of total quarterly average deposits for the three-month period ended March 31, 2008.

Borrowings

Borrowed funds were $2.2 billion at both March 31, 2008 and December 31, 2007, and $0.9 billion at March 31, 2007.  The increase reflects higher Federal Funds Purchased and other short-term borrowings to fund loan growth.

Off- Balance Sheet

In the normal course of business, the Company is a party to financial instruments with off-balance sheet exposure.  These financial instruments include commitments to extend credit, letters of credit, and financial guarantees.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheet.  Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each client’s creditworthiness on a case-by-case basis.

The Company had off-balance sheet credit commitments aggregating $5.5 billion at March 31, 2008, compared with $5.3 billion at December 31, 2007 and $5.0 billion at March 31, 2007.  In addition, the Company had $820.9 million outstanding in bankers’ acceptances and letters of credit of which $797.3 million related to standby letters of credit at March

31, 2008.  At December 31, 2007, the Company had $840.2 million in outstanding bankers’ acceptances and letters of credit of which $822.1 million related to standby letters of credit.  Substantially all of the Company’s loan commitments are on a variable-rate basis and are comprised of real estate and commercial loan commitments.

As of March 31, 2008, the Company had private equity and alternative investment fund commitments of $60.7 million, of which $31.6 million was funded.  As of December 31, 2007 and March 31, 2007, the Company had private equity and alternative investment fund commitments of $60.7 million and $50.7 million, respectively, of which $31.0 million and $22.4 million was funded.  In addition, the Company had unfunded affordable housing fund commitments of $28.9 million, $30.3 million, and $32.0 million as of March 31, 2008, December 31, 2007, and March 31, 2007, respectively.

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term guarantee.  The maximum liability under the guarantee is $23.0 million, but the Company does not expect to make any payments under the terms of this guarantee.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and CNB at March 31, 2008, December 31, 2007, and March 31, 2007.

Tier 1 capital ratios at March 31, 2008 include the impact of $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in minority interest in consolidated subsidiaries, and $5.2 million of trust preferred securities issued by an unconsolidated capital trust subsidiary of the holding company.

	Regulatory Well-Capitalized		March 31,	December 31,	March 31,
	Standards		2008	2007	2007
City National Corporation
Tier 1 leverage	N/A	%	8.06%	7.97%	8.59%
Tier 1 risk-based capital	6.00		9.51	9.31	10.62
Total risk-based capital	10.00		11.46	11.27	13.12

City National Bank
Tier 1 leverage	5.00%		8.13%	7.95%	8.41%
Tier 1 risk-based capital	6.00		9.59	9.28	10.71
Total risk-based capital	10.00		11.55	11.24	13.25

The ratio of shareholders’ equity to assets as of March 31, 2008 was 10.56 percent, compared with 10.42 percent at March 31, 2007 and was 10.42 percent as of December 31, 2007.

The accumulated other comprehensive loss, primarily related to available-for-sale securities and interest rate swaps, was $3.4 million at March 31, 2008 compared with $31.0 million at March 31, 2007 and $9.3 million at December 31, 2007.

The following table provides information about purchases by the Company during the three months ended March 31, 2008 of equity securities that are registered by the Company pursuant of Section 12 of the Exchange Act.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/1/08 - 01/31/08	10,000	$54.09	10,000		1,551,900
02/1/08 - 02/29/08	136,000	$55.66	136,000		1,415,900
03/1/08 - 03/31/08	45,500	$50.05	45,500		1,370,400
	191,500	$54.24	191,500	(1)	1,370,400	(1)

(1)            On January 24, 2008 the company’s Board of Directors authorized the Company to repurchase 1 million additional shares of the Company’s stock following the completion of its previously approved initiative.  Unless terminated earlier by resolution  of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  We received no shares in payment for the exercise price of stock options.

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

A quantitative and qualitative discussion about market risk is included on pages 48 to 52 of the Corporation’s Form 10-K for the year ended December 31, 2007.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by rate-stable core deposits.  As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage this risk. Increased short-term funding sources and other changes in the mix of the balance sheet have moved the Company to a more neutral position.  The simulation model uses the balance sheet as of March 31, 2008, and projects net interest income assuming no change in loan or deposit mix. Interest rate scenarios include stable rates and 100 and 200 basis point parallel shifts in the yield curve occurring gradually over a twelve-month period.  As of March 31, 2008, the simulation model indicates that a 100 basis point decline in the yield curve over a twelve-month horizon would result in a decrease in projected net interest income of approximately 0.1 percent while a 200 basis point decline would reduce projected net interest income by approximately 0.7 percent. This compares to a decrease in projected net interest income of 0.4 percent with a 100 basis point decline and 0.8 percent with a 200 basis point decline at March 31, 2007. At March 31, 2008, a gradual 100 basis point parallel increase in the yield curve over the next 12 months would result in an increase in projected net interest income of approximately 0.7 percent while a 200 basis point increase would increase projected net interest income by approximately 1.2 percent.  This compares to an increase in projected net interest income of 0.7 percent with a 100 basis point increase and 1.3 percent with a 200 basis point increase at March 31, 2007.  The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

Market Value of Portfolio Equity: The simulation model indicates that the market value of portfolio equity (“MVPE”) is somewhat vulnerable to a sudden and substantial increase in interest rates.  As of March 31, 2008, a 200-basis-point increase in interest rates results in a 3.8 percent decline in MVPE.  This compares to a 3.1 percent decline for the year-earlier period.   The higher sensitivity is due to changes in the deposit mix and a reduction in the duration of wholesale funding. As of March 31, 2008, a 200-basis-point decrease in interest rates would improve MVPE by 0.3 percent.  As of March 31, 2007, the MVPE would improve by 1.4 percent if rates decreased by 200 basis points.

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	March 31, 2008				December 31, 2007			March 31, 2007
	Notional	Fair			Notional	Fair		Notional	Fair
Dollars in millions	Amount	Value		Duration	Amount	Value	Duration	Amount	Value	Duration
Fair Value Hedge
Interest Rate Swap
Certificates of deposit	$20.0	$1.5		2.5	$20.0	$0.9	2.7	$75.0	$—	—
Long-term and subordinated debt	375.0	25.3		3.7	490.9	11.1	3.0	490.9	(1.0)	3.5
Total fair value hedge swaps	395.0	26.8		3.6	510.9	12.0	3.0	565.9	(1.0)	3.0
Cash Flow Hedge
Interest Rate Swap
US Dollar LIBOR based loans	175.0	7.5		2.4	100.0	3.9	2.3	250.0	(0.7)	0.6
Prime based loans	175.0	1.8		0.5	250.0	0.8	0.4	350.0	(2.3)	0.5
Total cash flow hedge swaps	350.0	9.3		1.5	350.0	4.7	0.9	600.0	(3.0)	0.5
Total Interest Rate Swaps	$745.0	$36.1	(1)	2.6	$860.9	$16.7	2.2	$1,165.9	$(4.0)	1.8

(1)  Net fair value is the estimated net gain (loss) to settle derivative contracts.  The net fair value for 2008 of $36.1 million is the mark-to-market asset on swaps.

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest rate risk management instruments had $18.7 million of credit risk exposure at March 31, 2008  and $3.4 million as of March 31, 2007. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value.  The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to City National Corporation and to City National Bank. As of March 31, 2008, collateral valued at $14.9 million had been received from swap counterparties.  As of March 31, 2007, collateral valued at $0.7 million had been received from swap counterparties and $6.6 million had been delivered to swap counterparties.

The Company also offers interest-rate swaps and interest-rate caps, floors and collars to its clients to assist them in hedging their cash flow and operations.  These derivative contracts are offset by paired trades with unrelated third parties.  They are not designated as hedges under SFAS 133, and the positions are marked to market each reporting period.  As of March 31, 2008, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $123.5 million.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made forward-looking statements in this document about the company, for which the company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, some of which are beyond the company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) changes in general business and economic conditions, either nationally, regionally or locally in areas where the company conducts its business, (2) greater than expected volatility in equity, fixed income and other market valuations, (3) protracted labor disputes in the company’s markets, (4) changes in interest rates and interest-rate relationships, (5) significant changes in banking laws or regulations, (6) increased competition in the company’s markets and demand for the company’s products and services, (7) higher-than-expected credit losses due to business losses, real estate cycles, capital market disruptions, changes in commercial real estate development and real estate prices or other economic factors, (8) changes in the level of nonperforming assets and charge-offs and changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, (9) changes in the financial performance and/or condition of the company’s borrowers, (10) a substantial and permanent loss of either client accounts and/or assets under management at the company’s investment advisory affiliates or its wealth management division, (11) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (12) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (13) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (14) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (15) the success of the company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date they are made, and the company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

For a more complete discussion of these risks and uncertainties, see the company’s Annual Report on Form 10-K for the year ended December 31, 2007 and particularly Part I, Item 1A, titled “Risk Factors.”

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  There are no material changes to the risk factors described under Item 1A of the Company’s 2007 Annual Report on Form 10-K.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended March 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 7.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation’s Annual Shareholders’ Meeting was held on Wednesday, April 23, 2008, in Beverly Hills, California, at which the shareholders were asked to vote on the following matters:

1.          Election of nominees to serve on the Corporation’s Board of Directors.

Votes regarding the election of four Class II directors to serve for a term of three years or until their successors have been duly elected and qualified are as follows:

	For	Withheld
Richard Bloch	33,814,820	8,034,062
Bram Goldsmith	41,510,109	338,773
Ashok Israni	41,762,240	86,642
Kenneth Ziffren	41,618,766	230,116

2.           Ratification of the selection of KPMG LLP as the Corporation’s independent auditors for the fiscal year ending December 31, 2008.

For:	41,553,596
Against:	219,190
Withheld:	77,096

3.           Approval of the CNC 2008 Omnibus Plan.

For:	25,292,376
Against:	11,816,392
Abstain:	73,428
Broker Non-Vote:	4,666,686

ITEM 6.              EXHIBITS

No.

10.9	Third Amendment to Employment Agreement dated as of March 3, 2008, by and between Bram Goldsmith, City National Corporation and City National Bank.

31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE: May 9, 2008	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)