Form 10-Q
period 2008-06-30
CITY NATIONAL CORP
filed 2008-08-08
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes          ☒ No

As of August 1, 2008, there were 47,835,465 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

	June 30	December 31,	June 30
Dollars in thousands, except share amounts	2008	2007	2007
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$513,736	$365,918	$513,463
Due from banks - interest-bearing	88,149	88,151	139,539
Federal funds sold	—	—	170,000
Securities available-for-sale - cost $2,349,032; $2,484,903; and $2,879,736 at June 30, 2008, December 31, 2007 and June 30, 2007, respectively
Securities pledged as collateral	222,912	212,233	109,535
Held in portfolio	2,080,070	2,250,422	2,687,831
Trading account securities	204,825	293,355	117,456
Loans and leases	12,178,330	11,630,638	11,018,834
Less allowance for loan and lease losses	185,070	168,523	157,849
Net loans and leases	11,993,260	11,462,115	10,860,985

Premises and equipment, net	122,959	118,067	106,672
Deferred tax asset	145,150	129,403	144,028
Goodwill	460,186	452,480	427,909
Customer-relationship intangibles, net	54,398	67,647	91,009
Bank-owned life insurance	73,503	72,220	71,146
Affordable housing investments	70,627	73,640	67,158
Customers’ acceptance liability	3,981	3,549	7,958
Other real estate owned	9,113	—	—
Other assets	296,389	300,090	281,307
Total assets	$16,339,258	$15,889,290	$15,795,996

Liabilities
Demand deposits	$5,861,823	$5,858,497	$5,926,048
Interest checking deposits	807,734	879,062	753,428
Money market deposits	3,771,824	3,421,691	3,751,589
Savings deposits	132,261	135,519	164,433
Time deposits-under $100,000	200,788	220,928	240,660
Time deposits-$100,000 and over	1,121,907	1,306,808	2,294,247
Total deposits	11,896,337	11,822,505	13,130,405
Federal funds purchased and securities sold under repurchase agreements	1,221,428	1,544,411	269,938
Other short-term borrowings	955,000	100,000	72,818
Subordinated debt	157,080	273,559	266,962
Long-term debt	237,867	233,465	219,282
Reserve for off-balance sheet credit commitments.	24,154	19,704	17,832
Other liabilities	143,463	204,814	160,422
Acceptances outstanding	3,981	3,549	7,958
Total liabilities	14,639,310	14,202,007	14,145,617
Minority interest in consolidated subsidiaries-includes redeemable minority interests with a redemption value of $30,641; $34,498; and $29,018 at June 30, 2008, December 31, 2007, and June 30, 2007, respectively	32,300	34,498	29,029
Commitments and contingencies

Shareholders’ Equity
Preferred Stock authorized - 5,000,000; none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000; Issued - 50,971,611; 50,824,178; and 50,825,254 shares at June 30, 2008, December 31, 2007 and June 30, 2007, respectively	50,972	50,824	50,825
Additional paid-in capital	421,689	420,168	419,277
Accumulated other comprehensive loss	(24,853)	(9,349)	(50,709)
Retained earnings	1,403,062	1,369,999	1,307,638
Treasury shares, at cost - 2,811,898; 2,588,299; and 1,578,322 shares at June 30, 2008, December 31, 2007 and June 30, 2007, respectively	(183,222)	(176,035)	(105,681)
Total shareholders’ equity	1,667,648	1,655,607	1,621,350

Total liabilities and shareholders’ equity	$16,339,258	$15,889,290	$15,795,996

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
In thousands, except per share amounts	2008	2007	2008	2007

Interest Income
Loans and leases	$166,158	$192,356	$345,469	$373,026
Securities available-for-sale	26,565	31,704	53,841	63,824
Trading account	397	910	976	1,697
Due from banks - interest-bearing	529	535	1,051	1,016
Federal funds sold and securities purchased under resale agreements	58	320	122	503
Total interest income	193,707	225,825	401,459	440,066
Interest Expense
Deposits	27,292	57,434	66,122	107,758
Federal funds purchased and securities sold under repurchase agreements	7,611	6,190	17,242	13,746
Subordinated debt	1,587	4,048	3,815	8,072
Other long-term debt	2,234	3,721	5,287	7,318
Other short-term borrowings	4,815	1,528	10,660	2,999
Total interest expense	43,539	72,921	103,126	139,893
Net interest income	150,168	152,904	298,333	300,173
Provision for credit losses	35,000	—	52,000	—
Net interest income after provision for credit losses	115,168	152,904	246,333	300,173
Noninterest Income
Trust and investment fees	34,187	34,823	70,536	65,077
Brokerage and mutual fund fees	18,709	13,958	36,131	27,738
Cash management and deposit transaction charges	12,196	8,472	23,320	16,943
International services	8,176	7,562	15,863	14,025
Bank-owned life insurance	628	761	1,283	1,385
Loss on sale of other assets	(192)	—	(192)	(46)
(Loss) gain on sale of securities	(417)	866	552	1,135
Other	8,177	7,246	13,787	13,379
Total noninterest income	81,464	73,688	161,280	139,636
Noninterest Expense
Salaries and employee benefits	87,520	80,904	177,699	158,888
Net occupancy of premises	12,462	10,362	23,974	19,820
Legal and professional fees	7,531	8,590	16,091	17,311
Information services	6,388	5,750	12,594	11,301
Depreciation and amortization	5,460	5,122	10,962	10,122
Marketing and advertising	5,360	5,783	10,955	9,781
Office services	3,140	2,938	6,126	5,685
Amortization of intangibles	1,528	2,623	3,959	4,253
Equipment	746	797	1,659	1,515
Other real estate owned	320	—	320	—
Other operating	8,801	7,446	14,758	13,352
Total noninterest expense	139,256	130,315	279,097	252,028
Minority interest expense	2,262	2,325	5,568	4,401
Income before income taxes	55,114	93,952	122,948	183,380
Income taxes	19,630	34,799	43,477	67,682
Net income	$35,484	$59,153	$79,471	$115,698

Net income per share, basic	$0.74	$1.22	$1.66	$2.39

Net income per share, diluted	$0.73	$1.19	$1.64	$2.34

Shares used to compute income per share, basic	47,849	48,675	47,839	48,323
.
Shares used to compute income per share, diluted	48,447	49,838	48,482	49,461

Dividends per share	$0.48	$0.46	$0.96	$0.92

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30
Dollars in thousands	2008	2007

Cash Flows From Operating Activities
Net income	$79,471	$115,698
Adjustments to net income:
Provision for credit losses	52,000	—
Amortization of intangibles	3,959	4,253
Depreciation and amortization	10,962	10,122
Amortization of cost and discount on long-term debt	264	354
Stock-based employee compensation expense	7,225	7,078
Loss on sale of other assets	192	46
Gain on sales of securities	(552)	(1,135)
Other, net	5,425	10,753
Net change in:
Trading account securities	88,530	30,451
Deferred income tax benefit	(15,747)	(6,809)
Other assets and other liabilities, net	(42,076)	(44,442)

Net cash provided by operating activities	$189,653	126,369

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(208,080)	(119,342)
Sales of securities available-for-sale	88,157	48,502
Maturities and paydowns of securities	255,395	272,842
Loan originations, net of principal collections	(582,379)	(241,479)
Purchase of premises and equipment	(15,854)	(14,701)
Acquisition of BBNV, net of cash acquired	—	(50,398)
Acquisition of Convergent Wealth, net of cash acquired	—	(100,621)
Other investing activities	(13,680)	(5,244)

Net cash used in investing activities	(476,441)	(210,441)

Cash Flows From Financing Activities
Net decrease in deposits	73,832	516,496
Net decrease in federal funds purchased and securities sold under repurchase agreements	(322,983)	(152,965)
Net increase (decrease) in short-term borrowings	855,000	(24,707)
Net (decrease) increase in other borrowings	(111,230)	96
Proceeds from exercise of stock options	6,985	15,840
Tax benefit from exercise of stock options	1,046	6,179
Stock repurchases	(21,638)	(20,198)
Cash dividends paid	(46,408)	(44,721)

Net cash provided by financing activities	434,604	296,020

Net increase in cash and cash equivalents	147,816	211,948
Cash and cash equivalents at beginning of year	454,069	611,054

Cash and cash equivalents at end of period	$601,885	$823,002

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$116,097	$142,645
Income taxes	55,148	52,595

Non-cash investing activities:
Transfer of loans to OREO	$12,612	$—

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

				Accumulated
			Additional	other			Total
	Shares	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
Dollars in thousands	issued	stock	capital	income (loss)	earnings	stock	equity

Balance, December 31, 2006	50,718,794	$50,719	$412,248	$(41,459)	$1,264,697	$(195,363)	$1,490,842
Adjustment to initially apply FASB interpretation 48	—	—	—	—	(28,036)	—	(28,036)
Balance, January 1, 2007	50,718,794	50,719	412,248	(41,459)	1,236,661	(195,363)	1,462,806
Net income	—	—			115,698	—	115,698
Other comprehensive income net of tax:
Amortization of prior service cost	—	—	—	109	—	—	109
Net unrealized loss on securities available-for-sale, net of taxes of $7.7 million and reclassification of $0.4 million for net loss included in net income	—	—	—	(10,680)	—	—	(10,680)
Net unrealized gain on cash flow hedges, net of taxes of $1.0 million and reclassification of $2.0 million net loss included in net income	—	—	—	1,321	—	—	1,321
Total comprehensive income	—	—	—	(9,250)	115,698	—	106,448
Issuance of shares for stock options	—	—	(13,936)	—	—	29,776	15,840
Restricted stock grants, net of cancellations	106,460	106	(106)	—	—	—	—
Stock-based employee compensation expense	—	—	6,981	—	—	—	6,981
Tax benefit from stock options	—	—	6,179	—	—	—	6,179
Cash dividends paid	—	—	—	—	(44,721)	—	(44,721)
Repurchased shares, net	—	—	—	—	—	(20,198)	(20,198)
Issuance of shares for acquisition	—	—	7,911	—	—	80,104	88,015
Balance, June 30, 2007	50,825,254	$50,825	$419,277	$(50,709)	$1,307,638	$(105,681)	$1,621,350

Balance, January 1, 2008	50,824,178	$50,824	$420,168	$(9,349)	$1,369,999	$(176,035)	$1,655,607
Net income	—	—	—	—	79,471	—	79,471
Other comprehensive income net of tax:
Amortization of prior service cost	—	—	—	(26)	—	—	(26)
Net unrealized loss on securities available-for-sale, net of taxes of $10.0 million and reclassification of $0.1 million net loss included in net income	—	—	—	(13,845)	—	—	(13,845)
Net unrealized loss on cash flow hedges, net of taxes of $1.2 million and reclassification of $1.5 million net income included in net income	—	—	—	(1,633)	—	—	(1,633)
Total comprehensive income	—	—	—	(15,504)	79,471	—	63,967
Issuance of shares for stock options	—	—	(7,466)	—	—	14,451	6,985
Restricted stock grants, net of cancellations	147,433	148	(148)	—	—	—	—
Stock-based employee compensation expense	—	—	7,136	—	—	—	7,136
Tax benefit from stock options	—	—	1,268	—	—	—	1,268
Cash dividends paid	—	—	—	—	(46,408)	—	(46,408)
Repurchased shares, net	—	—	—	—	—	(21,638)	(21,638)
Net change in deferred compensation plans	—	—	731	—	—	—	731
Balance, June 30, 2008	50,971,611	$50,972	$421,689	$(24,853)	$1,403,062	$(183,222)	$1,667,648

See accompanying Notes to Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                  Organization - City National Corporation (the “Corporation”) is the holding company for City National Bank (“the Bank”).  The Bank delivers banking, trust and investment services through 62 offices in Southern California, the San Francisco Bay area, Nevada and New York City.  Additionally, the Corporation delivers investment and wealth advisory services through its wealth advisory affiliates.  The Corporation also has an unconsolidated subsidiary, Business Bancorp Capital Trust I. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.  References to the “Company” mean the Corporation, Bank, all subsidiaries and affiliates together.

2.                  Consolidation - The financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, the Bank and the Bank’s wholly-owned subsidiaries, after the elimination of all material intercompany transactions.  Preferred stock, issued by the Company’s REITs, and third-party equity ownership in affiliates are reflected as Minority interest in consolidated subsidiaries in the Consolidated Balance Sheet. The related minority share of earnings is shown as Minority interest expense in the Consolidated Statement of Income.

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

On May 1, 2007, the Corporation completed the acquisition of Lydian Wealth Management in an all-cash transaction.   The investment advisory firm is headquartered in Rockville, Maryland and now manages or advises on client assets totaling $9.2 billion.  Lydian Wealth Management changed its name to Convergent Wealth Advisors (“Convergent Wealth”) and became a subsidiary of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.  All of the senior executives of Convergent Wealth signed employment agreements and acquired a significant minority ownership interest in Convergent Wealth.

4.                  Accounting Policies - Our accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry.  To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying our estimates and assumptions could cause actual financial results to differ from our estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options, income taxes, goodwill and intangible asset values and valuation of financial assets and liabilities reported at fair value.  The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements to the periods in which they applied.  The allowance for loan and lease losses reflects management’s ongoing assessment of the credit quality of the company’s portfolio, which is affected by various economic trends, including weakness in the housing sector.  Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, risk-rating migration and growth in the portfolio.  The Company’s estimates and assumptions are expected to change as changes in market conditions and the Company’s portfolio occur in subsequent periods.

The Company is on the accrual basis of accounting for income and expense.  The results of operations reflect any interim adjustments, all of which are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q, and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on

Form 10-K for the year ended December 31, 2007.  The results for the 2008 interim period are not necessarily indicative of the results expected for the full year.  The Company has not made any significant changes in its critical accounting policies or its estimates and assumptions from those disclosed in its 2007 Annual Report other than the adoption of SFAS 157 effective January 1, 2008. The Company has revised certain assumptions related to the adoption of SFAS 157 as discussed below and in Note 5 to these consolidated financial statements.

Certain prior period balances have been reclassified to conform to the current period presentation.

During the six months ended June 30, 2008, the following accounting pronouncements applicable to the Company were issued or became effective:

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

•                  On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 amends FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Examples of non-financial assets for the Company include goodwill and intangible assets associated with acquisitions. FSP 157-2 defers the effective date of SFAS 157 for items within its scope to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

•                  The Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) as of January 1, 2008.  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on instruments for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The objective of the Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The Company has not elected the fair value option for any financial assets or liabilities previously reported at cost.

•                  FASB Staff Position, (“FSP”) FIN 39-1, which amends certain aspects of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (“FIN 39”) became effective for the Company on January 1, 2008.  The FSP amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts, including amounts that approximate fair value, recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  Derivative instruments permitted to be netted for the purposes of the FSP include those instruments that meet the definition of a derivative in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, including those that are not included in the scope of SFAS 133.  The FSP only impacts the presentation of the derivative’s fair value and the related collateral on the balance sheet. From time to time the Company may require or accept cash collateral, but as of June 30, 2008 the Company did not have any cash collateral receivables and payables with the same counterparty that could be offset.  The FSP is not expected to have any impact on the Company’s financial statements in the future as the Company does not expect to have any cash collateral receivables and payables with the same counterparty that could be offset.

•                  EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”, that became effective for the Company on January 1, 2008, provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options are to be recognized as an increase to additional paid-in capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards are to be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  The Company previously recognized tax benefits associated with dividend payments on unvested shares as a reduction of income tax expense. The change in accounting for these tax benefits under the EITF did not have a significant impact on the Company’s financial statements.

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

•                  On April 25, 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, when the underlying arrangement includes renewal or extension terms. FSP 142-3 permits an entity to use its own assumptions, based on its historical experience, about the renewal or extension of an arrangement to determine the useful life of an intangible asset.  These assumptions are to be adjusted for the entity-specific factors detailed in SFAS 142. FSP 142-3 is effective on a prospective basis for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of FSP 142-3 to have a significant impact on its consolidated financial statements.

•                  In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 becomes effective 60 days following approval from the Securities and Exchange Commission, (“SEC”) of the Public Company Accounting Oversight Board, (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  SFAS 162 is not expected to result in a change in the Company’s financial reporting practices.

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

Valuation Techniques

Securities

Fair values for U.S. Treasury securities, marketable equity securities and trading securities, with the exception of agency securities held in the trading account, are based on quoted market prices. Securities with fair values based on quoted market prices are classified in Level 1 of the fair value hierarchy. Level 2 securities include the Company’s portfolio of Federal agency, mortgage-backed, state and municipal securities for which fair values are calculated with models using quoted prices and other inputs directly or indirectly observable for the asset or liability.  Prices for 99 percent of these securities are obtained through a third-party valuation source. Management reviewed the valuation techniques and assumptions used by the provider and determined that the provider utilizes widely accepted valuation techniques based on observable market inputs appropriate for the type of security being measured.  Prices for the remaining securities are obtained from dealer quotes.  Securities classified in Level 3 are collateralized debt obligation instruments.  Fair values for these securities are obtained from dealer quotes based on discounted cash flow models.  Certain assumptions used in the dealers’ models are not observable in the market.

Loans

The Company does not record loans at fair value with the exception of impaired loans which are measured for impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”).  Under SFAS 114, loans measured for impairment based on the fair value of collateral or observable market prices are within the scope of SFAS 157.  Loans reported at fair value in the table below were measured for impairment by valuing the underlying collateral based on third-party appraisals. These loans are classified in Level 2 of the fair value hierarchy.

Derivatives

The Company uses interest rate swaps to manage its interest rate risk. The fair value of these swaps is obtained through third-party valuation sources that use conventional valuation algorithms.  The pricing model is a discounted cash flow model that relies on inputs, such as interest rate futures, from highly liquid and active markets. The Company also enters into interest rate risk protection products with certain clients. These contracts are offset by paired trades with derivative dealers. The fair value of these derivatives is obtained from a third-party valuation source that uses conventional valuation algorithms.

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

The fair value of foreign exchange options and transactions are derived from market spot and/or forward foreign exchange rates and are classified in Level 1 of the fair value hierarchy.

Other Real Estate Owned

The fair value of OREO is based on third-party appraisals of the properties performed in accordance with professional appraisal standards and Bank regulatory requirements under FIRREA. Appraisals are reviewed and approved by the Company’s appraisal department.  OREO is classified in Level 2 of the fair value hierarchy.

The Company records securities available-for-sale, trading securities and derivative contracts at fair value on a recurring basis.  Certain other assets such as impaired loans and OREO are recorded at fair value on a nonrecurring basis.  Nonrecurring fair value measurements typically involve assets that are evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.  A distribution of asset and liability fair values according to the fair value hierarchy at June 30, 2008 is provided in the table below:

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Asset or Liability Measured at Fair Value	June 30, 2008	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
Debt portfolio	$2,178,926	$55,793	$2,123,133	$—
Other equity securities	124,056	72,286	22,667	29,103
Trading account securities	204,825	184,393	20,432	—
Mark-to-market derivatives (1)	18,227	2,920	15,307
Total assets at fair value	$2,526,034	$315,392	$2,181,539	$29,103

Liabilities
Mark-to-market derivatives (2)	$5,457	$3,215	$2,242	$—
Total liabilities at fair value	$5,457	$3,215	$2,242	$—

Measured on a Nonrecurring Basis
Assets
Colleral dependent impaired loans (3)	$55,884	$—	$55,884	$—
Other real estate owned (4)	9,765	—	9,765	—
Total assets at fair value	$65,649	$—	$65,649	$—

(1)  Reported in Other assets in the Consolidated Balance Sheet.

(2)  Reported in Other liabilities in the Consolidated Balance Sheet.

(3) Impaired loans for which fair value was calculated using the collateral valuation method.

(4)  OREO balance of $9,113 included in the Consolidated Balance Sheet is net of estimated disposal costs.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table. There were no purchases or sales of Level 3 assets during the period. As part of the regular quarterly review of assets, management determined that the CDOs in the Company’s investment portfolio should be classified as level 3 assets. The classification as Level 3 is based on limited market liquidity for these securities, and that certain inputs to the valuation model used to determine the fair value of CDOs may not be directly observable in the markets.  Unrealized gains and losses on Level 3 assets are reported as a component of other comprehensive income in the consolidated balance sheet.

Level 3 Assets Measured on a Recurring Basis

(Dollars in thousands)	Securities Available-for-Sale
Balance of recurring Level 3 assets at January 1, 2008	$32,977
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	(1,652)
Purchases, sales, issuances and settlements, net	(2,222)
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets at June 30, 2008	$29,103

FSP 157-2 issued on February 12, 2008, amends SFAS 157, to delay its effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, the Company’s goodwill and customer-relationship intangibles will be subject to the provisions of SFAS 157 effective January 1, 2009.

6.                  Investment Securities – Securities are classified based on management’s intention on the date of purchase. All securities other than trading securities are classified as available-for-sale and are valued at fair value.  Unrealized gains or losses on securities available-for-sale are excluded from net income but are included as separate components of other comprehensive income, net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities.  For most of the Company’s investments, fair values are determined based upon externally verifiable quoted prices or other observable inputs. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  The Company considers such factors as the length of time and the extent to which the market value has been less than cost and the Company’s intent with regard to the securities in evaluating them for other-than-temporary impairment. The value of securities is reduced when unrealized losses are considered other-than-temporary, and a new cost basis is established for the securities. Any other-than-temporary loss is included in net income. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method.  Trading securities are valued at fair value with any unrealized gains or losses included in net income.

7.                  Shareholders’ Equity - The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act of 1934 during the quarter ended June 30,  2008:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/08 - 04/30/08	30,000		$44.87	30,000	1,340,400
05/01/08 - 05/31/08	—		—	—	1,340,400
06/01/08 - 06/30/08	200,000		$43.35	200,000	1,140,400
	230,000	(1)	$43.55	230,000	1,140,400

(1)             On January 24, 2008, the Company’s Board of Directors authorized the Company to repurchase 1 million additional shares of the Company’s stock following the completion of its previously approved initiative.  Unless terminated earlier by resolution  of our Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  We received no shares in payment for the exercise price of stock options.

On April 23, 2008 the Corporation’s shareholders approved the reservation of an additional 3.5 million shares for issuance under the Corporation’s 2008 Omnibus Plan.  In total there are 4.1 million shares available to be issued under this plan.

Basic earnings per share are based on the weighted average shares of common stock outstanding less unvested restricted shares and units.  Diluted earnings per share give effect to all potential dilutive common shares, which consist of stock options and restricted shares and units that were outstanding during the period, as well as shares that may be issued under our deferred compensation plan.  At June 30, 2008, there were 3,353,706 antidilutive options compared to 279,508 antidilutive options at June 30, 2007.

8.                  Share-Based Compensation - The Company applies FASB Statement No. 123 (revised), Share-Based Payment, (“SFAS 123R”) in accounting for stock option plans.  The Company uses a Black-Scholes methodology to determine the stock-based compensation expense for these plans.  On June 30, 2008, the Company had one stock-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  No new awards will be granted under predecessor plans.  A description of the Plan is provided below.  The compensation cost that has been recognized for all share-based awards was $3.7 million and $7.2 million for the three and six-month periods ended June 30, 2008, compared to $3.7 million and $7.1 million for the three and six-month periods ended June 30, 2007.  The Company received $7.0 million and $15.8 million in cash for the exercise of stock options during the six-month periods ended June 30, 2008 and June 30, 2007, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.3 million and $6.2 million for the six months ended June 30, 2008 and 2007, respectively.

Plan Description

The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors.  No grants of performance shares, performance share units, performance units or stock appreciation rights had been made as of June 30, 2008. The purpose of the Plan is to promote the success of the Company by providing an additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interests through equity grants.  Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee.  The participant is entitled to dividends and voting rights for all shares issued even though they are not vested.  Restricted stock awards issued under predecessor plans vest over five years.  The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of service, which may include disability or death.  Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006.  All unexercised options expire 10 years from the grant date.  At June 30, 2008 there were approximately 4.1 million shares available for future grants.

Fair Value

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation methodology that uses the assumptions noted in the following table. The Company evaluates exercise behavior and values options separately for executive and non-executive employees.  Expected volatilities are based on the historical volatility of the Company’s stock.  As of February 2008, the Company began using a 20-year look back period to calculate the volatility factor.  The longer look back period reduces the impact of the recent disruptions in the capital markets, and provides values that management believes are more representative of expected future volatility.  Prior to this date, the Company used a look back period equal to the expected term of the options.  The Company uses historical data to predict option exercise and employee termination behavior.  The expected term of options granted is derived from the historical exercise activity over the past 20 years and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is equal to the dividend yield of the Company’s stock at the time of the grant.

To estimate the fair value of stock option awards, we use the Black-Scholes valuation method, which incorporates the assumptions summarized in the table below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted-average volatility	29.72%	21.06%	29.28%	21.96%
Dividend yield	4.15%	2.55%	3.53%	2.47%
Expected term (in years)	6.50	5.88	6.04	6.11
Risk-free interest rate	4.06%	4.75%	3.97%	4.67%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the six-month periods ended June 30, 2008 and 2007 were $12.48 and $17.23, respectively.  The total intrinsic values of options exercised during the six-month periods ended June 30, 2008 and 2007 were $4.7 million, and $11.5 million, respectively.

A summary of option activity and related information under the Plan for the six-month period ended June 30, 2008 is presented below:

		Weighted	Aggregate	Weighted-Average
	Number of	Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
Options	(000)	Price	($ 000) (1)	Term (Years)

Outstanding at January 1, 2008	4,171	$52.60	$11,769	5.03
Granted	598	54.43	6
Exercised	(222)	31.52	(4,678)
Forfeited or expired	(71)	67.37	(3)
Outstanding at June 30, 2008	4,476	$53.66	$9,416	5.36
Exercisable at June 30, 2008	3,175	$49.13	$9,410	3.94

(1) Includes in-the-money options only

A summary of changes in unvested options and related information for the six-month period ended June 30, 2008 is presented below:

		Weighted-Average
	Number of	Grant-Date
Unvested Options	Options (000)	Fair Value
Unvested at January 1, 2008	1,141	$17.29
Granted	598	12.48
Vested	(379)	17.06
Forfeited	(59)	16.58
Unvested at June 30, 2008	1,301	$15.18

The number of options vested during the six-month period ended June 30, 2008 was 379,495.  The total fair value of options vested during the six-month period ended June 30, 2008 was $6.5 million.

Restricted stock is valued at the closing price of the Company’s stock on the date of award.  During the six-month period ending June 30, 2008, the Compensation, Nominating and Governance Committee (the “Committee”) of the Company’s Board of Directors awarded 169,515 shares of restricted common stock having an intrinsic value of $7.1 million. During the six-month period ending June 30, 2007, the Committee awarded 132,241 shares of restricted common stock having an intrinsic value of $10.1 million. The portion of the market value of the restricted stock related to the current service period was recognized as compensation expense during the six-month periods ending June 30, 2008 and 2007.  The portion of the market value relating to future service periods was recorded as deferred equity compensation and will be amortized over the remaining vesting period. The compensation expense related to restricted stock for the first six months of 2008 was $3.1 million compared to $3.0 million for the same period in 2007. As of June 30, 2008 the unrecognized compensation cost related to restricted shares granted under the plan was $7.4 million. There were 453,773 restricted shares that had not vested as of June 30, 2008.

As of June 30, 2008, there was $25.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.5 years.

9.                  Derivatives and Hedging - As part of its asset and liability management strategies, the Company uses interest-rate swaps to reduce cash flow variability and to moderate changes in the fair value of financial instruments. In accordance with SFAS 133 the Company recognizes derivatives as assets or liabilities on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

In accordance with SFAS 133, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a “fair value hedge” which is a hedge of a recognized asset or liability, (ii) a “cash flow hedge” which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an “undesignated hedge,” a derivative contract not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statement of income.  All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet.  As of June 30, 2008, the Company had derivative contracts with customers with a notional value of $161.1 million that would be considered “undesignated hedges.”   As of June 30, 2007, the Company did not have any undesignated hedges.

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

For fair value hedges, the Company uses interest-rate swaps to hedge the fair value of certain certificates of deposits, subordinated debt and other long-term debt. The certificates of deposit are single maturity, fixed-rate, non-callable, negotiable certificates of deposit that pay interest only at maturity and contain no compounding features.  The certificates cannot be redeemed early without penalty except in the case of the holder’s death. The interest-rate swaps are executed at the time the deposit transactions are negotiated.  The subordinated debt and other long-term debt consists of City National Bank ten-year subordinated with a face value of $150.0 million due on September 1, 2011, and City National Corporation senior notes with a face value of $225.0 million due on February 15, 2013.  Interest-rate swaps are structured so that all key terms of the swaps match those of the underlying deposit or debt transactions, therefore ensuring no hedge ineffectiveness at inception. The Company ensures that the interest-rate swaps meet the requirements for utilizing the short-cut method in accordance with paragraph 68 of SFAS 133 and maintains appropriate documentation for each interest-rate swap.  On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and the hedging counterparties are evaluated to ensure that there are no adverse developments regarding counterparty default, therefore ensuring continuous effectiveness.  For fair value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings, on the same line in the consolidated statement of income as the related hedged item.  For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest rate swaps is recorded as an adjustment to net interest income for the hedged items.

The Company also offers various derivatives products to clients and enters into derivative transactions in due course.  These transactions are not linked to specific Company assets or liabilities in the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting.  They are carried at fair value with changes in fair value recorded as part of Other noninterest income in the income statement.  Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets.  The credit component of the fair value of these derivative contracts is calculated using an internal model.

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

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense.   For the six-month period ended June 30, 2008, the Company accrued approximately $0.3 million in potential interest and penalties associated with uncertain tax positions.   The Company had approximately $9.2 million and $8.9 million of accrued interest and penalties as of June 30, 2008 and December 31, 2007, respectively.

The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions.  The Internal Revenue Service (“IRS”) completed its audits of the Company for the tax years 2002 and 2003 resulting in no material financial statement impact. The Company is currently being audited by the IRS for the years 2006-2007 and by the Franchise Tax Board for the years 1998-2004. The potential financial statement impact, if any, resulting from completion of these audits cannot be determined at this time.

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of June 30, 2008, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

11.     Retirement Plans - The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries.  The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. The Company recorded profit sharing contributions expense of $3.7 million and $8.5 million for the three and six-month periods ended June 30, 2008, compared to $4.2 million and $8.1 million for the three and six-month periods ended June 30, 2007, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) for one of its executive officers.  The SERP meets the definition of a pension plan per FASB Statement No. 87, Employers’ Accounting for Pensions. The Company applies FASB Statement No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), in accounting for the SERP.  At June 30,  2008, there was a $3.6 million unfunded pension liability related to the SERP.  Pension expense for the three and six- month periods ended June 30, 2008 was $0.1 million and $0.2 million, respectively. Pension expense for the same periods of 2007 was $0.2 million and $0.4 million, respectively.

There is also a SERP covering three former executives of the Pacific Bank, which the Company acquired in 2000.  As of June 30, 2008 there was an unfunded pension liability for this SERP of $2.3 million.  Expense for both the three month periods ended June 30, 2008 and 2007 was insignificant.  Expense for both the six-month periods ended June 30, 2008 and 2007 was $0.1 million.

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

13.         Variable Interest Entities - The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing.  The Company evaluates its interest in these entities to determine whether they meet the definition of a variable interest entity (“VIE”) and whether the Company is required to consolidate these entities.  None of the Company’s investments in VIEs met the criteria for consolidation at June 30, 2008, December 31, 2007, or June 30, 2007.  The Company initially records its investment in these entities at cost, which approximates the maximum exposure to loss as a result of its involvement with these unconsolidated entities.  Subsequently, the carrying value is amortized over the stream of available tax credits and benefits.  The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits.  The balance of affordable housing investments was $70.6 million, $73.6 million and $67.2 million at June 30, 2008, December 31, 2007, and June 30,

2007, respectively.  Affordable housing VIEs are included in Affordable housing investments in the consolidated balance sheet with associated income reported in Other noninterest income in the consolidated statement of income.

The Company also has ownership interests in several private equity and alternative investment funds that are variable interest entities.   The Company is not required to consolidate these VIEs.  The Company carries its investment in these entities at cost, which approximates the maximum exposure to loss as a result of its involvement with these entities.  The Company expects to recover its investments over time, primarily through the allocation of fund income or loss, gains or losses on the sale of fund assets or interest income.  The balance in these entities was $31.8 million, $28.4 million and $20.6 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively, and is included in Other assets in the consolidated balance sheet.  Income associated with these investments is reported in Other noninterest income in the consolidated statement of income. The Company reviews these investments at least quarterly for possible other-than-temporary impairment. In addition to the entities described above, Convergent Wealth is the administrative manager of the Barlow Long-Short Equity Fund, a hedge fund that is a variable interest entity.  Convergent Wealth is not required to consolidate this entity.

14.            Minority Interests - The Corporation holds a majority ownership interest in eight investment management and wealth advisory affiliates, an investment affiliate holding company, and a minority interest in one other firm.  In general, the management of each affiliate has a significant minority ownership position in their firm and supervises the day-to-day operations of the affiliate. The Corporation’s investment in each affiliate is governed by operating agreements and other documents which provide the Corporation certain rights, benefits and obligations.  Generally, these affiliate operating agreements direct a percentage of revenue allocable to fund affiliate operating expenses (“operating share”) while the remaining portion of revenue (“distributable revenue”) is allocable to profits to be distributed to the Corporation and other affiliate owners.  The Corporation determines the appropriate method of accounting based upon these agreements and the factors contained therein.  All majority-owned affiliates have met the criteria for consolidation and are accordingly included in the consolidated financial statements.

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

As of June 30, 2008, affiliate minority ownership interests with a redemption value of $30.6 million could be put to the Company over the next 10 years or longer under the put provisions in the affiliate operating agreements.  The terms of the put provisions vary by agreement, but the value of the put is generally based on the application of a growth multiple to distributable revenues. In the event of certain circumstances, including but not limited to death or disability, the parent company may be obligated to purchase some of these shares.  This estimate reflects the maximum obligation to purchase equity interests in the affiliates that may be put to the parent company by affiliate owners exercising their put rights under normal operating circumstances.  The amount and timing of the obligation can be limited by various factors such as our ownership level, first rights of refusal by other minority owners and other factors contained in the affiliate operating agreements.  In extraordinary circumstances, including but not limited to death or disability of affiliate minority owners, the estimated purchase obligations could be accelerated or be greater than the amounts shown.  There are additional affiliate ownership interests held by affiliate minority owners that are not available to be put to the parent company in the normal course of operations, but that the parent company may be required to purchase under certain circumstances, such as death or disability of the minority shareholder.  The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations.

The Bank has two wholly-owned subsidiaries that have issued preferred stock to third-party investors.  In 2001, the Bank formed and funded CN Real Estate Investment Corporation (“CN”), contributing cash and participation interests in certain loans in exchange for 100 percent of the common stock of CN. The net income and assets of CN are eliminated in consolidation for all periods presented.  CN sold 33,933 shares of 8.50 percent Series A Preferred Stock to accredited investors for $3.4 million in 2001, and 6,828 shares of 8.50 percent Series B Preferred Stock for $6.8 million to accredited investors in 2002, both of which are included in Minority interest.  Dividends of $868,811, which are included in Minority interest expense, will be paid in 2008 and were paid in each of the years 2007, 2006 and 2005 on these preferred stock issues.  In 2002, the Bank also converted its former registered investment company to a real estate investment trust called City National Real Estate Investment Corporation II (“CNII”).  The net income and assets of CNII are eliminated in consolidation for all periods presented.  During 2002 and 2003 CNII sold shares of 8.50 percent Series A Preferred Stock to accredited investors for $15.3 million, which is included in Minority Interest.  Dividends of $1,297,780 will be paid in 2008 and were paid in each of the years 2007, 2006 and 2005.  Dividends are included in Minority interest expense.

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

The Other segment includes all other subsidiaries of the Company, the portion of corporate departments, including the Treasury Department and the Asset Liability Funding Center, that have not been allocated to the other segments and inter-segment eliminations for revenue recognized in multiple segments for management reporting purposes.

Business segment earnings are the primary measure of the segment’s performance as evaluated by management.  Business segment earnings include direct revenue and expenses of the segment as well as corporate and inter-unit allocations.  Allocations of corporate expenses, such as data processing and human resources, are calculated based on estimated activity levels for the fiscal year.  Inter-unit support groups, such as Operational Services, are allocated based on actual expenses incurred.  Capital is allocated using a methodology similar to that used for federal regulatory risk-based capital purposes.  If applicable, any provision for credit losses is allocated based on various credit factors, including but not limited to, credit risk ratings, ratings migration, charge-offs and recoveries and loan growth.  Income taxes are charged on unit income at the Company’s overall effective tax rate.

Exposure to market risk is managed in the Company’s Treasury department.  Interest rate risk is removed from the units comprising the Commercial and Private Banking segment to the Funding Center through a fund transfer pricing (“FTP”) model.  The FTP model records a cost of funds or credit for funds using a combination of matched maturity funding for most assets and liabilities and a blended rate based on various maturities for the remaining assets and liabilities.

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

	City National Corporation
	Segment Results
	For the three months ended June 30, 2008
	Commercial and	Wealth		Consolidated
(Dollars in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$157,540	$1,475	$(8,847)	$150,168
Provision for credit losses	35,000	—	—	35,000
Noninterest income	47,325	53,643	(19,504)	81,464
Depreciation and amortization	1,884	525	3,051	5,460
Noninterest expense and minority interest	115,265	35,952	(15,159)	136,058
Income (loss) before income taxes	52,716	18,641	(16,243)	55,114
Provision (benefit) for income taxes	18,438	6,872	(5,680)	19,630
Net income (loss)	$34,278	$11,769	$(10,563)	$35,484

Selected Average Balances:
Loans and leases	$11,974,673	$198	$83,983	$12,058,854
Total Assets	12,266,195	194,791	3,616,170	16,077,156
Deposits	10,757,493	60,005	877,200	11,694,698
Goodwill	327,655	122,057	—	449,712
Customer-relationship intangibles, net	15,040	49,039	—	64,079

	For the three months ended June 30, 2007
	Commercial and	Wealth		Consolidated
(Dollars in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$155,902	$(23)	$(2,975)	$152,904
Provision for credit losses	—	—	—	—
Noninterest income	36,771	49,538	(12,621)	73,688
Depreciation and amortization	1,597	396	3,129	5,122
Noninterest expense and minority interest	105,025	35,212	(12,719)	127,518
Income (loss) before income taxes	86,051	13,907	(6,006)	93,952
Provision (benefit) for income taxes	31,591	5,413	(2,205)	34,799
Net income (loss)	$54,460	$8,494	$(3,801)	$59,153

Selected Average Balances:
Loans and leases	$10,898,571	$6,153	$106,135	$11,010,859
Total Assets	11,307,535	195,194	3,949,753	15,452,482
Deposits	11,316,973	64,249	1,188,712	12,569,934
Goodwill	326,951	60,011	—	386,962
Customer-relationship intangibles, net	21,364	45,294	—	66,658

	City National Corporation
	Segment Results
	For the six months ended June 30, 2008
	Commercial and	Wealth		Consolidated
(Dollars in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$313,316	$2,094	$(17,077)	$298,333
Provision for credit losses	52,000	—	—	52,000
Noninterest income	89,770	108,074	(36,564)	161,280
Depreciation and amortization	3,763	1,068	6,131	10,962
Noninterest expense and minority interest	228,924	74,132	(29,353)	273,703
Income (loss) before income taxes	118,399	34,968	(30,419)	122,948
Provision (benefit) for income taxes	41,150	12,899	(10,572)	43,477
Net income (loss)	$77,249	$22,069	$(19,847)	$79,471

Selected Average Balances:
Loans and leases	$11,796,273	$103	$77,740	$11,874,116
Total Assets	12,094,098	182,619	3,623,614	15,900,331
Deposits	10,708,598	65,430	833,851	11,607,879
Goodwill	328,341	122,669	—	451,010
Customer-relationship intangibles, net	15,756	49,586	—	65,342

	For the six months ended June 30, 2007
	Commercial and	Wealth		Consolidated
(Dollars in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$304,468	$485	$(4,780)	$300,173
Provision for credit losses	—	—	—	—
Noninterest income	71,596	94,014	(25,974)	139,636
Depreciation and amortization	3,157	705	6,260	10,122
Noninterest expense and minority interest	205,523	65,903	(25,118)	246,308
Income (loss) before income taxes	167,384	27,891	(11,896)	183,379
Provision (benefit) for income taxes	61,223	10,811	(4,352)	67,682
Net income	$106,161	$17,080	$(7,544)	$115,697

Selected Average Balances:
Loans and leases	$10,679,057	$3,108	$101,995	$10,784,160
Total Assets	11,079,807	180,021	3,886,289	15,146,117
Deposits	11,017,115	54,870	1,172,944	12,244,929
Goodwill	289,818	48,637	—	338,455
Customer-relationship intangibles, net	16,165	38,962	—	55,127

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			June 30, 2008 from
	June 30,	March 31,	June 30,	March 31,	June 30,
Dollars in thousands, except per share amounts	2008	2008	2007	2008	2007
	(Unaudited)		Unaudited
For The Quarter
Net income	$35,484	$43,987	$59,153	(19)%	(40)%
Net income per common share, basic	0.74	0.92	1.22	(20)	(39)
Net income per common share, diluted	0.73	0.91	1.19	(20)	(39)
Dividends per common share	0.48	0.48	0.46	0	4

At Quarter End
Assets	$16,339,258	$15,934,032	$15,795,996	3	3
Securities	2,507,807	2,510,611	2,914,822	(0)	(14)
Loans and leases	12,178,330	11,754,865	11,018,834	4	11
Deposits	11,896,337	11,792,369	13,130,405	1	(9)
Shareholders’ equity	1,667,647	1,682,328	1,621,350	(1)	3
Book value per common share	34.90	35.14	33.20	(1)	5

Average Balances
Assets	$16,077,156	$15,723,474	$15,452,482	2	4
Securities	2,453,162	2,524,284	2,943,922	(3)	(17)
Loans and leases	12,058,854	11,689,378	11,010,859	3	10
Deposits	11,694,698	11,521,061	12,569,934	2	(7)
Shareholders’ equity	1,694,520	1,690,837	1,603,738	0	6

Selected Ratios
Return on average assets (annualized)	0.89%	1.13%	1.54%	(21)	(42)
Return on average shareholders’ equity (annualized)	8.42	10.46	14.79	(20)	(43)
Corporation’s tier 1 leverage	7.89	8.06	7.97	(2)	(1)
Corporation’s tier 1 risk-based capital	9.28	9.51	9.82	(2)	(5)
Corporation’s total risk-based capital	11.21	11.46	12.28	(2)	(9)
Period-end shareholders’ equity to period-end assets	10.21	10.56	10.26	(3)	(0)
Dividend payout ratio, per share	65.40	52.75	38.22	24	71
Net interest margin	4.23	4.26	4.46	(1)	(5)
Efficiency ratio (1)	60.13	61.95	57.69	(3)	4

Asset Quality Ratios
Nonaccrual loans to total loans and leases	0.87%	0.97%	0.20%	(10)	335
Nonaccrual loans and OREO to total loans and OREO	0.95	1.00	0.20	(5)	375
Allowance for loan and lease losses to total loans and leases	1.52	1.43	1.43	6	6
Allowance for loan and lease losses to nonaccrual loans	174.30	148.10	707.58	18	(75)
Net charge-offs to average loans and leases (annualized)	(0.63)	(0.42)	(0.08)	50	688

At Quarter End
Assets under management (2)	$33,834,281	$35,884,765	$35,849,921	(6)	(6)
Assets under management or administration (2)	53,509,662	55,854,651	57,328,627	(4)	(7)

(1) The efficiency ratio is defined as noninterest expense excluding OREO expense divided by total revenue (net interest income on a taxable-equivalent basis and noninterest income).

(2) Excludes $9.0 billion, $10.1 billion, and $10.5 billion of assets under management for the asset manager in which the Company holds a minority ownership interest as of June 30, 2008, March 31, 2008, and June 30, 2007, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” below relating to “forward-looking” statements included in this report.

RESULTS OF OPERATIONS

Critical Accounting Policies

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles. The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified seven policies as being critical because they require management to make estimates, assumptions and judgments that affect the reported amount of assets and liabilities, contingent assets and liabilities, and revenues and expenses included in the consolidated financial statements.  Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.  The Company’s critical accounting policies include those that address the accounting for securities, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, stock-based compensation plans, goodwill and other intangible assets, derivatives and hedging activities, income taxes, and the valuation of financial assets and liabilities reported at fair value.  The Company has not made any significant changes in its critical accounting policies or its estimates and assumptions from those disclosed in its 2007 Annual Report other than the adoption of SFAS 157 effective January 1, 2008. The Company has revised certain assumptions related to the adoption of SFAS 157 as discussed below and in Note 5 to these consolidated financial statements.

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

There were several new accounting pronouncements in the first six months of 2008.  See Note 4 of the Notes to The Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to The Consolidated Financial Statements in the Company’s Form 10-K as of December 31, 2007 for further details.  The Company does not anticipate these pronouncements will have a significant impact on its financial statements.

Overview

The Company recorded net income of $35.5 million, or $0.73 per share, for the second quarter of 2008, despite lower short-term interest rates, challenging economic conditions, higher credit costs and a housing market that continues to worsen.  In the second quarter of 2008, loans and noninterest income grew again at double-digit rates, and the Company remained well-capitalized.  The Company earned $1.19 per share in the second quarter of 2007, and $0.91 per share in the first quarter of 2008.  City National Bank does not make subprime residential mortgage loans, nor does the Company hold any subprime loans or subprime collateralized debt obligations in its loan or securities portfolios.  The Company has seen weakness in its secured and unsecured loans to homebuilders.  However, these loans amount to $559 million, or 5 percent of the Company’s $12.2 billion loan and lease portfolio at June 30, 2008.  Substantially all of these residential construction loans to homebuilders have a guarantor or other credit enhancement support.  The bank is actively managing each homebuilder loan to ensure that appropriate steps are taken to mitigate risks and loss exposure.

Highlights

•                  Revenue of $232 million represented a 2 percent increase from the second quarter of 2007.

•                  Average loans and leases for the second quarter of 2008 grew to $12.1 billion, up 10 percent from the second quarter of 2007.

•                  Average core deposits were stable as compared with the second quarter of 2007 and up 4 percent from the first quarter of 2008.

•                  Second-quarter 2008 net income reflects a $35 million provision for credit losses. The provision reflects management’s assessment of the current credit environment and was significantly influenced by current period net charge-offs, the level of criticized assets and, to a lessor extent, loan growth.  This provision adds $17 million to the Company’s allowance for loan and lease losses.  At June 30, 2008 the Company’s allowance for loan and lease losses was $185.1 million, or 1.52 percent of total loans and leases, compared to $168.3 million, or 1.43 percent of total loans and leases, at the end of the first quarter of 2008.  Total nonperforming assets were $115.3 million, down from $117.4 million at March 31, 2008.  The Company made no provision for credit losses in the second quarter of 2007.

•                  The Company’s net interest margin averaged 4.23 percent in the second quarter of 2008, compared to 4.26 percent in the first quarter of 2008, and 4.46 percent in the second quarter of 2007.

•                  Noninterest income totaled $81.5 million, up 11 percent from the second quarter of last year due to fee revenue generated by wealth management, international banking and cash management services.  At June 30, 2008, noninterest income accounted for 35 percent of City National’s total revenue.

•                  The Company remained well capitalized.  Its period-end ratio of equity-to-total assets at June 30, 2008 was 10.21 percent, compared to 10.26 percent at June 30, 2007 and 10.56 percent at March 31, 2008.

Outlook

As disclosed in the Company’s press release on second-quarter earnings, the Company expects 2008 to be a profitable year, with earnings per share of between $3.15 and $3.40.

The Company’s credit reserves and capital position are strong.

Net Interest Income

Fully taxable-equivalent net interest income totaled $153.3 million for the second quarter of 2008, compared to $156.2 million for the same period last year and $151.3 million in the first quarter of 2008.

	For the three months ended			For the three
	June 30,		%	months ended	%
Dollars in millions	2008	2007	Change	March 31, 2008	Change
Average Loans	$12,058.9	$11,010.9	10	$11,689.4	3
Average Total Securities	2,453.2	2,943.9	(17)	2,524.3	(3)
Average Earning Assets	14,694.6	14,128.3	4	14,371.3	2
Average Deposits	11,694.7	12,569.9	(7)	11,521.1	2
Average Core Deposits	10,551.3	10,503.4	0	10,192.6	4
Fully Taxable-Equivalent
Net Interest Income	153.3	156.2	(2)	151.3	1
Net Interest Margin	4.23%	4.46%	(5)	4.26%	(1)

The Company’s yield on earning assets for the second quarter of 2008 was 5.42 percent down from 5.93 percent in the first quarter of 2008 and 6.53 percent in the second quarter of 2007.  The bank’s prime rate was 5.00 percent on June 30, 2008, down from 7.25 percent at December 31, 2007 and 8.25 percent on June 30, 2007.  The net interest margin for the second quarter of 2008 was 4.23 percent, compared to 4.26 percent and 4.46 percent for the quarters ended  March 31, 2008 and June 30, 2007, respectively.  This decline was attributable primarily to short-term interest rate reductions, average loan and lease growth and lower average demand deposits.

Second-quarter average loan and lease balances reached $12.1 billion, an increase of 10 percent over the same period last year and 3 percent from the first quarter of 2008.  The commercial loan portfolio grew 9 percent over the second quarter of 2007 and 5 percent from the first quarter of 2008.  Residential mortgage loans increased 10 percent from the second quarter of last year and 3 percent from the first quarter of 2008.  Commercial real estate mortgage loans were 4 percent and 2 percent higher than the second quarter of 2007 and first quarter of 2008, respectively.  Real estate construction loans outstanding increased 19 percent from the same period a year ago and did not change significantly from the first quarter of 2008.

The Company’s average deposits totaled $11.7 billion in the second quarter of 2008, a 7 percent decrease from the second quarter of 2007 due to a planned runoff of higher-cost time deposits, and a 2 percent increase from the first quarter of 2008 due to seasonal variations.

As part of its long-standing asset and liability management strategies, the Company uses “plain vanilla” interest rate swaps to hedge loans, deposits, and borrowings.  The notional value of these swaps was $0.9 billion at June 30, 2008, down from $1.1 billion at June 30, 2007, and unchanged from December 31, 2007.  The following table presents the impact of fair value and cash-flow hedges on net interest income:

	Second Quarter	Fourth Quarter	Second Quarter
(Dollars in millions)	2008	2007	2007
Fair Value Hedges	$1.0	$0.0	$(0.0)
Cash Flow Hedges	1.5	(0.1)	(1.5)
Total	$2.5	$(0.1)	$(1.5)

Recent decreases in interest rates are expected to reduce interest income on variable rate loans.  This reduction will be partially offset by the income from existing swaps qualifying as cash flow hedges.  The net interest accrual on these swaps over the next 12 months is projected to be $3.0 million based on current market conditions.  Both the income for the quarter and the projected income for the next 12 months should be viewed in context with the benefit the Company has received from increases in interest rates in the past and the decline in income the Company will experience from decreases in interest rates.

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.  The following table presents the components of net interest income on a fully taxable-equivalent basis for the three and six month periods ended June 30, 2008 and 2007.

Net Interest Income Summary

	For the three months ended			For the three months ended
	June 30, 2008			June 30, 2007
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,675,080	$61,606	5.30%	$4,274,653	$78,495	7.37%
Commercial real estate mortgages	2,009,201	32,490	6.50	1,932,492	35,483	7.36
Residential mortgages	3,271,150	45,591	5.57	2,974,866	40,817	5.49
Real estate construction	1,469,469	19,856	5.43	1,233,667	27,308	8.88
Equity lines of credit	470,365	5,208	4.45	404,318	7,769	7.71
Installment	163,589	2,390	5.88	190,863	3,574	7.51
Total loans and leases (3)	12,058,854	167,141	5.57	11,010,859	193,446	7.05
Due from banks - interest-bearing	94,843	528	2.24	89,463	535	2.40
Federal funds sold and securities
purchased under resale agreements	9,216	58	2.54	24,313	319	5.27
Securities available-for-sale	2,351,412	28,738	4.89	2,871,725	33,906	4.72
Trading account securities	101,750	416	1.65	72,197	942	5.23
Other interest-earning assets	78,502	1,024	5.25	59,752	948	6.36
Total interest-earning assets	14,694,577	197,905	5.42	14,128,309	230,096	6.53
Allowance for loan and lease losses	(163,161)			(162,022)
Cash and due from banks	386,449			444,779
Other non-earning assets	1,159,291			1,041,416
Total assets	$16,077,156			$15,452,482

Liabilities and Shareholders’ Equity
Interest-bearing deposits (2)
Interest checking accounts	$866,959	$1,511	0.70%	$803,839	$1,114	0.56%
Money market accounts	3,737,960	15,830	1.70	3,720,691	28,763	3.10
Savings deposits	132,972	92	0.28	148,860	180	0.48
Time deposits - under $100,000	207,427	1,490	2.89	274,079	2,591	3.79
Time deposits - $100,000 and over	1,143,356	8,368	2.94	2,066,534	24,786	4.81
Total interest-bearing deposits	6,088,674	27,291	1.80	7,014,003	57,434	3.28

Federal funds purchased and securities sold under repurchase agreements	1,262,681	7,612	2.42	486,192	6,190	5.11
Other borrowings	1,193,360	8,636	2.91	611,824	9,297	6.09
Total interest-bearing liabilities	8,544,715	43,539	2.05	8,112,019	72,921	3.61
Noninterest-bearing deposits	5,606,024			5,555,931
Other liabilities	231,897			180,794
Shareholders’ equity	1,694,520			1,603,738
Total liabilities and shareholders’ equity	$16,077,156			$15,452,482
Net interest spread			3.37%			2.92%
Fully taxable-equivalent net interest and dividend income		$154,366			$157,175
Net interest margin			4.23%			4.46%
Less: Dividend income included in other income		1,024			948
Fully taxable-equivalent net interest income		$153,342			$156,227

(1)	Net interest income is presented on a fully taxable-equivalent basis.
(2)	Certain prior period balances have been reclassified to conform to the current period presentation.
(3)	Includes average nonaccrual loans of $109,652 and $22,753 for 2008 and 2007, respectively.
(4)	Loan income includes loan fees of $4,119 and $4,407 for 2008 and 2007, respectively.

Net Interest Income Summary

	For the six months ended			For the six months ended
	June 30, 2008			June 30, 2007
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans
Commercial	$4,565,364	$131,150	5.78%	$4,210,470	$152,646	7.31%
Commercial real estate mortgages	1,992,366	66,073	6.67	1,846,087	67,523	7.38
Residential mortgages	3,224,993	90,147	5.59	2,930,323	79,791	5.45
Real estate construction	1,466,885	43,419	5.95	1,207,268	52,734	8.81
Equity lines of credit	454,330	11,370	5.03	399,164	15,400	7.78
Installment	170,178	5,242	6.19	190,848	7,168	7.57
Total loans and leases (3)	11,874,116	347,401	5.88	10,784,160	375,262	7.02
Due from banks - interest-bearing	86,501	1,051	2.44	80,994	1,016	2.53
Federal funds sold and securities purchased under resale agreements	8,447	122	2.90	19,114	503	5.30
Securities available-for-sale	2,398,702	58,137	4.85	2,893,731	68,166	4.71
Trading account securities	90,021	1,022	2.28	63,286	1,757	5.60
Other interest-earning assets	75,166	2,050	5.48	53,932	1,654	6.19
Total interest-earning assets	14,532,953	409,783	5.67	13,895,217	448,358	6.51
Allowance for loan and lease losses	(163,924)			(159,738)
Cash and due from banks	382,752			433,733
Other non-earning assets	1,148,550			976,905
Total assets	$15,900,331			$15,146,117

Liabilities and Shareholders’ Equity
Interest-bearing deposits (2)
Interest checking accounts	$844,924	$2,924	0.70%	$776,616	$1,995	0.52%
Money market accounts	3,674,404	38,013	2.08	3,570,873	53,894	3.04
Savings deposits	133,775	214	0.32	151,853	359	0.48
Time deposits - under $100,000	213,823	3,427	3.22	253,113	4,934	3.93
Time deposits - $100,000 and over	1,235,931	21,543	3.51	1,969,555	46,576	4.77
Total interest-bearing deposits	6,102,857	66,121	2.18	6,722,010	107,758	3.23

Federal funds purchased and securities sold under repurchase agreements	1,201,929	17,242	2.88	533,673	13,746	5.19
Other borrowings	1,156,194	19,763	3.44	605,675	18,389	6.12
Total interest-bearing liabilities	8,460,980	103,126	2.45	7,861,358	139,893	3.59
Noninterest-bearing deposits	5,505,022			5,522,919
Other liabilities	241,634			200,401
Shareholders’ equity	1,692,695			1,561,439
Total liabilities and shareholders’ equity	$15,900,331			$15,146,117
Net interest spread			3.22%			2.92%
Fully taxable-equivalent net interest and dividend income		$306,657			$308,465
Net interest margin			4.24%			4.48%
Less: Dividend income included in other income		2,049			1,654
Fully taxable-equivalent net interest income		$304,608			$306,811

(1)	Net interest income is presented on a fully taxable-equivalent basis.
(2)	Certain prior period balances have been reclassified to conform to the current period presentation.
(3)	Includes average nonaccrual loans of $104,673 and $21,969 for 2008 and 2007, respectively.
(4)	Loan income includes loan fees of $8,816 and $8,283 for 2008 and 2007, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities.  The following table shows changes in net interest income on a fully taxable-equivalent basis between the second quarter and first three and six months of 2008 and 2007, as well as between the second quarter and first three and six months of 2007 and 2006.

Changes In Net Interest Income

	For the three months ended June 30			For the three months ended June 30
	2008 vs. 2007			2007 vs. 2006
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans and leases	$17,110	$(43,415)	$(26,305)	$17,102	$8,719	$25,821
Securities available-for-sale	(6,339)	1,171	(5,168)	(7,647)	1,368	(6,279)
Due from banks - interest-bearing	31	(37)	(6)	250	38	288
Trading account securities	285	(811)	(526)	288	(203)	85
Federal funds sold and securities purchased under resale agreements	(142)	(119)	(261)	(341)	58	(283)
Other interest-earning assets	262	(186)	76	199	124	323
Total interest-earning assets	11,207	(43,397)	(32,190)	9,851	10,104	19,955
Interest paid on:
Interest checking deposits	95	302	397	33	569	602
Money market deposits	132	(13,066)	(12,934)	2,138	8,848	10,986
Savings deposits	(18)	(69)	(87)	(25)	43	18
Time deposits	(9,295)	(8,224)	(17,519)	5,650	3,651	9,301
Other borrowings	12,020	(11,260)	760	(1,366)	1,174	(192)
Total interest-bearing liabilities	2,934	(32,317)	(29,383)	6,430	14,285	20,715
	$8,273	$(11,080)	$(2,807)	$3,421	$(4,181)	$(760)

	For the six months ended June 30,			For the six months ended June 30,
	2008 vs. 2007			2007 vs. 2006
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans and leases	$36,149	$(64,008)	$(27,859)	$32,987	$18,111	$51,098
Securities available-for-sale	(11,972)	1,944	(10,028)	(19,448)	3,544	(15,904)
Due from banks - interest-bearing	70	(36)	34	405	208	613
Trading account securities	562	(1,297)	(735)	424	(93)	331
Federal funds sold and securities purchased under resale agreements	(211)	(170)	(381)	(329)	88	(241)
Other interest-earning assets	601	(205)	396	207	219	426
Total interest-earning assets	25,199	(63,772)	(38,573)	14,246	22,077	36,323
Interest paid on:
Interest checking deposits	189	741	930	(8)	1,040	1,032
Money market deposits	1,527	(17,408)	(15,881)	2,080	18,929	21,009
Savings deposits	(38)	(107)	(145)	(50)	84	34
Time deposits	(15,207)	(11,486)	(26,693)	12,452	9,251	21,703
Other borrowings	23,654	(18,784)	4,870	(6,338)	4,461	(1,877)
Total interest-bearing liabilities	10,125	(47,044)	(36,919)	8,136	33,765	41,901
	$15,074	$(16,728)	$(1,654)	$6,110	$(11,688)	$(5,578)

The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

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

The Company recorded a $35 million provision for credit losses in the quarter ended June 30, 2008.  The provision for credit losses primarily reflects management’s ongoing assessment of the current credit environment and was significantly influenced by current period net charge-offs, the level of criticized assets, and to a lessor extent, growth in loans and leases and credit commitments.  For the three months ended June 30, 2008, December 31, 2007, and June 30, 2007, net charge-offs totaled $18.9 million, $3.9 million, and $2.3 million, respectively.  For these same periods, nonaccrual loans at period end totaled $106.2 million, $75.6 million, and $22.3 million, respectively.

Noninterest Income

Second-quarter 2008 noninterest income of $81.5 million was 11 percent higher than the second quarter of 2007 due primarily to continuing growth of the Company’s wealth management, international and cash management revenues.  Excluding the acquisition of Convergent Wealth Advisors (“Convergent Wealth”), second quarter noninterest income grew 6 percent from the same period last year.  Noninterest income was 35 percent of total revenue in the second quarter of 2008, compared to 33 percent for the second quarter of 2007 and 35 percent for the first quarter of 2008.

Wealth Management

Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services.  A portion of these fees are based on the market valuations of client assets managed, administered or held in custody. Changes in market values are reflected in fee income primarily on a trailing-quarter basis. The remaining portion of these fees, such as those for estate and financial planning services, is based on the specific service provided or may be fixed fees. Trust and investment fees decreased 2 percent over the second quarter of 2007, primarily due to general market conditions.

Assets under management include assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from it clients. Assets under administration are assets the Company holds in a fiduciary capacity or for which it provides non-advisory services. Assets under direct management fell 6 percent from the same period last year, largely as the result of general market conditions and in part to an anticipated shift of funds by the former owner of City National’s institutional asset management affiliate to its in-house investment manager.  Not including the acquisition of Convergent Wealth the Company’s trust and investment fee income in the second quarter of 2008 decreased 15 percent from the same period last year.

	At or for the			At or for the
	three months ended			three months
	June 30,		%	ended	%
Dollars in millions	2008	2007	Change	March 31, 2008	Change

Trust and Investment Fee Revenue	$34.2	$34.8	(2)	$36.3	(6)
Brokerage and Mutual Fund Fees	18.7	14.0	34	17.4	7
Assets Under Management (1)	33,834.3	35,849.9	(6)	35,884.8	(6)
Total Assets Under Management
or Administration (1)	53,509.7	57,328.6	(7)	55,854.7	(4)

(1)

Excludes $9.0 billion, $10.5 billion, and $10.1 billion of assets under management for an asset manager in which City National held a minority ownership interest as of June 30, 2008, June 30, 2007, and March 31, 2008, respectively.

Other Noninterest Income

Cash management and deposit transaction fees for the second quarter of 2008 grew 44 percent from the same period last year and 10 percent from the first quarter of 2008, due largely to the addition of new clients, the sale of additional services to existing clients and a decline in the earnings credit rate on compensating deposit balances, thus increasing fee income.

International service fees for the second quarter of 2008 grew 8 percent from the same period last year reflecting increased demand for both foreign exchange services and letters of credit, and increased 6 percent from the first quarter of 2008.  International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection and other fee income.  International services fees are recognized when earned, except for the fees on commercial and standby letters of credit, which are generally deferred and recognized in income over the terms of the letters of credit.

Other service charges and fees for the second quarter of 2008 amounted to $8.2 million, up $0.9 million or 13 percent, from the same period one year ago.  These fees were up $2.6 million or 46 percent from the first quarter of 2008 primarily due to higher debit and credit card fees, higher miscellaneous loan fees and a $1.1 million correction of prior period income on wealth management securities held in inventory.

Noninterest and Minority Interest Expense

Second-quarter 2008 noninterest and minority interest expense amounted to $141.5 million, up 7 percent from the same period last year but down 1 percent from the first quarter of 2008.  The increase from last year was due in part to $1.4 million of additional expense for FDIC assessments.  Excluding the higher FDIC assessments, the Company’s second quarter 2008 noninterest expense grew 5.6 percent from the same period last year.

Staffing expenses for the quarter amounted to $87.5 million, up 8 percent from one year ago, as a result of the acquisition of Convergent Wealth, salary increases and higher stock-based compensation expense.  Excluding Convergent Wealth, staffing expenses are up 6 percent over the same period last year.  Staffing expenses were down 3 percent from the first quarter of 2008.

Legal and professional fees fell 12 percent from the second quarter of 2007 and the first quarter of 2008, due to lower litigation expenses and customer-related professional fees.

Minority interest expense consists of preferred stock dividends paid by the Bank’s real estate investment trust subsidiaries as well as the minority ownership share of the earnings of the Corporation’s majority-owned investment advisory affiliates.  See Note 14 to the Unaudited Financial Statements for additional information about minority interest expense.

The Company’s second-quarter efficiency ratio was 60.13 percent compared with 57.69 percent for the second quarter of 2007, and 61.95 percent for the first quarter of 2008.  The increase from the second quarter of 2007 was due primarily to the continued expansion of the Bank’s fee-based businesses, including the acquisition of Convergent Wealth.

Share-Based Compensation Expense

The Company applies SFAS 123R in accounting for stock option plans.  A Black-Scholes valuation methodology is used to determine the fair value of options granted.

The compensation cost charged against income for all share-based awards was $3.7 million and $7.2 million for the three and six-month periods ended June 30, 2008, compared to $3.7 million and $7.1 million for the three and six-month periods ended June 30, 2007, respectively.  The Company received $7.0 million and $15.8 million in cash from the exercise of stock options during the six months ended June 30, 2008 and June 30, 2007, respectively.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $1.3 million and $6.2 million for the six months ended June 30, 2008 and 2007, respectively.   See Note 8 to the Unaudited Financial Statements for a description of the stock option plan and method of estimating the fair value of option awards.

As of June 30, 2008 there was $25.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.5 years.  The total number of shares vested during the six months ended June 30, 2008 was 379,495.

Segment Results

Our reportable segments are Commercial and Private Banking, Wealth Management and Other.  For a more complete description of our segments, including summary financial information, see Note 15 to the Unaudited Financial Statements.

Commercial and Private Banking

Net income of $34.3 million in the second quarter of 2008 for the Commercial and Private Banking segment decreased $20.2 million, or 37 percent, from the $54.5 million for the second quarter of 2007 primarily as a result of the $35 million provision for credit losses.  For the first six months of 2008, net income decreased to $77.2 million, a decline of 27 percent compared to the same period in 2007. The decrease is due to the provision for credit losses in 2008.  Total revenue of $204.9 million for the second quarter of 2008 increased 6 percent over the second quarter of 2007. Year-to-date revenue for the segment increased 7 percent to $403.1 million compared to the prior year.  The increase in revenue for the quarter and year-to-date compared with the prior year periods was driven by strong loan growth, primarily in commercial and industrial and residential mortgage loans, lower deposit costs and increases in fee income.   Average loans were $12.0 billion in the second quarter of 2008, up 10 percent from $10.9 billion in the second quarter of 2007.  Average deposits were $10.8 billion in the second quarter of 2008, a decrease of 5 percent from the same period last year.  Noninterest income increased 29 percent in the second quarter of 2008 compared to the second quarter of 2007, and 25 percent for the first six months of 2008 compared to the same period of 2007. The increase is  primarily due to higher cash management and deposit transaction fees and higher international services fees.  Noninterest expense, including depreciation, was $10.5 million, or 10 percent, higher for the three months ended June 30, 2008 compared to the same period in 2007.  Year-to-date noninterest expense was $24.0 million, or 11 percent higher in 2008 than in 2007.

Wealth Management

The Wealth Management segment had net income of $11.8 million in the second quarter of 2008 an increase of $3.3 million, or 39 percent, from the $8.5 million recorded in second quarter of 2007.  Net income increased to $22.1 million for the six months ended June 30, 2008, compared to $17.1 million for the same period in 2007. Total revenue of $55.1 million and $110.2 million for the three and six-months ended June 30, 2008, increased by 11 percent and 17 percent over the comparable periods in 2007.  Noninterest expense, including depreciation, was $0.9 million, or 2 percent, higher during the second quarter of 2008 compared to the second quarter of 2007.  Year-to-date noninterest expense was $8.6 million, or 13 percent, higher in 2008 than in 2007.  The increase in revenue and noninterest expense for the quarter and year-to-date is due to the acquisition of Convergent Wealth.

Other

Total revenue for the Other segment declined $12.8 million, or 82 percent, in the second quarter of 2008, compared to the prior year. Year-to-date, total revenue declined $22.9 million, or 74 percent from the prior year. Net income for the

Other segment decreased $6.8 million for the second quarter of 2008 compared to the second quarter of 2007, and $12.3 million, for the six months ended June 30, 2008, compared to the same period in 2007.  The declines are related to higher net funding costs in the Asset Liability Funding Center and an increase in inter-segment revenue, which is eliminated in this segment.

Income Taxes

The effective tax rate for the second quarter of 2008 was 35.6 percent, compared to 37.0 percent in the second quarter of last year.  The effective tax rate for the first six months of 2008 was 35.4 percent compared to 36.9 percent for the same period in 2007. The lower effective tax rate for second-quarter 2008 is attributable to a decrease in pretax income along with a disproportionate decrease in permanent tax benefits. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including  tax benefits from investments in affordable housing partnerships and tax-exempt income on municipal bonds and bank-owned life insurance.

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense.  For the six-month period ended June 30, 2008, the Company recognized approximately $261,000 in interest and penalties.  The Company had approximately $9.2 million and $8.9 million of accrued interest and penalties as of June 30, 2008 and December 31, 2007, respectively.

The  Internal Revenue Service (“IRS”) has completed its audits of the Company for the years 2002-2003 resulting in no material financial statement impact.  The Company is currently being audited by the IRS for the years 2006-2007 and by the Franchise Tax Board for the years 1998-2004.   The potential financial statement impact, if any, resulting from the completion of the audits is not determinable at this time.

BALANCE SHEET ANALYSIS

Total assets were $16.3 billion at June 30, 2008 compared to $15.8 billion at June 30, 2007, and $15.9 billion at March 31, 2008.  Average assets for the second quarter of 2008 were $16.1 billion compared to $15.5 billion for the second quarter of 2007.

Total average interest-earning assets for the second quarter of 2008 were $14.7 billion, compared to $14.1 billion for the second quarter of 2007 and $14.4 billion for the first quarter of 2008.

 Securities

Comparative period-end securities portfolio balances are presented below:

Securities Available-for-Sale

	June 30,		December 31,		June 30,
	2008		2007		2007
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury	$55,753	$55,793	$45,106	$45,228	$69,327	$69,338
Federal Agency	29,927	30,256	50,996	51,042	261,236	258,114
CMOs	984,872	963,002	1,041,692	1,027,439	1,145,737	1,106,344
Mortgage-backed	690,284	675,990	822,193	807,534	927,022	885,195
State and Municipal	378,678	378,569	391,790	395,455	387,430	382,992
Other	82,424	75,316	32,870	31,001	—	—
Total debt securities	2,221,938	2,178,926	2,384,647	2,357,699	2,790,752	2,701,983
Equity securities	127,094	124,056	100,256	104,956	88,984	95,383
Total securities	$2,349,032	$2,302,982	$2,484,903	$2,462,655	$2,879,736	$2,797,366

At June 30, 2008, securities available-for-sale totaled $2.3 billion, a decrease of $0.5 billion from $2.8 billion at June 30, 2007.  At June 30, 2008, the portfolio had a net unrealized loss of $46.1 million compared with net unrealized losses of $22.2 million at December 31, 2007 and $82.4 million at June 30, 2007.  Management has determined that there is no other-than-temporary impairment of securities available-for-sale as of June 30, 2008, as the unrealized losses are due to changes in interest rates and the Company has the ability and intent to hold the securities until their value recovers.  The mortgage-backed securities and collateralized mortgage obligations (“CMOs”) in the Company’s portfolio are all issued by GNMA, FNMA, Freddie Mac or AAA-rated private label issues.

The average duration of total available-for-sale securities at June 30, 2008 was 3.6 years.  This duration compares with 3.4 years at December 31, 2007 and  3.3 years at June 30, 2007.  Duration provides a measure of fair value sensitivity to changes in interest rates.  The average duration is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors.  See “Asset/Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the expected remaining maturities and yields (on a fully taxable-equivalent basis) of debt securities included in the securities portfolio as of June 30, 2008, except for mortgage-backed securities which are allocated according to final maturities.  Final maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year		Over 1 year		Over 5 years
	or less		thru 5 years		thru 10 years		Over 10 years		Total
		Yield		Yield		Yield		Yield		Yield
Dollars in thousands	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)

U.S. Treasury	$35,318	1.98	$20,475	2.63	$—	—	$—	—	$55,793	2.22
Federal Agency	—	—	30,256	4.01	—	—	—	—	30,256	4.01
CMOs	64,673	5.36	749,245	4.56	149,084	5.43	—	—	963,002	4.75
Mortgage-backed	6,121	3.70	505,158	4.23	154,543	4.59	10,168	5.58	675,990	4.33
State and Municipal	41,571	4.30	108,849	3.91	165,055	3.85	63,094	3.99	378,569	3.94
Other	—	—	11,378	6.37	56,314	5.69	7,624	5.80	75,316	5.81
Total debt securities	$147,683	4.18	$1,425,361	4.37	$524,996	4.72	$80,886	4.36	$2,178,926	4.44

Amortized cost	$150,634		$1,446,931		$541,310		$83,063		$2,221,938

Dividend income included in interest income on securities in the Unaudited Consolidated Statements of Income for the second quarter of 2008 and 2007 was $2.2 million and $1.8 million, respectively. Dividend income included in interest income on securities in the Unaudited Consolidated Statements of Income for the first six months of 2008 and 2007 was $4.4 million and $3.1 million, respectively.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

		Loans and Leases
	June 30,	December 31,	June 30,
Dollars in thousands	2008	2007	2007

Commercial	$4,398,086	$4,193,436	$3,932,672
Commercial real estate mortgages	2,016,090	1,954,539	1,947,218
Residential mortgages	3,319,741	3,176,322	3,009,546
Real estate construction	1,483,193	1,429,761	1,309,322
Equity lines of credit	495,334	432,513	409,505
Installment	160,665	178,195	185,112
Lease financing	305,221	265,872	225,459
Total loans and leases, gross	12,178,330	11,630,638	11,018,834
Less allowance for loan and lease losses	(185,070)	(168,523)	(157,849)
Total loans and leases, net	$11,993,260	$11,462,115	$10,860,985

Total gross loans and leases at June 30, 2008 were 5 percent and 11 percent higher than at December 31, 2007 and June 30, 2007, respectively.  The growth from the second quarter of 2007 was primarily in commercial and residential mortgages and is due primarily to organic growth.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets.  The regulatory guidance provides for an increased level of regulatory oversight and monitoring for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific type of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure.  The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio and has increased 50 percent or more within the last 36 months.  As of June 30, 2008, total loans for construction, land development and other land represented 100 percent of total risk-based capital; total CRE loans represented 207 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 62 percent over the last 36 months.

The following table presents information concerning nonaccrual loans, Other Real Estate Owned (“OREO”), loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans.  Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.  The $9.1 million balance of OREO at June 30, 2008 includes two projects: the Bank’s share of a participated loan on a condominium complex and three single family homes. Negotiations are in progress with a prospective buyer on the sale of the condominium complex and escrow closed on the sale of the three single family homes in July 2008.  The Company had no OREO at December 31, 2007 or June 30, 2007.

The following table provides information on nonaccrual loans and OREO as of June 30, 2008, December 31, 2007, and June 30, 2007:

	Nonaccrual Loans and OREO
	June 30,	December 31,	June 30,
Dollars in thousands	2008	2007	2007
Nonaccrual loans:
Commercial	$16,444	$17,103	$3,998
Commercial real estate mortgages	5,903	1,621	4,732
Residential mortgages	549	387	378
Real estate construction	81,120	55,632	12,566
Equity lines of credit	1,398	679	452
Installment	763	139	182
Total	106,177	75,561	22,308
OREO	9,113	—	—
Total nonaccrual loans and OREO	$115,290	$75,561	$22,308

Total nonaccrual loans as a percentage of total loans and leases	0.87%	0.65%	0.20%
Total nonaccrual loans and OREO as a percentage of total loans and OREO	0.95	0.65	0.20
Allowance for loan and lease losses to total loans and leases	1.52	1.45	1.43
Allowance for loan and lease losses to nonaccrual loans	174.30	223.03	707.58

Loans past due 90 days or more on accrual status:
Commercial	$—	$—	$—
Other	2	1	—
Total	$2	$1	$—

At June 30, 2008, there were $100.6 million of impaired loans included in nonaccrual loans, with an allowance allocation of $15.4 million.  On a comparable basis, at December 31, 2007 there were $71.4 million of impaired loans, which had an allowance allocation of $8.4 million, while at June 30, 2007 impaired loans were $19.2 million with an allowance allocation of $1.0 million.  The assessment for impairment occurs when and while such loans are on nonaccrual, or when the loan has been restructured.  When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral.  In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.  As a final alternative, the observable market price of the debt may be used to assess impairment.  Impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

The following table summarizes activity in nonaccrual loans and OREO for the three and six months ended  June 30, 2008 and 2007:

Changes in Nonaccrual Loans

	For the three months ended		For the six months ended
	June 30,		June 30,
Dollars in thousands	2008	2007	2008	2007

Balance, beginning of period	$113,623	$23,417	$75,561	$20,883
Loans placed on nonaccrual	26,761	3,745	96,846	10,599
Loans from acquisitions	—	—	—	50
Charge-offs	(8,056)	(3,450)	(19,865)	(3,627)
Loans returned to accrual status	—	—	—	(120)
Repayments (including interest applied to principal)	(17,351)	(1,404)	(33,753)	(5,477)
Transferred to OREO	(8,800)	—	(12,612)	—
Balance, end of period	$106,177	$22,308	$106,177	$22,308

In addition to loans in nonaccrual status disclosed above, management has also identified $98.8 million of credits to 39 borrowers where known information about the borrowers causes management to have doubts about the ability of the borrowers to comply with the loan repayment terms.  However, the inability of the borrowers to comply with the repayment terms was not sufficiently probable to place the loans on nonaccrual status at June 30, 2008, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status.  Of the potential problem loans identified, most are extensions of credit to borrowers that develop, construct and/or sell single-family residences.  Potential problem loans were $70.7 million at March 31, 2008 and $67.9 million as of December 31, 2007.

Management’s classification of credits as nonaccrual or potential problem loans does not necessarily indicate that the principal is uncollectible in whole or in part.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

At June 30, 2008, the allowance for loan and lease losses was $185.1 million or 1.52 percent of outstanding loans and leases, and the reserve for off-balance sheet credit commitments was $24.2 million.  The process used in the determination of the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following tables summarize the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the three and six months ended June 30, 2008 and 2007:

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the six months ended
	June 30,		June 30,
Dollars in thousands	2008	2007	2008	2007

Loans and leases outstanding	$12,178,330	$11,018,834	$12,178,330	$11,018,834
Average amount of loans and leases outstanding	$12,058,854	$11,010,860	$11,874,116	$10,784,161
Balance of allowance for loan and lease losses, beginning of period	$168,278	$161,005	$168,523	$155,342
Loans charged-off:
Commercial	(6,400)	(3,766)	(8,398)	(5,415)
Residential first mortgage	—	—	—	—
Commercial real estate mortgage	—	—	12	—
Real estate construction	(13,208)	—	(23,440)	—
Equity lines of credit	—	—	(239)	—
Installment	(22)	(66)	(108)	(119)
Total loans charged-off	(19,630)	(3,832)	(32,173)	(5,534)
Recoveries of loans previously charged-off:
Commercial	666	1,547	1,091	4,444
Residential first mortgage	10	—	18	—
Commercial real estate mortgage	—	—	—	—
Real estate construction	12	17	27	35
Equity lines of credit	—	—	—	—
Installment	26	6	34	32
Total recoveries	714	1,570	1,170	4,511
Net loans (charged-off)/recovered	(18,916)	(2,262)	(31,003)	(1,023)
Provision for credit losses	35,000	—	52,000	—
Transfers from (to) reserve for off-balance sheet credit commitments	708	(894)	(4,450)	(983)
Allowance of acquired institution	—	—	—	4,513
Balance, end of period	$185,070	$157,849	$185,070	$157,849

Net charge-offs to average loans and leases (annualized)	(0.63)%	(0.08)%	(0.53)%	(0.02)%
Ratio of allowance for loan and lease losses to total period-end loans and leases	1.52%	1.43%	1.52%	1.43%

Changes in Reserve for Off-balance Sheet Credit Commitments

	For the three months ended		For the six months ended
	June 30,		June 30,
Dollars in thousands	2008	2007	2008	2007

Balance at beginning of period	$24,862	$17,005	$19,704	$16,424
Recovery of prior charge-off	—	(67)	—	(67)
Reserve of acquired institution	—	—	—	492
Transfers (to) from allowance	(708)	894	4,450	983
Balance at end of period	$24,154	$17,832	$24,154	$17,832

Other Assets

The composition of other assets is as follows:

Other Assets

	June 30,	December 31,	June 30,
Dollars in thousands	2008	2007	2007
Accrued interest receivable	$61,026	$70,660	$75,549
Other accrued income	23,338	24,768	25,216
Deferred Compensation Fund assets	47,751	50,336	46,742
Stock in government agencies	61,652	48,828	49,917
Private Equity funds and alternative investments	31,765	28,391	20,561
PML assets	725	1,448	5,906
Mark to market on swaps	16,318	17,288	392
Mark to market on customer swaps	2,088	1,055	19
Mark to market on foreign exchange options	(179)	172	170
Other	51,905	57,144	56,835
Total other assets	$296,389	$300,090	$281,307

Deposits

Deposits totaled $11.9 billion at June 30, 2008, a decrease of 9 percent compared with $13.1 billion at June 30, 2007, and an increase of 1 percent from $11.8 billion at December 31, 2007.  Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 91 percent of total deposits at June 30, 2008, and increased $0.3 billion since December 31, 2007.

Average deposits totaled $11.7 billion for the second quarter of 2008, a decrease of 7 percent from the second quarter of 2007, due primarily to the planned reduction of higher-cost time deposits.  Average deposits increased 2 percent from the first quarter of 2008, and decreased 7 percent from the second quarter of 2007.  Average non-interest bearing deposits increased 4 percent from the first quarter of 2008, and increased 1 percent from the second quarter of 2007.  With the slowdown in housing sales, average title and escrow deposits were $1.0 billion, $1.1 billion, and $1.3 billion for the three-month periods ended June 30, 2008, December 31, 2007 and June 30, 2007, respectively.  Title and escrow deposits represented 8 percent of total quarterly average deposits for the three-month period ended June 30, 2008.

Borrowings

Borrowed funds were $2.6 billion at June 30, 2008, compared with $2.2 billion at December 31, 2007, and $0.8 billion at June 30, 2007.  The increase reflects higher other short-term borrowings to fund loan growth.

Off- Balance Sheet

In the normal course of business, the Company is a party to financial instruments with off-balance sheet exposure.  These financial instruments include commitments to extend credit, letters of credit, and financial guarantees.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheet.  Commitments to extend credit are agreements to lend to a client, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each client’s creditworthiness on a case-by-case basis.

The Company had off-balance sheet credit commitments aggregating $5.4 billion at June 30, 2008, compared with $5.3 billion at both December 31, 2007 and June 30, 2007.  In addition, the Company had $788.1 million outstanding in bankers’ acceptances and letters of credit of which $769.7 million related to standby letters of credit at June 30, 2008.  At December 31, 2007, the Company had $840.2 million in outstanding bankers’ acceptances and letters of credit of which $822.1 million related to standby letters of credit.  Substantially all of the Company’s loan commitments are on a variable-rate basis and are comprised of real estate and commercial loan commitments.

As of June 30, 2008, the Company had private equity and alternative investment fund commitments of $60.7 million, of which $33.4 million was funded.  As of December 31, 2007 and June 30, 2007, the Company had private equity and alternative investment fund commitments of $60.7 million and $50.7 million, respectively, of which $31.0 million and $23.9 million was funded.  In addition, the Company had unfunded affordable housing fund commitments of $27.3 million, $30.3 million, and $34.1 million as of  June 30, 2008, December 31, 2007, and June 30, 2007, respectively.

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term guarantee.  The maximum liability under the guarantee is $23.0 million, but the Company does not expect to make any payments under the terms of this guarantee.

Fair Value Measurements

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

Fair Value Hierarchy

Management employs market standard valuation techniques in determining the fair value of assets and liabilities.  Inputs used in valuation techniques are based on assumptions that market participants would use in pricing an asset or liability.  SFAS 157 prioritizes inputs used in valuation techniques based on whether the inputs are observable or unobservable as follows:

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

The Company utilizes quoted market prices to measure fair value to the extent available (Level 1). If market prices are not available, fair value measurements are based on models that use primarily market-based assumptions including interest rate yield curves, anticipated prepayment rates, default rates and foreign currency rates (Level 2). In certain circumstances, market observable inputs for model-based valuation techniques may not be available and the Company is required to make judgments about assumptions that market participants would use in estimating the fair value of a financial instrument.

At June 30, 2008, $2.5 billion, or approximately 15%, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs.  Less than one-half of 1% of total assets were measured using Level 3 inputs.  It was determined subsequent to the initial adoption of SFAS 157 that collateralized debt obligations should be classified as Level 3 based on limited market liquidity for these securities. In addition, certain inputs to the discounted cash flow model used to value CDOs may be unobservable.  At June 30, 2008, $5.5 million of the Company’s total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.

At June 30, 2008, $65.6 million, or less than one-half of 1%, of the Company’s total assets were recorded at fair value on a nonrecurring basis. Assets measured on a nonrecurring basis include impaired loans and other real estate owned. These assets were measured using Level 2 inputs based on market-based information. No liabilities were measured at fair value on a nonrecurring basis at June 30, 2008.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and CNB at June 30, 2008, December 31, 2007 and June 30, 2007.

Tier 1 capital ratios at June 30, 2008 include the impact of $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in minority interest in consolidated subsidiaries, and $5.2 million of trust preferred securities issued by an unconsolidated capital trust subsidiary of the holding company.

	Regulatory
	Well-Capitalized		June 30,	December 31,	June 30,
	Standards		2008	2007	2007
City National Corporation
Tier 1 leverage	N/A	%	7.89%	7.97%	7.97%
Tier 1 risk-based capital	6.00		9.28	9.31	9.82
Total risk-based capital	10.00		11.21	11.27	12.28

City National Bank
Tier 1 leverage	5.00		8.04	7.95	8.21
Tier 1 risk-based capital	6.00		9.38	9.28	10.07
Total risk-based capital	10.00		11.33	11.24	12.51

The ratio of shareholders’ equity to assets as of June 30, 2008 was 10.21 percent, compared to 10.26 percent at June 30, 2007 and was 10.42 percent as of December 31, 2007.

The accumulated other comprehensive loss, primarily related to available-for-sale securities and interest rate swaps, was $24.9 million at June 30, 2008 compared to $50.7 million at June 30, 2007 and $9.3 million at December 31, 2007.

The following table provides information about purchases by the Company during the six months ended June 30, 2008 of equity securities that are registered by the Company pursuant of Section 12 of the Exchange Act.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/1/08 - 01/31/08	10,000	$54.09	10,000		1,551,900
02/1/08 - 02/29/08	136,000	$55.66	136,000		1,415,900
03/1/08 - 03/31/08	45,500	$50.05	45,500		1,370,400
04/1/08 - 04/30/08	30,000	$44.87	30,000		1,340,400
06/1/08 - 06/30/08	200,000	$43.35	200,000		1,140,400
	421,500	$48.41	421,500	(1)	1,140,400	(1)

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by rate-stable core deposits.  As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage this risk.  The Company remains in a relatively neutral position.  The simulation model uses the balance sheet as of June 30, 2008, and projects net interest income assuming no change in loan or deposit mix. Interest rate scenarios include stable rates and 100 and 200 basis point parallel shifts in the yield curve occurring gradually over a twelve-month period.  As of June 30, 2008, the simulation model indicates that a 100 basis point decline in the yield curve over a twelve-month horizon would result in a decrease in projected net interest income of approximately 0.3 percent while a 200 basis point decline would reduce projected net interest income by approximately 1.0 percent. This compares to a decrease in projected net interest income of 0.1 percent with a 100 basis point decline and 0.4 percent with a 200 basis point decline at June 30, 2007. At June 30, 2008, a gradual 100 basis point parallel increase in the yield curve over the next 12 months would result in an increase in projected net interest income of approximately 0.1 percent while a 200 basis point increase would increase projected net interest income by approximately 0.6 percent.  This compares to an increase in projected net interest income of 0.8 percent with a 100 basis point increase and 1.5 percent with a 200 basis point increase at June 30, 2007.  The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

Market Value of Portfolio Equity: The simulation model indicates that the market value of portfolio equity (“MVPE”) is somewhat vulnerable to a sudden and substantial increase in interest rates.  As of June 30, 2008, a 200-basis-point parallel increase in interest rates results in a 3.3 percent decline in MVPE.  This compares to a 3.1 percent decline for the year-earlier period.  The higher sensitivity is due to changes in the deposit mix and a reduction in the duration of wholesale funding. As of June 30, 2008, a 200-basis-point parallel decrease in interest rates would improve MVPE by 2.0 percent.  As of June 30, 2007, the MVPE would have improved by 2.3 percent if rates decreased by 200 basis points.

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	June 30, 2008				December 31, 2007			June 30, 2007
	Notional	Fair			Notional	Fair		Notional	Fair
Dollars in millions	Amount	Value		Duration	Amount	Value	Duration	Amount	Value	Duration
Fair Value
Interest Rate Swap
Certificates of deposit	$20.0	$0.9		2.2	$20.0	$0.9	2.7	$20.0	$0.1	3.1
Long-term and subordinated debt	375.0	10.0		3.5	490.9	11.1	3.0	490.9	(9.2)	3.3
Total fair value hedge swaps	395.0	10.9		3.4	510.9	12.0	3.0	510.9	(9.1)	3.3
Cash Flow Hedge
Interest Rate Swap
US Dollar LIBOR based loans	200.0	2.4		2.2	100.0	3.9	2.3	275.0	(0.6)	1.4
Prime based loans	175.0	(0.2)		1.3	250.0	0.8	0.4	325.0	(2.1)	0.4
Total cash flow hedge swaps	375.0	2.2		1.8	350.0	4.7	0.9	600.0	(2.7)	0.9
Fair Value and Cash Flow Hedge
Interest Rate Swaps	$770.0	$13.1	(1)	2.6	$860.9	$16.7	2.2	$1,110.9	$(11.8)	1.9

(1)  Net fair value is the estimated net gain (loss) to settle derivative contracts.  The net fair value is the sum of the mark-to-market asset (if applicable) and mark-to-market liability.

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest rate risk management instruments had $7.6 million of credit risk exposure at June 30, 2008 and $1.6 million as of June 30, 2007. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value.  The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to City National Corporation and to City National Bank. As of June 30, 2008, collateral valued at $6.8 million had been received from swap counterparties.  At  June 30, 2007, the Company had delivered securities with a market value of $9.8 million as margin for swaps with a negative replacement value of $11.7 million.

The Company also offers interest-rate swaps and interest-rate caps, floors and collars to its clients to assist them in hedging their cash flow and operations.  These derivative contracts are offset by paired trades with unrelated third parties.  They are not designated as hedges under SFAS 133, and the positions are marked to market each reporting period.  As of June 30, 2008, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $160.3 million.

ITEM 4.  CONTROL AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, some of which are beyond the company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) changes in general business and economic conditions, either nationally, regionally or locally in areas where the company conducts its business, which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense, (2) greater than expected volatility in equity, fixed income and other market valuations, (3) changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments, (4) protracted labor disputes in the company’s markets, (5) changes in the interest rate environment and market liquidity which may reduce interest margins and impact funding sources, (6) significant changes in banking laws or regulations, (7) increased competition in the company’s markets and demand for the company’s products and services, (8) higher-than-expected credit losses due to business losses, real estate cycles, capital market disruptions, changes in commercial real estate development and real estate prices or other economic factors, (9) changes in the financial performance and/or condition of the company’s borrowers, (10) a substantial and permanent loss of either client accounts and/or assets under management at the company’s investment advisory affiliates or its wealth management division, (11) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (12) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (13) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (14) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (15) the success of the company at managing the risks involved in the foregoing.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended June 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 7.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this item was included in the Company’s Form 10-Q as of March 31, 2008.

ITEM 6.             EXHIBITS

No.

31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

10.9*	City National Corporation 2008 Omnibus Plan – Incorporated by reference to Appendix A of the Company’s Proxy Statement dated March 17, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE:	August 8, 2008	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)