Form 10-Q
period 2008-09-30
CITY NATIONAL CORP
filed 2008-11-07
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended September 30, 2008

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

As of November 3, 2008, there were 48,171,877 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,	September 30,
Dollars in thousands, except share amounts	2008	2007	2007
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$428,557	$365,918	$462,151
Due from banks - interest-bearing	95,993	88,151	95,047
Federal funds sold	—	—	—
Securities available-for-sale - cost $2,230,192; $2,484,903; and $2,603,999 at September 30, 2008, December 31, 2007 and September 30, 2007, respectively
Securities pledged as collateral	214,762	212,233	107,416
Held in portfolio	1,945,156	2,250,422	2,456,567
Trading account securities	310,251	293,355	192,162
Loans and leases	12,278,517	11,630,638	11,190,080
Less allowance for loan and lease losses	208,046	168,523	152,018
Net loans and leases	12,070,471	11,462,115	11,038,062
Premises and equipment, net	127,361	118,067	110,779
Deferred tax asset	152,445	129,403	125,937
Goodwill	460,137	452,480	428,308
Customer-relationship intangibles, net	52,160	67,647	89,088
Bank-owned life insurance	73,930	72,220	71,560
Affordable housing investments	72,453	73,640	67,891
Customers’ acceptance liability	2,954	3,549	7,983
Other real estate owned	2,279	—	—
Other assets	321,959	300,090	294,446
Total assets	$16,330,868	$15,889,290	$15,547,397

Liabilities
Demand deposits	$5,744,863	$5,858,497	$5,538,107
Interest checking deposits	847,921	879,062	769,112
Money market deposits	3,822,418	3,421,691	3,748,518
Savings deposits	143,252	135,519	142,742
Time deposits-under $100,000	233,173	220,928	227,981
Time deposits-$100,000 and over	1,376,033	1,306,808	1,754,054
Total deposits	12,167,660	11,822,505	12,180,514
Federal funds purchased and securities sold under repurchase agreements	1,272,359	1,544,411	664,970
Other short-term borrowings	630,673	100,000	326,041
Subordinated debt	157,769	273,559	270,066
Long-term debt	231,321	233,465	225,598
Reserve for off-balance sheet credit commitments	23,384	19,704	20,072
Other liabilities	144,348	204,814	189,246
Acceptances outstanding	2,954	3,549	7,983
Total liabilities	14,630,468	14,202,007	13,884,490
Minority interest in consolidated subsidiaries-includes redeemable minority interests with a redemption value of $23,019, $34,498 and $28,490 at September 30, 2008, December 31, 2007, and September 30, 2007, respectively	33,950	31,676	29,148
Commitments and contingencies

Shareholders’ Equity
Preferred Stock authorized - 5,000,000; none outstanding	—	—	—
Common Stock-par value-$1.00; authorized - 75,000,000; Issued - 50,966,264; 50,824,178; and 50,813,339 shares at September 31 2008, December 31, 2007 and September 30, 2007, respectively	50,966	50,824	50,813
Additional paid-in capital	415,348	420,168	421,755
Accumulated other comprehensive loss	(38,071)	(9,349)	(22,789)
Retained earnings	1,396,400	1,369,999	1,345,337
Treasury shares, at cost - 2,434,941; 2,588,299; and 2,349,903 shares at September 30, 2008, December 31, 2007 and September 30, 2007, respectively	(158,193)	(176,035)	(161,357)
Total shareholders’ equity	1,666,450	1,655,607	1,633,759
Total liabilities and shareholders’ equity	$16,330,868	$15,889,290	$15,547,397

 See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
In thousands, except per share amounts	2008	2007	2008	2007

Interest Income
Loans and leases	$168,824	$197,468	$514,293	$570,494
Securities available-for-sale	25,760	30,519	79,601	94,343
Trading account	557	1,082	1,533	2,779
Due from banks - interest-bearing	440	861	1,491	1,877
Federal funds sold and securities purchased under resale agreements	25	136	147	639
Total interest income	195,606	230,066	597,065	670,132
Interest Expense
Deposits	26,689	58,288	92,811	166,046
Federal funds purchased and securities sold under repurchase agreements	7,767	8,458	25,009	22,204
Subordinated debt	1,489	4,094	5,304	12,166
Other long-term debt	2,154	3,759	7,440	11,077
Other short-term borrowings	4,703	1,741	15,364	4,740
Total interest expense	42,802	76,340	145,928	216,233
Net interest income	152,804	153,726	451,137	453,899
Provision for credit losses	35,000	—	87,000	—
Net interest income after provision for credit losses	117,804	153,726	364,137	453,899
Noninterest Income
Trust and investment fees	33,457	37,488	103,993	102,565
Brokerage and mutual fund fees	19,470	15,546	55,601	43,284
Cash management and deposit transaction charges	12,392	8,801	35,712	25,744
International services	8,202	7,995	24,065	22,020
Bank-owned life insurance	824	645	2,107	2,030
(Loss) gain on sale of other assets	(198)	6,023	(390)	5,977
(Loss) gain on sale of securities	(536)	(2,516)	16	(1,381)
Impairment loss on securities	(31,936)	—	(31,936)	—
Other	8,403	7,251	22,190	20,630
Total noninterest income	50,078	81,233	211,358	220,869
Noninterest Expense
Salaries and employee benefits	89,373	84,057	267,072	242,945
Net occupancy of premises	12,719	11,837	36,693	31,657
Legal and professional fees	8,332	8,614	24,423	25,925
Information services	6,576	6,024	19,170	17,325
Depreciation and amortization	5,502	5,275	16,464	15,397
Marketing and advertising	5,653	5,079	16,608	14,860
Office services	2,926	3,287	9,052	8,972
Amortization of intangibles	2,238	2,852	6,197	7,105
Equipment	757	867	2,416	2,382
Other real estate owned	23	—	343	—
Other operating	10,498	7,294	25,256	20,646
Total noninterest expense	144,597	135,186	423,694	387,214
Minority interest expense	1,160	2,211	6,728	6,612
Income before income taxes	22,125	97,562	145,073	280,942
Income taxes	5,574	37,469	49,051	105,151
Net income	$16,551	$60,093	$96,022	$175,791
Net income per share, basic	$0.35	$1.24	$2.01	$3.64
Net income per share, diluted	$0.34	$1.22	$1.98	$3.56
Shares used to compute income per share, basic	47,934	48,345	47,871	48,331
Shares used to compute income per share, diluted	48,630	49,408	48,557	49,447
Dividends per share	$0.48	$0.46	$1.44	$1.38

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
Dollars in thousands	2008	2007

Cash Flows From Operating Activities
Net income	$96,022	$175,791
Adjustments to net income:
Provision for credit losses	87,000	—
Amortization of intangibles	6,197	7,105
Depreciation and amortization	16,464	15,397
Amortization of cost and discount on long-term debt	457	531
Stock-based employee compensation expense	10,862	10,520
Loss (gain) on sale of other assets	390	(5,977)
(Gain) loss on sales of securities	(16)	1,381
Impairment loss on securities	31,936	—
Other, net	27,938	7,323
Net change in:
Trading account securities	(16,896)	(44,255)
Deferred income tax benefit	(23,042)	11,323
Other assets and other liabilities, net	(101,692)	(19,112)
Net cash provided by operating activities	135,620	160,027

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(218,445)	(161,032)
Sales of securities available-for-sale	94,076	196,329
Maturities and paydowns of securities	346,583	442,126
Loan originations, net of principal collections	(699,027)	(420,611)
Purchase of premises and equipment	(25,758)	(24,083)
Acquisition of BBNV, net of cash acquired	—	(53,787)
Acquisition of Convergent Wealth, net of cash acquired	—	(101,283)
Other investing activities	18,410	(6,714)

Net cash used in investing activities	(484,161)	(129,055)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	345,155	(433,414)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(272,052)	242,067
Net increase in short-term borrowings	530,673	228,516
Net decrease in other borrowings	(116,854)	(61)
Proceeds from exercise of stock options	19,555	20,953
Tax benefit from exercise of stock options	3,821	7,201
Stock repurchases	(21,655)	(82,975)
Cash dividends paid	(69,621)	(67,115)

Net cash provided by (used in) financing activities	419,022	(84,828)

Net increase (decrease) in cash and cash equivalents	70,481	(53,856)
Cash and cash equivalents at beginning of year	454,069	611,054

Cash and cash equivalents at end of period	$524,550	$557,198

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$159,427	$230,220
Income taxes	93,015	59,595

Non-cash investing activities:
Transfer of loans to OREO	$14,891	$—

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

				Accumulated
			Additional	other			Total
	Shares	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
Dollars in thousands	issued	stock	capital	income (loss)	earnings	stock	equity

Balance, December 31, 2006	50,718,794	$50,719	$412,248	$(41,459)	$1,264,697	$(195,363)	$1,490,842
Adjustment to initially apply FASB interpretation 48	—	—	—	—	(28,036)	—	(28,036)
Balance, January 1, 2007	50,718,794	50,719	412,248	(41,459)	1,236,661	(195,363)	1,462,806
Net income	—	—			175,791	—	175,791
Other comprehensive income net of tax:
Amortization of prior service cost	—	—	—	163	—	—	163
Net unrealized gain on securities available-for-sale, net of taxes of $10.0 million and reclassification of $2.5 million for net loss included in net income	—	—	—	13,781	—	—	13,781
Net unrealized gain on cash flow hedges, net of taxes of $3.4 million and reclassification of $2.7 million net loss included in net income				4,726			4,726
Total other comprehensive income	—	—	—	18,670	—	—	18,670
Issuance of shares for stock options	—	—	(15,924)	—	—	36,877	20,953
Restricted stock grants, net of cancellations	94,545	94	(94)	—	—	—	—
Stock-based employee compensation expense	—	—	10,413	—	—	—	10,413
Tax benefit from stock options	—	—	7,201	—	—	—	7,201
Cash dividends paid	—	—	—	—	(67,115)	—	(67,115)
Repurchased shares, net	—	—	—	—	—	(82,975)	(82,975)
Issuance of shares for acquisition	—	—	7,911	—	—	80,104	88,015
Balance, September 30, 2007	50,813,339	$50,813	$421,755	$(22,789)	$1,345,337	$(161,357)	$1,633,759

Balance, January 1, 2008	50,824,178	$50,824	$420,168	$(9,349)	$1,369,999	$(176,035)	$1,655,607
Net income	—	—	—	—	96,022	—	96,022
Other comprehensive income net of tax:
Amortization of prior service cost	—	—	—	(39)	—	—	(39)
Net unrealized loss on securities available-for-sale, net of taxes of $20.2 million and reclassification of $0.1 million net income included in net income	—	—	—	(27,937)	—	—	(27,937)
Net unrealized loss on cash flow hedges, net of taxes of $0.5 million and reclassification of $2.3 million net income included in net income	—	—	—	(746)	—	—	(746)
Total other comprehensive income	—	—	—	(28,722)	—	—	(28,722)
Issuance of shares for stock options	—	—	(19,942)	—	—	39,497	19,555
Restricted stock grants, net of cancellations	142,086	142	(142)	—	—	—	—
Stock-based employee compensation expense	—	—	10,698	—	—	—	10,698
Tax benefit from stock options	—	—	3,821	—	—	—	3,821
Cash dividends paid	—	—	—	—	(69,621)	—	(69,621)
Repurchased shares, net	—	—	—	—	—	(21,655)	(21,655)
Net change in deferred compensation plans	—	—	745	—	—	—	745
Balance, September 30, 2008	50,966,264	$50,966	$415,348	$(38,071)	$1,396,400	$(158,193)	$1,666,450

See accompanying Notes to Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                  Organization - City National Corporation (the “Corporation”) is the holding company for City National Bank (“the Bank”).  The Bank delivers banking, trust and investment services through 63 offices in Southern California, the San Francisco Bay area, Nevada and New York City.  Additionally, the Corporation delivers investment and wealth advisory services through its wealth advisory affiliates.  The Corporation also has an unconsolidated subsidiary, Business Bancorp Capital Trust I. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.  References to the “Company” mean the Corporation, Bank, all subsidiaries and affiliates together.

2.                  Consolidation - The financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, the Bank and the Bank’s wholly-owned subsidiaries, after the elimination of all material intercompany transactions.  Preferred stock, issued by the Company’s REITs and third-party equity ownership in affiliates are reflected as Minority interest in consolidated subsidiaries in the Consolidated Balance Sheet. The related minority share of earnings is shown as Minority interest expense in the Consolidated Statement of Income.

The Company’s investment management and wealth advisory affiliates are organized as limited liability companies.  The Corporation generally owns a majority position in each affiliate and certain management members of each affiliate own the remaining shares. The Corporation has contractual arrangements with its affiliates whereby a percentage of revenue is allocable to fund affiliate operating expenses (“operating share”) while the remaining portion of revenue (“distributable revenue”) is allocable to the Corporation and the minority owners.  All majority-owned affiliates are consolidated.  The Corporation’s interest in one investment management affiliate in which it holds a minority share is accounted for using the equity method.  Additionally, the Company has various interests in variable interest entities that are not required to be consolidated.  See Note 13 for a more detailed discussion on variable interest entities.

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

On May 1, 2007, the Corporation completed the acquisition of Lydian Wealth Management in an all-cash transaction.   The investment advisory firm is headquartered in Rockville, Maryland and now manages or advises on client assets totaling $10.2 billion.  Lydian Wealth Management changed its name to Convergent Wealth Advisors (“Convergent Wealth”) and became a subsidiary of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.  All of the senior executives of Convergent Wealth signed employment agreements and acquired a significant minority ownership interest in Convergent Wealth.

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

The Company is on the accrual basis of accounting for income and expense.  The results of operations reflect any interim adjustments, all of which are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q, and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results for the 2008 interim period are not necessarily indicative of the results expected for the full year.  The Company has not made any significant changes in its critical accounting policies or its estimates and assumptions from those disclosed in its 2007 Annual Report other than the adoption of SFAS 157 effective January 1, 2008, and changes in the valuation methodology for certain collateralized debt obligation securities associated with the adoption of FSP 157-3. The Company has revised certain assumptions related to the adoption of SFAS 157 as discussed below and in Note 5 to these consolidated financial statements.

Certain prior period balances have been reclassified to conform to the current period presentation.

During the nine months ended September 30, 2008, the following accounting pronouncements applicable to the Company were issued or became effective:

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

•                     FASB Staff Position, (“FSP”) FIN 39-1, which amends certain aspects of FASB Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (“FIN 39”) became effective for the Company on January 1, 2008.  The FSP amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts, including amounts that approximate fair value, recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  Derivative instruments permitted to be netted for the purposes of the FSP include those instruments that meet the definition of a derivative in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, including those that are not included in the scope of SFAS 133.  The FSP only impacts the presentation of the derivative’s fair value and the related collateral on the balance sheet. From time to time the Company may require or accept cash collateral.  As of September 30, 2008, the Company held $4.4 million of cash collateral from a counterparty.  The Company opted not to offset the fair value amount of the obligation to return cash collateral against the fair value amount of derivative instruments executed with the same counterparty.

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

•                     In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 becomes effective 60 days following approval from the Securities and Exchange Commission, (“SEC”) of the Public Company Accounting Oversight Board, (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS 162 is not expected to have a material effect on  the Company’s financial statements.

•                     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities.  As such, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share.  This pronouncement will be effective for the Company for fiscal years beginning after December 15, 2008.  The Company is assessing the impact of the adoption of FSP EITF 03-6-1 on its financial statements.

•                     On September 12, 2008, the FASB issued FASB Staff Position No. 133-1 and FASB Interpretation No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“the FSP”).  The FSP expands disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives.  It also amends FASB Interpretaton No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, the FSP clarifies the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The disclosures required by Statement 161 should be provided for any reporting period beginning after November 15, 2008.  The Company does not expect the adoption of the FSP to have a material effect on its financial statements.

•                     On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market that is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in an inactive market.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued.  The Company adopted FSP 157-3 effective

September 30, 2008.  Adoption of the FSP impacted the valuation of certain collateralized debt obligation securities for which the market has become inactive.

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

Valuation Techniques

Securities

Fair values for U.S. Treasury securities, marketable equity securities and trading securities, with the exception of agency securities held in the trading account, are based on quoted market prices. Securities with fair values based on quoted market prices are classified in Level 1 of the fair value hierarchy. Level 2 securities include the Company’s portfolio of federal agency, mortgage-backed, state and municipal securities for which fair values are calculated with models using quoted prices and other inputs directly or indirectly observable for the asset or liability.  Prices for 99 percent of these securities are obtained through a third-party valuation source. Management reviewed the valuation techniques and assumptions used by the provider and determined that the provider utilizes widely accepted valuation techniques based on observable market inputs appropriate for the type of security being measured.  Prices for the remaining securities are obtained from dealer quotes.  Securities classified in Level 3 include collateralized debt obligation instruments for which the market has become inactive. Fair values for these securities were determined using internal models based on assumptions that are not observable in the market.

Loans

The Company does not record loans at fair value with the exception of impaired loans which are measured for impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”).  Under SFAS 114, loans measured for impairment based on the fair value of collateral or observable market prices are within the scope of SFAS 157.  Loans reported at fair value in the following table were measured for impairment by valuing the underlying collateral based on third-party appraisals. These loans are classified in Level 2 of the fair value hierarchy.

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

To comply with the provisions of SFAS 157, the Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk for both the Company and counterparties in the fair value measurements. Although the Company has determined that the majority of the inputs used to value derivative contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives.  As a result, the Company has classified the derivative contract valuations in their entirety in Level 2 of the fair value hierarchy.

The fair value of foreign exchange options and transactions are derived from market spot and/or forward foreign exchange rates and are classified in Level 1 of the fair value hierarchy.

Other Real Estate Owned (“OREO”)

The fair value of OREO is based on third-party appraisals of the properties performed in accordance with professional appraisal standards and Bank regulatory requirements under the Financial Institutions Reform Recovery and Enforcement Act of 1989 (“FIRREA”). Appraisals are reviewed and approved by the Company’s appraisal department.  OREO is classified in Level 2 of the fair value hierarchy.

The Company records securities available-for-sale, trading securities and derivative contracts at fair value on a recurring basis.  Certain other assets such as impaired loans and OREO are recorded at fair value on a nonrecurring basis.  Nonrecurring fair value measurements typically involve assets that are evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.  A distribution of asset and liability fair values according to the fair value hierarchy at September 30, 2008 is provided in the table below:

(In thousands)

		Fair Value Measurements at Reporting Date Using
Asset or Liability Measured at Fair Value	September 30, 2008	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
Debt portfolio	$2,091,510	$45,940	$1,994,726	$50,844
Equity securities	68,408	66,657	1,751	—
Trading account securities	310,251	274,286	35,965	—
Mark-to-market derivatives (1)	21,562	1,423	20,139
Total assets at fair value	$2,491,731	$388,306	$2,052,581	$50,844

Liabilities
Mark-to-market derivatives (2)	$4,317	$1,466	$2,851	$—
Total liabilities at fair value	$4,317	$1,466	$2,851	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)	68,092	$—	$68,092	$—
Other real estate owned (4)	2,575	—	2,575	—
Total assets at fair value	$70,667	$—	$70,667	$—

(1) Reported in Other assets in the consolidated balance sheet.
(2) Reported in Other liabilities in the consolidated balance sheet.
(3) Impaired loans for which fair value was calculated using the collateral valuation method.
(4) OREO balance of $2,279 in the consolidated balance sheet is net of estimated disposal costs.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Level 3 Assets Measured on a Recurring Basis

(In thousands)

Securities Available-for-Sale
Balance of recurring Level 3 assets at January 1, 2008	$32,977
Total gains or losses (realized/unrealized):
Included in earnings	(7,159)
Included in other comprehensive income	1,999
Purchases, sales, issuances and settlements, net	(2,751)
Transfers in and/or out of Level 3	25,778
Balance of recurring Level 3 assets at September 30, 2008	$50,844

There were no purchases or sales of Level 3 assets during the period. The $7.2 million loss included in earnings is  an impairment loss recognized on CDO income notes.  Refer to Note 6, Investment Securities, on page 13 for further discussion of impairment.  The $25.8 million transfer in to Level 3 includes AAA-rated collateralized debt obligations for which the market is inactive. The fair values of these instruments are determined using an internal model based on assumptions, such as the yield that would be required by market participants, that are not observable in the market. Unrealized gains and losses on Level 3 assets are reported as a component of other comprehensive income in the consolidated balance sheet.

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

6.                  Investment Securities – Securities are classified based on management’s intention on the date of purchase. All securities other than trading securities are classified as available-for-sale and are valued at fair value.  Unrealized gains or losses on securities available-for-sale are excluded from net income, to the extent they are considered temporary, but are included as separate components of other comprehensive income, net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities.  For most of the Company’s investments, fair values are determined based upon externally verifiable quoted prices or other observable inputs. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method.  Trading securities are valued at fair value with any unrealized gains or losses included in net income.

Impairment Assessment

Impairment exists when the fair value of a security is less than its cost. Cost includes adjustments made to the cost basis of a security for accretion, amortization and previous other-than-temporary impairments.  The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary.  Impairment is considered other-than-temporary when it becomes probable that an investor will be unable to recover the cost of an invesment.  The Company’s impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and the Company’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis. The amount of the write down is included in Impairment loss on securities in the consolidated income statement. The new cost basis is not adjusted for subsequent recoveries in fair value.

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of September 30, 2008:

(In thousands)	Less than 12 months		12 months or Greater		Total
Temporarily Impaired Securities at September 30, 2008	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
CMOs	$560,935	$24,476	$203,704	$16,402	$764,639	$40,878
Mortgage-backed	187,183	1,427	343,609	8,524	530,792	9,951
State and Municipal	205,954	7,421	6,654	388	212,608	7,809
Other debt securities	57,843	14,199	7,305	1,103	65,148	15,302
Total debt securities	1,011,915	47,523	561,272	26,417	1,573,187	73,940
Equity securities and mutual funds	54,442	3,594	—	—	54,442	3,594
Total Securities	$1,066,357	$51,117	$561,272	$26,417	$1,627,629	$77,534

At September 30, 2008, total securities available-for-sale had a fair value of $2,159.9 million, which included the temporarily impaired securities above of $1,627.6 million.  Other securities in the portfolio had a fair value of $532.3 million, which included an unrealized gain of $7.3 million.  The Company attributes the losses on these securities to temporary factors such as the level of interest rates and current volatility in the credit markets. Because the Company has the ability and intent to hold these investments until their fair value recovers or until maturity, for those securities with stated maturity dates, the Company does not consider these investments to be other-than-temporarily impaired.

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that the investments discussed below were other-than-temporarily impaired at September 30, 2008. The Company recorded an impairment loss on available-for-sale securities of $31.9 million for the three- and nine-months ended September 30, 2008.  No impairment was recorded for the three- and nine-months ended September 30, 2007.

(In thousands) Impairment Losses on Other-	For the three months ended September 30,		For the nine months ended September 30,
Than-Temporarily Impaired Securities	2008	2007	2008	2007
Debt securities	$7,159	$—	$7,159	$—
Equity securities and mutual funds	24,777	—	24,777	—
Total	$31,936	$—	$31,936	$—

Perpetual Preferred Stock

The Company recorded a $21.9 million impairment loss in third quarter 2008 on its investment in perpetual preferred stock issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.  The action taken by the Federal Housing Finance Agency on September 7, 2008 placing these Government-Sponsored Agencies into conservatorship and eliminating the dividends on their preferred shares led to the Company’s determination that these securities are other-than-temporarily impaired.  The adjusted cost basis of these equity securities is $1.8 million at September 30, 2008.

Collateralized Debt Obligation Income Notes

These securities (“CDO Notes”) are equity interests in a multi-class, cash flow collateralized bond obligation backed by a collection of Trust Preferred securities issued by financial institutions.  The equity interests represent ownership of all residual cash flow from the asset pools after all fees have been paid and debt issues have been serviced.  CDO Notes are collateralized by debt securities with stated maturities and are therefore reported as debt securities in the consolidated balance sheet.  The market for CDO Notes has become increasingly inactive since the fourth quarter of 2007 with no visible trade activity in the past 6 months.  The valuation of these securities requires substantial judgment and estimation of the factors used in the cash flow model that are not currently observable in the market.  CDO Notes are classified as Level 3 in the fair value hierarchy.  Refer to Note 5, Fair Value Measurements on page 10 for further discussion of fair value.

The Company recorded a $7.2 million impairment loss in third quarter 2008 on its investments in CDO Notes. The fair value of these securities was determined using an internal discounted cash flow model that incorporates the Company’s assumptions about projected cash flows and risk-adjusted discount rates. The Company considered a number of factors in determining the discount rate used in the valuation model including the implied rate of return at the last date the market for CDO Notes and similar securities was active, rates of return that market participants would consider in valuing the securities and indicative quotes from dealers.  The Company determined that 25 percent is the appropriate rate to apply in discounting the projected cash flows of its CDO Notes.  The adjusted cost basis of CDO Notes is $22.7 million at September 30, 2008.

Equity Securities

The Company recorded a $2.9 million impairment loss in third quarter 2008 on its investments in equity securities and mutual funds (“equity securities”). The fair value of equity securities is based on observable market prices.  Overall, the fair value of many of the securities held has declined in recent months. The Company attributes most of the decline to recent significant market volatility and believes that current valuations are not indicative of the underlying value of these investments. Securities have been determined to be other-than-temporarily impaired based on the magnitude and duration of the decline in fair value below cost, the likelihood of recovery and other qualitative factors specific to the individual securities.  The adjusted cost basis of equity securities is $72.0 million at September 30, 2008.

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of December 31, 2007:

(In thousands)	Less than 12 months		12 months or Greater		Total
Temporarily Impaired Securities at December 31, 2007	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
Federal Agency	$—	$—	$30,933	$66	$30,933	$66
CMOs	51,989	279	875,376	14,432	927,365	14,711
Mortgage-backed	11,398	10	712,749	15,939	724,147	15,949
State and Municipal	37,978	232	68,201	588	106,179	820
Other debt securities	22,781	1,328	8,220	541	31,001	1,869
Total debt securities	124,146	1,849	1,695,479	31,566	1,819,625	33,415
Equity securities and mutual funds	17,654	437	—	—	17,654	437
Total Securities	$141,800	$2,286	$1,695,479	$31,566	$1,837,279	$33,852

At December 31, 2007, total securities available-for-sale had a fair value of $2,462.7 million, which included the temporarily impaired securities above of $1,837.3 million.  Other securities in the portfolio had a fair value of $625.4 million, which included an unrealized gain of $11.6 million.

7.                  Shareholders’ Equity - There were no purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act of 1934 during the three-month period ended September 30,  2008.

On April 23, 2008 the Corporation’s shareholders approved the reservation of an additional 3.5 million shares for issuance under the Corporation’s 2008 Omnibus Plan.  In total there are 4.1 million shares available to be issued under this plan.

Basic earnings per share are based on the weighted average shares of common stock outstanding less unvested restricted shares and units.  Diluted earnings per share give effect to all potential dilutive common shares, which consist of stock options and restricted shares and units that were outstanding during the period, as well as shares that may be issued under our deferred compensation plan.  At September 30, 2008, there were 1,643,305 antidilutive options compared to 924,816 antidilutive options at September 30, 2007.

8.                  Share-Based Compensation - The Company applies FASB Statement No. 123 (revised), Share-Based Payment, (“SFAS 123R”) in accounting for stock option plans.  The Company uses a Black-Scholes methodology to determine the stock-based compensation expense for these plans.  On September 30, 2008, the Company had one stock-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  No new awards will be granted under predecessor plans.  A description of the Plan is provided below.  The compensation cost that has been recognized for all share-based awards was $3.6 million and $10.8 million for the three- and nine-month periods ended September 30, 2008, respectively, compared to $3.4 million and $10.5 million for the three- and nine-month periods ended September 30, 2007.  The Company received $19.6 million and $21.0 million in cash for the exercise of stock options during the nine-month periods ended September 30, 2008 and September 30, 2007, respectively.  The tax benefit recognized in equity for share-based compensation arrangements was $3.8 million and $7.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Plan Description

The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors.  No grants of performance shares, performance share units, performance units or stock appreciation rights had been made as of September 30, 2008. The purpose of the Plan is to promote the success of the Company by providing an additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interests through equity grants.  Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee.  The participant is entitled to dividends and voting rights for all shares issued even though they are not vested.  Restricted stock awards issued under predecessor plans vest over five years.  The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of service, which may include disability or death.  Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006.  All unexercised options expire 10 years from the grant date.  At September 30, 2008 there were approximately 4.1 million shares available for future grants.

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

To estimate the fair value of stock option awards, the Company uses the Black-Scholes valuation method, which incorporates the assumptions summarized in the table below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted-average volatility	29.91%	21.08%	29.32%	21.90%
Dividend yield	3.61%	2.65%	3.56%	2.48%
Expected term (in years)	6.35	6.38	6.06	6.13
Risk-free interest rate	4.57%	4.79%	4.01%	4.68%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the nine-month periods ended September 30, 2008 and 2007 were $12.75 and $17.15, respectively.  The total intrinsic values of options exercised during the nine-month periods ended September 30, 2008 and 2007 were $11.2 million, and $16.3 million, respectively.

A summary of option activity and related information under the Plan for the nine-month period ended September 30, 2008 is presented below:

				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Shares	Exercise	Value	Contractual
Options	(000)	Price	($000) (1)	Term

Outstanding at January 1, 2008	4,171	$52.60	$34,708	5.03
Granted	626	54.29	383
Exercised	(599)	32.65	(11,164)
Forfeited or expired	(125)	67.31	(50)
Outstanding at September 30, 2008	4,073	$55.35	$22,070	5.60
Exercisable at September 30, 2008	2,786	$51.21	$21,687	4.19

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the nine-month period ended September 30, 2008 is presented below:

		Weighted-Average
		Grant-Date
Unvested Shares	Shares (000)	Fair Value
Unvested at January 1, 2008	1,141	$17.29
Granted	626	$12.75
Vested	(406)	$17.03
Forfeited	(74)	$16.46
Unvested at September 30, 2008	1,287	$15.22

The number of options vested during the nine-month period ended September 30, 2008 was 406,039.  The total fair value of options vested during the nine-month period ended September 30, 2008 was $6.9 million.

Restricted stock is valued at the closing price of the Company’s stock on the date of award.  During the nine-month period ending September 30, 2008, the Compensation, Nominating and Governance Committee (the “Committee”) of the Company’s Board of Directors awarded 170,923 shares of restricted common stock having an intrinsic value of $9.3 million. During the nine-month period ending September 30, 2007, the Committee awarded 133,291 shares of restricted common stock having an intrinsic value of $9.3 million. The portion of the market value of the restricted stock related to the current service period was recognized as compensation expense during the nine-month periods ending September 30, 2008 and 2007.  The portion of the market value relating to future service periods was recorded as deferred equity compensation and will be amortized over the remaining vesting period. The compensation expense related to restricted stock for the first nine months of 2008 was $4.5 million compared to $4.4 million for the same period in 2007. As of September 30, 2008 the unrecognized compensation cost related to restricted shares granted under the plan was $5.3 million.  There were 444,570 restricted shares that had not vested as of September 30, 2008.

As of September 30, 2008, there was $21.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.2 years.

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

In accordance with SFAS 133, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a “fair value hedge” which is a hedge of a recognized asset or liability, (ii) a “cash flow hedge” which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an

“undesignated hedge,” a derivative contract not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statement of income.  All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet.  As of September 30, 2008 and September 30, 2007, the Company had derivative contracts with customers with a notional value of $234.7 million and $26.0 million, respectively, that would be considered “undesignated hedges.”

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

For fair value hedges, the Company uses interest-rate swaps to hedge the fair value of certain certificates of deposits, subordinated debt and other long-term debt. The certificates of deposit are single maturity, fixed-rate, non-callable, negotiable certificates of deposit that pay interest only at maturity and contain no compounding features.  The certificates cannot be redeemed early without penalty except in the case of the holder’s death. The interest-rate swaps are executed at the time the deposit transactions are negotiated.  The subordinated debt and other long-term debt consists of City National Bank ten-year subordinated with a face value of $150.0 million due on September 1, 2011, and City National Corporation senior notes with a face value of $220.9 million due on February 15, 2013.  Interest-rate swaps are structured so that all key terms of the swaps match those of the underlying deposit or debt transactions, therefore ensuring no hedge ineffectiveness at inception. The Company ensures that the interest-rate swaps meet the requirements for utilizing the short-cut method in accordance with paragraph 68 of SFAS 133 and maintains appropriate documentation for each interest-rate swap.  On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and the hedging counterparties are evaluated to ensure that there are no adverse developments regarding counterparty default, therefore ensuring continuous effectiveness.  For fair value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings, on the same line in the consolidated statement of income as the related hedged item.  For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest rate swaps is recorded as an adjustment to net interest income for the hedged items.

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

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense.   For the nine-month period ended September 30, 2008, the Company accrued approximately $1.3 million in potential interest and penalties associated with uncertain tax positions.   The Company had approximately $10.3 million, $8.9 million, and $5.9 million of accrued interest and penalties as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively.

The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions.  The Internal Revenue Service (“IRS”) completed its audits of the Company for the tax years 2002 through 2005 resulting in no material financial statement impact. The Company is currently being audited by the IRS for the years 2006-2007 and by the Franchise Tax Board for the years 1998-2004. The potential financial statement impact, if any, resulting from completion of these audits cannot be determined at this time.

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of September 30, 2008, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

11.            Retirement Plans - The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries.  The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. The Company recorded profit sharing contributions expense of $4.4 million and $12.9 million for the three and nine-month periods ended September 30, 2008, respectively, compared to $4.1 million and $12.1 million for the three and nine-month periods ended September 30, 2007, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) for one of its executive officers.  The SERP meets the definition of a pension plan per FASB Statement No. 87, Employers’ Accounting for Pensions. The Company applies FASB Statement No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), in accounting for the SERP.  At September 30, 2008, there was a $3.7 million unfunded pension liability related to the SERP.  Pension expense for the three- and nine-month periods ended September 30, 2008 was $0.1 million and $0.4 million, respectively. Pension expense for the same periods of 2007 were $0.2 million and $0.6 million, respectively.

There is also a SERP covering three former executives of the Pacific Bank, which the Company acquired in 2000.  As of September 30, 2008 there was an unfunded pension liability for this SERP of $2.3 million.  Expense for the three- month periods ended September 30, 2008 and 2007 was insignificant.  Expense for the nine-month periods ended September 30, 2008 and 2007 was $0.1 million.

The Company does not provide any other post-retirement employee benefits beyond the profit-sharing retirement plan and the SERPs.

12.            Guarantees - In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term guarantee.  The maximum liability under the guarantee is $23 million.  The Company does not expect to make any payments under the terms of this guarantee, and accordingly, has not accrued for any portion of it.

13.         Variable Interest Entities - The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing.  The Company evaluates its interest in these entities to determine whether they meet the definition of a variable interest entity (“VIE”) and whether the Company is required to consolidate these entities.  None of the Company’s investments in VIEs met the criteria for consolidation at September 30, 2008, December 31, 2007, or September 30, 2007.  The Company initially records its investment in these entities at cost, which approximates the maximum exposure to loss as a result of its involvement with these unconsolidated entities.  Subsequently, the carrying value is amortized over the stream of available tax credits and benefits.  The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits.  The balance of affordable housing investments was $72.5 million, $73.6 million and $67.9 million at September 30, 2008, December 31, 2007, and September 30, 2007, respectively.  Affordable housing VIEs are included in Affordable housing investments in the consolidated balance sheet with associated income reported in Other noninterest income in the consolidated statement of income.

The Company also has ownership interests in several private equity and alternative investment funds that are variable interest entities.   The Company is not required to consolidate these VIEs.  The Company carries its investment in these entities at cost, which approximates the maximum exposure to loss as a result of its involvement with these entities.  The Company expects to recover its investments over time, primarily through the allocation of fund income or loss, gains or losses on the sale of fund assets or interest income.  The balance in these entities was $34.0 million, $28.4 million and $23.6 million at September 30, 2008, December 31, 2007, and September 30, 2007, respectively, and is included in Other assets in the consolidated balance sheet.  Income associated with these investments is reported in Other noninterest income in the consolidated statement of income. The Company reviews these investments at least quarterly for possible other-than-temporary impairment. In addition to the entities described above, Convergent Wealth is the administrative manager of the Barlow Long-Short Equity Fund, a hedge fund that is a variable interest entity.  Convergent Wealth is not required to consolidate this entity.

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

As of September 30, 2008, affiliate minority ownership interests with a redemption value of $23.0 million could be put to the Company over the next 10 years or longer under the put provisions in the affiliate operating agreements.  The terms of the put provisions vary by agreement, but the value of the put is generally based on the application of a growth multiple to distributable revenues. In the event of certain circumstances, including but not limited to death or disability, the parent company may be obligated to purchase some of these shares.  This estimate reflects the maximum obligation to purchase equity interests in the affiliates that may be put to the parent company by affiliate owners exercising their put rights under normal operating circumstances.  The amount and timing of the obligation can be limited by various factors such as our ownership level, first rights of refusal by other minority owners and other factors contained in the affiliate operating agreements.  In extraordinary circumstances, including but not limited to death or disability of affiliate minority owners, the estimated purchase obligations could be accelerated or be greater than the amounts shown.  There are additional affiliate ownership interests held by affiliate minority owners that are not available to be put to the parent company in the normal course of operations, but that the parent company may be required to purchase under certain circumstances, such as death or disability of the minority shareholder.  The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations.

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

The Other segment includes all other subsidiaries of the Company, the portion of corporate departments, including the Treasury Department and the Asset Liability Funding Center, that have not been allocated to the other segments, and inter-segment eliminations for revenue recognized in multiple segments for management reporting purposes. The Company uses traditional matched-maturity funds transfer pricing methodology.  However, both positive and negative variances occur over time when transfer pricing non-maturing balance sheet items such as demand deposits.  These variances, offset in the Funding Center, are evaluated annually by management and allocated back to the business segments as deemed necessary.

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

City National Corporation

Segment Results

	For the three months ended September 30, 2008
	Commercial and	Wealth		Consolidated
(Dollars in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$160,328	$577	$(8,101)	$152,804
Provision for credit losses	35,000	—	—	35,000
Noninterest income	48,812	53,632	(52,366)	50,078
Depreciation and amortization	1,840	533	3,129	5,502
Noninterest expense and minority interest	118,769	36,877	(15,391)	140,255
Income (loss) before income taxes	53,531	16,799	(48,205)	22,125
Provision (benefit) for income taxes	12,025	4,378	(10,829)	5,574
Net income (loss)	$41,506	$12,421	$(37,376)	$16,551

Selected Average Balances:
Loans and leases	$12,117,372	$84	$113,123	$12,230,579
Total Assets	12,375,648	589,284	3,155,652	16,120,584
Deposits	10,762,677	64,589	909,854	11,737,120
Goodwill	327,654	132,532	—	460,186
Customer-relationship intangibles, net	13,610	39,814	—	53,424

	For the three months ended September 30, 2007
	Commercial and	Wealth		Consolidated
(Dollars in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$157,852	$962	$(5,088)	$153,726
Provision for credit losses	—	—	—	—
Noninterest income	38,525	53,840	(11,132)	81,233
Depreciation and amortization	1,685	491	3,099	5,275
Noninterest expense and minority interest	106,750	38,702	(13,330)	132,122
Income (loss) before income taxes	87,942	15,609	(5,989)	97,562
Provision (benefit) for income taxes	33,559	6,195	(2,285)	37,469
Net income (loss)	$54,383	$9,414	$(3,704)	$60,093

Selected Average Balances:
Loans and leases	$11,062,870	$155	$128,092	$11,191,117
Total Assets	11,454,695	522,818	3,617,349	15,594,862
Deposits	11,209,041	60,504	1,172,644	12,442,189
Goodwill	326,982	100,985	—	427,967
Customer-relationship intangibles, net	19,858	70,000	—	89,858

City National Corporation

Segment Results

	For the nine months ended September 30, 2008
	Commercial and	Wealth		Consolidated
(Dollars in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$473,395	$2,670	$(24,928)	$451,137
Provision for credit losses	87,000	—	—	87,000
Noninterest income	139,024	161,706	(89,372)	211,358
Depreciation and amortization	5,602	1,601	9,261	16,464
Noninterest expense and minority interest	348,007	110,695	(44,744)	413,958
Income (loss) before income taxes	171,810	52,080	(78,817)	145,073
Provision (benefit) for income taxes	56,661	18,383	(25,993)	49,051
Net income (loss)	$115,149	$33,697	$(52,824)	$96,022

Selected Average Balances:
Loans and leases	$11,895,994	$96	$97,715	$11,993,805
Total Assets	12,180,539	556,875	3,236,871	15,974,285
Deposits	10,726,756	65,148	859,370	11,651,274
Goodwill	328,110	125,981	—	454,091
Customer-relationship intangibles, net	15,035	46,305	—	61,340

	For the nine months ended September 30, 2007
	Commercial and	Wealth		Consolidated
(Dollars in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$456,903	$1,397	$(4,401)	$453,899
Provision for credit losses	—	—	—	—
Noninterest income	110,121	147,855	(37,107)	220,869
Depreciation and amortization	4,843	1,196	9,358	15,397
Noninterest expense and minority interest	312,541	104,336	(38,448)	378,429
Income (loss) before income taxes	249,640	43,720	(12,418)	280,942
Provision (benefit) for income taxes	92,680	17,081	(4,610)	105,151
Net income (loss)	$156,960	$26,639	$(7,808)	$175,791

Selected Average Balances:
Loans and leases	$10,801,569	$2,113	$117,622	$10,921,304
Total Assets	11,221,925	395,017	3,680,400	15,297,342
Deposits	11,081,793	56,769	1,172,843	12,311,405
Goodwill	302,342	66,278	—	368,620
Customer-relationship intangibles, net	17,409	49,422	—	66,831

16. Loan Concentration- The Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada.  Concentrations of credit risk arise when a number of clients are engaged in similar business activities or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.  Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California.  Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada.

17. Subsequent Event- On October 27, 2008, the Company received preliminary approval of its application for the United States Treasury Department to invest approximately $395 million in the Company’s preferred stock and warrants.  This investment will increase the Company’s tier 1 captial ratio to approximately 12 percent.  The Company will use the funds to pursue its longstanding growth strategy which includes expanding existing client relationships, adding new clients, increasing loans and making selected acquisitions.  The terms of the investment will be consistent with those established in the Treasury’s Capital Purchase Program. The transaction is expected to close in the fourth quarter of 2008.

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			September 30, 2008 from
	September 30,	June 30,	September 30,	June 30,	September 30,
Dollars in thousands, except per share amounts	2008	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
For The Quarter
Net income	$16,551	$35,484	$60,093	(53)%	(72)%
Net income per common share, basic	0.35	0.74	1.24	(53)	(72)
Net income per common share, diluted	0.34	0.73	1.22	(53)	(72)
Dividends per common share	0.48	0.48	0.46	0	4

At Quarter End
Assets	$16,330,868	$16,339,258	$15,547,397	(0)	5
Securities	2,470,169	2,507,807	2,756,145	(2)	(10)
Loans and leases	12,278,517	12,178,330	11,190,080	1	10
Deposits	12,167,660	11,896,337	12,180,514	2	(0)
Shareholders’ equity	1,666,450	1,667,648	1,633,759	(0)	2
Book value per common share	34.61	34.90	33.99	(1)	2

Average Balances
Assets	$16,120,584	$16,077,156	$15,594,862	0	3
Securities	2,358,938	2,453,162	2,830,465	(4)	(17)
Loans and leases	12,230,579	12,058,854	11,191,117	1	9
Deposits	11,737,120	11,694,698	12,442,189	0	(6)
Shareholders’ equity	1,684,850	1,694,520	1,622,842	(1)	4

Selected Ratios
Return on average assets (annualized)	0.41%	0.89%	1.53%	(54)	(73)
Return on average shareholders’ equity (annualized)	3.91	8.42	14.69	(54)	(73)
Corporation’s tier 1 leverage	8.01	7.89	7.80	2	3
Corporation’s tier 1 risk-based capital	9.13	9.28	9.57	(2)	(5)
Corporation’s total risk-based capital	11.04	11.21	12.01	(2)	(8)
Period-end shareholders’ equity to period-end assets	10.20	10.21	10.51	(0)	(3)
Dividend payout ratio, per share	140.24	65.40	37.26	114	276
Net interest margin	4.23	4.23	4.42	0	(4)
Efficiency ratio (1)	70.74	60.13	57.67	18	23

Asset Quality Ratios
Nonaccrual loans to total loans and leases	1.23%	0.87%	0.23%	41	435
Nonaccrual loans and OREO to total loans and leases and OREO	1.25	0.95	0.23	32	443
Allowance for loan and lease losses to total loans and leases	1.69	1.52	1.36	11	24
Allowance for loan and lease losses to nonaccrual loans	137.88	174.30	579.63	(21)	(76)
Net (charge-offs) to average loans (annualized)	(0.42)	(0.63)	(0.13)	(33)	223

At Quarter End
Assets under management (2)	$33,105,611	$33,773,408	$37,112,030	(2)	(11)
Assets under management or administration (2)	52,367,168	53,509,662	59,243,503	(2)	(12)

(1)   The efficiency ratio is defined as noninterest expense excluding OREO expense divided by total revenue (net interest income on a taxable-equivalent basis and noninterest income).

(2)   Excludes $6.9 billion, $9.0 billion, and $12.1 billion of assets under management for the asset manager in which the Company holds a minority ownership interest as of September 30, 2008, June 30, 2008, and September 30, 2007, respectively.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” below relating to “forward-looking” statements included in this report.

RESULTS OF OPERATIONS

Critical Accounting Policies

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles. The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified seven policies as being critical because they require management to make estimates, assumptions and judgments that affect the reported amount of assets and liabilities, contingent assets and liabilities, and revenues and expenses included in the consolidated financial statements.  Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.  The Company’s critical accounting policies include those that address the accounting for securities, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, stock-based compensation plans, goodwill and other intangible assets, derivatives and hedging activities, income taxes, and the valuation of financial assets and liabilities reported at fair value.  The Company has not made any significant changes in its critical accounting policies or its estimates and assumptions from those disclosed in its 2007 Annual Report other than the adoption of SFAS 157 effective January 1, 2008. The Company has revised certain assumptions related to the adoption of SFAS 157 as discussed below and in Note 5 to the consolidated financial statements.

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

There were several new accounting pronouncements in the first nine months of 2008.  See Note 4 of the Notes to The Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to The Consolidated Financial Statements in the Company’s Form 10-K as of December 31, 2007 for further details.  The Company does not anticipate these pronouncements will have a significant impact on its financial statements.

Overview

The Company recorded net income of $16.6 million, or $0.34 per share, for the third quarter of 2008.  The Company earned $1.22 per share in the third quarter of 2007, and $0.73 per share in the second quarter of 2008.  Excluding securities impairment charges of $19.6 million, or $0.40 per share, third-quarter net income amounted to $36.2 million, or $0.74 per share.  Management believes that it is useful for investors to understand the impact of the impairment charges on the Company’s results of operations.  Although third-quarter earnings were challenged by securities impairment charges stemming from unprecedented disruption in the financial markets, City National’s fundamentals are solid and capital, liquidity and credit reserves remain strong.  The Company is not burdened by many of the highly publicized problems affecting other financial institutions.  City National Bank does not make subprime residential mortgage loans, nor does the Company hold any subprime loans or subprime collateralized debt obligations in its loan or securities portfolio.

Highlights

•                  Average loans and leases for the second quarter of 2008 grew to $12.2 billion, up 9 percent from the same period a year ago.

•                  Average core deposits were $10.5 billion, up 1 percent from the third quarter of 2007.

•                  Third-quarter 2008 net income reflects a $35 million provision for credit losses.  Taking into account net charge-offs of $12.8 million, the third-quarter provision added an incremental $23 million to the Company’s allowance for loan and lease losses.  At September 30, 2008, the Company’s allowance was $208.0 million, or 169 basis points of total loans and leases.  The Company made no provision for credit losses in the third quarter of 2007.

•                  Noninterest income decreased to $50.1 million for the current quarter from $81.5 million for the year-earlier quarter. Excluding securities impairment charges, noninterest income totaled $82.7 million, an increase of 2 percent from the third quarter of 2007.

•                  The Company’s net interest margin averaged 4.23 percent in the third quarter of 2008, unchanged from the second quarter of this year.

•                  The Company remained well capitalized.  Its period-end ratio of equity-to-total assets at September 30, 2008 was 10.2 percent, compared to 10.5 percent at September 30, 2007 and 10.2 percent at June 30, 2008.

Outlook

The Company had a profitable third quarter, as most of its businesses continued to perform in line with expectations.  The Company’s credit reserves, capital and liquidity remain strong.

Looking to the fourth quarter of 2008, the Company expects noninterest income to slow due to declines in the equity markets.  The Company also anticipates more subdued loan growth and additional pressure on its net interest margin due to lower interest rates.

The Company expects 2008 earnings per share of between $2.65 and $2.75. Excluding the after-tax impairment charges of $19.6 million, or $0.40 per share, the Company expects 2008 earnings per share of between $3.05 and $3.15.

As previously disclosed, on October 27, 2008 the Company received preliminary approval of its application for the United States Treasury Department to invest approximately $395 million in the Company’s preferred stock and warrants. This investment will increase the Company’s Tier 1 capital ratio to approximately 12 percent.

Net Interest Income

Fully taxable-equivalent net interest income totaled $157.1 million for the third quarter of 2008, compared to $158.1 million for the same period last year and $154.4 million in the second quarter of 2008.

	For the three months ended			For the three
	September 30,		%	months ended	%
Dollars in millions	2008	2007	Change	June 30, 2008	Change
Average Loans and Leases	$12,230.6	$11,191.1	9	$12,058.9	1
Average Total Securities	2,358.9	2,830.5	(17)	2,453.2	(4)
Average Earning Assets	14,767.8	14,198.4	4	14,694.6	0
Average Deposits	11,737.1	12,442.2	(6)	11,694.7	0
Average Core Deposits	10,514.8	10,388.0	1	10,551.4	(0)
Fully Taxable-Equivalent
Net Interest Income	157.1	158.1	(1)	154.4	2
Net Interest Margin	4.23%	4.42%	(4)	4.23%	0

The Company’s yield on earning assets for the third quarter of 2008 was 5.38 percent down from 5.42 percent in the second quarter of 2008 and 6.55 percent in the third quarter of 2007.  The bank’s prime rate was 5.00 percent on September 30, 2008, down from 2.75 percent from September 30, 2007 and unchanged from June 30, 2008.  The net interest margin for the third quarter of 2008 was 4.23 percent, compared to 4.23 percent and 4.42 percent for the quarters ended June 30, 2008 and September 30, 2007, respectively.  The decline from the prior year is attributable primarily to reductions in short-term interest rates  and growth in average loan and leases.

Third-quarter average loan and lease balances reached $12.2 billion, an increase of 9 percent over the same period last year and 1 percent from the second quarter of 2008.  The commercial loan portfolio grew 10 percent over the third quarter of 2007 and 1 percent from the second quarter of 2008.  Average single family residential mortgage loans to the Company’s private banking clients increased 9 percent from the third quarter of last year and 2 percent from the second quarter of 2008.  The residential mortgage loan portfolio has an average loan-to-value ratio of 50 percent at origination and continues to perform well.  Commercial real estate loans grew 10 percent from the third quarter of 2007 but were virtually unchanged from the second quarter of 2008.  Real estate construction loans outstanding increased 4 percent from the same period a year ago and decreased 4 percent from the second quarter of 2008.  Within the construction portfolio, there is weakness in consumer-oriented property types, including for-sale housing and, to a lesser extent, retail projects. These portfolios are diverse in terms of geography and product type. They consist primarily of recourse loans to well-established real estate developers and are generally located in established urban markets. Most of these developers are clients with whom the Bank has significant long-term relationships.

The Company’s average deposits totaled $11.7 billion in the third quarter of 2008, a 6 percent decrease from the third quarter of 2007 as the Company was able to reduce its holdings of higher-cost non-core time deposits.  Average deposits grew slightly from the second quarter of 2008.

As part of its long-standing asset and liability management strategies, the Company uses “plain vanilla” interest rate swaps to hedge loans, deposits, and borrowings.  The notional value of these swaps was $715.9 million at September 30, 2008, unchanged from September 30, 2007, and down slightly from $0.9 billion at December 31, 2007.  The following table presents the impact of fair value and cash-flow hedges on net interest income:

	Third Quarter	Fourth Quarter	Third Quarter
(Dollars in millions)	2008	2007	2007
Fair Value Hedges	$1.1	$0.0	$0.0
Cash Flow Hedges	1.3	(0.1)	(1.2)
Total	$2.4	$(0.1)	$(1.2)

Recent decreases in interest rates are expected to reduce interest income on variable rate loans.  This reduction will be partially offset by the income from existing swaps qualifying as cash flow hedges.  The net interest accrual on these swaps over the next 12 months is projected to be $1.6 million based on current market conditions.  Both the income for the quarter and the projected income for the next 12 months should be viewed in context with the benefit the Company has received from increases in interest rates in the past and the decline in income the Company will experience from decreases in interest rates.

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.  The following table presents the components of net interest income on a fully taxable-equivalent basis for the three and nine-month periods ended September 30, 2008 and 2007.

Net Interest Income Summary

	For the three months ended			For the three months ended
	September 30, 2008			September 30, 2007
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,727,185	$62,931	5.30%	$4,303,498	$80,520	7.42%
Commercial real estate mortgages	2,094,914	34,344	6.52	1,896,667	34,924	7.31
Residential mortgages	3,335,160	46,882	5.62	3,062,898	42,766	5.59
Real estate construction	1,403,706	17,808	5.05	1,344,169	29,172	8.61
Equity lines of credit	513,061	5,592	4.34	405,933	7,808	7.63
Installment	156,553	2,318	5.89	177,952	3,299	7.35
Total loans and leases (3)	12,230,579	169,875	5.53	11,191,117	198,489	7.04
Due from banks - interest-bearing	94,459	440	1.85	98,106	861	3.48
Federal funds sold and securities purchased under resale agreements	5,242	24	1.88	10,171	137	5.33
Securities available-for-sale	2,240,698	27,814	4.97	2,746,155	32,783	4.78
Trading account securities	118,240	576	1.94	84,309	1,112	5.23
Other interest-earning assets	78,629	1,168	5.92	68,524	1,062	6.15
Total interest-earning assets	14,767,847	199,897	5.39	14,198,382	234,444	6.55
Allowance for loan and lease losses	(182,183)			(157,385)
Cash and due from banks	375,307			433,673
Other non-earning assets	1,159,613			1,120,192
Total assets	$16,120,584			$15,594,862

Liabilities and Shareholders’ Equity
Interest-bearing deposits (2)
Interest checking accounts	$826,304	$1,495	0.72	$778,082	$1,339	0.68
Money market accounts	3,780,027	15,961	1.68	3,747,808	29,832	3.16
Savings deposits	137,712	153	0.44	145,792	180	0.49
Time deposits - under $100,000	213,436	1,549	2.89	232,109	2,368	4.05
Time deposits - $100,000 and over	1,222,287	7,531	2.45	2,054,148	24,569	4.75
Total interest-bearing deposits	6,179,766	26,689	1.72	6,957,939	58,288	3.32

Federal funds purchased and securities sold under repurchase agreements	1,357,166	7,767	2.28	672,449	8,458	4.99
Other borrowings	1,116,500	8,346	2.97	619,598	9,594	6.14
Total interest-bearing liabilities	8,653,432	42,802	1.97	8,249,986	76,340	3.67
Noninterest-bearing deposits	5,557,354			5,484,249
Other liabilities	224,948			237,785
Shareholders’ equity	1,684,850			1,622,842
Total liabilities and shareholders’ equity	$16,120,584			$15,594,862
Net interest spread			3.42%			2.88%
Fully taxable-equivalent net interest and dividend income		$157,095			$158,104
Net interest margin			4.23%			4.42%
Less: Dividend income included in other income		1,168			1,062
Fully taxable-equivalent net interest income		$155,927			$157,042

(1)      Net interest income is presented on a fully taxable-equivalent basis.

(2)      Certain prior period balances have been reclassified to conform to the current period presentation.

(3)      Includes average nonaccrual loans of $128,221 and $25,548 for 2008 and 2007, respectively.

(4)      Loan income includes loan fees of $4,785 and $5,160 for 2008 and 2007, respectively.

Net Interest Income Summary

	For the nine months ended			For the nine months ended
	September 30, 2008			September 30, 2007
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
Dollars in thousands	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,619,699	$194,081	5.61%	$4,241,821	$233,166	7.35%
Commercial real estate mortgages	2,026,798	100,417	6.62	1,863,132	102,447	7.35
Residential mortgages	3,261,983	137,028	5.60	2,975,001	122,557	5.49
Real estate construction	1,445,672	61,227	5.66	1,253,403	81,906	8.74
Equity lines of credit	474,050	16,962	4.78	401,445	23,208	7.73
Installment	165,603	7,561	6.10	186,502	10,467	7.50
Total loans and leases (3)	11,993,805	517,276	5.76	10,921,304	573,751	7.02
Due from banks - interest-bearing	89,173	1,491	2.23	86,761	1,877	2.89
Federal funds sold and securities purchased under resale agreements	7,371	147	2.66	16,100	639	5.31
Securities available-for-sale	2,345,649	85,950	4.89	2,843,998	100,949	4.73
Trading account securities	99,496	1,598	2.15	70,371	2,869	5.45
Other interest-earning assets	76,329	3,219	5.63	58,849	2,716	6.17
Total interest-earning assets	14,611,823	609,681	5.57	13,997,383	682,801	6.52
Allowance for loan and lease losses	(170,055)			(158,945)
Cash and due from banks	380,252			433,713
Other non-earning assets	1,152,265			1,025,191
Total assets	$15,974,285			$15,297,342

Liabilities and Shareholders’ Equity
Interest-bearing deposits (2)
Interest checking accounts	$838,672	$4,419	0.70	$777,110	$3,334	0.57
Money market accounts	3,709,868	53,974	1.94	3,630,499	83,727	3.08
Savings deposits	135,097	367	0.36	149,810	539	0.48
Time deposits - under $100,000	213,693	4,976	3.11	246,035	7,301	3.97
Time deposits - $100,000 and over	1,231,350	29,075	3.15	1,998,063	71,145	4.76
Total interest-bearing deposits	6,128,680	92,811	2.02	6,801,517	166,046	3.26

Federal funds purchased and securities sold under repurchase agreements	1,254,052	25,009	2.66	580,440	22,204	5.11
Other borrowings	1,142,866	28,108	3.29	610,367	27,983	6.13
Total interest-bearing liabilities	8,525,598	145,928	2.28	7,992,324	216,233	3.62
Noninterest-bearing deposits	5,522,594			5,509,888
Other liabilities	236,032			212,999
Shareholders’ equity	1,690,061			1,582,131
Total liabilities and shareholders’ equity	$15,974,285			$15,297,342
Net interest spread			3.29%			2.90%
Fully taxable-equivalent net interest and dividend income		$463,753			$466,568
Net interest margin			4.24%			4.46%
Less: Dividend income included in other income		3,219			2,716
Fully taxable-equivalent net interest income		$460,534			$463,852

(1)   Net interest income is presented on a fully taxable-equivalent basis.

(2)   Certain prior period balances have been reclassified to conform to the current period presentation.

(3)   Includes average nonaccrual loans of $112,377 and $23,162 for 2008 and 2007, respectively.

(4)   Loan income includes loan fees of $13,601 and $13,443 for 2008 and 2007, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities.  The following table shows changes in net interest income on a fully taxable-equivalent basis between the third quarter and first nine months of 2008 and 2007, as well as between the third quarter and first nine months of 2007 and 2006.

Changes In Net Interest Income

	For the three months ended September 30,			For the three months ended September 30,
	2008 vs. 2007			2007 vs. 2006
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans and leases	$17,063	$(45,678)	$(28,615)	$20,744	$4,112	$24,856
Securities available-for-sale	(6,246)	1,278	(4,968)	(5,281)	1,101	(4,180)
Due from banks - interest-bearing	(31)	(390)	(421)	264	240	504
Trading account securities	336	(872)	(536)	396	1	397
Federal funds sold and securities purchased under resale agreements	(48)	(64)	(112)	98	(17)	81
Other interest-earning assets	149	(42)	107	335	90	425
Total interest-earning assets	11,223	(45,768)	(34,545)	16,556	5,527	22,083

Interest paid on:
Interest checking deposits	80	76	156	72	629	701
Money market deposits	253	(14,124)	(13,871)	3,705	5,235	8,940
Savings deposits	(10)	(18)	(28)	(19)	31	12
Time deposits	(7,968)	(9,888)	(17,856)	1,213	1,028	2,241
Other borrowings	10,907	(12,846)	(1,939)	4,650	171	4,821
Total interest-bearing liabilities	3,262	(36,800)	(33,538)	9,621	7,094	16,715
	$7,961	$(8,968)	$(1,007)	$6,935	$(1,567)	$5,368

	For the nine months ended September 30,			For the nine months ended September 30,
	2008 vs. 2007			2007 vs. 2006
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
Dollars in thousands	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans and leases	$52,856	$(109,331)	$(56,475)	$53,842	$22,112	$75,954
Securities available-for-sale	(18,279)	3,281	(14,998)	(24,692)	4,609	(20,083)
Due from banks - interest-bearing	51	(437)	(386)	684	433	1,117
Trading account securities	895	(2,166)	(1,271)	826	(98)	728
Federal funds sold and securities purchased under resale agreements	(257)	(236)	(493)	(239)	79	(160)
Other interest-earning assets	756	(253)	503	541	309	850
Total interest-earning assets	36,022	(109,142)	(73,120)	30,962	27,444	58,406

Interest paid on:
Interest checking deposits	280	805	1,085	44	1,690	1,734
Money market deposits	1,795	(31,547)	(29,752)	5,451	24,497	29,948
Savings deposits	(49)	(124)	(173)	(69)	114	45
Time deposits	(23,204)	(21,191)	(44,395)	14,074	9,870	23,944
Other borrowings	34,399	(31,469)	2,930	(1,766)	4,711	2,945
Total interest-bearing liabilities	13,221	(83,526)	(70,305)	17,734	40,882	58,616
	$22,801	$(25,616)	$(2,815)	$13,228	$(13,438)	$(210)

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

The Company recorded a $35 million provision for credit losses in the quarter ended September 30, 2008.  The provision for credit losses reflects management’s ongoing assessment of the current credit environment and was significantly influenced by current period net charge-offs, the level of criticized assets and, to a lesser extent, growth in loans and leases and credit commitments. For the three months ended September 30, 2008, December 31, 2007, and September 30, 2007, net charge-offs totaled $12.8 million, $3.9 million, and $3.6 million, respectively.  For these same periods, nonaccrual loans at period end totaled $150.9 million, $75.6 million, and $26.2 million, respectively.  While a majority of new nonaccrual loans are centered in the homebuilder portfolio, there was an increase in the number of nonaccrual loans in the commercial portfolio. Although there is significant economic uncertainty, we anticipate the rate of increase in non-accrual loans to moderate through 2009 based on a decrease in the residential construction portfolio as loans are restructured, payoff and/or are charged off.

Noninterest Income

Third-quarter 2008 noninterest income of $50.1 million was 38 percent lower than the third quarter of 2007 due primarily to impairment charges resulting from unprecedented disruptions in the financial markets.  Third quarter results include a $21.9 million write-down of Fannie Mae and Freddie Mac perpetual preferred investments and a $10.7 million write down of other securities held in the Company’s $2.2 billion available-for-sale securities portfolio.

Wealth Management

The Bank provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank’s Wealth Management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services.  A portion of these fees are based on the market value of client assets managed, advised, administered or held in custody.  The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Trust and investment fees decreased 11 percent over the third quarter of 2007 and 2 percent from the prior quarter. The 25 percent increase in brokerage and mutual fund fees for the current quarter compared with the year-earlier period is due to growth in money market funds and managed fixed income accounts.

	At or for the			At or for the
	three months ended			three months
	September 30,		%	ended	%
Dollars in millions	2008	2007	Change	June 30, 2008	Change

Trust and Investment Fee Revenue	$33	$37	(11)	$34	(2)
Brokerage and Mutual Fund Fees	19	16	25	19	4
Total	$52	$53	—	$53	—

Assets Under Management (1)	$33,106	$37,112	(11)	$33,773	(2)
Total Assets Under Management or Administration (1)	$52,367	$59,244	(12)	$53,510	(2)

(1) Excludes $6.9 billion, $12.1 billion, and $9.0 billion of assets under management for an asset manager in which the Company held a minority ownership interest as of September 30, 2008, September 30, 2007, and June 30, 2008, respectively.

Assets under management (AUM) include assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from it clients. Assets under administration are assets the Company holds in a fiduciary capacity or for which it provides non-advisory services.  The table below provides a summary of AUM:

	At September 30,		%	At June 30,
(Dollars in thousands)	2008	2007	Change	2008	% Change
Assets Under Management	$33,106	$37,112	(11)	$33,773	(2)

Assets Under Administration
Brokerage	7,277	7,982	(9)	6,558	11
Custody and other fiduciary	11,984	14,150	(15)	13,179	(9)
Subtotal	19,261	22,132	(13)	19,737	(2)

Total assets under management or administration (1)	$52,367	$59,244	(12)	$53,510	(2)

(1) Excludes $6.9 billion, $12.1 billion, and $9.0 billion of assets under management for an asset manager in which the Company held a minority ownership interest as of September 30, 2008, September 30, 2007, and June 30, 2008, respectively.

Assets under management fell 11 percent from the year-earlier period and 2 percent from the prior quarter.  Assets under management or administration fell 12 percent from the year-earlier period and 2 percent from the prior quarter. Growth in the Company’s money market funds and managed fixed income accounts, resulting from a flight to safety by investors during a time of market volatility, was offset by declines in assets under management at the Company’s wealth management affiliates. The decline in AUM at the affiliates is due in part to an anticipated shift of funds by the former owner of an institutional asset management affiliate to its in-house investment manager. The level of AUM is also significantly  impacted by lower market valuations.

A distribution of AUM by type of investment is provided in the following table:

Investment	% of AUM September 30, 2008	% of AUM June 30, 2008	% of AUM September 30, 2007
Equities	34%	40%	51%
U.S. Fixed Income	20	18	17
Cash and Cash Equivalents	26	25	19
Other (1)	20	17	13
	100%	100%	100%

 (1) Includes international equities, private equity and other alternative investments.

On a percentage basis, the investment mix of assets generally does not change significantly on a quarter to quarter basis. Over the past year, there has been some shift from equities to fixed income and cash due to the relative difference in equity returns versus cash and fixed income returns in addition to the loss of certain institutional equity assets.

Other Noninterest Income

Cash management and deposit transaction fees for the third quarter of 2008 grew 41 percent from the same period last year and 2 percent from the second quarter of 2008, due to the impact of declining interest rates on compensating deposit balances and the sale of additional cash management services.

International service fees for the third quarter of 2008 grew 3 percent from the same period last year reflecting increased demand for both foreign exchange services and letters of credit, and remained unchanged from the second quarter of 2008.  International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection and other fee income.  International services fees are recognized when earned, except for the fees on commercial and standby letters of credit, which are generally deferred and recognized in income over the terms of the letters of credit.

Other service charges and fees for the third quarter of 2008 amounted to $8.4 million, up 16 percent, from the same period one year ago.  These fees were up $0.2 million or 3 percent from the second quarter of 2008.

Noninterest and Minority Interest Expense

Third-quarter 2008 noninterest and minority interest expense amounted to $145.8 million, up 6 percent from the same period last year and 3 percent from the second quarter of 2008.  The increase from last year was due in part to $1.8 million of additional expense for FDIC premiums and a $1.6 million settlement relating to licensing of check imaging and processing technology.  Excluding the higher FDIC premiums, the Company’s third quarter 2008 noninterest expense grew 4 percent from the same period last year.

Staffing expenses for the quarter amounted to $89.4 million, up 6 percent from one year ago, as a result of salary increases and higher stock-based compensation expense.  Average full-time equivalent staff increased to 3,027 for the quarter ended September 30, 2008, compared with 2,878 for the year-earlier period. Staffing expenses were up 2 percent from the second quarter of 2008.

Legal and professional fees fell 3 percent from the third quarter of 2007 due to lower litigation expenses and customer-related professional fees, and increased 11 percent from the second quarter of 2008.

Minority interest expense consists of preferred stock dividends paid by the Bank’s real estate investment trust subsidiaries as well as the minority ownership share of the earnings of the Corporation’s majority-owned investment advisory affiliates.  See Note 14 to the Unaudited Financial Statements for additional information about minority interest expense.

The Company’s third-quarter efficiency ratio was 70.74 percent compared with 57.66 percent for the third quarter of 2007, and 60.13 percent for the second quarter of 2008.  The increase from the third quarter of 2007 was due primarily to the securities impairment charges mentioned earlier.

Share-Based Compensation Expense

The Company applies SFAS 123R in accounting for stock option plans.  A Black-Scholes valuation methodology is used to determine the fair value of options granted.

The compensation cost charged against income for all share-based awards was $3.6 million and $10.8 million for the three and nine-month periods ended September 30, 2008, respectively, compared to $3.4 million and $10.5 million for the three and nine-month periods ended September 30, 2007, respectively.  The Company received $19.6 million and $21.0 million in cash from the exercise of stock options during the nine months ended September 30, 2008 and September 30, 2007, respectively.  The tax benefit recognized in equity for stock-based compensation arrangements was $3.8 million and $7.2 million for the nine months ended September 30, 2008 and 2007, respectively.   See Note 8 to the Unaudited Financial Statements for a description of the stock option plan and method of estimating the fair value of option awards.

As of September 30, 2008 there was $21.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.2 years.  The total number of shares vested during the nine months ended September 30, 2008 was 406,039.

Segment Results

Our reportable segments are Commercial and Private Banking, Wealth Management and Other.  For a more complete description of our segments, including summary financial information, see Note 15 to the Unaudited Financial Statements.

Commercial and Private Banking

Net income of $41.5 million in the third quarter of 2008 for the Commercial and Private Banking segment decreased $12.9 million, or 24 percent, from the $54.4 million for the third quarter of 2007 primarily as a result of the $35.0 million provision for credit losses.  For the first nine months of 2008, net income decreased to $115.1 million, a decline of 27 percent compared to the same period in 2007. The decrease in net income for the quarter and year to date is due to the higher provision for credit losses in 2008.  Refer to page 32 of this report for further discussion of the Provision for Credit Losses. Net interest income increased to $160.3 million and $473.4 million for the third quarter and first nine months of 2008, respectively, from $157.9 million and $456.9 million for the year-earlier periods, respectively.  The increase in net interest income for the quarter and year-to-date compared with the prior year periods was driven by loan growth, primarily in commercial, commercial real estate and residential mortgage loans. Loan growth offset the impact of decreases in the prime rate and net interest margin compared with the year-eariler periods.  Average loans were $12.1 billion in the third quarter of 2008, up 10 percent from $11.1 billion in the third quarter of 2007.  Average deposits were $10.8 billion in the third quarter of 2008, a decrease of 4 percent from the same period last year.  The decrease in deposits was primarily due to the planned maturity and non-renewal of higher cost promotional certificates of deposit. Noninterest income increased 27 percent to $48.8 million in the third quarter of 2008 compared to the third quarter of 2007, and 26 percent for the first nine months of 2008 compared to the same period of 2007. The increase is primarily due to higher cash management and deposit transaction fees, higher trust and mutual fund fees and higher international services fees.  Noninterest expense, including depreciation, was $12.2 million, or 11 percent, higher for the three months ended September 30, 2008 compared to the same period in 2007.  Year-to-date noninterest expense was $36.2 million or 11 percent higher in 2008 than in 2007.

Wealth Management

The Wealth Management segment had net income of $12.4 million in the third quarter of 2008, an increase of $3.0 million, or 32 percent, from $9.4 million for the third quarter of 2007.  Net income increased to $33.7 million, or 26 percent, for the nine months ended September 30, 2008, compared to $26.6 million for the comparable period in 2007. Noninterest income of $53.6 million for third quarter 2008 was down slightly from the prior year period.  For the nine monthes ended September 30, 2008, noninterest income increased to $161.7 million, or 9 percent, from the year-earlier period. Refer to page 32 of this report for a discussion of the factors impacting fee income for the Wealth Management segment.  Noninterest expense, including depreciation, was $1.8 million, or 5 percent, lower during the third quarter of 2008 compared to the third quarter of 2007.  The decrease in noninterest expense compared with the prior year quarter is largely due to the decrease in minority interest expense. Year-to-date noninterest expense, including depreciation and minority interest expense, was $6.8 million, or 6 percent, higher in 2008 than in 2007.  Year-to-date noninterest expense for 2008 includes nine months of expense for Convergent Wealth compared with 5 months for 2007, and expenses related to the opening of the Los Angeles office of Convergent Wealth in 2008.

Other

The net loss in the Other segment increased to $37.4 million for the third quarter of 2008 compared to $3.7 million for the third quarter of 2007, and to $52.8 million, for the nine months ended September 30, 2008, compared to $7.8 million for the same period in 2007.  The increase in the net loss for the quarter and year to date is largely due to $19.6 million, after tax, of impairment charges recorded on investment securities.  Results for the segment were also impacted by higher net funding costs in the Asset Liability Funding Center and an increase in inter-segment revenue, which is eliminated in this segment.

Income Taxes

The effective tax rate for the third quarter of 2008 was 25.2 percent, compared to 38.4 percent in the third quarter of last year.  The effective tax rate for the first nine months of 2008 was 33.8 percent compared to 37.4 percent for the same period in 2007. The lower effective tax rate for third-quarter 2008 is attributable to the fact that the Company’s beneficial permanent book to tax differences are stable from period to period and as a result, the favorable impact of these differences on the Company’s effective tax rate increases as pre-tax income decreases relative to these stable book to tax differences.

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense.  For the nine-month period ended September 30, 2008, the Company recognized approximately $1.3 million in interest and penalties.  The Company had approximately $10.3 million and $8.9 million of accrued interest and penalties as of September 30, 2008 and December 31, 2007, respectively.

The Internal Revenue Service (“IRS”) has completed its audits of the Company for the years 2002 through 2005 resulting in no material financial statement impact.  The Company is currently being audited by the IRS for the years 2006-2007 and by the Franchise Tax Board for the years 1998-2004.   The potential financial statement impact, if any, resulting from the completion of the audits is not determinable at this time.

BALANCE SHEET ANALYSIS

Total assets were $16.3 billion at September 30, 2008 compared to $15.5 billion at September 30, 2007, and $16.3 billion at June 30, 2008.  Average assets for the third quarter of 2008 were $16.1 billion compared to $15.6 billion for the third quarter of 2007.

Total average interest-earning assets for the third quarter of 2008 were $14.8 billion, compared to $14.2 billion for the third quarter of 2007 and $14.7 billion for the second quarter of 2008.

 Securities

Comparative period-end securities portfolio balances are presented below:

Securities Available-for-Sale

	September 30,		December 31,		September 30,
	2008		2007		2007
Dollars in thousands	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury	$45,784	$45,940	$45,106	$45,228	$59,916	$59,988
Federal Agency	29,933	30,135	50,996	51,042	100,994	100,616
CMO’s	952,337	912,293	1,041,692	1,027,439	1,079,423	1,058,578
Mortgage-backed	650,616	642,078	822,193	807,534	855,126	829,195
State and Municipal	370,118	364,333	391,790	395,455	390,004	390,841
Other	109,403	96,731	65,437	63,977	67,253	67,349
Total debt securities	2,158,191	2,091,510	2,417,214	2,390,675	2,552,716	2,506,567
Equity securities and mutual funds	72,001	68,408	67,689	71,980	51,283	57,416
Total securities	$2,230,192	$2,159,918	$2,484,903	$2,462,655	$2,603,999	$2,563,983

At September 30, 2008, securities available-for-sale totaled $2.2 billion, a decrease of $0.4 billion from $2.6 billion at September 30, 2007.  At September 30, 2008, the portfolio had a net unrealized loss of $70.3 million compared with net unrealized losses of $22.2 million at December 31, 2007 and $40.0 million at September 30, 2007.  The mortgage-backed securities and collateralized mortgage obligations (“CMOs”) in the Company’s portfolio are all issued by GNMA, FNMA, Freddie Mac or AAA-rated private label issues.  Refer to Impairment Assessment on the following page for a discussion of management’s assessment of the investment portfolio for other-than-temporary impairment.

The average duration of total available-for-sale securities at September 30, 2008 was 3.4 years.  This duration compares with 3.4 years at December 31, 2007 and 3.4 years at September 30, 2007.  Duration provides a measure of fair value sensitivity to changes in interest rates.  The average duration is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors.  See “Asset/Liability Management” for a discussion of the Company’s interest rate position.

The following table provides the expected remaining maturities and yields (on a fully taxable-equivalent basis) of debt securities included in the securities portfolio as of September 30, 2008, except for mortgage-backed securities which are allocated according to final maturities.  Final maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the marginal corporate federal tax rate of 35 percent.

Debt Securities Available-for-Sale

	One year		Over 1 year		Over 5 years
	or less		thru 5 years		thru 10 years		Over 10 years		Total
		Yield		Yield		Yield		Yield		Yield
Dollars in thousands	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)	Amount	(%)

U.S. Treasury	$45,940	2.19	$—	—	$—	—	$—	—	$45,940	2.19
Federal Agency	20,144	4.01	9,991	4.01	—	—	—	—	30,135	4.01
CMO’s	55,511	5.36	708,244	4.55	148,538	5.38	—	—	912,293	4.73
Mortgage-backed	7,681	3.45	466,246	4.23	153,741	4.52	14,410	5.62	642,078	4.32
State and Municipal	35,891	4.18	109,754	3.88	152,947	3.86	65,741	4.01	364,333	3.92
Other	—	—	28,382	9.90	61,044	6.97	7,305	5.80	96,731	7.74
Total debt securities	$165,167	3.97	$1,322,617	4.49	$516,270	4.86	$87,456	4.43	$2,091,510	4.54

Amortized cost	$175,334		$1,343,955		$546,337		$92,565		$2,158,191

Dividend income included in interest income on securities in the Unaudited Consolidated Statements of Income for the third quarter of 2008 and 2007 was $2.2 million and $1.0 million, respectively. Dividend income included in interest income on securities in the Unaudited Consolidated Statements of Income for the first nine months of 2008 and 2007 was $6.7 million and $5.0 million, respectively.

Impairment Assessment

Impairment exists when the fair value of a security is less than its cost. Cost includes adjustments made to the cost basis of a security for accretion, amortization and previous other-than-temporary impairments.  The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary.  Impairment is considered other-than-temporary when it becomes probable that an investor will be unable to recover the cost of an invesment.  The Company’s impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and the Company’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis. The amount of the write down is included in Impairment loss on securities in the consolidated income statement. The new cost basis is not adjusted for subsequent recoveries in fair value.

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of September 30, 2008:

(In thousands)	Less than 12 months		12 months or Greater		Total
Temporarily Impaired Securities at September 30, 2008	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
CMOs	$560,935	$24,476	$203,704	$16,402	$764,639	$40,878
Mortgage-backed	187,183	1,427	343,609	8,524	530,792	9,951
State and Municipal	205,954	7,421	6,654	388	212,608	7,809
Other debt securities	57,843	14,199	7,305	1,103	65,148	15,302
Total debt securities	1,011,915	47,523	561,272	26,417	1,573,187	73,940
Equity securities and mutual funds	54,442	3,594	—	—	54,442	3,594
Total Securities	$1,066,357	$51,117	$561,272	$26,417	$1,627,629	$77,534

At September 30, 2008, total securities available-for-sale had a fair value of $2,159.9 million, which included the temporarily impaired securities above of $1,627.6 million.  Other securities in the portfolio had a fair value of $532.3 million, which included an unrealized gain of $7.3 million. The Company attributes the losses on these securities to temporary factors such as the level of interest rates and current volatility in the credit markets. Because the Company has the ability and intent to hold these investments until their fair value recovers or until maturity, for those securities with stated maturity dates, the Company does not consider these investments to be other-than-temporarily impaired.

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that the investments discussed below were   other-than-temporarily impaired at September 30, 2008. The Company recorded an impairment loss on available-for-sale securities of $31.9 million for the three- and nine-months ended September 30, 2008.  No impairment was recorded for the three- and nine-months ended September 30, 2007.

(In thousands) Other-Than-Temporary	For the three months ended September 30,		For the nine months ended September 30,
Impairment Losses	2008	2007	2008	2007
Debt securities	$7,159	$—	$7,159	$—
Equity securities and mutual funds	24,777	—	24,777	—
Total	$31,936	$—	$31,936	$—

Perpetual Preferred Stock

The Company recorded a $21.9 million impairment loss in third quarter 2008 on its investment in perpetual preferred stock issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.  The action taken by the Federal Housing Finance Agency on September 7, 2008 placing these Government-Sponsored Agencies into conservatorship and eliminating the dividends on their preferred shares led to the Company’s determination that these securities are other-than-temporarily impaired.  The adjusted cost basis of these equity securities is $1.8 million at September 30, 2008.

Collateralized Debt Obligation Income Notes

These securities (“CDO Notes”) are equity interests in a multi-class, cash flow collateralized bond obligation backed by a collection of Trust Preferred securities issued by financial institutions.  The equity interests represent ownership of all residual cash flow from the asset pools after all fees have been paid and debt issues have been serviced.  CDO Notes are collateralized by debt securities with stated maturities and are therefore reported as debt securities in the consolidated balance sheet.  The market for CDO Notes has become increasingly inactive since the fourth quarter of 2007 with no visible trade activity in the past 6 months.  The valuation of these securities requires substantial judgment and estimation of the factors used in the cash flow model that are not currently observable in the market.  CDO Notes are classified as Level 3 in the fair value hierarchy.  See Note 5, Fair Value Measurements, to the Unaudited Financial Statements for further discussion of fair value.

The Company recorded a $7.2 million impairment loss in third quarter 2008 on its investments in CDO Notes. The fair value of these securities was determined using an internal discounted cash flow model that incorporates the Company’s assumptions about projected cash flows and risk-adjusted discount rates. The Company considered a number of factors in determining the discount rate used in the valuation model including the implied rate of return at the last date the market for CDO Notes and similar securities was active, rates of return that market participants would consider in valuing the securities and indicative quotes from dealers.  The Company determined that 25 percent is the appropriate rate to apply in discounting the projected cash flows of its CDO Notes.  The adjusted cost basis of CDO Notes is $22.7 million at September 30, 2008.

Equity Securities

The Company recorded a $2.9 million impairment loss in third quarter 2008 on its investments in equity securities and mutual funds (“equity securities”). The fair value of equity securities is based on observable market prices.  Overall, the fair value of many of the securities held has declined in recent months. The Company attributes most of the decline to recent significant market volatility and believes that current valuations are not indicative of the underlying value of these investments. Securities have been determined to be other-than-temporarily impairmed based on the magnitude and duration of the decline in fair value below cost, the likelihood of recovery and other qualitative factors specific to the individual securities.  The adjusted cost basis of equity securities is $72.0 million at September 30, 2008.

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of December 31, 2007:

(In thousands)	Less than 12 months		12 months or Greater		Total
Temporarily Impaired Securities at December 31, 2007	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
Federal Agency	$—	$—	$30,933	$66	$30,933	$66
CMOs	51,989	279	875,376	14,432	927,365	14,711
Mortgage-backed	11,398	10	712,749	15,939	724,147	15,949
State and Municipal	37,978	232	68,201	588	106,179	820
Other debt securities	22,781	1,328	8,220	541	31,001	1,869
Total debt securities	124,146	1,849	1,695,479	31,566	1,819,625	33,415
Equity securities and mutual funds	17,654	437	—	—	17,654	437
Total Securities	$141,800	$2,286	$1,695,479	$31,566	$1,837,279	$33,852

At December 31, 2007, total securities available-for-sale had a fair value of $2,462.7 million, which included the temporarily impaired securities above of $1,837.3 million.  Other securities in the portfolio had a fair value of $625.4 million, which included an unrealized gain of $11.6 million.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

	Loans and Leases
	September 30,	December 31,	September 30,
Dollars in thousands	2008	2007	2007

Commercial	$4,428,992	$4,193,436	$3,973,985
Commercial real estate mortgages	2,159,101	1,954,539	1,894,753
Residential mortgages	3,364,332	3,176,322	3,114,335
Real estate construction	1,313,735	1,429,761	1,391,034
Equity lines of credit	540,937	432,513	404,869
Installment	154,377	178,195	169,041
Lease financing	317,043	265,872	242,063
Total loans and leases, gross	12,278,517	11,630,638	11,190,080
Less allowance for loan and lease losses	(208,046)	(168,523)	(152,018)
Total loans and leases, net	$12,070,471	$11,462,115	$11,038,062

Total gross loans and leases at September 30, 2008 were 6 percent and 10 percent higher than at December 31, 2007 and September 30, 2007, respectively.  The growth from the third quarter of 2007 was primarily in commercial and residential mortgages and is due primarily to organic growth.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets.  The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposures.  The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio and has increased 50 percent or more within the last 36 months.  As of September 30, 2008, total loans for construction, land development and other land represented 89 percent of total risk-based capital; total CRE loans represented 204 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 54 percent over the last 36 months.

The following table presents information concerning nonaccrual loans, Other Real Estate Owned (“OREO”), loans which are contractually past due 90 days or more as to interest or principal payments and still accruing, and restructured loans.  Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.  The $2.3 million balance of OREO at September 30, 2008 is a 38 unit townhome complex. In October of 2008, the Company entered into a contract to sell the property. Escrow is expected to close during the fourth quarter.   The Company had no OREO at December 31, 2007 or September 30, 2007.

The following table provides information on nonaccrual loans and OREO as of September 30, 2008, June 30, 2008, December 31, 2007, and September 30, 2007:

	Nonaccrual Loans and OREO
	September 30,	June 30,	December 31,	September 30,
Dollars in thousands	2008	2008	2007	2007
Nonaccrual loans:
Commercial	$26,184	$16,444	$17,103	$7,673
Commercial real estate mortgages	5,878	5,903	1,621	1,970
Residential mortgages.	266	549	387	394
Real estate construction	113,288	81,120	55,632	15,513
Equity lines of credit	1,380	1,398	679	502
Installment.	3,890	763	139	175
Total	150,886	106,177	75,561	26,227
OREO	2,279	9,113	—	—
Total nonaccrual loans and OREO	$153,165	$115,290	$75,561	$26,227

Total nonaccrual loans as a percentage of total loans and leases	1.23%	0.87%	0.65%	0.23
Total nonaccrual loans and OREO as a percentage of total loans and OREO	1.25	0.95	0.65	0.23
Allowance for loan and lease losses to total loans and leases	1.69	1.52	1.45	1.36
Allowance for loan and lease losses to nonaccrual loans	137.88	174.30	223.03	579.63

Loans past due 90 days or more on accrual status:
Commercial	$4,930	$—	$—	$—
Other	—	2	1	—
Total	$4,930	$2	$1	$—

At September 30, 2008, there were $145.4 million of impaired loans included in nonaccrual loans, with an allowance allocation of $19.4 million.  The remaining $5.5 million of nonaccrual loans at September 30, 2008 are loans under $500,000 that are not individually evaluated for impairment. Impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.  On a comparable basis, at June 30, 2008 there were $100.6 million of impaired loans included in nonaccrual loans, with an allowance allocation of $15.4 million. At December 31, 2007 there were $71.4 million of impaired loans, which had an allowance allocation of $8.4 million, while at September 30, 2007 impaired loans were $22.7 million with an allowance allocation of $2.7 million.  The assessment for impairment occurs when and while such loans are on nonaccrual, or when the loan has been restructured.  When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral.  In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.  As a final alternative, the observable market price of the debt may be used to assess impairment.

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

The following table summarizes activity in nonaccrual loans and OREO for the three- and nine-months ended September 30, 2008 and 2007:

Changes in Nonaccrual Loans

	For the three months ended		For the nine months ended
	September 30,		September 30,
Dollars in thousands	2008	2007	2008	2007

Balance, beginning of period	$106,177	$22,308	$75,561	$20,883
Loans placed on nonaccrual	81,753	12,622	178,298	23,222
Loans from acquisitions	—	—	—	50
Charge-offs	(13,417)	(3,724)	(32,983)	(7,351)
Loans returned to accrual status	—	(2,635)	—	(2,755)
Repayments (including interest applied to principal)	(21,348)	(2,344)	(55,100)	(7,822)
Transferred to OREO	(2,279)	—	(14,890)	—
Balance, end of period	$150,886	$26,227	$150,886	$26,227

In addition to loans in nonaccrual status disclosed above, management has also identified $43.2 million of credits to 33 borrowers where known information about the borrowers causes management to have doubts about the ability of the borrowers to comply with the loan repayment terms.  However, the inability of the borrowers to comply with the repayment terms was not sufficiently probable to place the loans on nonaccrual status at September 30, 2008, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status.  Of the potential problem loans identified, most are extensions of credit to borrowers that develop, construct and/or sell single-family residences.  Potential problem loans were $98.8 million at June 30, 2008 and $67.9 million as of December 31, 2007.

Management’s classification of credits as nonaccrual or potential problem loans does not necessarily indicate that the principal is uncollectible in whole or in part.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

At September 30, 2008, the allowance for loan and lease losses was $208.0 million or 1.69 percent of outstanding loans and leases, and the reserve for off-balance sheet credit commitments was $23.4 million.  The process used in the determination of the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following tables summarize the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the three- and nine-months ended September 30, 2008 and 2007:

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the nine months ended
	September 30,		September 30,
Dollars in thousands	2008	2007	2008	2007

Loans and leases outstanding	$12,278,517	$11,190,080	$12,278,517	$11,190,080
Average amount of loans and leases outstanding	$12,230,580	$11,191,117	$11,993,805	$10,921,304
Balance of allowance for loan and lease losses, beginning of period	$185,070	$157,849	$168,523	$155,342
Loans charged-off:
Commercial	(4,950)	(996)	(13,349)	(6,411)
Residential first mortgage	—	—	—	—
Commercial real estate mortgage	—	(297)	12	(297)
Real estate construction	(8,669)	(2,672)	(32,109)	(2,672)
Equity lines of credit	—	—	(239)	—
Installment	(42)	(13)	(149)	(132)
Total loans charged-off	(13,661)	(3,978)	(45,834)	(9,512)
Recoveries of loans previously charged-off:
Commercial	594	364	1,685	4,808
Residential first mortgage	—	—	25	—
Commercial real estate mortgage	8	2	—	2
Real estate construction	254	18	281	53
Equity lines of credit	—	—	—	—
Installment	11	3	46	35
Total recoveries	867	387	2,037	4,898
Net loans (charged-off)/recovered	(12,794)	(3,591)	(43,797)	(4,614)
Provision for credit losses	35,000	—	87,000	—
Transfers to reserve for off- balance sheet credit commitments	770	(2,240)	(3,680)	(3,223)
Allowance of acquired institution	—	—	—	4,513
Balance, end of period	$208,046	$152,018	$208,046	$152,018

Net (charge-offs)/recoveries to average loans and leases (annualized)	(0.42)%	(0.13)%	(0.49)%	(0.06)%
Ratio of allowance for loan and lease losses to total period-end loans and leases	1.69%	1.36%	1.69%	1.36%

Changes in Reserve for Off-balance Sheet Credit Commitments

	For the three months ended		For the nine months ended
	September 30,		September 30,
Dollars in thousands	2008	2007	2008	2007

Balance at beginning of period	$24,154	$17,832	$19,704	$16,424
Recovery of prior charge-off	—	—	—	(67)
Reserve of acquired institution	—	—	—	492
Provision for credit losses/transfers	(770)	2,240	3,680	3,223
Balance at end of period	$23,384	$20,072	$23,384	$20,072

Other Assets

The composition of other assets is as follows:

Other Assets

	September 30,	December 31,	September 30,
Dollars in thousands	2008	2007	2007
Accrued interest receivable	$62,522	$70,660	$76,769
Other accrued income	22,881	24,768	25,440
Deferred Compensation Fund assets .	47,831	50,336	49,153
Stock in government agencies .	56,493	48,828	48,431
Private equity funds and alternative investments	33,966	28,391	23,635
Mark to market on derivatives	21,562	18,515	8,170
Other	76,704	58,592	62,848
Total other assets	$321,959	$300,090	$294,446

Deposits

Deposits totaled $12.2 billion at September 30, 2008, unchanged from September 30, 2007, and an increase of 3 percent from $11.8 billion at December 31, 2007.  Core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, were 89 percent of total deposits at September 30, 2008, and increased $0.3 billion since December 31, 2007.

Average deposits totaled $11.7 billion for the third quarter of 2008, a decrease of 6 percent from the third quarter of 2007, as the Company was able to reduce its holdings of higher-cost non-core time deposits.  Average deposits grew slightly from the second quarter of 2008.  Average non-interest bearing deposits increased 1 percent from the third quarter of 2007 but were down slightly from the second quarter of 2008.  Title and escrow deposit balances averaged $1.0 billion, down $0.2 billion from the third quarter of 2007 and unchanged from the second quarter of this year, due to a decline in residential and commercial real estate activity.

Borrowings

Borrowed funds were $2.3 billion at September 30, 2008, compared with $2.2 billion at December 31, 2007, and $1.5 billion at September 30, 2007.  Short-term borrowings increased to fund loan growth and to replace maturing higher cost certificates of deposits.

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

The Company had off-balance sheet credit commitments aggregating $5.7 billion at September 30, 2008, compared with $5.3 billion and $5.5 billion at December 31, 2007 and September 30, 2007, respectively.  In addition, the Company had $688.7 million outstanding in bankers’ acceptances and letters of credit of which $674.6 million related to standby letters of credit at September 30, 2008.  At December 31, 2007, the Company had $840.2 million in outstanding bankers’ acceptances and letters of credit of which $822.1 million related to standby letters of credit.  Substantially all of the Company’s loan commitments are on a variable-rate basis and are comprised of real estate and commercial loan commitments.

As of September 30, 2008, the Company had private equity and alternative investment fund commitments of $60.7 million, of which $34.6 million was funded.  As of December 31, 2007 and September 30, 2007, the Company had private equity and alternative investment fund commitments of $60.7 million and $55.7 million, respectively, of which $31.0 million and $26.7 million was funded.  In addition, the Company had unfunded affordable housing fund commitments of $21.8 million, $30.3 million, and $26.4 million as of  September 30, 2008, December 31, 2007, and September 30, 2007, respectively.

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

At September 30, 2008, $2.5 billion, or approximately 15%, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs.  Less than one-half of 1% of total assets were measured using Level 3 inputs.  It was determined subsequent to the initial adoption of SFAS 157 that collateralized debt obligations should be classified as Level 3 based on limited market liquidity for these securities. In addition, certain inputs to the discounted cash flow model used to value CDOs may be unobservable.  At September 30, 2008, $4.3 million of the Company’s total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.

At September 30, 2008, $70.7 million, or less than one-half of 1%, of the Company’s total assets were recorded at fair value on a nonrecurring basis. Assets measured on a nonrecurring basis include impaired loans and other real estate owned. These assets were measured using Level 2 inputs based on market-based information. No liabilities were measured at fair value on a nonrecurring basis at September 30, 2008.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and CNB at September 30, 2008, December 31, 2007 and September 30, 2007.

Tier 1 capital ratios at September 30, 2008 include the impact of $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in minority interest in consolidated subsidiaries, and $5.2 million of trust preferred securities issued by an unconsolidated capital trust subsidiary of the holding company.

	Regulatory
	Well-Capitalized		September 30,	December 31,	September 30,
	Standards		2008	2007	2007
City National Corporation
Tier 1 leverage	N/A	%	8.01%	7.97%	7.80%
Tier 1 risk-based capital	6.00		9.13	9.31	9.57
Total risk-based capital	10.00		11.04	11.27	12.01

City National Bank
Tier 1 leverage	5.00		7.87	7.95	7.84
Tier 1 risk-based capital	6.00		8.98	9.28	9.61
Total risk-based capital	10.00		10.90	11.24	12.04

The ratio of shareholders’ equity to assets as of September 30, 2008 was 10.20 percent, compared to 10.51 percent at September 30, 2007 and was 10.42 percent as of December 31, 2007.

The accumulated other comprehensive loss, primarily related to available-for-sale securities and interest rate swaps, was $38.1 million at September 30, 2008 compared to $22.8 million at September 30, 2007 and $9.3 million at December 31, 2007.

The following table provides information about purchases by the Company during the nine months ended September 30, 2008 of equity securities that are registered by the Company pursuant of Section 12 of the Exchange Act.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by rate-stable core deposits.  As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rate decrease.  The Company uses on and off-balance sheet hedging vehicles to manage this risk.  The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income.  The model projects net interest income assuming no change in loan or deposit mix as it stood at September 30, 2008.  Interest rate scenarios include stable rates and 100 and 200 basis point parallel shifts in the yield curve occurring gradually over a twelve-month period. Loan yields and deposit rates change over the twelve-month horizon based on current product spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

The Company remains in a relatively neutral position.  As of September 30, 2008, the simulation model indicates that a 100 basis point decline in the yield curve over a twelve-month horizon would result in a decrease in projected net interest income of approximately 0.5 percent while a 200 basis point decline would reduce projected net interest income by approximately 1.3 percent. This compares to a decrease in projected net interest income of 0.5 percent with 100 basis point decline and 1.6 percent with a 200 basis point decline at September 30, 2007.  At September 30, 2008, a gradual 100 basis point parallel increase in the yield curve over the next 12 months would result in an increase in projected net interest income of approximately 0.3 percent while a 200 basis point increase would increase projected net interest income by approximately 0.6 percent.  This compares to an increase in projected net interest income of 1.0 percent with a 100 basis point increase and 1.9 percent with a 200 basis point increase at September 30, 2007.  The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

Market Value of Portfolio Equity: The simulation model indicates that the market value of portfolio equity (“MVPE”) is somewhat vulnerable to a sudden and substantial increase in interest rates.  As of September 30, 2008, a

200-basis-point parallel increase in interest rates results in a 3.9 percent decline in MVPE.  This compares to a 3.4 percent decline for the year-earlier period.  The higher sensitivity is due to changes in the deposit mix and a reduction in the duration of wholesale funding. As of September 30, 2008, a 200-basis-point parallel decrease in interest rates would improve MVPE by 2.7 percent.  As of September 30, 2007, the MVPE would have improved by 1.8 percent if rates decreased by 200 basis points.

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	September 30, 2008				December 31, 2007			September 30, 2007
	Notional	Fair			Notional	Fair		Notional	Fair
Dollars in millions	Amount	Value		Duration	Amount	Value	Duration	Amount	Value	Duration
Fair Value
Interest Rate Swap
Certificates of deposit	$20.0	$0.9		2.0	$20.0	$0.9	2.7	$20.0	$0.5	2.8
Long-term and subordinated debt	370.9	12.7		3.5	490.9	11.1	3.0	490.9	0.1	3.1
Total fair value hedge swaps	390.9	13.6		3.4	510.9	12.0	3.0	510.9	0.6	3.1
Cash Flow Hedge
Interest Rate Swap
US Dollar LIBOR based loans	200.0	2.9		2.0	100.0	3.9	2.3	150.0	1.9	1.7
Prime based loans	125.0	1.0		1.5	250.0	0.8	0.4	300.0	(0.2)	0.3
Total cash flow hedge swaps	325.0	3.9		1.8	350.0	4.7	0.9	450.0	1.7	0.8
Fair Value and Cash Flow Hedge
Interest Rate Swaps	$715.9	$17.5	(1)	2.7	$860.9	$16.7	2.2	$960.9	$2.3	2.0

(1)  Net fair value is the estimated net gain (loss) to settle derivative contracts.  The net fair value is the sum of the mark-to-market asset (if applicable) and mark-to-market liability.

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest rate risk management instruments had $7.2 million of credit risk exposure at September 30, 2008 and $8.1 million as of September 30, 2007. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value.  The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to City National Corporation and to City National Bank. As of September 30, 2008, collateral valued at $10.7 million had been received from swap counterparties.  At September 30, 2007, the Company had delivered securities with a market value of $6.7 million as margin for swaps with a negative replacement value of $5.2 million; collateral valued at $1.0 million had been received from swap counterparties.

The Company also offers interest-rate swaps and interest-rate caps, floors and collars to its clients to assist them in hedging their cash flow and operations.  These derivative contracts are offset by paired trades with unrelated third parties.  They are not designated as hedges under SFAS 133, and the positions are marked to market each reporting period.  As of September 30, 2008, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $234.7 million.

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

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, some of which are beyond the company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) unknown impact of recently enacted federal legislation (i.e., the Emergency Economic Stabilization Act (“EESA”) on the financial markets, including levels of volatility and limited credit availability currently being experienced, (2) significant changes in banking laws or regulations, including without limitation, as a result of EESA and the creation of the Troubled Asset Relief Program and the Capital Purchase Program and related executive compensation requirements, (3) more adversely than expected changes in general business and economic conditions, either nationally, regionally or locally in areas where the company conducts its business, which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense, (4) unprecedented volatility in equity, fixed income and other market valuations, (5) changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments, (6) changes in interest rate environment and market liquidity which may reduce interest margins and impact funding sources, (7) increased competition in the company’s markets,, (8) higher-than-expected credit losses due to business losses, real estate cycles, capital market disruptions, changes in commercial real estate development and real estate prices or other economic factors, (9) changes in the financial performance and/or condition of the Company’s borrowers, (10) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division, (11) soundness of other financial institutions which could adversely affect the Company, (12) increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes, (13) protracted labor disputes in the Company’s markets, (14) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (15) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (16) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (17) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (18) the success of the company at managing the risks involved in the foregoing.

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

PART II — OTHER INFORMATION

ITEM 1A.   RISK FACTORS

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, some of which are beyond the company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) unknown impact of recently enacted federal legislation (i.e., the Emergency Economic Stabilization Act (“EESA”) on the financial markets, including levels of volatility and limited credit availability currently being experienced, (2) significant changes in banking laws or regulations, including without limitation, as a result of EESA and the creation of the Troubled Asset Relief Program and the Capital Purchase Program and related executive compensation requirements, (3) more adversely than expected changes in general business and economic conditions, either nationally, regionally or locally in areas where the company conducts its business, which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense, (4) unprecedented volatility in equity, fixed income and other market valuations, (5) changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments, (6) changes in interest rate environment and market liquidity which may reduce interest margins and impact funding sources, (7) increased competition in the company’s markets, (8) higher-than-expected credit losses due to business losses, real estate cycles, capital market disruptions, changes in commercial real estate development and real estate prices or other economic factors, (9) changes in the financial performance and/or condition of the Company’s borrowers, (10) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division, (11) soundness of other financial institutions which could adversely affect the Company, (12) increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes, (13) protracted labor disputes in the Company’s markets, (14) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (15) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (16) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (17) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (18) the success of the company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date they are made, and the company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

Except for the addition of the risk factors detailed below, there has been no other material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

More adverse than expected changes in general business and economic conditions.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions, including government sponsored entities. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us.  Any such losses could have a material adverse affect on our financial condition and result s of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”).

There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions.  Similarly, programs established by the FDIC under the systemic risk exception of the FDA, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC.

For a more complete discussion of these risks and uncertainties, see the company’s Annual Report on Form 10-K for the year ended December 31, 2007 and particularly Part I, Item 1A, titled “Risk Factors.”

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended September 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 7.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this item was included in the Company’s Form 10-Q as of March 31, 2008.

ITEM 6.     EXHIBITS

No.

31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

10.10*	Executive Management Incentive Compensation Plan

10.11*	Key Officer Incentive Compensation Plan

10.12*	Form of Restricted Stock Award Agreement Under the City National Corporation 2008 Omnibus Plan

10.13*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum

10.14*	Form of Stock Option Award Agreement Under the City National Corporation 2008 Omnibus Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE: November 7, 2008	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)