Form 10-K
period 2008-12-31
CITY NATIONAL CORP
filed 2009-03-02
CIK 201461

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates of the registrant was approximately $1,676,255,338 based on the June 30, 2008 closing sale price of Common Stock of $42.07 per share as reported on the New York Stock Exchange.

         As of January 31, 2009, there were 48,180,442 shares of Common Stock outstanding.

Documents Incorporated by Reference

         The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of City National Corporation's definitive proxy statement for the 2009 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART I

Item 1.    Business

General

        City National Corporation (the "Corporation"), a Delaware corporation organized in 1968, is a bank holding company and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act"). The Corporation provides a wide range of banking, investing and trust services to its clients through its wholly-owned banking subsidiary, City National Bank (the "Bank" and together with the Corporation, its subsidiaries and its asset management affiliates the "Company"). The Bank, which has conducted business since 1954, is a national banking association headquartered in Beverly Hills, California and operating through 62 offices, including 15 full-service regional centers, in Southern California, the San Francisco Bay area, Nevada and New York City. As of December 31, 2008, the Corporation had a majority ownership interest in eight asset management affiliates and a minority interest in one other asset management firm. At December 31, 2008, the Company had consolidated total assets of $16.46 billion, loan balances of $12.44 billion, and assets under management or administration (excluding the minority-owned asset manager) of $47.52 billion. The Company focuses on providing affluent individuals and entrepreneurs, their businesses and their families with complete financial solutions. The organization's mission is to provide this banking and financial experience through an uncommon dedication to extraordinary service, proactive advice and total financial solutions.

        On February 28, 2007, the Company completed its acquisition of Business Bank Corporation ("BBC"), the parent of Business Bank of Nevada ("BBNV") and an unconsolidated subsidiary, Business Bancorp Capital Trust I, in a cash and stock transaction valued at $167 million. BBNV operated as a wholly owned subsidiary of City National Corporation until after the close of business on April 30, 2007, at which time it was merged into the Bank. Refer to the "Management's Discussion and Analysis" section of this report for further details regarding this acquisition.

        On May 1, 2007, the Corporation completed its acquisition of Lydian Wealth Management in an all-cash transaction. The wealth and investment advisory firm is headquartered in Rockville, Maryland and currently manages or advises on client assets totaling $10.17 billion. Lydian Wealth Management changed its name to Convergent Wealth Advisors ("Convergent Wealth") and became a subsidiary of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003. Refer to the "Management's Discussion and Analysis" section of this report for further details regarding this acquisition.

        On November 21, 2008, the Corporation entered into a letter agreement with the United States Department of the Treasury ("Treasury") pursuant to which the Corporation agreed to issue and sell 400,000 shares of the Corporation's Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share and a warrant to purchase 1,128,668 shares of the Corporation's common stock, par value $1.00 per share at an exercise price of $53.16 per share, for an aggregate purchase price of $400 million in cash. See below under "Supervision and Regulation" and "Management's Discussion and Analysis" for further details regarding this investment,

        The Company has three reportable segments, Commercial and Private Banking, Wealth Management, and Other. All investment advisory affiliates and the Bank's Wealth Management Services are included in the Wealth Management segment. All other subsidiaries, the unallocated portion of corporate departments and inter-segment eliminations are included in the Other segment. Information about the Company's segments is provided in Note 22 to the Consolidated Financial Statements beginning on page A-58 of this report as well as in the "Management's Discussion and

Analysis" beginning on page 34 of this report. In addition, the following information is provided to assist the reader in understanding the Company's business segments:

        The Bank's principal client base consists of small to mid-sized businesses, entrepreneurs, professionals, and affluent individuals. The Bank serves its clients through relationship banking. The Bank's value proposition is to provide the ultimate banking experience through depth of expertise, breadth of resources, focus and location, dedication to complete solutions, a relationship banking model and an integrated team approach. Through the use of private and commercial banking teams, product specialists and investment advisors, the Bank facilitates the use by the client, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking, equipment financing, and other products and services. The Company also lends, invests, and provides services in accordance with its Community Reinvestment Act ("CRA") commitments.

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

        At December 31, 2008, the Company had 2,989 full-time equivalent employees.

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

Economic Conditions, Government Policies, Legislation, and Regulation

        The Company's earnings and profitability, like most financial institutions, are highly sensitive to general business and economic conditions. These conditions include the yield curve, inflation, available money supply, the value of the U.S. dollar as compared to foreign currencies, fluctuations in both debt and equity markets, and the strength of the U.S. economy and the local economies in which we conduct business. The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the States of California, Nevada, and New York and in the United States as a whole. Since mid-2007 and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to nearly all asset classes, including mortgages and real estate asset classes, leveraged bank loans and equities. The Company is subject to the effects of the economic downturn. In particular, a continued decline in home values and other real estate asset classes in the Company's markets could have a further negative effect on the results of operations.

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

        On November 21, 2008, as part of the Troubled Asset Relief Program's ("TARP") Capital Purchase Program ("CPP"), the Corporation entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "Purchase Agreement") with the Treasury, pursuant to which the Corporation sold (i) 400,000 shares of the Corporation's Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") and (ii) a warrant (the "Warrant") to purchase 1,128,668 shares of the Corporation's common stock ("the "Common Stock"), par value $1.00 per share, at an exercise price of $53.16 per share, for an aggregate purchase price of $400 million in cash. The Treasury has certain supervisory and oversight duties and responsibilities under the Emergency Economic Stabilization Act of 2008 ("EESA") and the CPP and pursuant to the Purchase Agreement, Treasury is empowered to unilaterally amend any provision of the Purchase Agreement to the extent required to comply with any changes in applicable federal statutes. The Special Inspector General for the TARP was established pursuant to EESA and has the duty, among other things, to conduct, supervise, and coordinate audits and investigations of the purchase, management and sale of assets by the Treasury under TARP and the CPP, including the shares of non-voting preferred shares purchased from the Corporation. See below under Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crisis.

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

        The BHC Act, the Federal Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition of control of a commercial bank or its parent holding company, whether by (i) the acquisition of 25 percent or more of any class of voting securities; (ii) controlling the election of a majority of the directors; or (iii) the exercise of a controlling influence over the management or policies of the banking organization, which can include the acquisition of as little as 5 percent of any class of voting securities together with other factors. Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the Community Reinvestment Act (see the section captioned "Community Reinvestment Act" included elsewhere in this item), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crisis

        The Congress, Treasury and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. financial system.

        In October 2008, EESA was enacted. EESA authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies under TARP. The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Treasury has allocated $250 billion towards the TARP's CPP. Under the CPP, Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The American Recovery and Reinvestment Act of 2009 ("ARRA"), as described below, has further modified TARP and the CPP.

        On November 21, 2008, as part of the TARP CPP, the Corporation entered into the Purchase Agreement with Treasury, pursuant to which the Corporation sold the Series B Preferred Stock and the Warrant to purchase 1,128,668 shares of the Common Stock for an aggregate purchase price of $400 million in cash. The Series B Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The effective pre-tax cost to the Company for participating in the TARP CPP is approximately 9.5 percent, consisting of 8.6 percent for dividends and 0.9 percent for the accretion on preferred stock, and is based on the statutory tax rate. The Series B Preferred Stock may be redeemed by the Corporation after three years. Prior to the end of three years, subject to the provisions of ARRA described below, the Series B Preferred Stock may be redeemed by the Corporation only with proceeds from the sale of qualifying equity securities of the Corporation which results in aggregate gross proceeds to the Corporation of not less than 25% of the issue price of the Series B Preferred. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock. If the Company receives aggregate proceeds of at least $400 million from sales of Tier 1 qualifying perpetual preferred stock prior to December 31, 2009, the number of shares to be delivered upon settlement of the Warrant will be reduced by 50 percent. Please see our Current Report on Form 8-K filed on November 24, 2008, for additional information.

        ARRA was signed into law on February 17, 2009. ARRA contains a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Corporation, until the institution has repaid the Treasury, which is now permitted under ARRA without the need to raise new capital, subject to the Treasury's consultation with the recipient's appropriate regulatory agency. When the institution has repaid the Treasury, the Treasury is to liquidate the Warrant at the current market price.

        EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000 through 2009.

        Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program ("TLGP") on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (including all demand deposit checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Corporation and the Bank participate in the TAGP and did not opt out of the DGP. As of February 23, 2009, the Company had not utilized the DGP by issuing senior unsecured debt.

        In late September 2008, the Treasury opened its Temporary Guarantee Program for Money Market Mutual Funds (the "Temporary Guarantee Program"). The Treasury will guarantee the share price of any publicly-offered eligible money market fund that satisfies certain conditions and applies for and pays a fee to participate in the Temporary Guarantee Program. The Temporary Guarantee Program provides coverage to shareholders for amounts that they held in participating money market funds at the close of business on September 19, 2008. The guarantee will be triggered if the market value of assets held in a participating fund falls below $0.995, the fund's sponsor chooses not to maintain the $1.00 share price, and the fund's board determines to liquidate the fund. The Temporary Guarantee Program is designed to address temporary dislocations in credit markets and is currently set to expire on April 30, 2009. The Secretary of the Treasury may further extend the Temporary Guarantee Program up to September 18, 2009, and continued insurance protection is contingent upon funds renewing their coverage and paying any additional required fee.

        The CNI Charter Funds participate in Treasury's Temporary Guarantee Program for Money Market Mutual Funds.

Anti-Money Laundering and OFAC Regulation

        A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 ("BSA") and subsequent laws and regulations require the Bank to take steps to prevent the use of the Bank or its systems from facilitating the flow of illegal or illicit money and to file suspicious activity reports. Those requirements include ensuring effective Board and management oversight, establishing policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities. The USA Patriot Act of 2001 ("Patriot Act") significantly expanded the anti-money laundering ("AML") and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Regulations promulgated under the Patriot Act impose various requirements on financial institutions, such as standards for verifying client identification at account opening and maintaining expanded records (including "Know Your Customer" and "Enhanced Due Diligence" practices) and other obligations to maintain appropriate policies, procedures and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing. The Patriot Act also applies BSA procedures to broker-dealers. An institution subject to the Patriot Act must provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The OCC continues to issue regulations and new guidance with respect to the application and requirements of BSA and AML. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by Treasury's Office of Foreign Assets Control ("OFAC"), these are typically known as the "OFAC" rules. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

        Failure of a financial institution to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Dividends and Other Transfers of Funds

        The Corporation is a legal entity separate and distinct from the Bank. Dividends from the Bank constitute the principal source of cash revenues to the Corporation. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Corporation. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan and lease losses. In addition, federal bank regulatory authorities can prohibit the Bank from paying dividends, depending upon the Bank's financial condition and compliance with capital and non-capital safety and soundness standards established under the Federal Deposit Insurance Act, as described below. Federal regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. See Note 20 of Notes to Consolidated Financial Statements for additional information.

        The terms of the Series B Preferred Stock include a restriction against increasing the Corporation's Common Stock dividends from levels at the time of the initial investment by the Treasury and prevents the Corporation from redeeming, purchasing or otherwise acquiring its Common stock or any trust preferred securities issued by the Corporation other than for certain stated exceptions. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series B Preferred Stock and (b) the date on which the Series B Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series B Preferred Stock to third parties. In addition, the Corporation will be unable to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Common Stock and other stock ranking junior to, or in parity with, the Series B Preferred Stock if the Corporation fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series B Preferred Stock. Under ARRA, the Company may repay the Treasury without penalty, and without the need to raise new capital, subject to Treasury's consultation with the appropriate regulating agency, in which event these restrictions would no longer apply.

        Federal law limits the ability of the Bank to extend credit to the Corporation or its other affiliates, to invest in stock or other securities thereof, to take such securities as collateral for loans, and to purchase assets from the Corporation or other affiliates. These restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Corporation or to or in any other affiliate are limited individually to 10 percent of the Bank's capital stock and surplus and in the aggregate to 20 percent of the Bank's capital stock and surplus. See Note 20 of Notes to Consolidated Financial Statements on page A-54 of this report.

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

Capital Adequacy and Prompt Corrective Action

        Each federal banking regulatory agency has adopted risk-based capital regulations under which a banking organization's capital is compared to the risk associated with its operations for both transactions reported on the balance sheet as assets as well as transactions which are off-balance sheet items, such as letters of credit and recourse arrangements. Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0 percent for asset categories with low credit risk, such as certain Treasury securities, to 100 percent for asset categories with relatively high credit risk, such as commercial loans.

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

        At December 31, 2008, the Corporation and the Bank each exceeded the required risk-based capital ratios for classification as "well capitalized" as well as the required minimum leverage ratios. See "Management's Discussion and Analysis—Balance Sheet Analysis—Capital" on page 79 of this report.

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

        For several years, the U.S. bank regulators have been preparing to implement a new framework for risk-based capital adequacy developed by the Basel Committee on Banking Supervision, sometimes referred to as "Basel II." In July 2007, the U.S. bank regulators announced an agreement reflecting their current plan for implementing the most advanced approach under Basel II for the largest, most internationally active financial institutions. The agreement also provides that the regulators will propose rules permitting other financial institutions, such as the Corporation, to choose between the current method of calculating risked-based capital ("Basel I") and the "standardized" approach under Basel II. The standardized approach under Basel II would lower risk weightings for certain categories of assets (including mortgages) from the weightings reflected in Basel I, but would also require an explicit capital charge for operational risk, which is not required by Basel I. In connection with comments received on the prior proposal, in July 2008, the U.S. bank regulators proposed a new rule, which includes the previously mentioned methods to calculate risked-based capital, but for institutions using the "standardized" framework, modifies the method for determining the leverage ratio requirement.

        At this time, the Corporation cannot predict the final form the Basel II standardized framework will take, when it will be implemented, the effect that it might have on the Bank's financial condition or results of its operations, or how these effects might impact the Corporation.

Premiums for Deposit Insurance

        The Bank's deposit accounts are insured by the Deposit Insurance Fund ("DIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC"), up to the maximum permitted by law. The Bank is also participating in the FDIC's TAGP, as discussed above. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

        The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2008 ranged from 5 to 43 cents per $100 of insured deposits. The FDIC has announced new risk-based interim rates for the first quarter of 2009 that range from 12 to 50 cents per $100 of insured deposits, and proposed rates expected to take effect beginning April 1, 2009 that range from 8 to 77.5 cents per $100 of insured deposits, The FDIC's rates are based on the risk a particular institution poses to the DIF, based on an institution's capital group and supervisory subgroup assignment. An institution's capital group is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. An institution's supervisory subgroup assignment is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. Starting in April 2009, the FDIC's rates may also be reduced up to 2 cents per $100 of insured deposits for an unsecured debt adjustment and increased up to 22.5 cents per $100 of insured deposits for a secured liability adjustment and up to 10 cents per $100 of insured deposits for a brokered deposit adjustment. In addition to its normal deposit insurance premium as a member of the DIF, the Bank must pay an additional premium toward the retirement of the Financing Corporation bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. In 2008, this premium was approximately $1.3 million, determined at the blended rate of 1.12 cents per $100 of insured deposits. This rate has increased to 1.14 cents per $100 of deposits effective January 1, 2009. Further increase in the assessment rates in future years could have an adverse effect on the Company's earnings, depending on the amount of the increase.

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

Executive Officers of the Registrant

        Shown below are the names and ages of all executive officers of the Corporation and officers of the Bank who are deemed to be executive officers of the Corporation as of February 2, 2009, with indication of all positions and offices with the Corporation and the Bank.

Name	Age	Present principal occupation and principal occupation during the past five years
Russell Goldsmith (1)	58	President, City National Corporation since May 2005; Chief Executive Officer, City National Corporation and Chairman of the Board and Chief Executive Officer, City National Bank since October 1995; Vice Chairman of City National Corporation October 1995 to May 2005.
Bram Goldsmith	85	Chairman of the Board, City National Corporation
Christopher J. Carey	54

Executive Vice President and Chief Financial Officer, City National Corporation and City National Bank since July 2004; Executive Vice President and Chief Financial Officer, Provident Financial Group, November 1998 to June 2004.

Christopher J. Warmuth	54	Executive Vice President, City National Corporation and President, City National Bank since May 2005; Executive Vice President and Chief Credit Officer, City National Bank June 2002 to May 2005.
Michael B. Cahill	55	Executive Vice President, Corporate Secretary and General Counsel, City National Bank and City National Corporation since June 2001; Manager, Legal and Compliance Division since 2005.
Brian Fitzmaurice	48

Executive Vice President and Chief Credit Officer, City National Bank since February 2006; Senior Risk Manager, Citibank West, FSB successor to California Federal Bank, FSB, November 2002 to February 2006.

Olga Tsokova	35

Senior Vice President and Chief Accounting Officer, City National Corporation and City National Bank since July 2008 and SOX 404 Manager since March 2005; Controller, City National Bank, July 2008 to September 2008; Ernst & Young LLP, Assurance and Advisory Business Services, Financial Services Group, Senior Manager from October 2003 to March 2005.

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

Factors That May Affect Future Results

        General business and economic conditions may significantly affect our earnings.    Our business and earnings are sensitive to general business and economic conditions. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in volatility, inflation or interest rates; natural disasters; or a combination of these or other factors.

        Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. It is expected that the business environment will continue to deteriorate for the foreseeable future. There can be no assurance when these conditions will improve. The resulting economic pressure on consumers and lack of confidence in the financial market could adversely affect our business, financial condition and results of operations.

        Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions, including government sponsored entities. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutions investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

        The Corporation's financial performance generally, and the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Corporation operates and in the United States as a whole. Declines in home values in the Company's markets in California, Nevada and New York, has adversely impacted results of operations. A continued decline in home values in the Company's markets could have a further negative effect on results of operations, and a significant decline in home values would likely lead to increased delinquencies and credit quality issues in the Company's residential mortgage loan portfolio and home-equity loan portfolio. In addition, a prolonged economic downturn coupled with increased unemployment and decreased consumer spending could have a further negative effect on results of the Company's operations through higher credit losses in the commercial loan, commercial real estate loan and commercial real estate construction loan portfolios. A continued slowdown in real estate can also adversely affect title and escrow deposit balances, a relatively low-cost source of funds.

        Current levels of market volatility are unprecedented.    The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

        Significant changes in banking laws or regulations and federal monetary policy could materially affect our business.    The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. Parts of our business are also subject to federal and state securities laws and regulations. Significant changes in these laws and regulations would also affect our business. For further discussion of the regulation of financial services, including a description of significant recently-enacted legislation and other regulatory initiatives taken in response to the recent financial crisis, see "Supervision and Regulation" and the discussion under Item 1, Business, "Economic Conditions, Government Policies, Legislation and Regulation."

        These banking laws and regulations, including the recently-enacted legislation and other regulatory initiatives taken in response to the recent financial crisis, may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs. Also, participation in specific programs may subject us to additional restrictions. For example, our participation in the TARP Capital Purchase Program limits (without the consent of Treasury) our ability to increase our dividend and to repurchase our common stock for so long as any securities issued under such program remain outstanding. It also subjects us to additional executive compensation restrictions. Similarly, programs established by the FDIC may have an adverse effect on us. Expansion of FDIC deposit insurance coverage and participation in the FDIC Temporary Liquidity Guarantee Program are expected to require the payment of significant additional insurance premiums to the FDIC.

        There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.    The failure of recently-enacted legislation and other regulatory initiatives taken in response to the recent financial crisis to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. There can be no assurance as to the actual impact this legislation, these regulatory initiatives and any other governmental programs will have on the financial markets.

        Changes in interest rates affect our profitability.    We derive our income mainly from the difference or "spread" between the interest we earn on loans, securities, and other interest-earning assets, and interest we pay on deposits, borrowings, and other interest-bearing liabilities. In general, the wider this spread, the more we earn. When market rates of interest change, the interest we earn on our assets and the interest we pay on our liabilities fluctuate. This causes our spread to increase or decrease and affects our net interest income. We expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this "gap" would work against us, and our earnings may be negatively affected. In addition, interest rates affect how much money we lend, and changes in interest rates may negatively affect deposit growth.

        Our results would be adversely affected if we suffered higher than expected losses on our loans due to a slowing economy, real estate cycles or other economic events which could require us to increase our allowance for loan and lease losses. We assume credit risk from the possibility that we will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. We try to minimize and monitor this risk by adopting and implementing what we believe are effective underwriting and credit policies and procedures, including how we establish and review the allowance for loan and lease losses. We assess the likelihood of nonperformance, track loan performance, and diversify our credit portfolio. Those policies and procedures may still not prevent unexpected losses that could adversely affect our results. The Company continually monitors changes in the economy, particularly housing prices and unemployment rates. There are inherent risks in our lending activities, including flat or volatile interest rates and changes in the economics conditions in the markets in which we operate. Continuing weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing those loans. If the value of real estate in the Company's market declines materially, a significant portion of the loan portfolio could become under-collateralized which could have a further negative effect on results of operations. We monitor the value of collateral, such as real estate, for loans made by us. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company's control, may require an increase in the allowance for loan and lease losses. See the section captioned "Loan Portfolio" and "Asset Quality" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our loan portfolio and our process for determining the appropriate level of the allowance for possible loan losses.

        A portion of the income generated by our wealth management division and asset management affiliates is subject to market valuation risks.    A substantial portion of trust and investment fee income is based on equity, fixed income and other market valuations. As a result, volatility in these markets can positively or negatively impact noninterest income. In addition, because of the low interest rate environment, the off-balance sheet money market funds managed by our wealth management business may be at a greater risk of being moved by our clients to another company or to the Bank's on-balance sheet money market funds. As a result, this may have an unfavorable impact overall on our earnings. However, this could enhance the Company's overall liquidity position.

        We may experience further write downs of our financial instruments and other losses related to volatile and illiquid market conditions.    Market volatility, illiquid market conditions and disruptions in the credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take further write downs in the value of our securities portfolio, which may have an adverse impact on our results of operations in future periods.

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

        We also face intense competition for talent. Our success depends, in large part, on our ability to hire and retain key people. Competition for the best people in most businesses in which we engage can be intense. If we are unable to attract and retain talented people, our business could suffer. Pursuant to the terms of the TARP CPP described above, among other things, we agreed to institute certain restrictions on the compensation of certain senior executive management positions, which could have an adverse effect on our ability to hire or retain the most qualified senior management. As described above, the terms of the Purchase Agreement allowed the Treasury to impose additional requirements on us. The adoption of ARRA on February 17, 2009 imposed certain new executive compensation and corporation expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury's consultation with the recipient's appropriate regulatory agency. The executive compensation standards are more stringent than those currently in effect under the CPP or those previously proposed by the Treasury, but it is yet unclear how these executive compensation standards will relate to the similar standards announced by the Treasury in its guidelines on February 4, 2009, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury. The resulting uncertainty and/or further restrictions could adversely affect our ability to hire or retain our talent.

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

        Operational risks.    The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficacy of our technology and information systems, operational infrastructure, and relationships with third parties and our colleagues in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or systems failures, disruption of client operations and activities, ineffectiveness or exposure due to interruption in third party support as expected, as well as, the loss of key colleagues or failure on the part of key colleagues to perform properly.

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

        The soundness of other financial institutions could adversely affect us.    Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. Any such losses could have a material adverse effect on our financial condition and results of operations.

Item 1B—Unresolved Staff Comments

        The Company has no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2008 fiscal year and that remain unresolved.

Item 2.    Properties

        The Bank leases approximately 391,000 rentable square feet of commercial office space in downtown Los Angeles in the office tower located at 555 S. Flower Street ("City National Tower" including the branch adjacent to City National Tower at 525 S. Flower Street, "City National Plaza"). City National Tower serves as the Bank's administrative center, bringing together more than 24 departments. In addition, City National Plaza houses the Company's Downtown Los Angeles Regional Center, offering extensive private and business banking and wealth management capabilities.

        The principal offices of the Company are located at City National Center, 400 North Roxbury Drive, Beverly Hills, California 90210, which the Company owns and occupies. The property has a market value in excess of its depreciated value included in the Company's financial statements. As of December 31, 2008, the Bank owned four other banking office properties in Riverside and Sun Valley, California and in Cheyenne and Carson Valley, Nevada. In addition to the properties owned, the Company actively maintains operations in 62 banking offices and certain other properties.

        The remaining banking offices and other properties are leased by the Bank. Total annual rental payments (exclusive of operating charges and real property taxes) are approximately $26 million, with lease expiration dates for office facilities ranging from 2009 to 2022, exclusive of renewal options.

        The wealth management affiliates lease a total of 15 offices. Total annual rental payments (exclusive of operating charges and real property taxes) for all affiliates are approximately $3.5 million.

Item 3.    Legal Proceedings

        The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, does not believe that the outcome of such lawsuits will have a material adverse effect upon the Company.

        The Corporation is not aware of any material proceedings to which any director, officer, or affiliate of the Corporation, any owner of record or beneficially of more than 5 percent of the voting securities of the Corporation as of December 31, 2008, or any associate of any such director, officer, affiliate of the Corporation, or security holder is a party adverse to the Corporation or any of its subsidiaries or has a material interest adverse to the Corporation or any of its subsidiaries.

Item 4.    Submission of Matters to a Vote of Security Holders

        There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

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

Quarter Ended	High	Low	Dividends Declared
2008
March 31	$60.00	$48.57	$0.48
June 30	51.75	40.98	0.48
September 30	65.35	37.60	0.48
December 31	57.56	34.97	0.48
2007
March 31	$75.39	$68.00	$0.46
June 30	78.39	72.30	0.46
September 30	78.00	69.00	0.46
December 31	72.97	59.10	0.46

        As of January 30, 2009, the closing price of the Corporation's stock on the New York Stock Exchange was $34.61 per share. As of that date, there were approximately 2,087 holders of record of the Corporation's common stock. On January 21, 2009, the Board of Directors authorized a regular quarterly cash dividend on its common stock at a rate of $0.25 per share payable on February 18, 2009 to all shareholders of record on February 4, 2009.

        For a discussion of dividend restrictions on the Corporation's common stock, see Note 20 of the Notes to Consolidated Financial Statements on page A-54 of this report.

        On January 24, 2008, the Board of Directors authorized the Corporation to repurchase 1 million additional shares of the Corporation's stock following the completion of its previously approved initiative. Unless terminated earlier by resolution of the Board of Director, the program will expire when the Corporation has repurchased all shares authorized for repurchase thereunder. There were no issuer repurchases of the Corporation's common stock in the fourth quarter of the year ended December 31, 2008. There are 1,140,400 shares remaining to be purchased as of December 31, 2008. The Corporation received no shares in payment for the exercise price of stock options.

Item 6.    Selected Financial Data

        The information required by this item appears on page 33, under the caption "Selected Financial Information," and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item appears on pages 34 through 80, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information required by this item appears on pages 56 through 61, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item appears on page 82 under the captions "2008 Quarterly Operating Results" and "2007 Quarterly Operating Results," and on page A-4 through A-64 and is incorporated herein by reference.

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

Management's Report on Internal Control over Financial Reporting.

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

        The additional information required by this item will appear in the Corporation's definitive proxy statement for the 2009 Annual Meeting of Stockholders (the "2009 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2009 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 11.    Executive Compensation

        The information required by this item will appear in the 2009 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2009 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table summarizes information, as of December 31, 2008, relating to equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	4,225,474	(1)(2)	$52.05	(2)	4,130,250	(3)
Equity compensation plans not approved by security holders	638,608		$45.41		—

Total	4,864,082	(2)	$51.09	(2)	4,130,250	(3)

(1)
Includes 8,382 shares assumed in the acquisition of Business Bank Corporation ("BBC") with a weighted-average exercise price of $10.12. BBC shareholders had approved these stock option plans.

(2)
Includes 437,360 shares of outstanding restricted stock and restricted stock units. The weighted-average exercise price does not take into account awards that have no exercise price such as restricted stock and restricted stock units.

(3)
For every share subject to awards of restricted stock or restricted stock units under the 2008 Omnibus Plan ("Plan"), the shares available for grant under the Plan is required to be reduced by 3.3 shares (including the one share of restricted stock issued).

        In March 2001, the Board of Directors adopted the 2001 Stock Option Plan (the "2001 Plan"), which is a broadly-based stock option plan under which options were only granted to employees of the Corporation and subsidiaries who are neither directors or executive officers. The 2001 Plan contains a change of control provision similar to other stockholder approved plan. The 2001 Plan was not submitted to the stockholders for their approval. No further awards can be issued under the 2001 Plan.

        Other information required by this item will appear in the 2009 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2009 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item will appear in the 2009 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2009 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period. Also see Note 7 to Notes to Consolidated Financial Statements on page A-31 of this report.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will appear in the 2009 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2009 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

1.	Financial Statements:
	Management's Report on Internal Control Over Financial Reporting	A-1
	Report of Independent Registered Public Accounting Firm	A-2
	Report of Independent Registered Public Accounting Firm	A-3
	Consolidated Balance Sheets at December 31, 2008 and 2007	A-4
	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2008	A-5
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008	A-6
	Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2008	A-7
	Notes to Consolidated Financial Statements	A-8
2.	All other schedules and separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted because they are not applicable.
3.	Exhibits

3.1	Restated Certificate of Incorporation (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
3.2	Form of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (This Exhibit is incorporated by reference from the Registrant's Current Report on Form 8-K filed November 24, 2008).
3.4	Bylaws, as amended to date (This Exhibit is incorporated by reference from the Registrant's Current Report on Form 8-K filed December 22, 2008).
4.1	Specimen Common Stock Certificate for Registrant. (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).
4.2	6.75 percent Subordinated Notes Due 2011 in the principal amount of $150.0 million (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
4.3	Indenture dated as of February 13, 2003 between Registrant and U.S. Bank National Association, as Trustee pursuant to which Registrant issued its 5.125 percent Senior Notes due 2013 in the principal amount of $225.0 million and form of 5.125 percent Senior Note due 2013 (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).
4.4	Certificate of Amendment of Articles of Incorporation of CN Real Estate Investment Corporation Articles of Incorporation (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).
4.5	CN Real Estate Investment Corporation Bylaws (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).

4.6	CN Real Estate Investment Corporation Servicing Agreement (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
4.7	CN Real Estate Investment Corporation II Articles of Amendment and Restatement (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).
4.8	CN Real Estate Investment Corporation II Amended and Restated Bylaws (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).
4.9	Form of Warrant to Purchase Common Stock issued by Registrant to the U.S. Treasury (This Exhibit is incorporated by reference from the Registrant's Current Report on Form 8-K filed November 24, 2008).
10.1*	Employment Agreement made as of May 15, 2003, by and between Bram Goldsmith, and the Registrant and City National Bank.
10.2*	Amendment to Employment Agreement dated as of May 15, 2005 by and between Bram Goldsmith, Registrant, and City National Bank (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.3*	Second Amendment to Employment Agreement for Bram Goldsmith dated as of May 15, 2007, among Bram Goldsmith, Registrant and City National Bank (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.4*	Third Amendment to Employment Agreement, dated as of March 3, 2008, by and between Bram Goldsmith, Registrant and City National Bank (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.5*	Fourth Amendment to Employment Agreement, dated as of December 22, 2008, by and between Bram Goldsmith, Registrant and City National Bank.
10.6*	Amended and Restated Employment Agreement made as of December 22, 2008 by and between Russell Goldsmith, the Registrant and City National Bank (This Exhibit is incorporated by reference from the Registrant's Current Report on Form 8-K filed December 23, 2008).
10.7*	1995 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
10.8*	Amendment to 1995 Omnibus Plan regarding Section 7.6(a).
10.9*	Amended and Restated Section 2.8 of 1995 Omnibus Plan. (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).
10.10*	Amendment to City National Corporation 1995 Omnibus Plan dated December 31, 2008.
10.11*	1999 Omnibus Plan (This Exhibit is incorporated by reference from the Registrants Annual Report on Form 10-K for the year ended December 31, 2004).
10.12*	Amended and Restated 2002 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Shareholders held on April 28, 2004).
10.13*	First Amendment to the City National Corporation Amended and Restated 2002 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.14*	Amendment to City National Corporation Amended and Restated 2002 Omnibus Plan dated December 31, 2008.

10.15*	Amended and Restated 1999 Variable Bonus Plan (This Exhibit is incorporated by reference from the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Shareholders held on April 28, 2004).
10.16*	City National Corporation 2008 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 23, 2008).
10.17*	Amendment to City National Corporation 2008 Omnibus Plan dated December 31, 2008.
10.18*	Form of Indemnification Agreement for directors and executive officers of the Company (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
10.19*	2000 City National Bank Executive Deferred Compensation Plan. (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.)
10.20*	Amendment Number 3 to 2000 City National Bank Executive Deferred Compensation Plan. (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).
10.21*	Amendment Number 4 to 2000 City National Bank Executive Deferred Compensation Plan (As in Effect Immediately Prior to January 1, 2009).
10.22*	2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009).
10.23*	City National Corporation Strategy and Planning Committee Change in Control Severance Plan.
10.24*	City National Corporation Executive Committee Change in Control Severance Plan.
10.25*	2000 City National Bank Director Deferred Compensation Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
10.26*	Amendment Number 2 to 2000 City National Bank Director Deferred Compensation Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).
10.27*	Amendment Number 3 to 2000 City National Bank Director Deferred Compensation Plan (As In Effect Immediately Prior to January 1, 2009).
10.28*	2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2005 and Later Effective on January 1, 2009).
10.29*	Executive Management Incentive Compensation Plan (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.30*	Key Officer Incentive Compensation Plan (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.).
10.31*	City National Corporation 2001 Stock Option Plan (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
10.32*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.33*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee and Board Approval) (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.34*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee Approval)) (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.35*	Form of Restricted Stock Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan) (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.36*	Form of Director Stock Option Agreement Under the City National Corporation Amended and Restated 2002 Omnibus plan (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.37*	Form of Stock Option Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants) (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.38*	Form of Restricted Stock Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants) (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.39*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants). (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.40*	Form of Restricted Stock Unit Award Agreement (Cash Only Award) Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement (Cash Only Award) Addendum (This Exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
10.41*	Form of Restricted Stock Award Agreement Under the City National Corporation 2008 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.42*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Agreement Addendum under the City National Corporation 2008 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.43*	Form of Stock Option Award Agreement Under the City National Corporation 2008 Omnibus Plan (This Exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.44	Lease dated September 30, 1996 between Citinational-Buckeye Building Co. and City National Bank, as amended by that certain First Lease Addendum dated as of May 1, 1998, by that certain Second Lease Addendum dated as of November 13, 1998, by that certain Third Lease Addendum dated as of November 1, 2002 and the 2003 Lease Supplement (as herein defined).
10.45	Lease dated August 1, 2000, between Citinational-Buckeye Building Co. and City National Bank, as amended by that certain First Lease Addendum dated as of November 1, 2002, and the 2003 Lease Supplement (as herein defined).
10.46	Lease Supplement, dated May 28, 2003 (the "2003 Lease Supplement"), by and between Citinational Buckeye Building Co and City National Bank).

10.47	Lease dated November 19, 2003 between TPG Plaza Investments and City National Bank (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.48	Letter Agreement dated November 21, 2008 by and between the Registrant and the U.S. Treasury (This Exhibit is incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 24, 2008).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
February 25, 2009	By:	/s/ RUSSELL GOLDSMITH Russell Goldsmith President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUSSELL GOLDSMITH Russell Goldsmith (Principal Executive Officer)	President/Chief Executive Officer/Director	February 25, 2009
/s/ CHRISTOPHER J. CAREY Christopher J. Carey (Principal Financial Officer)	Executive Vice President and Chief Financial Officer	February 25, 2009
/s/ OLGA TSOKOVA Olga Tsokova (Principal Accounting Officer)	Senior Vice President and Chief Accounting Officer	February 25, 2009
/s/ BRAM GOLDSMITH Bram Goldsmith	Chairman of the Board/Director	February 25, 2009
/s/ CHRISTOPHER J. WARMUTH Christopher J. Warmuth	Executive Vice President/Director	February 25, 2009
/s/ RICHARD L. BLOCH Richard L. Bloch	Director	February 25, 2009

Signature	Title	Date

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	February 25, 2009
/s/ ASHOK ISRANI Ashok Israni	Director	February 25, 2009
/s/ LINDA M. GRIEGO Linda M. Griego	Director	February 25, 2009
/s/ MICHAEL L. MEYER Michael L. Meyer	Director	February 25, 2009
/s/ RONALD L. OLSON Ronald L. Olson	Director	February 25, 2009
/s/ BRUCE ROSENBLUM Bruce Rosenblum	Director	February 25, 2009
/s/ PETER M. THOMAS Peter M. Thomas	Director	February 25, 2009
/s/ KENNETH ZIFFREN Kenneth Ziffren	Director	February 25, 2009

FINANCIAL HIGHLIGHTS

(in thousands, except per share amounts)	2008	2007	Percent change
FOR THE YEAR
Net income	$104,956	$222,713	(53)%
Net income available to common shareholders	102,511	222,713	(54)
Net income per common share, basic	2.14	4.62	(54)
Net income per common share, diluted	2.11	4.52	(53)
Dividends per common share	1.92	1.84	4
AT YEAR END
Assets	$16,455,515	$15,889,290	4
Securities	2,440,468	2,756,010	(11)
Loans and leases	12,444,259	11,630,638	7
Deposits	12,652,124	11,822,505	7
Common shareholders' equity	1,653,925	1,655,607	(0)
Total shareholders' equity	2,044,014	1,655,607	23
Book value per common share	34.33	34.61	(1)
AVERAGE BALANCES
Assets	$16,028,821	$15,370,764	4
Securities	2,398,285	2,833,489	(15)
Loans and leases	12,088,715	11,057,411	9
Deposits	11,899,642	12,236,383	(3)
Common shareholders' equity	1,683,081	1,599,488	5
Total shareholders' equity	1,726,989	1,599,488	8
SELECTED RATIOS
Return on average assets	0.65%	1.45%	(55)
Return on average common shareholders' equity	6.09	13.92	(56)
Corporation's tier 1 leverage	10.44	7.97	31
Corporation's tier 1 risk-based capital	11.71	9.31	26
Corporation's total risk-based capital	13.40	11.27	19
Period-end tangible common shareholders' equity to period-end tangible assets	7.23	7.39	(2)
Period-end common shareholders' equity to period-end assets	10.05	10.42	(4)
Period-end shareholders' equity to period-end assets	12.42	10.42	19
Dividend payout ratio, per common share	88.50	40.13	121
Net interest margin	4.20	4.45	(6)
Expense to revenue ratio (1)	66.77	58.21	15
ASSET QUALITY RATIOS
Nonaccrual loans to total loans and leases	1.70%	0.65%	162
Nonaccrual loans and OREO to total loans and leases and OREO	1.79	0.65	175
Allowance for loan and lease losses to total loans and leases	1.80	1.45	24
Allowance for loan and lease losses to nonaccrual loans	106.11	223.03	(52)
Net charge-offs to average loans	(0.57)	(0.08)	613
AT YEAR END
Assets under management (2)	$30,781,865	$37,268,529	(17)
Assets under management or administration (2)	47,519,777	58,506,256	(19)

(1)
The expense to revenue ratio is defined as noninterest expense excluding other real estate owned ("OREO") expense divided by total revenue (net interest income on a taxable-equivalent basis and noninterest income).

(2)
Excludes $4.67 billion and $12.44 billion of assets under management for an asset manager in which the Company held a minority ownership interest as of December 31, 2008 and December 31, 2007, respectively.

 SELECTED FINANCIAL INFORMATION

	As of or for the year ended December 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004
Statement of Income Data:
Interest income	$784,688	$894,101	$826,315	$716,166	$602,180
Interest expense	184,792	285,829	220,405	106,125	58,437

Net interest income	599,896	608,272	605,910	610,041	543,743
Provision for credit losses	127,000	20,000	(610)	—	—
Noninterest income	266,984	303,202	242,370	210,368	186,410
Noninterest expense	582,141	529,245	476,046	438,178	395,410
Minority interest	5,378	8,856	5,958	5,675	4,992

Income before taxes	152,361	353,373	366,886	376,556	329,751
Income taxes	47,405	130,660	133,363	141,821	123,429

Net income	$104,956	$222,713	$233,523	$234,735	$206,322

Less: Dividends on preferred stock	2,445	—	—	—	—

Net income available to common shareholders	$102,511	$222,713	$233,523	$234,735	$206,322

Per Common Share Data:
Net income per share, basic	2.14	4.62	4.82	4.77	4.21
Net income per share, diluted	2.11	4.52	4.66	4.60	4.04
Dividends per share	1.92	1.84	1.64	1.44	1.28
Book value per share	34.33	34.61	31.39	29.55	27.39
Shares used to compute net income per share, basic	47,930	48,234	48,477	49,159	48,950
Shares used to compute net income per share, diluted	48,570	49,290	50,063	51,062	51,074
Balance Sheet Data—At Period End:
Assets	$16,455,515	$15,889,290	$14,884,309	$14,581,809	$14,231,500
Securities	2,440,468	2,756,010	3,101,154	4,010,757	4,142,430
Loans and leases	12,444,259	11,630,638	10,386,005	9,265,602	8,481,277
Interest-earning assets	15,104,199	14,544,176	13,722,062	13,520,922	13,333,792
Deposits	12,652,124	11,822,505	12,172,816	12,138,472	11,986,915
Common shareholders' equity	1,653,925	1,655,607	1,490,843	1,457,957	1,348,522
Total shareholders' equity	2,044,014	1,655,607	1,490,843	1,457,957	1,348,522
Balance Sheet Data—Average Balances:
Assets	$16,028,821	$15,370,764	$14,715,512	$14,161,241	$13,395,993
Securities	2,398,285	2,833,489	3,488,005	4,028,332	3,641,615
Loans and leases	12,088,715	11,057,411	9,948,363	8,875,358	8,106,657
Interest-earning assets	14,670,167	14,054,123	13,568,255	13,047,244	12,322,193
Deposits	11,899,642	12,236,383	11,869,927	11,778,839	11,275,017
Common shareholders' equity	1,683,081	1,599,488	1,460,792	1,389,700	1,262,560
Total shareholders' equity	1,726,989	1,599,488	1,460,792	1,389,700	1,262,560
Asset Quality:
Nonaccrual loans	$211,142	$75,561	$20,883	$14,400	$34,638
OREO	11,388	—	—	—	—

Total nonaccrual loans and OREO	$222,530	$75,561	$20,883	$14,400	$34,638

Performance Ratios:
Return on average assets	0.65%	1.45%	1.59%	1.66%	1.54%
Return on average common shareholders' equity	6.09	13.92	15.99	16.89	16.34
Net interest spread	3.27	2.91	3.18	3.99	4.12
Net interest margin	4.20	4.45	4.58	4.79	4.54
Period-end common shareholders' equity to period-end assets	10.05	10.42	10.02	10.00	9.48
Period-end tangible common shareholders' equity to period-end tangible assets	7.23	7.39	8.24	8.21	7.56
Period-end shareholders' equity to period-end assets	12.42	10.42	10.02	10.00	9.48
Dividend payout ratio, per common share	88.50	40.13	34.31	30.03	30.50
Expense to revenue ratio	66.77	58.21	55.97	53.29	53.83
Asset Quality Ratios:
Nonaccrual loans to total loans and leases	1.70%	0.65%	0.20%	0.16%	0.41%
Nonaccrual loans and OREO to total loans and leases and OREO	1.79	0.65	0.20	0.16	0.41
Allowance for loan and lease losses to total loans and leases	1.80	1.45	1.50	1.66	1.75
Allowance for loan and lease losses to nonaccrual loans	106.11	223.03	743.88	1,069.33	428.91
Net (charge-offs)/recoveries to average total loans and leases	(0.57)	(0.08)	0.03	0.10	(0.07)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

        City National Corporation, through its primary subsidiary, City National Bank (the "Bank"), provides private and business banking services, including investment and trust services to mid-size businesses, entrepreneurs, professionals and affluent individuals. The Bank is the largest independent commercial bank headquartered in Los Angeles. For over 50 years, the Bank has served clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate clients' use, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking and other products and services. The Company also lends, invests and provides services in accordance with its Community Reinvestment Act commitment. Through the Company's asset management firms, subsidiaries of the Corporation, and Wealth Management Services, a division of the Bank, the Company offers 1) investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management; 2) personal and business trust and investment services, including employee benefit trust services; 401(k) and defined benefit plan administration, and; 3) estate and financial planning and custodial services. The Bank also advises and markets mutual funds under the name of CNI Charter Funds.

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

        See "Cautionary Statement for Purposes of the 'Safe Harbor' Provision of the Private Securities Litigation Reform Act of 1995," on page 81 in connection with "forward-looking" statements included in this report.

        Over the last three years, the Company's total assets and loans have grown by 13 percent and 34 percent, respectively. The growth in loans occurred primarily in commercial and residential mortgage loans, and includes the acquisition of Business Bank of Nevada in the first quarter of 2007. Deposit balances grew 4 percent for the same period.

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

        On May 1, 2007, the Corporation completed the acquisition of Lydian Wealth Management in an all-cash transaction. The investment advisory firm is headquartered in Rockville, Maryland and now manages or advises on client assets totaling $10.17 billion. Lydian Wealth Management changed its name to Convergent Wealth Advisors ("Convergent Wealth") and became a subsidiary of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003. All of the senior executives of Convergent Wealth signed employment agreements and acquired a significant minority ownership interest in Convergent Wealth.

CAPITAL ACTIVITY

        On April 26, 2006, the Board of Directors authorized the repurchase of 1.5 million additional shares of City National Corporation stock, following the completion of the March 24, 2004 buyback initiative. The buyback was completed in August 2006 at an average cost of $69.04. On July 6, 2006, the Board of Directors authorized the repurchase of 1.5 million additional shares of City National Corporation stock, following the completion of the April 26, 2006 buyback initiative. In 2006, 442,300 shares were repurchased under this program at an average cost of $66.24. On August 7, 2007, the Company's Board of Directors authorized the Company to repurchase 1 million additional shares of the Company's stock following completion of its previously approved stock buyback initiative. The Company repurchased an aggregate of 1,495,800 shares of common stock in 2007 at an average price of $69.47. On January 24, 2008, the Board of Directors authorized the repurchase of an additional 1 million shares of City National Corporation stock, following the completion of the August 7, 2007 buyback initiative. The Company repurchased an aggregate of 421,500 shares of common stock in 2008 at an average price of $48.41. The shares purchased under the buyback programs may be reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. At January 30, 2009, 1,140,400 additional shares could be repurchased under the existing authority.

        The Corporation paid dividends of $1.92 per share of common stock in 2008 and $1.84 per share of common stock in 2007. On January 21, 2009, the Board of Directors authorized a regular quarterly cash dividend on common stock at a rate of $0.25 per share (or $1.00 per common share for the year) to shareholders of record on February 4, 2009, payable on February 18, 2009.

        On November 21, 2008, City National Corporation received aggregate proceeds of $400 million from the United States Department of the Treasury ("Treasury") under the Troubled Asset Relief Program ("TARP") Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company's common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the warrant was valued using an option valuation model. The allocated values of the preferred stock and warrant were approximately $389.9 million and $10.1 million, respectively. The preferred stock will be accreted to the redemption price of $400 million over five years. Cumulative dividends on the preferred stock are payable quarterly at the rate of 5 percent for the first five years and increasing to 9 percent thereafter. The effective pre-tax cost to the Company for participating in the TARP Capital Purchase Program is approximately 9.5 percent, consisting of 8.6 percent for dividends and 0.9 percent for the accretion on preferred stock, and is based on the statutory tax rate. The preferred stock may be redeemed by the Corporation after three years. Prior to the end of three years, subject to the provisions of the American Recovery and Reinvestment Act of 2009 ("ARRA") described below, the preferred stock may be redeemed by the Corporation only with proceeds from the sale of qualifying equity securities of the Corporation which results in aggregate gross proceeds to the Corporation of not less than 25% of the issue price of the preferred stock. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock. If the Company receives aggregate proceeds of at least $400 million from sales of Tier 1 qualifying perpetual preferred stock prior to December 31, 2009, the number of shares to be delivered upon settlement of the warrant will be reduced by 50 percent.

        ARRA was signed into law on February 17, 2009. ARRA contains a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Corporation, until the institution has repaid the Treasury, which is now permitted under ARRA without the need to raise new capital, subject to the Treasury's consultation with the recipient's appropriate regulatory agency. When the institution has repaid the Treasury, the Treasury is to liquidate the warrant at the current market price.

        Dividends on preferred stock will be paid on a quarterly basis, with the first payment scheduled on February 15, 2009. The Corporation accrued dividends of $2.2 million and accreted $0.2 million of discount on preferred stock as of December 31, 2008.

CRITICAL ACCOUNTING POLICIES

        The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles. The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified seven policies as being critical because they require management to make estimates, assumptions and judgments that affect the reported amount of assets and liabilities, contingent assets and liabilities, and revenues and expenses included in the consolidated financial statements. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Circumstances and events that differ significantly from those underlying the Company's estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.

        The Company's critical accounting policies include those that address accounting for financial assets and liabilities reported at fair value, securities, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, share-based compensation plans, goodwill and other intangible assets, derivatives and hedging activities and income taxes. The Company, with the concurrence of the Audit and Risk Committee, has reviewed and approved these critical accounting policies, which are further described in Management's Discussion and Analysis and Note 1 of the Notes to Consolidated Financial Statements included in this Form 10-K. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.

Fair Value Measurements

        The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 157, Fair Value Measurements ("SFAS 157") effective January 1, 2008 on a prospective basis. SFAS 157 defines fair value for financial reporting purposes as the price that would be received to sell an asset or paid to transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date). Under the statement, fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact.

        The Company records securities available-for-sale, trading securities and derivative contracts at fair value on a recurring basis. Certain other assets such as impaired loans and OREO are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed. The value of assets and liabilities reported at fair value is based on an exit price (amount received to sell an asset or paid to transfer a liability at the reporting date) in the principal market or most advantageous market in which the Company could transact. The Company measures its assets and liabilities on a standalone basis, then aggregates assets and liabilities with similar characteristics for disclosure purposes. Management employs market standard valuation techniques in determining the fair value of assets and liabilities. Inputs used in valuation techniques are based on assumptions that market participants would use in pricing an asset or liability and are prioritized in the fair value hierarchy as follows:

Level 1—	Quoted market prices in an active market for identical assets and liabilities.
Level 2—
Observable inputs including quoted prices (other than Level 1) in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability such as interest rates, yield curves, volatilities and default rates, and inputs that are derived principally from or corroborated by observable market data.
Level 3—	Unobservable inputs reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available.

        If the determination of fair value measurement for a particular asset or liability is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Management's assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the asset or liability measured.

        A description of the valuation techniques applied the Company's major categories of assets and liabilities measured at fair value follows.

        Securities—Fair values for U.S. Treasury securities, marketable equity securities and trading securities, with the exception of agency securities held in the trading account, are based on quoted market prices. Securities with fair values based on quoted market prices are classified in Level 1 of the fair value hierarchy. Level 2 securities include the Company's portfolio of federal agency, mortgage-backed, state and municipal securities for which fair values are calculated with models using quoted prices and other inputs directly or indirectly observable for the asset or liability. Prices for 99 percent of these securities are obtained through a third-party valuation source. Management reviewed the valuation techniques and assumptions used by the provider and determined that the provider utilizes widely accepted valuation techniques based on observable market inputs appropriate for the type of security being measured. Prices for the remaining securities are obtained from dealer quotes. Securities classified in Level 3 include collateralized debt obligation instruments for which the market has become inactive. Fair values for these securities were determined using internal models based on assumptions that are not observable in the market.

        Loans—The Company does not record loans at fair value with the exception of impaired loans, which are measured for impairment in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). Under SFAS 114, loans measured for impairment based on the fair value of collateral or observable market prices are within the scope of SFAS 157. Loans reported at fair value were measured for impairment by valuing the underlying collateral based on third-party appraisals. These loans are classified in Level 2 of the fair value hierarchy.

        Derivatives—The Company uses interest rate swaps to manage its interest rate risk. The fair value of these swaps is obtained through third-party valuation sources that use conventional valuation algorithms. The pricing model is a discounted cash flow model that relies on inputs, such as interest rate futures, from highly liquid and active markets. The Company also enters into interest rate risk protection products with certain clients. These contracts are offset by paired trades with derivative dealers. The fair value of these derivatives is obtained from a third-party valuation source that uses conventional valuation algorithms.

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

        Other Real Estate Owned ("OREO")—The fair value of OREO is based on the appraised value of the properties performed in accordance with professional appraisal standards and Bank regulatory requirements under the Financial Institutions Reform Recovery and Enforcement Act of 1989. Appraisals are conducted, reviewed and approved by the Company's appraisal department. OREO is classified in Level 2 of the fair value hierarchy.

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

        For the significant majority of the Company's debt securities, fair values are obtained from a third party pricing service. The prices provided by the pricing service are based on quoted market prices, where available, or on observable market inputs appropriate for the type of security. The fair value for certain debt securities for which the market has become inactive is determined using an internal cash flow model based on current anticipated cash flows. The discount rate used in the model is based on the long-term rate for similar securities when the markets were active adjusted for increases in credit and liquidity spreads reflecting current market conditions. The fair values of equity securities and mutual funds are based upon quoted prices.

        Impairment exists when the fair value of a security is less than its cost. Cost includes adjustments made to the cost basis of a security for accretion, amortization and previous other-than-temporary impairments. The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary. Impairment is considered other-than-temporary when it becomes probable that an investor will be unable to recover the cost of an investment. The Company's impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis. The amount of the write down is included in Impairment loss on securities in the consolidated statements of income. The new cost basis is not adjusted for subsequent recoveries in fair value. See

Note 5 of Notes to Consolidated Financial Statements for discussion of impairments on securities available-for-sale.

Allowance for loan and lease losses and reserve for off-balance sheet credit commitments

        The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the levels deemed appropriate by management, as determined through application of the Company's allowance methodology procedures. The provision for credit losses reflects management's judgment of the adequacy of the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments. It is determined through quarterly analytical reviews of the loan and commitment portfolios and consideration of such other factors as the Company's loan and lease loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values, and current economic conditions, as well as the results of the Company's ongoing credit review process. As conditions change, our level of provisioning and the allowance for loan and lease losses and reserve for off-balance sheet credit commitments may change.

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

        For commercial, non-homogenous loans that are not impaired, the bank derives loss factors via a process that begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance homogeneous loans including residential first mortgages, installment, revolving credit and most other consumer loans is collectively evaluated for loss potential. Management also establishes a qualitative reserve that considers overall portfolio indicators, including current and historical credit losses; delinquent, nonperforming and criticized loans; trends in volumes and terms of loans; and an evaluation of overall credit quality and the credit process, including lending policies and procedures, economic, geographical, product and other environmental factors. Management also considers trends in internally risk-rated exposures, criticized exposures, cash-basis loans, and historical and forecasted write-offs; as well as a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit-limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

        The quantitative portion of the allowance for loan and lease losses is supplemented by qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance. The qualitative portion of the allowance attempts to incorporate the risks inherent in the portfolio, economic uncertainties, competition, regulatory requirements and other subjective factors including industry trends, changes in underwriting standards, decline in the value of collateral for collateral dependent loans and existence of concentrations. The reserve for off-balance sheet credit commitments is established by converting the off-balance sheet exposures to a loan equivalent amount and then applying the methodology used for loans described above.

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

        Goodwill and intangible assets are evaluated at least annually for impairment or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that impairment may exist or that the carrying amount of an intangible asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. If the fair value of the reporting unit including goodwill is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. For purposes of the goodwill impairment test, fair value techniques based on multiples of earnings or book value are used to determine the fair value of the Company's reporting units. The multiples used in these calculations are consistent with current industry practice for valuing similar types of companies.

        Intangible assets include core deposit intangibles and client advisory contract intangibles (combined, customer-relationship intangibles) originating from acquisitions of financial services firms. These assets are amortized over their estimated useful lives. Impairment testing of these assets is performed at the individual asset level. Impairment exists when the carrying amount of an intangible asset is not recoverable and exceeds its fair value. The carrying amount of an intangible asset is not recoverable when the carrying amount of the asset exceeds the sum of undiscounted cash flows (cash inflows less cash outflows) associated with the use and/or disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The fair value of core deposit intangibles is determined using market-based core deposit premiums from recent deposit sale transactions. The fair value of client advisory contracts is based on discounted expected future cash flows. Management makes certain estimates and assumptions in determining the expected future cash flows from customer-relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset. See Note 10 of Notes to Consolidated Financial Statements for further discussion.

Derivatives and hedging

        As part of its asset and liability management strategies, the Company uses interest-rate swaps to reduce cash flow variability and to moderate changes in the fair value of financial instruments. In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), the Company recognizes derivatives as assets or liabilities on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

        In accordance with SFAS 133, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a "fair value hedge" which is a hedge of a recognized asset or liability, (ii) a "cash flow hedge" which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an "undesignated hedge", a derivative contract not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statements of income. All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the consolidated balance sheets.

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

        For fair value hedges, the Company uses interest-rate swaps to hedge the fair value of certain certificates of deposits, subordinated debt and other long-term debt. The certificates of deposit are single maturity, fixed-rate, non-callable, negotiable certificates of deposit that pay interest only at maturity and contain no compounding features. The certificates cannot be redeemed early except in the case of the holder's death or under penalty. The interest-rate swaps are executed at the time the deposit transactions are negotiated. Interest-rate swaps are structured so that all key terms of the swaps match those of the underlying deposit or debt transactions, therefore ensuring there is no hedge ineffectiveness at inception. The Company ensures that the interest-rate swaps meet the requirements for utilizing the short cut method in accordance with paragraph 68 of SFAS 133 and maintains appropriate documentation for each interest-rate swap. On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and the hedging counterparties are evaluated to ensure that there are no adverse developments regarding counterparty default, thus ensuring continuous effectiveness. For fair value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings, on the same line in the consolidated statements of income as the related hedged item. For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest rate swaps is recorded as an adjustment to net interest income for the hedged items.

        The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) a derivative expires or is sold, terminated or exercised, (iii) a derivative is un-designated as a hedge, because it is unlikely that a forecasted transaction will occur or (iv) the Company determines that designation of a derivative as a hedge is no longer appropriate. If a fair value hedge derivative instrument is terminated or the hedge designation removed, the previous adjustments to the carrying amount of the hedged asset or liability would be subsequently accounted for in the same manner as other components of the carrying amount of that asset or liability. For interest-earning assets and interest-bearing liabilities, such adjustments would be amortized into earnings over the remaining life of the respective asset or liability. If a cash flow derivative instrument is terminated or the hedge designation is removed, related amounts reported in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

        The Company also offers various derivatives products to clients and enters into derivatives transactions in due course. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. They are carried at fair value with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income.

        Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The credit component of the fair value of the client derivative contracts is calculated using an internal model.

Share-based compensation

        The Company accounts for stock options and restricted stock in accordance with FASB Statement No. 123 (revised), Share Based Payment, ("SFAS 123R"). SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted stock, based on the fair value of the award on the grant date. This cost must be recognized in the consolidated statements of income over the vesting period of the award.

        The Company grants stock options, restricted stock and restricted stock units to employees in order to leverage the success of the Company by providing a means of aligning employees' interests with the interests of shareholders in increasing shareholder value, and by attracting, motivating, retaining, and rewarding key employees. The share-based compensation plans are authorized and administered by the Compensation, Nominating & Governance Committee of the Board of Directors. Awards may be granted to eligible employees and non-employee directors. Stock option awards are granted with an exercise price equal to the market price of the Company's stock on the grant date. The options vest in four years, beginning on the first anniversary of the grant date, and have 10-year contractual terms. Certain options and stock awards provide for accelerated vesting if there is a change of control (as defined in the City National Corporation 2008 Omnibus Plan) or a termination of service, which may include disability or death. Unvested options are forfeited upon termination of employment, except for those instances noted above, and in the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006. All unexercised options expire 10 years from the grant date.

        Since 2003, share-based compensation performance awards granted to colleagues of the Company have included grants of restricted stock or restricted stock units and fewer stock options. This reduced the total number of shares awarded but better aligned the interests of shareholders and colleagues. Restricted stock awards vest over a five-year period during which time the holder receives dividends and has full voting rights. Twenty-five percent of the restricted stock awards vest two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. Restricted stock is valued at the closing price of the Company's stock on the date of award. The portion of the market value of the restricted stock related to the current service period is recognized as compensation expense.

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

        Accrued income taxes represent the estimated amounts due or received from the various taxing jurisdictions where the Company has established a business presence. The balance also includes a contingent reserve for potential taxes, interest and penalties related to uncertain tax positions. On a quarterly basis, management evaluates the contingent tax accruals to determine if they are sufficient based on a probability assessment of potential outcomes. The determination is based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance and the status of tax audits. If a tax position which was previously recognized on the financial statements is no longer "more likely than not" to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense.

RECENT DEVELOPMENTS

        Continued upheaval in the credit markets has negatively affected the nation's economy with significant impact on the commercial and for-sale housing sectors. Declines in the housing market, with falling home prices, increasing foreclosures and rising unemployment, will continue to have a negative impact on the credit performance of real estate loans. Market volatility and illiquid market conditions during 2008 resulted in the Company recognizing impairments in its securities available-for-sale portfolio. If these disruptions in the financial markets persist, the Company may take additional impairment charges. Refer to "Item 1A—Risk Factors" for further discussion of business and economic conditions.

2008 HIGHLIGHTS

  •
  Consolidated net income available to common shareholders for 2008 was $105.0 million, or $2.11 per diluted common share, compared with $222.7 million, or $4.52 per diluted common share, in 2007. Net income available to common shareholders reflects net income less dividends on preferred stock related to the Company's participation in the Treasury's Capital Purchase Program. The decrease in net income available to common shareholders is largely due to a $127.0 million, or $73.9 million after tax, provision for credit losses recorded during 2008 and $49.3 million, or $28.7 million after tax, of other-than-temporary impairments recognized on securities available-for-sale.

  •
  Full-year revenue, which consists of net interest income and noninterest income, decreased to $866.9 million, a decrease of 5 percent from $911.5 million for 2007.

  •
  Fully taxable-equivalent net interest income amounted to $616.4 million in 2008, down slightly from $625.0 million for 2007. The Company's prime lending rate averaged 5.09 percent for 2008 compared with 8.05 percent for 2007.

  •
  Noninterest income was $267.0 million for 2008, a decrease from $303.2 million for 2007. Excluding securities impairment charges, noninterest income totaled $316.3 million, an increase of 4 percent from 2007. Management believes that it is useful for investors to understand the impact of the impairment charges on the Company's results of operations. Noninterest income accounted for 31 percent of the Company's revenue in 2008, slightly down from 33 percent in 2007.

  •
  The Company's effective tax rate was 31.1 percent for the year, lower than the 36.9 percent rate in 2007. The decrease in effective tax rate is due to lower pre-tax income in the current year.

  •
  Total assets at December 31, 2008 reached $16.46 billion, up 4 percent from $15.89 billion at the end of 2007 due to strong loan growth that was partly offset by a decline in the securities portfolio.

  •
  Total average assets increased to $16.03 billion for 2008 from $15.37 billion for 2007, an increase of 4 percent.

  •
  The return on average assets was 0.65 percent for 2008 compared with 1.45 percent for 2007. The return on average common shareholders' equity was 6.09 percent for 2008 compared with 13.92 percent for the prior year.

  •
  Average loan balances grew by 9 percent to $12.09 billion for 2008 compared with $11.06 billion for 2007.

  •
  In the fourth quarter alone, the Company renewed approximately $1 billion of loans and made approximately $340 million of new loans to new and existing clients, including consumers, homeowners, entrepreneurs, and small and mid-size businesses.

  •
  The allowance for loan and lease losses increased to $224.0 million for 2008 from $168.5 million for 2007. The Company's allowance amounts to 1.80 percent of total loans and leases, compared with 1.45 percent at the end of 2007.

  •
  Nonaccrual loans totaled $211.1 million as of December 31, 2008, compared with $75.6 million at December 31, 2007. Net loan charge-offs were $68.5 million in 2008, compared with $8.5 million in 2007. The increase in nonaccruals and net charge-offs occurred primarily in the Company's for-sale housing construction portfolio and commercial loan portfolio.

  •
  Average securities for 2008 totaled $2.40 billion, a decrease of 15 percent from $2.83 billion for 2007. The average duration of the total available-for-sale securities portfolio at December 31, 2008 was 2.7 years, compared with 3.4 years at December 31, 2007.

  •
  Average deposits totaled $11.90 billion for 2008, a 3 percent decrease from average deposits of $12.24 billion in 2007. Average core deposits totaled $10.60 billion for 2008, a 2 percent increase from the prior year.

  •
  The Company is well capitalized. At December 31, 2008, its ratio of shareholders' equity to total assets was 12.4 percent, compared to 10.4 percent at the same time in 2007. This increase reflects the Treasury's $400 million Capital Purchase Program investment.

OUTLOOK

        The Company remains well-capitalized, adequately reserved and profitable. The Company has significant liquidity and is well-positioned to profitably weather current economic conditions and return to increased profitability when conditions improve. In the short-term, however, net income available to common shareholders and earnings per common share will continue to be significantly affected by a weak economy, low revenue growth, historically low interest rates, somewhat higher credit costs, declining equity values, higher FDIC premiums and the additional costs of participating in the Treasury's TARP Capital Purchase Program. Excluding the higher FDIC premiums, which all banks are bearing in 2009, noninterest expense will show virtually no growth in 2009.

        In spite of today's challenging business climate, management expects the Company to remain profitable in 2009, though earnings in 2009 are anticipated to be lower than they were in 2008.

RESULTS OF OPERATIONS

Summary

        A summary of the Company's results of operations on a fully taxable-equivalent basis for each of the last five years ended December 31 follows:

		Increase (Decrease)			Increase (Decrease)		Year Ended December 31,
	Year Ended 2008			Year Ended 2007
(in thousands, except per share amounts)		Amount	%		Amount	%	2006	2005	2004
Interest income (1)	$801,176	$(109,678)	(12)	$910,854	$69,099	8	$841,755	$730,937	$618,060
Interest expense	184,792	(101,037)	(35)	285,829	65,424	30	220,405	106,125	58,437

Net interest income	616,384	(8,641)	(1)	625,025	3,675	1	621,350	624,812	559,623
Provision for credit losses	127,000	107,000	535	20,000	20,610	NM	(610)	—	—
Noninterest income	266,984	(36,218)	(12)	303,202	60,832	25	242,370	210,368	186,410
Noninterest expense:
Staff expense	357,015	25,924	8	331,091	35,940	12	295,151	263,398	239,583
Other expense	225,126	26,972	14	198,154	17,259	10	180,895	174,780	155,827

Total	582,141	52,896	10	529,245	53,199	11	476,046	438,178	395,410
Minority interest expense	5,378	(3,478)	(39)	8,856	2,898	49	5,958	5,675	4,992
Income before income taxes	168,849	(201,277)	(54)	370,126	(12,200)	(3)	382,326	391,327	345,631
Income taxes	47,405	(83,255)	(64)	130,660	(2,703)	(2)	133,363	141,821	123,429
Less: adjustments (1)	16,488	(265)	(2)	16,753	1,313	9	15,440	14,771	15,880

Net income	$104,956	$(117,757)	(53)	$222,713	$(10,810)	(5)	$233,523	$234,735	$206,322

Less: Dividends on preferred stock	2,445	2,445	NM	—	—	NM	—	—	—

Net income available to common shareholders	$102,511	$(120,202)	(54)	$222,713	$(10,810)	(5)	$233,523	$234,735	$206,322

Net income per common share, diluted	$2.11	$(2.41)	(53)	$4.52	$(0.14)	(3)	$4.66	$4.60	$4.04

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

        The following table shows average balances, interest income and yields for the last five years:

Net Interest Income Summary

	2008			2007
(in thousands)	Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,662,641	$252,911	5.42%	$4,279,523	$310,869	7.26%
Commercial real estate mortgages	2,057,459	134,511	6.54	1,878,671	136,446	7.26
Residential mortgages	3,293,166	184,818	5.61	3,020,316	166,823	5.52
Real estate construction	1,406,181	76,039	5.41	1,291,708	110,483	8.55
Equity lines of credit	503,428	22,340	4.44	404,493	30,456	7.53
Installment	165,840	9,841	5.93	182,700	13,539	7.41

Total loans and leases (3)	12,088,715	680,460	5.63	11,057,411	768,616	6.95
Due from banks—interest-bearing	96,872	1,896	1.96	88,787	2,604	2.93
Federal funds sold and securities purchased under resale agreements	10,037	161	1.61	13,066	686	5.25
Securities available-for-sale	2,292,932	112,437	4.90	2,757,304	131,218	4.76
Trading account securities	105,353	1,925	1.83	76,185	3,959	5.20
Other interest-earning assets	76,258	4,297	5.63	61,370	3,771	6.14

Total interest-earning assets	14,670,167	801,176	5.46	14,054,123	910,854	6.48

Allowance for loan and lease losses	(178,587)			(157,012)
Cash and due from banks	370,468			423,526
Other non-earning assets	1,166,773			1,050,127

Total assets	$16,028,821			$15,370,764

Liabilities and Shareholders' Equity (2)
Interest-bearing deposits
Interest checking accounts	$851,029	$5,688	0.67	$784,293	$4,739	0.60
Money market accounts	3,760,516	72,212	1.92	3,654,508	111,827	3.06
Savings deposits	137,779	556	0.40	147,764	715	0.48
Time deposits—under $100,000	220,259	6,695	3.04	240,388	9,518	3.96
Time deposits—$100,000 and over	1,299,462	37,840	2.91	1,876,184	87,881	4.68

Total interest-bearing deposits	6,269,045	122,991	1.96	6,703,137	214,680	3.20
Federal funds purchased and securities sold under repurchase agreements	1,098,731	27,591	2.51	662,928	32,491	4.90
Other borrowings	1,068,491	34,210	3.20	644,633	38,658	6.00

Total interest-bearing liabilities	8,436,267	184,792	2.19	8,010,698	285,829	3.57

Noninterest-bearing deposits	5,630,597			5,533,246
Other liabilities	234,968			227,332
Shareholders' equity	1,726,989			1,599,488

Total liabilities and shareholders' equity	$16,028,821			$15,370,764

Net interest spread			3.27%			2.91%
Fully taxable-equivalent net interest and dividend income		$616,384			$625,025

Net interest margin			4.20%			4.45%

Less: Dividend income included in other income		4,297			3,771

Fully taxable-equivalent net interest income		$612,087			$621,254

(1)
Net interest income is presented on a fully taxable-equivalent basis.

(2)
Certain prior period balances have been reclassified to conform to the current period presentation.

(3)
Includes average nonaccrual loans of $128,296, $28,512, $16,725, $22,495, and $39,266 for 2008, 2007, 2006, 2005, and 2004, respectively.

(4)
Loan income includes loan fees of $17,008, $15,684, $16,249, $24,894, and $20,354 for 2008, 2007, 2006, 2005, and 2004, respectively.

Net Interest Income Summary

2006			2005			2004
Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate

$3,882,466	$268,364	6.91%	$3,306,277	$202,672	6.13%	$3,042,167	$158,738	5.22%
1,786,024	133,429	7.47	1,836,904	132,245	7.20	1,776,193	111,992	6.31
2,764,599	147,573	5.34	2,481,122	129,314	5.21	2,138,365	115,042	5.38
955,456	84,462	8.84	749,911	56,930	7.59	756,022	41,734	5.52
364,744	27,938	7.66	298,751	18,029	6.03	216,206	9,649	4.46
195,074	14,760	7.57	202,393	14,022	6.93	177,704	10,843	6.10

9,948,363	676,526	6.80	8,875,358	553,212	6.23	8,106,657	447,998	5.53

54,843	1,161	2.12	46,705	452	0.97	63,042	740	1.17
30,417	1,525	5.01	50,287	1,617	3.22	463,979	6,884	1.48
3,438,002	157,208	4.57	3,990,687	171,985	4.31	3,609,139	159,865	4.43
50,003	2,803	5.61	37,645	1,396	3.71	32,476	331	1.02
46,627	2,532	5.43	46,562	2,275	4.89	46,900	2,242	4.78

13,568,255	841,755	6.20	13,047,244	730,937	5.60	12,322,193	618,060	5.02

(157,433)			(150,303)			(153,266)
428,742			443,828			442,570
875,948			820,472			784,496

$14,715,512			$14,161,241			$13,395,993

$758,164	$2,427	0.32	$828,530	$1,067	0.13	$792,424	$697	0.09
3,303,373	76,293	2.31	3,557,633	43,880	1.23	3,711,983	27,670	0.75
168,853	685	0.41	196,590	540	0.27	249,081	533	0.21
183,972	6,355	3.45	183,888	3,034	1.65	190,821	2,902	1.52
1,721,292	73,264	4.26	1,013,486	27,524	2.72	849,489	12,456	1.47

6,135,654	159,024	2.59	5,780,127	76,045	1.32	5,793,798	44,258	0.76

541,671	26,463	4.89	278,576	8,583	3.08	119,251	1,422	1.19
627,409	34,918	5.57	533,755	21,497	4.03	571,807	12,757	2.23

7,304,734	220,405	3.02	6,592,458	106,125	1.61	6,484,856	58,437	0.90

5,734,273			5,998,712			5,481,219
215,713			180,371			167,358
1,460,792			1,389,700			1,262,560

$14,715,512			$14,161,241			$13,395,993

		3.18%			3.99%			4.12%
	$621,350			$624,812			$559,623

		4.58%			4.79%			4.54%

	2,532			2,275			2,242

	$618,818			$622,537			$557,381

        Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between 2008 and 2007, as well as between 2007 and 2006 broken down between volume and rate:

Changes In Net Interest Income

	2008 vs 2007			2007 vs 2006
	Increase (decrease) due to			Increase (decrease) due to
			Net increase (decrease)			Net increase (decrease)
(in thousands) (1)	Volume	Rate		Volume	Rate
Interest earned on:
Loans and leases	$67,106	$(155,262)	$(88,156)	$76,878	$15,212	$92,090
Securities available-for-sale	(22,562)	3,781	(18,781)	(32,280)	6,290	(25,990)
Due from banks—interest-bearing	219	(927)	(708)	892	551	1,443
Trading account securities	1,151	(3,185)	(2,034)	1,374	(218)	1,156
Federal funds sold and securities purchased under resale agreements	(132)	(393)	(525)	(909)	70	(839)
Other interest-earning assets	858	(332)	526	876	363	1,239

Total interest-earning assets	46,640	(156,318)	(109,678)	46,831	22,268	69,099

Interest paid on:
Interest checking deposits	400	549	949	87	2,225	2,312
Money market deposits	3,158	(42,773)	(39,615)	8,764	26,770	35,534
Savings deposits	(46)	(113)	(159)	(87)	117	30
Time deposits	(23,111)	(29,753)	(52,864)	9,329	8,451	17,780
Other borrowings	33,862	(43,210)	(9,348)	7,482	2,286	9,768

Total interest-bearing liabilities	14,263	(115,300)	(101,037)	25,575	39,849	65,424

	$32,377	$(41,018)	$(8,641)	$21,256	$(17,581)	$3,675

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

Comparison of 2008 with 2007

        Taxable-equivalent net interest income totaled $612.1 million in 2008, compared with $621.3 million for 2007. A substantial reduction in interest rates from 2007 to 2008 contributed to the decline in net interest income, lowering the yield on earning assets by 102 basis points compared to a 138 basis point decrease in the cost of interest-bearing liabilities. The net effect of these rate changes was a decrease in net interest income of $41.0 million, which was partially offset by the additional net interest income related to the increase in average earning assets and decrease of average interest-bearing liabilities. The impact of changes in interest-earning assets and interest-bearing liabilities caused net interest income to increase by $32.4 million. Net interest income for 2008 also includes $12.8 million in income from the net settlement of interest-rate swaps compared with $5.4 million of expense in 2007. Interest income recovered on charged-off loans included above was $1.2 million in 2008, compared with $1.7 million for 2007. The fully taxable-equivalent net interest margin in 2008 was 4.20 percent, compared with 4.45 percent for 2007.

        Average loans and leases for 2008 increased to $12.09 billion, a 9 percent increase from average loans and leases of $11.06 billion for 2007. Loan growth was led by a 9 percent increase in commercial real estate and construction loans to $3.46 billion, and a 9 percent increase in commercial loans to $4.66 billion compared with 2007. In addition, average single-family residential loans increased 9 percent from the prior year.

        Average total securities in 2008 were $2.40 billion, a decrease of $435.2 million, or 15 percent, from 2007.

        Average core deposits, which continued to provide substantial benefits to the Bank's cost of funds, increased 2 percent to $10.60 billion from $10.36 billion for 2007. Average core deposits, which do not include certificates of deposit of $100,000 or more, represented 89.1 percent of the total average deposit base for the year. Included in core deposits are specialty deposits. Average specialty deposits, primarily from title and escrow companies, were $0.94 billion in 2008, compared with $1.19 billion in 2007, a decrease of 21 percent. Specialty deposit balances declined due to a decline in residential and commercial real estate activity.

        Average interest-bearing core deposits increased to $4.97 billion in 2008 from $4.83 billion in 2007, an increase of $142.6 million, or 3 percent. Average noninterest-bearing deposits increased to $5.63 billion in 2008 from $5.53 billion in 2007, an increase of $97.4 million, or 2 percent. Average time deposits in denominations of $100,000 or more decreased by $576.7 million, or 31 percent, to $1.30 billion, between 2007 and 2008.

Comparison of 2007 with 2006

        Net interest income was negatively impacted by changes in interest rates during 2007. The carryover effect of interest rate increases in 2006 caused the cost of interest-bearing liabilities to increase by 55 basis points in 2007 compared to a 28 basis point rise in the yield on earning assets. The net effect of these rate changes was a decrease in net interest income of $17.2 million, which was more than offset by the additional interest income related to the increase in average earning assets. The impact of changes in interest-bearing assets and liabilities caused net interest income to increase by $20.9 million. This benefit was partially offset by reduced average noninterest-bearing deposit balances which declined by $201.0 million. Interest rate increases also had a positive effect on service charges and fees on deposits which increased slightly due to lower earnings credits on deposit balances. Together, these changes caused the net interest margin to decline by 13 basis points, despite the $3.7 million increase in net interest income.

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

        Average loans and leases for 2007 increased to $11.06 billion for 2007, an 11 percent increase from average loans and leases of $9.95 billion for 2006. Loan growth was led by a 16 percent increase in commercial real estate and construction loans to $3.17 billion, and a 10 percent increase in commercial loans to $4.28 billion compared with 2006. In addition, average single-family residential loans increased 9 percent from the prior year. Excluding the acquisition of the Business Bank of Nevada average loans grew by 7 percent in 2007.

        Average total securities in 2007 were $2.83 billion, a decrease of $654.5 million, or 19 percent, from 2006.

        Average core deposits, which continued to provide substantial benefits to the bank's cost of funds, increased 2 percent to $10.36 billion from $10.14 billion for 2006. Average core deposits, which do not include certificates of deposit of $100,000 or more, represented 84.7 percent of the total average deposit base for the year. Included in core deposits are specialty deposits. Average specialty deposits, primarily from title and escrow companies, were $1.19 billion in 2007, compared with $1.26 billion in

2006, a decrease of 6 percent. Specialty deposit balances declined due to the slowdown in the housing market.

        Average interest-bearing core deposits increased to $4.83 billion in 2007 from $4.41 billion in 2006, an increase of $412.6 million, or 9 percent. Average noninterest-bearing deposits decreased to $5.53 billion in 2007 from $5.73 billion in 2006, a decrease of $201.0 million, or 4 percent. Average time deposits in denominations of $100,000 or more increased by $154.9 million, or 9 percent, to $1.88 billion, between 2006 and 2007. The decrease in noninterest-bearing deposits and increase in time deposits occurred as some of the Bank's clients shifted funds to higher-yielding accounts.

Provision for Credit Losses

        The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance and the reserve for off-balance sheet commitments to the levels deemed appropriate by management, as determined through its application of the Company's allowance methodology procedures (see "Critical Accounting Policies" on page 36).

        The Company recorded expense of $127.0 million and $20.0 million through the provision for credit losses in 2008 and 2007, respectively, and income of $0.6 million during 2006. The provision recorded in 2008 reflects management's ongoing assessment of the credit quality of the Company's portfolio, which is impacted by various economic trends, including continuing weakness in the housing sector. Additional factors affecting the provision include net loan charge-offs, increased nonaccrual loans, risk rating migration, growth in the loan portfolio and changes in the economic environment during the period. See "Balance Sheet Analysis—Asset Quality—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments" for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

        Total nonaccrual loans increased to $211.1 million at December 31, 2008, from $75.6 million at December 31, 2007 and $150.9 million at September 30, 2008. While a majority of new nonaccrual loans are centered in the homebuilder portfolio, there was an increase in the number of nonaccrual loans in the commercial portfolio.

        The Company has not originated nor purchased subprime or option adjustable-rate mortgages.

        Net loan charge-offs totaled $68.5 million for the year ended December 31, 2008 compared with net loan charge-offs of $8.5 million and net loan recoveries of $2.8 million for the years ended December 31, 2007 and 2006, respectively. Loans to homebuilders for residential loan acquisition, development and construction accounted for 46 percent of the 2008 net charge-offs. The remaining net-charge-offs relate to commercial loans and other construction loans.

        Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Noninterest Income

        Noninterest income for the year totaled $267.0 million, a decrease of $36.2 million, or 12 percent, from 2007. Noninterest income increased $60.8 million, or 25 percent, between 2007 and 2006. Noninterest income represented 31 percent of total revenues in 2008, compared with 33 percent and 29 percent in 2007 and 2006, respectively.

        A breakdown of noninterest income by category is provided in the table below:

Analysis of Changes in Noninterest Income

		Increase (Decrease)			Increase (Decrease)
(in millions)	2008	Amount	%	2007	Amount	%	2006
Trust and investment fees	$132.2	$(8.5)	(6.0)	$140.7	$33.2	30.9	$107.5
Brokerage and mutual fund fees	73.4	13.1	21.7	60.3	10.0	19.9	50.3

Total wealth management fees	205.6	4.6	2.3	201.0	43.2	27.4	157.8
Cash management and deposit transaction fees
transaction fees	48.3	13.0	36.8	35.3	3.7	11.7	31.6
International services fees	32.5	2.1	6.9	30.4	4.2	16.0	26.2
Bank-owned life insurance	2.8	0.1	3.7	2.7	(0.3)	(10.0)	3.0
Other service charges and fees	29.0	(0.2)	(0.7)	29.2	3.7	14.5	25.5

Total noninterest income before (loss) gain	318.2	19.6	6.6	298.6	54.5	22.3	244.1
Impairment loss on securities	(49.3)	(49.3)	NM	—	—	NM	—
(Loss) gain on sale of other assets	(0.4)	(6.4)	(106.7)	6.0	3.2	114.3	2.8
Loss on sale of securities	(1.5)	(0.1)	(7.1)	(1.4)	3.1	68.9	(4.5)

Total	$267.0	$(36.2)	(11.9)	$303.2	$60.8	25.1	$242.4

NM—Not
meaningful.

Wealth Management

        The Bank provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank's wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. A portion of these fees is based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Trust and investment fees decreased 6 percent from 2007 primarily as a result of lower market valuations and asset mix changes. The 22 percent increase in brokerage and mutual fund fees from the prior year is due to growth in money market funds and managed fixed income accounts as a result of a flight to safety by investors during a time of market volatility.

        Assets under management ("AUM") include assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from it clients. Assets under administration are assets the Company holds in a fiduciary capacity or for which it provides non-advisory services. The table below provides a summary of AUM:

	December 31,
			% Change
(in millions)	2008	2007
Assets Under Management	$30,782	$37,269	(17)
Assets Under Administration
Brokerage	5,600	7,593	(26)
Custody and other fiduciary	11,138	13,644	(18)

Subtotal	16,738	21,237	(21)

Total assets under management or administration (1)	$47,520	$58,506	(19)

(1)
Excludes $4.67 billion and $12.44 billion of assets under management for an asset manager in which the Company held a minority ownership interest as of December 31, 2008 and 2007, respectively.

        Assets under management fell 17 percent from 2007. Assets under management or administration fell 19 percent from 2007. Growth in the Company's money market funds and managed fixed income accounts, resulting from a flight to safety by investors during a time of market volatility, was offset by declines in equity AUM. The decline in equities was primarily due to lower market valuations.

        A distribution of AUM by type of investment is provided in the following table:

Investment	% of AUM December 31, 2008	% of AUM December 31, 2007
Equities	27%	49%
U.S. fixed income	22%	18%
Cash and cash equivalents	33%	20%
Other (1)	18%	13%

	100%	100%

(1)
Includes international equities, private equity and other alternative investments.

        Historically, the investment mix of assets generally does not change significantly on a year to year basis. The mix of assets has changed in 2008 compared to 2007 due to cash and money market investment inflows as well as significant decreases in the market value of equities as discussed above. The other investment category has increased due to client inflows to other alternative investments at Convergent Wealth.

Other Noninterest Income

        Cash management and deposit transaction fees increased $13.0 million, or 37 percent, in 2008, compared with a 12 percent increase in 2007 from 2006. The growth in deposit-related fee income from the prior year is due to the impact of declining interest rates on compensating deposit balances and the sale of additional cash management services.

        International services income for 2008 increased $2.1 million, or 7 percent, over 2007. In 2007, international services income increased $4.2 million, or 16 percent, over 2006. International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, and foreign collection fees. The increase in 2008 and 2007 reflects the continuing growth in demand for both foreign exchange services and letters of credit.

        Other service charges and fees had a slight decrease of $0.2 million in 2008 over 2007, or 1 percent. Other service charges and fees increased $3.7 million in 2007 over 2006, or 15 percent, due to higher transaction volumes.

        Impairment loss on securities was $49.3 million in 2008 due to unprecedented disruptions in the financial markets. There was no impairment loss recognized in 2007 and 2006. See "Balance Sheet Analysis—Securities" for further discussion of impairment loss on securities.

        Losses on the sale of securities available-for-sale totaled $1.5 million and $1.4 million in 2008 and 2007, respectively. The Company also realized losses on the sale of securities available-for-sale of $4.5 million in 2006.

        Loss on sale of other assets for 2008 was $0.4 million relating mostly to losses recognized on sale of other real estate owned. Gain on sale of other assets for 2007 included a $5.1 million gain on the recovery of an investment in liquidation and a $0.6 million gain on the sale of an insurance policy.

Noninterest Expense and Minority Interest Expense

        Noninterest expense (including minority interest expense) was $587.5 million in 2008, an increase of $49.4 million, or 9 percent, over 2007. Noninterest expense increased $56.1 million, or 12 percent, in 2007 over 2006. The increase is largely due to a $7.9 million, net of minority interest, impairment of a contract intangible asset associated with an investment management affiliate, $4.7 million of additional expense for FDIC premiums, $1.6 million of legal settlement relating to licensing of check imaging and processing technology, and acquisitions of Business Bank of Nevada and Convergent Wealth during 2007. Excluding all of the above items, noninterest expense grew 4 percent from 2007. Management believes that it is useful for investors to understand the impact of these charges on the Company's results of operations.

        The following table provides a summary of noninterest expense by category:

Analysis of Changes in Noninterest Expense and Minority Interest Expense

		Increase (Decrease)			Increase (Decrease)
(in millions)	2008	Amount	%	2007	Amount	%	2006
Salaries and employee benefits	$357.0	$25.9	7.8	$331.1	$35.9	12.2	$295.2

All other noninterest expense:
Net occupancy of premises	49.5	6.0	13.8	43.5	3.3	8.2	40.2
Legal and professional fees	32.8	(3.2)	(8.9)	36.0	1.0	2.9	35.0
Information services	27.0	3.6	15.4	23.4	1.6	7.3	21.8
Marketing and advertising	22.9	1.1	5.0	21.8	3.1	16.6	18.7
Depreciation and amortization	22.2	1.3	6.2	20.9	1.8	9.4	19.1
Office services	12.4	0.1	0.8	12.3	1.5	13.9	10.8
Amortization of intangibles	17.7	8.8	98.9	8.9	3.6	67.9	5.3
Equipment	3.1	(0.1)	(3.1)	3.2	0.4	14.3	2.8
Other operating	37.5	9.4	33.5	28.1	0.9	3.3	27.2

Total all other noninterest expense	225.1	27.0	13.6	198.1	17.2	9.5	180.9

Total noninterest expense	582.1	52.9	10.0	529.2	53.1	11.2	476.1

Minority interest expense	5.4	(3.5)	(39.3)	8.9	3.0	50.8	5.9

Total noninterest expense including minority interest	$587.5	$49.4	9.2	$538.1	$56.1	11.6	$482.0

        Salaries and employee benefits expense increased to $357.0 million, or 8 percent in 2008 from $331.1 million in 2007 primarily due to the acquisition of Convergent Wealth in May 2007, higher performance-based compensation costs and staffing increases from prior year. Salaries and employee benefits expense for 2008 includes $14.7 million related to share-based compensation plans compared with $13.9 million for 2007 and $12.3 million for 2006. Salaries and employee benefits expense increased 12 percent in 2007 from 2006 largely due to the acquisition of BBNV and Convergent Wealth and to higher performance-based compensation costs. Full-time equivalent staff increased to 2,989 at December 31, 2008 from 2,914 at December 31, 2007 and 2,689 at December 31, 2006.

        The remaining noninterest expense categories increased $27.0 million or 14 percent, between 2007 and 2008. Occupancy costs increased $6.0 million and information services expenses increased by $3.6 million due to the acquisition of Convergent Wealth, as well as rent increases, new office locations and new software and systems. Amortization of intangible assets, which include customer-relationship intangibles, increased by $8.8 million due largely to a $9.4 million impairment of a contract intangible asset in 2008. Minority interest expense, representing minority shareholders' interests in the net income of affiliates, decreased by $3.5 million from 2007 primarily due to declining income at our other majority-owned affiliates.

        The remaining noninterest expense categories increased $17.2 million, or 10 percent, between 2006 and 2007 largely due to the acquisitions of BBNV and Convergent Wealth during 2007.

Segment Operations

        The Company's reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 22 on page A-58 of the Notes to Consolidated Financial Statements.

Commercial and Private Banking

Comparison of 2008 to 2007

        Net income for the Commercial and Private Banking segment decreased by $47.8 million, or 24 percent, to $155.4 million for 2008 from $203.2 million for 2007. The decrease in net income for 2008 compared to the year earlier is primarily due to the higher provision for credit losses. Refer to page 48 of this report for further discussion of the Provision for Credit Losses. Net interest income increased to $639.9 million for 2008 from $623.6 million for 2007. The increase in net interest income compared to the prior year was driven by loan growth across all major loan categories. Loan growth offset the impact of decreases in the prime rate and net interest margin compared to the year earlier. Average loan balances increased by 10 percent to $12.01 billion for 2008 from $10.96 billion for 2007. Average deposits decreased to $10.87 billion for 2008 from $11.05 billion for 2007. The decrease was primarily due to the planned maturity and non-renewal of higher cost promotional certificates of deposits and to a decline in title and escrow deposits resulting from the slowdown in the housing and commercial real estate industries. Noninterest income increased 24 percent to $187.6 million for 2008 from $151.3 million for 2007. The increase is primarily due to higher cash management and deposit transaction fees, and to increases in mutual fund and international services fees. Noninterest expense, including depreciation and amortization, was $41.2 million, or 10 percent, higher for 2008 compared to 2007. Noninterest expense for 2008 includes a full year of expenses for the Business Bank of Nevada acquired in May 2007. Noninterest expense for 2008 also reflects higher staffing and occupancy costs associated with new offices, growth in software costs associated with new data processing systems and an increase in FDIC premiums compared to the year earlier.

Comparison of 2007 to 2006

        Net income for the Commercial and Private Banking segment decreased by $6.4 million to $203.1 million for 2007 from $209.5 million for 2006. The decrease in net income for 2007 compared to the year earlier is primarily due to the $20.0 million provision for credit losses recorded in 2007. Net interest income increased to $623.6 million for 2007 from $600.0 million for 2006. The increase in net interest income compared to the prior year was driven by loan growth, primarily in commercial, residential mortgage and real estate construction loans. Loan growth offset the impact of a decrease in the net interest margin, largely due to higher deposit costs, compared to 2006. Average loan balances increased by 11 percent to $10.96 billion for 2007 from $9.84 billion for 2006. Average deposits increased to $11.05 billion for 2007 from $10.56 billion for 2006. Noninterest income increased 15 percent to $151.3 million for 2007 from $132.0 million for 2006. The increase is due to growth in trust and investment fees, brokerage and mutual fund fees, cash management and deposit transaction fees and international services fees compared to the prior year. Noninterest expense, including depreciation and amortization, was $29.8 million, or 7 percent, higher for 2007 compared to 2006 due to the acquisition of BBNV and higher staffing and occupancy costs associated with new offices.

Wealth Management

Comparison of 2008 to 2007

        The Wealth Management segment had net income of $35.9 million for 2008, a decrease of $2.4 million, or 6 percent, from $38.3 million for 2007. Noninterest income increased by $4.8 million to $208.7 million for 2008 from $203.9 million for 2007. Refer to page 51 of this report for a discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, increased by 11 percent to $159.3 million for 2008 compared to $143.4 million for 2007. Noninterest expense for 2008 includes a $9.4 million impairment write down of a contract intangible, a full year of expenses for Convergent Wealth, compared with 8 months for 2007, and expenses related to the opening of the Los Angeles office of Convergent Wealth in 2008.

Comparison of 2007 to 2006

        The Wealth Management segment had net income of $38.3 million for 2007, an increase of $12.0 million, or 46 percent, from 2006. Noninterest income increased by $48.1 million to $203.9 million for 2007 from $155.8 million for 2006. The increase in net income and noninterest income compared to the year earlier is attributable to the acquisition of Convergent Wealth in 2007, a full year of results for Independence Investments and higher transaction volumes. Noninterest expense, including depreciation and amortization, was $143.4 million, or 24 percent, higher in 2007 than in 2006. The increase in noninterest expense compared to 2006 is due to the acquisition of Convergent Wealth and reflects a full year of expenses for Independence Investments.

Other

Comparison of 2008 to 2007

        The net loss in the Other segment increased to $86.3 million for 2008 compared to $18.7 million for 2007. The increase in the net loss for the year is largely due to $28.6 million, after tax, of impairment charges recorded on investment securities. Results for the segment were also impacted by higher net funding costs in the Asset Liability Funding Center, reflected as an increase in net interest expense, and an increase in inter-segment revenue, which is eliminated in this segment.

Comparison of 2007 to 2006

        The net loss in the Other segment increased to $18.7 million for 2007 compared to $2.3 million for 2006. Results for the segment were impacted by higher net funding costs and expense associated with interest-rate swaps in the Asset Liability Funding Center, and an increase in inter-segment revenue, which is eliminated in this segment.

Income Taxes

        The effective tax rate for 2008 was 31.1 percent, compared with 36.9 percent for 2007 and 36.4 percent for 2006. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships and tax-exempt income on municipal bonds and bank-owned life insurance. See Note 9 of the Notes to Consolidated Financial Statements on page A-35.

        The Internal Revenue Service has completed its audit of the Company's tax returns for the years 2002-2007 resulting in no material financial statement impact. The Company is currently being audited by the IRS for the year 2008 and by the Franchise Tax Board for the years 1998 through 2004. The potential financial statement impact, if any, resulting from the completion of the audits is not determinable at this time.

        From time to time, there may be differences in opinions with respect to the Company's tax treatment of certain transactions. A tax position which was previously recognized on the financial statements is not reversed unless it appears the benefits are no longer "more likely than not" to be sustained upon a challenge from the taxing authorities. The Company did not have any tax positions for which previously recognized benefits were reversed during the year ended December 31, 2008.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk results from the variability of future cash flows and earnings due to changes in the financial markets. These changes may also impact the fair values of loans, securities and borrowings. The values of financial instruments may fluctuate because of interest rate changes, foreign currency exchange rate changes, or other market changes. The Company's asset/liability management process entails the evaluation, measurement and management of interest rate risk, market risk and liquidity risk. The principal objective of asset/liability management is to optimize net interest income subject to margin volatility and liquidity constraints over the long term. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company's liabilities. The Board of Directors approves asset/liability policies and annually reviews and approves the limits within which the risks must be managed. The Asset/Liability Management Committee ("ALCO"), which is comprised of senior management and key risk management individuals, sets risk management guidelines within the broader limits approved by the Board, monitors the risks and periodically reports results to the Board.

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

Liquidity Risk

        Liquidity risk results from the mismatching of asset and liability cash flows. Funds for this purpose can be obtained in cash markets, by borrowing, or by selling certain assets. The objective of liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Company's operations and meet obligations and other commitments on a timely and cost-effective basis. The Company achieves this objective through the selection of asset and liability maturity mixes that it believes best meet its needs. The Company's liquidity position is enhanced by its ability to raise additional funds as needed in the wholesale markets. Liquidity risk management is an important element in the Company's ALCO process, and is managed within limits approved by the Board of Directors and guidelines set by management. Attention is also paid to potential outflows resulting from disruptions in the financial markets or to unexpected credit events. These factors are incorporated into the Company's contingency funding analysis, and provide the basis for the identification of primary and secondary liquidity reserves.

        In recent years, the Company's core deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 77 percent and 78 percent of funding for average total assets in 2008 and 2007, respectively. Strong core deposits are indicative of the strength of the Company's franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

        A significant portion of remaining funding of average total assets is provided by short-term federal fund purchases and, to a lesser extent, sales of securities under repurchase agreements. These funding sources, on average, totaled $1.10 billion and $662.9 million in 2008 and 2007, respectively. The Company also increased its funding from other longer-term borrowings to $1.07 billion on average in 2008 from $644.6 million in 2007. Market sources of funds comprise a relatively modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company's treasury department.

        Liquidity is further provided by assets such as federal funds sold and trading account securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $115.4 million during 2008 compared with $89.3 million in 2007. In addition, the Company has a remaining borrowing capacity of $2.48 billion as of December 31, 2008, secured by collateral, from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company's investment portfolio also provides a substantial secondary liquidity reserve. The portfolio of securities available-for-sale averaged $2.29 billion and $2.76 billion in 2008 and 2007, respectively. The unpledged portion of securities available-for-sale at December 31, 2008 totaled $0.78 billion. These securities could be used as collateral for borrowing and in dire circumstances, a portion could be sold. Maturing loans provide additional liquidity, and $3.43 billion, or 28 percent, of the Company's loans are scheduled to mature in 2009.

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

        The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. The model projects net interest income assuming no changes in loans or deposit mix as it stood at December 31, 2008. Interest rate scenarios include stable rates and 100 and 200 basis point parallel shifts in the yield curve occurring gradually over a twelve-month period. Loan yields and deposit rates change over the twelve-month horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

        During 2008, the Company maintained a neutral to slightly asset-sensitive interest rate position. The average prime rate decreased 296 basis points in 2008 causing asset yields to decline. The cost of interest bearing liabilities declined more slowly than was expected due to competitive pricing pressures for deposits and to difficulties in the credit markets. As a result, the Company's net interest margin decreased by 25 basis points. The simulation model is based on the balance sheet as of year end, and projects net interest income assuming no change in loan or deposit mix. Interest rate scenarios include stable rates and 100 and 200 basis point parallel shifts in the yield curve occurring gradually over a twelve-month period. As of December 31, 2008, the Federal Funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields but are expected to lower interest expense somewhat thus improving net interest margin slightly. This compares to the results of the simulation model as of December 31, 2007, which indicated that a 100 basis point decline in the yield curve over a twelve-month horizon would result in a decrease in projected net interest income of approximately 0.1 percent while a 200 basis point decline would reduce projected net interest income by approximately 3.2 percent. At December 31, 2008, a gradual 100 basis point parallel increase in the yield curve over the next 12 months would result in an increase in projected net interest income of approximately 0.8 percent while a 200 basis point increase would increase projected net interest income by approximately 1.8 percent. This compares to an increase in projected net interest income of 1.4 percent with a 100 basis point increase and 2.6 percent with a 200 basis point increase at December 31, 2007. The Company's interest rate risk exposure remains within Board limits and ALCO guidelines.

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

        The MVPE model indicates that MVPE is somewhat vulnerable to a sudden and substantial increase in interest rates. As of December 31, 2008, a 200 basis point increase in interest rates results in a 4.2 percent decline in MVPE. This compares to a 3.5 percent decline a year earlier. The higher sensitivity is due to changes in the deposit mix and a slight increase in the duration gap between earning assets and interest bearing liabilities. As noted above, measurement of a 200 basis point decrease in rates as of December 31, 2008 is not meaningful. As of December 31, 2007, a 200 basis point decrease in rates would improve MVPE by 1.4 percent.

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

        Interest-rate swaps are used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest income or expense associated with interest-rate swaps (the difference between the fixed and floating rates paid or received) is included in net interest income in the reporting periods in which they are earned. As discussed in "Critical Accounting Policies—Derivatives and hedging," all derivatives are recorded on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

        Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest rate risk management instruments had $15.6 million of credit risk exposure at December 31, 2008 and $12.1 million as of December 31, 2007. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company's swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. As of December 31, 2008, collateral valued at $19.9 million had been received from swap counterparties. At December 31, 2007, collateral valued at $5.5 million had been received from swap counterparties.

        As of December 31, 2008, the Company had $715.9 million notional amount of interest-rate swaps designated as hedges, of which $390.9 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges, consisting of positive mark-to-market of $35.0 million and net interest receivable of $1.1 million, resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $36.1 million. The positive fair value of $12.1 million on the cash flow hedges of variable-rate loans resulted in the recognition of other assets and an other comprehensive gain, and included a positive mark-to-market of $11.5 million, before taxes of $4.8 million, and net interest receivable of $0.6 million.

        The subordinated debt and other long-term debt consists of City National Bank 10-year subordinated notes with a face value of $150.0 million due on September 1, 2011 and City National Corporation senior notes with a face value of $220.9 million due on February 15, 2013. In addition, the Company has outstanding trust preferred debentures with a face value of $5.2 million due on November 23, 2034.

        Amounts to be paid or received on the cash flow hedge interest-rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $5.5 million that increased net interest income during 2008. Comprehensive gains expected to be reclassified into net interest income within the next 12 months are $7.7 million.

	December 31, 2008				December 31, 2007			December 31, 2006
(in millions)	Notional Amount	Fair Value		Duration	Notional Amount	Fair Value	Duration	Notional Amount	Fair Value	Duration
Fair Value
Interest Rate Swap
Certificates of deposit	$20.0	$1.4		1.9	$20.0	$0.9	2.7	$175.0	$(0.1)	0.2
Long-term and subordinated debt	370.9	34.7		3.3	490.9	11.1	3.0	490.9	(2.5)	3.8

Total fair value hedge swaps	390.9	36.1		3.2	510.9	12.0	3.0	665.9	(2.6)	2.8

Cash Flow Hedge
Interest Rate Swap
US Dollar LIBOR based loans	200.0	8.4		1.8	100.0	3.9	2.3	325.0	(1.8)	0.6
Prime based loans	125.0	3.7		1.3	250.0	0.8	0.4	375.0	(3.1)	0.6

Total cash flow hedge swaps	325.0	12.1		1.6	350.0	4.7	0.9	700.0	(4.9)	0.6

Fair Value and Cash Flow Hedge
Interest Rate Swaps	$715.9	$48.2	(1)	2.5	$860.9	$16.7	2.2	$1,365.9	$(7.5)	1.7

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

        The table below shows the notional amounts of the Company's interest-rate swap maturities and average rates at December 31, 2008 and December 31, 2007. Average interest rates on variable-rate instruments are based upon the Company's interest rate forecast.

Interest Rate Swap Maturities and Average Rates
December 31, 2008

(in millions)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Notional amount	$25.0	$185.0	$285.0	$—	$220.9	$—	$715.9	$48.2
Weighted average rate received	7.97%	5.41%	4.79%	—	4.38%	—%	4.93%
Weighted average rate paid	3.25%	1.59%	1.61%	—	2.15%	—%	1.83%

Interest Rate Swap Maturities and Average Rates
December 31, 2007

(in millions)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Notional amount	$340.9	$25.0	$110.0	$160.0	$—	$225.0	$860.9	$16.7
Weighted average rate received	6.99%	7.97%	5.31%	5.57	—%	4.38%	5.86%
Weighted average rate paid	6.62%	7.25%	4.66%	5.11	—%	4.87%	5.65%

Other Derivatives

        The Company also offers interest-rate swaps and interest-rate caps, floors and collars to its clients to assist them in hedging their cash flow and operations. These derivative contracts are offset by paired trades with unrelated third parties. They are not designated as hedges under SFAS 133, and the positions are marked to market each reporting period. As of December 31, 2008, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $302.2 million.

        The Company offers a certificate of deposit product which provides a return based on the performance of an equity index. Under SFAS 133, a rate of return tied to a market index represents an embedded derivative. The embedded derivative associated with the certificate of deposit is treated as a written option contract with the depositer. The Company purchased offsetting options from a counterparty bank. These positions are not designated as hedges under SFAS 133 and are marked to market each reporting period. As of December 31, 2008, the notional balance of both the written and purchased options was $2.0 million.

Market Risk-Foreign Currency Exchange

        The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. The Company's policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At December 31, 2008, the Company's outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $373.4 million. All foreign exchange contracts outstanding at December 31, 2008 had remaining maturities of 12 months or less and the mark-to-market included in other assets and other liabilities totaled $4.6 million and $3.9 million, respectively.

BALANCE SHEET ANALYSIS

        Total assets were $16.46 billion at December 31, 2008, compared to $15.89 billion at December 31, 2007. Average assets were $16.03 billion for 2008, compared to $15.37 billion for 2007.

        Total average interest-earning assets for 2008 were $14.67 billion in 2008, compared to $14.05 billion in 2007.

Securities

        Comparative period-end balances for available-for-sale securities are presented below:

Securities Available-for-Sale

	December 31, 2008		December 31, 2007
(in thousands)	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$45,709	$46,197	$45,106	$45,228
Federal agency	29,939	30,180	50,996	51,042
CMOs	956,460	875,085	1,041,692	1,027,439
Mortgage-backed	644,594	653,914	822,193	807,534
State and municipal	404,787	413,030	391,790	395,455
Other	98,419	74,343	65,437	63,977

Total debt securities	2,179,908	2,092,749	2,417,214	2,390,675
Equity securities and mutual funds	59,276	52,121	67,689	71,980

Total securities	$2,239,184	$2,144,870	$2,484,903	$2,462,655

        At December 31, 2008, the fair value of securities available-for-sale totaled $2.14 billion, a decrease of $317.8 million, or 13 percent from December 31, 2007. The decrease was due to securities impairments of $49.3 million, as well as scheduled maturities of $157.4 million, paydowns of $295.9 million, and the sale of $105.1 million of securities to fund loan growth, improve liquidity and reduce prepayment risk, offset in part by additional purchases of $362.7 million. The average duration of total available-for-sale securities at December 31, 2008 and December 31, 2007 was 2.7 and 3.4 years, respectively.

        At December 31, 2008, the securities available-for-sale portfolio had a net unrealized loss of $94.3 million, comprised of $28.9 million of unrealized gains and $123.2 million of unrealized losses. At December 31, 2007, the securities available-for-sale portfolio had a net unrealized loss of $22.2 million, comprised of $11.6 million of unrealized gains and $33.9 million of unrealized losses. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a component of other comprehensive income.

        Dividend income included in interest income on securities available-for-sale in the consolidated statements of income was $3.2 million and $1.6 million for the years ended December 31, 2008 and 2007, respectively.

        The following table provides the expected remaining maturities of debt securities included in the securities portfolio at December 31, 2008, except for mortgage-backed securities which are allocated according to their average expected maturities. Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year thru 5 years	Over 5 years thru 10 years	Over 10 years	Total
U.S. Treasury	$46,197	$—	$—	$—	$46,197
Federal agency	30,180	—	—	—	30,180
CMOs	35,597	659,713	179,775	—	875,085
Mortgage-backed	5,141	504,055	112,531	32,187	653,914
State and municipal	31,858	147,796	170,524	62,852	413,030
Other	—	14,967	51,672	7,704	74,343

Total debt securities	$148,973	$1,326,531	$514,502	$102,743	$2,092,749

Amortized cost	$166,059	$1,349,326	$560,748	$103,775	$2,179,908

Impairment Assessment

        Impairment exists when the fair value of a security is less than its cost. Cost includes adjustments made to the cost basis of a security for accretion, amortization and previous other-than-temporary impairments. The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary. Impairment is considered other-than-temporary when it becomes probable that the Company will be unable to recover the cost of an investment. The Company's impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis. The amount of the write down is included in Impairment loss on securities in the consolidated statements of income. The new cost basis is not adjusted for subsequent recoveries in fair value, if any.

Securities Deemed to be Other-Than-Temporarily Impaired

        Through the impairment assessment process, the Company determined that the investments discussed below were other-than-temporarily impaired at December 31, 2008. The Company recorded a $49.3 million impairment loss on available-for-sale securities in 2008. No impairment losses were recorded in 2007 and 2006.

	For the year ended December 31,
(in thousands) Impairment Losses on Other-Than-Temporarily Impaired Securities	2008	2007	2006
Collateralized debt obligation income notes	$18,088	$—	$—
Equity securities and mutual funds	31,192	—	—

Total	$49,280	$—	$—

Collateralized Debt Obligation Income Notes

        The cost basis of the collateralized debt obligation income notes ("CDO Notes") was $11.7 million as of December 31, 2008. The CDO Notes are the non-rated first loss absorption tranche in a multi-class, cash flow collateralized bond obligation backed by a collection of Trust Preferred securities issued by financial institutions. The notes represent ownership of all residual cash flows from the asset pools after all fees have been paid and debt issues have been serviced. CDO Notes are collateralized by debt securities with stated maturities and are therefore reported as debt securities in the consolidated balance sheets. The market for CDO Notes has become increasingly inactive since the fourth quarter of 2007 with no visible trade activity in the past six months. The valuation of these securities requires substantial judgment and estimation of the factors used in the cash flow model that are not currently observable in the market. CDO Notes are classified as Level 3 in the fair value hierarchy. Refer to Note 4 of Notes to Consolidated Financial Statements for further discussion of fair value.

        The Company recorded an $18.1 million impairment loss in 2008 on its investments in CDO Notes. The fair value of these securities was determined using an internal discounted cash flow model that incorporates the Company's assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. The Company considered a number of factors in determining the discount rate used in the valuation model including the implied rate of return at the last date the market for CDO Notes and similar securities was active, rates of return that market participants would consider in valuing the securities and indicative quotes from dealers. The Company determined that 25 percent is the appropriate rate to apply in discounting the projected cash flows of its CDO Notes.

Perpetual Preferred Stock

        The cost basis of the perpetual preferred stock is $1.8 million at December 31, 2008. The Company recorded a $21.9 million impairment loss in 2008 on its investment in perpetual preferred stock issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The action taken by the Federal Housing Finance Agency on September 7, 2008 placing these Government-Sponsored Agencies into conservatorship and eliminating the dividends on their preferred shares led to the Company's determination that these securities are other-than-temporarily impaired.

Equity Securities and Mutual Funds

        The cost basis of total available-for-sale equity securities and mutual funds, excluding perpetual preferred stock, is $57.5 million at December 31, 2008. Of that amount, $17.8 million relate to fixed income funds and $39.7 million relate primarily to equity securities and equity mutual funds. The Company recorded a $9.3 million impairment loss in 2008 on its investments in equity securities and mutual funds. The fair value of these securities is based on observable market prices. Overall, the fair value of many of the securities held has declined in recent months. The Company attributes most of the decline to recent significant market volatility and believes that current valuations are not indicative of the underlying value of these investments. Securities have been determined to be other-than-temporarily impaired based on the magnitude and duration of the decline in fair value below cost, the likelihood of recovery and other qualitative factors specific to the individual securities.

        The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of December 31, 2008:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
CMOs	$202,032	$50,742	$173,859	$37,599	$375,891	$88,341
Mortgage-backed	63,634	719	12,925	167	76,559	886
State and Municipal	39,974	1,275	4,769	211	44,743	1,486
Other	43,844	17,661	25,910	6,554	69,754	24,215

Total debt securities	349,484	70,397	217,463	44,531	566,947	114,928
Equity securities and mutual funds	36,129	8,309	—	—	36,129	8,309

Total securities	$385,613	$78,706	$217,463	$44,531	$603,076	$123,237

        At December 31, 2008, total securities available-for-sale had a fair value of $2.14 billion, which included the temporarily impaired securities of $603.1 million in the table above. The remaining securities in the portfolio had a fair value of $1.54 billion, which included an unrealized gain of $28.9 million. As of December 31, 2008, the Company had 109 debt securities in an unrealized loss position, including 29 CMO securities, 10 mortgage-backed securities, 55 state and municipal securities and 15 other debt securities. As of December 31, 2008, the Company had 2,012 equity securities and 5 mutual funds in an unrealized loss position. The largest component of the unrealized loss at December 31, 2008 was $88.3 million and related to collateralized mortgage obligations. The Company monitors the performance of the mortgages underlying these bonds. Although there has been some deterioration in collateral performance, the Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs and other debt securities held largely to the current absence of liquidity in the credit markets and not to deterioration in credit quality. These securities remain highly rated by the rating agencies. The Company expects to receive all contractual principal and interest payments due on its debt securities and has the ability and intent to hold these investments until their fair value recovers or until maturity. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of an other-than-temporary impairment charge.

        Other debt securities includes the Company's investments in highly rated corporate debt and collateralized bond obligations backed by Trust Preferred Securities ("CDOs") issued by a geographically diverse pool of small- and medium-sized financial institutions. Liquidity pressures in 2008 caused a general decline in the value of corporate debt. Of the CDOs held at December 31, 2008, approximately 80% are the most senior tranches of each issue. CDO Notes that receive the residual cash flows from the asset pools comprise the remaining holdings. Refer to Collateralized Debt Obligation Income Notes above. The market for CDOs was inactive in 2008. The fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The Company attributes the $24.2 million unrealized loss on CDOs at December 31, 2008 to the illiquid credit markets. The senior notes have collateral that exceeds the outstanding debt by over 35% and are rated AAA by the rating agencies. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs and has the ability and intent to hold these investments until their fair value recovers or until maturity.

        The Company's evaluation of equity securities and mutual funds for other-then-temporary impairment included consideration of issuer specific factors and the length of time and extent to which fair value has been less than cost. The $8.3 million unrealized loss on equity securities and mutual funds at December 31, 2008 has existed for less than six months. The Company attributes the unrealized loss to the current conditions in the financial markets that have negatively impacted equity valuations rather than to specific issuer circumstances. The DJIA and S&P 500 market indices decreased by approximately 34% and 38%, respectively, in 2008. The Company has the ability to hold these securities until their value recovers, however, continued declines in equity market valuations could result in additional impairment losses in a future reporting period.

        The Company does not consider the debt and equity securities in the above table to be other than temporarily impaired at December 31, 2008.

        The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of December 31, 2007:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
Federal agency	$—	$—	$30,933	$67	$30,933	$67
CMOs	51,989	279	875,376	14,432	927,365	14,711
Mortgage-backed	11,398	10	712,749	15,951	724,147	15,961
State and municipal	37,978	232	68,201	589	106,179	821
Other	22,781	1,328	8,220	541	31,001	1,869

Total debt securities	124,146	1,849	1,695,479	31,580	1,819,625	33,429
Equity securities and mutual funds	17,654	437	—	—	17,654	437

Total securities	$141,800	$2,286	$1,695,479	$31,580	$1,837,279	$33,866

        At December 31, 2007, total securities available-for-sale had a fair value of $2.46 billion, which included temporarily impaired securities of $1.84 billion in the table above. The remaining securities in the portfolio had a fair value of $625.4 million, which included an unrealized gain of $11.6 million.

Loan Portfolio

        Total loans were $12.44 billion, $11.63 billion, and $10.39 billion at December 31, 2008, 2007, and 2006, respectively. Total loans increased $0.81 billion during 2008. Commercial loans, including lease financing, increased $0.32 billion. Residential mortgage loans and commercial real estate loans grew $0.47 billion while construction loans decreased $0.18 billion.

        Total loans increased $1.24 billion during 2007 due to increased loan demand augmented by the acquisition of BBNV. Commercial loans, including lease financing, increased $0.37 billion. Residential mortgage loans grew $0.31 billion while construction loans and commercial real estate mortgages increased $0.56 billion.

        The following table shows the Company's consolidated loans by type of loan and their percentage distribution:

	December 31,
(in thousands)	2008	2007	2006	2005	2004
Commercial	$4,433,755	$4,193,436	$3,869,161	$3,388,640	$2,851,790
Residential mortgages	3,414,868	3,176,322	2,869,775	2,644,030	2,299,600
Commercial real estate mortgages	2,184,688	1,954,539	1,710,113	1,857,273	1,841,974
Real estate construction	1,252,034	1,429,761	1,115,958	724,879	834,445
Equity lines of credit	635,325	432,513	404,657	333,548	255,194
Installment loans	173,779	178,195	201,125	200,296	219,701
Lease financing	349,810	265,872	215,216	116,936	178,573

Total loans and leases	$12,444,259	$11,630,638	$10,386,005	$9,265,602	$8,481,277

Commercial	35.6%	36.1%	37.3%	36.6%	33.6%
Residential mortgages	27.4	27.3	27.6	28.5	27.1
Commercial real estate mortgages	17.6	16.8	16.5	20.0	21.7
Real estate construction	10.1	12.3	10.7	7.8	9.9
Equity lines of credit	5.1	3.7	3.9	3.6	3.0
Installment loans	1.4	1.5	1.9	2.2	2.6
Lease financing	2.8	2.3	2.1	1.3	2.1

Total loans and leases	100.0%	100.0%	100.0%	100.0%	100.0%

        The Company's loan portfolio consists primarily of loans for business and real estate purposes. Generally, loans are made on the basis of an available cash-flow repayment source as the first priority, with collateral being a secondary source for loan qualification. Although the legal lending limit for any one borrowing relationship was $228.7 million at December 31, 2008, the Bank has established "house limits" for individual borrowings. These limits vary by internal risk rating.

Commercial and Lease Financing

        Commercial loans, including lease financing, were $4.78 billion at December 31, 2008, representing 38.4 percent of the loan portfolio compared with $4.46 billion, or 38.4 percent of the loan portfolio, at December 31, 2007. The average outstanding loan balance per borrower in the commercial loan portfolio at December 31, 2008 was $1.05 million. See also "Results of Operations—Net Interest Income."

        To grow and diversify its portfolio, the bank purchases and sells participations in loans. Included in this portfolio are purchased participations in shared national credits ("SNC"). As of December 31, 2008, purchased SNC commitments totaled $1.31 billion, or 7 percent of total loan commitments. Outstanding loan balances on purchased SNCs were $707.9 million, or 6 percent of total loans outstanding. At December 31, 2007, purchased SNC commitments totaled $1.31 billion, and outstanding balances totaled $495.5 million. The growth in the purchased SNC portfolio during 2008 was related to commercial credits.

        The commercial loan portfolio also includes $93.4 million of loans to borrowers in the for-sale housing industry not secured by real estate.

        Following is a breakdown of commercial loans and lease financing to businesses engaged in the industries listed:

Commercial Loans and Leases by Industry

	December 31,
(in thousands)	2008	%	2007	%
Services (1)	$1,000,811	20.9	$908,755	20.4
Entertainment	853,239	17.8	795,281	17.8
Wholesale Trade	330,816	6.9	292,034	6.5
Manufacturing	419,527	8.8	375,580	8.4
Public Finance	240,665	5.0	187,322	4.2
Real estate owner/lessors (2)	494,832	10.3	541,702	12.1
Construction/development (2)	253,749	5.3	211,593	4.7
Finance and Insurance	598,117	12.5	525,290	11.8
Retail Trade	361,019	7.5	334,103	7.5
Other	230,790	5.0	287,648	6.6

Total	$4,783,565	100.0	$4,459,308	100.0

Nonaccrual loans	$46,238		$17,103

Percentage of total commercial loans	0.97%		0.38%

(1)
Professional offices, hospitals, health providers, transportation, schools, recreation, religious, etc.

(2)
Not secured by real estate.

Residential Mortgage

        Residential mortgage loans, which comprised 27.4 percent of total loans in 2008, grew $238.5 million, or 8 percent, to $3.41 billion at December 31, 2008. In 2008, 100 percent of the portfolio was originated internally, primarily as an accommodation to existing clients. The Company has not purchased any loans since 1997, except for CRA purposes. The residential first mortgage loans originated internally have a weighted average loan-to-value ("LTV") ratio of 50 percent at origination. The average outstanding loan balance per borrower in the residential mortgage loan portfolio at December 31, 2008 was $0.9 million. At December 31, 2008, residential mortgage loans totaling approximately $3.2 million were on nonaccrual.

Commercial Real Estate Mortgage

        Commercial real estate mortgages, representing 17.6 percent of the loan portfolio, were comprised of 94.5 percent commercial properties and 5.5 percent multi-family condominium or apartment loans. The average outstanding loan balance per borrower in the commercial real estate mortgage portfolio at

December 31, 2008 was $1.9 million. A breakdown of real estate mortgage loans by collateral type follows:

Commercial Real Estate Mortgage Loans by Collateral Type

	December 31,
(in thousands)	2008	%	2007	%
Industrial	$959,854	43.9	$887,669	45.4
Office buildings	443,545	20.3	331,872	17.0
Shopping centers	218,832	10.0	164,187	8.4
Land, agriculture	46,578	2.1	47,134	2.4
Non-Profit (religious/schools)	24,621	1.1	68,970	3.5
Auto dealership	50,486	2.3	95,725	4.9
Condominiums/apartments	119,117	5.5	79,639	4.1
Other	321,655	14.8	279,343	14.3

Total	$2,184,688	100.0	$1,954,539	100.0

Nonaccrual loans	$8,924		$1,621

Percentage of total commercial real estate mortgage loans	0.41%		0.08%

Real Estate Construction

        The real estate construction portfolio includes land loans and loans to develop or construct and sell residential and commercial properties. These loans represent 10.1 percent of the Company's $12.44 billion loan portfolio and a significant majority of the loans are guaranteed. The real estate construction portfolio includes approximately $359.1 million of loans to borrowers in the for-sale housing industry. Real estate construction loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project, and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to the project's incurred costs, sales price and absorption. The average outstanding loan balance per borrower in the real estate construction loan portfolio at December 31, 2008 was $6.5 million. Following is a breakdown of real estate construction loans by collateral type:

Real Estate Construction Loans by Collateral Type

	December 31,
(in thousands)	2008	%	2007	%
Industrial	$182,746	14.6	$151,726	10.6
1-4 family	181,863	14.5	359,473	25.1
Office buildings	139,463	11.1	181,087	12.7
Land, commercial	233,513	18.7	240,273	16.8
Land, residential	177,269	14.2	164,090	11.5
Shopping centers	139,021	11.1	163,863	11.5
Condominiums/apartments	138,339	11.0	119,002	8.3
Other	59,820	4.8	50,247	3.5

Total	$1,252,034	100.0	$1,429,761	100.0

Nonaccrual loans	$149,536		$55,632

Percentage of total real estate construction loans	11.94%		3.89%

Equity Lines of Credit

        Equity lines of credit which comprised 5.1 percent of total loans at December 31, 2008 are made primarily to existing clients. The average LTV at origination for these loans was 54 percent. The average outstanding loan balance per borrower in the equity lines of credit portfolio at December 31, 2008 was $0.3 million. At December 31, 2008, equity lines of credit totaling approximately $1.9 million were on nonaccrual.

Installment

        Installment loans consist primarily of loans to individuals for personal purchases. At December 31, 2008 installment loans comprised 1.4 percent of total loans. The average outstanding loan balance per borrower in the installment loan portfolio at December 31, 2008 was $0.1 million. Installment loans totaling approximately $1.4 million were on nonaccrual.

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

        Inherent in any loan portfolio are risks associated with certain types of loans. The Company assesses and manages credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies, and internal monitoring. As part of the control process, an independent credit risk review department regularly examines the Company's loan portfolio and other credit-related products, including unused commitments and letters of credit. In addition to this internal credit process, the Company's loan portfolio is subject to examination by external regulators in the normal course of business. Credit quality is influenced by underlying trends in the economic and business cycle. The Company also seeks to manage and control its risk through diversification of the portfolio by type of loan, industry concentration, and type of borrower as well as specific maximum loan-to-value guidelines at origination for various categories of real estate-related loans other than residential first mortgage loans. These ratios are as follows:

LTV Guidelines

Category of Real Estate Collateral	LTV Guidelines
1-4 family	75%
Multi-family	75
Equity lines of credit	75
Industrial	75
Shopping centers	75
Churches/religious	65
Office building	70
Other improved property	65
Acquisition and development	65
Land, nonresidential	50

        The Company's loan policy provides that any term loan on non-owner occupied properties should have minimum debt service coverage at origination ranging from 1.20 to 1 to 1.30 to 1 depending on property type. Any exception to these guidelines requires approval at higher levels of authority based on the type of exception. Exceptions are reviewed by the Credit Policy Committee of the Bank.

        The federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution's total risk-based capital and both total CRE loans represent 300 percent or more of the institution's total risk-based capital and the institution's CRE loan portfolio and has increased 50 percent or more within the last 36 months. As of December 31, 2008, total loans for construction, land development and other land represented 86 percent of total risk-based capital; total CRE loans represented 204 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 53 percent over the last 36 months.

        The Company has no residential mortgage loans with high LTVs at origination (as defined in FDICIA as greater than 90 percent), loans with option ARM terms, as defined in SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk," or that allow for negative amortization. The Company does offer interest-only loans. As of December 31, 2008, there were interest-only residential mortgages totaling approximately $873.7 million and home equity lines of credit totaling approximately $635.3 million. As of December 31, 2007, there were interest-only residential mortgages totaling approximately $612.9 million and home equity lines of credit totaling approximately $432.5 million.

        Floating-rate loans comprised 63.6 percent of the total loan portfolio at December 31, 2008 compared to 61.1 percent at December 31, 2007. At December 31, 2008, 75.3 percent of outstanding commercial loans, including lease financing, 36.0 percent of commercial real estate loans, 45.5 percent of residential real estate loans, and 64.1 percent of installment loans were floating-rate loans. Hybrid loans, which convert from fixed to floating rates, are included in floating-rate loans.

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

Loan Maturities

	December 31, 2008
(in thousands)	Commercial	Residential Mortgages	Commercial Real Estate Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Total
Aggregate maturities of balances due:
In one year or less
Interest rate—floating	$1,981,526	$9,485	$188,194	$928,016	$23,153	$99,727	$3,230,101
Interest rate—fixed	166,579	2,486	11,526	15,780	—	644	197,015
After one year but within five years
Interest rate—floating	1,281,901	19,001	250,525	270,372	55,868	5,248	1,882,915
Interest rate—fixed	474,854	34,104	63,269	9,502	—	11,643	593,372
After five years
Interest rate—floating	338,591	1,526,961	347,279	25,582	556,304	6,463	2,801,180
Interest rate—fixed	540,114	1,822,831	1,323,895	2,782	—	50,054	3,739,676

Total loans	$4,783,565	$3,414,868	$2,184,688	$1,252,034	$635,325	$173,779	$12,444,259

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

        The Company has an internal credit risk analysis and review staff that issues reports to the Audit and Risk Committee of the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem loans, potential problem loans and loans to be charged off, an assessment of the overall quality and collectibility of the portfolio, consideration of the credit loss experience, trends in problem loans and concentration of credit risk, as well as current economic conditions, particularly in California. Management then evaluates the allowance, determines its appropriate level and the need for additional provisions, and presents its analysis to the Audit and Risk Committee which ultimately reviews and approves management's recommendation.

        The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the level deemed appropriate by management, as determined through application of the Company's allowance methodology procedures. See "Critical Accounting Policies" on page 36.

        In accordance with the Company's allowance for loan and lease losses methodology, the Company recorded $127.0 million and $20.0 million of expense through the provision for credit losses for the years ended December 31, 2008 and 2007, respectively, and $0.6 million of income through the provision for credit losses for the year ended December 31, 2006. For additional discussion of the provision for credit losses see "Results of Operations—Provision for Credit Losses."

        The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the five years ended December 31:

(in thousands)	2008	2007	2006	2005	2004
Loans and leases outstanding	$12,444,259	$11,630,638	$10,386,005	$9,265,602	$8,481,277

Average amount of loans and leases outstanding	$12,088,715	$11,057,411	$9,948,363	$8,875,358	$8,106,657

Balance of allowance for loan and lease losses, beginning of year	$168,523	$155,342	$153,983	$148,568	$156,015
Loans charged-off:
Commercial	(25,257)	(7,768)	(7,320)	(6,575)	(24,265)
Residential mortgages	—	—	—	—	(3)
Commercial real estate mortgages	(552)	(297)	(94)	(1,898)	(3,920)
Real estate construction	(44,097)	(5,929)	(684)	—	—
Equity lines of credit	—	(50)	(11)	—	—
Installment	(1,116)	(187)	(62)	(95)	(337)

Total loans charged-off	(71,022)	(14,231)	(8,171)	(8,568)	(28,525)

Recoveries of loans previously charged-off:
Commercial	2,034	5,265	9,482	16,055	21,628
Residential mortgages	62	—	—	3	14
Commercial real estate mortgages	—	11	1,305	345	1,046
Real estate construction	348	438	68	1,300	100
Equity lines of credit	—	—	—	41	3
Installment	100	40	113	84	67

Total recoveries	2,544	5,754	10,968	17,828	22,858

Net loans (charged-off)/recovered	(68,478)	(8,477)	2,797	9,260	(5,667)
Provision for credit losses	127,000	20,000	(610)	—	—
Transfers to reserve for off-balance sheet credit commitments	(2,999)	(2,855)	(828)	(3,845)	(1,780)
Allowance of acquired institution	—	4,513	—	—	—

Balance, end of year	$224,046	$168,523	$155,342	$153,983	$148,568

Net (charge-offs)/recoveries to average loans and leases	(0.57)%	(0.08)%	0.03%	0.10%	(0.07)%

Ratio of allowance for loan and lease losses to total period-end loans and leases	1.80%	1.45%	1.50%	1.66%	1.75%

Reserve for off-balance sheet credit commitments
Balance, beginning of the year	$19,704	$16,424	$15,596	$11,751	$9,971
Recovery of prior charge-off	—	(67)	—	—	—
Reserve of acquired institution	—	492	—	—	—
Provision for credit losses/transfers	2,999	2,855	828	3,845	1,780

Balance, end of the year	$22,703	$19,704	$16,424	$15,596	$11,751

        Net loan charge-offs for 2008 and 2007 were $68.5 million or 0.57 percent of average loans and leases and $8.5 million or 0.08 percent of average loans and leases, respectively. Net loan recoveries for 2006 were $2.8 million or 0.03 percent of average loans and leases. Loans to homebuilders for residential land acquisition, development and construction accounted for 46 percent of the 2008 net charge-offs.

        The allowance for loan and lease losses as a percentage of total loans and leases was 1.80 percent, 1.45 percent, and 1.50 percent at December 31, 2008, 2007, and 2006, respectively. The allowance for loan and lease losses as a percentage of nonperforming assets was 100.7 percent, 223.0 percent, and 743.9 percent at December 31, 2008, 2007, and 2006, respectively. See "Nonaccrual, Past Due, and Restructured Loans" below for additional discussion of nonperforming and restructured loans.

        Based on an evaluation of individual credits, previous loan and lease loss experience, management's evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses as shown for the past five years in the table below:

Allocation of Allowance for Loan and Lease Losses

	Allowance amount					Percent of loans to total loans
(in thousands)	2008	2007	2006	2005	2004	2008	2007	2006	2005	2004
Commercial	$100,485	$81,221	$82,984	$82,120	$79,093	38%	38%	39%	38%	36%
Residential mortgages	9,140	9,255	8,778	8,423	7,967	27	27	28	29	27
Commercial real estate mortgages	44,041	33,241	35,630	37,010	39,549	18	17	16	20	22
Real estate construction	62,901	38,455	17,309	15,082	14,994	10	12	11	8	10
Equity lines of credit	3,602	2,997	6,951	6,500	4,964	5	4	4	4	3
Installment	3,877	3,354	3,690	4,848	2,001	2	2	2	1	2

Total	$224,046	$168,523	$155,342	$153,983	$148,568	100%	100%	100%	100%	100%

        While the allowance is allocated by loan type above, the allowance is general in nature and is available for the portfolio in its entirety. The increase in allowance for 2008 reflects the continued upheaval in the credit markets. Refer to the Recent Developments section of this report for further discussion of the credit markets. In 2007, increased allocations to real estate constructions loans were due to the ongoing weakness in the housing sector.

        At December 31, 2008, there were $204.5 million of impaired loans included in nonaccrual loans that had an allowance of $25.6 million allocated to them. On a comparable basis, at December 31, 2007, there were $71.4 million of impaired loans which had an allowance of $8.4 million allocated to them.

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

Nonaccrual, Past Due, and Restructured Loans

        Total nonperforming assets (nonaccrual loans and OREO) were $222.5 million, or 1.79 percent of total loans and OREO at December 31, 2008, compared with $75.6 million, or 0.65 percent of total loans and OREO, at December 31, 2007. The Company had an OREO balance of $11.4 million at December 31, 2008 and no OREO balance at December 31, 2007. At December 31, 2008 and 2007, the Company had no troubled debt restructured.

        The following table presents information concerning nonaccrual loans, OREO and loans which are contractually past due 90 days or more as to interest or principal payments and still accruing:

	December 31,
(in thousands)	2008	2007	2006	2005	2004
Nonaccrual loans:
Commercial	$46,238	$17,103	$2,977	$5,141	$30,334
Residential mortgages	3,171	387	—	294	94
Commercial real estate mortgages	8,924	1,621	4,849	923	2,255
Real estate construction	149,536	55,632	12,678	7,650	790
Equity lines of credit	1,921	679	—	21	380
Installment	1,352	139	379	371	785

Total	211,142	75,561	20,883	14,400	34,638
OREO	11,388	—	—	—	—

Total nonaccrual loans and OREO	$222,530	$75,561	$20,883	$14,400	$34,638

Total nonaccrual loans as a percentage of total loans and leases	1.70%	0.65%	0.20%	0.16%	0.41%
Total nonaccrual loans and OREO as a percentage of total loans and leases and OREO	1.79	0.65	0.20	0.16	0.41
Allowance for loan and lease losses to total loans and leases	1.80	1.45	1.50	1.66	1.75
Allowance for loan and lease losses to nonaccrual loans	106.1	223.0	743.9	1,069.3	428.9
Loans past due 90 days or more on accrual status:
Commercial	$—	$—	$—	$—	$142
Residential mortgages	663	—	—	—	—
Other	—	1	337	—	—

Total	$663	$1	$337	$—	$142

        Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

        In addition to loans disclosed above as past due or nonaccrual, management also identified $201.8 million of loans to 38 borrowers as of February 19, 2009, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at December 31, 2008, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers' financial condition and current economic conditions. Management's classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

        The table below summarizes the changes in nonaccrual loans for the years ended December 31, 2008 and 2007:

Nonaccrual Loans

(in thousands)	2008	2007
Balance, beginning of the year	$75,561	$20,883
Loans placed on nonaccrual	276,845	85,724
Loans from acquisitions	—	50
Charge-offs	(53,252)	(10,815)
Loans returned to accrual status	(450)	(4,134)
Repayments (including interest applied to principal)	(63,563)	(16,147)
Transfers to OREO	(23,999)	—

Balance, end of the year	$211,142	$75,561

        The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $7.6 million, $3.8 million, and $2.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case the interest payments are recognized as interest income. Interest collected on nonaccrual loans and applied to principal was $2.4 million, $1.4 million, and $1.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. Interest income not recognized on nonaccrual loans reduced the net interest margin by 5, 2, and 1 basis points for the years ended December 31, 2008, 2007, and 2006, respectively.

Goodwill and Intangibles

        The following table summarizes the Company's goodwill and other intangible assets as of December 31, 2008 and December 31, 2007:

(in thousands)	December 31, 2007	Additions	Reductions	December 31, 2008
Goodwill	$486,461	$9,808	$(2,870)	$493,399
Accumulated amortization	(33,981)	—	—	(33,981)

Net goodwill	$452,480	$9,808	$(2,870)	$459,418

Customer-Relationship Intangibles
Core deposit intangibles	$47,127	$—	$—	$47,127
Accumulated amortization	(29,999)	(5,729)	—	(35,728)
Client advisory contracts	59,360	—	(20,698)	38,662
Accumulated amortization	(8,841)	(3,541)	2,940	(9,442)

Net intangibles	$67,647	$(9,270)	$(17,758)	$40,619

        During 2008, the Company recorded a purchase accounting adjustment related to its May 2007 acquisition of Convergent Wealth that resulted in a reclassification of $9.3 million from client advisory contract intangibles to goodwill. There was a corresponding reduction in accumulated amortization of $0.9 million. Additionally, goodwill increased due to contingent consideration related to the acquisition of Independence Investments in accordance with the terms of the purchase agreement. The reduction in goodwill includes a $2.1 million purchase accounting adjustment related to the February 2007 acquisition of BBNV.

        In addition to the Convergent Wealth adjustment discussed above, client advisory contract intangibles and accumulated amortization were reduced by $11.4 million and $2.0 million, respectively, due to an impairment write down related to a wealth management affiliate. Refer to Impairment Assessment below. Additions to accumulated amortization on customer-relationship intangibles reflect recurring amortization net of the $0.9 million adjustment related to Convergent Wealth. Customer relationship intangibles are amortized over their estimated lives. At December 31, 2008, the estimated aggregate amortization of intangibles for the years 2009 through 2013 is $6.2 million, $5.8 million, $5.3 million, $3.2 million, and $2.8 million, respectively.

Impairment Assessment

        Management completed an assessment of goodwill and intangibles for impairment during the fourth quarter of 2008. The goodwill assessment was completed at a reporting unit level. Fair values were determined using methods consistent with current industry practices for valuing similar types of companies. A market multiple of net income was used to value the Bank reporting unit. The fair values of the wealth management affiliates were largely based on multiples of distributable revenue. Based upon the analysis performed, the fair values of the reporting units exceeded their carrying value (including goodwill), therefore, management concluded that no impairment of goodwill existed at December 31, 2008. In light of the recent continuing decline in the stock market performance of financial services companies, including many whose book value per share substantially exceeds the quoted market price per share, management believes it will be necessary to continue to evaluate goodwill for impairment on a quarterly basis. Should such declines continue and recent market and economic conditions persist, it is possible that a future conclusion could be reached that all or a portion of the Company's goodwill was impaired, in which case a non-cash charge for the amount of such impairment would be recorded in operations. Such a charge, if any, would have no impact on tangible capital and would not affect the Company's "well-capitalized" designation.

        The assessment of customer-relationship intangibles for impairment was completed at the individual asset level. The fair value of core deposit intangibles was determined using market-based core deposit premiums from recent deposit sale transactions. The fair value of core deposit intangibles exceeded their carrying amount at December 31, 2008. For client advisory contract intangibles recorded by the wealth management affiliates, the undiscounted projected future cash flows associated with the client contracts was compared to their carrying value to determine whether there was impairment. It was determined that the contract intangible for one wealth management affiliate was impaired due to the loss of client contracts, including the loss of a significant amount of assets managed for the prior owner of the affiliate, as well as a significant decrease in the market value of assets under management. This contract intangible was written down by $9.4 million to zero at December 31, 2008. Management concluded that no other impairment of customer-relationship intangibles existed at December 31, 2008.

Other Assets

        Other assets include the following:

	December 31,
(in thousands)	2008	2007
Accrued interest receivable	$59,206	$70,660
Other accrued income	20,363	24,768
Deferred compensation fund assets	43,090	50,336
Stock in government agencies	54,163	48,828
Private equity and alternative investments	35,633	28,391
Mark to market on derivatives	67,487	18,515
Other	70,188	58,592

Total other assets	$350,130	$300,090

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

        The Company had off-balance sheet loan commitments aggregating $5.34 billion at December 31, 2008, an increase from $5.28 billion at December 31, 2007. In addition, the Company had $660.8 million outstanding in bankers' acceptances and letters of credit of which $647.6 million relate to standby letters of credit at December 31, 2008. At December 31, 2007, bankers' acceptances and letters of credit were $840.2 million of which $822.1 million related to standby letters of credit. Substantially all of the Company's loan commitments are on a variable-rate basis and are comprised of real estate and commercial loan commitments.

        As of December 31, 2008, the Company had private equity fund and alternative investment commitments of $63.7 million, of which $40.9 million was funded. As of December 31, 2007, the Company had private equity fund and alternative investment commitments of $62.7 million, of which $33.0 million was funded. In addition, the Company had unfunded Affordable Housing Fund commitments of $21.2 million and $30.3 million as of December 31, 2008 and 2007, respectively.

        In addition to the commitments described above, the Company enters into other contractual obligations in the ordinary course of business. Certain of these obligations, such as time deposits and long-term debt, are recorded as liabilities in the consolidated financial statements. Other items, such as operating leases and agreements to purchase goods or services are only required to be disclosed. The following table summarizes the Company's contractual obligations at December 31, 2008, and provides the expected cash payments (not including interest) to be made in future periods to settle these obligations. Expected cash payments associated with time deposits and long-term debt are based on deposit maturity and principal payment dates, respectively. Additional details regarding these obligations are provided in the footnotes to the financial statements as referenced in the table.

Contractual Obligations

	Minimum Contractual Payments by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits (Note 13)	$1,676,703	$1,573,759	$85,462	$16,044	$1,438
Long-term debt (Note 13)	376,429	—	150,334	220,940	5,155
Operating leases (Note 8)	233,228	32,165	60,241	48,184	92,638
Purchases of affiliate interests (Note 16)	20,614	3,409	5,835	4,023	7,347
Purchase obligations (1)	79,781	21,638	30,112	14,597	13,434
Contingent tax reserves (Note 9)	11,633	11,633	—	—	—

Total contractual obligations	$2,398,388	$1,642,604	$331,984	$303,788	$120,012

(1)
Represents agreements to purchase data processing and software services.

Deposits and Borrowed Funds

        Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits increased to $10.60 billion in 2008 compared with $10.36 billion in 2007. The increase in average deposits is largely due to the growth of interest-bearing and time deposits, offset by a decline in title and escrow deposits due to a slowdown in the housing and commercial real estate industries.

        Certificates of deposit of $100,000 or more totaled $1.44 billion at December 31, 2008, of which $474.0 million mature within three months, $885.2 million mature within four months to one year and $82.8 million mature beyond one year.

        At December 31, 2008 and 2007, the aggregate amount of deposits by foreign depositors in domestic offices totaled $441.2 million and $87.1 million, respectively. Brokered deposits were $20.2 million at December 31, 2008 and 2007.

        Borrowed funds provide an additional source of funding for loan growth. The average balance of short-term borrowings increased to $1.77 billion for 2008 from $816.0 million for 2007. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes and FHLB borrowings. Short-term borrowings increased in 2008 to fund loan growth and to replace maturing higher cost certificates of deposits. The average balance of other borrowings was $398.6 million for 2008 compared with $491.5 million for 2007. Other borrowings include ten-year subordinated notes issued by the Bank and senior notes issued by the Corporation. The notes have maturity dates ranging from September 2011 to February 2013. The subordinated notes qualify as capital for purposes of determining the Company's risk-based capital ratios. Further information on borrowed funds is provided in Note 13 of the Consolidated Financial Statements on page A-44.

Capital

        At December 31, 2008, the Corporation's and the Bank's Tier 1 capital, which is comprised of common shareholders' equity as modified by certain regulatory adjustments, amounted to $1.63 billion and $1.22 billion, respectively. At December 31, 2007, the Corporation's and the Bank's Tier 1 capital amounted to $1.20 billion and $1.18 billion, respectively. The increase in the Corporation's Tier 1 capital compared with the prior year-end is largely due to the issuance of preferred stock under the Treasury's TARP Capital Purchase Program. The preferred stock qualified as Tier 1 capital for regulatory reporting purposes.

        On November 21, 2008, City National Corporation received aggregate proceeds of $400 million from the Treasury under the TARP Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company's common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the warrant was valued using an option valuation model. The allocated values of the preferred stock and warrant were approximately $389.9 million and $10.1 million, respectively. The preferred stock will be accreted to the redemption price of $400 million over five years. Cumulative dividends on the preferred stock are payable quarterly at the rate of 5 percent for the first five years and increasing to 9 percent thereafter. The effective pre-tax cost to the Company for participating in the TARP Capital Purchase Program is approximately 9.5 percent, consisting of 8.6 percent for dividends and 0.9 percent for the accretion on preferred stock, and is based on the statutory tax rate. The preferred stock may be redeemed by the Corporation after three years. Prior to the end of three years, subject to the provisions of ARRA described below, the preferred stock may be redeemed by the Corporation only with proceeds from the sale of qualifying equity securities of the Corporation which results in aggregate gross proceeds to the Corporation of not less than 25% of the issue price of the preferred stock. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock. If the Company receives aggregate proceeds of at least $400 million from sales of Tier 1 qualifying perpetual preferred stock prior to December 31, 2009, the number of shares to be delivered upon settlement of the warrant will be reduced by 50 percent.

        ARRA was signed into law on February 17, 2009. ARRA contains a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Corporation, until the institution has repaid the Treasury, which is now permitted under ARRA without the need to raise new capital, subject to the Treasury's consultation with the recipient's appropriate regulatory agency. When the institution has repaid the Treasury, the Treasury is to liquidate the warrant at the current market price.

        The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 2008, 2007, and 2006:

	Regulatory Well Capitalized Standards		December 31,
			2008	2007	2006
City National Corporation
Tier 1 leverage	N/A	%	10.44%	7.97%	8.81%
Tier 1 risk-based capital	6.00		11.71	9.31	11.09
Total risk-based capital	10.00		13.40	11.27	13.60
City National Bank
Tier 1 leverage	5.00%		7.87%	7.95%	9.04%
Tier 1 risk-based capital	6.00		8.81	9.28	11.38
Total risk-based capital	10.00		10.50	11.24	13.89

        Shareholders' equity to period-end assets was 12.42 percent and 10.42 percent as of December 31, 2008 and 2007, respectively. Common shareholders' equity to period-end assets was 10.05 percent and 10.42 percent as of December 31, 2008 and 2007, respectively. Tangible common shareholders' equity to period-end tangible assets was 7.23 percent and 7.39 percent as of December 31, 2008 and 2007, respectively.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        We have made forward-looking statements in this document about the company, for which the company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements are based on management's knowledge and belief as of today and include information concerning the company's possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, some of which are beyond the company's ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) difficult and adverse conditions in the global and domestic capital and credit markets, (2) continued volatility and further deterioration of the capital and credit markets, (3) significant changes in banking laws or regulations, including, without limitation, as a result of the Emergency Economic Stabilization Act and the creation of and possible amendments to the Troubled Asset Relief Program (TARP), including the Capital Purchase Program and related executive compensation requirements, (4) continued uncertainty about the impact of TARP and other recent federal programs on the financial markets including levels of volatility and credit availability, (5) a more adverse than expected decline or continued weakness in general business and economic conditions, either nationally, regionally or locally in areas where the company conducts its business, which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense, (6) unprecedented volatility in equity, fixed income and other market valuations, (7) changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments, (8) changes in the interest rate environment and market liquidity which may reduce interest margins and impact funding sources, (9) increased competition in the company's markets, (10) changes in the financial performance and/or condition of the company's borrowers, (11) a substantial and permanent loss of either client accounts and/or assets under management at the company's investment advisory affiliates or its wealth management division, (12) soundness of other financial institutions which could adversely affect the company, (13) increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes, (14) protracted labor disputes in the company's markets, (15) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (16) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (17) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (18) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (19) the success of the company at managing the risks involved in the foregoing.

        Forward-looking statements speak only as of the date they are made, and the company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

        For a more complete discussion of these risks and uncertainties, see Part I, Item 1A, titled "Risk Factors."

QUARTERLY RESULTS

        The following table summarizes quarterly operating results for 2008 and 2007:

2008 Quarterly Operating Results (Unaudited)

	Quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$207,752	$193,707	$195,606	$187,623	$784,688
Interest expense	59,587	43,539	42,802	38,864	184,792

Net interest income	148,165	150,168	152,804	148,759	599,896
Provision for credit losses	17,000	35,000	35,000	40,000	127,000

Net interest income after provision for credit losses	131,165	115,168	117,804	108,759	472,896
Noninterest income	78,847	81,881	82,550	74,497	317,775
Impairment loss on securities	—	—	(31,936)	(17,344)	(49,280)
Gain (loss) on sale of securities	969	(417)	(536)	(1,527)	(1,511)
Noninterest expense	139,841	139,256	144,597	158,447	582,141
Minority interest	3,306	2,262	1,160	(1,350)	5,378

Income before taxes	67,834	55,114	22,125	7,288	152,361
Income taxes	23,847	19,630	5,574	(1,646)	47,405

Net income	$43,987	$35,484	$16,551	$8,934	$104,956
Less: Dividends on preferred stock	—	—	—	2,445	2,445

Net income available to common shareholders	$43,987	$35,484	$16,551	$6,489	$102,511

Net income per common share, basic	$0.92	$0.74	$0.35	$0.13	$2.14

Net income per common share, diluted	$0.91	$0.73	$0.34	$0.13	$2.11

2007 Quarterly Operating Results (Unaudited)

	Quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$214,241	$225,825	$230,066	$223,969	$894,101
Interest expense	66,972	72,921	76,340	69,596	285,829

Net interest income	147,269	152,904	153,726	154,373	608,272
Provision for credit losses	—	—	—	20,000	20,000

Net interest income after provision for credit losses	147,269	152,904	153,726	134,373	588,272
Noninterest income	65,679	72,822	83,749	82,326	304,576
Gain (loss) on sale of securities	269	866	(2,516)	7	(1,374)
Noninterest expense	121,713	130,315	135,186	142,031	529,245
Minority interest	2,076	2,325	2,211	2,244	8,856

Income before taxes	89,428	93,952	97,562	72,431	353,373
Income taxes	32,883	34,799	37,469	25,509	130,660

Net income	$56,545	$59,153	$60,093	$46,922	$222,713

Net income per common share, basic	$1.18	$1.22	$1.24	$0.98	$4.62

Net income per common share, diluted	$1.15	$1.19	$1.22	$0.96	$4.52

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, using the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008, has issued an audit report on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board. That report appears on page A-2.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
City National Corporation:

        We have audited City National Corporation's (the Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

        In our opinion, City National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of City National Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Los Angeles, California
February 26, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
City National Corporation:

        We have audited the accompanying consolidated balance sheets of City National Corporation and subsidiaries (the Corporation) as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting,

        As discussed in Note 1 to the consolidated financial statements, in 2008 City National Corporation changed its method of accounting for fair value, and in 2007 City National Corporation changed its method of accounting for uncertainty in income taxes.

                      /s/ KPMG LLP

Los Angeles, California
February 26, 2009

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2008	2007
Assets
Cash and due from banks	$279,921	$365,918
Due from banks—interest-bearing	144,344	88,151
Securities available-for-sale—cost $2,239,184 and $2,484,903 at December 31, 2008 and December 31, 2007, respectively:
Securities pledged as collateral	223,506	212,233
Held in portfolio	1,921,364	2,250,422
Trading account securities	295,598	293,355
Loans and leases	12,444,259	11,630,638
Less allowance for loan and lease losses	224,046	168,523

Net loans and leases	12,220,213	11,462,115
Premises and equipment, net	131,294	118,067
Deferred tax asset	226,854	129,403
Goodwill	459,418	452,480
Customer-relationship intangibles, net	40,619	67,647
Bank-owned life insurance	74,575	72,220
Affordable housing investments	74,577	73,640
Customers' acceptance liability	1,714	3,549
Other real estate owned	11,388	—
Other assets	350,130	300,090

Total assets	$16,455,515	$15,889,290

Liabilities
Demand deposits	$6,140,619	$5,858,497
Interest checking deposits	988,313	879,062
Money market deposits	3,699,900	3,421,691
Savings deposits	146,590	135,519
Time deposits-under $100,000	234,669	220,928
Time deposits-$100,000 and over	1,442,033	1,306,808

Total deposits	12,652,124	11,822,505
Federal funds purchased and securities sold under repurchase agreements	908,157	1,544,411
Other short-term borrowings	124,500	100,000
Current portion of subordinated debt	—	115,850
Subordinated debt	161,595	157,709
Long-term debt	246,554	233,465
Reserve for off-balance sheet credit commitments	22,703	19,704
Other liabilities	262,923	204,814
Acceptances outstanding	1,714	3,549

Total liabilities	14,380,270	14,202,007
Minority interest in consolidated subsidiaries—includes redeemable minority interests with a redemption value of $20,614 and $26,065 at December 31, 2008 and December 31, 2007, respectively	31,231	31,676
Commitments and contingencies
Shareholders' Equity
Preferred Stock; 5,000,000 shares authorized; 400,000 shares issued; aggregate liquidation preference of $400,000 as of December 31, 2008	390,089	—
Common Stock, par value $1.00 per share; 75,000,000 shares authorized; 50,961,457 and 50,824,178 shares issued at December 31, 2008 and December 31, 2007, respectively	50,961	50,824
Additional paid-in capital	428,098	420,168
Accumulated other comprehensive loss	(48,022)	(9,349)
Retained earnings	1,379,624	1,369,999
Treasury shares, at cost—2,413,039 and 2,588,299 shares at December 31, 2008 and December 31, 2007, respectively	(156,736)	(176,035)

Total common shareholders' equity	1,653,925	1,655,607

Total shareholders' equity	2,044,014	1,655,607

Total liabilities and shareholders' equity	$16,455,515	$15,889,290

See accompanying Notes to Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
Interest Income
Loans and leases	$676,421	$764,441	$672,018
Securities available-for-sale	104,356	122,545	148,896
Trading account securities	1,854	3,825	2,715
Due from banks—interest-bearing	1,896	2,604	1,161
Federal funds sold and securities purchased under resale agreements	161	686	1,525

Total interest income	784,688	894,101	826,315

Interest Expense
Deposits	122,990	214,680	159,024
Federal funds purchased and securities sold under repurchase agreements	27,592	32,491	26,463
Subordinated debt	6,916	16,272	15,399
Other long-term debt	9,295	14,728	12,989
Other short-term borrowings	17,999	7,658	6,530

Total interest expense	184,792	285,829	220,405

Net interest income	599,896	608,272	605,910
Provision for credit losses	127,000	20,000	(610)

Net interest income after provision for credit losses	472,896	588,272	606,520

Noninterest Income
Trust and investment fees	132,214	140,753	107,462
Brokerage and mutual fund fees	73,446	60,279	50,358
Cash management and deposit transaction charges	48,307	35,261	31,631
International services	32,449	30,399	26,174
Bank-owned life insurance	2,752	2,690	2,996
(Loss) gain on sale of other assets	(353)	5,989	2,750
Loss on sale of securities	(1,511)	(1,374)	(4,500)
Impairment loss on securities	(49,280)	—	—
Other	28,960	29,205	25,499

Total noninterest income	266,984	303,202	242,370

Noninterest Expense
Salaries and employee benefits	357,015	331,091	295,151
Net occupancy of premises	49,514	43,538	40,241
Legal and professional fees	32,842	35,975	34,998
Information services	26,969	23,364	21,830
Depreciation and amortization	22,201	20,932	19,062
Marketing and advertising	22,897	21,837	18,654
Office services	12,404	12,295	10,751
Amortization of intangibles	17,738	8,854	5,284
Equipment	3,144	3,249	2,812
Other real estate owned	569	—	—
Other operating	36,848	28,110	27,263

Total noninterest expense	582,141	529,245	476,046
Minority interest expense	5,378	8,856	5,958

Income before income taxes	152,361	353,373	366,886
Income taxes	47,405	130,660	133,363

Net income	$104,956	$222,713	$233,523

Less: Dividends on preferred stock	2,445	—	—

Net income available to common shareholders	$102,511	$222,713	$233,523

Net income per common share, basic	$2.14	$4.62	$4.82

Net income per common share, diluted	$2.11	$4.52	$4.66

Shares used to compute net income per common share, basic	47,930	48,234	48,477

Shares used to compute net income per common share, diluted	48,570	49,290	50,063

Dividends per common share	$1.92	$1.84	$1.64

See accompanying Notes to Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2008	2007	2006
Cash Flows From Operating Activities
Net income	$104,956	$222,713	$233,523
Adjustments to net income:
Provision for credit losses	127,000	20,000	(610)
Amortization of intangibles	17,738	8,854	5,284
Depreciation and amortization	22,201	20,932	19,062
Amortization of cost and discount on long-term debt	587	708	707
Stock-based employee compensation expense	14,956	13,949	12,251
Loss (gain) on sale of other assets	353	(5,989)	(2,750)
Loss on sales of securities	1,511	1,374	4,500
Impairment loss on securities	49,280	—	—
Other, net	(4,098)	(9,506)	(15,995)
Net change in:
Trading account securities	(2,243)	(145,448)	(88,563)
Deferred income tax benefit	(70,177)	6,395	(817)
Other assets and other liabilities, net	49,764	(1,270)	(27,260)

Net cash provided by operating activities	311,828	132,712	139,332

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(362,651)	(211,479)	(195,777)
Sales of securities available-for-sale	103,561	196,329	527,599
Maturities and paydowns of securities	453,340	611,870	678,230
Loan originations, net of principal collections	(901,208)	(847,442)	(1,115,555)
Net payments for premises and equipment	(35,428)	(37,030)	(30,939)
Acquisition of BBNV, net of cash acquired	—	(53,953)	—
Acquisition of Convergent Wealth, net of cash acquired	—	(101,292)	—
Other investing activities, net	(4,006)	(15,508)	(6,443)

Net cash used in investing activities	(746,392)	(458,505)	(142,885)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	829,619	(791,429)	34,344
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(636,254)	1,121,508	232,713
Net increase (decrease) in short-term borrowings, net of transfers from long-term debt	24,500	2,475	(2,475)
Net (decrease) increase in other borrowings	(121,910)	146	(283)
Proceeds from exercise of stock options	20,480	25,907	19,073
Tax benefit from exercise of stock options	2,905	5,026	9,959
Stock repurchases	(21,694)	(105,450)	(161,618)
Issuance of preferred stock	389,867	—	—
Issuance of common stock warrants	10,133	—	—
Cash dividends paid	(92,886)	(89,375)	(80,126)

Net cash provided by financing activities	404,760	168,808	51,587

Net (decrease) increase in cash and cash equivalents	(29,804)	(156,985)	48,034
Cash and cash equivalents at beginning of year	454,069	611,054	563,020

Cash and cash equivalents at end of period	$424,265	$454,069	$611,054

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$189,501	$300,307	$203,346
Income taxes	109,197	92,602	156,343
Non-cash investing activities:
Stock issued for acquisition	$—	$88,015	$—
Transfer of loans to other real estate owned	23,999	—	—

See accompanying Notes to Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(in thousands)	Shares issued	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Total shareholders' equity
Balance, December 31, 2005	50,600,943	$—	$50,601	$396,659	$(51,602)	$1,121,474	$(59,175)	$1,457,957
Adjustment to initially apply Staff Accounting Bulletin No. 108	—		—	—	—	(10,174)	—	(10,174)

Balance, January 1, 2006	50,600,943	—	50,601	396,659	(51,602)	1,111,300	(59,175)	1,447,783
Net income	—		—	—	—	233,523	—	233,523
Other comprehensive income net of tax
Net unrealized gain on securities available-for-sale net of taxes of $5.8 million and reclassification of $3.8 million for net loss included in net income	—		—	—	8,038	—	—	8,038
Net unrealized loss on cash flow hedges net of taxes of $2.6 million and reclassification of $6.0 million net loss included in net income	—	—	—	—	3,644	—	—	3,644

Total other comprehensive loss	—	—	—	—	11,682	—	—	11,682
Adjustment to initially apply FASB Statement No. 158	—	—	—	—	(1,539)	—	—	(1,539)
Issuance of shares for stock options	68,246	—	68	(6,425)	—	—	25,430	19,073
Restricted stock grants, net of cancellations	49,605	—	50	(50)	—	—	—	—
Stock-based employee compensation expense	—	—	—	12,106	—	—	—	12,106
Tax benefit from stock options	—	—	—	9,959	—	—	—	9,959
Cash dividends paid	—	—	—	—	—	(80,126)	—	(80,126)
Repurchased shares, net	—	—	—	—	—	—	(161,618)	(161,618)

Balance, December 31, 2006	50,718,794	—	50,719	412,249	(41,459)	1,264,697	(195,363)	$1,490,843
Adjustment to initially apply FASB Interpretation 48	—	—	—	—	—	(28,036)	—	(28,036)

Balance, January 1, 2007	50,718,794	—	50,719	412,249	(41,459)	1,236,661	(195,363)	1,462,807
Net income	—		—	—	—	222,713	—	222,713
Other comprehensive income net of tax
Amortization of prior service cost	—	—	—	—	218	—	—	218
Pension liability adjustment	—	—	—	—	1,426	—	—	1,426
Net unrealized gain on securities available-for-sale net of taxes of $17.5 million and reclassification of $2.0 million for net loss included in net income	—	—	—	—	24,116	—	—	24,116
Net unrealized loss on cash flow hedges net of taxes of $4.0 million and reclassification of $2.7 million net loss included in net income	—	—	—	—	6,350	—	—	6,350

Total other comprehensive income	—	—	—	—	32,110	—	—	32,110
Issuance of shares for stock options	—	—	—	(18,767)	—	—	44,674	25,907
Restricted stock grants, net of cancellations	105,384	—	105	(105)	—	—	—	—
Stock-based employee compensation expense	—	—	—	13,854	—	—	—	13,854
Tax benefit from stock options	—	—	—	5,026	—	—	—	5,026
Cash dividends paid	—	—	—	—	—	(89,375)	—	(89,375)
Repurchased shares, net	—	—	—	—	—	—	(105,450)	(105,450)
Issuance of shares for acquisition	—	—	—	7,911	—	—	80,104	88,015

Balance, December 31, 2007	50,824,178	—	50,824	420,168	(9,349)	1,369,999	(176,035)	1,655,607
Net income	—	—	—	—	—	104,956	—	104,956
Other comprehensive income net of tax
Amortization of prior service cost	—	—	—	—	52	—	—	52
Pension liability adjustment	—	—	—	—	(347)	—	—	(347)
Net unrealized loss on securities available-for-sale net of tax benefits of $30.1 million and reclassification of $0.5 million net gain included in net income	—	—	—	—	(41,920)	—	—	(41,920)
Net unrealized gain on cash flow hedges net of taxes of $2.5 million and reclassification of $3.2 million net gain included in net income	—	—	—	—	3,542	—	—	3,542

Total other comprehensive income	—	—	—	—	(38,673)	—	—	(38,673)
Issuance of common shares for stock options	—	—	—	(20,513)	—	—	40,993	20,480
Issuance of preferred stock	—	389,867	—	—	—	—	—	389,867
Issuance of common stock warrants	—	—	—	10,133	—	—	—	10,133
Preferred stock accretion	—	222	—	—	—	(222)	—	—
Restricted stock grants, net of cancellations	137,279	—	137	(137)	—	—	—	—
Share-based employee compensation expense	—	—	—	14,755	—	—	—	14,755
Tax benefit from stock options	—	—	—	2,905	—	—	—	2,905
Cash dividends
Preferred	—	—	—	—	—	(2,223)	—	(2,223)
Common	—	—	—	—	—	(92,886)	—	(92,886)
Repurchased shares, net	—	—	—	—	—	—	(21,694)	(21,694)
Net change in deferred compensation plans	—	—	—	787	—	—	—	787

Balance, December 31, 2008	50,961,457	$390,089	$50,961	$428,098	$(48,022)	$1,379,624	$(156,736)	$2,044,014

See accompanying Notes to Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

        City National Corporation (the "Corporation") is the holding company for City National Bank (the "Bank"). City National Bank delivers banking, trust and investment services through 62 offices in Southern California, the San Francisco Bay area, Nevada and New York City. As of December 31, 2008, the Corporation had a majority ownership interest in eight investment advisory affiliates and a minority interest in one other firm. The Corporation also has an unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the "Company" mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

        The Company's accounting and reporting policies conform to generally accepted accounting principles ("GAAP") and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying our estimates and assumptions could cause actual financial results to differ from our estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options and restricted stock, income taxes, goodwill and intangible asset impairment, available-for-sale securities impairment and the valuation of financial assets and liabilities reported at fair value.

        The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements (to the periods in which they applied) and management has discussed these policies with our Audit and Risk Committee. The results of operations reflect any adjustments, all of which are of a normal recurring nature, and which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented.

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

        The primary beneficiary is required to consolidate the VIE. The primary beneficiary is the entity that absorbs the majority (more than 50%) of the VIE's expected losses or receives the majority of the VIE's expected returns, or both. The Company evaluates its ownership interests in VIEs annually to determine whether these investments qualify for consolidation. None of the Company's investments in VIEs met the criteria for consolidation at either December 31, 2008 or 2007. The Company initially records its investments in these entities at cost, which approximates the maximum exposure to loss. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, through realization of federal low-income housing tax credits. Affordable housing VIEs are included in Affordable housing investments in the consolidated balance sheets with associated income reported in Other noninterest income in the consolidated statements of income.

        In addition, the Company, as a limited partner, holds an insignificant ownership percentage in certain private equity partnerships. While these entities may meet the definition of a VIE, the Company is not the primary beneficiary of any of these entities. The Company accounts for its interests in these partnerships under the cost method. These investments are included in Other assets in the consolidated balance sheets with associated income reported in Other noninterest income in the consolidated statements of income.

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

Cash and Due From Banks

        Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks on the consolidated balance sheets.

Fair Value Measurements

        The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 157, Fair Value Measurements ("SFAS 157") effective January 1, 2008 on a prospective basis. SFAS 157 defines fair value for financial reporting purposes as the price that would be received to sell an asset or paid to

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date). Under the statement, fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact.

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

Fair Value Hierarchy

        Management employs market standard valuation techniques in determining the fair value of assets and liabilities. Inputs used in valuation techniques are based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 prioritizes inputs used in valuation techniques as follows:

Level 1—	Quoted market prices in an active market for identical assets and liabilities.
Level 2—
Observable inputs including quoted prices (other than Level 1) in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability such as interest rates, yield curves, volatilities and default rates, and inputs that are derived principally from or corroborated by observable market data.
Level 3—	Unobservable inputs reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available.

        If the determination of fair value measurement for a particular asset or liability is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Management's assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the asset or liability measured.

        A description of the valuation techniques applied to the Company's major categories of assets and liabilities measured at fair value follows.

        Securities—Fair values for U.S. Treasury securities, marketable equity securities and trading securities, with the exception of agency securities held in the trading account, are based on quoted market prices. Securities with fair values based on quoted market prices are classified in Level 1 of the fair value hierarchy. Level 2 securities include the Company's portfolio of federal agency, mortgage-backed, state and municipal securities for which fair values are calculated with models using quoted prices and other inputs directly or indirectly observable for the asset or liability. Prices for 99 percent

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

of these securities are obtained through a third-party valuation source. Management reviewed the valuation techniques and assumptions used by the provider and determined that the provider utilizes widely accepted valuation techniques based on observable market inputs appropriate for the type of security being measured. Prices for the remaining securities are obtained from dealer quotes. Securities classified in Level 3 include collateralized debt obligation instruments for which the market has become inactive. Fair values for these securities were determined using internal models based on assumptions that are not observable in the market.

        Loans—The Company does not record loans at fair value with the exception of impaired loans which are measured for impairment in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). Under SFAS 114, loans measured for impairment based on the fair value of collateral or observable market prices are within the scope of SFAS 157. Loans reported at fair value were measured for impairment by valuing the underlying collateral based on third-party appraisals. These loans are classified in Level 2 of the fair value hierarchy.

        Derivatives—The Company uses interest-rate swaps to manage its interest rate risk. The fair value of these swaps is obtained through third-party valuation sources that use conventional valuation algorithms. The pricing model is a discounted cash flow model that relies on inputs, such as interest rate futures, from highly liquid and active markets. The Company also enters into interest-rate risk protection products with certain clients. These contracts are offset by paired trades with derivative dealers. The fair value of these derivatives is obtained from a third-party valuation source that uses conventional valuation algorithms.

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

        Other Real Estate Owned ("OREO")—The fair value of OREO is based on third-party appraisals of the properties performed in accordance with professional appraisal standards and Bank regulatory requirements under the Financial Institutions Reform Recovery and Enforcement Act of 1989. Appraisals are reviewed and approved by the Company's appraisal department. OREO is classified in Level 2 of the fair value hierarchy.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Securities

        Securities are classified based on management's intention on the date of purchase. All securities other than trading securities are classified as available-for-sale and are presented at fair value. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included as separate components of other comprehensive income, net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The recorded value of securities is reduced to its fair value when the declines are considered other-than-temporary, and a new cost basis is established for the securities. Any other-than-temporary loss is included in net income. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method. Trading securities are valued at fair value with any unrealized gains or losses included in net income.

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

        Unfunded loan commitments are generally related to providing credit facilities to clients of the Bank, and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 21 in the Notes to Consolidated Financial Statements.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

        The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the levels deemed appropriate by management, as determined through application of the Company's allowance methodology procedures. The provision for credit losses reflects management's judgment of the adequacy of the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments. It is determined through quarterly analytical reviews of the loan and commitment portfolios and consideration of such other factors as the Company's loan and lease loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values, and current economic conditions, as well as the results of the Company's ongoing credit review process. As conditions change, our level of provisioning and the allowance for loan and lease losses and reserve for off-balance sheet credit commitments may change.

        For commercial, non-homogenous loans that are not impaired, the Bank derives loss factors via a process that begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance homogeneous loans including residential first mortgages, installment, revolving credit and most other consumer loans is collectively evaluated for loss potential. Management also establishes a qualitative reserve that considers overall portfolio indicators, including current and historical credit losses; delinquent, nonperforming and criticized loans; trends in volumes and terms of loans; and, an evaluation of overall credit quality and the credit process, including lending policies and procedures, economic, geographical, product, and other environmental factors. Management also considers trends in internally risk-rated exposures, criticized exposures, cash-basis loans, and historical and forecasted write-offs; and, a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit-limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

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

Other Real Estate Owned

        Other real estate owned is composed of real estate acquired in satisfaction of loans. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon a current appraisal. Losses that result from the ongoing periodic valuation of these properties are charged against OREO expense in the period in which they are identified. Expenses for holding costs are charged to OREO expense as incurred.

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

Goodwill and Intangibles

        The Company accounts for acquisitions using the purchase method of accounting. Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Management utilizes valuation techniques based on discounted cash flow analysis to determine these fair values. Any excess of the purchase price over amounts allocated to

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Intangible assets include core deposit intangibles and client advisory contract intangibles (combined, customer-relationship intangibles) originating from acquisitions of financial services firms. Core deposit intangibles are amortized over a range of four to eight years and client advisory contract intangibles are amortized over various periods ranging from 12 to 20 years. The weighted-average amortization period for the contract intangibles is 18.6 years.

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

        Impairment testing of customer-relationship intangibles is performed at the individual asset level. Impairment exists when the carrying amount of an intangible asset is not recoverable and exceeds its fair value. The carrying amount of an intangible asset is not recoverable when the carrying amount of the asset exceeds the sum of undiscounted cash flows (cash inflows less cash outflows) associated with the use and/or disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The fair value of core deposit intangibles is determined using market-based core deposit premiums from recent deposit sale transactions. The fair value of client advisory contracts is based on discounted expected future cash flows. Management makes certain estimates and assumptions in determining the expected future cash flows from customer-relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset.

Private Equity Investments

        The Company has ownership interests in a limited number of private equity investments that are not publicly traded. These investments are carried at cost in the Other assets section of the consolidated balance sheets.

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

        Accrued income taxes represent the estimated amounts due or received from the various taxing jurisdictions where the Company has established a business presence. The balance also includes a contingent reserve for potential taxes, interest and penalties related to uncertain tax positions. On a quarterly basis, management evaluates the contingent tax accruals to determine if they are sufficiently reserved based on a probability assessment of potential outcomes. The determination is based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance and the status of tax audits. If a tax position which was previously recognized on the financial statements is no longer "more likely than not" to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense.

        From time to time, the Company engages in business strategies that may also have an effect on its tax liabilities. If the tax effects of a strategy are significant, the Company's practice is to obtain the opinion of advisors that the tax effects of such strategies should prevail if challenged.

Net Income per Common Share

        Basic earnings per common share are calculated based on the weighted average shares of common stock outstanding less unvested restricted shares and units. Diluted earnings per common share give effect to all potential dilutive common shares, which consist of stock warrants, stock options and restricted shares and units that were outstanding during part or all of the year. Dividends earned on

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

cumulative preferred stock (whether or not paid) are deducted from net income for purposes of calculating earnings per common share.

Share-based Compensation Plans

        The Company accounts for stock options and restricted stock in accordance with FASB Statement No. 123 (revised), Share Based Payment ("SFAS 123R"). SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted stock, based on the fair value of the award on the grant date. This cost must be recognized in the consolidated statements of income over the vesting period of the award.

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

        The Company issues restricted stock awards which vest over a five-year period during which time the holder receives dividends and has full voting rights. Twenty-five percent of the restricted stock awards vest two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. Restricted stock is valued at the closing price of the Company's stock on the date of award. The portion of the market value of the restricted stock related to the current service period is recognized as compensation expense.

Derivatives and Hedging

        As part of its asset and liability management strategies, the Company uses interest-rate swaps to reduce cash flow variability and to moderate changes in the fair value of financial instruments. In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), the Company recognizes derivatives as assets or liabilities on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

        In accordance with SFAS 133, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a "fair value hedge" which is a hedge of a recognized asset or liability, (ii) a "cash flow hedge" which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability or (iii) an "undesignated hedge", a derivative contract not designated as a hedging instrument whose change in fair value is recognized directly in the consolidated statements of income. All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet.

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

        For fair value hedges, the Company uses interest-rate swaps to hedge the fair value of certain certificates of deposits, subordinated debt and other long-term debt. The certificates of deposit are single maturity, fixed-rate, non-callable, negotiable certificates of deposit that pay interest only at maturity and contain no compounding features. The certificates cannot be redeemed early except in the case of the holder's death. The interest-rate swaps are executed at the time the deposit transactions are negotiated. The subordinated debt and other long-term debt consists of City National Bank 10-year subordinated notes with a face value of $150.0 million due on September 1, 2011, and City National Corporation senior notes with a face value of $220.9 million due on February 15, 2013. Interest-rate swaps are structured so that all key terms of the swaps match those of the underlying deposit or debt transactions, therefore ensuring there is no hedge ineffectiveness at inception. The Company ensures that the interest-rate swaps meet the requirements for utilizing the short cut method in accordance with paragraph 68 of SFAS 133 and maintains appropriate documentation for each interest-rate swap. On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and the hedging counterparties are evaluated to ensure that there are no adverse developments regarding counterparty default, thus ensuring continuous effectiveness. For fair value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings, on the same line in the consolidated statements of income as the related hedged item. For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest rate swaps is recorded as an adjustment to net interest income for the hedged items.

        The Company also offers various derivatives products to clients and enters into derivatives transactions in due course. These transactions are not linked to specific Company assets or liabilities in the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. They are carried at fair value with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

from verifiable third-party sources that have considerable experience with the derivative markets. The credit component of the fair value of these derivative contracts is calculated using an internal model.

        The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) a derivative expires or is sold, terminated or exercised, (iii) a derivative is un-designated as a hedge, because it is unlikely that a forecasted transaction will occur or (iv) the Company determines that designation of a derivative as a hedge is no longer appropriate. If a fair value hedge derivative instrument is terminated or the hedge designation removed, the previous adjustments to the carrying amount of the hedged asset or liability would be subsequently accounted for in the same manner as other components of the carrying amount of that asset or liability. For interest-earning assets and interest-bearing liabilities, such adjustments would be amortized into earnings over the remaining life of the respective asset or liability. If a cash flow derivative instrument is terminated or the hedge designation is removed, related amounts reported in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Recently Issued or Proposed Accounting Pronouncements

        During the year ended December 31, 2007, the following accounting pronouncements were issued with an effective date of January 1, 2009:

  •
  On December 4, 2007, the FASB issued FASB Statement No. 141(R) ("SFAS 141(R)"), Business Combinations and No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 141(R) requires the acquiring entity in a business combination to recognize 100 percent of the assets acquired and liabilities assumed in the transaction; establishes acquisition date fair value as the measurement objective for the assets acquired and liabilities assumed; requires recognition of contingent consideration arrangements at their acquisition date fair values; and expands required disclosures regarding the nature and financial effect of the business combination. SFAS 141(R) also requires that acquisition-related costs be expensed when incurred. SFAS 160 requires that noncontrolling (minority) interests in subsidiaries be initially measured at fair value and classified as a separate component of equity in the consolidated financial statements. The Company currently reports minority interest in the mezzanine section of the balance sheet between liabilities and equity. Under SFAS 160, noncontrolling interests' share of subsidiary earnings will no longer be recognized as an expense by the parent entity. SFAS 141(R) and SFAS 160 are effective for annual periods beginning after December 15, 2008, and will be adopted by the Company effective January 1, 2009. The Company is evaluating the impact of adoption on its consolidated financial statements.

        During the year ended December 31, 2008, the following accounting pronouncements were issued or became effective:

  •
  The Company adopted SFAS 157 effective January 1, 2008. SFAS 157 defines fair value for financial reporting purposes, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements, but does apply under other accounting pronouncements where fair value is required or permitted. The provisions of the statement are being applied prospectively. The Company was not required to record a transition adjustment upon adoption of the Statement.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

  •
  On February 12, 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of non-financial assets for the Company include goodwill and intangible assets associated with acquisitions. FSP 157-2 defers the effective date of SFAS 157 for items within its scope to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

  •
  The Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159") as of January 1, 2008. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on instruments for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The objective of the Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company has not elected the fair value option for any financial assets or liabilities previously reported at cost.

  •
  FSP FIN 39-1, which amends certain aspects of FASB Interpretation Number ("FIN") 39, Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105 ("FIN 39") became effective for the Company on January 1, 2008. The FSP amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts, including amounts that approximate fair value, recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Derivative instruments permitted to be netted for the purposes of the FSP include those instruments that meet the definition of a derivative in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, including those that are not included in the scope of SFAS 133. The FSP only impacts the presentation of the derivative's fair value and the related collateral on the balance sheet. From time to time the Company may require or accept cash collateral. As of December 31, 2008, the Company held no cash collateral from a counterparty. The Company has elected to offset fair value amounts recognized for derivative instruments (including interest receivable and payable) and the fair value amounts of the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement.

  •
  Emerging Issues Task Force ("EITF") Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards", that became effective for the Company on January 1, 2008, provides that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options are to be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards are to be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. The Company previously recognized tax benefits associated with dividend payments on unvested shares as a reduction of income tax expense. The change in accounting

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    for these tax benefits under the EITF did not have a significant impact on the Company's financial statements.

  •
  On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). The Statement expands disclosure requirements for derivative instruments and hedging activities. The new disclosures will address how derivative instruments are used, how derivatives and the related hedged items are accounted for under SFAS 133, how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. In addition, companies will be required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008.

  •
  On April 25, 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, when the underlying arrangement includes renewal or extension terms. FSP 142-3 permits an entity to use its own assumptions, based on its historical experience, about the renewal or extension of an arrangement to determine the useful life of an intangible asset. These assumptions are to be adjusted for the entity-specific factors detailed in SFAS 142. FSP 142-3 is effective on a prospective basis for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a significant impact on its consolidated financial statements.

  •
  In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 became effective on November 15, 2008, 60 days following approval by the Securities and Exchange Commission. Adoption of SFAS 162 did not have a material effect on the Company's financial statements.

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

  •
  In June 12, 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 will replace the guidance in EITF Issue 01-6, The Meaning of Indexed to a Company's Own Stock, when it becomes effective for fiscal years beginning after December 15, 2008 (and interim periods within those fiscal years). Both Issues 01-6 and 07-5 require an entity to evaluate an instrument's contingency provisions and the

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    factors that affect its ultimate settlement amount (i.e., the payoff to the holder) when determining whether the instrument is indexed to the entity's own stock. Adoption of EITF 07-5 is not expected to have a material impact on the Company's financial statements.

  •
  On September 12, 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 ("the FSP"). The FSP expands disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. It also amends FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, the FSP clarifies the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The disclosures required by Statement 161 should be provided for any reporting period beginning after November 15, 2008. The Company does not expect the adoption of the FSP to have a material effect on its financial statements.

  •
  On October 10, 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market that is Not Active ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157, Fair Value Measurements, in an inactive market. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP 157-3 effective September 30, 2008. Adoption of the FSP impacted the valuation of certain collateralized debt obligation securities for which the market has become inactive.

  •
  On November 13, 2008, the Task Force reached a consensus on the issues addressed in EITF issue 08-6, Equity Method Accounting Considerations ("EITF 08-6"). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The EITF applies to all investments accounted for under the equity method and is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The EITF is to be applied prospectively. The Company does not expect the adoption of EITF 08-6 to have a significant impact on its consolidated financial statements.

  •
  On December 11, 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. The FSP is effective for reporting periods ending after December 15, 2008. Adoption of the FSP did not have an impact on the Company's financial statements.

  •
  On January 12, 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 ("FSP 99-20-1"). FSP 99-20-1 amends EITF Issue No. 99-20, Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets. FSP 99-20-1 eliminates the requirement that a holder's best estimate of cash flows be based upon those that a market participant would use. Instead the FSP requires that other-than-temporary impairment be recognized as a realized loss through earnings when it is probable there has been an adverse

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    change in the holder's estimated cash flows from the cash flows previously projected, which is consistent with the impairment model in FASB Statement No. 115, Accounting for Investments in Debt and Equity Securities. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. Retroactive application to a prior interim or annual reporting period is not permitted. Adoption of the FSP did not have a significant impact on the Company's financial statements.

  •
  In December 2008, the FASB issued proposed FSP FAS 107-a ("FSP 107-a"), Disclosures about Certain Financial Assets: An Amendment of FASB Statement No. 107, to increase the comparability of information about certain financial assets that have related economic characteristics but have different reporting measurement attributes. The proposed FSP would be effective for interim periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial application or in subsequent periods.

  •
  In February 2009, the FASB issued proposed FSP FAS 107-b and APB 28-a ("FSP 107-b"), Interim Disclosures about Fair Value of Financial Instruments. FSP 107 would amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposed FSP would also amend APB opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. As proposed, FSP 107-b would be effective for interim and annual reporting periods ending after March 15, 2009, and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the proposed FSP would require comparative disclosures only for periods ending subsequent to initial adoption.

Note 2. Restrictions on Cash and Due from Banks

        Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances averaged approximately $51.9 million and $66.3 million during the year ended December 31, 2008 and December 31, 2007, respectively.

Note 3. Acquisitions

        On February 28, 2007, the Company completed its acquisition of Business Bank Corporation ("BBC"), the parent of Business Bank of Nevada ("BBNV") and an unconsolidated subsidiary, Business Bancorp Capital Trust I, in a cash and stock transaction valued at $167 million. BBNV operated as a wholly owned subsidiary of City National Corporation until after the close of business on April 30, 2007, at which time it was merged into the Bank. BBC had assets of $496 million, loans of $395 million and deposits of $441 million on the date of acquisition. As a result of the BBC merger, the Company acquired certain loans for which there was, at the time of the merger, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. These loans were accounted for in accordance with SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which requires that purchased impaired loans be recorded at fair value as of the merger date. This resulted in an insignificant, $50,000 adjustment to goodwill.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Acquisitions (Continued)

        On May 1, 2007, the Corporation completed its acquisition of Lydian Wealth Management in an all-cash transaction. The investment advisory firm is headquartered in Rockville, Maryland and now manages or advises on client assets totaling $10.17 billion. Lydian Wealth Management changed its name to Convergent Wealth Advisors ("Convergent Wealth") and became a subsidiary of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003. Convergent Wealth provides wealth management and advisory services to individuals and families with considerable investable assets and net worth. All of the senior executives of Convergent Wealth signed employment agreements and acquired a significant minority ownership interest in Convergent Wealth.

Note 4. Fair Value Measurements

        A distribution of asset and liability fair values according to the fair value hierarchy at December 31, 2008 is provided in the table below. See Note 1 for a discussion of the Company's policies regarding this fair value hierarchy and valuation techniques.

		Fair Value Measurements at Reporting Date Using
(in thousands) Asset or Liability Measured at Fair Value	Balance as of December 31, 2008	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
Debt portfolio	$2,092,749	$46,197	$2,014,133	$32,419
Equity securities	52,121	52,121	—	—
Trading account securities	295,598	291,809	3,789	—
Mark-to-market derivatives (1)	67,487	4,635	62,852

Total assets at fair value	$2,507,955	$394,762	$2,080,774	$32,419

Liabilities
Mark-to-market derivatives (2)	$20,962	$3,972	$16,990	$—

Total liabilities at fair value	$20,962	$3,972	$16,990	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)	$84,588	$—	$84,588	$—
Other real estate owned (4)	12,713	—	12,713	—

Total assets at fair value	$97,301	$—	$97,301	$—

(1)
Reported in Other assets in the consolidated balance sheet.

(2)
Reported in Other liabilities in the consolidated balance sheet.

(3)
Impaired loans for which fair value was calculated using the collateral valuation method.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

(4)
OREO balance of $11,388 in the consolidated balance sheet is net of estimated disposal costs.

        The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Level 3 Assets Measured on a Recurring Basis

(in thousands)	Securities Available-for-Sale
Balance of recurring Level 3 assets at January 1, 2008	$32,977
Total gains or losses (realized/unrealized):
Included in earnings	(18,088)
Included in other comprehensive income	(5,392)
Purchases, sales, issuances and settlements, net	(2,855)
Transfers in and/or out of Level 3	25,777

Balance of recurring Level 3 assets at December 31, 2008	$32,419

        There were no purchases or sales of Level 3 assets during the period. The $18.1 million loss included in earnings relates to impairment losses recognized on collateralized debt obligation income notes. Refer to Note 5 for further discussion of impairment. The $25.8 million transfer in to Level 3 includes AAA-rated collateralized debt obligations for which the market is inactive. The fair values of these instruments are determined using an internal model based on assumptions, such as the yield that would be required by market participants, that are not observable in the market. Unrealized gains and losses on Level 3 assets are reported as a component of other comprehensive income in the consolidated balance sheets.

        FSP 157-2 issued on February 12, 2008, amends SFAS 157, to delay its effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, the Company's goodwill and customer-relationship intangibles will be subject to the provisions of SFAS 157 effective January 1, 2009.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
U.S. Treasury	$45,709	$488	$—	$46,197
Federal agency	29,939	241	—	30,180
CMOs	956,460	6,966	(88,341)	875,085
Mortgage-backed	644,594	10,206	(886)	653,914
State and municipal	404,787	9,729	(1,486)	413,030
Other	98,419	139	(24,215)	74,343

Total debt securities	2,179,908	27,769	(114,928)	2,092,749
Equity securities and mutual funds	59,276	1,154	(8,309)	52,121

Total securities	$2,239,184	$28,923	$(123,237)	$2,144,870

December 31, 2007
U.S. Treasury	$45,106	$122	$—	$45,228
Federal agency	50,996	113	(67)	51,042
CMOs	1,041,692	742	(14,995)	1,027,439
Mortgage-backed	822,193	1,018	(15,677)	807,534
State and municipal	391,790	4,486	(821)	395,455
Other	65,437	409	(1,869)	63,977

Total debt securities	2,417,214	6,890	(33,429)	2,390,675
Equity securities and mutual funds	67,689	4,728	(437)	71,980

Total securities	$2,484,903	$11,618	$(33,866)	$2,462,655

        Gross realized gains related to the sale of securities available-for-sale were $2.6 million, $2.9 million and $11.1 million during 2008, 2007 and 2006, respectively. Gross realized losses were $4.1 million, $4.3 million and $15.6 million during 2008, 2007 and 2006, respectively. The $1.5 million net loss on the sale of securities in 2008 primarily relates to the sale of equity securities. Proceeds from sales of securities were $103.6 million, $196.3 million and $527.6 million in 2008, 2007 and 2006, respectively.

Impairment Assessment

        Impairment exists when the fair value of a security is less than its cost. Cost includes adjustments made to the cost basis of a security for accretion, amortization and previous other-than-temporary impairments. The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary. Impairment is considered other-than-temporary when it becomes probable that the Company will be unable to recover the cost of an investment. The Company's impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost; the financial condition

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

and near-term prospects of the issuer including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis. The amount of the write down is included in Impairment loss on securities in the consolidated statements of income. The new cost basis is not adjusted for subsequent recoveries in fair value, if any.

Securities Deemed to be Other-Than-Temporarily Impaired

        Through the impairment assessment process, the Company determined that the investments discussed below were other-than-temporarily impaired at December 31, 2008. The Company recorded a $49.3 million impairment loss on available-for-sale securities in 2008. No impairment losses were recorded in 2007 and 2006.

	For the year ended December 31,
(in thousands) Impairment Losses on Other-Than-Temporarily Impaired Securities
	2008	2007	2006
Collateralized debt obligation income notes	$18,088	$—	$—
Equity securities and mutual funds	31,192	—	—

Total	$49,280	$—	$—

Collateralized Debt Obligation Income Notes

        The cost basis of the collateralized debt obligation income notes ("CDO Notes") was $11.7 million as of December 31, 2008. The CDO Notes are the non-rated first loss absorption tranche in a multi-class, cash flow collateralized bond obligation backed by a collection of Trust Preferred securities issued by financial institutions. The notes represent ownership of all residual cash flows from the asset pools after all fees have been paid and debt issues have been serviced. CDO Notes are collateralized by debt securities with stated maturities and are therefore reported as debt securities in the consolidated balance sheets. The market for CDO Notes has become increasingly inactive since the fourth quarter of 2007 with no visible trade activity in the past 6 months. The valuation of these securities requires substantial judgment and estimation of the factors used in the cash flow model that are not currently observable in the market. CDO Notes are classified as Level 3 in the fair value hierarchy. Refer to Note 4 for further discussion of fair value.

        The Company recorded an $18.1 million impairment loss in 2008 on its investments in CDO Notes. The fair value of these securities was determined using an internal discounted cash flow model that incorporates the Company's assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. The Company considered a number of factors in determining the discount rate used in the valuation model including the implied rate of return at the last date the market for CDO Notes and similar securities was active, rates of return that market participants would consider in valuing the securities and indicative quotes from dealers. The Company determined that 25 percent is the appropriate rate to apply in discounting the projected cash flows of its CDO Notes.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

Perpetual Preferred Stock

        The cost basis of the perpetual preferred stock is $1.8 million at December 31, 2008. The Company recorded a $21.9 million impairment loss in 2008 on its investment in perpetual preferred stock issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The action taken by the Federal Housing Finance Agency on September 7, 2008 placing these Government-Sponsored Agencies into conservatorship and eliminating the dividends on their preferred shares led to the Company's determination that these securities are other-than-temporarily impaired.

Equity Securities and Mutual Funds

        The cost basis of total available-for-sale equity securities and mutual funds, excluding perpetual preferred stock, is $57.5 million at December 31, 2008. Of that amount, $17.8 million relate to fixed income funds and $39.7 million relate primarily to equity securities and equity mutual funds. The Company recorded a $9.3 million impairment loss in 2008 on its investments in equity securities and mutual funds. The fair value of these securities is based on observable market prices. Overall, the fair value of many of the securities held has declined in recent months. The Company attributes most of the decline to recent significant market volatility and believes that current valuations are not indicative of the underlying value of these investments. Securities have been determined to be other-than-temporarily impaired based on the magnitude and duration of the decline in fair value below cost, the likelihood of recovery and other qualitative factors specific to the individual securities.

        The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of December 31, 2008:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
CMOs	$202,032	$50,742	$173,859	$37,599	$375,891	$88,341
Mortgage-backed	63,634	719	12,925	167	76,559	886
State and municipal	39,974	1,275	4,769	211	44,743	1,486
Other	43,844	17,661	25,910	6,554	69,754	24,215

Total debt securities	349,484	70,397	217,463	44,531	566,947	114,928
Equity securities and mutual funds	36,129	8,309	—	—	36,129	8,309

Total securities	$385,613	$78,706	$217,463	$44,531	$603,076	$123,237

        At December 31, 2008, total securities available-for-sale had a fair value of $2.14 billion, which included the temporarily impaired securities of $603.1 million in the table above. The remaining securities in the portfolio had a fair value of $1.54 billion, which included an unrealized gain of $28.9 million. As of December 31, 2008, the Company had 109 debt securities in an unrealized loss position, including 29 CMO securities, 10 mortgage-backed securities, 55 state and municipal securities and 15 other debt securities. As of December 31, 2008, the Company had 2,012 equity securities and 5

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

mutual funds in an unrealized loss position. The largest component of the unrealized loss at December 31, 2008 was $88.3 million and related to collateralized mortgage obligations. The Company monitors the performance of the mortgages underlying these bonds. Although there has been some deterioration in collateral performance, the Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs held largely to the current absence of liquidity in the credit markets and not to deterioration in credit quality. These securities remain highly rated by the rating agencies. The Company expects to receive all contractual principal and interest payments due on its debt securities and has the ability and intent to hold these investments until their fair value recovers or until maturity. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of an other-than-temporary impairment charge.

        Other debt securities includes the Company's investments in highly rated corporate debt and collateralized bond obligations backed by Trust Preferred Securities ("CDOs") issued by a geographically diverse pool of small- and medium-sized financial institutions. Liquidity pressures in 2008 caused a general decline in the value of corporate debt. Of the CDOs held at December 31, 2008, approximately 80% are the most senior tranches of each issue. CDO Notes that receive the residual cash flows from the asset pools comprise the remaining holdings. Refer to Collateralized Debt Obligation Income Notes above. The market for CDOs was inactive in 2008. The fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The Company attributes the $24.2 million unrealized loss on CDOs at December 31, 2008 to the illiquid credit markets. The senior notes have collateral that exceeds the outstanding debt by over 35% and are rated AAA by the rating agencies. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs and has the ability and intent to hold these investments until their fair value recovers or until maturity.

        The Company's evaluation of equity securities and mutual funds for other-than-temporary impairment included consideration of issuer specific factors and the length of time and extent to which fair value has been less than cost. The $8.3 million unrealized loss on equity securities and mutual funds at December 31, 2008 has existed for less than six months. The Company attributes the unrealized loss to the current conditions in the financial markets that have negatively impacted equity valuations rather than to specific issuer circumstances. The DJIA and S&P 500 market indices decreased by approximately 34% and 38%, respectively, in 2008. The Company has the ability to hold these securities until their value recovers, however, continued declines in equity market valuations could result in additional impairment losses in a future reporting period.

        The Company does not consider the debt and equity securities in the above table to be other than temporarily impaired at December 31, 2008.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

        The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of December 31, 2007:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
Federal agency	$—	$—	$30,933	$67	$30,933	$67
CMOs	51,989	279	875,376	14,432	927,365	14,711
Mortgage-backed	11,398	10	712,749	15,951	724,147	15,961
State and municipal	37,978	232	68,201	589	106,179	821
Other	22,781	1,328	8,220	541	31,001	1,869

Total debt securities	124,146	1,849	1,695,479	31,580	1,819,625	33,429
Equity securities and mutual funds	17,654	437	—	—	17,654	437

Total securities	$141,800	$2,286	$1,695,479	$31,580	$1,837,279	$33,866

        At December 31, 2007, total securities available-for-sale had a fair value of $2.46 billion, which included temporarily impaired securities of $1.84 billion in the table above. The remaining securities in the portfolio had a fair value of $625.4 million, which included an unrealized gain of $11.6 million.

        The following table provides the expected remaining maturities of debt securities included in the securities portfolio at December 31, 2008, except for mortgage-backed securities which are allocated according to their average expected maturities. Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

                                                      Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year thru 5 years	Over 5 years thru 10 years	Over 10 years	Total
U.S. Treasury	$46,197	$—	$—	$—	$46,197
Federal Agency	30,180	—	—	—	30,180
CMOs	35,597	659,713	179,775	—	875,085
Mortgage-backed	5,141	504,055	112,531	32,187	653,914
State and Municipal	31,858	147,796	170,524	62,852	413,030
Other	—	14,967	51,672	7,704	74,343

Total debt securities	$148,973	$1,326,531	$514,502	$102,743	$2,092,749

Amortized cost	$166,059	$1,349,326	$560,748	$103,775	$2,179,908

        Securities available-for-sale totaling $1.28 billion were pledged to secure trust funds, public deposits, repurchase agreements, or for other purposes required or permitted by law at December 31, 2008.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

        Interest income on available-for-sale securities is comprised of: (i) taxable interest income of $86.1 million, $105.8 million and $133.1 million for the years ended December 31, 2008, 2007, and 2006, respectively, (ii) nontaxable interest income of $15.1 million, $15.1 million and $13.6 million for the years ended December 31, 2008, 2007, and 2006, respectively, and (iii) dividend income of $3.2 million, $1.6 million and $2.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 6. Federal Home Loan Bank and Federal Reserve Bank Stock

        The Company had $54.2 million and $48.8 million outstanding in government agency stock at December 31, 2008 and 2007, respectively. The Company records its investment in the stock of these government agencies at cost.

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

        The following is a summary of the major categories of loans:

	December 31,
(in thousands)	2008	2007
Commercial	$4,433,755	$4,193,436
Residential mortgages	3,414,868	3,176,322
Commercial real estate mortgages	2,184,688	1,954,539
Real estate construction	1,252,034	1,429,761
Equity lines of credit	635,325	432,513
Installment loans	173,779	178,195
Lease financing	349,810	265,872

Total loans and leases	$12,444,259	$11,630,638

        The loan amounts above include net unamortized fees and costs of $6.8 million and $7.2 million as of December 31, 2008 and 2007, respectively.

        In the normal course of business, the Bank makes loans to executive officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to others with a similar credit standing. The aggregate dollar amounts of these loans were $55.7 million and $33.2 million at December 31, 2008 and 2007, respectively. During 2008, new loans and advances totaled $53.9 million and repayments totaled $31.4 million. Interest income recognized on these loans amounted to $2.6 million, $4.4 million and $0.5 million during 2008, 2007, and 2006, respectively. At December 31, 2008, none of these loans was past due or on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

        The Company has no residential mortgage loans with high LTVs (as defined in FDICIA as greater than 90 percent), loans with option ARM terms, as defined in SOP 94-6-1, Terms of Loan Products that May Give Rise to Concentration of Credit Risk, or that allow for negative amortization. The Company

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

does offer interest-only loans. As of December 31, 2008 there were interest-only residential mortgages totaling approximately $873.7 million and home equity lines of credit totaling approximately $635.3 million. As of December 31, 2007, there were interest-only residential mortgages totaling approximately $612.9 million and home equity lines of credit totaling approximately $432.5 million.

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

        Loans past due 90 days or more and still accruing interest were $663,000, $1,000 and $337,000 as of December 31, 2008, 2007 and 2006, respectively. There were no restructured loan balances at December 31, 2008, 2007, or 2006.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        The following is a summary of activity in the allowance for loan and lease losses and reserve for off-balance sheet credit commitments:

	Year ended December 31,
(in thousands)	2008	2007	2006
Allowance for loan and lease losses
Balance, beginning of the year	$168,523	$155,342	$153,983
Provision for credit losses	127,000	20,000	(610)
Transfers to reserve for off-balance sheet credit commitments	(2,999)	(2,855)	(828)
Allowance of acquired institution	—	4,513	—
Charge-offs	(71,022)	(14,231)	(8,171)
Recoveries	2,544	5,754	10,968

Net loans (charged-off)/recovered	(68,478)	(8,477)	2,797

Balance, end of year	$224,046	$168,523	$155,342

Reserve for off-balance sheet credit commitments
Balance, beginning of the year	$19,704	$16,424	$15,596
Recovery of prior charge-off	—	(67)	—
Provision for credit losses/transfers	2,999	2,855	828
Reserve of acquired institution	—	492	—

Balance, end of the year	$22,703	$19,704	$16,424

        The following is a summary of nonaccrual loans and related interest foregone:

	December 31,
(in thousands)	2008	2007	2006
Nonaccrual loans	$211,142	$75,561	$20,883

Contractual interest due	$7,570	$3,776	$2,522
Interest collected and applied to principal	2,356	1,423	1,145

Net interest foregone	$5,214	$2,353	$1,377

        At December 31, 2008, there were $204.5 million of impaired loans included in nonaccrual loans, with an allowance allocation of $25.6 million. Impaired loans with an allocated allowance were $80.7 million and impaired loans without an allocated allowance were $123.8 million. The remaining $6.6 million of nonaccrual loans at December 31, 2008 are loans under $500,000 that are not individually evaluated for impairment. Impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement. On a comparable basis, at December 31, 2007, there were $71.4 million of impaired loans which had an allowance of $8.4 million allocated to them. At December 31, 2007, impaired loans with an allocated allowance were $24.7 million and impaired loans without an allocated allowance were $46.7 million. For 2008, 2007, and 2006, the average balances of all impaired loans were $139.6 million, $33.7 million, and $14.4 million, respectively. During 2008, 2007, and 2006, no interest income was recognized on impaired loans until the principal balances of these loans were paid off.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        The Company has pledged eligible residential first mortgages, equity lines of credit and commercial loans totaling $4.22 billion as collateral for its borrowing facility at the Federal Home Loan Bank of San Francisco.

Other Real Estate Owned

        The Company had an OREO balance of $11.4 million at December 31, 2008. In comparison, the Company had no OREO at December 31, 2007. During 2008, the Company sold OREO properties with a carrying value of $12.6 million for a net loss of $0.2 million. There were no OREO sales during the year ended December 31, 2007.

Note 8. Premises and Equipment

        The following is a summary of data for the major categories of premises and equipment:

(in thousands)	Cost	Accumulated Depreciation And Amortization	Carrying Value	Range of Lives
December 31, 2008
Premises, including land of $3,586	$136,391	$74,381	$62,010	0 to 39 years
Furniture, fixtures and equipment	155,740	119,250	36,490	3 to 10 years
Software	75,152	42,358	32,794	5 years

Total	$367,283	$235,989	$131,294

December 31, 2007
Premises, including land of $3,586	$127,211	$67,296	$59,915	0 to 39 years
Furniture, fixtures and equipment	146,081	109,362	36,719	3 to 10 years
Software	59,134	37,701	21,433	5 years

Total	$332,426	$214,359	$118,067

        Depreciation and amortization expense was $22.2 million in 2008, $20.9 million in 2007, and $19.1 million in 2006. Net rental payments on operating leases included in Net occupancy of premises in the consolidated statements of income were $41.8 million in 2008, $36.3 million in 2007, and $33.7 million in 2006.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Premises and Equipment (Continued)

        The future net minimum rental commitments were as follows at December 31, 2008:

(in thousands)	Net Minimum Rental Commitments
2009	$32,165
2010	30,658
2011	29,583
2012	26,060
2013	22,124
Thereafter	92,638

$233,228

        The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations related to acquisitions have been adjusted to current market values through purchase accounting adjustments. The allowance thus created is being accreted over the terms of the leases and reduces the total expense recognized by the Company in its operating expenses. At December 31, 2008, the Company is contractually entitled to receive minimum future rentals of $5.9 million under non-cancelable sub-leases with terms through 2038.

        A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses.

Note 9. Income Taxes

        Income taxes (benefits) in the consolidated statements of income include the following amounts:

(in thousands)	Current	Deferred	Total
2008
Federal	$90,631	$(58,541)	$32,090
State	34,881	(19,566)	15,315

Total	$125,512	$(78,107)	$47,405

2007
Federal	$103,372	$(5,012)	$98,360
State	33,751	(1,451)	32,300

Total	$137,123	$(6,463)	$130,660

2006
Federal	$101,138	$(1,388)	$99,750
State	32,787	826	33,613

Total	$133,925	$(562)	$133,363

        The Company had income taxes payable of $1.0 million and $14.3 million as of December 31, 2008 and 2007, respectively, and income taxes receivable of $19.2 million as of December 31, 2006.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	December 31,
(in thousands)	2008	2007
Deferred tax assets:
Allowance for credit losses	$132,041	$78,118
Accrued expenses	28,552	26,753
Depreciation	8,515	5,911
Unrealized gains on cash flow hedges	(4,232)	(1,890)
Unrealized losses on available-for-sale securities	38,811	9,195
Share-based compensation	10,887	10,885
Basis difference in investments	29,217	5,319
Other	10,198	6,396

Total gross deferred tax assets	253,989	140,687
Deferred tax liabilities:
Core deposit and other intangibles	5,641	8,516
State income taxes	2,949	(3,721)
Deferred loan origination costs	4,910	2,368
Prepaid expenses	1,012	1,287
Other	12,623	2,834

Total gross deferred tax liabilities	27,135	11,284

Net deferred tax assets	$226,854	$129,403

        The tax benefit of deductible temporary differences and tax carry forwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carry forwards to be "more likely than not." As of any period end, the amount of the deferred tax asset that is considered realizable could be reduced if estimates of future taxable income are reduced. Management expects to have sufficient taxable income in future years to fully realize the deferred tax assets recorded at December 31, 2008, and has determined that a valuation reserve is not required for any of its deferred tax assets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Income Taxes (Continued)

        Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

	Percent of Pretax Income (Loss)
	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
Net state income tax	5.7	5.9	6.1
Tax exempt income	(5.8)	(2.4)	(2.3)
Affordable housing investments	(2.6)	(0.8)	(1.3)
All other, net	(1.2)	(0.8)	(1.1)

Effective tax rate	31.1%	36.9%	36.4%

        The Internal Revenue Service ("IRS") completed its audits of the Company for the tax years 2002-2007 resulting in no material financial statement impact. The Company is currently being audited by the IRS for the 2008 year and by the California Franchise Tax Board for the years 1998-2004. The potential financial statement impact, if any, resulting from completion of these audits cannot be determined at this time.

        From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer "more likely than not" to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of December 31, 2008, the Company does not have any tax positions which dropped below a "more likely than not" threshold.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Upon adoption, the Company recognized a cumulative effect adjustment of approximately $28.0 million, comprising a $25.2 million increase to its tax liability and $2.8 million increase in accrued interest. The adjustment was recorded as a charge to January 1, 2007 retained earnings and the contingent tax reserve. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2008	2007
Balance, beginning of the year	$15,943	$15,416
Additions based on tax positions related to the current year	—	433
Additions for tax positions of prior years	2,928	1,743
Reductions for tax positions of prior years	(1,201)	(44)
Settlements	(6,037)	(1,605)

Balance, end of the year	$11,633	$15,943

        As of December 31, 2008 and 2007, the total tax liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rate is $2.2 million and $10.8 million, respectively.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as an income tax provision expense. The Company recognized approximately $1.7 million and $1.3 million of

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Income Taxes (Continued)

interest and penalties expense for the years ended December 31, 2008 and 2007, respectively. The Company had approximately $6.3 million and $7.8 million of accrued interest and penalties as of December 31, 2008 and 2007, respectively.

Note 10. Goodwill and Intangibles

        The following table summarizes the Company's goodwill and other intangible assets as of December 31, 2008 and December 31, 2007:

(in thousands)	December 31, 2007	Additions	Reductions	December 31, 2008
Goodwill	$486,461	$9,808	$(2,870)	$493,399
Accumulated amortization	(33,981)	—	—	(33,981)

Net goodwill	$452,480	$9,808	$(2,870)	$459,418

Customer-Relationship Intangibles
Core deposit intangibles	$47,127	$—	$—	$47,127
Accumulated amortization	(29,999)	(5,729)	—	(35,728)
Client advisory contracts	59,360	—	(20,698)	38,662
Accumulated amortization	(8,841)	(3,541)	2,940	(9,442)

Net intangibles	$67,647	$(9,270)	$(17,758)	$40,619

        During 2008, the Company recorded a purchase accounting adjustment related to its May 2007 acquisition of Convergent Wealth that resulted in a reclassification of $9.3 million from client advisory contract intangibles to goodwill. There was a corresponding reduction in accumulated amortization of $0.9 million. Additionally, goodwill increased due to contingent consideration related to the acquisition of Independence Investments in accordance with the terms of the purchase agreement. The reduction in goodwill includes a $2.1 million purchase accounting adjustment related to the February 2007 acquisition of BBNV.

        In addition to the Convergent Wealth adjustment discussed above, client advisory contract intangibles and accumulated amortization were reduced by $11.4 million and $2.0 million, respectively, due to an impairment write down related to a wealth management affiliate. Refer to Impairment Assessment below. Additions to accumulated amortization on customer-relationship intangibles reflect recurring amortization net of the $0.9 million adjustment related to Convergent Wealth. Customer relationship intangibles are amortized over their estimated lives. At December 31, 2008, the estimated aggregate amortization of intangibles for the years 2009 through 2013 is $6.2 million, $5.8 million, $5.3 million, $3.2 million, and $2.8 million, respectively.

Impairment Assessment

        Management completed an assessment of goodwill and intangibles for impairment during the fourth quarter of 2008. The goodwill assessment was completed at a reporting unit level. Fair values were determined using methods consistent with current industry practices for valuing similar types of companies. A market multiple of net income was used to value the Bank reporting unit. The fair values of the wealth management affiliates were largely based on multiples of distributable revenue. Based upon the analysis performed, the fair values of the reporting units exceeded their carrying value

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Goodwill and Intangibles (Continued)

(including goodwill); therefore, management concluded that no impairment of goodwill existed at December 31, 2008. In light of the recent continuing decline in the stock market performance of financial services companies, including many whose book value per share substantially exceeds the quoted market price per share, management believes it will be necessary to continue to evaluate goodwill for impairment on a quarterly basis. Should such declines continue and recent market and economic conditions persist, it is possible that a future conclusion could be reached that all or a portion of the Company's goodwill was impaired, in which case a non-cash charge for the amount of such impairment would be recorded in operations. Such a charge, if any, would have no impact on tangible capital and would not affect the Company's "well-capitalized" designation.

        The assessment of customer-relationship intangibles for impairment was completed at the individual asset level. The fair value of core deposit intangibles was determined using market-based core deposit premiums from recent deposit sale transactions. The fair value of core deposit intangibles exceeded their carrying amount at December 31, 2008. For client advisory contract intangibles recorded by the wealth management affiliates, the undiscounted projected future cash flows associated with the client contracts was compared to their carrying value to determine whether there was impairment. It was determined that the contract intangible for one wealth management affiliate was impaired due to the loss of client contracts, including the loss of a significant amount of assets managed for the prior owner of the affiliate, as well as a significant decrease in the market value of assets under management. This contract intangible was written down by $9.4 million to zero at December 31, 2008. The impairment loss is recognized in Amortization of intangibles in the consolidated income statements. Management concluded that no other impairment of customer-relationship intangibles existed at December 31, 2008.

Note 11. Retirement Plans

        The Company has a profit sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made on an annual basis into a trust fund and are allocated to the participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. For 2008, 2007, and 2006, the Company recorded total contributions expense of $16.2 million, $15.6 million, and $12.8 million, respectively.

        Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matches 50 percent of the first 6 percent of covered compensation. For 2008, 2007, and 2006, the Company's matching contribution included in the total contribution above was $4.8 million, $3.5 million, and $3.1 million, respectively.

        During 2002, a Supplemental Executive Retirement Plan ("SERP") was created for one of the officers of the Company. The SERP meets the definition of a pension plan, per FASB Statement No. 87, Employers' Accounting for Pensions. The Company applies FASB Statement No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), in accounting for the SERP. At December 31, 2008, there was a $4.2 million unfunded pension liability. Total pension expense in each of the years ending December 31, 2008, 2007, and 2006 was $0.5 million, $0.8 million, and $0.8 million, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Retirement Plans (Continued)

        There is also a SERP covering three former executives of the Pacific Bank, which the Company acquired in 2000. At December 31, 2008, there was a $2.3 million unfunded pension liability for this SERP. Total pension expense was $0.2 million in each of the years ending December 31, 2008, 2007, and 2006.

        The Company does not provide any other post-retirement employee benefits beyond the profit sharing retirement plan and the SERPs.

Note 12. Share-Based Compensation Plans

        The Company applies SFAS 123R in accounting for share-based compensation plans. The Company uses a Black-Scholes model to determine share-based compensation expense.

        On December 31, 2008, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the "Plan"), which was approved by the Company's shareholders on April 23, 2008. No new awards will be granted under predecessor plans. A description of the Plan is provided below. The compensation cost that has been recognized for all share-based awards was $14.7 million, $13.9 million and $12.3 million for 2008, 2007 and 2006, respectively. The Company received $20.5 million and $25.9 million in cash for the exercise of stock options during 2008 and 2007, respectively. The tax benefit recognized in equity for share-based compensation arrangements was $2.9 million and $5.0 million for the years ending December 31, 2008 and December 31, 2007, respectively.

Share-based Compensation Plan

        The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company's eligible employees and non-employee directors. No grant of performance shares, performance share units, performance units or stock appreciation rights had been made as of December 31, 2008. The purpose of the Plan is to promote the success of the Company by providing an additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interest through equity grants. Stock option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee (the "CNG Committee"). The participant is entitled to dividends and voting rights for all shares issued even though they are not vested. Restricted stock awards issued under predecessor plans vest over five years. The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of service, which may include disability or death. Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006. All unexercised options expire 10 years from the grant date. At December 31, 2008, there were approximately 4.1 million shares available for future grants.

        The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The Company evaluates

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Share-Based Compensation Plans (Continued)

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

        To estimate the fair value of stock option awards, the Company uses the Black-Scholes valuation method, which incorporates the assumptions summarized in the table below:

	December 31,
	2008	2007	2006
Weighted-average volatility	29.35%	21.80%	23.96%
Dividend yield	3.57%	2.54%	2.29%
Expected term (in years)	6.04	6.14	5.99
Risk-free interest rate	3.95%	4.60%	4.69%

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Share-Based Compensation Plans (Continued)

        A summary of stock option activity and related information for the years ended December 31, 2008, 2007, and 2006 are presented in the tables below:

Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2008	4,171	$52.60
Granted	644	54.03
Exercised	(622)	32.95
Forfeited or expired	(164)	66.89

Outstanding at December 31, 2008	4,029	$55.28	$12,277	5.35

Exercisable at December 31, 2008	2,762	$51.30	$12,082	3.95

(1)
Includes in-the-money options only

	2007		2006
Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 1	4,295	$49.54	4,375	$45.98
BBNV acquisition	109	10.77	—	—
Granted	553	73.47	479	75.51
Exercised	(653)	39.90	(471)	40.41
Forfeited or expired	(133)	68.31	(88)	63.05

Outstanding at December 31	4,171	$52.60	4,295	$49.54

Exercisable	3,030	$45.20	3,156	$42.89

        Using the Black-Scholes model, the weighted-average grant-date fair values of options granted during the years ended December 31, 2008, 2007 and 2006 were $12.65, $16.62, and $19.53, respectively. The total intrinsic values of options exercised during the years ended December 31, 2008, 2007 and 2006 were $11.4 million, $13.2 million, and $14.5 million, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Share-Based Compensation Plans (Continued)

        A summary of changes in unvested option and related information for the year ended December 31, 2008 is presented below:

Unvested Shares	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2008	1,141	$17.29
Granted	644	12.65
Vested	(425)	16.87
Forfeited	(93)	16.35

Unvested at December 31, 2008	1,267	$15.15

        The number of options vested during the year ended December 31, 2008 was 424,780. The total fair value of options vested during 2008 was $7.2 million. As of December 31, 2008, there was $13.0 million of unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

        During 2008, the Company issued 621,606 treasury shares in connection with the exercise of stock options. The Company issued 653,369 and 470,924 treasury shares in connection with the exercise of stock options in 2007 and 2006, respectively.

        The detail of outstanding and exercisable options at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
	Number of Shares Outstanding (In thousands)	Weighted Average Remaining Life (Yrs)	Weighted Average Outstanding Price	Number of Shares Exercisable (In thousands)	Weighted Average Exercise Price
Options issued at prices less than $19.99 per share	12	2.90	$6.17	12	$6.17
Options issued at prices between $20.00 and $35.99 per share	193	1.15	27.42	193	27.42
Options issued at prices between $36.00 and $44.99 per share	572	2.36	37.64	538	37.27
Options issued at prices between $45.00 and $69.99 per share	2,422	5.63	55.05	1,701	54.24
Options issued at prices between $70.00 and $74.99 per share	481	8.01	74.31	141	73.97
Options issued at prices between $75.00 and $84.99 per share	349	7.12	76.63	177	76.63

	4,029			2,762

        At December 31, 2008, 2,572,396 nonqualified stock options and 190,018 incentive stock options on the Company's common stock were exercisable under the plans.

        The Plan provides for granting of restricted shares of Company stock to employees. Twenty-five percent of the restricted stock vests two years from the date of grant, then twenty-five percent vests on

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Share-Based Compensation Plans (Continued)

each of the next three consecutive grant anniversary dates. The restricted stock is subject to forfeiture until the restrictions lapse or terminate.

        Restricted stock is valued at the closing price of the Company's stock on the date of award. During 2008, the CNG Committee awarded 174,658 shares of restricted common stock having a market value of $9.5 million. During 2007, the CNG Committee awarded 145,139 shares of restricted common stock having a market value of $10.2 million and in 2006, 123,944 shares with a corresponding market value of $9.1 million were awarded. The portion of the market value of the restricted stock related to the current service period was recognized as compensation expense in 2008, 2007 and 2006. The portion of the market value relating to future service periods will be amortized over the remaining vesting period. The compensation expense related to restricted stock for 2008 was $7.5 million $5.7 million and $5.2 million in 2008, 2007 and 2006, respectively. As of December 31, 2008, the unrecognized compensation cost related to restricted shares granted under the plan was $17.4 million. There were 436,345 restricted shares that had not vested as of December 31, 2008.

Note 13. Deposits and Borrowed Funds

        The following table sets forth the maturity distribution of time deposits as of December 31, 2008:

(in millions)	2009	2010	2011	2012	2013	2014 and after	Total
Time deposits, $100,000 and over	$1,359.2	$56.9	$13.3	$6.2	$5.1	$1.3	$1,442.0
Other Time Deposits	214.5	11.7	3.6	2.8	1.9	0.2	234.7

	$1,573.7	$68.6	$16.9	$9.0	$7.0	$1.5	$1,676.7

        Details regarding federal funds purchased and securities sold under repurchase agreements as well as other short-term borrowings follow:

	2008			2007			2006
(in thousands)	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate
Overnight federal funds purchased and securities sold under repurchase agreements	$708,157	$898,731	2.18%	$1,344,411	$566,080	4.99%	$422,903	$541,671	4.89%
Term securities sold under repurchase agreements	200,000	200,000	3.99	200,000	96,849	4.38	—	—	—
Other short-term borrowings	124,500	667,457	2.69	100,000	153,096	5.00	97,525	135,900	4.80

        The maximum amount of overnight federal funds purchased and securities sold under agreements to repurchase (both overnight and term) outstanding at any month-end was $1.56 billion, $1.54 billion, and $0.84 billion in 2008, 2007, and 2006, respectively. The average amount of securities sold under agreements to repurchase was $202.1 million, $101.0 million and $15.2 million during 2008, 2007, and 2006, respectively. At December 31, 2008, the Company had delivered securities with a fair value of $223.5 million as collateral for the term repurchase agreements and associated interest payable. The securities underlying the agreements to repurchase remain under the Company's control.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Deposits and Borrowed Funds (Continued)

        Additional detail on the components of other short-term borrowings and long-term debt is provided below:

	December 31,
(in thousands)	2008	2007
Other short-term borrowings:
Treasury, tax and loan note	$24,500	$100,000
Federal Home Loan Bank advances	100,000	—

Total	$124,500	$100,000

Current portion of subordinated debt	—	115,850
Subordinated debt	161,595	157,709

Total	$161,595	$273,559

Long-term debt:
Senior notes	$241,069	$225,981
Other long-term notes	5,485	7,484

Total	$246,554	$233,465

        Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities greater than one year. The maximum amount of other short-term borrowings at any month-end was $955.0 million, $359.3 million, and $505.3 million in 2008, 2007, and 2006, respectively.

        The Company has a remaining borrowing capacity of $2.48 billion as of December 31, 2008, secured by collateral, from the Federal Home Loan Bank of San Francisco, of which the Bank is a member.

        Subordinated debt consists of City National Bank 6.75 percent 10-year notes with a face value of $150.0 million due on September 1, 2011. Interest on the notes is payable semi-annually in arrears. The carrying value of the City National Bank subordinated notes is net of the impact of fair value hedge accounting and issuance costs which are being amortized into interest expense to yield an effective interest rate of 6.92 percent.

        Long-term debt consists of City National Corporation 5.125 percent ten-year senior notes with a face value of $220.9 million due on February 15, 2013, Business Bank Corporation trust preferred debentures with a face value of $5.2 million maturing on November 23, 2034, and notes payable described below. The carrying value of the senior notes is net of the impact of fair value hedge accounting and issuance costs which are being amortized into interest expense to yield an effective interest rate of 5.28 percent. The rate on the trust preferred debentures is LIBOR plus 1.965 percent.

        The remaining notes payable relate to the purchase of interests in various CCM affiliates. The CCM notes accrue interest at 7.5 percent and mature in 2010. Interest on the notes is payable semi-annually in arrears.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Derivative Financial Instruments

Interest Rate Risk Management

        The Company uses interest-rate swaps to reduce cash flow variability and to moderate changes in fair value of financial instruments. The following table presents the notional amount and fair value of interest-rate swaps:

	December 31, 2008			December 31, 2007
(in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Fair Value
Interest Rate Swap
Certificates of deposit	$20.0	$1.4		$20.0	$0.9
Long-term and subordinated debt	370.9	34.7		490.9	11.1

Total fair value hedge swaps	390.9	36.1		510.9	12.0

Cash Flow Hedge
Interest Rate Swap
US Dollar LIBOR based loans	200.0	8.4		100.0	3.9
Prime based loans	125.0	3.7		250.0	0.8

Total cash flow hedge swaps	325.0	12.1		350.0	4.7

Fair Value and Cash Flow Hedge
Interest Rate Swaps	$715.9	$48.2	(1)	$860.9	$16.7	(1)

(1)
Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset (if applicable) and mark-to-market liability.

        As of December 31, 2008, the Company had $715.9 million notional amount of interest-rate swaps, of which $390.9 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges, consisting of positive mark-to-market of $35.0 million and net interest receivable of $1.1 million, resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $36.1 million. The positive fair value of $12.1 million on the cash flow hedges of variable-rate loans resulted in the recognition of other assets and an other comprehensive gain, and included a positive mark-to-market of $11.5 million, before taxes of $4.8 million, and net interest receivable of $0.6 million.

        Amounts to be paid or received on the interest-rate swaps designated as cash flow hedges are reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $5.5 million that were reclassified into net interest income during 2008. Within the next 12 months, $7.7 million of other comprehensive gain is expected to be reclassified into net interest income.

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

        Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest-rate swaps had $15.6 million of credit risk exposure at December 31, 2008 and $12.1 million as of December 31, 2007. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. The Company's swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain thresholds. These requirements apply individually to the Corporation and to the Bank. At December 31, 2008 collateral valued at $19.9 million had been received from swap counterparties. At December 31, 2007 collateral valued at $5.5 million had been received from swap counterparties.

        The following tables present the interest-rate swap maturities and average rates as of December 31, 2008 and 2007:

Interest-Rate Swap Maturities and Average Rates
December 31, 2008

(in millions)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Notional amount	$25.0	$185.0	$285.0	$—	$220.9	$—	$715.9	$48.2
Weighted average rate received	7.97%	5.41%	4.79%	—	4.38%	—%	4.93%
Weighted average rate paid	3.25%	1.59%	1.61%	—	2.15%	—%	1.83%

Interest-Rate Swap Maturities and Average Rates
December 31, 2007

(in millions)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Notional amount	$340.9	$25.0	$110.0	$160.0	$—	$225.0	$860.9	$16.7
Weighted average rate received	6.99%	7.97%	5.31%	5.57	—%	4.38%	5.86%
Weighted average rate paid	6.62%	7.25%	4.66%	5.11	—%	4.87%	5.65%

        The periodic net settlement of interest rate risk management instruments is recorded as an adjustment to net interest income. These fair value and cash flow swaps increased net interest income by $12.8 million in 2008 and decreased net income by $5.4 million in 2007. The fair value and cash flow swaps decreased net interest income by $9.6 million in 2006.

Other Derivatives

        The Company also offers interest-rate swaps and interest-rate caps, floors and collars to its clients to assist them in hedging their cash flow and operations. These derivative contracts are offset by paired trades with unrelated third parties. They are not designated as hedges under SFAS 133, and the positions are marked to market each reporting period. As of December 31, 2008, the Company had entered into swaps with clients (and offsetting derivative contracts with counterparties) having a notional balance of $302.2 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Derivative Financial Instruments (Continued)

        The Company offers a certificate of deposit product which provides a return based on the performance of an equity index. Under SFAS 133, a rate of return tied to a market index represents an embedded derivative. The embedded derivative associated with the certificate of deposit is treated as a written option contract with the depositer. The Company purchased offsetting options from a counterparty bank. These positions are not designated as hedges under SFAS 133 and are marked to market each reporting period. As of December 31, 2008, the notional balance of both the written and purchased options was $2.0 million.

Note 15. Variable Interest Entities

        The Company holds interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the company is required to consolidate the entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $74.6 million and $73.6 million at December 31, 2008 and December 31, 2007, respectively, and is included in Affordable housing investments in the consolidated balance sheets.

        At December 31, 2008, the Company had a significant variable interest in four affordable housing partnerships that meet the definition of VIE. These interests were acquired at various times from 1998 to 2001. The Company is not the primary beneficiary of these entities and is therefore, not required to consolidate these entities. The Company's maximum exposure to loss as a result of its involvement with these entities is limited to the $11.0 million aggregate carrying value of these investments as of December 31, 2008. There were no unfunded commitments for these affordable housing investments as of December 31, 2008.

        The Company also has ownership interests in several private equity investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income or loss, gains or losses on the sale of fund assets, dividends, or interest income. The balance in these entities was $35.6 million and $28.4 million at December 31, 2008 and December 31, 2007, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income. The Company reviews these assets at least quarterly for possible other-than-temporary impairment. The review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment's cash flows and capital needs, the viability of its business model and our exit strategy. If and when declines in value are considered to be other-than-temporary, the Company would reduce the asset value. The estimated loss would be recognized as a loss in Other noninterest income in the consolidated statements of income

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Variable Interest Entities (Continued)

        In addition to the above, Convergent Wealth is the administrative manager of the Barlow Long-Short Equity Fund, a hedge fund that is a variable interest entity. Convergent Wealth is not a primary beneficiary and, therefore, is not required to consolidate this entity.

Note 16. Redeemable Minority Interests

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

        For affiliate operations included in the consolidated financial statements, the portion of the income allocated to owners other than the Corporation is included in Minority interest expense in the consolidated statements of income. Minority interest on the consolidated balance sheets includes capital and undistributed income owned by the affiliate minority owners. All material intercompany balances and transactions have been eliminated. The Corporation applies the equity method of accounting to investments where it does not hold a majority equity interest. For equity method investments, the Corporation's share of income before taxes is included in Trust and investment fees.

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

        As of December 31, 2008, affiliate minority ownership interests with a redemption value of $20.6 million could be put to the Company over the next 10 years or longer under the put provisions in the affiliate operating agreements. The terms of the put provisions vary by agreement, but the value of the put is generally based on the application of multiples to distributable revenues. This estimate reflects the maximum obligation to purchase equity interests in the affiliates that may be put to the parent company by affiliate owners exercising their put rights under normal operating circumstances. The amount and timing of the obligation can be limited by various factors such as our ownership level,

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Redeemable Minority Interests (Continued)

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

Note 17. Disclosure about Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and due from banks—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

        Securities available-for-sale and Trading account securities—For securities held as available-for-sale, the fair value is determined by quoted market prices, where available, or on observable market inputs appropriate for the type of security. If quoted market prices or observable market inputs are not available, discounted cash flows may be used to determine an appropriate fair value. For trading account securities, fair values are based on quoted market prices or dealer quotes.

        Loans and leases—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on certain impaired loans that are measured for impairment based on the fair value of collateral. See Note 1, Fair Value Measurements. The fair value of loans for purposes of SFAS 107 is estimated by discounting future cash flows using discount rates that reflect our current pricing for loans with similar characteristics, such as loan type, credit risk and pricing (fixed or floating rate) and remaining maturity. The discount rates used in the valuation incorporate credit risk, prepayment assumptions appropriate for the type of loan being valued as well as an adjustment for a bid-offer spread to approximate an exit price. Due to the lack of a secondary market activity in these loan products, the Company has also incorporated a liquidity premium into the bid-offer spread for these products.

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

        Federal funds purchased, Securities sold under repurchase agreements and Other short-term borrowings—The carrying amount is a reasonable estimate of fair value.

        Structured repurchase agreements and Subordinated and long-term debt—The fair value of structured repurchase agreements and subordinated and long-term debt was estimated by discounting the future payments at current interest rates.

        Commitments to extend credit—The fair value of these commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The Company does not make

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Disclosure about Fair Value of Financial Instruments (Continued)

fixed-rate loan commitments. The fair value of letters of guarantee and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

        Commitments to private equity and affordable housing funds—The fair value of commitments to invest in private equity and affordable housing funds is based on the estimated cost to terminate them or otherwise settle the obligation.

        The estimated fair values of financial instruments of the Company are as follows:

	December 31, 2008		December 31, 2007
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$279.9	$279.9	$365.9	$365.9
Due from banks—interest bearing	144.3	144.3	88.2	88.2
Securities available-for-sale	2,144.9	2,144.9	2,462.7	2,462.7
Trading account securities	295.6	295.6	293.4	293.4
Loans and leases, net of allowance	12,220.2	$12,515.8	11,462.1	$11,695.3
Derivative contracts	48.2	48.2	16.7	16.7
Financial Liabilities
Deposits	$12,652.1	$12,663.7	$11,822.5	$11,826.5
Federal funds purchased and securities sold under repurchase agreements	708.2	708.2	1,344.4	1,344.4
Structured securities sold under repurchase agreements	200.0	218.0	200.0	205.3
Other short-term borrowings	124.5	124.5	100.0	100.0
Subordinated and long-term debt	408.1	369.6	507.0	533.8
Commitments to extend credit	—	(13.1)	—	(8.1)
Commitments to private equity and affordable housing funds	—	44.0	—	60.0

Note 18. Shareholders' Equity

        On August 7, 2007, the Company's Board of Directors authorized the Company to repurchase 1 million additional shares of the Company's stock following completion of its previously approved stock buyback initiative. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. On January 24, 2008, the Board of Directors authorized the Company to repurchase an additional 1 million shares of the Company's stock following completion of the August 7, 2007 buyback initiative. All purchases under the program are made in open market transactions and comply with the safe harbor provisions of SEC Rule 10B-18 regarding blackout periods and daily aggregate limits. The Company repurchased an aggregate of 421,500 shares of common stock in 2008, 1,495,800 shares in 2007 and 2,321,200 shares in 2006. The Company received no shares in payment for the exercise price of stock options.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Shareholders' Equity (Continued)

        The following table summarizes the Company's share repurchases for the year ended December 31, 2008:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/08 - 1/31/08	10,000	$54.09	10,000	1,551,900
2/1/08 - 2/29/08	136,000	$55.66	136,000	1,415,900
3/1/08 - 3/31/08	45,500	$50.05	45,500	1,370,400
4/1/08 - 4/30/08	30,000	$44.87	30,000	1,340,400
6/1/08 - 6/30/08	200,000	$43.35	200,000	1,140,400

	421,500	$48.41	421,500	1,140,400

        At December 31, 2008, the Corporation had 2.4 million shares of common stock reserved for issuance and 0.4 million shares of unvested restricted stock granted to employees and directors under share-based compensation programs.

        The components of accumulated other comprehensive loss are as follows:

	December 31,
(in thousands)	2008	2007
Net unrealized loss on securities available-for-sale	$(54,861)	$(12,941)
Net unrealized gain on cash flow hedges	7,029	3,487
Pension liability adjustment	(190)	105

Total accumulated other comprehensive loss	$(48,022)	$(9,349)

        On November 21, 2008, City National Corporation received aggregate proceeds of $400 million from the United States Department of the Treasury ("Treasury") under the TARP Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company's common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the warrant was valued using an option valuation model. The allocated values of the preferred stock and warrant were approximately $389.9 million and $10.1 million, respectively. The preferred stock will be accreted to the redemption price of $400 million over five years. Cumulative dividends on the preferred stock are payable quarterly at the rate of 5 percent for the first five years and increasing to 9 percent thereafter. The effective pre-tax cost to the Company for participating in the TARP Capital Purchase Program is approximately 9.5 percent, consisting of 8.6 percent for dividends and 0.9 percent for the accretion on preferred stock, and is based on the statutory tax rate. The preferred stock may be redeemed by the Corporation after three years. Prior to the end of three years, subject to the provisions of the American Recovery and Reinvestment Act of 2009 ("ARRA") described below, the preferred stock may be redeemed by the Corporation only with proceeds from the

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Shareholders' Equity (Continued)

sale of qualifying equity securities of the Corporation which results in aggregate gross proceeds to the Corporation of not less than 25% of the issue price of the preferred stock. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock. If the Company receives aggregate proceeds of at least $400 million from sales of Tier 1 qualifying perpetual preferred stock prior to December 31, 2009, the number of shares to be delivered upon settlement of the warrant will be reduced by 50 percent.

        ARRA was signed into law on February 17, 2009. ARRA contains a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Corporation, until the institution has repaid the Treasury, which is now permitted under ARRA without the need to raise new capital, subject to the Treasury's consultation with the recipient's appropriate regulatory agency. When the institution has repaid the Treasury, the Treasury is to liquidate the warrant at the current market price.

        The preferred stock qualified as Tier 1 capital for regulatory reporting purposes.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Net Income per Common Share

        Calculations of basic and diluted net income per common share follow:

	For the year ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
Basic
Net income	$104,956	$222,713	$233,523
Dividends on preferred stock	(2,445)	—	—

Net income available to common shareholders	$102,511	$222,713	$233,523

Average common shares outstanding	50,934	50,783	50,720
Average treasury shares outstanding	(2,553)	(2,138)	(1,852)
Average unvested restricted shares outstanding	(451)	(411)	(391)

Net average common shares outstanding	47,930	48,234	48,477

Basic earnings per common share	$2.14	$4.62	$4.82

Diluted
Net income	$104,956	$222,713	$233,523
Dividends on preferred stock	(2,445)	—	—

Net income available to common shareholders	$102,511	$222,713	$233,523

Average common shares outstanding	50,934	50,783	50,720
Average treasury shares outstanding	(2,553)	(2,138)	(1,852)

Net average common shares outstanding	48,381	48,645	48,868
Stock option dilution adjustment	189	645	1,195

Shares outstanding and equivalents	48,570	49,290	50,063

Diluted earnings per common share	$2.11	$4.52	$4.66

        Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted-average shares of common stock outstanding for the period less unvested restricted shares and units. Diluted earnings per common share give effect to all potential dilutive common shares, which consist of stock options and restricted shares and units that were outstanding during the period. Dividends earned on cumulative preferred stock (whether or not paid) are deducted from net income for purposes of calculating earnings per common share.

        The average price of the Company's common stock for the period is used to determine the dilutive effect of outstanding stock options utilizing the treasury stock method. Antidilutive stock options and common stock warrants are not included in the calculation of basic or diluted EPS. There were 3,275,644 outstanding stock options and 1,128,668 common stock warrants that were antidilutive at December 31, 2008. There were 1,701,091 and 509,749 outstanding stock options that were antidilutive at December 31, 2007 and 2006, respectively.

Note 20. Availability of Funds from Subsidiaries and Capital

        The Company is authorized to issue 5,000,000 shares of preferred stock. The Company's Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights,

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Availability of Funds from Subsidiaries and Capital (Continued)

conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and sinking fund terms. On November 21, 2008, the Corporation received aggregate proceeds of $400 million from the Treasury under the TARP Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant. See Note 18 for further discussion of the preferred stock issuance.

        During 2001, the Bank formed and funded CN Real Estate Investment Corporation ("CN"), a wholly-owned subsidiary of the Bank. City National Bank contributed cash and participation interest in certain loans in exchange for 100 percent of the common stock of CN. The net income and assets of CN are eliminated in consolidation for all periods presented. During 2001, CN sold 33,933 shares of 8.50 percent Series A Preferred Stock to accredited investors for $3.4 million which is included in Minority interest. During 2002, CN sold 6,828 shares of 8.5 percent Series B Preferred Stock to accredited investors for $6.8 million which is also included in minority interest. Dividends of $868,811, which are included in Minority interest expense, were paid in each of the years 2008, 2007 and 2006 on both of the preferred stock issues.

        During 2002, the Bank converted its former registered investment company, a wholly-owned subsidiary of the Bank, to a real estate investment trust to provide the Bank with flexibility in raising capital. The net income and assets of City National Real Estate Investment Corporation II ("CNII") are eliminated in consolidation for all periods presented. During 2002 and 2003, CNII sold 152,680 shares of 8.50 percent Series A Preferred Stock to accredited investors for $10.5 million which is included in Minority interest. Dividends of $1,297,780, which are included in Minority interest expense, were paid in each of the years 2008, 2007 and 2006.

        Historically, the majority of the funds for the payment of dividends by the Company have been obtained from the Bank. Dividends paid by the Bank to its parent company are subject to certain legal and regulatory limitations. In 2009, the Bank may pay dividends up to its net income for 2009, as defined by statute, through the date of any such dividend declaration, without prior regulatory approval. See Part I, Item 1 of the Form 10-K for a discussion of regulatory restrictions affecting the payment of dividends. Federal banking law also prohibits the Company from borrowing from the Bank on less than a fully secured basis. The Company had no borrowings from the Bank at either December 31, 2008 or December 31, 2007.

        The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation's and Bank's assets, liabilities and certain off-balance sheet items as calculated under the regulatory accounting rules. The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). As of December 31, 2008, the Corporation and the Bank met and exceeded all capital adequacy requirements to which either is subject. Additionally, the regulatory agencies are required by law to take specific

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Availability of Funds from Subsidiaries and Capital (Continued)

prompt action with respect to banks that do not meet minimum capital standards. As of December 31, 2008, the Bank was categorized as "well capitalized." There have been no events or circumstances that cause Management to believe that there would be a change in Corporation's and the Bank's category of "well capitalized."

        The Corporation's actual capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total capital (to risk weighted assets)	$1,868.1	13.40%	$1,115.4	≥ 8.0%	$1,394.3	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,633.1	11.71%	557.7	≥ 4.0%	836.6	≥ 6.0%
Tier 1 capital (to average assets)	1,633.1	10.44%	625.6	≥ 4.0%	—	—
As of December 31, 2007
Total capital (to risk weighted assets)	$1,452.5	11.27%	$1,030.9	≥ 8.0%	$1,288.6	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,199.4	9.31%	515.4	≥ 4.0%	773.1	≥ 6.0%
Tier 1 capital (to average assets)	1,199.4	7.97%	601.8	≥ 4.0%	—	—

        The Bank's actual capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total capital (to risk weighted assets)	$1,451.9	10.50%	$1,105.8	≥ 8.0%	$1,382.2	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,218.4	8.81%	552.9	≥ 4.0%	829.3	≥ 6.0%
Tier 1 capital (to average assets)	1,218.4	7.87%	619.2	≥ 4.0%	—	—
As of December 31, 2007
Total capital (to risk weighted assets)	$1,430.6	11.24%	$1,018.5	≥ 8.0%	$1,273.1	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,181.5	9.28%	509.2	≥ 4.0%	763.8	≥ 6.0%
Tier 1 capital (to average assets)	1,181.5	7.95%	594.8	≥ 4.0%	—	—

        Tier 1 capital ratios as of December 31, 2008 include the impact of $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank and $5.2 million of minority

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Availability of Funds from Subsidiaries and Capital (Continued)

interest in wealth management affiliates, which are both included in minority interest in consolidated subsidiaries. Tier 1 capital ratios also include $5.2 million of trust preferred securities issued by an unconsolidated capital trust subsidiary of the holding company.

        The increase in the Corporation's Tier 1 capital ratio from 2007 to 2008 is a result of the $400 million in aggregate proceeds received in November 2008 from the Treasury's TARP Capital Purchase Program in exchange for shares of cumulative perpetual preferred stock and a 10-year warrant. The preferred stock qualified as Tier 1 capital for regulatory reporting purposes. See Note 18 for further discussion of the Company's participation in the Treasury's TARP Capital Purchase Program.

        The Company's shareholders' equity to assets was 12.42 percent as of December 31, 2008 and 10.42 percent at December 31, 2007. The Company's common shareholders' equity to assets was 10.05 percent as of December 31, 2008 and 10.42 percent at December 31, 2007. Tangible common shareholders' equity to period-end tangible assets was 7.23 percent and 7.39 percent as of December 31, 2008 and 2007, respectively.

Note 21. Commitments and Contingencies

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

        The Company had outstanding off-balance sheet loan commitments aggregating $5.34 billion and $5.28 billion at December 31, 2008 and 2007, respectively, compared to outstanding loan balances of $12.44 billion and $11.63 billion, respectively. Substantially all of the Company's loan commitments are on a variable rate basis and are comprised of real estate and commercial loan commitments. In addition, the Company had $660.8 million and $840.2 million outstanding in bankers' acceptances and letters of credit at December 31, 2008 and 2007, respectively, of which $647.6 million and $822.1 million relate to standby letters of credit. Included in standby letters of credit were $618.2 million and $722.4 million of financial guarantees as of December 31, 2008 and 2007, respectively. Substantially all fees received from the issuance of financial guarantees are deferred and amortized on a straight-line basis over the terms of the guarantee. Collateral, generally in the form of

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Commitments and Contingencies (Continued)

pledged certificates of deposit, is obtained on certain letters of credit in accordance with the Company's underwriting and credit approval policies.

        As of December 31, 2008, the Company had private equity fund and alternative investment commitments of $63.7 million of which $40.9 million was funded. As of December 31, 2007, the Company had private equity fund and alternative investment commitments of $62.7 million, of which $33.0 million was funded. At December 31, 2008 and 2007, the Company had Affordable Housing Fund commitments of $21.2 million and $30.3 million.

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

Note 22. Segment Operations

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Segment Operations (Continued)

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

        Business segment earnings are the primary measure of the segment's performance as evaluated by management. Business segment earnings include direct revenue and expenses of the segment as well as corporate and inter-unit allocations. Allocations of corporate expenses, such as data processing and human resources, are calculated based on estimated activity levels for the fiscal year. Inter-unit support groups, such as Operational Services, are allocated based on actual expenses incurred. Capital is allocated using a methodology similar to that used for federal regulatory risk-based capital purposes. If applicable, any provision for credit losses is allocated based on various credit factors, including but not limited to, credit risk ratings, ratings migration, charge-offs and recoveries and loan growth. Income taxes are charged on unit income at the company's overall effective tax rate.

        Exposure to market risk is managed in the Company's Treasury department. Interest rate risk is removed from the units comprising the Commercial and Private Banking segment to the Funding Center through a funds transfer pricing ("FTP") model. The FTP model records a cost of funds or credit for funds using a combination of matched maturity funding for most assets and liabilities and a blended rate based on various maturities for the remaining assets and liabilities.

        The Bank's investment portfolio and unallocated equity are included in the Other segment. Amortization expense associated with customer-relationship intangibles is charged to the affected operating segments.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Segment Operations (Continued)

City National Corporation
Segment Results

	For the year ended December 31, 2008
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$639,890	$3,103	$(43,097)	$599,896
Provision for credit losses	127,000	—	—	127,000
Noninterest income	187,569	208,668	(129,253)	266,984
Depreciation and amortization	13,388	14,079	12,472	39,939
Noninterest expense and minority interest	462,334	145,257	(60,011)	547,580

Income (loss) before income taxes	224,737	52,435	(124,811)	152,361
Provision (benefit) for income taxes	69,336	16,576	(38,507)	47,405

Net income (loss)	$155,401	$35,859	$(86,304)	$104,956

Selected Average Balances:
Loans and leases	$12,014,734	$60	$73,921	$12,088,715
Total assets	12,249,028	547,471	3,232,322	16,028,821
Deposits	10,872,652	65,287	961,703	11,899,642
Goodwill	318,886	136,656	—	455,542
Customer-relationship intangibles, net	14,315	44,240	—	58,555

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Segment Operations (Continued)

	For the year ended December 31, 2007
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$623,641	$1,916	$(17,285)	$608,272
Provision for credit losses	20,000	—	—	20,000
Noninterest income	151,296	203,900	(51,994)	303,202
Depreciation and amortization	12,358	4,924	12,504	29,786
Noninterest expense and minority interest	422,166	138,433	(52,284)	508,315

Income (loss) before income taxes	320,413	62,459	(29,499)	353,373
Provision (benefit) for income taxes	117,262	24,194	(10,796)	130,660

Net income (loss)	$203,151	$38,265	$(18,703)	$222,713

Selected Average Balances:
Loans and leases	$10,960,031	$1,587	$95,793	$11,057,411
Total assets	11,311,107	454,664	3,604,993	15,370,764
Deposits	11,054,528	59,354	1,122,501	12,236,383
Goodwill	299,450	86,006	—	385,456
Customer-relationship intangibles, net	17,660	52,882	—	70,542

	For the year ended December 31, 2006
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$599,969	$2,228	$3,713	$605,910
Provision for credit losses	(610)	—	—	(610)
Noninterest income	131,994	155,780	(45,404)	242,370
Depreciation and amortization	9,949	2,962	12,249	24,346
Noninterest expense and minority interest	394,757	112,418	(50,331)	457,658

Income (loss) before income taxes	327,867	42,628	(3,609)	366,886
Provision (benefit) for income taxes	118,343	16,322	(1,302)	133,363

Net income (loss)	$209,524	$26,306	$(2,307)	$233,523

Selected Average Balances:
Loans and leases	$9,843,055	$85	$105,224	$9,948,364
Total assets	10,201,619	266,643	4,247,250	14,715,512
Deposits	10,557,479	57,960	1,254,488	11,869,927
Goodwill	204,009	48,097	—	252,106
Customer-relationship intangibles, net	7,029	32,952	—	39,981

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Parent Company Only Condensed Financial Statements

        Condensed Parent Company financial statements, which include transactions with subsidiaries, follow:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2008	2007
Assets
Cash	$423,529	$24,156
Securities available-for-sale	69,851	127,145
Other assets	235,979	177,839
Investment in Bank	1,474,678	1,460,775
Investment in non-bank subsidiaries	96,768	111,369

Total assets	$2,300,805	$1,901,284

Liabilities
Senior notes	$219,615	$225,981
Other liabilities	37,176	19,696

Total liabilities	256,791	245,677
Shareholders' equity	2,044,014	1,655,607

Total liabilities and shareholders' equity	$2,300,805	$1,901,284

Note: Certain prior period balances have been reclassified to conform to the current period presentation.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands)	2008	2007	2006
Income
Dividends from Bank and non-bank subsidiaries	$73,735	$334,217	$225,495
Interest and dividend income and other income	15,045	22,579	7,001
Impairment loss on securities	(27,397)	—	—
(Loss) gain on sale of securities	(2,714)	1,099	6,264

Total income	58,669	357,895	238,760

Interest on notes payable to Bank and non-affiliates	8,970	14,433	11,775
Other expenses	5,012	6,000	4,744

Total expenses	13,982	20,433	16,519

Income before taxes and equity in undistributed income of Bank and non-bank subsidiaries	44,687	337,462	222,241
Income tax benefit	(21,531)	(3,560)	(1,623)

Income before equity in undistributed income of Bank and non-bank subsidiaries	66,218	341,022	223,864
Equity in undistributed income (losses) of Bank and non-bank subsidiaries	38,738	(118,309)	9,659

Net income	$104,956	$222,713	$233,523

Less: Dividends on preferred stock	2,445	—	—

Net income available to common shareholders	$102,511	$222,713	$233,523

Note: Certain prior period balances have been reclassified to conform to the current period presentation.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2008	2007	2006
Cash Flows From Operating Activities
Net income	$104,956	$222,713	$233,523
Adjustments to net income:
Equity in undistributed (income) loss of Bank and non-bank subsidiaries	(38,738)	118,309	(9,659)
Other, net	29,709	(22,499)	(2,459)

Net cash provided by operating activities	95,927	318,523	221,405

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(37,292)	(66,607)	(76,317)
Sales and paydowns of securities available-for-sale	49,347	39,526	76,781
Net advances to subsidiaries	(13,354)	—	(679)
Acquisitions, net of cash acquired	—	(148,172)	—

Net cash used in investing activities	(1,299)	(175,253)	(215)

Cash Flows For Financing Activities
Cash dividends paid	(92,886)	(89,375)	(80,126)
Issuance of preferred stock	389,867	—	—
Issuance of common stock warrants	10,133	—	—
Stock repurchases	(21,694)	(105,450)	(161,618)
Proceeds from exercise of stock options	20,480	25,907	19,073
Other, net	(1,155)	5,026	35

Net cash provided by (used in) financing activities	304,745	(163,892)	(222,636)

Net increase (decrease) in cash and cash equivalents	399,373	(20,622)	(1,446)
Cash and cash equivalents at beginning of year	24,156	44,778	46,224

Cash and cash equivalents at end of year	$423,529	$24,156	$44,778

Note:
Certain prior period balances have been reclassified to conform to the current period presentation.