Form 10-Q
period 2009-03-31
CITY NATIONAL CORP
filed 2009-05-04
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒  No

As of April 30, 2009, there were 48,242,669 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(in thousands, except per share amounts)	2009	2008	2008
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$378,289	$279,921	$514,878
Due from banks - interest-bearing	140,484	144,344	77,567
Federal funds sold	12,300	—	1,000
Securities available-for-sale - cost $2,969,554, $2,239,184, and $2,405,948 at March 31, 2009, December 31, 2008 and March 31, 2008, respectively
Securities pledged as collateral	237,003	223,506	210,529
Held in portfolio	2,678,880	1,921,364	2,178,930
Trading securities	67,582	295,598	121,152
Loans and leases	12,305,114	12,444,259	11,754,865
Less allowance for loan and lease losses	241,586	224,046	168,278
Net loans and leases	12,063,528	12,220,213	11,586,587
Premises and equipment, net	128,189	131,294	119,243
Deferred tax asset	207,860	226,854	129,793
Goodwill	459,418	459,418	449,595
Customer-relationship intangibles, net	38,776	40,619	65,216
Bank-owned life insurance	75,043	74,575	72,875
Affordable housing investments	97,869	74,577	72,260
Customers’ acceptance liability	2,112	1,714	2,752
Other real estate owned	12,639	11,388	3,812
Other assets	333,558	350,130	327,843
Total assets	$16,933,530	$16,455,515	$15,934,032
Liabilities
Demand deposits	$6,611,752	$6,140,619	$5,680,845
Interest checking deposits	1,184,225	988,313	826,341
Money market deposits	4,025,741	3,699,900	3,709,142
Savings deposits	197,020	146,590	134,825
Time deposits-under $100,000	233,605	234,669	215,401
Time deposits-$100,000 and over	1,437,207	1,442,033	1,225,815
Total deposits	13,689,550	12,652,124	11,792,369
Federal funds purchased and securities sold under repurchase agreements	519,687	908,157	1,118,478
Other short-term borrowings	28,405	124,500	720,992
Subordinated debt	164,296	161,595	162,813
Long-term debt	242,122	246,554	243,439
Reserve for off-balance sheet credit commitments	21,545	22,703	24,863
Acceptances outstanding	2,112	1,714	2,752
Other liabilities	176,206	262,923	153,799
Total liabilities	14,843,923	14,380,270	14,219,505
Redeemable noncontrolling interest	8,975	8,871	9,866
Commitments and contingencies
Equity
Preferred Stock; 5,000,000 shares authorized; 400,000 shares issued; aggregate liquidation preference of $400,000 as of March 31, 2009 and December 31, 2008, respectively	390,590	390,089	—
Common Stock, par value $1.00 per share; 75,000,000 shares authorized; 50,961,457, 50,961,457, and 50,982,387 shares issued at March 31, 2009, December 31, 2008 and March 31, 2008, respectively	50,961	50,961	50,982
Additional paid-in capital	424,376	425,017	415,724
Accumulated other comprehensive loss	(23,093)	(48,022)	(3,431)
Retained earnings	1,369,451	1,379,624	1,390,781
Treasury shares, at cost - 2,427,659, 2,413,039 and 2,607,208 shares at March 31, 2009, December 31, 2008 and March 31, 2008, respectively	(157,094)	(156,736)	(175,048)
Total common shareholders’ equity	1,664,601	1,650,844	1,679,008
Total shareholders’ equity	2,055,191	2,040,933	1,679,008
Noncontrolling interest	25,441	25,441	25,653
Total equity	2,080,632	2,066,374	1,704,661
Total liabilities and equity	$16,933,530	$16,455,515	$15,934,032

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended
	March 31,
(in thousands, except per share amounts)	2009	2008

Interest Income
Loans and leases	$144,176	$179,311
Securities available-for-sale	25,100	27,276
Trading securities	54	579
Due from banks - interest-bearing	155	523
Federal funds sold and securities purchased under resale agreements	6	63
Total interest income	169,491	207,752
Interest Expense
Deposits	19,561	38,831
Federal funds purchased and securities sold under repurchase agreements	2,179	9,630
Subordinated debt	1,200	2,227
Other long-term debt	1,594	3,053
Other short-term borrowings	60	5,846
Total interest expense	24,594	59,587
Net interest income	144,897	148,165
Provision for credit losses	50,000	17,000
Net interest income after provision for credit losses	94,897	131,165
Noninterest Income
Trust and investment fees	25,869	36,349
Brokerage and mutual fund fees	9,757	17,422
Cash management and deposit transaction charges	13,223	11,124
International services	6,525	7,687
Bank-owned life insurance	863	655
(Loss) gain on sale of securities	(2,931)	969
Impairment loss on securities	(12,036)	—
Other	6,025	5,610
Total noninterest income	47,295	79,816
Noninterest Expense
Salaries and employee benefits	78,252	90,179
Net occupancy of premises	12,261	11,512
Legal and professional fees	7,733	8,560
Information services	6,480	6,206
Depreciation and amortization	5,992	5,502
Marketing and advertising	4,676	5,595
Office services	3,015	2,986
Amortization of intangibles	1,843	2,431
Equipment	589	913
Other real estate owned	94	—
Other operating	12,050	7,203
Total noninterest expense	132,985	141,087

Income before income taxes	9,207	69,894
Income taxes	1,632	22,601
Net income	$7,575	$47,293
Less: Net income attributable to noncontrolling interest	115	3,306
Net income attributable to City National Corporation	$7,460	$43,987
Less: Dividends on preferred stock	5,501	—
Net income available to common shareholders	$1,959	$43,987
Net income per common share, basic	$0.04	$0.91
Net income per common share, diluted	$0.04	$0.91
Shares used to compute net income per common share, basic	48,046	47,829
Shares used to compute net income per common share, diluted	48,130	48,185
Dividends per common share	$0.25	$0.48

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
(in thousands)	2009	2008

Cash Flows From Operating Activities
Net income attributable to City National Corporation	$7,460	$43,987
Adjustments to net income:
Provision for credit losses	50,000	17,000
Amortization of intangibles	1,843	2,431
Depreciation and amortization	5,992	5,502
Amortization of cost and discount on long-term debt	150	132
Share-based employee compensation expense	3,493	3,512
Loss (gain) on sales of securities	2,931	(969)
Impairment loss on securities	12,036	—
Other, net	(1,263)	608
Net change in:
Trading securities	231,969	172,203
Deferred income tax benefit	(219)	(4,686)
Other assets and other liabilities, net	(90,325)	(53,237)
Net cash provided by operating activities	224,067	186,483

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(1,181,219)	(106,898)
Sales of securities available-for-sale	278,139	84,509
Maturities and paydowns of securities	152,345	101,062
Loan originations, net of principal collections	104,910	(138,743)
Net payments for premises and equipment	(2,887)	(6,678)
Other investing activities, net	(1,303)	(3,503)
Net cash used in investing activities	(650,015)	(70,251)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	1,037,426	(30,136)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(388,470)	(425,933)
Net (decrease) increase in short-term borrowings, net of transfers from long-term debt	(96,095)	620,992
Net decrease in other borrowings	(3,440)	(115,107)
Proceeds from exercise of stock options	88	5,792
Tax benefit from exercise of stock options	46	1,827
Stock repurchases	—	(11,086)
Cash dividends paid	(16,799)	(23,205)
Net cash provided by financing activities	532,756	23,144
Net increase in cash and cash equivalents	106,808	139,376
Cash and cash equivalents at beginning of year	424,265	454,069
Cash and cash equivalents at end of period	$531,073	$593,445

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$30,233	$76,121
Income taxes	2,615	37,139
Non-cash investing activities:
Transfer of loans to other real estate owned	1,251	3,812
Transfer from securities available for sale to trading securities	3,953	—

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

	City National Corporation Shareholders’ Equity
					Accumulated
				Additional	other			Non-
	Shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	controlling	Total
(in thousands, except share amounts)	issued	stock	stock	capital	income (loss)	earnings	stock	interest	equity

Balance, January 1, 2008	50,824,178	$—	$50,824	$416,063	$(9,349)	$1,369,999	$(176,035)	$25,583	$1,677,085
Net income	—	—	—			43,987	—	612	44,599
Other comprehensive income, net of tax:
Amortization of prior service cost	—	—	—	—	(13)	—	—	—	(13)
Net unrealized gain on securities available-for-sale, net of taxes of $2.4 million and reclassification of $0.2 million net loss included in net income	—	—	—	—	3,349	—	—	—	3,349
Net unrealized gain on cash flow hedges, net of taxes of $1.9 million and reclassification of $0.6 million net gain included in net income	—	—	—	—	2,582	—	—	—	2,582
Total comprehensive income	—	—	—	—	5,918	43,987	—	612	50,517
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(542)	(542)
Issuance of shares under share-based compensation plans	—	—	—	(6,281)	—	—	12,073	—	5,792
Restricted stock grants, net of cancellations	158,209	—	158	(158)	—	—	—	—	—
Share-based employee compensation expense	—	—	—	3,488	—	—	—	—	3,488
Tax benefit from share-based compensation plans	—	—	—	1,827	—	—	—	—	1,827
Cash dividends paid	—	—	—	—	—	(23,205)	—	—	(23,205)
Repurchased shares, net	—	—	—	—	—	—	(11,086)	—	(11,086)
Change in redeemable noncontrolling interest	—	—	—	785	—	—	—	—	785
Balance, March 31, 2008	50,982,387	$—	$50,982	$415,724	$(3,431)	$1,390,781	$(175,048)	$25,653	$1,704,661

Balance, January 1, 2009	50,961,457	$390,089	$50,961	$425,017	$(48,022)	$1,379,624	$(156,736)	$25,441	$2,066,374
Net income	—	—	—	—	—	7,460	—	542	8,002
Other comprehensive income, net of tax:
Amortization of prior service cost	—	—	—	—	40	—	—	—	40
Net unrealized gain on securities available-for-sale, net of taxes of $17.0 million and reclassification of $1.7 million net loss included in net income	—	—	—	—	23,642	—	—	—	23,642
Net unrealized gain on cash flow hedges, net of taxes of $0.9 million and reclassification of $1.7 million net gain included in net income	—	—	—	—	1,247	—	—	—	1,247
Total comprehensive income	—	—	—	—	24,929	7,460	—	542	32,931
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(542)	(542)
Issuance of shares under share-based compensation plans	—	—	—	(126)	—	—	(358)	—	(484)
Preferred stock accretion	—	501	—	—	—	(501)	—	—	—
Share-based employee compensation expense	—	—	—	3,475	—	—	—	—	3,475
Tax benefit from share-based compensation plans	—	—	—	(1,185)	—	—	—	—	(1,185)
Cash dividends:
Preferred	—	—	—	—	—	(5,000)	—	—	(5,000)
Common .	—	—	—	—	—	(12,132)	—	—	(12,132)
Net change in deferred compensation plans	—	—	—	41	—	—	—	—	41
Change in redeemable noncontrolling interest	—	—	—	(2,846)	—	—	—	—	(2,846)
Balance, March 31, 2009	50,961,457	$390,590	$50,961	$424,376	$(23,093)	$1,369,451	$(157,094)	$25,441	$2,080,632

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

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

Consolidation

The consolidated financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, the Bank and the Bank’s wholly owned subsidiaries, after the elimination of all material intercompany transactions.  Preferred stock and equity ownership of others are reflected as Noncontrolling interests in the consolidated balance sheets. The related minority share of earnings is shown as Net income attributable to noncontrolling interest in the consolidated statements of income.

The Company’s investment management and wealth advisory affiliates are organized as limited liability companies.  The Corporation generally owns a majority position in each affiliate and certain management members of each affiliate own the remaining shares. The Corporation has contractual arrangements with its affiliates whereby a percentage of revenue is allocable to fund affiliate operating expenses (“operating share”) while the remaining portion of revenue (“distributable revenue”) is allocable to the Corporation and the minority owners.  All majority-owned affiliates are consolidated.  The Corporation’s interest in one investment management affiliate in which it holds a minority share is accounted for using the equity method.  Additionally, the Company has various interests in variable interest entities that are not required to be consolidated.  See Note 11 for a more detailed discussion on variable interest entities.

Use of Estimates

The Company’s accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company’s estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options and restricted stock, income taxes, goodwill and intangible asset impairment, available-for-sale securities impairment and the valuation of financial assets and liabilities reported at fair value.  The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements. The allowance for loan and lease losses reflects management’s ongoing assessment of the credit quality of the Company’s portfolio, which is affected by various economic trends, including weakness in the housing sector.  Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, risk-rating migration and growth in the portfolio. The Company’s estimates and assumptions are expected to change as changes in market conditions and the Company’s portfolio occur in subsequent periods.

Basis of Presentation

The Company is on the accrual basis of accounting for income and expense.  The results of operations reflect any interim adjustments, all of which are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q, and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 1. Summary of Significant Accounting Policies (continued)

The results for the 2009 interim period are not necessarily indicative of the results expected for the full year.  The Company has not made any significant changes in its critical accounting policies or in its estimates and assumptions from those disclosed in its 2008 Annual Report other than the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on January 1, 2009. Refer to Accounting Pronouncements below for discussion of accounting pronouncements adopted in 2009.

Certain prior period amounts have been reclassified or restated to conform to the current period presentation.

Goodwill and Customer-Relationship Intangible Assets

The Company has not made any acquisitions since the change to the acquisition method of accounting.  Prior acquisitions were accounted for under the purchase method.  Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Management utilizes valuation techniques based on discounted cash flow analysis to determine these fair values.  Any excess of the purchase price over amounts allocated to acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Intangible assets include core deposit intangibles and client advisory contract intangibles (combined, customer-relationship intangibles) originating from acquisitions of financial services firms. Core deposit intangibles are amortized over a range of four to eight years and client advisory contract intangibles are amortized over various periods ranging from 12 to 20 years.  The weighted-average amortization period for the contract intangibles is 18.6 years.

Goodwill and customer-relationship intangibles are evaluated for impairment at least annually or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that potential impairment exists.  Given the volatility in the current economic environment, goodwill and customer-relationship intangibles are evaluated quarterly.  Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management.  Fair values of reporting units are determined using methods consistent with current market practices for valuing similar types of businesses. Valuations are generally based on market multiples of net income or revenue. Management utilizes market information including market comparables and recent merger and acquisition transactions to validate the reasonableness of its valuations. If the fair value of the reporting unit, including goodwill, is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment.  If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited.

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

Earnings per Common Share

The Company calculates earnings per common share (“EPS”) using the two-class method in accordance with FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), effective January 1, 2009 with retrospective application to all prior-period earnings per share data presented.  Refer to Accounting Pronouncements below.  The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. Under FSP 03-6-1, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities under EITF 03-6. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. Restricted shares issued under the Company’s share-based compensation plan is entitled to dividends at the same rate as common stock.

Note 1.  Summary of Significant Accounting Policies (Continued)

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Net income available to common shareholders represents net income reduced by preferred stock dividends. Common shares outstanding include common stock and vested restricted stock awards.  Diluted earnings per common share reflects the assumed conversion of all potential dilutive securities.  Adoption of FSP 03-6-1 resulted in a 1 cent per share reduction in basic earnings per share for the year-earlier quarter. Diluted earnings per share for the year-earlier quarter was not impacted by the adoption of FSP 03-6-1. Prior-period EPS data presented has been restated retrospectively for comparability.

Accounting Pronouncements

During the three months ended March 31, 2009, the following accounting pronouncements applicable to the Company were issued or became effective:

•                  The Company adopted Financial Accounting Standards Board (“FASB”) Statements No. 141(R) (“SFAS 141(R)”), Business Combinations and No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) effective January 1, 2009.  SFAS 141(R) requires the acquiring entity in a business combination to recognize 100 percent of the assets acquired and liabilities assumed in the transaction; establishes acquisition date fair value as the measurement objective for the assets acquired and liabilities assumed; requires recognition of contingent consideration arrangements at their acquisition date fair values; and expands required disclosures regarding the nature and financial effect of the business combination.  SFAS 141(R) also requires that acquisition-related costs be expensed when incurred.  The provisions of SFAS 141(R) will be applied prospectively for business combination transactions consummated after the date of adoption.  SFAS 160 requires that noncontrolling interests in subsidiaries be initially measured at fair value and classified as a separate component of equity in the consolidated financial statements. Following adoption of SFAS 160, the Company reports noncontrolling interests in subsidiaries, with the exception of certain redeemable noncontrolling interests, as a separate component of equity in the consolidated balance sheets, and noncontrolling interests’ share of subsidiary earnings is no longer recognized as an expense in the computation of consolidated net income. The presentation and disclosure requirements of SFAS 160 have been applied for the current period and retrospectively for prior periods presented. Redeemable noncontrolling interest continue to be reported in the mezzanine section of the consolidated balance sheets.

•                  FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) became effective for the Company for annual and interim reporting periods beginning January 1, 2009.  FSP 157-2 amended FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company’s non-financial assets within the scope of SFAS 157, which include goodwill, customer-relationship intangible assets and private equity investments, are reported at fair value on a nonrecurring basis (generally as the result of an impairment assessment) during the period in which the fair value measurement is recorded. The Company currently has no non-financial liabilities required to be reported at fair value.

•                  FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) became effective for the Company for annual and interim reporting periods beginning January 1, 2009. The Statement expands disclosure requirements for derivative instruments and hedging activities. The new disclosures address how derivative instruments are used, how derivatives and the related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. In addition, companies are required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. The disclosure requirements of SFAS 161 have been applied for the current period and retrospectively for prior periods presented.

•                  FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, when the underlying arrangement includes renewal or extension terms. FSP 142-3 permits an entity to use its own assumptions, based on its historical experience, about the renewal or extension of an

Note 1. Summary of Significant Accounting Policies (continued)

arrangement to determine the useful life of an intangible asset.  These assumptions are to be adjusted for the entity-specific factors detailed in SFAS 142. FSP 142-3 became effective for the Company on January 1, 2009.  Adoption of FSP 142-3 did not have a significant impact on the Company’s consolidated financial statements.

•                  FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”) became effective for the Company for annual and interim reporting periods beginning January 1, 2009.  FSP 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities under EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”).  As such, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share.  The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. Adoption of FSP 03-6-1 resulted in a 1 cent per share reduction in basic earnings per share for the year-earlier quarter. Diluted earnings per share for the year-earlier quarter was not impacted by the adoption of FSP 03-6-1. Prior-period EPS and share data presented has been restated retrospectively for comparability.

•                  EITF No. 07-5, Determining Whether an Instrument is Indexed to an Entity’s Own Stock (“EITF 07-5”) became effective for the Company for annual and interim reporting periods beginning January 1, 2009. EITF 07-5 replaces the guidance in EITF Issue 01-6, The Meaning of Indexed to a Company’s Own Stock.  Both Issues 01-6 and 07-5 require an entity to evaluate an instrument’s contingency provisions and the factors that affect its ultimate settlement amount (i.e., the payoff to the holder) when determining whether the instrument is indexed to the entity’s own stock.  Adoption of EITF 07-5 did not have a material impact on the Company’s consolidated financial statements.

•                  On November 13, 2008, the FASB reached a consensus on the issues addressed in EITF Issue 08-6, Equity Method Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  The EITF applies to all investments accounted for under the equity method and became effective for the Company, on a prospective basis, for annual and interim reporting period beginning January 1, 2009. Adoption of EITF 08-6 did not have a significant impact on the Company’s consolidated financial statements.

•                  On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. The FSP also amends APB opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption.  Adoption of FSP FAS 107-1 is not expected to have a significant impact on the Company’s consolidated financial statements.

•                  On April 9, 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities. FSP 115-2 modifies the “intent and ability” indicator for recognizing other-than-temporary impairment, and changes the trigger used to assess the collectibility of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.”  FSP 115-2 changes the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. In those situations, impairment shall be separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses shall be recognized in earnings. The credit loss component of an other-than-temporary impairment, representing an increase in credit risk, shall be determined by the reporting entity using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors shall be recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and shall not be adjusted for subsequent recoveries in fair value. However, the cost basis shall be adjusted for accretion of the difference between the new cost basis and the present value of cash flows expected to be collected (portion of impairment in other comprehensive income). The total other-than-temporary impairment is presented in the

Note 1. Summary of Significant Accounting Policies (continued)

consolidated statements of income with a reduction for the amount of the other-than-temporary impairment that is recognized in other comprehensive income, if any.

FSP 115-2 requires that the cumulative effect of initial adoption be recorded as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The amortized cost basis of a security for which an other-than-temporary impairment was previously recognized shall be adjusted by the amount of the cumulative effect adjustment before taxes. The difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted as interest income.  FSP 115-2 is effective for reporting periods ending after June 15, 2009. The Company does not expect initial adoption of the FSP to have a significant impact on its financial statements.

•                  On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased.  FSP 157-4 identifies several factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability.  If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly), further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS 157. FSP 157-4 reiterates that even in circumstances where there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP 157-4 is effective for reporting periods ending after June 15, 2009.  Adoption of the FSP is not expected to have a significant impact on the consolidated financial statements.

Note 2. Fair Value Measurements

The Company adopted SFAS 157, effective January 1, 2008, on a prospective basis.  SFAS 157 defines fair value for financial reporting purposes as the price that would be received to sell an asset or paid to transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date).  Under the statement, fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact.

Fair Value Hierarchy

Management employs market standard valuation techniques in determining the fair value of assets and liabilities.  Inputs used in valuation techniques are based on assumptions that market participants would use in pricing an asset or liability.  SFAS 157 prioritizes inputs used in valuation techniques as follows:

Level 1—Quoted market prices in an active market for identical assets and liabilities.

Level 2—Observable inputs including quoted prices (other than Level 1) in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability such as interest rates, yield curves, volatilities and default rates, and inputs that are derived principally from or corroborated by observable market data.

Level 3—Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available.

Note 2. Fair Value Measurements (continued)

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

The Company records securities available-for-sale, trading securities and derivative contracts at fair value on a recurring basis.  Certain other assets such as impaired loans, other real estate owned (“OREO”), goodwill, customer-relationship intangibles and private equity investments are recorded at fair value on a nonrecurring basis.  Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

A distribution of asset and liability fair values according to the fair value hierarchy at March 31, 2009 is provided in the table below:

		Fair Value Measurements at Reporting Date Using
(in thousands) Asset or Liability Measured at Fair Value	Balance as of March 31, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis Assets
Securities available-for-sale
Debt portfolio	$2,898,851	$36,307	$2,836,268	$26,276
Other equity securities and mutual funds	17,032	17,032	—	—
Trading securities	67,582	50,802	16,780	—
Mark-to-market derivatives (1)	69,762	2,447	67,315
Total assets at fair value	$3,053,227	$106,588	$2,920,363	$26,276

Liabilities
Mark-to-market derivatives (2)	$17,258	$18	$17,240	$—
Total liabilities at fair value	$17,258	$18	$17,240	$—

Measured on a Nonrecurring Basis Assets
Colleral dependent impaired loans (3)	$142,648	$—	$142,648	$—
Other real estate owned (4)	14,103	—	14,103	—
Total assets at fair value	$156,751	$—	$156,751	$—

(1)  Reported in Other assets in the consolidated balance sheets.

(2)  Reported in Other liabilities in the consolidated balance sheets.

(3)  Impaired loans for which fair value was calculated using the collateral valuation method.

(4)  OREO balance of $12,639 in the consolidated balance sheets is net of estimated disposal costs.

Level 3 assets include CDO senior notes and CDO income notes for which the market is inactive. The fair value of these securities is determined using an internal cash flow model that incorporates management’s assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance.  These assumptions are not directly observable in the market. Level 3 assets are measured at fair value on a recurring basis. Unrealized gains and losses on Level 3 assets are reported as a component of Other comprehensive income in the consolidated balance sheets.

Note 2. Fair Value Measurements (continued)

Activity in Level 3 assets for the three-months ended March 31, 2009 is summarized in the following table:

Level 3 Assets Measured on a Recurring Basis

(in thousands)	Securities Available-for-Sale
Balance of recurring Level 3 assets at January 1, 2009	$32,419
Total realized/unrealized gains (losses):
Included in earnings	(9,282)
Included in other comprehensive income	3,544
Purchases, sales, issuances and settlements, net	(405)
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets at March 31, 2009	$26,276

There were no purchases or sales of Level 3 assets during the period. The $9.3 million loss included in earnings is an impairment loss recognized on CDO income notes.  Refer to Note 3, Investment Securities, for further discussion of the impairment.

Note 3. Investment Securities

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

During the first quarter of 2009, the Corporation liquidated the majority of its investments in individual equity securities and one mutual fund. The majority of equity securities, totaling $4.0 million, were transferred from available-for-sale to trading securities at March 31, 2009.  These securities were transferred to trading at fair value.  The gross gains and gross losses included in earnings from the transfer of these securities to trading was $14 thousand and $0.6 million, respectively. Trading securities are carried at fair value and unrealized holding gains or losses on trading securities are included in earnings in the consolidated statements of income.

Impairment Assessment

Impairment exists when the fair value of a security is less than its cost. Cost includes adjustments made to the cost basis of a security for accretion, amortization and previous other-than-temporary impairments recognized in earnings. The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary.  Impairment is considered other-than-temporary when it becomes probable that an investor will be unable to recover the cost of an invesment.  The Company’s impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and the Company’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis. The amount of the write down is included in Impairment loss on securities in the consolidated statements of income. The new cost basis is not adjusted for subsequent recoveries in fair value.

Note 3. Investment Securities (continued)

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that the investments discussed below were other-than-temporarily impaired at March 31, 2009. The Company recorded an impairment loss on available-for-sale securities of $12.0 million for the three-months ended March 31, 2009.  No impairment was recorded in the three-months ended March 31, 2008.

(in thousands) Impairment Losses on	For the three-months ended March 31,
Other-Than-Temporarily Impaired Securities	2009	2008
Collateralized debt obligation income notes	$9,282	$—
Perpetual preferred stock	1,124	—
Mutual funds	1,630	—
Total	$12,036	$—

Collateralized Debt Obligation Income Notes

The adjusted cost basis of collateralized debt obligation income notes (“Income Notes”) is $2.4 million at March 31, 2009. Income Notes are equity interests in a multi-class, cash flow collateralized bond obligation backed by a collection of Trust Preferred securities issued by financial institutions.  The equity interests represent ownership of all residual cash flow from the asset pools after all fees have been paid and debt issues have been serviced.  Income Notes are collateralized by debt securities with stated maturities and are therefore reported as debt securities in the consolidated balance sheets.  Income Notes are classified as Level 3 in the fair value hierarchy.  Refer to Note 2, Fair Value Measurements, for further discussion of fair value.

Income Notes are evaluated for impairment under EITF 99-20, Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, and related interpretations (“EITF 99-20”). EITF 99-20 provides incremental impairment guidance for certain debt securities within the scope of FAS 115 which are beneficial interests in securitized financial assets not considered to be high credit quality.  Under 99-20, other-than-temporary impairment exists when it is probable there has been an adverse change in estimated cash flows for a debt security since the date of acquitision.  The market for Income Notes continues to be inactive with no visible trade activity in the past 12 months. The fair value of these securities was determined using an internal cash flow model that incorporates management’s assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. The Company considered a number of factors in determining the discount rate used in the cash flow valuation model including the implied rate of return at the last date the market for Income Notes and similar securities was active, rates of return that market participants would consider in valuing the securities and indicative quotes from dealers.  The Company determined that 25 percent was the appropriate rate to apply in discounting the projected cash flows of its Income Notes.  At March 31, 2009, the estimated fair value of the Income Notes was $2.4 million compared to their cost basis of $11.7 million, representing an adverse change in cash flows.  The Company recognized a $9.3 million impairment loss in earnings and wrote down the cost basis of its investment in Income Notes to fair value at March 31, 2009.

Perpetual Preferred Stock

The adjusted cost basis of the Company’s investment in perpetual preferred stock issued by Freddie Mac and Fannie Mae is $0.6 million at March 31, 2009.  The Company recorded a $1.1 million impairment loss to adjust the cost basis of its investment to fair value at March 31, 2009.  The Company previously recorded other-than-temporary impairment of $21.9 million on these securities in September 2008 following the action taken by the Federal Housing Finance Agency placing these Government-Sponsored Agencies into conservatorship and eliminating the dividends on their preferred shares.

Note 3. Investment Securities (continued)

Mutual Funds

The adjusted cost basis of available-for-sale mutual funds was $16.4 million at March 31, 2009. The Company determined its investment in one high yield bond fund to be other-than-temporarily impaired based on the magnitude and duration of the decline in its fair value below cost and the likelihood of recovery.  The Company recognized a $1.6 million impairment loss in earnings and wrote down the cost basis of its investment in this fund to fair value at March 31, 2009.

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of March 31, 2009:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
Federal agency - Debt	$159,129	$463	$—	$—	$159,129	$463
Federal agency - MBS	—	—	—	—	—	—
CMOs - Federal agency	80,225	610	6,596	38	86,821	648
CMOs - Non-agency	36,436	6,771	261,617	72,312	298,053	79,083
State and municipal	60,740	1,287	6,702	713	67,442	2,000
Other debt securities	28,432	4,276	31,485	10,249	59,917	14,525
Total debt securities	364,962	13,407	306,400	83,312	671,362	96,719
Equity securities and mutual funds	9,942	42	—	—	9,942	42
Total securities	$374,904	$13,449	$306,400	$83,312	$681,304	$96,761

At March 31, 2009, total securities available-for-sale had a fair value of $2.92 billion, which included the temporarily impaired securities above of $681.3 million.  At March 31, 2009, the Company had 148 debt securities and 1 mutual fund in an unrealized loss position. The debt securities in an unrealized loss position include 6 Federal agency securities, 9 Federal agency CMOs, 33 private label CMOs, 89 state and municipal securities and 11 other debt securities.  The largest component of the unrealized loss at March 31, 2009 was $79.1 million and related to private label collateralized mortgage obligations. The Company monitors the performance of the mortgages underlying these bonds. Although there has been some deterioration in collateral performance, the Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs held largely to the current absence of liquidity in the credit markets and not to deterioration in credit quality. These securities remain highly rated by the rating agencies. The Company expects to receive all contractual principal and interest payments due on its debt securities and has the ability and intent to hold these investments until their fair value recovers or until maturity. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high-end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of an other-than-temporary impairment charge.

Other debt securities includes the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by Trust Preferred Securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions.  Liquidity pressures in 2008 caused a general decline in the value of corporate debt.  Of the CDOs held at March 31, 2009, approximately 91 percent are the most senior tranches of each issue. CDO Income Notes that receive the residual cash flows from the asset pools comprise the remaining 9 percent of holdings. Refer to Collateralized Debt Obligation Income Notes above. The market for CDOs was inactive in 2008 and 2009. The fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance.  The Company attributes the $14.5 million unrealized loss on CDO Senior Notes at March 31, 2009 to the illiquid credit markets.  The senior notes have collateral that exceeds the outstanding debt by over 35 percent.  Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The

Note 3. Investment Securities (continued)

Company expects to receive all contractual principal and interest payments due on its CDO Senior Notes and has the ability and intent to hold these investments until their fair value recovers or until maturity.

The Company does not consider the debt and equity securities in the above table to be other than temporarily impaired at March 31, 2009.

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of December 31, 2008:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
Federal agency - MBS	$63,634	$719	$12,925	$167	$76,559	$886
CMOs - Federal agency	29,133	111	41,041	796	70,174	907
CMOs - Non-agency	172,899	50,631	132,818	36,803	305,717	87,434
State and municipal	39,974	1,275	4,769	211	44,743	1,486
Other debt securities	43,844	17,661	25,910	6,554	69,754	24,215
Total debt securities	349,484	70,397	217,463	44,531	566,947	114,928
Equity securities and mutual funds	36,129	8,309	—	—	36,129	8,309
Total securities	$385,613	$78,706	$217,463	$44,531	$603,076	$123,237

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

Note 4. Shareholders’ Equity

There were no purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act of 1934 during the three-month period ended March 31, 2009.

On November 21, 2008, City National Corporation received aggregate proceeds of $400 million from the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company’s common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the warrant was valued using an option valuation model. The allocated values of the preferred stock and warrant were approximately $389.9 million and $10.1 million, respectively. The preferred stock will be accreted to the redemption price of $400 million over five years.  Cumulative dividends on the preferred stock are payable quarterly at the rate of 5 percent for the first five years and increasing to 9 percent thereafter.  The effective pre-tax cost to the Company for participating in the TARP Capital Purchase Program is approximately 9.5 percent, consisting of 8.6 percent for dividends and 0.9 percent for the accretion on preferred stock, and is based on the statutory tax rate.  The preferred stock may be redeemed by the Corporation after three years. Prior to the end of three years, subject to the provisions of the American Recovery and Reinvestment Act of 2009 (“ARRA”) signed into law on February 17, 2009, the preferred stock may be redeemed by the Corporation subject to the Treasury’s consultation with the Corporation’s regulatory agency. Following redemption of the preferred stock, the Treasury would liquidate the warrant at the current market price. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock.  If the Company receives aggregate proceeds of at least $400 million from sales of Tier 1 qualifying perpetual preferred stock prior to December 31, 2009, the number of shares to be delivered upon settlement of the warrant will be reduced by 50 percent.

Note 5. Earnings per Common Share

The Company applies the two-class method of computing basic and diluted EPS.  Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  The Company grants restricted shares under a share-based compensation plan that qualify as participating securities under EITF 03-6-1.

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended March 31,
(in thousands, except per share amounts)	2009	2008
Basic EPS:
Net income attributable to City National Corporation	$7,460	$43,987
Less: Dividends on preferred stock	5,501	—
Net income available to common shareholders	$1,959	$43,987
Less: Earnings allocated to participating securities	87	348
Earning allocated to common shareholders	$1,872	$43,639

Weighted average common shares outstanding	48,046	47,829

Basic earnings per common share	$0.04	$0.91

Diluted EPS:
Earnings allocated to common shareholders (1)	$1,872	$43,640

Weighted average common shares outstanding	48,046	47,829
Dilutive effect of equity awards	84	355
Weighted average diluted common shares outstanding	48,130	48,184

Diluted earnings per common share	$0.04	$0.91

(1)

Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options utilizing the treasury stock method. Antidilutive stock options and common stock warrants are not included in the calculation of basic or diluted EPS.  There were 3,808,170 outstanding stock options and 1,128,668 common stock warrants that were antidilutive at March 31, 2009.  There were 2,827,732 outstanding stock options that were antidilutive at March 31, 2008.

Note 6. Share-Based Compensation

The Company applies FASB Statement No. 123 (revised), Share-Based Payment, (“SFAS 123R”) in accounting for stock option plans.  The Company uses a Black-Scholes methodology to determine the share-based compensation expense for these plans.  On March 31, 2009, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  No new awards will be granted under predecessor plans.  A description of the Plan is provided below.  The compensation cost that has been recognized for all share-based awards was $3.5 million for the three-month periods ended March 31, 2009 and 2008. The Company received $0.1 million and $5.8 million in cash for the exercise of stock options during the three-month periods ended March 31, 2009 and 2008, respectively.  The tax expense recognized for stock-based compensation arrangements in

Note 6. Share-Based Compensation (continued)

equity was $1.2 million for the three months ended March 31, 2009, compared to a tax benefit of $1.8 million for the three months ended March 31, 2008.

Plan Description

The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors.  No grants of performance shares, performance share units, performance units or stock appreciation rights had been made as of March 31, 2009. The purpose of the Plan is to promote the success of the Company by providing an additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interests through equity grants.  Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee (“Committee”).  The participant is entitled to dividends and voting rights for all shares issued even though they are not vested.  Restricted stock awards issued under predecessor plans vest over five years.  The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of service, which may include disability or death. Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006.  All unexercised options expire 10 years from the grant date.  At March 31, 2009 there were approximately 2.2 million shares available for future grants.

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

To estimate the fair value of stock option awards, the Company uses the Black-Scholes valuation method, which incorporates the assumptions summarized in the table below:

	For the three months ended March 31,
	2009	2008
Weighted-average volatility	31.42%	29.27%
Dividend yield	3.53%	3.51%
Expected term (in years)	6.10	6.04
Risk-free interest rate	2.81%	3.97%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the three-month periods ended March 31, 2009 and 2008 were $6.47 and $12.66, respectively.  The total intrinsic values of options exercised during the three-month periods ended March 31, 2009 and 2008 were $22 thousand, and $4.1 million, respectively.

Note 6. Share-Based Compensation (continued)

A summary of option activity and related information under the Plan for the three-month period ended March 31, 2009 is presented below:

Options	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (in thousands) (1)	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2009	4,029	$55.28
Granted	1,041	26.67
Exercised	(3)	27.06
Forfeited or expired	(26)	58.89
Outstanding at March 31, 2009	5,041	$49.37	$8,925	6.11
Exercisable at March 31, 2009	3,084	$52.87	$1,544	4.16

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the three-month period ended March 31, 2009 is presented below:

Unvested Shares	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Unvested at January 1, 2009	1,267	$15.15
Granted	1,041	6.47
Vested	(343)	15.79
Forfeited	(8)	13.69
Unvested at March 31, 2009	1,957	$10.42

The number of options vested during the three-month period ended March 31, 2009 was 343,377.  The total fair value of options vested during the three-month period ended March 31, 2009 was $5.4 million.  As of March 31, 2009, there was $16.6 million of unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Restricted stock is valued at the closing price of the Company’s stock on the date of award.  During the three-month period ending March 31, 2009, the Committee awarded 285,953 shares of restricted common stock having a market value of $7.8 million.  During the three-month period ending March 31, 2008, the Committee awarded 162,826 shares of restricted common stock having a market value of $8.9 million. The portion of the market value of the restricted stock related to the current service period was recognized as compensation expense during the three-month periods ending March 31, 2009 and 2008.  The portion of the market value relating to future service periods will be amortized over the remaining vesting period. The compensation expense related to restricted stock for the first three months of 2009 was $1.8 million compared to $1.6 million for the same period in 2008. As of March 31, 2009, the unrecognized compensation cost related to restricted shares granted under the plan was $22.0 million. That cost is expected to be recognized over a weighted-average period of 3.6 years.  There were 641,471 restricted shares that had not vested as of March 31, 2009.

Note 7. Derivative Instruments

The Company uses interest-rate swaps to mitigate interest-rate risk associated with changes to: 1) the fair value of certain fixed-rate deposits and borrowings (fair value hedges) and 2) certain cash flows related to future interest payments on variable-rate loans (cash flow hedges). Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments between counterparties based upon a notional principal amount and maturity date. The Company evaluates the creditworthiness of counterparties prior to entering into derivative contracts, and has established counterparty risk limits and monitoring procedures to reduce the risk of loss due to nonperformance.  The Company’s interest-rate risk management contracts qualify for hedge accounting treatment under SFAS 133.

The following table presents the notional amount of interest-rate swap contracts held or issued for risk management purposes (hedging) as of March 31, 2009 and March 31, 2008.  The notional amount of the contract is not recorded on the consolidated balance sheets but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties.

Notional Amount of Derivative Instruments

Designated as Hedging

	Notional Amount
	As of March 31,
(in millions)	2009	2008
Interest-rate swaps-fair value
Receive-fixed/pay-variable
Certificates of deposit	$20.0	$20.0
Long-term and subordinated debt	367.5	375.0
Total fair value contracts	$387.5	$395.0

Interest-rate swaps-cash flow
Receive-fixed/pay-variable
U.S. Dollar LIBOR based loans	$200.0	$175.0
Prime based loans	125.0	175.0
Total cash flow contracts	$325.0	$350.0
Total derivatives designated as hedging	$712.5	$745.0

The following table presents the fair value and balance sheet classification for interest-rate swaps designated as hedging as of March 31, 2009 and March 31, 2008.  Fair values are reported on a gross basis even when the swap contract is subject to a master netting agreement.  Interest-rate swap contracts in a gain position are presented in the Asset Derivatives table. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.  The Company had no swaps designated as hedging instruments that were in a loss position at March 31, 2009.

Note 7. Derivative Instruments  (continued)

Fair Value of Derivative Instruments

Designated as Hedging

	Asset Derivatives
	March 31, 2009		March 31, 2008
(in millions)	Location in Consolidated Balance Sheets	Fair Value (1)	Location in Consolidated Balance Sheets	Fair Value (1)
Interest-rate swaps-fair value
Certificates of deposit	Other assets	$1.7	Other assets	$1.8
Long-term and subordinated debt	Other assets	36.4	Other assets	26.0
Total fair value contracts		$38.1		$27.8

Interest-rate swaps-cash flow
U.S. Dollar LIBOR based loans	Other assets	$10.1	Other assets	$7.7
Prime based loans	Other assets	4.7	Other assets	2.0
Total cash flow contracts		$14.8		$9.7
Total derivatives designated as hedging		$52.9		$37.5

(1) Fair value is the estimated gain to settle derivative contracts plus interest receivable.

As of March 31, 2009, the Company had $712.5 million notional amount of interest-rate swaps, of which $387.5 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $38.1 million resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $38.1 million. The positive fair value of $14.8 million on cash flow hedges of variable-rate loans resulted in the recognition of other assets and an other comprehensive gain before taxes of $13.9 million.

Amounts to be paid or received on the interest-rate swaps designated as cash flow hedges are reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $2.9 million that were reclassified into interest income during first quarter 2009. Within the next 12 months, $5.2 million of other comprehensive gain is expected to be reclassified into interest income.

As of March 31, 2008, the Company had $745.0 million notional amount of interest-rate swaps, of which $395.0 million were designated as fair value hedges and $350.0 million were designated as cash flow hedges. The positive fair value on the fair value hedges of $27.8 million resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $27.8 million. The positive fair value of $9.7 million on the cash flow hedges of variable-rate loans resulted in the recognition of other assets and an other comprehensive gain before taxes of $9.3 million.

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank.  Additionally, certain of the Company’s swap agreements contain credit-risk-related contingent features.  For agreements that contain credit-risk features, the amount of collateral required to be paid or received is impacted by the credit ratings of the Company and its counterparties.  At March 31, 2009, the Company had no swap contracts that contain credit-risk contingent features in a net liability position.

The Company’s interest-rate swaps had $13.5 million of credit risk exposure at March 31, 2009 and $18.7 million as of March 31, 2008. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received.  The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. At March 31, 2009, collateral valued at $23.5 million had been received from swap counterparties. At March 31, 2008, collateral valued at $14.9 million had been received from counterparties.

Note 7. Derivative Instruments  (continued)

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense.  The impact of interest-rate swaps on interest income and interest expense for the three months ended March 31, 2009 and 2008 is provided below:

The Effect of Derivative Instruments on the Consolidated Statements of Income

for the Three-Months Ended March 31, 2009 and 2008

(in millions)

Derivatives in SFAS 133	Location in Consolidated Statements of	Amount of Income (Expense) Recognized on Derivatives Three Months Ended March 31,
Fair Value Hedging Relationship	Income	2009	2008
Interest-rate swaps-fair value	Interest expense	$(3.1)	$(0.8)
Interest-rate swaps-cash flow	Interest income	2.9	1.0
Total income (expense)		$6.0	$1.8

Fair value and cash flow interest-rate swaps increased interest income by $6.0 million for the three months ended March 31, 2009, and increased net interest income by $1.8 million for the three-months ended March 31, 2008.

Changes in fair value of the effective portion of cash flow hedges is reported in Accumulated other comprehensive income (loss).  When the cash flows associated with the hedged item are realized, the gain or loss included in Accumulated other comprehensive income (loss) is recognized in the same location in the consolidated statements of income, Interest income on loans and leases, as income on the hedged item.  Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in Other noninterest income in the consolidated statements of income.  The amount of ineffectiveness measured for cash flow hedges at  March 31, 2009 was nominal.

The table below provides the amount of after-tax gain (loss) on the change in fair value of cash flow hedges recognized in Other comprehensive income for the three months ended March 31, 2009 and 2008:

The Effect of Derivative Instruments on the Consolidated Balance Sheets

(in millions)

Derivatives in Statement 133	Amount of After-Tax Gain (Loss) Recognized in OCI on Derivatives Three Months Ended March 31,
Cash Flow Hedging Relationship	2009	2008
Interest-rate swaps-cash flow	$1.4	$2.6

Note 7. Derivative Instruments  (continued)

The table below provides the amount of gain (loss) on cash flow hedges reclassified from Accumulated other comprehensive income to interest income for the three months ended March 31, 2009 and 2008:

The Effect of Derivative Instruments on the Consolidated Income Statement

(in millions)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended March 31,
(Effective portion)	2009	2008
Interest income	$2.9	$1.0

No hedge ineffectiveness existed on cash flow hedges for the three-months ended March 31, 2009 and 2008.

The Company also offers various derivative products to clients and enters into derivative transactions in due course.  These derivative contracts are offset by paired trades with unrelated third parties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting.  The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company’s client-related interest-rate contracts had credit risk exposure of $0.4 million and $0.3 million at March 31, 2009 and 2008, respectively.

The Company enters into foreign currency option contracts with clients to assist them in hedging their economic exposures arising out of foreign-currency denominated commercial transactions. Foreign currency options allow the counterparty to purchase or sell a foreign currency at a specified date and price. These option contracts are offset by paired trades with third-party banks. The Company also takes proprietary currency positions within risk limits established by the Company’s Asset/Liability Management Committee. Both the realized and unrealized gains and losses on foreign exchange contracts are recorded in Other noninterest income in the consolidated statements of income.

Note 7. Derivative Instruments (continued)

The following table presents the notional balance of derivative contracts not designated as hedging instruments as of March 31, 2009 and 2008:

Notional Amount of Derivative Instruments

Not Designated as Hedging

	Notional Amount
	As of March 31,
(in millions)	2009	2008

Client Related, Trading and Other
Interest-rate contracts:
Swaps	$603.0	$137.6
Interest-rate caps, floors and collars	135.8	109.4
Options purchased	2.0	—
Options written	2.0	—
Total interest-rate contracts	$742.8	$247.0

Foreign exchange contracts:
Spot and forward contracts	$195.3	$304.9
Options purchased	0.5	177.2
Options written	0.5	177.2
Total foreign exchange contracts	$196.3	$659.3

Total derivatives designated as non-hedging	$939.1	$906.3

The following tables present the fair values and balance sheet classification for derivative contracts not designated as hedging instruments as of March 31, 2009 and March 31, 2008.  Fair values are reported on a gross basis. Contracts with a positive fair value (gain) are presented in the Asset Derivatives table, while those with a negative fair value (loss) are presented in the Liability Derivatives table:

Fair Value of Derivative Instruments

Not Designated as Hedging

	Asset Derivatives
	March 31, 2009		March 31, 2008
(in millions)	Location in Consolidated Balance Sheet	Fair Value (1)	Location in Consolidated Balance Sheet	Fair Value (1)
Client Related, Trading and Other
Interest-rate contracts	Other assets	$16.7	Other assets	$3.9
Option contracts	Other assets	0.1	Other assets	—
Foreign exchange contracts	Other assets	1.7	Other assets	8.0
Total derivatives not designated as hedging		$18.5		$11.9

(1) Fair value is the estimated gain to settle derivative contracts plus interest receivable.

Note 7. Derivative Instruments (continued)

Fair Value of Derivative Instruments

Not Designated as Hedging

	Liability Derivatives
	March 31, 2009		March 31, 2008
(in millions)	Location in Consolidated Balance Sheets	Fair Value (1)	Location in Consolidated Balance Sheets	Fair Value (1)
Client Related, Trading and Other
Interest-rate contracts	Other liabilities	$17.1	Other liabilities	$4.1
Option contracts	Other liabilities	0.1	Other liabilities	—
Foreign exchange contracts	Other liabilities	1.8	Other liabilities	7.8
Total derivatives not designated as hedging		$19.0		$11.9

(1) Fair value is the estimated loss to settle derivative contracts.

The Company offers a certificate of deposit product (“ELCD”) which provides a return based on the performance of an equity index. Under SFAS 133, a rate of return tied to a market index represents an embedded derivative.  The embedded derivative associated with the certificate of deposit is treated as a written option contract with the depositor. The Company purchased offsetting options from a counterparty bank. These positions are not designated as hedges under SFAS 133 and are marked to market each reporting period. As of March 31, 2009, the notional balance of both the written and purchased options was $2.0 million.  There were no option contracts associated with the ELCD product at March 31, 2008.

Derivative contracts not designated as hedges are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income.  The table below provides the amount of gains and losses on these derivative contracts for the three months ended March 31, 2009 and 2008:

The Effect of Derivative Instruments on the Consolidated Statements of Income

(in millions)

Derivatives Not Designated	Location in Consolidated Statements of	Amount of Gain/(Loss) Recognized on Derivatives Three Months Ended March 31,
as Hedging	Income	2009	2008
Interest-rate contracts	Other noninterest income	$(0.2)	$(0.3)
Option contracts	Other noninterest income	—	—
Foreign exchange contracts	International services income	3.9	4.9
Total income (expense)		$3.7	$4.6

Note 8. Income Taxes

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense. The Company recognized approximately $0.5 million and $0.4 million of interest and penalties expense for the three-month periods ended March 31, 2009 and March 31, 2008, respectively. The Company had approximately $6.7 million, $6.3 million and $9.3 million of accrued interest and penalties as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

Note 8. Income Taxes (continued)

The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions.  The Internal Revenue Service (“IRS”) completed its audits of the Company for the tax years 2002-2007 resulting in no material financial statement impact. The Company is currently being audited by the IRS for 2008 and by the Franchise Tax Board for the years 1998-2004. The potential financial statement impact, if any, resulting from completion of these audits cannot be determined at this time.

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of March 31, 2009, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

Note 9. Retirement Plans

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries.  The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. The Company recorded profit sharing contributions expense of $0.7 million and $4.8 million for the three-month periods ended March 31, 2009 and 2008, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) for one of its executive officers.  The SERP meets the definition of a pension plan per FASB Statement No. 87, Employers’ Accounting for Pensions. The Company applies FASB Statement No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans, in accounting for the SERP.  At March 31, 2009, there was a $4.3 million unfunded pension liability related to the SERP.  Pension expense for the three-month periods ended March 31, 2009 and 2008 was $0.2 million and $0.1 million, respectively.

There is also a SERP covering three former executives of the Pacific Bank, which the Company acquired in 2000.  As of March 31, 2009, there was an unfunded pension liability for this SERP of $2.3 million.  Expense for the three-month periods ended March 31, 2009 and 2008 was insignificant.

The Company does not provide any other post-retirement employee benefits beyond the profit-sharing retirement plan and the SERPs.

Note 10. Guarantees

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term guarantee.  The maximum liability under the guarantee is $23 million.  The Company does not expect to make any payments under the terms of this guarantee, and accordingly, has not accrued for any portion of it.

Note 11. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing.  The Company evaluates its interest in these entities to determine whether they meet the definition of a variable interest entity (“VIE”) and whether the Company is required to consolidate these entities.  The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities.  The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities.  Subsequently, the carrying value is amortized over the stream of available tax credits and benefits.  The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits.  The balance of the investments in these entities was $97.9 million, $74.6 million and $72.3 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively, and is included in Affordable housing investments in the consolidated balance sheets.  Unfunded commitments for affordable housing investments of $22.9 million as of March 31, 2009 were recorded in Other liabilities with a corresponding increase to Affordable housing investments in the consolidated balance sheets.

Note 11. Variable Interest Entities (continued)

Of the affordable housing investments held as of March 31, 2009, the Company had a significant variable interest in four affordable housing partnerships.  These interests were acquired at various times from 1998 to 2001.  The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $9.9 million aggregate carrying value of these investments as of March 31, 2009. There were no unfunded commitments for these affordable housing investments as of March 31, 2009.

The Company also has ownership interests in several private equity investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs.  The investment in these entities is carried at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities.  The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income.  The balance in these entities was $36.8 million, $35.6 million and $29.0 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively, and is included in Other assets in the consolidated balance sheets.  Income associated with these investments is reported in Other noninterest income in the consolidated statements of income. The Company reviews these investments at least quarterly for possible other-than-temporary impairment. The review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment’s cash flows and capital needs, the viability of its business model and the Company’s exit strategy.  If and when declines in value are considered to be other-than-temporary, the Company reduces the asset value. The estimated loss would be recognized as a loss in Other noninterest income in the consolidated statements of income.

In addition to the above, Convergent Wealth is the administrative manager of the Barlow Long-Short Equity Fund, a hedge fund that is a VIE. Convergent Wealth is not a primary beneficiary and, therefore, is not required to consolidate this entity.

Note 12.  Noncontrolling Interest

Non-Redeemable Noncontrolling Interest

The Bank has two wholly-owned subsidiaries that have issued preferred stock to third-party investors.  In 2001, the Bank formed and funded CN Real Estate Investment Corporation (“CN”), contributing cash and participation interests in certain loans in exchange for 100 percent of the common stock of CN. The net income and assets of CN are eliminated in consolidation for all periods presented.  CN sold 33,933 shares of 8.50 percent Series A Preferred Stock to accredited investors for $3.4 million in 2001, and 6,828 shares of 8.50 percent Series B Preferred Stock for $6.8 million to accredited investors in 2002, both of which are included in Noncontrolling interest in the consolidated balance sheets. Dividends totaling $868,811 will be paid on these preferred shares in 2009, and were paid each year for 2005 through 2008. Dividends paid are included in Net income attributable to noncontrolling interest in the consolidated statements of income.  In 2002, the Bank also converted its former registered investment company to a real estate investment trust called City National Real Estate Investment Corporation II (“CNII”).  The net income and assets of CNII are eliminated in consolidation for all periods presented.  During 2002 and 2003 CNII sold shares of 8.50 percent Series A Preferred Stock to accredited investors for $15.3 million, which is included in Noncontrolling interest in the consolidated balance sheets.   Dividends totaling $1,297,780 will be paid in 2009 and were paid each year for 2005 through 2008.  Dividends paid are included in Net income attributable to noncontrolling interest in the consolidated statements of income.

The Company adopted SFAS 160 effective January 1, 2009.  See Note 1, Accounting Pronouncements.  Under SFAS 160, noncontrolling interest in the Company’s majority-owned affiliates are reported as a separate component of equity in Noncontrolling interest in the consolidated balance sheets.  Net income attributable to noncontrolling interest is no longer deducted to arrive at consolidated net income. Instead, consolidated net income is attributed to controlling and noncontrolling interest in the consolidated statements of income.

Redeemable Noncontrolling Interest

The Corporation holds a majority ownership interest in eight and a noncontrolling interest in one investment management and wealth advisory affiliates. In general, the management of each affiliate has a significant noncontrolling ownership position in their firm and supervises the day-to-day operations of the affiliate. The Corporation participates in quarterly board meetings with each affiliate and is in regular contact with each affiliate regarding their operations.

Note 12. Noncontrolling Interest (continued)

The Corporation’s investment in each affiliate is governed by operating agreements and other documents which provide the Corporation certain rights, benefits and obligations.  Generally, these affiliate operating agreements direct a percentage of revenue allocable to fund affiliate operating expenses (“operating share”) while the remaining portion of revenue (“distributable revenue”) is allocable to profits to be distributed to the Corporation and other affiliate owners.  The Corporation determines the appropriate method of accounting based upon these agreements and the factors contained therein.  All majority-owned affiliates have met the criteria for consolidation and are accordingly included in the consolidated financial statements. All material intercompany balances and transactions are eliminated. The Corporation applies the equity method of accounting to investments where it does not hold a majority equity interest.  For equity method investments, the Corporation’s portion of income before taxes is included in Trust and investment fees in the consolidated statements of income.

Most of the affiliate operating agreements provide the affiliate noncontrolling owners the conditional right to require the parent company to purchase a portion of their ownership interests at certain intervals (“put rights”).  These agreements also provide the parent company a conditional right to require affiliate owners to sell their ownership interests to it upon their death, permanent disability or termination of employment, and also provide affiliate owners a conditional right to require the parent company to purchase such ownership interests upon the occurrence of specified events.  Management is unable to predict when these specified events might occur.  Additionally, in many instances the purchase of interests can be settled using a combination of cash and notes payable, and in all cases the parent company can consent to the transfer of these interests directly to other individuals.

As of March 31, 2009, affiliate noncontrolling ownership interests with a total redemption value of $16.3 million could be put to the Company over the next 10 years or longer under the put provisions in the affiliate operating agreements.  The terms of the put provisions vary by agreement, but the value of the put is generally based on the application of a range of growth multiples to distributable revenues.  This estimate reflects the maximum obligation to purchase equity interests in the affiliates that may be put to the parent company by affiliate owners exercising their put rights under normal operating circumstances.  The amount and timing of the obligation can be limited by various factors such as the Company’s ownership level, first rights of refusal by other noncontrolling owners and other factors contained in the affiliate operating agreements.  In extraordinary circumstances, including but not limited to death or disability of affiliate noncontrolling owners, the estimated purchase obligations could be accelerated or be greater than the amounts shown.  The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations.

With the adoption of SFAS 160, the Company was required to apply the measurement guidance of EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), and record the redemption value of redeemable noncontrolling interest in the consolidated balance sheets for the current period as well as retrospectively for all prior periods presented.  As discussed above, the amount of put rights exercisable in any given year is subject to certain limitations that are specified in the affiliate operating agreements. For the first quarter of 2009, the Company recorded $5.7 million to increase redeemable noncontrolling interest to $9.0 million which represents the estimated redemption value of put rights that were currently redeemable or probable of becoming redeemable as of March 31, 2009. The $5.7 million adjustment was offset to additional paid-in-capital. The remaining redemption value (the difference between $16.3 million and $9.0 million), will be accreted over the period during which the rights become redeemable. In accordance with the provisions of Topic D-98, the Company restated all prior periods presented by reflecting the redeemable noncontrolling interest at its estimated redemption value that was currently redeemable or probable of becoming redeemable for that period-end, with an offset to additional paid-in capital.

Redeemable noncontrolling interest is not considered to be permanent equity and continue to be reported in the mezzanine section between liabilities and equity in the consolidated balance sheets.

Note 13. Segment Results

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

Note 13. Segment Results (continued)

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

Business segment earnings are the primary measure of the segment’s performance as evaluated by management.  Business segment earnings include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations.  Allocations of corporate expenses, such as data processing and human resources, are calculated based on estimated activity levels for the fiscal year.  Costs associated with intercompany support groups, such as Operational Services, are allocated to each business segment based on actual services used.  Capital is allocated based on the estimated risk within each business segment.  The methodology of allocating capital is based on each business segment’s credit, market, and operational risk profile.  If applicable, any provision for credit losses is allocated based on various credit factors, including but not limited to, credit risk ratings, ratings migration, charge-offs and recoveries and loan growth. Income taxes are charged on unit income at the Company’s overall effective tax rate.

Exposure to market risk is managed in the Company’s Treasury department.  Interest rate risk is mostly removed from the Commercial and Private Banking segment and transferred to the Funding Center through a fund transfer pricing (“FTP”) methodology and allocating model.  The FTP model records a cost of funds or credit for funds using a combination of matched maturity funding for fixed term assets and liabilities and a blended rate for the remaining assets and liabilities with varying maturities.

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

Note 13. Segment Results (continued)

	For the three months ended March 31, 2009
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$147,380	$444	$(2,927)	$144,897
Provision for credit losses	50,000	—	—	50,000
Noninterest income	42,073	36,256	(31,034)	47,295
Depreciation and amortization	3,422	1,214	3,199	7,835
Noninterest expense	105,964	33,245	(14,059)	125,150
Income (loss) before income taxes	30,067	2,241	(23,101)	9,207
Provision (benefit) for income taxes	6,568	224	(5,160)	1,632
Net income (loss)	23,499	2,017	(17,941)	7,575
Less: Net income (loss) attributable to noncontrolling interest	—	(427)	542	115
Net income (loss) attributable to parent	$23,499	$2,444	$(18,483)	$7,460

Selected Average Balances:
Loans and leases	$12,331,744	$—	$63,653	$12,395,397
Total assets	12,489,175	591,944	3,330,121	16,411,240
Deposits	11,513,120	75,511	1,252,477	12,841,108
Goodwill	317,801	141,686	—	459,487
Customer-relationship intangibles, net	10,772	28,970	—	39,742

	For the three months ended March 31, 2008
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$152,101	$662	$(4,598)	$148,165
Provision for credit losses	17,000	—	—	17,000
Noninterest income	42,897	54,431	(17,512)	79,816
Depreciation and amortization	3,347	1,505	3,081	7,933
Noninterest expense	111,991	34,653	(13,490)	133,154
Income (loss) before income taxes	62,660	18,935	(11,701)	69,894
Provision (benefit) for income taxes	21,667	5,983	(5,049)	22,601
Net income (loss)	40,993	12,952	(6,652)	47,293
Less: Net income attributable to noncontrolling interest	—	2,764	542	3,306
Net income (loss) attributable to parent	$40,993	$10,188	$(7,194)	$43,987

Selected Average Balances:
Loans and leases	$11,627,882	$7	$61,489	$11,689,378
Total assets	11,909,580	547,196	3,266,698	15,723,474
Deposits	10,659,705	70,855	790,501	11,521,061
Goodwill	319,920	132,389	—	452,309
Customer-relationship intangibles, net	16,471	50,133	—	66,604

Note 14. Loan Concentration

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

Note 15. Goodwill and Customer-Relationship Intangibles

The following table summarizes the Company’s goodwill and customer-relationship intangible assets at March 31, 2009, December 31, 2008 and March 31, 2008:

(in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Goodwill	$493,398	$493,399	$483,576
Accumulated amortization	(33,980)	(33,981)	(33,981)
Net Goodwill	$459,418	$459,418	$449,595

Customer-Relationship Intangibles
Core deposit intangibles	$33,331	$47,127	$33,331
Accumulated amortization	(23,174)	(35,728)	(17,635)
Client advisory contracts	38,662	38,662	59,360
Accumulated amortization	(10,043)	(9,442)	(9,840)
Net intangibles	$38,776	$40,619	$65,216

Management completed an interim review of goodwill at March 31, 2009 to determine whether the market volatility experienced during the first quarter was an indicator that goodwill had become impaired.  The goodwill assessment was completed at the reporting unit level. Fair values were determined using methods consistent with current industry practices for valuing similar types of companies. A market multiple of net income was used to value the Bank reporting unit which was supported by the Bank’s capital levels, historical and long-term earnings potential, business model and market presence and execution. The fair values of the wealth management affiliates were largely based on multiples of distributable revenue.  Based upon the analysis performed, the fair values of the reporting units exceeded their carrying value (including goodwill); therefore, management concluded that no impairment of goodwill existed at March 31, 2009.  The financial markets experienced less volatility during the first quarter of 2009 than in the previous two quarters.  However, market valuations of financial services companies remain depressed relative to book values due to continuing uncertainty surrounding the impact of the government bailout programs and the timing of economic recovery.  As a result, management believes it will be necessary to continue to evaluate goodwill for impairment on a quarterly basis.  It is possible that a future conclusion could be reached that all or a portion of the Company’s goodwill was impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings.  Such a charge, if any, would have no impact on tangible capital and would not affect the Company’s “well-capitalized” designation.

The assessment of customer-relationship intangibles for impairment was completed at the individual asset level.  The fair value of core deposit intangibles was determined using market-based core deposit premiums from recent deposit sale transactions.  The fair value of core deposit intangibles exceeded their carrying amount at March 31, 2009. For client advisory contract intangibles recorded by the wealth management affiliates, the undiscounted projected future cash flows associated with the client contracts was compared to their carrying value to determine whether there was impairment.  Management concluded that no impairment of customer-relationship intangibles existed at March 31, 2009.

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			March 31, 2009 from
	March 31,	December 31,	March 31,	December 31,	March 31,
Dollars in thousands, except per share amounts (1)	2009	2008	2008	2008	2008
	(Unaudited)		(Unaudited)

For The Quarter
Net income atrributable to City National Corporation	$7,460	$8,934	$43,987	(16)%	(83)%
Net income available to common shareholders	1,959	6,489	43,987	(70)	(96)
Net income per common share, basic	0.04	0.13	0.91	(69)	(96)
Net income per common share, diluted	0.04	0.13	0.91	(69)	(96)
Dividends per common share	0.25	0.48	0.48	(48)	(48)

At Quarter End
Assets	$16,933,530	$16,455,515	$15,934,032	3	6
Securities	2,983,465	2,440,468	2,510,611	22	19
Loans and leases	12,305,114	12,444,259	11,754,865	(1)	5
Deposits	13,689,550	12,652,124	11,792,369	8	16
Common shareholders’ equity	1,664,601	1,650,844	1,679,008	1	(1)
Total equity	2,080,632	2,066,374	1,704,661	1	22
Book value per common share	34.52	34.26	35.07	1	(2)

Average Balances
Assets	$16,411,240	$16,191,243	$15,723,474	1	4
Securities	2,417,149	2,258,721	2,524,284	7	(4)
Loans and leases	12,395,396	12,371,382	11,689,378	0	6
Deposits	12,841,108	12,639,348	11,521,061	2	11
Common shareholders’ equity	1,669,192	1,660,824	1,686,540	1	(1)
Total equity	2,084,982	1,860,956	1,712,148	12	22

Selected Ratios
Return on average assets (annualized)	0.18%	0.22%	1.13%	(18)	(84)
Return on average common shareholders’ equity (annualized)	0.48	1.55	10.49	(69)	(95)
Corporation’s tier 1 leverage	10.30	10.44	8.06	(1)	28
Corporation’s tier 1 risk-based capital	12.00	11.71	9.29	2	29
Corporation’s total risk-based capital	13.70	13.40	11.22	2	22
Period-end common shareholders’ equity to period-end assets	9.83	10.03	10.54	(2)	(7)
Period-end total equity to period-end assets	12.29	12.56	10.70	(2)	15
Dividend payout ratio, per common share	162.63	260.42	52.75	(38)	208
Net interest margin	4.00	4.09	4.26	(2)	(6)
Expense to revenue ratio (2)	68.14	77.11	61.06	(12)	12

Asset Quality Ratios
Nonaccrual loans to total loans and leases	2.55%	1.70%	0.97%	50	163
Nonaccrual loans and OREO to total loans and leases and OREO	2.65	1.79	1.00	48	165
Allowance for loan and lease losses to total loans and leases	1.96	1.80	1.43	9	37
Allowance for loan and lease losses to nonaccrual loans	77.03	106.11	148.10	(27)	(48)
Net charge-offs to average loans (annualized)	(1.10)	(0.79)	(0.42)	39	162

At Quarter End
Assets under management (3)	$28,414,005	$30,781,865	$35,884,765	(8)	(21)
Assets under management or administration (3)	45,722,158	47,519,777	55,854,651	(4)	(18)

(1)	Certain prior period amounts have been restated to conform to the current period presentation.

(2)

The expense to revenue ratio is defined as noninterest expense excluding other real estate owned (“OREO”) expense divided by total revenue (net interest income on a fully taxable-equivalent basis and noninterest income).

(3)

Excludes $4.49 billion, $4.67 billion and $10.13 billion of assets under management for the asset manager in which the Company holds a noncontrolling interest as of March 31, 2009, December 31, 2008, and March 31, 2008, respectively.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” on page 60 in connection with “forward-looking” statements included in this report.

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

The Company’s critical accounting policies include those that address the accounting for financial assets and liabilities reported at fair value, securities, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, share-based compensation plans, goodwill and other intangible assets, derivatives and hedging activities and income taxes.  The Company has not made any significant changes in its critical accounting policies or its estimates and assumptions from those disclosed in its 2008 Annual Report.

The Company, with the concurrence of the Audit & Risk Committee, has reviewed and approved these critical accounting policies, which are further described in Management’s Discussion and Analysis and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Form 10-K as of December 31, 2008.  Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.

Several new accounting pronouncements became effective for the Company on January 1, 2009.  See Note 1 of the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q for a summary of the pronouncements and discussion of the impact of their adoption on the Company’s consolidated financial statements.

References to net income and earnings per share in the discussion that follows are based on net income attributable to the Company after deducting net income attributable to noncontrolling interest.

RECENT DEVELOPMENTS

Economic conditions continued to weaken in the first quarter of 2009—nationally and in the markets the Company serves. California and Nevada, in particular, experienced significant declines in real estate values and substantially higher unemployment rates. The weak economy, extraordinarily low interest rates, continuing weakness in the real estate and financial markets, and the increase in FDIC insurance premiums for all banks, as well as dividends on preferred stock held by the U.S. Treasury (“Treasury”), had a negative impact on first quarter earnings. Continued market volatility and illiquid market conditions resulted in the recognition of additional impairments in the Company’s available-for-sale securities portfolio in the first quarter of 2009.  If these disruptions in the financial markets persist, the Company may take additional impairment charges.  Refer to “Item 1A—Risk Factors” for further discussion of business and economic conditions.

HIGHLIGHTS

•       For the quarter ended March 31, 2009, consolidated net income was $7.5 million and consolidated net income available to common shareholders was $2.0 million, or $0.04 per diluted common share.  For the year-earlier quarter, consolidated net income and consolidated net income available to common shareholders was $44.0 million, or $0.91 per diluted common share. Net income available to common shareholders reflects net income less dividends on preferred stock related to the Company’s participation in the Treasury’s Capital Purchase Program. The decrease in net income available to common shareholders is largely due to a $50.0 million, or $29.1 million after tax, provision for credit losses and a $15.0 million, or $10.8 million after tax, loss on available-for-sale securities recorded during the first quarter of 2009.

•       Revenue, which consists of net interest income and noninterest income, decreased to $192.2 million for the first quarter of 2009, a decrease of 16 percent from $228.0 million for the first quarter of 2008.

•       Fully taxable-equivalent net interest income amounted to $148.4 million for the first quarter of 2009, down 3 percent from $152.3 million for the first quarter of 2008.  The Company’s prime lending rate averaged 3.25 percent for the quarter ended March 31, 2009, compared with 4.06 percent for the year-earlier quarter.

•       Noninterest income was $47.3 million for the first quarter of 2009, a decrease of 41 percent from $79.8 million for the year-earlier quarter.  The decrease was due primarily to lower wealth management fees resulting from declines in the equity market, and lower revenues from managing mutual funds, as well as a $15.0 million charge for securities losses related to bank income notes, equity securities and mutual funds. The Company’s remaining exposure to these three categories now totals $13.5 million, about 0.5 percent of its $3.0 billion securities portfolio at March 31, 2009.  Excluding securities losses, noninterest income totaled $62.3 million, a decrease of 22 percent from the first quarter of 2008.  Management believes that it is useful for investors to understand the impact of the securities losses on the Company’s results of operations.

•       In light of current business and economic conditions, the Company continued to take steps to limit and lower expenses.  Noninterest expense decreased 6 percent from the first quarter of 2008 and 17 percent from the fourth quarter of 2008, notwithstanding the fact that first quarter FDIC premiums increased $2.7 million, or 775 percent, from the same period last year.  Excluding these higher premiums, first quarter 2009, noninterest expense was down 8 percent from the first quarter of 2008 and 19 percent from the fourth quarter of 2008.  Management believes that it is useful for investors to understand the impact of these higher FDIC premiums on the Company’s results of operations.

•       The Company’s net interest margin averaged 4.00 percent in the first quarter of 2009, compared to 4.09 percent in the fourth quarter of 2008.  This decline was due to the substantial reduction of short-term interest rates.

•       The Company’s effective tax rate for the first quarter of 2009 was 17.7 percent compared with 32.3 percent rate for the first quarter of 2008.  The decrease in effective tax rate is due to lower pre-tax income in the current year.

•       Total assets increased to $16.93 billion at March 31, 2009, up 3 percent from $16.46 billion at December 31, 2008 and up 6 percent from $15.93 billion at March 31, 2008, due to growth in loans and the securities portfolio.

•       Total average assets increased to $16.41 billion for the first quarter of 2009 from $16.19 billion for the fourth quarter of 2008 and $15.72 billion for the first quarter of 2008.

•       Average loan and lease balances were $12.39 billion for the first quarter of 2009, a slight increase from $12.37 billion for the fourth quarter of 2008, and an increase of 6 percent from $11.69 billion for the year-earlier quarter. In the first quarter of 2009, the Company renewed approximately $754 million of loans, made approximately $649 million in new loan commitments and funded $376 million of new loans to new and existing clients, including consumers, homeowners, entrepreneurs, and small and mid-size businesses.

•       The allowance for loan and lease losses increased to $241.6 million at March 31, 2009, from $224.0 million at December 31, 2008 and $168.3 million at March 31, 2008.  The Company’s allowance equals 1.96 percent of total loans and leases at March 31, 2009, compared with 1.80 percent at December 31, 2008 and 1.43 percent at March 31, 2008.

•       Nonaccrual loans totaled $313.6 million at March 31, 2009, up from $211.1 million as of December 31, 2008, and $113.6 million at March 31, 2008.  Net loan charge-offs were $33.6 million, or 1.10 percent of average total loans and leases on an annualized basis, for the first quarter of 2009, up from $24.7 million, or 0.79 percent, in the fourth quarter of last year and $12.1 million, or 0.42 percent, in the year-earlier quarter.  The increase in nonaccruals and net charge-offs occurred primarily in the Company’s real estate construction and commercial loan portfolios.

•       Average securities for the first quarter of 2009 totaled $2.42 billion, an increase of 6 percent from $2.26 billion for the fourth quarter of 2008 and a decrease of 4 percent from $2.52 billion for the first quarter of 2008.  The average duration of the total available-for-sale securities portfolio at March 31, 2009 was 2.5 years, compared to 2.7 years at December 31, 2008 and 3.5 years at March 31, 2008.

•       Average deposit balances grew to a record $12.84 billion for the first quarter of 2009, up 11 percent from $11.52 billion for the first quarter of 2008 and 2 percent from $12.64 billion for the fourth quarter of 2008  Total deposits also reached a new record of $13.69 billion at March 31, 2009, up 16 percent from $11.79 billion at March 31, 2008.  Average core deposits totaled $11.38 billion for the first quarter of 2009, a 2 percent increase from $11.14 billion for the fourth quarter of 2008, and a 12 percent increase from $10.19 billion for the first quarter of 2008.

•       The Company remains well capitalized.  Its ratio of tangible common shareholders’ equity to tangible assets at March 31, 2009 was 7.10 percent, compared to 7.55 percent at March 31, 2008, and 7.21 percent at December 31, 2008.  The Company views tangible common shareholders’ equity to tangible assets, as a meaningful measure of capital quality.  At March 31, 2009, its ratio of total equity to total assets was 12.29 percent compared to 10.70 percent at March 31, 2008, and 12.56 percent at December 31, 2008.

OUTLOOK

In spite of today’s challenging business climate, management continues to expect the Company to remain profitable in 2009, and at levels above the first quarter.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.

The following table presents the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2009 and 2008:

Net Interest Income Summary

	For the three months ended			For the three months ended
	March 31, 2009			March 31, 2008
(in thousands)	Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,755,884	$49,458	4.22%	$4,455,646	$69,544	6.28%
Commercial real estate mortgages	2,200,196	31,138	5.74	1,975,531	33,583	6.84
Residential mortgages	3,406,397	47,560	5.58	3,178,837	44,556	5.61
Real estate construction	1,231,679	9,722	3.20	1,464,301	23,563	6.47
Equity lines of credit	629,850	5,271	3.39	438,296	6,162	5.65
Installment	171,391	2,162	5.12	176,767	2,853	6.49
Total loans and leases (3)	12,395,397	145,311	4.75	11,689,378	180,261	6.20
Due from banks - interest-bearing	134,272	155	0.47	78,158	523	2.69
Federal funds sold and securities purchased under resale agreements	11,046	6	0.24	7,678	63	3.33
Securities available-for-sale	2,302,076	26,785	4.65	2,445,992	29,399	4.81
Trading securities	115,072	55	0.19	78,292	606	3.11
Other interest-earning assets	75,001	643	3.48	71,830	1,026	5.75
Total interest-earning assets	15,032,864	172,955	4.67	14,371,328	211,878	5.93
Allowance for loan and lease losses	(235,723)			(164,720)
Cash and due from banks	334,897			379,055
Other non-earning assets	1,279,202			1,137,811
Total assets	$16,411,240			$15,723,474

Liabilities and Equity (2)
Interest-bearing deposits
Interest checking accounts	$1,098,078	$866	0.32	$822,890	$1,413	0.69
Money market accounts	3,896,738	9,712	1.01	3,610,847	22,184	2.47
Savings deposits	165,572	266	0.65	134,578	122	0.36
Time deposits - under $100,000	234,419	1,283	2.22	220,219	1,937	3.54
Time deposits - $100,000 and over	1,463,357	7,434	2.06	1,328,506	13,175	3.99
Total interest-bearing deposits	6,858,164	19,561	1.16	6,117,040	38,831	2.55

Federal funds purchased and securities sold under repurchase agreements	723,058	2,180	1.22	1,141,177	9,630	3.39
Other borrowings	526,082	2,853	2.20	1,119,027	11,126	4.00
Total interest-bearing liabilities	8,107,304	24,594	1.23	8,377,244	59,587	2.86
Noninterest-bearing deposits	5,982,944			5,404,021
Other liabilities	236,010			230,061
Total equity	2,084,982			1,712,148
Total liabilities and equity	$16,411,240			$15,723,474

Net interest spread			3.44%			3.07%
Fully taxable-equivalent net interest and dividend income		$148,361			$152,291
Net interest margin			4.00%			4.26%
Less: Dividend income included in other income		643			1,026
Fully taxable-equivalent net interest income		$147,718			$151,265

(1)	Net interest income is presented on a fully taxable-equivalent basis.
(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(3)	Includes average nonaccrual loans of $282,935 and $99,694 for 2009 and 2008, respectively.
(4)	Loan income includes loan fees of $4,551 and $4,155 for 2009 and 2008, respectively.

Net interest income was $144.9 million for the first quarter of 2009, compared to $148.2 million for the same quarter last year and $148.8 million for the fourth quarter of 2008.  Fully taxable-equivalent net interest and dividend income totaled $148.4 million for the first quarter of 2009, compared to $152.3 million for the same quarter last year and $152.6 million for the fourth quarter of 2008.

	For the three months ended			For the three
	March 31,		%	months ended	%
(in millions)	2009	2008	Change	December 31, 2008	Change
Average Loans and Leases	$12,395.4	$11,689.4	6	$12,371.4	—
Average Total Securities	2,417.1	2,524.3	(4)	2,258.7	7
Average Earning Assets	15,032.9	14,371.3	5	14,843.9	1
Average Deposits	12,841.1	11,521.1	11	12,639.3	2
Average Core Deposits	11,377.8	10,192.6	12	11,137.0	2
Fully Taxable-Equivalent
Net Interest Income	148.4	152.3	(3)	152.6	(3)
Net Interest Margin	4.00%	4.26%	(6)	4.09%	(2)

The Company’s yield on earning assets for the first quarter of 2009 was 4.67 percent, down from 5.93 percent for the first quarter of 2008 and 5.13 percent for the fourth quarter of 2008.  The bank’s average prime rate declined 297 basis points to 3.25 percent in the first quarter of 2009 from 6.22 percent for the year-earlier quarter, and declined 81 basis points from 4.06 percent for the fourth quarter of 2008.  The net interest margin for the first quarter of 2009 was 4.00 percent, compared with 4.26 percent and 4.09 percent for the quarters ended March 31, 2008 and December 31, 2008, respectively.  Lower funding costs and growth in noninterest-bearing deposits reduced the impact of the 126 basis point decrease in the yield on earning assets compared with the year-earlier quarter.

Average loan and lease balances grew to $12.39 billion for the first quarter of 2009, an increase of 6 percent over $11.69 billion for the year-earlier quarter and a slight increase from the fourth quarter of 2008.  The following table provides information on average loan balances by type:

	For the three months ended March 31,		%	For the Three Months Ended	%
Average Loans (in millions)	2009	2008	Change	December 31, 2008	Change

Commercial	$4,755.9	$4,455.7	7%	$4,790.5	1%
Commercial Real Estate	2,200.2	1,975.5	11	2,148.8	2
Residential Mortgages	3,406.4	3,178.8	7	3,386.0	1
Real Estate Construction	1,231.7	1,464.3	(16)	1,288.6	(4)
Equity Lines of Credit	629.8	438.3	44	590.9	7
Other Loans	171.4	176.8	3	166.6	3
Total Loans	$12,395.4	$11,689.4	6	$12,371.4	—

Average commercial loans grew 1 percent over the year-earlier quarter and 7 percent from the fourth quarter of 2008.  Average commercial real estate loans grew 11 percent from the first quarter of 2008 and 2 percent fom the fourth quarter of 2008.  Average single family residential mortgage loans to the Company’s private banking clients increased 7 percent from the first quarter of last year and 1 percent from the fourth quarter of 2008.  The residential mortgage loan portfolio has an average loan-to-value ratio of 50 percent at origination and continues to perform well. Average construction loans decreased 16 percent from the same period a year ago and 4 percent from the fourth quarter of 2008.  The construction loan portolio which includes loans to developers of residential and non-residential properties, continued to show signs of weakness due to the economic slowdown.  The construction portfolio is diverse in terms of geography and product type. It consists primarily of recourse loans to well-established real estate developers and are generally located in established urban markets. Most of these developers are clients with whom the Bank has significant long-term relationships.  See “Balance Sheet Analysis—Loan and Lease Portfolio” for further discussion of the loan portfolio.

Average deposits totaled $12.84 billion for the first quarter of 2009, an 11 percent increase from $11.52 billion for the first quarter of 2008 and a 2 percent increase from average deposits of $12.64 billion for the fourth quarter of 2008.  Average core deposits totaled $11.38 billion for the first quarter of 2009, a 12 percent increase from $10.19 billion for the first quarter of 2008 and a 2 percent increase from $11.14 billion for the fourth quarter of 2008.

As part of its long-standing asset and liability management strategies, the Company uses interest-rate swaps to mitigate interest-rate risk associated with changes to: 1) the fair value of certain fixed-rate deposits and borrowings (fair value hedges) and 2) certain cash flows related to future interest payments on variable-rate loans (cash flow hedges).  The notional amount of interest-rate swaps designated as hedging instruments at March 31, 2009 was $712.5 million, of which $387.5 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges.  At March 31, 2008, the Company had $745.0 million notional amount of interest-rate swaps, of which $395.0 million were designated as fair value hedges and $350.0 million were designated as cash flow hedges.  At of December 31, 2008, the Company had $715.9 million notional amount of interest-rate swaps, of which $390.9 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges.

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense.  The impact of interest-rate swaps on interest income and interest expense for the three months ended March 31, 2009 and 2008 is presented in the table below:

The Effect of Derivative Instruments on the Consolidated Statements of Income

(in millions)

Derivatives in Statement 133	Location in Consolidated Statement of	Amount of Income (Expense) Recognized on Derivatives Three Months Ended March 31,
Fair Value Hedging Relationship	Income	2009	2008
Interest-rate swaps-fair value	Interest expense	$(3.1)	$(0.8)
Interest-rate swaps-cash flow	Interest income	2.9	1.0
Total income (expense)		$6.0	$1.8

Recent decreases in interest rates are expected to reduce interest income on variable rate loans.  This reduction will be partially offset by the income from existing swaps qualifying as cash flow hedges.  The net interest accrual on these swaps over the next 12 months is projected to be $5.2 million based on current market conditions.  Both the income for the quarter and the projected income for the next 12 months should be viewed in context with the benefit the Company has received from increases in interest rates in the past and the decline in income the Company will experience from decreases in interest rates.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities.  The following table shows changes in net interest income on a fully taxable-equivalent basis between the first quarters of 2009 and 2008, as well as the first quarters of 2008 and 2007, broken down between volume and rate:

	Changes In Net Interest Income
	For the three months ended March 31,			For the three months ended March 31,
	2009 vs 2008			2008 vs 2007
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans and leases	$9,983	$(44,933)	$(34,950)	$19,368	$(20,923)	$(1,555)
Securities available-for-sale	(1,670)	(944)	(2,614)	(5,632)	771	(4,861)
Due from banks - interest-bearing	227	(595)	(368)	43	(2)	41
Trading securities	192	(743)	(551)	281	(490)	(209)
Federal funds sold and securities purchased under resale agreements	20	(77)	(57)	(65)	(55)	(120)
Other interest-earning assets	42	(425)	(383)	346	(25)	321
Total interest-earning assets	8,794	(47,717)	(38,923)	14,341	(20,724)	(6,383)

Interest paid on:
Interest checking deposits	367	(914)	(547)	99	434	533
Money market deposits	1,598	(14,070)	(12,472)	1,402	(4,350)	(2,948)
Savings deposits	33	111	144	(21)	(37)	(58)
Time deposits	1,342	(7,737)	(6,395)	(5,672)	(3,349)	(9,021)
Other borrowings	(6,969)	(8,754)	(15,723)	11,502	(7,393)	4,109
Total interest-bearing liabilities	(3,629)	(31,364)	(34,993)	7,310	(14,695)	(7,385)
	$12,423	$(16,353)	$(3,930)	$7,031	$(6,029)	$1,002

The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses.  The provision is the expense recognized in the income statement to adjust the allowance and the reserve for off-balance sheet credit commitments to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures.  See “Critical Accounting Policies” on page 39 of the Company’s Form 10-K for the year ended December 31, 2008.

The Company recorded expense of $50.0 million and $17.0 million, through the provision for credit losses in the quarters ended March 31, 2009 and 2008, respectively.  The provision for credit losses reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors, including weakness in commercial and residential real estate. Additional factors that affected the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the loan portfolio size.  See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Nonaccrual loans totaled $313.6 million at March 31, 2009, up from $211.1 million as of December 31, 2008, and $113.6 million at March 31, 2008.  The majority of new nonaccrual loans are in the real estate construction portfolio. Total nonperforming assets, consisting of nonaccrual loans and OREO, were $326.3 million, or 2.65 percent of total loans and leases and OREO, at March 31, 2009. This compares with $222.5 million, or 1.79 percent, at the end of 2008 and $117.4 million, or 1.00 percent, at March 31, 2008.

Net loan charge-offs were $33.6 million, or 1.10 percent of average total loans and leases on an annualized basis, for the first quarter of 2009, up from $24.7 million, or 0.79 percent, in the fourth quarter of last year and $12.1 million, or 0.42 percent, in the year-earlier quarter.  The increase in nonaccruals and net charge-offs occurred primarily in the Company’s commercial and real estate construction loan portfolios.

The Company does not originate or purchase subprime or option adjustable-rate mortgages, and none of its loans has been originated through brokers or third parties.

Credit quality will be influenced by underlying trends in the economic cycle, particularly in California and Nevada, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Noninterest Income

Noninterest income was $47.3 million for the first quarter of 2009, a decrease of 41 percent from $79.8 million for the year-earlier quarter.  The decrease was due primarily to lower wealth management fees resulting from declines in the equity market, and lower revenues from managing mutual funds, a $12.0 million charge for other-than-temporary impairment of available-for-sale debt and equity securities and a $2.9 million net loss on sales of securities. During the first quarter of 2009, the Company liquidated the majority of its investments in individual equity securities and one mutual fund. The remaining holdings of equity securities, totaling $4.0 million, were transferred from available-for-sale to trading securities at March 31, 2009.  Losses of $7.9 million on the sale of equity securities were partially offset by a $4.9 million gain on sales of debt securities. Excluding securities losses, noninterest income totaled $62.3 million, a decrease of 22 percent from the first quarter of 2008.  Management believes that it is useful for investors to understand the impact of the securities losses on the Company’s results of operations.  Noninterest income accounted for 25 percent of the Company’s revenue in the current quarter, down from 35 percent for the year-earlier quarter.

Wealth Management

The Bank provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank’s Wealth Management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services.  A portion of these fees is based on the market value of client assets managed, advised, administered or held in custody.  The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. As a result of equity market declines, trust and investment fees for the first quarter of 2009 decreased 29 percent from the first quarter of 2008 and 8 percent from the prior quarter.  Brokerage and mutual fund fees decreased 44 percent from the first quarter of 2008 and 45 percent from the prior quarter, due to historically low interest rates on government and other quality short-term bonds, which severely impacted net revenue from managing these funds.  Additionally, brokerage fees declined from the year-ago period, reflecting reduced trading activity in this economic environment.

Assets under management (“AUM”) include assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from its clients. Assets under administration (“AUA”) are assets the Company holds in a fiduciary capacity or for which it provides non-advisory services.  The table below provides a summary of AUM and AUA for the dates indicated:

	At March 31,		%	At December 31,	%
(in millions)	2009	2008	Change	2008	Change

Assets Under Management	$28,414	$35,885	(21)	$30,782	(8)

Assets Under Administration
Brokerage	5,879	6,537	(10)	5,600	5
Custody and other fiduciary	11,429	13,433	(15)	11,138	3
Subtotal	17,308	19,970	(13)	16,738	3
Total assets under management or administration (1)	$45,722	$55,855	(18)	$47,520	(4)

(1) Excludes $4.5 billion, $10.1 billion, and $4.7 billion of assets under management for an asset manager in which the Company held a noncontrolling interest as of March 31, 2009, March 31, 2008, and December 31, 2008, respectively.

Assets under management fell 21 percent from the year-earlier quarter and 8 percent from the fourth quarter of 2008.  Assets under management or administration fell 18 percent from the year-earlier quarter and 4 percent from the fourth quarter of 2008. The change in assets under management was caused primarily by significantly lower equity market values.  In addition, money-market fund balances declined as a number of clients moved investment funds to FDIC-insured bank deposits and other fixed-income securities.

A distribution of AUM by type of investment is provided in the following table:

Investment (2)	% of AUM March 31, 2009	% of AUM December 31, 2008	% of AUM March 31, 2008
Equities	23%	27%	44%
U.S. Fixed Income	27%	22%	17%
Cash and Cash Equivalents	33%	33%	24%
Other (1)	17%	18%	15%
	100%	100%	100%

(1)	Includes international equities, private equity and other alternative investments.
(2)	Excludes assets under management for an asset manager in which the Company held a noncontrolling interest as of March 31, 2009, December 31, 2008 and March 31, 2008.

Historically, the investment mix of assets generally does not change significantly on a quarter to quarter basis. The mix of assets for the current quarter and 2008 has changed compared to prior periods primarily due to significant decreases in the market value of equities and decreases in money market fund balances as discussed above.

Other Noninterest Income

Cash management and deposit transaction fees for the first quarter of 2009 grew 19 percent from the same period last year and 5 percent from the fourth quarter of 2008. The growth in deposit-related fee income from the prior and year-earlier quarters is due to the sale of additional cash management services and the impact of declining interest rates on the crediting rate for compensating deposit balances.

International services income for the first quarter of 2009 was $6.5 million, down 15 percent from the same period last year and 22 percent from the fourth quarter of 2008.  International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit and foreign collection fees.  The decrease in fees reflects the reduced demand for foreign exchange services and letteres of credit resulting from the slowdown in the global economy and relative strength of the U.S. dollar against other currencies.

Other service charges and fees for the first quarter of 2009 were $6.0 million, up 7 percent, from the year-earlier quarter, and down $0.7 million or 11 percent from the fourth quarter of 2008.

Impairment losses on securities available-for sale were $12.0 million for the first quarter of 2009, compared with $17.3 million for the fourth quarter of 2008, due to continuing disruptions in the financial markets.  There were no impairment losses recognized for the year-earlier quarter.

Losses on sales of securities available-for-sale totaled $2.9 million for the first quarter of 2009, compared with $1.5 million for the fourth quarter of 2008. During the first quarter of 2009, the Company liquidated the majority of its investments in individual equity securities and one mutual fund.  Losses of $7.9 million on the sale of equity securities were partially offset by a $4.9 million gain on sales of debt securities. Gains on sales of securities available-for-sale totaled $1.0 million for the same period last year.

Noninterest Expense

Noninterest expense was $133.0 million for the first quarter of 2009, down 6 percent from the year-earlier quarter and 17 percent from the fourth quarter of 2008.  The decrease from last year was due to lower personnel costs and professional fees in the first quarter of this year, partially offset by an increase in other expenses, including $2.7 million of higher FDIC premiums, which all banks are bearing proportionately in 2009.

Salaries and employee benefits expense decreased to $78.3 million for the current quarter, or 13 percent, from $90.2 million for the year-earlier quarter and 13 percent from the fourth quarter of 2008.  The decrease is primarily due to a reduction in bonuses and personnel costs, as well as a decline in full-time equivalent staff.  Full-time equivalent staff decreased to 2,933 at March 31, 2009, from 2,989 at December 31, 2008 and 2,959 at March 31, 2008.

The remaining noninterest expense categories increased $3.8 million, or 8 percent, for the first quarter of 2009 compared with the first quarter of 2008. The increase is due primarily to higher FDIC premiums.  The remaining noninterest expense categories decreased 22 percent in the current quarter compared to the fourth quarter of 2008, primarily due to a $9.4 million impairment of a contract intangible asset associated with an investment management affiliate recognized in the fourth quarter of 2008.  The decline in the remaining noninterest expense from the fourth quarter of 2008 is also a result of the Company’s efforts to reduce expenses.

Share-Based Compensation Expense

The Company applies FASB Statement No. 123 (revised), Share-Based Payment, (“SFAS 123R”) in accounting for stock option plans.  The Company uses a Black-Scholes methodology to determine the stock-based compensation expense for these plans.  On March 31, 2009, the Company had one stock-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  See Note 6, Share-Based Compensation, of the Notes to the Unaudited Financial Statements included in this Form 10-Q for a description of the stock option plan and method of estimating the fair value of option awards.

Salaries and employee benefits expense for the first quarters of 2009 and 2008 included $3.5 million related to share-based compensation plans.  The Company received $0.1 million and $5.8 million in cash from the exercise of stock options during the quarters ended March 31, 2009 and 2008, respectively.  The tax expense recognized for stock-based compensation arrangements in equity was $1.2 million for the three months ended March 31, 2009, compared to a tax benefit of $1.8 million for the three months ended March 31, 2008.

The number of options vested during the three-month period ended March 31, 2009 was 343,377.  As of March 31, 2009, there was $16.6 million of unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.9 years.  At March 31, 2009, there was $22.0 million of unrecognized compensation cost related to restricted shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.6 years.

Segment Results

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other.  For a more complete description of the segments, including summary financial information, see Note 13 to the Unaudited Consolidated Financial Statements.

Commercial and Private Banking

Net income for the Commercial and Private Banking segment decreased to $23.5 million, or by 43 percent, for the first quarter of 2009 from $41.0 million for the first quarter of 2008.  The decrease in net income for the current quarter is primarily due to the higher provision for credit losses in 2009.  Refer to page 39 of this report for further discussion of the Provision for Credit Losses. Net interest income decreased to $147.4 million for the first quarter of 2009 from $152.1 million for the year-earlier quarter.  Decreases in the prime rate and net interest margin offset the favorable impact of loan growth compared with the prior year quarter.  Average loans increased by 6 percent to $12.33 billion for the first quarter of 2009 from $11.63 billion for the first quarter of 2008.  Average deposits increased by 8 percent to $11.51 billion for the first quarter of 2009 from $10.66 billion for the year-earlier quarter.  Noninterest income decreased 2 percent to $42.1 million in the first quarter of 2009 from $42.9 million the first quarter of 2008.  Growth in cash management and deposit transaction fees associated with the growth in deposits and increased demand for cash management services was offset by lower trust and brokerage fees and international services income.  Noninterest expense, including depreciation and amortization, was $109.4 million, or 5 percent, lower for the three months ended March 31, 2009  compared with $115.3 million for the same period in 2008. The decrease in noninterest expense compared with the year-earlier quarter is primarily due to lower personnel costs and professional fees.  These decreases were partially offset by a $2.3 million increase in FDIC expense compared with the first quarter of 2008.

Wealth Management

The Wealth Management segment had net income of $2.4 million for the first quarter of 2009 compared with net income of $10.2 million for the year-earlier quarter.  The decrease in net income is largely due to declines in the equity markets and decreases in money market fund balances which contributed to decreases in assets under management and reduced trading activity. Refer to page 40 of this report for a discussion of the factors impacting fee income for the Wealth Management segment.  Noninterest expense, including depreciation and amortization, decreased by 5 percent to $34.5 million during the first quarter of 2009 compared with $36.2 million for the year-earlier quarter. The decrease in noninterest expense is largely due to lower compensation costs and headcount reductions.  This was partially offset by expenses associated with the hiring of two teams by Convergent Wealth Advisors.

Other

The net loss in the Other segment increased to $18.5 million for the first quarter of 2009 compared with $7.2 million for the first quarter of 2008.  The increase in the net loss for the current quarter is largely due to $10.8 million, after tax, of securities losses.  Results for the segment were also impacted by lower net funding costs in the Asset Liability Funding Center, reflected as a reduction in net interest expense.

Income Taxes

The effective tax rate for the first quarter of 2009 was 17.7 percent, compared to 32.3 percent for the first quarter of 2008.  The effective tax rate for the current and year-earlier quarter reflect the adoption of SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 does not change the accounting for income taxes but it does change the presentation of income taxes in the consolidated financial statements. Under SFAS 160, noncontrolling interests’ share of subsidiary earnings is no longer recognized as an expense in the computation of consolidated net income. A decline in the effective tax rate occurs because consolidated net income includes earnings allocable to the noncontrolling interest for which no tax expense is provided.  SFAS 160 requires that prior periods presented be restated retrospectively.  Effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships and tax-exempt income on municipal bonds and bank-owned life insurance. The lower effective tax rate for first quarter of 2009 is attributable to lower pretax income relative to the year-earlier quarter. Permanent tax differences do not vary directly with the level of income and therefore have a larger relative impact on the effective tax rate when earnings are lower.

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense. The Company recognized approximately $0.5 million and $0.4 million of interest and penalties expense for the three-month periods ended March 31, 2009 and March 31, 2008, respectively. The Company had approximately $6.7 million, $6.3 million and $9.3 million of accrued interest and penalties as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions.  The Internal Revenue Service (“IRS”) completed its audits of the Company for the tax years 2002-2007 resulting in no material financial statement impact. The Company is currently being audited by the IRS for 2008 and by the Franchise Tax Board for the years 1998-2004. The potential financial statement impact, if any, resulting from completion of these audits cannot be determined at this time.

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of March 31, 2009, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

BALANCE SHEET ANALYSIS

Total assets increased to $16.93 billion at March 31, 2009, from $16.46 billion at December 31, 2008, and $15.93 billion at March 31, 2008.  Average assets for the first quarter of 2009 were $16.41 billion compared with $15.72 billion for the first quarter of 2008.

Total average interest-earning assets for the first quarter of 2009 increased to $15.03 billion from $14.84 billion for the fourth quarter of 2008 and $14.37 billion for the first quarter of 2008.

Securities

Comparative period-end securities portfolio balances are presented below:

Securities Available-for-Sale

	March 31, 2009		December 31, 2008		March 31, 2008
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$36,107	$36,307	$45,709	$46,197	$39,962	$40,078
Federal agency - Debt	377,860	378,176	29,939	30,180	50,997	51,567
Federal agency - MBS	586,765	600,283	644,594	653,914	717,220	715,737
CMOs - Federal agency	1,101,714	1,120,749	563,310	569,369	635,269	641,932
CMOs - Non-agency	377,137	298,054	393,150	305,716	406,522	381,530
State and municipal	394,103	400,921	404,787	413,030	385,209	393,522
Other	78,794	64,361	98,419	74,343	82,780	77,830
Total debt securities	2,952,480	2,898,851	2,179,908	2,092,749	2,317,959	2,302,196
Equity securities and mutual funds	17,074	17,032	59,276	52,121	87,989	87,263
Total securities	$2,969,554	$2,915,883	$2,239,184	$2,144,870	$2,405,948	$2,389,459

The fair value of securities available-for-sale totaled $2.92 billion, $2.14 billion and $2.39 billion at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  Over the past quarter, deposit growth out paced loan growth, and a portion of these funds were used to purchase Federal agency securities.  During the first quarter of 2009, the Corporation liquidated the majority of its investments in individual equity securities and one mutual fund. The remaining holdings of equity securities, totaling $4.0 million, were transferred from available-for-sale to trading securities at March 31, 2009.

At March 31, 2009, the available-for-sale securities portfolio had a net unrealized loss of $53.7 million, comprised of unrealized losses of $96.8 million net of $43.1 million of unrealized gains, compared with a net unrealized loss of $94.3 million at December 31, 2008 and $16.5 million at March 31, 2008.  Refer to Impairment Assessment on the following page for a discussion of management’s assessment of the investment portfolio for other-than-temporary impairment.

The average duration of total available-for-sale securities at March 31, 2009 is 2.5 years.  This duration compares with 2.7 years at December 31, 2008 and 3.5 years at March 31, 2008.  Duration provides a measure of fair value sensitivity to changes in interest rates.  The average duration is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors.  See “Asset/Liability Management” for a discussion of the Company’s interest rate position.

Dividend income included in interest income on securities in the consolidated statements of income for the first quarters of 2009 and 2008 was $0.4 million and $1.8 million, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio as of March 31, 2009, except for mortgage-backed securities which are allocated according to final maturities.  Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

	One year	Over 1 year	Over 5 years
(in thousands)	or less	thru 5 years	thru 10 years	Over 10 years	Total

U.S. Treasury	$36,307	$—	$—	$—	$36,307
Federal agency - Debt	327,910	50,266	—	—	378,176
Federal agency - MBS	4,157	420,855	88,746	86,525	600,283
CMOs - Federal agency	31,925	791,280	297,544	—	1,120,749
CMOs - Non-agency	26,635	177,405	94,014	—	298,054
State and municipal	31,789	143,021	168,143	57,968	400,921
Other	—	1,996	52,874	9,491	64,361
Total debt securities	$458,723	$1,584,823	$701,321	$153,984	$2,898,851

Amortized cost	$476,542	$1,587,439	$734,077	$154,422	$2,952,480

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

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that the investments discussed below were other-than-temporarily impaired at March 31, 2009. The Company recorded an impairment loss on available-for-sale securities of $12.0 million for the three-months ended March 31, 2009.  No impairment was recorded in the three-months ended March 31, 2008.

(in thousands) Impairment Losses on	For the three-months ended March 31,
Other-Than-Temporarily Impaired Securities	2009	2008
Collateralized debt obligation income notes	$9,282	$—
Perpetual preferred stock	1,124	—
Mutual funds	1,630	—
Total	$12,036	$—

Collateralized Debt Obligation Income Notes

The adjusted cost basis of collateralized debt obligation income notes (“Income Notes”) is $2.4 million at March 31, 2009. Income Notes are equity interests in a multi-class, cash flow collateralized bond obligation backed by a collection of Trust Preferred securities issued by financial institutions.  The equity interests represent ownership of all residual cash flow from the asset pools after all fees have been paid and debt issues have been serviced.  Income Notes are collateralized by debt securities with stated maturities and are therefore reported as debt securities in the consolidated balance sheets.  Income Notes are classified as Level 3 in the fair value hierarchy.  Refer to Note 2, Fair Value Measurements, for further discussion of fair value.

Income Notes are evaluated for impairment under EITF 99-20, Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, and related interpretations (“EITF 99-20”). EITF 99-20 provides incremental impairment guidance for certain debt securities within the scope of FAS 115 which are beneficial interests in securitized financial assets not considered to be high credit quality.  Under 99-20, other-than-temporary impairment exists when it is probable there has been an adverse change in estimated cash flows for a debt security since the date of acquitision.  The market for Income Notes continues to be inactive with no visible trade activity in the past 12 months.  The fair value of these securities was determined using an internal cash flow model that incorporates management’s assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance.  The Company considered a number of factors in determining the discount rate used in the cash flow valuation model including the implied rate of return at the last date the market for Income Notes and similar securities was active, rates of return that market participants would consider in valuing the securities and indicative quotes from dealers.  The Company determined that 25 percent was the appropriate rate to apply in discounting the projected cash flows of its Income Notes. At March 31, 2009, the estimated fair value of the Income Notes was $2.4 million compared to their cost basis of $11.7 million, representing an adverse change in cash flows.  The Company recognized a $9.3 million impairment loss in earnings and wrote down the cost basis of its investment in Income Notes to fair value at March 31, 2009.

Perpetual Preferred Stock

The adjusted cost basis of the Company’s investment in perpetual preferred stock issued by Freddie Mac and Fannie Mae is $0.6 million at March 31, 2009. The Company recorded a $1.1 million impairment loss to adjust the cost basis of its investment to fair value at March 31, 2009. The Company previously recorded other-than-temporary impairment of $21.9 million on these securities in September 2008 following the action taken by the Federal Housing Finance Agency placing these Government-Sponsored Agencies into conservatorship and eliminating the dividends on their preferred shares.

Mutual Funds

The adjusted cost basis of available-for-sale mutual funds was $16.4 million at March 31, 2009. The Company determined its investment in one high yield bond fund to be other-than-temporarily impaired based on the magnitude and duration of the decline in its fair value below cost and the likelihood of recovery.  The Company recognized a $1.6 million impairment loss in earnings and wrote down the cost basis of its investment in this fund to fair value at March 31, 2009.

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of March 31, 2009:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
Federal agency - Debt	$159,129	$463	$—	$—	$159,129	$463
Federal agency - MBS	—	—	—	—	—	—
CMOs - Federal agency	80,225	610	6,596	38	86,821	648
CMOs - Non-agency	36,436	6,771	261,617	72,312	298,053	79,083
State and municipal	60,740	1,287	6,702	713	67,442	2,000
Other debt securities	28,432	4,276	31,485	10,249	59,917	14,525
Total debt securities	364,962	13,407	306,400	83,312	671,362	96,719
Equity securities and mutual funds	9,942	42	—	—	9,942	42
Total securities	$374,904	$13,449	$306,400	$83,312	$681,304	$96,761

At March 31, 2009, total securities available-for-sale had a fair value of $2.92 billion, which included the temporarily impaired securities above of $681.3 million.  At March 31, 2009, the Company had 148 debt securities and 1 mutual fund in an unrealized loss position. The debt securities in an unrealized loss position include 6 Federal agency securities, 9 Federal agency CMOs, 33 private label CMOs, 89 state and municipal securities and 11 other debt securities.  The largest component of the unrealized loss at March 31, 2009 was $79.1 million related to private label collateralized mortgage obligations. The Company monitors the performance of the mortgages underlying these bonds. Although there has been some deterioration in collateral performance, the Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs held largely to the current absence of liquidity in the credit markets and not to deterioration in credit quality. These securities remain highly rated by the rating agencies. The Company expects to receive all contractual principal and interest payments due on its debt securities and has the ability and intent to hold these investments until their fair value recovers or until maturity. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high-end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of an other-than-temporary impairment charge.

Other debt securities includes the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by Trust Preferred Securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions.  Liquidity pressures in 2008 caused a general decline in the value of corporate debt.  Of the CDOs held at March 31, 2009, approximately 91 percent are the most senior tranches of each issue. CDO Income Notes that receive the residual cash flows from the asset pools comprise the remaining 9 percent of holdings. Refer to Collateralized Debt Obligation Income Notes above. The market for CDOs was inactive in 2008 and 2009. The fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance.  The Company attributes the $14.5 million unrealized loss on CDO Senior Notes at March 31, 2009 to the illiquid credit markets.  The senior notes have collateral that exceeds the outstanding debt by over 35 percent.  Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDO Senior Notes and has the ability and intent to hold these investments until their fair value recovers or until maturity.

The Company does not consider the debt and equity securities in the above table to be other than temporarily impaired at March 31, 2009.

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of December 31, 2008:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
Federal agency - MBS	$63,634	$719	$12,925	$167	$76,559	$886
CMOs - Federal agency	29,133	111	41,041	796	70,174	907
CMOs - Non-agency	172,899	50,631	132,818	36,803	305,717	87,434
State and municipal	39,974	1,275	4,769	211	44,743	1,486
Other debt securities	43,844	17,661	25,910	6,554	69,754	24,215
Total debt securities	349,484	70,397	217,463	44,531	566,947	114,928
Equity securities and mutual funds	36,129	8,309	—	—	36,129	8,309
Total securities	$385,613	$78,706	$217,463	$44,531	$603,076	$123,237

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

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Commercial	$4,328,719	$4,433,755	$4,163,512
Commercial real estate mortgages	2,173,983	2,184,688	2,011,221
Residential mortgages	3,413,538	3,414,868	3,215,871
Real estate construction	1,189,594	1,252,034	1,462,641
Equity lines of credit	651,127	635,325	449,177
Installment	168,245	173,779	173,507
Lease financing	379,908	349,810	278,936
Total loans and leases, gross	12,305,114	12,444,259	11,754,865
Less allowance for loan and lease losses	(241,586)	(224,046)	(168,278)
Total loans and leases, net	$12,063,528	$12,220,213	$11,586,587

Total loans and leases were $12.31 billion, $12.44 billion and $11.75 billion at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  Total loans and leases at March 31, 2009 decreased 1 percent from year-end 2008 and increased 5 percent from March 31, 2008. Commercial loans, including lease financing, decreased by 2 percent from year-end 2008 and increased by 6 percent from the year-earlier quarter.  Commercial real estate loans and residential mortgages were virtually unchanged from year-end 2008, and increased by 8 percent and 6 percent, respectively, compared with the first quarter of 2008. Real estate construction loans declined by 5 percent and 19 percent for the same periods.  Equity lines of credit to the Company’s private banking clients increased by 3 percent from year end 2008 and by 45 percent from the year-earlier quarter.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets.  The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposures.  The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months.  As of March 31, 2009, total loans for construction, land development and other land represented 72 percent of total risk-based capital; total CRE loans represented 167 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 41 percent over the last 36 months.

Asset Quality

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

At March 31, 2009, the allowance for loan and lease losses was $241.6 million, or 1.96 percent, of outstanding loans and leases, and the reserve for off-balance sheet credit commitments was $21.5 million.  The process used for determining the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following tables summarize the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the three months ended March 31, 2009 and 2008:

Changes in Allowance for Loan and Lease Losses

	For the three months ended
	March 31,
(in thousands)	2009	2008

Loans and leases outstanding	$12,305,114	$11,754,865
Average amount of loans and leases outstanding	$12,395,396	$11,689,378
Balance of allowance for loan and lease losses, beginning of period	$224,046	$168,523
Loans charged-off:
Commercial	(19,171)	(1,988)
Residential first mortgage	(378)	—
Commercial real estate mortgage	—	(552)
Real estate construction	(14,112)	(9,919)
Equity lines of credit	(38)	—
Installment	(762)	(83)
Total loans charged-off	(34,461)	(12,542)
Recoveries of loans previously charged-off:
Commercial	712	414
Residential first mortgage	11	8
Commercial real estate mortgage	—	—
Real estate construction	63	14
Equity lines of credit	—	—
Installment	56	19
Total recoveries	842	455
Net loans (charged-off)/recovered	(33,619)	(12,087)
Provision for credit losses	50,000	17,000
Transfers to (from) reserve for off-balance sheet credit commitments	1,159	(5,158)
Allowance of acquired institution	—	—
Balance, end of period	$241,586	$168,278

Net charge-offs to average loans and leases (annualized)	(1.10)%	(0.42)%
Ratio of allowance for loan and lease losses to total period-end loans and leases	1.96%	1.43%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$22,703	$19,704
Provision for credit losses/transfers	(1,159)	5,158
Balance, end of period	$21,544	$24,862

Nonaccrual, Past Due and Restructured Loans

The table below presents information on nonaccrual loans, other real estate owned (“OREO”) and loans which are contractually past due 90 days or more as to interest or principal payments and still accruing. Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

Nonaccrual Loans and OREO

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Nonaccrual loans:
Commercial	$56,246	$46,238	$16,293
Commercial real estate mortgages	16,923	8,924	1,841
Residential mortgages	13,270	3,171	706
Real estate construction	223,416	149,536	93,296
Equity lines of credit	2,432	1,921	1,422
Installment	1,354	1,352	64
Total	313,641	211,142	113,622
OREO	12,639	11,388	3,812
Total nonperforming assets	$326,280	$222,530	$117,434

Total nonaccrual loans as a percentage of total loans and leases	2.55%	1.70%	0.97%
Total nonperforming assets as a percentage of total loans and leases and OREO	2.65	1.79	1.00
Allowance for loan and lease losses to total loans and leases	1.96	1.80	1.43
Allowance for loan and lease losses to nonaccrual loans	77.03	106.11	148.10

Loans past due 90 days or more on accrual status:
Commercial	$200	$—	$—
Residential mortgages	1,580	663	—
Real estate construction	13,446	—	—
Other	1,035	—	13
Total	$16,261	$663	$13

Total nonperforming assets (nonaccrual loans and OREO) were $326.3 million, or 2.65 percent of total loans and OREO at March 31, 2009, compared to $222.5 million or 1.79 percent of total loans and OREO at December 31, 2008, and $117.4 million, or 1.00 percent of total loans and OREO at March 31, 2008.

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The assessment for impairment occurs when and while such loans are on nonaccrual, or when the loan has been restructured.  When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral.  In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.  As a final alternative, the observable market price of the debt may be used to assess impairment.  Impaired loans of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.  If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment allowance is recognized by creating or adjusting the existing allocation of the allowance for loan and lease losses.  The Company’s policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

At March 31 2009, there were $303.7 million of impaired loans with an allowance of $36.1 million allocated to them.  The remaining $9.9 million of nonaccrual loans at March 31, 2009 are loans under $500,000 that are not individually evaluated for impairment.  On a comparable basis, at December 31, 2008, there were $204.5 million of impaired loans included in nonaccrual loans, which had an allowance of $25.6 million allocated to them.  At March 31, 2008, there were $108.0 million of impaired loans included in nonaccrual loans with an allocated allowance of $8.4 million.

The following table summarizes activity in nonaccrual loans for the three-months ended March 31, 2009 and 2008:

Changes in Nonaccrual Loans

	For the three months ended
	March 31,
(in thousands)	2009	2008

Balance, beginning of period	$211,142	$75,561
Loans placed on nonaccrual	150,917	70,085
Charge-offs	(31,405)	(11,809)
Loans returned to accrual status	(2,178)	—
Repayments (including interest applied to principal)	(13,584)	(16,403)
Transfers to OREO	(1,251)	(3,812)
Balance, end of period	$313,641	$113,622

In addition to loans disclosed above as past due or nonaccrual, management has also identified $138.4 million of loans to 57 borrowers as of April 28, 2009, where the ability to comply with the present loan payment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loans on nonaccrual status at March 31, 2009, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. Management’s classification of  loans as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or in part.

Goodwill and Intangibles

The following table summarizes the Company’s goodwill and customer-relationship intangible assets at March 31, 2009, December 31, 2008 and March 31, 2008:

(in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Goodwill	$493,398	$493,399	$483,576
Accumulated amortization	(33,980)	(33,981)	(33,981)
Net Goodwill	$459,418	$459,418	$449,595

Customer-Relationship Intangibles
Core deposit intangibles	$33,331	$47,127	$33,331
Accumulated amortization	(23,174)	(35,728)	(17,635)
Client advisory contracts	38,662	38,662	59,360
Accumulated amortization	(10,043)	(9,442)	(9,840)
Net intangibles	$38,776	$40,619	$65,216

Management completed an interim review of goodwill at March 31, 2009 to determine whether the market volatility experienced during the first quarter was an indicator that goodwill had become impaired.  The goodwill assessment was completed at the reporting unit level. Fair values were determined using methods consistent with current industry practices for valuing similar types of companies. A market multiple of net income was used to value the Bank reporting unit. The fair values of the wealth management affiliates were largely based on multiples of distributable revenue.  Based upon the analysis performed, the fair values of the reporting units exceeded their carrying value (including goodwill); therefore, management concluded that no impairment of goodwill existed at March 31, 2009.  The financial markets experienced less volatility during the first quarter of 2009 than in the previous two quarters.  However, market valuations of financial services companies remain depressed relative to book values due to continuing uncertainty surrounding the impact of the government bailout programs and the timing of economic recovery.  As a result, management believes it will be necessary to continue to evaluate goodwill for impairment on a quarterly basis.  It is possible that a future conclusion could be reached that all or a portion of the Company’s goodwill was impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings.  Such a charge, if any, would have no impact on tangible capital and would not affect the Company’s “well-capitalized” designation.

The assessment of customer-relationship intangibles for impairment was completed at the individual asset level.  The fair value of core deposit intangibles was determined using market-based core deposit premiums from recent deposit sale transactions.  The fair value of core deposit intangibles exceeded their carrying amount at March 31, 2009. For client advisory contract intangibles recorded by the wealth management affiliates, the undiscounted projected future cash flows associated with the client contracts was compared to their carrying value to determine whether there was impairment.    Management concluded that no impairment of customer-relationship intangibles existed at March 31, 2009.

Other Assets

The following table presents information on other assets:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Accrued interest receivable	$60,707	$59,206	$65,742
Other accrued income	18,006	20,363	24,037
Deferred compensation fund assets	34,734	43,090	51,570
Stock in government agencies	54,163	54,163	52,200
Private equity and alternative investments	36,778	35,633	29,954
Mark-to-market on derivatives	67,050	67,487	42,941
Other	62,120	70,188	61,399
Total other assets	$333,558	$350,130	$327,843

Deposits

Deposits totaled $13.69 billion, $12.65 billion and $11.79 billion at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  Deposit growth has been positively impacted by the turmoil in the financial markets as depositors place an increasing emphasis on safety.  Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Core deposits represented 90 percent, 89 percent and 90 percent of total deposits at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

Average deposits totaled $12.84 billion for the first quarter of 2009, an increase of 2 percent from $12.64 billion for the fourth quarter of 2008 and an increase of 11 percent from $11.52 billion for the first quarter of 2008.  Average non-interest bearing deposits for the first quarter of 2009 increased 1 percent from the fourth quarter of 2008 and 11 percent from the year-earlier quarter.  Title and escrow deposit balances averaged $753.0 million, $810.2 million and $996.7 million for the quarters ended March 31, 2009, December 31, 2008 and March 31, 2008.  The decline in escrow and title deposits reflects ongoing weakness in the housing market.

Borrowed Funds

Borrowed funds provide an additional source of funding for loan growth. Sources of short-term funding include federal funds purchased, securities sold under repurchase agreements, treasury tax and loan notes and FHLB borrowings.   Long-term debt includes subordinated notes issued by the Bank and senior notes issued by the Corporation.

The average balance of short-term borrowed funds decreased to $841.2 million for the first quarter of 2009 from $1.10 billion for the fourth quarter of 2008 and $1.85 billion for the first quarter of 2008.  The reduction in short-term borrowed funds is due to the growth in deposits.  The average balance of long-term debt was $407.5 million compared with $388.0 million from the prior quarter and $409.6 million from the year-earlier quarter.

Off- Balance Sheet

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit, letters of credit, and financial guarantees; and to invest in private equity and affordable housing funds.  These instruments involve elements of credit, foreign exchange and interest rate risk, to varying degrees, in excess of the amount reflected in the consolidated balance sheets.

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

The Company had off-balance sheet credit commitments aggregating $5.32 billion at March 31, 2009, compared with $5.34 billion and $5.49 billion at December 31, 2008 and March 31, 2008, respectively.  Substantially all of the Company’s loan commitments are on a variable rate basis and consist of commercial and real estate loan commitments. In addition, the Company had $609.6 million outstanding in bankers’ acceptances and letters of credit of which $598.5 million relate to standby letters of credit at March 31, 2009.  At December 31, 2008, the Company had $660.8 million in outstanding bankers’ acceptances and letters of credit of which $647.6 million relate to standby letters of credit.  At March 31, 2008, the Company had $820.9 million in outstanding bankers’ acceptances and letters of credit of which $797.3 million relate to standby letters of credit.

As of March 31, 2009, the Company had private equity and alternative investment fund commitments of $68.7 million, of which $42.1 million was funded.  As of December 31, 2008 and March 31, 2008, the Company had private equity and alternative investment fund commitments of $63.7 million and $63.7 million, respectively, of which $40.9 million and $34.6 million was funded.

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

Level 1—Quoted market prices in an active market for identical assets and liabilities.

Level 2—Observable inputs including quoted prices (other than Level 1) in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability such as interest rates, yield curves, volatilities and default rates, and inputs that are derived principally from or corroborated by observable market data.

Level 3—Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available.

The Company utilizes quoted market prices to measure fair value to the extent available (Level 1). If market prices are not available, fair value measurements are based on models that use primarily market-based assumptions including interest rate yield curves, anticipated prepayment rates, default rates and foreign currency rates (Level 2). In certain circumstances, market observable inputs for model-based valuation techniques may not be available and the Company is required to make judgments about assumptions that market participants would use in estimating the fair value of a financial instrument (Level 3).  Refer to Note 2, Fair Value Measurements, to the Unaudited Consolidated Financial Statements for additional information on fair value measurements.

At March 31, 2009, $3.05 billion, or approximately 18 percent, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs.  Less than one-quarter of 1 percent of total assets were measured using Level 3 inputs.  At March 31, 2009, $17.3 million of the Company’s total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.

At March 31, 2009, $156.8 million, or less than 1 percent, of the Company’s total assets were recorded at fair value on a nonrecurring basis. Assets measured on a nonrecurring basis include impaired loans, other real estate owned, and assets that are periodically evaluated for impairment which include goodwill, customer-relationship intangibles and private equity investments. These assets were measured using Level 2 inputs based on market-based information. No liabilities were measured at fair value on a nonrecurring basis at March 31, 2009.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and CNB at March 31, 2009, December 31, 2008 and March 31, 2008.

	Regulatory Well-Capitalized Standards		March 31, 2009	December 31, 2008	March 31, 2008
City National Corporation
Tier 1 leverage	N/A	%	10.30%	10.44%	8.06%
Tier 1 risk-based capital	6.00		12.00	11.71	9.29
Total risk-based capital	10.00		13.70	13.40	11.22
Tangible common shareholders’ equity to tangible assets (1)	N/A		7.10	7.21	7.55
Tangible common shareholders’ equity to to risk-weighted assets (2)	N/A		8.56	8.25	8.85

City National Bank
Tier 1 leverage	5.00%		9.08%	7.87%	8.13%
Tier 1 risk-based capital	6.00		10.57	8.81	9.36
Total risk-based capital	10.00		12.27	10.50	11.31

(1)

Tangible common shareholders’ equity to tangible assets represents common shareholders’ equity less identifiable intangible assets and goodwill divided by total assets less identifiable intangible assets and goodwill.  The Company views tangible common shareholders’ equity to tangible assets, a non-GAAP financial measure, as a meaningful measure of capital quality.

(2)

Tangible common shareholders’ equity to risk-weighted assets represents common shareholders’ equity less identifiable intangible assets and goodwill divided by risk-weighted assets.  Risk-weighted assets are calculated by assigning asset and off-balance sheet items to one of four risk categories.  These categories are assigned risk weights of zero percent, 20 percent, 50 percent and 100 percent. The Company views tangible common shareholders’ equity to risk-weighted assets, a non-GAAP financial measure, as a meaningful measure of capital quality.

Tier 1 capital ratios at March 31, 2009 and December 31, 2008 include preferred stock issued in the fourth quarter of 2008 under the Treasury’s TARP Capital Purchase Program.  All periods presented include $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in noncontrolling interest in the consolidated balance sheets, and $5.2 million of trust preferred securities issued by an unconsolidated capital trust subsidiary of the holding company.

On November 21, 2008, City National Corporation received aggregate proceeds of $400 million from the Treasury  under the TARP Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company’s common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the warrant was valued using an option valuation model.  The allocated values of the preferred stock and warrant were approximately $389.9 million and $10.1 million, respectively. The preferred stock will be accreted to the redemption price of $400.0 million over five years.  Cumulative dividends on the preferred stock are payable quarterly at the rate of 5 percent for the first five years and increasing to 9 percent thereafter.  The effective pre-tax cost to the Company for participating in the TARP Capital Purchase Program is approximately 9.5 percent, consisting of 8.6 percent for dividends and 0.9 percent for the accretion on preferred stock, and is based on the statutory tax rate.  The preferred stock may be redeemed by the Corporation after three years. Prior to the end of three years, subject to the provisions of the American Recovery and Reinvestment Act of 2009 (“ARRA”) signed into law on February 17, 2009,  the preferred stock may be redeemed by the Corporation subject to the Treasury’s consultation with the Corporation’s regulatory agency.  Following redemption of the preferred stock, the Treasury would liquidate the warrant at the current market price. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock.  If the Company receives aggregate proceeds of at least $400 million from sales of Tier 1 qualifying perpetual preferred stock prior to December 31, 2009, the number of shares to be delivered upon settlement of the warrant will be reduced by 50 percent.

The ratio of total equity to period-end assets as of March 31, 2009 was 12.29 percent, compared to 12.56 percent at December 31, 2008 and was 10.70 percent as of March 31, 2008.

The accumulated other comprehensive loss, primarily related to available-for-sale securities and interest rate swaps, was $23.1 million at March 31, 2009 compared to $48.0 million at December 31, 2008 and $3.4 million at March 31, 2008.

There were no purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act of 1934 during the three-month period ended March 31, 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

Market risk results from the variability of future cash flows and earnings due to changes in the financial markets.  These changes may also impact the fair values of loans, securities and borrowings.  The values of financial instruments may fluctuate because of interest rate changes, foreign currency exchange rate changes or other market changes.  The Company’s asset/liability management process entails the evaluation, measurement and management of interest rate risk, market risk and liquidity risk.  The principal objective of asset/liability management is to optimize net interest income subject to margin volatility and liquidity constraints over the long term. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company’s liabilities. The Board of Directors approves asset/liability policies and annually reviews and approves the limits within which the risks must be managed.  The Asset/Liability Management Committee (“ALCO”), which is comprised of senior management and key risk management individuals, sets risk management targets within the broader limits approved by the Board, monitors the risks and periodically reports results to the Board.

A quantitative and qualitative discussion about market risk is included on pages 56 to 61 of the Corporation’s Form 10-K for the year ended December 31, 2008.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits.  As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk.  The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. The model projects net interest income assuming no changes in loans or deposit mix as it stood at March 31, 2009.  Interest rate scenarios include stable rates and 100 and 200 basis point parallel shifts in the yield curve occurring gradually over a twelve-month period.  Loan yields and deposit rates change over the twelve-month horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

During the first quarter of 2009, the Company maintained a neutral to slightly asset-sensitive interest rate position.  As of March 31, 2009, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields but are expected to lower interest expense somewhat thus improving net interets margin slightly.  This compares to a decrease in projected net interest income of 0.1 percent with a 100 basis point decline and 0.7 percent with a 200 basis point decline at March 31, 2008. At March 31, 2009, a gradual 100 basis point parallel increase in the yield curve over the next 12 months would result in an increase in projected net interest income of approximately 0.2 percent while a 200 basis point increase would increase projected net interest income by approximately 0.6 percent.  This compares to an increase in projected net interest income of 0.7 percent with a 100 basis point increase and 1.2 percent with a 200 basis point increase at March 31, 2008.  The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

Market Value of Portfolio Equity: The market value of portfolio equity (“MVPE”) model is used to evaluate the vulnerability of the market value of shareholders’ equity to changes in interest rates.  The model indicates that the MVPE is somewhat vulnerable to a sudden and substantial increase in interest rates.  As of March 31, 2009, a 200-basis-point increase in interest rates results in a 4.4 percent decline in MVPE.  This compares to a 3.8 percent decline for the year-earlier quarter.  The higher sensitivity is due to changes in the deposit mix and a slight increase in the duration gap between earning assets and interest-bearing liabilities.  Measurement of a 200 basis point decrease in rates as of March 31, 2009 is not meaningful.   As of  March 31, 2008, the MVPE would have improved by 0.3 percent if rates decreased by 200 basis points.

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	March 31, 2009				December 31, 2008				March 31, 2008
(in millions)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)
Fair Value Interest Rate Swap
Certificates of deposit	$20.0	$1.7		1.6	$20.0	$1.4		1.9	$20.0	$1.8		2.5
Long-term and subordinated debt	367.5	36.4		3.1	370.9	34.7		3.3	375.0	26.0		3.7
Total fair value hedge swaps	387.5	38.1		3.0	390.9	36.1		3.2	395.0	27.8		3.6
Cash Flow Hedge Interest Rate Swap
US Dollar LIBOR based loans	200.0	10.1		1.6	200.0	8.4		1.8	175.0	7.7		2.4
Prime based loans	125.0	4.7		1.3	125.0	3.7		1.3	175.0	2.0		0.5
Total cash flow hedge swaps	325.0	14.8		1.5	325.0	12.1		1.6	350.0	9.7		1.5
Fair Value and Cash Flow Hedge Interest Rate Swaps	$712.5	$52.9	(1)	1.1	$715.9	$48.2	(1)	2.5	$745.0	$37.5	(1)	2.6

(1)  Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset (if applicable), mark-to-market liability and net interest receivable or payable.

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank.  Additionally, certain of the Company’s swap agreements contain credit-risk-related contingent features.  For agreements that contain credit-risk features, the amount of collateral required to be paid or received is impacted by the credit ratings of the Company and its counterparties.  At March 31, 2009, the Company had no swap contracts that contain credit-risk contingent features in a net liability position.

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $13.5 million of credit risk exposure at March 31, 2009 and $18.7 million as of March 31, 2008. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received.  The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. At March 31, 2009, collateral valued at $23.5 million had been received from swap counterparties. At March 31, 2008, collateral valued at $14.9 million had been received from counterparties.

The Company also offers various derivative products to clients and enters into derivative transactions in due course.  These derivative contracts are offset by paired trades with unrelated third parties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting.  The contracts are marked-to-market each reporting period with changes in   fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets.  The credit component of the fair value of these derivative contracts is calculated using an internal model.  At March 31, 2009, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $742.8 million.

ITEM 4.  CONTROL AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that has materially affected, or was  reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made forward-looking statements in this document about the Company, for which the Company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the Company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook.  These forward-looking statements are subject to risks and uncertainties.  A number of factors, some of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements.  These factors include (1) continuing or worsening of current recessionary conditions as well as continued turmoil in the financial markets, (2) continued volatility and deterioration of the capital and credit markets, (3) significant changes in banking laws or regulations, including, without limitation, as a result of the Emergency Economic Stabilization Act and the creation of and possible amendments to the Troubled Asset Relief Program (TARP), including the Capital Purchase Program and related executive compensation restrictions, (4) continued weakness in the real estate market, including the markets for commercial and residential real estate, which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense, (5) unprecedented volatility in equity, fixed income and other market valuations, (6) changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments, (7) changes in the interest rate environment and market liquidity which may reduce interest margins and impact funding sources, (8) increased competition in the Company’s markets, (9) changes in the financial performance and/or condition of the Company’s borrowers, (10) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division, (11) soundness of other financial institutions which could adversely affect the Company, (12) increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes, (13) protracted labor disputes in the Company’s markets, (14) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (15) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (16) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (17) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (18) the success of the Company at managing the risks involved in the  foregoing.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and particularly Part I, Item 1A, titled “Risk Factors.”

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the Company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook.  These forward-looking statements are subject to risks and uncertainties.  A number of factors, some of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements.  These factors include (1) continuing or worsening of current recessionary conditions as well as continued turmoil in the financial markets, (2) continued volatility and deterioration of the capital and credit markets, (3) significant changes in banking laws or regulations, including, without limitation, as a result of the Emergency Economic Stabilization Act and the creation of and possible amendments to the Troubled Asset Relief Program (TARP), including the Capital Purchase Program and related executive compensation restrictions, (4) continued weakness in the real estate market, including the markets for commercial and residential real estate, which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense, (5) unprecedented volatility in equity, fixed income and other market valuations, (6) changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments, (7) changes in the interest rate environment and market liquidity which may reduce interest margins and impact funding sources, (8) increased competition in the Company’s markets, (9) changes in the financial performance and/or condition of the Company’s borrowers, (10) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division, (11) soundness of other financial institutions which could adversely affect the Company, (12) increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes, (13) protracted labor disputes in the Company’s markets, (14) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (15) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (16) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (17) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (18) the success of the Company at managing the risks involved in the  foregoing.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and particularly Part I, Item 1A, titled “Risk Factors.”

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended March 31, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 4.

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

CITY NATIONAL CORPORATION
(Registrant)

DATE: May 4, 2009	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)