Form 10-Q
period 2009-06-30
CITY NATIONAL CORP
filed 2009-08-05
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended June 30, 2009

☐                                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO

COMMISSION FILE NUMBER: 1-10521

CITY NATIONAL CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-2568550
(State of Incorporation)	(I.R.S. Employer Identification No.)

City National Plaza

555 South Flower Street, Los Angeles, California, 90071

(Address of principal executive offices)(Zip Code)

(800) 773-7100

(Registrant’s telephone number, including area code)

City National Center

400 North Roxbury Drive, Beverly Hills, California, 90210

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

As of July 31, 2009, there were 51,471,508 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
(in thousands, except share amounts)	2009	2008	2008
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$350,931	$279,921	$513,736
Due from banks - interest-bearing	205,656	144,344	88,149
Federal funds sold	125,000	—	—
Securities available-for-sale - cost $3,373,176, $2,239,184, and $2,349,032 at June 30, 2009, December 31, 2008 and June 30, 2008, respectively:
Securities pledged as collateral	226,961	223,506	222,912
Held in portfolio	3,103,365	1,921,364	2,080,070
Trading securities	138,137	295,598	204,825
Loans and leases	12,421,342	12,444,259	12,178,330
Less: Allowance for loan and lease losses	256,018	224,046	185,070
Net loans and leases	12,165,324	12,220,213	11,993,260
Premises and equipment, net	125,510	131,294	122,959
Deferred tax asset	204,303	226,854	145,150
Goodwill	459,454	459,418	460,186
Customer-relationship intangibles, net	37,108	40,619	54,398
Bank-owned life insurance	75,516	74,575	73,503
Affordable housing investments	96,389	74,577	70,627
Customers’ acceptance liability	6,094	1,714	3,981
Other real estate owned	18,064	11,388	9,113
Other assets	322,973	350,130	296,389
Total assets	$17,660,785	$16,455,515	$16,339,258
Liabilities
Demand deposits	$7,118,660	$6,140,619	$5,861,823
Interest checking deposits	1,568,379	988,313	807,734
Money market deposits	4,108,607	3,699,900	3,771,824
Savings deposits	243,722	146,590	132,261
Time deposits-under $100,000	212,833	234,669	200,788
Time deposits-$100,000 and over	1,246,050	1,442,033	1,121,907
Total deposits	14,498,251	12,652,124	11,896,337
Federal funds purchased and securities sold under repurchase agreements	316,388	908,157	1,221,428
Other short-term borrowings	50,000	124,500	955,000
Subordinated debt	162,434	161,595	157,080
Long-term debt	233,456	246,554	237,867
Reserve for off-balance sheet credit commitments	20,422	22,703	24,154
Acceptances outstanding	6,094	1,714	3,981
Other liabilities	163,072	262,923	143,463
Total liabilities	15,450,117	14,380,270	14,639,310
Redeemable noncontrolling interest	36,752	44,811	59,234
Commitments and contingencies
Equity
Preferred Stock; 5,000,000 shares authorized; 400,000 shares issued; aggregate liquidation preference of $400,000 as of June 30, 2009 and December 31, 2008, respectively	391,091	390,089	—
Common Stock, par value $1.00 per share; 75,000,000 shares authorized; 53,885,886, 50,961,457, and 50,971,611 shares issued at June 30, 2009, December 31, 2008 and June 30, 2008, respectively	53,886	50,961	50,972
Additional paid-in capital	511,939	389,077	369,045
Accumulated other comprehensive loss	(18,110)	(48,022)	(24,853)
Retained earnings	1,365,842	1,379,624	1,403,062
Treasury shares, at cost - 2,415,021, 2,413,039 and 2,811,898 shares at June 30, 2009, December 31, 2008 and June 30, 2008, respectively	(156,119)	(156,736)	(183,222)
Total common shareholders’ equity	1,757,438	1,614,904	1,615,004
Total shareholders’ equity	2,148,529	2,004,993	1,615,004
Noncontrolling interest	25,387	25,441	25,710
Total equity	2,173,916	2,030,434	1,640,714
Total liabilities and equity	$17,660,785	$16,455,515	$16,339,258

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Interest Income
Loans and leases	$143,705	$166,158	$287,880	$345,469
Securities available-for-sale	31,492	26,565	56,593	53,841
Trading securities	379	397	433	976
Due from banks - interest-bearing	291	529	446	1,051
Federal funds sold and securities purchased under resale agreements	9	58	15	122
Total interest income	175,876	193,707	345,367	401,459
Interest Expense
Deposits	16,068	27,292	35,629	66,122
Federal funds purchased and securities sold under repurchase agreements	2,084	7,611	4,263	17,242
Subordinated debt	873	1,587	2,073	3,815
Other long-term debt	1,222	2,234	2,816	5,287
Other short-term borrowings	53	4,815	113	10,660
Total interest expense	20,300	43,539	44,894	103,126
Net interest income	155,576	150,168	300,473	298,333
Provision for credit losses	70,000	35,000	120,000	52,000
Net interest income after provision for credit losses	85,576	115,168	180,473	246,333
Noninterest Income
Trust and investment fees	25,184	34,187	51,053	70,536
Brokerage and mutual fund fees	6,645	18,709	16,402	36,131
Cash management and deposit transaction charges	12,778	12,196	26,001	23,320
International services	7,996	8,176	14,521	15,863
Bank-owned life insurance	871	628	1,734	1,283
Gain (loss) on sale of other assets	43	(192)	43	(192)
Gain (loss) on sale of securities	3,281	(417)	350	552
Other	8,996	8,177	15,021	13,787
Total other-than-temporary impairment loss on securities	(25,297)	—	(37,333)	—
Less: Portion of loss recognized in other comprehensive income	23,760	—	23,760	—
Net impairment loss recognized in earnings	(1,537)	—	(13,573)	—
Total noninterest income	64,257	81,464	111,552	161,280
Noninterest Expense
Salaries and employee benefits	75,834	87,520	154,086	177,699
Net occupancy of premises	12,559	12,462	24,820	23,974
Legal and professional fees	7,736	7,531	15,469	16,091
Information services	6,992	6,388	13,472	12,594
Depreciation and amortization	5,953	5,460	11,945	10,962
Marketing and advertising	4,743	5,360	9,419	10,955
Office services and equipment	3,922	3,886	7,526	7,785
Amortization of intangibles	1,668	1,528	3,511	3,959
Other real estate owned	2,155	320	2,250	320
FDIC assessments	13,861	1,820	16,929	2,171
Other operating	8,711	8,226	17,692	15,078
Total noninterest expense	144,134	140,501	277,119	281,588
Income before income taxes	5,699	56,131	14,906	126,025
Income taxes	(986)	18,385	646	40,986
Net income	$6,685	$37,746	$14,260	$85,039
Less: Net (loss) income attributable to noncontrolling interest	(88)	2,262	27	5,568
Net income attributable to City National Corporation	$6,773	$35,484	$14,233	$79,471
Less: Dividends on preferred stock	5,501	—	11,002	—
Net income available to common shareholders	$1,272	$35,484	$3,231	$79,471
Net income per common share, basic	$0.02	$0.74	$0.06	$1.65
Net income per common share, diluted	$0.02	$0.73	$0.06	$1.64
Shares used to compute income per common share, basic	50,416	47,849	49,028	47,839
Shares used to compute income per common share, diluted	50,551	48,179	49,138	48,164
Dividends per common share	$0.10	$0.48	$0.35	$0.96

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
(in thousands)	2009	2008

Cash Flows From Operating Activities
Net income attributable to City National Corporation	$14,233	$79,471
Adjustments to net income:
Provision for credit losses	120,000	52,000
Amortization of intangibles	3,511	3,959
Depreciation and amortization	11,945	10,962
Amortization of cost and discount on long-term debt	306	264
Share-based employee compensation expense	7,193	7,225
(Gain) loss on sale of other assets	(43)	192
Gain on sale of securities	(350)	(552)
Impairment loss on securities	13,573	—
Other, net	(1,674)	5,425
Net change in:
Trading securities	163,861	88,530
Deferred income tax benefit	(389)	(15,747)
Other assets and other liabilities, net	(97,945)	(42,076)

Net cash provided by operating activities	234,221	189,653

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(1,983,459)	(208,080)
Sales of securities available-for-sale	446,001	88,157
Maturities and paydowns of securities	378,688	255,395
Loan originations, net of principal collections	(77,410)	(582,379)
Net payments for premises and equipment	(6,161)	(15,854)
Other investing activities, net	(1,722)	(13,680)

Net cash used in investing activities	(1,244,063)	(476,441)

Cash Flows From Financing Activities
Net increase in deposits	1,846,127	73,832
Net decrease in federal funds purchased and securities sold under repurchase agreements	(591,769)	(322,983)
Net (decrease) increase in short-term borrowings, net of transfers from long-term debt	(74,500)	855,000
Net decrease in other borrowings	(6,583)	(111,230)
Proceeds from exercise of stock options	540	6,985
Tax benefit from exercise of stock options	100	1,046
Stock repurchases	—	(21,638)
Issuance of common stock	119,929	—
Cash dividends paid	(26,680)	(46,408)

Net cash provided by financing activities	1,267,164	434,604

Net increase in cash and cash equivalents	257,322	147,816
Cash and cash equivalents at beginning of year	424,265	454,069

Cash and cash equivalents at end of period	$681,587	$601,885

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$45,593	$116,097
Income taxes	17,682	55,148

Non-cash investing activities:
Transfer of loans to foreclosed assets	17,179	12,612
Transfer from securities available-for-sale to trading securities	6,400	—

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

	City National Corporation Shareholders’ Equity
					Accumulated
				Additional	other			Non-
	Shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	controlling	Total
(in thousands, except share amounts)	issued	stock	stock	capital	income (loss)	earnings	shares	interest	equity

Balance, January 1, 2008	50,824,178	$—	$50,824	$374,700	$(9,349)	$1,369,999	$(176,035)	$25,583	$1,635,722
Net income	—	—	—			79,471	—	1,210	80,681
Other comprehensive loss, net of tax:
Amortization of prior service cost	—	—	—	—	(26)	—	—	—	(26)
Net unrealized loss on securities available-for-sale, net of taxes of $10.0 million and reclassification of $0.1 million net loss included in net income	—	—	—	—	(13,845)	—	—	—	(13,845)
Net unrealized loss on cash flow hedges, net of taxes of $1.2 million and reclassification of $1.5 million net gain included in net income	—	—	—	—	(1,633)	—	—	—	(1,633)
Total comprehensive income								1,210	65,177
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,083)	(1,083)
Issuance of shares under share-based compensation plans	147,433	—	148	(7,614)	—	—	14,451	—	6,985
Share-based employee compensation expense	—	—	—	7,136	—	—	—	—	7,136
Tax benefit from share-based compensation plans	—	—	—	1,268	—	—	—	—	1,268
Cash dividends paid	—	—	—	—	—	(46,408)	—	—	(46,408)
Repurchased shares, net	—	—	—	—	—	—	(21,638)	—	(21,638)
Net change in deferred compensation plans	—	—	—	731	—	—	—	—	731
Change in redeemable noncontrolling interest	—	—	—	(7,176)	—	—	—	—	(7,176)
Balance, June 30, 2008	50,971,611	$—	$50,972	$369,045	$(24,853)	$1,403,062	$(183,222)	$25,710	$1,640,714

Balance, January 1, 2009	50,961,457	$390,089	$50,961	$389,077	$(48,022)	$1,379,624	$(156,736)	$25,441	$2,030,434
Net income	—	—	—	—	—	14,233	—	1,083	15,316
Other comprehensive income, net of tax:
Amortization of prior service cost	—	—	—	—	80	—	—	—	80
Non-credit related impairment loss on investment securities, net of taxes of $9.9 million	—	—	—	—	(13,821)	—	—	—	(13,821)
Net unrealized gain on securities available-for-sale, net of taxes of $31.5 million and reclassification of $1.1 million net loss included in net income	—	—	—	—	43,757	—	—	—	43,757
Net unrealized loss on cash flow hedges, net of taxes of $0.1 million and reclassification of $3.4 million net gain included in net income	—	—	—	—	(104)	—	—	—	(104)
Total comprehensive income								1,083	45,228
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,137)	(1,137)
Issuance of common stock	3,220,000		3,220	116,409	—	—	—	—	119,629
Issuance of shares under share-based compensation plans	(295,571)	—	(295)	(525)	—	—	617	—	(203)
Preferred stock accretion	—	1,002	—	—	—	(1,002)	—	—	—
Share-based employee compensation expense	—	—	—	7,138	—	—	—	—	7,138
Tax benefit from share-based compensation plans	—	—	—	(661)	—	—	—	—	(661)
Cash dividends:
Preferred	—	—	—	—	—	(10,000)	—	—	(10,000)
Common	—	—	—	—	—	(17,013)	—	—	(17,013)
Net change in deferred compensation plans	—	—	—	449	—	—	—	—	449
Change in redeemable noncontrolling interest	—	—	—	52	—	—	—	—	52
Balance, June 30, 2009	53,885,886	$391,091	$53,886	$511,939	$(18,110)	$1,365,842	$(156,119)	$25,387	$2,173,916

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

Consolidation

The consolidated financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, the Bank and the Bank’s wholly owned subsidiaries, after the elimination of all material intercompany transactions.  Preferred stock and equity ownership of others are reflected as Redeemable noncontrolling interest and Noncontrolling interest in the consolidated balance sheets. The related noncontrolling share of earnings is shown as Net income attributable to noncontrolling interest in the consolidated statements of income.

The Company’s investment management and wealth advisory affiliates are organized as limited liability companies.  The Corporation generally owns a majority position in each affiliate and certain management members of each affiliate own the remaining shares. The Corporation has contractual arrangements with its affiliates whereby a percentage of revenue is allocable to fund affiliate operating expenses (“operating share”) while the remaining portion of revenue (“distributable revenue”) is allocable to the Corporation and the noncontrolling owners.  All majority-owned affiliates are consolidated.  The Corporation’s interest in one investment management affiliate in which it holds a noncontrolling share is accounted for using the equity method.  Additionally, the Company has various interests in variable interest entities that are not required to be consolidated.  See Note 13 for a more detailed discussion on variable interest entities.

Use of Estimates

The Company’s accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company’s estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options and restricted stock, income taxes, goodwill and intangible asset impairment, available-for-sale securities impairment and the valuation of financial assets and liabilities reported at fair value.  The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements. The allowance for loan and lease losses reflects management’s ongoing assessment of the credit quality of the Company’s portfolio, which is affected by a broad range of economic factors, including weak valuations in commercial and residential real estate.  Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk-rating migration and changes in the portfolio size. The Company’s estimates and assumptions are expected to change as changes in market conditions and the Company’s portfolio occur in subsequent periods.

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

Goodwill and Customer-Relationship Intangible Assets

The Company has not completed any acquisitions since the change to the acquisition method of accounting with the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 141(R), Business Combinations (“SFAS 141(R)”).  Prior acquisitions were accounted for under the purchase method.  Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Management utilizes valuation techniques based on discounted cash flow analysis to determine these fair values.  Any excess of the purchase price over amounts allocated to acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Intangible assets include core deposit intangibles and client advisory contract intangibles (combined, customer-relationship intangibles) originating from acquisitions of financial services firms. Core deposit intangibles are amortized over a range of four to eight years and client advisory contract intangibles are amortized over various periods ranging from 12 to 20 years.  The weighted-average amortization period for the contract intangibles is 18.6 years.

Goodwill and customer-relationship intangibles are evaluated for impairment at least annually or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that potential impairment exists.   Given the volatility in the current economic environment, goodwill and customer-relationship intangibles are evaluated for impairment on a quarterly basis.  Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management.  Fair values of reporting units are determined using methods consistent with current market practices for valuing similar types of businesses. Valuations are generally based on market multiples of net income or gross revenue combined with an analysis of expected near and long-term financial performance. Management utilizes market information including market comparables and recent merger and acquisition transactions to validate the reasonableness of its valuations. If the fair value of the reporting unit, including goodwill, is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment.  If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited.

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

Earnings per Common Share

The Company calculates earnings per common share (“EPS”) using the two-class method in accordance with FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), effective January 1, 2009 with retrospective application to all prior-period earnings per share data presented.  Refer to Accounting Pronouncements below.  The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. Under FSP 03-6-1, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities under EITF 03-6. The Company grants restricted shares under a share-based compensation plan that qualify as

Note 1.  Summary of Significant Accounting Policies (Continued)

participating securities. Restricted shares issued under the Company’s share-based compensation plan are entitled to dividends at the same rate as common stock.

Basic EPS are computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represents net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock and vested restricted stock awards.  Diluted EPS reflects the assumed conversion of all potential dilutive securities.  Adoption of FSP 03-6-1 resulted in a 1 cent per share reduction in basic EPS for the six-month period ended June 30, 2008.  Diluted EPS for 2008 was not impacted by the adoption of FSP 03-6-1. Prior-period EPS data presented has been restated retrospectively for comparability.

Accounting Pronouncements

During the six months ended June 30, 2009, the following accounting pronouncements applicable to the Company were issued or became effective:

•                  The Company adopted SFAS 141(R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) effective January 1, 2009.  SFAS 141(R) requires the acquiring entity in a business combination to recognize 100 percent of the assets acquired and liabilities assumed in the transaction; establishes acquisition date fair value as the measurement objective for the assets acquired and liabilities assumed; requires recognition of contingent  consideration arrangements at their acquisition date fair values; and expands required disclosures regarding the nature and financial effect of the business combination.  SFAS 141(R) also requires that acquisition-related costs be expensed when incurred.  The provisions of SFAS 141(R) will be applied prospectively for business combination transactions consummated after the date of adoption.  SFAS 160 requires that noncontrolling interests in subsidiaries be initially measured at fair value and classified as a separate component of equity in the consolidated financial statements. Following adoption of SFAS 160, the Company reports noncontrolling interests in subsidiaries, with the exception of certain redeemable noncontrolling interests, as a separate component of equity in the consolidated balance sheets, and noncontrolling interests’ share of subsidiary earnings is no longer recognized as an expense in the computation of consolidated net income. The presentation and disclosure requirements of SFAS 160 have been applied for the current period and retrospectively for prior periods presented. Redeemable noncontrolling interest continues to be reported in the mezzanine section of the consolidated balance sheets.

•                 FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) became effective for the Company for annual and interim reporting periods beginning January 1, 2009. FSP 157-2 amended FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company’s non-financial assets within the scope of SFAS 157, which include goodwill, customer-relationship intangible assets and private equity investments, are reported at fair value on a nonrecurring basis (generally as the result of an impairment assessment) during the period in which the  remeasurement at fair value is recorded. The Company currently has no non-financial liabilities required to be reported at fair value.

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

Note 1. Summary of Significant Accounting Policies (continued)

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

•                  FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”) became effective for the Company for annual and interim reporting periods beginning January 1, 2009.  FSP 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities under EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”).  As such, the issuing entity is required to apply the two-class method of computing basic and diluted EPS.  The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. Adoption of FSP 03-6-1 resulted in a 1 cent per share reduction in basic EPS for the six-month period ended June 30, 2008. Diluted EPS for 2008 was not impacted by the adoption of FSP 03-6-1. Prior-period EPS and share data presented has been restated retrospectively for comparability.

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

•                  On November 13, 2008, the FASB reached a consensus on the issues addressed in EITF Issue 08-6, Equity Method Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  The EITF applies to all investments accounted for under the equity method and became effective for the Company, on a prospective basis, for annual and interim reporting periods beginning January 1, 2009. Adoption of EITF 08-6 did not have a significant impact on the Company’s consolidated financial statements.

•                  On April 1, 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”).  FSP 141(R)-1 amends the requirements associated with the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  Under the revised guidance, an asset or liability assumed in a business combination that arises from a contingency is to be initially measured at fair value if fair value can be determined.  If fair value cannot be determined, an asset or liability is to be recognized if it is probable that an asset existed or a liability had been incurred at the acquisition date and the amount can be reasonably estimated. An acquiring entity should develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies.  An acquirer is required to disclose information that enables users of its financial statements to evaluate the nature and financial effects of a business combination. FSP 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will apply the guidance in the FSP to all future acquisitions.

•                  On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. The FSP also amends APB opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The FSP requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in interim financial statements and any changes in these methods and

Note 1. Summary of Significant Accounting Policies (continued)

assumptions from prior periods. FSP 107-1 became effective for the Company for June 30, 2009 reporting.  In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption.  Adoption of FSP FAS 107-1 did not have a significant impact on the Company’s consolidated financial statements.

•                 On April 9, 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities. FSP 115-2 modifies the “intent and ability” indicator for recognizing other-than-temporary impairment, and changes the trigger used to assess the collectibility of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.”  FSP 115-2 changes the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. In those situations, impairment shall be separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses shall be recognized in earnings. The credit loss component of an other-than-temporary impairment, representing an increase in credit risk, shall be determined by the reporting entity using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors shall be recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and shall not be adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected should be accreted as interest income. The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of the other-than-temporary impairment that is recognized in other comprehensive income, if any.

FSP 115-2 requires that the cumulative effect of initial adoption be recorded as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The amortized cost basis of a security for which an other-than-temporary impairment was previously recognized shall be adjusted by the amount of the cumulative effect adjustment before taxes. The difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted as interest income.  FSP 115-2 became effective for the Company on April 1, 2009.  The Company did not hold any available-for-sale debt securities on April 1, 2009 with previously recognized other-than-temporary impairment. Therefore, the Company was not required to record a cumulative effect adjustment upon adoption of the FSP.

•              On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased, and identifying transactions that are not orderly.  FSP 157-4 identifies several factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability.  If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly), further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS 157.  FSP 157-4 reiterates that even in circumstances where there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP 157-4 became effective for the Company for the June 30, 2009 reporting period.  Adoption of the FSP did not have a significant impact on the consolidated financial statements.

Note 1. Summary of Significant Accounting Policies (continued)

•              On May 28, 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS 165”).  The purpose of the statement is to provide authoritative accounting literature for a topic that was previously addressed only in the auditing literature.  The guidance in SFAS 165 is similar to the current guidance with some modifications that are not intended to result in significant changes in practice.  Under SFAS 165, subsequent events are categorized as recognized (currently type I) or nonrecognized (currently type II).  The definition of subsequent events is modified to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities).  Entities are required to disclose the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009 and became effective for the Company for the June 30, 2009 reporting period. Adoption of SFAS 165 did not have a significant impact on the Company’s consolidated financial statements.

The following accounting pronouncements were issued prior to or during the first six months of 2009, but are not effective for the company until after June 30, 2009:

•                  In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The FASB Accounting Standards Codification (the “Codification”) is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy (levels A through D) and establishes two levels of guidance: authoritative and nonauthoritative. The Codification is organized by topic, subtopic, section, subsection and paragraph. The Codification will become the single source of authoritative GAAP effective July 1, 2009.  Companies may elect to use dual references to current GAAP and the Codification in their June 30, 2009 financial statements.  References to GAAP in financial statements issued after September 15, 2009 are required to be based on the Codification.  The Company will adopt the codification for September 30, 2009 reporting.  Adoption of SFAS 162 is not expected to have a material effect on the Company’s consolidated financial statements.

•              On June 12, 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”).  SFAS 166 revises SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to expand required disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred assets.  It also removes the concept of “qualifying special-purpose entity” from U.S. GAAP.  SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  Adoption of SFAS 166 is not expected to have a material effect on the Company’s consolidated financial statements.

•              On June 12, 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No 46(R) (“SFAS 167”).  SFAS 167 requires, among other things: that an entity perform a qualitative analysis to determine if it is the primary beneficiary of a variable interest entity (“VIE”), amends FASB Interpretation No. 46(R)’s (“FIN 46(R)”) consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance in FIN 46(R) for determining whether an entity is a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE.  SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim reporting periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company is evaluating the impact of adoption of SFAS 167 on its consolidated financial statements.

•              On June 29, 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 establishes the Codification as the official source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  The U.S. GAAP hierarchy will be modified to include only two levels: authoritative and nonauthoritative.  SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of SFAS 168 is not expected to have a material effect on the Company’s consolidated financial statements.

Note 2. Business Combinations

On July 21, 2009, the Company acquired a majority interest in Lee Munder Capital Group, a Boston-based investment firm that manages assets for corporations, pensions, endowments and affluent households.  Lee Munder Capital Group was merged with Independence Investments, a Boston-based institutional asset management firm in which the Company holds a majority interest. The combined company operates under the Lee Munder Capital Group name and as an affiliate of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.  At the issuance date of these financial statements, the Company had not completed its initial accounting for this business combination.

Note 3. Fair Value Measurements

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

Note 3. Fair Value Measurements (continued)

A distribution of asset and liability fair values according to the fair value hierarchy at June 30, 2009 is provided in the table below:

		Fair Value Measurements at Reporting Date Using
(in thousands) Asset or Liability Measured at Fair Value	Balance as of June 30, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
Debt securities	$3,311,267	$15,831	$3,270,011	$25,425
Equity securities and mutual funds	19,059	19,059	—	—
Trading securities	138,137	102,802	33,532	1,803
Mark-to-market derivatives (1)	53,058	1,688	51,370	—
Total assets at fair value	$3,521,521	$139,380	$3,354,913	$27,228

Liabilities
Mark-to-market derivatives (2)	$11,175	$321	$10,854	$—
Total liabilities at fair value	$11,175	$321	$10,854	$—

Measured on a Nonrecurring Basis
Assets
Colleral dependent impaired loans (3)	$183,474	$—	$183,474	$—
Other real estate owned (4)	19,554	—	19,554	—
Private equity investments	700	—	—	700
Total assets at fair value	$203,728	$—	$203,028	$700

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Impaired loans for which fair value was calculated using the collateral valuation method.

(4) OREO balance of $18,064 in the consolidated balance sheets is net of estimated disposal costs.

For assets measured at fair value on a nonrecurring basis, the following table presents the total losses recognized in the three months and six months ended June 30, 2009:

(in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Impaired loans	$(26,351)	$(24,488)
Other real estate owned	(5,323)	(5,323)
Private equity investments	(403)	(403)
Total losses recognized	$(32,077)	$(30,214)

Level 3 assets measured at fair value on a recurring basis are CDO senior notes, included in available-for-sale debt securities, and CDO income notes, included in trading securities, for which the market is inactive. The fair value of these securities is determined using an internal cash flow model that incorporates management’s assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. These assumptions are not directly observable in the market. Unrealized gains and losses on available-for-sale securities are reported as a component of Accumulated other comprehensive loss in the consolidated balance sheets. Unrealized gains and losses on trading securities are reported in earnings.

Note 3. Fair Value Measurements (continued)

Level 3 assets measured at fair value on a nonrecurring basis include private equity investments.  Private equity investments do not have readily determinable fair values. These investments are carried at cost and evaluated for impairment quarterly in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Due to the lack of readily determinable fair values for these investments, the impairment assessment was based primarily on a review of investment performance and the likelihood that the capital invested would be recovered.  The Company recorded an impairment loss of $0.4 million on two private equity investments at June 30, 2009.  This impairment is included in Other noninterest income in the consolidated statements of income.

Activity in Level 3 assets for the six-months ended June 30, 2009 is summarized in the following table:

Level 3 Assets Measured on a Recurring Basis

(in thousands)	Securities Available-for- Sale	Trading Securities	Total Level 3 Assets
Balance of recurring Level 3 assets at January 1, 2009	$32,419	$—	$32,419
Total realized/unrealized gains (losses):
Included in earnings	(9,282)	(644)	(9,926)
Included in other comprehensive income	5,285	—	5,285
Purchases, sales, issuances and settlements, net	(550)	—	(550)
Transfers between categories	(2,447)	2,447	—
Balance of recurring Level 3 assets at June 30, 2009	$25,425	$1,803	$27,228

There were no purchases or sales of Level 3 assets during the period.

Note 4. Disclosures about Fair Value of Financial Instruments

A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of a financial instrument.  The table below summarizes the estimated fair values for the Company’s financial instruments as of June 30, 2009 and December 31, 2008.  In accordance with SFAS 107, the disclosure does not include estimated fair value amounts for assets and liabilities which are not defined as financial instruments but which have significant value. These assets and liabilities include the value of customer-relationship intangibles, goodwill, private equity and affordable housing investments carried at cost, other assets, deferred taxes and other liabilities. Accordingly, the total of the fair values presented does not represent the underlying value of the Company.

Following is a description of the methods and assumptions used in estimating the fair values for each class of financial instrument:

Cash and due from banks — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities available-for-sale and Trading securities — For securities held as available-for-sale, the fair value is determined by quoted market prices, where available, or on observable market inputs appropriate for the type of security. If quoted market prices or observable market inputs are not available, discounted cash flows may be used to determine an appropriate fair value.  See Note 3, Fair Value Measurements. Fair values for trading securities, with the exception of CDO income notes, are based on quoted market prices or dealer quotes. The fair value of CDO income notes is determined using a discounted cash flow model.

Loans and leases — Loans are not recorded at fair value on a recurring basis.  Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. See Note 3, Fair Value Measurements.  For purposes of SFAS 107, the fair value of the Company’s variable rate loans is estimated by adjusting their carrying value by an amount representing the change in fair value attributable to changes in borrowers’ credit quality since the loans were originated. The fair value of fixed rate loans is estimated by discounting future cash flows using discount rates that reflect the Company’s current pricing for loans with similar characteristics, such as loan type, credit risk, pricing and remaining maturity. The discount rates used in the valuation incorporate prepayment assumptions appropriate for the type of loan being valued as well as an adjustment for a bid-offer spread to approximate an exit price. Due to the lack of secondary market activity in these loan products, a liquidity premium has also been incorporated into the bid-offer spread for these products. The fair values resulting from this calculation are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated.

Note 4. Disclosures about Fair Value of Financial Instruments

Derivative Contracts — The fair value of non-exchange traded (over-the-counter) derivatives are obtained from third party market sources.  The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. The fair values of interest rate contracts include interest receivable and payable and cash collateral, if any.

Deposits — The fair value of demand and interest checking deposits, savings deposits, and certain money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is determined by discounting expected future cash flows using the rates offered by the Bank for deposits of similar type and remaining maturity at the measurement date.  This value is compared to the termination value of each CD given the bank’s standard early withdrawal penalties. The fair value reported is the higher of the discounted present value of each CD and the termination value after the recovery of prepayment penalties. The Bank reviews pricing for its CD products weekly. This review gives consideration to market pricing for products of similar type and maturity offered by other financial institutions.

Federal funds purchased, Securities sold under repurchase agreements and Other short-term borrowings — The carrying amount is a reasonable estimate of fair value.

Structured securities sold under repurchase agreements — The fair value of structured repurchase agreements is based on market pricing for synthetic instruments with the same term and structure.  These values are validated against dealer quotes for similar instruments.

Subordinated and long-term debt — The fair value of subordinated and long-term debt is obtained through a third-party pricing service.

Commitments to extend credit — The fair value of these commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The Company does not make fixed-rate loan commitments. The fair value of commitments to extend credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

Commitments to private equity and affordable housing funds — The fair value of commitments to invest in private equity and affordable housing funds is based on the estimated cost to terminate them or otherwise settle the obligation.

The estimated fair values of financial instruments of the Company are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$350.9	$350.9	$279.9	$279.9
Due from banks - interest bearing	205.6	205.6	144.3	144.3
Federal funds sold	125.0	125.0	—	—
Securities available-for-sale	3,330.3	3,330.3	2,144.9	2,144.9
Trading securities	138.1	138.1	295.6	295.6
Loans and leases, net of allowance	12,165.3	12,297.2	12,220.2	12,515.8
Derivative contracts	53.1	53.1	48.2	48.2

Financial Liabilities:
Deposits	$14,498.3	$14,502.6	$12,652.1	$12,663.7
Federal funds purchased and securities sold under repurchase agreements	116.4	116.4	708.2	708.2
Structured securities sold under repurchase agreements	200.0	208.7	200.0	218.0
Other short-term borrowings	50.0	50.0	124.5	124.5
Subordinated and long-term debt	395.9	367.5	408.1	369.6
Derivative contracts	11.2	11.2	21.0	21.0
Commitments to extend credit	—	(13.2)	—	(13.1)
Commitments to private equity and affordable housing funds	—	41.4	—	44.0

Note 5. Investment Securities

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

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2009
U.S. Treasury	$15,786	$45	$—	$15,831
Federal agency - Debt	397,859	1,417	(867)	398,409
Federal agency - MBS	575,184	10,887	(1,139)	584,932
CMOs - Federal agency	1,542,507	16,712	(8,544)	1,550,675
CMOs - Non-agency	349,687	—	(57,018)	292,669
State and municipal	398,584	7,042	(1,843)	403,783
Other	76,252	235	(11,519)	64,968
Total debt securities	3,355,859	36,338	(80,930)	3,311,267
Equity securities and mutual funds	17,317	1,742	—	19,059
Total securities	$3,373,176	$38,080	$(80,930)	$3,330,326

December 31, 2008
U.S. Treasury	$45,709	$488	$—	$46,197
Federal agency - Debt	29,939	241	—	30,180
Federal agency - MBS	644,594	10,206	(886)	653,914
CMOs - Federal agency	563,310	6,966	(907)	569,369
CMOs - Non-agency	393,150	—	(87,434)	305,716
State and municipal	404,787	9,729	(1,486)	413,030
Other	98,419	139	(24,215)	74,343
Total debt securities	2,179,908	27,769	(114,928)	2,092,749
Equity securities and mutual funds	59,276	1,154	(8,309)	52,121
Total securities	$2,239,184	$28,923	$(123,237)	$2,144,870

June 30, 2008
U.S. Treasury	$55,753	$56	$(16)	$55,793
Federal agency - Debt	29,927	437	(108)	30,256
Federal agency - MBS	681,076	1,100	(15,494)	666,682
CMOs - Federal agency	562,567	761	(6,909)	556,419
CMOs - Non-agency	431,514	533	(16,156)	415,891
State and municipal	378,678	2,871	(2,980)	378,569
Other	82,423	165	(7,272)	75,316
Total debt securities	2,221,938	5,923	(48,935)	2,178,926
Equity securities and mutual funds	127,094	1,318	(4,356)	124,056
Total securities	$2,349,032	$7,241	$(53,291)	$2,302,982

Note 5. Investment Securities (continued)

Proceeds from sales of securities were $167.9 million and $446.0 million for the three- and six- months ended June 30, 2009, respectively, compared to $3.6 million and $88.2 million for the three- and six-months ended June 30, 2008.  The following table shows the gross realized gains and losses on the sales of securities available-for-sale:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2009	2008	2009	2008
Gross realized gains	$3,432	$283	$8,664	$1,981
Gross realized losses	(151)	(700)	(8,314)	(1,429)
Net realized gains (losses)	$3,281	$(417)	$350	$552

In response to the unprecedented significant declines in equity valuations and continuing volatility in the equity markets, the Company reevaluated its investment strategy and risk tolerance with respect to holding equity securities.  The reassessment of the investment objectives, risk management parameters and other factors ultimately led the Company to change its intent surrounding these marketable equity investments.  Based on this reevaluation, the Company determined that its intent was to sell these securities in the near term rather than hold these securities for the long term.  The change in intent resulted in the Company liquidating the majority of its investments in equity securities during the first quarter of 2009.  The extent of the investment sales also impacted the Company’s ability to demonstrate sufficient intent to hold these securities until their cost basis recovered.  Following this reassessment and change in intent, the remaining equity securities totaling $4.0 million were transferred from available-for-sale to trading securities during the first quarter of 2009.  These securities were transferred to trading at fair value.  The gross gains and gross losses included in earnings from the transfer of these securities to trading were $14 thousand and $0.6 million, respectively.  Trading securities are carried at fair value and unrealized holding gains or losses on trading securities are included in earnings in the consolidated statements of income.

Impairment Assessment

Impairment exists when the fair value of a security is less than its cost. Cost includes adjustments made to the cost basis of a security for accretion, amortization and previous other-than-temporary impairments recognized in earnings. The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary.  Impairment is considered other-than-temporary when it becomes probable that an investor will be unable to recover the cost of an investment.  The Company’s impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and the Company does not intend to sell the security and it is not more likely than not it will be required to sell the security prior to recovery of its amortized cost basis.  If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis.  The new cost basis is not adjusted for subsequent recoveries in fair value.

The Company adopted FSP 115-2 effective April 1, 2009, and recognizes other-than-temporary impairment for its available-for-sale debt securities in accordance with this guidance.  In accordance with FSP 115-2, when there are credit losses associated with an impaired debt security and the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company will separate the amount of the impairment into the amount that is credit related and the amount related to non-credit factors.  The credit-related impairment is recognized in Net impairment loss recognized in earnings in the consolidated statements of income.  The non-credit-related impairment is recognized in Accumulated other comprehensive income (loss) (“AOCI”).

Note 5. Investment Securities (continued)

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that the investments discussed below were   other-than-temporarily impaired at June 30, 2009. The Company recorded impairment credit losses in earnings on available-for-sale securities of $1.5 million and $13.6 million for the three- and six-month periods ended June 30, 2009. The $23.8 million non-credit portion of impairment recognized during the three months ended June 30, 2009 was recorded in AOCI. No impairment was recorded in the six months ended June 30, 2008.

(in thousands) Impairment Losses on	For the three months ended June 30,		For the six months ended June 30,
Other-Than-Temporarily Impaired Securities	2009	2008	2009	2008
Non-agency CMOs	$1,537	$—	$1,537	$—
Collateralized debt obligation income notes	—	—	9,282	—
Perpetual preferred stock	—	—	1,124	—
Mutual funds	—	—	1,630	—
Total	$1,537	$—	$13,573	$—

The following table provides a rollforward of credit related other than-temporary impairment recognized in earnings for the three months and six months ended June 30, 2009.  Credit related other-than-temporary impairment that was recognized in earnings during the three months and six months ending June 30, 2009 is reflected as an “Initial credit-related impairment” if the current period is the first time the security had a credit impairment.  A credit related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the current period is not the first time the security had a credit impairment.

(in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Balance, beginning of period	$13,298	$8,083
Subsequent credit-related impairment (1)	—	5,215
Initial credit-related impairment (2)	1,537	1,537
Balance, end of period	$14,835	$14,835

(1) Credit related impairment recognized on income notes

(2) Credit related impairment recognized on non-agency CMOs.

Non-Agency CMOs

The Company identified six non-agency collateralized mortgage obligation securities (“CMOs”) that required assessment for other than temporary impairment at June 30, 2009.  These CMOs had a cost basis of $65.7 million at June 30, 2009 and a fair value of $40.4 million. The fair value of the CMOs is based on prices provided by an external pricing service.  These securities are classified as Level 2 in the fair value hierarchy.  The CMOs analyzed for impairment have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury curve as of June 30, 2009 was used to project all future floating-rate cash flows based on the characteristics of each security.  Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default.  The present value of expected cash flows was less than cost by a total of $1.5 million for the six securities analyzed. The Company recognized a $1.5 million impairment loss, representing a credit loss, in earnings. The remaining other-than-temporary impairment of $23.8 million was recognized in AOCI.  This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and risks of additional declines in the housing markets.

Note 5. Investment Securities (continued)

Collateralized Debt Obligation Income Notes

Collateralized debt obligation income notes (“Income Notes”) are equity interests in a multi-class, cash flow collateralized bond obligation backed by a collection of Trust Preferred securities issued by financial institutions.  The equity interests represent ownership of all residual cash flow from the asset pools after all fees have been paid and debt issues have been serviced.  Income Notes are collateralized by debt securities with stated maturities. Income Notes are classified as Level 3 in the fair value hierarchy.  Refer to Note 3, Fair Value Measurements, for further discussion of fair value.

In response to unprecedented volatility in the credit markets, the Company reevaluated its investment strategy and risk tolerance with respect to its investments in Income Notes.  Based on this reassessment, the Company determined that its intent was to sell these securities when the market recovers rather than hold them for the long term.  The change in intent resulted in the Company transferring its holdings of Income Notes from available-for-sale to trading securities on April 1, 2009, at their fair value of $2.4 million.  There were no gross gains and gross losses included in earnings from the transfer of these securities.  Trading securities are carried at fair value and unrealized holding gains and losses are included in earnings.

The Company recorded a $9.3 million impairment loss, of which $5.2 million represented a credit loss recognized in earnings, on its investment in Income Notes in the first quarter of 2009 prior to their transfer to trading securities.  The Income Notes were evaluated for impairment under EITF 99-20, Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests that  Continue to be Held by a Transferor in Securitized Financial Assets, and related interpretations (“EITF 99-20”). EITF 99-20 provides incremental impairment guidance for certain debt securities within the scope of FAS 115 which are beneficial interests in securitized financial assets not considered to be high credit quality.  Under EITF 99-20, other-than-temporary impairment exists when it is probable there has been an adverse change in estimated cash flows for a debt security since the date of acquisition.  Due to lack of activity in the market for Income Notes, the fair value of these securities was determined using an internal cash flow model that incorporated management’s assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. The Company considered a number of factors in determining the discount rate used in the cash flow valuation model including the implied rate of return at the last date the market for Income Notes and similar securities was active, rates of return that market participants would consider in valuing the securities and indicative quotes from dealers.

Perpetual Preferred Stock

The adjusted cost basis of the Company’s investment in perpetual preferred stock issued by Freddie Mac and Fannie Mae was $0.6 million at June 30, 2009, compared with a fair value of $1.1 million, indicating that these securities were not impaired at quarter end.  The Company previously recorded impairment losses totaling $23.0 million on these securities. Impairment losses of $1.1 million and $21.9 million were recognized for the quarters ending March 31, 2009 and September 30, 2008, respectively, following the action taken by the Federal Housing Finance Agency in September 2008 of placing these Government-Sponsored Agencies into conservatorship and eliminating the dividends on their preferred shares.

Mutual Funds

The adjusted cost basis of available-for-sale mutual funds was $16.7 million at June 30, 2009, compared with a fair value of $17.9 million, indicating that these investments were not impaired at quarter end.  The Company previously recognized a $1.6 million impairment loss on its investment in one high-yield bond fund in the quarter ended March 31, 2009.

Note 5. Investment Securities (continued)

The following table provides a summary of the gross unrealized losses and fair value of investment securities  aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of June 30, 2009. The table includes investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
Federal agency - Debt	$109,193	$867	$—	$—	$109,193	$867
Federal agency - MBS	125,930	1,139	—	—	125,930	1,139
CMOs - Federal agency	585,654	8,544	—	—	585,654	8,544
CMOs - Non-agency	25,355	4,674	267,314	52,344	292,669	57,018
State and municipal	58,795	965	10,382	878	69,177	1,843
Other debt securities	4,368	154	53,977	11,365	58,345	11,519
Total securities	$909,295	$16,343	$331,673	$64,587	$1,240,968	$80,930

At June 30, 2009, total securities available-for-sale had a fair value of $3.33 billion, which included the $1.24 billion of securities available-for-sale in an unrealized loss position as of June 30, 2009.  This balance consists of $1.20 billion of temporarily impaired securities and $40.4 million of securities that had non-credit related impairment recognized in AOCI.  At June 30, 2009, the Company had 181 debt securities in an unrealized loss position. The debt securities in an unrealized loss position include 5 Federal agency debt securities, 10 Federal agency MBS, 32 Federal agency CMOs, 33 private label CMOs, 91 state and municipal securities and 10 other debt securities.  The largest component of the unrealized loss at June 30, 2009 was $57.0 million and related to private label collateralized mortgage obligations. The Company monitors the performance of the mortgages underlying these bonds. Although there has been some deterioration in collateral performance, the Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs held largely to the current absence of liquidity in the credit markets and not to deterioration in credit quality. These securities remain highly rated by the rating agencies. Other than the $1.5 million credit loss discussed in Non-Agency CMOs above, the Company expects to receive all contractual principal and interest payments due on its CMO debt securities.  Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high-end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of an other-than-temporary impairment charge.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions.  Liquidity pressures in 2008 and in 2009 caused a general decline in the value of corporate debt.  The CDOs held in available-for-sale securities at June 30, 2009 are the most senior tranches of each issue. The market for CDOs was inactive in 2008 and 2009. The fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance.  The Company attributes the $6.5 million unrealized loss on CDOs at June 30, 2009 to the illiquid credit markets.  The senior notes have collateral that exceeds the outstanding debt by over 35 percent.  Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

Excluding the investments which had non-credit related impairment, the Company does not consider the debt securities in the above table to be other than temporarily impaired at June 30, 2009.

Note 5. Investment Securities (continued)

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

The following table provides the expected remaining maturities of debt securities included in the securities portfolio as of June 30, 2009, except for mortgage-backed securities which are allocated according to final maturities.  Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

	One year	Over 1 year	Over 5 years	Over
(in thousands)	or less	thru 5 years	thru 10 years	10 years	Total
U.S. Treasury	$15,831	$—	$—	$—	$15,831
Federal agency - Debt	357,822	—	15,595	24,992	398,409
Federal agency - MBS	18	392,994	80,757	111,163	584,932
CMOs - Federal agency	55,292	895,408	577,642	22,333	1,550,675
CMOs - Non-agency	33,264	171,309	88,096	—	292,669
State and municipal	31,576	143,679	155,860	72,668	403,783
Other	—	9,366	55,602	—	64,968
Total debt securities	$493,803	$1,612,756	$973,552	$231,156	$3,311,267

Amortized cost	$502,602	$1,615,974	$1,006,018	$231,265	$3,355,859

Note 6. Shareholders’ Equity

There were no purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act of 1934 during the three-month period ended June 30, 2009.

On November 21, 2008, City National Corporation received aggregate proceeds of $400 million from the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company’s common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the

Note 6. Shareholders’ Equity

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

On May 8, 2009, the Corporation completed an offering of 2.8 million common shares at $39.00 per share. The net proceeds from the offering were $104.3 million.  On May 15, 2009, the underwriters exercised their over-allotment option to purchase an additional 420,000 shares of the Corporation’s common stock at $39.00 per share. The net proceeds from the exercise of the over-allotment option were $15.6 million. Common stock qualifies as Tier 1 capital.

Note 7. Earnings per Common Share

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

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Basic EPS:
Net income attributable to City National Corporation	$6,773	$35,484	$14,233	$79,471
Less: Dividends on preferred stock	5,501	—	11,002	—
Net income available to common shareholders	$1,272	$35,484	$3,231	$79,471
Less: Earnings allocated to participating securities	55	321	143	674
Earning allocated to common shareholders	$1,217	$35,163	$3,088	$78,797

Weighted average common shares outstanding	50,416	47,849	49,028	47,839

Basic earnings per common share	$0.02	$0.74	$0.06	$1.65

Diluted EPS:
Earnings allocated to common shareholders (1)	$1,217	$35,164	$3,088	$78,800

Weighted average common shares outstanding	50,416	47,849	49,028	47,839
Dilutive effect of equity awards	135	330	110	325
Weighted average diluted common shares outstanding	50,551	48,179	49,138	48,164

Diluted earnings per common share	$0.02	$0.73	$0.06	$1.64

(1)

Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

Note 7. Earnings per Common Share

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options and common stock warrants. Antidilutive stock options and common stock warrants are not included in the calculation of basic or diluted EPS.  There were 3,327,903 outstanding stock options and 1,128,668 common stock warrants that were antidilutive for the three-months ended June 30, 2009 compared to 3,353,706 outstanding stock options that were antidilutive for the same period in 2008.  There were 3,566,710 outstanding stock options and 1,128,668 common stock warrants that were antidilutive for the six-months ended June 30, 2009 compared to 3,090,719 outstanding stock options that were antidilutive for the same period in 2008.

Note 8. Share-Based Compensation

The Company applies FASB Statement No. 123 (revised), Share-Based Payment, (“SFAS 123R”) in accounting for stock option plans.  The Company uses a Black-Scholes methodology to determine the share-based compensation expense for the plans. On June 30, 2009, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  No new awards will be granted under predecessor plans. A description of the Plan is provided below. The compensation cost that has been recognized for all share-based awards was $3.7 million and $7.2 million for the three- and six-month periods ended June 30, 2009, respectively, and $3.7 million and $7.2 million for the three- and six-months ended June 30, 2008, respectively. The Company received $0.5 million and $7.0 million in cash for the exercise of stock options during the six-month periods ended June 30, 2009 and 2008, respectively.  The tax expense recognized for share-based compensation arrangements in equity was $0.7 million for the six-months ended June 30, 2009, compared with a tax benefit of $1.3 million for the six months ended June 30, 2008.

Plan Description

The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors.  No grants of performance shares, performance share units, performance units or stock appreciation rights had been made as of June 30, 2009. The purpose of the Plan is to promote the success of the Company by providing an additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interests through equity grants.  Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee (“Committee”).  The participant is entitled to dividends and voting rights for all shares issued even though they are not vested.  Restricted stock awards issued under predecessor plans vest over five years.  The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of service, which may include disability or death. Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006.  All unexercised options expire 10 years from the grant date.  At June 30, 2009 there were approximately 2.3 million shares available for future grants.

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

Note 8. Share-Based Compensation (continued)

To estimate the fair value of stock option awards, the Company uses the Black-Scholes valuation method, which incorporates the assumptions summarized in the table below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted-average volatility	31.44%	29.72%	31.42%	29.28%
Dividend yield	1.09%	4.15%	3.51%	3.53%
Expected term (in years)	5.74	6.50	6.10	6.04
Risk-free interest rate	3.29%	4.06%	2.81%	3.97%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the six-month periods ended June 30, 2009 and 2008 were $6.50 and $12.48, respectively.  The total intrinsic values of options exercised during the six-month periods ended June 30, 2009 and 2008 were $125 thousand and $4.7 million, respectively.

A summary of option activity and related information under the Plan for the six-month period ended June 30, 2009 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term

Outstanding at January 1, 2009	4,029	$55.28
Granted	1,048	26.72
Exercised	(18)	30.76
Forfeited or expired	(137)	45.08
Outstanding at June 30, 2009	4,922	$49.57	$12,704	5.98
Exercisable at June 30, 2009	3,040	$53.86	$2,142	4.11

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the six-month period ended June 30, 2009 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)
Unvested at January 1, 2009	1,267	$15.15
Granted	1,048	6.50
Vested	(415)	16.18
Forfeited	(18)	13.08
Unvested at June 30, 2009	1,882	$10.12

The number of options vested during the six-month periods ended June 30, 2009 and 2008 were 415,304 and 379,495, respectively.  The total fair value of options vested during the six-month periods ended June 30, 2009 and June 30, 2008 was $6.7 million and $6.5 million, respectively.  As of June 30, 2009, there was $14.9 million of unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Note 8. Share-Based Compensation (continued)

A summary of changes in restricted stock and related information for the six-month period ended June 30, 2009 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock	(in thousands)	(per share)
Unvested at January 1, 2009	436	$65.57
Granted	288	27.48
Vested	(95)	70.69
Forfeited	(7)	60.02
Unvested at June 30, 2009	622	$47.21

Restricted stock is valued at the closing price of the Company’s stock on the date of award.  The weighted-average grant-date fair values of options granted during the six-month periods ended June 30, 2009 and 2008 were $27.48 and $54.48, respectively.  The number of restricted shares vested during the six-month periods ended June 30, 2009 and 2008 were 95,007 and 100,112, respectively.  The total fair value of restricted shares vested during the six-month periods ended June 30, 2009 and 2008 were $6.7 million and $6.3 million, respectively.  The compensation expense related to restricted stock for the first six months of 2009 was $3.7 million compared with $3.1 million for the same period in 2008. As of June 30, 2009, the unrecognized compensation cost related to restricted shares granted under the plan was $20.1 million. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Note 9. Derivative Instruments

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

The following table presents the notional amount of interest-rate swap contracts held or issued for risk management purposes (hedging) as of June 30, 2009 and June 30, 2008.  The notional amount of the contract is not recorded on the consolidated balance sheets but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties.

Notional Amount of Derivative Instruments

Designated as Hedging

	Notional Amount
	As of June 30,
(in millions)	2009	2008
Interest-rate swaps-fair value
Receive-fixed/pay-variable
Certificates of deposit	$20.0	$20.0
Long-term and subordinated debt	362.4	375.0
Total fair value contracts	$382.4	$395.0

Interest-rate swaps-cash flow
Receive-fixed/pay-variable
U.S. Dollar LIBOR based loans	$200.0	$200.0
Prime based loans	125.0	175.0
Total cash flow contracts	$325.0	$375.0
Total derivatives designated as hedging	$707.4	$770.0

Note 9. Derivative Instruments (continued)

The following tables present the fair value and balance sheet classification for interest-rate swaps designated as hedging as of June 30, 2009 and June 30, 2008.  Fair values are reported on a gross basis even when the swap contract is subject to a master netting agreement. Interest-rate swap contracts in a gain position are presented in the Asset Derivatives table. Interest-rate swap contracts in a loss position are presented in the Liability Derivatives table. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Fair Value of Derivative Instruments

Designated as Hedging

	Asset Derivatives
	June 30, 2009		June 30, 2008
(in millions)	Location in Consolidated Balance Sheets	Fair Value (1)	Location in Consolidated Balance Sheets	Fair Value (1)
Interest-rate swaps-fair value
Certificates of deposit	Other assets	$1.3	Other assets	$0.9
Long-term and subordinated debt	Other assets	29.2	Other assets	10.9
Total fair value contracts		$30.5		$11.8

Interest-rate swaps-cash flow
U.S. Dollar LIBOR based loans	Other assets	$9.2	Other assets	$2.7
Prime based loans	Other assets	3.4	Other assets	1.0
Total cash flow contracts		$12.6		$3.7
Total derivatives designated as hedging		$43.1		$15.5

(1) Fair value is the estimated gain to settle derivative contracts plus net interest receivable.

Fair Value of Derivative Instruments

Designated as Hedging

	Liability Derivatives
	June 30, 2009		June 30, 2008
(in millions)	Location in Consolidated Balance Sheets	Fair Value (1)	Location in Consolidated Balance Sheets	Fair Value (1)
Interest-rate swaps-fair value
Certificates of deposit	Other liabilities	$—	Other liabilities	$—
Long-term and subordinated debt	Other liabilities	—	Other liabilities	—
Total fair value contracts		$—		$—

Interest-rate swaps-cash flow
U.S. Dollar LIBOR based loans	Other liabilities	$—	Other liabilities	$—
Prime based loans	Other liabilities	—	Other liabilities	1.0
Total cash flow contracts		$—		$1.0
Total derivatives designated as hedging		$—		$1.0

(1) Fair value is the estimated loss to settle derivative contracts.

The Company had no swaps designated as hedging instruments that were in a loss position at June 30, 2009.

Note 9. Derivative Instruments (continued)

As of June 30, 2009, the Company had $707.4 million notional amount of interest-rate swaps, of which $382.4 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $30.5 million resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $28.9 million. The remaining $1.6 million of fair value represents interest receivable.  The positive fair value of $12.6 million on cash flow hedges of variable-rate loans resulted in the recognition of other assets and an other comprehensive income before taxes of $11.7 million.  The remaining $0.9 million of fair value represents interest receivable.

Amounts to be paid or received on the interest-rate swaps designated as cash flow hedges are reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $2.9 million and $5.8 million that were reclassified into interest income during the three- and six-month periods ended June 30, 2009.  Within the next 12 months, $3.4 million of other comprehensive income is expected to be reclassified into interest income.

As of June 30, 2008, the Company had $770.0 million notional amount of interest-rate swaps, of which $395.0 million were designated as fair value hedges and $375.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $11.8 million resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $10.9 million. The remaining $0.9 million of fair value represents interest receivable.  The positive fair value of $3.7 million on cash flow hedges of variable-rate loans resulted in the recognition of other assets and other comprehensive income before taxes of $3.2 million. The remaining $0.5 million of fair value represents interest receivable. The negative fair value of $1.0 million on cash flow hedges of variable rate loans resulted in a recognition of an other liability.

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap agreements contain credit-risk-related contingent features.  For agreements that contain credit-risk features, the amount of collateral required to be delivered or received is impacted by the credit ratings of the Company and its counterparties.  At June 30, 2009, the Company had no swap contracts that contain credit-risk contingent features in a net liability position.

The Company’s interest-rate swaps had $12.5 million of credit risk exposure at June 30, 2009 and $7.6 million as of June 30, 2008. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received.  The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. At June 30, 2009, collateral valued at $20.1 million had been received from swap counterparties. At June 30, 2008, collateral valued at $6.8 million had been received from counterparties.

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense.  The impact of interest-rate swaps on interest income and interest expense for the three- and six- month periods ended June 30, 2009 and 2008 is provided below:

The Effect of Derivative Instruments on the Consolidated Statements of Income

(in millions)

Derivatives in Statement 133	Location in Consolidated Statement of	Amount of Income (Expense) Recognized on Derivatives Three Months Ended June 30,		Amount of Income (Expense) Recognized on Derivatives Six Months Ended June 30,
Fair Value Hedging Relationship	Income	2009	2008	2009	2008
Interest-rate swaps-fair value	Interest expense	$3.8	$2.0	$6.9	$2.8
Interest-rate swaps-cash flow	Interest income	2.9	1.6	5.8	2.6
Total income (expense)		$6.7	$3.6	$12.7	$5.4

Note 9. Derivative Instruments (continued)

Fair value and cash flow interest-rate swaps increased net interest income by $6.7 million and $12.7 million for the three- and six-month periods ended June 30, 2009, and increased net interest income by $3.6 million and $5.4 million for the same periods in 2008.

Changes in fair value of the effective portion of cash flow hedges is reported in AOCI.  When the cash flows associated with the hedged item are realized, the gain or loss included in Accumulated other comprehensive income (loss) is recognized in the same location in the consolidated statements of income, Interest income on loans and leases, as income on the hedged item.  Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in Other noninterest income in the consolidated statements of income.

The table below provides the amount of after-tax gain (loss) on the change in fair value of cash flow hedges recognized in AOCI for the three- and six-month periods ended June 30, 2009 and 2008:

The Effect of Derivative Instruments on the Consolidated Balance Sheets

(in millions)

Derivatives in Statement 133	Amount of After-Tax Gain (Loss) Recognized in AOCI (1) on Derivatives Three Months Ended June 30,		Amount of After-Tax Gain (Loss) Recognized in AOCI (1) on Derivatives Six-Months Ended June 30,
Cash Flow Hedging Relationship	2009	2008	2009	2008
Interest-rate swaps-cash flow	$(1.4)	$(4.2)	$(0.1)	$(1.6)

(1) Net of taxes of ($0.9) million and ($3.0) million for the three months ended June 30, 2009 and 2008, respectively.  Net of taxes of $0.1 million and ($1.0) million for the six months ended June 30, 2009 and 2008, respectively.

The table below provides the amount of gain (loss) on cash flow hedges reclassified from AOCI to interest income for the three-and six-month periods ended June 30, 2009 and 2008:

The Effect of Derivative Instruments on the Consolidated Statements of Income

(in millions)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Three Months Ended June 30,		Amount of Gain (Loss) Reclassified from AOCI into Income Six Months Ended June 30,
(Effective portion)	2009	2008	2009	2008
Interest income	$2.9	$1.6	$5.8	$2.6

The amount of hedge ineffectiveness on cash flow hedges was nominal for the three- and six-month periods ended June 30, 2009 and 2008.

The Company also offers various derivative products to clients and enters into derivative transactions in due course.  These derivative contracts are offset by paired trades with unrelated third parties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting.  The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income.  Fair values are obtained

Note 9. Derivative Instruments (continued)

from verifiable third-party sources that have considerable experience with the derivative markets.  The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts.

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

The following table presents the notional balance of derivative contracts not designated as hedging instruments as of June 30, 2009 and 2008:

Notional Amount of Derivative Instruments

Not Designated as Hedging

	Notional Amount
	As of June 30,
(in millions)	2009	2008

Client Related, Trading and Other
Interest-rate contracts:
Swaps	$822.6	$214.5
Interest-rate caps, floors and collars	133.2	107.8
Options purchased	2.0	0.5
Options written	2.0	0.5
Total interest-rate contracts	$959.8	$323.3

Equity index futures	$1.7	$1.6

Foreign exchange contracts:
Spot and forward contracts	$222.4	$204.2
Options purchased	10.3	160.4
Options written	10.3	160.4
Total foreign exchange contracts	$243.0	$525.0

Total derivatives not designated as hedging	$1,204.5	$849.9

The following tables present the fair values and balance sheet classification for derivative contracts not designated as hedging instruments as of June 30, 2009 and June 30, 2008.  Fair values are reported on a gross basis. Contracts with a positive fair value (gain) are presented in the Asset Derivatives table, while those with a negative fair value (loss) are presented in the Liability Derivatives table:

Note 9. Derivative Instruments (continued)

Fair Value of Derivative Instruments

Not Designated as Hedging

	Asset Derivatives
	June 30, 2009		June 30, 2008
(in millions)	Location in Consolidated Balance Sheets	Fair Value (1)	Location in Consolidated Balance Sheets	Fair Value (1)
Client Related, Trading and Other
Interest-rate contracts	Other assets	$11.4	Other assets	$2.1
Option contracts	Other assets	0.1	Other assets	0.1
Equity index futures	Other assets	0.1	Other assets	—
Foreign exchange contracts	Other assets	3.9	Other assets	7.1
Total derivatives not designated as hedging		$15.5		$9.3

(1) Fair value is the estimated gain to settle derivative contracts plus interest receivable.

Fair Value of Derivative Instruments

Not Designated as Hedging

	Liability Derivatives
	June 30, 2009		June 30, 2008
(in millions)	Location in Consolidated Balance Sheets	Fair Value (1)	Location in Consolidated Balance Sheets	Fair Value (1)
Client Related, Trading and Other
Interest-rate contracts	Other liabilities	$10.7	Other liabilities	$2.2
Option contracts	Other liabilities	0.1	Other liabilities	0.1
Equity index futures	Other liabilities	—	Other liabilities	—
Foreign exchange contracts	Other liabilities	3.6	Other liabilities	7.3
Total derivatives not designated as hedging		$14.4		$9.6

(1) Fair value is the estimated loss to settle derivative contracts plus interest payable.

The Company offers a certificate of deposit product (“ELCD”) which provides a return based on the performance of an equity index. Under SFAS 133, a rate of return tied to a market index represents an embedded derivative.  The embedded derivative associated with the certificate of deposit is treated as a written option contract with the depositor. The Company purchased offsetting options from a counterparty bank. These positions are not designated as hedges under SFAS 133 and are marked to market each reporting period. At June 30, 2009, the notional balance of both the written and purchased options was $2.0 million. At June 30, 2008, the notional balance of both the written and purchased options was $0.5 million.

Derivative contracts not designated as hedges are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income.  The table below provides the amount of gains and losses on these derivative contracts for the three- and six-month periods ended June 30, 2009 and 2008:

Note 9. Derivative Instruments (continued)

The Effect of Derivative Instruments on the Consolidated Statements of Income

(in millions)

Derivatives Not Designated as	Location in Consolidated Statements of	Amount of Gain (Loss) Recognized on Derivatives Three Months Ended June 30,		Amount of Gain (Loss) Recognized on Derivatives Six Months Ended June 30,
Hedging	Income	2009	2008	2009	2008
Interest-rate contracts	Other noninterest income	$1.0	$0.1	$1.3	$(0.2)
Option contracts	Other noninterest income	—	—	—	—
Equity index futures	Other noninterest income	(0.4)	0.1	(0.1)	0.3
Foreign exchange contracts	International services income	4.9	5.1	8.8	10.0
Total income		$5.5	$5.3	$10.0	$10.1

Note 10. Income Taxes

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense. The Company recognized approximately $0.5 million and $0.3 million of interest and penalties expense for the six-month periods ended June 30, 2009 and June 30, 2008, respectively. The Company had approximately $6.7 million, $6.3 million and $9.2 million of accrued interest and penalties as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

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

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of June 30, 2009, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

Note 11. Retirement Plans

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries.  The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. The Company recorded profit sharing contributions expense of $1.3 million and $2.0 million for the three- and six-month periods ended June 30, 2009, respectively. Profit sharing contribution expense was $3.7 million and $8.5 million for the same periods in 2008, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) for one of its executive officers.  The SERP meets the definition of a pension plan per FASB Statement No. 87, Employers’ Accounting for Pensions. The Company applies FASB Statement No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans, in accounting for the SERP.  At June 30, 2009, there was a $4.4 million unfunded pension liability related to the SERP.  Pension expense for the three-and six-month periods ended June 30, 2009 was $0.2 million and $0.4 million, respectively.  Pension expense was $0.1 million and $0.2 million for the same periods in 2008, respectively.

Note 11. Retirement Plans (continued)

There is also a SERP covering three former executives of the Pacific Bank, which the Company acquired in 2000.  As of June 30, 2009, there was an unfunded pension liability for this SERP of $2.3 million.  Expense for both the three- and six-month periods ended June 30, 2009 and 2008 was insignificant.

The Company does not provide any other post-retirement employee benefits beyond the profit-sharing retirement plan and the SERPs.

Note 12. Guarantees

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term guarantee.  The maximum liability under the guarantee is $23 million.  The Company does not expect to make any payments under the terms of this guarantee, and accordingly, has not accrued for any portion of it.

Note 13. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing.  The Company evaluates its interest in these entities to determine whether they meet the definition of a variable interest entity (“VIE”) and whether the Company is required to consolidate these entities.  The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities.  The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities.  Subsequently, the carrying value is amortized over the stream of available tax credits and benefits.  The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits.  The balance of the investments in these entities was $96.4 million, $74.6 million and $70.6 million at June 30, 2009, December 31, 2008, and June 30, 2008, respectively, and is included in Affordable housing investments in the consolidated balance sheets.  Unfunded commitments for affordable housing investments of $20.7 million as of June 30, 2009 were recorded in Other liabilities in the consolidated balance sheets.

Of the affordable housing investments held as of June 30, 2009, the Company had a significant variable interest in four affordable housing partnerships.  These interests were acquired at various times from 1998 to 2001.  The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $10.2 million aggregate carrying value of these investments as of June 30, 2009. There were no unfunded commitments for these affordable housing investments as of June 30, 2009.

The Company also has ownership interests in several private equity investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs.  The investment in these entities is carried at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities.  The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income.  The balance in these entities was $38.7 million, $35.6 million and $31.8 million at June 30, 2009, December 31, 2008, and June 30, 2008, respectively, and is included in Other assets in the consolidated balance sheets.  Income associated with these investments is reported in Other noninterest income in the consolidated statements of income. The Company reviews these investments at least quarterly for possible other-than-temporary impairment. The review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment’s cash flows and capital needs, the viability of its business model and the Company’s exit strategy.  If and when declines in value are considered to be other-than-temporary, the Company reduces the asset value. The estimated loss would be recognized as a loss in Other noninterest income in the consolidated statements of income.  An impairment loss of $0.4 million was recognized on private equity investments in the second quarter of 2009.

In addition to the above, Convergent Wealth is the administrative manager of the Barlow Long-Short Equity Fund, a hedge fund that is a VIE. Convergent Wealth is not a primary beneficiary and, therefore, is not required to consolidate this entity.

Note 14.  Noncontrolling Interest

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

The Company adopted SFAS 160 effective January 1, 2009.  See Note 1, Summary of Significant Accounting Policies.  Under SFAS 160, noncontrolling interest in the Company’s majority-owned affiliates are reported as a separate component of equity in Noncontrolling interest in the consolidated balance sheets.  Net income attributable to noncontrolling interest is no longer deducted to arrive at consolidated net income. Instead, consolidated net income is attributed to controlling and noncontrolling interest in the consolidated statements of income.

Redeemable Noncontrolling Interest

The Corporation holds a majority ownership interest in eight and a noncontrolling interest in one investment management and wealth advisory affiliates. In general, the management of each majority-owned affiliate has a significant noncontrolling ownership position in their firm and supervises the day-to-day operations of the affiliate. The Corporation is in regular contact with each affiliate regarding their operations and is an active participant in the management of the affiliates through its position on each firm’s board.

The Corporation’s investment in each affiliate is governed by operating agreements and other arrangements which provide the Corporation certain rights, benefits and obligations.  The Corporation determines the appropriate method of accounting based upon these agreements and the factors contained therein.  All majority-owned affiliates have met the criteria for consolidation and are accordingly included in the consolidated financial statements. All material intercompany balances and transactions are eliminated. The Corporation applies the equity method of accounting to investments where it holds a noncontrolling interest.  For equity method investments, the Corporation’s portion of income before taxes is included in Trust and investment fees in the consolidated statements of income.

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

As of June 30, 2009, affiliate noncontrolling owners held equity interests with an estimated fair value of $36.8 million.  This estimate reflects the maximum obligation to purchase equity interests in the affiliates.  The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time.  The terms of the put provisions vary by agreement, but the value of the put is intended to equal or approximate the fair market value of the interests.  The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of an interest holder.

Note 14. Noncontrolling Interest (continued)

With the adoption of SFAS 160, the Company was required to apply the measurement guidance of EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), and record the redemption value of redeemable noncontrolling interest in the consolidated balance sheets for the current period as well as retrospectively for all prior periods presented.  In accordance with the provisions of Topic D-98, the Company restated all prior periods presented by reflecting the redeemable noncontrolling interest at its estimated fair value amount for that period-end, with an offset to additional paid-in capital.

Redeemable noncontrolling interest is not considered to be permanent equity and continues to be reported in the mezzanine section between liabilities and equity in the consolidated balance sheets.

Note 15. Segment Results

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

Business segment earnings are the primary measure of the segment’s performance as evaluated by management.  Business segment earnings include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations.  Allocations of corporate expenses, such as data processing and human resources, are calculated based on estimated activity levels for the fiscal year.  Costs associated with intercompany support groups, such as Operational Services, are allocated to each business segment based on actual services used.  Capital is allocated based on the estimated  risk within each business segment.  The methodology of allocating capital is based on each business segment’s credit, market, and operational risk profile.  If applicable, any provision for credit losses is allocated based on various credit factors, including but not limited to, credit risk ratings, ratings migration, charge-offs and recoveries and loan growth. Income taxes are charged to the business segments at the statutory rate.  The Other segment includes an adjustment to reconcile to the Company’s overall effective tax rate.

Note 15. Segment Results (continued)

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

	For the three months ended June 30, 2009
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$153,361	$798	$1,417	$155,576
Provision for credit losses	70,000	—	—	70,000
Noninterest income	39,826	32,501	(8,070)	64,257
Depreciation and amortization	3,079	1,400	3,142	7,621
Noninterest expense	116,481	32,191	(12,159)	136,513
Income (loss) before income taxes	3,627	(292)	2,364	5,699
Provision (benefit) for income taxes	1,523	(123)	(2,386)	(986)
Net income (loss)	2,104	(169)	4,750	6,685
Less: Net loss attributable to noncontrolling interest	—	—	(88)	(88)
Net income (loss) attributable to parent	$2,104	$(169)	$4,838	$6,773

Selected Average Balances:
Loans and leases	$12,293,832	$—	$60,428	$12,354,260
Total assets	12,442,086	571,729	4,355,496	17,369,311
Deposits	12,626,885	72,929	1,323,461	14,023,275
Goodwill	317,801	141,617	—	459,418
Customer-relationship intangibles, net	9,763	28,306	—	38,069

Note 15. Segment Results (continued)

	For the three months ended June 30, 2008
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$154,150	$1,519	$(5,501)	$150,168
Provision for credit losses	35,000	—	—	35,000
Noninterest income	47,315	53,643	(19,494)	81,464
Depreciation and amortization	3,353	583	3,052	6,988
Noninterest expense	113,302	36,322	(16,111)	133,513
Income (loss) before income taxes	49,810	18,257	(11,936)	56,131
Provision (benefit) for income taxes	20,921	7,667	(10,203)	18,385
Net income (loss)	28,889	10,590	(1,733)	37,746
Less: Net income attributable to noncontrolling interest	—	—	2,262	2,262
Net income (loss) attributable to parent	$28,889	$10,590	$(3,995)	$35,484

Selected Average Balances:
Loans and leases	$11,993,117	$198	$65,539	$12,058,854
Total assets	12,255,917	570,796	3,250,443	16,077,156
Deposits	10,757,493	60,005	877,200	11,694,698
Goodwill	318,547	131,165	—	449,712
Customer-relationship intangibles, net	15,040	49,039	—	64,079

	For the six months ended June 30, 2009
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$302,168	$1,239	$(2,934)	$300,473
Provision for credit losses	120,000	—	—	120,000
Noninterest income	81,899	68,757	(39,104)	111,552
Depreciation and amortization	6,501	2,614	6,341	15,456
Noninterest expense	222,393	65,019	(25,749)	261,663
Income (loss) before income taxes	35,173	2,363	(22,630)	14,906
Provision (benefit) for income taxes	14,772	993	(15,119)	646
Net income (loss)	20,401	1,370	(7,511)	14,260
Less: Net income attributable to noncontrolling interest	—	—	27	27
Net income (loss) attributable to parent	$20,401	$1,370	$(7,538)	$14,233

Selected Average Balances:
Loans and leases	$12,312,682	$—	$62,032	$12,374,714
Total assets	12,465,500	584,280	3,843,142	16,892,922
Deposits	12,049,187	74,213	1,312,058	13,435,458
Goodwill	317,801	141,651	—	459,452
Customer-relationship intangibles, net	10,265	28,636	—	38,901

Note 15. Segment Results (continued)

	For the six months ended June 30, 2008
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$306,245	$2,181	$(10,093)	$298,333
Provision for credit losses	52,000	—	—	52,000
Noninterest income	90,212	108,074	(37,006)	161,280
Depreciation and amortization	6,701	2,089	6,131	14,921
Noninterest expense	225,207	73,761	(32,301)	266,667
Income (loss) before income taxes	112,549	34,405	(20,929)	126,025
Provision (benefit) for income taxes	47,271	14,450	(20,735)	40,986
Net income (loss)	65,278	19,955	(194)	85,039
Less: Net income attributable to noncontrolling interest	—	—	5,568	5,568
Net income (loss) attributable to parent	$65,278	$19,955	$(5,762)	$79,471

Selected Average Balances:
Loans and leases	$11,810,499	$103	$63,514	$11,874,116
Total assets	12,082,765	559,158	3,258,408	15,900,331
Deposits	10,708,598	65,430	833,851	11,607,879
Goodwill	319,233	131,777	—	451,010
Customer-relationship intangibles, net	15,756	49,586	—	65,342

Note 16. Loan Concentration

The Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada. At June 30, 2009, California, Nevada and New York represented 89 percent, 4 percent and 4 percent of total loans outstanding, respectively. The remaining 3 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada.

Note 17. Goodwill and Customer-Relationship Intangibles

The following table summarizes the Company’s goodwill and customer-relationship intangible assets at June 30, 2009, December 31, 2008 and June 30, 2008:

(in thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Goodwill	$493,434	$493,398	$494,166
Accumulated amortization	(33,980)	(33,980)	(33,980)
Net Goodwill	$459,454	$459,418	$460,186

Customer-Relationship Intangibles
Core deposit intangibles	$47,127	$47,127	$47,127
Accumulated amortization	(37,831)	(35,728)	(32,863)
Client advisory contracts	38,662	38,662	50,070
Accumulated amortization	(10,850)	(9,442)	(9,936)
Net intangibles	$37,108	$40,619	$54,398

Note 17. Goodwill and Customer-Relationship Intangibles (continued)

Management completed an interim review of goodwill for impairment at June 30, 2009. The goodwill assessment was completed at the reporting unit level. Fair values were determined using methods consistent with current industry practices for valuing similar types of companies. A market multiple of net income was used to value the Bank reporting unit. The fair values of the wealth management affiliates were largely based on multiples of distributable revenue.  Based upon the analysis performed, the fair values of the reporting units exceeded their carrying value (including goodwill); therefore, management concluded that no impairment of goodwill existed at June 30, 2009.  The financial markets experienced less volatility during the second quarter of 2009 compared with the previous two quarters and market valuations of financial services companies have generally improved.  However, these market valuations continue to be negatively impacted by continuing uncertainty over the impact of government bailout programs and the timing and extent of an economic recovery.  As a result, management believes it will be necessary to continue to evaluate goodwill for impairment on a quarterly basis.  It is possible that a future conclusion could be reached that all or a portion of the Company’s goodwill was impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings.  Such a charge, if any, would have no impact on tangible capital and would not affect the Company’s “well-capitalized” designation.

The assessment of customer-relationship intangibles for impairment was completed at the individual asset level.  The fair value of core deposit intangibles was determined using market-based core deposit premiums from recent deposit sale transactions. The fair value of core deposit intangibles exceeded their carrying amount at June 30, 2009.  For client advisory contract intangibles recorded by the wealth management affiliates, the undiscounted projected future cash flows associated with the client contracts was compared to their carrying value to determine whether there was impairment. Management concluded that no impairment of customer-relationship intangibles existed at June 30, 2009.

Note 18. Subsequent Events

On July 15, 2009, the Bank entered into an unsecured subordinated debt transaction in the amount of $50 million qualifying as Tier 2 capital pursuant to applicable regulations of the Office of the Comptroller of the Currency.  The subordinated debt bears a fixed rate of interest for five years of 9.00 percent and thereafter, at the Company’s option, is reset at either LIBOR plus 600 basis points, or is reset on prime rate plus 500 basis points.  The subordinated debt matures on July 15, 2019, and no prepayment may be made prior to the fifth anniversary of the closing date.

On July 21, 2009, the Company acquired a majority interest in Lee Munder Capital Group, a Boston-based investment firm that manages assets for corporations, pensions, endowments and affluent households.  Lee Munder Capital Group was merged with Independence Investments, a Boston-based institutional asset management firm in which the Company holds a majority interest.  The combined company operates under the Lee Munder Capital Group name and as an affiliate of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.  See Note 2, Business Combinations, for further discussion of the acquisition.

The Company has evaluated subsequent events through August 5, 2009, the date that these consolidated financial statements were issued.

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			June 30, 2009 from
	June 30,	March 31,	June 30,	March 31,	June 30,
Dollars in thousands, except per share amounts (1)	2009	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Net income atrributable to City National Corporation	$6,773	$7,460	$35,484	(9)%	(81)%
Net income available to common shareholders	1,272	1,959	35,484	(35)	(96)
Net income per common share, basic	0.02	0.04	0.74	(50)	(97)
Net income per common share, diluted	0.02	0.04	0.73	(50)	(97)
Dividends per common share	0.10	0.25	0.48	(60)	(79)

At Quarter End
Assets	$17,660,785	$16,933,530	$16,339,258	4	8
Securities	3,468,463	2,983,465	2,507,807	16	38
Loans and leases	12,421,342	12,305,114	12,178,330	1	2
Deposits	14,498,251	13,689,550	11,896,337	6	22
Common shareholders’ equity	1,757,438	1,633,339	1,615,004	8	9
Total equity	2,173,916	2,049,370	1,640,714	6	32
Book value per common share	34.14	33.87	33.80	1	1

Average Balances
Assets	$17,369,311	$16,411,240	$16,077,156	6	8
Securities	3,364,194	2,417,149	2,453,162	39	37
Loans and leases	12,354,260	12,395,396	12,058,854	(0)	2
Deposits	14,023,275	12,841,108	11,694,698	9	20
Common shareholders’ equity	1,729,584	1,634,612	1,650,753	6	5
Total equity	2,145,859	2,050,401	1,676,430	5	28

Selected Ratios
Return on average assets (annualized)	0.16%	0.18%	0.89%	(11)	(82)
Return on average common shareholders’ equity (annualized)	0.29	0.49	8.65	(41)	(97)
Corporation’s tier 1 leverage	10.38	10.30	7.89	1	32
Corporation’s tier 1 risk-based capital	12.61	12.00	9.03	5	40
Corporation’s total risk-based capital	14.31	13.70	10.95	4	31
Period-end common shareholders’ equity to period-end assets	9.95	9.65	9.88	3	1
Period-end total equity to period-end assets	12.31	12.10	10.04	2	23
Dividend payout ratio, per common share	383.66	619.32	65.40	(38)	487
Net interest margin	3.98	4.00	4.23	(1)	(6)
Expense to revenue ratio (2)	63.80	68.14	59.70	(6)	7

Asset Quality Ratios
Nonaccrual loans to total loans and leases	3.05%	2.55%	0.87%	20	251
Nonaccrual loans and OREO to total loans and leases and OREO	3.19	2.65	0.95	20	236
Allowance for loan and lease losses to total loans and leases	2.06	1.96	1.52	5	36
Allowance for loan and lease losses to nonaccrual loans	67.68	77.03	174.30	(12)	(61)
Net charge-offs to average loans (annualized)	(1.84)	(1.10)	(0.63)	67	192

At Quarter End
Assets under management (3)	$30,286,415	$28,414,005	$33,773,408	7	(10)
Assets under management or administration (3)	47,838,854	45,722,158	53,509,662	5	(11)

(1)	Certain prior period amounts have been restated to conform to the current period presentation.

(2)

The expense to revenue ratio is defined as noninterest expense excluding other real estate owned (“OREO”) expense divided by total revenue (net interest income on a fully taxable-equivalent basis and noninterest income).

(3)

Excludes $7.48 million, $4.49 million and $8.97 billion of assets under management for the asset manager in which the Company holds a noncontrolling interest as of June 30, 2009, March 31, 2009, and June 30, 2008, respectively.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” on page 71 in connection with “forward-looking” statements included in this report.

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

RECENT DEVELOPMENTS

Economic conditions continued to weaken in the second quarter of 2009—nationally and in the markets the Company serves. California and Nevada, in particular, experienced significant declines in real estate values and substantially higher unemployment rates. The weak economy, extraordinarily low interest rates, continuing weakness in the real estate and financial markets, and higher FDIC costs for all banks including the FDIC special assessment fee, as well as dividends on preferred stock held by the United States Department of the Treasury (“Treasury”), had a negative impact on second quarter earnings. Continued market volatility and illiquid market conditions resulted in the recognition of additional impairments in the Company’s available-for-sale securities portfolio in the second quarter of 2009.  If these disruptions in the financial markets persist, the Company may take additional impairment charges.  Refer to “Item 1A—Risk Factors” for further discussion of business and economic conditions.

On July 21, 2009, the Company acquired a majority interest in Lee Munder Capital Group, a Boston-based investment firm that manages assets for corporations, pensions, endowments and affluent households.  Lee Munder Capital Group was merged with Independence Investments, a Boston-based institutional asset management firm in which the Company holds a majority interest. The combined company operates under the Lee Munder Capital Group name and as an affiliate of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.

On July 15, 2009, the Bank entered into an unsecured subordinated debt transaction in the amount of $50 million qualifying as Tier 2 capital pursuant to applicable regulations of the Office of the Comptroller of the Currency.  The subordinated debt bears a fixed rate of interest for five years of 9.00 percent and thereafter, at the Company’s option, is reset at either LIBOR plus 600 basis points, or is reset on prime rate plus 500 basis points.  The subordinated debt matures on July 15, 2019, and no prepayment may be made prior to the fifth anniversary of the closing date.

On July 16, 2009, the Company announced that City National Plaza in downtown Los Angeles was designated as the headquarters for both City National Corporation and its wholly owned subsidiary, City National Bank.

HIGHLIGHTS

•                  For the quarter ended June 30, 2009, consolidated net income was $6.8 million and consolidated net income available to common shareholders was $1.3 million, or $0.02 per diluted common share.  For the year-earlier quarter, consolidated net income and consolidated net income available to common shareholders was $35.5 million, or $0.73 per diluted common share. Net income available to common shareholders reflects net income less dividends on preferred stock related to the Company’s participation in the Treasury’s Capital Purchase Program. The decrease in net income available to common shareholders is primarily due to a $70.0 million provision for credit losses recorded during the second quarter of 2009 and a $12.0 million increase in FDIC premiums from the second quarter of 2008 to the second quarter of 2009.

•                  Revenue was $219.8 million for the second quarter of 2009, a decrease of 5 percent from $231.6 million for the second quarter of 2008. Revenue was up 14 percent from the first quarter of 2009 largely due to increased average securities balances and lower funding costs.

•                  Fully taxable-equivalent net interest income amounted to $158.9 million for the second quarter of 2009, up 3 percent from the same period last year and 7 percent from the first quarter of 2009.

•                  The Company’s net interest margin averaged 3.98 percent in the second quarter of 2009, down 2 basis points from the first quarter of 2009.

•                  Noninterest income totaled $64.3 million in the second quarter of 2009, a decrease of 21 percent from $81.5 million for the year-earlier quarter, largely due to a decline in wealth management fee income as a result of market conditions.  Noninterest income was up 36 percent from $47.3 million in the first quarter of 2009, reflecting first-quarter securities write-downs and a second-quarter gain on the sale of securities and other income.

•                  Noninterest expense increased 3 percent from the second quarter of 2008 due to higher FDIC costs.  FDIC premiums for the second quarter of 2009 increased $12.0 million, or 662 percent, from the same period in 2008.  This increase included the Company’s $7.6 million share of a special assessment levied against all banks that hold insured deposits.

•                  The Company’s effective tax rate for the second quarter of 2009 was a negative tax rate of 17.3 percent compared with 32.8 percent rate for the second quarter of 2008.  The decrease in effective tax rate is primarily attributable to lower pre-tax income in the current year.

•                  Total assets increased to $17.66 billion at June 30, 2009, up 4 percent from $16.93 billion at March 31, 2009 and up 8 percent from $16.34 billion at June 30, 2008, due to growth in loans and the securities portfolio.  Total average assets increased to $17.37 billion for the second quarter of 2009 from $16.41 billion for the first quarter of 2009 and $16.08 billion for the second quarter of 2008.

•                  Average loan and lease balances were $12.35 billion for the second quarter of 2009, up 2 percent from $12.06 billion for the year-earlier quarter, and down slightly from $12.40 billion from the first quarter of 2009.  In the second quarter of 2009, the Company renewed approximately $1.5 billion of loans and made approximately $900.1 million in new loan commitments.  About $590.9 million of these commitments were funded.

•                  The allowance for loan and lease losses increased to $256.0 million at June 30, 2009, from $241.6 million at March 31, 2009 and $185.1 million at June 30, 2008.  The Company’s allowance equals 2.06 percent of total loans and leases at June 30, 2009, compared with 1.96 percent at March 31, 2009 and 1.52 percent at June 30, 2008.  The Company also maintains an additional $20.4 million in reserves for off-balance sheet credit commitments.  At June 30, 2009, nonperforming assets amounted to $396.3 million, compared with $326.3 million at March 31, 2009.

•                  Nonaccrual loans totaled $378.3 million at June 30, 2009, up from $313.6 million as of March 31, 2009, and $106.2 million at June 30, 2008.  Net loan charge-offs were $56.7 million, or 1.84 percent of average total loans and leases on an annualized basis, for the second quarter of 2009, up from $33.6 million, or 1.10 percent, in the first quarter of 2009 and $18.9 million, or 0.63 percent, in the year-earlier quarter.  The increase in nonaccruals and net charge-offs occurred primarily in the Company’s real estate construction and commercial loan portfolios.

•       Average securities for the second quarter of 2009 totaled $3.36 billion, an increase of 39 percent from $2.42 billion for the first quarter of 2009 and an increase of 37 percent from $2.45 billion for the second quarter of 2008, as increased deposit balances were invested in high-grade, fixed-income instruments.

•       Average deposit balances grew to a record $14.02 billion for the second quarter of 2009, up 20 percent from $11.69 billion for the second quarter of 2008 and 9 percent from $12.84 billion for the first quarter of 2009.  Average core deposits of $12.71 billion for the second quarter of 2009 grew 20 percent from the second quarter of 2008 and amounted to 91 percent of total average deposit balances.  Total deposits also reached a record high of $14.50 billion at June 30, 2009, up 22 percent from $11.90 billion at June 30, 2008, and core deposits were up 23 percent from June 30, 2008, to a record $13.25 billion.

•       On May 5, 2009, the Company raised $120 million in a common equity offering—its first since 1993—that further strengthened the Company’s consolidated balance sheet.  The Company’s ratio of Tier 1 common shareholders’ equity to risk-based assets was 9.31 percent at June 30, 2009.  (The regulatory minimum is 4.00 percent.)  Its tangible common shareholders’ equity to tangible assets was 7.35 percent, compared to 6.95 percent at June 30, 2008, and 6.91 percent at March 31, 2009.  Refer to the Capital Adequacy Requirement section starting on page 66 for further discussion of these non-GAAP measures.  The Company’s second quarter ratio of total equity to total assets was 12.31 percent, compared to 10.04 percent at June 30, 2008, and 12.10 percent at March 31, 2009.

OUTLOOK

Management expects the Company to remain modestly profitable in 2009.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.  The following tables present the components of net interest income on a fully taxable-equivalent basis for the three- and six-month periods ended June 30, 2009 and 2008:

Net Interest Income Summary

	For the three months ended			For the three months ended
	June 30, 2009			June 30, 2008
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,720,874	$49,562	4.21%	$4,675,080	$61,606	5.30%
Commercial real estate mortgages	2,177,735	30,889	5.69	2,009,201	32,490	6.50
Residential mortgages	3,454,042	47,555	5.51	3,271,150	45,591	5.57
Real estate construction	1,153,336	8,744	3.04	1,469,469	19,856	5.43
Equity lines of credit	674,091	5,809	3.46	470,365	5,208	4.45
Installment	174,182	2,191	5.05	163,589	2,390	5.88
Total loans and leases (3)	12,354,260	144,750	4.70	12,058,854	167,141	5.57
Due from banks - interest-bearing	195,141	291	0.60	94,843	528	2.24
Federal funds sold and securities purchased under resale agreements	14,925	9	0.23	9,216	58	2.54
Securities available-for-sale	3,251,772	33,138	4.08	2,351,412	28,738	4.89
Trading securities	112,422	380	1.36	101,750	416	1.65
Other interest-earning assets	74,781	644	3.45	78,502	1,024	5.24
Total interest-earning assets	16,003,301	179,212	4.49	14,694,577	197,905	5.42
Allowance for loan and lease losses	(245,639)			(163,161)
Cash and due from banks	323,944			386,449
Other non-earning assets	1,287,705			1,159,291
Total assets	$17,369,311			$16,077,156

Liabilities and Equity (2)
Interest-bearing deposits
Interest checking accounts	$1,388,417	$1,008	0.29	$866,959	$1,511	0.70
Money market accounts	4,111,173	8,765	0.86	3,737,960	15,830	1.70
Savings deposits	221,564	409	0.74	132,972	92	0.28
Time deposits - under $100,000	220,489	783	1.42	207,427	1,490	2.89
Time deposits - $100,000 and over	1,311,472	5,103	1.56	1,143,356	8,368	2.94
Total interest-bearing deposits	7,253,115	16,068	0.89	6,088,674	27,291	1.80

Federal funds purchased and securities sold under repurchase agreements	472,246	2,084	1.77	1,262,681	7,612	2.42
Other borrowings	493,429	2,148	1.75	1,193,360	8,636	2.91
Total interest-bearing liabilities	8,218,790	20,300	0.99	8,544,715	43,539	2.05
Noninterest-bearing deposits	6,770,160			5,606,024
Other liabilities	234,502			249,987
Total equity	2,145,859			1,676,430
Total liabilities and equity	$17,369,311			$16,077,156

Net interest spread			3.50%			3.37%
Fully taxable-equivalent net interest and dividend income		$158,912			$154,366
Net interest margin			3.98%			4.23%
Less: Dividend income included in other income		644			1,024
Fully taxable-equivalent net interest income		$158,268			$153,342

(1)          Net interest income is presented on a fully taxable-equivalent basis.

(2)          Certain prior period balances have been reclassified to conform to the current period presentation.

(3)          Includes average nonaccrual loans of $353,445 and $109,652 for 2009 and 2008, respectively.

(4)          Loan income includes loan fees of $3,916 and $4,119 for 2009 and 2008, respectively.

Net Interest Income Summary

	For the six months ended			For the six months ended
	June 30, 2009			June 30, 2008
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,738,282	$99,020	4.21%	$4,565,364	$131,150	5.78%
Commercial real estate mortgages	2,188,903	62,027	5.71	1,992,366	66,073	6.67
Residential mortgages	3,430,351	95,115	5.55	3,224,993	90,147	5.59
Real estate construction	1,192,291	18,465	3.12	1,466,885	43,419	5.95
Equity lines of credit	652,093	11,080	3.43	454,330	11,370	5.03
Installment	172,794	4,354	5.08	170,178	5,242	6.19
Total loans and leases (3)	12,374,714	290,061	4.73	11,874,116	347,401	5.88
Due from banks - interest-bearing	164,875	446	0.54	86,501	1,051	2.44
Federal funds sold and securities purchased under resale agreements	12,997	15	0.23	8,447	122	2.90
Securities available-for-sale	2,779,547	59,924	4.31	2,398,702	58,137	4.85
Trading securities	113,740	435	0.77	90,021	1,022	2.28
Other interest-earning assets	74,890	1,287	3.46	75,166	2,050	5.48
Total interest-earning assets	15,520,763	352,168	4.58	14,532,953	409,783	5.67
Allowance for loan and lease losses	(240,708)			(163,924)
Cash and due from banks	329,390			382,752
Other non-earning assets	1,283,477			1,148,550
Total assets	$16,892,922			$15,900,331

Liabilities and Equity (2)
Interest-bearing deposits
Interest checking accounts	$1,244,049	$1,875	0.30	$844,924	$2,924	0.70
Money market accounts	4,004,548	18,477	0.93	3,674,404	38,013	2.08
Savings deposits	193,723	674	0.70	133,775	214	0.32
Time deposits - under $100,000	227,416	2,066	1.83	213,823	3,427	3.22
Time deposits - $100,000 and over	1,386,995	12,537	1.82	1,235,931	21,543	3.51
Total interest-bearing deposits	7,056,731	35,629	1.02	6,102,857	66,121	2.18

Federal funds purchased and securities sold under repurchase agreements	596,959	4,263	1.44	1,201,929	17,242	2.88
Other borrowings	509,666	5,002	1.98	1,156,194	19,763	3.44
Total interest-bearing liabilities	8,163,356	44,894	1.11	8,460,980	103,126	2.45
Noninterest-bearing deposits	6,378,726			5,505,022
Other liabilities	252,446			260,599
Total equity	2,098,394			1,673,730
Total liabilities and equity	$16,892,922			$15,900,331

Net interest spread			3.47%			3.22%
Fully taxable-equivalent net interest and dividend income		$307,274			$306,657
Net interest margin			3.99%			4.24%
Less: Dividend income included in other income		1,287			2,050
Fully taxable-equivalent net interest income		$305,987			$304,607

(1)          Net interest income is presented on a fully taxable—equivalent basis.

(2)          Certain prior period balances have been reclassified to conform to the current period presentation.

(3)          Includes average nonaccrual loans of $318,096 and $104,673 for 2009 and 2008, respectively.

(4)          Loan income includes loan fees of $8,467 and $8,816 for 2009 and 2008, respectively.

Net interest income was $155.6 million for the second quarter of 2009, compared to $150.2 million for the same quarter last year and $144.9 million for the first quarter of 2009.  Fully taxable-equivalent net interest and dividend income totaled $158.9 million for the second quarter of 2009, compared with $154.4 million for the same quarter last year and $148.4 million for the first quarter of 2009.

	For the three months ended			For the three
	June 30,		%	months ended	%
(in millions)	2009	2008	Change	March 31, 2009	Change
Average Loans and Leases	$12,354.3	$12,058.9	2	$12,395.4	(0)
Average Total Securities	3,364.2	2,453.2	37	2,417.1	39
Average Earning Assets	16,003.3	14,694.6	9	15,032.9	6
Average Deposits	14,023.3	11,694.7	20	12,841.1	9
Average Core Deposits	12,711.8	10,551.3	20	11,377.8	12
Fully Taxable-Equivalent Net Interest Income	158.9	154.4	3	148.4	7
Net Interest Margin	3.98%	4.23%	(6)	4.00%	(0)

The Company’s yield on earning assets for the second quarter of 2009 was 4.49 percent, down from 5.42 percent for the second quarter of 2008 and 4.67 percent for the first quarter of 2009.  The Bank’s average prime rate declined 183 basis points to 3.25 percent in the second quarter of 2009 from 5.08 percent for the year-earlier quarter, and remained unchanged from the first quarter of 2009.  The net interest margin for the second quarter of 2009 was 3.98 percent, compared with 4.23 percent and 4.00 percent for the quarters ended June 30, 2008 and March 31, 2009, respectively.  Lower funding costs and growth in noninterest-bearing deposits reduced the impact of the 93 basis point decrease in the yield on earning assets compared with the year-earlier quarter.

Average loan and lease balances grew to $12.35 billion for the second quarter of 2009, an increase of 2 percent over $12.06 billion for the year-earlier quarter and a slight decrease from the first quarter of 2009.  The following table provides information on average loan balances by type:

	For the three months ended			For the three
	June 30,		%	months ended	%
Average Loans (in millions)	2009	2008	Change	March 31, 2009	Change

Commercial	$4,720.9	$4,675.1	1%	$4,755.9	(1)%
Commercial real estate mortgages	2,177.7	2,009.2	8	2,200.2	(1)
Residential mortgages	3,454.1	3,271.1	6	3,406.4	1
Real estate construction	1,153.3	1,469.5	(22)	1,231.7	(6)
Equity lines of credit	674.1	470.4	43	629.8	7
Other loans	174.2	163.6	6	171.4	2
Total Loans	$12,354.3	$12,058.9	2%	$12,395.4	—%

Average commercial loans grew 1 percent over the year-earlier quarter and decreased 1 percent from the first quarter of 2009.  Average commercial real estate loans grew 8 percent from the second quarter of 2008 and decreased 1 percent from the first quarter of 2009.  Average single family residential mortgage loans to the Company’s private banking clients increased 6 percent from the second quarter of last year and 1 percent from the first quarter of 2009.  The residential mortgage loan portfolio has an average loan-to-value ratio of 49 percent at origination and continues to perform well. Average construction loans decreased 22 percent from the same period a year ago and 6 percent from the first quarter of 2009.  The construction loan portfolio which includes loans to developers of residential and non-residential properties, continued to show signs of weakness due to the economic slowdown.  The construction portfolio is diverse in terms of geography and product type. It consists primarily of recourse loans to well-established real estate developers and are generally located in established urban markets. Most of these developers are clients with whom the Bank has significant long-term relationships.  See “Balance Sheet Analysis—Loan and Lease Portfolio” for further discussion of the loan portfolio.

Average deposits totaled $14.02 billion for the second quarter of 2009, a 20 percent increase from $11.69 billion for the second quarter of 2008 and a 9 percent increase from average deposits of $12.84 billion for the first quarter of 2009.  Average core deposits totaled $12.71 billion for the second quarter of 2009, a 20 percent increase from $10.55 billion for the second quarter of 2008 and a 12 percent increase from $11.38 billion for the first quarter of 2009.

As part of its long-standing asset and liability management strategies, the Company uses interest-rate swaps to mitigate interest-rate risk associated with changes to: 1) the fair value of certain fixed-rate deposits and borrowings (fair value hedges) and 2) certain cash flows related to future interest payments on variable-rate loans (cash flow hedges).  The notional amount of interest-rate swaps designated as hedging instruments at June 30, 2009 was $707.4 million, of which $382.4 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges.  At June 30, 2008, the Company had $770.0 million notional amount of interest-rate swaps, of which $395.0 million were designated as fair value hedges and $375.0 million were designated as cash flow hedges.  At of December 31, 2008, the Company had $715.9 million notional amount of interest-rate swaps, of which $390.9 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges.

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense.  The impact of interest-rate swaps on interest income and interest expense for the three- and six-months ended June 30, 2009 and 2008 is presented in the table below:

The Effect of Derivative Instruments on the Consolidated Statements of Income

(in millions)

Derivatives in Statement 133 Fair Value Hedging Relationship	Location in Consolidated Statement of Income	Amount of Income (Expense) Recognized on Derivatives Three Months Ended June 30,		Amount of Income (Expense) Recognized on Derivatives Six Months Ended June 30,
		2009	2008	2009	2008
Interest-rate swaps-fair value	Interest expense	$3.8	$2.0	$6.9	$2.8
Interest-rate swaps-cash flow	Interest income	2.9	1.6	5.8	2.6
Total income (expense)		$6.7	$3.6	$12.7	$5.4

The decline in market interest rates has led to a reduction in interest income on variable rate loans.  This reduction will be partially offset by the income from existing swaps qualifying as cash flow hedges.  The net interest accrual on these swaps over the next 12 months is projected to be $3.4 million based on current market conditions.  Both the income for the quarter and the projected income for the next 12 months should be viewed in context with the benefit the Company has received from increases in interest rates in the past and the decline in income the Company will experience from decreases in interest rates.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities.  The following tables provide a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between the second quarters and first six months of 2009 and 2008, as well as the second quarters and first six months of 2008 and 2007:

Changes In Net Interest Income

	For the three months ended June 30,			For the three months ended June 30,
	2009 vs 2008			2008 vs 2007
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans and leases	$4,056	$(26,447)	$(22,391)	$17,110	$(43,415)	$(26,305)
Securities available-for-sale	9,701	(5,301)	4,400	(6,339)	1,171	(5,168)
Due from banks - interest-bearing	318	(555)	(237)	31	(37)	(6)
Trading securities	42	(78)	(36)	285	(811)	(526)
Federal funds sold and securities purchased under resale agreements	23	(72)	(49)	(142)	(119)	(261)
Other interest-earning assets	(47)	(333)	(380)	262	(186)	76
Total interest-earning assets	14,093	(32,786)	(18,693)	11,207	(43,397)	(32,190)

Interest paid on:
Interest checking deposits	643	(1,146)	(503)	95	302	397
Money market deposits	1,444	(8,509)	(7,065)	132	(13,066)	(12,934)
Savings deposits	92	225	317	(18)	(69)	(87)
Time deposits	1,188	(5,160)	(3,972)	(9,295)	(8,224)	(17,519)
Other borrowings	(7,735)	(4,281)	(12,016)	12,020	(11,260)	760
Total interest-bearing liabilities	(4,368)	(18,871)	(23,239)	2,934	(32,317)	(29,383)
	$18,461	$(13,915)	$4,546	$8,273	$(11,080)	$(2,807)

Changes In Net Interest Income

	For the six months ended June 30,			For the six months ended June 30,
	2009 vs 2008			2008 vs 2007
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans and leases	$13,848	$(71,188)	$(57,340)	$36,149	$(64,008)	$(27,859)
Securities available-for-sale	8,600	(6,813)	1,787	(11,972)	1,944	(10,028)
Due from banks - interest-bearing	552	(1,157)	(605)	70	(36)	34
Trading securities	217	(804)	(587)	562	(1,297)	(735)
Federal funds sold and securities purchased under resale agreements	43	(150)	(107)	(211)	(170)	(381)
Other interest-earning assets	(8)	(755)	(763)	601	(205)	396
Total interest-earning assets	23,252	(80,867)	(57,615)	25,199	(63,772)	(38,573)

Interest paid on:
Interest checking deposits	1,039	(2,088)	(1,049)	189	741	930
Money market deposits	3,128	(22,664)	(19,536)	1,527	(17,408)	(15,881)
Savings deposits	127	333	460	(38)	(107)	(145)
Time deposits	2,577	(12,944)	(10,367)	(15,207)	(11,486)	(26,693)
Other borrowings	(14,792)	(12,948)	(27,740)	23,654	(18,784)	4,870
Total interest-bearing liabilities	(7,921)	(50,311)	(58,232)	10,125	(47,044)	(36,919)
	$31,173	$(30,556)	$617	$15,074	$(16,728)	$(1,654)

The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses.  The provision is the expense recognized in the consolidated income statement to adjust the allowance and the reserve for off-balance sheet credit commitments to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures.  See “Critical Accounting Policies” on page 39 of the Company’s Form 10-K for the year ended December 31, 2008.

The Company recorded expense of $70.0 million and $35.0 million through the provision for credit losses in the three months ended June 30, 2009 and 2008, respectively.  The provision for credit losses reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors, including weak valuations in commercial and residential real estate.  Additional factors that affected the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size.  See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Nonaccrual loans totaled $378.3 million at June 30, 2009, up from $211.1 million as of December 31, 2008, and $106.2 million at June 30, 2008.  The majority of new nonaccrual loans are in the commercial and real estate construction portfolios. Total nonperforming assets, consisting of nonaccrual loans and OREO, were $396.3 million, or 3.19 percent of total loans and leases and OREO, at June 30, 2009. This compares with $222.5 million, or 1.79 percent, at the end of 2008 and $115.3 million, or 0.95 percent, at June 30, 2008.

Net loan charge-offs were $56.7 million, or 1.84 percent of average total loans and leases on an annualized basis, for the second quarter of 2009, up from $18.9 million, or 0.63 percent, in the year-earlier quarter.  The increase in net charge-offs occurred primarily in the Company’s commercial and real estate construction loan portfolios.

Credit quality will be influenced by underlying trends in the economic cycle, particularly in California and Nevada, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Noninterest Income

Noninterest income was $64.3 million for the second quarter of 2009, a decrease of 21 percent from $81.5 million for the year-earlier quarter.  The decrease was due primarily to lower wealth management fees resulting from declines in the equity market and lower revenues from managing mutual funds. Noninterest income accounted for 29 percent of the Company’s revenue in the current quarter, down from 35 percent for the year-earlier quarter.

Wealth Management

The Bank provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank’s Wealth Management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services.  A portion of these fees is based on the market value of client assets managed, advised, administered or held in custody.  The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. As a result of equity market declines, trust and investment fees for the second quarter of 2009 decreased 26 percent from the second quarter of 2008 and 3 percent from the first quarter of 2009.  Money market mutual fund and brokerage fees decreased 64 percent from the second quarter of 2008 and 32 percent from the prior quarter, due to historically low interest rates on government and other quality short-term bonds, which severely impacted net revenue from managing these funds.  Additionally, brokerage fees declined from the year-ago period, reflecting reduced spreads and trading activity in this economic environment.

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

	At June 30,		%	At March 31,	%
(in millions)	2009	2008	Change	2009	Change

Assets Under Management	$30,286	$33,773	(10)	$28,414	7

Assets Under Administration
Brokerage	5,281	6,558	(19)	5,879	(10)
Custody and other fiduciary	12,272	13,179	(7)	11,429	7
Subtotal	17,553	19,737	(11)	17,308	1
Total assets under management or administration (1)	$47,839	$53,510	(11)	$45,722	5

(1) Excludes $7.5 billion, $9.0 billion, and $4.5 billion of assets under management for an asset manager in which the Company held a noncontrolling ownership interest as of June 30, 2009, June 30, 2008, and March 31, 2009, respectively.

Assets under management fell 10 percent from the year-earlier quarter and increased 7 percent from the first quarter of 2009.  Assets under management or administration fell 11 percent from the year-earlier quarter and increased 5 percent from the first quarter of 2009. The change in assets under management from June 30, 2008 to June 30, 2009 was caused primarily by significantly lower equity market values.  In addition, money-market fund balances declined as a number of clients moved investment funds to FDIC-insured bank deposits and fixed-income securities.  Equity values improved in the second quarter of 2009 and accounted for a substantial portion of the increase in assets under management from the first quarter of 2009.

A distribution of AUM by type of investment is provided in the following table:

Investment (1)	% of AUM June 30, 2009	% of AUM March 31, 2009	% of AUM June 30, 2008
Equities	25%	23%	39%
U.S. fixed income	27	27	18
Cash and cash equivalents	30	33	25
Other (2)	18	17	18
	100%	100%	100%

(1) Excludes assets under management for an asset manager in which the Company held a noncontrolling interest as of June 30, 2009, March 31, 2009 and June 30, 2008.

(2) Includes international equities, private equity and other alternative investments.

Historically, the investment mix of assets generally does not change significantly on a quarter to quarter basis. The mix of assets for the current quarter has changed compared to the prior year quarter primarily due to significant decreases in the market value of equities and decreases in money market fund balances as discussed above.  The increase in equity values during the second quarter of 2009 from first quarter levels contributed to the increase in equities as a percentage of AUM.

Other Noninterest Income

Cash management and deposit transaction fees for the second quarter of 2009 was $12.8 million, up 5 percent from the same period last year.  Cash management and deposit transaction fees decreased 3 percent from the first quarter of 2009. The growth in deposit-related fee income from the year-earlier quarter is due to the sale of additional treasury management services and the impact of declining interest rates on the crediting rate for compensating deposit balances.  Fee income for the first quarter of 2009 included annual fees that did not recur in the second quarter.

International services income for the second quarter of 2009 was $8.0 million, down 2 percent from the same period last year but an increase of 23 percent from the first quarter of 2009.  International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates.  The decrease from the prior year quarter reflects the impact of the slowdown in the global economy on the demand for services.  The increase in international services income from the first quarter of 2009 was primarily due to higher demand for letters of credit resulting from new client relationships.

Other income for the second quarter of 2009 was $9.0 million, up 10 percent, from the year-earlier quarter, and up $3.0 million or 49 percent from the first quarter of 2009.  The increase from the first quarter was largely due to higher income from client derivative transactions offset by a $0.4 million impairment loss on private equity investments in the second quarter of 2009.

Impairment losses on securities available-for-sale that were recognized in earnings were $1.5 million for the second quarter of 2009, compared with $12.0 million for the first quarter of 2009, due to continuing disruptions in the financial markets.  There were no impairment losses recognized for the year-earlier quarter.

Gains on sales of debt securities available-for-sale totaled $3.3 million for the second quarter of 2009, compared with a $2.9 million loss on sales of securities for the first quarter of 2009.  Losses on sales of available-for-sale securities totaled $0.4 million for the same period last year.

Noninterest Expense

Noninterest expense was $144.1 million for the second quarter of 2009, an increase of 3 percent from the year-earlier quarter and 8 percent from the first quarter of 2009.  Decreases in personnel costs for the current quarter compared with the prior year quarter were offset by higher FDIC costs.

Salaries and employee benefits expense decreased to $75.8 million for the current quarter, or 13 percent, from $87.5 million for the year-earlier quarter.  Salaries and employee benefits expense decreased 3 percent from the first quarter of 2009. The decreases in expense are primarily due to a reduction in bonuses and personnel costs, as well as a decline in full-time equivalent staff.  Full-time equivalent staff decreased to 2,866 at June 30, 2009, from 2,933 at March 31, 2009 and 3,013 at June 30, 2008.

The remaining noninterest expense categories increased $15.3 million, or 29 percent, for the second quarter of 2009 compared with the second quarter of 2008, and 25 percent compared with the first quarter of 2009. The increase is due primarily to higher FDIC costs.  FDIC premiums increased $12.0 million, or 662 percent, from the second quarter of 2008 and $10.8 million, or 352 percent from the first quarter of 2009.  This increase included the Company’s $7.6 million share of a special assessment levied against all FDIC-insured deposits.

Share-Based Compensation Expense

The Company applies FASB Statement No. 123 (revised), Share-Based Payment, (“SFAS 123R”) in accounting for stock option plans.  The Company uses a Black-Scholes methodology to determine the share-based compensation expense for these plans.  As of June 30, 2009, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  See Note 8, Share-Based Compensation, of the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for a description of the stock option plan and method of estimating the fair value of option awards.

The compensation cost that has been recognized for all share-based awards was $3.7 million and $7.2 million for the three- and six-month periods ended June 30, 2009 and 2008, and $3.7 million and $7.2 million for the year-earlier periods.  The Company received $0.5 million and $7.0 million in cash from the exercise of stock options during the six-month periods ended June 30, 2009 and 2008, respectively.  The tax expense recognized for share-based compensation arrangements in equity was $0.7 million for the six months ended June 30, 2009, compared with a tax benefit of $1.3 million for the six-months ended June 30, 2008.

At June 30, 2009, there was $14.9 million of unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.7 years. At June 30, 2009, there was $20.1 million of unrecognized compensation cost related to restricted shares granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.4 years.

Segment Results

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other.  For a more complete description of the segments, including summary financial information, see Note 15 to the Unaudited Consolidated Financial Statements.

Commercial and Private Banking

Net income for the Commercial and Private Banking segment decreased to $2.1 million, or by 93 percent, for the quarter ended June 30, 2009, from $28.9 million for the year-earlier quarter.  Net income for the first six months of 2009 decreased to $20.4 million from $65.3 for the year-earlier period. The decrease in net income for the quarter and year to date compared with the prior year periods is due to the higher provision for credit losses in 2009 and decrease in noninterest income.  Refer to page 49 of this report for further discussion of the Provision for Credit Losses. Net interest income decreased slightly to $153.4 million for the second quarter of 2009 from $154.2 million for the second quarter of 2008.  Net interest income decreased to $302.2 million for the six months ended June 30, 2009, from $306.2 million for the prior year period.  For the quarter and year to date, decreases in the prime rate and net interest margin offset the favorable impact of loan growth compared with the prior year periods.  Average loans increased to $12.29 billion, or by 3 percent, for the quarter ended June 30, 2009, compared with the year-earlier quarter.  Average loans increased to $12.31 billion, or by 4 percent, for the six months ended June 30, 2009, compared with the prior year period. Average deposits increased by 17 percent to $12.63 billion for the second quarter of 2009 from $10.76 billion for the second quarter of 2008. Average deposits increased by 12 percent to $12.05 billion for the six months ended June 30, 2009 compared with the year-earlier period. Noninterest income decreased to $39.8 million and $81.9 million for the three- and six-month periods ended June 30, 2009 compared with $47.3 million and $90.2 million for the year-earlier periods, respectively. Increases in cash management and deposit transaction fees associated with the growth in deposits and increased demand for cash management services was offset by lower trust and brokerage fees and international services income for the quarter and year to date compared with the year-earlier periods.  Noninterest expense, including depreciation and amortization, increased to $119.6 million, or 3 percent, from $116.7 million for the year-earlier quarter. Noninterest expense decreased to $228.9 million for the six months ended June 30, 2009, from $231.9 million for the prior year period.  Decreases in salaries and benefits expense for the quarter and year-to-date compared with the prior year periods was partially offset by increases in OREO expense and FDIC expense.  FDIC expense includes the Bank’s $7.6 million share of a special assessment levied in the second quarter of 2009.

Wealth Management

The Wealth Management segment had a net loss of $0.2 million for the three months ended June 30, 2009, and net income of $1.4 million for the six months June 30, 2009, compared with net income of $10.6 and $20.0 for the year-earlier periods, respectively.  The decrease in net income for the quarter and year to date is largely due to declines in the equity markets and decreases in money market fund balances which contributed to decreases in assets under management and reduced trading activity. Refer to page 50 of this report for a discussion of the factors impacting fee income for the Wealth Management segment.  Noninterest expense, including depreciation and amortization, decreased by 9 percent to $33.6 million for the second quarter of 2009 compared with $36.9 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, decreased by 11 percent to $67.6 million for the first six months of 2009 compared with $75.9 million for the year-earlier period. The decrease in noninterest expense for the quarter and year to date is largely due to lower compensation costs and headcount reductions. This was partially offset by expenses associated with the hiring of two teams by Convergent Wealth Advisors.

Other

The Other segment had net income of $4.8 million for the quarter ended June 30, 2009, compared with a net loss of $4.0 million for the year-earlier quarter. Net income for the current quarter includes $1.0 million, after tax, of gains on securities and an $11.4 million reduction in the elimination of inter-segment revenues (recorded in the Other segment) due to declines in trust, investment and brokerage fees. The net loss for the six month period ended June 30, 2009 increased to $7.5 million from $5.8 million for the prior year period.  The increase in the net loss for the year-to-date period compared with the prior year is largely due to $10.2 million, after tax, of securities losses.  Net income for the quarter and year-to-date were favorably impacted by a more closely matched net funding position in the Asset Liability Funding Center due to the considerable decline in interest rates since 2008, resulting in a reduction in net interest expense compared with the year-earlier periods.

Income Taxes

The effective tax rate for the second quarter of 2009 was a negative tax rate equal to 17.3 percent of pretax income, compared with an effective tax rate of 32.8 percent of pretax income for the second quarter of 2008.  The effective tax rate for the first six months of 2009 was 4.3 percent compared with 32.5 percent for the year-earlier period.  Effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships and tax-exempt income on municipal bonds and bank-owned life insurance. The lower effective tax rate for the second quarter of 2009 is attributable to lower pretax income relative to the year-earlier quarter. Permanent tax differences do not vary directly with the level of income and therefore have a larger relative impact on the effective tax rate when earnings are lower.  The effective tax rate for the current and year-earlier periods also reflects the adoption of SFAS 160, Noncontrolling Interests in Consolidated Financial Statements at January 1, 2009.  SFAS 160 does not change the accounting for income taxes but it does change the presentation of income taxes in the consolidated financial statements. Under SFAS 160, noncontrolling interests’ share of subsidiary earnings is no longer recognized as an expense in the computation of consolidated net income.   A decline in the effective tax rate occurs because consolidated net income includes earnings allocable to the noncontrolling interest for which no tax expense is provided.  SFAS 160 requires that prior periods presented be restated retrospectively.

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense. The Company recognized approximately $0.5 million and $0.3 million of interest and penalties expense for the six-month periods ended June 30, 2009 and 2008, respectively. The Company had approximately $6.7 million, $6.3 million and $9.2 million of accrued interest and penalties as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

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

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of June 30, 2009, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

BALANCE SHEET ANALYSIS

Total assets increased by 7 percent to $17.66 billion at June 30, 2009 from $16.46 billion at December 31, 2008, and by 8 percent from $16.34 billion at June 30, 2008.  Average assets for the second quarter of 2009 increased to $17.37 billion from $16.08 billion for the second quarter of 2008.  The increase in period-end and average assets is due to growth in loans and in the securities portfolio.

Total average interest-earning assets for the second quarter of 2009 increased to $16.00 billion from $14.84 billion for the fourth quarter of 2008 and $14.69 billion for the second quarter of 2008.

Securities

Comparative period-end securities portfolio balances are presented below:

Securities Available-for-Sale

	June 30, 2009		December 31, 2008		June 30, 2008
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$15,786	$15,831	$45,709	$46,197	$55,753	$55,793
Federal agency - Debt	397,859	398,409	29,939	30,180	29,927	30,256
Federal agency - MBS	575,184	584,932	644,594	653,914	681,076	666,682
CMOs - Federal agency	1,542,507	1,550,675	563,310	569,369	562,567	556,419
CMOs - Non-agency	349,687	292,669	393,150	305,716	431,514	415,891
State and municipal	398,584	403,783	404,787	413,030	378,678	378,569
Other	76,252	64,968	98,419	74,343	82,423	75,316
Total debt securities	3,355,859	3,311,267	2,179,908	2,092,749	2,221,938	2,178,926
Equity securities and mutual funds	17,317	19,059	59,276	52,121	127,094	124,056
Total securities	$3,373,176	$3,330,326	$2,239,184	$2,144,870	$2,349,032	$2,302,982

The fair value of securities available-for-sale totaled $3.33 billion, $2.14 billion and $2.30 billion at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  Over the past six months, deposit growth out-paced loan growth, and a portion of these funds were used to purchase Federal agency debt and CMO securities.

In response to the unprecedented significant declines in equity valuations and continuing volatility in the equity markets, the Company reevaluated its investment strategy and risk tolerance with respect to holding equity securities.  The reassessment of the investment objectives, risk management parameters and other factors ultimately led the Company to change its intent surrounding these marketable equity investments.  Based on this reevaluation, the Company determined that its intent was to sell these securities in the near term rather than hold these securities for the long term.  The change in intent resulted in the Company liquidating the majority of its investments in equity securities during the first quarter of 2009.  The extent of the investment sales also impacted the Company’s ability to demonstrate sufficient intent to hold these securities until their cost basis recovered.  Following this reassessment and change in intent, the remaining equity securities totaling $4.0 million were transferred from available-for-sale to trading securities during the first quarter of 2009.  These securities were transferred to trading at fair value.  The gross gains and gross losses included in earnings from the transfer of these securities to trading were $14 thousand and $0.6 million, respectively.  Trading securities are carried at fair value and unrealized holding gains or losses on trading securities are included in earnings in the consolidated statements of income.

At June 30, 2009, the available-for-sale securities portfolio had a net unrealized loss of $42.8 million, comprised of unrealized losses of $80.9 million, net of $38.1 million of unrealized gains, compared with a net unrealized loss of $94.3 million at December 31, 2008 and $46.1 million at June 30, 2008.  Refer to Impairment Assessment on the following page for a discussion of management’s assessment of the investment portfolio for other-than-temporary impairment.

The average duration of total available-for-sale securities at June 30, 2009 is 3.0 years.  This duration compares with 2.7 years at December 31, 2008 and 3.6 years at June 30, 2008.  Duration provides a measure of fair value sensitivity to changes in interest rates.  The average duration is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors.  See “Asset/Liability Management” for a discussion of the Company’s interest rate position.

Dividend income included in interest income on securities in the consolidated statements of income for the three- and six-month periods ended June 30, 2009, was $0.3 million and $0.7 million, respectively, compared with $1.9 million and $3.7 million, for the year-earlier periods, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio as of June 30, 2009, except for mortgage-backed securities which are allocated according to final maturities.  Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

	One year	Over 1 year	Over 5 years	Over
(in thousands)	or less	thru 5 years	thru 10 years	10 years	Total
U.S. Treasury	$15,831	$—	$—	$—	$15,831
Federal agency - Debt	357,822	—	15,595	24,992	398,409
Federal agency - MBS	18	392,994	80,757	111,163	584,932
CMOs - Federal agency	55,292	895,408	577,642	22,333	1,550,675
CMOs - Non-agency	33,264	171,309	88,096	—	292,669
State and municipal	31,576	143,679	155,860	72,668	403,783
Other	—	9,366	55,602	—	64,968
Total debt securities	$493,803	$1,612,756	$973,552	$231,156	$3,311,267

Amortized cost	$502,602	$1,615,974	$1,006,018	$231,265	$3,355,859

Impairment Assessment

Impairment exists when the fair value of a security is less than its cost. Cost includes adjustments made to the cost basis of a security for accretion, amortization and previous other-than-temporary impairments recognized in earnings. The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary.  Impairment is considered other-than-temporary when it becomes probable that an investor will be unable to recover the cost of an investment.  The Company’s impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and the Company does not intend to sell the security and it is not more likely than not it will be required to sell the security prior to recovery of its amortized cost basis.  If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis.  The new cost basis is not adjusted for subsequent recoveries in fair value.

The Company adopted FSP 115-2 effective April 1, 2009, and recognizes other-than-temporary impairment for its available-for-sale debt securities in accordance with this guidance.  In accordance with FSP 115-2, when there are credit losses associated with an impaired debt security and the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company will separate the amount of the impairment into the amount that is credit related and the amount related to non-credit factors.  The credit-related impairment is recognized in Net impairment loss recognized in earnings in the consolidated statements of income.  The non-credit-related impairment is recognized in Accumulated other comprehensive income (loss) (“AOCI”).

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that the investments discussed below were   other-than-temporarily impaired at June 30, 2009. The Company recorded impairment credit losses in earnings on available-for-sale securities of $1.5 million and $13.6 million for the three- and six-month periods ended June 30, 2009. The $23.8 million non-credit portion of impairment recognized during the three months ended June 30, 2009 was recorded in AOCI. No impairment was recorded in the six months ended June 30, 2008.

(in thousands) Impairment Losses on Other-Than-Temporarily Impaired Securities	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Non-agency CMOs	$1,537	$—	$1,537	$—
Collateralized debt obligation income notes	—	—	9,282	—
Perpetual preferred stock	—	—	1,124	—
Mutual funds	—	—	1,630	—
Total	$1,537	$—	$13,573	$—

The following table provides a rollforward of credit related other than-temporary impairment recognized in earnings for the three months and six months ended June 30, 2009.  Credit related other-than-temporary impairment that was recognized in earnings during the three months and six months ending June 30, 2009 is reflected as an “Initial credit-related impairment” if the current period is the first time the security had a credit impairment.  A credit related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the current period is not the first time the security had a credit impairment.

(in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Balance, beginning of period	$13,298	$8,083
Subsequent credit-related impairment (1)	—	5,215
Initial credit-related impairment (2)	1,537	1,537
Balance, end of period	$14,835	$14,835

(1) Credit related impairment recognized on income notes

(2) Credit related impairment recognized on non-agency CMOs.

Non-Agency CMOs

The Company identified six non-agency collateralized mortgage obligation securities (“CMOs”) that required assessment for other than temporary impairment at June 30, 2009.  These CMOs had a cost basis of $65.7 million at June 30, 2009 and a fair value of $40.4 million. The fair value of the CMOs is based on prices provided by an external pricing service.  These securities are classified as Level 2 in the fair value hierarchy.  The CMOs analyzed for impairment have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury curve as of June 30, 2009 was used to project all future floating-rate cash flows based on the characteristics of each security.  Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default.  The present value of expected cash flows was less than cost by a total of $1.5 million for the six securities analyzed. The Company recognized a $1.5 million impairment loss, representing a credit loss, in earnings. The remaining other-than-temporary impairment of $23.8 million was recognized in AOCI.  This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and risks of additional declines in the housing markets.

Collateralized Debt Obligation Income Notes

Collateralized debt obligation income notes (“Income Notes”) are equity interests in a multi-class, cash flow collateralized bond obligation backed by a collection of Trust Preferred securities issued by financial institutions.  The equity interests represent ownership of all residual cash flow from the asset pools after all fees have been paid and debt issues have been serviced.  Income Notes are collateralized by debt securities with stated maturities. Income Notes are classified as Level 3 in the fair value hierarchy.  Refer to Note 3, Fair Value Measurements, to the Unaudited Consolidated Financial Statements for further discussion of fair value.

In response to unprecedented volatility in the credit markets, the Company reevaluated its investment strategy and risk tolerance with respect to its investments in Income Notes.  Based on this reassessment, the Company determined that its intent was to sell these securities when the market recovers rather than hold them for the long term.  The change in intent resulted in the Company transferring its holdings of Income Notes from available-for-sale to trading securities on April 1, 2009, at their fair value of $2.4 million.  There were no gross gains and gross losses included in earnings from the transfer of these securities.  Trading securities are carried at fair value and unrealized holding gains and losses are included in earnings.

The Company recorded a $9.3 million impairment loss, of which $5.2 million represented a credit loss recognized in earnings, on its investment in Income Notes in the first quarter of 2009 prior to their transfer to trading securities.  The Income Notes were evaluated for impairment under EITF 99-20, Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests that  Continue to be Held by a Transferor in Securitized Financial Assets, and related interpretations (“EITF 99-20”). EITF 99-20 provides incremental impairment guidance for certain debt securities within the scope of FAS 115 which are beneficial interests in securitized financial assets not considered to be high credit quality.  Under EITF 99-20, other-than-temporary impairment exists when it is probable there has been an adverse change in estimated cash flows for a debt security since the date of acquisition.  Due to lack of activity in the market for Income Notes, the fair value of these securities was determined using an internal cash flow model that incorporated management’s assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. The Company considered a number of factors in determining the discount rate used in the cash flow valuation model including the implied rate of return at the last date the market for Income Notes and similar securities was active, rates of return that market participants would consider in valuing the securities and indicative quotes from dealers.

Perpetual Preferred Stock

The adjusted cost basis of the Company’s investment in perpetual preferred stock issued by Freddie Mac and Fannie Mae was $0.6 million at June 30, 2009, compared with a fair value of $1.1 million, indicating that these securities were not impaired at quarter end.  The Company previously recorded impairment losses totaling $23.0 million on these securities. Impairment losses of $1.1 million and $21.9 million were recognized for the quarters ending March 31, 2009 and September 30, 2008, respectively, following the action taken by the Federal Housing Finance Agency in September 2008 of placing these Government-Sponsored Agencies into conservatorship and eliminating the dividends on their preferred shares.

Mutual Funds

The adjusted cost basis of available-for-sale mutual funds was $16.7 million at June 30, 2009, compared with a fair value of $17.9 million, indicating that these investments were not impaired at quarter end.  The Company previously recognized a $1.6 million impairment loss on its investment in one high-yield bond fund in the quarter ended March 31, 2009.

The following table provides a summary of the gross unrealized losses and fair value of investment securities  aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of June 30, 2009. The table includes investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
Federal agency - Debt	$109,193	$867	$—	$—	$109,193	$867
Federal agency - MBS	125,930	1,139	—	—	125,930	1,139
CMOs - Federal agency	585,654	8,544	—	—	585,654	8,544
CMOs - Non-agency	25,355	4,674	267,314	52,344	292,669	57,018
State and municipal	58,795	965	10,382	878	69,177	1,843
Other debt securities	4,368	154	53,977	11,365	58,345	11,519
Total securities	$909,295	$16,343	$331,673	$64,587	$1,240,968	$80,930

At June 30, 2009, total securities available-for-sale had a fair value of $3.33 billion, which included the $1.24 billion of securities available-for-sale in an unrealized loss position as of June 30, 2009.  This balance consists of $1.20 billion of temporarily impaired securities and $40.4 million of securities that had non-credit related impairment recognized in AOCI.  At June 30, 2009, the Company had 181 debt securities in an unrealized loss position. The debt securities in an unrealized loss position include 5 Federal agency debt securities, 10 Federal agency MBS, 32 Federal agency CMOs, 33 private label CMOs, 91 state and municipal securities and 10 other debt securities.  The largest component of the unrealized loss at June 30, 2009 was $57.0 million and related to private label collateralized mortgage obligations. The Company monitors the performance of the mortgages underlying these bonds. Although there has been some deterioration in collateral performance, the Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs held largely to the current absence of liquidity in the credit markets and not to deterioration in credit quality. These securities remain highly rated by the rating agencies. Other than the $1.5 million credit loss discussed in Non-Agency CMOs above, the Company expects to receive all contractual principal and interest payments due on its CMO debt securities.  Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high-end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of an other-than-temporary impairment charge.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions.  Liquidity pressures in 2008 and in 2009 caused a general decline in the value of corporate debt.  The CDOs held in available-for-sale securities at June 30, 2009 are the most senior tranches of each issue. The market for CDOs was inactive in 2008 and 2009. The fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance.  The Company attributes the $6.5 million unrealized loss on CDOs at June 30, 2009 to the illiquid credit markets.  The senior notes have collateral that exceeds the outstanding debt by over 35 percent.  Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

Excluding the investments which had non-credit related impairment, the Company does not consider the debt securities in the above table to be other than temporarily impaired at June 30, 2009.

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

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Commercial	$4,375,161	$4,433,755	$4,398,086
Commercial real estate mortgages	2,162,294	2,184,688	2,016,090
Residential mortgages	3,511,598	3,414,868	3,319,741
Real estate construction	1,116,154	1,252,034	1,483,193
Equity lines of credit	691,226	635,325	495,334
Installment	175,315	173,779	160,665
Lease financing	389,594	349,810	305,221
Total loans and leases, gross	12,421,342	12,444,259	12,178,330
Less allowance for loan and lease losses	(256,018)	(224,046)	(185,070)
Total loans and leases, net	$12,165,324	$12,220,213	$11,993,260

Total loans and leases were $12.42 billion, $12.44 billion and $12.18 billion at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  Total loans and leases at June 30, 2009 were virtually unchanged from year-end 2008 and increased 2 percent from June 30, 2008. Commercial loans, including lease financing, decreased by 1 percent from year-end 2008 and from the year-earlier quarter.  Commercial real estate mortgage loans decreased by 1 percent from year-end 2008, and increased by 7 percent compared with the second quarter of 2008. Residential mortgages increased by 3 percent from year-end 2008 and by 6 percent from the year earlier quarter. Real estate construction loans declined by 11 percent and 25 percent for the same periods, respectively.  Equity lines of credit to the Company’s private banking clients increased by 9 percent from year-end 2008 and by 40 percent from the year-earlier quarter.   Leases grew by 11 percent from year-end 2008 and by 28 percent from the year-earlier quarter.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets.  The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposures.  The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months.  As of June 30, 2009, total loans for construction, land development and other land represented 67 percent of total risk-based capital; total CRE loans represented 166 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 24 percent over the last 36 months.

The Company’s policy defines subprime loans as loans to applicants who typically have impaired credit histories, reduced repayment capacity, and a relatively higher default probability. Subprime credit risk characteristics may include:

•     Two or more 30-day delinquencies in the last 12 months, or one or more 60-day delinquencies in the last 24 months;

•     A judgment, foreclosure, repossession, or charge-off in the prior 24 months;

•     A bankruptcy in the last five years;

•     A credit bureau risk score (FICO) of 660 or less; and/or

•     Debt-to-income ratio of 50 percent or greater

The Company does not, and has not, offered a subprime loan program. All loans are judgmentally underwritten by reviewing the client’s credit history, payment capacity and collateral value.  The Company does not consider loans with the above characteristics to be subprime if strong and verifiable mitigating factors exist.  Mitigating factors include guarantees, low LTV ratios and verified liquidity.  As of June 30, 2009, the Company did not have any subprime loans in its loan portfolio based on the Company’s definition.

Asset Quality

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

At June 30, 2009, the allowance for loan and lease losses was $256.0 million, or 2.06 percent, of outstanding loans and leases, and the reserve for off-balance sheet credit commitments was $20.4 million.  The process used for determining the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following tables summarize the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the three months ended June 30, 2009 and 2008:

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Loans and leases outstanding	$12,421,342	$12,178,330	$12,421,342	$12,178,330
Average amount of loans and leases outstanding	$12,354,260	$12,058,854	$12,374,714	$11,874,116
Balance of allowance for loan and lease losses, beginning of period	$241,586	$168,278	$224,046	$168,523
Loans charged-off:
Commercial	(18,242)	(5,852)	(37,414)	(7,841)
Commercial real estate mortgages	—	—	—	(552)
Residential mortgages	(804)	—	(1,182)	—
Real estate construction	(36,189)	(13,208)	(50,301)	(23,127)
Equity lines of credit	(1,039)	—	(1,077)	—
Installment	(1,568)	(570)	(2,330)	(653)
Total loans charged-off	(57,842)	(19,630)	(92,304)	(32,173)
Recoveries of loans previously charged-off:
Commercial	959	657	1,672	1,071
Commercial real estate mortgages	—	—	—	—
Residential mortgages	73	10	84	18
Real estate construction	—	12	63	27
Equity lines of credit	—	—	—	—
Installment	120	35	176	54
Total recoveries	1,152	714	1,995	1,170
Net loans charged-off	(56,690)	(18,916)	(90,309)	(31,003)
Provision for credit losses	70,000	35,000	120,000	52,000
Transfers to reserve for off-balance sheet credit commitments	1,122	708	2,281	(4,450)
Balance, end of period	$256,018	$185,070	$256,018	$185,070

Net charge-offs to average loans and leases (annualized)	(1.84)%	(0.63)%	(1.47)%	(0.53)%
Ratio of allowance for loan and lease losses to total period-end loans and leases	2.06%	1.52%	2.06%	1.52%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$21,544	$24,862	$22,703	$19,704
Provision for credit losses/transfers	(1,122)	(708)	(2,281)	4,450
Balance, end of period	$20,422	$24,154	$20,422	$24,154

Nonaccrual loans were $378.3 million as of June 30, 2009, an increase of 79 percent from December 31, 2008 and 256 percent from June 30, 2008.  Net charge-offs for the three-months ended June 30, 2009 were $56.7 million, an increase from net charge-offs of $18.9 million from the same period last year.  Net charge-offs for the six-months ended June 30, 2009 was $90.3 million, an increase from net charge-offs of $31.0 million from the same period last year.  In accordance with the Company’s allowance for loan and lease losses methodology and in response to increased non-accrual loans and net charge-offs, the Company increased its provision for loan and lease losses to $70 million and $120 million for the three-months and six-months ended June 30, 2009, respectively, compared to provision of $35 million and $52 million for the same periods last year, respectively.  The allowance for loan and lease losses increased by 38 percent to $256.0 million as of June 30, 2009, compared to $185.1 million as of June 30, 2008.  The ratio of allowance for loan and lease losses as a percentage of total loans and leases increased to 2.06 percent at June 30, 2009 from 1.52 percent at June 30, 2008.  While there was a significant growth in non-accrual loans and net charge-offs, the Company believes that its allowance for loan and lease losses continues to be adequate.

Nonaccrual, Past Due and Restructured Loans

The table below presents information on nonaccrual loans, other real estate owned and loans which are contractually past due 90 days or more as to interest or principal payments and still accruing. Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

Nonaccrual Loans and OREO

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Nonaccrual loans:
Commercial	$80,372	$46,238	$16,444
Commercial real estate mortgages	36,112	8,924	5,903
Residential mortgages	17,262	3,171	549
Real estate construction	237,828	149,536	81,120
Equity lines of credit	2,919	1,921	1,398
Installment	3,768	1,352	763
Total	378,261	211,142	106,177
OREO	18,064	11,388	9,113
Total nonperforming assets	$396,325	$222,530	$115,290

Total nonaccrual loans as a percentage of total loans and leases	3.05%	1.70%	0.87%
Total nonperforming assets as a percentage of total loans and leases and OREO	3.19	1.79	0.95
Allowance for loan and lease losses to total loans and leases	2.06	1.80	1.52
Allowance for loan and lease losses to nonaccrual loans	67.68	106.11	174.30

Loans past due 90 days or more on accrual status:
Residential mortgages	$—	$663	$—
Other	—	—	2
Total	$—	$663	$2

Total nonperforming assets (nonaccrual loans and OREO) were $396.3 million, or 3.19 percent of total loans and OREO at June 30, 2009, compared with $222.5 million or 1.79 percent of total loans and OREO at December 31, 2008, and $115.3 million, or 0.95 percent of total loans and OREO at June 30, 2008.

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The assessment for impairment occurs when and while such loans are on nonaccrual, or when the loan has been restructured.  All non-accrual loans greater than $500,000 are considered impaired and are analyzed individually under the guidance of SFAS 114, Accounting by Creditors for Impairment of a Loan.  When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral.  In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.  The Company does not maintain a reserve for impaired loans where the carrying value of the loan is less than the fair value of the collateral, reduced by costs to sell.  As a final alternative, the observable market price of the debt may be used to assess impairment.  Impaired loans of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.  If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment allowance is recognized by creating or adjusting the existing allocation of the allowance for loan and lease losses to cover the deficiency.  This analysis ensures that the non-accruing loans have been adequately reserved.

The Company’s policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

At June 30, 2009, there were $365.3 million of impaired loans with an allowance of $51.6 million allocated to them.  The remaining $13.0 million of nonaccrual loans at June 30, 2009 are loans under $500,000 that are not individually evaluated for impairment.  On a comparable basis, at December 31, 2008, there were $204.5 million of impaired loans included in nonaccrual loans, which had an allowance of $25.6 million allocated to them.  At June 30, 2008, there were $100.6 million of impaired loans included in nonaccrual loans with an allocated allowance of $15.4 million.

The following table summarizes activity in nonaccrual loans for the three- and six-month periods ended June 30, 2009 and 2008:

Changes in Nonaccrual Loans

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Balance, beginning of period	$313,641	$113,623	$211,142	$75,561
Loans placed on nonaccrual	183,147	26,761	334,063	96,846
Charge-offs	(49,972)	(8,056)	(81,377)	(19,865)
Loans returned to accrual status	(8,875)	—	(11,053)	—
Repayments (including interest applied to principal)	(43,944)	(17,351)	(57,527)	(33,753)
Transfers to OREO	(15,736)	(8,800)	(16,987)	(12,612)
Balance, end of period	$378,261	$106,177	$378,261	$106,177

In addition to loans disclosed above as past due or nonaccrual, management has also identified $144.8 million of loans to 38 borrowers as of July 29, 2009, where the ability to comply with the present loan payment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loans on nonaccrual status at June 30, 2009, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. Management’s classification of loans as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or in part.

Goodwill and Intangibles

The following table summarizes the Company’s goodwill and customer-relationship intangible assets at June 30, 2009, December 31, 2008 and June 30, 2008:

(in thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Goodwill	$493,434	$493,398	$494,166
Accumulated amortization	(33,980)	(33,980)	(33,980)
Net Goodwill	$459,454	$459,418	$460,186

Customer-Relationship Intangibles
Core deposit intangibles	$47,127	$47,127	$47,127
Accumulated amortization	(37,831)	(35,728)	(32,863)
Client advisory contracts	38,662	38,662	50,070
Accumulated amortization	(10,850)	(9,442)	(9,936)
Net intangibles	$37,108	$40,619	$54,398

Management completed an interim review of goodwill for impairment at June 30, 2009. The goodwill assessment was completed at the reporting unit level. Fair values were determined using methods consistent with current industry practices for valuing similar types of companies. A market multiple of net income was used to value the Bank reporting unit. The fair values of the wealth management affiliates were largely based on multiples of distributable revenue.  Based upon the analysis performed, the fair values of the reporting units exceeded their carrying value (including goodwill); therefore, management concluded that no impairment of goodwill existed at June 30, 2009.  The financial markets experienced less volatility during the second quarter of 2009 compared with the previous two quarters and market valuations of financial services companies have generally improved.  However, these market valuations continue to be negatively impacted by continuing uncertainty over the impact of government bailout programs and the timing and extent of an economic recovery.  As a result, management believes it will be necessary to continue to evaluate goodwill for impairment on a quarterly basis.  It is possible that a future conclusion could be reached that all or a portion of the Company’s goodwill was impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings.  Such a charge, if any, would have no impact on tangible capital and would not affect the Company’s “well-capitalized” designation.

The assessment of customer-relationship intangibles for impairment was completed at the individual asset level.  The fair value of core deposit intangibles was determined using market-based core deposit premiums from recent deposit sale transactions. The fair value of core deposit intangibles exceeded their carrying amount at June 30, 2009.  For client advisory contract intangibles recorded by the wealth management affiliates, the undiscounted projected future cash flows associated with the client contracts was compared to their carrying value to determine whether there was impairment. Management concluded that no impairment of customer-relationship intangibles existed at June 30, 2009.

Other Assets

The following table presents information on other assets:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Accrued interest receivable	$61,290	$59,206	$61,026
Other accrued income	14,970	18,617	21,973
Deferred compensation fund assets	37,133	43,090	47,751
Stock in government agencies	54,163	54,163	61,652
Private equity and alternative investments	38,690	35,633	31,765
Mark-to-market on derivatives	53,058	69,588	19,670
Other	63,669	69,833	52,552
Total other assets	$322,973	$350,130	$296,389

Deposits

Deposits totaled $14.50 billion, $12.65 billion and $11.90 billion at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  Deposit growth has been positively impacted by the turmoil in the financial markets as depositors place an increasing emphasis on safety.  Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Core deposits represented 91 percent, 89 percent and 91 percent of total deposits at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  The Company estimates that approximately $1.1 billion of its $2 billion in year-to-date core deposit growth has come from new and existing clients, and that approximately $900 million has come from money market funds that had been held at City National Asset Management.

Average deposits totaled $14.02 billion for the second quarter of 2009, an increase of 11 percent from $12.64 billion for the fourth quarter of 2008 and an increase of 20 percent from $11.69 billion for the second quarter of 2008.  Average non-interest bearing deposits for the second quarter of 2009 increased 14 percent from the fourth quarter of 2008 and 21 percent from the year-earlier quarter.  Treasury Services deposit balances, which consists primarily of title and escrow deposits,  averaged $971.4 million, $810.2 million and $991.9 million for the quarters ended June 30, 2009, December 31, 2008 and June 30, 2008.  The increase in Treasury Services deposits from the fourth quarter of 2008 was due to the addition of new client relationships and increased residential real estate activity.

Borrowed Funds

Borrowed funds provide an additional source of funding for loan growth. Sources of short-term funding include federal funds purchased, securities sold under repurchase agreements, treasury tax and loan notes and FHLB borrowings.  Long-term debt includes subordinated notes issued by the Bank and senior notes issued by the Corporation.

The average balance of short-term borrowed funds decreased to $560.9 million for the second quarter of 2009 from $1.10 billion for the fourth quarter of 2008 and $2.05 billion for the second quarter of 2008.  The reduction in short-term borrowed funds is attributed to the significant growth in deposits.  The average balance of long-term debt for the second quarter of 2009 was $404.8 million compared with $388.0 million for the prior quarter and $406.6 million for the year-earlier quarter.

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

The Company had off-balance sheet credit commitments aggregating $5.10 billion at June 30, 2009, compared with $5.34 billion and $5.43 billion at December 31, 2008 and June 30, 2008, respectively.  Substantially all of the Company’s loan commitments are on a variable rate basis and consist of commercial and real estate loan commitments. In addition, the Company had $602.6 million outstanding in bankers’ acceptances and letters of credit of which $590.0 million relate to standby letters of credit at June 30, 2009.  At December 31, 2008, the Company had $660.8 million in outstanding bankers’ acceptances and letters of credit of which $647.6 million relate to standby letters of credit.  At June 30, 2008, the Company had $788.1 million in outstanding bankers’ acceptances and letters of credit of which $769.7 million relate to standby letters of credit.

As of June 30, 2009, the Company had private equity fund, alternative investment fund and other commitments of $68.7 million, of which $48.0 million was funded.  As of December 31, 2008 and June 30, 2008, the Company had private equity and alternative investment fund commitments of $63.7 million and $60.7 million, respectively, of which $40.9 million and $33.4 million was funded.  In addition, the Company had unfunded affordable housing fund commitments of $20.7 million, $21.2 million, and $27.3 million as of June 30, 2009, December 31, 2008, and June 30, 2008, respectively.

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

The Company utilizes quoted market prices to measure fair value to the extent available (Level 1). If market prices are not available, fair value measurements are based on models that use primarily market-based assumptions including interest rate yield curves, anticipated prepayment rates, default rates and foreign currency rates (Level 2). In certain circumstances, market observable inputs for model-based valuation techniques may not be available and the Company is required to make judgments about assumptions that market participants would use in estimating the fair value of a financial instrument (Level 3).  Refer to Note 3, Fair Value Measurements, to the Unaudited Consolidated Financial Statements for additional information on fair value measurements.

At June 30, 2009, $3.52 billion, or approximately 20 percent, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs.  Less than one-quarter of 1 percent of total assets were measured using Level 3 inputs.  At June 30, 2009, $11.2 million of the Company’s total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.

At June 30, 2009, $203.7 million, or just over 1 percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis. Assets measured on a nonrecurring basis include impaired loans, other real estate owned, and assets that are periodically evaluated for impairment which include goodwill, customer-relationship intangibles and private equity investments. These assets, excluding private equity investments, were measured using Level 2 inputs based on market-based information. No intangible assets were measured at fair value at June 30, 2009. Private equity investments were measured using Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at June 30, 2009.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at June 30, 2009, December 31, 2008 and June 30, 2008.

	Regulatory Well-Capitalized Standards		June 30, 2009	December 31, 2008	June 30, 2008
City National Corporation
Tier 1 leverage	N/A	%	10.38%	10.44%	7.89%
Tier 1 risk-based capital	6.00		12.61	11.71	9.03
Total risk-based capital	10.00		14.31	13.40	10.95
Tangible common shareholders’ equity to tangible assets (1)	N/A		7.35	6.99	6.95
Tier 1 common shareholders’ equity to risk-based assets (2)	N/A		9.31	8.38	8.42

City National Bank
Tier 1 leverage	5.00%		8.52%	7.87%	8.04%
Tier 1 risk-based capital	6.00		10.35	8.81	9.14
Total risk-based capital	10.00		12.04	10.50	11.06

(1)

Tangible common shareholders’ equity to tangible assets is a non-GAAP financial measure that represents common shareholders’ equity less identifiable intangible assets and goodwill divided by total assets less identifiable assets and goodwill. Management reviews tangible common shareholders’ equity to tangible assets in evaluating the Company’s capital levels and has included this ratio in response to market participant interest in tangible common shareholders’ equity as a measure of capital. See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

(2)

Tier 1 common shareholders’ equity to risk-based assets is calculated by dividing (a) Tier 1 capital less non-common components including qualifying perpetual preferred stock, qualifying noncontrolling interest in subsidiaries and qualifying trust preferred securities by (b) risk-weighted assets.  Tier 1 capital and risk-weighted assets are calculated in accordance with applicable bank regulatory guidelines.  This ratio is a non-GAAP measure that is used by investors, analysts and bank regulatory agencies, including the Federal Reserve in the Supervisory Capital Assessment Program, to assess the capital position of financial services companies.  Management reviews this measure in evaluating the Company’s capital levels and has included this measure in response to market participant interest in the Tier 1 common shareholders’ equity to risk-based assets ratio. See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

Reconciliation of GAAP financial measures to non-GAAP financial measures:

(in thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Common shareholders’ equity	$1,757,438	$1,614,904	$1,615,004
Less: Goodwill and other intangible assets	(496,562)	(500,037)	(514,584)
Tangible common shareholders’ equity (A)	$1,260,876	$1,114,867	$1,100,420

Total assets	$17,660,785	$16,455,515	$16,339,258
Less: Goodwill and other intangible assets	(496,562)	(500,037)	(514,584)
Tangible assets (B)	$17,164,223	$15,955,478	$15,824,674

Tangible common shareholders’ equity to tangible assets (A)/(B)	7.35%	6.99%	6.95%

Tier 1 capital	$1,751,664	$1,633,065	$1,230,005
Less: Preferred stock	(391,091)	(390,089)	—
Less: Noncontrolling interest	(62,139)	(69,650)	(84,342)
Less: Trust preferred securities	(5,155)	(5,155)	(5,155)
Tier 1 common shareholders’ equity (C)	$1,293,279	$1,168,171	$1,140,508

Risk-weighted assets (D)	$13,886,674	$13,943,007	$13,545,871

Tier 1 common shareholders’ equity to risk-based assets (C)/(D)	9.31%	8.38%	8.42%

Tier 1 capital ratios at June 30, 2009 and December 31, 2008 include preferred stock issued in the fourth quarter of 2008 under the Treasury’s TARP Capital Purchase Program.  All periods presented include $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in Noncontrolling interest in the consolidated balance sheets, and $5.2 million of trust preferred securities issued by an unconsolidated capital trust subsidiary of the holding company.

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

On May 8, 2009, the Corporation completed an offering of 2.8 million common shares at $39.00 per share. The net proceeds from the offering were $104.3 million.  On May 15, 2009, the underwriters exercised their over-allotment option to purchase an additional 420,000 shares of the Corporation’s common stock at $39.00 per share. The net proceeds from the exercise of the over-allotment option were $15.6 million. Common stock qualifies as Tier 1 capital.

The ratio of total equity to period-end assets as of June 30, 2009 was 12.31 percent, compared to 12.34 percent at December 31, 2008 and was 10.04 percent as of June 30, 2008.

The accumulated other comprehensive loss, primarily related to available-for-sale securities and interest rate swaps, was $18.1 million at June 30, 2009 compared with $48.0 million at December 31, 2008 and $24.9 million at June 30, 2008.

There were no purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act of 1934 during the three-month period ended June 30, 2009.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits.  As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk.  The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. The model projects net interest income assuming no changes in loans or deposit mix as it stood at June 30, 2009.  Interest rate scenarios include stable rates and 100 and 200 basis point parallel shifts in the yield curve occurring gradually over a twelve-month period.  Loan yields and deposit rates change over the twelve-month horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

During the first six months of 2009, the Company maintained a neutral to moderately asset-sensitive interest rate position.  As of June 30, 2009, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields but are expected to lower interest expense somewhat thus improving net interest margin slightly.  This compares to a decrease in projected net interest income of 0.3 percent with a 100 basis point decline and 1.0 percent with a 200 basis point decline at June 30, 2008. At June 30, 2009, a gradual 100 basis point parallel increase in the yield curve over the next 12 months would result in an increase in projected net interest income of approximately 1.8 percent while a 200 basis point increase would increase projected net interest income by approximately 3.8 percent.  This compares to an increase in projected net interest income of 0.1 percent with a 100 basis point increase and 0.6 percent with a 200 basis point increase at June 30, 2008.  Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in non-rate sensitive deposits, reducing reliance on other rate-sensitive funding sources. The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

Market Value of Portfolio Equity: The market value of portfolio equity (“MVPE”) model is used to evaluate the vulnerability of the market value of shareholders’ equity to changes in interest rates.  The model indicates that the MVPE is somewhat vulnerable to a sudden and substantial increase in interest rates.  As of June 30, 2009, a 200-basis-point increase in interest rates results in a 3.7 percent decline in MVPE.  This compares to a 3.3 percent decline for the year-earlier quarter.  The higher sensitivity is due to changes in the deposit mix and a slight increase in the duration gap between earning assets and interest-bearing liabilities.  Measurement of a 200 basis point decrease in rates as of June 30, 2009 is not meaningful due to the current low rate environment.   As of June 30, 2008, the MVPE would have improved by 2.0 percent if rates decreased by 200 basis points.

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	June 30, 2009				December 31, 2008				June 30, 2008
(in millions)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)
Fair Value
Interest Rate Swap
Certificates of deposit	$20.0	$1.3		1.4	$20.0	$1.4		1.9	$20.0	$0.9		2.2
Long-term and subordinated debt	362.4	29.2		2.8	370.9	34.7		3.3	375.0	10.9		3.5
Total fair value hedge swaps	382.4	30.5		2.7	390.9	36.1		3.2	395.0	11.8		3.4
Cash Flow Hedge
Interest Rate Swap
US Dollar LIBOR based loans	200.0	9.2		1.3	200.0	8.4		1.8	200.0	2.7		2.2
Prime based loans	125.0	3.4		0.8	125.0	3.7		1.3	175.0	—		1.3
Total cash flow hedge swaps	325.0	12.6		1.1	325.0	12.1		1.6	375.0	2.7		1.8
Fair Value and Cash Flow Hedge
Interest Rate Swaps	$707.4	$43.1	(1)	2.0	$715.9	$48.2	(1)	2.5	$770.0	$14.5	(1)	2.6

(1)  Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset (if applicable), mark-to-market liability and net interest receivable or payable.

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank.  Additionally, certain of the Company’s swap agreements contain credit-risk-related contingent features.  For agreements that contain credit-risk features, the amount of collateral required to be delivered or received is impacted by the credit ratings of the Company and its counterparties.  At June 30, 2009, the Company had no swap contracts that contain credit-risk contingent features in a net liability position.

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $12.5 million of credit risk exposure at June 30, 2009 and $6.4 million as of June 30, 2008. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received.  The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. At June 30, 2009, collateral valued at $20.1 million had been received from swap counterparties. At June 30, 2008, collateral valued at $6.8 million had been received from counterparties.

The Company also offers various derivative products to clients and enters into derivative transactions in due course.  These derivative contracts are offset by paired trades with unrelated third parties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting.  The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets.  The credit component of the fair value of these derivative contracts is calculated using an internal model.  At June 30, 2009 and 2008, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $955.8 million and $322.3 million, respectively.

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

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook.  These forward-looking statements are subject to risks and uncertainties.  A number of factors, some of which are beyond the company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements.  These factors include (1) continuation or worsening of current recessionary conditions, as well as continued turmoil in the financial markets, (2) continued volatility and deterioration of the capital and credit markets, (3) significant changes in banking laws or regulations, including, without limitation, as a result of the Emergency Economic Stabilization Act and the creation of and possible amendments to the Troubled Asset Relief Program (TARP), and rules and regulations issued thereunder, including the TARP Standards for Compensation and Corporate Governance, (4) the ongoing budget crisis in the State of California and the impact of the state’s issuance of registered warrants, (5) continued weakness in the real estate market, including the markets for commercial and residential real estate, which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense, (6) unprecedented volatility in equity, fixed income and other market valuations, (7) changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments, (8) changes in the interest rate environment and market liquidity which may reduce interest margins and impact funding sources, (9) increased competition in the company’s markets, (10) changes in the financial performance and/or condition of the company’s borrowers, (11) a substantial and permanent loss of either client accounts and/or assets under management at the company’s investment advisory affiliates or its wealth management division, (12) soundness of other financial institutions which could adversely affect the company, (13) increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes, (14) protracted labor disputes in the company’s markets, (15) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (16) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (17) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (18) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (19) the success of the company at managing the risks involved in the foregoing.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook.  These forward-looking statements are subject to risks and uncertainties.  A number of factors, some of which are beyond the company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements.  These factors include (1) continuation or worsening of current recessionary conditions, as well as continued turmoil in the financial markets, (2) continued volatility and deterioration of the capital and credit markets, (3) significant changes in banking laws or regulations, including, without limitation, as a result of the Emergency Economic Stabilization Act and the creation of and possible amendments to the Troubled Asset Relief Program (TARP), and rules and regulations issued thereunder, including the TARP Standards for Compensation and Corporate Governance, (4) the ongoing budget crisis in the State of California and the impact of the state’s issuance of registered warrants, (5) continued weakness in the real estate market, including the markets for commercial and residential real estate, which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense, (6) unprecedented volatility in equity, fixed income and other market valuations, (7) changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments, (8) changes in the interest rate environment and market liquidity which may reduce interest margins and impact funding sources, (9) increased competition in the company’s markets, (10) changes in the financial performance and/or condition of the company’s borrowers, (11) a substantial and permanent loss of either client accounts and/or assets under management at the company’s investment advisory affiliates or its wealth management division, (12) soundness of other financial institutions which could adversely affect the company, (13) increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes, (14) protracted labor disputes in the company’s markets, (15) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (16) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (17) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (18) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (19) the success of the company at managing the risks involved in the foregoing.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended June 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 6.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at the Corporation’s Annual Shareholders Meeting held on May 27, 2009:

1.    Election of Class I Directors.

	For	Withheld
Kenneth L. Coleman	43,025,701	1,793,150
Peter M. Thomas	43,664,014	1,154,837
Bruce Rosenblum	43,330,350	1,488,501
Christopher J. Warmuth	43,531,325	1,287,526

2.           Proposal to ratify the selection of KPMG LLP as the Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For:	44,522,324
Against:	222,361
Abstain:	74,166

3.           An advisory (non-binding) vote approving executive compensation.

For:	29,724,386
Against:	14,922,139
Abstain:	172,326

4.           Stockholder proposal—Declassification of Board of Directors.

For:	18,354,852
Against:	21,657,401
Abstain:	619,743
Broker Non-votes:	4,186,855

ITEM 6.      EXHIBITS

No.

10.49*	Fifth Amendment to Employment Agreement dated as of April 3, 2009, by and between Bram Goldsmith, City National Corporation and City National Bank.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*    Management contract or compensatory plan or arrangement

The registrant has not filed with this report copies of the instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE: August 5, 2009	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)