Form 10-Q
period 2009-09-30
CITY NATIONAL CORP
filed 2009-11-09
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended September 30, 2009

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

(213) 673-7700

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

As of October 30, 2009, there were 51,503,312 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
(in thousands, except share amounts)	2009	2008	2008
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$348,958	$279,921	$428,557
Due from banks - interest-bearing	767,362	144,344	95,993
Federal funds sold	240,000	—	—
Securities available-for-sale - cost $3,480,659, $2,239,184, and $2,230,192 at September 30, 2009, December 31, 2008 and September 30, 2008, respectively:
Securities pledged as collateral	226,497	223,506	214,762
Held in portfolio	3,285,575	1,921,364	1,945,156
Trading securities	188,904	295,598	310,251
Loans and leases	12,168,490	12,444,259	12,278,517
Less: Allowance for loan and lease losses	265,005	224,046	208,046
Net loans and leases	11,903,485	12,220,213	12,070,471
Premises and equipment, net	126,097	131,294	127,361
Deferred tax asset	173,752	226,854	152,445
Goodwill	491,501	459,418	460,137
Customer-relationship intangibles, net	41,866	40,619	52,160
Bank-owned life insurance	76,155	74,575	73,930
Affordable housing investments	92,170	74,577	72,453
Customers’ acceptance liability	3,476	1,714	2,954
Other real estate owned	43,969	11,388	2,279
Other assets	390,837	350,130	321,959
Total assets	$18,400,604	$16,455,515	$16,330,868
Liabilities
Demand deposits	$7,441,898	$6,140,619	$5,744,863
Interest checking deposits	1,776,643	988,313	847,921
Money market deposits	4,220,737	3,699,900	3,822,418
Savings deposits	276,087	146,590	143,252
Time deposits-under $100,000	210,344	234,669	233,173
Time deposits-$100,000 and over	1,182,734	1,442,033	1,376,033
Total deposits	15,108,443	12,652,124	12,167,660
Federal funds purchased and securities sold under repurchase agreements	231,903	908,157	1,272,359
Other short-term borrowings	720	124,500	630,673
Subordinated debt	341,587	161,595	157,769
Long-term debt	233,536	246,554	231,321
Reserve for off-balance sheet credit commitments	19,576	22,703	23,384
Acceptances outstanding	3,476	1,714	2,954
Other liabilities	192,974	262,923	144,348
Total liabilities	16,132,215	14,380,270	14,630,468
Redeemable noncontrolling interest	49,897	44,811	52,556
Commitments and contingencies
Equity
Preferred Stock; 5,000,000 shares authorized; 400,000 shares issued; aggregate liquidation preference of $400,000 as of September 30, 2009 and December 31, 2008, respectively	391,593	390,089	—
Common Stock, par value $1.00 per share; 75,000,000 shares authorized; 53,885,886, 50,961,457, and 50,966,264 shares issued at September 30, 2009, December 31, 2008 and September 30, 2008, respectively	53,886	50,961	50,966
Additional paid-in capital	514,904	389,077	371,279
Accumulated other comprehensive income (loss)	24,329	(48,022)	(38,071)
Retained earnings	1,363,176	1,379,624	1,396,400
Treasury shares, at cost - 2,386,899, 2,413,039 and 2,434,941 shares at September 30, 2009, December 31, 2008 and September 30, 2008, respectively	(154,245)	(156,736)	(158,193)
Total common shareholders’ equity	1,802,050	1,614,904	1,622,381
Total shareholders’ equity	2,193,643	2,004,993	1,622,381
Noncontrolling interest	24,849	25,441	25,463
Total equity	2,218,492	2,030,434	1,647,844
Total liabilities and equity	$18,400,604	$16,455,515	$16,330,868

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Interest Income
Loans and leases	$145,756	$168,824	$433,636	$514,293
Securities available-for-sale	34,243	25,760	90,835	79,601
Trading securities	31	557	465	1,533
Due from banks - interest-bearing	259	440	705	1,491
Federal funds sold and securities purchased under resale agreements	130	25	145	147
Total interest income	180,419	195,606	525,786	597,065
Interest Expense
Deposits	12,854	26,689	48,483	92,811
Federal funds purchased and securities sold under repurchase agreements	2,016	7,767	6,279	25,009
Subordinated debt	3,220	1,489	5,294	5,304
Other long-term debt	988	2,154	3,803	7,440
Other short-term borrowings	—	4,703	113	15,364
Total interest expense	19,078	42,802	63,972	145,928
Net interest income	161,341	152,804	461,814	451,137
Provision for credit losses	85,000	35,000	205,000	87,000
Net interest income after provision for credit losses	76,341	117,804	256,814	364,137
Noninterest Income
Trust and investment fees	32,289	33,457	83,342	103,993
Brokerage and mutual fund fees	6,041	19,470	22,443	55,601
Cash management and deposit transaction charges	13,142	12,392	39,143	35,712
International services	7,895	8,202	22,416	24,065
Bank-owned life insurance	639	824	2,373	2,107
Loss on sale of other assets	(173)	(198)	(130)	(390)
Gain (loss) on sale of securities	3,445	(536)	3,795	16
Other	6,345	8,403	21,366	22,190
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(20,588)	(31,936)	(34,161)	(31,936)
Less: Portion of loss recognized in other comprehensive income	19,810	—	19,810	—
Net impairment loss recognized in earnings	(778)	(31,936)	(14,351)	(31,936)
Total noninterest income	68,845	50,078	180,397	211,358
Noninterest Expense
Salaries and employee benefits	80,937	89,373	235,023	267,072
Net occupancy of premises	12,613	12,719	37,433	36,693
Legal and professional fees	8,545	8,332	24,014	24,423
Information services	7,342	6,576	20,814	19,170
Depreciation and amortization	6,472	5,502	18,417	16,464
Marketing and advertising	4,615	5,653	14,034	16,608
Office services and equipment	3,610	3,683	11,136	11,468
Amortization of intangibles	1,726	2,238	5,237	6,197
Other real estate owned	2,231	23	4,481	343
FDIC assessments	5,308	2,188	22,237	4,358
Other operating	10,366	9,910	28,058	24,989
Total noninterest expense	143,765	146,197	420,884	427,785
Income before income taxes	1,421	21,685	16,327	147,710
Income taxes	(6,966)	3,974	(6,320)	44,960
Net income	$8,387	$17,711	$22,647	$102,750
Less: Net income attributable to noncontrolling interest	348	1,160	375	6,728
Net income attributable to City National Corporation	$8,039	$16,551	$22,272	$96,022
Less: Dividends on preferred stock	5,502	—	16,504	—
Net income available to common shareholders	$2,537	$16,551	$5,768	$96,022
Net income per common share, basic	$0.05	$0.34	$0.11	$1.99
Net income per common share, diluted	$0.05	$0.34	$0.11	$1.98
Shares used to compute income per common share, basic	51,482	47,934	49,855	47,871
Shares used to compute income per common share, diluted	51,660	48,207	49,987	48,178
Dividends per common share	$0.10	$0.48	$0.45	$1.44

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
(in thousands)	2009	2008

Cash Flows From Operating Activities
Net income attributable to City National Corporation	$22,272	$96,022
Adjustments to net income:
Provision for credit losses	205,000	87,000
Amortization of intangibles	5,237	6,197
Depreciation and amortization	18,417	16,464
Amortization of cost and discount on long-term debt	436	457
Share-based employee compensation expense	10,786	10,862
Loss on sale of other assets	130	390
Gain on sale of securities	(3,795)	(16)
Impairment loss on securities	14,351	31,936
Other, net	2,460	27,938
Net change in:
Trading securities	113,094	(16,896)
Deferred income tax benefit	(470)	(23,042)
Other assets and other liabilities, net	(143,336)	(101,692)

Net cash provided by operating activities	244,582	135,620

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(2,440,987)	(218,445)
Sales of securities available-for-sale	554,834	94,076
Maturities and paydowns of securities	618,141	346,583
Loan originations, net of principal collections	73,617	(699,027)
Net payments for premises and equipment	(10,432)	(25,758)
Acquisition of Lee Munder Capital Group, LLC, net of cash acquired	(18,328)	—
Other investing activities, net	(894)	18,410

Net cash used in investing activities	(1,224,049)	(484,161)

Cash Flows From Financing Activities
Net increase in deposits	2,456,319	345,155
Net decrease in federal funds purchased and securities sold under repurchase agreements	(676,254)	(272,052)
Net (decrease) increase in short-term borrowings, net of transfers from long-term debt	(123,780)	530,673
Net increase (decrease) in other borrowings	170,900	(116,854)
Proceeds from exercise of stock options	1,150	19,555
Tax benefit from exercise of stock options	141	3,821
Stock repurchases	—	(21,655)
Issuance of common stock	119,929	—
Cash dividends paid	(36,883)	(69,621)

Net cash provided by financing activities	1,911,522	419,022

Net increase in cash and cash equivalents	932,055	70,481
Cash and cash equivalents at beginning of year	424,265	454,069

Cash and cash equivalents at end of period	$1,356,320	$524,550

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$63,804	$159,427
Income taxes	17,689	93,015

Non-cash investing activities:
Transfer of loans to other real estate owned	47,715	14,891
Transfer from securities available-for-sale to trading securities	6,400	—

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

	City National Corporation Shareholders’ Equity
					Accumulated
				Additional	other			Non-
	Shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	controlling	Total
(in thousands, except share amounts)	issued	stock	stock	capital	income (loss)	earnings	shares	interest	equity

Balance, January 1, 2008	50,824,178	$—	$50,824	$374,700	$(9,349)	$1,369,999	$(176,035)	$25,583	$1,635,722
Net income	—	—	—			96,022	—	1,806	97,828
Other comprehensive loss, net of tax:
Amortization of prior service cost	—	—	—	—	(39)	—	—	—	(39)
Net unrealized loss on securities available-for-sale, net of taxes of $20.2 million and reclassification of $0.1 million net gain included in net income	—	—	—	—	(27,937)	—	—	—	(27,937)
Net unrealized loss on cash flow hedges, net of taxes of $0.5 million and reclassification of $2.3 million net gain included in net income	—	—	—	—	(746)	—	—	—	(746)
Total comprehensive income								1,806	69,106
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,926)	(1,926)
Issuance of shares under share-based compensation plans	142,086	—	142	(20,084)	—	—	39,497	—	19,555
Share-based employee compensation expense	—	—	—	10,698	—	—	—	—	10,698
Tax benefit from share-based compensation plans	—	—	—	3,821	—	—	—	—	3,821
Cash dividends paid	—	—	—	—	—	(69,621)	—	—	(69,621)
Repurchased shares, net	—	—	—	—	—	—	(21,655)	—	(21,655)
Net change in deferred compensation plans	—	—	—	745	—	—	—	—	745
Change in redeemable noncontrolling interest	—	—	—	1,399	—	—	—	—	1,399
Balance, September 30, 2008	50,966,264	$—	$50,966	$371,279	$(38,071)	$1,396,400	$(158,193)	$25,463	$1,647,844

Balance, January 1, 2009	50,961,457	$390,089	$50,961	$389,077	$(48,022)	$1,379,624	$(156,736)	$25,441	$2,030,434
Net income	—	—	—	—	—	22,272	—	1,625	23,897
Other comprehensive income, net of tax:
Amortization of prior service cost	—	—	—	—	119	—	—	—	119
Non-credit related impairment loss on investment securities, net of taxes of $8.3 million	—	—	—	—	(11,523)	—	—	—	(11,523)
Net unrealized gain on securities available-for-sale, net of taxes of $60.9 million and reclassification of $2.0 million net loss included in net income	—	—	—	—	84,657	—	—	—	84,657
Net unrealized loss on cash flow hedges, net of taxes of $0.6 million and reclassification of $5.2 million net gain included in net income	—	—	—	—	(902)	—	—	—	(902)
Total comprehensive income								1,625	96,248
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,717)	(1,717)
Issuance of common stock	3,220,000		3,220	116,409	—	—	—	—	119,629
Issuance of shares under share-based compensation plans	(295,571)	—	(295)	(1,814)	—	—	2,491	—	382
Preferred stock accretion	—	1,504	—	—	—	(1,504)	—	—	—
Share-based employee compensation expense	—	—	—	10,693	—	—	—	—	10,693
Tax benefit from share-based compensation plans	—	—	—	(714)	—	—	—	—	(714)
Cash dividends:
Preferred	—	—	—	—	—	(15,000)	—	—	(15,000)
Common	—	—	—	—	—	(22,216)	—	—	(22,216)
Net change in deferred compensation plans	—	—	—	492	—	—	—	—	492
Change in redeemable noncontrolling interest	—	—	—	761	—	—	—	—	761
Other				—	—	—	—	(500)	(500)
Balance, September 30, 2009	53,885,886	$391,593	$53,886	$514,904	$24,329	$1,363,176	$(154,245)	$24,849	$2,218,492

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

Use of Estimates

The Company’s accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company’s estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options and restricted stock, income taxes, goodwill and intangible asset impairment, available-for-sale securities impairment and the valuation of financial assets and liabilities reported at fair value.  The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements. The allowance for loan and lease losses reflects management’s ongoing assessment of the credit quality of the Company’s portfolio, which is affected by a broad range of economic factors, including weak valuations in commercial real estate.  Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk-rating migration and changes in the portfolio size. The Company’s estimates and assumptions are expected to change as changes in market conditions and the Company’s portfolio occur in subsequent periods.

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

On July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) became the official source of nongovernmental authoritative U.S. GAAP other than guidance issued by the Securities and Exchange Commission (“SEC”). The ASC organizes GAAP by Topic-Subtopic-Section-Paragraph. References to GAAP contained in this Form 10-Q reflect the ASC reference structure.

During the nine months ended September 30, 2009, the Company made certain changes to the following accounting policies as a result of the Company’s adoption of new accounting pronouncements and other considerations:

Goodwill and Customer-Relationship Intangible Assets

The Company applies the acquisition method of accounting for acquisitions in accordance with the revised guidance under ASC Topic 805, Business Combinations, which became effective January 1, 2009.  Previously, acquisitions were accounted for under the purchase method.  Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed, including contingent consideration, in the transaction at their acquisition date fair values.  Management utilizes valuation techniques based on discounted cash flow analysis to determine these fair values.  Any excess of the purchase price over amounts allocated to acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Intangible assets include core deposit intangibles and client advisory contract intangibles (combined, customer-relationship intangibles) originating from acquisitions of financial services firms. Core deposit intangibles are amortized over a range of four to eight years and client advisory contract intangibles are amortized over various periods ranging from four to 20 years.  The weighted-average amortization period for the contract intangibles is 17.2 years.

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

Note 1.  Summary of Significant Accounting Policies (Continued)

Earnings per Common Share

The Company calculates earnings per common share (“EPS”) using the two-class method in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), effective January 1, 2009 with retrospective application to all prior-period earnings per share data presented.  Refer to Accounting Pronouncements below.  The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. Under ASC Topic 260, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. Restricted shares issued under the Company’s share-based compensation plan are entitled to dividends at the same rate as common stock.

Basic EPS are computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock and vested restricted stock awards.  Diluted EPS reflect the assumed conversion of all potential dilutive securities.  Adoption of the two-class method resulted in a 2 cent per share reduction in basic EPS for the nine-month period ended September 30, 2008.  Diluted EPS for 2008 were not impacted by the adoption. Prior-period EPS data presented has been restated retrospectively for comparability.

Accounting Pronouncements

During the nine months ended September 30, 2009, the following accounting pronouncements applicable to the Company were issued or became effective:

•                  The Company adopted the new guidance in ASC Topic 805, Business Combinations (“ASC 805”), and ASC Topic 810, Consolidation (“ASC 810”), effective January 1, 2009.  ASC 805 requires the acquiring entity in a business combination to recognize 100 percent of the assets acquired and liabilities assumed in the transaction; establishes acquisition date fair value as the measurement objective for the assets acquired and liabilities assumed; requires recognition of contingent consideration arrangements at their acquisition date fair values; and expands required disclosures regarding the nature and financial effect of the business combination.  It also requires that acquisition-related costs be expensed when incurred.  The provisions of ASC 805 are to be applied for business combination transactions consummated after January 1, 2009.  ASC 810 requires that noncontrolling interests in subsidiaries be initially measured at fair value and classified as a separate component of equity in the consolidated financial statements. Following adoption, the Company reports noncontrolling interests in subsidiaries, with the exception of certain redeemable noncontrolling interests, as a separate component of equity in the consolidated balance sheets, and noncontrolling interests’ share of subsidiary earnings is no longer recognized as an expense in the computation of consolidated net income. The expanded presentation and disclosure requirements of ASC 810 have been applied for the current period and retrospectively for prior periods presented. Redeemable noncontrolling interest continues to be reported in the mezzanine section of the consolidated balance sheets.

•              On January 1, 2009, ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), became effective for the Company’s non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis. The Company’s non-financial assets within the scope of ASC 820, which include goodwill and customer-relationship intangible assets, are reported at fair value on a nonrecurring basis (generally as the result of an impairment assessment) during the period in which the remeasurement at fair value is recorded. The Company currently has no non-financial liabilities required to be reported at fair value.

•              Effective January 1, 2009, the Company adopted the expanded disclosure requirements for derivative instruments and hedging activities under ASC Section 815-10-50, Derivatives and Hedging - Disclosures (“ASC 815-50”). The expanded disclosures address how derivative instruments are used, how derivatives and the related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. In addition, companies are required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. The disclosure requirements of ASC 815-50 have been applied for the current period and retrospectively for prior periods presented.

Note 1. Summary of Significant Accounting Policies (continued)

•              The new guidance in ASC Section 350-30-35, Intangibles — Goodwill and Other — Subsequent Measurement (“ASC 350-35”), pertaining to the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset became effective for the Company on January 1, 2009.  The intent of the revised guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805 when the underlying arrangement includes renewal or extension terms.  ASC 350-35 permits an entity to use its own assumptions, based on its historical experience, about the renewal or extension of an arrangement to determine the useful life of an intangible asset. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

•              ASC Section 260-10-55, Earnings per Share — Implementation (“ASC 260-55”), requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered to be participating securities, and the issuing entity is required to apply the two-class method of computing basic and diluted EPS. This guidance became effective for the Company on January 1, 2009. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities.  Accordingly, the Company calculates EPS using the two-class method. Prior period EPS and share data presented have been restated for comparability.  The adoption of ASC 260-55 resulted in a 2 cent per share reduction in basic EPS for the nine-month period ended September 30, 2008. Diluted EPS for 2008 were not impacted.

•              ASC Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”), requires an entity to evaluate an instrument’s contingency provisions and the factors that affect its ultimate settlement amount (i.e., the payoff to the holder) when determining whether the instrument is indexed to the entity’s own stock.  This guidance became effective for the Company on January 1, 2009. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

•                  On November 13, 2008, the Financial Accounting Standards Board (“FASB”) ratified a consensus on new guidance in ASC Subtopic 323-10, Investments — Equity Method and Joint Ventures - Overall (“ASC 323-10”), that clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  The guidance applies to all investments accounted for under the equity method and became effective for the Company, on a prospective basis, for annual and interim reporting periods beginning January 1, 2009. Adoption of the new guidance in ASC 323-10 did not have a significant impact on the Company’s consolidated financial statements.

•                  On April 1, 2009, the FASB revised the guidance in ASC Subtopic 805-20, Business Combinations — Identifiable Assets and Liabilities, and Any Noncontrolling Interest (“ASC 805-20”), to amend the requirements associated with the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  Under the revised guidance, an asset or liability assumed in a business combination that arises from a contingency is to be initially measured at fair value if fair value can be determined.  If fair value cannot be determined, an asset or liability is to be recognized if it is probable that an asset existed or a liability had been incurred at the acquisition date and the amount can be reasonably estimated. An acquiring entity should develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies.  An acquirer is required to disclose information that enables users of its financial statements to evaluate the nature and financial effects of a business combination. The new guidance in ASC 805-20 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company has applied the revised guidance to the acquisition completed subsequent to January 1, 2009.

•                     On April 9, 2009, the FASB revised ASC Section 825-10-50, Financial Instruments — Disclosures (“ASC 825-50”), to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. ASC 825-50 requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in interim financial statements and any changes in these methods and assumptions from prior periods.  The requirement to provide interim disclosures became effective for the Company for June 30, 2009 reporting.  In periods after initial adoption, the Company is required to provide comparative disclosures only for periods ending after initial adoption.  The disclosure requirements of ASC 825-50 have been applied for the current period.

Note 1. Summary of Significant Accounting Policies (continued)

•              On April 9, 2009, the FASB revised ASC Section 320-10-35, Investments — Debt and Equity Securities — Subsequent Measurement (“ASC 320-35”) to amend the other-than-temporary impairment guidance for debt securities. The “intent and ability” indicator for recognizing other-than-temporary impairment was modified, and the trigger used to assess the collectibility of cash flows changed from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.”  The new guidance changes the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. In those situations, impairment shall be separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses shall be recognized in earnings. The credit loss component of an other-than-temporary impairment, representing an increase in credit risk, shall be determined by the reporting entity using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors shall be recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and shall not be adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected should be accreted as interest income. The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of the other-than-temporary impairment that is recognized in other comprehensive income, if any.

The cumulative effect of initial adoption is recorded as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The amortized cost basis of a security for which an other-than-temporary impairment was previously recognized shall be adjusted by the amount of the cumulative effect adjustment before taxes. The difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted as interest income. The new guidance became effective for the Company on April 1, 2009.  The Company did not hold any available-for-sale debt securities on April 1, 2009 with previously recognized other-than-temporary impairment. Therefore, the Company was not required to record a cumulative effect adjustment upon adoption.

•           On April 9, 2009, the FASB revised ASC Subtopic 820-10, Fair Value Measurements and Disclosures - Overall (“ASC 820-10”), to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased, and identifying transactions that are not orderly.  Several factors are identified that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability.  If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly), further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.  The expanded guidance reiterates that even in circumstances where there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The new guidance became effective for the Company for the June 30, 2009 reporting period.  Adoption of the new guidance did not have a significant impact on the consolidated financial statements.

•                     On May 28, 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature.  ASC 855 is similar to the current guidance with some modifications that are not intended to result in significant changes in practice.  Under ASC 855, subsequent events are categorized as recognized (currently type I) or nonrecognized (currently type II).  The definition of subsequent events is modified to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). Entities are required to disclose the date through which an entity has evaluated subsequent events and the basis for that date.  ASC 855 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009 and became effective for the Company for the June 30, 2009 reporting period.  Adoption of ASC 855 did not have a significant impact on the Company’s consolidated financial statements.

Note 1. Summary of Significant Accounting Policies (continued)

•                           On June 29, 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative principles and standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification represents a major reorganization of GAAP but is not intended to change GAAP.  ASC 105 became effective for the Company on July 1, 2009. Adoption of the Codification did not have a significant impact on the Company’s consolidated financial statements.

The following accounting pronouncements were issued prior to or during the first nine months of 2009, but are not effective for the company until after September 30, 2009:

•                           On June 12, 2009, the FASB revised ASC Topic 860-10, Transfers and Servicing (“ASC 860”), to expand required disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred assets.  It also removes the concept of “qualifying special-purpose entity” from U.S. GAAP.  The new guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  Adoption of the new guidance is not expected to have a material effect on the Company’s consolidated financial statements.

•                           On June 12, 2009, the FASB revised ASC 810-10-25, Consolidation — Recognition (Variable Interest Entities) (“ASC 810-25”). The revised guidance requires, among other things: that an entity perform a qualitative analysis to determine if it is the primary beneficiary of a variable interest entity (“VIE”), consideration of related party relationships in the determination of the primary beneficiary of a VIE, and enhanced disclosures about an enterprise’s involvement with a VIE.  The new guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim reporting periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company is evaluating the impact of adoption on its consolidated financial statements.

•                           In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 to provide guidance on measuring the fair value of liabilities under ASC Subtopic 820-10, Fair Value Measurements and Disclosures-Overall.  ASU 2009-05 reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date; that is, the liability is presumed to continue and is not settled with the counterparty.  In addition, ASU 2009-05 reemphasizes that a fair value measurement of a liability includes nonperformance risk and that such risk does not change after the transfer of the liability.  The guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either (1) a valuation technique that uses the quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets, or (2) another valuation technique that is consistent with ASC Topic 820 such as an income or market approach.  ASU 2009-05 also states that a separate adjustment for the impact of a restriction on the transfer of a liability should not be made in the fair value measurement of a liability.  The effect of a restriction on the transfer of a liability is presumed to be already factored into the transaction price of the liability at inception.  ASU 2009-05 is effective for the Company on October 1, 2009.  Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

•                           In September 2009, the FASB issued ASU 2009-12 to provide guidance on measuring the fair value of investments in certain entities, such as hedge funds, private equity funds, venture capital funds, funds of funds and real estate funds that calculate net asset value per share.  ASU 2009-12 amends ASC Topic 820, Fair Value Measurements and Disclosures.  The guidance applies to investments that are required or permitted to be measured at fair value on a recurring or nonrecurring basis that do not have readily determinable fair values.  If an investment is within scope of the ASU, a reporting entity is permitted but not required to use the investment’s net asset value (“NAV”) or its equivalent to estimate its fair value, provided that the NAV is calculated as of the reporting entity’s measurement date.  ASU 2009-12 also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. The ASU is effective for interim and annual periods ending after December 15, 2009.  The Company does not expect adoption of the new guidance to have a significant impact on its consolidated financial statements.

Note 2. Business Combination

On July 21, 2009, the Company acquired an approximate 57 percent majority interest in Lee Munder Capital Group, LLC (“LMCG”), a Boston-based investment firm that manages assets for corporations, pensions, endowments and affluent households.  LMCG had approximately $3.4 billion of assets under management at the date of acquisition. LMCG was merged with Independence Investments, a Boston-based institutional asset management firm in which the Company held a majority interest. The combined entity is the Company’s primary institutional asset management affiliate, with more than $4 billion of assets under management at acquisition date. It is operated under the Lee Munder Capital Group name and as an affiliate of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.

The Company recorded $36.0 million of goodwill and a $2.8 million client advisory contract intangible in association with its acquisition of LMCG.  Although the Company only acquired an interest of approximately 57 percent, ASC Topic 805 requires the Company to account for the acquisition of 100 percent of LMCG.  Under ASC Topic 805, the assets acquired, liabilities assumed and remaining noncontrolling interests are recognized at their full acquisition-date fair values.  The $36.0 million of goodwill recognized includes the $14.7 million fair value of noncontrolling interest recorded at the acquisition date.  The noncontrolling interest is recorded in Redeemable noncontrolling interest in the mezzanine section of the consolidated balance sheets.

Note 3. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value for financial reporting purposes as the price that would be received to sell an asset or paid to transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date).  Fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact.

Fair Value Hierarchy

Management employs market standard valuation techniques in determining the fair value of assets and liabilities.  Inputs used in valuation techniques are based on assumptions that market participants would use in pricing an asset or liability.  The inputs used in valuation techniques are prioritized as follows:

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

Note 3. Fair Value Measurements (continued)

A distribution of asset and liability fair values according to the fair value hierarchy at September 30, 2009 is provided in the table below:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of September 30, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
Debt securities	$3,491,347	$13,554	$3,450,820	$26,973
Equity securities and mutual funds	20,725	20,725	—	—
Trading securities	188,904	175,035	13,040	829
Mark-to-market derivatives (1)	64,414	5,337	59,077	—
Total assets at fair value	$3,765,390	$214,651	$3,522,937	$27,802

Liabilities
Mark-to-market derivatives (2)	$19,315	$624	$18,691	$—
Total liabilities at fair value	$19,315	$624	$18,691	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)	$224,684	$—	$224,684	$—
Other real estate owned (4)	32,758	—	32,758	—
Private equity investments	4,954	—	—	4,954
Total assets at fair value	$262,396	$—	$257,442	$4,954

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Impaired loans for which fair value was calculated using the collateral valuation method.

(4) Includes other real estate owned that was measured at fair value during the nine months ended September 30, 2009.

For assets measured at fair value on a nonrecurring basis, the following table presents the total losses recognized in the three months and nine months ended September 30, 2009:

(in thousands)	Three months ended September 30, 2009	Nine months ended September 30, 2009
Impaired loans	$51,844	$106,606
Other real estate owned	4,199	9,537
Private equity investments	1,396	1,799
Total losses recognized	$57,439	$117,942

Level 3 assets measured at fair value on a recurring basis are CDO senior notes, included in available-for-sale debt securities, and CDO income notes, included in trading securities, for which the market is inactive. The fair value of these securities is determined using an internal cash flow model that incorporates management’s assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. These assumptions are not directly observable in the market. Unrealized gains and losses on available-for-sale securities are reported as a component of Accumulated other comprehensive income in the consolidated balance sheets.  Unrealized gains and losses on trading securities are reported in earnings.

Note 3. Fair Value Measurements (continued)

Activity in Level 3 assets measured on a recurring basis for the nine-months ended September 30, 2009 is summarized in the following table:

Level 3 Assets Measured on a Recurring Basis

(in thousands)	Securities Available-for- Sale	Trading Securities	Total Level 3 Assets
Balance of recurring Level 3 assets at January 1, 2009	$32,419	$—	$32,419
Total realized/unrealized gains (losses):
Included in earnings	(9,281)	(1,618)	(10,899)
Included in other comprehensive income	7,068	—	7,068
Purchases, sales, issuances and settlements, net	(786)	—	(786)
Transfers between categories	(2,447)	2,447	—
Balance of recurring Level 3 assets at September 30, 2009	$26,973	$829	$27,802

Level 3 assets measured at fair value on a nonrecurring basis include private equity investments.  Private equity investments do not have readily determinable fair values. These investments are carried at cost and evaluated for impairment on a quarterly basis.  Due to the lack of readily determinable fair values for these investments, the impairment assessment was based primarily on a review of investment performance and the likelihood that the capital invested would be recovered.  The Company recorded an impairment loss of $1.4 million on two private equity investments for the three months ended September 30, 2009.  This impairment is included in Other noninterest income in the consolidated statements of income.

There were no purchases or sales of Level 3 assets in 2009.

Note 4. Fair Value of Financial Instruments

A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of a financial instrument.  The table below summarizes the estimated fair values for the Company’s financial instruments as of September 30, 2009 and December 31, 2008.  The disclosure does not include estimated fair value amounts for assets and liabilities which are not defined as financial instruments but which have significant value. These assets and liabilities include the value of customer-relationship intangibles, goodwill, private equity and affordable housing investments carried at cost, other assets, deferred taxes and other liabilities. Accordingly, the total of the fair values presented does not represent the underlying value of the Company.

Following is a description of the methods and assumptions used in estimating the fair values for each class of financial instrument:

Cash and due from banks, Due from banks—interest bearing and Federal funds sold — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

Loans and leases — Loans are not recorded at fair value on a recurring basis.  Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. See Note 3, Fair Value Measurements.  Due to the lack of activity in the secondary market for the types of loans in the Company’s portfolio, a model-based approach is used for determining the fair value of loans for purposes of the disclosures in the table below.  The fair value of loans is estimated by discounting future cash flows using discount rates that incorporate assumptions concerning current market yields, credit risk and liquidity premiums.  Loan cash flow projections are based on contractual loan terms adjusted for the impact of current interest rate levels on borrower behavior, including prepayments.  Loan prepayment assumptions are based on industry standards for the type of loans being valued.  Projected cash flows are discounted using yield curves based on current market conditions.  Yield curves are constructed by product type using the Bank’s loan pricing model for like-quality credits.

Note 4. Fair Value of Financial Instruments (continued)

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

Subordinated and long-term debt — The fair value of subordinated and long-term debt is obtained through third-party pricing sources.

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

Note 4. Fair Value of Financial Instruments (continued)

The estimated fair values of financial instruments of the Company are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$349.0	$349.0	$279.9	$279.9
Due from banks - interest bearing	767.4	767.4	144.3	144.3
Federal funds sold	240.0	240.0	—	—
Securities available-for-sale	3,512.1	3,512.1	2,144.9	2,144.9
Trading securities	188.9	188.9	295.6	295.6
Loans and leases, net of allowance	11,903.5	12,058.1	12,220.2	12,515.8
Derivative contracts	64.4	64.4	48.2	48.2

Financial Liabilities:
Deposits	$15,108.4	$15,112.5	$12,652.1	$12,663.7
Federal funds purchased and securities sold under repurchase agreements	31.9	31.9	708.2	708.2
Structured securities sold under repurchase agreements	200.0	210.1	200.0	218.0
Other short-term borrowings	0.7	0.7	124.5	124.5
Subordinated and long-term debt	575.1	571.8	408.1	369.6
Derivative contracts	19.3	19.3	21.0	21.0
Commitments to extend credit	—	(13.7)	—	(13.1)
Commitments to private equity and affordable housing funds	—	36.1	—	44.0

Note 5. Investment Securities

Securities are classified as trading, available-for-sale or held-to-maturity based on the Company’s intent for holding a particular instrument. At September 30, 2009, all securities held other than trading securities were classified as available-for-sale and valued at fair value. Unrealized gains or losses on securities available-for-sale are excluded from net income, to the extent they are considered temporary, but are included as separate components of other comprehensive income, net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities.  For most of the Company’s investments, fair values are determined based upon externally verifiable quoted prices or other observable inputs. Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method.

Note 5. Investment Securities (continued)

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2009
U.S. Treasury	$13,543	$11	$—	$13,554
Federal agency - Debt	358,928	1,464	(108)	360,284
Federal agency - MBS	564,193	17,804	(23)	581,974
CMOs - Federal agency	1,750,790	32,139	(1,263)	1,781,666
CMOs - Non-agency	314,583	88	(33,815)	280,856
State and municipal	384,999	18,476	(211)	403,264
Other debt securities	76,069	873	(7,193)	69,749
Total debt securities	3,463,105	70,855	(42,613)	3,491,347
Equity securities and mutual funds	17,554	3,171	—	20,725
Total securities	$3,480,659	$74,026	$(42,613)	$3,512,072

December 31, 2008
U.S. Treasury	$45,709	$488	$—	$46,197
Federal agency - Debt	29,939	241	—	30,180
Federal agency - MBS	644,594	10,206	(886)	653,914
CMOs - Federal agency	563,310	6,966	(907)	569,369
CMOs - Non-agency	393,150	—	(87,434)	305,716
State and municipal	404,787	9,729	(1,486)	413,030
Other debt securities	98,419	139	(24,215)	74,343
Total debt securities	2,179,908	27,769	(114,928)	2,092,749
Equity securities and mutual funds	59,276	1,154	(8,309)	52,121
Total securities	$2,239,184	$28,923	$(123,237)	$2,144,870

September 30, 2008
U.S. Treasury	$45,784	$156	$—	$45,940
Federal agency - Debt	29,933	202	—	30,135
Federal agency - MBS	650,616	1,414	(9,952)	642,078
CMOs - Federal agency	533,920	765	(5,668)	529,017
CMOs - Non-agency	418,417	76	(35,217)	383,276
State and municipal	370,118	2,024	(7,809)	364,333
Other debt securities	109,403	3,270	(15,942)	96,731
Total debt securities	2,158,191	7,907	(74,588)	2,091,510
Equity securities and mutual funds	72,001	271	(3,864)	68,408
Total securities	$2,230,192	$8,178	$(78,452)	$2,159,918

Proceeds from sales of securities were $108.8 million and $554.8 million for the three months and nine months ended September 30, 2009, respectively, compared to $6 thousand and $0.1 million for the three months and nine months ended September 30, 2008, respectively.  The following table shows the gross realized gains and losses on the sales of securities available-for-sale:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Gross realized gains	$3,555	$337	$12,218	$2,318
Gross realized losses	(109)	(873)	(8,423)	(2,302)
Net realized gains (losses)	$3,446	$(536)	$3,795	$16

Note 5. Investment Securities (continued)

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

In accordance with ASC 320-35, when there are credit losses associated with an impaired debt security and the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company will separate the amount of the impairment into the amount that is credit related and the amount related to non-credit factors.  The credit-related impairment is recognized in Net impairment loss recognized in earnings in the consolidated statements of income.  The non-credit-related impairment is recognized in Accumulated other comprehensive income (loss) (“AOCI”).

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at September 30, 2009. The Company recorded credit loss impairment in earnings on available-for-sale securities of $0.8 million and $14.4 million for the three months and nine months ended September 30, 2009, respectively. The $19.8 million non-credit portion of impairment recognized at September 30, 2009 was recorded in AOCI. The Company recorded a $31.9 million impairment loss on available-for-sale securities for the three months and nine months ended September 30, 2008.

(in thousands)	For the three months ended		For the nine months ended
Impairment Losses on	September 30,		September 30,
Other-Than-Temporarily Impaired Securities	2009	2008	2009	2008
Non-agency CMOs	$778	$—	$2,315	$—
Collateralized debt obligation income notes	—	7,159	9,282	7,159
Perpetual preferred stock	—	21,884	1,124	21,884
Equity securities and mutual funds	—	2,893	1,630	2,893
Total	$778	$31,936	$14,351	$31,936

The following table provides a rollforward of credit related other than-temporary impairment recognized in earnings for the three months and nine months ended September 30, 2009.  Credit related other-than-temporary impairment that was recognized in earnings during the three months and nine months ending September 30, 2009 is reflected as an “Initial credit-related impairment” if the current period is the first time the security had a credit impairment.  A credit related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the current period is not the first time the security had a credit impairment.

(in thousands)	Three months ended September 30, 2009	Nine months ended September 30, 2009
Balance, beginning of period	$14,835	$8,083
Subsequent credit-related impairment	696	5,215
Initial credit-related impairment	82	2,315
Balance, end of period	$15,613	$15,613

Note 5. Investment Securities (continued)

Non-Agency CMOs

The Company identified seven non-agency collateralized mortgage obligation securities (“CMOs”) that had other than temporary impairment at September 30, 2009.  These CMOs had an adjusted cost basis of $65.1 million at September 30, 2009 and a fair value of $45.3 million. The fair value of the CMOs is based on prices provided by an external pricing service.  These securities are classified as Level 2 in the fair value hierarchy.  The CMOs analyzed for impairment have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury curve as of September 30, 2009 was used to project all future floating-rate cash flows based on the characteristics of each security.  Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default.  The present value of expected cash flows was less than cost by a total of $0.8 million for the securities analyzed. The Company concluded that the $0.8 million shortfall in expected cash flows represented a credit loss and recognized an impairment loss in earnings for this amount at September 30, 2009.  The Company has recognized credit losses totaling $2.3 million on its investments in non-agency CMOs year-to-date. The remaining other-than-temporary impairment of $19.8 million was recognized in AOCI.  This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities, and risks of additional declines in the housing markets.

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

The Company recorded a $9.3 million impairment loss, of which $5.2 million represented a credit loss recognized in earnings, on its investment in Income Notes in the first quarter of 2009 prior to their transfer to trading securities.  The Income Notes were evaluated for impairment under the guidance applicable to certain debt securities which are beneficial interests in securitized financial assets and not considered to be of high credit quality.  For these securities, other-than-temporary impairment exists when it is probable there has been an adverse change in estimated cash flows since the date of acquisition.  Due to lack of activity in the market for Income Notes, the fair value of these securities was determined using an internal cash flow model that incorporated management’s assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. The Company considered a number of factors in determining the discount rate used in the cash flow valuation model including the implied rate of return at the last date the market for Income Notes and similar securities was active, rates of return that market participants would consider in valuing the securities and indicative quotes from dealers.

Perpetual Preferred Stock

The adjusted cost basis of the Company’s investment in perpetual preferred stock issued by Freddie Mac and Fannie Mae was $0.6 million at September 30, 2009, compared with a fair value of $1.6 million, indicating that these securities were not impaired at quarter end.  The Company previously recorded impairment losses totaling $23.0 million on these securities. Impairment losses of $1.1 million and $21.9 million were recognized for the quarters ending March 31, 2009 and September 30, 2008, respectively, following the action taken by the Federal Housing Finance Agency in September 2008 of placing these Government-Sponsored Agencies into conservatorship and eliminating the dividends on their preferred shares.

Note 5. Investment Securities (continued)

Mutual Funds

The adjusted cost basis of available-for-sale mutual funds was $16.9 million at September 30, 2009, compared with a fair value of $19.1 million, indicating that these investments were not impaired at quarter end.  The Company previously recognized a $1.6 million impairment loss on its investment in one high-yield bond fund in the quarter ended March 31, 2009.

The following table provides a summary of the gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of September 30, 2009. The table includes investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
Federal agency - Debt	$25,819	$108	$—	$—	$25,819	$108
Federal agency - MBS	9,937	23	—	—	9,937	23
CMOs - Federal agency	129,042	1,263	—	—	129,042	1,263
CMOs - Non-agency	—	—	257,400	33,815	257,400	33,815
State and municipal	1,611	31	5,865	180	7,476	211
Other debt securities	—	—	45,089	7,193	45,089	7,193
Total securities	$166,409	$1,425	$308,354	$41,188	$474,763	$42,613

At September 30, 2009, total securities available-for-sale had a fair value of $3.51 billion, which included the $474.8 million of securities available-for-sale in an unrealized loss position as of September 30, 2009.  This balance consists of $429.5 million of temporarily impaired securities and $45.3 million of securities that had non-credit related impairment recognized in AOCI.  At September 30, 2009, the Company had 55 debt securities in an unrealized loss position. The debt securities in an unrealized loss position include 2 Federal agency debt securities, 1 Federal agency MBS, 7 Federal agency CMOs, 29 private label CMOs, 10 state and municipal securities and 6 other debt securities.  The largest component of the unrealized loss at September 30, 2009 was $33.8 million related to non-agency collateralized mortgage obligations. The Company monitors the performance of the mortgages underlying these bonds. Although there has been some deterioration in collateral performance during 2009 due to declines in the housing market, the Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs held largely to the current absence of liquidity in the credit markets and not to deterioration in credit quality.  The unrealized loss on the Company’s holdings of non-agency CMOs decreased from $57.0 million at June 30, 2009 to $33.8 million at September 30, 2009 largely due to government-backed investment programs which have modestly increased demand and liquidity in these markets.  Other than the $2.3 million credit loss discussed in Non-Agency CMOs above, the Company expects to receive all contractual principal and interest payments due on its CMO debt securities.  Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high-end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of further other-than-temporary impairment charges.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions.  Liquidity pressures in 2008 and in 2009 caused a general decline in the value of corporate debt.  The CDOs held in available-for-sale securities at September 30, 2009 are the most senior tranches of each issue. The market for CDOs was inactive in 2008 and 2009, therefore, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance.  The Company attributes the $4.7 million unrealized loss on CDOs at September 30, 2009 to the illiquid credit markets.  The senior notes have collateral that exceeds the outstanding debt by approximately 35 percent.  Security valuations

Note 5. Investment Securities (continued)

reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

Excluding the investments which had non-credit related impairment, the Company does not consider the debt securities in the above table to be other than temporarily impaired at September 30, 2009.

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

The following table provides the expected remaining maturities of debt securities included in the securities portfolio as of September 30, 2009, except for mortgage-backed securities which are allocated according to final maturities.  Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year thru 5 years	Over 5 years thru 10 years	Over 10 years	Total

U.S. Treasury	$13,554	$—	$—	$—	$13,554
Federal agency - Debt	360,284	—	—	—	360,284
Federal agency - MBS	191	342,725	115,745	123,313	581,974
CMOs - Federal agency	47,660	1,209,560	375,447	148,999	1,781,666
CMOs - Non-agency	1,148	157,386	122,322	—	280,856
State and municipal	32,031	145,682	164,780	60,771	403,264
Other debt securities	10,002	—	59,747	—	69,749
Total debt securities	$464,870	$1,855,353	$838,041	$333,083	$3,491,347

Amortized cost	$462,896	$1,820,675	$850,940	$328,594	$3,463,105

Note 6. Shareholders’ Equity

There were no purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act of 1934 during the three-month period ended September 30, 2009.

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

Note 7. Earnings per Common Share (continued)

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Basic EPS:
Net income attributable to City National Corporation	$8,039	$16,551	$22,272	$96,022
Less: Dividends on preferred stock	5,502	—	16,504	—
Net income available to common shareholders	$2,537	$16,551	$5,768	$96,022
Less: Earnings allocated to participating securities	56	187	199	795
Earning allocated to common shareholders	$2,481	$16,364	$5,569	$95,227

Weighted average common shares outstanding	51,482	47,934	49,855	47,871

Basic earnings per common share	$0.05	$0.34	$0.11	$1.99

Diluted EPS:
Earnings allocated to common shareholders (1)	$2,481	$16,364	$5,569	$95,228

Weighted average common shares outstanding	51,482	47,934	49,855	47,871
Dilutive effect of equity awards	178	273	132	307
Weighted average diluted common shares outstanding	51,660	48,207	49,987	48,178

Diluted earnings per common share	$0.05	$0.34	$0.11	$1.98

(1)          Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options and common stock warrants. Antidilutive stock options and common stock warrants are not included in the calculation of basic or diluted EPS.  There were 3,273,844 outstanding stock options and 1,128,668 common stock warrants that were antidilutive for the three-months ended September 30, 2009 compared to 1,643,305 outstanding stock options that were antidilutive for the same period in 2008.  There were 3,468,015 outstanding stock options and 1,128,668 common stock warrants that were antidilutive for the nine-months ended September 30, 2009 compared to 2,604,726 outstanding stock options that were antidilutive for the same period in 2008.

Note 8. Share-Based Compensation

On September 30, 2009, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  No new awards will be granted under predecessor plans. A description of the Plan is provided below. The compensation cost that has been recognized for all share-based awards was $3.6 million and $10.8 million for the three months and nine months ended September 30, 2009, respectively, and $3.6 million and $10.8 million for the three months and nine months ended September 30, 2008, respectively. The Company received $1.2 million and $19.6 million in cash for the exercise of stock options during the nine-month periods ended September 30, 2009 and 2008, respectively.  The tax expense recognized for share-based compensation arrangements in equity was $0.7 million for the nine-months ended September 30, 2009, compared with a tax benefit of $3.8 million for the nine months ended September 30, 2008.

Plan Description

The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors.  No grants of performance shares, performance share units, performance units or stock appreciation rights had been made as of September 30, 2009. The purpose of the Plan is to promote the success of the Company by providing an additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to

Note 8. Share-Based Compensation (continued)

link non-employee director compensation to shareholder interests through equity grants.  Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee (“Committee”).  The participant is entitled to dividends and voting rights for all shares issued even though they are not vested.  Restricted stock awards issued under predecessor plans vest over five years.  The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of service, which may include disability or death. Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006.  All unexercised options expire 10 years from the grant date.  At September 30, 2009 there were approximately 2.2 million shares available for future grants.

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

To estimate the fair value of stock option awards, the Company uses the Black-Scholes valuation method, which incorporates the assumptions summarized in the table below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted-average volatility	31.36%	29.91%	31.42%	29.32%
Dividend yield	1.08%	3.61%	3.36%	3.56%
Expected term (in years)	6.32	6.35	6.12	6.06
Risk-free interest rate	3.26%	4.57%	2.84%	4.01%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the nine-month periods ended September 30, 2009 and 2008 were $6.83 and $12.75, respectively.  The total intrinsic values of options exercised during the nine-month periods ended September 30, 2009 and 2008 were $0.6 million and $11.2 million, respectively.

Note 8. Share-Based Compensation (continued)

A summary of option activity and related information under the Plan for the nine-month period ended September 30, 2009 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term

Outstanding at January 1, 2009	4,029	$55.28
Granted	1,120	27.26
Exercised	(44)	26.00
Forfeited or expired	(186)	45.44
Outstanding at September 30, 2009	4,919	$49.53	$15,738	5.80
Exercisable at September 30, 2009	3,024	$54.18	$2,929	3.91

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the nine-month period ended September 30, 2009 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Shares	(in thousands)	(per share)

Unvested at January 1, 2009	1,267	$15.15
Granted	1,120	6.83
Vested	(441)	16.14
Forfeited	(51)	10.64
Unvested at September 30, 2009	1,895	$10.12

The number of options vested during the nine-month periods ended September 30, 2009 and 2008 were 440,827 and 406,039, respectively.  The total fair value of options vested during the nine-month periods ended September 30, 2009 and September 30, 2008 was $7.1 million and $6.9 million, respectively.  As of September 30, 2009, there was $13.8 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

A summary of changes in restricted stock and related information for the nine-month period ended September 30, 2009 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock	(in thousands)	(per share)
Unvested at January 1, 2009	436	$65.57
Granted	292	27.64
Vested	(99)	70.58
Forfeited	(14)	56.28
Unvested at September 30, 2009	615	$47.00

Note 8. Share-Based Compensation (continued)

Restricted stock is valued at the closing price of the Company’s stock on the date of award.  The weighted-average grant-date fair values of restricted stock granted during the nine-month periods ended September 30, 2009 and 2008 were $27.64 and $54.48, respectively.  The number of restricted shares vested during the nine-month periods ended September 30, 2009 and 2008 were 98,512 and 104,146, respectively.  The total fair value of restricted shares vested during the nine-month periods ended September 30, 2009 and 2008 were $7.0 million and $6.5 million, respectively.  The compensation expense related to restricted stock for the first nine months of 2009 was $5.5 million compared with $4.5 million for the same period in 2008. As of September 30, 2009, the unrecognized compensation cost related to restricted shares granted under the Company’s plans was $18.4 million. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Note 9. Derivative Instruments

The Company uses interest-rate swaps to mitigate interest-rate risk associated with changes to: 1) the fair value of certain fixed-rate deposits and borrowings (fair value hedges) and 2) certain cash flows related to future interest payments on variable-rate loans (cash flow hedges). Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments between counterparties based upon a notional principal amount and maturity date. The Company evaluates the creditworthiness of counterparties prior to entering into derivative contracts, and has established counterparty risk limits and monitoring procedures to reduce the risk of loss due to nonperformance. The Company’s interest-rate risk management contracts qualify for hedge accounting treatment under ASC Topic 815, Derivatives and Hedging.

The following table presents the notional amount of interest-rate swap contracts held or issued for risk management purposes (hedging) as of September 30, 2009 and September 30, 2008.  The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties.

Notional Amount of Derivatives

Designated as Hedging Instruments

	Notional Amount
	As of September 30,
(in millions)	2009	2008
Interest-rate swaps-fair value
Receive-fixed/pay-variable
Certificates of deposit	$20.0	$20.0
Long-term and subordinated debt	362.4	370.9
Total fair value contracts	$382.4	$390.9

Interest-rate swaps-cash flow
Receive-fixed/pay-variable
U.S. Dollar LIBOR based loans	$200.0	$200.0
Prime based loans	125.0	125.0
Total cash flow contracts	$325.0	$325.0
Total derivatives designated as hedging instruments	$707.4	$715.9

The following table presents the fair value and balance sheet classification for interest-rate swaps designated as hedging as of September 30, 2009 and September 30, 2008.  Fair values are reported on a gross basis even when the swap contract is subject to a master netting agreement. Interest-rate swap contracts in a gain position are presented in the Asset Derivatives table. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Note 9. Derivative Instruments (continued)

Fair Value of Derivatives

Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2009		September 30, 2008
(in millions)	Location in Consolidated Balance Sheets	Fair Value (1)	Location in Consolidated Balance Sheets	Fair Value (1)
Interest-rate swaps-fair value
Certificates of deposit	Other assets	$1.4	Other assets	$1.1
Long-term and subordinated debt	Other assets	30.9	Other assets	13.5
Total fair value contracts		$32.3		$14.6

Interest-rate swaps-cash flow
U.S. Dollar LIBOR based loans	Other assets	$8.6	Other assets	$3.9
Prime based loans	Other assets	2.8	Other assets	1.1
Total cash flow contracts		$11.4		$5.0
Total derivatives designated as hedging instruments		$43.7		$19.6

(1) Fair value is the estimated gain to settle derivative contracts plus net interest receivable.

The Company had no swaps designated as hedging instruments that were in a loss position at September 30, 2009.  At September 30, 2008, there was $0.7 million recorded in other liabilities representing the estimated loss to settle certain swaps associated with Libor and prime-based loans.

As of September 30, 2009, the Company had $707.4 million notional amount of interest-rate swaps, of which $382.4 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $32.3 million resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $30.3 million. The remaining $2.0 million of fair value represents interest receivable.  The positive fair value of $11.4 million on cash flow hedges of variable-rate loans resulted in the recognition of other assets and an other comprehensive income before taxes of $10.4 million.  The remaining $1.0 million of fair value represents interest receivable.

Amounts to be paid or received on the interest-rate swaps designated as cash flow hedges are reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $3.0 million and $8.9 million that were reclassified into interest income during the three months and nine months ended September 30, 2009.  Within the next 12 months, $9.4 million of other comprehensive income is expected to be reclassified into interest income.

As of September 30, 2008, the Company had $715.9 million notional amount of interest-rate swaps, of which $390.9 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $14.6 million resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $13.5 million. The remaining $1.1 million of fair value represents interest receivable.  The positive fair value of $5.0 million on cash flow hedges of variable-rate loans resulted in the recognition of other assets and other comprehensive income before taxes of $4.6 million. The remaining $0.4 million of fair value represents interest receivable. The negative fair value of $0.7 million on cash flow hedges of variable rate loans resulted in a recognition of an other liability.

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap agreements contain credit-risk-related contingent features.  For agreements that contain credit-risk features, the amount of collateral required to be delivered or received is impacted by the credit ratings of the Company and its counterparties.  At September 30, 2009, the Company had no swap contracts that contain credit-risk contingent features in a net liability position.

The Company’s interest-rate swaps had $9.1 million and $7.2 million of credit risk exposure at September 30, 2009 and 2008, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received.  The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date.  Collateral valued at $16.6 million and $10.7 million had been received from swap counterparties at September 30, 2009 and 2008, respectively.

Note 9. Derivative Instruments (continued)

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense.  The impact of interest-rate swaps on interest income and interest expense for the three months and nine months ended September 30, 2009 and 2008 is provided below:

The Effect of Derivative Instruments on the Consolidated Statements of Income

(in millions)

Derivative Instruments Designated as	Location in Consolidated Statements of	Income (Expense) Recognized on Derivatives Three Months Ended September 30,		Income (Expense) Recognized on Derivatives Nine Months Ended September 30,
Fair Value Hedges	Income	2009	2008	2009	2008
Interest-rate swaps-fair value	Interest expense	$4.2	$2.2	$11.1	$5.0
Interest-rate swaps-cash flow	Interest income	3.0	1.4	8.9	4.0
Total income		$7.2	$3.6	$20.0	$9.0

Fair value and cash flow interest-rate swaps increased net interest income by $7.2 million and $20.0 million for the three months and nine months ended September 30, 2009, and increased net interest income by $3.6 million and $9.0 million for the same periods in 2008.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI.  When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item.  Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in Other noninterest income in the consolidated statements of income.

The amount of after-tax loss on the change in fair value of cash flow hedges recognized in AOCI for the three months ended September 30, 2009 was $0.8 million (net of taxes of $0.5 million) compared to an after-tax gain of $0.9 million (net of taxes of $0.7 million) for the same period in 2008.  The amount of after-tax loss on the change in fair value of cash flow hedges recognized in AOCI for the nine months ended September 30, 2009 and 2008 was $0.9 million (net of taxes of $0.5 million) and $0.7 million (net of taxes of $0.3 million), respectively.

The amount of gains on cash flow hedges reclassified from AOCI to interest income for the three months ended September 30, 2009 and 2008 was $3.0 million and $1.4 million, respectively.  The amount of gains on cash flow hedges reclassified from AOCI to interest income for the nine months ended September 30, 2009 and 2008 was $8.9 million and $4.0 million, respectively.

The amount of hedge ineffectiveness on cash flow hedges was nominal for the three months and nine months ended September 30, 2009 and 2008.

The Company also offers various derivative products to clients and enters into derivative transactions in due course.  These derivative contracts are offset by paired trades with unrelated third parties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting.  The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are obtained from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts.

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

Note 9. Derivative Instruments (continued)

The following table presents the notional balance of derivative contracts not designated as hedging instruments as of September 30, 2009 and 2008:

Notional Amount of Derivatives

Not Designated as Hedging Instruments

	Notional Amount
	As of September 30,
(in millions)	2009	2008
Client Related, Trading and Other
Interest-rate contracts:
Swaps	$978.6	$274.0
Interest-rate caps, floors and collars	131.2	195.4
Options purchased	2.0	1.6
Options written	2.0	1.6
Total interest-rate contracts	$1,113.8	$472.6

Equity index futures	$0.1	$—

Foreign exchange contracts:
Spot and forward contracts	$263.1	$154.7
Options purchased	31.2	138.3
Options written	31.2	138.3
Total foreign exchange contracts	$325.5	$431.3

Total derivatives not designated as hedging instruments	$1,439.4	$903.9

The following tables present the fair values and balance sheet classification for derivative contracts not designated as hedging instruments as of September 30, 2009 and September 30, 2008.  Fair values are reported on a gross basis. Contracts with a positive fair value (gain) are presented in the Asset Derivatives table, while those with a negative fair value (loss) are presented in the Liability Derivatives table:

Fair Value of Derivatives

Not Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2009		September 30, 2008
(in millions)	Location in Consolidated Balance Sheets	Fair Value (1)	Location in Consolidated Balance Sheets	Fair Value (1)
Client Related, Trading and Other
Interest-rate contracts	Other assets	$19.3	Other assets	$3.0
Foreign exchange contracts	Other assets	4.2	Other assets	3.0
Total derivatives not designated as hedging instruments		$23.5		$6.0

(1) Fair value is the estimated gain to settle derivative contracts plus interest receivable.

Note 9. Derivative Instruments (continued)

Fair Value of Derivatives

Not Designated as Hedging Instruments

	Liability Derivatives
	September 30, 2009		September 30, 2008
(in millions)	Location in Consolidated Balance Sheets	Fair Value (1)	Location in Consolidated Balance Sheets	Fair Value (1)
Client Related, Trading and Other
Interest-rate contracts	Other liabilities	$18.7	Other liabilities	$3.1
Foreign exchange contracts	Other liabilities	3.4	Other liabilities	3.0
Total derivatives not designated as hedging instruments		$22.1		$6.1

   (1) Fair value is the estimated loss to settle derivative contracts plus interest payable.

The Company offers a certificate of deposit product (“ELCD”) which provides a return based on the performance of an equity index. Under the accounting guidance, a rate of return tied to a market index represents an embedded derivative.  The embedded derivative associated with the certificate of deposit is treated as a written option contract with the depositor. The Company purchased offsetting options from a counterparty bank. These positions are not designated as hedges and are marked-to-market each reporting period. At September 30, 2009, the notional balance of both the written and purchased options was $2.0 million. At September 30, 2008, the notional balance of both the written and purchased options was $1.6 million.

Derivative contracts not designated as hedges are marked-to-market each reporting period with changes in fair value recorded as part of Noninterest income in the consolidated statements of income.  The table below provides the amount of gains and losses on these derivative contracts for the three months and nine months ended September 30, 2009 and 2008:

The Effect of Derivative Instruments on the Consolidated Statements of Income

(in millions)

Derivatives Not Designated	Location in Consolidated Statements of	Gain (Loss) on Derivatives Three Months Ended September 30,		Gain (Loss) on Derivatives Nine Months Ended September 30,
as Hedging Instruments	Income	2009	2008	2009	2008
Interest-rate contracts	Other noninterest income	$(0.1)	$—	$1.2	$(0.2)
Equity index futures	Other noninterest income	(0.3)	0.3	(0.4)	0.6
Foreign exchange contracts	International services income	4.9	5.4	13.7	15.5
Total income		$4.5	$5.7	$14.5	$15.9

Note 10. Income Taxes

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense. The Company recognized approximately $0.5 million of benefit on accrued interest and penalties for the nine-month period ended September 30, 2009 compared to $1.3 million of interest and penalties expense for the nine-month period ended September 30, 2008. The Company had approximately $5.8 million, $6.3 million and $10.3 million of accrued interest and penalties as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

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

Note 10. Income Taxes (continued)

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of September 30, 2009, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

Note 11. Retirement Plans

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries.  The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. The Company recorded profit sharing contributions expense of $1.2 million and $3.2 million for the three months and nine months ended September 30, 2009, respectively.  Profit sharing contribution expense was $3.9 million and $12.4 million for the same periods in 2008, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) for one of its executive officers.  The SERP meets the definition of a pension plan under ASC Topic 960, Plan Accounting — Defined Benefit Pension Plans.  At September 30, 2009, there was a $4.6 million unfunded pension liability related to the SERP.  Pension expense for the three months and nine months ended September 30, 2009 was $0.2 million and $0.5 million, respectively.  Pension expense was $0.1 million and $0.4 million for the same periods in 2008, respectively.

There is also a SERP covering three former executives of the Pacific Bank, which the Company acquired in 2000.  As of September 30, 2009, there was an unfunded pension liability for this SERP of $2.3 million.  Expense for the three months ended September 30, 2009 and 2008 was insignificant.  Expense for the nine months ended September 30, 2009 and 2008 was $0.1 million.

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

Note 13. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing.  The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities.  The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities.  Subsequently, the carrying value is amortized over the stream of available tax credits and benefits.  The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits.  The balance of the investments in these entities was $92.2 million, $74.6 million and $72.5 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively, and is included in Affordable housing investments in the consolidated balance sheets.  Unfunded commitments for affordable housing investments of $17.4 million as of September 30, 2009 were recorded in Other liabilities in the consolidated balance sheets.

Of the affordable housing investments held as of September 30, 2009, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001.  The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $9.5 million aggregate carrying value of these investments as of September 30, 2009. There were no unfunded commitments for these affordable housing investments as of September 30, 2009.

Note 13. Variable Interest Entities (continued)

The Company also has ownership interests in several private equity investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs.  The investment in these entities is carried at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities.  The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income.  The balance in these entities was $37.9 million, $35.6 million and $34.0 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively, and is included in Other assets in the consolidated balance sheets.  Income associated with these investments is reported in Other noninterest income in the consolidated statements of income. The Company reviews these investments at least quarterly for possible other-than-temporary impairment. The review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment’s cash flows and capital needs, the viability of its business model and the Company’s exit strategy.  If and when declines in value are considered to be other-than-temporary, the Company reduces the asset value. The estimated loss would be recognized as a loss in Other noninterest income in the consolidated statements of income.  An impairment loss of $1.4 million and $1.8 million was recognized on private equity investments in the three months and nine months ended September 30, 2009.

In addition to the above, Convergent Wealth is the administrative manager of the Barlow Long-Short Equity Fund, a hedge fund that is a VIE. Convergent Wealth is not a primary beneficiary and, therefore, is not required to consolidate this entity.

Note 14.  Noncontrolling Interest

The Bank has two wholly owned subsidiaries that have issued preferred stock to third-party investors.  In 2001, the Bank formed and funded CN Real Estate Investment Corporation (“CN”), contributing cash and participation interests in certain loans in exchange for 100 percent of the common stock of CN. The net income and assets of CN are eliminated in  consolidation for all periods presented.  CN sold 33,933 shares of 8.50 percent Series A Preferred Stock to accredited  investors for $3.4 million in 2001, and 6,828 shares of 8.50 percent Series B Preferred Stock for $6.8 million to accredited investors in 2002, both of which are included in Noncontrolling interest in the consolidated balance sheets. Dividends totaling $868,811 will be paid on these preferred shares in 2009, and were paid each year for 2005 through 2008. Dividends paid are included in Net income attributable to noncontrolling interest in the consolidated statements of income.  In 2002, the Bank also converted its former registered investment company to a real estate investment trust called City National Real Estate Investment Corporation II (“CNII”).  The net income and assets of CNII are eliminated in consolidation for all periods presented.  During 2002 and 2003 CNII sold shares of 8.50 percent Series A Preferred Stock to accredited investors for $15.3 million, which is included in Noncontrolling interest in the consolidated balance sheets.  Dividends totaling $1,297,780 will be paid in 2009 and were paid each year for 2005 through 2008.  Dividends paid are included in Net income attributable to noncontrolling interest in the consolidated statements of income.

In accordance with ASC 810, the Company reports noncontrolling interest in its majority-owned affiliates as a separate component of equity in Noncontrolling interest in the consolidated balance sheets.  Net income attributable to noncontrolling interest is no longer deducted to arrive at consolidated net income. Instead, consolidated net income is attributed to controlling and noncontrolling interest in the consolidated statements of income.  See Note 1, Summary of Significant Accounting Policies.

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

Note 14. Noncontrolling Interest (continued)

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

As of September 30, 2009, affiliate noncontrolling owners held equity interests with an estimated fair value of $49.9 million.  This estimate reflects the maximum obligation to purchase equity interests in the affiliates.  The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time.  The terms of the put provisions vary by agreement, but the value of the put is intended to equal or approximate the fair market value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of an interest holder.

With the adoption of new guidance in ASC 810 effective January 1, 2009, the Company was required to apply the measurement guidance of EITF Topic D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), and record the redemption value of redeemable noncontrolling interest in the consolidated balance sheets for the current period as well as retrospectively for all prior periods presented.  In accordance with the provisions of Topic D-98, the Company restated all prior periods presented by reflecting the redeemable noncontrolling interest at its estimated maximum redemption amount for that period-end, with an offset to additional paid-in capital.

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

Note 15. Segment Results (continued)

Business segment earnings are the primary measure of the segment’s performance as evaluated by management.  Business segment earnings include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations. Allocations of corporate expenses, such as data processing and human resources, are calculated based on estimated activity levels for the fiscal year. Costs associated with intercompany support and services groups, such as Operational Services, are allocated to each business segment based on actual services used.  Capital is allocated based on the estimated  risk within each business segment.  The methodology of allocating capital is based on each business segment’s credit, market, and operational risk profile.  If applicable, any provision for credit losses is allocated based on various credit factors, including but not limited to, credit risk ratings, credit rating fluctuation, charge-offs and recoveries and loan growth. Income taxes are charged to the business segments at the statutory rate.  The Other segment includes an adjustment to reconcile to the Company’s overall effective tax rate.

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

	For the three months ended September 30, 2009
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$157,107	$317	$3,917	$161,341
Provision for credit losses	85,000	—	—	85,000
Noninterest income	38,886	39,031	(9,072)	68,845
Depreciation and amortization	3,056	1,525	3,617	8,198
Noninterest expense	111,213	37,404	(13,050)	135,567
Income (loss) before income taxes	(3,276)	419	4,278	1,421
Provision (benefit) for income taxes	(1,376)	176	(5,766)	(6,966)
Net income (loss)	(1,900)	243	10,044	8,387
Less: Net income attributable to noncontrolling interest	—	—	348	348
Net income (loss) attributable to City National Corporation	$(1,900)	$243	$9,696	$8,039

Selected Average Balances:
Loans and leases	$12,277,241	$—	$61,864	$12,339,105
Total assets	12,409,344	548,549	4,980,338	17,938,231
Deposits	13,435,203	52,674	1,289,045	14,776,922
Goodwill	317,801	149,378	—	467,179
Customer-relationship intangibles, net	8,903	34,432	—	43,335

Note 15. Segment Results (continued)

	For the three months ended September 30, 2008
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$159,707	$630	$(7,533)	$152,804
Provision for credit losses	35,000	—	—	35,000
Noninterest income	48,812	53,633	(52,367)	50,078
Depreciation and amortization	3,309	1,302	3,129	7,740
Noninterest expense	116,188	36,828	(14,559)	138,457
Income (loss) before income taxes	54,022	16,133	(48,470)	21,685
Provision (benefit) for income taxes	22,689	6,776	(25,491)	3,974
Net income (loss)	31,333	9,357	(22,979)	17,711
Less: Net income attributable to noncontrolling interest	—	—	1,160	1,160
Net income (loss) attributable to City National Corporation	$31,333	$9,357	$(24,139)	$16,551

Selected Average Balances:
Loans and leases	$12,160,039	$—	$70,540	12,230,579
Total assets	12,365,352	594,172	3,161,060	16,120,584
Deposits	10,762,677	64,589	909,854	11,737,120
Goodwill	318,547	141,639	—	460,186
Customer-relationship intangibles, net	13,610	39,813	—	53,423

	For the nine months ended September 30, 2009
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$459,631	$1,572	$611	$461,814
Provision for credit losses	205,000	—	—	205,000
Noninterest income	120,754	107,788	(48,145)	180,397
Depreciation and amortization	9,556	4,140	9,958	23,654
Noninterest expense	333,373	102,424	(38,567)	397,230
Income (loss) before income taxes	32,456	2,796	(18,925)	16,327
Provision (benefit) for income taxes	13,632	1,175	(21,127)	(6,320)
Net income	18,824	1,621	2,202	22,647
Less: Net income attributable to noncontrolling interest	—	—	375	375
Net income attributable to City National Corporation	$18,824	$1,621	$1,827	$22,272

Selected Average Balances:
Loans and leases	$12,300,738	$—	$61,976	$12,362,714
Total assets	12,445,591	546,535	4,253,061	17,245,187
Deposits	12,516,268	66,954	1,304,303	13,887,525
Goodwill	317,801	144,255	—	462,056
Customer-relationship intangibles, net	9,806	30,589	—	40,395

Note 15. Segment Results (continued)

	For the nine months ended September 30, 2008
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$467,575	$2,804	$(19,242)	$451,137
Provision for credit losses	87,000	—	—	87,000
Noninterest income	139,025	161,707	(89,374)	211,358
Depreciation and amortization	10,008	3,392	9,261	22,661
Noninterest expense	340,905	110,487	(46,268)	405,124
Income (loss) before income taxes	168,687	50,632	(71,609)	147,710
Provision (benefit) for income taxes	70,847	21,266	(47,153)	44,960
Net income	97,840	29,366	(24,456)	102,750
Less: Net income attributable to noncontrolling interest	—	—	6,728	6,728
Net income (loss) attributable to City National Corporation	$97,840	$29,366	$(31,184)	$96,022

Selected Average Balances:
Loans and leases	$11,927,863	$—	$65,942	$11,993,805
Total assets	12,155,581	571,181	3,247,523	15,974,285
Deposits	10,726,756	65,148	859,370	11,651,274
Goodwill	319,003	135,088	—	454,091
Customer-relationship intangibles, net	15,035	46,305	—	61,340

Note 16. Loan Concentration

The Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada. At September 30, 2009, California, Nevada and New York represented 90 percent, 4 percent and 3 percent of total loans outstanding, respectively. The remaining 3 percent of total loans outstanding represented other states.  Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada.

Note 17. Goodwill and Customer-Relationship Intangibles

The following table summarizes the Company’s goodwill and customer-relationship intangible assets at September 30, 2009, December 31, 2008 and September  30, 2008:

(in thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Goodwill	$525,481	$493,398	$494,117
Accumulated amortization	(33,980)	(33,980)	(33,980)
Net goodwill	$491,501	$459,418	$460,137

Customer-Relationship Intangibles
Core deposit intangibles	$47,127	$47,127	$47,127
Accumulated amortization	(38,691)	(35,728)	(34,296)
Client advisory contracts	45,476	38,662	50,070
Accumulated amortization	(12,046)	(9,442)	(10,741)
Net intangibles	$41,866	$40,619	$52,160

The Company recorded approximately $39 million of goodwill and client advisory contract intangibles in association with its acquisition of LMCG in the third quarter of 2009. Refer to Note 2, Business Combination.

Management completed an interim review of goodwill for impairment at September 30, 2009. The goodwill assessment was completed at the reporting unit level. Fair values were determined using methods consistent with current industry practices for valuing similar types of companies. A market multiple of net income was used to value the Bank reporting unit. The fair values of the wealth management affiliates were largely based on multiples of distributable revenue.  Based upon the analysis performed, the fair values of the reporting units exceeded their carrying value (including goodwill); therefore, management concluded that no impairment of goodwill existed at September 30, 2009.  Overall, the market valuations of financial services companies continued to improve during the third quarter and activity in the credit markets increased.   However, market valuations continue to be negatively impacted by continuing uncertainty over the impact of government programs and the timing and extent of an economic recovery.  As a result, management believes it will be necessary to continue to evaluate goodwill for impairment on a quarterly basis.  It is possible that a future conclusion could be reached that all or a portion of the Company’s goodwill was impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings.  Such a charge, if any, would have no impact on tangible capital and would not affect the Company’s “well-capitalized” designation.

The assessment of customer-relationship intangibles for impairment was completed at the individual asset level.  The fair value of core deposit intangibles was determined using market-based core deposit premiums from recent deposit sale transactions. The fair value of core deposit intangibles exceeded their carrying amount at September 30, 2009.  For client advisory contract intangibles recorded by the wealth management affiliates, the undiscounted projected future cash flows associated with the client contracts was compared to their carrying value to determine whether there was impairment. Management concluded that no impairment of customer-relationship intangibles existed at September 30, 2009.

Note 18. Subsequent Events

The Company has evaluated events that have occurred subsequent to September 30, 2009, and through November 9, 2009, the date that these consolidated financial statements were issued.  There have been no subsequent events that have occurred during this period that would require recognition in the consolidated financial statements or its disclosures as of or for the three- and nine-month periods ending September 30, 2009.

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			September 30, 2009 from
	September 30,	June 30,	September 30,	June 30,	September 30,
In thousands, except per share amounts (1)	2009	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Net income atrributable to City National Corporation	$8,039	$6,773	$16,551	19%	(51)%
Net income available to common shareholders	2,537	1,272	16,551	99	(85)
Net income per common share, basic	0.05	0.02	0.34	150	(85)
Net income per common share, diluted	0.05	0.02	0.34	150	(85)
Dividends per common share	0.10	0.10	0.48	0	(79)

At Quarter End
Assets	$18,400,604	$17,660,785	$16,330,868	4	13
Securities	3,700,976	3,468,463	2,470,169	7	50
Loans and leases	12,168,490	12,421,342	12,278,517	(2)	(1)
Deposits	15,108,443	14,498,251	12,167,660	4	24
Common shareholders’ equity	1,802,050	1,757,438	1,622,381	3	11
Total equity	2,218,492	2,173,916	1,647,844	2	35
Book value per common share	34.99	34.14	33.69	2	4

Average Balances
Assets	$17,938,231	$17,369,311	$16,120,584	3	11
Securities	3,630,332	3,364,194	2,358,938	8	54
Loans and leases	12,339,105	12,354,260	12,230,579	(0)	1
Deposits	14,776,922	14,023,275	11,737,120	5	26
Common shareholders’ equity	1,787,498	1,729,584	1,632,201	3	10
Total equity	2,204,220	2,145,859	1,657,813	3	33

Selected Ratios
Return on average assets (annualized)	0.18%	0.16%	0.41%	13	(56)
Return on average common shareholders’ equity (annualized)	0.56	0.29	4.03	93	(86)
Corporation’s tier 1 leverage	9.66	10.16	8.01	(4)	24
Corporation’s tier 1 risk-based capital	12.31	12.35	9.13	0	39
Corporation’s total risk-based capital	15.11	14.05	11.04	8	40
Period-end common shareholders’ equity to period-end assets	9.79	9.95	9.93	(2)	(1)
Period-end total equity to period-end assets	12.06	12.31	10.09	(2)	20
Dividend payout ratio, per common share	205.08	383.66	140.24	(47)	46
Net interest margin	3.94	3.98	4.23	(1)	(7)
Expense to revenue ratio (2)	60.75	63.80	70.96	(5)	(14)

Asset Quality Ratios
Nonaccrual loans to total loans and leases	3.36%	3.05%	1.23%	10	173
Nonaccrual loans and OREO to total loans and leases and OREO	3.70	3.19	1.25	16	196
Allowance for loan and lease losses to total loans and leases	2.18	2.06	1.69	6	29
Allowance for loan and lease losses to nonaccrual loans	64.91	67.68	137.88	(4)	(53)
Net charge-offs to average loans (annualized)	(2.47)	(1.84)	(0.42)	34	488

At Quarter End
Assets under management (3)	$34,927,391	$30,286,415	$33,105,611	15	6
Assets under management or administration (3)	53,368,148	47,838,854	52,367,168	12	2

(1)	Certain prior period amounts have been restated to conform to the current period presentation.

(2)

The expense to revenue ratio is defined as noninterest expense excluding other real estate owned (“OREO”) expense divided by total revenue (net interest income on a fully taxable-equivalent basis and noninterest income).

(3)

Excludes $9.87 billion, $7.48 billion and $6.92 billion of assets under management for the asset manager in which the Company holds a noncontrolling interest as of September 30, 2009, June 30, 2009, and September 30, 2008, respectively.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” on page 69 in connection with “forward-looking” statements included in this report.

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

RECENT DEVELOPMENTS

Recessionary conditions continue to affect the Company in the third quarter of 2009.  California and Nevada, in particular, experienced declines in real estate values, rising unemployment rates and sluggish consumer spending.  The weak economy, extraordinarily low interest rates, continuing credit costs, higher FDIC costs for all banks, and dividends on preferred stock held by the United States Department of the Treasury (“Treasury”), had a negative impact on third quarter earnings.  Refer to “Item 1A—Risk Factors” for further discussion of business and economic conditions.

On August 26, 2009, the Company announced plans to acquire a San Jose branch owned by Westamerica Bank.  The Company will acquire the branch’s deposits and a portion of its loan portfolio. The acquisition is expected to close in the fourth quarter of 2009.

On July 21, 2009, the Company acquired a majority interest in Lee Munder Capital Group (“LMCG”), a Boston-based investment firm that manages assets for corporations, pensions, endowments and affluent households.  LMCG was merged with Independence Investments, a Boston-based institutional asset management firm in which the Company holds a majority interest. The combined company operates under the Lee Munder Capital Group name and as an affiliate of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.

On July 15, 2009, the Bank issued a $50 million unsecured subordinated note to a third party investor. The subordinated note bears a 9 percent fixed rate of interest for five years, thereafter, the rate is reset at the Bank’s option to either LIBOR plus 600 basis points or to prime plus 500 basis points.  The note matures on July 15, 2019.  On August 12, 2009, the Bank issued $130 million in subordinated notes of which $55 million were floating rate subordinated notes and $75 million were fixed rate subordinated notes.  The fixed rate subordinated notes bear a fixed interest rate of 9 percent.  The floating rate subordinated notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance and thereafter bear an interest rate equal to the three-month LIBOR rate plus 6 percent.  The rate is reset quarterly and is subject to an interest rate cap of 10 percent throughout the term of the notes.  These subordinated notes mature on August 12, 2019.  The subordinated notes qualify as Tier 2 capital for regulatory purposes.

The Company has extended through June 30, 2010 its participation in the Federal Deposit Insurance Corporation’s (“FDIC”) Transaction Account Guarantee Program.  Under this FDIC program, all non-interest bearing transaction accounts and certain interest bearing checking accounts where the interest rate cannot exceed 0.50 percent are fully guaranteed by the FDIC for the full amount in the account.  Coverage under this program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

HIGHLIGHTS

•       For the quarter ended September 30, 2009, consolidated net income was $8.0 million and consolidated net income available to common shareholders was $2.5 million, or $0.05 per diluted common share.  For the year-earlier quarter, consolidated net income and consolidated net income available to common shareholders was $16.6 million, or $0.34 per diluted common share. Net income available to common shareholders for 2009 reflects net income less dividends on preferred stock related to the Company’s participation in the Treasury’s Capital Purchase Program. The decrease in net income available to common shareholders is primarily due to a $85.0 million provision for credit losses recorded during the third quarter of 2009, as compared to a $35.0 million provision during the third quarter of 2008.

•       Revenue for the third quarter of 2009 was $230.2 million, an increase of 5 percent from the second quarter of 2009 and 13 percent from the third quarter of 2008, due principally to increased average securities balances, lower funding costs and a net securities gain.

•       Fully taxable-equivalent net interest income amounted to $164.9 million for the third quarter of 2009, up 5 percent from the same period last year and 4 percent from the second quarter of 2009.

•       The Company’s net interest margin was 3.94 percent in the third quarter of 2009, down 4 basis points from the second quarter of 2009.

•       Noninterest income totaled $68.8 million in the third quarter of 2009, an increase of 37 percent from $50.1 million for the year-earlier quarter, reflecting significant securities losses in the year-earlier quarter compared to net securities gains in the third quarter of 2009.  Noninterest income was up 7 percent from $64.3 million in the second quarter of 2009, largely due to an increase in wealth management fees stemming from improved market conditions and the July 21, 2009 acquisition of LMCG, which manages assets primarily for institutional investors.

•       Third quarter noninterest expense was down slightly from the second quarter of 2009 and down 2 percent from the third quarter of 2008.

•       The Company recognized a tax benefit of $7.0 million, which was primarily attributable to an updated effective tax rate based on lower expected taxable income for the year.  The Company’s effective tax rate for the third quarter of last year was 18.3 percent.

•       Total assets grew to a record $18.40 billion at September 30, 2009, up 4 percent from $17.66 billion at June 30, 2009 and up 13 percent from $16.33 billion at September 30, 2008, largely reflecting the Company’s strong deposit growth.  Total average assets increased to $17.94 billion for the third quarter of 2009 from $17.37 billion for the second quarter of 2009 and $16.12 billion for the third quarter of 2008.

•       Average loan and lease balances were $12.34 billion for the third quarter of 2009, up 1 percent from $12.23 billion for the year-earlier quarter, and down slightly from $12.35 billion from the second quarter of 2009.  In the third quarter of 2009, the Company renewed approximately $1.3 billion of loans and made approximately $675 million in new loan commitments.  About $386 million of these commitments were funded.

•       The allowance for loan and lease losses increased to $265.0 million at September 30, 2009, from $256.0 million at June 30, 2009 and $208.0 million at September 30, 2008.  The Company’s allowance equals 2.18 percent of total loans and leases at September 30, 2009, compared with 2.06 percent at June 30, 2009 and 1.69 percent at September  30, 2008.  The Company also maintains an additional $19.6 million in reserves for off-balance sheet credit commitments.  At September 30, 2009, nonperforming assets amounted to $452.2 million, compared with $396.3 million at June 30, 2009.

•       Nonaccrual loans totaled $408.3 million at September 30, 2009, up from $378.3 million as of June 30, 2009, and $150.9 million at September 30, 2008.  Net loan charge-offs were $76.9 million, or 2.47 percent of average total loans and leases on an annualized basis, for the third quarter of 2009, up from $56.7 million, or 1.84 percent, in the second quarter of 2009 and $12.8 million, or 0.42 percent, in the year-earlier quarter.

•       Average securities for the third quarter of 2009 totaled $3.63 billion, an increase of 8 percent from $3.36 billion for the second quarter of 2009 and an increase of 54 percent from $2.36 billion for the third quarter of 2008, as increased capital was invested in high-grade, fixed-income instruments.

•       Average deposit balances grew to a record $14.78 billion for the third quarter of 2009, up 26 percent from $11.74 billion for the third quarter of 2008 and 5 percent from $14.02 billion for the second quarter of 2009.  Average core deposits of $13.56 billion for the third quarter of 2009 grew 29 percent from the third quarter of 2008 and 7 percent from the second quarter of 2009 and amounted to 92 percent of total average deposit balances.  Period-end deposits also grew to a record $15.11 billion at September 30, 2009, up 24 percent from $12.17 billion at September 30, 2008 and 4 percent from $14.50 billion at June 30, 2009.

•       The Company further strengthened its capital position in the third quarter of 2009 by completing the sale of approximately $180 million of subordinated debt.  Proceeds from the sales of these securities will qualify as Tier 2 capital for regulatory purposes.  The subordinated debt sale followed the Company’s second-quarter common equity offering, which raised $120 million.  The Company’s ratio of Tier 1 common shareholders’ equity to risk-based assets was 9.22 percent at September 30, 2009.  Recent regulatory guidelines for the banking industry call for a minimum of 4.0 percent.  Refer to the “Capital Adequacy Requirement” section starting on page 64 for further discussion of this non-GAAP measure.  The Company’s third quarter ratio of total equity to total assets was 12.06 percent, compared to 12.31 percent at June 30, 2009.  The modest decline in this ratio reflects the growth of assets.

OUTLOOK

Management continues to expect that the Company will remain modestly profitable in 2009.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.  The following tables present the components of net interest income on a fully taxable-equivalent basis for the three months and nine months ended September 30, 2009 and 2008:

	Net Interest Income Summary
	For the three months ended			For the three months ended
	September 30, 2009			September 30, 2008
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,723,633	$50,691	4.26%	$4,727,185	$62,931	5.30%
Commercial real estate mortgages	2,144,631	29,660	5.49	2,094,914	34,344	6.52
Residential mortgages	3,528,055	48,533	5.50	3,335,160	46,882	5.62
Real estate construction	1,078,833	9,727	3.58	1,403,706	17,808	5.05
Equity lines of credit	687,143	6,072	3.51	513,061	5,592	4.34
Installment	176,810	2,263	5.08	156,553	2,318	5.89
Total loans and leases (3)	12,339,105	146,946	4.72	12,230,579	169,875	5.53
Due from banks - interest-bearing	204,255	259	0.50	94,459	440	1.85
Federal funds sold and securities purchased under resale agreements	338,044	130	0.15	5,242	24	1.88
Securities available-for-sale	3,559,512	35,849	4.03	2,240,698	27,814	4.97
Trading securities	70,820	32	0.18	118,240	576	1.94
Other interest-earning assets	75,999	721	3.76	78,629	1,168	5.92
Total interest-earning assets	16,587,735	183,937	4.40	14,767,847	199,897	5.39
Allowance for loan and lease losses	(260,223)			(182,183)
Cash and due from banks	308,014			375,307
Other non-earning assets	1,302,705			1,159,613
Total assets	$17,938,231			$16,120,584

Liabilities and Equity (2)
Interest-bearing deposits
Interest checking accounts	$1,637,211	$1,018	0.25	$826,304	$1,495	0.72
Money market accounts	4,231,706	7,029	0.66	3,780,027	15,961	1.68
Savings deposits	262,483	426	0.64	137,712	153	0.44
Time deposits - under $100,000	210,968	560	1.05	213,436	1,549	2.89
Time deposits - $100,000 and over	1,220,790	3,821	1.24	1,222,287	7,531	2.45
Total interest-bearing deposits	7,563,158	12,854	0.67	6,179,766	26,689	1.72

Federal funds purchased and securities sold under repurchase agreements	234,213	2,016	3.41	1,357,166	7,767	2.28
Other borrowings	510,826	4,208	3.27	1,116,500	8,346	2.97
Total interest-bearing liabilities	8,308,197	19,078	0.91	8,653,432	42,802	1.97
Noninterest-bearing deposits	7,213,764			5,557,354
Other liabilities	212,050			251,985
Total equity	2,204,220			1,657,813
Total liabilities and equity	$17,938,231			$16,120,584

Net interest spread			3.49%			3.42%
Fully taxable-equivalent net interest and dividend income		$164,859			$157,095
Net interest margin			3.94%			4.23%
Less: Dividend income included in other income		721			1,168
Fully taxable-equivalent net interest income		$164,138			$155,927

(1)   Net interest income is presented on a fully taxable-equivalent basis.

(2)   Certain prior period balances have been reclassified to conform to the current period presentation.

(3)   Includes average nonaccrual loans of $378,297 and $128,221 for 2009 and 2008, respectively.

(4)   Loan income includes loan fees of $4,602 and $4,785 for 2009 and 2008, respectively.

	Net Interest Income Summary
	For the nine months ended			For the nine months ended
	September 30, 2009			September 30, 2008
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,733,345	$149,710	4.23%	$4,619,699	$194,081	5.61%
Commercial real estate mortgages	2,173,984	91,687	5.64	2,026,798	100,417	6.62
Residential mortgages	3,463,277	143,648	5.53	3,261,983	137,028	5.60
Real estate construction	1,154,056	28,193	3.27	1,445,672	61,227	5.66
Equity lines of credit	663,905	17,153	3.45	474,050	16,962	4.78
Installment	174,147	6,617	5.08	165,603	7,561	6.10
Total loans and leases (3)	12,362,714	437,008	4.73	11,993,805	517,276	5.76
Due from banks - interest-bearing	178,146	705	0.53	89,173	1,491	2.23
Federal funds sold and securities purchased under resale agreements	122,536	145	0.16	7,371	147	2.66
Securities available-for-sale	3,042,393	95,772	4.20	2,345,649	85,950	4.89
Trading securities	99,276	467	0.63	99,496	1,598	2.15
Other interest-earning assets	75,264	2,007	3.57	76,329	3,219	5.63
Total interest-earning assets	15,880,329	536,104	4.51	14,611,823	609,681	5.57
Allowance for loan and lease losses	(247,285)			(170,055)
Cash and due from banks	322,187			380,252
Other non-earning assets	1,289,956			1,152,265
Total assets	$17,245,187			$15,974,285

Liabilities and Equity (2)
Interest-bearing deposits
Interest checking accounts	$1,376,543	$2,892	0.28	$838,672	$4,419	0.70
Money market accounts	4,081,099	25,506	0.84	3,709,868	53,974	1.94
Savings deposits	216,895	1,101	0.68	135,097	367	0.36
Time deposits - under $100,000	221,873	2,626	1.58	213,693	4,976	3.11
Time deposits - $100,000 and over	1,330,984	16,358	1.64	1,231,350	29,075	3.15
Total interest-bearing deposits	7,227,394	48,483	0.90	6,128,680	92,811	2.02

Federal funds purchased and securities sold under repurchase agreements	474,715	6,279	1.77	1,254,052	25,009	2.66
Other borrowings	510,057	9,210	2.41	1,142,866	28,108	3.29
Total interest-bearing liabilities	8,212,166	63,972	1.04	8,525,598	145,928	2.28
Noninterest-bearing deposits	6,660,131			5,522,594
Other liabilities	238,833			257,707
Total equity	2,134,057			1,668,386
Total liabilities and equity	$17,245,187			$15,974,285

Net interest spread			3.47%			3.29%
Fully taxable-equivalent net interest and dividend income		$472,132			$463,753
Net interest margin			3.97%			4.24%
Less: Dividend income included in other income		2,007			3,219
Fully taxable-equivalent net interest income		$470,125			$460,534

(1)   Net interest income is presented on a fully taxable-equivalent basis.

(2)   Certain prior period balances have been reclassified to conform to the current period presentation.

(3)   Includes average nonaccrual loans of $338,383 and $112,377 for 2009 and 2008, respectively.

(4)   Loan income includes loan fees of $13,068 and $13,601 for 2009 and 2008, respectively.

Net interest income was $161.3 million for the third quarter of 2009, compared to $152.8 million for the same quarter last year and $155.6 million for the second quarter of 2009.  Fully taxable-equivalent net interest and dividend income totaled $164.9 million for the third quarter of 2009, compared with $157.1 million for the same quarter last year and $158.9 million for the second quarter of 2009.

	For the three months ended			For the three
	September 30,		%	months ended	%
(in millions)	2009	2008	Change	June 30, 2009	Change
Average Loans and Leases	$12,339.1	$12,230.6	1	$12,354.3	(0)
Average Total Securities	3,630.3	2,358.9	54	3,364.2	8
Average Earning Assets	16,587.7	14,767.8	12	16,003.3	4
Average Deposits	14,776.9	11,737.1	26	14,023.3	5
Average Core Deposits	13,556.1	10,514.8	29	12,711.8	7
Fully Taxable-Equivalent Net Interest Income	164.9	157.1	5	158.9	4
Net Interest Margin	3.94%	4.23%	(7)	3.98%	(1)

The Company’s yield on earning assets for the third quarter of 2009 was 4.40 percent, down from 5.39 percent for the third quarter of 2008 and 4.49 percent for the second quarter of 2009.  The Bank’s average prime rate declined 175 basis points to 3.25 percent in the third quarter of 2009 from 5.00 percent for the year-earlier quarter, and remained unchanged from the second quarter of 2009.  The net interest margin for the third quarter of 2009 was 3.94 percent, compared with 4.23 percent and 3.98 percent for the quarters ended September 30, 2008 and June 30, 2009, respectively.  Lower funding costs and growth in noninterest-bearing deposits reduced the impact of the 99 basis point decrease in the yield on earning assets compared with the year-earlier quarter.

Average loan and lease balances grew to $12.34 billion for the third quarter of 2009, an increase of 1 percent over $12.23 billion for the year-earlier quarter and a slight decrease from $12.35 billion for the second quarter of 2009.  The following table provides information on average loan balances by type:

	For the three months ended			For the three
	September 30,		%	months ended	%
Average Loans (in millions)	2009	2008	Change	June 30, 2009	Change
Commercial	$4,723.6	$4,727.2	(0)%	$4,720.9	0%
Commercial real estate mortgages	2,144.6	2,094.9	2	2,177.7	(2)
Residential mortgages	3,528.1	3,335.2	6	3,454.1	2
Real estate construction	1,078.8	1,403.7	(23)	1,153.3	(6)
Equity lines of credit	687.2	513.1	34	674.1	2
Other loans	176.8	156.5	13	174.2	1
Total Loans	$12,339.1	$12,230.6	1%	$12,354.3	(0)%

Average commercial loans were virtually unchanged from both the third quarter of 2008 and the second quarter of 2009.  Average commercial real estate loans grew 2 percent from the third quarter of 2008 and decreased 2 percent from the second quarter of 2009.  Average single family residential mortgage loans, nearly all of which are made to the Company’s private banking clients, increased 6 percent from the third quarter of last year and 2 percent from the second quarter of 2009.  The residential mortgage loan portfolio has an average loan-to-value ratio of 49 percent at origination and continues to perform well. Average construction loans decreased 23 percent from the same period a year ago and 6 percent from the second quarter of 2009.  The construction portfolio is diverse in terms of geography and product type. It consists primarily of recourse loans to well-established real estate developers and are generally located in established urban markets.  Most of these developers are clients with whom the Bank has significant long-term relationships.  The construction loan portfolio which includes loans to developers of residential and non-residential properties, continued to show signs of weakness.  In the commercial sector, sales and lease absorption rates slowed, and values and lease rates declined due to the economic slowdown.  In the residential sector, the value of land continued to deteriorate even as new home sales activity in certain markets continues to strengthen.  See “Balance Sheet Analysis—Loan and Lease Portfolio” for further discussion of the loan portfolio.

Average deposits totaled $14.78 billion for the third quarter of 2009, a 26 percent increase from $11.74 billion for the third quarter of 2008 and a 5 percent increase from average deposits of $14.02 billion for the second quarter of 2009.  Average core deposits totaled $13.56 billion for the third quarter of 2009, a 29 percent increase from $10.51 billion for the third quarter of 2008 and a 7 percent increase from $12.71 billion for the second quarter of 2009.

As part of its long-standing asset and liability management strategies, the Company uses interest-rate swaps to mitigate interest-rate risk associated with changes to: 1) the fair value of certain fixed-rate deposits and borrowings (fair value hedges) and 2) certain cash flows related to future interest payments on variable-rate loans (cash flow hedges).  The notional amount of interest-rate swaps designated as hedging instruments at September 30, 2009 was $707.4 million, of which $382.4 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges.  At September 30, 2008 and December 31, 2008, the Company had $715.9 million notional amount of interest-rate swaps, of which $390.9 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges.

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense.  The impact of interest-rate swaps on interest income and interest expense for the three months and nine months ended September 30, 2009 and 2008 is presented in the table below:

The Effect of Derivative Instruments on the Consolidated Statements of Income

(in millions)

Derivative Instruments Designated as Fair Value Hedges	Location in Consolidated Statements of Income	Amount of Income (Expense) Recognized on Derivatives Three Months Ended September 30,		Amount of Income (Expense) Recognized on Derivatives Nine Months Ended September 30,
		2009	2008	2009	2008
Interest-rate swaps-fair value	Interest expense	$4.2	$2.2	$11.1	$5.0
Interest-rate swaps-cash flow	Interest income	3.0	1.4	8.9	4.0
Total income		$7.2	$3.6	$20.0	$9.0

The decline in market interest rates has led to a reduction in interest income on variable rate loans compared with the year-earlier periods.  This reduction will be partially offset by the income from existing swaps qualifying as cash flow hedges.  The net interest accrual on these swaps over the next 12 months is projected to be $9.4 million based on current market conditions.  Both the income for the quarter and the projected income for the next 12 months should be viewed in context with the benefit the Company has received from increases in interest rates in the past and the decline in income the Company will experience from decreases in interest rates.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities.  The following tables provide a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between the third quarters and first nine months of 2009 and 2008, as well as the third quarters and first nine months of 2008 and 2007:

	Changes In Net Interest Income
	For the three months ended September 30,			For the three months ended September 30,
	2009 vs 2008			2008 vs 2007
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans and leases	$1,541	$(24,470)	$(22,929)	$17,063	$(45,678)	$(28,615)
Securities available-for-sale	14,113	(6,078)	8,035	(6,246)	1,278	(4,968)
Due from banks - interest-bearing	284	(465)	(181)	(31)	(390)	(421)
Trading securities	(167)	(377)	(544)	336	(872)	(536)
Federal funds sold and securities purchased under resale agreements	150	(44)	106	(48)	(64)	(112)
Other interest-earning assets	(37)	(410)	(447)	149	(42)	107
Total interest-earning assets	15,884	(31,844)	(15,960)	11,223	(45,768)	(34,545)

Interest paid on:
Interest checking deposits	889	(1,366)	(477)	80	76	156
Money market deposits	1,727	(10,659)	(8,932)	253	(14,124)	(13,871)
Savings deposits	182	91	273	(10)	(18)	(28)
Time deposits	(25)	(4,674)	(4,699)	(7,968)	(9,888)	(17,856)
Other borrowings	(13,525)	3,636	(9,889)	10,907	(12,846)	(1,939)
Total interest-bearing liabilities	(10,752)	(12,972)	(23,724)	3,262	(36,800)	(33,538)
	$26,636	$(18,872)	$7,764	$7,961	$(8,968)	$(1,007)

	Changes In Net Interest Income
	For the nine months ended September 30,			For the nine months ended September 30,
	2009 vs 2008			2008 vs 2007
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Loans and leases	$15,343	$(95,611)	$(80,268)	$52,856	$(109,331)	$(56,475)
Securities available-for-sale	23,066	(13,244)	9,822	(18,279)	3,281	(14,998)
Due from banks - interest-bearing	841	(1,627)	(786)	51	(437)	(386)
Trading securities	(4)	(1,127)	(1,131)	895	(2,166)	(1,271)
Federal funds sold and securities purchased under resale agreements	258	(260)	(2)	(257)	(236)	(493)
Other interest-earning assets	(45)	(1,167)	(1,212)	756	(253)	503
Total interest-earning assets	39,459	(113,036)	(73,577)	36,022	(109,142)	(73,120)

Interest paid on:
Interest checking deposits	1,939	(3,466)	(1,527)	280	805	1,085
Money market deposits	4,894	(33,362)	(28,468)	1,795	(31,547)	(29,752)
Savings deposits	299	435	734	(49)	(124)	(173)
Time deposits	2,382	(17,449)	(15,067)	(23,204)	(21,191)	(44,395)
Other borrowings	(25,208)	(12,420)	(37,628)	34,399	(31,469)	2,930
Total interest-bearing liabilities	(15,694)	(66,262)	(81,956)	13,221	(83,526)	(70,305)
	$55,153	$(46,774)	$8,379	$22,801	$(25,616)	$(2,815)

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

The Company recorded expense of $85.0 million and $35.0 million through the provision for credit losses in the three months ended September 30, 2009 and 2008, respectively.  The provision for credit losses reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors, including weak valuations in commercial real estate.  Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size.  See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Nonaccrual loans totaled $408.3 million at September 30, 2009, up from $211.1 million as of December 31, 2008, and $150.9 million at September 30, 2008.  The majority of new nonaccrual loans are in the commercial, commercial real estate mortgages and real estate construction portfolios. Total nonperforming assets, consisting of nonaccrual loans and OREO, were $452.2 million, or 3.70 percent of total loans and leases and OREO, at September 30, 2009. This compares with $222.5 million, or 1.79 percent, at the end of 2008 and $153.2 million, or 1.25 percent, at September 30, 2008.

Net loan charge-offs were $76.9 million, or 2.47 percent of average total loans and leases on an annualized basis, for the third quarter of 2009, up from $12.8 million, or 0.42 percent, in the year-earlier quarter.  The increase in net charge-offs occurred primarily in the Company’s commercial and real estate construction loan portfolios.

Credit quality will be influenced by underlying trends in the economic cycle, particularly in California and Nevada, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Noninterest Income

Noninterest income was $68.8 million in the third quarter of 2009, an increase of 7 percent from the second quarter of 2009, primarily due to higher wealth management fee income as market conditions improved, as well as a result of the LMCG acquisition.  Noninterest income was up 37 percent from $50.1 million for the year-earlier quarter, reflecting net securities gains of $2.7 million in the third quarter of 2009 compared to net securities losses of $32.5 million in the third quarter of 2008.  Noninterest income accounted for 30 percent of the Company’s revenue in the current quarter, an increase from 25 percent for the year-earlier quarter.

Wealth Management

The Bank provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank’s Wealth Management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services.  A portion of these fees is based on the market value of client assets managed, advised, administered or held in custody.  The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Trust and investment fees for the third quarter of 2009 were up 28 percent from the second quarter of 2009, as market conditions improved, but were down 3 percent from the third quarter of 2008, reflecting the year-over-year decline in market values.  Money market mutual fund and brokerage fees were $6.0 million, down 69 percent from $19.5 million in the third quarter of 2008 and down 9 percent from $6.6 million in the second quarter of this year, due to historically low interest rates on government and other quality short-term bonds.  Additionally, brokerage fees declined from the year-ago period, reflecting reduced spreads and trading activity in this economic environment.

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

	At September 30,		%	At June 30,	%
(in millions)	2009	2008	Change	2009	Change
Assets Under Management	$34,927	$33,106	6	$30,286	15
Assets Under Administration
Brokerage	5,338	7,277	(27)	5,281	1
Custody and other fiduciary	13,103	11,984	9	12,272	7
Subtotal	18,441	19,261	(4)	17,553	5
Total assets under management or administration (1)	$53,368	$52,367	2	$47,839	12

(1) Excludes $9.87 billion, $6.92 billion, and $7.48 billion of assets under management for an asset manager in which the Company held a noncontrolling ownership interest as of September 30, 2009, September 30, 2008, and June 30, 2009, respectively.

Assets under management increased 6 percent from the year-earlier quarter and increased 15 percent from the second quarter of 2009.  Assets under management or administration increased 2 percent from the year-earlier quarter and increased 12 percent from the second quarter of 2009. The increase in assets under management from September 30, 2008 to September 30, 2009 was primarily due to the addition of assets under management from the acquisition of LMCG, offset by significantly lower equity market values and decreases in money-market fund balances as a number of clients moved investment funds to FDIC-insured bank deposits and fixed-income securities.  The 15 percent increase from prior quarter was primarily due to higher equity market values and the LMCG acquisition, which added $3.36 billion of assets under management at the date of acquisition.

A distribution of AUM by type of investment is provided in the following table:

Investment (1)	% of AUM September 30, 2009	% of AUM June 30, 2009	% of AUM September 30, 2008
Equities	32%	25%	34%
U.S. fixed income	25	27	20
Cash and cash equivalents	23	30	26
Other (2)	20	18	20
	100%	100%	100%

(1)	Excludes assets under management for an asset manager in which the Company held a noncontrolling interest as of September 30, 2009, June 30, 2009 and September 30, 2008.
(2)	Includes international equities, private equity and other alternative investments.

Historically, the investment mix of assets generally does not change significantly on a quarter to quarter basis. The mix of assets for the current quarter has changed compared to the prior year quarter primarily due to an increase in equity investments as a result of the LMCG acquisition in the third quarter of 2009 offset by decreases in the market value of equities. In addition, fixed income securities as a percentage of AUM increased as discussed above. The LMCG acquisition and increase in equity values during the third quarter of 2009 from second quarter levels contributed to the increase in equities as a percentage of AUM.

Other Noninterest Income

Cash management and deposit transaction fees for the third quarter of 2009 was $13.1 million, up 6 percent from the same period last year.  Cash management and deposit transaction fees increased 3 percent from the second quarter of 2009. The growth in deposit-related fee income from the year-earlier quarter is due to the sale of additional cash management services and the impact of declining interest rates on compensating deposit balances.  The lower rates increased deposit service charge income.

International services income for the third quarter of 2009 was $7.9 million, down 4 percent from the same period last year and 1 percent from the second quarter of 2009.  International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates.  The decrease from the prior year quarter reflects the impact of the slowdown in the global economy on the demand for services.

Other income for the third quarter of 2009 was $6.2 million, down 25 percent, from the year-earlier quarter, and down $2.9 million or 32 percent from the second quarter of 2009.  The decrease was largely due to a $1.4 million impairment loss on private equity investments in the third quarter of 2009.

Impairment losses on securities available-for-sale that were recognized in earnings were $0.8 million for the third quarter of 2009, compared with $1.5 million for the second quarter of 2009, and $31.9 million for the third quarter of 2008.  The impairment losses recognized in the year-earlier quarter resulted from significant disruptions in the financial markets which included substantial declines in equity valuations.

Gains on sales of debt securities available-for-sale totaled $3.4 million for the third quarter of 2009, compared with a $3.3 million gain on sales of securities during the second quarter of 2009.  Losses on sales of available-for-sale securities totaled $0.5 million for the same period last year.

Noninterest Expense

Noninterest expense was $143.8 million for the third quarter of 2009, a decrease of 2 percent from the year-earlier quarter and down slightly from the second quarter of 2009.  The decrease from the year-earlier period was due to lower personnel cost offset by increased FDIC premiums, a lease write-off related to an affiliate and higher OREO expenses.

Salaries and employee benefits expense decreased to $80.9 million for the current quarter, or 9 percent, from $89.4 million for the year-earlier quarter.  The decrease in expense from the year-earlier quarter is primarily due to a reduction in bonuses and personnel costs, as well as a decline in full-time equivalent staff.  Full-time equivalent staff decreased to 2,891 at September 30, 2009, from 3,027 at September 30, 2008.  Salaries and employee benefits expense increased 7 percent from the second quarter of 2009 due primarily to the addition of employees from the LMCG acquisition along with other increased personnel cost.

The remaining noninterest expense categories increased $6.0 million, or 11 percent, for the third quarter of 2009 compared with the third quarter of 2008, and decreased 8 percent compared with the second quarter of 2009. The increase from the year-earlier quarter is due primarily to a $3 million increase in FDIC premiums and a $1.3 million lease write-off relating to an affiliate.  The decrease from the second quarter of 2009 was due to the Company’s $7.6 million share of a FDIC special assessment fee levied against all FDIC-insured deposits that was recognized in the second quarter of 2009.

Share-Based Compensation Expense

On September 30, 2009, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  The Company uses a Black-Scholes methodology to determine the share-based compensation expense for these plans.  See Note 8, Share-Based Compensation, of the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for a description of the stock option plan and method of estimating the fair value of option awards.

The compensation cost that has been recognized for all share-based awards was $3.6 million and $10.8 million for the three months and nine months ended September 30, 2009, and $3.6 million and $10.8 million for the year-earlier periods, respectively.  The Company received $1.2 million and $19.6 million in cash from the exercise of stock options during the nine-month periods ended September 30, 2009 and 2008, respectively.  The tax expense recognized for share-based compensation arrangements in equity was $0.7 million for the nine months ended September 30, 2009, compared with a tax benefit of $3.8 million for the nine months ended September 30, 2008.

At September 30, 2009, there was $13.8 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 2.6 years. At September 30, 2009, there was $18.4 million of unrecognized compensation cost related to restricted shares granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 3.2 years.

Segment Results

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other.  For a more complete description of the segments, including summary financial information, see Note 15 to the Unaudited Consolidated Financial Statements.

Commercial and Private Banking

The Commercial and Private Banking segment had a net loss of $1.9 million for the quarter ended September 30, 2009 compared with net income of $31.3 million for the year-earlier quarter.  Net income for the first nine months of 2009 decreased to $18.8 million from $97.8 million for the year-earlier period. The decrease in net income for the quarter and year to date compared with the prior year periods is due to the higher provision for credit losses in 2009 and decrease in noninterest income.  Refer to page 48 for further discussion of the provision for credit losses. Net interest income decreased to $157.1 million for the third quarter of 2009 from $159.7 million for the third quarter of 2008. Net interest income decreased to $459.6 million for the nine months ended September 30, 2009, from $467.6 million for the prior year period.  For the quarter and year to date, a compressed net interest margin due to historically low interest rates offset the favorable impact of loan growth compared with the prior year periods.  Average loans increased to $12.28 billion, or by 1 percent, for the quarter ended September 30, 2009, compared with the year-earlier quarter.  Average loans increased to $12.30 billion, or by 3 percent, for the nine months ended September 30, 2009, compared with the prior year period. Average deposits increased by 25 percent to $13.44 billion for the third quarter of 2009 from $10.76 billion for the third quarter of 2008. Average deposits increased by 17 percent to $12.52 billion for the nine months ended September 30, 2009 compared with the year-earlier period. Noninterest income decreased to $38.9 million and $120.8 million for the three months and nine months ended September 30, 2009 compared with $48.8 million and $139.0 million for the year-earlier periods, respectively. Increases in cash management and deposit transaction fees associated with the growth in deposits and increased demand for cash management services was offset by lower trust and brokerage fees and international services income for the quarter and year to date compared with the year-earlier periods.  Noninterest expense, including depreciation and amortization, decreased to $114.3 million, or by 4 percent, from $119.5 million for the year-earlier quarter. Noninterest expense decreased to $342.9 million for the nine months ended September 30, 2009, from $350.9 million for the prior year period.  Decreases in salaries and benefits expense for the quarter and year-to-date compared with the prior year periods was partially offset by increases in OREO expense and FDIC expense.

Wealth Management

The Wealth Management segment had net income of $0.2 million for the three months ended September 30, 2009, and net income of $1.6 million for the nine months ended September 30, 2009, compared with net income of $9.4 million and $29.4 million for the year-earlier periods, respectively.  The decrease in net income for the quarter and year to date compared with the prior year is largely due to declines in the equity market valuations, lower fees due to decreases in money market fund balances, and reduced trading activity.  Refer to page 49 for a discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, increased by 2 percent to $38.9 million for the third quarter of 2009 compared with $38.1 million for the year-earlier quarter.  Noninterest expense, including depreciation and amortization, decreased by 6 percent to $106.6 million for the first nine months of 2009 compared with $113.9 million for the year-earlier period. Noninterest expense for the third quarter and year-to-date include LMCG, an institutional asset management firm that was acquired in July 2009.  Refer to “Recent Developments” on page 40 for further discussion of this acquisition. The decrease in year-to-date noninterest expense is largely due to lower compensation costs and headcount reductions. This was partially offset by expenses associated with the hiring of two teams by Convergent Wealth Advisors.

Other

The Other segment had net income of $9.7 million for the quarter ended September 30, 2009, compared with a net loss of $24.1 million for the year-earlier quarter. Net income for the current quarter includes $3.4 million, before tax, of gains on sales of securities and a $43.3 million reduction in the elimination of inter-segment revenues (recorded in the Other segment) due to declines in trust, investment and brokerage fees.  Additionally, securities impairment losses recognized in earnings declined to $0.8 million, before tax, for the current quarter compared with $31.9 million for the year-earlier quarter.  Net income was $1.8 million for the nine-month period ended September 30, 2009 compared with a net loss of $31.2 million for the year-earlier period.  The decrease in the net loss for the year-to-date period compared with the prior year is largely due to a $41.2 reduction in the elimination of inter-segment revenues and a reduction in securities losses.  Securities impairment losses recognized in earnings declined to $14.4 million, before tax, for the nine months ended September 30, 2009 compared with $31.9 million for the year-earlier period.  Net income for the quarter and year-to-date was favorably impacted by a more closely matched net funding position in the Asset Liability Funding Center due to the considerable decline in interest rates since 2008, resulting in a reduction in net interest expense compared with the year-earlier periods.

Income Taxes

The Company recognized a tax benefit of $7.0 million during the third quarter of 2009, which was primarily attributable to an updated effective tax rate based on lower expected taxable income for the year.  The Company’s effective tax rate for the third quarter of 2008 was 18.3 percent.  The effective tax rate for the first nine months of 2009 was a negative tax rate equal to 38.7 percent of pretax income, compared with an effective tax rate of 30.4 percent for the year-earlier period.  Effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships and tax-exempt income on municipal bonds and bank-owned life insurance.  Permanent tax differences do not vary directly with the level of income and therefore have a larger relative impact on the effective tax rate when earnings are lower.  The effective tax rate for the current and year-earlier periods also reflects the adoption of new guidance related to accounting for noncontrolling interests that became effective January 1, 2009.  The new guidance does not change the accounting for income taxes but it does change the presentation of income taxes in the consolidated financial statements. Noncontrolling interests’ share of subsidiary earnings is no longer recognized as an expense in the computation of consolidated net income.  A decline in the effective tax rate occurs because consolidated net income includes earnings allocable to the noncontrolling interest for which no tax expense is provided.  The guidance requires that prior periods presented be restated retrospectively.

The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as an income tax provision expense. The Company recognized approximately $0.5 million of benefit on accrued interest and penalties for the nine-month period ended September 30, 2009 compared to $1.3 million of interest and penalties expense for the nine-month periods ended September 30, 2008. The Company had approximately $5.8 million, $6.3 million and $10.3 million of accrued interest and penalties as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

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

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of September 30, 2009, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

BALANCE SHEET ANALYSIS

Total assets increased by 12 percent to $18.40 billion at September 30, 2009 from $16.46 billion at December 31, 2008, and by 13 percent from $16.33 billion at September 30, 2008.  Average assets for the third quarter of 2009 increased to $17.94 billion from $16.12 billion for the third quarter of 2008.  The increase in period-end and average assets is due to growth in the securities portfolio.

Total average interest-earning assets for the third quarter of 2009 increased to $16.59 billion from $14.84 billion for the fourth quarter of 2008 and $14.77 billion for the third quarter of 2008.

Securities

Comparative period-end securities portfolio balances are presented below:

Securities Available-for-Sale

	September 30, 2009		December 31, 2008		September 30, 2008
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$13,543	$13,554	$45,709	$46,197	$45,784	$45,940
Federal agency - Debt	358,928	360,284	29,939	30,180	29,933	30,135
Federal agency - MBS	564,193	581,974	644,594	653,914	650,616	642,078
CMOs - Federal agency	1,750,790	1,781,666	563,310	569,369	533,920	529,017
CMOs - Non-agency	314,583	280,856	393,150	305,716	418,417	383,276
State and municipal	384,999	403,264	404,787	413,030	370,118	364,333
Other debt securities	76,069	69,749	98,419	74,343	109,403	96,731
Total debt securities	3,463,105	3,491,347	2,179,908	2,092,749	2,158,191	2,091,510
Equity securities and mutual funds	17,554	20,725	59,276	52,121	72,001	68,408
Total securities	$3,480,659	$3,512,072	$2,239,184	$2,144,870	$2,230,192	$2,159,918

The fair value of securities available-for-sale totaled $3.51 billion, $2.14 billion and $2.16 billion at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  Over the past nine months, deposit growth out-paced loan growth, and a portion of these funds were used to purchase Federal agency debt and CMO securities.

At September 30, 2009, the available-for-sale securities portfolio had a net unrealized gain of $31.4 million, comprised of unrealized gains of $74.0 million, net of $42.6 million of unrealized losses, compared with a net unrealized loss of $94.3 million at December 31, 2008 and $70.3 million at September 30, 2008.  Refer to the Impairment Assessment section for a discussion of management’s assessment of the investment portfolio for other-than-temporary impairment.

The average duration of total available-for-sale securities at September 30, 2009 is 2.6 years.  This duration compares with 2.7 years at December 31, 2008 and 3.4 years at September 30, 2008.  Duration provides a measure of fair value sensitivity to changes in interest rates.  The average duration is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors.  See “Asset/Liability Management” for a discussion of the Company’s interest rate position.

Dividend income included in interest income on securities available-for-sale in the consolidated statements of income for the three months and nine months ended September 30, 2009, was $0.2 million and $0.9 million, respectively, compared with $1.9 million and $5.6 million, for the year-earlier periods, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio as of September 30, 2009, except for mortgage-backed securities which are allocated according to final maturities.  Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year thru 5 years	Over 5 years thru 10 years	Over 10 years	Total
U.S. Treasury	$13,554	$—	$—	$—	$13,554
Federal agency - Debt	360,284	—	—	—	360,284
Federal agency - MBS	191	342,725	115,745	123,313	581,974
CMOs - Federal agency	47,660	1,209,560	375,447	148,999	1,781,666
CMOs - Non-agency	1,148	157,386	122,322	—	280,856
State and municipal	32,031	145,682	164,780	60,771	403,264
Other debt securities	10,002	—	59,747	—	69,749
Total debt securities	$464,870	$1,855,353	$838,041	$333,083	$3,491,347

Amortized cost	$462,896	$1,820,675	$850,940	$328,594	$3,463,105

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

In accordance with ASC 320-35, when there are credit losses associated with an impaired debt security and the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company will separate the amount of the impairment into the amount that is credit related and the amount related to non-credit factors.  The credit-related impairment is recognized in Net impairment loss recognized in earnings in the consolidated statements of income.  The non-credit-related impairment is recognized in Accumulated other comprehensive income (loss) (“AOCI”).

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at September 30, 2009. The Company recorded credit loss impairment in earnings on available-for-sale securities of $0.8 million and $14.4 million for the three months and nine months ended September 30, 2009, respectively. The $19.8 million non-credit portion of impairment recognized at September 30, 2009 was recorded in AOCI. The Company recorded a $31.9 million impairment loss on available-for-sale securities for the three months and nine months ended September 30, 2008.

(in thousands) Impairment Losses on	For the three months ended September 30,		For the nine months ended September 30,
Other-Than-Temporarily Impaired Securities	2009	2008	2009	2008
Non-agency CMOs	$778	$—	$2,315	$—
Collateralized debt obligation income notes	—	7,159	9,282	7,159
Perpetual preferred stock	—	21,884	1,124	21,884
Equity securities and mutual funds	—	2,893	1,630	2,893
Total	$778	$31,936	$14,351	$31,936

The following table provides a rollforward of credit related other than-temporary impairment recognized in earnings for the three months and nine months ended September 30, 2009.  Credit related other-than-temporary impairment that was recognized in earnings during the three months and nine months ending September 30, 2009 is reflected as an “Initial credit-related impairment” if the current period is the first time the security had a credit impairment.  A credit related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the current period is not the first time the security had a credit impairment.

(in thousands)	Three months ended September 30, 2009	Nine months ended September 30, 2009
Balance, beginning of period	$14,835	$8,083
Subsequent credit-related impairment	696	5,215
Initial credit-related impairment	82	2,315
Balance, end of period	$15,613	$15,613

Non-Agency CMOs

The Company identified seven non-agency collateralized mortgage obligation securities (“CMOs”) that had other than temporary impairment at September 30, 2009.  These CMOs had an adjusted cost basis of $65.1 million at September 30, 2009 and a fair value of $45.3 million. The fair value of the CMOs is based on prices provided by an external pricing service.  These securities are classified as Level 2 in the fair value hierarchy.  The CMOs analyzed for impairment have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury curve as of September 30, 2009 was used to project all future floating-rate cash flows based on the characteristics of each security.  Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default.  The present value of expected cash flows was less than cost by a total of $0.8 million for the securities analyzed. The Company concluded that the $0.8 million shortfall in expected cash flows represented a credit loss and recognized an impairment loss in earnings for this amount at September 30, 2009.  The Company has recognized credit losses totaling $2.3 million on its investments in non-agency CMOs year-to-date. The remaining other-than-temporary impairment of $19.8 million was recognized in AOCI.  This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities, and risks of additional declines in the housing markets.

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

The Company recorded a $9.3 million impairment loss, of which $5.2 million represented a credit loss recognized in earnings, on its investment in Income Notes in the first quarter of 2009 prior to their transfer to trading securities.  The Income Notes were evaluated for impairment under the guidance applicable to certain debt securities which are beneficial interests in securitized financial assets and not considered to be of high credit quality.  For these securities, other-than-temporary impairment exists when it is probable there has been an adverse change in estimated cash flows since the date of acquisition.  Due to lack of activity in the market for Income Notes, the fair value of these securities was determined using an internal cash flow model that incorporated management’s assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. The Company considered a number of factors in determining the discount rate used in the cash flow valuation model including the implied rate of return at the last date the market for Income Notes and similar securities was active, rates of return that market participants would consider in valuing the securities and indicative quotes from dealers.

Perpetual Preferred Stock

The adjusted cost basis of the Company’s investment in perpetual preferred stock issued by Freddie Mac and Fannie Mae was $0.6 million at September 30, 2009, compared with a fair value of $1.6 million, indicating that these securities were not impaired at quarter end.  The Company previously recorded impairment losses totaling $23.0 million on these securities. Impairment losses of $1.1 million and $21.9 million were recognized for the quarters ending March 31, 2009 and September 30, 2008, respectively, following the action taken by the Federal Housing Finance Agency in September 2008 of placing these Government-Sponsored Agencies into conservatorship and eliminating the dividends on their preferred shares.

Mutual Funds

The adjusted cost basis of available-for-sale mutual funds was $16.9 million at September 30, 2009, compared with a fair value of $19.1 million, indicating that these investments were not impaired at quarter end.  The Company previously recognized a $1.6 million impairment loss on its investment in one high-yield bond fund in the quarter ended March 31, 2009.

The following table provides a summary of the gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of September 30, 2009. The table includes investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
Federal agency - Debt	$25,819	$108	$—	$—	$25,819	$108
Federal agency - MBS	9,937	23	—	—	9,937	23
CMOs - Federal agency	129,042	1,263	—	—	129,042	1,263
CMOs - Non-agency	—	—	257,400	33,815	257,400	33,815
State and municipal	1,611	31	5,865	180	7,476	211
Other debt securities	—	—	45,089	7,193	45,089	7,193
Total securities	$166,409	$1,425	$308,354	$41,188	$474,763	$42,613

At September 30, 2009, total securities available-for-sale had a fair value of $3.51 billion, which included the $474.8 million of securities available-for-sale in an unrealized loss position as of September 30, 2009.  This balance consists of $429.5 million of temporarily impaired securities and $45.3 million of securities that had non-credit related impairment recognized in AOCI.  At September 30, 2009, the Company had 55 debt securities in an unrealized loss position. The debt securities in an unrealized loss position include 2 Federal agency debt securities, 1 Federal agency MBS, 7 Federal agency CMOs, 29 private label CMOs, 10 state and municipal securities and 6 other debt securities.  The largest component of the unrealized loss at September 30, 2009 was $33.8 million related to non-agency collateralized mortgage obligations. The Company monitors the performance of the mortgages underlying these bonds. Although there has been some deterioration in collateral performance during 2009 due to declines in the housing market, the Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs held largely to the current absence of liquidity in the credit markets and not to deterioration in credit quality.  The unrealized loss on the Company’s holdings of non-agency CMOs decreased from $57.0 million at June 30, 2009 to $33.8 million at September 30, 2009 largely due to government-backed investment programs which have modestly increased demand and liquidity in these markets.  Other than the $2.3 million credit loss discussed in Non-Agency CMOs above, the Company expects to receive all contractual principal and interest payments due on its CMO debt securities.  Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high-end residential properties could extend distress to this borrower population.  This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of further other-than-temporary impairment charges.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions.  Liquidity pressures in 2008 and in 2009 caused a general decline in the value of corporate debt.

The CDOs held in available-for-sale securities at September 30, 2009 are the most senior tranches of each issue. The market for CDOs was inactive in 2008 and 2009, therefore, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance.  The Company attributes the $4.7 million unrealized loss on CDOs at September 30, 2009 to the illiquid credit markets.  The senior notes have collateral that exceeds the outstanding debt by approximately 35 percent.  Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

Excluding the investments which had non-credit related impairment, the Company does not consider the debt securities in the above table to be other than temporarily impaired at September 30, 2009.

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

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Commercial	$4,219,141	$4,433,755	$4,428,992
Commercial real estate mortgages	2,164,398	2,184,688	2,159,101
Residential mortgages	3,541,534	3,414,868	3,364,332
Real estate construction	999,045	1,252,034	1,313,735
Equity lines of credit	694,660	635,325	540,937
Installment	174,170	173,779	154,377
Lease financing	375,542	349,810	317,043
Total loans and leases, gross	12,168,490	12,444,259	12,278,517
Less allowance for loan and lease losses	(265,005)	(224,046)	(208,046)
Total loans and leases, net	$11,903,485	$12,220,213	$12,070,471

Total loans and leases were $12.17 billion, $12.44 billion and $12.28 billion at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  Total loans and leases at September 30, 2009 decreased 2 percent from year-end 2008 and 1 percent from September 30, 2008. Commercial loans, including lease financing, decreased by 4 percent from year-end 2008 and by 3 percent from the year-earlier quarter.  Commercial real estate mortgage loans decreased by 1 percent from year-end 2008, and were virtually unchanged from the third quarter of 2008. Residential mortgages increased by 4 percent from year-end 2008 and by 5 percent from the year earlier quarter. Real estate construction loans declined by 20 percent and 24 percent for the same periods, respectively.  Equity lines of credit increased by 9 percent from year-end 2008 and by 28 percent from the year-earlier quarter.  Leases grew by 7 percent from year-end 2008 and by 18 percent from the year-earlier quarter.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets.  The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposures.  The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months.  As of September 30, 2009, total loans for construction, land development and other land represented 55 percent of total risk-based capital; total CRE loans represented 147 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 4 percent over the last 36 months.

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

•                  A credit bureau risk score (FICO) of 660 or less; and/or

•                  Debt-to-income ratio of 50 percent or greater

The Company does not, and has not, offered a subprime loan program. All loans are judgmentally underwritten by reviewing the client’s credit history, payment capacity and collateral value.  The Company does not consider loans with the above characteristics to be subprime if strong and verifiable mitigating factors exist.  Mitigating factors include guarantees, low LTV ratios and verified liquidity.  As of September 30, 2009, the Company did not have any subprime loans in its loan portfolio based on the Company’s definition.

Asset Quality

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

At September 30, 2009, the allowance for loan and lease losses was $265.0 million, or 2.18 percent, of outstanding loans and leases, and the reserve for off-balance sheet credit commitments was $19.6 million.  The process used for determining the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following tables summarize the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the three months and nine months ended September 30, 2009 and 2008:

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the nine months ended
	September 30		September 30
(in thousands)	2009	2008	2009	2008

Loans and leases outstanding	$12,168,490	$12,278,517	$12,168,490	$12,278,517
Average amount of loans and leases outstanding	$12,339,105	$12,230,580	$12,362,714	$11,993,805
Balance of allowance for loan and lease losses, beginning of period	$256,018	$185,070	$224,046	$168,523
Loans charged-off:
Commercial	(31,664)	(4,870)	(69,078)	(12,711)
Commercial real estate mortgages	(3,372)	—	(3,372)	(552)
Residential mortgages	(698)	—	(1,880)	—
Real estate construction	(43,216)	(8,669)	(93,517)	(31,796)
Equity lines of credit	(389)	—	(1,466)	—
Installment	(985)	(122)	(3,315)	(775)
Total loans charged-off	(80,324)	(13,661)	(172,628)	(45,834)
Recoveries of loans previously charged-off:
Commercial	2,812	539	4,484	1,610
Commercial real estate mortgages	—	—	—	—
Residential mortgages	16	8	100	25
Real estate construction	565	299	628	326
Equity lines of credit	2	—	2	—
Installment	70	21	246	76
Total recoveries	3,465	867	5,460	2,037
Net loans charged-off	(76,859)	(12,794)	(167,168)	(43,797)
Provision for credit losses	85,000	35,000	205,000	87,000
Transfers to reserve for off-balance sheet credit commitments	846	770	3,127	(3,680)
Balance, end of period	$265,005	$208,046	$265,005	$208,046

Net charge-offs to average loans and leases (annualized)	(2.47)%	(0.42)%	(1.81)%	(0.49)%
Ratio of allowance for loan and lease losses to total period-end loans and leases	2.18%	1.69%	2.18%	1.69%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$20,422	$24,154	$22,703	$19,704
Provision for credit losses/transfers	(846)	(770)	(3,127)	3,680
Balance, end of period	$19,576	$23,384	$19,576	$23,384

Nonaccrual loans were $408.3 million as of September 30, 2009, an increase of 93 percent from December 31, 2008 and 171 percent from September 30, 2008.  Net charge-offs for the three months ended September 30, 2009 were $76.9 million, an increase from net charge-offs of $12.8 million from the same period last year.  Net charge-offs for the nine months ended September 30, 2009 were $167.2 million, an increase from net charge-offs of $43.8 million from the same period last year.  In accordance with the Company’s allowance for loan and lease losses methodology and in response to increased non-accrual loans and net charge-offs, the Company increased its provision for loan and lease losses to $85.0 million and $205.0 million for the three months and nine months ended September 30, 2009, respectively, compared to provision of $35.0 million and $87.0 million for the same periods last year, respectively.  The allowance for loan and lease losses increased to $265.0 million as of September 30, 2009 from $224.0 million as of December 31, 2008 and $208.0 million as of September 30, 2008.  The ratio of allowance for loan and lease losses as a percentage of total loans and leases increased to 2.18 percent at September 30, 2009 from 1.80 percent at December 31, 2008 and 1.69 percent at September 30, 2008.  While there was a significant growth in non-accrual loans and net charge-offs, the Company believes that its allowance for loan and lease losses continues to be adequate.

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

Nonaccrual Loans and OREO

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Nonaccrual loans:
Commercial	$90,744	$46,238	$26,184
Commercial real estate mortgages	60,833	8,924	5,878
Residential mortgages	12,961	3,171	266
Real estate construction	233,848	149,536	113,288
Equity lines of credit	2,507	1,921	1,380
Installment	7,373	1,352	3,890
Total	408,266	211,142	150,886
Other real estate owned	43,969	11,388	2,279
Total nonperforming assets	$452,235	$222,530	$153,165

Total nonaccrual loans as a percentage of total loans and leases	3.36%	1.70%	1.23%
Total nonperforming assets as a percentage of total loans and leases and other real estate owned	3.70	1.79	1.25
Allowance for loan and lease losses to total loans and leases	2.18	1.80	1.69
Allowance for loan and lease losses to nonaccrual loans	64.91	106.11	137.88

Loans past due 90 days or more on accrual status:
Commercial	$3,019	$—	$4,930
Commercial real estate mortgages	1,252	—	—
Residential mortgages	6,123	663	—
Other	1	—	—
Total	$10,395	$663	$4,930

Total nonperforming assets (nonaccrual loans and OREO) were $452.2 million, or 3.70 percent of total loans and OREO at September 30, 2009, compared with $222.5 million or 1.79 percent of total loans and OREO at December 31, 2008, and $153.2 million, or 1.25 percent of total loans and OREO at September 30, 2008.

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The assessment for impairment occurs when and while such loans are on nonaccrual, or when the loan has been restructured.  All non-accrual loans greater than $500,000 are considered impaired and are analyzed individually under the guidance of ASC Topic 310, Receivables.  When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral.  In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.  The Company does not maintain a reserve for impaired loans where the carrying value of the loan is less than the fair value of the collateral, reduced by costs to sell.  As a final alternative, the observable market price of the debt may be used to assess impairment.  Impaired loans of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.  If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment allowance is recognized by creating or adjusting the existing allocation of the allowance for loan and lease losses to cover the deficiency.  This analysis ensures that the non-accruing loans have been adequately reserved.

The Company’s policy is to record cash receipts on impaired loans first as reductions in principal and then as interest income.

At September 30, 2009, there were $394.8 million of impaired loans with an allowance of $61.1 million allocated to them.  The remaining $13.5 million of nonaccrual loans at September 30, 2009 are loans under $500,000 that are not individually evaluated for impairment.  On a comparable basis, at December 31, 2008, there were $204.5 million of impaired loans included in nonaccrual loans, which had an allowance of $25.6 million allocated to them.  At September 30, 2008, there were $145.4 million of impaired loans included in nonaccrual loans with an allocated allowance of $19.4 million.

The following table summarizes activity in nonaccrual loans for the three months and nine months ended September 30, 2009 and 2008:

Changes in Nonaccrual Loans

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Balance, beginning of period	$378,261	$106,177	$211,142	$75,561
Loans placed on nonaccrual	211,737	81,753	545,801	178,298
Charge-offs	(71,604)	(13,417)	(152,982)	(32,983)
Loans returned to accrual status	(4,307)	—	(15,359)	—
Repayments (including interest applied to principal)	(76,248)	(21,348)	(133,776)	(55,100)
Transfers to OREO	(29,573)	(2,279)	(46,560)	(14,890)
Balance, end of period	$408,266	$150,886	$408,266	$150,886

In addition to loans disclosed above as past due or nonaccrual, management has also identified $95.0 million of loans to 42 borrowers as of October 28, 2009, where the ability to comply with the present loan payment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loans on nonaccrual status at September 30, 2009, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. Management’s classification of loans as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or in part.

Goodwill and Intangibles

The following table summarizes the Company’s goodwill and customer-relationship intangible assets at September 30, 2009, December 31, 2008 and September 30, 2008:

(in thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Goodwill	$525,481	$493,398	$494,117
Accumulated amortization	(33,980)	(33,980)	(33,980)
Net Goodwill	$491,501	$459,418	$460,137

Customer-Relationship Intangibles
Core deposit intangibles	$47,127	$47,127	$47,127
Accumulated amortization	(38,691)	(35,728)	(34,296)
Client advisory contracts	45,476	38,662	50,070
Accumulated amortization	(12,046)	(9,442)	(10,741)
Net intangibles	$41,866	$40,619	$52,160

The Company recorded approximately $39 million of goodwill and client advisory contract intangibles in association with its acquisition of LMCG in the third quarter of 2009. Refer to Note 2, Business Combination.

Management completed an interim review of goodwill for impairment at September 30, 2009. The goodwill assessment was completed at the reporting unit level. Fair values were determined using methods consistent with current industry practices for valuing similar types of companies. A market multiple of net income was used to value the Bank reporting unit. The fair values of the wealth management affiliates were largely based on multiples of distributable revenue.  Based upon the analysis performed, the fair values of the reporting units exceeded their carrying value (including goodwill); therefore, management concluded that no impairment of goodwill existed at September 30, 2009.  Overall, the market valuations of financial services companies continued to improve during the third quarter and activity in the credit markets increased.   However, market valuations continue to be negatively impacted by continuing uncertainty over the impact of government programs and the timing and extent of an economic recovery.  As a result, management believes it will be necessary to continue to evaluate goodwill for impairment on a quarterly basis.  It is possible that a future conclusion could be reached that all or a portion of the Company’s goodwill was impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings.  Such a charge, if any, would have no impact on tangible capital and would not affect the Company’s “well-capitalized” designation.

The assessment of customer-relationship intangibles for impairment was completed at the individual asset level.  The fair value of core deposit intangibles was determined using market-based core deposit premiums from recent deposit sale transactions. The fair value of core deposit intangibles exceeded their carrying amount at September 30, 2009.  For client advisory contract intangibles recorded by the wealth management affiliates, the undiscounted projected future cash flows associated with the client contracts was compared to their carrying value to determine whether there was impairment. Management concluded that no impairment of customer-relationship intangibles existed at September 30, 2009.

Other Assets

The following table presents information on other assets:

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Accrued interest receivable	$63,102	$59,206	$62,522
Other accrued income	14,173	18,617	21,401
Deferred compensation fund assets	41,822	43,090	47,831
Stock in government agencies	54,163	54,163	56,493
Private equity and alternative investments	37,853	35,633	33,966
Mark-to-market on derivatives	64,414	69,588	23,312
Income tax receivable	43,327	—	—
Other	71,983	69,833	76,434
Total other assets	$390,837	$350,130	$321,959

Deposits

Deposits totaled $15.11 billion, $12.65 billion and $12.17 billion at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  Deposit growth has been positively impacted by the turmoil in the financial markets as depositors place an increasing emphasis on safety.  Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Core deposits represented 92 percent, 89 percent and 89 percent of total deposits at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  The Company estimates that approximately $1.6 billion of its $2.7 billion in year-to-date core deposit growth has come from new and existing clients, and that approximately $1.1 million has come from money market funds that had been held at City National Asset Management.

Average deposits totaled $14.78 billion for the third quarter of 2009, an increase of 17 percent from $12.64 billion for the fourth quarter of 2008 and an increase of 26 percent from $11.74 billion for the third quarter of 2008.  Average non-interest bearing deposits for the third quarter of 2009 increased 21 percent from the fourth quarter of 2008 and 30 percent from the year-earlier quarter.  Treasury Services deposit balances, which consists primarily of title, escrow and property management deposits, averaged $981.4 million, $810.2 million and $966.7 million for the quarters ended September 30, 2009, December 31, 2008 and September 30, 2008.  The increase in Treasury Services deposits from prior periods was due to the addition of new client relationships and stable residential real estate activity.

Borrowed Funds

Borrowed funds provide an additional source of funding for loan growth. Sources of short-term funding include federal funds purchased, securities sold under repurchase agreements, treasury tax and loan notes and FHLB borrowings.  Long-term debt includes subordinated notes issued by the Bank and senior notes issued by the Corporation.

The average balance of short-term borrowed funds decreased to $238.3 million for the third quarter of 2009 from $1.10 billion for the fourth quarter of 2008 and $2.08 billion for the third quarter of 2008.  The reduction in short-term borrowed funds is attributed to the significant growth in deposits.

On July 15, 2009, the Bank issued a $50 million unsecured subordinated note to a third party investor. The subordinated note bears a 9 percent fixed rate of interest for five years, thereafter, the rate is reset at the Bank’s option to either LIBOR plus 600 basis points or to prime plus 500 basis points.  The note matures on July 15, 2019.  On August 12, 2009, the Bank issued $130 million in subordinated notes of which $55 million were floating rate subordinated notes and $75 million were fixed rate subordinated notes.  The fixed rate subordinated notes bear a fixed interest rate of 9 percent.  The floating rate subordinated notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance and thereafter bear an interest rate equal to the three-month LIBOR rate plus 6 percent.  The rate is reset quarterly and is subject to an interest rate cap of 10 percent throughout the term of the notes.  These subordinated notes mature on August 12, 2019.  The subordinated notes qualify as Tier 2 capital for regulatory purposes.

The average balance of long-term debt for the third quarter of 2009 was $506.7 million compared with $404.8 million for the prior quarter and $390.5 million for the year-earlier quarter.

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

The Company had off-balance sheet credit commitments aggregating $4.98 billion at September 30, 2009, compared with $5.34 billion and $5.69 billion at December 31, 2008 and September 30, 2008, respectively.  Substantially all of the Company’s loan commitments are on a variable rate basis and consist of commercial and real estate loan commitments. In addition, the Company had $597.9 million outstanding in bankers’ acceptances and letters of credit of which $585.6 million relate to standby letters of credit at September 30, 2009.  At December 31, 2008, the Company had $660.8 million in outstanding bankers’ acceptances and letters of credit of which $647.6 million relate to standby letters of credit.  At September 30, 2008, the Company had $688.7 million in outstanding bankers’ acceptances and letters of credit of which $674.6 million relate to standby letters of credit.

As of September 30, 2009, the Company had private equity fund, alternative investment fund and other commitments of $68.7 million, of which $50.0 million was funded.  As of December 31, 2008 and September 30, 2008, the Company had private equity and alternative investment fund commitments of $63.7 million and $60.7 million, respectively, of which $40.9 million and $34.6 million was funded.  In addition, the Company had unfunded affordable housing fund commitments of $17.4 million, $21.2 million, and $21.8 million as of September 30, 2009, December 31, 2008, and September 30, 2008, respectively.

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term guarantee.  The maximum liability under the guarantee is $23 million, but the Company does not expect to make any payments under the terms of this guarantee.

Fair Value Measurements

Under ASC 820, Fair Value Measurements and Disclosures, fair value for financial reporting purposes is the price that would be received to sell an asset or paid to transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date).  Fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact.

For each asset and liability required to be reported at fair value, management has identified the unit of account and valuation premise to be applied for purposes of measuring fair value.  The unit of account is the level at which an asset or liability is aggregated or disaggregated. .The valuation premise is a concept that determines whether an asset is measured on a standalone basis or in combination with other assets.  The Company measures its assets and liabilities on a standalone basis then aggregates assets and liabilities with similar characteristics for disclosure purposes.

Fair Value Hierarchy

Management employs market standard valuation techniques in determining the fair value of assets and liabilities.  Inputs used in valuation techniques are based on assumptions that market participants would use in pricing an asset or liability.  The inputs used in valuation techniques are prioritized as follows:

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

At September 30, 2009, $3.76 billion, or approximately 20.5 percent, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs.  Less than 0.25 percent of total assets were measured using Level 3 inputs.  At September 30, 2009, $19.3 million of the Company’s total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.

At September 30, 2009, $262.4 million, or 1.4 percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis. Assets measured on a nonrecurring basis include impaired loans, other real estate owned, and assets that are periodically evaluated for impairment which include goodwill, customer-relationship intangibles and private equity investments. These assets, excluding private equity investments, were measured using Level 2 inputs based on market-based information. No intangible assets were measured at fair value at September 30, 2009. Private equity investments were measured using Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at September 30, 2009.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at September 30, 2009, December 31, 2008 and September 30, 2008.

	Regulatory Well-Capitalized Standards		September 30, 2009	December 31, 2008	September 30, 2008
City National Corporation
Tier 1 leverage	N/A	%	9.66%	10.44%	8.01%
Tier 1 risk-based capital	6.00		12.31	11.71	9.13
Total risk-based capital	10.00		15.11	13.40	11.04
Tangible common shareholders equity to tangible assets (1)	N/A		7.10	6.99	7.02
Tier 1 common shareholders' equity to risk-based assets (2)	N/A		9.22	8.38	8.52

City National Bank
Tier 1 leverage	5.00%		8.25%	7.87%	7.87%
Tier 1 risk-based capital	6.00		10.51	8.81	8.98
Total risk-based capital	10.00		13.32	10.50	10.90

(1)

Tangible common shareholders' equity to tangible assets is a non-GAAP financial measure that represents common shareholders' equity less identifiable intangible assets and goodwill divided by total assets less identifiable assets and goodwill. Management reviews tangible common shareholders' equity to tangible assets in evaluating the Company's capital levels and has included this ratio in response to market participant interest in tangible common shareholders' equity as a measure of capital. See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

(2)

Tier 1 common shareholders' equity to risk-based assets is calculated by dividing (a) Tier 1 capital less non-common components including qualifying perpetual preferred stock, qualifying noncontrolling interest in subsidiaries and qualifying trust preferred securities by (b) risk-weighted assets. Tier 1 capital and risk-weighted assets are calculated in accordance with applicable bank regulatory guidelines. This ratio is a non-GAAP measure that is used by investors, analysts and bank regulatory agencies, including the Federal Reserve in the Supervisory Capital Assessment Program, to assess the capital position of financial services companies. Management reviews this measure in evaluating the Company's capital levels and has included this measure in response to market participant interest in the Tier 1 common shareholders' equity to risk based assets ratio. See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Common shareholders' equity	$1,802,050	$1,614,904	$1,622,381
Less: Goodwill and other intangible assets	(533,367)	(500,037)	(512,297)
Tangible common shareholders' equity (A)	$1,268,683	$1,114,867	$1,110,084

Total assets	$18,400,604	$16,455,515	$16,330,868
Less: Goodwill and other intangible assets	(533,367)	(500,037)	(512,297)
Tangible assets (B)	$17,867,237	$15,955,478	$15,818,571

Tangible common shareholders' equity to tangible assets (A)/(B)	7.10%	6.99%	7.02%

Tier 1 capital	1,682,155	1,588,254	1,193,772
Less: Preferred stock	(391,593)	(390,089)	—
Less: Noncontrolling interest	(24,748)	(24,839)	(24,861)
Less: Trust preferred securities	(5,155)	(5,155)	(5,155)
Tier 1 common shareholders' equity (C)	$1,260,659	$1,168,171	$1,163,756

Risk-weighted assets (D)	$13,669,051	$13,943,007	$13,653,226

Tier 1 common shareholders' equity to risk-based assets (C)/(D)	9.22%	8.38%	8.52%

Tier 1 capital ratios at September 30, 2009 and December 31, 2008 include preferred stock issued in the fourth quarter of 2008 under the Treasury’s TARP Capital Purchase Program.  All periods presented include $25.4 million of preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in Noncontrolling interest in the consolidated balance sheets, and $5.2 million of trust preferred securities issued by an unconsolidated capital trust subsidiary of the holding company.

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

The ratio of total equity to period-end assets as of September 30, 2009 was 12.06 percent, compared to 12.34 percent at December 31, 2008 and was 10.09 percent as of September 30, 2008.

The accumulated other comprehensive income, primarily related to available-for-sale securities and interest rate swaps, was $24.3 million at September 30, 2009 compared with a loss of $48.0 million at December 31, 2008 and a loss of $38.1 million at September 30, 2008.

There were no purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act of 1934 during the three-month period ended September 30, 2009.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits.  As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk.  The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. The model projects net interest income assuming no changes in loans or deposit mix as it stood at September 30, 2009.  Interest rate scenarios include stable rates and 100 and 200 basis point parallel shifts in the yield curve occurring gradually over a twelve-month period.  Loan yields and deposit rates change over the twelve-month horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

During the first nine months of 2009, the Company maintained a neutral to moderately asset-sensitive interest rate position.  As of September 30, 2009, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields but are expected to lower interest expense somewhat thus improving net interest margin slightly.  This compares to a decrease in projected net interest income of 0.5 percent with a 100 basis point decline and 1.3 percent with a 200 basis point decline at September 30, 2008. At September 30, 2009, a gradual 100 basis point parallel increase in the yield curve over the next 12 months would result in an increase in projected net interest income of approximately 2.4 percent while a 200 basis point increase would increase projected net interest income by approximately 5.0 percent.  This compares to an increase in projected net interest income of 0.3 percent with a 100 basis point increase and 0.6 percent with a 200 basis point increase at September 30, 2008.  Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in non-rate sensitive deposits, reducing reliance on other rate-sensitive funding sources. The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

Market Value of Portfolio Equity: The market value of portfolio equity (“MVPE”) model is used to evaluate the vulnerability of the market value of shareholders’ equity to changes in interest rates.  The model indicates that the MVPE is somewhat vulnerable to a sudden and substantial increase in interest rates.  As of September 30, 2009, a 200-basis-point increase in interest rates results in a 3.6 percent decline in MVPE.  This compares to a 3.9 percent decline for the year-earlier quarter.  The lower sensitivity is due to changes in the deposit mix and a slight decrease in the duration gap between earning assets and interest-bearing liabilities. Measurement of a 200 basis point decrease in rates as of September 30, 2009 is not meaningful due to the current low rate environment.  As of September 30, 2008, the MVPE would have improved by 2.7 percent if rates decreased by 200 basis points.

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	September 30, 2009				December 31, 2008				September 30, 2008
(in millions)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)
Fair Value
Interest Rate Swap
Certificates of deposit	$20.0	$1.4		1.1	$20.0	$1.4		1.9	$20.0	$1.1		2.0
Long-term and subordinated debt	362.4	30.9		2.5	370.9	34.7		3.3	370.9	13.5		3.5
Total fair value hedge swaps	382.4	32.3		2.4	390.9	36.1		3.2	390.9	14.6		3.4
Cash Flow Hedge
Interest Rate Swap
US Dollar LIBOR based loans	200.0	8.6		1.1	200.0	8.4		1.8	200.0	3.9		2.0
Prime based loans	125.0	2.8		0.6	125.0	3.7		1.3	125.0	1.1		1.5
Total cash flow hedge swaps	325.0	11.4		0.9	325.0	12.1		1.6	325.0	5.0		1.8
Fair Value and Cash Flow Hedge
Interest Rate Swaps	$707.4	$43.7	(1)	1.7	$715.9	$48.2	(1)	2.5	$715.9	$19.6	(1)	2.7

(1)  Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset, mark-to-market liability (if applicable) and net interest receivable or payable.

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank.  Additionally, certain of the Company’s swap agreements contain credit-risk-related contingent features.  For agreements that contain credit-risk features, the amount of collateral required to be delivered or received is impacted by the credit ratings of the Company and its counterparties.  At September 30, 2009, the Company had no swap contracts that contain credit-risk contingent features in a net liability position.

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $9.1 million of credit risk exposure at September 30, 2009 and $7.2 million as of September 30, 2008. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received.  The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. At September 30, 2009, collateral valued at $16.6 million had been received from swap counterparties. At September 30, 2008, collateral valued at $10.7 million had been received from counterparties.

The Company also offers various derivative products to clients and enters into derivative transactions in due course.  These derivative contracts are offset by paired trades with unrelated third parties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting.  The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets.  The credit component of the fair value of these derivative contracts is calculated using an internal model.  At September 30, 2009 and 2008, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $1.11 billion and $472.6 million, respectively.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter that has materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made forward-looking statements in this document about the Company, for which the Company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook.  These forward-looking statements are subject to risks and uncertainties.  A number of factors, some of which are beyond the company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements.  These factors include (1) continuation or worsening of current recessionary conditions (2) continued volatility and disruption in the functioning of financial markets, including the capital and credit markets, (3) significant changes in banking laws or regulations, including without limitation, broad-based restructuring of financial industry regulation and as a result of the Emergency Economic Stabilization Act and the creation of and possible amendments to the Troubled Asset Relief Program (TARP), and rules and regulations issued thereunder, including the TARP Standards for Compensation and Corporate Governance, (4) the ongoing budget crisis in the State of California, (5) continued weakness in the real estate market, including the markets for commercial and residential real estate, which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense, (6) continued volatility in equity, fixed income and other market valuations, (7) changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments, (8) changes in the interest rate environment and market liquidity which may reduce interest margins and impact funding sources, (9) increased competition in the company’s markets, (10) changes in the financial performance and/or condition of the company’s borrowers, including changes in levels of unemployment, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness, (11) a substantial and permanent loss of either client accounts and/or assets under management at the company’s investment advisory affiliates or its wealth management division, (12) changes in consumer spending, borrowing and savings habits, (13) soundness of other financial institutions which could adversely affect the company, (14) increases and required prepayments in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes, (15) protracted labor disputes in the company’s markets, (16) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (17) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (18) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (19) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (20) the success of the company at managing the risks involved in the foregoing.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook.  These forward-looking statements are subject to risks and uncertainties.  A number of factors, some of which are beyond the company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements.  These factors include (1) continuation or worsening of current recessionary conditions (2) continued volatility and disruption in the functioning of financial markets, including the capital and credit markets, (3) significant changes in banking laws or regulations, including without limitation, broad-based restructuring of financial industry regulation and as a result of the Emergency Economic Stabilization Act and the creation of and possible amendments to the Troubled Asset Relief Program (TARP), and rules and regulations issued thereunder, including the TARP Standards for Compensation and Corporate Governance, (4) the ongoing budget crisis in the State of California, (5) continued weakness in the real estate market, including the markets for commercial and residential real estate, which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense, (6) continued volatility in equity, fixed income and other market valuations, (7) changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments, and other similar financial instruments, (8) changes in the interest rate environment and market liquidity which may reduce interest margins and impact funding sources, (9) increased competition in the company’s markets, (10) changes in the financial performance and/or condition of the company’s borrowers, including changes in levels of unemployment, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness, (11) a substantial and permanent loss of either client accounts and/or assets under management at the company’s investment advisory affiliates or its wealth management division, (12) changes in consumer spending, borrowing and savings habits, (13) soundness of other financial institutions which could adversely affect the company, (14) increases and required prepayments in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes, (15) protracted labor disputes in the company’s markets, (16) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (17) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (18) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (19) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (20) the success of the company at managing the risks involved in the foregoing.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended September 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 6.

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

CITY NATIONAL CORPORATION
(Registrant)

DATE: November 6, 2009	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)