Form 10-K
period 2009-12-31
CITY NATIONAL CORP
filed 2010-03-01
CIK 201461

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-10521

CITY NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-2568550 (I.R.S. Employer Identification No.)
City National Plaza 555 South Flower Street, Los Angeles, California, 90071 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code (213) 673-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange

No securities are registered pursuant to Section 12(g) of the Act

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2009, the aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates of the registrant was approximately $1,599,420,719 based on the June 30, 2009 closing sale price of Common Stock of $36.83 per share as reported on the New York Stock Exchange.

         As of January 29, 2010, there were 51,569,429 shares of Common Stock outstanding.

Documents Incorporated by Reference

         The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of City National Corporation's definitive proxy statement for the 2010 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART I

Item 1.    Business

General

        City National Corporation (the "Corporation"), a Delaware corporation organized in 1968, is a bank holding company and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act"). The Corporation provides a wide range of banking, investing and trust services to its clients through its wholly-owned banking subsidiary, City National Bank (the "Bank" and together with the Corporation, its subsidiaries and its asset management affiliates the "Company"). The Bank, which has conducted business since 1954, is a national banking association headquartered in Los Angeles, California and operating through 72 offices, including 16 full-service regional centers, in Southern California, the San Francisco Bay area, Nevada and New York City. In July 2009, the Company announced that City National Plaza in downtown Los Angeles was designated as the headquarters for both the Corporation and the Bank. Its previous headquarters was in Beverly Hills, California. As of December 31, 2009, the Corporation had seven consolidated asset management affiliates in which it held a majority ownership interest and a noncontrolling interest in two other asset management firms. At December 31, 2009, the Company had consolidated total assets of $21.08 billion, loan balances of $14.00 billion, and assets under management or administration (excluding the two unconsolidated asset managers) of $55.12 billion. The Company focuses on providing affluent individuals and entrepreneurs, their businesses and their families with complete financial solutions. The organization's mission is to provide this banking and financial experience through an uncommon dedication to extraordinary service, proactive advice and total financial solutions.

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

        On May 1, 2007, the Corporation completed the acquisition of Lydian Wealth Management in an all-cash transaction. The wealth and investment advisory firm is headquartered in Rockville, Maryland and manages or advises on client assets totaling $13.53 billion as of December 31, 2009. Lydian Wealth Management changed its name to Convergent Wealth Advisors ("Convergent Wealth") and became a subsidiary of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.

        On July 21, 2009, the Company acquired an approximate 57 percent majority interest in Lee Munder Capital Group, LLC ("LMCG"), a Boston-based investment firm that manages assets for corporations, pensions, endowments and affluent households. LMCG had approximately $3.4 billion of assets under management at the date of acquisition. LMCG was merged with Independence Investments, a Boston-based institutional asset management firm in which the Company held a majority interest. The combined entity is the Company's primary institutional asset management affiliate, with more than $4 billion of assets under management at acquisition date. It is operated under the Lee Munder Capital Group name and as an affiliate of Convergent Capital Management LLC.

        On December 18, 2009, the Company acquired the banking operations of Imperial Capital Bank ("ICB") in a purchase and assumption agreement with the Federal Deposit Insurance Corporation ("FDIC"). Excluding the effects of acquisition accounting adjustments, the Company acquired approximately $3.26 billion in assets, $2.38 billion in loans and $2.08 billion in deposits. In connection with the acquisition, the Company entered into a loss sharing agreement with the FDIC with respect to acquired loans ("covered loans") and other real estate owned ("covered other real estate owned" or "covered OREO") (collectively, "covered assets").

        Refer to the "Management's Discussion and Analysis" section of this report for further details regarding these acquisitions.

        On November 21, 2008, the Corporation entered into a letter agreement with the United States Department of the Treasury ("Treasury") pursuant to which the Corporation agreed to issue and sell 400,000 shares of the Corporation's Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share ("Series B Preferred Stock") and a warrant to purchase 1,128,668 shares of the Corporation's common stock, par value $1.00 per share, at an exercise price of $53.16 per share, for an aggregate purchase price of $400 million in cash. On December 30, 2009, the Corporation repurchased $200 million or 200,000 shares of the Series B Preferred Stock that it had originally sold to Treasury. Subject to regulatory approval, in 2010, the Corporation intends to repurchase the remaining $200 million of Series B Preferred Stock sold to Treasury. See below under "Supervision and Regulation" and "Management's Discussion and Analysis" for further details regarding this investment.

        The Company has three reportable segments, Commercial and Private Banking, Wealth Management, and Other. All investment advisory affiliates and the Bank's Wealth Management Services are included in the Wealth Management segment. All other subsidiaries, the unallocated portion of corporate departments and inter-segment eliminations are included in the Other segment. Information about the Company's segments is provided in Note 22 of the Notes to Consolidated Financial Statements beginning on page A-72 of this report as well as in the "Management's Discussion and Analysis" beginning on page 38 of this report. In addition, the following information is provided to assist the reader in understanding the Company's business segments:

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

        At December 31, 2009, the Company had 3,017 full-time equivalent employees (including ICB employees).

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

Economic Conditions, Government Policies, Legislation, and Regulation

        The Company's earnings and profitability, like most financial institutions, are highly sensitive to general business and economic conditions. These conditions include the yield curve, inflation, available money supply, the value of the U.S. dollar as compared to foreign currencies, fluctuations in both debt and equity markets, and the strength of the U.S. economy and the local economies in which we conduct business. The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the States of California, Nevada, and New York and in the United States as a whole. The Company is subject to the effects of the economic downturn which has affected the market in the last year. Since mid-2007 and through the first quarter of 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to nearly all asset classes, including mortgages and real estate asset classes, leveraged bank loans and equities. A continued decline in commercial real estate and home values in the Company's markets could have a further negative effect on the results of operations.

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

        On November 21, 2008, as part of the Troubled Asset Relief Program's ("TARP") Capital Purchase Program ("CPP"), the Corporation entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "Purchase Agreement") with Treasury, pursuant to which the Corporation sold (i) 400,000 shares of the Corporation's Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") and (ii) a warrant (the "Warrant") to purchase 1,128,668 shares of the

Corporation's common stock (the "Common Stock"), par value $1.00 per share, at an exercise price of $53.16 per share, for an aggregate purchase price of $400 million in cash. On December 30, 2009, the Corporation repurchased $200 million or 200,000 shares of the Series B Preferred Stock that it had originally sold to Treasury. Subject to regulatory approval, in 2010, the Corporation intends to repurchase the remaining $200 million of Series B Preferred Stock sold to Treasury. Treasury has certain supervisory and oversight duties and responsibilities under the Emergency Economic Stabilization Act of 2008 ("EESA") and the CPP and pursuant to the Purchase Agreement, Treasury is empowered to unilaterally amend any provision of the Purchase Agreement to the extent required to comply with any changes in applicable federal statutes. The Special Inspector General for the TARP was established pursuant to EESA and has the duty, among other things, to conduct, supervise, and coordinate audits and investigations of the purchase, management and sale of assets by the Treasury under TARP and the CPP, including the shares of non-voting preferred shares purchased from the Corporation. See below under Legislative and Regulatory Initiatives to Address Financial and Economic Crisis.

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

        In October 2008, EESA was enacted. EESA authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies under TARP. The purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Treasury allocated $250 billion towards the TARP's CPP. Under the CPP, Treasury purchased debt or equity securities from participating institutions. The TARP also included direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The American Recovery and Reinvestment Act of 2009 ("ARRA"), enacted on February 17, 2009, further modified TARP and the CPP and imposed additional compensation restrictions and corporate governance standards on companies participating in the TARP CPP, including pursuant to the TARP Standards Compensation and Corporate Governance issued effective June 15, 2009 ("TARP Standards"). The TARP Standards limit the payment or accrual of any bonus, incentive compensation, or retention award to certain covered employees subject to specified exclusions. The TARP Standards also include limits on compensation that exclude incentives to take unnecessary and excessive risks that threaten the value of the participant while any assistance remains outstanding and provision for recovery by the participant of any bonus, retention award or incentive compensation paid to any senior executive officer and up to the 20 next mostly highly compensated employees of the participant based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate. The board of directors of any TARP participant must adopt policies on excessive or luxury expenditures, as identified by the Secretary. TARP participants are required to annually allow shareholders to have a separate non-binding vote on executive compensation while a TARP investment is outstanding. These TARP restrictions in ARRA continue to apply to the Company until it repays its remaining TARP preferred shares.

        On November 21, 2008, as part of the TARP CPP, the Corporation entered into the Purchase Agreement with Treasury, pursuant to which the Corporation sold the Series B Preferred Stock and the Warrant to purchase 1,128,668 shares of the Common Stock for an aggregate purchase price of $400 million in cash. The Series B Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The effective pre-tax cost to the Company for participating in the TARP CPP is approximately 9.5 percent, consisting of 8.6 percent for dividends and 0.9 percent for the accretion on preferred stock, and is based on the statutory tax rate. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock. On December 30, 2009, the Company repurchased $200 million, or 50 percent, of the TARP preferred shares that it had sold to Treasury. The Company intends to repurchase the remaining $200 million of TARP preferred shares in 2010, subject to regulatory approval. Under ARRA, Treasury, after consultation with the appropriate federal banking agency shall permit any recipient of funds under the TARP to repay such funds without regard to the source of the funds or any waiting period and when such assistance has been repaid, the Secretary shall liquidate any associated warrants at the current market value.

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

        Federal law limits the ability of the Bank to extend credit to the Corporation or its other affiliates, to invest in stock or other securities thereof, to take such securities as collateral for loans, and to purchase assets from the Corporation or other affiliates. These restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Corporation or to or in any other affiliate are limited individually to 10 percent of the Bank's capital stock and surplus and in the aggregate to 20 percent of the Bank's capital stock and surplus. See Note 20 of Notes to Consolidated Financial Statements on page A-68 of this report.

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

        At December 31, 2009, the Corporation and the Bank each exceeded the required risk-based capital ratios for classification as "well capitalized" as well as the required minimum leverage ratios. See "Management's Discussion and Analysis—Balance Sheet Analysis—Capital" on page 95 of this report.

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

Premiums for Deposit Insurance

        The Bank's deposits are insured to applicable limits by the FDIC. The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until June 30, 2010 (the "Transaction Account Guarantee Program") and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009 that matures prior to December 31, 2012 (the "Debt Guarantee Program"). The Bank participates in the Transaction Account Guarantee Program and did not participate in the Debt Guarantee Program. Under the Transaction Account Guarantee Program, the Bank paid a 10 basis point fee (annualized) on the balance of each covered account in excess of $250,000 through December 31, 2009, and for 2010 will be paying an increased fee of 15 basis points.

        The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution's weighted ranking in one of four risk categories based on their examination ratings, capital ratios, asset quality ratios and long-term debt issuer rating. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution's individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28, and 43 basis points, respectively.

        Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. The FDIC determined that the reserve ratio was 1.01% as of June 30, 2008. In accordance with the Reform Act, as amended by the Helping Families Save Their Home Act of 2009, the FDIC has established and implemented a plan to restore the reserve ratio to 1.15% within eight years.

        For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35, and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32, and 45 basis points, respectively. An institution's assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III, and IV whose ratio of brokered deposits to deposits exceeds 10% of assets. Reciprocal deposit arrangements like Certificate of Deposit Account Registry Service (CDARS) were treated as brokered deposits for Risk Category II, III, and IV institutions but not for institutions in Risk Category I. An institution's base assessment rate would also be increased if an institution's ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16, and 22.5 basis points, respectively, provided that the adjustment may not increase an institution's base assessment rate by more than 50%.

        The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and reserved the right to impose additional special assessments. In lieu of further special assessments, on November 12, 2009 the FDIC approved a final rule to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating future assessments, an institution would assume 5% annual growth in the assessment base and a three basis point increase in the current assessment rate for 2011 and 2012. The prepaid assessment would be applied against the actual assessment until exhausted. Any funds remaining after June 30, 2013 would be returned to the institution. If the prepayment would impair an institution's liquidity or otherwise create significant hardship, it could apply for an exemption.

        In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0106% of insured deposits on an annualized basis for fiscal year 2009. These assessments will continue until the FICO bonds mature in 2017.

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

Community Reinvestment Act

        Under the Community Reinvestment Act of 1977 ("CRA"), the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities and to take that record into account in its evaluation of certain applications by such institution, such as applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions or engage in certain activities pursuant to the GLB Act. An unsatisfactory rating may be the basis for denying the application. Based on its most recent examination report from July 2009, the Bank received an overall rating of "satisfactory." In arriving at the overall rating, the OCC rated the Bank's performance levels under CRA with respect to lending (high satisfactory), investment (outstanding) and service (high satisfactory).

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

Executive Officers of the Registrant

        Shown below are the names and ages of all executive officers of the Corporation and officers of the Bank who are deemed to be executive officers of the Corporation as of February 1, 2010, with indication of all positions and offices with the Corporation and the Bank.

Name	Age	Present principal occupation and principal occupation during the past five years
Russell Goldsmith (1)	59	President, City National Corporation since May 2005; Chief Executive Officer, City National Corporation and Chairman of the Board and Chief Executive Officer, City National Bank since October 1995; Vice Chairman of City National Corporation October 1995 to May 2005.
Bram Goldsmith	86	Chairman of the Board, City National Corporation
Christopher J. Carey	55	Executive Vice President and Chief Financial Officer, City National Corporation and City National Bank since July 2004.
Christopher J. Warmuth	56	Executive Vice President, City National Corporation and President, City National Bank since May 2005; Executive Vice President and Chief Credit Officer, City National Bank June 2002 to May 2005.
Michael B. Cahill	56	Executive Vice President, Corporate Secretary and General Counsel, City National Bank and City National Corporation since June 2001; Manager, Legal and Compliance Division since 2005.
Brian Fitzmaurice	49

Executive Vice President and Chief Credit Officer, City National Bank since February 2006; Senior Risk Manager, Citibank West, FSB successor to California Federal Bank, FSB, November 2002 to February 2006.

Richard Gershen	55

Executive Vice President, Wealth Management Services, City National Bank since February 2009; Executive Managing Director, Business Management and Strategy, Evergreen Investments, a division of Wachovia, April 2000 to February 2009.

Olga Tsokova	36

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

        The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for its annual shareholder meetings, as well as any amendment to those reports, available free of charge through the Investor Relations page of its web site as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. More information about the Company can be obtained by reviewing the Company's SEC filings on its web site. Information about the Corporation's Board of Directors (the "Board") and its committees and the Company's corporate governance policies and practices is available on the Corporate Governance section of the Investor Relations page of the Company's web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Corporation. Materials filed with the SEC are also available at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300.

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

        In December 2007, the United States entered into a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. There can be no assurance when these conditions will improve. The resulting economic pressure on consumers and lack of confidence in the financial market could adversely affect our business, financial condition and results of operations.

        The Corporation's financial performance generally, and the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Corporation operates and in the United States as a whole. Declines in home values in the Company's markets in California, Nevada and New York, has adversely impacted results of operations. A continued decline in home values in the

Company's markets could have a further negative effect on results of operations, and a significant decline in home values would likely lead to increased delinquencies and credit quality issues in the Company's residential mortgage loan portfolio and home-equity loan portfolio. In addition, economic conditions coupled with increased unemployment and decreased consumer spending could have a further negative effect on results of the Company's operations through higher credit losses in the commercial loan, commercial real estate loan and commercial real estate construction loan portfolios.

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

        Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The Federal government has intervened on an unprecedented scale by enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits.

        These programs have subjected participating financial institutions to additional restrictions, oversight and costs. In addition, new proposals for legislation continue to be introduced in Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, financial product offerings and disclosures, and the impact of bankruptcy proceedings on consumer residential real estate mortgages, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

        On June 17, 2009, the Treasury Department released a white paper entitled "Financial Regulatory Reform—A New Foundation: Rebuilding Financial Regulation and Supervision," which outlined the Obama administration's plan to make extensive and wide ranging reforms to the financial regulatory system. The plan contains proposals to, among other things, (i) create a new financial regulatory agency called the Consumer Financial Protection Agency, (ii) eliminate the federal thrift charter and create a new national bank supervisor, (iii) dispose of the interstate branching framework of the Riegle-Neal Act by giving national and state-chartered banks the unrestricted ability to branch across state lines, (iv) establish strengthened capital and prudential standards for banks and bank holding companies,

(v) increase supervision and regulation of large financial firms, and (vi) create an Office of National Insurance within the Treasury Department.

        We cannot predict the substance or impact of any change in regulation, whether by regulators or as a result of legislation, or in the way such statutory or regulatory requirements are interpreted or enforced. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business practices, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

        Increases in FDIC insurance assessments may have a material adverse effect on our earnings.    During 2008 and continuing into 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted its deposit insurance fund. In addition, the recent temporary increase in insurance coverage for deposit accounts from $100,000 to $250,000, with certain non-interest bearing transactional accounts being fully insured, have placed additional stress on the FDIC's deposit insurance fund. In 2009 the FDIC increased the amount of the insurance assessments that we will have to pay on our insured deposits and required us to prepay on December 30, 2009 our estimated quarterly risk-based assessments for 2010, 2011 and 2012. Our total prepaid assessments were determined to be $85.1 million, which according to the rule would be recorded as a prepaid expense (asset) as of December 30, 2009. These prepaid assessments would be amortized and recognized as an expense over the following three years. We are generally unable to control the amount of assessments that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, or if our risk rating deteriorates for purposes of determining the level of our FDIC insurance assessments, we may be required to pay even higher FDIC insurance assessments than the recently increased levels. Any future increases in FDIC insurance assessments may materially adversely affect our results of operations. See "Supervision and Regulation—Premiums for Deposit Insurance."

        Changes in interest rates affect our profitability.    We derive our income mainly from the difference or "spread" between the interest we earn on loans, securities, and other interest-earning assets, and interest we pay on deposits, borrowings, and other interest-bearing liabilities. In general, the wider this spread, the more we earn. When market rates of interest change, the interest we earn on our assets and the interest we pay on our liabilities fluctuate. This causes our spread to increase or decrease and affects our net interest income. Although we actively manage our asset and liability positions, we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this "gap" would work against us, and our earnings may be negatively affected. In addition, interest rates affect how much money we lend, and changes in interest rates may negatively affect deposit growth.

        Our results may be adversely affected if we continue to suffer higher than expected losses on our loans due to a slow economy, real estate cycles or other economic events which could require us to increase our allowance for loan and lease losses.    We assume credit risk from the possibility that we will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. We try to minimize and monitor this risk by adopting and implementing what we believe are effective underwriting and credit policies and procedures, including how we establish and review the allowance for loan and lease losses. We assess the likelihood of nonperformance, track loan performance, and diversify our credit portfolio. Those policies and procedures may still not prevent unexpected losses that could adversely affect our results. The Company continually monitors changes in the economy, particularly housing prices and unemployment rates. There are inherent risks in our lending activities, including flat or volatile interest rates and changes in the economic conditions in the markets in which we operate. Continuing weak economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing those loans. If the value of real estate in the Company's market declines materially, a significant portion of the loan portfolio could become under-collateralized which could have a further negative effect on results of operations. We monitor the value of collateral, such as real estate, for loans made by us. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company's control, may require an increase in the allowance for loan and lease losses. See the section captioned "Loan Portfolio" and "Asset Quality" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our loan portfolio and our process for determining the appropriate level of the allowance for possible loan losses.

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

        We also face intense competition for talent. Our success depends, in large part, on our ability to hire and retain key people. Competition for the best people in most businesses in which we engage can be intense. If we are unable to attract and retain talented people, our business could suffer. Rules and regulations issued under the TARP CPP including the TARP Standards for Compensation and Corporate Governance impose restrictions on executive compensation which could have an adverse effect on our ability to hire or retain our talent.

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

Item 1B—Unresolved Staff Comments

        The Company has no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2009 fiscal year and that remain unresolved.

Item 2.    Properties

        The Bank leases approximately 391,000 rentable square feet of commercial office space in downtown Los Angeles in the office tower located at 555 S. Flower Street ("City National Plaza"). City National Plaza serves as both the Corporation's and the Bank's headquarters. In addition, City National Plaza houses the Company's Downtown Los Angeles Regional Center, offering extensive private and business banking and wealth management capabilities.

        As of December 31, 2009, the Bank owned five banking office properties in Beverly Hills, Riverside and Sun Valley, California and in Cheyenne and Carson Valley, Nevada. In addition to the properties owned, the Company maintained operations in 72 banking offices and certain other properties, including 8 banking offices acquired on December 18, 2009 when the Bank acquired the operations of ICB in a purchase and assumption agreement with the FDIC.

        The non-owned banking offices and other properties are leased by the Bank. Total annual rental payments (exclusive of operating charges and real property taxes) are approximately $29 million, with lease expiration dates for office facilities ranging from 2010 to 2022, exclusive of renewal options.

        The wealth management affiliates lease a total of 16 offices (excluding offices that are being subleased). Total annual rental payments (exclusive of operating charges and real property taxes) for all affiliates are approximately $6 million.

Item 3.    Legal Proceedings

        The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, does not believe that the outcome of such lawsuits will have a material adverse effect upon the Company.

        The Corporation is not aware of any material proceedings to which any director, officer, or affiliate of the Corporation, any owner of record or beneficially of more than 5 percent of the voting securities of the Corporation as of December 31, 2009, or any associate of any such director, officer, affiliate of the Corporation, or security holder is a party adverse to the Corporation or any of its subsidiaries or has a material interest adverse to the Corporation or any of its subsidiaries.

Item 4.    Reserved

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

Quarter Ended	High	Low	Dividends Declared
2009
March 31	$47.76	$22.83	$0.25
June 30	44.14	31.87	0.10
September 30	43.80	33.13	0.10
December 31	47.32	36.59	0.10
2008
March 31	$60.00	$48.57	$0.48
June 30	51.75	40.98	0.48
September 30	65.35	37.60	0.48
December 31	57.56	34.97	0.48

        As of January 29, 2010, the closing price of the Corporation's stock on the New York Stock Exchange was $49.39 per share. As of that date, there were approximately 2,031 holders of record of the Corporation's common stock. On January 28, 2010, the Board of Directors authorized a regular quarterly cash dividend on its common stock at a rate of $0.10 per share payable on February 24, 2010 to all shareholders of record on February 10, 2010.

        For a discussion of dividend restrictions on the Corporation's common stock, see Note 20 of the Notes to Consolidated Financial Statements on page A-68 of this report.

        On January 24, 2008, the Company's Board of Directors authorized the Corporation to repurchase 1 million additional shares of the Corporation's stock following the completion of its previously approved initiative. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Corporation has repurchased all shares authorized for repurchase thereunder. There were 1,140,400 shares remaining to be purchased as of December 31, 2008. There were no issuer repurchases of the Corporation's common stock in the fourth quarter of the year ended December 31, 2009. As of December 31, 2009, there were 1,140,400 shares remaining to be purchased. The Corporation received no shares in payment for the exercise price of stock options.

Item 6.    Selected Financial Data

        The information required by this item appears on page 37 under the caption "Selected Financial Information," and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item appears on pages 38 through 97, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information required by this item appears on pages 64 through 69, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item appears on page 99 under the captions "2009 Quarterly Operating Results" and "2008 Quarterly Operating Results," and on page A-4 through A-79 and is incorporated herein by reference.

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

        The additional information required by this item will appear in the Corporation's definitive proxy statement for the 2010 Annual Meeting of Stockholders (the "2010 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2010 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 11.    Executive Compensation

        The information required by this item will appear in the 2010 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2010 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table summarizes information, as of December 31, 2009, relating to equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	4,850,396	(1)(2)	$50.26	(2)	2,246,683	(3)
Equity compensation plans not approved by security holders	621,045		$45.44		—

Total	5,471,441	(2)	$49.64	(2)	2,246,683	(3)

(1)
Includes 382 shares assumed in the acquisition of Business Bank Corporation ("BBC") with a weighted-average exercise price of $38.72. BBC shareholders had approved these stock option plans.

(2)
Includes 609,830 shares of outstanding restricted stock and restricted stock units. The weighted-average exercise price does not take into account awards that have no exercise price such as restricted stock and restricted stock units.

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

        Other information required by this item will appear in the 2010 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2010 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item will appear in the 2010 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2010 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period. Also see Note 7 to Notes to Consolidated Financial Statements on page A-37 of this report.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will appear in the 2010 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2010 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

1.	Financial Statements:
	Management's Report on Internal Control Over Financial Reporting	A-1
	Report of Independent Registered Public Accounting Firm	A-2
	Report of Independent Registered Public Accounting Firm	A-3
	Consolidated Balance Sheets at December 31, 2009 and 2008	A-4
	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2009	A-5
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2009	A-6
	Consolidated Statements of Changes in Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2009	A-7
	Notes to Consolidated Financial Statements	A-8
2.	All other schedules and separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted because they are not applicable.
3.	Exhibits

Exhibit No.	Description	Location
2.1	Purchase and Assumption Agreement—Whole Bank—All Deposits, among the Federal Deposit Insurance Corporation, Receiver of Imperial Capital Bank, La Jolla, California, the Federal Deposit Insurance Corporation and City National Bank, dated as of December 18, 2009.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 22, 2009.
3.1	Restated Certificate of Incorporation.	Filed herewith.
3.2	Form of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock.	Filed herewith.
3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 24, 2008.
3.4	Bylaws, as amended to date.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 22, 2008.
4.1	Specimen Common Stock Certificate for Registrant.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
4.2	6.75 percent Subordinated Notes Due 2011 in the principal amount of $150.0 million.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

4.3	Indenture dated as of February 13, 2003 between Registrant and U.S. Bank National Association, as Trustee pursuant to which Registrant issued its 5.125 percent Senior Notes due 2013 in the principal amount of $225.0 million and form of 5.125 percent Senior Note due 2013.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
4.4	Certificate of Amendment of Articles of Incorporation of CN Real Estate Investment Corporation Articles of Incorporation.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
4.5	CN Real Estate Investment Corporation Bylaws.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
4.6	CN Real Estate Investment Corporation Servicing Agreement.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
4.7	CN Real Estate Investment Corporation II Articles of Amendment and Restatement.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
4.8	CN Real Estate Investment Corporation II Amended and Restated Bylaws.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
4.9	Form of Warrant to Purchase Common Stock issued by Registrant to the U.S. Treasury.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 24, 2008.
4.10	Indenture dated December 8, 2009 between City National Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 8, 2009.
4.11	First Supplemental Indenture dated December 8, 2009 between City National Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 8, 2009.
4.12
	Amended and Restated Declaration of Trust of City National Capital Trust I dated December 8, 2009 between City National Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A. as Institutional Trustee, BNY Mellon Trust of Delaware as Delaware Trustee and the Administrative Trustees named therein.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 8, 2009.

4.13	Guarantee Agreement dated December 8, 2009 between City National Corporation and The Bank of New York Mellon Trust Company, N.A. as Guarantee Trustee.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 8, 2009.
4.14	Specimen Trust Preferred Security Certificate.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 8, 2009.
4.15	Specimen Junior Subordinated Debt Security.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 8, 2009.
10.1*	Employment Agreement made as of May 15, 2003, by and between Bram Goldsmith, and the Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.2*	Amendment to Employment Agreement dated as of May 15, 2005 by and between Bram Goldsmith, Registrant, and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.3*	Second Amendment to Employment Agreement for Bram Goldsmith dated as of May 15, 2007, among Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10.4*	Third Amendment to Employment Agreement, dated as of March 3, 2008, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.5*	Fourth Amendment to Employment Agreement, dated as of December 22, 2008, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.6*	Fifth Amendment to Employment Agreement dated as of April 3, 2009, by and between Bram Goldsmith, City National Corporation and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.7*	Amended and Restated Employment Agreement made as of December 22, 2008 by and between Russell Goldsmith, the Registrant and City National Bank.	Incorporated by reference from the Registrant's Current Report on Form 8-K/A filed April 1, 2009.
10.8*	1995 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

10.9*	Amendment to 1995 Omnibus Plan regarding Section 7.6(a).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.10*	Amended and Restated Section 2.8 of 1995 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
10.11*	Amendment to City National Corporation 1995 Omnibus Plan dated December 31, 2008.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.12*	1999 Omnibus Plan.	Filed herewith.
10.13*	Amended and Restated 2002 Omnibus Plan.	Filed herewith.
10.14*	First Amendment to the City National Corporation Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.15*	Amendment to City National Corporation Amended and Restated 2002 Omnibus Plan dated December 31, 2008	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.16*	Amended and Restated 1999 Variable Bonus Plan.	Filed herewith.
10.17*	City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 23, 2008.
10.18*	Amendment to City National Corporation 2008 Omnibus Plan dated December 31, 2008.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.20*	2000 City National Bank Executive Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.
10.21*	Amendment Number 3 to 2000 City National Bank Executive Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
10.22*	Amendment Number 4 to 2000 City National Bank Executive Deferred Compensation Plan (As in Effect Immediately Prior to January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

10.23*	2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.24*	City National Corporation Strategy and Planning Committee Change in Control Severance Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.25*	City National Corporation Executive Committee Change in Control Severance Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008
10.26*	2000 City National Bank Director Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.
10.27*	Amendment Number 2 to 2000 City National Bank Director Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
10.28*	Amendment Number 3 to 2000 City National Bank Director Deferred Compensation Plan (As In Effect Immediately Prior to January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.29*	2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2005 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.30*	Executive Management Incentive Compensation Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.31*	Key Officer Incentive Compensation Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.32*	City National Corporation 2001 Stock Option Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.
10.33*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan.	Filed herewith.

10.34*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee and Board Approval).	Filed herewith.
10.35*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee Approval).	Filed herewith.
10.36*	Form of Restricted Stock Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan).	Filed herewith.
10.37*	Form of Director Stock Option Agreement Under the City National Corporation Amended and Restated 2002 Omnibus plan.	Filed herewith.
10.38*	Form of Stock Option Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.39*	Form of Restricted Stock Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.40*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.41*
	Form of Restricted Stock Unit Award Agreement (Cash Only Award) Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement (Cash Only Award) Addendum.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
10.42*	Form of Restricted Stock Award Agreement Under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.43*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Agreement Addendum under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.44*	Form of Stock Option Award Agreement Under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.45	Lease dated September 30, 1996 between Citinational-Buckeye Building Co. and City National Bank, as amended by that certain First Lease Addendum dated as of May 1, 1998, by that certain Second Lease Addendum dated as of November 13, 1998, by that certain Third Lease Addendum dated as of November 1, 2002 and the 2003 Lease Supplement dated May 28, 2003.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.46	Lease dated November 19, 2003 between TPG Plaza Investments and City National Bank (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.47	Letter Agreement dated November 21, 2008 by and between the Registrant and the U.S. Treasury.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 24, 2008.
10.48*	Letter Agreement dated January 12, 2009 between City National Bank and Richard Gershen.	Filed herewith
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.	Filed herewith.
21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of KPMG LLP.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
99.1	Certification of the Principal Executive Officer Pursuant to 31 CFR Section 30.15 to Comply with Certification Requirements of Section 111(b)(4) of EESA.	Filed herewith.
99.2	Certification of the Principal Financial Officer Pursuant to 31 CFR Section 30.15 to Comply with Certification Requirements of Section 111(b)(4) of EESA.	Filed herewith.

*
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
February 24, 2010	By:	/s/ RUSSELL GOLDSMITH Russell Goldsmith, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUSSELL GOLDSMITH Russell Goldsmith (Principal Executive Officer)	President/Chief Executive Officer/Director	February 24, 2010
/s/ CHRISTOPHER J. CAREY Christopher J. Carey (Principal Financial Officer)	Executive Vice President and Chief Financial Officer	February 24, 2010
/s/ OLGA TSOKOVA Olga Tsokova (Principal Accounting Officer)	Senior Vice President and Chief Accounting Officer	February 24, 2010
/s/ BRAM GOLDSMITH Bram Goldsmith	Chairman of the Board/Director	February 24, 2010
/s/ CHRISTOPHER J. WARMUTH Christopher J. Warmuth	Executive Vice President/Director	February 24, 2010
/s/ RICHARD L. BLOCH Richard L. Bloch	Director	February 24, 2010

Signature	Title	Date

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	February 24, 2010
/s/ ASHOK ISRANI Ashok Israni	Director	February 24, 2010
/s/ MICHAEL L. MEYER Michael L. Meyer	Director	February 24, 2010
/s/ RONALD L. OLSON Ronald L. Olson	Director	February 24, 2010
/s/ BRUCE ROSENBLUM Bruce Rosenblum	Director	February 24, 2010
/s/ PETER M. THOMAS Peter M. Thomas	Director	February 24, 2010
/s/ KENNETH ZIFFREN Kenneth Ziffren	Director	February 24, 2010

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        We have made forward-looking statements in this document about the company, for which the company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements are based on management's knowledge and belief as of today and include information concerning the company's possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, some of which are beyond the company's ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) local, regional and international business, economic and political conditions, (2) volatility and disruption in financial markets, including capital and credit markets, (3) significant changes in banking laws or regulations, including without limitation, broad-based restructuring of financial industry regulation and as a result of the Emergency Economic Stabilization Act and the creation of, and amendments to, the Troubled Asset Relief Program (TARP), and rules and regulations issued thereunder, including the TARP Standards for Compensation and Corporate Governance, (4) increases and required prepayments in Federal Deposit Insurance Corporation premiums and special federal assessments on financial institutions due to market developments and regulatory changes, (5) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (6) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources, (7) adequacy of the company's risk management framework, (8) company's ability to increase market share and control expenses, (9) company's ability to attract new employees and retain and motivate existing employees, (10) increased competition in the company's markets, (11) changes in the financial performance and/or condition of the company's borrowers, including changes in levels of unemployment, changes in customers' suppliers, and other counterparties' performance and creditworthiness, (12) a substantial and permanent loss of either client accounts and/or assets under management at the company's investment advisory affiliates or its wealth management division, (13) changes in consumer spending, borrowing and savings habits, (14) soundness of other financial institutions which could adversely affect the company, (15) protracted labor disputes in the company's markets, (16) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (17) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (18) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (19) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (20) the success of the company at managing the risks involved in the foregoing.

        Forward-looking statements speak only as of the date they are made, and the company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

        For a more complete discussion of these risks and uncertainties, see Part I, Item 1A, titled "Risk Factors."

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

(in thousands, except per share amounts) (1)	2009	2008	Percent change
FOR THE YEAR
Net income attributable to City National Corporation	$51,339	$104,956	(51)%
Net income available to common shareholders	25,436	102,511	(75)
Net income per common share, basic	0.50	2.12	(76)
Net income per common share, diluted	0.50	2.11	(76)
Dividends per common share	0.55	1.92	(71)
AT YEAR END
Assets	$21,078,757	$16,455,515	28
Securities	4,461,060	2,440,468	83
Loans and leases, excluding covered loans	12,146,908	12,444,259	(2)
Covered loans (2)	1,851,821	—	NM
Deposits	17,379,448	12,652,124	37
Common shareholders' equity	1,790,275	1,614,904	11
Total equity	2,012,764	2,030,434	(1)
Book value per common share	34.74	33.52	4
AVERAGE BALANCES
Assets	$17,711,495	$16,028,821	10
Securities	3,327,235	2,398,285	39
Loans and leases, excluding covered loans	12,296,619	12,088,715	2
Covered loans (2)	66,470	—	NM
Deposits	14,351,897	11,899,642	21
Common shareholders' equity	1,745,101	1,636,597	7
Total equity	2,160,922	1,706,092	27
SELECTED RATIOS
Return on average assets	0.29%	0.65%	(55)
Return on average common shareholders' equity	1.46	6.26	(77)
Corporation's tier 1 leverage	9.48	10.44	(9)
Corporation's tier 1 risk-based capital	12.20	11.71	4
Corporation's total risk-based capital	15.15	13.40	13
Period-end common shareholders' equity to period-end assets	8.49	9.81	(13)
Period-end tangible common shareholders' equity to period-end tangible assets (6)	6.15	6.99	(12)
Period-end equity to period-end assets	9.55	12.34	(23)
Common dividend payout ratio, per common share	107.80	90.61	19
Net interest margin	3.91	4.20	(7)
Expense to revenue ratio (3)	61.76	66.80	(8)
ASSET QUALITY RATIOS (4)
Nonaccrual loans to total loans and leases	3.20%	1.70%	88
Nonaccrual loans and OREO to total loans and leases and OREO	3.62	1.79	102
Allowance for loan and lease losses to total loans and leases	2.38	1.80	32
Allowance for loan and lease losses to nonaccrual loans	74.22	106.11	(30)
Net charge-offs to average loans (annualized)	(1.84)	(0.57)	223
AT YEAR END
Assets under management (5)	$35,238,753	$30,781,865	14
Assets under management or administration (5)	55,119,366	47,519,777	16

(1)
Certain prior period balances have been reclassified to conform to current period presentation.

(2)
Covered loans represent acquired loans that are covered under a loss sharing agreement with the FDIC.

(3)
The expense to revenue ratio is defined as noninterest expense excluding other real estate owned ("OREO") expense divided by total revenue (net interest income on a fully taxable-equivalent basis and noninterest income).

(4)
Excludes covered assets, which consists of acquired loans and OREO that are covered under a loss sharing agreement with the FDIC.

(5)
Excludes $11.48 billion and $4.67 billion of assets under management for an asset manager in which the Company holds a noncontrolling interest as of December 31, 2009 and December 31, 2008, respectively. Also excludes $1.93 billion of assets under management or administration as of December 31, 2009 for an asset manager that the Company deconsolidated effective November 1, 2009.

(6)
Tangible common shareholders' equity to tangible assets is a non-GAAP measure. Refer to "Capital" section of Management's Discussion and Analysis on page 96 for further discussion.

 SELECTED FINANCIAL INFORMATION

	As of or for the year ended December 31,
(in thousands, except per share amounts) (1)	2009	2008	2007	2006	2005
Statement of Income Data:
Interest income	$709,800	$784,688	$894,101	$826,315	$716,166
Interest expense	85,024	184,792	285,829	220,405	106,125

Net interest income	624,776	599,896	608,272	605,910	610,041
Provision for credit losses	285,000	127,000	20,000	(610)	—
Noninterest income	290,515	266,984	303,202	242,370	210,368
Noninterest expense	580,128	587,763	534,931	476,046	438,178

Income before taxes	50,163	152,117	356,543	372,844	382,231
Income taxes	(1,886)	41,783	124,974	133,363	141,821

Net income	$52,049	$110,334	$231,569	$239,481	$240,410
Less: Net income attributable to noncontrolling interest	710	5,378	8,856	5,958	5,675

Net income available to City National Corporation	$51,339	$104,956	$222,713	$233,523	$234,735
Less: Dividends on preferred stock	25,903	2,445	—	—	—

Net income available to common shareholders	$25,436	$102,511	$222,713	$233,523	$234,735

Per Common Share Data:
Net income per common share, basic	0.50	2.12	4.58	4.78	4.74
Net income per common share, diluted	0.50	2.11	4.50	4.65	4.58
Dividends per common share	0.55	1.92	1.84	1.64	1.44
Book value per common share	34.74	33.52	33.66	30.86	29.24
Shares used to compute net income per common share, basic	50,272	47,930	48,234	48,477	49,159
Shares used to compute net income per common share, diluted	50,421	48,196	49,069	49,893	50,937
Balance Sheet Data—At Period End:
Assets	$21,078,757	$16,455,515	$15,889,290	$14,884,309	$14,581,809
Securities	4,461,060	2,440,468	2,756,010	3,101,154	4,010,757
Loans and leases, excluding covered loans	12,146,908	12,444,259	11,630,638	10,386,005	9,265,602
Covered loans	1,851,821	—	—	—	—
Interest-earning assets	19,435,932	15,104,199	14,544,176	13,722,062	13,520,922
Deposits	17,379,448	12,652,124	11,822,505	12,172,816	12,138,472
Common shareholders' equity	1,790,275	1,614,904	1,610,139	1,465,495	1,442,738
Total equity	2,012,764	2,030,434	1,635,722	1,491,175	1,467,181
Balance Sheet Data—Average Balances:
Assets	$17,711,495	$16,028,821	$15,370,764	$14,715,512	$14,161,241
Securities	3,327,235	2,398,285	2,833,489	3,488,005	4,028,332
Loans and leases, excluding covered loans	12,296,619	12,088,715	11,057,411	9,948,363	8,875,358
Covered loans	66,470	—	—	—	—
Interest-earning assets	16,330,065	14,670,167	14,054,123	13,568,255	13,047,244
Deposits	14,351,897	11,899,642	12,236,383	11,869,927	11,778,839
Common shareholders' equity	1,745,101	1,636,597	1,564,080	1,440,509	1,373,502
Total equity	2,160,922	1,706,092	1,588,480	1,465,726	1,399,166
Asset Quality:
Nonaccrual loans	$388,707	$211,142	$75,561	$20,883	$14,400
OREO	53,308	11,388	—	—	—
Covered OREO	60,558	—	—	—	—

Total nonaccrual loans and OREO	$502,573	$222,530	$75,561	$20,883	$14,400

Performance Ratios:
Return on average assets	0.29%	0.65%	1.45%	1.59%	1.66%
Return on average common shareholders' equity	1.46	6.26	14.24	16.21	17.09
Net interest spread	3.41	3.27	2.91	3.18	3.99
Net interest margin	3.91	4.20	4.45	4.58	4.79
Period-end common shareholders' equity to period-end assets	8.49	9.81	10.13	9.85	9.89
Period-end tangible common shareholders' equity to
period-end tangible assets (3)	6.15	6.99	7.09	8.07	8.10
Period-end equity to period-end assets	9.55	12.34	10.29	10.02	10.06
Dividend payout ratio, per common share	107.80	90.61	40.13	34.31	30.03
Expenses to revenue ratio	61.76	66.80	57.87	55.28	52.61
Asset Quality Ratios (2):
Nonaccrual loans to total loans and leases	3.20%	1.70%	0.65%	0.20%	0.16%
Nonaccrual loans and OREO to total loans and leases and OREO	3.62	1.79	0.65	0.20	0.16
Allowance for loan and lease losses to total loans and leases	2.38	1.80	1.45	1.50	1.66
Allowance for loan and lease losses to nonaccrual loans	74.22	106.11	223.03	743.88	1,069.33
Net (charge-offs)/recoveries to average total loans and leases	(1.84)	(0.57)	(0.08)	0.03	0.10

(1)
Certain prior period balances have been reclassified to conform to current period presentation.

(2)
Excludes covered assets, which consists of acquired loans and OREO that are covered under a loss sharing agreement with the FDIC.

(3)
Tangible common shareholders' equity to tangible assets is a non-GAAP measure. Refer to the "Capital" section of Management's Discussion and Analysis on page 95 for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

        City National Corporation (the "Corporation"), through its primary subsidiary, City National Bank (the "Bank"), provides private and business banking services, including investment and trust services to mid-size businesses, entrepreneurs, professionals and affluent individuals. The Bank is the largest independent commercial bank headquartered in Los Angeles. For over 50 years, the Bank has served clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate clients' use, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking and other products and services. The Company also lends, invests and provides services in accordance with its Community Reinvestment Act commitment. Through the Company's asset management firms, subsidiaries of the Corporation, and Wealth Management Services, a division of the Bank, the Company offers 1) investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management; 2) personal and business trust and investment services, including employee benefit trust services; 401(k) and defined benefit plan administration, and; 3) estate and financial planning and custodial services. The Bank also advises and markets mutual funds under the name of CNI Charter Funds.

        The Corporation is the holding company for the Bank. References to the "Company" mean the Corporation and its subsidiaries including the Bank. The financial information presented herein includes the accounts of the Corporation, its non-bank subsidiaries, the Bank, and the Bank's wholly owned subsidiaries. All material transactions between these entities are eliminated.

        See "Cautionary Statement for Purposes of the 'Safe Harbor' Provision of the Private Securities Litigation Reform Act of 1995," on page 98 in connection with "forward-looking" statements included in this report.

        Over the last three years, the Company's total assets and loans have grown by 42 percent and 35 percent, respectively. The growth in loans occurred primarily in commercial and residential mortgage loans, and includes the loans assumed in the acquisition of Imperial Capital Bank ("ICB") from the Federal Deposit Insurance Corporation ("FDIC") on December 18, 2009 and Business Bank of Nevada ("BBNV") in the first quarter of 2007. Deposit balances grew 43 percent for the same period.

        On February 28, 2007, the Company completed the acquisition of Business Bank Corporation ("BBC"), the parent of BBNV and an unconsolidated subsidiary, Business Bancorp Capital Trust I, in a cash and stock transaction valued at $167 million. BBNV operated as a wholly owned subsidiary of City National Corporation until after the close of business on April 30, 2007, at which time it was merged into the Bank. BBC had assets of $496 million, loans of $395 million and deposits of $441 million on the date of acquisition.

        On May 1, 2007, the Corporation completed the acquisition of Lydian Wealth Management in an all-cash transaction. The investment advisory firm is headquartered in Rockville, Maryland and now manages or advises on client assets totaling $13.53 billion. Lydian Wealth Management changed its name to Convergent Wealth Advisors ("Convergent Wealth") and became a subsidiary of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003. All of the senior executives of Convergent Wealth signed employment agreements and acquired a significant minority ownership interest in Convergent Wealth.

        On July 21, 2009, the Company acquired a majority interest in Lee Munder Capital Group, LLC ("LMCG"), a Boston-based investment firm that manages assets for corporations, pensions, endowments and affluent households. LMCG had approximately $3.4 billion of assets under management at the date of acquisition. LMCG was merged with Independence Investments, a Boston-

based institutional asset management firm in which the Company held a majority interest. The combined entity is the Company's primary institutional asset management affiliate, with more than $4 billion of assets under management at acquisition date. It is operated under the Lee Munder Capital Group name and is an affiliate of Convergent Capital Management LLC.

        On December 18, 2009, the Company acquired the banking operations of ICB in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Company acquired approximately $3.26 billion in assets, $2.38 billion in loans and $2.08 billion in deposits. In connection with the acquisition, the Company entered into a loss sharing agreement with the FDIC with respect to acquired loans ("covered loans") and other real estate owned ("covered other real estate owned" or "covered OREO") (collectively, "covered assets").

CAPITAL ACTIVITY

        On August 7, 2007, the Company's Board of Directors authorized the Corporation to repurchase 1 million additional shares of the Corporation's stock following completion of its previously approved stock buyback initiative. The Corporation repurchased an aggregate of 1,495,800 shares of common stock in 2007 at an average price of $69.47. On January 24, 2008, the Board of Directors authorized the repurchase of an additional 1 million shares of City National Corporation stock, following the completion of the August 7, 2007 buyback initiative. The Corporation repurchased an aggregate of 421,500 shares of common stock in 2008 at an average price of $48.41. The shares purchased under the buyback programs may be reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. The Corporation did not repurchase any shares in 2009. At January 29, 2010, additional shares of 1,140,400 could be repurchased under the existing authority.

        The Corporation paid dividends of $0.55 per share of common stock in 2009 and $1.92 per share of common stock in 2008. On January 28, 2010, the Board of Directors authorized a quarterly cash dividend on common stock at a rate of $0.10 per share to shareholders of record on February 10, 2010, payable on February 24, 2010.

        On November 21, 2008, City National Corporation received aggregate proceeds of $400 million from the United States Department of the Treasury ("Treasury") under the Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP") in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company's common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the warrant was valued using an option valuation model. The allocated values of the preferred stock and warrant were approximately $389.9 million and $10.1 million, respectively. The preferred stock is accreted to the redemption price of $400 million over five years. Cumulative dividends on the preferred stock are payable quarterly at the rate of 5 percent for the first five years and increasing to 9 percent thereafter. The effective pre-tax cost to the Company for participating in the TARP Capital Purchase Program is approximately 9.5 percent, consisting of 8.6 percent for dividends and 0.9 percent for the accretion on preferred stock, and is based on the statutory tax rate. The preferred stock may be redeemed by the Corporation after three years. Prior to the end of three years, subject to the provisions of the American Recovery and Reinvestment Act of 2009 ("ARRA") described below, the preferred stock may be redeemed by the Corporation subject to the Treasury's consultation with the Corporation's regulatory agency. Following redemption of the preferred stock, the Treasury would liquidate the warrant at the current market price. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock.

        ARRA was signed into law on February 17, 2009. ARRA contains a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Corporation, until the institution has repaid the Treasury. When the institution has repaid the Treasury, the Treasury is to liquidate the warrant at the current market price.

        On December 30, 2009, the Corporation repurchased $200 million, or 200,000 shares, of preferred shares from the Treasury. The repurchase represented 50 percent of the preferred stock issued to the Treasury and required a one-time, after-tax, non-cash charge of $4.0 million. The Company intends to repurchase the remaining $200 million of preferred shares in 2010, subject to regulatory approval.

        Dividends on preferred stock are paid on a quarterly basis. The Corporation paid or accrued dividends of $19.9 million and accreted $6.0 million of discount on preferred stock as of December 31, 2009. The $6.0 million of discount includes $4.0 million of accelerated accretion due to the repurchase of $200 million of preferred stock from the Treasury.

        On May 8, 2009, the Corporation completed an offering of 2.8 million common shares at $39.00 per share. The net proceeds from the offering were $104.3 million. On May 15, 2009, the underwriters exercised their over-allotment option to purchase an additional 420,000 shares of the Corporation's common stock at $39.00 per share. The net proceeds from the exercise of the over-allotment option were $15.6 million. Common stock qualifies as Tier 1 capital.

        On July 15, 2009, the Bank issued a $50.0 million unsecured subordinated note to a third party investor that matures on July 15, 2019. On August 12, 2009, the Bank issued $130.0 million in subordinated notes of which $55.0 million were floating rate subordinated notes and $75.0 million were fixed rate subordinated notes. These subordinated notes mature on August 12, 2019. The subordinated notes qualify as Tier 2 capital for regulatory purposes.

        On December 8, 2009, City National Capital Trust I, a statutory trust formed by City National Corporation, issued $250.0 million of cumulative trust preferred securities. The notes pay a fixed rate of 9.625 percent and mature on February 1, 2040. The trust preferred securities qualify as Tier 1 capital.

CRITICAL ACCOUNTING POLICIES

        The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles. The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified eleven policies as being critical because they require management to make estimates, assumptions and judgments that affect the reported amount of assets and liabilities, contingent assets and liabilities, and revenues and expenses included in the consolidated financial statements. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Circumstances and events that differ significantly from those underlying the Company's estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.

        The Company's critical accounting policies include those that address accounting for business combinations, noncontrolling interest, financial assets and liabilities reported at fair value, securities, acquired impaired loans, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, other real estate owned ("OREO"), goodwill and other intangible assets, share-based compensation plans, income taxes and derivatives and hedging activities. The Company, with the concurrence of the Audit and Risk Committee, has reviewed and approved these critical accounting policies, which are further described in Management's Discussion and Analysis and Note 1 of the Notes to Consolidated Financial Statements included in this Form 10-K. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.

Business Combinations

        The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred.

Noncontrolling Interest

        The Company has both redeemable and non-redeemable noncontrolling interest. Non-redeemable noncontrolling interest in majority-owned affiliates is reported as a separate component of equity in Noncontrolling interest in the consolidated balance sheets. Redeemable noncontrolling interest includes noncontrolling ownership interests that are redeemable at the option of the holder or outside the control of the issuer. These interests are not considered to be permanent equity and are reported in the mezzanine section of the consolidated balance sheets at fair value. Consolidated net income is attributed to controlling and noncontrolling interest in the consolidated statements of income.

Fair Value Measurements

        The accounting guidance defines fair value for financial reporting purposes as the price that would be received to sell an asset or paid to transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date). Fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact.

        For each asset and liability required to be reported at fair value, management has identified the unit of account and valuation premise to be applied for purposes of measuring fair value. The unit of account is the level at which an asset or liability is aggregated or disaggregated for purposes of applying fair value measurement. The valuation premise is a concept that determines whether an asset is measured on a standalone basis or in combination with other assets. The Company measures its assets and liabilities on a standalone basis then aggregates assets and liabilities with similar characteristics for disclosure purposes.

Fair Value Hierarchy

        Management employs market standard valuation techniques in determining the fair value of assets and liabilities. Inputs used in valuation techniques are based on assumptions that market participants would use in pricing an asset or liability. Inputs used in valuation techniques are prioritized in the fair value hierarchy as follows:

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

        The Company records securities available-for-sale, trading securities and derivative contracts at fair value on a recurring basis. Certain other assets such as impaired loans, OREO, goodwill, customer-relationship intangibles and investments carried at cost are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

        A description of the valuation techniques applied to the Company's major categories of assets and liabilities measured at fair value follows.

        Securities—Fair values for U.S. Treasury securities, marketable equity securities and trading securities, with the exception of agency securities held in the trading account, are based on quoted market prices. Securities with fair values based on quoted market prices are classified in Level 1 of the fair value hierarchy. Level 2 securities include the Company's portfolio of federal agency, mortgage-backed, state and municipal securities for which fair values are calculated with models using quoted prices and other inputs directly or indirectly observable for the asset or liability. Prices for the significant majority of these securities are obtained through a third-party valuation source. Management reviewed the valuation techniques and assumptions used by the provider and determined that the provider utilizes widely accepted valuation techniques based on observable market inputs appropriate for the type of security being measured. Prices for the remaining securities are obtained from dealer quotes. Securities classified in Level 3 include certain collateralized debt obligation instruments for which the market has become inactive. Fair values for these securities were determined using internal models based on assumptions that are not observable in the market.

        Loans—The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans. Loans measured for impairment based on the fair value of collateral or observable market prices are reported at fair value for disclosure purposes. The majority of loans reported at fair value are measured for impairment by valuing the underlying collateral based on third-party appraisals or broker quotes. These loans are classified in Level 2 of the fair value hierarchy. In certain circumstances, appraised values or broker quotes are adjusted based on management's assumptions regarding current market conditions to determine fair value. These loans are classified in Level 3 of the fair value hierarchy.

        Derivatives—The fair value of non-exchange traded (over-the-counter) derivatives are obtained from third party market sources that use conventional valuation algorithms. The Company provides client data to the third party sources for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. The fair values of interest rate contracts include interest receivable and cash collateral, if any. Although the Company has determined that the majority of the inputs used to value derivative contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified the derivative contract valuations in their entirety in Level 2 of the fair value hierarchy.

        The fair value of foreign exchange options and transactions are derived from market spot and/or forward foreign exchange rates and are classified in Level 1 of the fair value hierarchy.

        Other Real Estate Owned—The fair value of OREO is generally based on third-party appraisals performed in accordance with professional appraisal standards and Bank regulatory requirements under the Financial Institutions Reform Recovery and Enforcement Act of 1989. Appraisals are reviewed and approved by the Company's appraisal department. OREO measured at fair value based on third party appraisals or observable market data is classified in Level 2 of the fair value hierarchy. In certain circumstances, fair value may be determined using a combination of inputs including appraised values, broker price opinions and recent market activity. The weighting of each input in the calculation of fair value is based on management's assumptions regarding market conditions. These assumptions cannot be observed in the market. OREO measured at fair value using non-observable inputs is classified in Level 3 of the fair value hierarchy.

Securities

        Securities are classified based on management's intention on the date of purchase. All securities other than trading securities are classified as available-for-sale and are presented at fair value. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included as a separate component of other comprehensive income, net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities. The Company performs a quarterly assessment to determine whether a decline in fair value below amortized cost is other than temporary. Amortized cost includes adjustments made to the cost of an investment for accretion, amortization, collection of cash and previous other-than temporary impairment recognized in earnings. Other-than-temporary impairment exists when it is probable that the Company will be unable to recover the entire amortized cost basis of the security. If the decline in fair value is judged to be other than temporary, the security is written down to fair value which becomes the new cost basis and an impairment loss is recognized.

        For debt securities, the classification of other-than-temporary impairment depends on whether the Company intends to sell the security or it more likely than not will be required to sell the security before recovery of its cost basis, and on the nature of the impairment. If the Company intends to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, the entire amount of impairment is recognized in earnings. If the Company does not intend to sell the security or it is not more likely than not it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment associated with non-credit factors, such as market liquidity, is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security's effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value.

        Realized gains or losses on sales of securities available-for-sale are recorded using the specific identification method. Trading securities are valued at fair value with any unrealized gains or losses included in net income.

Acquired impaired loans

        Loans acquired at a discount for which it is probable that all contractual payments will not be received are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). These loans are recorded at fair value at the time of acquisition. Fair value of acquired impaired loans is determined using a discounted cash flow model based on assumptions about the amount and timing of principal and interest payments, principal repayments and estimates of principal defaults, loss given default and current market rates. Estimated credit losses are included in the determination of fair value, therefore, an allowance for loan losses is not recorded on the acquisition date. The excess of expected cash flows at acquisition over the initial investment in acquired loans ("accretable yield") is recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Company aggregates loans into pools of loans with common risk characteristics. Increases in estimated cash flows over those expected at the acquisition date are recognized as interest income, prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and the purchase price discount on those loans is not recorded as interest income until the timing and amount of future cash flows can be reasonably estimated.

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

        The allowance for loan and lease losses and reserve for off-balance sheet credit commitments are increased by the provision for credit losses charged to operating expense. The allowance for loan and lease losses is decreased by the amount of charge-offs, net of recoveries.

Other Real Estate Owned

        OREO includes real estate acquired in full or partial satisfaction of a loan and is recorded at fair value less estimated costs to sell at the acquisition date. The excess of the carrying amount of a loan over the fair value of real estate acquired (less costs to sell) is charged to the allowance for loan and lease losses. If the fair value of OREO acquired exceeds the carrying amount of the loan, the excess is recorded as a gain on initial transfer in OREO expense. The fair value of OREO is generally based on a third party appraisal or, in certain circumstances, may be based on a combination of an appraised value, broker price opinions and recent sales activity. Declines in the fair value of OREO that occur subsequent to acquisition are charged to OREO expense in the period in which they are identified. Expenses for holding costs are charged to OREO expense as incurred.

Goodwill and Intangibles

        The Company applies the acquisition method of accounting effective January 1, 2009. Previously, acquisitions were accounted for using the purchase method. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed, including contingent consideration, in the transaction at their acquisition date fair values. Management utilizes valuation techniques based on discounted cash flow analysis to determine these fair values. Any excess of the purchase price over amounts allocated to acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Intangible assets include core deposit intangibles and client advisory contract intangibles (combined, customer-relationship intangibles) originating from acquisitions of financial services firms. Core deposit intangibles are amortized over a range of four to eight years and client advisory contract intangibles are amortized over various periods ranging from four to 20 years. The weighted-average amortization period for the contract intangibles is 17.2 years.

        Goodwill and customer-relationship intangibles are evaluated for impairment at least annually or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that potential impairment exists. Given the volatility in the current economic environment, goodwill and customer-relationship intangibles are evaluated for impairment on a quarterly basis. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. Fair values of reporting units are determined using methods consistent with current market practices for valuing similar types of businesses. Valuations are generally based on market multiples of net income or gross revenues combined with an analysis of expected near and long-term financial performance. Management utilizes market information including market comparables and recent merger and acquisition transactions to validate the reasonableness of its valuations. If the fair value of the reporting unit, including goodwill, is determined to be less than the carrying amount of the reporting units, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited.

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

Share-based Compensation Plans

        The Company measures the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted stock, based on the fair value of the award on the grant date. This cost is recognized in the consolidated statements of income over the vesting period of the award.

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

        Accrued income taxes represent the estimated amounts due to or received from the various taxing jurisdictions where the Company has established a business presence. The balance also includes a contingent reserve for potential taxes, interest and penalties related to uncertain tax positions. On a quarterly basis, management evaluates the contingent tax accruals to determine if they are sufficient based on a probability assessment of potential outcomes. The determination is based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance and the status of tax audits. From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer "more likely than not" to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense.

Derivatives and hedging

        As part of its asset and liability management strategies, the Company uses interest-rate swaps to mitigate interest-rate risk associated with changes to (1) the fair value of certain fixed-rate deposits and borrowings (fair value hedges) and (2) certain cash flows related to future interest payments on variable rate loans (cash flow hedges). Interest-rate swap agreements involve the exchange of fixed and variable rate interest payments between counterparties based upon a notional principal amount and maturity date. The Company evaluates the creditworthiness of counterparties prior to entering into derivative contracts, and has established counterparty risk limits and monitoring procedures to reduce the risk of loss due to nonperformance. The Company recognizes derivatives as assets or liabilities on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. The Company's interest-rate risk management contracts qualify for hedge accounting treatment under ASC Topic 815, Derivatives and Hedging.

        The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a "fair value hedge" which is a hedge of a recognized asset or liability or (ii) a "cash flow hedge" which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability. All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet.

        Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in the guidance) in offsetting changes in either the fair value or cash flows of the hedged item. Retroactive effectiveness is assessed, as well as the continued expectation that the hedge will remain effective prospectively.

        For cash flow hedges, in which derivatives hedge the variability of cash flows (interest payments) on loans that are indexed to U.S. dollar LIBOR or the Bank's prime interest rate, the effectiveness is assessed prospectively at the inception of the hedge, and prospectively and retrospectively at least quarterly thereafter.

        Ineffectiveness of the cash flow hedges is measured using the hypothetical derivative method described in Derivatives Implementation Group Issue G7, "Measuring the Ineffectiveness of a Cash Flow Hedge of Interest Rate Risk under Paragraph 30(b) When the Shortcut Method is not Applied." For cash flow hedges, the effective portion of the changes in the derivatives' fair value is not included in current earnings but is reported as Accumulated other comprehensive income (loss) ("AOCI"). When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized on the same line in the consolidated statements of income as the hedged item, i.e., included in Interest income on loans and leases. Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in Other noninterest income in the consolidated statements of income.

        For fair value hedges, the Company uses interest-rate swaps to hedge the fair value of certain certificates of deposit, subordinated debt and other long-term debt. The certificates of deposit are single maturity, fixed-rate, non-callable, negotiable certificates of deposit. The certificates cannot be redeemed early except in the case of the holder's death. The interest-rate swaps are executed at the time the deposit transactions are negotiated. Interest-rate swaps are structured so that all key terms of the swaps match those of the underlying deposit or debt transactions, therefore ensuring there is no hedge ineffectiveness at inception. The Company ensures that the interest-rate swaps meet the requirements for utilizing the short cut method in accordance with the accounting guidance and maintains appropriate documentation for each interest-rate swap. On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and the hedging counterparties are evaluated to ensure that there are no adverse developments regarding counterparty default, thus ensuring continuous effectiveness. For fair value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings, on the same line in the consolidated statements of income as the related hedged item. For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest rate swaps is recorded as an adjustment to net interest income for the hedged items.

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

        The Company enters into foreign currency option contracts with clients to assist them in hedging their economic exposures arising out of foreign-currency denominated commercial transactions. Foreign currency options allow the counterparty to purchase or sell a foreign currency at a specified date and price. These option contracts are offset by paired trades with third-party banks. The Company also takes proprietary currency positions within risk limits established by the Company's Asset/Liability Management Committee. Both the realized and unrealized gains and losses on foreign exchange contracts are recorded in Other noninterest income in the consolidated statements of income.

RECENT DEVELOPMENTS

        Continued recessionary conditions have negatively impacted the Company during 2009. California and Nevada, in particular, experienced declines in real estate values, rising unemployment rates and sluggish consumer spending. The weak economy, extraordinarily low interest rates, continuing credit costs, higher FDIC cost for all banks, and dividends on preferred stock held by the Treasury had a negative impact on 2009 earnings. Continued market volatility and illiquid market conditions during 2009 resulted in the Company recognizing impairments in its available-for-sale securities portfolio. Refer to "Item 1A—Risk Factors" for further discussion of business and economic conditions.

        On July 21, 2009, the Company acquired a majority interest in LMCG, a Boston-based investment firm that manages assets for corporations, pensions, endowments and affluent households. LMCG was merged with Independence Investments, a Boston-based institutional asset management firm in which the Company holds a majority interest. The combined company operates under the Lee Munder Capital Group name and as an affiliate of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.

        On November 13, 2009, the Company acquired a branch banking office in San Jose, California from another financial institution. Excluding acquisition accounting adjustments, the Company acquired approximately $34.6 million in deposits and $8.6 million in loans.

        On December 18, 2009, the Company acquired the banking operations of ICB in a purchase and assumption agreement with the FDIC. Excluding acquisition accounting adjustments, the Company acquired approximately $3.25 billion in assets, $2.38 billion in loans and $2.08 billion in deposits. The acquired loans and other real estate owned are subject to a loss-sharing agreement with the FDIC.

        The Company further strengthened its capital position in 2009. In May 2009, the Company raised $120 million in Tier 1 capital through a common equity offering—its first since 1993. During the third quarter of 2009, the Company completed the sale of approximately $180 million of subordinated debt that qualifies as Tier 2 capital, and in December 2009, raised $250 million of Tier 1 capital through a trust preferred securities offering.

        The Company has extended through June 30, 2010 its participation in the FDIC Transaction Account Guarantee Program. Under this FDIC program, all non-interest bearing transaction accounts and certain interest bearing checking accounts where the interest rate cannot exceed 0.50 percent are fully guaranteed by the FDIC for the full amount in the account. Coverage under this program is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules.

        On December 30, 2009, the Company repurchased $200 million of the preferred securities that it had sold to the Treasury in the fourth quarter of 2008. The Company expects to repurchase the remaining shares in 2010, subject to regulatory approval.

2009 HIGHLIGHTS

  •
  In 2009, consolidated net income was $51.3 million and consolidated net income available to common shareholders was $25.4 million, or $0.50 per diluted common share. In 2008, consolidated net income was $105.0 million and consolidated net income available to common shareholders was $102.5 million, or $2.11 per diluted common share. The decrease in net income available to common shareholders is primarily due to a $285.0 million provision for credit losses recorded in 2009 compared to $127.0 million in 2008.

  •
  Full-year revenue, which consists of net interest income and noninterest income, was $915.3 million, an increase of 6 percent from $866.9 million for 2008.

  •
  Fully taxable-equivalent net interest income amounted to $638.6 million in 2009, an increase of 4 percent from $616.4 million for 2008. The Company's net interest margin was 3.91 percent in 2009, compared with 4.20 percent in 2008. The Company's prime lending rate averaged 3.25 percent for 2009 compared with 5.09 percent for 2008.

  •
  Noninterest income was $290.5 million for 2009, an increase from $267.0 million for 2008, due principally to a $38.2 million gain on the Company's fourth quarter 2009 acquisition of Imperial Capital Bank. Noninterest income accounted for 32 percent of the Company's revenue in 2009, slightly up from 31 percent in 2008.

  •
  Noninterest expense for 2009 was $580.1 million, down slightly from $587.8 million in 2008.

  •
  Total assets at December 31, 2009 reached $21.08 billion, up 28 percent from $16.46 billion at the end of 2008, largely reflecting the Company's strong deposit growth as well as its FDIC-assisted acquisition of Imperial Capital Bank on December 18, 2009. Total average assets increased to $17.71 billion for 2009 from $16.03 billion for 2008.

  •
  Year-end loans for 2009, excluding Imperial Capital Bank assets covered by the Company's loss-sharing agreement with the FDIC, total $12.15 billion, down 2 percent from 2008. Average loans for 2009, on the same basis, were $12.30 billion, up 2 percent from $12.09 billion in 2008. For 2009, the Company renewed approximately $4.81 billion of loans and made approximately $2.76 billion in new loan commitments. About $1.64 billion of these new commitments were funded.

  •
  The allowance for loan and lease losses increased to $288.5 million for 2009 from $224.0 million for 2008. The Company's allowance amounts to 2.38 percent of total loans and leases, excluding covered loans, compared with 1.80 percent at the end of 2008. At December 31, 2009, nonperforming assets, excluding covered OREO, were $442.0 million, compared to $222.5 million at December 31, 2008.

  •
  Nonaccrual loans totaled $388.7 million as of December 31, 2009, compared with $211.1 million at December 31, 2008. Net loan charge-offs were $225.9 million in 2009, compared with $68.5 million in 2008. The increase in nonaccruals and net charge-offs occurred primarily in the Company's for-sale housing construction portfolio and commercial loan portfolio.

  •
  Average securities for 2009 totaled $3.33 billion, an increase of 39 percent from $2.40 billion for 2008, as increased deposits and capital was invested in high-grade, fixed income instruments.

  •
  Year-end deposits for 2009 grew to $17.38 billion, up 37 percent from $12.65 billion for 2008. Average deposits grew to $14.35 billion for 2009, a 21 percent increase from average deposits of $11.90 billion in 2008, as depositors continued to seek a safe haven for their funds. Average core deposits totaled $13.05 billion for 2009, a 23 percent increase from the prior year. Slightly over one-third of the year-over-year deposit growth was due to the acquisition of Imperial Capital Bank.

  •
  The Company's ratio of Tier 1 common shareholders' equity to risk-based assets was 8.9 percent at December 31, 2009. Refer to the "Capital" section starting on page 95 for further discussion of this non-GAAP measure.

OUTLOOK

        While business conditions remain challenging, the Company's management anticipates increased profitability in 2010. Asset quality has recently shown signs of improvement, and the Company expects net charge-offs to gradually subside this year, though other real estate owned expense will increase from 2009. The Company expects interest rates to remain low as the economy continues its slow recovery.

RESULTS OF OPERATIONS

Summary

        A summary of the Company's results of operations on a fully taxable-equivalent basis for each of the last five years ended December 31 follows:

		Increase (Decrease)			Increase (Decrease)
							Year Ended December 31,
	Year Ended 2009			Year Ended 2008
(in thousands, except per share amounts) (1)		Amount	%		Amount	%	2007	2006	2005
Interest income (2)	$723,661	$(77,515)	(10)	$801,176	$(109,678)	(12)	$910,854	$841,755	$730,937
Interest expense	85,024	(99,768)	(54)	184,792	(101,037)	(35)	285,829	220,405	106,125

Net interest income	638,637	22,253	4	616,384	(8,641)	(1)	625,025	621,350	624,812
Provision for credit losses	285,000	158,000	124	127,000	107,000	535	20,000	(610)	—
Noninterest income	290,515	23,531	9	266,984	(36,218)	(12)	303,202	242,370	210,368
Noninterest expense:
Staff expense	320,949	(36,066)	(10)	357,015	25,924	8	331,091	295,151	263,398
Other expense	259,179	28,431	12	230,748	26,908	13	203,840	180,895	174,780

Total	580,128	(7,635)	(1)	587,763	52,832	10	534,931	476,046	438,178
Income before income taxes	64,024	(104,581)	(62)	168,605	(204,691)	(55)	373,296	388,284	397,002
Income taxes	(1,886)	(43,669)	(105)	41,783	(83,191)	(67)	124,974	133,363	141,821
Less: Adjustments (2)	13,861	(2,627)	(16)	16,488	(265)	(2)	16,753	15,440	14,771

Net income	$52,049	(58,285)	(53)	$110,334	(121,235)	(52)	$231,569	$239,481	$240,410

Less: Net income attributable to noncontrolling interest	710	(4,668)	(87)	5,378	(3,478)	(39)	8,856	5,958	5,675

Net income attributable to City National Corporation	$51,339	(53,617)	(51)	$104,956	(117,757)	(53)	$222,713	$233,523	$234,735

Less: Dividends and accretion on preferred stock	25,903	23,458	959	2,445	2,445	NM	—	—	—

Net income available to common shareholders	$25,436	$(77,075)	(75)	$102,511	$(120,202)	(54)	$222,713	$233,523	$234,735

Net income per common share, diluted	$0.50	$(1.61)	(76)	$2.11	$(2.39)	(53)	$4.50	$4.65	$4.58

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

(2)
Includes amounts to convert nontaxable income to a fully taxable-equivalent yield. To compare tax-exempt asset yields to taxable yields, amounts are adjusted to pre-tax equivalents based on the applicable statutory tax rate.

NM
—Not Meaningful

Net Interest Income

        Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.

        The following table presents the components of net interest income on a fully taxable-equivalent basis for the last five years:

Net Interest Income Summary

	2009			2008
(in thousands)	Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,701,386	$199,647	4.25%	$4,662,641	$252,911	5.42%
Commercial real estate mortgages	2,171,353	121,515	5.60	2,057,459	134,511	6.54
Residential mortgages	3,481,227	192,774	5.54	3,293,166	184,818	5.61
Real estate construction	1,094,332	37,154	3.40	1,406,181	76,039	5.41
Equity lines of credit	674,459	23,417	3.47	503,428	22,340	4.44
Installment	173,862	8,842	5.09	165,840	9,841	5.93

Total loans and leases, excluding covered loans (3)	12,296,619	583,349	4.74	12,088,715	680,460	5.63
Covered loans	66,470	4,052	6.10	—	—	0.00

Total loans and leases	12,363,089	587,401	4.75	12,088,715	680,460	5.63
Due from banks—interest-bearing	361,571	1,486	0.41	96,872	1,896	1.96
Federal funds sold and securities purchased under resale agreements	186,123	264	0.14	10,037	161	1.61
Securities available-for-sale	3,234,303	130,213	4.03	2,292,932	112,437	4.90
Trading securities	92,932	831	0.89	105,353	1,925	1.83
FDIC indemnification asset	14,578	723	4.96	—	—	0.00
Other interest-earning assets	77,469	2,743	3.54	76,258	4,297	5.63

Total interest-earning assets	16,330,065	723,661	4.43	14,670,167	801,176	5.46

Allowance for loan and lease losses	(254,610)			(178,587)
Cash and due from banks	320,010			370,468
Other non-earning assets	1,316,030			1,166,773

Total assets	$17,711,495			$16,028,821

Liabilities and Equity (2)
Interest-bearing deposits
Interest checking accounts	$1,540,496	$3,980	0.26	$851,029	$5,688	0.67
Money market accounts	4,084,090	32,068	0.79	3,760,516	72,212	1.92
Savings deposits	239,441	1,590	0.66	137,779	556	0.40
Time deposits—under $100,000	239,680	3,222	1.34	220,259	6,695	3.04
Time deposits—$100,000 and over	1,303,174	19,569	1.50	1,299,462	37,840	2.91

Total interest-bearing deposits	7,406,881	60,429	0.82	6,269,045	122,991	1.96
Federal funds purchased and securities sold under repurchase agreements	414,672	8,292	2.00	1,098,731	27,591	2.51
Other borrowings	542,521	16,303	3.01	1,068,491	34,210	3.20

Total interest-bearing liabilities	8,364,074	85,024	1.02	8,436,267	184,792	2.19

Noninterest-bearing deposits	6,945,017			5,630,597
Other liabilities	241,482			255,865
Total equity	2,160,922			1,706,092

Total liabilities and equity	$17,711,495			$16,028,821

Net interest spread			3.41%			3.27%
Fully taxable-equivalent net interest and dividend income		$638,637			$616,384

Net interest margin			3.91%			4.20%

Less: Dividend income included in other income		2,743			4,297

Fully taxable-equivalent net interest income		$635,894			$612,087

(1)
Net interest income is presented on a fully taxable-equivalent basis.

(2)
Certain prior period balances have been reclassified to conform to the current period presentation.

(3)
Includes average nonaccrual loans of $351,215, $128,296, $28,512, $16,725, and $22,495 for 2009, 2008, 2007, 2006, and 2005, respectively.

(4)
Loan income includes loan fees of $18,381, $17,008, $15,684, $16,249, and $24,894 for 2009, 2008, 2007, 2006, and 2005, respectively.

Net Interest Income Summary

2007			2006			2005
Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate

$4,279,523	$310,869	7.26%	$3,882,466	$268,364	6.91%	$3,306,277	$202,672	6.13%
1,878,671	136,446	7.26	1,786,024	133,429	7.47	1,836,904	132,245	7.20
3,020,316	166,823	5.52	2,764,599	147,573	5.34	2,481,122	129,314	5.21
1,291,708	110,483	8.55	955,456	84,462	8.84	749,911	56,930	7.59
404,493	30,456	7.53	364,744	27,938	7.66	298,751	18,029	6.03
182,700	13,539	7.41	195,074	14,760	7.57	202,393	14,022	6.93

11,057,411	768,616	6.95	9,948,363	676,526	6.80	8,875,358	553,212	6.23
—	—	0.00	—	—	0.00	—	—	0.00

11,057,411	768,616	6.95	9,948,363	676,526	6.80	8,875,358	553,212	6.23
88,787	2,604	2.93	54,843	1,161	2.12	46,705	452	0.97

13,066	686	5.25	30,417	1,525	5.01	50,287	1,617	3.22
2,757,304	131,218	4.76	3,438,002	157,208	4.57	3,990,687	171,985	4.31
76,185	3,959	5.20	50,003	2,803	5.61	37,645	1,396	3.71
—	—	0.00	—	—	0.00	—	—	0.00
61,370	3,771	6.14	46,627	2,532	5.43	46,562	2,275	4.89

14,054,123	910,854	6.48	13,568,255	841,755	6.20	13,047,244	730,937	5.60

(157,012)			(157,433)			(150,303)
423,526			428,742			443,828
1,050,127			875,948			820,472

$15,370,764			$14,715,512			$14,161,241

$784,293	$4,739	0.60	$758,164	$2,427	0.32	$828,530	$1,067	0.13
3,654,508	111,827	3.06	3,303,373	76,293	2.31	3,557,633	43,880	1.23
147,764	715	0.48	168,853	685	0.41	196,590	540	0.27
240,388	9,518	3.96	183,972	6,355	3.45	183,888	3,034	1.65
1,876,184	87,881	4.68	1,721,292	73,264	4.26	1,013,486	27,524	2.72

6,703,137	214,680	3.20	6,135,654	159,024	2.59	5,780,127	76,045	1.32

662,928	32,491	4.90	541,671	26,463	4.89	278,576	8,583	3.08
644,633	38,658	6.00	627,409	34,918	5.57	533,755	21,497	4.03

8,010,698	285,829	3.57	7,304,734	220,405	3.02	6,592,458	106,125	1.61

5,533,246			5,734,273			5,998,712
238,340			210,779			170,905
1,588,480			1,465,726			1,399,166

$15,370,764			$14,715,512			$14,161,241

		2.91%			3.18%			3.99%
	$625,025			$621,350			$624,812

		4.45%			4.58%			4.79%

	3,771			2,532			2,275

	$621,254			$618,818			$622,537

        Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between 2009 and 2008, as well as between 2008 and 2007 broken down between volume and rate:

Changes In Net Interest Income

	2009 vs 2008			2008 vs 2007
	Increase (decrease) due to			Increase (decrease) due to
			Net increase (decrease)			Net increase (decrease)
(in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans and leases (1)	$15,178	$(108,237)	$(93,059)	$67,106	$(155,262)	$(88,156)
Securities available-for-sale	40,262	(22,486)	17,776	(22,562)	3,781	(18,781)
Due from banks—interest-bearing	2,012	(2,422)	(410)	219	(927)	(708)
Trading securities	(204)	(890)	(1,094)	1,151	(3,185)	(2,034)
Federal funds sold and securities purchased under resale agreements	379	(276)	103	(132)	(393)	(525)
Other interest-earning assets (2)	773	(1,604)	(831)	858	(332)	526

Total interest-earning assets	$58,400	$(135,915)	$(77,515)	$46,640	$(156,318)	$(109,678)

Interest paid on:
Interest checking deposits	3,002	(4,710)	(1,708)	400	549	949
Money market deposits	5,720	(45,864)	(40,144)	3,158	(42,773)	(39,615)
Savings deposits	550	484	1,034	(46)	(113)	(159)
Time deposits	666	(22,410)	(21,744)	(23,111)	(29,753)	(52,864)
Other borrowings	(31,639)	(5,567)	(37,206)	33,862	(43,210)	(9,348)

Total interest-bearing liabilities	$(21,701)	$(78,067)	$(99,768)	$14,263	$(115,300)	$(101,037)

	$80,101	$(57,848)	$22,253	$32,377	$(41,018)	$(8,641)

(1)
Includes covered loans.

(2)
Includes FDIC indemnification asset.

Comparison of 2009 with 2008

        Net interest income increased to $624.8 million for 2009 from $599.9 million for 2008. The increase in net interest income was primarily a result of lower funding costs in 2009. Interest expense on deposits was $60.4 million in 2009 compared to $123.0 million in 2008, a 51 percent decrease, and was a result of declining interest rates, partially offset by an 18 percent increase in average interest-bearing deposit balances from 2008 to 2009. Interest expense on borrowings decreased to $24.6 million in 2009 compared to $61.8 million in 2008 and was due to lower average balances on federal funds purchased and other short-term borrowings in 2009. In addition to lower funding costs, interest income on loans declined from $676.4 million in 2008 to $583.5 million in 2009 as a result of declining interest rates and low levels of loan growth, not including loans assumed from the acquisition of ICB on December 18, 2009. The Company's average prime rate for 2009 decreased by 184 basis points to 3.25 percent compared with the prior year. The net settlement of interest-rate swaps increased interest income by $27.5 million for 2009 and increased interest income by $12.8 million for 2008. The favorable impact of interest-rate swaps on net interest income compared with the prior year only partially offset the impact of lower rates on loan yields. Interest income recovered on charged-off loans was $1.0 million for 2009 compared with $1.2 million in 2008.

        Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, increased to $635.9 million for 2009 compared with $612.1 million for 2008. The average yield on earning assets decreased to 4.43 percent, or by 103 basis points, for 2009 compared with 5.46 percent for 2008. The average cost of interest-bearing liabilities decreased to 1.02 percent, or by 117 basis points, from 2.19 percent for 2008. The fully taxable net interest margin declined to 3.91 percent for 2009 from 4.20 percent for 2008. Lower funding costs and growth in noninterest-bearing deposits reduced the impact of the 103 basis point decrease in the yield on earning assets compared with the prior year. The $80.1 million increase in net interest income was generated through loan and securities growth as well as a decline in borrowings (volume variance) and was partially offset by $57.8 million decrease in net interest income due to declining rates earned on interest-earning assets and paid on interest-bearing liabilities (rate variance).

        Average loans and leases, excluding covered loans, grew to $12.30 billion, a 2 percent increase from average loans and leases of $12.09 billion for 2008. Average commercial loans were virtually unchanged from 2008. Average commercial real estate mortgages grew 6 percent from prior year. Average residential mortgage loans, nearly all of which are made to the Company's private banking clients, increased 6 percent from 2008. Average construction loans, which decreased 22 percent from prior year, are a portfolio that is diverse in terms of geography and product type. It consists primarily of recourse loans to well-established real estate developers and is generally located in established urban markets. Most of these developers are clients with whom the Company has significant long-term relationships.

        Average total securities in 2009 were $3.33 billion, an increase of $929.0 billion, or 39 percent, from 2008.

        Average core deposits, which continued to provide substantial benefits to the Bank's cost of funds, increased 23 percent to $13.05 billion from $10.60 billion for 2008. Average core deposits, which do not include certificates of deposit of $100,000 or more, represented 91 percent of the total average deposit base for the year. Included in core deposits are Treasury Services deposits, which consist primarily of title, escrow and property management deposits, averaged $944.9 million, up $3.9 million from 2008.

        Average interest-bearing core deposits increased to $6.10 billion in 2009 from $4.97 billion in 2008, an increase of $1.13 billion, or 23 percent. Average noninterest-bearing deposits increased to $6.95 billion in 2009 from $5.63 billion in 2008, an increase of $1.31 billion, or 23 percent. Average time deposits in denominations of $100,000 or more in 2009 and 2008 were $1.30 billion.

Comparison of 2008 with 2007

        Net interest income declined to $599.9 million for 2008 from $608.3 million for 2007. The decline in net interest income was largely due to the significant decline in interest rates compared with the prior year. In particular, the Company's average prime rate for 2008 decreased by 296 basis points to 5.09 percent compared with the prior year. The net settlement of interest-rate swaps increased interest income by $12.8 million for 2008 and increased interest expense by $5.4 million for 2007. The favorable impact of interest-rate swaps on net interest income compared with the prior year only partially offset the impact of lower rates on loan yields. Approximately $3.8 million of the reduction in net interest income for 2008 was attributable to the increase in nonaccrual loans compared with the prior year. Interest income recovered on charged-off loans was $1.2 million for 2008 compared with $1.7 million in 2007.

        Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, decreased to $612.1 million for 2008 compared with $621.3 million for 2007. The average yield on earning assets decreased to 5.46 percent, or by 102 basis points, for 2008 compared with 6.48 percent for 2007. The average cost of interest-bearing liabilities decreased to 2.19 percent, or by 138 basis points, from 3.57 percent for 2007. The fully taxable net interest margin declined to 4.20 percent for 2008 from 4.45 percent for 2007. The $41.0 million reduction in net interest income due to the decline in the rates earned on interest-earning assets and paid on interest-

bearing liabilities (rate variance) was partially offset by a $32.4 million increase in net interest income generated through loan growth (volume variance).

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

        Average core deposits, which continued to provide substantial benefits to the Bank's cost of funds, increased 2 percent to $10.60 billion from $10.36 billion for 2007. Average core deposits, which do not include certificates of deposit of $100,000 or more, represented 89.1 percent of the total average deposit base for the year. Average Treasury Services deposits were $0.94 billion in 2008, compared with $1.19 billion in 2007, a decrease of 21 percent, due to a decline in residential and commercial real estate activity.

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

Provision for Credit Losses

        The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision for credit losses is the expense recognized in the consolidated statements of income to adjust the allowance and the reserve for off-balance sheet commitments to the levels deemed appropriate by management, as determined through its application of the Company's allowance methodology procedures. See "Critical Accounting Policies" on page 44.

        The Company recorded expense of $285.0 million, $127.0 million and $20.0 million through the provision for credit losses in 2009, 2008 and 2007, respectively. The provision recorded in 2009 reflects management's continuing assessment of the credit quality of the Company's portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size. See "Balance Sheet Analysis—Asset Quality—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments" for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

        Total nonaccrual loans were $388.7 million at December 31, 2009, up from $211.1 million at December 31, 2008, but down from $408.3 million at September 30, 2009. The majority of new nonaccrual loans were in the commercial, commercial real estate mortgages and real estate construction portfolios. Total nonperforming assets, excluding covered OREO, were $442.0 million, or 3.62 percent of total loans and leases and OREO, excluding covered assets, at December 31, 2009. This compares with $222.5 million, or 1.79 percent, at the end of 2008.

        Net loan charge-offs totaled $225.9 million for the year ended December 31, 2009 compared with net loan charge-offs of $68.5 million and $8.5 million for the years ended December 31, 2008 and 2007, respectively. The increase in net charge-offs in 2009 occurred primarily in the Company's commercial and real estate construction loan portfolios.

        Covered loans represent loans acquired from the FDIC that are subject to a loss sharing agreement, and are accounted for as acquired impaired loans under ASC 310-30. Under ASC 310-30, there were no acquired impaired loans on nonaccrual status and no allowance for loan and lease loss or provision expense associated with these loan balances as of December 31, 2009. The Company did not recognize any charge-offs or recoveries in the acquired impaired loan portfolio during 2009.

        The Company has not originated nor purchased subprime or option adjustable-rate mortgages.

        Credit quality will be influenced by underlying trends in the economic cycle, particularly in California and Nevada, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Noninterest Income

        Noninterest income for the year totaled $290.5 million, an increase of $23.5 million, or 9 percent, from 2008. Noninterest income decreased $36.2 million, or 12 percent, between 2008 and 2007. Noninterest income represented 32 percent of total revenues in 2009, compared with 31 percent and 33 percent in 2008 and 2007, respectively.

        A breakdown of noninterest income by category is provided in the table below:

Analysis of Changes in Noninterest Income

		Increase (Decrease)			Increase (Decrease)
(in millions)	2009	Amount	%	2008	Amount	%	2007
Trust and investment fees	$117.1	(15.1)	(11.4)	$132.2	(8.5)	(6.0)	$140.7
Brokerage and mutual fund fees	27.9	(45.5)	(62.0)	73.4	13.1	21.7	60.3

Total wealth management fees	145.0	(60.6)	(29.5)	205.6	4.6	2.3	201.0
Cash management and deposit transaction fees	51.7	3.4	7.0	48.3	13.0	36.8	35.3
International services fees	31.0	(1.5)	(4.6)	32.5	2.1	6.9	30.4
Bank-owned life insurance	3.0	0.2	7.1	2.8	0.1	3.7	2.7
Other noninterest income	22.4	(6.6)	(22.8)	29.0	(0.2)	(0.7)	29.2

Total noninterest income before gain (loss)	253.1	(65.1)	(20.5)	318.2	19.6	6.6	298.6
Impairment loss on securities	(16.4)	32.9	66.7	(49.3)	(49.3)	NM	—
Gain (loss) on sale of securities	14.3	15.8	1,053.3	(1.5)	(0.1)	(7.1)	(1.4)
Gain on acquisition	38.2	38.2	NM	—	—	NM	—
Gain (loss) on sale of other assets	1.3	1.7	425.0	(0.4)	(6.4)	(106.7)	6.0

Total noninterest income	$290.5	$23.5	8.8	$267.0	(36.2)	(11.9)	$303.2

NM—Not
meaningful.

Wealth Management

        The Company provides various trust, investment, brokerage and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank's wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. A portion of these fees is based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Trust and investment fees were $117.1 million, a decrease of 11 percent from 2008 primarily as a result of lower market valuations. Money market mutual fund and brokerage fees were $27.9 million, down 62 percent from $73.4 million for 2008, due to historically low short-term interest rates. Additionally, brokerage fees declined from the year-ago period, reflecting reduced spreads and trading activity.

        Assets under management ("AUM") include assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from its clients. Assets under administration ("AUA") are assets the Company holds in a fiduciary capacity or for which it provides non-advisory services. The table below provides a summary of AUM and AUA:

	December 31,
			% Change
(in millions)	2009	2008
Assets Under Management	$35,239	$30,782	14
Assets Under Administration
Brokerage	4,733	5,600	(15)
Custody and other fiduciary	15,147	11,138	36

Subtotal	19,880	16,738	19

Total assets under management or administration (1)(2)	$55,119	$47,520	16

(1)
Excludes $11.48 billion and $4.67 billion of assets under management for an asset manager in which the Company held a noncontrolling ownership interest as of December 31, 2009 and December 31, 2008, respectively.

(2)
Excludes $1.93 billion of assets under management or administration as of December 31, 2009 for an asset manager that the Company deconsolidated effective November 1, 2009.

        AUM increased 14 percent and assets under management or administration increased 16 percent from December 31, 2008. The increase in AUM was primarily due to higher equity market values and the acquisition of LMCG, which added $3.36 billion of assets under management at the date of acquisition, but was offset by a decrease in AUM as a result of the deconsolidation of a wealth management affiliate during the fourth quarter of 2009.

        A distribution of AUM by type of investment is provided in the following table:

Investment (1)(2)	% of AUM December 31, 2009	% of AUM December 31, 2008
Equities	32%	27%
U.S. fixed income	27	22
Cash and cash equivalents	21	33
Other (3)	20	18

	100%	100%

(1)
Excludes assets under management for an asset manager in which the Company held a noncontrolling interest as of December 31, 2009 and December 31, 2008.

(2)
Excludes assets under management or administration as of December 31, 2009 for an asset manager that the Company deconsolidated effective November 1, 2009.

(3)
Includes international equities, private equity and other alternative investments.

        The mix of assets for 2009 has changed from prior year due to an increase in equity investments as a result of the LMCG acquisition and increases in the market value of equities. Additionally, an increase in fixed income investments can be attributed to a shift of assets to more conservative asset allocations, and a decrease in cash and cash equivalents occurred as clients shifted funds to high quality assets and insured bank deposit accounts.

Other Noninterest Income

        Cash management and deposit transaction fees for 2009 were $51.7 million, up 7 percent from 2008, compared with a 37 percent increase in 2008 from 2007. The growth in deposit-related fee income from the prior year is due to the sale of additional cash management services and the impact of declining interest rates on compensating deposit balances. The lower rates increased deposit service charge income.

        International services income for 2009 was $31.0 million, down 4 percent from 2008. In 2008, international services income increased $2.1 million, or 7 percent, over 2007. International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates. The decrease in 2009 reflects the impact of the slowdown in the global economy on the demand for services compared to the increase in 2008 from 2007 which reflects the growth in demand for both foreign exchange services and letters of credit during that period of time.

        Other income was $22.5 million in 2009 compared to $29.0 million in 2008. The decrease was due primarily to lower valuations on certain trading securities as well as impairment losses of $3.7 million on private equity investments and a $2.1 million loss on the deconsolidation of a wealth management affiliate.

        Impairment loss on available-for-sale securities was $16.4 million in 2009, a decrease from $49.3 million in 2008. There was no impairment loss recognized in 2007. Significant losses were recognized in 2008 due to unprecedented disruptions in the financial markets. Continued market volatility and illiquid market conditions resulted in the recognition of additional impairments in the Company's securities portfolio during 2009, but market improvements have resulted in lower impairment charges in the current year. See "Balance Sheet Analysis—Securities" for further discussion of impairment loss on available-for-sale securities.

        The Company recognized $14.3 million of net gains on the sale of available-for-sale securities in 2009, compared to $1.5 million and $1.4 million of net losses on the sale of available-for-sale securities in 2008 and 2007, respectively.

        The Company recognized a $38.2 million pre-tax gain on the FDIC-assisted acquisition of ICB.

        Net gain on the sale of other assets was $1.3 million in 2009 compared to a loss on sale of other assets of $0.4 million in 2008. The 2009 amount relates mostly to gains recognized on sale of other real estate owned. Gain on sale of other assets for 2007 included a $5.1 million gain on the recovery of an investment in liquidation and a $0.6 million gain on the sale of an insurance policy.

Noninterest Expense

        Noninterest expense was $580.1 million in 2009, a decrease of $7.6 million, or 1 percent, from 2008. Noninterest expense increased $52.8 million, or 10 percent, in 2008 over 2007. The decrease from 2008 to 2009 was due primarily to lower personnel costs, reduced incentive compensation and a salary freeze, offset by higher FDIC costs, legal fees and OREO expense. The increase from 2007 to 2008 was largely due to a $9.4 million impairment of a contract intangible asset associated with an investment management affiliate, additional FDIC premiums, $1.6 million of legal settlement relating to licensing of check imaging and processing technology, and acquisitions of Business Bank of Nevada and Convergent Wealth during 2007.

        The following table provides a summary of noninterest expense by category:

Analysis of Changes in Noninterest Expense

		Increase (Decrease)			Increase (Decrease)
(in millions) (1)	2009	Amount	%	2008	Amount	%	2007
Salaries and employee benefits	$320.9	$(36.1)	(10.1)	$357.0	$25.9	7.8	$331.1

All Other:
Net occupancy of premises	50.4	0.9	1.8	49.5	6.0	13.8	43.5
Legal and professional fees	36.3	3.5	10.7	32.8	(3.2)	(8.9)	36.0
Information services	27.8	0.8	3.0	27.0	3.6	15.4	23.4
Depreciation and amortization	26.2	4.0	18.0	22.2	1.3	6.2	20.9
Marketing and advertising	20.1	(2.8)	(12.2)	22.9	1.1	5.0	21.8
Office services and equipment	15.0	(0.6)	(3.8)	15.6	0.1	0.6	15.5
Amortization of intangibles	7.4	(10.3)	(58.2)	17.7	8.8	98.9	8.9
Other real estate owned	8.0	7.4	1,233.3	0.6	0.6	NM	—
FDIC assessments	28.1	21.9	353.2	6.2	4.7	313.3	1.5
Other operating	39.9	3.6	9.9	36.3	4.0	12.4	32.3

Total all other	259.2	28.4	12.3	230.8	27.0	13.2	203.8

Total noninterest expense	$580.1	$(7.7)	(1.3)	$587.8	$52.9	9.9	$534.9

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

        Salaries and employee benefits expense decreased to $320.9 million, or 10 percent in 2009 from $357.0 million in 2008 primarily due to a reduction in incentive compensation and personnel costs, along with a salary freeze. Salaries and employee benefits expense for 2009 includes $14.4 million related to share-based compensation plans compared with $14.7 million for 2008 and $13.9 million for 2007. Salaries and employee benefits expense increased 8 percent in 2008 from 2007 largely due to the acquisition of Convergent Wealth in May 2007, higher performance-based compensation costs and staffing increases from the previous year. Full-time equivalent staff increased to 3,017 at December 31, 2009 from 2,989 at December 31, 2008 and 2,914 at December 31, 2007, due primarily to the ICB acquisition.

        The remaining noninterest expense categories increased $28.4 million or 12 percent, between 2008 and 2009. The increase is primarily attributable to higher FDIC costs, which grew $21.9 million from 2008, due to higher assessment rates and higher deposit levels. Total FDIC costs for 2009 also included the Company's $8.0 million share of a special assessment levied against all FDIC-insured deposits. Legal and professional expenses increased 11 percent due primarily to $2.0 million of transaction costs related to the ICB acquisition and higher OREO-related legal expenses. Other real estate owned expenses was $8.0 million in 2009 compared to $0.6 million in prior year due to increased OREO activity. Other operating expenses grew 10 percent from prior year and included a $1.3 million lease write-off relating to an affiliate.

        The remaining noninterest expense categories increased $27.0 million, or 13 percent, between 2007 and 2008 largely due to increased occupancy costs and information services expenses related to the acquisition of Convergent Wealth, rent increases, new office locations and new software and systems. The amortization of intangible assets, which include customer-relationship intangibles, increased significantly due to a $9.4 million impairment of a contract intangible asset in 2008.

        Net income attributable to noncontrolling interest (formerly minority interest expense), representing noncontrolling ownership interests in the net income of affiliates, decreased to $0.7 million in 2009, from $5.4 million in 2008 and $8.9 million in 2007. The decrease was primarily due to declining income of the Company's majority-owned wealth-management affiliates.

Segment Operations

        The Company's reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 22 on of the Notes to Consolidated Financial Statements.

Commercial and Private Banking

Comparison of 2009 to 2008

        Net income for the Commercial and Private Banking segment decreased by $143.0 million, or 92 percent, to $12.4 million for 2009 from $155.4 million for 2008. The decrease in net income for 2009 compared with the prior year was the result of a higher provision for credit losses and lower noninterest income. Refer to page 57 of this report for further discussion of the provision for credit losses. Net interest income decreased to $620.0 million for 2009 from $639.9 million for 2008. The favorable impact of loan growth on current year net interest income was offset by a lower net interest margin which has been impacted by historically low interest rates. Average loan balances increased to $12.30 billion for 2009 from $12.01 billion for 2008. Average deposits grew by 21 percent to $13.11 billion for 2009 from $10.87 billion for the previous year. Deposit growth occurred across all major deposit categories. Noninterest income declined 16 percent to $158.5 million for 2009 from $187.6 million for 2008. Increases in cash management and deposit transaction fees associated with the growth in deposits and increased demand for cash management services was offset by lower trust and investment fees and lower brokerage and mutual fund fees compared with the prior year. Noninterest expense, including depreciation and amortization, declined to $472.1 million for 2009 from $475.7 million for 2008. Reductions in personnel costs and the impact of other cost containment efforts offset higher FDIC insurance premiums, OREO expense and legal fees in 2009.

Comparison of 2008 to 2007

        Net income for the Commercial and Private Banking segment decreased by $47.8 million, or 24 percent, to $155.4 million for 2008 from $203.2 million for 2007. The decrease in net income for 2008 compared to the year earlier is primarily due to the higher provision for credit losses. Refer to page 57 of this report for further discussion of the provision for credit losses. Net interest income increased to $639.9 million for 2008 from $623.6 million for 2007. The increase in net interest income from the prior year was driven by loan growth across all major loan categories. Loan growth offset the impact of decreases in the prime rate and net interest margin compared with the previous year. Average loan balances grew by 10 percent to $12.01 billion for 2008 from $10.96 billion for 2007. Average deposits decreased to $10.87 billion for 2008 from $11.05 billion for 2007. The decrease was primarily due to the planned maturity and non-renewal of higher cost promotional certificates of deposits and to a decline in title and escrow deposits resulting from the slowdown in the housing and commercial real estate industries. Noninterest income increased 24 percent to $187.6 million for 2008 from $151.3 million for 2007. The increase is primarily due to higher cash management and deposit transaction fees, and to increases in mutual fund and international services fees. Noninterest expense, including depreciation and amortization, was $41.2 million, or 10 percent, higher for 2008 compared with 2007. Noninterest expense for 2008 includes a full year of expenses for the Business Bank of Nevada acquired in May 2007. Noninterest expense for 2008 also reflects higher staffing and occupancy costs associated with new offices, growth in software costs associated with new data processing systems and an increase in FDIC premiums compared to the year earlier.

Wealth Management

Comparison of 2009 to 2008

        The Wealth Management segment had net income attributable to City National Corporation ("CNC") of $2.5 million for 2009, a decrease of $30.1 million, or 92 percent, from $32.6 million for 2008. The decrease in net income compared with the previous year is a result of fee waivers on the money market funds due to the low interest rate environment, low equity market valuations, lower trading activity and narrower spreads at the broker dealer. Refer to page 58 of this report for a discussion of the factors impacting fee income for the Wealth Management segment. Additionally, noninterest income for 2009 includes a $2.1 million one-time charge related to the deconsolidation of an asset management affiliate. Noninterest expense, including depreciation and amortization, declined by 8 percent to $146.1 million for 2009 from $159.3 million for 2008. The decrease in noninterest expense compared with the year earlier is due to lower compensation costs that reflect lower incentive levels and staff count reductions, and noninterest expense for 2008 includes a $9.4 million impairment write down of a contract intangible. Decreases in noninterest expense for 2009 were partially offset by expenses related to Lee Munder Capital Group, an institutional asset management firm that was acquired in July 2009.

Comparison of 2008 to 2007

        The Wealth Management segment had net income attributable to CNC of $32.6 million for 2008, a decrease of $5.6 million, or 15 percent, from $38.3 million for 2007. Noninterest income increased by $4.8 million to $208.7 million for 2008 from $203.9 million for 2007. Noninterest expense, including depreciation and amortization, increased by 17 percent to $159.3 million for 2008 compared to $136.7 million for 2007. Noninterest expense for 2008 includes a $9.4 million impairment write down of a contract intangible, a full year of expenses for Convergent Wealth, compared with 8 months for 2007, and expenses related to the opening of the Los Angeles office of Convergent Wealth in 2008.

Other

Comparison of 2009 to 2008

        Net income attributable to CNC for the Other segment was $36.4 million for 2009 compared with a net loss of $83.1 million for 2008. Net interest income was $2.4 million for 2009 compared with net interest expense of $43.1 million for the prior year. Net interest income was favorably impacted by lower net funding costs in the Asset Liability Funding Center due to the decline in interest rates in 2009 and growth in core deposits. Noninterest income for the current year reflects a significant reduction in the elimination of intersegment revenues (recorded in the Other segment) compared with 2008 resulting from declines in trust, investment and brokerage fees, and includes a $38.2 million gain on the ICB acquisition. Additionally, net securities losses, which include securities sales net of impairment charges, decreased to $2.2 million for 2009 from $50.8 million for 2008. Impairment charges associated with investments in private equity and real estate funds increased to $3.7 million for 2009 from $0.1 million for 2008.

Comparison of 2008 to 2007

        The net loss attributable to CNC in the Other segment increased to $83.1 million for 2008 from $18.7 million for 2007. The increase in the net loss for the year is largely due to $28.6 million, after tax, of impairment charges recorded on investment securities. Results for the segment were also impacted by an increase in inter-segment revenue, which is eliminated in this segment and by higher net funding costs in the Asset Liability Funding Center, reflected as an increase in net interest expense.

Income Taxes

        The 2009 results reflect a tax benefit of $1.9 million for the year, which was attributable to lower income for the year and permanent tax differences that do not vary directly with the level of income and therefore have a larger relative impact on the effective tax rate when earnings are lower. The effective tax rate for 2009 was a negative tax rate equal to 3.8 percent of pretax income. The effective tax rate for 2008 was 27.5 percent, compared with 35.0 percent for 2007. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships and tax-exempt income on municipal bonds and bank-owned life insurance. The effective tax rate for the current and prior years reflect the adoption of new guidance related to accounting for noncontrolling interests that became effective January 1, 2009. The new guidance did not change the accounting for income taxes but it did change the presentation of income taxes in the consolidated financial statements. Noncontrolling interests' share of subsidiary earnings is no longer recognized as an expense in the computation of consolidated net income. A decline in the effective tax rate occurs because consolidated net income includes earnings allocable to the noncontrolling interest for which no tax expense is provided. The guidance requires that prior periods presented be restated retrospectively.

        The Company had net deferred tax assets of $164.0 million and $226.9 million as of December 31, 2009 and 2008, respectively. The acquisition of ICB resulted in a decrease in net deferred tax assets of $16.0 million in 2009.

        The Internal Revenue Service has completed its audit of the Company's tax returns for the year 2008 resulting in no material financial statement impact. The Company is currently being audited by the IRS for the year 2009 and by the Franchise Tax Board for the years 1998 through 2004. The potential financial statement impact, if any, resulting from the completion of these audits is expected to be minimal.

        From time to time, there may be differences in opinions with respect to the Company's tax treatment of certain transactions. A tax position which was previously recognized on the financial statements is not reversed unless it appears the benefits are no longer "more likely than not" to be sustained upon a challenge from the taxing authorities. The Company did not have any tax positions for which previously recognized benefits were reversed during the year ended December 31, 2009.

        See Note 10 of the Notes to Consolidated Financial Statements for further discussion of income taxes.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk results from the variability of future cash flows and earnings due to changes in the financial markets. These changes may also impact the fair values of loans, securities and borrowings. The values of financial instruments may fluctuate because of interest rate changes, foreign currency exchange rate changes, or other market changes. The Company's asset/liability management process entails the evaluation, measurement and management of market risk and liquidity risk. The principal objective of asset/liability management is to optimize net interest income subject to margin volatility and liquidity constraints over the long term. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company's liabilities. The Board of Directors approves asset/liability policies and annually reviews and approves the limits within which the risks must be managed. The Asset/Liability Management Committee ("ALCO"), which is comprised of senior management and key risk management individuals, sets risk management guidelines within the broader limits approved by the Board, monitors the risks and periodically reports results to the Board.

Risk Management Framework

        Risk management oversight and governance is provided through the Board of Directors' Audit and Risk Committee and facilitated through multiple management committees. Consisting of four outside directors, the Audit and Risk Committee monitors the Company's overall aggregate risk profile as established by the Board of Directors including all credit, market, liquidity, operational and regulatory risk management activities. The Committee reviews and approves the activities of key management governance committees that regularly evaluate risks and internal controls for the Company. These management committees include the Asset/Liability Management Committee, the Credit Policy Committee, the Senior Operations Risk Committee and the Risk Council, among others. The Risk Council reviews the development, implementation and maintenance of risk management processes from a Company-wide perspective, and assesses the adequacy and effectiveness of the Company's risk management policies and the Enterprise Risk Management program. Other management committees, with representatives from the Company's various lines of business and affiliates, address and monitor specific risk types, including the Compliance Committee, the Wire Risk Committee, and the Information Technology Steering Committee, and report periodically to the key management committees. The Senior Risk Management Officer and the Internal Audit and Credit Risk Review units provide the Audit and Risk Committee with independent assessments of the Company's internal control and related systems and processes.

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

        In recent years, the Company's core deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 86 percent and 77 percent of funding for average total assets in 2009 and 2008, respectively. Strong core deposits are indicative of the strength of the Company's franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

        A significant portion of remaining funding of average total assets is provided by short-term federal fund purchases and, to a lesser extent, sales of securities under repurchase agreements. These funding sources, on average, totaled $0.41 billion and $1.10 billion in 2009 and 2008, respectively. The Company also decreased its funding from other longer-term borrowings to $0.54 billion on average in 2009 from $1.07 billion in 2008. Market sources of funds comprise a relatively modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company's treasury department.

        Liquidity is further provided by assets such as federal funds sold and trading account securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $279.0 million during 2009 compared with $115.4 million in 2008. In addition, the Company has a remaining borrowing capacity of $3.50 billion as of December 31, 2009, secured by collateral, from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company's investment portfolio also provides a substantial secondary liquidity reserve. The portfolio of securities available-for-sale averaged $3.23 billion and $2.29 billion in 2009 and 2008, respectively. The unpledged portion of securities available-for-sale at December 31, 2009 totaled $3.07 billion. These securities could be used as collateral for borrowing or a portion could be sold. Maturing loans provide additional liquidity, and $3.42 billion, or 24 percent, of the Company's loans are scheduled to mature in 2010.

Interest Rate Risk

        Interest rate risk is inherent in financial services businesses. Interest rate risk results from assets and liabilities maturing or repricing at different times; assets and liabilities repricing at the same time but in different amounts or from short-term and long-term interest rates changing by different amounts (changes in the yield curve).

        The Company has established two primary measurement processes to quantify and manage exposure to interest rate risk: net interest income simulation modeling and economic value of equity analysis. Net interest income simulations are used to identify the direction and severity of interest rate risk exposure across a 12 and 24 month forecast horizon. Present value of equity calculations are used to estimate the price sensitivity of shareholders' equity to changes in interest rates. The Company also uses gap analysis to provide insight into structural mismatches of asset and liability cash flows.

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

        The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. The model projects net interest income assuming no changes in loans or deposit mix as it stood at December 31, 2009. Interest rate scenarios include stable rates and 100 and 200 basis point parallel shifts in the yield curve occurring gradually over a twelve-month period. Loan yields and deposit rates change over the twelve-month horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

        As of December 31, 2009, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields but are expected to lower interest expense somewhat thus improving net interest margin slightly to a level similar to December 31, 2008. At December 31, 2009, a gradual 100 basis point parallel increase in the yield curve over the next 12 months would result in an increase in projected net interest income of approximately 0.9 percent while a 200 basis point increase would increase projected net interest income by approximately 1.7 percent. This compares to an increase in projected net interest income of 0.8 percent with a 100 basis point increase and 1.8 percent with a 200 basis point increase at December 31, 2008. Interest rate sensitivity was little changed from the prior year. The Company's interest rate risk exposure remains within Board limits and ALCO guidelines.

        Economic Value of Equity:    The economic value of equity ("EVE") model is used to evaluate the vulnerability of the market value of shareholders' equity to changes in interest rates. The EVE model calculates the expected cash flow of all of the Company's assets and liabilities under sharply higher and lower interest rate scenarios. The present value of these cash flows is calculated by discounting them using the interest rates for that scenario. The difference between the present value of assets and the present value of liabilities in each scenario is the EVE. The assumptions about the timing of cash flows, level of interest rates and shape of the yield curve are the same as those used in the net interest income simulation. They are updated periodically and are reviewed by ALCO at least annually.

        The model indicates that the EVE is somewhat vulnerable to a sudden and substantial increase in interest rates. As of December 31, 2009, a 200-basis-point increase in interest rates results in a 5.0 percent decline in EVE. This compares to a 4.2 percent decline a year-earlier. The higher sensitivity is due to an increase in the duration gap between earning assets and interest-bearing liabilities resulting from the Imperial Capital Bank acquisition. Measurement of a 200 basis point decrease in rates as of December 31, 2009 and December 31, 2008 are not meaningful due to the current low rate environment.

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

Interest-Rate Risk Management

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

        Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest rate risk management instruments had $8.0 million of credit risk exposure at December 31, 2009 and $15.8 million as of December 31, 2008. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company's swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. As of December 31, 2009, collateral valued at $16.6 million had been received from swap counterparties. At December 31, 2008, collateral valued at $19.9 million had been received from swap counterparties.

        As of December 31, 2009, the Company had $828.2 million notional amount of interest-rate swaps designated as hedges, of which $378.2 million were designated as fair value hedges and $450.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges, consisting of positive mark-to-market of $26.8 million and net interest receivable of $1.8 million, resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $28.6 million. The net positive fair value of $8.5 million on cash flow hedges of variable-rate loans resulted in the recognition of other assets and an other comprehensive gain, and included a positive mark-to-market of

$8.1 million before taxes, a negative mark-to-market on certain cash flow hedges of $0.6 million, and net interest receivable of $1.0 million.

        The hedged subordinated debt and other long-term debt consists of City National Bank 10-year subordinated notes with a face value of $150.0 million due on September 1, 2011 and City National Corporation senior notes with a face value of $208.2 million due on February 15, 2013.

        Amounts to be paid or received on the cash flow hedge interest-rate swaps will be reclassified into earnings upon receipt of interest payments on the underlying hedged loans, including amounts totaling $12.0 million that increased net interest income during 2009. Comprehensive gains expected to be reclassified into net interest income within the next 12 months are $9.9 million.

	December 31, 2009				December 31, 2008
(in millions)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)
Fair Value Hedge
Interest Rate Swap
Certificates of deposit	$20.0	$0.9		0.9	$20.0	$1.4		1.9
Long-term and subordinated debt	358.2	27.7		2.3	370.9	34.6		3.3

Total fair value hedge swaps	378.2	28.6		2.2	390.9	36.0		3.2

Cash Flow Hedge
Interest Rate Swap
US Dollar LIBOR based loans	350.0	6.6		1.6	200.0	8.4		1.8
Prime based loans	100.0	1.9		0.6	125.0	3.8		1.3

Total cash flow hedge swaps	450.0	8.5		1.4	325.0	12.2		1.6

Fair Value and Cash Flow Hedge
Interest Rate Swaps	$828.2	$37.1	(1)	1.8	$715.9	$48.2	(1)	2.5

(1)
Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset, mark-to-market liability (if applicable) and net interest receivable or payable.

        The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

        The table below shows the notional amounts of the Company's interest-rate swap maturities and average rates at December 31, 2009 and December 31, 2008. Average interest rates on variable-rate instruments are based upon the Company's interest rate forecast.

Interest Rate Swap Maturities and Average Rates

(in millions)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
December 31, 2009
Notional amount	$185.0	$335.0	$—	$308.2	$—	$—	$828.2	$37.1
Weighted average rate received	5.41%	4.25%	—	3.59%	—	—	4.26%
Weighted average rate paid	1.46%	0.47%	—	0.26%	—	—	0.61%
December 31, 2008
Notional amount	$25.0	$185.0	$285.0	$—	$220.9	$—	$715.9	$48.2
Weighted average rate received	7.97%	5.41%	4.79%	0.00%	0.04	0.00%	4.93%
Weighted average rate paid	3.25%	1.59%	1.61%	0.00%	0.02	0.00%	1.83%

Other Derivatives

        The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated third parties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At December 31, 2009 and 2008, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $1.13 billion and $608.3 million, respectively.

Market Risk-Foreign Currency Exchange

        The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. The Company's policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At December 31, 2009, the Company's outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $332.9 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $3.4 million and $3.1 million, respectively.

BALANCE SHEET ANALYSIS

        Total assets were $21.08 billion at December 31, 2009, compared to $16.46 billion at December 31, 2008. Average assets were $17.71 billion for 2009, compared to $16.03 billion for 2008.

        Total average interest-earning assets were $16.33 billion in 2009, compared to $14.67 billion in 2008.

Securities

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

Securities Available-for-Sale

	December 31, 2009		December 31, 2008
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury	$73,597	$73,597	$45,709	$46,197
Federal agency—Debt	659,716	656,721	29,939	30,180
Federal agency—MBS	552,691	555,157	644,594	653,914
CMOs—Federal agency	2,294,676	2,306,111	563,310	569,369
CMOs—Non-agency	272,262	241,329	393,150	305,716
State and municipal	368,454	378,639	404,787	413,030
Other debt securities	82,163	76,506	98,419	74,343

Total debt securities	4,303,559	4,288,060	2,179,908	2,092,749
Equity securities and mutual funds	15,861	18,698	59,276	52,121

Total securities	$4,319,420	$4,306,758	$2,239,184	$2,144,870

        At December 31, 2009, the fair value of securities available-for-sale totaled $4.31 billion, an increase of $2.16 billion, or 101 percent from December 31, 2008. Primarily as a result of strong deposit growth in 2009, the Company purchased $3.63 billion of securities in 2009. The increase in securities from 2008 to 2009 was also due to the $314.4 million of securities acquired from the FDIC-assisted acquisition of ICB, in addition to improvements in the fair value of the Company's securities portfolio. The increase was offset by scheduled maturities of $455.8 million, paydowns of $552.6 million and securities sales of $823.9 million. The average duration of total securities available-for-sale at December 31, 2009 and 2008 was 2.9 and 2.7 years, respectively.

        At December 31, 2009, the securities available-for-sale portfolio had a net unrealized loss of $12.7 million, comprised of $46.0 million of unrealized gains and $58.6 million of unrealized losses. At December 31, 2008, the securities available-for-sale portfolio had a net unrealized loss of $94.3 million, comprised of $28.9 million of unrealized gains and $123.2 million of unrealized losses. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a component of other comprehensive income.

        The Company recognized $14.3 million of net realized gains on the sale of securities available-for-sale in 2009, which related primarily to the sale of CMOs and mortgage-backed securities. The following table provides the gross realized gains and losses on the sales of securities available-for-sale for 2009, 2008 and 2007:

	For the year ended December 31,
(in thousands)	2009	2008	2007
Gross realized gains	$22,696	$2,642	$2,937
Gross realized losses	(8,410)	(4,153)	(4,311)

Net realized gains (losses)	$14,286	$(1,511)	$(1,374)

        Interest income on available-for-sale securities is comprised of: (i) taxable interest income of $108.2 million, $86.1 million and $105.8 million for the years ended December 31, 2009, 2008, and 2007, respectively, (ii) nontaxable interest income of $14.4 million, $15.1 million and $15.1 million for the years ended December 31, 2009, 2008, and 2007, respectively, and (iii) dividend income of $1.2 million, $3.2 million and $1.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

        The following table provides the expected remaining maturities of debt securities included in the securities portfolio at December 31, 2009, except for mortgage-backed securities which are allocated according to their average expected maturities. Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total
U.S. Treasury	$73,597	$—	$—	$—	$73,597
Federal agency—Debt	310,445	250,563	95,713	—	656,721
Federal agency—MBS	2,547	190,648	304,740	57,222	555,157
CMOs—Federal agency	86,988	1,730,919	455,717	32,487	2,306,111
CMOs—Non-agency	10,095	145,758	85,476	—	241,329
State and municipal	35,013	141,620	148,956	53,050	378,639
Other debt securities	1,998	—	68,209	6,299	76,506

Total debt securities	$520,683	$2,459,508	$1,158,811	$149,058	$4,288,060

Amortized cost	$518,569	$2,451,095	$1,184,500	$149,395	$4,303,559

Impairment Assessment

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

        In accordance with ASC 320-35, when there are credit losses associated with an impaired debt security and the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company will separate the amount of the impairment into the amount that is credit related and the amount related to non-credit factors. The credit-related impairment is recognized in Net impairment loss recognized in earnings in the consolidated statements of income. The non-credit-related impairment is recognized in AOCI.

Securities Deemed to be Other-Than-Temporarily Impaired

        Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at December 31, 2009. The Company recorded credit loss impairment in earnings on available-for-sale securities of $16.4 million for the year ended December 31, 2009. The $17.2 million non-credit portion of impairment recognized at December 31, 2009 was recorded in AOCI. The Company recorded a $49.3 million impairment loss in earnings on available-for-sale securities in 2008. No impairment losses were recorded in 2007.

        The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

	For the year ended December 31,
(in thousands) Impairment Losses on Other-Than-Temporarily Impaired Securities	2009	2008	2007
Non-agency CMOs	$4,409	$—	$—
Collateralized debt obligation income notes	9,282	18,088	—
Perpetual preferred stock	1,124	21,884	—
Equity securities and mutual funds	1,630	9,308	—

Total	$16,445	$49,280	$—

        The following table provides a rollforward of credit related other-than-temporary impairment recognized in earnings for the year ended December 31, 2009. Credit related other-than-temporary impairment that was recognized in earnings during 2009 is reflected as an "Initial credit-related impairment" if the current period is the first time the security had a credit impairment. A credit-related other-than-temporary impairment is reflected as a "Subsequent credit-related impairment" if the current period is not the first time the security had a credit impairment.

(in thousands)	Year ended December 31, 2009
Balance, beginning of period	$8,083
Subsequent credit-related impairment	5,215
Initial credit-related impairment	4,409

Balance, end of period	$17,707

Non-Agency CMOs

        During 2009, the Company identified certain non-agency collateralized mortgage obligation securities ("CMOs") that were considered to be other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security. Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company concluded that the shortfall in expected cash flows represented a credit loss and recognized impairment losses in earnings totaling $4.4 million on its investments in CMOs year-to-date. The remaining other-than-temporary impairment for these securities was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates.

Collateralized Debt Obligation Income Notes

        Collateralized debt obligation income notes ("Income Notes") are equity interests in a multi-class, cash flow collateralized bond obligation backed by a collection of Trust Preferred securities issued by financial institutions. The equity interests represent ownership of all residual cash flow from the asset pools after all fees have been paid and debt issues have been serviced. Income Notes are collateralized by debt securities with stated maturities and are classified as Level 3 in the fair value hierarchy. Refer to Note 4, Fair Value Measurements, of the Notes to Consolidated Financial Statements for further discussion of fair value.

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

        The Company recorded a $9.3 million impairment loss in earnings on its investment in Income Notes in the first quarter of 2009 prior to their transfer to trading securities. The Income Notes were evaluated for impairment under the guidance applicable to certain debt securities which are beneficial interests in securitized financial assets and not considered to be of high credit quality. For these securities, other-than-temporary impairment exists when it is probable there has been an adverse change in estimated cash flows since the date of acquisition. Due to lack of activity in the market for Income Notes, the fair value of these securities was determined using an internal cash flow model that incorporated management's assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. The Company considered a number of factors in determining the discount rate used in the cash flow valuation model including the implied rate of return at the last date the market for Income Notes and similar securities was active, rates of return that market participants would consider in valuing the securities and indicative quotes from dealers.

Perpetual Preferred Stock

        The adjusted cost basis of the Company's investment in perpetual preferred stock issued by Freddie Mac and Fannie Mae was $0.6 million at December 31, 2009, compared with a fair value of $0.9 million, indicating that these securities were not impaired at year end. The Company previously recorded impairment losses totaling $23.0 million on these securities. Impairment losses of $1.1 million and $21.9 million were recognized in 2009 and 2008, respectively, following the action taken by the Federal Housing Finance Agency in September 2008 of placing these Government-Sponsored Agencies into conservatorship and eliminating the dividends on their preferred shares.

Mutual Funds

        The adjusted cost basis of available-for-sale mutual funds was $15.2 million at December 31, 2009, compared with a fair value of $17.8 million. The Company recognized a $1.6 million impairment loss on its investment in one high-yield bond fund in 2009.

        The following tables provide a summary of the gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of December 31, 2009 and December 31, 2008. The 2009 table includes investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
December 31, 2009
U.S. Treasury	$59,995	$2	$—	$—	$59,995	$2
Federal agency—Debt	437,548	3,646	—	—	437,548	3,646
Federal agency—MBS	285,328	4,055	—	—	285,328	4,055
CMOs—Federal agency	634,732	12,206	—	—	634,732	12,206
CMOs—Non-agency	35,192	428	180,699	30,809	215,891	31,237
State and municipal	18,187	340	4,500	390	22,687	730
Other debt securities	—	—	36,315	6,750	36,315	6,750

Total securities	$1,470,982	$20,677	$221,514	$37,949	$1,692,496	$58,626

December 31, 2008
Federal agency—MBS	$63,634	$719	$12,925	$167	$76,559	$886
CMOs—Federal agency	29,133	111	41,041	796	70,174	907
CMOs—Non-agency	172,899	50,631	132,818	36,803	305,717	87,434
State and municipal	39,974	1,275	4,769	211	44,743	1,486
Other debt securities	43,844	17,661	25,910	6,554	69,754	24,215

Total debt securities	349,484	70,397	217,463	44,531	566,947	114,928
Equity securities and mutual funds	36,129	8,309	—	—	36,129	8,309

Total securities	$385,613	$78,706	$217,463	$44,531	$603,076	$123,237

        At December 31, 2009, total securities available-for-sale had a fair value of $4.31 billion, which included the $1.69 billion of securities available-for-sale in an unrealized loss position as of December 31, 2009. This balance consists of $1.65 billion of temporarily impaired securities and $43.5 million of securities that had non-credit related impairment recognized in AOCI. At December 31, 2009, the Company had 155 debt securities in an unrealized loss position. The debt securities in an unrealized loss position include 1 U.S. Treasury bill, 15 Federal agency debt securities, 30 Federal agency MBS, 44 Federal agency CMOs, 29 private label CMOs, 32 state and municipal securities and 4 other debt securities.

        The largest component of the unrealized loss at December 31, 2009 was $31.2 million related to non-agency collateralized mortgage obligations. The Company monitors the performance of the mortgages underlying these bonds. Although there has been some deterioration in collateral performance during 2009 due to declines in the housing market, the Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs held largely to the current absence of liquidity in the credit markets and increases in interest rates, not to deterioration in credit quality. Other than the $4.4 million credit loss discussed in Non-Agency CMOs above, the Company expects to receive all contractual principal and interest payments due on its CMO debt securities. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high-end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of further other-than-temporary impairment charges.

        Other debt securities includes the Company's investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities ("CDOs") issued by a geographically diverse pool of small- and medium-sized financial institutions. Liquidity pressures in 2008 and in 2009 caused a general decline in the value of corporate debt. The CDOs held in securities available-for-sale at December 31, 2009 are the most senior tranches of each issue. The market for CDOs was inactive in 2008 and 2009, therefore, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $4.9 million unrealized loss at December 31, 2009. The Company attributes the unrealized loss to the illiquid credit markets. The senior notes have collateral that exceeds the outstanding debt by approximately 33 percent. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

        The Company does not consider the debt securities in the above table to be other than temporarily impaired at December 31, 2009.

        At December 31, 2008, total securities available-for-sale had a fair value of $2.14 billion, which included temporarily impaired securities of $603.1 million. As of December 31, 2008, the Company had 109 debt securities in an unrealized loss position, including 29 CMO securities, 10 mortgage-backed securities, 55 state and municipal securities and 15 other debt securities. As of December 31, 2008, the Company had 2,012 equity securities and 5 mutual funds in an unrealized loss position.

Loan Portfolio

        Total loans were $14.00 billion, $12.44 billion, and $11.63 billion at December 31, 2009, 2008, and 2007, respectively. Total loans, excluding covered loans, were $12.15 billion as of December 31, 2009. The covered loans represent loans acquired from the FDIC that are subject to a loss sharing agreement. Total loans increased $1.55 billion during 2009 compared with 2008, due primarily to the purchase of loans in the FDIC-assisted acquisition of ICB on December 18, 2009. The Company acquired loans of $1.85 billion (net of fair value adjustment of $517.6 million), consisting primarily of multifamily residential and commercial real estate loans. Total loans, excluding covered loans, decreased $297.4 million during 2009 compared with 2008. Commercial loans, including lease financing, and commercial real estate mortgage loans decreased 2 percent and 1 percent, respectively. Construction loans decreased $416.4 million, or 33 percent, from 2008. Residential mortgage loans grew $118.6 million, or 3 percent.

        Total loans increased $813.6 million during 2008 compared with 2007 due to increased loan demand augmented by the acquisition of BBNV. Commercial loans, including lease financing, increased $324.3 million. Residential mortgage loans and commercial real estate loans grew $468.7 million while construction loans decreased $177.7 million.

        The following table shows the Company's consolidated loans by type of loan and their percentage distribution:

	December 31,
(in thousands)	2009	2008	2007	2006	2005
Commercial	$4,335,052	$4,433,755	$4,193,436	$3,869,161	$3,388,640
Commercial real estate mortgages	2,161,451	2,184,688	1,954,539	1,710,113	1,857,273
Residential mortgages	3,533,453	3,414,868	3,176,322	2,869,775	2,644,030
Real estate construction	835,589	1,252,034	1,429,761	1,115,958	724,879
Equity lines of credit	734,182	635,325	432,513	404,657	333,548
Installment loans	172,566	173,779	178,195	201,125	200,296
Lease financing	374,615	349,810	265,872	215,216	116,936

Loans and leases, excluding covered loans	$12,146,908	$12,444,259	$11,630,638	$10,386,005	$9,265,602
Covered loans	1,851,821	—	—	—	—

Total loans and leases	$13,998,729	$12,444,259	$11,630,638	$10,386,005	$9,265,602

Commercial	35.7%	35.6%	36.1%	37.3%	36.6%
Commercial real estate mortgages	17.8	17.6	16.8	16.5	20.0
Residential mortgages	29.1	27.4	27.3	27.6	28.5
Real estate construction	6.9	10.1	12.3	10.7	7.8
Equity lines of credit	6.0	5.1	3.7	3.9	3.6
Installment loans	1.4	1.4	1.5	1.9	2.2
Lease financing	3.1	2.8	2.3	2.1	1.3

Loans and leases, excluding covered loans	100.0%	100.0%	100.0%	100.0%	100.0%

        The Company's loan portfolio consists primarily of loans for business and real estate purposes. Generally, loans are made on the basis of an available cash-flow repayment source as the first priority, with collateral being a secondary source for loan qualification. Although the legal lending limit for any one borrowing relationship was $318.1 million at December 31, 2009, the Bank has established "house limits" for individual borrowings. These limits vary by internal risk rating.

        The Company's lending activities are predominantly in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at December 31, 2009, California represented 88 percent of total loans outstanding and Nevada and New York represented 2 percent and 4 percent, respectively. The remaining 6 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. California has experienced significant declines in real estate values and adverse effects of the recession. California also faces a significant budget deficit and its unemployment rate at December 31, 2009 was approximately 12 percent. The Company's loan portfolio has been affected by the economy, but the impact is lessened by the Company having most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego and lesser in the outlying suburban communities that have seen higher declines in real estate values. The economic decline has been more severe in Nevada. The Nevada economy is heavily dependent on travel, tourism and construction. During early 2008, financial conditions in these sectors began to deteriorate rapidly. The decline in the economy has led to an increase in the Nevada unemployment rate to approximately 13 percent. The consensus outlook for 2010 is that the Nevada economy will remain challenged as residential foreclosures continue to mount and overall consumer spending, which correlates to travel and tourism spending, is expected to remain suppressed given nationwide higher unemployment and general uncertainty about the economy. The Company's Nevada portfolio has been broadly affected with the most significant stress in the construction and land portfolios. The Company has very few residential mortgage loans in Nevada. The New York loan portfolio primarily relates to private banking clients in the Entertainment and Legal industries which continue to perform well.

        The following loan information excludes covered loans. Covered loans are discussed in more detail on Page 81 of this section.

Commercial and Lease Financing

        Commercial loans, including lease financing, were $4.71 billion at December 31, 2009, representing 38.8 percent of the loan portfolio, excluding covered loans, compared with $4.78 billion, or 38.4 percent of the loan portfolio, at December 31, 2008. The average outstanding loan balance per borrower in the commercial loan portfolio at December 31, 2009 was approximately $1.1 million. See also "Results of Operations—Net Interest Income."

        To grow, diversify and manage concentration risk of the Company's loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits ("SNC"). As of December 31, 2009, purchased SNC commitments totaled $1.03 billion, or 6 percent of total loan commitments. Outstanding loan balances on purchased SNCs were $631.0 million, or approximately 5 percent of total loans outstanding, excluding covered loans, and 4.5 percent of total loans outstanding at December 31, 2009. At December 31, 2008, purchased SNC commitments totaled $1.31 billion, and outstanding balances totaled $707.9 million. The decline in the purchased SNC portfolio during 2009 was related to real estate and commercial credits.

        SNC purchases represent a prudent portfolio growth and diversification strategy for the Company. It provides the Company the opportunity to extend credit and other fee-based services and products to companies and their owners and/or principals, whose borrowing needs exceed the Company's desired credit exposure to one borrower. Risk is shared among several banks. The Company generally purchases SNCs where either the owner or the borrower has operations domiciled in the Company's market area and where there is an opportunity to cross-sell products and services in addition to the subject credit facility. The Company performs a similar level of due diligence on SNC as it does for non-SNC credit facilities. The amount of purchased SNC loans is controlled and monitored through the Company's concentration limits. SNC loans are originated by selected departments that specialize and understand the complexity of larger loans and borrowers. By definition there is no fundamental difference in credit risk between a SNC and a non-SNC borrower. The Company believes the primary risk associated with a SNC loan compared to a non-SNC loan is that the account management strategy is subject to a consensus agreement among the agent bank and the lenders, which may differ from the Company's account management strategy. The Company manages this risk by purchasing SNC loans only from pre-approved agent banks, where the Company evaluates the agent bank's industry and management expertise. Additionally, the Company evaluates the financial capacity of the agent bank through its Regulation F process for managing Interbank liabilities. This includes performing periodic financial analyses of the agent bank and tracking and maintaining exposure levels consistent with the credit quality.

        The commercial loan portfolio at December 31, 2009 also includes $73.4 million of loans to borrowers in the for-sale housing industry not secured by real estate.

        Following is a breakdown of commercial loans and lease financing to businesses engaged in the industries listed:

Commercial Loans and Leases by Industry

	December 31,
(in thousands)	2009	%	2008	%
Services (1)	$868,090	18.4	$1,000,811	20.9
Entertainment	1,010,704	21.5	853,239	17.8
Wholesale trade	253,464	5.4	330,816	6.9
Manufacturing	352,924	7.5	419,527	8.8
Public finance	257,002	5.4	240,665	5.0
Real estate owner/lessors (2)	461,885	9.8	494,832	10.3
Construction/development (2)	233,749	5.0	253,749	5.3
Finance and insurance	705,429	15.0	598,117	12.5
Retail trade	377,352	8.0	361,019	7.5
Other	189,068	4.0	230,790	5.0

Total	$4,709,667	100.0	$4,783,565	100.0

Nonaccrual loans	$81,989		$46,238

Percentage of total commercial loans	1.74%		0.97%

(1)
Legal, membership organizations, engineering and management services, etc.

(2)
Not secured by real estate.

Residential Mortgage

        Residential mortgage loans, which comprised 29.1 percent of total loans, excluding covered loans, in 2009, grew $118.6 million, or 3 percent, to $3.53 billion at December 31, 2009. In 2009, 100 percent of the portfolio was originated internally, primarily as an accommodation to existing clients. The Company has not purchased any residential mortgage loans since 1997, except for CRA purposes and the $7.5 million of residential mortgage loans acquired in the FDIC-assisted acquisition of ICB. The residential first mortgage loans originated internally have a weighted average loan-to-value ("LTV") ratio of 49 percent at origination for 2009, compared to 50 percent for 2008. The average loan-to-value ratio is calculated as a simple average of LTV ratios at origination. The Company's average LTV ratio has remained steady and is indicative of the quality of the Company's underwriting standards. The average outstanding loan balance per borrower in the residential mortgage loan portfolio at December 31, 2009 was $0.9 million. At December 31, 2009, residential mortgage loans totaling approximately $15.5 million were on nonaccrual.

        The following table provides the composition of residential mortgage loans at December 31, 2009 by LTV ratio at origination:

Loan-to-value	Residential Mortgages
Less than 60%	61.1%
Over 60% through 65%	11.4
Over 65% through 70%	10.7
Over 70% through 75%	10.0
Over 75% through 80%	6.6
Over 80%	0.2

Commercial Real Estate Mortgage

        Commercial real estate mortgages, representing 17.8 percent of the loan portfolio, excluding covered loans, were comprised of 94.8 percent commercial properties and 5.2 percent multi-family condominium or apartment loans. The average outstanding loan balance per borrower in the commercial real estate mortgage portfolio at December 31, 2009 was $2.0 million. A breakdown of real estate mortgage loans by collateral type follows:

Commercial Real Estate Mortgage Loans by Collateral Type

	December 31,
(in thousands)	2009	%	2008	%
Industrial	$885,948	41.0	$959,854	43.9
Office buildings	461,525	21.4	443,545	20.3
Shopping centers	267,202	12.4	218,832	10.0
Land, agriculture	45,442	2.1	46,578	2.1
Non-profit (religious/schools)	22,330	1.0	24,621	1.1
Auto dealership	51,258	2.4	50,486	2.3
Condominiums/apartments	112,917	5.2	119,117	5.5
Other	314,829	14.5	321,655	14.8

Total	$2,161,451	100.0	$2,184,688	100.0

Nonaccrual loans	$76,027		$8,924

Percentage of total commercial real estate mortgage loans	3.52%		0.41%

Real Estate Construction

        The real estate construction portfolio includes land loans and loans to develop or construct and sell residential and commercial properties. These loans represent 6.9 percent of the Company's $12.15 billion loan portfolio, excluding covered loans, and a significant majority of the loans have guarantors. The real estate construction portfolio includes approximately $190.2 million of loans to borrowers in the for-sale housing industry. Real estate construction loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project, and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to the project's incurred costs, sales price and absorption. The average outstanding loan balance per borrower in the real estate construction loan portfolio at December 31, 2009 was $6.6 million. Following is a breakdown of real estate construction loans by collateral type:

Real Estate Construction Loans by Collateral Type

	December 31,
(in thousands)	2009	%	2008	%
Industrial	$135,219	16.2	$182,746	14.6
1-4 family	82,420	9.9	181,863	14.5
Office buildings	86,210	10.3	139,463	11.1
Land, commercial	140,341	16.8	233,513	18.7
Land, residential	107,766	12.9	177,269	14.2
Shopping centers	90,982	10.9	139,021	11.1
Condominiums/apartments	124,932	14.9	138,339	11.0
Other	67,719	8.1	59,820	4.8

Total	$835,589	100.0	$1,252,034	100.0

Nonaccrual loans	$202,605		$149,536

Percentage of total real estate construction loans	24.25%		11.94%

        The construction loan portfolio continued to show signs of weakness during 2009. In the commercial sector, sales and lease absorption rates slowed, and values and lease rates declined due to economic slowdown. In the residential sector, the value of land continued to deteriorate even as new home sales activity in certain markets continues to strengthen.

Equity Lines of Credit

        Equity lines of credit which comprised 6.0 percent of total loans, excluding covered loans, at December 31, 2009 are made primarily to existing clients. Equity lines of credit originated internally have an average LTV ratio of 53 percent at origination for 2009, compared to 54 percent for 2008. The average loan-to-value ratio is calculated as a simple average of LTV ratios at origination. The quality of the portfolio is due to the Company's conservative underwriting standards at origination. The average outstanding loan balance per borrower in the equity lines of credit portfolio at December 31, 2009 was $0.3 million. At December 31, 2009, equity lines of credit totaling approximately $3.4 million were on nonaccrual.

        The following table provides the composition of equity lines of credit at December 31, 2009 by LTV ratio at origination:

Loan-to-value	Equity lines of credit
Less than 60%	60.7%
Over 60% through 65%	12.5
Over 65% through 70%	11.6
Over 70% through 75%	9.0
Over 75% through 80%	4.7
Over 80%	1.5

Installment

        Installment loans consist primarily of loans to individuals for personal purchases. At December 31, 2009, installment loans comprised 1.4 percent of total loans, excluding covered loans. The average outstanding loan balance per borrower in the installment loan portfolio at December 31, 2009 was $0.1 million. Installment loans totaling approximately $9.2 million were on nonaccrual at December 31, 2009.

Covered Loans

        Covered loans represent loans acquired from the FDIC that are subject to a loss sharing agreement and were $1.85 billion as of December 31, 2009. The Company evaluated the acquired loans and concluded that all loans would be accounted for under ASC 310-30. Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments. The following table reflects the carrying value of the acquired loans as of December 31, 2009:

(in thousands)	December 31, 2009
Multifamily residential	$1,183,972
Commercial real estate	454,124
Construction and land	193,179
Other	20,547

Total covered loans	$1,851,822

        As of December 18, 2009, the preliminary estimates of the contractually required payments receivable for all acquired impaired loans were $3.84 billion, the cash flows expected to be collected were $2.55 billion, and the fair value of the loans was $1.86 billion. These amounts were determined based on the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. None of the acquired loans were classified as nonaccrual loans at December 31, 2009. Interest income is recognized on acquired impaired loans through accretion of the difference between the carrying amount of the loans and their expected cash flows. There was no allowance for loan losses related to the acquired impaired loans as of December 31, 2009. Because of the short time period between the closing of the transaction and December 31, 2009, certain amounts related to the acquired impaired loans are preliminary estimates and adjustments to these amounts may occur as the Company finalizes its analysis of these loans.

        Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the period from December 18, 2009 through December 31, 2009:

	December 31, 2009
(in thousands)	Carrying Amount of Loans	Accretable Yield
Balance at beginning of period (1)	$1,862,515	$691,086
Accretion	3,960	(3,960)
Payments received	(14,653)	—

Balance at end of period	$1,851,822	$687,126

(1)
Represents the fair value of acquired impaired loans at acquisition date.

        The Company recorded an FDIC indemnification asset that represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans and OREO. The FDIC indemnification asset was $380.7 million at December 31, 2009.

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

        Inherent in any loan portfolio are risks associated with certain types of loans. The Company assesses and manages credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies, and internal monitoring. As part of the control process, an independent credit risk review department regularly examines the Company's loan portfolio and other credit-related products, including unused commitments and letters of credit. In addition to this internal credit process, the Company's loan portfolio is subject to examination by external regulators in the normal course of business. Credit quality is influenced by underlying trends in the economic and business cycle. The Company also seeks to manage and control its risk through diversification of the portfolio by type of loan, industry concentration, and type of borrower as well as specific maximum loan-to-value guidelines at origination for various categories of real estate-related loans other than residential first mortgage loans. These ratios exclude acquired loans that are covered by an FDIC loss share agreement and are as follows:

LTV Guidelines

Category of Real Estate Collateral	LTV Ratio
1-4 family	75%
Multi-family	75
Equity lines of credit	75
Industrial	75
Shopping centers	75
Churches/religious	65
Office building	70
Other improved property	65
Acquisition and development	65
Land, nonresidential	50

        During 2008, the Company reduced the LTV guidelines at origination for residential mortgages and equity lines of credit to 75 percent from 80 percent. The reduction in these LTV guidelines was in response to declining home prices. At December 31, 2009, loans with LTV ratios in the 75 percent to 80 percent range at origination represented 6.6 percent of residential mortgages and 4.7 percent of equity lines of credit. These loans were originated in years 2001 through 2009.

Underwriting Guidelines

        The Company has established underwriting guidelines for the origination of commercial loans. Generally, the factors listed below are considered in the evaluation of a loan request. Additionally, the credit facilities are governed by loan agreements which require the periodic submission of financial and collateral information that enables the Company to ascertain the financial condition of the borrowers and guarantors, adherence with covenants and condition of collateral.

Commercial Loans

  •
  Character and creditworthiness of the borrower and guarantors

  •
  Financial capacity of the guarantor including an assessment of their balance sheet, income statement and statement of cash flow

  •
  Collateral

  •
  Industry trends and economic conditions

  •
  Stress testing for changes in interest rates, cash flow and other assumptions

  •
  Condition and requirements of the debt markets to determine the borrower's ability to refinance the loan at maturity

Commercial Real Estate and Construction Loans

  •
  Character and creditworthiness of the borrower and guarantors

  •
  Project feasibility including but not limited to location, project design, functionality and market conditions

  •
  Trends in lease rates, sale prices, absorption rates, lessee rollover rates and pre-leasing

  •
  Loan to value

  •
  Cash equity in project or collateral

  •
  Debt service coverage

  •
  Stress testing for changes in interest rates, cap rates and other factors

  •
  Condition and requirements of the debt markets to determine the borrowers' ability to refinance the loan at maturity

Residential Mortgage Loans

  •
  Debt to income ratios

  •
  Housing expense to income ratios

  •
  Loan to value

  •
  FICO score

  •
  Liquidity reserves available

  •
  Down payment

  •
  Stability of income

  •
  Documentation types are limited to full documentation or stated income, verified assets

  •
  The loan amount of any stated income, verified asset loan is further limited by a combination of LTV (maximum of 65 percent) and FICO score

Equity Lines of Credit

  •
  Debt to income ratios

  •
  Payment for underwriting calculated as if line is fully extended and amortized over 15 years

  •
  Variable rate loans are underwritten at fully indexed rate

  •
  Cumulative loan to value

  •
  Stability of income

  •
  Full documentation only

  •
  Lien position limited to 1st or 2nd position

  •
  Owner-occupied or vacation homes only

        The Company underwrites variable rate loans at fully indexed rates.

        Hybrid loans have a 30-year maturity with a fixed period ranging from 3 to 10 years which converts to an adjustable rate mortgage with full amortization over the remaining maturity. All hybrid loans are tied to the 1-Year Constant Maturities Treasury (CMT) index, with interest rate adjustments occurring annually. The initial rate cap is a maximum of 2 percent for 3-year fixed-rate period loans and 5 percent for 5, 7 and 10-year fixed-rate period loans. The annual rate cap thereafter is a maximum of 2 percent, with lifetime caps of 6 percent and 5 percent, respectively. The minimum floor rate is 3.5 percent. The Company does not originate negative amortization loans. The Company typically originates mortgage loans to existing private banking clients whose history is well known to the Company. The underwriting policies for hybrid loans are the same as the underwriting policies for residential mortgage loans.

        The Company's loan policy provides that any term loan on non-owner occupied properties should have minimum debt service coverage at origination ranging from 1.25 to 1 through 1.35 to 1 depending on property type. Any exception to these guidelines requires approval at higher levels of authority based on the type of exception. Exceptions are reviewed by the Credit Policy Committee of the Bank.

        The federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution's total risk-based capital, and both total CRE loans represent 300 percent or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50 percent or more within the last 36 months. As of December 31, 2009, total loans for construction, land development and other land represented 52 percent of total risk-based capital; total CRE loans represented 196 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 55 percent over the last 36 months.

        The Company has no residential mortgage loans with high LTVs at origination (as defined in FDICIA as greater than 90 percent), loans with option ARM terms, as defined in ASC 825-10-55, "Financial Investments—Concentrations Involving Loan Product Terms," or that allow for negative amortization. The Company does offer interest-only loans. Excluding covered loans, there were interest-only residential mortgages totaling approximately $945.1 million and home equity lines of credit totaling approximately $734.2 million as of December 31, 2009. As of December 31, 2008, there were interest-only residential mortgages totaling approximately $873.7 million and home equity lines of credit totaling approximately $635.3 million.

        The Company's policy defines subprime loans as loans to applicants who typically have impaired credit histories, reduced repayment capacity, and a relatively higher default probability. Subprime credit risk characteristics may include:

  –
  Two or more 30-day delinquencies in the last 12 months, or one or more 60-day delinquencies in the last 24 months;

  –
  A judgment, foreclosure, repossession, or charge-off in the prior 24 months;

  –
  A bankruptcy in the last five years;

  –
  A credit bureau risk score (FICO) of 660 or less; and/or

  –
  Debt-to-income ratio of 50 percent or greater

        The Company does not, and has not, offered a subprime loan program. All loans are judgmentally underwritten by reviewing the client's credit history, payment capacity and collateral value. The Company does not consider loans with the above characteristics to be subprime if strong and verifiable mitigating factors exist. Mitigating factors include guarantees, low LTV ratios and verified liquidity. As of December 31, 2009, the Company did not have any subprime loans in its loan portfolio based on the Company's definition.

        Floating-rate loans comprised 69.2 percent of the total loan portfolio at December 31, 2009 compared to 63.6 percent at December 31, 2008. At December 31, 2009, 77.9 percent of outstanding commercial loans, including lease financing, 37.2 percent of commercial real estate loans, 51.7 percent of residential real estate loans, 68.7 percent of installment loans and 69.2 percent of covered loans were floating-rate loans. Hybrid loans, which convert from fixed to floating rates, are included in floating-rate loans.

        The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities.

Loan Maturities

	December 31, 2009
(in thousands)	Commercial	Residential Mortgages	Commercial Real Estate Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Covered Loans	Total
Aggregate maturities of balances due:
In one year or less
Interest rate—floating	$2,000,756	$39,686	$201,322	$507,295	$24,781	$107,642	$284,912	$3,166,394
Interest rate—fixed	127,311	27,100	38,686	34,021	—	869	28,415	256,402
After one year but within five years
Interest rate—floating	1,366,616	26,084	335,375	277,355	32,260	4,285	203,329	2,245,304
Interest rate—fixed	488,289	75,269	389,476	14,469	—	20,141	34,918	1,022,562
After five years
Interest rate—floating	303,076	1,759,785	267,752	774	677,141	6,537	1,262,915	4,277,980
Interest rate—fixed	423,619	1,605,529	928,840	1,675	—	33,092	37,332	3,030,087

Total loans	$4,709,667	$3,533,453	$2,161,451	$835,589	$734,182	$172,566	$1,851,821	$13,998,729

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

Asset Quality

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

        A consequence of lending activities is that losses may be experienced. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, changing interest rates, and the financial performance of borrowers. The allowance for loan and lease losses and the reserve for off-balance sheet credit commitments which provide for the risk of losses inherent in the credit extension process, are increased by the provision for credit losses charged to operating expense. The allowance for loan and lease losses is decreased by the amount of charge-offs, net of recoveries. There is no exact method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

        The Company has an internal credit risk analysis and review staff that issues reports to the Audit and Risk Committee of the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem loans, potential problem loans and loans to be charged off, an assessment of the overall quality and collectibility of the portfolio, consideration of the credit loss experience, trends in problem loans and concentration of credit risk, as well as current economic conditions, particularly in California and Nevada. Management then evaluates the allowance, determines its appropriate level and the need for additional provisions, and presents its analysis to the Audit and Risk Committee which ultimately reviews and approves management's recommendation.

        The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the level deemed appropriate by management, as determined through application of the Company's allowance methodology procedures. See "Critical Accounting Policies" on page 39.

        The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the five years ended December 31:

	Year ended December 31,
(in thousands)	2009	2008	2007	2006	2005
Loans and leases outstanding, excluding covered loans	$12,146,908	$12,444,259	$11,630,638	$10,386,005	$9,265,602

Average loans and leases outstanding, excluding covered loans	$12,296,619	$12,088,715	$11,057,411	$9,948,363	$8,875,358

Allowance for loan and lease losses (1)
Balance, beginning of the year	$224,046	$168,523	$155,342	$153,983	$148,568
Loans charged-off:
Commercial	(93,590)	(25,257)	(7,768)	(7,320)	(6,575)
Commercial real estate mortgages	(8,775)	(552)	(297)	(94)	(1,898)
Residential mortgages	(2,514)	—	—	—	—
Real estate construction	(125,358)	(44,097)	(5,929)	(684)	—
Equity lines of credit	(2,016)	—	(50)	(11)	—
Installment	(5,018)	(1,116)	(187)	(62)	(95)

Total loans charged-off	(237,271)	(71,022)	(14,231)	(8,171)	(8,568)

Recoveries of loans previously charged-off:
Commercial	5,908	2,034	5,265	9,482	16,055
Commercial real estate mortgages	112	—	11	1,305	345
Residential mortgages	109	62	—	—	3
Real estate construction	4,907	348	438	68	1,300
Equity lines of credit	2	—	—	—	41
Installment	317	100	40	113	84

Total recoveries	11,355	2,544	5,754	10,968	17,828

Net loans (charged-off)/recovered	(225,916)	(68,478)	(8,477)	2,797	9,260
Provision for credit losses	285,000	127,000	20,000	(610)	—
Transfers from (to) reserve for off-balance sheet credit commitments	5,363	(2,999)	(2,855)	(828)	(3,845)
Allowance of acquired institution	—	—	4,513	—	—

Balance, end of the year	$288,493	$224,046	$168,523	$155,342	$153,983

Net (charge-offs)/recoveries to average loans and leases, excluding covered loans	(1.84)%	(0.57)%	(0.08)%	0.03%	0.10%

Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	2.38%	1.80%	1.45%	1.50%	1.66%

Reserve for off-balance sheet credit commitments
Balance, beginning of the year	$22,703	$19,704	$16,424	$15,596	$11,751
Recovery of prior charge-off	—	—	(67)	—	—
Reserve of acquired institution	—	—	492	—	—
Provision for credit losses/transfers	(5,363)	2,999	2,855	828	3,845

Balance, end of the year	$17,340	$22,703	$19,704	$16,424	$15,596

(1)
The allowance for loan and lease losses does not include any amounts related to loans acquired from the FDIC-assisted acquisition of ICB that are accounted for under ASC 310-30.

        Based on an evaluation of individual credits, previous loan and lease loss experience, management's evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses as shown for the past five years in the table below:

Allocation of Allowance for Loan and Lease Losses

	Allowance amount					Percent of loans to total loans
(in thousands)	2009	2008	2007	2006	2005	2009	2008	2007	2006	2005
Commercial and lease financing	$134,297	$100,485	$81,221	$82,984	$82,120	39%	38%	38%	39%	38%
Residential mortgages	15,546	9,140	9,255	8,778	8,423	29	27	27	28	29
Commercial real estate mortgages	63,184	44,041	33,241	35,630	37,010	18	18	17	16	20
Real estate construction	65,263	62,901	38,455	17,309	15,082	7	10	12	11	8
Equity lines of credit	4,536	3,602	2,997	6,951	6,500	6	5	4	4	4
Installment	5,667	3,877	3,354	3,690	4,848	1	2	2	2	1

Total	$288,493	$224,046	$168,523	$155,342	$153,983	100%	100%	100%	100%	100%

        While the allowance is allocated by loan type above, the allowance is general in nature and is available for the portfolio in its entirety. The increase in allowance for 2009 reflects the continuing disruptions in the credit markets and economic environment. Refer to the Recent Developments section of this report for further discussion. In 2008, increased allocations to commercial, commercial real estate mortgage and real estate construction loans reflected the upheaval in the credit markets and ongoing weakness in the housing sector.

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

        At December 31, 2009, there were $375.7 million of impaired loans included in nonaccrual loans, with an allowance allocation of $55.8 million. Impaired loans with an allocated allowance were $274.7 million and impaired loans without an allocated allowance were $101.0 million. The remaining $13.0 million of nonaccrual loans at December 31, 2009 are loans under $500,000 that are not individually evaluated for impairment. At December 31, 2008, there were $204.5 million of impaired loans included in nonaccrual loans that had an allowance of $25.6 million allocated to them.

Nonaccrual, Past Due, and Restructured Loans

        Total nonperforming assets (nonaccrual loans and OREO), excluding covered OREO, were $442.0 million, or 3.62 percent of total loans and OREO, excluding covered assets, at December 31, 2009, compared with $222.5 million, or 1.79 percent of total loans and OREO, at December 31, 2008. The Company had OREO of $53.3 million and $11.4 million at December 31, 2009 and December 31, 2008, respectively. Nonperforming covered assets consist of OREO of $60.6 million at December 31, 2009.

        Troubled debt restructured loans were $11.2 million, before specific reserves of $1.0 million, at December 31, 2009. At December 31, 2008, the Company had no troubled debt restructured loans.

        The following table presents information concerning nonaccrual loans, OREO and loans which are contractually past due 90 days or more as to interest or principal payments and still accruing:

	December 31,
(in thousands)	2009	2008	2007	2006	2005
Nonaccrual loans:
Commercial	$81,989	$46,238	$17,103	$2,977	$5,141
Commercial real estate mortgages	76,027	8,924	1,621	4,849	923
Residential mortgages	15,488	3,171	387	—	294
Real estate construction	202,605	149,536	55,632	12,678	7,650
Equity lines of credit	3,422	1,921	679	—	21
Installment	9,176	1,352	139	379	371

Total	388,707	211,142	75,561	20,883	14,400
OREO, excluding covered OREO	53,308	11,388	—	—	—

Total nonperforming assets, excluding covered OREO	$442,015	$222,530	$75,561	$20,883	$14,400

Covered OREO	$60,558	$—	$—	$—	$—
Nonaccrual loans as a percentage of total loans, excluding covered loans	3.20%	1.70%	0.65%	0.20%	0.16%
Nonperforming assets, excluding covered OREO as a percentage of total loans and OREO, excluding covered assets	3.62	1.79	0.65	0.20	0.16
Allowance for loan and lease losses to nonaccrual loans	74.22	106.11	223.03	743.87	1,069.33
Allowance for loan and lease losses to total nonperforming assets, excluding covered OREO	65.27	100.68	223.03	743.87	1,069.33
Allowance for loan and lease losses to total loans and leases, excluding covered loans	2.38	1.80	1.45	1.50	1.66
Loans 90 days or more past due on accrual status, excluding covered loans:
Commercial	$3,651	$—	$—	$—	$—
Commercial real estate mortgages	1,582
Residential mortgages	456	663	—	—	—
Other	—	—	1	337	—

Total	$5,689	$663	$1	$337	$—

Covered loans 90 days or more past due on accrual status	$173,309	$—	$—	$—	$—

        Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved. Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated.

        Loans 30 to 89 days delinquent, excluding covered loans, were $55.7 million at December 31, 2009 and $128.6 million at December 31, 2008. Covered loans that are 30 to 89 days delinquent were $107.7 million at December 31, 2009. Loans 90 days or more past due on accrual status, excluding covered loans, were $5.7 million at December 31, 2009 and $0.7 million at December 31, 2008. Covered loans that were 90 days or more past due on accrual status were $173.3 million at December 31, 2009.

        Nonaccrual loans increased to $388.7 million at December 31, 2009 from $211.1 million at December 31, 2008, and net charge-offs increased to $225.9 million, or 1.84 percent of average loans and leases, excluding covered loans, for 2009 compared to $68.5 million, or 0.57 percent of average loans and leases, in 2008. Net loan charge-offs for 2007 were $8.5 million, or 0.08 percent of average loans and leases. In accordance with the Company's allowance for loan and lease losses methodology and in response to increased nonaccrual loans and net charge-offs, the Company increased its provision for loan and lease losses to $285.0 million during 2009 compared to $127.0 million in 2008, a 124 percent increase. The allowance for loan and lease losses increased by 28.8 percent to $288.5 million as of December 31, 2009 compared to $224.0 million as of December 31, 2008. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 2.38 percent, 1.80 percent, and 1.45 percent at December 31, 2009, 2008, and 2007, respectively. The ratio of allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, increased by approximately 32 percent from December 31, 2008 to December 31, 2009. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered OREO, was 65.3 percent, 100.7 percent, and 223.0 percent at December 31, 2009, 2008, and 2007, respectively. The Company believes that its allowance for loan and lease losses continues to be adequate.

        While there was significant growth in nonaccrual loans, the Company believes the allowance for loan and lease losses is adequate to cover the increase. All non-accrual loans greater than $500,000 are considered impaired and are individually analyzed. The Company does not maintain a reserve for impaired loans where the carrying value of the loan is less than the fair value of the collateral, reduced by costs to sell. Where the carrying value of the impaired loan is greater than the fair value of the collateral, less costs to sell, the Company specifically establishes an allowance for loan and lease losses to cover the deficiency. This analysis ensures that the non-accruing loans have been adequately reserved.

        The table below summarizes the activity in nonaccrual loans for the years ended December 31, 2009 and 2008:

Nonaccrual Loans

(in thousands)	2009	2008
Balance, beginning of the year	$211,142	$75,561
Loans placed on nonaccrual	645,224	276,845
Charge-offs	(210,619)	(53,252)
Loans returned to accrual status	(19,274)	(450)
Repayments (including interest applied to principal)	(172,972)	(63,563)
Transfers to OREO	(64,794)	(23,999)

Balance, end of the year	$388,707	$211,142

        In addition to loans disclosed above as past due or nonaccrual, management has also identified $73.7 million of loans to 45 borrowers as of February 11, 2010, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at December 31, 2009, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers' financial condition and current economic conditions. Management's classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

        The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $21.6 million, $7.6 million, and $3.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case the interest payments are recognized as interest income. Interest collected on nonaccrual loans and applied to principal was $5.9 million, $2.4 million, and $1.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. Interest income not recognized on nonaccrual loans reduced the net interest margin by 13, 5, and 2 basis points for the years ended December 31, 2009, 2008, and 2007, respectively.

Other Real Estate Owned

        OREO was $113.9 million and $11.4 million as of December 31, 2009 and 2008, respectively. The OREO balance for year end 2009 includes covered OREO of $60.6 million, which represents OREO acquired from the FDIC-assisted acquisition of ICB that is subject to a loss sharing agreement. Excluding covered OREO, the increase in remaining OREO was a result of new foreclosures, offset by sales and write downs. In 2009, the Company recognized write downs totaling $4.4 million on OREO and gains of $1.0 million on initial transfers to OREO. There were no write downs of OREO or gains on initial transfers to OREO in 2008. The Company recognized a $1.3 million net gain on the sale of OREO in 2009, compared to a $0.2 million net loss in 2008.

Goodwill and Intangibles

        The following table summarizes the Company's goodwill and other intangible assets as of December 31, 2009 and December 31, 2008:

(in thousands)	December 31, 2008	Additions	Reductions	December 31, 2009
Goodwill	$493,399	$36,592	$(16,599)	$513,392
Accumulated amortization	(33,981)	—	571	(33,410)

Net goodwill	$459,418	$36,592	$(16,028)	$479,982

Customer-Relationship Intangibles
Core deposit intangibles	$47,127	$5,524	$(29,796)	$22,855
Accumulated amortization	(35,728)	(3,833)	29,796	(9,765)
Client advisory contracts	38,662	6,814	—	45,476
Accumulated amortization	(9,442)	(3,523)	—	(12,965)

Net intangibles	$40,619	$4,982	$—	$45,601

        In 2009, the Company recorded $0.5 million and $36.0 million of goodwill related to its acquisitions of a branch in San Jose and Lee Munder Capital Group, respectively. Additionally, the Company recorded a core deposit intangible of $0.6 million and a client advisory contract intangible of $2.8 million, respectively, in association with these acquisitions. On December 18, 2009, the Company acquired the banking operations of Imperial Capital Bank and recorded a $4.9 million core deposit intangible related to the deposits acquired. Refer to Note 3, Business Combinations, in the Notes to Consolidated Financial Statements for further discussion of acquisitions.

        The reduction in goodwill is primarily due to the deconsolidation of a wealth management affiliate. The reductions to customer-relationship balances reflect the removal of accounts for intangibles that were fully amortized at December 31, 2009.

        Customer relationship intangibles are amortized over their estimated lives. At December 31, 2009, the estimated aggregate amortization of intangibles for the years 2010 through 2014 is $8.1 million, $7.3 million, $5.4 million, $5.0 million, and $3.2 million, respectively.

Impairment Assessment

        Management completed an assessment of goodwill and intangibles for impairment during the fourth quarter of 2009. The goodwill assessment was completed at a reporting unit level. Fair values were determined using methods consistent with current industry practices for valuing similar types of companies. A market multiple of net income was used to value the Bank reporting unit. The fair values of the wealth management affiliates were based on the fair values calculated for the affiliate noncontrolling interests. These values were adjusted to determine an implied fair value for the entire firm, excluding any discount for lack of control and marketability. The resulting values for the affiliates were compared to various other market valuation metrics. The sum of the fair values of the reporting units was compared with the Company's market capitalization on a range of dates including year end and subsequent to year end. The excess of fair value over the Company's market capitalization on these dates reflects the value of the synergies and benefits that would arise from maintaining control over the Company. Based upon the analysis performed, the fair values of the reporting units exceeded their carrying value (including goodwill); therefore, management concluded that no impairment of goodwill existed at December 31, 2009.

        Although the economy and financial markets are showing signs of improvement, management will continue to evaluate goodwill for impairment on a quarterly basis. It is possible that a future conclusion could be reached that all or a portion of the Company's goodwill is impaired, in which case a non-cash charge for the amount of such impairment would be recorded in operations. Such a charge, if any, would have no impact on tangible capital and would not affect the Company's "well-capitalized" designation.

        The assessment of customer-relationship intangibles for impairment was completed at the individual asset level. The fair value of core deposit intangibles was determined using market-based core deposit premiums from previous deposit sale transactions. The fair value of core deposit intangibles exceeded their carrying amount at December 31, 2009. For client advisory contract intangibles recorded by the wealth management affiliates, the undiscounted projected future cash flows associated with the client contracts was compared to their carrying value to determine whether there was impairment. Management concluded that no impairment of customer-relationship intangibles existed at December 31, 2009.

Other Assets

        Other assets include the following:

	December 31,
(in thousands)	2009	2008
Accrued interest receivable	$74,929	$59,206
Other accrued income	12,070	18,617
Deferred compensation fund assets	44,564	43,090
Stock in government agencies	123,217	54,163
Private equity and alternative investments	37,416	35,633
Mark-to-market on derivatives	52,309	69,588
Income tax receivable	61,322	—
Prepaid FDIC assessment	85,127	—
Other	121,828	69,833

Total other assets	$612,782	$350,130

Off-Balance Sheet

        In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, letters of credit, and financial guarantees; and to invest in private equity and alternative investments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheets.

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

        The Company had off-balance sheet loan commitments aggregating $4.68 billion at December 31, 2009, a decrease from $5.34 billion at December 31, 2008. Substantially all of the Company's loan commitments are on a variable-rate basis and are comprised primarily of real estate and commercial loan commitments. In addition, the Company had $578.1 million outstanding in bankers' acceptances and letters of credit of which $567.3 million relate to standby letters of credit at December 31, 2009. At December 31, 2008, bankers' acceptances and letters of credit were $660.8 million of which $647.6 million related to standby letters of credit.

        As of December 31, 2009, the Company had private equity fund, alternative investment commitments and other commitments of $68.4 million, of which $51.3 million was funded. As of December 31, 2008, the Company had private equity fund and alternative investment commitments of $63.7 million, of which $40.9 million was funded.

        In addition to the commitments described above, the Company enters into other contractual obligations in the ordinary course of business. Certain of these obligations, such as time deposits and long-term debt, are recorded as liabilities in the consolidated financial statements. Other items, such as operating leases and agreements to purchase goods or services are only required to be disclosed. The following table summarizes the Company's contractual obligations at December 31, 2009, and provides the expected cash payments (not including interest) to be made in future periods to settle these obligations. Expected cash payments associated with time deposits and long-term debt are based on deposit maturity and principal payment dates, respectively. Additional details regarding these obligations are provided in the footnotes to the financial statements as referenced in the table.

Contractual Obligations

	Minimum Contractual Payments by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits (Note 14)	$2,407,217	$2,178,856	$196,903	$30,460	$998
Long-term debt (Note 14)	793,675	—	150,353	208,167	435,155
Operating leases (Note 9)	240,986	34,665	65,568	50,980	89,773
Purchases of affiliate interests (Note 17)	30,999	1,281	7,103	5,102	17,513
Purchase obligations (1)	105,005	20,411	33,764	29,869	20,961
Contingent tax reserves (Note 10)	10,249	—	10,249	—	—

Total contractual obligations	$3,588,131	$2,235,213	$463,940	$324,578	$564,400

(1)
Represents agreements to purchase data processing and software services.

Deposits and Borrowed Funds

        Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits increased 23 percent to $13.05 billion in 2009 compared with $10.60 billion in 2008. The increase in average deposits is largely due to the growth of interest-bearing and time deposits as depositors continued to seek a safe haven for their funds. Total deposits as of December 31, 2009 were $17.38 billion, an increase of 37 percent from December 31, 2008. Approximately one-third of this year-over-year deposit growth was due to the acquisition of ICB.

        Certificates of deposit of $100,000 or more totaled $1.65 billion at December 31, 2009, of which $751.2 million mature within three months, $762.2 million mature within four months to one year and $137.2 million mature beyond one year.

        At December 31, 2009 and 2008, the aggregate amount of deposits by foreign depositors in domestic offices totaled $487.6 million and $441.2 million, respectively. Brokered deposits were $20.2 million at December 31, 2009 and 2008.

        Borrowed funds provide an additional source of funding for loan growth, although increased deposit growth in 2009 reduced the Company's short-term borrowings balance. The average balance of short-term borrowings decreased to $467.2 million for 2009 from $1.77 billion for 2008. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes and FHLB borrowings.

        The average balance of other borrowings was $490.0 million for 2009 compared with $398.6 million for 2008. Other borrowings include ten-year subordinated notes issued by the Bank and Corporation, senior notes issued by the Corporation and trust preferred securities.

        On July 15, 2009, the Bank issued a $50.0 million unsecured subordinated note to a third party investor. The subordinated note bears a 9 percent fixed rate of interest for five years, thereafter, the rate is reset at the Bank's option to either LIBOR plus 600 basis points or to prime plus 500 basis points. The note matures on July 15, 2019. On August 12, 2009, the Bank issued an additional $130.0 million in subordinated notes of which $55.0 million were floating rate subordinated notes and $75.0 million were fixed rate subordinated notes. The fixed rate subordinated notes bear a fixed interest rate of 9 percent. The floating rate subordinated notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance and thereafter bear an interest rate equal to the three-month LIBOR rate plus 6 percent. The rate is reset quarterly and is subject to an interest rate cap of 10 percent throughout the term of the notes. These subordinated notes mature on August 12, 2019. The subordinated notes qualify as Tier 2 capital for regulatory purposes.

        On December 8, 2009, City National Capital Trust I, a statutory trust formed by City National Corporation, issued $250.0 million of cumulative trust preferred securities. The notes pay a fixed rate of 9.625 percent and mature on February 1, 2040. The trust preferred securities are included in long-term debt and qualify as Tier 1 capital.

        The remainder of the Company's other borrowings have maturity dates ranging from September 2011 to February 2013. Further information on borrowed funds is provided in Note 13 of the Consolidated Financial Statements.

Capital

        On November 21, 2008, City National Corporation received aggregate proceeds of $400 million from the Treasury under the TARP Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company's common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the warrant was valued using an option valuation model. The allocated values of the preferred stock and warrants were approximately $389.9 million and $10.1 million, respectively. The preferred stock is accreted to the redemption price of $400 million over five years. Cumulative dividends on the preferred stock are payable quarterly at the rate of 5 percent for the first five years and increasing to 9 percent thereafter. The effective pre-tax cost to the Company for participating in the TARP Capital Purchase Program is approximately 9.5 percent, consisting of 8.6 percent for dividends and 0.9 percent for the accretion on preferred stock, and is based on the statutory tax rate. The preferred stock may be redeemed by the Corporation after three years. Prior to the end of three years, subject to the provisions of ARRA described below, the preferred stock may be redeemed by the Corporation subject to the Treasury's consultation with the Corporation's regulatory agency. Following redemption of the preferred stock, the Treasury would liquidate the warrant at the current market price. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock.

        On December 30, 2009, the Corporation repurchased $200 million, or 50 percent, of the preferred shares that it had sold to the Treasury. The repurchase resulted in a one-time, after-tax, non-cash charge of $4.0 million. The Company intends to repurchase the remaining $200 million of TARP preferred shares in 2010, subject to regulatory approval.

        The ARRA was signed into law on February 17, 2009. ARRA contains a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Corporation, until the institution has repaid the Treasury.

        On May 28, 2009, the Corporation completed an offering of 2.8 million common shares at $39.00 per share. The net proceeds from the offering were $104.3 million. On May 15, 2009, the underwriters exercised their over-allotment option to purchase an additional 420,000 shares of the Corporation's common stock at $39.00 per share. The net proceeds from the exercise of the over-allotment option were $15.6 million. Common stock qualifies as Tier 1 capital.

        At December 31, 2009, the Corporation's and the Bank's Tier 1 capital, which is comprised of shareholders' equity as modified by certain regulatory adjustments, amounted to $1.76 billion and $1.60 billion, respectively. At December 31, 2008, the Corporation's and the Bank's Tier 1 capital amounted to $1.63 billion and $1.22 billion, respectively. The increase in the Corporation's Tier 1 capital compared with the prior year-end is due primarily to the May 2009 common stock offering and November 2009 issuance of trust preferred debt, offset by the repurchase of the preferred shares issued to the Treasury.

        The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 2009 and 2008:

	Regulatory Well-Capitalized Standards		December 31, 2009	December 31, 2008
City National Corporation
Tier 1 leverage	N/A	%	9.48%	10.44%
Tier 1 risk-based capital	6.00		12.20	11.71
Total risk-based capital	10.00		15.15	13.40
Tangible common shareholders equity to tangible assets (1)	N/A		6.15	6.99
Tier 1 common shareholders' equity to risk-based assets (2)	N/A		8.91	8.38
City National Bank
Tier 1 leverage	5.00%		8.72%	7.87%
Tier 1 risk-based capital	6.00		11.23	8.81
Total risk-based capital	10.00		13.96	10.50

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Common shareholders' equity	$1,790,275	$1,614,904	$1,610,139	$1,465,495	$1,442,738
Less: Goodwill and other intangible assets	(525,583)	(500,037)	(520,127)	(287,561)	(284,124)

Tangible common shareholders' equity (A)	$1,264,692	$1,114,867	$1,090,012	$1,177,934	$1,158,614

Total assets	$21,078,757	$16,455,515	$15,889,290	$14,884,309	$14,581,809
Less: Goodwill and other intangible assets	(525,583)	(500,037)	(520,127)	(287,561)	(284,124)

Tangible assets (B)	$20,553,174	$15,955,478	$15,369,163	$14,596,748	$14,297,685

Tangible common shareholders' equity to tangible assets (A)/(B)	6.15%	6.99%	7.09%	8.07%	8.10%
Tier 1 capital	1,760,136	1,588,254
Less: Preferred stock	(196,048)	(390,089)
Less: Noncontrolling interest	(26,339)	(24,839)
Less: Trust preferred securities	(252,036)	(5,155)

Tier 1 common shareholders' equity (C)	$1,285,713	$1,168,171

Risk-weighted assets (D)	$14,430,857	$13,943,007
Tier 1 common shareholders' equity to risk-based assets (C)/(D)	8.91%	8.38%

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        We have made forward-looking statements in this document about the company, for which the company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements are based on management's knowledge and belief as of today and include information concerning the company's possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward looking statements are subject to risks and uncertainties. A number of factors, some of which are beyond the company's ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) local, regional and international business, economic and political conditions, (2) volatility and disruption in financial markets, including capital and credit markets, (3) significant changes in banking laws or regulations, including without limitation, broad-based restructuring of financial industry regulation and as a result of the Emergency Economic Stabilization Act and the creation of, and amendments to, the Troubled Asset Relief Program (TARP), and rules and regulations issued thereunder, including the TARP Standards for Compensation and Corporate Governance, (4) increases and required prepayments in Federal Deposit Insurance Corporation premiums and special federal assessments on financial institutions due to market developments and regulatory changes, (5) changes in the level of nonperforming assets, charge-offs, other real estate owned expense and provision expense, (6) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources, (7) adequacy of the company's risk management framework, (8) company's ability to increase market share and control expenses, (9) company's ability to attract new employees and retain and motivate existing employees, (10) increased competition in the company's markets, (11) changes in the financial performance and/or condition of the company's borrowers, including changes in levels of unemployment, changes in customers' suppliers, and other counterparties' performance and creditworthiness, (12) a substantial and permanent loss of either client accounts and/or assets under management at the company's investment advisory affiliates or its wealth management division, (13) changes in consumer spending, borrowing and savings habits, (14) soundness of other financial institutions which could adversely affect the company, (15) protracted labor disputes in the company's markets, (16) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (17) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (18) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (19) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (20) the success of the company at managing the risks involved in the foregoing.

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

QUARTERLY RESULTS

        The following table summarizes quarterly operating results for 2009 and 2008:

2009 Quarterly Operating Results (Unaudited)

	Quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$169,491	$175,876	$180,419	$184,014	$709,800
Interest expense	24,594	20,300	19,078	21,052	85,024

Net interest income	144,897	155,576	161,341	162,962	624,776
Provision for credit losses	50,000	70,000	85,000	80,000	285,000

Net interest income after provision for credit losses	94,897	85,576	76,341	82,962	339,776
Noninterest income	62,262	62,513	66,178	101,721	292,674
Impairment loss on securities	(12,036)	(1,537)	(778)	(2,094)	(16,445)
Gain (loss) on sale of securities	(2,931)	3,281	3,445	10,491	14,286
Noninterest expense	132,985	144,134	143,765	159,244	580,128

Income before taxes	9,207	5,699	1,421	33,836	50,163
Income taxes	1,632	(986)	(6,966)	4,434	(1,886)

Net income	$7,575	$6,685	$8,387	$29,402	$52,049

Less: Net income (loss) attributable to noncontrolling interest	115	(88)	348	335	710

Net income attributable to City National Corporation	$7,460	$6,773	$8,039	$29,067	$51,339

Less: Dividends and accretion on preferred stock	5,501	5,501	5,502	9,399	25,903

Net income available to common shareholders	$1,959	$1,272	$2,537	$19,668	$25,436

Net income per common share, basic	$0.04	$0.02	$0.05	$0.38	$0.50

Net income per common share, diluted	$0.04	$0.02	$0.05	$0.38	$0.50

2008 Quarterly Operating Results (Unaudited)

	Quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,	Total
Interest income	$207,752	$193,707	$195,606	$187,623	$784,688
Interest expense	59,587	43,539	42,802	38,864	184,792

Net interest income	148,165	150,168	152,804	148,759	599,896
Provision for credit losses	17,000	35,000	35,000	40,000	127,000

Net interest income after provision for credit losses	131,165	115,168	117,804	108,759	472,896
Noninterest income	78,847	81,881	82,550	74,497	317,775
Impairment loss on securities	—	—	(31,936)	(17,344)	(49,280)
Gain (loss) on sale of securities	969	(417)	(536)	(1,527)	(1,511)
Noninterest expense	141,087	140,501	146,197	159,978	587,763

Income before taxes	69,894	56,131	21,685	4,407	152,117
Income taxes	22,601	18,385	3,974	(3,177)	41,783

Net income	$47,293	$37,746	$17,711	$7,584	$110,334

Less: Net income (loss) attributable to noncontrolling interest	3,306	2,262	1,160	(1,350)	5,378

Net income attributable to City National Corporation	$43,987	$35,484	$16,551	$8,934	$104,956

Less: Dividends and accretion on preferred stock	—	—	—	2,445	2,445

Net income available to common shareholders	$43,987	$35,484	$16,551	$6,489	$102,511

Net income per common share, basic	$0.91	$0.74	$0.34	$0.13	$2.12

Net income per common share, diluted	$0.91	$0.73	$0.34	$0.13	$2.11

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, using the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the Company's internal control over financial reporting is effective.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009, has issued an audit report on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board. That report appears on page A-2.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of City National Corporation:

        We have audited City National Corporation's (the Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

        In our opinion, City National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of City National Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Los Angeles, California
February 26, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of City National Corporation:

        We have audited the accompanying consolidated balance sheets of City National Corporation and subsidiaries (the Corporation) as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

        As discussed in Note 1 to the consolidated financial statements, in 2009 City National Corporation changed its method of accounting for noncontrolling interests and participating securities and in 2008 City National Corporation changed its method of accounting for fair value.

                      /s/ KPMG LLP

Los Angeles, California
February 26, 2010

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)	2009	2008
Assets
Cash and due from banks	$364,483	$279,921
Due from banks—interest-bearing	443,443	144,344
Federal funds sold	5,000	—
Securities available-for-sale—cost $4,319,420 and $2,239,184 at December 31, 2009 and December 31, 2008, respectively:
Securities pledged as collateral	226,985	223,506
Held in portfolio	4,079,773	1,921,364
Trading securities	154,302	295,598
Loans and leases, excluding covered loans	12,146,908	12,444,259
Covered loans	1,851,821	—

Total loans and leases	13,998,729	12,444,259
Less allowance for loan and lease losses	288,493	224,046

Net loans and leases	13,710,236	12,220,213
Premises and equipment, net	124,309	131,294
Deferred tax asset	164,038	226,854
Goodwill	479,982	459,418
Customer-relationship intangibles, net	45,601	40,619
Bank-owned life insurance	76,834	74,575
Affordable housing investments	93,429	74,577
Customers' acceptance liability	2,951	1,714
Other real estate owned ($60,558 covered by FDIC loss share at December 31, 2009)	113,866	11,388
FDIC indemnification asset	380,743	—
Other assets	612,782	350,130

Total assets	$21,078,757	$16,455,515

Liabilities
Demand deposits	$7,753,936	$6,140,619
Interest checking deposits	2,278,586	988,313
Money market deposits	4,546,532	3,699,900
Savings deposits	393,177	146,590
Time deposits-under $100,000	756,616	234,669
Time deposits-$100,000 and over	1,650,601	1,442,033

Total deposits	17,379,448	12,652,124
Federal funds purchased and securities sold under repurchase agreements	626,779	908,157
Other short-term borrowings	690	124,500
Subordinated debt	340,137	161,595
Long-term debt	471,029	246,554
Reserve for off-balance sheet credit commitments	17,340	22,703
Acceptances outstanding	2,951	1,714
Other liabilities	176,238	262,923

Total liabilities	19,014,612	14,380,270
Redeemable noncontrolling interest	51,381	44,811
Commitments and contingencies
Equity
Preferred Stock; 5,000,000 shares authorized; 200,000 and 400,000 shares issued and aggregate liquidation preference of $200,000 and $400,000 at December 31, 2009 and December 31, 2008, respectively	196,048	390,089
Common Stock, par value $1.00 per share; 75,000,000 shares authorized; 53,885,886 and 50,961,457 shares issued at December 31, 2009 and December 31, 2008, respectively	53,886	50,961
Additional paid-in capital	513,550	389,077
Accumulated other comprehensive loss	(3,049)	(48,022)
Retained earnings	1,377,639	1,379,624
Treasury shares, at cost—2,349,430 and 2,413,039 shares at December 31, 2009 and December 31, 2008, respectively	(151,751)	(156,736)

Total common shareholders' equity	1,790,275	1,614,904

Total shareholders' equity	1,986,323	2,004,993
Noncontrolling interest	26,441	25,441

Total equity	2,012,764	2,030,434

Total liabilities and equity	$21,078,757	$16,455,515

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
Interest Income
Loans and leases	$583,478	$676,421	$764,441
Securities available-for-sale	123,743	104,356	122,545
Trading securities	829	1,854	3,825
Due from banks—interest-bearing	1,486	1,896	2,604
Federal funds sold and securities purchased under resale agreements	264	161	686

Total interest income	709,800	784,688	894,101

Interest Expense
Deposits	60,429	122,990	214,680
Federal funds purchased and securities sold under repurchase agreements	8,292	27,592	32,491
Subordinated debt	9,940	6,916	16,272
Other long-term debt	6,032	9,295	14,728
Other short-term borrowings	331	17,999	7,658

Total interest expense	85,024	184,792	285,829

Net interest income	624,776	599,896	608,272
Provision for credit losses	285,000	127,000	20,000

Net interest income after provision for credit losses	339,776	472,896	588,272

Noninterest Income
Trust and investment fees	117,062	132,214	140,753
Brokerage and mutual fund fees	27,932	73,446	60,279
Cash management and deposit transaction charges	51,669	48,307	35,261
International services	31,007	32,449	30,399
Bank-owned life insurance	3,053	2,752	2,690
Gain (loss) on sale of other assets	1,276	(353)	5,989
Gain (loss) on sale of securities	14,286	(1,511)	(1,374)
Gain on acquisition	38,206	—	—
Other	22,469	28,960	29,205
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(33,613)	(49,280)	—
Less: Portion of loss recognized in other comprehensive income	17,168	—	—

Net impairment loss recognized in earnings	(16,445)	(49,280)	—

Total noninterest income	290,515	266,984	303,202

Noninterest Expense
Salaries and employee benefits	320,949	357,015	331,091
Net occupancy of premises	50,423	49,514	43,538
Legal and professional fees	36,337	32,842	35,975
Information services	27,835	26,969	23,364
Depreciation and amortization	26,219	22,201	20,932
Marketing and advertising	20,126	22,897	21,837
Office services and equipment	14,995	15,548	15,544
Amortization of intangibles	7,357	17,738	8,854
Other real estate owned	7,967	569	—
FDIC assessments	28,053	6,242	1,506
Other operating	39,867	36,228	32,290

Total noninterest expense	580,128	587,763	534,931
Income before income taxes	50,163	152,117	356,543
Income taxes	(1,886)	41,783	124,974

Net income	$52,049	$110,334	$231,569
Less: Net income attributable to noncontrolling interest	710	5,378	8,856

Net income attributable to City National Corporation	$51,339	$104,956	$222,713
Less: Dividends and accretion on preferred stock	25,903	2,445	—

Net income available to common shareholders	$25,436	$102,511	$222,713

Net income per share, basic	$0.50	$2.12	$4.58

Net income per share, diluted	$0.50	$2.11	$4.50

Shares used to compute income per share, basic	50,272	47,930	48,234

Shares used to compute income per share, diluted	50,421	48,196	49,069

Dividends per share	$0.55	$1.92	$1.84

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2009	2008	2007
Cash Flows From Operating Activities
Net income	$52,049	$110,334	$231,569
Adjustments to net income:
Provision for credit losses	285,000	127,000	20,000
Amortization of intangibles	7,357	17,738	8,854
Depreciation and amortization	26,219	22,201	20,932
Amortization of cost and discount on long-term debt	609	587	708
Share-based employee compensation expense	14,409	14,956	13,949
(Gain) loss on sale of other assets	(1,276)	353	(5,989)
(Gain) loss on sale of securities	(14,286)	1,511	1,374
Gain on acquisition	(38,206)	—	—
Impairment loss on securities	16,445	49,280	—
Other, net	14,041	(9,476)	(18,362)
Net change in:
Trading securities	147,696	(2,243)	(145,448)
Deferred income tax benefit	(7,234)	(70,177)	6,395
Other assets and other liabilities, net	(226,952)	49,764	(1,270)

Net cash provided by operating activities	275,871	311,828	132,712

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(3,628,275)	(362,651)	(211,479)
Sales of securities available-for-sale	829,820	103,561	196,329
Maturities and paydowns of securities available-for-sale	1,008,438	453,340	611,870
Loan originations, net of principal collections	35,504	(901,208)	(847,442)
Net payments for premises and equipment	(16,174)	(35,428)	(37,030)
Net cash acquired (paid) in acquisitions	453,719	—	(155,245)
Other investing activities, net	(7,034)	(4,006)	(15,508)

Net cash used in investing activities	(1,324,002)	(746,392)	(458,505)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	2,614,128	829,619	(791,429)
Net (decrease) increase in federal funds purchased and securities sold
under repurchase agreements	(281,378)	(636,254)	1,121,508
Net (decrease) increase in short-term borrowings, net of transfers from long-term debt	(1,179,849)	24,500	2,475
Net increase (decrease) in other borrowings	410,127	(121,910)	146
Proceeds from exercise of stock options	2,236	20,480	25,907
Tax benefit from exercise of stock options	237	2,905	5,026
Stock repurchases	—	(21,694)	(105,450)
(Redemption) issuance of preferred stock	(200,000)	389,867	—
Issuance of common stock	119,929	—	—
Issuance of common stock warrants	—	10,133	—
Cash dividends paid	(48,338)	(92,886)	(89,375)
Other financing activities, net	(300)	—	—

Net cash provided by financing activities	1,436,792	404,760	168,808

Net increase (decrease) in cash and cash equivalents	388,661	(29,804)	(156,985)
Cash and cash equivalents at beginning of year	424,265	454,069	611,054

Cash and cash equivalents at end of period	$812,926	$424,265	$454,069

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$83,820	$189,501	$300,307
Income taxes	17,838	109,197	92,602
Non-cash investing activities:
Stock issued for acquisition	$—	$—	$88,015
Transfer of loans to other real estate owned	69,683	23,999	—
Transfer from securities available-for-sale to trading securities	6,400	—	—
Assets acquired (liabilities assumed) in acquisitions:
Securities available-for-sale	$314,432	$—	$15,951
Covered loans	1,862,515	—	—
Loans	8,420	—	394,941
Covered other real estate owned	58,761	—	—
Deposits	(2,113,195)	—	(440,979)
Other borrowings	(1,056,039)		(5,155)

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME

	City National Corporation Shareholders' Equity
(in thousands, except share amounts)	Common Shares issued	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Non- controlling interest	Total equity
Balance, December 31, 2006	50,718,794	$—	$50,719	$386,900	$(41,459)	$1,264,697	$(195,363)	$25,680	$1,491,174
Adjustment to initially apply FASB Interpretation 48	—	—	—	—	—	(28,036)	—	—	(28,036)

Balance, January 1, 2007	50,718,794	—	50,719	386,900	(41,459)	1,236,661	(195,363)	25,680	1,463,138
Net income (1)	—		—	—	—	222,713	—	2,529	225,242
Other comprehensive income net of tax
Amortization of prior service cost	—	—	—	—	218	—	—	—	218
Minimum pension liability adjustment	—	—	—	—	1,426	—	—	—	1,426
Net unrealized gain on securities available-for-sale net of taxes of $17.5 million and reclassification of $2.0 million for net loss included in net income	—	—	—	—	24,116	—	—	—	24,116
Net unrealized gain on cash flow hedges net of taxes of $4.0 million and reclassification of $2.7 million net loss included in net income	—	—	—	—	6,350	—	—	—	6,350

Total comprehensive income								28,209	257,352
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,626)	(2,626)
Issuance of shares under share-based compensation plans	105,384	—	105	(18,872)	—	—	44,674		25,907
Share-based employee compensation expense	—	—	—	13,854	—	—	—	—	13,854
Tax benefit from share-based compensation plans	—	—	—	5,026	—	—	—	—	5,026
Cash dividends paid	—	—	—	—	—	(89,375)	—	—	(89,375)
Repurchased shares, net	—	—	—	—	—	—	(105,450)	—	(105,450)
Issuance of shares for acquisition	—	—	—	7,911	—	—	80,104	—	88,015
Change in redeemable noncontrolling interest	—	—	—	(20,119)	—	—	—	—	(20,119)

Balance, December 31, 2007	50,824,178	—	50,824	374,700	(9,349)	1,369,999	(176,035)	25,583	1,635,722
Net income (1)	—	—	—	—	—	104,956	—	2,385	107,341
Other comprehensive income net of tax
Amortization of prior service cost	—	—	—	—	52	—	—	—	52
Minimum pension liability adjustment	—	—	—	—	(347)	—	—		(347)
Net unrealized loss on securities available-for-sale net of tax benefits of $30.1 million and reclassification of $0.5 million net gain included in net income	—	—	—	—	(41,920)	—	—	—	(41,920)
Net unrealized gain on cash flow hedges net of taxes of $2.5 million and reclassification of $3.2 million net gain included in net income	—	—	—	—	3,542	—	—	—	3,542

Total comprehensive income								2,385	68,668
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,527)	(2,527)
Issuance of shares under share-based compensation plans	137,279	—	137	(20,650)	—	—	40,993		20,480
Issuance of preferred stock	—	389,867	—	—	—		—	—	389,867
Issuance of common stock warrants	—	—	—	10,133	—	—	—	—	10,133
Preferred stock accretion		222				(222)			—
Share-based employee compensation expense	—	—	—	14,755	—	—	—	—	14,755
Tax benefit from share-based compensation plans	—	—	—	2,905	—	—	—	—	2,905
Cash dividends
Preferred	—	—	—	—	—	(2,223)	—	—	(2,223)
Common	—	—	—	—	—	(92,886)	—	—	(92,886)
Repurchased shares, net	—	—	—	—	—	—	(21,694)		(21,694)
Net change in deferred compensation plans	—	—	—	787	—	—	—	—	787
Change in redeemable noncontrolling interest	—	—	—	6,447	—	—	—	—	6,447

Balance, December 31, 2008	50,961,457	390,089	50,961	389,077	(48,022)	1,379,624	(156,736)	25,441	2,030,434
Net income (1)	—	—	—	—	—	51,339	—	2,167	53,506
Other comprehensive income, net of tax:
Amortization of prior service cost	—	—	—	—	136	—	—	—	136
Non-credit related impairment loss on investment securities, net of taxes of $7.2 million	—	—	—	—	(9,987)	—	—	—	(9,987)
Net unrealized gain on securities available-for-sale, net of taxes of $41.3 million and reclassification of $0.7 million net loss included in net income	—	—	—	—	57,482	—	—	—	57,482
Net unrealized loss on cash flow hedges, net of tax benefit of $1.7 million and reclassification of $7.0 million net gain included in net income	—	—	—	—	(2,658)	—	—	—	(2,658)

Total comprehensive income								2,167	98,479
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,258)	(2,258)
Issuance of common stock	3,220,000		3,220	116,409	—	—	—	—	119,629
Issuance of shares under share-based compensation plans	(295,571)	—	(295)	(3,289)	—	—	4,985	—	1,401
Preferred stock accretion	—	5,959	—	—	—	(5,959)	—	—	—
Redemption of preferred stock		(200,000)	—	—	—	—	—	—	(200,000)
Share-based employee compensation expense	—	—	—	14,293	—	—	—	—	14,293
Tax expense from share-based compensation plans	—	—	—	(971)	—	—	—	—	(971)
Cash dividends:
Preferred	—	—	—	—	—	(19,944)	—	—	(19,944)
Common	—	—	—	—	—	(27,421)	—	—	(27,421)
Net change in deferred compensation plans	—	—	—	548	—	—	—	—	548
Change in redeemable noncontrolling interest	—	—	—	(2,517)	—	—	—	—	(2,517)
Other				—	—	—	—	1,091	1,091

Balance, December 31, 2009	53,885,886	$196,048	$53,886	$513,550	$(3,049)	$1,377,639	$(151,751)	$26,441	$2,012,764

(1)
Net income excludes net income (loss) attributable to redeemable noncontrolling interest of ($1,457), $2,993 and $6,327 during 2009, 2008 and 2007, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 17 of the Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

        City National Corporation (the "Corporation") is the holding company for City National Bank (the "Bank"). The Bank delivers banking, trust and investment services through 72 offices in Southern California, the San Francisco Bay area, Nevada and New York City. As of December 31, 2009, the Corporation had seven consolidated investment advisory affiliates and a noncontrolling interest in two other firms. The Corporation also has two unconsolidated subsidiaries, Business Bancorp Capital Trust I and City National Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the "Company" mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

Consolidation and Noncontrolling Interest

        The consolidated financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, the Bank and the Bank's wholly owned subsidiaries, after the elimination of all material intercompany transactions. The Company has both redeemable and non-redeemable noncontrolling interest. A noncontrolling interest is the portion of equity in a subsidiary not attributable to a parent. Preferred stock of consolidated bank affiliates that is owned by third parties is reflected as Noncontrolling interest in the equity section of the consolidated balance sheets. Redeemable noncontrolling interest includes noncontrolling ownership interests that are redeemable at the option of the holder or outside the control of the issuer. The redeemable equity ownership interests of third parties in the Corporation's investment advisory affiliates are not considered to be permanent equity and are reflected as Redeemable noncontrolling interest in the mezzanine section between liabilities and equity in the consolidated balance sheets. Noncontrolling interests' share of subsidiary earnings is reflected as Net income attributable to noncontrolling interest in the consolidated statements of income.

        The Company's investment management and wealth advisory affiliates are organized as limited liability companies. The Corporation generally owns a majority position in each affiliate and certain management members of each affiliate own the remaining shares. The Corporation has contractual arrangements with its affiliates whereby a percentage of revenue is allocable to fund affiliate operating expenses ("operating share") while the remaining portion of revenue ("distributable revenue") is allocable to the Corporation and the noncontrolling owners. All majority-owned affiliates that meet the prescribed criteria for consolidation are consolidated. In November 2009, the Company deconsolidated one of its affiliates, but retained a noncontrolling interest in that affiliate. The Corporation's interest in two investment management affiliates in which it holds a noncontrolling share is accounted for using the equity method. Additionally, the Company has various interests in variable interest entities that are not required to be consolidated. See Note 16 for a more detailed discussion on variable interest entities.

Use of Estimates

        The Company's accounting and reporting policies conform to generally accepted accounting principles ("GAAP") and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

expenses during the reporting period. Circumstances and events that differ significantly from those underlying our estimates and assumptions could cause actual financial results to differ from our estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options and restricted stock, income taxes, goodwill and intangible asset impairment, securities available-for-sale impairment, valuation of assets and liabilities acquired in business combinations, valuation of noncontrolling interest and the valuation of financial assets and liabilities reported at fair value.

        The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements. The allowance for loan and lease losses reflects management's ongoing assessment of the credit quality of the Company's portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk-rating migration and changes in the portfolio size. The Company's estimates and assumptions are expected to change as changes in market conditions and the Company's portfolio occur in subsequent periods.

Basis of Presentation

        The Company is on the accrual basis of accounting for income and expenses. The results of operations reflect any adjustments, all of which are of a normal recurring nature, unless otherwise disclosed in this Form 10-K, and which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements.

        Certain prior year amounts have been reclassified or restated to conform to the current period presentation.

        On July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification ("ASC") became the official source of nongovernmental authoritative U.S. GAAP other than guidance issued by the Securities and Exchange Commission ("SEC"). The ASC organizes GAAP by Topic-Subtopic-Section-Paragraph. References to GAAP contained in this Form 10-K reflect the ASC reference structure.

Business Combinations

        The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

        The accounting guidance defines fair value for financial reporting purposes as the price that would be received to sell an asset or paid to transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date). Fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact.

        For each asset and liability required to be reported at fair value, management has identified the unit of account and valuation premise to be applied for purposes of measuring fair value. The unit of account is the level at which an asset or liability is aggregated or disaggregated for purposes of applying fair value measurement. The valuation premise is a concept that determines whether an asset is measured on a standalone basis or in combination with other assets. The Company measures its assets and liabilities on a standalone basis then aggregates assets and liabilities with similar characteristics for disclosure purposes.

        Management employs market standard valuation techniques in determining the fair value of assets and liabilities. Inputs used in valuation techniques are based on assumptions that market participants would use in pricing an asset or liability. Inputs used in valuation techniques are prioritized in the fair value hierarchy as follows:

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

        The Company records securities available-for-sale, trading securities and derivative contracts at fair value on a recurring basis. Certain other assets such as impaired loans, other real estate owned ("OREO"), goodwill, customer-relationship intangibles and investments carried at cost are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

        A description of the valuation techniques applied to the Company's major categories of assets and liabilities measured at fair value follows.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

        Securities—Fair values for U.S. Treasury securities, marketable equity securities and trading securities, with the exception of agency securities held in the trading account, are based on quoted market prices. Securities with fair values based on quoted market prices are classified in Level 1 of the fair value hierarchy. Level 2 securities include the Company's portfolio of federal agency, mortgage-backed, state and municipal securities for which fair values are calculated with models using quoted prices and other inputs directly or indirectly observable for the asset or liability. Prices for the significant majority of these securities are obtained through a third-party valuation source. Management reviewed the valuation techniques and assumptions used by the provider and determined that the provider utilizes widely accepted valuation techniques based on observable market inputs appropriate for the type of security being measured. Prices for the remaining securities are obtained from dealer quotes. Securities classified in Level 3 include certain collateralized debt obligation instruments for which the market has become inactive. Fair values for these securities were determined using internal models based on assumptions that are not observable in the market.

        Loans—The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans. Loans measured for impairment based on the fair value of collateral or observable market prices are reported at fair value for disclosure purposes. The majority of loans reported at fair value are measured for impairment by valuing the underlying collateral based on third-party appraisals or broker quotes. These loans are classified in Level 2 of the fair value hierarchy. In certain circumstances, appraised values or broker quotes are adjusted based on management's assumptions regarding current market conditions to determine fair value. These loans are classified in Level 3 of the fair value hierarchy.

        Derivatives—The fair value of non-exchange traded (over-the-counter) derivatives are obtained from third party market sources that use conventional valuation algorithms. The Company provides client data to the third party sources for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. The fair values of interest rate contracts include interest receivable and cash collateral, if any. Although the Company has determined that the majority of the inputs used to value derivative contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified the derivative contract valuations in their entirety in Level 2 of the fair value hierarchy.

        The fair value of foreign exchange options and transactions are derived from market spot and/or forward foreign exchange rates and are classified in Level 1 of the fair value hierarchy.

        Other Real Estate Owned—The fair value of OREO is generally based on third-party appraisals performed in accordance with professional appraisal standards and Bank regulatory requirements under the Financial Institutions Reform Recovery and Enforcement Act of 1989. Appraisals are reviewed and approved by the Company's appraisal department. OREO measured at fair value based on third party appraisals or observable market data is classified in Level 2 of the fair value hierarchy. In certain circumstances, fair value may be determined using a combination of inputs including appraised values, broker price opinions and recent market activity. The weighting of each input in the calculation of fair value is based on management's assumptions regarding market conditions. These assumptions cannot be observed in the market. OREO measured at fair value using non-observable inputs is classified in Level 3 of the fair value hierarchy.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Cash and Due From Banks

        Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks on the consolidated balance sheets.

Securities

        Securities are classified based on management's intention on the date of purchase. All securities other than trading securities are classified as available-for-sale and are presented at fair value. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included as a separate component of other comprehensive income, net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities. The Company performs a quarterly assessment to determine whether a decline in fair value below amortized cost is other than temporary. Amortized cost includes adjustments made to the cost of an investment for accretion, amortization, collection of cash and previous other-than temporary impairment recognized in earnings. Other-than-temporary impairment exists when it is probable that the Company will be unable to recover the entire amortized cost basis of the security. If the decline in fair value is judged to be other than temporary, the security is written down to fair value which becomes the new cost basis and an impairment loss is recognized.

        For debt securities, the classification of other-than-temporary impairment depends on whether the Company intends to sell the security or it more likely than not will be required to sell the security before recovery of its cost basis, and on the nature of the impairment. If the Company intends to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, the entire amount of impairment is recognized in earnings. If the Company does not intend to sell the security or it is not more likely than not it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment associated with non-credit factors, such as market liquidity, is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security's effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value.

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

        Nonaccrual Loans:    Loans are placed on nonaccrual status when a loan becomes contractually past due 90 days with respect to interest or principal unless the loan is both well secured and in the process of collection, or if full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the accretion of net deferred loan fees ceases. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain ongoing performance criteria have been met.

        Impaired Loans:    The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that if the loan is collateral dependent, the impairment is measured by using the fair value of the loan's collateral. As a final alternative, the observable market price of the debt may be used to assess impairment. Nonperforming loans greater than $500,000 are individually evaluated for impairment based upon the borrower's overall financial condition, resources, and payment record, and the prospects for support from any financially responsible guarantors. Impairment on loans less than $500,000 is measured using historical loss factors, which approximates the discounted cash flows method.

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

        Restructured Loans:    A loan is classified as a troubled debt restructured when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include interest rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, the borrower's performance prior to the restructuring, or other significant events at the time of restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower's performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

        Acquired Impaired Loans:    Loans acquired at a discount for which it is probable that all contractual payments will not be received are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). These loans are recorded at fair value at the time of acquisition. Fair value of acquired impaired loans is determined using a discounted cash flow model based on assumptions about the amount and timing of principal and interest payments, principal prepayments and estimates of principal defaults, loss given default and current market rates. Estimated credit losses are included in the determination of fair value, therefore, an allowance for loan losses is not recorded on the acquisition date. The excess of expected cash flows at acquisition over the initial investment in acquired loans ("accretable yield") is recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Company aggregates loans into pools of loans with common risk characteristics. Increases in estimated cash flows over those expected at the acquisition date are recognized as interest income, prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated.

        Unfunded Loan Commitments:    These commitments are generally related to providing credit facilities to clients of the Bank, and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 21 in the Notes to Consolidated Financial Statements.

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

        The allowance for loan and lease losses and reserve for off-balance sheet credit commitments are increased by the provision for credit losses charged to operating expense. The allowance for loan and lease losses is decreased by the amount of charge-offs, net of recoveries.

Other Real Estate Owned

        OREO includes real estate acquired in full or partial satisfaction of a loan and is recorded at fair value less estimated costs to sell at the acquisition date. The excess of the carrying amount of a loan over the fair value of real estate acquired (less costs to sell) is charged to the allowance for loan and lease losses. If the fair value of OREO acquired exceeds the carrying amount of the loan, the excess is recorded as a gain on initial transfer in OREO expense. The fair value of OREO is generally based on a third party appraisal or, in certain circumstances, may be based on a combination of an appraised value, broker price opinions and recent sales activity. Declines in the fair value of OREO that occur subsequent to acquisition are charged to OREO expense in the period in which they are identified. Expenses for holding costs are charged to OREO expense as incurred.

Covered Assets

        Covered assets include acquired loans ("covered loans") and OREO ("covered OREO") that are covered under a loss sharing agreement with the Federal Deposit Insurance Corporation ("FDIC"). These assets were recorded at their fair value on acquisition date. In accordance with the acquisition

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

method of accounting, there was no allowance brought forward on any of the acquired loans, as credit losses were included in the determination of fair value of the loans at acquisition date. The acquired loans are recorded in Covered loans in the loan section of the consolidated balance sheets and the acquired OREO is recorded in Other real estate owned in the consolidated balance sheets.

Premises and Equipment

        Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the terms of the respective leases. Depreciation is generally computed on a straight-line basis over the estimated useful life of each type of asset. Gains and losses on dispositions are reflected in current operations. Maintenance and repairs are charged to Office services and equipment expense in the consolidated statements of income.

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

Goodwill and Intangibles

        The Company applies the acquisition method of accounting effective January 1, 2009. Previously, acquisitions were accounted for using the purchase method. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed, including contingent consideration, in the transaction at their acquisition date fair values. Management utilizes valuation techniques based on discounted cash flow analysis to determine these fair values. Any excess of the purchase price over amounts allocated to acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Intangible assets include core deposit intangibles and client advisory contract intangibles (combined, customer-relationship intangibles) originating from acquisitions of financial services firms. Core deposit intangibles are amortized over a range of four to eight years and client advisory contract intangibles are amortized over various periods ranging from four to 20 years. The weighted-average amortization period for the contract intangibles is 17.2 years.

        Goodwill and customer-relationship intangibles are evaluated for impairment at least annually or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that potential impairment exists. Given the volatility in the current economic environment, goodwill and customer-relationship intangibles are evaluated for impairment on a quarterly basis. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. Fair values of reporting units are determined using methods consistent with current market practices for valuing similar types of businesses. Valuations are generally based on market multiples of net income or gross revenues combined with an analysis of expected near and long-term financial performance. Management utilizes market information including market comparables and

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

recent merger and acquisition transactions to validate the reasonableness of its valuations. If the fair value of the reporting unit, including goodwill, is determined to be less than the carrying amount of the reporting units, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited.

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

Private Equity and Alternative Investments

        The Company has ownership interests in private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets.

        Management reviews these investments quarterly for possible other-than-temporary impairment. This review includes consideration of the facts and circumstances associated with each investment, expectations for future cash flows and capital needs, the viability of the entity's business model and the likelihood that the capital invested will be recovered over the expected timeframe of the investment. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Share-based Compensation Plans

        The Company measures the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted stock, based on the fair value of the award on the grant date. This cost is recognized in the consolidated statements of income over the vesting period of the award.

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

        Accrued income taxes represent the estimated amounts due to or received from the various taxing jurisdictions where the Company has established a business presence. The balance also includes a contingent reserve for potential taxes, interest and penalties related to uncertain tax positions. On a quarterly basis, management evaluates the contingent tax accruals to determine if they are sufficiently reserved based on a probability assessment of potential outcomes. The determination is based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance and the status of tax audits. From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer "more likely than not" to be sustained upon a challenge from the taxing

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

authorities, the tax benefit from the tax position will be derecognized. The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense.

Earnings per Common Share

        The Company calculates earnings per common share ("EPS") using the two-class method in accordance with ASC Topic 260, Earnings per Share. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. Restricted shares issued under the Company's share-based compensation plan are entitled to dividends at the same rate as common stock.

        Basic EPS is computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock and vested restricted stock awards. Diluted EPS reflects the assumed conversion of all potential dilutive securities.

Derivatives and Hedging

        As part of its asset and liability management strategies, the Company uses interest-rate swaps to mitigate interest-rate risk associated with changes to (1) the fair value of certain fixed-rate deposits and borrowings (fair value hedges) and (2) certain cash flows related to future interest payments on variable rate loans (cash flow hedges). Interest-rate swap agreements involve the exchange of fixed and variable rate interest payments between counterparties based upon a notional principal amount and maturity date. The Company evaluates the creditworthiness of counterparties prior to entering into derivative contracts, and has established counterparty risk limits and monitoring procedures to reduce the risk of loss due to nonperformance. The Company recognizes derivatives as assets or liabilities on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. The Company's interest-rate risk management contracts qualify for hedge accounting treatment under ASC Topic 815, Derivatives and Hedging.

        The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating each derivative contract as either (i) a "fair value hedge" which is a hedge of a recognized asset or liability or (ii) a "cash flow hedge" which hedges a forecasted transaction or the variability of the cash flows to be received or paid related to a recognized asset or liability. All derivatives designated as fair value or cash flow hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet.

        Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in the guidance) in offsetting changes in either the fair value or cash flows of the hedged item. Retroactive effectiveness is assessed, as well as the continued expectation that the hedge will remain effective prospectively.

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

        Ineffectiveness of the cash flow hedges is measured using the hypothetical derivative method described in Derivatives Implementation Group Issue G7, "Measuring the Ineffectiveness of a Cash Flow Hedge of Interest Rate Risk under Paragraph 30(b) When the Shortcut Method is not Applied." For cash flow hedges, the effective portion of the changes in the derivatives' fair value is not included in current earnings but is reported as Accumulated other comprehensive income (loss) ("AOCI"). When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized on the same line in the consolidated statements of income as the hedged item, i.e., included in Interest income on loans and leases. Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in Other noninterest income in the consolidated statements of income.

        For fair value hedges, the Company uses interest-rate swaps to hedge the fair value of certain certificates of deposit, subordinated debt and other long-term debt. The certificates of deposit are single maturity, fixed-rate, non-callable, negotiable certificates of deposit. The certificates cannot be redeemed early except in the case of the holder's death. The interest-rate swaps are executed at the time the deposit transactions are negotiated. Interest-rate swaps are structured so that all key terms of the swaps match those of the underlying deposit or debt transactions, therefore ensuring there is no hedge ineffectiveness at inception. The Company ensures that the interest-rate swaps meet the requirements for utilizing the short cut method in accordance with the accounting guidance and maintains appropriate documentation for each interest-rate swap. On a quarterly basis, fair value hedges are analyzed to ensure that the key terms of the hedged items and hedging instruments remain unchanged, and the hedging counterparties are evaluated to ensure that there are no adverse developments regarding counterparty default, thus ensuring continuous effectiveness. For fair value hedges, the effective portion of the changes in the fair value of derivatives is reflected in current earnings, on the same line in the consolidated statements of income as the related hedged item. For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest rate swaps is recorded as an adjustment to net interest income for the hedged items.

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

        The Company enters into foreign currency option contracts with clients to assist them in hedging their economic exposures arising out of foreign-currency denominated commercial transactions. Foreign currency options allow the counterparty to purchase or sell a foreign currency at a specified date and price. These option contracts are offset by paired trades with third-party banks. The Company also takes proprietary currency positions within risk limits established by the Company's Asset/Liability Management Committee. Both the realized and unrealized gains and losses on foreign exchange contracts are recorded in Other noninterest income in the consolidated statements of income.

Accounting Pronouncements

        During the year ended December 31, 2009, the following accounting pronouncements applicable to the Company were issued or became effective:

  •
  The Company adopted the new guidance in ASC Topic 805, Business Combinations ("ASC 805"), and ASC Topic 810, Consolidation ("ASC 810"), effective January 1, 2009. ASC 805 requires the acquiring entity in a business combination to recognize 100 percent of the assets acquired and liabilities assumed in the transaction; establishes acquisition date fair value as the measurement objective for the assets acquired and liabilities assumed; requires recognition of contingent consideration arrangements at their acquisition date fair values; and expands required disclosures regarding the nature and financial effect of the business combination. It also requires that acquisition-related costs be expensed when incurred. The provisions of ASC 805 are to be applied for business combination transactions consummated after January 1, 2009. ASC 810 requires that noncontrolling interests in subsidiaries be initially measured at fair value and classified as a separate component of equity in the consolidated financial statements. Following adoption, the Company reports noncontrolling interests in subsidiaries, with the exception of certain redeemable noncontrolling interests, as a separate component of equity in the consolidated balance sheets, and noncontrolling interests' share of subsidiary earnings is no longer recognized as an expense in the computation of consolidated net income. The expanded presentation and disclosure requirements of ASC 810 have been applied for the current period and retrospectively for prior periods presented. Redeemable noncontrolling interest continues to be reported in the mezzanine section of the consolidated balance sheets.

  •
  On January 1, 2009, ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), became effective for the Company's non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis. The Company's non-financial assets within the scope of ASC 820, which include goodwill and customer-relationship intangible assets, are reported at fair value on a nonrecurring basis (generally as the result of an impairment assessment) during the period in which the remeasurement at fair value is recorded. The Company currently has no non-financial liabilities required to be reported at fair value.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

  •
  Effective January 1, 2009, the Company adopted the expanded disclosure requirements for derivative instruments and hedging activities under ASC Section 815-10-50, Derivatives and Hedging—Disclosures ("ASC 815-50"). The expanded disclosures address how derivative instruments are used, how derivatives and the related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. In addition, companies are required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. The disclosure requirements of ASC 815-50 have been applied for the current period and retrospectively for prior periods presented.

  •
  The new guidance in ASC Section 350-30-35, Intangibles—Goodwill and Other—Subsequent Measurement ("ASC 350-35"), pertaining to the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset became effective for the Company on January 1, 2009. The intent of the revised guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805 when the underlying arrangement includes renewal or extension terms. ASC 350-35 permits an entity to use its own assumptions, based on its historical experience, about the renewal or extension of an arrangement to determine the useful life of an intangible asset. Adoption of the new guidance did not have a significant impact on the Company's consolidated financial statements.

  •
  ASC Section 260-10-55, Earnings per Share—Implementation ("ASC 260-55"), requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered to be participating securities, and the issuing entity is required to apply the two-class method of computing basic and diluted EPS. This guidance became effective for the Company on January 1, 2009. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. Accordingly, the Company calculates EPS using the two-class method. Prior period EPS and share data presented have been restated for comparability. The adoption of ASC 260-55 resulted in a 2 cent per share and 4 cent per share reduction in basic EPS for the year ended December 31, 2008 and 2007, respectively. The adoption did not have an impact on diluted EPS for the year ended December 31, 2008, but did reduce diluted EPS for the year ended December 31, 2007 by 2 cents per share.

  •
  ASC Subtopic 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity ("ASC 815-40"), requires an entity to evaluate an instrument's contingency provisions and the factors that affect its ultimate settlement amount (i.e., the payoff to the holder) when determining whether the instrument is indexed to the entity's own stock. This guidance became effective for the Company on January 1, 2009. Adoption of the new guidance did not have an impact on the Company's consolidated financial statements.

  •
  On November 13, 2008, the Financial Accounting Standards Board ("FASB") ratified a consensus on new guidance in ASC Subtopic 323-10, Investments—Equity Method and Joint Ventures—Overall ("ASC 323-10"), that clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The guidance applies to all investments accounted for under the equity method and became effective for the Company, on a prospective basis, for annual and interim reporting periods beginning January 1, 2009. Adoption

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    of the new guidance in ASC 323-10 did not have a significant impact on the Company's consolidated financial statements.

  •
  On April 1, 2009, the FASB revised the guidance in ASC Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest ("ASC 805-20"), to amend the requirements associated with the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under the revised guidance, an asset or liability assumed in a business combination that arises from a contingency is to be initially measured at fair value if fair value can be determined. If fair value cannot be determined, an asset or liability is to be recognized if it is probable that an asset existed or a liability had been incurred at the acquisition date and the amount can be reasonably estimated. An acquiring entity should develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. An acquirer is required to disclose information that enables users of its financial statements to evaluate the nature and financial effects of a business combination. The new guidance in ASC 805-20 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has applied the revised guidance to acquisitions completed subsequent to January 1, 2009.

  •
  On April 9, 2009, the FASB revised ASC Section 825-10-50, Financial Instruments—Disclosures ("ASC 825-50"), to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. ASC 825-50 requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in interim financial statements and any changes in these methods and assumptions from prior periods. The Company applied the interim disclosure requirements effective with June 30, 2009 reporting. In periods after initial adoption, the Company is required to provide comparative disclosures only for periods ending after initial adoption.

  •
  On April 9, 2009, the FASB revised ASC Section 320-10-35, Investments—Debt and Equity Securities—Subsequent Measurement ("ASC 320-35") to amend the other-than-temporary impairment guidance for debt securities. The "intent and ability" indicator for recognizing other-than-temporary impairment was modified, and the trigger used to assess the collectibility of cash flows changed from "probable that the investor will be unable to collect all amounts due" to "the entity does not expect to recover the entire amortized cost basis of the security." The new guidance changes the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. In those situations, impairment shall be separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses shall be recognized in earnings.

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

    The cumulative effect of initial adoption is recorded as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The amortized cost basis of a security for which an other-than-temporary impairment was previously recognized shall be adjusted by the amount of the cumulative effect adjustment before taxes. The difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted as interest income. The new guidance became effective for the Company on April 1, 2009. The Company did not hold any available-for-sale debt securities on April 1, 2009 with previously recognized other-than-temporary impairment. Therefore, the Company was not required to record a cumulative effect adjustment upon adoption. The Company adopted the classification and disclosure requirements of ASC 320-35 effective for June 30, 2009 reporting.

  •
  On April 9, 2009, the FASB revised ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall ("ASC 820-10"), to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased, and identifying transactions that are not orderly. Several factors are identified that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly), further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The expanded guidance reiterates that even in circumstances where there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The new guidance became effective for the Company for the June 30, 2009 reporting period. Adoption of the new guidance did not have a significant impact on the consolidated financial statements.

  •
  On May 28, 2009, the FASB issued ASC Topic 855, Subsequent Events ("ASC 855"). ASC 855 provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. ASC 855 is similar to the current guidance with some modifications that are not intended to result in significant changes in practice. Under ASC 855, subsequent events are categorized as recognized (currently type I) or nonrecognized (currently type II). The definition of subsequent events is modified to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). Entities are required to disclose the date through which an entity

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    has evaluated subsequent events and the basis for that date. ASC 855 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009, and became effective for the Company for the June 30, 2009 reporting period. Adoption of ASC 855 did not have a significant impact on the Company's consolidated financial statements.

  •
  On June 29, 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles ("ASC 105"). ASC 105 establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative principles and standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification represents a major reorganization of GAAP but is not intended to change GAAP. ASC 105 became effective for the Company on July 1, 2009. The Company has updated references to accounting pronouncements to conform to the Codification.

  •
  In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05 to provide guidance on measuring the fair value of liabilities under ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall. ASU 2009-05 reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date; that is, the liability is presumed to continue and is not settled with the counterparty. In addition, ASU 2009-05 reemphasizes that a fair value measurement of a liability includes nonperformance risk and that such risk does not change after the transfer of the liability. The guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either (1) a valuation technique that uses the quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets, or (2) another valuation technique that is consistent with ASC Topic 820 such as an income or market approach. ASU 2009-05 also states that a separate adjustment for the impact of a restriction on the transfer of a liability should not be made in the fair value measurement of a liability. The effect of a restriction on the transfer of a liability is presumed to be already factored into the transaction price of the liability at inception. ASU 2009-05 became effective for the Company on October 1, 2009. Adoption of the new guidance did not have a significant impact on the Company's consolidated financial statements.

  •
  In September 2009, the FASB issued ASU 2009-12 to provide guidance on measuring the fair value of investments in certain entities, such as hedge funds, private equity funds, venture capital funds, funds of funds and real estate funds that calculate net asset value per share. ASU 2009-12 amends ASC Topic 820, Fair Value Measurements and Disclosures. The guidance applies to investments that are required or permitted to be measured at fair value on a recurring or nonrecurring basis that do not have readily determinable fair values. If an investment is within scope of the ASU, a reporting entity is permitted but not required to use the investment's net asset value ("NAV") or its equivalent to estimate its fair value, provided that the NAV is calculated as of the reporting entity's measurement date. ASU 2009-12 also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. The ASU is effective for interim and annual periods ending after December 15, 2009, and became effective for the Company for year-end 2009

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    reporting. Adoption of ASU 2009-12 did not have a significant impact on the Company's consolidated financial statements.

  •
  In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and is required to be applied on a retrospective basis. Adoption of ASU 2010-01 did not have a significant impact on the Company's consolidated financial statements.

  •
  In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810), Accounting and Reporting for Decreases in Ownership of a Subsidiary—A Scope Clarification. ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance, and expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include the valuation techniques used to measure the fair value of any retained investment, the nature of continuing involvement with the subsidiary or entity acquiring the group of assets, and whether the transaction that resulted in the deconsolidation was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. ASU 2010-02 is effective beginning in the period that an entity adopted the former FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (now included in Subtopic 810-10). For the Company, the guidance is effective for the annual reporting period ending December 31, 2009. The amendments in ASU 2010-02 are required to be applied retrospectively. Adoption of ASU 2010-02 did not have a significant impact on the Company's consolidated financial statements.

        The following accounting pronouncements were issued during 2009, but are not effective for the company until after December 31, 2009:

  •
  In December 2009, the FASB issued ASU 2009-16, which codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets into Codification Topic 860. ASU 2009-16 represents a revision to former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. ASU 2009-16 expands required disclosures about transfers of financial assets and a transferor's continuing involvement with transferred assets. It also removes the concept of "qualifying special-purpose entity" from U.S. GAAP. The new guidance is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Adoption of the new guidance is not expected to have a material effect on the Company's consolidated financial statements.

  •
  In December 2009, the FASB issued ASU 2009-17, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), into Codification Topic 810, Consolidations. ASU 2009-17 revises former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities. The revised guidance requires, among other things, that an entity perform both a quantitative and qualitative analysis to determine if it is the primary beneficiary of a variable interest entity ("VIE") and therefore required to consolidate the VIE. The qualitative analysis includes determining whether an entity has the power to direct the most

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    significant activities of the VIE. The amended guidance also requires consideration of related party relationships in the determination of the primary beneficiary of a VIE and enhanced disclosures about an enterprise's involvement with a VIE. The new guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim reporting periods within that first annual reporting period and for interim and annual reporting periods thereafter. Adoption of the new guidance is not expected to have a material effect on the Company's consolidated financial statements.

  •
  In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, entities will be required to provide fair value measurement disclosures for each class of assets and liabilities, and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 is not expected to have a significant impact on the Company's consolidated financial statements.

Note 2. Restrictions on Cash and Due from Banks

        Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances averaged approximately $71.3 million and $51.9 million during the year ended December 31, 2009 and December 31, 2008, respectively.

Note 3. Business Combinations

Lee Munder Capital Group, LLC

        On July 21, 2009, the Company acquired an approximate 57 percent majority interest in Lee Munder Capital Group, LLC ("LMCG"), a Boston-based investment firm that manages assets for corporations, pensions, endowments and affluent households. LMCG had approximately $3.4 billion of assets under management at the date of acquisition. LMCG was merged with Independence Investments, a Boston-based institutional asset management firm in which the Company held a majority interest. The combined entity is the Company's primary institutional asset management affiliate, with more than $4 billion of assets under management at acquisition date. It is operated under the Lee Munder Capital Group name and as an affiliate of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.

        The Company recorded $36.0 million of goodwill and a $2.8 million client advisory contract intangible in association with its acquisition of LMCG. Although the Company only acquired an interest of approximately 57 percent, ASC 805 requires the Company to account for the acquisition of 100 percent of LMCG. Under ASC 805, the assets acquired, liabilities assumed and remaining noncontrolling interests are recognized at their full acquisition-date fair values. The $36.0 million of goodwill recognized includes the $14.7 million fair value of noncontrolling interest recorded at the

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Business Combinations (Continued)

acquisition date. The noncontrolling interest is recorded in Redeemable noncontrolling interest in the mezzanine section of the consolidated balance sheets.

San Jose Regional Center

        On November 13, 2009, the Company purchased a branch banking office in San Jose, California from another financial institution. Excluding acquisition accounting adjustments, the Company acquired approximately $34.6 million in deposits and $8.6 million in loans. The Company recorded $0.5 million of goodwill and a $0.6 million core deposit intangible in association with its acquisition of the branch.

Imperial Capital Bank

        On December 18, 2009, the Bank acquired the banking operations of Imperial Capital Bank ("ICB") in a purchase and assumption agreement with the Federal Deposit Insurance Corporation ("FDIC"). Excluding the effects of acquisition accounting adjustments, the Company acquired approximately $3.25 billion in assets and assumed $3.09 billion in liabilities. The Bank acquired most of ICB's assets, including loans and OREO with a fair value of $1.86 billion and $58.8 million, respectively, and assumed deposits of $2.08 billion. The Bank received approximately $70.8 million in cash from the FDIC and recorded a receivable for an additional $5.3 million expected to be received in 2010. The Bank did not immediately acquire ICB's banking facilities, furniture or equipment as part of the purchase and assumption agreement, but has a 90 day option to purchase any or all owned bank premises including furniture, fixtures and equipment and to assume any or all leases for leased bank premises from the FDIC.

        In connection with the acquisition, the Bank entered into loss sharing agreements with the FDIC under which the FDIC will reimburse the Bank for 80 percent of eligible losses up to $649 million with respect to covered assets (loans and OREO) and 95 percent of eligible losses in excess of $649 million. The term of the loss share agreement for single family residential loans is ten years. The term of the loss share agreement for all other loans is seven years. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $407.6 million at the acquisition date. In the last three quarters of the seventh year the Company has the right, without FDIC consent, to sell up to $400 million of the remaining covered loans provided the properties securing those loans have a current independent appraisal which supports a loan-to-value ratio of 75 percent or more of the covered loans' book value.

        The Bank recognized a gain of $38.2 million on the acquisition. The gain represents the amount by which the fair value of the assets acquired and consideration received from the FDIC exceeds the liabilities assumed. The gain is reported in Gain on acquisition in the consolidated statements of income. The Bank recognized approximately $2.0 million of acquisition-related expense. This expense in included in Other noninterest expense in the consolidated statements of income.

        The consolidated income statement for 2009 includes the operating results produced by the acquired assets and assumed liabilities of ICB for the period of December 18, 2009 to December 31, 2009 and were not material to total operating results in 2009. Due primarily to the Company acquiring only certain assets and liabilities of ICB, the significant amount of fair value adjustments, and the FDIC loss sharing agreement, the historical results of ICB are not material to the Company's results, and as a result, no pro forma information is presented.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements

        A distribution of asset and liability fair values according to the fair value hierarchy at December 31, 2009 is provided in the following table. See Note 1 for a discussion of the Company's policies regarding the fair value hierarchy and valuation techniques.

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$73,597	$73,597	$—	$—
Federal agency—Debt	656,721	—	656,721	—
Federal agency—MBS	555,157	—	555,157	—
CMOs—Federal agency	2,306,111	—	2,306,111	—
CMOs—Non-agency	241,329	—	241,329	—
State and municipal	378,639	—	378,639	—
Other debt securities	76,506	—	49,727	26,779
Equity securities and mutual funds	18,698	18,698	—	—
Trading securities	154,302	154,302	—	—
Mark-to-market derivatives (1)	52,309	5,335	46,974	—

Total assets at fair value	$4,513,369	$251,932	$4,234,658	$26,779

Liabilities
Mark-to-market derivatives (2)	$14,577	$1,080	$13,497	$—

Total liabilities at fair value	$14,577	$1,080	$13,497	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)	$239,888	$—	$141,777	$98,111
Other real estate owned (4)	48,920	—	30,866	18,054
Private equity investments	4,374	—	—	4,374

Total assets at fair value	$293,182	$—	$172,643	$120,539

(1)
Reported in Other assets in the consolidated balance sheets.

(2)
Reported in Other liabilities in the consolidated balance sheets.

(3)
Impaired loans for which fair value was calculated using the collateral valuation method.

(4)
OREO balance of $113,866 in the consolidated balance sheets includes $60,558 acquired from the FDIC and is net of estimated disposal costs.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

        At December 31, 2009, $4.51 billion, or approximately 21.4 percent, of the Company's total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than 1 percent of total assets were measured using Level 3 inputs. At December 31, 2009, $14.6 million of the Company's total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs. At December 31, 2009, $293.2 million, or 1.4 percent of the Company's total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 and Level 3 inputs.

        A distribution of asset and liability fair values according to the fair value hierarchy at December 31, 2008 is provided in the following table:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2008	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$46,197	$46,197	$—	$—
Federal agency—Debt	30,180	—	30,180	—
Federal agency—MBS	653,914	—	653,914	—
CMOs—Federal agency	569,369	—	569,369	—
CMOs—Non-agency	305,716	—	305,716	—
State and municipal	413,030	—	413,030	—
Other debt securities	74,343	—	41,924	32,419
Equity securities and mutual funds	52,121	52,121	—	—
Trading securities	295,598	291,809	3,789	—
Mark-to-market derivatives (1)	67,487	4,635	62,852	—

Total assets at fair value	$2,507,955	$394,762	$2,080,774	$32,419

Liabilities
Mark-to-market derivatives (2)	$20,962	$3,972	$16,990	$—

Total liabilities at fair value	$20,962	$3,972	$16,990	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)	$84,588	$—	$84,588	$—
Other real estate owned (4)	12,713	—	12,713	—

Total assets at fair value	$97,301	$—	$97,301	$—

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

        At December 31, 2008, $2.51 billion, or approximately 15 percent, of the Company's total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one-quarter of 1 percent of total assets were measured using Level 3 inputs. At December 31, 2008, $21.0 million of the Company's total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs. At December 31, 2008, $97.3 million, or less than 1 percent of the Company's total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 inputs.

        For assets measured at fair value on a nonrecurring basis, the following table presents the total losses, which include charge-offs, specific reserves, valuation write-downs and net losses on sales of other real estate owned, recognized in 2009:

(in thousands)	Year Ended December 31, 2009
Impaired loans	$134,123
Other real estate owned	12,240
Private equity investments	3,677

Total losses recognized	$150,040

        Level 3 assets measured at fair value on a recurring basis are CDO senior notes, included in available-for-sale debt securities, and CDO income notes, included in trading securities, for which the market is inactive. The fair value of these securities is determined using an internal cash flow model that incorporates management's assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. These assumptions are not directly observable in the market. Unrealized gains and losses on available-for-sale securities are reported as a component of AOCI in the consolidated balance sheets. Unrealized gains and losses on trading securities are reported in earnings. Activity in Level 3 assets measured at fair value on a recurring basis for 2009 and 2008 is summarized in the following tables:

Level 3 Assets Measured on a Recurring Basis in 2009

(in thousands)	Securities Available-for-Sale	Trading Securities	Total Level 3 Assets
Balance at January 1, 2009	$32,419	$—	$32,419
Total realized/unrealized gains (losses):
Included in earnings	(9,282)	(2,447)	(11,729)
Included in other comprehensive income	7,034	—	7,034
Purchases, sales, issuances and settlements, net	(945)	—	(945)
Net transfers in (out) of Level 3	—	—	—
Transfers between categories	(2,447)	2,447	—

Balance at December 31, 2009	$26,779	$—	$26,779

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

(in thousands)	Securities Available-for-Sale
Balance at January 1, 2008	$32,977
Total gains or losses (realized/unrealized):
Included in earnings	(18,088)
Included in other comprehensive income	(5,392)
Purchases, sales, issuances and settlements, net	(2,855)
Transfers in and/or out of Level 3	25,777

Balance at December 31, 2008	$32,419

        There were no purchases or sales of Level 3 assets measured on a recurring basis during these periods.

        Level 3 assets measured at fair value on a nonrecurring basis include certain collateral dependent impaired loans and OREO for which fair value is not solely based on market observable inputs, and private equity and alternative investments. Non-observable inputs related to valuing loans and OREO may include adjustments to external appraised values based on an internally generated discounted cash flow analysis or management's assumptions about market trends or other factors that are not directly observable. Private equity and alternative investments do not have readily determinable fair values. These investments are carried at cost and evaluated for impairment on a quarterly basis. Due to the lack of readily determinable fair values for these investments, the impairment assessment is based primarily on a review of investment performance and the likelihood that the capital invested would be recovered.

        Activity in Level 3 assets measured at fair value on a nonrecurring basis in 2009 is summarized in the following table:

Level 3 Assets Measured on a Nonrecurring Basis

(in thousands)	Collateral Dependent Loans	OREO	Private Equity	Total Level 3 Assets
Balance, beginning of year	$—	$—	$—	$—
Total realized/unrealized gains (losses):
Included in earnings	(32,376)	(2,791)	(3,478)	(38,645)
Purchases, sales, issuances and settlements, net	(849)	(86)	—	(935)
Net transfers in (out) of Level 3	131,336	20,931	7,852	160,119

Balance, end of year	$98,111	$18,054	$4,374	$120,539

        Increases in Level 3 assets that occur when an asset has been measured at fair value using non-observable inputs are reported as "transfers in" in the table above. There were no transfers out of Level 3 and no purchases of Level 3 assets measured on a nonrecurring basis in 2009. For 2009, the balance of Level 3 loans was reduced by payments received and the balance of OREO was reduced by sales. There were no Level 3 assets measured at fair value on a nonrecurring basis in 2008.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

Fair Value of Financial Instruments

        A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of a financial instrument. The table below summarizes the estimated fair values for the Company's financial instruments as of December 31, 2009 and December 31, 2008. The disclosure does not include estimated fair value amounts for assets and liabilities which are not defined as financial instruments but which have significant value. These assets and liabilities include the value of customer-relationship intangibles, goodwill, private equity and affordable housing investments carried at cost, other assets, deferred taxes and other liabilities. Accordingly, the total of the fair values presented does not represent the underlying value of the Company.

        Following is a description of the methods and assumptions used in estimating the fair values for each class of financial instrument:

        Cash and due from banks, Due from banks—interest bearing and Federal funds sold —For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

        Securities available-for-sale and Trading securities—For securities held as available-for-sale, the fair value is determined by quoted market prices, where available, or on observable market inputs appropriate for the type of security. If quoted market prices or observable market inputs are not available, discounted cash flows may be used to determine an appropriate fair value. Fair value for trading securities, with the exception of CDO income notes, are based on quoted market prices or dealer quotes. The fair value of CDO income notes is determined using a discounted cash flow model.

        Loans and leases—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. Due to the lack of activity in the secondary market for the types of loans in the Company's portfolio, a model-based approach is used for determining the fair value of loans for purposes of the disclosures in the table below. The fair value of loans is estimated by discounting future cash flows using discount rates that incorporate the Company's assumptions concerning current market yields, credit risk and liquidity premiums. Loan cash flow projections are based on contractual loan terms adjusted for the impact of current interest rate levels on borrower behavior, including prepayments. Loan prepayment assumptions are based on industry standards for the type of loans being valued. Projected cash flows are discounted using yield curves based on current market conditions. Yield curves are constructed by product type using the Bank's loan pricing model for like-quality credits. The discount rates used in the Company's model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans.

        Covered Loans—Fair value is determined using a discounted cash flow model based on assumptions about the amount and timing of principal and interest payments, principal prepayments and estimates of principal defaults, loss given default and current market rates.

        Derivative Contracts—The fair value of non-exchange traded (over-the-counter) derivatives are obtained from third party market sources. The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

derivative contracts. The fair value of interest rate contracts include interest receivable and payable and cash collateral, if any.

        Deposits—The fair value of demand and interest checking deposits, savings deposits, and certain money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is determined by discounting expected future cash flows using the rates offered by the Bank for deposits of similar type and remaining maturity at the measurement date. This value is compared to the termination value of each CD given the bank's standard early withdrawal penalties. The fair value reported is the higher of the discounted present value of each CD and the termination value after the recovery of prepayment penalties. The Bank reviews pricing for its CD products weekly. This review gives consideration to market pricing for products of similar type and maturity offered by other financial institutions.

        Federal funds purchased, Securities sold under repurchase agreements and Other short-term borrowings—The carrying amount is a reasonable estimate of fair value.

        Structured securities sold under repurchase agreements—The fair value of structured repurchase agreements is based on market pricing for synthetic instruments with the same term and structure. These values are validated against dealer quotes for similar instruments.

        Subordinated and long-term debt—The fair value of subordinated and long-term debt is obtained through third-party pricing sources.

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

	December 31, 2009		December 31, 2008
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$364.5	$364.5	$279.9	$279.9
Due from banks—interest bearing	443.4	443.4	144.3	144.3
Federal funds sold	5.0	5.0	—	—
Securities available-for-sale	4,306.8	4,306.8	2,144.9	2,144.9
Trading securities	154.3	154.3	295.6	295.6
Loans and leases, net of allowance	11,858.4	12,006.9	12,220.2	12,515.8
Covered loans	1,851.8	1,851.8	—	—
Derivative contracts	52.3	52.3	48.2	48.2
Financial Liabilities:
Deposits	$17,379.4	$17,383.4	$12,652.1	$12,663.7
Federal funds purchased and securities sold under
repurchase agreements	426.8	426.8	708.2	708.2
Structured securities sold under repurchase agreements	200.0	208.7	200.0	218.0
Other short-term borrowings	0.7	0.7	124.5	124.5
Subordinated and long-term debt	811.2	829.9	408.1	369.6
Derivative contracts	14.6	14.6	21.0	21.0
Commitments to extend credit	2.0	(16.2)	—	(13.1)
Commitments to private equity and affordable
housing funds	14.1	31.1	—	44.0

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale at December 31, 2009 and 2008:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
U.S. Treasury	$73,597	$2	$(2)	$73,597
Federal agency—Debt	659,716	651	(3,646)	656,721
Federal agency—MBS	552,691	6,521	(4,055)	555,157
CMOs—Federal agency	2,294,676	23,641	(12,206)	2,306,111
CMOs—Non-agency	272,262	304	(31,237)	241,329
State and municipal	368,454	10,915	(730)	378,639
Other debt securities	82,163	1,093	(6,750)	76,506

Total debt securities	4,303,559	43,127	(58,626)	4,288,060
Equity securities and mutual funds	15,861	2,837	—	18,698

Total securities	$4,319,420	$45,964	$(58,626)	$4,306,758

December 31, 2008
U.S. Treasury	$45,709	$488	$—	$46,197
Federal agency—Debt	29,939	241	—	30,180
Federal agency—MBS	644,594	10,206	(886)	653,914
CMOs—Federal agency	563,310	6,966	(907)	569,369
CMOs—Non-agency	393,150	—	(87,434)	305,716
State and municipal	404,787	9,729	(1,486)	413,030
Other debt securities	98,419	139	(24,215)	74,343

Total debt securities	2,179,908	27,769	(114,928)	2,092,749
Equity securities and mutual funds	59,276	1,154	(8,309)	52,121

Total securities	$2,239,184	$28,923	$(123,237)	$2,144,870

        Proceeds from sales of securities were $829.8 million, $103.6 million and $196.3 million in 2009, 2008 and 2007, respectively. The following table provides the gross realized gains and losses on the sales of securities available-for-sale for 2009, 2008 and 2007:

	For the year ended December 31,
(in thousands)	2009	2008	2007
Gross realized gains	$22,696	$2,642	$2,937
Gross realized losses	(8,410)	(4,153)	(4,311)

Net realized gains (losses)	$14,286	$(1,511)	$(1,374)

        The $14.3 million of net realized gains on the sale of securities in 2009 primarily relates to the sale of CMOs and mortgage-backed securities.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

Impairment Assessment

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

        In accordance with ASC 320-35, when there are credit losses associated with an impaired debt security and the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company will separate the amount of the impairment into the amount that is credit related and the amount related to non-credit factors. The credit-related impairment is recognized in Net impairment loss recognized in earnings in the consolidated statements of income. The non-credit-related impairment is recognized in AOCI.

Securities Deemed to be Other-Than-Temporarily Impaired

        Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at December 31, 2009. The Company recorded credit loss impairment in earnings on available-for-sale securities of $16.4 million for the year ended December 31, 2009. The $17.2 million non-credit portion of impairment recognized at December 31, 2009 was recorded in AOCI. The Company recorded a $49.3 million impairment loss in earnings on available-for-sale securities in 2008. No impairment losses were recorded in 2007.

        The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

	For the year ended December 31,
(in thousands) Impairment Losses on Other-Than-Temporarily Impaired Securities
	2009	2008	2007
Non-agency CMOs	$4,409	$—	$—
Collateralized debt obligation income notes	9,282	18,088	—
Perpetual preferred stock	1,124	21,884	—
Equity securities and mutual funds	1,630	9,308	—

Total	$16,445	$49,280	$—

        The following table provides a rollforward of credit related other-than-temporary impairment recognized in earnings for the year ended December 31, 2009. Credit related other-than-temporary impairment that was recognized in earnings during 2009 is reflected as an "Initial credit-related impairment" if the current period is the first time the security had a credit impairment. A credit-

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

related other-than-temporary impairment is reflected as a "Subsequent credit-related impairment" if the current period is not the first time the security had a credit impairment.

(in thousands)	Year ended December 31, 2009
Balance, beginning of period	$8,083
Subsequent credit-related impairment	5,215
Initial credit-related impairment	4,409

Balance, end of period	$17,707

Non-Agency CMOs

        During 2009, the Company identified certain non-agency collateralized mortgage obligation securities ("CMOs") that were considered to be other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security. Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company concluded that the shortfall in expected cash flows represented a credit loss and recognized impairment losses in earnings totaling $4.4 million on its investments in CMOs year-to-date. The remaining other-than-temporary impairment for these securities was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates.

Collateralized Debt Obligation Income Notes

        Collateralized debt obligation income notes ("Income Notes") are equity interests in a multi-class, cash flow collateralized bond obligation backed by a collection of Trust Preferred securities issued by financial institutions. The equity interests represent ownership of all residual cash flow from the asset pools after all fees have been paid and debt issues have been serviced. Income Notes are collateralized by debt securities with stated maturities and are classified as Level 3 in the fair value hierarchy. Refer to Note 4, Fair Value Measurements, for further discussion of fair value.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

        The Company recorded a $9.3 million impairment loss in earnings on its investment in Income Notes in the first quarter of 2009 prior to their transfer to trading securities. The Income Notes were evaluated for impairment under the guidance applicable to certain debt securities which are beneficial interests in securitized financial assets and not considered to be of high credit quality. For these securities, other-than-temporary impairment exists when it is probable there has been an adverse change in estimated cash flows since the date of acquisition. Due to lack of activity in the market for Income Notes, the fair value of these securities was determined using an internal cash flow model that incorporated management's assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. The Company considered a number of factors in determining the discount rate used in the cash flow valuation model including the implied rate of return at the last date the market for Income Notes and similar securities was active, rates of return that market participants would consider in valuing the securities and indicative quotes from dealers.

Perpetual Preferred Stock

        The adjusted cost basis of the Company's investment in perpetual preferred stock issued by Freddie Mac and Fannie Mae was $0.6 million at December 31, 2009, compared with a fair value of $0.9 million, indicating that these securities were not impaired at year end. The Company previously recorded impairment losses totaling $23.0 million on these securities. Impairment losses of $1.1 million and $21.9 million were recognized in 2009 and 2008, respectively, following the action taken by the Federal Housing Finance Agency in September 2008 of placing these Government-Sponsored Agencies into conservatorship and eliminating the dividends on their preferred shares.

Mutual Funds

        The adjusted cost basis of available-for-sale mutual funds was $15.2 million at December 31, 2009, compared with a fair value of $17.8 million. The Company recognized a $1.6 million impairment loss on its investment in one high-yield bond fund in 2009.

        The following tables provide a summary of the gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of December 31, 2009 and December 31, 2008. The 2009 table

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

includes investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
December 31, 2009
U.S. Treasury	$59,995	$2	$—	$—	$59,995	$2
Federal agency—Debt	437,548	3,646	—	—	437,548	3,646
Federal agency—MBS	285,328	4,055	—	—	285,328	4,055
CMOs—Federal agency	634,732	12,206	—	—	634,732	12,206
CMOs—Non-agency	35,192	428	180,699	30,809	215,891	31,237
State and municipal	18,187	340	4,500	390	22,687	730
Other debt securities	—	—	36,315	6,750	36,315	6,750

Total securities	$1,470,982	$20,677	$221,514	$37,949	$1,692,496	$58,626

December 31, 2008
Federal agency—MBS	$63,634	$719	$12,925	$167	$76,559	$886
CMOs—Federal agency	29,133	111	41,041	796	70,174	907
CMOs—Non-agency	172,899	50,631	132,818	36,803	305,717	87,434
State and municipal	39,974	1,275	4,769	211	44,743	1,486
Other debt securities	43,844	17,661	25,910	6,554	69,754	24,215

Total debt securities	349,484	70,397	217,463	44,531	566,947	114,928
Equity securities and mutual funds	36,129	8,309	—	—	36,129	8,309

Total securities	$385,613	$78,706	$217,463	$44,531	$603,076	$123,237

        At December 31, 2009, total securities available-for-sale had a fair value of $4.31 billion, which included $1.69 billion of securities available-for-sale in an unrealized loss position as of December 31, 2009. This balance consists of $1.65 billion of temporarily impaired securities and $43.5 million of securities that had non-credit related impairment recognized in AOCI. At December 31, 2009, the Company had 155 debt securities in an unrealized loss position. The debt securities in an unrealized loss position include 1 U.S. Treasury bill, 15 Federal agency debt securities, 30 Federal agency MBS, 44 Federal agency CMOs, 29 private label CMOs, 32 state and municipal securities and 4 other debt securities.

        The largest component of the unrealized loss at December 31, 2009 was $31.2 million related to non-agency collateralized mortgage obligations. The Company monitors the performance of the mortgages underlying these bonds. Although there has been some deterioration in collateral performance during 2009 due to declines in the housing market, the Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs held largely to the current absence of liquidity in the credit markets and increases in interest rates, not to deterioration in credit quality. Other than the $4.4 million credit loss discussed in Non-Agency CMOs above, the Company expects to receive all contractual principal and interest payments due on its CMO debt securities. Additionally, the Company does not intend to sell

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high-end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of further other-than-temporary impairment charges.

        Other debt securities includes the Company's investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities ("CDOs") issued by a geographically diverse pool of small- and medium-sized financial institutions. Liquidity pressures in 2008 and in 2009 caused a general decline in the value of corporate debt. The CDOs held in securities available-for-sale at December 31, 2009 are the most senior tranches of each issue. The market for CDOs was inactive in 2008 and 2009, therefore, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $4.9 million unrealized loss at December 31, 2009. The Company attributes the unrealized loss to the illiquid credit markets. The senior notes have collateral that exceeds the outstanding debt by approximately 33 percent. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

        The Company does not consider the debt securities in the above table to be other than temporarily impaired at December 31, 2009.

        At December 31, 2008, total securities available-for-sale had a fair value of $2.14 billion, which included temporarily impaired securities of $603.1 million. As of December 31, 2008, the Company had 109 debt securities in an unrealized loss position, including 29 CMO securities, 10 mortgage-backed securities, 55 state and municipal securities and 15 other debt securities. As of December 31, 2008, the Company had 2,012 equity securities and 5 mutual funds in an unrealized loss position.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

        The following table provides the expected remaining maturities of debt securities included in the securities portfolio at December 31, 2009, except for mortgage-backed securities which are allocated according to their average expected maturities. Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total
U.S. Treasury	$73,597	$—	$—	$—	$73,597
Federal agency—Debt	310,445	250,563	95,713	—	656,721
Federal agency—MBS	2,547	190,648	304,740	57,222	555,157
CMOs—Federal agency	86,988	1,730,919	455,717	32,487	2,306,111
CMOs—Non-agency	10,095	145,758	85,476	—	241,329
State and municipal	35,013	141,620	148,956	53,050	378,639
Other debt securities	1,998	—	68,209	6,299	76,506

Total debt securities	$520,683	$2,459,508	$1,158,811	$149,058	$4,288,060

Amortized cost	$518,569	$2,451,095	$1,184,500	$149,395	$4,303,559

        Securities available-for-sale totaling $1.20 billion were pledged to secure trust funds, public deposits, repurchase agreements, or for other purposes required or permitted by law at December 31, 2009.

        Interest income on available-for-sale securities is comprised of: (i) taxable interest income of $108.2 million, $86.1 million and $105.8 million for the years ended December 31, 2009, 2008, and 2007, respectively, (ii) nontaxable interest income of $14.4 million, $15.1 million and $15.1 million for the years ended December 31, 2009, 2008, and 2007, respectively, and (iii) dividend income of $1.2 million, $3.2 million and $1.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 6. Other Investments

Federal Home Loan Bank and Federal Reserve Bank Stock

        The Company's investment in stock issued by the Federal Home Loan Bank ("FHLB") and Federal Reserve ("FRB") totaled $123.2 million and $54.2 million at December 31, 2009 and 2008, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment.

        At December 31, 2009, the Company held $97.3 million of FHLB stock. FHLB banks are cooperatives that provide products and services to member banks. The FHLB provides significant liquidity to the U.S. banking system through advances to its member banks in exchange for collateral. The purchase of stock is required in order to receive advances and other services. The Company

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Other Investments (Continued)

completed an assessment of its investment in FHLB stock for impairment at December 31, 2009. The FHLB experienced higher levels of other-than-temporary impairment in its investments in private label mortgage-backed securities over the past year due to continued weakness in the housing market. The FHLB has taken steps to preserve capital and increase the balance of restricted retained earnings available to protect members' paid-in-capital from the effects of adverse credit events, and its capital-to-assets ratio was well above regulatory requirements at December 31, 2009. Additionally, the FHLB has access to a high level of government support to maintain liquidity and access to funding. The Company expects to recover the full amount invested in FHLB stock and does not consider its investment to be impaired at December 31, 2009.

Private Equity and Alternative Investments

        The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets. The Company's investments in these funds totaled $37.4 million at December 31, 2009 and $35.6 million at December 31, 2008. A summary of investments by fund type is provided below:

	December 31,
(in thousands) Fund Type	2009	2008
Private equity and venture capital	$22,530	$19,160
Real estate	8,148	9,260
Hedge	2,700	3,000
Other	4,038	4,213

Total	$37,416	$35,633

        Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated income statements. The new cost basis of the investment is not adjusted for subsequent recoveries in value.

        In 2009, the Company recognized impairment totaling $3.7 million on its investments in one real estate fund, two private equity funds and one hedge fund. In 2008, the Company recognized impairment of $0.1 million on one private equity fund. The table below provides information as of

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Other Investments (Continued)

December 31, 2009 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

Alternative Investments Measured at Fair Value on a Nonrecurring Basis

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity and venture capital (2)	$508	$28	None (1)	N/A
Real estate (3)	3,166	1,463	None (1)	N/A
Hedge (4)	700	—	Quarterly	65 days

Total	$4,374	$1,491

(1)
Fund makes periodic distributions of income but does not permit redemptions prior to the end of the investment term.

(2)
Fund invests in securities and other instruments of public and private companies, including corporations, partnerships, limited liability companies and joint ventures.

(3)
Fund invests in commercial, industrial and retail projects and select multi-family housing opportunities which are part of mixed use projects in low and moderate income neighborhoods.

(4)
Fund invests in other hedge funds.

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

        The following is a summary of the major categories of loans:

	December 31,
(in thousands)	2009	2008
Commercial	$4,335,052	$4,433,755
Commercial real estate mortgages	2,161,451	2,184,688
Residential mortgages	3,533,453	3,414,868
Real estate construction	835,589	1,252,034
Equity lines of credit	734,182	635,325
Installment loans	172,566	173,779
Lease financing	374,615	349,810

Loans and leases, excluding covered loans	$12,146,908	$12,444,259
Covered loans	1,851,821	—

Total loans and leases	$13,998,729	$12,444,259

        The loan amounts above include net unamortized fees and costs of $6.2 million and $6.8 million as of December 31, 2009 and 2008, respectively. The loan amounts as of December 31, 2009 also include unamortized discounts of $514.3 million resulting from acquisition-date fair value adjustments on loans acquired in the FDIC-assisted acquisition of ICB, as well as the acquisition of a branch during 2009.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        In the normal course of business, the Bank makes loans to executive officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to others with a similar credit standing. The aggregate dollar amounts of these loans were $56.9 million and $55.7 million at December 31, 2009 and 2008, respectively. During 2009, new loans and advances totaled $43.3 million and repayments totaled $42.1 million. Interest income recognized on these loans amounted to $2.3 million, $2.6 million and $4.4 million during 2009, 2008, and 2007, respectively. At December 31, 2009, none of these loans was past due or on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

        The Company has no residential mortgage loans with high LTVs (as defined in FDICIA as greater than 90 percent), loans with option ARM terms, as defined in ASC 825-10-55, Financial Instruments—Concentrations Involving Loan Product Terms, or that allow for negative amortization. The Company does offer interest-only loans. Excluding covered loans, there were interest-only residential mortgages totaling approximately $945.1 million and home equity lines of credit totaling approximately $734.2 million as of December 31, 2009. As of December 31, 2008, there were interest-only residential mortgages totaling approximately $873.7 million and home equity lines of credit totaling approximately $635.3 million.

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

        Total loans, excluding covered loans, that are past due 90 days or more and still accruing interest totaled $5.7 million, $0.7 million and $1,000 at December 31, 2009, 2008 and 2007, respectively. Covered loans that are past due 90 days or more and still accruing interest totaled $173.3 million. Troubled debt restructured loans were $11.2 million, before specific reserves of $1.0 million, at December 31, 2009. There were no related commitments to lend additional funds on restructured loans. There were no restructured loans at December 31, 2008 or 2007.

Covered Loans

        Covered loans represent loans acquired from the FDIC that are subject to a loss sharing agreement and were $1.85 billion as of December 31, 2009. The Company evaluated the acquired loans and concluded that all loans would be accounted for under ASC 310-30. Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

payments. The following table reflects the carrying value of the acquired loans as of December 31, 2009:

(in thousands)	December 31, 2009
Multifamily residential	$1,183,972
Commercial real estate	454,124
Construction and land	193,179
Other	20,547

Total covered loans	$1,851,822

        As of December 18, 2009, the preliminary estimates of the contractually required payments receivable for all acquired impaired loans were $3.84 billion, the cash flows expected to be collected were $2.55 billion, and the fair value of the loans was $1.86 billion. These amounts were determined based on the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. None of the acquired loans were classified as nonaccrual loans at December 31, 2009. Interest income is recognized on acquired impaired loans through accretion of the difference between the carrying amount of the loans and their expected cash flows. There was no allowance for loan losses related to the acquired impaired loans as of December 31, 2009. Because of the short time period between the closing of the transaction and December 31, 2009, certain amounts related to the acquired impaired loans are preliminary estimates and adjustments to these amounts may occur as the Company finalizes its analysis of these loans.

        Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the period from December 18, 2009 through December 31, 2009:

	December 31, 2009
(in thousands)	Carrying Amount of Loans	Accretable Yield
Balance at beginning of period (1)	$1,862,515	$691,086
Accretion	3,960	(3,960)
Payments received	(14,653)	—

Balance at end of period	$1,851,822	$687,126

(1)
Represents the fair value of acquired impaired loans at acquisition date.

        The Company recorded an FDIC indemnification asset that represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans and OREO. The FDIC indemnification asset was $380.7 million at December 31, 2009.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

        The allowance for loan and lease losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management's process in analyzing the loan and commitment portfolios and on management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. The allowance for loan and lease losses

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

and the reserve for off-balance sheet credit commitments which provide for the risk of losses inherent in the credit extension process, are increased by the provision for credit losses charged to operating expense and allowances acquired through acquisitions (for acquisition prior to 2009). The allowance for loan and lease losses is decreased by the amount of charge-offs, net of recoveries. There is no exact method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

        The following is a summary of activity in the allowance for loan and lease losses and reserve for off-balance sheet credit commitments:

	Year ended December 31,
(in thousands)	2009	2008	2007
Allowance for loan and lease losses
Balance, beginning of the year	$224,046	$168,523	$155,342
Provision for credit losses	285,000	127,000	20,000
Transfers to (from) reserve for off-balance sheet credit commitments	5,363	(2,999)	(2,855)
Allowance of acquired institution	—	—	4,513
Charge-offs	(237,271)	(71,022)	(14,231)
Recoveries	11,355	2,544	5,754

Net loans charged-off	(225,916)	(68,478)	(8,477)

Balance, end of year	$288,493	$224,046	$168,523

Reserve for off-balance sheet credit commitments
Balance, beginning of the year	$22,703	$19,704	$16,424
Recovery of prior charge-off	—	—	(67)
Reserve of acquired institution	—	—	492
Provision for credit losses/transfers	(5,363)	2,999	2,855

Balance, end of the year	$17,340	$22,703	$19,704

        The following is a summary of nonaccrual loans and related interest foregone:

	December 31,
(in thousands)	2009	2008	2007
Nonaccrual loans	$388,707	$211,142	$75,561

Contractual interest due	$21,613	$7,570	$3,776
Interest collected and applied to principal	5,867	2,356	1,423

Net interest foregone	$15,746	$5,214	$2,353

        At December 31, 2009, there were $375.7 million of impaired loans included in nonaccrual loans, with an allowance allocation of $55.8 million. Impaired loans with an allocated allowance were $274.7 million and impaired loans without an allocated allowance were $101.0 million. The remaining $13.0 million of nonaccrual loans at December 31, 2009 are loans under $500,000 that are not

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

individually evaluated for impairment. Impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement. On a comparable basis, at December 31, 2008, there were $204.5 million of impaired loans which had an allowance of $25.6 million allocated to them. At December 31, 2008, impaired loans with an allocated allowance were $80.7 million and impaired loans without an allocated allowance were $123.8 million. For 2009, 2008, and 2007, the average balances of all impaired loans were $328.8 million, $139.6 million, and $33.7 million, respectively. During 2009, 2008, and 2007, no interest income was recognized on impaired loans until the principal balances of these loans were paid off.

        The Company has pledged eligible residential first mortgages, equity lines of credit and commercial loans totaling $5.86 billion as collateral for its borrowing facility at the Federal Home Loan Bank of San Francisco.

Note 8. Other Real Estate Owned

        At December 31, 2009, OREO was $113.9 million and included $60.6 million of covered OREO that was acquired in the FDIC-assisted acquisition of ICB. The acquired OREO is covered by a loss sharing agreement with the FDIC. At December 31, 2008, OREO was $11.4 million.

        Excluding covered OREO, the Company recognized $66.0 million of additions in 2009, offset by sales of $10.7 million. In 2009, the Company recognized write downs totaling $4.4 million on OREO and gains of $1.0 million on initial transfers to OREO. There were no write downs of OREO or gains on initial transfers to OREO in 2008. There was a $1.3 million net gain on the sale of OREO in 2009 and a $0.2 million net loss on the sale of OREO in 2008. There were no sales of OREO during 2007.

Note 9. Premises and Equipment

        The following is a summary of data for the major categories of premises and equipment:

(in thousands)	Cost	Accumulated Depreciation And Amortization	Carrying Value	Range of Lives
December 31, 2009
Premises, including land of $3,511	$136,803	$82,449	$54,354	0 to 39 years
Furniture, fixtures and equipment	164,868	128,543	36,325	3 to 10 years
Software	84,038	50,408	33,630	5 years

Total	$385,709	$261,400	$124,309

December 31, 2008
Premises, including land of $3,586	$136,391	$74,381	$62,010	0 to 39 years
Furniture, fixtures and equipment	155,740	119,250	36,490	3 to 10 years
Software	75,152	42,358	32,794	5 years

Total	$367,283	$235,989	$131,294

        Depreciation and amortization expense was $26.2 million in 2009, $22.2 million in 2008, and $20.9 million in 2007. Net rental payments on operating leases included in Net occupancy of premises

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Premises and Equipment (Continued)

in the consolidated statements of income were $43.2 million in 2009, $41.8 million in 2008, and $36.3 million in 2007.

        The future net minimum rental commitments were as follows at December 31, 2009:

(in thousands)	Net Minimum Rental Commitments
2010	$34,665
2011	34,132
2012	31,437
2013	27,057
2014	23,922
Thereafter	89,773

$240,986

        The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations related to acquisitions have been adjusted to current market values through acquisition accounting adjustments. The allowance thus created is being accreted over the terms of the leases and will increase or reduce the total expense recognized by the Company in its operating expenses. At December 31, 2009, the Company is contractually entitled to receive minimum future rentals of $8.1 million under non-cancelable sub-leases with terms through 2038.

        A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses.

Note 10. Income Taxes

        Income taxes (benefits) in the consolidated statements of income include the following amounts:

(in thousands)	Current	Deferred	Total
2009
Federal	$(1,026)	$(4,841)	$(5,867)
State	3,423	558	3,981

Total	$2,397	$(4,283)	$(1,886)

2008
Federal	$85,009	$(58,541)	$26,468
State	34,881	(19,566)	15,315

Total	$119,890	$(78,107)	$41,783

2007
Federal	$97,686	$(5,012)	$92,674
State	33,751	(1,451)	32,300

Total	$131,437	$(6,463)	$124,974

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Income Taxes (Continued)

        The Company had income taxes receivable of $69.9 million, at December 31, 2009 and an income tax payable of $1.0 million and $14.3 million as of December 31, 2008 and 2007, respectively.

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	December 31,
(in thousands)	2009	2008
Deferred tax assets:
Allowance for credit losses	$137,752	$132,041
Federal and state carryforwards	25,767	—
Accrued expenses	39,371	28,552
Depreciation	3,356	8,515
Unrealized gains on cash flow hedges	(2,527)	(4,232)
Unrealized losses on securities available-for-sale	4,655	38,811
Share-based compensation	19,316	10,887
Basis difference in investments	23,415	29,217
Other	849	10,198

Total gross deferred tax assets	251,954	253,989
Deferred tax liabilities:
Core deposit and other intangibles	6,732	5,641
State income taxes	11,205	2,949
Deferred loan origination costs	7,460	4,910
Prepaid expenses	1,681	1,012
Basis difference from acquired assets	25,373	—
Leasing activities	17,455	—
Basis difference in FHLB Stock	15,959	—
Other	2,051	12,623

Total gross deferred tax liabilities	87,916	27,135

Net deferred tax assets	$164,038	$226,854

        The Company has federal and state capital loss carryforwards totaling $20.8 million which are expected to expire in 2012 and federal tax credit carryforwards totaling $16.3 million which are expected to expire in 2029.

        The tax benefit of deductible temporary differences and tax carry forwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carry forwards to be "more likely than not." As of any period end, the amount of the deferred tax asset that is considered realizable could be reduced if estimates of future taxable income are reduced. Management expects to have sufficient taxable income in future years to fully realize the deferred tax assets recorded at December 31, 2009, and has determined that a valuation reserve is not required for any of its deferred tax assets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Income Taxes (Continued)

        Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

	Percent of Pretax Income (Loss)
	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
Net state income tax	5.1	5.7	5.9
Tax exempt income	(19.7)	(5.8)	(2.4)
Affordable housing investments	(21.0)	(5.2)	(1.8)
All other, net	(3.2)	(2.2)	(1.7)

Effective tax provision	(3.8)%	27.5%	35.0%

        The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships and tax-exempt income on municipal bonds and bank-owned life insurance. The Company recognizes investment tax credits from low income housing and other investments in the year the credit arises under the flow-through method of accounting. The effective tax rate for the current and year earlier period reflect the adoption of new guidance related to accounting for noncontrolling interest that became effective January 1, 2009. The new guidance does not change the accounting for income taxes but it does change the presentation of income taxes in the consolidated financial statements. Noncontrolling interests' share of subsidiary earnings is no longer recognized as an expense in the computation of consolidated net income. A decline in the effective tax rate occurs because consolidated net income includes earnings allocable to the noncontrolling interest for which no tax expense is provided. The guidance requires that prior periods presented be restated retrospectively.

        The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Internal Revenue Service ("IRS") completed its audits of the Company for the tax year 2008 resulting in no material financial statement impact. The Company is currently being audited by the IRS for 2009 and by the Franchise Tax Board for the years 1998-2004. The potential financial statement impact, if any, resulting from the completion of these audits is expected to be minimal.

        From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer "more likely than not" to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of December 31, 2009, the Company does not have any tax positions which dropped below a "more likely than not" threshold.

        The Company adopted the revised accounting guidance for uncertainty in income taxes under ASC Topic 740, Income Taxes, that became effective on January 1, 2007. Upon adoption, the Company recognized a cumulative effect adjustment of approximately $28.0 million, comprising a $25.2 million increase to its tax liability and $2.8 million increase in accrued interest. The adjustment was recorded as

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Income Taxes (Continued)

a charge to January 1, 2007 retained earnings and the contingent tax reserve. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2009 and 2008 is as follows:

(in thousands)	2009	2008
Balance, beginning of the year	$11,633	$15,943
Additions for tax positions of prior years	4,220	2,928
Reductions for tax positions of prior years	(783)	(1,201)
Settlements	(4,821)	(6,037)

Balance, end of the year	$10,249	$11,633

        As of December 31, 2009 and 2008, the total tax liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rate is $2.6 million and $2.2 million, respectively.

        The Company recognizes accrued interest and penalties related to uncertain tax positions as an income tax provision expense. The Company recognized approximately $1.2 million and $1.7 million of interest and penalties expense for the years ended December 31, 2009 and 2008, respectively. The Company had approximately $7.4 million and $6.3 million of accrued interest and penalties as of December 31, 2009 and 2008, respectively.

Note 11. Goodwill and Intangibles

        The following table summarizes the Company's goodwill and other intangible assets as of December 31, 2009 and December 31, 2008:

(in thousands)	December 31, 2008	Additions	Reductions	December 31, 2009
Goodwill	$493,399	$36,592	$(16,599)	$513,392
Accumulated amortization	(33,981)	—	571	(33,410)

Net goodwill	$459,418	$36,592	$(16,028)	$479,982

Customer-Relationship Intangibles
Core deposit intangibles	$47,127	$5,524	$(29,796)	$22,855
Accumulated amortization	(35,728)	(3,833)	29,796	(9,765)
Client advisory contracts	38,662	6,814	—	45,476
Accumulated amortization	(9,442)	(3,523)		(12,965)

Net intangibles	$40,619	$4,982	$—	$45,601

        In 2009, the Company recorded $0.5 million and $36.0 million of goodwill related to its acquisitions of a branch in San Jose and Lee Munder Capital Group, respectively. Additionally, the Company recorded a core deposit intangible of $0.6 million and a client advisory contract intangible of $2.8 million, respectively, in association with these acquisitions. On December 18, 2009, the Company acquired the banking operations of Imperial Capital Bank and recorded a $4.9 million core deposit intangible related to the deposits acquired. Refer to Note 3, Business Combinations, for further discussion of acquisitions.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Goodwill and Intangibles (Continued)

        The reduction in goodwill is primarily due to the deconsolidation of a wealth management affiliate. The reductions to customer-relationship balances reflect the removal of accounts for intangibles that were fully amortized at December 31, 2009.

        Customer relationship intangibles are amortized over their estimated lives. At December 31, 2009, the estimated aggregate amortization of intangibles for the years 2010 through 2014 is $8.1 million, $7.3 million, $5.4 million, $5.0 million, and $3.2 million, respectively.

Impairment Assessment

        Management completed an assessment of goodwill and intangibles for impairment during the fourth quarter of 2009. The goodwill assessment was completed at a reporting unit level. Fair values were determined using methods consistent with current industry practices for valuing similar types of companies. A market multiple of net income was used to value the Bank reporting unit. The fair values of the wealth management affiliates were based on the fair values calculated for the affiliate non-controlling interests. These values were adjusted to determine an implied external fair value for the entire firm excluding any discount for lack of control and marketability. The resulting values for the affiliates were compared to various other market valuation metrics. The sum of the fair values of the reporting units was compared with the Company's market capitalization on a range of dates including year end and subsequent to year end. The excess of fair value over the Company's market capitalization on these dates reflects the value of the synergies and benefits that would arise from maintaining control over the Company. Based upon the analysis performed, the fair values of the reporting units exceeded their carrying value (including goodwill); therefore, management concluded that no impairment of goodwill existed at December 31, 2009.

        Although the economy and financial markets are showing signs of improvement, management will continue to evaluate goodwill for impairment on a quarterly basis. It is possible that a future conclusion could be reached that all or a portion of the Company's goodwill is impaired, in which case a non-cash charge for the amount of such impairment would be recorded in operations. Such a charge, if any, would have no impact on tangible capital and would not affect the Company's "well-capitalized" designation.

        The assessment of customer-relationship intangibles for impairment was completed at the individual asset level. The fair value of core deposit intangibles was determined using market-based core deposit premiums from previous deposit sale transactions. The fair value of core deposit intangibles exceeded their carrying amount at December 31, 2009. For client advisory contract intangibles recorded by the wealth management affiliates, the undiscounted projected future cash flows associated with the client contracts was compared to their carrying value to determine whether there was impairment. Management concluded that no impairment of customer-relationship intangibles existed at December 31, 2009.

Note 12. Retirement Plans

        The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to the participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Retirement Plans (Continued)

        Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $4.2 million, $16.2 million and $15.6 million for 2009, 2008 and 2007, respectively.

        The Company has a Supplemental Executive Retirement Plan ("SERP") for one of its executive officers. The SERP meets the definition of a pension plan under ASC Topic 960, Plan Accounting—Defined Benefit Pension Plans. At December 31, 2009, there was a $4.8 million unfunded pension liability related to the SERP. Pension expense was $0.7 million, $0.5 million, and $0.8 million for 2009, 2008 and 2007, respectively.

        There is also a SERP covering three former executives of the Pacific Bank, which the Company acquired in 2000. As of December 31, 2009, there was an unfunded pension liability for this SERP of $2.4 million. Pension expense was $0.3 million, $0.2 million and $0.2 million for 2009, 2008 and 2007, respectively.

        The Company does not provide any other post-retirement employee benefits beyond the profit-sharing retirement plan and the SERPs.

Note 13. Share-Based Compensation Plans

        On December 31, 2009, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the "Plan"), which was approved by the Company's shareholders on April 23, 2008. No new awards will be granted under predecessor plans. A description of the Plan is provided below. The compensation cost that has been recognized for all share-based awards was $14.4 million, $14.7 million and $13.9 million for 2009, 2008 and 2007, respectively. The Company received $2.2 million and $20.5 million in cash for the exercise of stock options during 2009 and 2008, respectively. The tax expense recognized in equity for share-based compensation arrangements was $1.0 million for 2009 compared with a tax benefit of $2.9 million for 2008.

Plan Description

        The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company's eligible employees and non-employee directors. No grants of performance shares, performance share units, performance units or stock appreciation rights had been made as of December 31, 2009. The purpose of the Plan is to promote the success of the Company by providing an additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interest through equity grants. Stock option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee (the "CNG Committee"). The participant is entitled to dividends and voting rights for all shares issued even though they are not vested. Restricted stock awards issued under predecessor plans vest over five years. The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Share-Based Compensation Plans (Continued)

service, which may include disability or death. Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006. All unexercised options expire 10 years from the grant date. At December 31, 2009, there were approximately 2.2 million shares available for future grants.

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

        To estimate the fair value of stock option awards, the Company uses the Black-Scholes valuation method, which incorporates the assumptions summarized in the table below:

	December 31,
	2009	2008	2007
Weighted-average volatility	31.42%	29.35%	21.80%
Dividend yield	3.33%	3.57%	2.54%
Expected term (in years)	6.11	6.04	6.14
Risk-free interest rate	2.84%	3.95%	4.60%

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Share-Based Compensation Plans (Continued)

        A summary of stock option activity and related information for the years ended December 31, 2009, 2008, and 2007 are presented in the tables below:

Options	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (in thousands) (1)	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2009	4,029	$55.28
Granted	1,133	27.42
Exercised	(77)	29.13
Forfeited or expired	(223)	45.61

Outstanding at December 31, 2009	4,862	$49.64	$26,294	5.57

Exercisable at December 31, 2009	3,001	$54.39	$6,449	3.71

(1)
Includes in-the-money options only.

	2008		2007
Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 1	4,171	$52.60	4,295	$49.54
BBNV acquisition	—	—	109	10.77
Granted	644	54.03	553	73.47
Exercised	(622)	32.95	(653)	39.90
Forfeited or expired	(164)	66.89	(133)	68.31

Outstanding at December 31	4,029	$55.28	4,171	$52.60

Exercisable at December 31	2,762	$51.30	3,030	$45.20

        Using the Black-Scholes option valuation methodology, the weighted-average grant-date fair values of options granted during the years ended December 31, 2009, 2008 and 2007 were $6.90, $12.65, and $16.62, respectively. The total intrinsic values of options exercised during the years ended December 31, 2009, 2008 and 2007 were $0.9 million, $11.4 million, and $13.2 million, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Share-Based Compensation Plans (Continued)

        A summary of changes in unvested option and related information for the year ended December 31, 2009 is presented below:

Unvested Options	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Unvested at January 1, 2009	1,267	$15.15
Granted	1,133	6.90
Vested	(465)	15.90
Forfeited	(74)	10.01

Unvested at December 31, 2009	1,861	$10.14

        The total fair value of options vested during 2009, 2008 and 2007 was $7.4 million, $7.2 million and $6.6 million respectively. The number of options vested during the year ended December 31, 2009 was 464,637. As of December 31, 2009, there was $12.1 million of unrecognized compensation cost related to unvested stock options granted under the Company's plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

        During 2009, the Company issued 76,714 treasury shares in connection with the exercise of stock options. The Company issued 621,606 and 653,369 treasury shares in connection with the exercise of stock options in 2008 and 2007, respectively.

        The detail of outstanding and exercisable options at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
	Number of Shares Outstanding (in thousands)	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Number of Shares Exercisable (in thousands)	Weighted Average Exercise Price
Options issued at prices less than $19.99 per share	4	3.38	$1.00	4	$1.00
Options issued at prices between $20.00 and $35.99 per share	1,221	8.04	27.19	154	27.44
Options issued at prices between $36.00 and $44.99 per share	472	2.10	37.96	429	37.54
Options issued at prices between $45.00 and $69.99 per share	2,365	4.61	54.99	1,909	54.90
Options issued at prices between $70.00 and $74.99 per share	463	6.97	74.33	252	74.13
Options issued at prices between $75.00 and $84.99 per share	337	6.14	76.61	253	76.62

	4,862	5.56	49.64	3,001	54.39

        At December 31, 2009, 2,926,925 nonqualified stock options and 74,021 incentive stock options on the Company's common stock were exercisable under the plans.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Share-Based Compensation Plans (Continued)

        The Plan provides for granting of restricted shares of Company stock to employees. In general, twenty-five percent of the restricted stock vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The restricted stock is subject to forfeiture until the restrictions lapse or terminate.

        A summary of changes in restricted stock and related information for the year ended December 31, 2009 is presented below:

Restricted Stock	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Unvested at January 1, 2009	436	$65.57
Granted	296	27.81
Vested	(103)	70.10
Forfeited	(19)	55.57

Unvested at December 31, 2009	610	$46.79

        Restricted stock is valued at the closing price of the Company's stock on the date of award. The weighted-average grant-date fair values of restricted stock granted during the years ended December 31, 2009, 2008 and 2007 were $27.81, $54.28 and $73.77, respectively. The total fair value of restricted stock vested during 2009, 2008 and 2007 was $7.2 million, $6.7 million, and $5.3 million, respectively. The number of restricted shares vested during 2009 was 103,418. The compensation expense related to restricted stock for 2009 was $7.3 million compared with $7.5 million for 2008 and $5.7 million for 2007. As of December 31, 2009, the unrecognized compensation cost related to restricted stock granted under the Company's plans was $16.6 million. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Note 14. Deposits and Borrowed Funds

        The following table sets forth the maturity distribution of time deposits as of December 31, 2009:

(in millions)	2010	2011	2012	2013	2014	After 2015	Total
Time deposits, $100,000 and over	$1,513.4	$106.5	$11.8	$9.3	$8.7	$0.9	$1,650.6
Other time deposits	665.5	70.4	8.2	7.8	4.6	0.1	756.6

Total time deposits	$2,178.9	$176.9	$20.0	$17.1	$13.3	$1.0	$2,407.2

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Deposits and Borrowed Funds (Continued)

        Details regarding federal funds purchased and securities sold under repurchase agreements as well as other short-term borrowings follow:

	2009			2008			2007
(in thousands)	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate
Overnight federal funds purchased and securities sold under repurchase agreements	$426,779	$214,672	0.16%	$708,157	$898,731	2.18%	$1,344,411	$566,080	4.99%
Term securities sold under repurchase agreements	200,000	200,000	3.98	200,000	200,000	3.99	200,000	96,849	4.38
Other short-term borrowings	690	52,298	0.63	124,500	667,457	2.69	100,000	153,096	5.00

        The maximum amount of overnight federal funds purchased and securities sold under agreements to repurchase (both overnight and term) outstanding at any month-end was $0.89 billion, $1.56 billion, and $1.54 billion in 2009, 2008, and 2007, respectively. The average amount of securities sold under agreements to repurchase was $200.0 million, $202.1 million and $101.0 million during 2009, 2008, and 2007, respectively. At December 31, 2009, the Company had delivered securities with a fair value of $227.0 million as collateral for the term repurchase agreements and associated interest payable. The securities underlying the agreements to repurchase remain under the Company's control.

        Additional detail on the components of other short-term borrowings and long-term debt is provided below:

	December 31,
(in thousands)	2009	2008
Other short-term borrowings:
Treasury, tax and loan note	$690	$24,500
Federal Home Loan Bank advances	—	100,000

Total	$690	$124,500

Subordinated debt	340,137	161,595

Total	$340,137	$161,595

Long-term debt:
Senior notes	$221,946	$241,069
Other long-term notes	249,083	5,485

Total	$471,029	$246,554

        Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities greater than one year. The maximum amount of other short-term borrowings at any month-end was $121.9 million, $955.0 million, and $359.3 million in 2009, 2008, and 2007, respectively.

        The Company has a remaining borrowing capacity of $3.52 billion as of December 31, 2009, secured by collateral, from the Federal Home Loan Bank of San Francisco, of which the Bank is a member.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Deposits and Borrowed Funds (Continued)

        Total subordinated debt was $340.1 million as of December 31, 2009 compared to $161.6 million as of December 31, 2008. Total subordinated debt includes City National Bank 6.75 percent 10-year notes with a face value of $150.0 million due on September 1, 2011. Interest on the notes is payable semi-annually in arrears. The carrying value of the City National Bank subordinated notes is net of discount, issuance costs which are being amortized into interest expense, and the impact of fair value hedge accounting, if applicable. On July 15, 2009, the Bank issued a $50.0 million unsecured subordinated note to a third party investor. The subordinated note bears a 9 percent fixed rate of interest for five years, thereafter, the rate is reset at the Bank's option to either LIBOR plus 600 basis points or to prime plus 500 basis points. The note matures on July 15, 2019. On August 12, 2009, the Bank issued $130.0 million in subordinated notes of which $55.0 million were floating rate subordinated notes and $75.0 million were fixed rate subordinated notes. The fixed rate subordinated notes bear a fixed interest rate of 9 percent. The floating rate subordinated notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance and thereafter bear an interest rate equal to the three-month LIBOR rate plus 6 percent. The rate is reset quarterly and is subject to an interest rate cap of 10 percent throughout the term of the notes. These subordinated notes mature on August 12, 2019. The subordinated notes qualify as Tier 2 capital for regulatory purposes.

        On December 8, 2009, City National Capital Trust I, a statutory trust formed by City National Corporation, issued $250.0 million of cumulative trust preferred securities. The notes pay a fixed rate of 9.625 percent and mature on February 1, 2040. The trust preferred securities are included in long-term debt and qualify as Tier 1 capital.

        Long-term debt also includes the Corporation's 5.125 percent ten-year senior notes with a face value of $208.2 million due on February 15, 2013 and Business Bank Corporation trust preferred debentures with a face value of $5.2 million maturing on November 23, 2034. The carrying value of the senior notes is net of the impact of fair value hedge accounting and issuance costs which are being amortized into interest expense. The rate on the trust preferred debentures is LIBOR plus 1.965 percent.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Derivative Financial Instruments

        The following table summarizes the fair value and balance sheet classification of derivative instruments as of December 31, 2009 and December 31, 2008. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company's counterparty credit risk is equal to the amount reported as a derivative asset.

Fair Values of Derivative Instruments

	December 31, 2009			December 31, 2008
(in millions)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (1)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments
Interest rate swaps—fair value:
Certificates of deposit	$20.0	$0.9	$—	$20.0	$1.4	$—
Long-term and subordinated debt	358.2	27.7	—	370.9	34.6	—

Total fair value contracts	$378.2	$28.6	$—	$390.9	$36.0	$—

Interest rate swaps—cash flow:
U.S. Dollar LIBOR based loans	$350.0	$6.6	$—	$200.0	$8.4	$—
Prime based loans	100.0	2.5	0.6	125.0	3.8	—

Total cash flow contracts	$450.0	$9.1	$0.6	$325.0	$12.2	$—

Total derivatives designated as hedging instruments	$828.2	$37.7	$0.6	$715.9	$48.2	$—

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$997.6	$12.5	$12.1	$467.2	$15.7	$16.3
Interest-rate caps, floors and collars	129.1	1.2	1.2	137.1	0.7	0.7
Options purchased	2.0	0.2	0.2	2.0	0.4	0.4
Options written	2.0	—	—	2.0	—	—

Total interest-rate contracts	$1,130.7	$13.9	$13.5	$608.3	$16.8	$17.4

Equity index futures	$1.1	$—	$—	$0.4	$—	$—

Foreign exchange contracts:
Spot and forward contracts	$215.7	$2.3	$2.0	$165.9	$4.1	$3.4
Options purchased	58.6	0.8	0.8	103.8	4.0	4.0
Options written	58.6	0.3	0.3	103.8	—	—

Total foreign exchange contracts	$332.9	$3.4	$3.1	$373.5	$8.1	$7.4

Total derivatives not designated as hedging instruments	$1,464.7	$17.3	$16.6	$982.2	$24.9	$24.8

(1)
Derivative assets include the estimated gain to settle a derivative contract plus net interest receivable. Derivative liabilities include the estimated loss to settle a derivative contract.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Derivative Financial Instruments (Continued)

Derivatives Designated as Hedging Instruments

        As of December 31, 2009, the Company had $828.2 million notional amount of interest-rate swaps, of which $378.2 million were designated as fair value hedges and $450.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $28.6 million resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $26.8 million. The remaining $1.8 million of fair value represents net interest receivable. The net positive fair value of cash flow hedges of variable-rate loans of $8.5 million resulted in the recognition of other assets of $8.1 million, an other liability of $0.6 million representing the negative fair value on certain cash flow hedges, and other comprehensive income before taxes of $7.5 million. The remaining $1.0 million of fair value represents net interest receivable.

        The amount of gains on cash flow hedges reclassified from AOCI to interest income for 2009 and 2008 was $12.0 million and $5.5 million, respectively. Within the next 12 months, $9.9 million of other comprehensive income is expected to be reclassified into interest income.

        As of December 31, 2008, the Company had $715.9 million notional amount of interest-rate swaps, of which $390.9 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $36.0 million resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $34.9 million. The remaining $1.1 million of fair value represents net interest receivable. The positive fair value of $12.2 million on cash flow hedges of variable-rate loans resulted in the recognition of other assets and other comprehensive income before taxes of $11.5 million. The remaining $0.7 million of fair value represents net interest receivable.

        The Company's swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company's swap agreements contain credit-risk-related contingent features. For agreements that contain credit-risk features, the amount of collateral required to be delivered or received is impacted by the credit ratings of the Company and its counterparties. At December 31, 2009, the Company had no swap contracts that contain credit-risk contingent features in a net liability position.

        The Company's interest-rate swaps had $8.0 million and $15.8 million of credit risk exposure at December 31, 2009 and 2008, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. Collateral valued at $16.6 million and $19.9 million had been received from swap counterparties at December 31, 2009 and 2008, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Derivative Financial Instruments (Continued)

        The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense. The impact of interest-rate swaps on interest income and interest expense for the years ended December 31, 2009 and 2008 is provided below:

		Year Ended December 31,
(in millions) Derivative Instruments Designated as Fair Value Hedges	Location in Consolidated Statements of Income
		2009	2008
Interest-rate swaps-fair value	Interest expense	$15.5	$7.3
Interest-rate swaps-cash flow	Interest income	12.0	5.5

Total income		$27.5	$12.8

        Fair value and cash flow interest-rate swaps increased net interest income by $27.5 million and $12.8 million in 2009 and 2008, respectively, and decreased net interest income by $5.4 million in 2007.

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

        The amount of after-tax loss on the change in fair value of cash flow hedges recognized in AOCI was $2.7 million (net of taxes of $1.7 million) at December 31, 2009 compared to an after-tax gain of $3.5 million (net of taxes of $2.9 million) at December 31, 2008.

        The amount of hedge ineffectiveness on cash flow hedges was nominal at December 31, 2009.

Derivatives Not Designated as Hedging Instruments

        Derivative contracts not designated as hedges are marked-to-market each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income. The table below provides the amount of gains and losses on these derivative contracts for the years ended December 31, 2009 and 2008:

		Year Ended December 31,
(in millions) Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statements of Income
		2009	2008
Interest-rate contracts	Other noninterest income	$1.0	$(0.6)
Equity index futures	Other noninterest income	(0.5)	0.6
Foreign exchange contracts	International services income	19.3	20.6

Total income		$19.8	$20.6

Note 16. Variable Interest Entities

        The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Variable Interest Entities (Continued)

Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $93.4 million and $74.6 million at December 31, 2009 and 2008, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $14.1 million at December 31, 2009. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

        Of the affordable housing investments held as of December 31, 2009, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company's maximum exposure to loss as a result of its involvement with these entities is limited to the $8.4 million aggregate carrying value of these investments at December 31, 2009. There were no unfunded commitments for these affordable housing investments at December 31, 2009.

        The Company also has ownership interests in several private equity investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $37.4 million and $35.6 million at December 31, 2009 and 2008, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

        In addition to the above, Convergent Wealth, a wealth management affiliate, is the administrative manager of the Barlow Long-Short Equity Fund, a hedge fund that is a VIE. Convergent Wealth is not a primary beneficiary and, therefore, is not required to consolidate this entity.

Note 17. Noncontrolling Interest

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

        The Bank has certain wholly owned subsidiaries that have issued preferred stock to third-party investors. The net income and assets of these subsidiaries are eliminated in consolidation for all periods presented. The ownership interests of third-party investors are included in Noncontrolling interest in the equity section of the consolidated balance sheets. See Note 20, Availability of Funds from Subsidiaries and Capital, for further discussion.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Noncontrolling Interest (Continued)

        In November 2009, the Company deconsolidated a wealth management affiliate and recognized a loss of $2.1 million as a result of the deconsolidation. The loss is included in Other noninterest income in the consolidated statements of income. The Company accounts for its remaining noncontrolling interest in that affiliate as an equity method investment.

Redeemable Noncontrolling Interest

        The Corporation holds a majority ownership interest in the seven investment management and wealth advisory affiliates that it consolidates and a noncontrolling interest in two other firms. In general, the management of each majority-owned affiliate has a significant noncontrolling ownership position in their firm and supervises the day-to-day operations of the affiliate. The Corporation is in regular contact with each affiliate regarding their operations and is an active participant in the management of the affiliates through its position on each firm's board.

        The Corporation's investment in each affiliate is governed by operating agreements and other arrangements which provide the Corporation certain rights, benefits and obligations. The Corporation determines the appropriate method of accounting based upon these agreements and the factors contained therein. All majority-owned affiliates that have met the criteria for consolidation are included in the consolidated financial statements. All material intercompany balances and transactions are eliminated. The Corporation applies the equity method of accounting to investments where it holds a noncontrolling interest. For equity method investments, the Corporation's portion of income before taxes is included in Trust and investment fees in the consolidated statements of income.

        As of December 31, 2009, affiliate noncontrolling owners held equity interests with an estimated fair value of $51.4 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of an interest holder.

        With the adoption of new guidance in ASC 810, effective January 1, 2009, the Company was required to apply the measurement guidance of EITF Topic D-98, Classification and Measurement of Redeemable Securities ("Topic D-98"), and record the redemption value of redeemable noncontrolling interest in the consolidated balance sheets for the current period as well as retrospectively for all prior periods presented. In accordance with the provisions of Topic D-98, the Company restated all prior periods presented by reflecting the redeemable noncontrolling interest at its estimated maximum redemption amount for that period-end, with an offset to additional paid-in capital.

        Redeemable noncontrolling interest is not considered to be permanent equity and continues to be reported in the mezzanine section between liabilities and equity in the consolidated balance sheets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Noncontrolling Interest (Continued)

        The following is a reconciliation of redeemable noncontrolling interest for each of the periods presented:

	Year ended December 31,
(in thousands)	2009	2008	2007
Balance, beginning of year	$44,811	$51,561	$28,093
Net income (loss)	(1,457)	2,993	6,327
Distributions to noncontrolling interest	(2,196)	(5,904)	(7,143)
Additions and redemptions, net	8,192	2,609	4,165
Adjustments to fair value	2,031	(6,448)	20,119

Balance, end of year	$51,381	$44,811	$51,561

Note 18. Shareholders' Equity

        On May 8, 2009, the Corporation completed an offering of 2.8 million common shares at $39.00 per share. The net proceeds from the offering were $104.3 million. On May 15, 2009, the underwriters exercised their over-allotment option to purchase an additional 420,000 shares of the Corporation's common stock at $39.00 per share. The net proceeds from the exercise of the over-allotment option were $15.6 million. Common stock qualifies as Tier 1 capital.

        On August 7, 2007, the Company's Board of Directors authorized the Corporation to repurchase 1 million additional shares of the Corporation's stock following completion of its previously approved stock buyback initiative. On January 24, 2008, the Board of Directors authorized the Corporation to repurchase an additional 1 million shares of the Corporation's stock following the completion of the August 7, 2007 buyback initiative. All purchases under the program were made in open market transactions and comply with the safe harbor provisions of SEC Rule 10B-18 regarding blackout periods and daily aggregate limits. The Corporation did not repurchase any shares of common stock in 2009. An aggregate of 421,500 shares and 1,495,800 shares were repurchased in 2008 and 2007, respectively. As of December 31, 2009, there were 1,140,400 shares that may yet be purchased under the January 24, 2008 buyback initiative. The Corporation received no shares in payment for the exercise price of stock options.

        At December 31, 2009, the Corporation had 2.3 million shares of common stock reserved for issuance and 0.6 million shares of unvested restricted stock granted to employees and directors under share-based compensation programs.

        The components of accumulated other comprehensive loss are as follows:

	December 31,
(in thousands)	2009	2008
Net unrealized loss on securities available-for-sale	$(7,366)	$(54,861)
Net unrealized gain on cash flow hedges	4,371	7,029
Pension liability adjustment	(54)	(190)

Total accumulated other comprehensive loss	$(3,049)	$(48,022)

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Shareholders' Equity (Continued)

        On November 21, 2008, City National Corporation received aggregate proceeds of $400 million from the United States Department of the Treasury ("Treasury") under the TARP Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company's common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the warrant was valued using an option valuation model. The allocated values of the preferred stock and warrants were approximately $389.9 million and $10.1 million, respectively. The preferred stock is accreted to the redemption price of $400 million over five years. Cumulative dividends on the preferred stock are payable quarterly at the rate of 5 percent for the first five years and increasing to 9 percent thereafter. The effective pre-tax cost to the Company for participating in the TARP Capital Purchase Program is approximately 9.5 percent, consisting of 8.6 percent for dividends and 0.9 percent for the accretion on preferred stock, and is based on the statutory tax rate. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock. The preferred stock qualifies as Tier 1 capital for regulatory reporting purposes. On December 30, 2009, the Corporation repurchased $200 million, or 200,000 shares, of the TARP preferred stock that it had sold to the Treasury. The repurchase resulted in a one-time, after-tax, non-cash charge of $4.0 million. The Company intends to repurchase the remaining $200 million of TARP preferred stock in 2010, subject to regulatory approval.

        The American Recovery and Reinvestment Act of 2009 ("ARRA") was signed into law on February 17, 2009. ARRA contains a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Corporation, until the institution has repaid the Treasury, which is now permitted under ARRA without the need to raise new capital, subject to the Treasury's consultation with the recipient's appropriate regulatory agency. When the institution has repaid the Treasury, the Treasury is to liquidate the warrant at the current market price.

        The Company's total equity to assets was 9.55 percent as of December 31, 2009 and 12.34 percent at December 31, 2008. The Company's common shareholders' equity to assets was 8.49 percent as of December 31, 2009 and 9.81 percent at December 31, 2008.

Note 19. Earnings per Common Share

        The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Earnings per Common Share (Continued)

        The computation of basic and diluted EPS is presented in the following table:

	For the year ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
Basic EPS:
Net income attributable to City National Corporation	$51,339	$104,956	$222,713
Less: Dividends on preferred stock	25,903	2,445	—

Net income available to common shareholders	$25,436	$102,511	$222,713
Less: Earnings allocated to participating securities	253	780	1,752

Earning allocated to common shareholders	$25,183	$101,731	$220,961
Weighted average common shares outstanding	50,272	47,930	48,234
Basic earnings per common share	$0.50	$2.12	$4.58

Diluted EPS:
Earnings allocated to common shareholders (1)	$25,183	$101,732	$220,980

Weighted average common shares outstanding	50,272	47,930	48,234
Dilutive effect of equity awards	149	266	835

Weighted average diluted common shares outstanding	50,421	48,196	49,069

Diluted earnings per common share	$0.50	$2.11	$4.50

(1)
Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

        The average price of the Company's common stock for the period is used to determine the dilutive effect of outstanding stock options and common stock warrants. Antidilutive stock options and common stock warrants are not included in the calculation of basic or diluted EPS. There were approximately 3.4 million outstanding stock options and 1.1 million outstanding common stock warrants that were antidilutive for 2009, compared to 3.0 million outstanding stock options and 0.1 million outstanding common stock warrants that were antidilutive for 2008 and 0.9 million outstanding stock options for 2007.

Note 20. Availability of Funds from Subsidiaries and Capital

        The Company is authorized to issue 5,000,000 shares of preferred stock. The Company's Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and sinking fund terms. On November 21, 2008, the Corporation received aggregate proceeds of $400 million from the Treasury under the TARP Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant. On December 30, 2009, the Company repurchased $200 million of preferred stock from the Treasury. See Note 18 for further discussion of the preferred stock issuance and repurchase.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Availability of Funds from Subsidiaries and Capital (Continued)

        During 2001, the Bank formed and funded CN Real Estate Investment Corporation ("CN"), a wholly-owned subsidiary of the Bank. City National Bank contributed cash and participation interest in certain loans in exchange for 100 percent of the common stock of CN. The net income and assets of CN are eliminated in consolidation for all periods presented. CN sold 33,933 shares of 8.50 percent Series A Preferred Stock to accredited investors for $3.4 million in 2001, and sold 6,828 shares of 8.5 percent Series B Preferred Stock to accredited investors for $6.8 million in 2002, both of which are included in Noncontrolling interest in the consolidated balance sheets. Dividends of $868,811, which are included in Net income attributable to noncontrolling interest in the consolidated statements of income, were paid in each of the years 2009, 2008 and 2007 on both of the preferred stock issues.

        During 2002, the Bank converted its former registered investment company, a wholly-owned subsidiary of the Bank, to a real estate investment trust to provide the Bank with flexibility in raising capital. The net income and assets of City National Real Estate Investment Corporation II ("CNII") are eliminated in consolidation for all periods presented. During 2002 and 2003, CNII sold 152,680 shares of 8.50 percent Series A Preferred Stock to accredited investors for $15.3 million which is included in Noncontrolling interest in the consolidated balance sheets. Dividends of $1,297,780, which are also included in Net income attributable to noncontrolling interest in the consolidated statements of income, were paid in each of the years 2009, 2008 and 2007.

        Historically, the majority of the funds for the payment of dividends by the Company have been obtained from the Bank. Dividends paid by the Bank to its parent company are subject to certain legal and regulatory limitations. In 2009, the Bank may pay dividends up to its net income for 2009, as defined by statute, through the date of any such dividend declaration, without prior regulatory approval. See Part I, Item 1 of the Form 10-K for a discussion of regulatory restrictions affecting the payment of dividends. Federal banking law also prohibits the Company from borrowing from the Bank on less than a fully secured basis. The Company had no borrowings from the Bank at either December 31, 2009 or December 31, 2008.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). As of December 31, 2009, the Corporation and the Bank met and exceeded all capital adequacy requirements to which either is subject. Additionally, the regulatory agencies are required by law to take specific prompt action with respect to banks that do not meet minimum capital standards. As of December 31, 2009, the Bank was categorized as "well capitalized." There have been no events or circumstances that cause the Company's management to believe that there would be a change in the Corporation's and the Bank's category of "well capitalized."

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Availability of Funds from Subsidiaries and Capital (Continued)

        The Corporation's capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2009
Total capital (to risk weighted assets)	$2,185.7	15.15%	$1,154.5	≥ 8.0%	$1,443.1	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,760.1	12.20%	577.2	≥ 4.0%	865.9	≥ 6.0%
Tier 1 capital (to average assets)	1,760.1	9.48%	742.9	≥ 4.0%	—	—
As of December 2008
Total capital (to risk weighted assets)	$1,868.1	13.40%	$1,115.4	≥ 8.0%	$1,394.3	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,633.1	11.71%	557.7	≥ 4.0%	836.6	≥ 6.0%
Tier 1 capital (to average assets)	1,633.1	10.44%	625.6	≥ 4.0%	—	—

        The Bank's capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2009
Total capital (to risk weighted assets)	$1,995.1	13.96%	$1,143.6	≥ 8.0%	$1,429.5	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,604.9	11.23%	571.8	≥ 4.0%	857.7	≥ 6.0%
Tier 1 capital (to average assets)	1,604.9	8.72%	736.4	≥ 4.0%	920.5	≥ 5.0%
As of December 2008
Total capital (to risk weighted assets)	$1,451.9	10.50%	$1,105.8	≥ 8.0%	$1,382.2	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,218.4	8.81%	552.9	≥ 4.0%	829.3	≥ 6.0%
Tier 1 capital (to average assets)	1,218.4	7.87%	619.2	≥ 4.0%	774.0	≥ 5.0%

        The Corporation's Tier 1 capital ratios at December 31, 2009 and December 31, 2008 include $200 million and $400 million, respectively, of preferred stock issued under the Treasury's TARP Capital Purchase Program, as well as the effects of a common stock offering in May 2009. The Corporation's Tier 1 capital ratios at December 31, 2009 and 2008 also include $25.1 million and $25.4 million, respectively, of preferred stock issued by real estate investment trust subsidiaries of the

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Availability of Funds from Subsidiaries and Capital (Continued)

Bank (included in Noncontrolling interest in the consolidated balance sheets) and $252.0 million and $5.2 million, respectively, of trust preferred securities issued by unconsolidated capital trust subsidiaries of the holding company.

Note 21. Commitments and Contingencies

        In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, letters of credit, and financial guarantees; and to invest in private equity and alternative investments. These instruments involve elements of credit, foreign exchange, and interest rate risk, to varying degrees, in excess of the amount reflected in the consolidated balance sheets.

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

        The Company had outstanding off-balance sheet loan commitments aggregating $4.68 billion and $5.34 billion at December 31, 2009 and 2008, respectively, compared to total outstanding loan balances of $14.00 billion and $12.44 billion, respectively. Substantially all of the Company's loan commitments are on a variable rate basis and are primarily comprised of real estate and commercial loan commitments. In addition, the Company had $578.1 million and $660.8 million outstanding in bankers' acceptances and letters of credit at December 31, 2009 and 2008, respectively, of which $567.3 million and $647.6 million relate to standby letters of credit. Included in standby letters of credit were $544.1 million and $618.2 million of financial guarantees as of December 31, 2009 and 2008, respectively. Substantially all fees received from the issuance of financial guarantees are deferred and amortized on a straight-line basis over the terms of the guarantee. Collateral, generally in the form of pledged certificates of deposit, is obtained on certain letters of credit in accordance with the Company's underwriting and credit approval policies.

        As of December 31, 2009, the Company had private equity fund and alternative investment commitments of $68.4 million of which $51.3 million was funded. As of December 31, 2008, the Company had private equity fund and alternative investment commitments of $63.7 million, of which $40.9 million was funded. At December 31, 2009 and 2008, the Company had affordable housing fund commitments of $14.1 million and $21.2 million. These unfunded affordable housing commitments are recorded in Other liabilities in the consolidated balance sheets.

        In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Commitments and Contingencies (Continued)

$23.0 million, but the Company does not expect to make any payments under the terms of this indemnity.

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

        Business segment earnings are the primary measure of the segment's performance as evaluated by management. Business segment earnings include direct revenue and expenses of the segment as well as

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Segment Operations (Continued)

corporate and inter-company cost allocations. Allocations of corporate expenses, such as data processing and human resources, are calculated based on estimated activity levels for the fiscal year. Costs associated with intercompany support and services groups, such as Operational Services, are allocated to each business segment based on actual services used. Capital is allocated based on the estimated risk within each business segment. The methodology of allocating capital is based on each business segment's credit, market, and operational risk profile. If applicable, any provision for credit losses is allocated based on various credit factors, including but not limited to, credit risk ratings, credit rating fluctuation, charge-offs and recoveries and loan growth. Income taxes are charged to the business segments at the statutory rate. The Other segment includes an adjustment to reconcile to the Company's overall effective tax rate.

        Exposure to market risk is managed in the Company's Treasury department. Interest rate risk is mostly removed from the Commercial and Private Banking segment and transferred to the Funding Center through a fund transfer pricing ("FTP") methodology and allocating model. The FTP model records a cost of funds or credit for funds using a combination of matched maturity funding for fixed term assets and liabilities and a blended rate for the remaining assets and liabilities with varying maturities.

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

	For the year ended December 31, 2009
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$619,989	$2,354	$2,433	$624,776
Provision for credit losses	285,000	—	—	285,000
Noninterest income	158,484	145,582	(13,551)	290,515
Depreciation and amortization	12,645	6,122	14,809	33,576
Noninterest expense	459,435	139,978	(52,861)	546,552

Income before income taxes	21,393	1,836	26,934	50,163
Provision (benefit) for income taxes	8,986	771	(11,643)	(1,886)

Net income	12,407	1,065	38,577	52,049
Less: Net income (loss) attributable to noncontrolling interest	—	(1,457)	2,167	710

Net income attributable to City National Corporation	$12,407	$2,522	$36,410	$51,339

Selected Average Balances:
Loans and leases	$12,300,311	$—	$62,778	$12,363,089
Total assets	12,480,470	575,545	4,655,480	17,711,495
Deposits	13,114,416	62,726	1,174,756	14,351,898
Goodwill	317,802	151,644	—	469,446
Customer-relationship intangibles, net	9,550	31,234	—	40,784

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Segment Operations (Continued)

	For the year ended December 31, 2008
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$639,890	$3,103	$(43,097)	$599,896
Provision for credit losses	127,000	—	—	127,000
Noninterest income	187,569	208,668	(129,253)	266,984
Depreciation and amortization	13,388	14,079	12,472	39,939
Noninterest expense	462,334	145,257	(59,767)	547,824

Income (loss) before income taxes	224,737	52,435	(125,055)	152,117
Provision (benefit) for income taxes	69,336	16,576	(44,129)	41,783

Net income (loss)	155,401	35,859	(80,926)	110,334
Less: Net income attributable to noncontrolling interest	—	3,211	2,167	5,378

Net income (loss) attributable to City National Corporation	$155,401	$32,648	$(83,093)	$104,956

Selected Average Balances:
Loans and leases	$12,014,734	$60	$73,921	12,088,715
Total assets	12,249,028	547,471	3,232,322	16,028,821
Deposits	10,872,652	65,287	961,703	11,899,642
Goodwill	318,886	136,656	—	455,542
Customer-relationship intangibles, net	14,315	44,240	—	58,555

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Segment Operations (Continued)

	For the year ended December 31, 2007
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$623,641	$1,916	$(17,285)	$608,272
Provision for credit losses	20,000	—	—	20,000
Noninterest income	151,296	203,900	(51,994)	303,202
Depreciation and amortization	12,358	4,924	12,504	29,786
Noninterest expense	422,166	131,744	(54,451)	499,459

Income (loss) before income taxes	320,413	69,148	(27,332)	362,229
Provision (benefit) for income taxes	117,262	24,194	(10,796)	130,660

Net (loss) income	203,151	44,954	(16,536)	231,569
Less: Net income attributable to noncontrolling interest	—	6,689	2,167	8,856

Net income (loss) attributable to City National Corporation	$203,151	$38,265	$(18,703)	$222,713

Selected Average Balances:
Loans and leases	$10,960,031	$1,587	$95,793	$11,057,411
Total assets	11,311,107	454,664	3,604,993	15,370,764
Deposits	11,054,528	59,354	1,122,501	12,236,383
Goodwill	299,450	86,006	—	385,456
Customer-relationship intangibles, net	17,660	52,882	—	70,542

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Parent Company Only Condensed Financial Statements

        Condensed Parent Company financial statements, which include transactions with subsidiaries, follow:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands) (1)	2009	2008
Assets
Cash	$243,085	$423,529
Securities available-for-sale	26,753	69,851
Other assets	252,133	235,979
Investment in City National Bank	1,910,199	1,474,678
Investment in non-bank subsidiaries	68,265	57,747

Total assets	$2,500,435	$2,261,784

Liabilities
Long-term debt	$470,675	$219,615
Other liabilities	43,437	37,176

Total liabilities	514,112	256,791
Total shareholders' equity	1,986,323	2,004,993

Total liabilities and shareholders' equity	$2,500,435	$2,261,784

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands) (1)	2009	2008	2007
Income
Dividends from Bank and non-bank subsidiaries	$20,016	$73,735	$334,217
Interest and dividend income and other income	8,121	15,045	22,579
Impairment loss on securities	(10,912)	(27,397)	—
(Loss) gain on sale of securities	(7,632)	(2,714)	1,099

Total income	9,593	58,669	357,895

Interest on notes payable to Bank and non-affiliates	5,551	8,970	14,433
Other expenses	6,653	5,330	5,214

Total expenses	12,204	14,300	19,647

Income before taxes and equity in undistributed losses (income) of Bank and non-bank subsidiaries	(2,611)	44,369	338,248
Income taxes (benefit)	(16,630)	(21,531)	(3,560)

Income before equity in undistributed income of Bank and non-bank subsidiaries	14,019	65,900	341,808
Equity in undistributed income (losses) of Bank and non-bank subsidiaries	36,066	38,738	(118,309)

Net income	$50,085	$104,638	$223,499
Less: Net (loss) income attributable to noncontrolling interest	(1,254)	(318)	786

Net income attributable to City National Corporation	$51,339	$104,956	$222,713
Less: Dividends and accretion on preferred stock	25,903	2,445	—

Net income available to common shareholders	$25,436	$102,511	$222,713

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands) (1)	2009	2008	2007
Cash Flows From Operating Activities
Net income	$50,085	$104,638	$223,499
Adjustments to net income:
Equity in undistributed (income) loss of Bank and non-bank subsidiaries	(36,066)	(38,738)	118,309
Other, net	38,097	30,027	(23,285)

Net cash provided by operating activities	52,116	95,927	318,523

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(35,821)	(37,292)	(66,607)
Sales and paydowns of securities available-for-sale	67,442	49,347	39,526
Net advances to subsidiaries	(369,041)	(13,354)	—
Acquisitions, net of cash acquired	—	—	(148,172)

Net cash used in investing activities	(337,420)	(1,299)	(175,253)

Cash Flows For Financing Activities
Net increase (decrease) in other borrowings	230,796	(4,060)	—
Cash dividends	(48,338)	(92,886)	(89,375)
(Redemption) issuance of preferred stock	(200,000)	389,867	—
Issuance of common stock	119,929	10,133	—
Stock repurchases	—	(21,694)	(105,450)
Proceeds from exercise of stock options	2,236	20,480	25,907
Other, net	237	2,905	5,026

Net cash provided by (used in) financing activities	104,860	304,745	(163,892)

Net (decrease) increase in cash and cash equivalents	(180,444)	399,373	(20,622)
Cash and cash equivalents at beginning of year	423,529	24,156	44,778

Cash and cash equivalents at end of year	$243,085	$423,529	$24,156

(1)
Certain prior period balances have been reclassified to conform to the current period presentation

Note 24. Subsequent Events

        The Company has evaluated events that have occurred subsequent to December 31, 2009, and through February 26, 2010, the date that these consolidated financial statements were issued. There have been no subsequent events that have occurred during the period that would require recognition in the consolidated financial statements or its disclosures for 2009.