Form 10-Q
period 2010-03-31
CITY NATIONAL CORP
filed 2010-05-07
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 51,919,975 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(in thousands, except share amounts)	2010	2009	2009
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$293,855	$364,483	$378,289
Due from banks - interest-bearing	429,157	443,443	140,484
Federal funds sold	50,000	5,000	12,300
Securities available-for-sale - cost $3,897,750, $4,319,420, and $2,969,554 at March 31, 2010, December 31, 2009 and March 31, 2009, respectively:
Securities pledged as collateral	198,349	226,985	237,003
Held in portfolio	3,730,132	4,079,773	2,678,880
Trading securities	68,405	154,302	67,582
Loans and leases, excluding covered loans	11,689,536	12,146,908	12,305,114
Covered loans	1,803,048	1,851,821	—
Total loans and leases	13,492,584	13,998,729	12,305,114
Less: Allowance for loan and lease losses	292,799	288,493	241,586
Net loans and leases	13,199,785	13,710,236	12,063,528
Premises and equipment, net	123,178	124,309	128,189
Deferred tax asset	149,397	164,038	207,860
Goodwill	479,982	479,982	459,418
Customer-relationship intangibles, net	43,153	45,601	38,776
Bank-owned life insurance	77,512	76,834	75,043
Affordable housing investments	90,304	93,429	97,869
Customers’ acceptance liability	3,267	2,951	2,112
Other real estate owned ($77,526 and $60,558 covered by FDIC loss share at March 31, 2010 and December 31, 2009, respectively)	135,551	113,866	12,639
FDIC indemnification asset	325,356	380,743	—
Other assets	669,092	612,782	333,558
Total assets	$20,066,475	$21,078,757	$16,933,530
Liabilities
Demand deposits	$7,881,959	$7,753,936	$6,611,752
Interest checking deposits	2,202,703	2,278,586	1,184,225
Money market deposits	4,939,662	4,546,532	4,025,741
Savings deposits	382,994	393,177	197,020
Time deposits-under $100,000	421,808	756,616	233,605
Time deposits-$100,000 and over	1,134,603	1,650,601	1,437,207
Total deposits	16,963,729	17,379,448	13,689,550
Federal funds purchased and securities sold under repurchase agreements	183,884	626,779	519,687
Other short-term borrowings	730	690	28,405
Subordinated debt	339,392	340,137	164,296
Long-term debt	472,193	471,029	242,122
Reserve for off-balance sheet credit commitments	18,498	17,340	21,545
Acceptances outstanding	3,266	2,951	2,112
Other liabilities	174,707	176,238	176,206
Total liabilities	18,156,399	19,014,612	14,843,923
Redeemable noncontrolling interest	46,665	51,381	40,237
Commitments and contingencies
Equity
Preferred stock; 5,000,000 shares authorized; 200,000 and 400,000 shares issued and aggregate liquidation preference of $200,000 and $400,000 at December 31, 2009 and March 31, 2009, respectively	—	196,048	390,590
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 53,885,886, 53,885,886, and 50,961,457 shares issued at March 31, 2010, December 31, 2009 and March 31, 2009, respectively	53,886	53,886	50,961
Additional paid-in capital	505,330	513,550	393,114
Accumulated other comprehensive gain (loss)	23,927	(3,049)	(23,093)
Retained earnings	1,382,421	1,377,639	1,369,451
Treasury shares, at cost - 1,997,480, 2,349,430 and 2,427,659 shares at March 31, 2010, December 31, 2009 and March 31, 2009, respectively	(127,342)	(151,751)	(157,094)
Total common shareholders’ equity	1,838,222	1,790,275	1,633,339
Total shareholders’ equity	1,838,222	1,986,323	2,023,929
Noncontrolling interest	25,189	26,441	25,441
Total equity	1,863,411	2,012,764	2,049,370
Total liabilities and equity	$20,066,475	$21,078,757	$16,933,530

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended
	March 31,
(in thousands, except per share amounts)	2010	2009
Interest Income
Loans and leases	$169,549	$144,176
Securities available-for-sale	32,200	25,100
Trading securities	(51)	54
Due from banks - interest-bearing	346	155
Federal funds sold and securities purchased under resale agreements	22	6
Total interest income	202,066	169,491
Interest Expense
Deposits	13,164	19,561
Federal funds purchased and securities sold under repurchase agreements	1,936	2,179
Subordinated debt	4,639	1,200
Other long-term debt	6,822	1,594
Other short-term borrowings	—	60
Total interest expense	26,561	24,594
Net interest income	175,505	144,897
Provision for credit losses	55,000	50,000
Net interest income after provision for credit losses	120,505	94,897
Noninterest Income
Trust and investment fees	33,509	25,869
Brokerage and mutual fund fees	5,281	9,757
Cash management and deposit transaction charges	12,576	13,223
International services	6,508	6,525
Bank-owned life insurance	678	863
FDIC loss sharing income, net	9,086	—
Gain on sale of other assets	1,391	—
Gain (loss) on sale of securities	2,134	(2,931)
Other	6,713	6,025
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(15,208)	(12,036)
Less: Portion of loss recognized in other comprehensive income	14,205	—
Net impairment loss recognized in earnings	(1,003)	(12,036)
Total noninterest income	76,873	47,295
Noninterest Expense
Salaries and employee benefits	95,661	78,252
Net occupancy of premises	12,905	12,261
Legal and professional fees	8,981	7,733
Information services	7,516	6,480
Depreciation and amortization	6,347	5,992
Marketing and advertising	5,248	4,676
Office services and equipment	3,798	3,604
Amortization of intangibles	2,447	1,843
Other real estate owned	17,197	94
FDIC assessments	6,521	3,068
Other operating	9,313	8,982
Total noninterest expense	175,934	132,985
Income before income taxes	21,444	9,207
Income taxes	4,418	1,632
Net income	$17,026	$7,575
Less: Net income attributable to noncontrolling interest	1,328	115
Net income attributable to City National Corporation	$15,698	$7,460
Less: Dividends and accretion on preferred stock	5,702	5,501
Net income available to common shareholders	$9,996	$1,959
Net income per share, basic	$0.19	$0.04
Net income per share, diluted	$0.19	$0.04
Shares used to compute income per share, basic	51,690	48,046
Shares used to compute income per share, diluted	52,092	48,130
Dividends per share	$0.10	$0.25

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
(in thousands)	2010	2009
Cash Flows From Operating Activities
Net income	$17,026	$7,575
Adjustments to net income:
Provision for credit losses	55,000	50,000
Amortization of intangibles	2,447	1,843
Depreciation and amortization	6,347	5,992
Amortization of cost and discount on long-term debt	205	150
Share-based employee compensation expense	3,872	3,493
Gain on sale of other assets	(1,391)	—
(Gain) loss on sale of securities	(2,134)	2,931
Impairment loss on securities	1,003	12,036
Other, net	12,777	(1,378)
Net change in:
Trading securities	85,897	231,969
Deferred income tax benefit	(1,050)	(219)
Other assets and other liabilities, net	4,406	(90,325)
Net cash provided by operating activities	184,405	224,067
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(398,372)	(1,181,219)
Sales of securities available-for-sale	407,611	278,139
Maturities and paydowns of securities available-for-sale	406,905	152,345
Loan originations, net of principal collections	410,291	104,910
Net payments for premises and equipment	(5,216)	(2,887)
Other investing activities, net	12,967	(897)
Net cash provided by (used in) investing activities	834,186	(649,609)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(415,719)	1,037,426
Net decrease in federal funds purchased and securities sold under repurchase agreements	(442,895)	(388,470)
Net increase (decrease) in short-term borrowings, net of transfers from long-term debt	40	(96,095)
Net decrease in other borrowings	(421)	(3,440)
Proceeds from exercise of stock options	9,821	88
Tax benefit from exercise of stock options	2,142	46
Redemption of preferred stock	(200,000)	—
Cash dividends paid	(8,214)	(16,799)
Other financing activities, net	(3,259)	(406)
Net cash (used in) provided by financing activities	(1,058,505)	532,350
Net increase in cash and cash equivalents	(39,914)	106,808
Cash and cash equivalents at beginning of year	812,926	424,265
Cash and cash equivalents at end of period	$773,012	$531,073
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$28,253	$30,233
Income taxes	—	2,615
Non-cash investing activities:
Transfer of loans to other real estate owned	42,497	1,251
Transfer from securities available for sale to trading securities	—	3,953

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

	City National Corporation Shareholders’ Equity
					Accumulated
	Common			Additional	other			Non-
	shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	controlling	Total
(in thousands, except share amounts)	issued	stock	stock	capital	income (loss)	earnings	shares	interest	equity

Balance, January 1, 2009	50,961,457	$390,089	$50,961	$389,077	$(48,022)	$1,379,624	$(156,736)	$25,441	$2,030,434
Net income (1)	—	—	—	—	—	7,460	—	542	8,002
Other comprehensive income, net of tax:
Amortization of prior service cost	—	—	—	—	40	—	—	—	40
Net unrealized gain on securities available-for-sale, net of taxes of $17.0 million and reclassification of $1.7 million net loss included in net income	—	—	—	—	23,642	—	—	—	23,642
Net unrealized gain on cash flow hedges, net of taxes of $0.9 million and reclassification of $1.7 million net gain included in net income	—	—	—	—	1,247	—	—	—	1,247
Total comprehensive income								542	32,931
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(542)	(542)
Issuance of shares under share-based compensation plans	—	—	—	(126)	—	—	(358)	—	(484)
Preferred stock accretion	—	501	—	—	—	(501)	—	—	—
Share-based employee compensation expense	—	—	—	3,475	—	—	—	—	3,475
Tax benefit from share-based compensation plans	—	—	—	(1,185)	—	—	—	—	(1,185)
Cash dividends:
Preferred	—	—	—	—	—	(5,000)	—	—	(5,000)
Common	—	—	—	—	—	(12,132)	—	—	(12,132)
Net change in deferred compensation plans	—	—	—	41	—	—	—	—	41
Change in redeemable noncontrolling interest	—	—	—	1,832	—	—	—	—	1,832
Balance, March 31, 2009	50,961,457	$390,590	$50,961	$393,114	$(23,093)	$1,369,451	$(157,094)	$25,441	$2,049,370

Balance, January 1, 2010	53,885,886	$196,048	$53,886	$513,550	$(3,049)	$1,377,639	$(151,751)	$26,441	$2,012,764
Net income (1)	—	—	—	—	—	15,698	—	535	16,233
Other comprehensive income, net of tax:
Amortization of prior service cost	—	—	—	—	40	—	—	—	40
Non-credit related impairment loss on investment securities, net of taxes of $5.9 million	—	—	—	—	(8,262)	—	—	—	(8,262)
Net unrealized gain on securities available-for-sale, net of taxes of $24.1 million and reclassification of $1.4 million net gain included in net income	—	—	—	—	33,504	—	—	—	33,504
Net unrealized gain on cash flow hedges, net of taxes of $2.5 million and reclassification of $1.7 million net gain included in net income	—	—	—	—	1,694	—	—	—	1,694
Total comprehensive income								535	43,209
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(535)	(535)
Issuance of common stock	—		—	—	—	—	—	—	—
Issuance of shares under share-based compensation plans	—	—	—	(15,658)	—	—	24,409	—	8,751
Preferred stock accretion	—	3,952	—	—	—	(3,952)	—	—	—
Redemption of preferred stock	—	(200,000)	—	—	—	—	—	—	(200,000)
Share-based employee compensation expense	—	—	—	3,849	—	—	—	—	3,849
Tax benefit from share-based compensation plans	—	—	—	1,413	—	—	—	—	1,413
Cash dividends:
Preferred	—	—	—	—	—	(1,750)	—	—	(1,750)
Common	—	—	—	—	—	(5,214)	—	—	(5,214)
Net change in deferred compensation plans	—	—	—	27	—	—	—	—	27
Change in redeemable noncontrolling interest	—	—	—	2,149	—	—	—	—	2,149
Other	—	—	—		—	—	—	(1,252)	(1,252)
Balance, March 31, 2010	53,885,886	$—	$53,886	$505,330	$23,927	$1,382,421	$(127,342)	$25,189	$1,863,411

(1)

Net income excludes net income (loss) attributable to redeemable noncontrolling interest of $793 and $(427) for the three-month periods ended March 31, 2010 and 2009, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 16 of the Notes to the Unaudited Consolidated Financial Statements.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”).  The Bank delivers banking, trust and investment services through 67 offices in Southern California, the San Francisco Bay area, Nevada and New York City.  As of March 31, 2010, the Corporation had seven consolidated investment advisory affiliates and a noncontrolling interest in two other firms.  The Corporation also has two unconsolidated subsidiaries, Business Bancorp Capital Trust I and City National Capital Trust I.  Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

Consolidation

The consolidated financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, the Bank and the Bank’s wholly owned subsidiaries, after the elimination of all material intercompany transactions.  The Company has both redeemable and non-redeemable noncontrolling interest. A noncontrolling interest is the portion of equity in a subsidiary not attributable to a parent.  Preferred stock of consolidated bank affiliates that is owned by third parties is reflected as Noncontrolling interest in the equity section of the consolidated balance sheets.  Redeemable noncontrolling interest includes noncontrolling ownership interests that are redeemable at the option of the holder or outside the control of the issuer.  The redeemable equity ownership interests of third parties in the Corporation’s investment advisory affiliates are not considered to be permanent equity and are reflected as Redeemable noncontrolling interest in the mezzanine section between liabilities and equity in the consolidated balance sheets.  Noncontrolling interests’ share of subsidiary earnings is reflected as Net income attributable to noncontrolling interest in the consolidated statements of income.

The Company’s investment management and wealth advisory affiliates are organized as limited liability companies.  The Corporation generally owns a majority position in each affiliate and certain management members of each affiliate own the remaining shares. The Corporation has contractual arrangements with its affiliates whereby a percentage of revenue is allocable to fund affiliate operating expenses (“operating share”) while the remaining portion of revenue (“distributable revenue”) is allocable to the Corporation and the noncontrolling owners.  All majority-owned affiliates that meet the prescribed criteria for consolidation are consolidated.  In November 2009, the Company deconsolidated one of its affiliates, but retained a noncontrolling interest in that affiliate.  The Corporation’s interests in two investment management affiliates in which it holds a noncontrolling share are accounted for using the equity method.  Additionally, the Company has various interests in variable interest entities (“VIEs”) that are not required to be consolidated.  See Note 16 for a more detailed discussion on VIEs.

Use of Estimates

The Company’s accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company’s estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options and restricted stock, income taxes, goodwill and intangible asset impairment, securities available-for-sale impairment, private equity and alternative investment impairment, valuation of assets and liabilities acquired in business combinations, valuation of noncontrolling interest and the valuation of financial assets and liabilities reported at fair value.

Note 1. Summary of Significant Accounting Policies (Continued)

The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements. The allowance for loan and lease losses reflects management’s ongoing assessment of the credit quality of the Company’s portfolio, which is affected by a broad range of economic factors.  Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk-rating migration and changes in the portfolio size. The Company’s estimates and assumptions are expected to change as changes in market conditions and the Company’s portfolio occur in subsequent periods.

Basis of Presentation

The Company is on the accrual basis of accounting for income and expenses.  The results of operations reflect any adjustments, all of which are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q, and which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented.  In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The results for the 2010 interim period are not necessarily indicative of the results expected for the full year.  The Company has not made any significant changes in its critical accounting policies or in its estimates and assumptions from those disclosed in its 2009 Annual Report other than the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on January 1, 2010. Refer to Accounting Pronouncements below for discussion of accounting pronouncements adopted in 2010.

Certain prior period amounts have been reclassified or restated to conform to the current period presentation.

Accounting Pronouncements

During the three months ended March 31, 2010, the following accounting pronouncements applicable to the Company were issued or became effective:

•

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) 2009-16, which codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets into Codification Topic 860. ASU 2009-16 represents a revision to former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. ASU 2009-16 expands required disclosures about transfers of financial assets and the risks associated with a transferor’s continuing involvement with transferred assets. It also removes the concept of “qualifying special-purpose entity” from U.S. GAAP. The new guidance became effective for the Company on January 1, 2010. Adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

•

In December 2009, the FASB issued ASU 2009-17, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), into Accounting Standards Codification (“ASC”) Topic 810, Consolidations (“ASC 810”). ASU 2009-17 revises former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities. The revised guidance requires, among other things, that an entity perform both a quantitative and qualitative analysis to determine if it is the primary beneficiary of a VIE and therefore required to consolidate the VIE. The qualitative analysis includes determining whether an entity has the power to direct the most significant activities of the VIE. The amended guidance also requires consideration of related party relationships in the determination of the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. The new guidance became effective for the Company on January 1, 2010. Adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Note 1. Summary of Significant Accounting Policies (Continued)

•

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 enhances disclosure requirements under ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), to include disclosure of transfers in and out of Level 1 and 2, and detail of activity in Level 3 fair value measurements. The ASU also provides clarification of existing disclosure requirements pertaining to the level of disaggregation used in fair value measurements, and disclosures about inputs and valuation techniques used for both recurring and nonrecurring fair value measurements. The new guidance became effective for the Company on January 1, 2010. Adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

•

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 addresses the interaction of the requirements of Subtopic 855-10 with the SEC’s reporting requirements. The amendments in the ASU provide that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The ASU also refines the scope of disclosure requirements pertaining to revised financial statements. The new guidance became effective for the Company upon issuance. Adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

•

In February 2010, the FASB issued ASU 2010-10, Consolidation (Topic 810), Amendments for Certain Investment Funds (“ASU 2010-10”). ASU 2010-10 defers the effective date of the consolidation provisions contained in ASU 2009-17 for a reporting entity’s interest in an entity: (1) that has attributes of an investment company; or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The ASU also clarifies how a related party’s interests in an entity should be considered when evaluating the criteria for determining whether a decision maker or service provider fee represents a variable interest. In addition, the ASU clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The new guidance became effective for the Company on January 1, 2010. Adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

•

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310), Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset (“ASU 2010-18”). ASU 2010-18 applies to loans that are currently accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), as part of a pool of loans that, when acquired, had deteriorated in credit quality. Under the guidance, modification of a loan that is part of a pool accounted for under ASC 310-30 should not result in removal of the loan from the pool. Such modifications would include those that would otherwise qualify as a troubled debt restructuring had the loan not been part of a pool. ASU 2010-18 is effective for any modifications of a loan accounted for within a pool in the first interim reporting period ending after July 15, 2010, and will be applied prospectively. Early application is permitted as long as an entity has not issued financial statements in that fiscal year. The Company elected to early adopt ASU 2010-18 effective with March 31, 2010 reporting. Adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Note 2. Business Combination

On December 18, 2009, the Bank acquired the banking operations of Imperial Capital Bank (“ICB”) in a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”).  Excluding the effects of acquisition accounting adjustments, the Company acquired approximately $3.25 billion in assets and assumed $3.09 billion in liabilities.  The Bank acquired most of ICB’s assets, including loans and other real estate owned (“OREO”) with a fair value of $1.86 billion and $58.8 million, respectively, and assumed deposits of $2.08 billion.  The Bank received approximately $70.8 million in cash from the FDIC and recorded a receivable for an additional $5.3 million expected to be received in 2010.  The acquisition of ICB added three new bank branches in California.

Note 2. Business Combinations (Continued)

In connection with the acquisition, the Bank entered into a loss sharing agreement with the FDIC under which the FDIC will reimburse the Bank for 80 percent of eligible losses up to $649 million with respect to covered assets and 95 percent of eligible losses in excess of $649 million.  Covered assets include acquired loans (“covered loans”) and OREO (“covered OREO”) that are covered under the loss sharing agreement with the FDIC.  The term of the loss share agreement is ten years for single family residential loans and seven years for all other loans.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $380.7 million at the acquisition date.  The difference between the fair value of the FDIC indemnification asset and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income.

In the last three quarters of the seventh year, the Company has the right, without FDIC consent, to sell up to $400 million of the remaining covered loans provided the properties securing those loans have a current independent appraisal which supports a loan-to-value ratio of 75 percent or more of the covered loans’ book value.

The Bank recognized a gain of $38.2 million on the acquisition in 2009. The gain represents the amount by which the fair value of the assets acquired and consideration received from the FDIC exceeds the liabilities assumed.

Note 3. Fair Value Measurements

ASC 820 defines fair value for financial reporting purposes as the price that would be received to sell an asset or paid to transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date).  Fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact.

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

Note 3. Fair Value Measurements (Continued)

The Company records securities available-for-sale, trading securities and derivative contracts at fair value on a recurring basis.  Certain other assets such as impaired loans, OREO, goodwill, customer-relationship intangibles and private equity investments are recorded at fair value on a nonrecurring basis.  Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

The following tables summarize assets and liabilities measured at fair value as of March 31, 2010, December 31, 2009 and March 31, 2009 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of March 31, 2010	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
U.S. Treasury	$15,100	$15,100	$—	$—
Federal agency - Debt	611,317	—	611,317
Federal agency - MBS	448,293	—	448,293
CMOs - Federal agency	2,174,217	—	2,174,217
CMOs - Non-agency	228,930	—	228,930
State and municipal	365,826	—	365,826
Other debt securities	70,600	—	45,607	24,993
Equity securities and mutual funds	14,198	—	14,198
Trading securities	68,405	66,932	1,473	—
Mark-to-market derivatives (1)	51,039	5,258	45,781	—
Total assets at fair value	$4,047,925	$87,290	$3,935,642	$24,993

Liabilities
Mark-to-market derivatives (2)	$19,567	$1,733	$17,834	$—
Total liabilities at fair value	$19,567	$1,733	$17,834	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial	$3,810	$—	$3,810	$—
Commercial real estate mortgages	46,267	—	32,889	13,378
Residential mortgages	7,450	—	7,065	385
Real estate construction	128,740	—	70,489	58,251
Other real estate owned (4)	36,532	—	27,394	9,138
Private equity investments	3,740	—	—	3,740
Total assets at fair value	$226,539	$—	$141,647	$84,892

(1)          Reported in Other assets in the consolidated balance sheets.

(2)          Reported in Other liabilities in the consolidated balance sheets.

(3)          Impaired loans for which fair value was calculated using the collateral valuation method.

(4)          OREO balance of $135.6 million in the consolidated balance sheets includes $77.5 million of covered OREO and is net of estimated disposal costs.

Note 3. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$73,597	$73,597	$—	$—
Federal agency - Debt	656,721	—	656,721	—
Federal agency - MBS	555,157	—	555,157	—
CMOs - Federal agency	2,306,111	—	2,306,111	—
CMOs - Non-agency	241,329	—	241,329	—
State and municipal	378,639	—	378,639	—
Other debt securities	76,506	—	49,727	26,779
Equity securities and mutual funds	18,698	18,698	—	—
Trading securities	154,302	154,302	—	—
Mark-to-market derivatives (1)	52,309	5,335	46,974	—
Total assets at fair value	$4,513,369	$251,932	$4,234,658	$26,779

Liabilities
Mark-to-market derivatives (2)	$14,577	$1,080	$13,497	$—
Total liabilities at fair value	$14,577	$1,080	$13,497	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial	$450	$—	$450	$—
Commercial real estate mortgages	54,212	—	34,302	19,910
Residential mortgages	8,112	—	7,726	386
Real estate construction	176,202	—	98,387	77,815
Equity lines of credit	912	—	912	—
Other real estate owned (4)	48,920	—	30,866	18,054
Private equity investments	4,374	—	—	4,374
Total assets at fair value	$293,182	$—	$172,643	$120,539

(1)          Reported in Other assets in the consolidated balance sheets.

(2)          Reported in Other liabilities in the consolidated balance sheets.

(3)          Impaired loans for which fair value was calculated using the collateral valuation method.

(4)          OREO balance of $113.9 million in the consolidated balance sheets includes $60.6 million of covered OREO and is net of estimated disposal costs.

Note 3. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of March 31, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$36,307	$36,307	$—	$—
Federal agency - Debt	378,176	—	378,176	—
Federal agency - MBS	600,283	—	600,283	—
CMOs - Federal agency	1,120,749	—	1,120,749	—
CMOs - Non-agency	298,054	—	298,054	—
State and municipal	400,921	—	400,921	—
Other debt securities	64,361	—	38,085	26,276
Equity securities and mutual funds	17,032	17,032	—	—
Trading securities	67,582	50,802	16,780	—
Mark-to-market derivatives (1)	69,762	2,447	67,315
Total assets at fair value	$3,053,227	$106,588	$2,920,363	$26,276

Liabilities
Mark-to-market derivatives (2)	$17,258	$18	$17,240	$—
Total liabilities at fair value	$17,258	$18	$17,240	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial	$1,400	$—	$1,400	$—
Commercial real estate mortgages	—	—	—	—
Residential mortgages	476	—	476	—
Real estate construction	140,772	—	140,772	—
Other real estate owned (4)	14,103	—	14,103	—
Total assets at fair value	$156,751	$—	$156,751	$—

(1)	Reported in Other assets in the consolidated balance sheets.
(2)	Reported in Other liabilities in the consolidated balance sheets.
(3)	Impaired loans for which fair value was calculated using the collateral valuation method.
(4)	OREO balance of $12.6 million in the consolidated balance sheets is net of estimated disposal costs.

At March 31, 2010, $4.05 billion, or approximately 20 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared to $4.51 billion or 21 percent at December 31, 2009, and $3.05 billion or 18 percent at March 31, 2009. The majority of these financial assets were valued using Level 1 or Level 2 inputs.  Less than a quarter of 1 percent of total assets were measured using Level 3 inputs.  Approximately $19.6 million, $14.6 million and $17.3 million of the Company’s total liabilities at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.  At March 31, 2010, $226.5 million, or approximately 1 percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis, compared to $293.2 million or 1 percent at December 31, 2009, and $156.8 million or less than 1 percent at March 31, 2009.  These assets were measured using Level 2 and Level 3 inputs.  There were no transfers of assets or liabilities between Level 1 or Level 2 of the fair value hierarchy during the three months ended March 31, 2010.

Note 3. Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis, the following table presents the total losses, which include charge-offs, specific reserves, valuation write-downs, and net losses on sales of other real estate owned, recognized in the three months ended March 31, 2010 and 2009, respectively:

	Three months ended March 31,
(in thousands)	2010	2009
Collateral dependent impaired loans
Commercial	$2,618	$3,910
Commercial real estate mortgages	17,307	—
Residential mortgages	852	—
Real estate construction	10,245	12,075
Other real estate owned	12,548	—
Private equity investments	398	—
Total losses recognized	$43,968	$15,985

Level 3 assets measured at fair value on a recurring basis are CDO senior notes and CDO income notes for which the market is inactive. The fair value of these securities is determined using an internal cash flow model that incorporates management’s assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. These assumptions are not directly observable in the market. Unrealized gains and losses on available-for-sale securities are reported as a component of Accumulated other comprehensive income (“AOCI”) in the consolidated balance sheets. Activity in Level 3 assets measured on a recurring basis for the three-months ended March 31, 2010 and 2009 is summarized in the following table:

Level 3 Assets Measured on a Recurring Basis

	March 31, 2010	March 31, 2009
(in thousands)	Securities Available-for-Sale	Securities Available-for-Sale
Balance, beginning of period	$26,779	$32,419
Total realized/unrealized gains (losses):
Included in earnings	—	(9,282)
Included in other comprehensive income	(1,638)	3,544
Purchases, sales, issuances and settlements, net	(148)	(405)
Transfers in and/or out of Level 3	—	—
Balance, end of period	$24,993	$26,276

Level 3 assets measured at fair value on a nonrecurring basis include certain collateral dependent impaired loans, OREO for which fair value is not solely based on market observable inputs, and private equity and alternative investments.   Non-observable inputs related to valuing loans and OREO may include adjustments to external appraised values based on an internally generated discounted cash flow analysis or management’s assumptions about market trends or other factors that are not directly observable. Private equity and alternative investments do not have readily determinable fair values. These investments are carried at cost and evaluated for impairment on a quarterly basis.  Due to the lack of readily determinable fair values for these investments, the impairment assessment is based primarily on a review of investment performance and the likelihood that the capital invested would be recovered.

Fair Value of Financial Instruments

A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of a financial instrument.  The table below summarizes the estimated fair values for the Company’s financial instruments as of March 31, 2010 and December 31, 2009.  The disclosure does not include estimated fair value amounts for assets and liabilities which are not defined as financial instruments but which have significant value. These assets and liabilities include the value of customer-relationship intangibles, goodwill, private equity and affordable housing investments carried at cost, other assets, deferred taxes and other liabilities. Accordingly, the total of the fair values presented does not represent the underlying value of the Company.

Note 3. Fair Value Measurements (Continued)

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

Loans and leases — Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. Due to the lack of activity in the secondary market for the types of loans in the Company’s portfolio, a model-based approach is used for determining the fair value of loans for purposes of the disclosures in the table below. The fair value of loans is estimated by discounting future cash flows using discount rates that incorporate the Company’s assumptions concerning current market yields, credit risk and liquidity premiums. Loan cash flow projections are based on contractual loan terms adjusted for the impact of current interest rate levels on borrower behavior, including prepayments. Loan prepayment assumptions are based on industry standards for the type of loans being valued. Projected cash flows are discounted using yield curves based on current market conditions. Yield curves are constructed by product type using the Bank’s loan pricing model for like-quality credits.  The discount rates used in the Company’s model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans.

Covered loans — Fair value is determined using a discounted cash flow model based on assumptions about the amount and timing of principal and interest payments, principal prepayments and estimates of principal defaults, loss given default and current market rates.

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

Note 3. Fair Value Measurements (Continued)

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

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$293.9	$293.9	$364.5	$364.5
Due from banks - interest bearing	429.2	429.2	443.4	443.4
Federal funds sold	50.0	50.0	5.0	5.0
Securities available-for-sale	3,928.5	3,928.5	4,306.8	4,306.8
Trading securities	68.4	68.4	154.3	154.3
Loans and leases, net of allowance	11,396.7	11,616.9	11,858.4	12,006.9
Covered loans	1,803.0	1,803.0	1,851.8	1,851.8
Derivative contracts	51.0	51.0	52.3	52.3

Financial Liabilities:
Deposits	$16,963.7	$16,968.1	$17,379.4	$17,383.4
Federal funds purchased and securities sold under repurchase agreements	8.9	8.9	426.8	426.8
Structured securities sold under repurchase agreements	175.0	184.4	200.0	208.7
Other short-term borrowings	0.7	0.7	0.7	0.7
Subordinated and long-term debt	811.6	849.3	811.2	829.9
Derivative contracts	19.6	19.6	14.6	14.6
Commitments to extend credit	2.0	(16.6)	2.0	(16.2)
Commitments to private equity and affordable housing funds	11.0	27.8	14.1	31.1

Note 4. Investment Securities

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale at March 31, 2010, December 31, 2009 and March 31, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2010
U.S. Treasury	$15,097	$8	$(5)	$15,100
Federal agency - Debt	610,506	1,396	(585)	611,317
Federal agency - MBS	440,082	8,858	(647)	448,293
CMOs - Federal agency	2,137,606	38,762	(2,151)	2,174,217
CMOs - Non-agency	252,343	765	(24,178)	228,930
State and municipal	356,076	10,282	(532)	365,826
Other debt securities	75,869	1,618	(6,887)	70,600
Total debt securities	3,887,579	61,689	(34,985)	3,914,283
Equity securities and mutual funds	10,171	4,027	—	14,198
Total securities	$3,897,750	$65,716	$(34,985)	$3,928,481

December 31, 2009
U.S. Treasury	$73,597	$2	$(2)	$73,597
Federal agency - Debt	659,716	651	(3,646)	656,721
Federal agency - MBS	552,691	6,521	(4,055)	555,157
CMOs - Federal agency	2,294,676	23,641	(12,206)	2,306,111
CMOs - Non-agency	272,262	304	(31,237)	241,329
State and municipal	368,454	10,915	(730)	378,639
Other debt securities	82,163	1,093	(6,750)	76,506
Total debt securities	4,303,559	43,127	(58,626)	4,288,060
Equity securities and mutual funds	15,861	2,837	—	18,698
Total securities	$4,319,420	$45,964	$(58,626)	$4,306,758

March 31, 2009
U.S. Treasury	$36,107	$200	$—	$36,307
Federal agency - Debt	377,860	779	(463)	378,176
Federal agency - MBS	586,765	13,518	—	600,283
CMOs - Federal agency	1,101,714	19,683	(648)	1,120,749
CMOs - Non-agency	377,137	—	(79,083)	298,054
State and municipal	394,103	8,818	(2,000)	400,921
Other debt securities	78,794	92	(14,525)	64,361
Total debt securities	2,952,480	43,090	(96,719)	2,898,851
Equity securities and mutual funds	17,074	—	(42)	17,032
Total securities	$2,969,554	$43,090	$(96,761)	$2,915,883

Proceeds from sales of securities were $407.6 million and $278.1 million for the three months ended March 31, 2010 and 2009, respectively.  The following table provides the gross realized gains and losses on the sales of securities available-for-sale:

	For the three months ended
	March 31,
(in thousands)	2010	2009
Gross realized gains	$4,502	$5,232
Gross realized losses	(2,368)	(8,163)
Net realized gains (losses)	$2,134	$(2,931)

Note 4. Investment Securities (Continued)

Impairment Assessment

The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary.  Impairment is considered other-than-temporary when it becomes probable that an investor will be unable to recover the cost of an investment.  The Company’s impairment assessment takes into consideration factors such as the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and the Company does not intend to sell the security and it is not more likely than not it will be required to sell the security prior to recovery of its amortized cost basis.  If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis.  The new cost basis is not adjusted for subsequent recoveries in fair value.

In accordance with ASC 320-35, Investments—Debt and Equity Securities—Subsequent Measurement, when there are credit losses associated with an impaired debt security and the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company will separate the amount of the impairment into the amount that is credit-related and the amount related to non-credit factors.  The credit-related impairment is recognized in Net impairment loss recognized in earnings in the consolidated statements of income. The non-credit-related impairment is recognized in AOCI.

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at March 31, 2010. The Company recorded credit loss impairment in earnings on available-for-sale securities of $1.0 million for the three months ended March 31, 2010. The $14.2 million non-credit portion of impairment recognized at March 31, 2010 was recorded in AOCI.  The Company recorded a $12.0 million impairment loss in earnings on securities available-for-sale for the three months ended March 31, 2009.

The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

(in thousands) Impairment Losses on	For the three-months ended March 31,
Other-Than-Temporarily Impaired Securities	2010	2009
Non-agency CMOs	$1,003	$—
Collateralized debt obligation income notes	—	9,282
Perpetual preferred stock	—	1,124
Mutual funds	—	1,630
Total	$1,003	$12,036

The following table provides a rollforward of credit-related other-than-temporary impairment recognized in earnings for the three months ended March 31, 2010 and 2009. Credit-related other-than-temporary impairment that was recognized in earnings during the three months ending March 31, 2010 is reflected as an “Initial credit-related impairment” if the current period is the first time the security had a credit impairment.  A credit related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the current period is not the first time the security had a credit impairment.

	Three months ended March 31,
(in thousands)	2010	2009
Balance, beginning of period	$17,707	$8,083
Subsequent credit-related impairment	1,003	5,215
Initial credit-related impairment	—	—
Balance, end of period	$18,710	$13,298

Note 4. Investment Securities (Continued)

Non-Agency CMOs

During the first quarter of 2010, the Company identified certain non-agency collateralized mortgage obligation securities (“CMOs”) that were considered to be other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security.  Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default.  The Company concluded that the shortfall in expected cash flows represented a credit loss and recognized impairment losses in earnings totaling $1.0 million on its investments in CMOs year-to-date. The remaining other-than-temporary impairment for these securities was recognized in AOCI.  This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates.

         The following tables provide a summary of the gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of March 31, 2010, December 31, 2009 and March 31, 2009.  The tables include investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
March 31, 2010
U.S. Treasury	$5,031	$5	$—	$—	$5,031	$5
Federal agency - Debt	168,703	585	—	—	168,703	585
Federal agency - MBS	111,762	647	—	—	111,762	647
CMOs - Federal agency	299,262	2,151	—	—	299,262	2,151
CMOs - Non-agency	19,947	104	155,810	24,074	175,757	24,178
State and municipal	13,208	245	5,828	287	19,036	532
Other debt securities	—	—	31,367	6,887	31,367	6,887
Total securities	$617,913	$3,737	$193,005	$31,248	$810,918	$34,985

December 31, 2009
U.S. Treasury	$59,995	$2	$—	$—	$59,995	$2
Federal agency - Debt	437,548	3,646	—	—	437,548	3,646
Federal agency - MBS	285,328	4,055	—	—	285,328	4,055
CMOs - Federal agency	634,732	12,206	—	—	634,732	12,206
CMOs - Non-agency	35,192	428	180,699	30,809	215,891	31,237
State and municipal	18,187	340	4,500	390	22,687	730
Other debt securities	—	—	36,315	6,750	36,315	6,750
Total securities	$1,470,982	$20,677	$221,514	$37,949	$1,692,496	$58,626

March 31, 2009
Federal agency - Debt	$159,129	$463	$—	$—	$159,129	$463
CMOs - Federal agency	80,225	610	6,596	38	86,821	648
CMOs - Non-agency	36,436	6,771	261,617	72,312	298,053	79,083
State and municipal	60,740	1,287	6,702	713	67,442	2,000
Other debt securities	28,432	4,276	31,485	10,249	59,917	14,525
Total debt securities	364,962	13,407	306,400	83,312	671,362	96,719
Equity securities and mutual funds	9,942	42	—	—	9,942	42
Total securities	$374,904	$13,449	$306,400	$83,312	$681,304	$96,761

Note 4. Investment Securities (Continued)

At March 31, 2010, total securities available-for-sale had a fair value of $3.93 billion, which included $810.9 million of securities available-for-sale in an unrealized loss position as of March 31, 2010.  This balance consists of $768.3 million of temporarily impaired securities and $42.6 million of securities that had non-credit related impairment recognized in AOCI.  At March 31, 2010, the Company had 88 debt securities in an unrealized loss position. The debt securities in an unrealized loss position include 1 U.S. Treasury note, 9 Federal agency debt securities, 8 Federal agency MBS, 17 Federal agency CMOs, 24 private label CMOs, 26 state and municipal securities and 3 other debt securities.

The largest component of the unrealized loss at March 31, 2010 was $24.2 million related to non-agency collateralized mortgage obligations. The Company monitors the performance of the mortgages underlying these bonds. Although there has been some additional deterioration in collateral performance during the first quarter of 2010 due to weakness in the housing market, the Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs held largely to the current absence of liquidity in the credit markets and to increases in interest rates.  Other than the $1.0 million credit loss discussed in Non-Agency CMOs above, the Company expects to receive all contractual principal and interest payments due on its CMO debt securities.  Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high-end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of further other-than-temporary impairment charges.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions.  Liquidity pressures in 2008 and in 2009 caused a general decline in the value of corporate debt.  The CDOs held in securities available-for-sale at March 31, 2010 are the most senior tranches of each issue. The market for CDOs has been inactive since 2008, therefore, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance.  The CDOs had a $6.5 million unrealized loss at March 31, 2010 which the Company attributes to the illiquid credit markets.  The CDOs have collateral that exceeds the outstanding debt by over 29 percent at March 31, 2010.  Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

The Company does not consider the debt securities in the table above to be other than temporarily impaired at March 31, 2010.

At December 31, 2009, total securities available-for-sale had a fair value of $4.31 billion, which included $1.69 billion of securities available-for-sale in an unrealized loss position as of December 31, 2009.  This balance consists of $1.65 billion of temporarily impaired securities and $43.5 million of securities that had non-credit related impairment recognized in AOCI.  At December 31, 2009, the Company had 155 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 1 U.S. Treasury bill, 15 Federal agency debt securities, 30 Federal agency MBS, 44 Federal agency CMOs, 29 private label CMOs, 32 state and municipal securities and 4 other debt securities.

At March 31, 2009, total securities available-for-sale had a fair value of $2.92 billion, which included $681.3 million of securities available-for-sale in an unrealized loss position as of March 31, 2009.  At March 31, 2009, the Company had 148 debt securities and 1 mutual fund in an unrealized loss position.  The debt securities in an unrealized loss position included 6 Federal agency securities, 9 Federal agency CMOs, 33 private label CMOs, 89 state and municipal securities and 11 other debt securities.

Note 4. Investment Securities (Continued)

The following table provides the expected remaining maturities of debt securities included in the securities portfolio as of March 31, 2010, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

U.S. Treasury	$10,070	$5,030	$—	$—	$15,100
Federal agency - Debt	270,830	261,045	66,962	12,480	611,317
Federal agency - MBS	2,064	146,148	268,374	31,707	448,293
CMOs - Federal agency	188,356	1,586,170	341,024	58,667	2,174,217
CMOs - Non-agency	14,681	149,336	64,913	—	228,930
State and municipal	34,878	144,784	134,224	51,940	365,826
Other	9,899	—	60,701	—	70,600
Total debt securities	$530,778	$2,292,513	$936,198	$154,794	$3,914,283
Amortized cost	$528,096	$2,258,608	$948,155	$152,720	$3,887,579

Note 5.  Other Investments

Federal Home Loan Bank and Federal Reserve Bank Stock

The Company’s investment in stock issued by the Federal Home Loan Bank (“FHLB”) and Federal Reserve (“FRB”) totaled $123.2 million at March 31, 2010 and December 31, 2009.  Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment.

At March 31, 2010, the Company held $97.3 million of FHLB stock.  FHLB banks are cooperatives that provide products and services to member banks. The FHLB provides significant liquidity to the U.S. banking system through advances to its member banks in exchange for collateral. The purchase of stock is required in order to receive advances and other services. The Company completed an assessment of its investment in FHLB stock for impairment at March 31, 2010.  Since 2009, the FHLB has experienced higher levels of other-than-temporary impairment in its investments in private label mortgage-backed securities due to continued weakness in the housing market.  The FHLB has taken steps to preserve capital and increase the balance of restricted retained earnings available to protect members’ paid-in-capital from the effects of adverse credit events, and its capital-to-assets ratio was well above regulatory requirements at March 31, 2010.  Additionally, the FHLB has access to a high level of government support to maintain liquidity and access to funding. The Company expects to recover the full amount invested in FHLB stock and does not consider its investment to be impaired at March 31, 2010.

Note 5.  Other Investments (Continued)

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets.  The Company’s investments in these funds totaled $37.4 million at March 31, 2010 and December 31, 2009.  A summary of investments by fund type is provided below:

(in thousands)	March 31,	December 31,
Fund Type	2010	2009
Private equity and venture capital	$22,386	$22,530
Real estate	8,280	8,148
Hedge	2,700	2,700
Other	3,997	4,038
Total	$37,363	$37,416

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

In the three months ended March 31, 2010, the Company recognized impairment totaling $0.4 million on its investments in two private equity and one real estate fund.  No impairment was recognized on private equity or alternative investments in the first quarter of 2009. The table below provides information as of March 31, 2010 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

Alternative Investments Measured at Fair Value on a Nonrecurring Basis

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Private equity and venture capital (2)	$726	$63	None(1)	N/A
Real estate (3)	3,014	1,411	None(1)	N/A
Total	$3,740	$1,474

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

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Commercial	$4,063,613	$4,335,052	$4,328,719
Commercial real estate mortgages	2,121,941	2,161,451	2,173,983
Residential mortgages	3,514,149	3,533,453	3,413,538
Real estate construction	730,734	835,589	1,189,594
Equity lines of credit	733,550	734,182	651,127
Installment loans	164,929	172,566	168,245
Lease financing	360,620	374,615	379,908
Loans and leases, excluding covered loans	11,689,536	12,146,908	12,305,114
Covered loans	1,803,048	1,851,821	—
Total loans and leases	$13,492,584	$13,998,729	$12,305,114

The Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at March 31, 2010, California represented 88 percent of total loans outstanding and Nevada and New York represented 2 percent and 4 percent, respectively.  The remaining 6 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to a loss sharing agreement and were $1.80 billion as of March 31, 2010 and $1.85 billion at December 31, 2009.  The following table reflects the carrying value of covered loans by loan type as of March 31, 2010 and December 31, 2009:

(in thousands)	March 31, 2010	December 31, 2009
Multifamily residential	$1,153,078	$1,183,972
Commercial real estate	446,147	454,124
Construction and land	178,681	193,179
Other	25,142	20,546
Total covered loans	$1,803,048	$1,851,821

The Company evaluated the acquired loans and concluded that all loans, with the exception of a small population of loans, would be accounted for under ASC 310-30.  Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments. As of the December 18, 2009 acquisition date, the preliminary estimates of the contractually required payments receivable for all acquired impaired loans were $3.84 billion, the cash flows expected to be collected were $2.55 billion, and the fair value of the loans was $1.86 billion.  These amounts were determined based on the estimated remaining life of the underlying loans, which included the effects of estimated prepayments.  Interest income is recognized on acquired impaired loans through accretion of the difference between the carrying amount of the loans and their expected cash flows.  There was no allowance for loan losses related to the acquired impaired loans as of March 31, 2010.  Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable.  Accordingly,

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.  If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated.  There were no nonaccrual covered loans at March 31, 2010.

Total covered loans of $1.80 billion as of March 31, 2010 consist of acquired impaired loans of $1.79 billion that are within the scope of ASC 310-30 and $9.0 million of acquired loans that are outside the scope of ASC 310-30.  Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the period from January 1, 2010 through March 31, 2010:

(in thousands)	Carrying Amount of Loans	Accretable Yield
Balance at January 1, 2010	$1,851,821	$687,126
Accretion	28,881	(28,881)
Payments received	(82,294)	—
Other	(4,331)	505
Balance at March 31, 2010	$1,794,077	$658,750

Because of the short time period between the closing of the acquisition and year-end 2009, certain 2009 amounts related to the acquired impaired loans were preliminary estimates.  In finalizing its analysis of these loans, the Company recorded adjustments to 2009 amounts that are reflected in the Other line of the above table.

The Company recorded an FDIC indemnification asset in December 2009 that represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans and OREO.  The FDIC indemnification asset was $325.4 million at March 31, 2010 and $380.7 million at December 31, 2009.  See Note 2, Business Combination, for further discussion of the FDIC indemnification asset.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of activity in the allowance for loan and lease losses and reserve for off-balance sheet credit commitments:

	For the three months ended March 31,
(in thousands)	2010	2009
Allowance for loan and lease losses (1)
Balance, beginning of period	$288,493	$224,046
Provision for credit losses	55,000	50,000
Transfers (to) from reserve for off-balance sheet credit commitments	(1,158)	1,159
Charge-offs	(50,439)	(34,461)
Recoveries	903	842
Net loans charged-off	(49,536)	(33,619)
Balance, end of period	$292,799	$241,586

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$17,340	$22,703
Provision for credit losses/transfers	1,158	(1,159)
Balance, end of period	$18,498	$21,544

(1) The allowance for loan and lease losses does not include any amounts related to covered loans accounted for under ASC 310-30.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Nonaccrual loans were $330.0 million at March 31, 2010, $388.7 million at December 31, 2009 and $313.6 million at March 31, 2009.  At March 31, 2010, there were $319.0 million of impaired loans included in nonaccrual loans, with an allowance allocation of $44.5 million.  The remaining $11.0 million of nonaccrual loans at March 31, 2010 are loans under $500,000 that are not individually evaluated for impairment.  Impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.  At December 31, 2009, there were $375.7 million of impaired loans which had an allowance of $55.8 million allocated to them.  At March 31, 2009, there were $303.7 million of impaired loans which had an allowance of $36.1 million allocated to them.  For the three months ended March 31, 2010, the average balance of total impaired loans was $347.4 million.  Interest income is not recognized on impaired loans until the principal balances of these loans are paid off.

Troubled debt restructured loans were $17.1 million, before specific reserves of $2.2 million, at March 31, 2010. Troubled debt restructured loans were $11.2 million, before specific reserves of $1.0 million, at December 31, 2009. At March 31, 2009, the Company had no troubled debt restructured loans.  There were no related commitments to lend additional funds on restructured loans at March 31, 2010.

Note 7. Other Real Estate Owned

At March 31, 2010, OREO was $135.6 million and included $77.5 million of covered OREO that was acquired in the acquisition of ICB and is covered by a loss sharing agreement with the FDIC. At December 31, 2009, OREO was $113.9 million and included $60.6 million of covered OREO.  At March 31, 2009, OREO was $12.6 million.  Excluding covered OREO, activity in OREO during the three months ended March 31, 2010 included additions of $21.1 million, offset by sales of $5.4 million.  In the three months ended March 31, 2010, the Company recognized valuation write-downs totaling $11.0 million on OREO.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income.  Under the loss sharing agreement, 80 percent of covered OREO expenses and valuation write-downs are reimbursable to the Company from the FDIC.  The portion of these expenses that are reimbursable are recorded in FDIC loss sharing income, net in the noninterest income section of the consolidated statements of income.

Note 8. Shareholders’ Equity

There were no purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act of 1934 during the three-month period ended March 31, 2010.

At March 31, 2010, the Corporation had 1.1 million shares of common stock reserved for issuance and 0.7 million shares of unvested restricted stock granted to employees and directors under share-based compensation programs.

On November 21, 2008, City National Corporation received aggregate proceeds of $400 million from the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company’s common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the warrant was valued using an option valuation model.  The allocated values of the preferred stock and warrant were approximately $389.9 million and $10.1 million, respectively. Cumulative dividends on the preferred stock were payable quarterly at the rate of 5 percent for the first five years and increasing to 9 percent thereafter.  The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock.

In December 2009, the Corporation repurchased $200 million, or 200,000 shares, of the TARP preferred stock that it had sold to the Treasury.  On March 3, 2010, the Corporation repurchased the remaining $200 million, or 200,000 shares, of TARP preferred stock. The repurchase on March 3, 2010 resulted in a one-time, after-tax, non-cash charge of $3.8 million.

In April 2010, the Corporation repurchased the warrant in full for $18.5 million.

Note 9. Earnings per Common Share

The Company applies the two-class method of computing basic and diluted EPS.  Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities.

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended March 31,
(in thousands, except per share amounts)	2010	2009
Basic EPS:
Net income attributable to City National Corporation	$15,698	$7,460
Less: Dividends on preferred stock	5,702	5,501
Net income available to common shareholders	$9,996	$1,959
Less: Earnings allocated to participating securities	113	87
Earning allocated to common shareholders	$9,883	$1,872

Weighted average common shares outstanding	51,690	48,046

Basic earnings per common share	$0.19	$0.04

Diluted EPS:
Earnings allocated to common shareholders (1)	$9,883	$1,872

Weighted average common shares outstanding	51,690	48,046
Dilutive effect of equity awards	402	84
Weighted average diluted common shares outstanding	52,092	48,130

Diluted earnings per common share	$0.19	$0.04

(1)          Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options and common stock warrant. Antidilutive stock options and common stock warrant are not included in the calculation of basic or diluted EPS.  There were approximately 2.7 million outstanding stock options and a 1.1 million  warrant that were antidilutive for the three-months ended March 31, 2010. There were approximately 3.8 million outstanding stock options and a 1.1 million common stock warrant that were antidilutive for the same period in 2009.

Note 10. Share-Based Compensation

On March 31, 2010, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  No new awards will be granted under predecessor plans. A description of the Plan is provided below. The compensation cost that has been recognized for all share-based awards was $3.9 million and $3.5 million for the three-month periods ended March 31, 2010 and 2009, respectively. The Company received $9.8 million and $0.1 million in cash for the exercise of stock options during the three-months ended March 31, 2010 and 2009, respectively.  The tax benefit recognized for share-based compensation arrangements in equity was $1.4 million for the three-month period ended March 31, 2010 compared to tax expense of $1.2 million for the three-month period ended March 31, 2009.

Note 10. Share-Based Compensation (Continued)

Plan Description

The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors.  No grants of performance shares, performance share units, performance units or stock appreciation rights had been made as of March 31, 2010. The purpose of the Plan is to promote the success of the Company by providing an additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interests through equity grants.  Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee (“Committee”).  The participant is entitled to dividends and voting rights for all shares issued even though they are not vested.  Restricted stock awards issued under predecessor plans vest over five years.  The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of service, which may include disability or death. Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006.  The Company generally issues treasury shares upon share option exercises.  All unexercised options expire 10 years from the grant date.  At March 31, 2010 there were approximately 1.1 million shares available for future grants.

Fair Value

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation methodology that uses the assumptions noted in the following table. The Company evaluates exercise behavior and values options separately for executive and non-executive employees.  Expected volatilities are based on the historical volatility of the Company’s stock.  The Company uses a 20-year look back period to calculate the volatility factor.  The length of the look back period reduces the impact of the recent disruptions in the capital markets, and provides values that management believes are more representative of expected future volatility.  The Company uses historical data to predict option exercise and employee termination behavior.  The expected term of options granted is derived from historical exercise activity and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is equal to the dividend yield of the Company’s stock at the time of the grant.

To estimate the fair value of stock option awards, the Company uses the Black-Scholes valuation method, which incorporates the assumptions summarized in the table below:

	For the three months ended
	March 31,
	2010	2009
Weighted-average volatility	31.41%	31.42%
Dividend yield	0.73%	3.53%
Expected term (in years)	6.08	6.10
Risk-free interest rate	2.99%	2.81%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the three-month periods ended March 31, 2010 and 2009 were $16.86 and $6.47, respectively.  The total intrinsic values of options exercised during the three-month periods ended March 31, 2010 and 2009 were $5.4 million and $22 thousand, respectively.

Note 10. Share-Based Compensation (Continued)

A summary of option activity and related information under the Plan for the three months ended March 31, 2010 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term

Outstanding at January 1, 2010	4,862	$49.64
Granted	537	50.26
Exercised	(304)	32.26
Forfeited or expired	(23)	47.23
Outstanding at March 31, 2010	5,072	$50.76	$41,743	6.10
Exercisable at March 31, 2010	3,163	$55.37	$16,797	4.45

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the three months ended March 31, 2010 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)

Unvested at January 1, 2010	1,861	$10.14
Granted	537	16.86
Vested	(476)	11.31
Forfeited	(13)	7.85
Unvested at March 31, 2010	1,909	$11.75

The number of options vested during the three-month periods ended March 31, 2010 and 2009 were 476,088 and 343,377, respectively.  The total fair value of options vested during the three-month periods ended March 31, 2010 and 2009 was $5.4 million.  As of March 31, 2010, there was $18.1 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

The Plan provides for granting of restricted shares of Company stock to employees. In general, twenty-five percent of the restricted stock vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The restricted stock is subject to forfeiture until the restrictions lapse or terminate.  A summary of changes in restricted stock and related information for the three months ended March 31, 2010 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock	(in thousands)	(per share)

Unvested at January 1, 2010	610	$46.79
Granted	199	50.27
Vested	(93)	65.54
Forfeited	(2)	50.19
Unvested at March 31, 2010	714	$45.33

Note 10. Share-Based Compensation (Continued)

Restricted stock is valued at the closing price of the Company’s stock on the date of award.  The weighted-average grant-date fair values of restricted stock granted during the three-month periods ended March 31, 2010 and 2009 were $50.27 and $27.42, respectively.  The number of restricted shares vested during the three-month periods ended March 31, 2010 and 2009 were 92,664 and 78,292, respectively.  The total fair value of restricted stock vested during the three-month periods ended March 31, 2010 and 2009 was $6.1 million and $5.4 million, respectively.  The compensation expense related to restricted stock for the three-month periods ended March 31, 2010 and 2009 was $1.9 million and $1.8 million, respectively.  As of March 31, 2010, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $23.0 million. That cost is expected to be recognized over a weighted-average period of 3.6 years.

Note 11. Derivative Instruments

The following table summarizes the fair value and balance sheet classification of derivative instruments as of March 31, 2010 and March 31, 2009.  The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties.  If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Note 11. Derivative Instruments (Continued)

Fair Values of Derivative Instruments

	March 31, 2010			March 31, 2009
(in millions)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (1)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (1)

Derivatives designated as hedging instruments
Interest rate swaps - fair value:
Certificates of deposit	$20.0	$1.0	$—	$20.0	$1.7	$—
Long-term and subordinated debt	358.2	28.2	—	367.5	36.4	—
Total fair value contracts	$378.2	$29.2	$—	$387.5	$38.1	$—

Interest rate swaps - cash flow:
U.S. Dollar LIBOR based loans	$50.0	$1.0	$—	$200.0	$10.1	$—
Prime based loans	75.0	1.0	—	125.0	4.7	—
Total cash flow contracts	$125.0	$2.0	$—	$325.0	$14.8	$—

Total derivatives designated as hedging instruments	$503.2	$31.2	$—	$712.5	$52.9	$—

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$958.3	$17.4	$17.1	$603.0	$15.8	$16.2
Interest-rate caps, floors and collars	127.2	0.5	0.5	135.8	0.9	0.9
Options purchased	2.0	0.2	0.2	2.0	0.1	0.1
Options written	2.0	—	—	2.0	—	—
Total interest-rate contracts	$1,089.5	$18.1	$17.8	$742.8	$16.8	$17.2

Equity index futures	$0.5	$—	$—	$—	$—	$—

Foreign exchange contracts:
Spot and forward contracts	$259.0	$3.4	$3.4	$195.3	$1.7	$1.8
Options purchased	50.3	1.1	1.1	0.5	—	—
Options written	50.3	0.6	0.6	0.5	—	—
Total foreign exchange contracts	$359.6	$5.1	$5.1	$196.3	$1.7	$1.8

Total derivatives not designated as hedging instruments	$1,449.6	$23.2	$22.9	$939.1	$18.5	$19.0

(1)        Derivative assets include the estimated gain to settle a derivative contract plus net interest receivable.  Derivative liabilities include the estimated loss to settle a derivative contract.

Derivatives Designated as Hedging Instruments

As of March 31, 2010, the Company had $503.2 million notional amount of interest-rate swaps, of which $378.2 million were designated as fair value hedges and $125.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $29.2 million resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $27.2 million. The remaining $2.0 million of fair value represents net interest receivable.  The net positive fair value of cash flow hedges of variable-rate loans of $2.0 million resulted in the recognition of other assets of $1.6 million and other comprehensive loss before taxes of $5.9 million.  AOCI also includes a net deferred gain of $5.1 million related to cash flow hedges that were terminated prior to their maturity dates.  The remaining $0.4 million of fair value represents net interest receivable.

Note 11.  Derivative Instruments (Continued)

As of March 31, 2009, the Company had $712.5 million notional amount of interest-rate swaps, of which $387.5 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $38.1 million resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $36.5 million. The remaining $1.6 million of fair value represents net interest receivable.  The net positive fair value of cash flow hedges of variable-rate loans of $14.8 million resulted in the recognition of other assets of $13.9 million and other comprehensive income before taxes of $2.2 million.  The remaining $0.9 million of fair value represents net interest receivable.

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap agreements contain credit-risk-related contingent features.  Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required varies by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit rating on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2010 was $5.4 million. The Company was not required to deliver collateral because the net liability position did not exceed the exposure threshold amount at the Company’s current credit rating.

The Company’s interest-rate swaps had $7.6 million and $13.5 million of credit risk exposure at March 31, 2010 and March 31, 2009, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received.  The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date.  Collateral valued at $13.0 million and $23.5 million had been received from swap counterparties at March 31, 2010 and March 31, 2009, respectively.  Additionally, the Company had delivered collateral valued at $1.1 million to a counterparty at March 31, 2010.

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense.  The impact of interest-rate swaps on interest income and interest expense for the three-month periods ended March 31, 2010 and 2009 is provided below:

(in millions) Derivative Instruments Designated	Location in Consolidated	Three Months Ended March 31,
as Hedging Instruments	Statements of Income	2010	2009
Interest-rate swaps-fair value	Interest expense	$(4.4)	$(3.1)
Interest-rate swaps-cash flow	Interest income	3.0	2.9
Total income		$7.4	$6.0

Fair value and cash flow interest-rate swaps increased net interest income by $7.4 million and $6.0 million in the three-month periods ended March 31, 2010 and 2009, respectively.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI.  When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item.  The amount of gains on cash flow hedges reclassified from AOCI to interest income for the three-month periods ended March 31, 2010 and 2009, was $3.0 million and $2.9 million, respectively.  Within the next 12 months, $1.6 million of other comprehensive income is expected to be reclassified into interest income. Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in Other noninterest income in the consolidated statements of income.

Note 11.  Derivative Instruments (Continued)

The amount of after-tax loss on the change in fair value of cash flow hedges recognized in AOCI was $4.0 million (net of taxes of $2.5 million) at March 31, 2010, compared to an after-tax gain of $1.2 million (net of taxes of $1.0 million) at March 31, 2009.

The amount of hedge ineffectiveness on cash flow hedges was nominal at March 31, 2010.

Derivatives Not Designated as Hedging Instruments

Derivative contracts not designated as hedges are marked-to-market each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income.  The table below provides the amount of gains and losses on these derivative contracts for the three-month periods ended March 31, 2010 and 2009:

(in millions) Derivatives Not Designated as	Location in Consolidated	Three Months Ended March 31,
Hedging Instruments	Statements of Income	2010	2009
Interest-rate contracts	Other noninterest income	$(0.1)	$(0.2)
Equity index futures	Other noninterest income	(0.1)	—
Foreign exchange contracts	International services income	4.6	3.9
Total income		$4.4	$3.7

Note 12. Income Taxes

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized approximately $35 thousand and $0.5 million of interest and penalties expense for the three-month periods ended March 31, 2010 and 2009, respectively. The Company had approximately $5.5 million, $5.5 million and $4.7 million of accrued interest and penalties as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions.  The Internal Revenue Service (“IRS”) completed its audits of the Company for the tax year 2008 resulting in no material financial statement impact. The Company is currently being audited by the IRS for 2009. The potential financial statement impact, if any, resulting from completion of these audits is expected to be minimal.

Subsequent to March 31, 2010, the Company and the California Franchise Tax Board closed its audits for the years 1998 through 2004 and settled litigation related to various refund claims and other pending matters under review.  Under the terms of the settlement, the Company will receive $29 million in tax credits, which are expected to add approximately $19 million to the Company’s net income in the second quarter of 2010.

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of March 31, 2010, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

Note 13. Retirement Plans

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries.  The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $2.1 million and $0.7 million for the three-month periods ended March 31, 2010 and 2009, respectively.

Note 13. Retirement Plans (Continued)

The Company has a Supplemental Executive Retirement Plan (“SERP”) for one of its executive officers.  The SERP meets the definition of a pension plan under ASC Topic 960, Plan Accounting — Defined Benefit Pension Plans.  At March 31, 2010, there was a $4.9 million unfunded pension liability related to the SERP.  Pension expense for the three-month periods ended March 31, 2010 and 2009 was $0.2 million, respectively.

There is also a SERP covering three former executives of the Pacific Bank, which the Company acquired in 2000.  As of March 31, 2010, there was an unfunded pension liability for this SERP of $2.4 million.  Expense for the three months ended March 31, 2010 and 2009 was insignificant.

The Company does not provide any other post-retirement employee benefits beyond the profit-sharing retirement plan and the SERPs.

Note 14. Contingencies

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity.  The maximum liability under the indemnity is $23 million, but the Company does not expect to make any payments under the terms of this indemnity.

Note 15. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing.  The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities.  The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities.  Subsequently, the carrying value is amortized over the stream of available tax credits and benefits.  The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits.  The balance of the investments in these entities was $90.3 million, $93.4 million and $97.9 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, and is included in Affordable housing investments in the consolidated balance sheets.  Unfunded commitments for affordable housing investments were $11.0 million at March 31, 2010. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Of the affordable housing investments held as of March 31, 2010, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001.  The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $7.7 million aggregate carrying value of these investments at March 31, 2010. There were no unfunded commitments for these affordable housing investments at March 31, 2010.

The Company also has ownership interests in several private equity investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs.  The investment in these entities is carried at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities.  The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income.  The balance in these entities was $37.4 million, $37.4 million and $36.8 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, and is included in Other assets in the consolidated balance sheets.  Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

Note 16.  Noncontrolling Interest

In accordance with ASC 810 and EITF Topic D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), the Company reports noncontrolling interest in its majority-owned affiliates as either a separate component of equity in Noncontrolling interest in the consolidated balance sheets or as Redeemable noncontrolling interest in the “mezzanine” section between liabilities and equity in the consolidated financial statements.  Topic D-98 specifies that securities that are redeemable at the option of the holder or outside the control of the issuer are not considered permanent equity and should be classified in the “mezzanine” section.

Redeemable Noncontrolling Interest

The Corporation holds a majority ownership interest in seven investment management and wealth advisory affiliates that it consolidates and a noncontrolling interest in two other firms.  In general, the management of each majority-owned affiliate has a significant noncontrolling ownership position in their firm and supervises the day-to-day operations of the affiliate. The Corporation is in regular contact with each affiliate regarding their operations and is an active participant in the management of the affiliates through its position on each firm’s board.

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

As of March 31, 2010, affiliate noncontrolling owners held equity interests with an estimated fair value of $46.7 million.  This estimate reflects the maximum obligation to purchase equity interests in the affiliates.  The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time.  The terms of the put provisions vary by agreement, but the value of the put is intended to equal or approximate the fair market value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of an interest holder.

The following is a reconciliation of redeemable noncontrolling interest for the three-month periods ended March 31, 2010 and 2009:

	For the three months ended March 31,
(in thousands)	2010	2009
Balance, beginning of period	$51,381	$44,811
Net income (loss)	793	(427)
Distributions to noncontrolling interest	(560)	(428)
Additions and redemptions, net	(4,771)	(1,653)
Adjustments to fair value	(178)	(2,066)
Balance, end of period	$46,665	$40,237

Note 17. Segment Results

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

Note 17. Segment Results (Continued)

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

Selected financial information for each segment is presented in the following tables.  Commercial and Private Banking includes all revenue and costs from products and services utilized by clients of Commercial and Private Banking, including both revenue and costs for Wealth Management products and services.  The revenues and costs associated with Wealth Management products and services that are allocated to Commercial and Private Banking for management reporting purposes are eliminated in the Other segment.  At year-end 2009, the methodology for allocating income taxes to the reportable segments was revised.  Prior period segment results have been revised to conform with the current period presentation.

Note 17. Segment Results (Continued)

	For the three months ended March 31, 2010
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$164,860	$351	$10,294	$175,505
Provision for credit losses	55,000	—	—	55,000
Noninterest income	45,225	40,073	(8,425)	76,873
Depreciation and amortization	3,301	1,969	3,524	8,794
Noninterest expense	145,087	35,502	(13,449)	167,140
Income before income taxes	6,697	2,953	11,794	21,444
Provision (benefit) for income taxes	2,813	907	698	4,418
Net income	3,884	2,046	11,096	17,026
Less: Net income (loss) attributable to noncontrolling interest	—	793	535	1,328
Net income attributable to City National Corporation	$3,884	$1,253	$10,561	$15,698

Selected Average Balances:
Loans and leases, excluding covered loans	$11,879,665	$—	$64,661	$11,944,326
Covered loans	1,833,131	—	—	1,833,131
Total assets	14,458,703	547,229	5,261,316	20,267,248
Deposits	16,067,470	47,367	749,318	16,864,155
Goodwill	318,340	161,642	—	479,982
Customer-relationship intangibles, net	12,682	32,174	—	44,856

	For the three months ended March 31, 2009
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$148,393	$442	$(3,938)	$144,897
Provision for credit losses	50,000	—	—	50,000
Noninterest income	42,065	36,256	(31,026)	47,295
Depreciation and amortization	3,423	1,214	3,198	7,835
Noninterest expense	106,295	32,772	(13,917)	125,150
Income (loss) before income taxes	30,740	2,712	(24,245)	9,207
Provision (benefit) for income taxes	12,912	1,318	(12,598)	1,632
Net income (loss)	17,828	1,394	(11,647)	7,575
Less: Net income (loss) attributable to noncontrolling interest	—	(427)	542	115
Net income (loss) attributable to City National Corporation	$17,828	$1,821	$(12,189)	$7,460

Selected Average Balances:
Loans and leases	$12,331,744	$—	$63,653	12,395,397
Total assets	12,488,906	591,944	3,330,390	16,411,240
Deposits	11,465,069	75,511	1,300,528	12,841,108
Goodwill	317,801	141,686	—	459,487
Customer-relationship intangibles, net	10,772	28,970	—	39,742

Note 18. Subsequent Events

On April 8, 2010, the Company repurchased its outstanding common stock warrant issued to the U.S. Treasury during the Company’s participation in the TARP Capital Purchase Program. The common stock warrant was originally issued in November 2008.  The repurchase price of $18.5 million was recorded as a charge to additional paid-in capital.

On May 5, 2010, the Company and the California Franchise Tax Board settled litigation related to various refund claims and other pending matters under review.  Under the terms of the settlement, the Company will receive $29 million in tax credits, which are expected to add approximately $19 million to the Company’s net income in the second quarter of 2010.

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			March 31, 2010 from
	March 31,	December 31,	March 31,	December 31,	March 31,
(in thousands, except per share amounts) (1)	2010	2009	2009	2009	2009
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Net income atrributable to City National Corporation	$15,698	$29,067	$7,460	(46)%	110%
Net income available to common shareholders	9,996	19,668	1,959	(49)	410
Net income per common share, basic	0.19	0.38	0.04	(50)	375
Net income per common share, diluted	0.19	0.38	0.04	(50)	375
Dividends per common share	0.10	0.10	0.25	0	(60)

At Quarter End
Assets	$20,066,475	$21,078,757	$16,933,530	(5)	19
Securities	3,996,886	4,461,060	2,983,465	(10)	34
Loans and leases, excluding covered loans	11,689,536	12,146,908	12,305,114	(4)	(5)
Covered loans (2)	1,803,048	1,851,821	—	(3)	NM
Deposits	16,963,729	17,379,448	13,689,550	(2)	24
Common shareholders’ equity	1,838,222	1,790,275	1,633,339	3	13
Total equity	1,863,411	2,012,764	2,049,370	(7)	(9)
Book value per common share	35.43	34.74	33.87	2	5

Average Balances
Assets	$20,267,248	$19,095,212	$16,411,240	6	23
Securities	4,036,435	3,877,883	2,417,149	4	67
Loans and leases, excluding covered loans	11,944,326	12,100,487	12,395,396	(1)	(4)
Covered loans (2)	1,833,131	263,713	—	595	NM
Deposits	16,864,155	15,729,870	12,841,108	7	31
Common shareholders’ equity	1,843,808	1,826,139	1,634,612	1	13
Total equity	2,003,150	2,240,642	2,050,401	(11)	(2)

Selected Ratios
Return on average assets (annualized)	0.31%	0.60%	0.18%	(48)	72
Return on average common shareholders’ equity (annualized)	2.20	4.27	0.49	(48)	349
Corporation’s tier 1 leverage	8.03	9.48	10.04	(15)	(20)
Corporation’s tier 1 risk-based capital	11.44	12.20	11.71	(6)	(2)
Corporation’s total risk-based capital	14.42	15.15	13.55	(5)	6
Period-end common shareholders’ equity to period-end assets	9.16	8.49	9.65	8	(5)
Period-end total equity to period-end assets	9.29	9.55	12.10	(3)	(23)
Dividend payout ratio, per common share	52.16	26.47	619.32	97	(92)
Net interest margin	3.97	3.74	4.00	6	(1)
Expense to revenue ratio (3)	62.24	56.46	68.14	10	(9)

Asset Quality Ratios (4)
Nonaccrual loans to total loans and leases	2.82%	3.20%	2.55%	(12)	11
Nonaccrual loans and OREO to total loans and leases and OREO	3.30	3.62	2.65	(9)	25
Allowance for loan and lease losses to total loans and leases	2.50	2.38	1.96	5	28
Allowance for loan and lease losses to nonaccrual loans	88.72	74.22	77.03	20	15
Net charge-offs to average loans (annualized)	(1.68)	(1.93)	(1.10)	(13)	53

At Quarter End
Assets under management (5)	$35,783,366	$35,238,753	$28,414,005	2	26
Assets under management or administration (5)	55,844,305	55,119,366	45,722,158	1	22

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Covered loans represent acquired loans that are covered under a loss sharing agreement with the FDIC.

(3)

The expense to revenue ratio is defined as noninterest expense excluding other real estate owned (“OREO”) expense divided by total revenue (net interest income on a fully taxable-equivalent basis and noninterest income).

(4)	Excludes covered assets, which consists of acquired loans and OREO that are covered under a loss sharing agreement with the FDIC.

(5)

Excludes $12.70 billion, $11.48 billion and $4.49 billion of assets under management for the asset manager in which the Company holds a noncontrolling ownership interest as of March 31, 2010, December 31, 2009, and March 31, 2009, respectively. Also excludes $2.09 billion and $1.93 billion of assets under management and administration as of March 31, 2010 and December 31, 2009, respectively, for an asset manager that the Company deconsolidated effective November 1, 2009.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” on page 68 in connection with “forward-looking” statements included in this report.

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

The Company’s critical accounting policies include those that address accounting for business combinations, noncontrolling interest, financial assets and liabilities reported at fair value, securities, acquired impaired loans, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, other real estate owned (“OREO”), goodwill and other intangible assets, share-based compensation plans, income taxes and derivatives and hedging activities. The Company has not made any significant changes in its critical accounting policies or its estimates and assumptions from those disclosed in its 2009 Annual Report.

Several new accounting pronouncements became effective for the Company on January 1, 2010.  See Note 1 of the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q for a summary of the pronouncements and discussion of the impact of their adoption on the Company’s consolidated financial statements.

References to net income and earnings per share in the discussion that follows are based on net income attributable to the Company after deducting net income attributable to noncontrolling interest.

RECENT DEVELOPMENTS

On March 3, 2010, the Corporation repurchased $200 million in TARP preferred securities—the remaining half of a $400 million investment made in the Company by the U.S. Treasury in November 2008.  The transaction completed the Corporation’s repurchase of all preferred shares held by the federal government.  The Corporation repurchased the first $200 million of these securities on December 30, 2009.  On April 8, 2010, the Corporation repurchased its outstanding common stock warrant issued to the U.S. Treasury for $18.5 million.

HIGHLIGHTS

•                  For the quarter ended March 31, 2010, consolidated net income attributable to City National Corporation was $15.7 million and consolidated net income available to common shareholders was $10.0 million, or $0.19 per diluted common share.  For the year-earlier quarter, consolidated net income attributable to City National Corporation was $7.5 million and consolidated net income available to common shareholders was $2.0 million, or $0.04 per diluted common share. The increase in net income available to common shareholders is primarily due to higher net interest income resulting from the Company’s acquisition of Imperial Capital Bank (“ICB”), as well as a net securities gain in the first quarter of 2010 compared to a net securities loss in the year-earlier period, offset by increases in noninterest expense.

•                  Revenue, which consists of net interest income and noninterest income, was $252.4 million for the first quarter of 2010, an increase of 31 percent from $192.2 million the year-earlier quarter.

•                  Fully taxable-equivalent net interest income amounted to $178.8 million for the first quarter of 2010, up 21 percent from the same period last year.

•                  The Company’s net interest margin was 3.97 percent for the first quarter of 2010, up from 3.74 percent for the fourth quarter of 2009, and down from 4.00 percent for the year-earlier quarter.

•                  Noninterest income was $76.9 million for the first quarter of 2010, an increase of 63 percent from $47.3 million for the year-earlier quarter, due largely to a net gain on securities in the first quarter of 2010 compared with a net loss on securities in the year-ago period.  It also included $9.1 million of income from the Company’s loss sharing agreement with the Federal Deposit Insurance Corporation (“FDIC”).

•                  First quarter noninterest expense was $175.9 million, up 32 percent from the first quarter of 2009.  The increase was due largely to acquisitions in 2009, increased compensation expense, and higher OREO expense.

•                  The Company’s effective tax rate for the first quarter of 2010 was 20.6 percent compared to 17.7 percent for the first quarter of last year.

•                  Total assets were $20.07 billion at March 31, 2010, down 5 percent from $21.08 billion at December 31, 2009, and up 19 percent from $16.93 billion at March 31, 2009.  The increase from the year-ago period largely reflected the Company’s strong deposit growth as well as its acquisition of ICB on December 18, 2009.  Total average assets increased to $20.27 billion for the first quarter of 2010 from $19.10 billion for the fourth quarter of 2009 and $16.41 billion for the first quarter of 2009.

•                  Loans and leases, excluding loans covered by the Company’s loss-sharing agreement with the FDIC, total $11.69 billion, a decrease of 4 percent from December 31, 2009 and 5 percent from March 31, 2009.  Average loans as of March 31, 2010, on the same basis, were $11.94 billion, down 1 percent from December 31, 2009 and 4 percent from March 31, 2009.

•                  The allowance for loan and lease losses increased to $292.8 million at March 31, 2010, from $288.5 million at December 31, 2009 and $241.6 million at March 31, 2009.  The Company’s allowance equals 2.50 percent of total loans and leases, excluding covered loans, at March 31, 2010, compared with 2.38 percent at December 31, 2009 and 1.96 percent at March 31, 2009.

•                  The Company recognized a provision for credit losses of $55.0 million for the first quarter of 2010 compared to $50.0 million in the year-ago period.  Net loan charge-offs were $49.5 million, or 1.68 percent of average total loans and leases, excluding covered loans, on an annualized basis, for the first quarter of 2010, down from $58.7 million, or 1.93 percent, for the fourth quarter of 2009, and up from $33.6 million, or 1.10 percent, in the year-earlier quarter.

•                  Nonaccrual loans totaled $330.0 million at March 31, 2010, down from $388.7 million as of December 31, 2009, and up from $313.6 million at March 31, 2009.  At March 31, 2010, nonperforming assets, excluding covered assets, were $388.0 million, compared to $442.0 million at December 31, 2009, and $326.3 million at March 31, 2009.

•                  Average securities for the first quarter of 2010 totaled $4.04 billion, an increase of 4 percent from $3.88 billion for the fourth quarter of 2009 and an increase of 67 percent from $2.42 billion for the first quarter of 2009, as increased deposits and capital were invested in high-grade, fixed-income instruments.

•                  Period end deposits at March 31, 2010 were $16.96 billion, down 2 percent from $17.38 billion at December 31, 2009 and up 24 percent from $13.69 billion at March 31, 2009.  The decrease in period end deposits from December 31, 2009 was due to planned withdrawals of high-priced certificates of deposits that had been assumed in the ICB acquisition.  Total ICB deposits were $919.7 million as of March 31, 2010 compared to $1.67 billion as of December 31, 2009.  Average deposit balances for the first quarter of 2010 were $16.86 billion, up 7 percent from $15.73 billion for the fourth quarter of 2009 and up 31 percent from $12.84 billion for the first quarter of 2009.  Average core deposits were up 37 percent from the year-ago period and 8 percent from the fourth quarter of 2009, reaching a record $15.63 billion or 93 percent of average deposits.

•                  The Company’s ratio of Tier 1 common shareholders’ equity to risk-based assets was 9.4 percent at March 31, 2010 compared to 8.6 percent at March 31, 2009 and 8.9 percent at December 31, 2009.  Refer to the “Capital” section of Management’s Discussion and Analysis for further discussion of this non-GAAP measure.

OUTLOOK

Management continues to expect increased profitability in 2010 over 2009, as credit quality and the nation’s economy continue to show signs of improvement.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.  The following tables present the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2010 and 2009:

	Net Interest Income Summary
	For the three months ended			For the three months ended
	March 31, 2010			March 31, 2009
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,559,223	$48,643	4.33%	$4,755,884	$49,458	4.22%
Commercial real estate mortgages	2,150,897	29,117	5.49	2,200,196	31,138	5.74
Residential mortgages	3,522,135	47,497	5.39	3,406,397	47,560	5.58
Real estate construction	807,539	7,372	3.70	1,231,679	9,722	3.20
Equity lines of credit	734,710	6,443	3.56	629,850	5,271	3.39
Installment	169,822	2,152	5.14	171,391	2,162	5.12
Total loans and leases, excluding covered loans (3)	11,944,326	141,224	4.80	12,395,396	145,311	4.75
Covered loans	1,833,131	29,506	6.44	—	—	0.00
Total loans and leases	13,777,457	170,730	5.03	12,395,396	145,311	4.75
Due from banks - interest-bearing	274,749	346	0.51	134,272	155	0.47
Federal funds sold and securities purchased under resale agreements	45,658	22	0.20	11,046	6	0.24
Securities available-for-sale	3,974,164	33,690	3.39	2,302,076	26,785	4.65
Trading securities	62,271	(51)	-0.33	115,072	55	0.19
Other interest-earning assets	146,743	635	1.76	75,002	643	3.48
Total interest-earning assets	18,281,042	205,372	4.56	15,032,864	172,955	4.67
Allowance for loan and lease losses	(294,691)			(235,723)
Cash and due from banks	298,922			334,897
Other non-earning assets	1,981,975			1,279,202
Total assets	$20,267,248			$16,411,240

Liabilities and Equity (2)
Interest-bearing deposits
Interest checking accounts	$2,235,418	$1,320	0.24	$1,098,078	$866	0.32
Money market accounts	4,853,162	7,444	0.62	3,896,738	9,712	1.01
Savings deposits	386,727	630	0.66	165,572	266	0.65
Time deposits - under $100,000	556,078	852	0.62	234,419	1,283	2.22
Time deposits - $100,000 and over	1,238,808	2,918	0.96	1,463,357	7,434	2.06
Total interest-bearing deposits	9,270,193	13,164	0.58	6,858,164	19,561	1.16

Federal funds purchased and securities sold under repurchase agreements	300,210	1,936	2.62	723,058	2,180	1.22
Other borrowings	811,810	11,461	5.73	526,082	2,853	2.20
Total interest-bearing liabilities	10,382,213	26,561	1.04	8,107,304	24,594	1.23
Noninterest-bearing deposits	7,593,962			5,982,944
Other liabilities	287,923			270,591
Total equity	2,003,150			2,050,401
Total liabilities and equity	$20,267,248			$16,411,240

Net interest spread			3.52%			3.44%
Fully taxable-equivalent net interest and dividend income		$178,811			$148,361
Net interest margin			3.97%			4.00%
Less: Dividend income included in other income		635			643
Fully taxable-equivalent net interest income		$178,176			$147,718

(1)    Net interest income is presented on a fully taxable-equivalent basis.

(2)    Certain prior period balances have been reclassified to conform to the current period presentation.

(3)    Includes average nonaccrual loans of $365,595 and $282,935 for 2010 and 2009, respectively.

(4)    Loan income includes loan fees of $4,874 and $4,551 for 2010 and 2009, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities.  The following table provides a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between the first quarter of 2010 and 2009.  The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

	Changes In Net Interest Income
	For the three months ended March 31, 2010 vs 2009			For the three months ended March 31, 2009 vs 2008
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$16,633	$8,786	$25,419	$9,983	$(44,933)	$(34,950)
Securities available-for-sale	15,450	(8,545)	6,905	(1,670)	(944)	(2,614)
Due from banks - interest-bearing	177	14	191	227	(595)	(368)
Trading securities	(15)	(91)	(106)	192	(743)	(551)
Federal funds sold and securities purchased under resale agreements	17	(1)	16	20	(77)	(57)
Other interest-earning assets	414	(422)	(8)	42	(425)	(383)
Total interest-earning assets	32,676	(259)	32,417	8,794	(47,717)	(38,923)

Interest paid on:
Interest checking deposits	715	(261)	454	367	(914)	(547)
Money market deposits	2,032	(4,300)	(2,268)	1,598	(14,070)	(12,472)
Savings deposits	360	4	364	33	111	144
Time deposits	473	(5,420)	(4,947)	1,342	(7,737)	(6,395)
Other borrowings	(611)	8,975	8,364	(6,969)	(8,754)	(15,723)
Total interest-bearing liabilities	2,969	(1,002)	1,967	(3,629)	(31,364)	(34,993)
	$29,707	$743	$30,450	$12,423	$(16,353)	$(3,930)

(1) Includes covered loans.

Net interest income increased to $175.5 million for the first quarter of 2010 from $144.9 million for the first quarter of 2009.  The increase in net interest income was due primarily to strong deposit growth and the loans acquired in the acquisition of ICB in December 2009.  Interest income on loans increased from $144.2 million for the first quarter of 2009 to $169.5 million for the first quarter of 2010.

Total interest expense was $26.6 million and $24.6 million for the first quarter of 2010 and 2009, respectively.  Interest expense on deposits was $13.2 million for the first quarter of 2010 compared to $19.6 million for the year-earlier quarter, a 33 percent decrease. The decrease was a result of declining interest rates, partially offset by a 35 percent increase in average interest-bearing deposit balances from the first quarter of 2009 to the first quarter of 2010.  Interest expense on borrowings increased to $13.4 million for the first quarter of 2010 from $5.0 million for the same period in 2009. The increase was due to an increase in borrowings resulting from the issuance of $180 million of subordinated debt in the third quarter of 2009 and $250 million of trust preferred securities in December 2009.

The net settlement of interest-rate swaps increased interest income by $7.4 million for the first quarter of 2010, and increased interest income by $6.0 million for the year-earlier quarter.

Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, increased to $178.8 million for the first quarter of 2010 from $148.4 million for the first quarter of 2009 and $165.8 million for the fourth quarter of 2009.  The $30.4 million increase in fully taxable equivalent net interest income from the year ago quarter was primarily generated through loan and securities growth (volume variance) and was partially offset by a decrease in net interest income due to declining rates paid on interest-bearing liabilities (rate variance).  The yield on earning assets was 4.56 percent for the first quarter of 2010, down from 4.67 percent for the year-earlier quarter, but up from 4.21 percent for the fourth quarter of 2009. The Company’s average prime rate for the quarters ended March 31, 2010, December 31, 2009 and March 31, 2009 was 3.25 percent.  The average cost of interest-bearing liabilities decreased to 1.04 percent for the first quarter of 2010, from 1.23 percent for the same period of 2009, but increased from 0.95 percent for the fourth quarter of 2009  The fully taxable net interest margin was 3.97 percent for the first quarter of 2010, down from 4.00 percent for the year-earlier quarter, but up from 3.74 percent for the fourth quarter of 2009.  Lower funding costs and growth in noninterest-bearing deposits reduced the impact of the 11 basis point decrease in the yield on earning assets compared with the prior year quarter.  The increase in the net interest margin from the fourth quarter was largely due to a shift from lower yielding investments to higher yielding loans from the ICB acquisition.

Average loans and leases, excluding covered loans, decreased to $11.94 billion for the first quarter of 2010, a 4 percent decrease from average loans and leases of $12.40 billion for the first quarter of 2009.  Average commercial loans for the first quarter decreased 4 percent from the year-earlier quarter. Average commercial real estate mortgages decreased by 2 percent from the prior year quarter.  Average residential mortgage loans, nearly all of which are made to the Company’s private banking clients, increased 3 percent from the 2009 quarter.  Average construction loans, which decreased 34 percent from the prior year quarter, are a portfolio that is diverse in terms of geography and product type.  The portfolio consists primarily of recourse loans to well-established real estate developers and is generally located in established urban markets.  Most of these developers are clients with whom the Company has significant long-term relationships.

Average total securities for the first quarter of 2010 were $4.04 billion, an increase of $1.62 billion, or 67 percent, from the first quarter of 2009.  The increase in average securities from the year-earlier quarter is due to deposit growth.

Average deposits totaled $16.86 billion for the first quarter of 2010, a 31 percent increase from average deposits of $12.84 billion for the first quarter of 2009.  Average core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, increased 37 percent to $15.63 billion for the first quarter of 2010 from $11.38 billion for the first quarter of 2009. Average core deposits, which do not include certificates of deposit of $100,000 or more, represented 93 percent of the total average deposit base for the first quarter of 2010.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses.  The provision for credit losses is the expense recognized in the consolidated statements of income to adjust the allowance and the reserve for off-balance sheet credit commitments to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures.  See “Critical Accounting Policies” on page 40 of the Company’s Form 10-K for the year ended December 31, 2009.

The Company recorded expense of $55.0 million and $50.0 million through the provision for credit losses in the quarters ended March 31, 2010 and 2009, respectively.  The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors.  Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size.  See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Nonaccrual loans totaled $330.0 million at March 31, 2010, down from $388.7 million at December 31, 2009, and up from $313.6 million at March 31, 2009.  The decrease in nonaccrual loans from December 31, 2009 to March 31, 2010 is due primarily to the real estate construction and commercial real estate mortgage portfolios.  Total nonperforming assets, excluding covered assets, were $388.0 million, or 3.30 percent of total loans and leases and OREO, excluding covered assets, at March 31, 2010.  This compares with $442.0 million, or 3.62 percent, at the end of 2009 and $326.3 million, or 2.65 percent, at March 31, 2009.

Net loan charge-offs were $49.5 million, or 1.68 percent of average total loans and leases, excluding covered loans, on an annualized basis, for the first quarter of 2010, up from $33.6 million, or 1.10 percent, in the year-earlier quarter. The increase in net charge-offs occurred primarily in the Company’s commercial real estate loan portfolio.

Covered loans represent loans acquired from the FDIC that are subject to a loss sharing agreement, and are accounted for as acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit

Quality (“ASC 310-30”).  Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable.  Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.  If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated.  At March 31, 2010, there were no acquired impaired loans on nonaccrual status and no allowance for loan and lease loss or provision expense associated with these loan balances.  The Company did not recognize any charge-offs or recoveries in the acquired impaired loan portfolio during the first quarter of 2010.

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

Noninterest Income

Noninterest income was $76.9 million in the first quarter of 2010, an increase of 63 percent from the first quarter of 2009, due to a $1.1 million net gain on securities in the first quarter of 2010 compared with a $15.0 million net loss on securities in the year-ago period, as well as $9.1 million of income from the Company’s loss sharing agreement with the FDIC.  Noninterest income accounted for 30 percent of the Company’s revenue in the current quarter, an increase from 25 percent for the year-earlier quarter.

Wealth Management

The Company provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank’s wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. A portion of these fees is based on the market value of client assets managed, advised, administered or held in custody.  The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Trust and investment fees for the first quarter of 2010 were up 30 percent from the first quarter of 2009, as market conditions improved.  Money market mutual fund and brokerage fees were $5.3 million, down 46 percent from $9.8 million for the year-earlier quarter.  This decline was due to historically low interest rates on government and other quality short-term bonds, as investment fees were reduced to maintain a positive yield for fund investors.  Additionally, brokerage fees declined significantly from the year-ago period, reflecting reduced spreads and trading activity.

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

	At March 31,		%	At December 31,	%
(in millions)	2010	2009	Change	2009	Change

Assets Under Management	$35,783	$28,414	26	35,239	2

Assets Under Administration
Brokerage	5,005	5,879	(15)	4,733	6
Custody and other fiduciary	15,056	11,429	32	15,147	(1)
Subtotal	20,061	17,308	16	19,880	1
Total assets under management or administration (1) (2)	$55,844	$45,722	22	$55,119	1

(1)          Excludes $12.70 billion, $11.48 billion and $4.49 billion of assets under management for an asset manager in which the Company held a noncontrolling ownership interest as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

(2)          Excludes $2.09 billion and $1.93 billion of assets under management or administration as of March 31, 2010 and December 31, 2009, respectively, for an asset manager that the Company deconsolidated effective November 1, 2009.

AUM increased 26 percent from the year-earlier quarter and increased 2 percent from year-end 2009.  Assets under management or administration increased 22 percent from the year-earlier quarter and increased 1 percent from year-end 2009. The increase in AUM compared with the year earlier quarter was primarily due to higher equity market values, higher assets under management at Convergent Wealth Advisors, and the July 2009 acquisition of Lee Munder Capital Group (“LMCG”), which added $3.36 billion of AUM at the date of acquisition.  These increases were partially offset by a reduction in AUM resulting from the deconsolidation of a wealth management affiliate during the fourth quarter of 2009.

A distribution of AUM by type of investment is provided in the following table:

Investment (1)	% of AUM March 31, 2010	% of AUM December 31, 2009	% of AUM March 31, 2009
Equities	33%	32%	23%
U.S. fixed income	27	27	27
Cash and cash equivalents	21	21	33
Other (2)	19	20	17
	100%	100%	100%

(1)          Excludes assets under management for an asset manager in which the Company held a noncontrolling interest as of March 31, 2010, December 31, 2009 and March 31, 2009.  Also excludes assets under management for an asset manager that the Company deconsolidated effective November 1, 2009.

(2)          Includes international equities, private equity and other alternative investments.

The mix of assets for the first quarter of 2010 has changed from prior year due to an increase in equity investments as a result of the LMCG acquisition and increases in the market value of equities. Additionally, the decrease in cash and cash equivalents occurred as clients shifted funds to high yielding assets and insured bank deposit accounts.

Other Noninterest Income

Cash management and deposit transaction fees for the first quarter of 2010 were $12.6 million, down 5 percent from the first quarter of 2009.  The decline in deposit-related fee income from the year-earlier quarter was due to lower client transaction volumes.

International services income for the first quarter of 2010 was $6.5 million, virtually unchanged from the first quarter of 2009.  International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates.

Income and expense from the FDIC loss sharing agreement is reflected in FDIC loss sharing income, net.  This balance includes the portion of expenses related to covered assets that are reimbursable by the FDIC, net of income due to the FDIC.  It also includes discount accretion on the FDIC indemnification asset, as well as the income statement effects of other adjustments to the FDIC indemnification asset.  Net FDIC loss sharing income was $9.1 million for the first quarter of 2010.

Other income for the first quarter of 2010 was $6.7 million, up 11 percent, from the first quarter of 2009.

The Company recognized $2.1 million of net gains on the sale of securities available-for-sale in the first quarter of 2010, compared to a $2.9 million net loss on the sale of securities available-for-sale for the first quarter of 2009.

Impairment losses on securities available-for-sale recognized in earnings were $1.0 million for the first quarter of 2010, compared with $12.0 million for the first quarter of 2009.  See “Balance Sheet Analysis — Securities” for a discussion of securities available-for-sale impairment.

Net gain on the sale of other assets was $1.4 million in the first quarter of 2010.  There was no gain or loss recognized on the sale of other assets in the first quarter of 2009.  The net gain in 2010 relates mostly to gains recognized on the sale of OREO.

Noninterest Expense

Noninterest expense was $175.9 million for the first quarter of 2010, an increase of 32 percent from $133.0 million for the first quarter of 2009.  The increase from the year-earlier period was due largely to the acquisitions of ICB, LMCG and the Bank’s new branch in San Jose, California.  It also reflected increased compensation expense as well as increased OREO expense and FDIC costs.

Salaries and employee benefits expense increased to $95.7 million for the current quarter, or 22 percent, from $78.3 million for the year-earlier quarter.  The increase in expense for the year-earlier quarter was primarily due to increased personnel costs from the addition of employees from the ICB and LMCG acquisitions, as well as an increase in incentive compensation expense.  Full-time equivalent staff increased to 2,983 at March 31, 2010, from 2,933 at March 31, 2009.

The remaining noninterest expense categories increased $25.5 million, or 47 percent, for the first quarter of 2010 compared with the first quarter of 2009, due primarily to a $17.1 million increase in OREO expense and a $3.5 million increase in FDIC assessments.  Approximately $7.4 million of the increase in OREO expense is related to covered OREO, of which 80 percent, or $5.9 million, is reimbursable to the Company from the FDIC.  The reimbursable amount of $5.9 million is recognized in FDIC loss sharing income, net in the noninterest income section of the consolidated statements of income.

Share-Based Compensation Expense

On March 31, 2010, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  No new awards will be granted under predecessor plans. See Note 10, Share-Based Compensation, of the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for a description of the stock option plan and method of estimating the fair value of option awards.

The compensation cost that has been recognized for all share-based awards was $3.9 million and $3.5 million for the quarters ended March 31, 2010 and 2009, respectively. The Company received $9.8 million and $0.1 million in cash for the exercise of stock options during the quarters ended March 31, 2010 and 2009, respectively.  The tax benefit recognized for share-based compensation arrangements in equity was $1.4 million for the quarter ended March 31, 2010 compared to tax expense of $1.2 million for the quarter ended March 31, 2009.

At March 31, 2010, there was $18.1 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 3.0 years. At March 31,

2010, there was $23.0 million of unrecognized compensation cost related to restricted shares granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 3.6 years.

Segment Operations

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other.  For a more complete description of the segments, including summary financial information, see Note 17 to the Unaudited Consolidated Financial Statements.  At year-end 2009, the methodology for allocating income taxes to the reportable segments was revised. Prior period segment results have been revised to conform with the current period presentation.

Commercial and Private Banking

The Commercial and Private Banking segment had a net income of $3.9 million for the first quarter of 2010, compared with net income of $17.8 million for the first quarter of 2009.  The decrease in net income for the quarter compared with the year-earlier quarter is due to the higher provision for credit losses, increases in expense associated with the acquisition of ICB and the opening of a new branch both of which occurred in the fourth quarter of 2009, increased OREO expense and higher FDIC costs.  Net interest income increased to $164.9 million for the first quarter of 2010 from $148.4 million for the year-earlier quarter. The growth in net interest income is primarily due to an 11 percent increase in average loan balances, including acquired loans, over the year-earlier quarter.  Average deposits, including those acquired from ICB, increased by 40 percent to $16.07 billion from $11.47 billion for the first quarter of 2009. Noninterest income increased to $45.2 million for the first quarter of March 2010 from $42.1 million for the year-earlier quarter.  Noninterest income in the first quarter of 2010 includes $9.1 million of income from the Company’s loss-sharing agreement with the FDIC. This increase was partially offset by a 5 percent decline in cash management and deposit transaction fees due to lower client transaction volumes.  Noninterest expense, including depreciation and amortization, increased to $148.4 million, or by 35 percent, from $109.7 million for the year-earlier quarter for the reasons discussed above.

Wealth Management

The Wealth Management segment had net income attributable to CNC of $1.3 million for the first quarter of 2010, compared with net income of $1.8 million for the first quarter of 2009.  Increases in fee income resulting from improving conditions in the financial markets were partially offset by increases in noninterest expense. Refer to page 45 for a discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, increased by 10 percent to $37.5 million for the first quarter of 2010 compared with $34.0 million for the year-earlier quarter. The increase in noninterest expense compared with the year-earlier quarter is due to higher compensation costs and expenses related to LMCG, an institutional asset management firm that was acquired in July 2009.

Other

Net income attributable to CNC for the Other segment was $10.6 million for the first quarter of 2010, compared with a net loss of $12.2 million for the first quarter of 2009.  Net interest income increased to $10.3 million for the first quarter of 2010 from net interest expense of $3.9 million for the year-earlier quarter. Net interest income for the current quarter was favorably impacted by lower net funding costs in the Asset Liability Funding Center due to the growth in core deposits. Noninterest income for the current quarter includes a $2.1 million net gain on sales of securities and a $1.0 million impairment loss on securities, compared with a $2.9 million net loss on sales of securities and a $12.0 million impairment loss on securities for the year-earlier quarter.  Additionally, noninterest income for the current quarter reflects a significant reduction in the elimination of inter-segment revenues (recorded in the Other segment) compared with the year-earlier quarter.

Income Taxes

The Company’s effective tax rate for the first quarter of 2010 was 20.6 percent, compared with 17.7 percent for the first quarter of 2009. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships and tax-exempt income on municipal bonds and bank-owned life insurance.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized approximately $35 thousand and $0.5 million of interest and penalties expense for the first quarters of 2010 and 2009, respectively. The Company had approximately $5.5 million, $5.5 million and $4.7 million of accrued interest and penalties as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Internal Revenue Service (“IRS”) completed its audits of the Company for the tax year 2008 resulting in no material financial statement impact. The Company is currently being audited by the IRS for 2009. The potential financial statement impact, if any, resulting from completion of these audits is expected to be minimal.

Subsequent to March 31, 2010, the Company and the California Franchise Tax Board closed its audits for the years 1998 through 2004 and settled litigation related to various refund claims and other pending matters under review. Under the terms of the settlement, the Company will receive $29 million in tax credits, which are expected to add approximately $19 million to the Company’s net income in the second quarter of 2010.

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of March 31, 2010, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

BALANCE SHEET ANALYSIS

Total assets was $20.07 billion at March 31, 2010, an increase of 19 percent from $16.93 billion at March 31, 2009, and a decrease of 5 percent from $21.08 billion at December 31, 2009.  Average assets for the first quarter of 2010 increased to $20.27 billion from $16.41 billion for the first quarter of 2009.  The increase in period-end and average assets from the year ago period reflects the Company’s strong deposit growth as well as its acquisition of ICB.  The decrease in period-end assets from December 31, 2009 was primarily due to lower loan demand and the continuing reduction of troubled assets.

Total average interest-earning assets for the first quarter of 2010 increased to $18.28 billion from $17.61 billion for the fourth quarter of 2009 and $15.03 billion for the first quarter of 2009.

Securities

The following is a summary of amortized cost and estimated fair value for the major categories of securities available- for-sale:

Securities Available-for-Sale

	March 31, 2010		December 31, 2009		March 31, 2009
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury	$15,097	$15,100	$73,597	$73,597	$36,107	$36,307
Federal agency - Debt	610,506	611,317	659,716	656,721	377,860	378,176
Federal agency - MBS	440,082	448,293	552,691	555,157	586,765	600,283
CMOs - Federal agency	2,137,606	2,174,217	2,294,676	2,306,111	1,101,714	1,120,749
CMOs - Non-agency	252,343	228,930	272,262	241,329	377,137	298,054
State and municipal	356,076	365,826	368,454	378,639	394,103	400,921
Other debt securities	75,869	70,600	82,163	76,506	78,794	64,361
Total debt securities	3,887,579	3,914,283	4,303,559	4,288,060	2,952,480	2,898,851
Equity securities and mutual funds	10,171	14,198	15,861	18,698	17,074	17,032
Total securities	$3,897,750	$3,928,481	$4,319,420	$4,306,758	$2,969,554	$2,915,883

The fair value of securities available-for-sale totaled $3.93 billion, $4.31 billion and $2.92 billion at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  The increase in securities from March 31, 2009 to December 31, 2009 was primarily a result of strong deposit growth, improving market values and securities acquired from the ICB acquisition in December 2009.  In the first quarter of 2010, the securities balance was reduced by scheduled maturities of $207.0 million, paydowns of $200.0 million and securities sales of $405.5 million.

At March 31, 2010, the available-for-sale securities portfolio had a net unrealized gain of $30.7 million, comprised of $65.7 million of unrealized gains and $35.0 million of unrealized losses. At December 31, 2009, the available-for-sale securities portfolio had a net unrealized loss of $12.6 million, comprised of $46.0 million of unrealized gains and $58.6 million of unrealized losses.  At March 31, 2009, the available-for-sale securities portfolio had a net unrealized loss of $53.7 million, comprised of $43.1 million of unrealized gains and $96.8 million of unrealized losses.

The average duration of total securities available-for-sale at March 31, 2010 was 2.9 years, up from 2.5 years at March 31, 2009 and unchanged from December 31, 2009.  Duration provides a measure of fair value sensitivity to changes in interest rates.  The average duration is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors.

The following table provides the gross realized gains and losses on the sales of securities available-for-sale for the first quarter of 2010 and 2009.

	For the three months ended
	March 31,
(in thousands)	2010	2009
Gross realized gains	$4,502	$5,232
Gross realized losses	(2,368)	(8,163)
Net realized gains (losses)	$2,134	$(2,931)

Interest income on available-for-sale securities is comprised of: (i) taxable interest income of $28.8 million and $21.1 million for the first quarter of 2010 and 2009, respectively, (ii) nontaxable interest income of $3.2 million and $3.6 million for the first quarter of 2010 and 2009, respectively, and (iii) dividend income of $0.3 million and $0.4 million for the first quarter of 2010 and 2009, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at March 31, 2010, except for mortgage-backed securities which are allocated according to the the average life of expected cash flows.  Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

U.S. Treasury	$10,070	$5,030	$—	$—	$15,100
Federal agency - Debt	270,830	261,045	66,962	12,480	611,317
Federal agency - MBS	2,064	146,148	268,374	31,707	448,293
CMOs - Federal agency	188,356	1,586,170	341,024	58,667	2,174,217
CMOs - Non-agency	14,681	149,336	64,913	—	228,930
State and municipal	34,878	144,784	134,224	51,940	365,826
Other	9,899	—	60,701	—	70,600
Total debt securities	$530,778	$2,292,513	$936,198	$154,794	$3,914,283

Amortized cost	$528,096	$2,258,608	$948,155	$152,720	$3,887,579

Impairment Assessment

The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary.

Impairment is considered other-than-temporary when it becomes probable that an investor will be unable to recover the cost of an investment.  The Company’s impairment assessment takes into consideration factors such as the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and the Company does not intend to sell the security and it is not more likely than not it will be required to sell the security prior to recovery of its amortized cost basis.  If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis.  The new cost basis is not adjusted for subsequent recoveries in fair value.

In accordance with ASC 320-35, Investments—Debt and Equity Securities—Subsequent Measurement, when there are credit losses associated with an impaired debt security and the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company will separate the amount of the impairment into the amount that is credit-related and the amount related to non-credit factors.  The credit-related impairment is recognized in Net impairment loss recognized in earnings in the consolidated statements of income. The non-credit-related impairment is recognized in accumulated other comprehensive income (“AOCI”).

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at March 31, 2010. The Company recorded credit loss impairment in earnings on available-for-sale securities of $1.0 million for the three months ended March 31, 2010. The $14.2 million non-credit portion of impairment recognized at March 31, 2010 was recorded in AOCI.  The Company recorded a $12.0 million impairment loss in earnings on securities available-for-sale for the three months ended March 31, 2009.

The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

(in thousands) Impairment Losses on	For the three-months ended March 31,
Other-Than-Temporarily Impaired Securities	2010	2009
Non-agency CMOs	$1,003	$—
Collateralized debt obligation income notes	—	9,282
Perpetual preferred stock	—	1,124
Mutual funds	—	1,630
Total	$1,003	$12,036

The following table provides a rollforward of credit-related other than-temporary impairment recognized in earnings for the three months ended March 31, 2010 and 2009. Credit-related other-than-temporary impairment that was recognized in earnings during the three months ending March 31, 2010 is reflected as an “Initial credit-related impairment” if the current period is the first time the security had a credit impairment.  A credit-related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the current period is not the first time the security had a credit impairment.

	Three months ended March 31,
(in thousands)	2010	2009
Balance, beginning of period	$17,707	$8,083
Subsequent credit-related impairment	1,003	5,215
Initial credit-related impairment	—	—
Balance, end of period	$18,710	$13,298

Non-Agency CMOs

During the first quarter of 2010, the Company identified certain non-agency collateralized mortgage obligation securities (“CMOs”) that were considered to be other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security.  Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default.  The Company concluded that the shortfall in expected cash flows represented a credit loss and recognized impairment losses in earnings totaling $1.0 million on its investments in CMOs year-to-date. The remaining other-than-temporary impairment for these securities was recognized in AOCI.  This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates.

The following tables provide a summary of the gross unrealized losses and fair value of investment securities  aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of March 31, 2010, December 31, 2009 and March 31, 2009.  The tables include investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
March 31, 2010
U.S. Treasury	$5,031	$5	$—	$—	$5,031	$5
Federal agency - Debt	168,703	585	—	—	168,703	585
Federal agency - MBS	111,762	647	—	—	111,762	647
CMOs - Federal agency	299,262	2,151	—	—	299,262	2,151
CMOs - Non-agency	19,947	104	155,810	24,074	175,757	24,178
State and municipal	13,208	245	5,828	287	19,036	532
Other debt securities	—	—	31,367	6,887	31,367	6,887
Total securities	$617,913	$3,737	$193,005	$31,248	$810,918	$34,985

December 31, 2009
U.S. Treasury	$59,995	$2	$—	$—	$59,995	$2
Federal agency - Debt	437,548	3,646	—	—	437,548	3,646
Federal agency - MBS	285,328	4,055	—	—	285,328	4,055
CMOs - Federal agency	634,732	12,206	—	—	634,732	12,206
CMOs - Non-agency	35,192	428	180,699	30,809	215,891	31,237
State and municipal	18,187	340	4,500	390	22,687	730
Other debt securities	—	—	36,315	6,750	36,315	6,750
Total securities	$1,470,982	$20,677	$221,514	$37,949	$1,692,496	$58,626

March 31, 2009
Federal agency - Debt	$159,129	$463	$—	$—	$159,129	$463
CMOs - Federal agency	80,225	610	6,596	38	86,821	648
CMOs - Non-agency	36,436	6,771	261,617	72,312	298,053	79,083
State and municipal	60,740	1,287	6,702	713	67,442	2,000
Other debt securities	28,432	4,276	31,485	10,249	59,917	14,525
Total debt securities	364,962	13,407	306,400	83,312	671,362	96,719
Equity securities and mutual funds	9,942	42	—	—	9,942	42
Total securities	$374,904	$13,449	$306,400	$83,312	$681,304	$96,761

At March 31, 2010, total securities available-for-sale had a fair value of $3.93 billion, which included $810.9 million of securities available-for-sale in an unrealized loss position as of March 31, 2010.  This balance consists of $768.3 million of temporarily impaired securities and $42.6 million of securities that had non-credit related impairment recognized in AOCI.  At March 31, 2010, the Company had 88 debt securities in an unrealized loss position. The debt securities in an unrealized loss position include 1 U.S. Treasury note, 9 Federal agency debt securities, 8 Federal agency MBS, 17 Federal agency CMOs, 24 private label CMOs, 26 state and municipal securities and 3 other debt securities.

The largest component of the unrealized loss at March 31, 2010 was $24.2 million related to non-agency collateralized mortgage obligations. The Company monitors the performance of the mortgages underlying these bonds. Although there has been some additional deterioration in collateral performance during the first quarter of 2010 due to weakness in the housing market, the Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs held largely to the current absence of liquidity in the credit markets and to increases in interest rates.  Other than the $1.0 million credit loss discussed in Non-Agency CMOs above, the Company expects to receive all contractual principal and interest payments due on its CMO debt securities.  Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high-end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of further other-than-temporary impairment charges.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions.  Liquidity pressures in 2008 and in 2009 caused a general decline in the value of corporate debt.  The CDOs held in securities available-for-sale at March 31, 2010 are the most senior tranches of each issue. The market for CDOs has been inactive since 2008, therefore, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance.  The CDOs had a $6.5 million unrealized loss at March 31, 2010 which the Company attributes to the illiquid credit markets.  The CDOs have collateral that exceeds the outstanding debt by over 29 percent at March 31, 2010.  Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

The Company does not consider the debt securities in the above table to be other than temporarily impaired at March 31, 2010.

At December 31, 2009, total securities available-for-sale had a fair value of $4.31 billion, which included $1.69 billion of securities available-for-sale in an unrealized loss position as of December 31, 2009.  This balance consists of $1.65 billion of temporarily impaired securities and $43.5 million of securities that had non-credit related impairment recognized in AOCI.  At December 31, 2009, the Company had 155 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 1 U.S. Treasury bill, 15 Federal agency debt securities, 30 Federal agency MBS, 44 Federal agency CMOs, 29 private label CMOs, 32 state and municipal securities and 4 other debt securities.

At March 31, 2009, total securities available-for-sale had a fair value of $2.92 billion, which included $681.3 million of securities available-for-sale in an unrealized loss position as of March 31, 2009.  At March 31, 2009, the Company had 148 debt securities and 1 mutual fund in an unrealized loss position.  The debt securities in an unrealized loss position included 6 Federal agency securities, 9 Federal agency CMOs, 33 private label CMOs, 89 state and municipal securities and 11 other debt securities.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Commercial	$4,063,613	$4,335,052	$4,328,719
Commercial real estate mortgages	2,121,941	2,161,451	2,173,983
Residential mortgages	3,514,149	3,533,453	3,413,538
Real estate construction	730,734	835,589	1,189,594
Equity lines of credit	733,550	734,182	651,127
Installment loans	164,929	172,566	168,245
Lease financing	360,620	374,615	379,908
Loans and leases, excluding covered loans	11,689,536	12,146,908	12,305,114
Covered loans	1,803,048	1,851,821	—
Total loans and leases	$13,492,584	$13,998,729	$12,305,114

Total loans and leases were $13.49 billion, $14.00 billion and $12.31 billion at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  Total loans, excluding covered loans, were $11.69 billion, $12.15 billion and $12.31 billion at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  Covered loans represent loans acquired from the FDIC that are subject to a loss sharing agreement.  Total loans and leases at March 31, 2010 decreased 4 percent from December 31, 2009 and increased 10 percent from March 31, 2009.  The decrease from December 31, 2009 was due to lower loan demand.  The increase from the year-earlier period was due primarily to the purchase of loans in the FDIC-assisted acquisition of ICB in December 2009. Commercial loans, including lease financing, decreased by 6 percent from year-end 2009 and the year-earlier quarter.  Commercial real estate mortgage loans decreased by 2 percent from year-end 2009 and the year-earlier quarter. Residential mortgages decreased by 1 percent from year-end 2009 and increased 3 percent from the year earlier quarter. Real estate construction loans declined by 13 percent and 39 percent for the same periods, respectively.  Equity lines of credit was virtually unchanged from December 31, 2009, but increased by 13 percent from March 31, 2009.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to a loss sharing agreement and were $1.80 billion at March 31, 2010 and $1.85 billion as of December 31, 2009.  The following table reflects the carrying value of covered loans by loan type as of March 31, 2010 and December 31, 2009:

(in thousands)	March 31, 2010	December 31, 2009
Multifamily residential	$1,153,078	$1,183,972
Commercial real estate	446,147	454,124
Construction and land	178,681	193,179
Other	25,142	20,546
Total covered loans	$1,803,048	$1,851,821

The Company evaluated the acquired loans and concluded that all loans, with the exception of a small population of loans, would be accounted for under ASC 310-30.  Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments. As of the December 18, 2009 acquisition date, the preliminary estimates of the contractually required payments receivable for all acquired impaired loans were $3.84 billion, the cash flows expected to be collected were $2.55 billion, and the fair value of the loans was $1.86 billion.  These amounts were determined based on the estimated remaining life of the underlying loans, which included the effects of estimated prepayments.  Interest income is recognized on acquired impaired loans through accretion of the difference between the carrying amount of the loans and their expected cash flows.  There was no allowance for loan losses related to the acquired impaired loans and no nonaccrual covered loans as of March 31, 2010.

Total covered loans of $1.80 billion as of March 31, 2010 consist of acquired impaired loans of $1.79 billion that are within the scope of ASC 310-30 and $9.0 million of acquired loans that are outside the scope of ASC 310-30.  Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the period from January 1, 2010 through March 31, 2010:

(in thousands)	Carrying Amount of Loans	Accretable Yield
Balance at January 1, 2010	$1,851,821	$687,126
Accretion	28,881	(28,881)
Payments received	(82,294)	—
Other	(4,331)	505
Balance at March 31, 2010	$1,794,077	$658,750

Because of the short time period between the closing of the acquisition and year-end 2009, certain 2009 amounts related to the acquired impaired loans were preliminary estimates.  In finalizing its analysis of these loans, the Company recorded adjustments to 2009 amounts that are reflected in the Other line of the above table.

The Company recorded an FDIC indemnification asset in December 2009 that represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans and OREO.  The FDIC indemnification asset was $325.4 million at March 31, 2010 and $380.7 million at December 31, 2009.  See Note 2, Business Combination, for further discussion of the FDIC indemnification asset.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets.  The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposures.  The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months.  As of March 31, 2010, total loans for construction, land development and other land represented 48 percent of total risk-based capital; total CRE loans represented 196 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 54 percent over the last 36 months.

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

•                  A credit bureau risk score (FICO) of 660 or less; and/or

•                  Debt-to-income ratio of 50 percent or greater

The Company does not, and has not, offered a subprime loan program. All loans are judgmentally underwritten by reviewing the client’s credit history, payment capacity and collateral value.  The Company does not consider loans with the above characteristics to be subprime if strong and verifiable mitigating factors exist.  Mitigating factors include guarantees, low LTV ratios and verified liquidity.  As of March 31, 2010, the Company did not have any subprime loans in its loan portfolio based on the Company’s definition.

Asset Quality

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

At March 31, 2010, the allowance for loan and lease losses was $292.8 million, or 2.50 percent, of outstanding loans and leases excluding covered loans, and the reserve for off-balance sheet credit commitments was $18.5 million.  The process used for determining the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following tables summarize the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments for the quarters ended March 31, 2010 and 2009:

Changes in Allowance for Loan and Lease Losses

	For the three months ended
	March 31,
(in thousands)	2010	2009

Loans and leases outstanding, excluding covered loans	$11,689,536	$12,305,114
Average loans and leases outstanding, excluding covered loans	$11,944,326	$12,395,396
Allowance for loan and lease losses (1)
Balance, beginning of period	$288,493	$224,046
Loans charged-off:
Commercial	(13,977)	(19,171)
Commercial real estate mortgages	(14,975)	—
Residential mortgages	(1,460)	(378)
Real estate construction	(14,225)	(14,112)
Equity lines of credit	(213)	(38)
Installment	(5,589)	(762)
Total loans charged-off	(50,439)	(34,461)
Recoveries of loans previously charged-off:
Commercial	445	712
Commercial real estate mortgages	7	—
Residential mortgages	69	11
Real estate construction	43	63
Equity lines of credit	3	—
Installment	336	56
Total recoveries	903	842
Net loans charged-off	(49,536)	(33,619)
Provision for credit losses	55,000	50,000
Transfers (to) from reserve for off-balance sheet credit commitments	(1,158)	1,159
Balance, end of period	$292,799	$241,586

Net charge-offs to average loans and leases, excluding covered loans (annualized)	(1.68)%	(1.10)%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	2.50%	1.96%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$17,340	$22,703
Provision for credit losses/transfers	1,158	(1,159)
Balance, end of period	$18,498	$21,544

(1)          The allowance for loan and lease losses does not include any amounts related to covered loans accounted for under ASC 310-30.

Impaired Loans

Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The assessment for impairment occurs when and while such loans are on nonaccrual, or when the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. Where the carrying value of the impaired loan is greater than the fair value of the collateral, less costs to sell, the Company specifically establishes an allowance for loan and lease losses to cover the deficiency.  The Company does not maintain a reserve for impaired loans where the carrying value of the loan is less than the fair value of the collateral, reduced by costs to sell.  As a final alternative, the observable market price of the debt may be used to assess impairment. All nonaccrual loans greater than $500,000 are considered impaired and are individually analyzed.  Impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

At March 31, 2010, there were $319.0 million of impaired loans included in nonaccrual loans, with an allowance allocation of $44.5 million.  Impaired loans with an allocated allowance were $233.9 million and impaired loans without an allocated allowance were $85.1 million.  The remaining $11.0 million of nonaccrual loans at March 31, 2010 are loans under $500,000 that were not individually evaluated for impairment.  At December 31, 2009, there were $375.7 million of impaired loans included in nonaccrual loans, with an allowance allocation of $55.8 million.  At March 31, 2009, there were $303.7 million of impaired loans included in nonaccrual loans that had an allowance of $36.1 million allocated to them.  The remaining $13.0 million and $9.9 million of nonaccrual loans at December 31, 2009 and March 31, 2009, respectively, are loans under $500,000 that were not individually evaluated for impairment.

Nonaccrual, Past Due and Restructured Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $388.0 million, or 3.30 percent of total loans and OREO, excluding covered assets, at March 31, 2010, compared with $442.0 million, or 3.62 percent, at December 31, 2009, and $326.3 million, or 2.65 percent, at March 31, 2009.  The Company had OREO of $58.0 million, $53.3 million and $12.6 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  Nonperforming covered assets consist of OREO of $77.5 million at March 31, 2010 and $60.6 million at December 31, 2009.

Troubled debt restructured loans were $17.1 million, before specific reserves of $2.2 million, at March 31, 2010. Troubled debt restructured loans were $11.2 million, before specific reserves of $1.0 million, at December 31, 2009. At March 31, 2009, the Company had no troubled debt restructured loans.  There were no related commitments to lend additional funds on restructured loans at March 31, 2010.

The following table presents information about nonaccrual loans, OREO and loans which are contractually past due 90 days or more as to interest or principal payments and still accruing:

Nonaccrual Loans and OREO

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Nonaccrual loans:
Commercial	$73,838	$81,989	$56,246
Commercial real estate mortgages	66,194	76,027	16,923
Residential mortgages	12,045	15,488	13,270
Real estate construction	164,985	202,605	223,416
Equity lines of credit	4,089	3,422	2,432
Installment	8,865	9,176	1,354
Total	330,016	388,707	313,641
OREO, excluding covered OREO	58,025	53,308	12,639
Total nonperforming assets, excluding covered assets	$388,041	$442,015	$326,280

Covered OREO	$77,526	$60,558	$—
Nonaccrual loans as a percentage of total loans, excluding covered loans	2.82%	3.20%	2.55%
Nonperforming assets, excluding covered assets as a percentage of total loans and OREO, excluding covered assets	3.30	3.62	2.65
Allowance for loan and lease losses to nonaccrual loans	88.72	74.22	77.03
Allowance for loan and lease losses to total nonperforming assets, excluding covered assets	75.46	65.27	74.04
Allowance for loan and lease losses to total loans and leases, excluding covered loans	2.50	2.38	1.96
Loans 90 days or more past due on accrual status, excluding covered loans:
Commercial	$165	$3,651	$200
Commercial real estate mortgages	—	1,582	1,580
Residential mortgages	1,547	456	13,446
Other	—	—	1,035
Total	$1,712	$5,689	$16,261

Covered loans 90 days or more past due on accrual status	$323,620	$173,309	$—

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

Loans 30 to 89 days delinquent, excluding covered loans, were $42.0 million at March 31, 2010, $55.7 million at December 31, 2009 and $154.7 million at March 31, 2009.  Covered loans that are 30 to 89 days delinquent were $65.2 million at March 31, 2010 and $107.7 million at December 31, 2009.  Loans 90 days or more past due on accrual status, excluding covered loans, were $1.7 million at March 31, 2010, $5.7 million at December 31, 2009 and $16.3 million at

March 31, 2009.  Covered loans that were 90 days or more past due on accrual status were $323.6 million at March 31, 2010 and $173.3 million at December 31, 2009.

Nonaccrual loans were $330.0 million at March 31, 2010, a decrease from $388.7 million at December 31, 2009 and an increase from $313.6 million at March 31, 2009. Net charge-offs in the first quarter of 2010 were $49.5 million, or 1.68 percent of average loans and leases, excluding covered loans, compared to $58.7 million, or 1.93 percent, for the fourth quarter of 2009, and $33.6 million, or 1.10 percent, for the first quarter of 2009. In accordance with the Company’s allowance for loan and lease losses methodology and in response to fluctuations in nonaccrual loans and net charge-offs, the Company recorded a provision for loan and lease losses of $55.0 million for the first quarter of 2010 compared to $80.0 million for the fourth quarter of 2009 and $50.0 million for the first quarter of 2009.  The allowance for loan and lease losses increased to $292.8 million as of March 31, 2010, from $288.5 million as of December 31, 2009 and $241.6 million as of March 31, 2009.  The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans increased to 2.50 percent at March 31, 2010 from 2.38 percent at December 31, 2009 and 1.96 percent at March 31, 2009.  The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 75.5 percent, 65.3 percent, and 74.0 percent at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  The Company believes that its allowance for loan and lease losses continues to be adequate.

The table below summarizes the activity in nonaccrual loans:

Changes in Nonaccrual Loans

	For the three months ended
	March 31,
(in thousands)	2010	2009
Balance, beginning of the year	$388,707	$211,142
Loans placed on nonaccrual	68,121	150,917
Charge-offs	(45,319)	(31,405)
Loans returned to accrual status	(488)	(2,178)
Repayments (including interest applied to principal)	(59,942)	(13,584)
Transfers to OREO	(21,063)	(1,251)
Balance, end of the period	$330,016	$313,641

In addition to loans disclosed above as past due or nonaccrual, management has also identified $61.4 million of loans to 43 borrowers as of April 28, 2010, where the ability to comply with the present loan payment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at March 31, 2010, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. As of February 11, 2010, management had identified $73.7 million of loans to 45 borrowers, where the ability to comply with the loan payment terms in the future was questionable.  Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

OREO was $135.6 million, $113.9 million and $12.6 million as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  The OREO balance at March 31, 2010 includes covered OREO of $77.5 million compared with $60.6 million at December 31, 2009.  Covered OREO represents OREO acquired from the FDIC-assisted acquisition of ICB that is subject to a loss sharing agreement.  Excluding covered OREO, the increase in remaining OREO was a result of new foreclosures, offset by sales and valuation write-downs.  In the first quarter of 2010, the Company recognized valuation write-downs totaling $11.0 million on OREO.  There were no valuation write-downs of OREO in the first quarter of 2009.  The Company recognized a $0.6 million net gain on the sale of OREO, excluding covered OREO, in the first quarter of 2010. There were no gains or losses on the sale of OREO in the first quarter of 2009.

Other Assets

The following table presents information on other assets:

Other Assets

	March, 31	December 31,	March, 31
(in thousands)	2010	2009	2009
Accrued interest receivable	$72,585	$74,929	$60,707
Other accrued income	12,468	12,070	15,433
Deferred compensation fund assets	44,084	44,564	34,734
Stock in government agencies	123,217	123,217	54,163
Private equity and alternative investments	37,363	37,416	36,778
Mark-to-market on derivatives	51,039	52,309	69,762
Income tax receivable	61,952	61,322	—
Prepaid FDIC assessment	79,582	85,127	—
FDIC receivable	93,148	27,542	—
Other	93,654	94,286	61,981
Total other assets	$669,092	$612,782	$333,558

Deposits

Deposits totaled $16.96 billion, $17.38 billion and $13.69 billion at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  The decrease in period end deposits from December 31, 2009 was due to planned withdrawals of high-priced certificates of deposits that had been assumed in the ICB acquisition.  Total ICB deposits were $919.7 million as of March 31, 2010 compared to $1.67 billion as of December 31, 2010.  Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding.  Core deposits totaled $15.83 billion, $15.73 billion and $12.25 billion at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, and represented 93 percent, 91 percent and 90 percent of total deposits for the same periods.

Average deposits totaled $16.86 billion for the first quarter of 2010, an increase of 7 percent from $15.73 billion for the fourth quarter of 2009, and 31 percent from $12.84 billion the first quarter of 2009. Deposit growth from the year-earlier period has been significant as depositors have placed an increasing emphasis on safety in this economic environment.  Average non-interest bearing deposits for the first quarter of 2010 decreased 3 percent from the fourth quarter of 2009 compared with an increase of 27 percent from the first quarter of 2009.  Treasury Services deposit balances, which consists primarily of title, escrow and property management deposits, averaged $1.08 billion in the first quarter of 2010, up 44 percent from the same period in 2009 and 2 percent from the fourth quarter of 2009 due to the addition of new clients, an increase in residential real estate activity and a modest improvement in commercial real estate and apartment financing.

Borrowed Funds

Borrowed funds provide an additional source of funding for loan growth, although increased deposit growth in 2009 reduced the Company’s short-term borrowings balance. Short-term borrowings include federal funds purchased, securities sold under repurchase agreements, treasury tax and loan notes and FHLB borrowings.  The average balance of short-term borrowings decreased to $300.9 million for the first quarter of 2010, from $237.2 million for the fourth quarter of 2009 and $841.2 million for the first quarter of 2009.

Other borrowings include ten-year subordinated notes issued by the Bank and Corporation, senior notes issued by the Corporation and trust preferred securities.  The average balance of other borrowings was $811.1 million for the first quarter of 2010, compared to $638.1 million for the fourth quarter of 2009 and $407.5 million for the first quarter of 2009.

Off-Balance Sheet

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit, letters of credit, and financial guarantees; and to invest in private equity and affordable housing funds.  These instruments involve, to varying degress, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheets.

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

The Company had off-balance sheet credit commitments aggregating $4.79 billion at March 31, 2010, compared with $4.68 billion and $5.32 billion at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised primarily of real estate and commercial loan commitments. In addition, the Company had $575.1 million outstanding in bankers’ acceptances and letters of credit of which $561.3 million relate to standby letters of credit at March 31, 2010.  At December 31, 2009, the Company had $578.1 million in outstanding bankers’ acceptances and letters of credit of which $567.3 million relate to standby letters of credit.  At March 31, 2009, the Company had $609.6 million in outstanding bankers’ acceptances and letters of credit of which $598.5 million relate to standby letters of credit.

As of March 31, 2010, the Company had private equity fund, alternative investment fund and other commitments of $68.4 million, of which $51.6 million was funded.  As of December 31, 2009 and March 31, 2009, the Company had private equity and alternative investment fund commitments of $68.4 million and $68.7 million, respectively, of which $51.3 million and $42.1 million was funded.

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity.  The maximum liability under the indemnity is $23 million, but the Company does not expect to make any payments under the terms of this indemnity.

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

At March 31, 2010, $4.05 billion, or approximately 20 percent, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs.  Less than a quarter of one percent of total assets were measured using Level 3 inputs.  At March 31, 2010, $19.6 million of the Company’s total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.

At March 31, 2010, $226.5 million, or approximately 1 percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 and Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at March 31, 2010.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at March 31, 2010, December 31, 2009 and March 31, 2009:

	Regulatory Well-Capitalized Standards		March 31, 2010	December 31, 2009	March 31, 2009
City National Corporation
Tier 1 leverage	N/A	%	8.03%	9.48%	10.04%
Tier 1 risk-based capital	6.00		11.44	12.20	11.71
Total risk-based capital	10.00		14.42	15.15	13.55
Tangible common shareholders equity to tangible assets (1)	N/A		6.73	6.15	6.91
Tier 1 common shareholders’ equity to risk-based assets (2)	N/A		9.44	8.91	8.61

City National Bank
Tier 1 leverage	5.00%		8.28%	8.72%	9.08%
Tier 1 risk-based capital	6.00		11.83	11.23	10.57
Total risk-based capital	10.00		14.62	13.96	12.27

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

(2)       Tier 1 common shareholders’ equity to risk-based assets is calculated by dividing (a) Tier 1 capital less non-common components including qualifying perpetual preferred stock, qualifying noncontrolling interest in subsidiaries and qualifying trust preferred securities by (b) risk-weighted assets.  Tier 1 capital and risk-weighted assets are calculated in accordance with applicable bank regulatory guidelines.  This ratio is a non-GAAP measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews this measure in evaluating the Company’s capital levels and has included this measure in response to market participant interest in the Tier 1 common shareholders’ equity to risk based assets ratio.  See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

Reconciliation of GAAP financial measure to non-GAAP financial measure:

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Common shareholders’ equity	$1,838,222	$1,790,275	$1,633,339
Less: Goodwill and other intangible assets	(523,135)	(525,583)	(498,194)
Tangible common shareholders’ equity (A)	$1,315,087	$1,264,692	$1,135,145

Total assets	$20,066,475	$21,078,757	$16,933,530
Less: Goodwill and other intangible assets	(523,135)	(525,583)	(498,194)
Tangible assets (B)	$19,543,340	$20,553,174	$16,435,336

Tangible common shareholders’ equity to tangible assets (A)/(B)	6.73%	6.15%	6.91%

Tier 1 capital	1,585,727	1,760,136	1,594,371
Less: Preferred stock	—	(196,048)	(390,590)
Less: Noncontrolling interest	(25,088)	(26,339)	(25,441)
Less: Trust preferred securities	(252,062)	(252,036)	(5,155)
Tier 1 common shareholders’ equity (C)	$1,308,577	$1,285,713	$1,173,185

Risk-weighted assets (D)	$13,856,028	$14,430,857	$13,618,545

Tier 1 common shareholders’ equity to risk-based assets (C)/(D)	9.44%	8.91%	8.61%

Tier 1 capital ratios at March 31, 2010, December 31, 2009 and March 31, 2009 include preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in Noncontrolling interest in the consolidated balance sheets, and trust preferred securities issued by unconsolidated capital trust subsidiaries of the holding company.  Tier 1 capital ratios for December 31, 2009 and March 31, 2009 also include preferred stock issued under the Treasury’s TARP Capital Purchase Program, which was repurchased in two separate transactions in December 2009 and March 2010.

On November 21, 2008, City National Corporation received aggregate proceeds of $400 million from the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company’s common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the warrant was valued using an option valuation model.  The allocated values of the preferred stock and warrant were approximately $389.9 million and $10.1 million, respectively. Cumulative dividends on the preferred stock were payable quarterly at the rate of 5 percent for the first five years and increasing to 9 percent thereafter.  The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock.

In December 2009, the Corporation repurchased $200 million, or 200,000 shares, of the TARP preferred stock that it had sold to the Treasury.  In March 2010, the Corporation repurchased the remaining $200 million, or 200,000 shares, of TARP preferred stock. The repurchase on March 2010 resulted in a one-time, after-tax, non-cash charge of $3.8 million.  In April 2010, the Corporation repurchased the warrant in full for $18.5 million.

The ratio of period-end equity to period-end assets as of March 31, 2010 was 9.29 percent, compared to 9.55 percent at December 31, 2009 and was 12.10 percent as of March 31, 2009.

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

A quantitative and qualitative discussion about market risk is included on pages 64 to 69 of the Corporation’s Form 10-K for the year ended December 31, 2009.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits.  As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period.  The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at March 31, 2010 as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates.  In the dynamic simulation, loans and deposit balances are modeled based on experience in previous vigorous economic recovery cycles.  Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of March 31, 2010, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields but are expected to lower interest expense somewhat thus improving net interest margin slightly.  At March 31, 2010, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 0.9 percent in year one and a 6.1 percent increase in year two.  This compares to an increase in projected net interest income of 0.6 percent in year one and a 4.8 percent increase in year two at March 31, 2009.  Interest rate sensitivity has increased slightly due to changes in the mix of the balance sheet, primarily significant growth in non-rate sensitive deposits, reducing reliance on other rate-sensitive funding sources.  The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates.  In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 9.3 percent in year one and 25.0 percent increase in year two.  The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

The company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction.  The following table shows the composition of the Company’s loan portfolio by major loan category as of March 31, 2010.  Each loan category is further divided into Floating, Adjustable and Fixed rate components.  Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial	$1,973	$1,367	$3,340	$14	$1,068	$4,422
Commercial real estate mortgages	283	428	711	82	1,329	2,122
Residential mortgages	41	27	68	1,741	1,705	3,514
Real estate construction	502	184	686	—	45	731
Equity lines of credit	734	—	734	—	—	734
Installment	87	—	87	—	79	166
Covered loans	66	2	68	1,668	68	1,804
Total loans and leases	$3,686	$2,008	$5,694	$3,505	$4,294	$13,493

Percentage of portfolio	27%	15%	42%	26%	32%	100%

It is common for floating rate loans to have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low.   At March 31, 2010, $5.70 billion (forty-two percent) of the Company’s loan portfolio was floating rate, of which $3.25 billion (fifty-seven percent) was not impacted by rate floors.  This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract.  Of the loans which were at their contractual minimum rate, $1.34 billion (twenty-four percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor.  Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent.  Only $159.9 million of floating rate loans have floors that are more than 2.00 percent above the contractual rate formula.  Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates.  The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of March 31, 2010:

	Loans with No Floor and Current Rate Greater than	Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$1,696	$1,100	$791	$100	$3,687
LIBOR	1,550	241	156	60	2,007
Total floating rate loans	$3,246	$1,341	$947	$160	$5,694
% of total floating rate loans	57%	23%	17%	3%	100%

Economic Value of Equity: The economic value equity (“EVE”) model is used to evaluate the vulnerability of the market value of shareholders’ equity to changes in interest rates.  The EVE model calculates the expected cash flow of all of the Company’s assets and liabilities under sharply higher and lower interest rate scenarios. The present value of these cash flows is calculated by discounting them using the interest rates for that scenario. The difference between the present value of assets and the present value of liabilities in each scenario is the EVE. The assumptions about the timing of cash flows, level of interest rates and shape of the yield curve are the same as those used in the net interest income simulation. They are updated periodically and are reviewed by ALCO at least annually.

The model indicates that the EVE is somewhat vulnerable to a sudden and substantial increase in interest rates.  As of March 31, 2010, an instantaneous 200 basis point increase in interest rates results in a 5.3 percent decline in EVE.  This compares to a 4.4 percent decline a year-earlier.  The higher sensitivity is due to an increase in the duration gap between earning assets and interest-bearing liabilities resulting from the Imperial Capital Bank acquisition. Measurement of a 200 basis point decrease in rates as of March 31, 2010 and March 31, 2009 is not meaningful due to the current low rate environment.

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	March 31, 2010				March 31, 2009
(in millions)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)
Fair Value
Interest Rate Swaps
Certificates of deposit	$20.0	$1.0		0.7	$20.0	$1.7		1.6
Long-term and subordinated debt	358.2	28.2		2.0	367.5	36.4		3.1
Total fair value hedge swaps	378.2	29.2		1.9	387.5	38.1		3.0

Cash Flow Hedge
Interest Rate Swaps
US Dollar LIBOR based loans	50.0	1.0		0.2	200.0	10.1		1.6
Prime based loans	75.0	1.0		0.3	125.0	4.7		1.3
Total cash flow hedge swaps	125.0	2.0		0.3	325.0	14.8		1.5

Fair Value and Cash Flow Hedge Interest Rate Swaps	$503.2	$31.2	(1)	1.5	$712.5	$52.9	(1)	2.3

(1)  Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset, mark-to-market liability (if applicable) and net interest receivable or payable.

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap agreements contain credit-risk-related contingent features.  Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required varies by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit rating on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2010 was $5.4 million. The Company was not required to deliver collateral because the net liability position did not exceed the exposure threshold amount at the Company’s current credit rating.

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $7.6 million and $13.5 million of credit risk exposure at March 31, 2010 and 2009, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received.  The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. Collateral valued at $13.0 million and $23.5 million had been received from swap counterparties at March 31, 2010 and 2009, respectively.  Additionally, the Company had delivered collateral valued at $1.1 million to a counterparty at March 31, 2010.

The Company also offers various derivative products to clients and enters into derivative transactions in due course.  These derivative contracts are offset by paired trades with unrelated third parties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting.  The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets.  The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At March 31, 2010 and 2009, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $1.09 billion and $742.8 million, respectively.

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

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, some of which are beyond the company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) local, regional and international business, economic and political conditions, (2) volatility in financial markets, including capital and credit markets, (3) significant changes in banking laws or regulations, including without limitation, broad-based restructuring of financial industry regulation, (4) increases and required prepayments in Federal Deposit Insurance Corporation premiums and special federal assessments on financial institutions due to market developments and regulatory changes, (5) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (6) incorrect assumption in the value of the loans acquired in the Imperial Capital Bank (ICB) acquisition resulting in greater than anticipated losses in the ICB loan portfolio exceeding the losses covered by the loss-sharing agreement with the FDIC, (7) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources, (8) adequacy of the company’s enterprise risk management framework, (9) company’s ability to increase market share and control expenses, (10) company’s ability to attract new employees and retain and motivate existing employees, (11) increased competition in the company’s markets, (12) changes in the financial performance and/or condition of the company’s borrowers, including changes in levels of unemployment, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness, (13) a substantial and permanent loss of either client accounts and/or assets under management at the company’s investment advisory affiliates or its wealth management division, (14) changes in consumer spending, borrowing and savings habits, (15) soundness of other financial institutions which could adversely affect the company, (16) protracted labor disputes in the company’s markets, (17) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (18) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (19) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (21) the success of the company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date they are made, and the company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and particularly, Item 1A, titled “Risk Factors.”

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, some of which are beyond the company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) local, regional and international business, economic and political conditions, (2) volatility in financial markets, including capital and credit markets, (3) significant changes in banking laws or regulations, including without limitation, broad-based restructuring of financial industry regulation, (4) increases and required prepayments in Federal Deposit Insurance Corporation premiums and special federal assessments on financial institutions due to market developments and regulatory changes, (5) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (6) incorrect assumption in the value of the loans acquired in the Imperial Capital Bank (ICB) acquisition resulting in greater than anticipated losses in the ICB loan portfolio exceeding the losses covered by the loss-sharing agreement with the FDIC, (7) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources, (8) adequacy of the company’s enterprise risk management framework, (9) company’s ability to increase market share and control expenses, (10) company’s ability to attract new employees and retain and motivate existing employees, (11) increased competition in the company’s markets, (12) changes in the financial performance and/or condition of the company’s borrowers, including changes in levels of unemployment, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness, (13) a substantial and permanent loss of either client accounts and/or assets under management at the company’s investment advisory affiliates or its wealth management division, (14) changes in consumer spending, borrowing and savings habits, (15) soundness of other financial institutions which could adversely affect the company, (16) protracted labor disputes in the company’s markets, (17) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (18) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (19) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (21) the success of the company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date they are made, and the company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and particularly, Item 1A, titled “Risk Factors.”

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended March 31, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 6.

ITEM 4.      RESERVED

ITEM 6.      EXHIBITS

No.

10.50

City National Corporation 2008 Omnibus Plan, As Amended (Incorporated by reference from Appendix A to the Registrant’s Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 21, 2010.)

10.51

City National Corporation Amended and Restated 2010 Variable Bonus Plan (Incorporated by reference from Appendix B to the Registrant’s Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 21, 2010.)

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

CITY NATIONAL CORPORATION
(Registrant)

DATE: May 7, 2010	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)