Form 10-Q
period 2010-06-30
CITY NATIONAL CORP
filed 2010-08-06
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, there were 52,102,417 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
(in thousands, except share amounts)	2010	2009	2009
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$184,277	$364,483	$350,931
Due from banks - interest-bearing	336,244	443,443	205,656
Federal funds sold	404,760	5,000	125,000
Securities available-for-sale - cost $4,668,089, $4,319,420, and $3,373,176 at June 30, 2010, December 31, 2009 and June 30, 2009, respectively:
Securities pledged as collateral	198,577	226,985	226,961
Held in portfolio	4,562,566	4,079,773	3,103,365
Trading securities	129,287	154,302	138,137
Loans and leases, excluding covered loans	11,483,044	12,146,908	12,421,342
Less: Allowance for loan and lease losses	290,492	288,493	256,018
Loans and leases, excluding covered loans, net	11,192,552	11,858,415	12,165,324
Covered loans	2,034,591	1,851,821	—
Net loans and leases	13,227,143	13,710,236	12,165,324

Premises and equipment, net	121,960	124,309	125,510
Deferred tax asset	99,894	164,038	204,303
Goodwill	479,982	479,982	459,454
Customer-relationship intangibles, net	44,838	45,601	37,108
Bank-owned life insurance	78,170	76,834	75,516
Affordable housing investments	101,999	93,429	96,389
Customers’ acceptance liability	2,515	2,951	6,094
Other real estate owned ($98,841 and $60,558 covered by FDIC loss share at June 30, 2010 and December 31, 2009, respectively)	153,292	113,866	18,064
FDIC indemnification asset	394,012	380,743	—
Other assets	711,931	612,782	322,973
Total assets	$21,231,447	$21,078,757	$17,660,785

Liabilities
Demand deposits	$8,173,386	$7,753,936	$7,118,660
Interest checking deposits	2,171,369	2,278,586	1,568,379
Money market deposits	5,742,069	4,546,532	4,108,607
Savings deposits	294,327	393,177	243,722
Time deposits-under $100,000	434,626	756,616	212,833
Time deposits-$100,000 and over	1,157,136	1,650,601	1,246,050
Total deposits	17,972,913	17,379,448	14,498,251
Federal funds purchased and securities sold under repurchase agreements	177,700	626,779	316,388
Other short-term borrowings	700	690	50,000
Subordinated debt	337,691	340,137	162,434
Long-term debt	473,283	471,029	233,456
Reserve for off-balance sheet credit commitments	19,310	17,340	20,422
Acceptances outstanding	2,515	2,951	6,094
Other liabilities	272,753	176,238	163,072
Total liabilities	19,256,865	19,014,612	15,450,117

Redeemable noncontrolling interest	47,622	51,381	36,752

Commitments and contingencies

Equity
Preferred stock; 5,000,000 shares authorized; 200,000 and 400,000 shares issued and aggregate liquidation preference of $200,000 and $400,000 at December 31, 2009 and June 30, 2009, respectively	—	196,048	391,091
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 53,885,886 shares issued at June 30, 2010, December 31, 2009 and June 30, 2009	53,886	53,886	53,886
Additional paid-in capital	483,983	513,550	511,939
Accumulated other comprehensive gain (loss)	58,050	(3,049)	(18,110)
Retained earnings	1,418,486	1,377,639	1,365,842
Treasury shares, at cost - 1,796,485, 2,349,430 and 2,415,021 shares at June 30, 2010, December 31, 2009 and June 30, 2009, respectively	(112,634)	(151,751)	(156,119)

Total common shareholders’ equity	1,901,771	1,790,275	1,757,438

Total shareholders’ equity	1,901,771	1,986,323	2,148,529

Noncontrolling interest	25,189	26,441	25,387

Total equity	1,926,960	2,012,764	2,173,916

Total liabilities and equity	$21,231,447	$21,078,757	$17,660,785

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Interest Income
Loans and leases	$174,354	$143,705	$343,904	$287,880
Securities available-for-sale	32,866	31,492	65,066	56,593
Trading securities	24	379	(28)	433
Due from banks - interest-bearing	424	291	770	446
Federal funds sold and securities purchased under resale agreements	135	9	157	15
Total interest income	207,803	175,876	409,869	345,367
Interest Expense
Deposits	12,584	16,068	25,748	35,629
Federal funds purchased and securities sold under repurchase agreements	1,704	2,084	3,639	4,263
Subordinated debt	4,664	873	9,304	2,073
Other long-term debt	6,845	1,222	13,666	2,816
Other short-term borrowings	8	53	9	113
Total interest expense	25,805	20,300	52,366	44,894
Net interest income	181,998	155,576	357,503	300,473
Provision for credit losses on loans and leases, excluding covered loans	32,000	70,000	87,000	120,000
Provision for losses on covered loans	46,516	—	46,516	—
Net interest income after provision	103,482	85,576	223,987	180,473
Noninterest Income
Trust and investment fees	33,976	25,184	67,485	51,053
Brokerage and mutual fund fees	5,461	6,645	10,742	16,402
Cash management and deposit transaction charges	12,008	12,778	24,584	26,001
International services	8,374	7,996	14,882	14,521
Bank-owned life insurance	658	871	1,336	1,734
FDIC loss sharing income, net	28,339	—	37,425	—
(Loss) gain on disposal of assets	(2,814)	43	(1,423)	43
Gain on sale of securities	355	3,281	2,489	350
Gain on acquisition	25,228	—	25,228	—
Other	11,448	8,996	18,161	15,021
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(13,992)	(25,297)	(14,995)	(37,333)
Less: Portion of loss recognized in other comprehensive income	13,486	23,760	13,486	23,760
Net impairment loss recognized in earnings	(506)	(1,537)	(1,509)	(13,573)
Total noninterest income	122,527	64,257	199,400	111,552
Noninterest Expense
Salaries and employee benefits	99,590	75,834	195,251	154,086
Net occupancy of premises	13,347	12,559	26,252	24,820
Legal and professional fees	13,274	7,736	22,255	15,469
Information services	7,538	6,992	15,054	13,472
Depreciation and amortization	6,363	5,953	12,710	11,945
Marketing and advertising	5,798	4,743	11,046	9,419
Office services and equipment	4,272	3,922	8,070	7,526
Amortization of intangibles	2,128	1,668	4,575	3,511
Other real estate owned	16,783	2,155	33,980	2,250
FDIC assessments	7,662	13,861	14,183	16,929
Other operating	9,823	8,711	19,136	17,692
Total noninterest expense	186,578	144,134	362,512	277,119

Income before income taxes	39,431	5,699	60,875	14,906
Income taxes	(2,859)	(986)	1,559	646
Net income	$42,290	$6,685	$59,316	$14,260

Less: Net income attributable to noncontrolling interest	972	(88)	2,300	27

Net income attributable to City National Corporation	$41,318	$6,773	$57,016	$14,233

Less: Dividends and accretion on preferred stock	—	5,501	5,702	11,002

Net income available to common shareholders	$41,318	$1,272	$51,314	$3,231

Net income per share, basic	$0.78	$0.02	$0.98	$0.06

Net income per share, diluted	$0.78	$0.02	$0.97	$0.06

Shares used to compute income per share, basic	52,012	50,416	51,852	49,028

Shares used to compute income per share, diluted	52,542	50,551	52,336	49,138
Dividends per share	$0.10	$0.10	$0.20	$0.35

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
(in thousands)	2010	2009

Cash Flows From Operating Activities
Net income	$59,316	$14,260
Adjustments to net income:
Provision for credit losses on loans and leases, excluding covered loans	87,000	120,000
Provision for losses on covered loans	46,516	—
Amortization of intangibles	4,575	3,511
Depreciation and amortization	12,710	11,945
Amortization of cost and discount on long-term debt	412	306
Share-based employee compensation expense	8,109	7,193
Loss (gain) on disposal of assets	1,423	(43)
Gain on sale of securities	(2,489)	(350)
Gain on acquisition	(25,228)	—
Impairment loss on securities	1,509	13,573
Other, net	(15,045)	(1,701)
Net change in:
Trading securities	25,015	163,861
Deferred income tax benefit	17,813	(389)
Other assets and other liabilities, net	154,439	(97,945)

Net cash provided by operating activities	376,075	234,221

Cash Flows From Investing Activities
Purchases of securities available-for-sale	(1,684,200)	(1,983,459)
Sales of securities available-for-sale	432,021	446,001
Maturities and paydowns of securities available-for-sale	907,157	378,688
Loan originations, net of principal collections	629,454	(77,410)
Net payments for premises and equipment	(10,361)	(6,161)
Net cash acquired in acquisitions	94,706	—
Other investing activities, net	10,235	745

Net cash provided by (used in) investing activities	379,012	(1,241,596)

Cash Flows From Financing Activities
Net increase in deposits	51,966	1,846,127
Net decrease in federal funds purchased and securities sold under repurchase agreements	(449,079)	(591,769)
Net decrease in short-term borrowings, net of transfers from long-term debt	(30,529)	(74,500)
Net decrease in other borrowings	(904)	(6,583)
Proceeds from exercise of stock options	17,761	540
Tax benefit from exercise of stock options	3,281	100
Redemption of preferred stock	(200,000)	—
Issuance of common stock	—	119,929
Repurchase of common stock warrants	(18,500)	—
Cash dividends paid	(13,467)	(26,680)
Other financing activities, net	(3,261)	(2,467)

Net cash (used in) provided by financing activities	(642,732)	1,264,697

Net increase in cash and cash equivalents	112,355	257,322
Cash and cash equivalents at beginning of year	812,926	424,265

Cash and cash equivalents at end of period	$925,281	$681,587

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$39,413	$45,593
Income taxes	—	17,682

Non-cash investing activities:
Transfer of loans to other real estate owned	$66,653	$17,179
Transfer from securities available-for-sale to trading securities	—	6,400
Assets acquired (liabilities assumed) in acquisitions:
Securities available-for-sale	$17,183	$—
Covered loans	330,566	—
Covered other real estate owned	15,161	—
Deposits	(541,499)	—
Other borrowings	(30,539)	—

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

	City National Corporation Shareholders’ Equity
					Accumulated
	Common			Additional	other			Non-
	shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	controlling	Total
(in thousands, except share amounts)	issued	stock	stock	capital	income (loss)	earnings	shares	interest	equity

Balance, January 1, 2009	50,961,457	$390,089	$50,961	$389,077	$(48,022)	$1,379,624	$(156,736)	$25,441	$2,030,434
Net income (1)	—	—	—	—	—	14,233	—	1,083	15,316
Other comprehensive income, net of tax:
Amortization of prior service cost	—	—	—	—	80	—	—	—	80
Non-credit related impairment loss on investment securities, net of taxes of $9.9 million	—	—	—	—	(13,821)	—	—	—	(13,821)
Net unrealized gain on securities available-for-sale, net of taxes of $31.5 million and reclassification of $1.1 million net loss included in net income	—	—	—	—	43,757	—	—	—	43,757
Net unrealized loss on cash flow hedges, net of taxes of $0.1 million and reclassification of $3.4 million net gain included in net income	—	—	—	—	(104)	—	—	—	(104)
Total comprehensive income								1,083	45,228
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,137)	(1,137)
Issuance of common stock	3,220,000	—	3,220	116,409	—	—	—	—	119,629
Issuance of shares under share-based compensation plans	(295,571)	—	(295)	(525)	—	—	617	—	(203)
Preferred stock accretion	—	1,002	—	—	—	(1,002)	—	—	—
Share-based employee compensation expense	—	—	—	7,138	—	—	—	—	7,138
Tax expense from share-based compensation plans	—	—	—	(661)	—	—	—	—	(661)
Cash dividends:
Preferred	—	—	—	—	—	(10,000)	—	—	(10,000)
Common	—	—	—	—	—	(17,013)	—	—	(17,013)
Net change in deferred compensation plans	—	—	—	449	—	—	—	—	449
Change in redeemable noncontrolling interest	—	—	—	52	—	—	—	—	52
Balance, June 30, 2009	53,885,886	$391,091	$53,886	$511,939	$(18,110)	$1,365,842	$(156,119)	$25,387	$2,173,916

Balance, January 1, 2010	53,885,886	$196,048	$53,886	$513,550	$(3,049)	$1,377,639	$(151,751)	$26,441	$2,012,764
Net income (1)	—	—	—	—	—	57,016	—	1,070	58,086
Other comprehensive income, net of tax:
Amortization of prior service cost	—	—	—	—	80	—	—	—	80
Non-credit related impairment loss on investment securities, net of taxes of $5.6 million	—	—	—	—	(7,844)	—	—	—	(7,844)
Net unrealized gain on securities available-for-sale, net of taxes of $49.9 million and reclassification of $1.2 million net gain included in net income	—	—	—	—	69,338	—	—	—	69,338
Net unrealized loss on cash flow hedges, net of taxes of $2.9 million and reclassification of $3.2 million net gain included in net income	—	—	—	—	(475)	—	—	—	(475)
Total comprehensive income								1,070	119,185
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,070)	(1,070)
Issuance of shares under share-based compensation plans	—	—	—	(22,687)	—	—	39,109	—	16,422
Preferred stock accretion	—	3,952	—	—	—	(3,952)	—	—	—
Redemption of preferred stock	—	(200,000)	—	—	—	—	—	—	(200,000)
Repurchase of common stock warrants	—	—	—	(18,500)	—	—	—	—	(18,500)
Share-based employee compensation expense	—	—	—	8,090	—	—	—	—	8,090
Tax benefit from share-based compensation plans	—	—	—	2,181	—	—	—	—	2,181
Cash dividends:						—
Preferred	—	—	—	—	—	(1,750)	—	—	(1,750)
Common	—	—	—	—	—	(10,467)	—	—	(10,467)
Net change in deferred compensation plans	—	—	—	425	—	—	8	—	433
Change in redeemable noncontrolling interest	—	—	—	924	—	—	—	—	924
Other	—	—	—	—	—	—	—	(1,252)	(1,252)
Balance, June 30, 2010	53,885,886	$—	$53,886	$483,983	$58,050	$1,418,486	$(112,634)	$25,189	$1,926,960

(1)

Net income excludes net income (loss) attributable to redeemable noncontrolling interest of $1,230 and ($1,056) for the six-month periods ended June 30, 2010 and 2009, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 16 of the Notes to the Unaudited Consolidated Financial Statements.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”).  The Bank delivers banking, trust and investment services through more than 80 offices in Southern California, the San Francisco Bay area, Nevada and New York City.  The Corporation has seven consolidated investment advisory affiliates and a noncontrolling interest in two other firms.  The Corporation also has two unconsolidated subsidiaries, Business Bancorp Capital Trust I and City National Capital Trust I.  Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

The Company’s investment management and wealth advisory affiliates are organized as limited liability companies.  The Corporation generally owns a majority position in each affiliate and certain management members of each affiliate own the remaining shares. The Corporation has contractual arrangements with its affiliates whereby a percentage of revenue is allocable to fund affiliate operating expenses (“operating share”) while the remaining portion of revenue (“distributable revenue”) is allocable to the Corporation and the noncontrolling owners. All majority-owned affiliates that meet the prescribed criteria for consolidation are consolidated.  In November 2009, the Company deconsolidated one of its affiliates, but retained a noncontrolling interest in that affiliate.  The Corporation’s interests in two investment management affiliates in which it holds a noncontrolling share are accounted for using the equity method.  Additionally, the Company has various interests in variable interest entities (“VIEs”) that are not required to be consolidated.  See Note 15 for a more detailed discussion on VIEs.

Use of Estimates

The Company’s accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company’s estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options and restricted stock, income taxes, goodwill and intangible asset impairment, securities available-for-sale impairment, private equity and alternative investment impairment, valuation of assets and liabilities acquired in business combinations, subsequent valuation of covered loans, valuation of noncontrolling interest and the valuation of financial assets and liabilities reported at fair value.

Note 1. Summary of Significant Accounting Policies (Continued)

The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements. The allowance for loan and lease losses reflects management’s ongoing assessment of the credit quality of the Company’s portfolio, which is affected by a broad range of economic factors.  Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk-rating migration and changes in the portfolio size and composition. The Company’s estimates and assumptions are expected to change as changes in market conditions and the Company’s portfolio occur in subsequent periods.

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

The results for the 2010 interim period are not necessarily indicative of the results expected for the full year.  The Company has not made any significant changes in its critical accounting policies or in its estimates and assumptions from those disclosed in its 2009 Annual Report other than the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on January 1, 2010. Refer to Accounting Pronouncements for discussion of accounting pronouncements adopted in 2010.

Certain prior period amounts have been reclassified or restated to conform to the current period presentation.

Accounting Pronouncements

During the six months ended June 30, 2010, the following accounting pronouncements applicable to the Company were issued or became effective:

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

•                  In July 2010, the FASB issued ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”) which requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses.  The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications.  The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures.  The guidance is effective for an entity’s first annual period that ends on or after December 15, 2010.  The Company is evaluating the impact of adoption of ASU 2010-20 on its disclosures in the consolidated financial statements.

Note 2. Business Combinations

1st Pacific Bank of California and Sun West Bank

On May 7, 2010, the Bank acquired the banking operations of 1st Pacific Bank of California (“FPB”) in a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”). Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $318.6 million in assets and assumed $264.2 million in liabilities.  The Bank acquired most of FPB’s assets, including loans with a fair value of $202.8 million and assumed deposits with a fair value of $237.2 million. The Bank paid $12.3 million in cash to the FDIC.

On May 28, 2010, the Bank acquired the banking operations of Sun West Bank (“SWB”) in Las Vegas, Nevada in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $340.0 million in assets and assumed $310.1 million in liabilities.  The Bank acquired most of SWB’s assets, including loans and other real estate owned (“OREO”) with a fair value of $127.6 million and $12.1 million, respectively, and assumed deposits with a fair value of $304.3 million. The Bank received approximately $29.2 million in cash from the FDIC.

The Bank did not immediately acquire banking facilities, furniture or equipment as part of the purchase and assumption agreements, but has a 90 day option to purchase any or all owned bank premises including furniture, fixtures and equipment and to assume any or all leases for leased bank premises from the FDIC.

In connection with the acquisitions of FPB and SWB, the Bank entered into loss sharing agreements with the FDIC under which the FDIC will reimburse the Bank for 80 percent of eligible losses with respect to covered assets.  Covered assets include acquired loans (“covered loans”) and OREO (“covered OREO”) that are covered under the loss sharing agreement with the FDIC.  Under the FPB loss sharing agreement, the Company has a first loss tranche of $22.3 million that is not reimbursable by the FDIC.  The Company will recognize losses of up to $22.3 million, and all subsequent losses above that threshold will then be subject to FDIC reimbursement of 80 percent. There is no first loss tranche under the SWB loss sharing agreement.  The term of the loss share agreements is ten years for single family residential loans and five years for all other loans.  The expected reimbursements under the loss sharing agreements were recorded as an indemnification asset at their estimated fair value of $36.5 million for FPB and $104.6 million for SWB.  The difference between the fair value of the FDIC indemnification asset and the undiscounted cash flow the Bank expects to collect from the FDIC is accreted into noninterest income.

The Bank recognized a $3.8 million liability in the acquisition of FPB relating to a requirement that the Bank reimburse the FDIC if actual cumulative losses are lower than the cumulative losses originally estimated by the FDIC prior to the acquired bank’s failure.  There was no similar liability recognized in the acquisition of SWB.

The Bank recognized a gain of $0.5 million and $24.7 million on the acquisitions of FPB and SWB, respectively.  The gain represents the amount by which the fair value of the assets acquired and consideration received from or paid to the FDIC exceeds the liabilities assumed.  The gain is reported in Gain on acquisition in the consolidated statements of income.  The Bank recognized approximately $1.7 million of acquisition-related expense.  This expense is included in Other noninterest expense in the consolidated statements of income.

The consolidated income statement for 2010 includes the operating results produced by the acquired assets and assumed liabilities of FPB and SWB from their respective acquisition dates through June 30, 2010, which are not material to total operating results for the three and six month periods ended June 30, 2010.  Due primarily to the Bank acquiring certain assets and liabilities of FPB and SWB which are not material to the Company’s consolidated balance sheet, the significant amount of fair value adjustments, and the FDIC loss sharing agreement, the historical results of the acquired banks are not material to the Company’s results, and as a result, no pro forma information is presented.

Note 2. Business Combinations (Continued)

Imperial Capital Bank

On December 18, 2009, the Bank acquired the banking operations of Imperial Capital Bank (“ICB”) in a purchase and assumption agreement with the FDIC.  Excluding the effects of acquisition accounting adjustments, the Company acquired approximately $3.25 billion in assets and assumed $3.09 billion in liabilities. The Bank acquired most of ICB’s assets, including loans and OREO with a fair value of $1.86 billion and $58.8 million, respectively, and assumed deposits of $2.08 billion. The Bank received approximately $70.8 million in cash from the FDIC and recorded a receivable for an additional $5.3 million expected to be received in 2010. The acquisition of ICB added three new bank branches in California.

In connection with the acquisition, the Bank entered into a loss sharing agreement with the FDIC under which the FDIC will reimburse the Bank for 80 percent of eligible losses up to $649 million with respect to covered assets and 95 percent of eligible losses in excess of $649 million.  The term of the loss share agreement is ten years for single family residential loans and seven years for all other loans. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $380.0 million at the acquisition date.  The difference between the fair value of the FDIC indemnification asset and the undiscounted cash flow the Bank expects to collect from the FDIC is accreted into noninterest income.

In the last three quarters of the seventh year, the Bank has the right, without FDIC consent, to sell up to $400 million of the remaining covered loans provided the properties securing those loans have a current independent appraisal which supports a loan-to-value ratio of 75 percent or more of the covered loans’ book value.

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

Note 3. Fair Value Measurements (Continued)

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

The following tables summarize assets and liabilities measured at fair value as of June 30, 2010, December 31, 2009 and June 30, 2009 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of June 30, 2010	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
U.S. Treasury	$19,145	$19,145	$—	$—
Federal agency - Debt	1,090,846	—	1,090,846	—
Federal agency - MBS	466,713	—	466,713	—
CMOs - Federal agency	2,528,237	—	2,528,237	—
CMOs - Non-agency	217,078	—	217,078	—
State and municipal	360,422	—	360,422	—
Other debt securities	67,147	—	42,003	25,144
Equity securities and mutual funds	11,555	11,555	—	—
Trading securities	129,287	113,483	15,804	—
Mark-to-market derivatives (1)	60,619	4,976	55,643	—
Total assets at fair value	$4,951,049	$149,159	$4,776,746	$25,144

Liabilities
Mark-to-market derivatives (2)	$31,736	$1,629	$30,107	$—
Total liabilities at fair value	$31,736	$1,629	$30,107	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial	$2,996	$—	$2,746	$250
Commercial real estate mortgages	35,656	—	21,243	14,413
Residential mortgages	7,364	—	6,985	379
Real estate construction	111,339	—	85,460	25,879
Other real estate owned (4)	50,797	—	43,592	7,205
Private equity investments	4,427	—	—	4,427
Total assets at fair value	$212,579	$—	$160,026	$52,553

(1)	Reported in Other assets in the consolidated balance sheets.
(2)	Reported in Other liabilities in the consolidated balance sheets.
(3)	Impaired loans for which fair value was calculated using the collateral valuation method.
(4)	OREO balance of $153.3 million in the consolidated balance sheets includes $98.8 million of covered OREO and is net of estimated disposal costs.

Note 3. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$73,597	$73,597	$—	$—
Federal agency - Debt	656,721	—	656,721	—
Federal agency - MBS	555,157	—	555,157	—
CMOs - Federal agency	2,306,111	—	2,306,111	—
CMOs - Non-agency	241,329	—	241,329	—
State and municipal	378,639	—	378,639	—
Other debt securities	76,506	—	49,727	26,779
Equity securities and mutual funds	18,698	18,698	—	—
Trading securities	154,302	154,302	—	—
Mark-to-market derivatives (1)	52,309	5,335	46,974	—
Total assets at fair value	$4,513,369	$251,932	$4,234,658	$26,779

Liabilities
Mark-to-market derivatives (2)	$14,577	$1,080	$13,497	$—
Total liabilities at fair value	$14,577	$1,080	$13,497	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial	$450	$—	$450	$—
Commercial real estate mortgages	54,212	—	34,302	19,910
Residential mortgages	8,112	—	7,726	386
Real estate construction	176,202	—	98,387	77,815
Equity lines of credit	912	—	912	—
Other real estate owned (4)	48,920	—	30,866	18,054
Private equity investments	4,374	—	—	4,374
Total assets at fair value	$293,182	$—	$172,643	$120,539

(1)	Reported in Other assets in the consolidated balance sheets.
(2)	Reported in Other liabilities in the consolidated balance sheets.
(3)	Impaired loans for which fair value was calculated using the collateral valuation method.
(4)	OREO balance of $113.9 million in the consolidated balance sheets includes $60.6 million of covered OREO and is net of estimated disposal costs.

Note 3. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of June 30, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
U.S. Treasury	$15,831	$15,831	$—	$—
Federal agency - Debt	398,409	—	398,409	—
Federal agency - MBS	584,932	—	584,932	—
CMOs - Federal agency	1,550,675	—	1,550,675	—
CMOs - Non-agency	292,669	—	292,669	—
State and municipal	403,783	—	403,783	—
Other debt securities	64,968	—	39,543	25,425
Equity securities and mutual funds	19,059	19,059	—	—
Trading securities	138,137	102,802	33,532	1,803
Mark-to-market derivatives (1)	53,058	1,688	51,370	—
Total assets at fair value	$3,521,521	$139,380	$3,354,913	$27,228

Liabilities
Mark-to-market derivatives (2)	$11,175	$321	$10,854	$—
Total liabilities at fair value	$11,175	$321	$10,854	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial	$124	$—	$124	$—
Commercial real estate mortgages	28,080	—	28,080	—
Residential mortgages	3,320	—	3,320	—
Real estate construction	150,832	—	150,832	—
Equity lines of credit	1,118	—	1,118	—
Other real estate owned (4)	19,554	—	19,554	—
Private equity investments	700	—	—	700
Total assets at fair value	$203,728	$—	$203,028	$700

(1)	Reported in Other assets in the consolidated balance sheets.
(2)	Reported in Other liabilities in the consolidated balance sheets.
(3)	Impaired loans for which fair value was calculated using the collateral valuation method.
(4)	OREO balance of $18.1 million in the consolidated balance sheets is net of estimated disposal costs.

At June 30, 2010, $4.95 billion, or approximately 23 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $4.51 billion or 21 percent at December 31, 2009, and $3.52 billion or 20 percent at June 30, 2009. The majority of these financial assets were valued using Level 1 or Level 2 inputs.  Less than a quarter of 1 percent of total assets was measured using Level 3 inputs.  Approximately $31.7 million, $14.6 million and $11.2 million of the Company’s total liabilities at June 30, 2010, December 31, 2009 and June 30, 2009, respectively, were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.  At June 30, 2010, $212.6 million, or approximately 1 percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis, compared with $293.2 million or 1 percent at December 31, 2009, and $203.7 million or 1 percent at June 30, 2009.  These assets were measured using Level 2 and Level 3 inputs.  There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2010.

Note 3. Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis, the following table presents the total losses (gains), which include charge-offs, specific reserves, valuation write-downs, and net losses on sales of other real estate owned, recognized in the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Collateral dependent impaired loans
Commercial	$4,279	$925	$6,896	$4,835
Commercial real estate mortgages	141	3,256	17,448	3,256
Residential mortgages	353	871	1,206	871
Real estate construction	(125)	33,377	10,120	45,452
Equity lines of credit	51	342	51	342
Other real estate owned	10,068	5,323	22,616	5,323
Private equity investments	30	403	428	403
Total losses recognized	$14,797	$44,497	$58,765	$60,482

Level 3 assets measured at fair value on a recurring basis include CDO senior notes in the current and prior year periods, and CDO income notes in the first quarter of 2009 only, for which the market is inactive. The fair value of these securities is determined using an internal cash flow model that incorporates management’s assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. These assumptions are not directly observable in the market. Unrealized gains and losses on securities available-for-sale are reported as a component of Accumulated other comprehensive income (“AOCI”) in the consolidated balance sheets. Activity in Level 3 assets measured on a recurring basis for the six months ended June 30, 2010 and 2009 is summarized in the following table:

Level 3 Assets Measured on a Recurring Basis

	June 30, 2010	June 30, 2009
(in thousands)	Securities Available-for-Sale	Securities Available-for-Sale	Trading Securities	Total Level 3 Assets
Balance, beginning of period	$26,779	$32,419	$—	$32,419
Total realized/unrealized gains (losses):
Included in earnings	—	(9,282)	(644)	(9,926)
Included in other comprehensive income	(1,358)	5,285	—	5,285
Purchases, sales, issuances and settlements, net	(277)	(550)	—	(550)
Transfers in and/or out of Level 3	—	—	—	—
Transfers between categories	—	(2,447)	2,447	—
Balance, end of period	$25,144	$25,425	$1,803	$27,228

Level 3 assets measured at fair value on a nonrecurring basis include certain collateral dependent impaired loans, OREO for which fair value is not solely based on market observable inputs, and certain private equity and alternative investments.  Non-observable inputs related to valuing loans and OREO may include adjustments to external appraised values based on an internally generated discounted cash flow analysis or management’s assumptions about market trends or other factors that are not directly observable. Private equity and alternative investments do not have readily determinable fair values. These investments are carried at cost and evaluated for impairment on a quarterly basis.  Due to the lack of readily determinable fair values for these investments, the impairment assessment is based primarily on a review of investment performance and the likelihood that the capital invested would be recovered.

Note 3. Fair Value Measurements (Continued)

Fair Value of Financial Instruments

A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of a financial instrument.  The table below summarizes the estimated fair values for the Company’s financial instruments as of June 30, 2010 and June 30, 2009.  The disclosure does not include estimated fair value amounts for assets and liabilities which are not defined as financial instruments but which have significant value. These assets and liabilities include the value of customer-relationship intangibles, goodwill, and affordable housing investments carried at cost, other assets, deferred taxes and other liabilities. Accordingly, the total of the fair values presented does not represent the underlying value of the Company.

Following is a description of the methods and assumptions used in estimating the fair values for each class of financial instrument:

Cash and due from banks, Due from banks—interest bearing and Federal funds sold — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities available-for-sale and Trading securities — For securities held as available-for-sale, the fair value is determined by quoted market prices, where available, or on observable market inputs appropriate for the type of security. If quoted market prices or observable market inputs are not available, discounted cash flows may be used to determine an appropriate fair value. Fair value for trading securities are based on quoted market prices or dealer quotes. The fair value of CDO income notes was determined using a discounted cash flow model.

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

Covered loans — The fair value of covered loans is based on estimates of future loan cash flows and appropriate discount rates, which incorporate the Company’s assumptions about market funding cost and liquidity premium. The estimates of future loan cash flows are determined using the Company’s assumptions concerning the amount and timing of principal and interest payments, prepayments and credit losses.

FDIC indemnification asset — The fair value of the FDIC indemnification asset was estimated by discounting estimated future cash flows based on estimated current market rates.

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

Note 3. Fair Value Measurements (Continued)

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

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2010 and June 30, 2009 were as follows:

	June 30, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$184.3	$184.3	$350.9	$350.9
Due from banks - interest bearing	336.2	336.2	205.6	205.6
Federal funds sold	404.8	404.8	125.0	125.0
Securities available-for-sale	4,761.1	4,761.1	3,330.3	3,330.3
Trading securities	129.3	129.3	138.1	138.1
Loans and leases, net of allowance	11,192.6	11,494.6	12,165.3	12,297.2
Covered loans, net of allowance	2,034.6	2,027.6	—	—
FDIC indemnification asset	394.0	389.0	—	—
Derivative contracts	60.6	60.6	53.1	53.1

Financial Liabilities:
Deposits	$17,972.9	$17,977.1	$14,498.3	$14,502.6
Federal funds purchased and securities sold under repurchase agreements	2.7	2.7	116.4	116.4
Structured securities sold under repurchase agreements	175.0	185.3	200.0	208.7
Other short-term borrowings	0.7	0.7	50.0	50.0
Subordinated and long-term debt	811.0	842.7	395.9	367.5
Derivative contracts	31.7	31.7	11.2	11.2
Commitments to extend credit	7.1	21.0	—	13.2
Commitments to private equity and affordable housing funds	22.2	40.0	—	41.4

Note 4. Investment Securities

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale at June 30, 2010, December 31, 2009 and June 30, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2010
U.S. Treasury.	$19,096	$50	$(1)	$19,145
Federal agency - Debt.	1,084,703	6,432	(289)	1,090,846
Federal agency - MBS	447,363	19,350	—	466,713
CMOs - Federal agency	2,455,952	74,401	(2,116)	2,528,237
CMOs - Non-agency	234,330	1,753	(19,005)	217,078
State and municipal	347,469	13,120	(167)	360,422
Other debt securities	71,048	2,723	(6,624)	67,147
Total debt securities	4,659,961	117,829	(28,202)	4,749,588
Equity securities and mutual funds	8,128	3,427	—	11,555
Total securities	$4,668,089	$121,256	$(28,202)	$4,761,143

December 31, 2009
U.S. Treasury	$73,597	$2	$(2)	$73,597
Federal agency - Debt.	659,716	651	(3,646)	656,721
Federal agency - MBS	552,691	6,521	(4,055)	555,157
CMOs - Federal agency	2,294,676	23,641	(12,206)	2,306,111
CMOs - Non-agency	272,262	304	(31,237)	241,329
State and municipal	368,454	10,915	(730)	378,639
Other debt securities	82,163	1,093	(6,750)	76,506
Total debt securities	4,303,559	43,127	(58,626)	4,288,060
Equity securities and mutual funds	15,861	2,837	—	18,698
Total securities	$4,319,420	$45,964	$(58,626)	$4,306,758

June 30, 2009
U.S. Treasury	$15,786	$45	$—	$15,831
Federal agency - Debt.	397,859	1,417	(867)	398,409
Federal agency - MBS	575,184	10,887	(1,139)	584,932
CMOs - Federal agency	1,542,507	16,712	(8,544)	1,550,675
CMOs - Non-agency	349,687	—	(57,018)	292,669
State and municipal	398,584	7,042	(1,843)	403,783
Other	76,252	235	(11,519)	64,968
Total debt securities	3,355,859	36,338	(80,930)	3,311,267
Equity securities and mutual funds	17,317	1,742	—	19,059
Total securities	$3,373,176	$38,080	$(80,930)	$3,330,326

Proceeds from sales of securities were $24.4 million and $432.0 million for the three and six months ended June 30, 2010, compared with $167.9 million and $446.0 million for the three and six months ended June 30, 2009, respectively.  The following table provides the gross realized gains and losses on the sales of securities available-for-sale:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Gross realized gains	$491	$3,432	$4,993	$8,664
Gross realized losses	(136)	(151)	(2,504)	(8,314)
Net realized gains	$355	$3,281	$2,489	$350

Note 4. Investment Securities (Continued)

Impairment Assessment

The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary.  Impairment is considered other-than-temporary when it becomes probable that an investor will be unable to recover the cost of an investment. The Company’s impairment assessment takes into consideration factors such as the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and whether the Company intends to sell the security and whether it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis.  If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis.  The new cost basis is not adjusted for subsequent recoveries in fair value.

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

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at June 30, 2010.  The Company recorded impairment losses in earnings on securities available-for-sale of $0.5 million and $1.5 million for the three and six months ended June 30, 2010, respectively.  Of the Company’s total other-than-temporary impairment losses, $13.5 million related to non-credit-related impairment and was recorded in AOCI.  The Company recorded impairment losses in earnings on securities available-for-sale of $1.5 million and $13.6 million for the three and six months ended June 30, 2009, respectively.

The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

(in thousands) Impairment Losses on	For the three months ended June 30,		For the six months ended June 30,
Other-Than-Temporarily Impaired Securities	2010	2009	2010	2009
Non-agency CMOs	$212	$1,537	$1,215	$1,537
Collateralized debt obligation income notes	—	—	—	9,282
Perpetual preferred stock	294	—	294	1,124
Mutual funds	—	—	—	1,630
Total	$506	$1,537	$1,509	$13,573

Note 4. Investment Securities (Continued)

The following table provides a rollforward of credit-related other-than-temporary impairment recognized in earnings for debt securities for the three and six months ended June 30, 2010 and 2009. Credit-related other-than-temporary impairment that was recognized in earnings during the three and six months ending June 30, 2010 is reflected as an “Initial credit-related impairment” if the current period is the first time the security had a credit impairment. A credit related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the current period is not the first time the security had a credit impairment.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of period	$18,710	$13,298	$17,707	$8,083
Subsequent credit-related impairment	186	—	1,189	5,215
Initial credit-related impairment	26	1,537	26	1,537
Balance, end of period	$18,922	$14,835	$18,922	$14,835

Non-Agency CMOs

During the second quarter of 2010, the Company identified certain non-agency collateralized mortgage obligation securities (“CMOs”) that were considered to be other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security.  Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company concluded that the shortfall in expected cash flows represented a credit loss and recognized impairment losses in earnings totaling $0.2 million on its investments in CMOs in the second quarter. The Company has recognized credit losses totaling $1.2 million on its investments in non-agency CMOs year-to-date. The remaining other-than-temporary impairment for these securities was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates.

Perpetual Preferred Stock

The adjusted cost basis of the Company’s investment in perpetual preferred stock issued by Freddie Mac and Fannie Mae was $0.3 million at June 30, 2010.  During the three months ended June 30, 2010, the Company recorded a $0.3 million impairment loss to adjust the costs basis of its investment to fair value.  The Company previously recorded a $1.1 million impairment loss in 2009 and $21.9 million impairment loss in 2008 following the action taken by the Federal Housing Agency to place these government-sponsored agencies into conservatorship and eliminating the dividends on their preferred shares.

Note 4. Investment Securities (Continued)

The following tables provide a summary of the gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of June 30, 2010, December 31, 2009 and June 30, 2009.  The tables include investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit-related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
June 30, 2010
U.S. Treasury	$4,029	$1	$—	$—	$4,029	$1
Federal agency - Debt	50,516	289	—	—	50,516	289
CMOs - Federal agency	293,008	2,116	—	—	293,008	2,116
CMOs - Non-agency	24,327	455	124,892	18,550	149,219	19,005
State and municipal	2,810	57	4,645	110	7,455	167
Other debt securities	4,585	31	16,933	6,593	21,518	6,624
Total securities	$379,275	$2,949	$146,470	$25,253	$525,745	$28,202

December 31, 2009
U.S. Treasury	$59,995	$2	$—	$—	$59,995	$2
Federal agency - Debt	437,548	3,646	—	—	437,548	3,646
Federal agency - MBS	285,328	4,055	—	—	285,328	4,055
CMOs - Federal agency	634,732	12,206	—	—	634,732	12,206
CMOs - Non-agency	35,192	428	180,699	30,809	215,891	31,237
State and municipal	18,187	340	4,500	390	22,687	730
Other debt securities	—	—	36,315	6,750	36,315	6,750
Total securities	$1,470,982	$20,677	$221,514	$37,949	$1,692,496	$58,626

June 30, 2009
Federal agency - Debt	$109,193	$867	$—	$—	$109,193	$867
Federal agency - MBS	125,930	1,139	—	—	125,930	1,139
CMOs - Federal agency	585,654	8,544	—	—	585,654	8,544
CMOs - Non-agency	25,355	4,674	267,314	52,344	292,669	57,018
State and municipal	58,795	965	10,382	878	69,177	1,843
Other debt securities	4,368	154	53,977	11,365	58,345	11,519
Total securities	$909,295	$16,343	$331,673	$64,587	$1,240,968	$80,930

At June 30, 2010, total securities available-for-sale had a fair value of $4.76 billion, which included $525.7 million of securities available-for-sale in an unrealized loss position as of June 30, 2010.  This balance consists of $473.4 million of temporarily impaired securities and $52.3 million of securities that had non-credit related impairment recognized in AOCI.  At June 30, 2010, the Company had 50 debt securities in an unrealized loss position.  The debt securities in an unrealized loss position include 1 U.S. Treasury note, 1 Federal agency debt securities, 16 Federal agency CMOs, 21 private label CMOs, 9 state and municipal securities and 2 other debt securities.

The largest component of the unrealized loss at June 30, 2010 was $19.0 million related to non-agency collateralized mortgage obligations. The Company monitors the performance of the mortgages underlying these bonds. Collateral performance generally improved in the second quarter, though there was some additional deterioration in select securities which gave rise to additional credit impairment charges. The Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs held largely to the current absence of liquidity in this sector of the credit markets. Other than the $1.2 million year-to-date credit loss discussed in Non-Agency CMOs above, the Company expects to receive all contractual principal and interest payments due on its CMO debt securities.  Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically.

Note 4. Investment Securities (Continued)

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

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions.  Liquidity pressures in 2008 and in 2009 caused a general decline in the value of corporate debt.  The CDOs held in securities available-for-sale at June 30, 2010 are the most senior tranches of each issue. The market for CDOs has been inactive since 2008, therefore, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $6.6 million gross unrealized loss at June 30, 2010 which the Company attributes to the illiquid credit markets. The CDOs have collateral that exceeds the outstanding debt by over 29 percent at June 30, 2010.  Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

The Company does not consider the debt securities in the table above to be other than temporarily impaired at June 30, 2010.

At December 31, 2009, total securities available-for-sale had a fair value of $4.31 billion, which included $1.69 billion of securities available-for-sale in an unrealized loss position as of December 31, 2009.  This balance consisted of $1.65 billion of temporarily impaired securities and $43.5 million of securities that had non-credit related impairment recognized in AOCI.  At December 31, 2009, the Company had 155 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 1 U.S. Treasury bill, 15 Federal agency debt securities, 30 Federal agency MBS, 44 Federal agency CMOs, 29 private label CMOs, 32 state and municipal securities and 4 other debt securities.

At June 30, 2009, total securities available-for-sale had a fair value of $3.33 billion, which included $1.24 billion of securities available-for-sale in an unrealized loss position as of June 30, 2009.  This balance consisted of $1.20 billion of temporarily impaired securities and $40.4 million of securities that had non-credit related impairment recognized in AOCI.  At June 30, 2009, the Company had 181 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 5 Federal agency securities, 10 Federal agency MBS, 32 Federal agency CMOs, 33 private label CMOs, 91 state and municipal securities and 10 other debt securities.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio as of June 30, 2010, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

U.S. Treasury	$14,072	$5,073	$—	$—	$19,145
Federal agency - Debt	870,162	220,684	—	—	1,090,846
Federal agency - MBS	335	155,355	282,765	28,258	466,713
CMOs - Federal agency	228,130	1,848,610	438,514	12,983	2,528,237
CMOs - Non-agency	21,903	133,846	61,329	—	217,078
State and municipal	32,978	155,900	121,138	50,406	360,422
Other	10,210	9,934	47,003	—	67,147
Total debt securities	$1,177,790	$2,529,402	$950,749	$91,647	$4,749,588

Amortized cost	$1,170,255	$2,462,359	$937,619	$89,728	$4,659,961

Note 5.  Other Investments

Federal Home Loan Bank and Federal Reserve Bank Stock

The Company’s investment in stock issued by the Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve (“FRB”) totaled $128.1 million at June 30, 2010 compared to $123.2 million at December 31, 2009, and $54.2 million at June 30, 2009.  Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment.

At June 30, 2010, the Company held $97.3 million of FHLB stock.  FHLB banks are cooperatives that provide products and services to member banks. The FHLB provides significant liquidity to the U.S. banking system through advances to its member banks in exchange for collateral. The purchase of stock is required in order to receive advances and other services. The Company completed an assessment of its investment in FHLB stock for impairment at June 30, 2010.  Since 2009, the FHLB has experienced higher levels of other-than-temporary impairment in its investments in private label mortgage-backed securities due to continued weakness in the housing market. The FHLB has taken steps to preserve capital and increase the balance of restricted retained earnings available to protect members’ paid-in-capital from the effects of adverse credit events, and its capital-to-assets ratio was well above regulatory requirements at June 30, 2010.  Additionally, the FHLB has access to a high level of government support to maintain liquidity and access to funding. The Company expects to recover the full amount invested in FHLB stock and does not consider its investment to be impaired at June 30, 2010.

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets. The Company’s investments in these funds totaled $37.5 million at June 30, 2010, $37.4 million at December 31, 2009 and $38.7 million at June 30, 2009. A summary of investments by fund type is provided below:

(in thousands)	June 30,	December 31,	June 30,
Fund Type	2010	2009	2009
Private equity and venture capital	$22,054	$22,530	$21,665
Real estate	9,545	8,148	10,133
Hedge	2,670	2,700	2,700
Other	3,198	4,038	4,192
Total	$37,467	$37,416	$38,690

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

Note 5.  Other Investments (Continued)

The Company recognized impairment totaling $30 thousand and $0.4 million on its investments in four funds during the three and six months ended June 30, 2010, respectively.  The Company recognized $0.4 million of impairment on private equity and hedge fund investments for the same periods in 2009. The table below provides information as of June 30, 2010 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

Alternative Investments Measured at Fair Value on a Nonrecurring Basis

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Private equity and venture capital (2)	$743	$45	None (1)	N/A
Real estate (3)	3,014	1,411	None (1)	N/A
Hedge (4)	670	—	(4)	65 days
Total	$4,427	$1,456

(1)	Fund makes periodic distributions of income but does not permit redemptions prior to the end of the investment term.

(2)	Fund invests in securities and other instruments of public and private companies, including corporations, partnerships, limited liability companies and joint ventures.

(3)	Fund invests in commercial, industrial and retail projects and select multi-family housing opportunities which are part of mixed use projects in low and moderate income neighborhoods.

(4)

Fund invests in hedge funds and other investment opportunities that may include funds with extended lock up periods, private equity funds, real estate funds or direct investments in private companies. Redemptions are subject to gates that restrict aggregate redemptions.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Commercial	$3,935,544	$4,335,052	$4,375,161
Commercial real estate mortgages	2,078,003	2,161,451	2,162,294
Residential mortgages	3,577,894	3,533,453	3,511,598
Real estate construction	629,902	835,589	1,116,154
Equity lines of credit	742,071	734,182	691,226
Installment loans	169,070	172,566	175,315
Lease financing	350,560	374,615	389,594
Loans and leases, excluding covered loans	11,483,044	12,146,908	12,421,342
Less: Allowance for loan and lease losses	(290,492)	(288,493)	(256,018)
Loans and leases, excluding covered loans, net	11,192,552	11,858,415	12,165,324

Covered loans	2,080,846	1,851,821	—
Less: Allowance for loan losses	(46,255)	—	—
Covered loans, net	2,034,591	1,851,821	—

Total loans and leases	$13,563,890	$13,998,729	$12,421,342
Total loans and leases, net	$13,227,143	$13,710,236	$12,165,324

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at June 30, 2010, California represented 88 percent of total loans outstanding and Nevada and New York represented 2 percent and 4 percent, respectively.  The remaining 6 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss sharing agreements and were $2.08 billion at June 30, 2010 and $1.85 billion as of December 31, 2009.  Covered loans, net of allowance for loan losses, were $2.03 billion as of June 30, 2010.  The increase in covered loans from December 31, 2009 was due to loans acquired in the FDIC-assisted acquisitions of FPB and SWB in the second quarter of 2010.

The Company evaluated the acquired loans from ICB, FPB and SWB and concluded that all loans, with the exception of a small population of acquired loans, would be accounted for under ASC 310-30.  Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments. Total covered loans of $2.08 billion as of June 30, 2010 consist of acquired impaired loans of $2.07 billion that are within the scope of ASC 310-30 and $10.4 million of acquired loans that are outside the scope of ASC 310-30.

As of the respective acquisition dates, the preliminary estimates of the contractually required payments receivable for all acquired impaired loans of FPB and SWB were $643.3 million, the cash flows expected to be collected were $378.9 million, and the fair value of the loans was $330.6 million.  These amounts were determined based on the estimated remaining life of the underlying loans, which included the effects of estimated prepayments. Fair value of the acquired loans include estimated credit losses, therefore, an allowance for loan losses is not recorded on the acquisition date.  Interest income is recognized on all acquired impaired loans through accretion of the difference between the carrying amount of the loans and their expected cash flows.  Certain amounts related to the acquired loans are preliminary estimates and adjustments to these amounts may occur as the Company finalizes its analysis of these loans.

Changes in the accretable yield for acquired impaired loans were as follows for the period from January 1, 2010 through June 30, 2010:

(in thousands)	Accretable Yield
Balance at January 1, 2010	$687,126
Additions	48,644
Accretion	(58,776)
Reclassifications to nonaccretable yield	(114,883)
Disposals and other	5,926
Balance at June 30, 2010	$568,037

Because of the short time period between the closing of the ICB acquisition and year-end 2009, certain 2009 amounts related to the acquired impaired ICB loans were preliminary estimates. In finalizing its analysis of these loans, the Company recorded adjustments to 2009 amounts that are reflected in the Disposals and other line of the above table.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of June 30, 2010, there were no nonaccrual covered loans.

The allowance for loan losses on covered loans was $46.3 million as of June 30, 2010.  In the second quarter of 2010, the Company recorded a provision expense of $46.5 million on covered loans accounted for under ASC 310-30 as a result of a decrease in projected interest cash flows due to the Company’s revised default forecasts, though the principal credit loss projections are expected to be in line with initial expectations.  The revisions of the default forecasts in the second quarter were based on the results of management’s review of the credit quality of the covered loans and the analysis of the loan performance data since the acquisition of covered loans.  The Company will continue updating the cash flow projections on a quarterly basis.

At acquisition date, the Company recorded an FDIC indemnification asset for its FDIC-assisted acquisition of ICB in December 2009 and FPB and SWB in May 2010.  The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans and OREO. The FDIC indemnification asset from all three acquisitions was $394.0 million at June 30, 2010. See Note 2, Business Combination, for further discussion of the FDIC indemnification asset.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of activity in the allowance for loan and lease losses on non-covered loans and reserve for off-balance sheet credit commitments:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Allowance for loan and lease losses
Balance, beginning of period	$292,799	$241,586	$288,493	$224,046
Provision for credit losses	32,000	70,000	87,000	120,000
Transfers (to) from reserve for off-balance sheet credit commitments	(812)	1,122	(1,970)	2,281
Charge-offs	(36,151)	(57,842)	(86,589)	(92,304)
Recoveries	2,656	1,152	3,558	1,995
Net loans charged-off	(33,495)	(56,690)	(83,031)	(90,309)
Balance, end of period	$290,492	$256,018	$290,492	$256,018

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$18,498	$21,544	$17,340	$22,703
Provision for credit losses/transfers	812	(1,122)	1,970	(2,281)
Balance, end of period	$19,310	$20,422	$19,310	$20,422

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Nonaccrual loans were $260.1 million at June 30, 2010, $388.7 million at December 31, 2009 and $378.3 million at June 30, 2009. Total impaired loans were $262.0 million at June 30, 2010, $375.7 million at December 31, 2009 and $365.3 million at June 30, 2009.  At June 30, 2010, there were $251.8 million of impaired loans included in nonaccrual loans, with an allowance allocation of $26.5 million. The remaining $8.3 million of nonaccrual loans at June 30, 2010 are loans under $500,000 that are not individually evaluated for impairment. Impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement. At December 31, 2009, there were $375.7 million of impaired loans which had an allowance of $55.8 million allocated to them.  At June 30, 2009, there were $365.3 million of impaired loans which had an allowance of $51.6 million allocated to them.  The average balance of impaired loans was $290.5 million and $318.9 million for the three and six months ended June 30, 2010, respectively.  Interest income is not recognized on impaired loans until the principal balances of these loans are paid off.

Troubled debt restructured loans were $27.5 million, before specific reserves of $3.9 million, at June 30, 2010. Troubled debt restructured loans were $11.2 million, before specific reserves of $1.0 million, at December 31, 2009. At June 30, 2009, the Company had no troubled debt restructured loans. There were no related commitments to lend additional funds on restructured loans at June 30, 2010.

Note 7. Other Real Estate Owned

At June 30, 2010, OREO was $153.3 million and included $98.8 million of covered OREO.  Covered OREO represents OREO covered by FDIC loss sharing agreements in the acquisitions of ICB, FPB and SWB.  At December 31, 2009, OREO was $113.9 million and included $60.6 million of covered OREO. At June 30, 2009, OREO was $18.1 million.  Excluding covered OREO, the Company recognized additions of $6.0 million, sales of $2.2 million, and valuation write-downs of $7.4 million in the three months ended June 30, 2010.  For the six months ended June 30, 2010, the Company recognized additions of $27.1 million, sales of $7.6 million, and valuation write-downs of $18.4 million.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income.  Under the loss sharing agreements, 80 percent of covered OREO expenses and valuation write-downs are reimbursable to the Company from the FDIC.  The portion of these expenses that are reimbursable is recorded in FDIC loss sharing income, net in the noninterest income section of the consolidated statements of income.

Note 8. Shareholders’ Equity

There were no purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act of 1934 during the six-month period ended June 30, 2010.

At June 30, 2010, the Corporation had 1.1 million shares of common stock reserved for issuance and 0.7 million shares of unvested restricted stock granted to employees and directors under share-based compensation programs.

On November 21, 2008, the Corporation received aggregate proceeds of $400 million from the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company’s common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the warrant was valued using an option valuation model.  The allocated values of the preferred stock and warrant were approximately $389.9 million and $10.1 million, respectively. Cumulative dividends on the preferred stock were payable quarterly at the rate of 5 percent for the first five years and increasing to 9 percent thereafter.  The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock.

Note 8. Shareholders’ Equity (Continued)

In December 2009, the Corporation repurchased $200 million, or 200,000 shares, of the TARP preferred stock that it had sold to the Treasury.  On March 3, 2010, the Corporation repurchased the remaining $200 million, or 200,000 shares, of TARP preferred stock. The repurchase on March 3, 2010 resulted in a one-time, after-tax, non-cash charge of $3.8 million.

On April 8, 2010, the Corporation repurchased its outstanding common stock warrant issued to the Treasury during the Corporation’s participation in the TARP Capital Purchase Program. The repurchase price of $18.5 million was recorded as a charge to additional paid-in capital.

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

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Basic EPS:
Net income attributable to City National Corporation	$41,318	$6,773	$57,016	$14,233
Less: Dividends on preferred stock	—	5,501	5,702	11,002
Net income available to common shareholders	$41,318	$1,272	$51,314	$3,231
Less: Earnings allocated to participating securities	535	55	635	143
Earning allocated to common shareholders	$40,783	$1,217	$50,679	$3,088

Weighted average common shares outstanding	52,012	50,416	51,852	49,028

Basic earnings per common share	$0.78	$0.02	$0.98	$0.06

Diluted EPS:
Earnings allocated to common shareholders (1)	$40,787	$1,217	$50,684	$3,088

Weighted average common shares outstanding	52,012	50,416	51,852	49,028
Dilutive effect of equity awards	530	135	484	110
Weighted average diluted common shares outstanding	52,542	50,551	52,336	49,138

Diluted earnings per common share	$0.78	$0.02	$0.97	$0.06

(1)         Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options and common stock warrant. Antidilutive stock options and common stock warrant are not included in the calculation of basic or diluted EPS. There were 1.5 million average outstanding stock options that were antidilutive for the three months ended June 30, 2010 and an average 0.1 million warrant compared to 3.3 million outstanding stock options and a 1.1 million warrant that were antidilutive for the same period in 2009.  On April 7, 2010, the Company repurchased the common stock warrant.  There were 2.2 million average outstanding stock options and an average 0.6 million common stock warrant that were antidilutive for the six month period ended June 30, 2010 compared to 3.6 million outstanding stock options and a 1.1 million warrant that were antidilutive for the same period in 2009.

Note 10. Share-Based Compensation

On June 30, 2010, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  No new awards will be granted under predecessor plans.  A description of the Plan is provided below. The compensation cost that has been recognized for all share-based awards was $4.2 million and $8.1 million for the three and six months ended June 30, 2010, respectively, and $3.7 million and $7.2 million for the three and six months ended June 30, 2009, respectively. The Company received $17.8 million and $0.5 million in cash for the exercise of stock options during the six months ended June 30, 2010 and 2009, respectively. The tax benefit recognized for share-based compensation arrangements in equity was $2.2 million for the six months ended June 30, 2010, compared with tax expense of $0.7 million for the six months ended June 30, 2009.

Plan Description

The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors.  No grants of performance shares, performance share units, performance units or stock appreciation rights had been made as of June 30, 2010. The purpose of the Plan is to promote the success of the Company by providing an additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interests through equity grants. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee (“Committee”). The participant is entitled to dividends and voting rights for all shares issued even though they are not vested. Restricted stock awards issued under predecessor plans vest over five years. The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of service, which may include disability or death. Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006. The Company generally issues treasury shares upon share option exercises.  All unexercised options expire 10 years from the grant date. At June 30, 2010, there were approximately 1.1 million shares available for future grants.

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

To estimate the fair value of stock option awards, the Company uses the Black-Scholes valuation method, which incorporates the assumptions summarized in the table below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted-average volatility	31.38%	31.44%	31.41%	31.42%
Dividend yield	0.69%	1.09%	0.73%	3.51%
Expected term (in years)	5.80	5.74	6.08	6.10
Risk-free interest rate	2.83%	3.29%	2.99%	2.81%

Note 10. Share-Based Compensation (Continued)

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the six months ended June 30, 2010 and 2009 were $16.86 and $6.50, respectively.  The total intrinsic values of options exercised during the six months ended June 30, 2010 and 2009 were $9.0 million and $125 thousand, respectively.

A summary of option activity and related information under the Plan for the six months ended June 30, 2010 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term

Outstanding at January 1, 2010	4,862	$49.64
Granted	539	50.28
Exercised	(493)	36.03
Forfeited or expired	(97)	45.05
Outstanding at June 30, 2010	4,811	$51.19	$30,895	5.90
Exercisable at June 30, 2010	3,033	$56.54	$10,703	4.27

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the six months ended June 30, 2010 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)

Unvested at January 1, 2010	1,861	$10.14
Granted	539	16.86
Vested	(541)	12.11
Forfeited	(81)	11.02
Unvested at June 30, 2010	1,778	$11.54

The number of options vested during the six months ended June 30, 2010 and 2009 were 540,653 and 415,304, respectively.  The total fair value of options vested during the six months ended June 30, 2010 and 2009 was $6.5 million and $6.7 million, respectively. As of June 30, 2010, there was $16.3 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Note 10. Share-Based Compensation (Continued)

The Plan provides for granting of restricted shares of Company stock to employees. In general, twenty-five percent of the restricted stock vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The restricted stock is subject to forfeiture until the restrictions lapse or terminate.  A summary of changes in restricted stock and related information for the six months ended June 30, 2010 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock	(in thousands)	(per share)

Unvested at January 1, 2010	610	$46.79
Granted	209	50.55
Vested	(110)	66.92
Forfeited	(26)	44.94
Unvested at June 30, 2010	683	$44.78

Restricted stock is valued at the closing price of the Company’s stock on the date of award.  The weighted-average grant-date fair values of restricted stock granted during the six months ended June 30, 2010 and 2009 were $50.55 and $27.48, respectively. The number of restricted shares vested during the six months ended June 30, 2010 and 2009 were 110,071 and 95,007, respectively. The total fair value of restricted stock vested during the six months ended June 30, 2010 and 2009 was $7.4 million and $6.7 million, respectively.  The compensation expense related to restricted stock for the six months ended June 30, 2010 and 2009 was $4.0 million and $3.7 million, respectively. As of June 30, 2010, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $21.4 million. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Note 11. Derivative Instruments

The following table summarizes the fair value and balance sheet classification of derivative instruments as of June 30, 2010 and June 30, 2009.  The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties.  If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Fair Values of Derivative Instruments

	June 30, 2010			June 30, 2009
(in millions)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (1)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (1)

Derivatives designated as hedging instruments
Interest rate swaps - fair value:
Certificates of deposit	$10.0	$0.5	$—	$20.0	$1.3	$—
Long-term and subordinated debt	358.2	27.8	—	362.4	29.2	—
Total fair value contracts	$368.2	$28.3	$—	$382.4	$30.5	$—

Interest rate swaps - cash flow:
U.S. Dollar LIBOR based loans	$50.0	$0.3	$—	$200.0	$9.2	$—
Prime based loans	50.0	0.6	—	125.0	3.4	—
Total cash flow contracts	$100.0	$0.9	$—	$325.0	$12.6	$—

Total derivatives designated as hedging instruments	$468.2	$29.2	$—	$707.4	$43.1	$—

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$979.2	$29.0	$29.6	$822.6	$11.0	$10.3
Interest-rate caps, floors and collars	179.3	0.4	0.4	133.2	0.4	0.4
Options purchased	2.0	0.1	0.1	2.0	0.1	0.1
Options written	2.0	—	—	2.0	—	—
Total interest-rate contracts	$1,162.5	$29.5	$30.1	$959.8	$11.5	$10.8

Equity index futures	$—	$—	$—	$1.7	$0.1	$—

Foreign exchange contracts:
Spot and forward contracts	$237.9	$6.0	$5.7	$222.4	$3.6	$3.3
Options purchased	71.9	0.1	0.1	10.3	0.3	0.3
Options written	71.9	1.5	1.5	10.3	—	—
Total foreign exchange contracts	$381.7	$7.6	$7.3	$243.0	$3.9	$3.6

Total derivatives not designated as hedging instruments	$1,544.2	$37.1	$37.4	$1,204.5	$15.5	$14.4

(1)         Derivative assets include the estimated gain to settle a derivative contract plus net interest receivable.  Derivative liabilities include the estimated loss to settle a derivative contract.

Derivatives Designated as Hedging Instruments

As of June 30, 2010, the Company had $468.2 million notional amount of interest-rate swaps, of which $368.2 million were designated as fair value hedges and $100.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $28.3 million resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $26.6 million. The remaining $1.7 million of fair value represents net interest receivable.  The net positive fair value of cash flow hedges of variable-rate loans of $0.9 million resulted in other assets of $0.6 million and other comprehensive income of $0.3 million, after tax, as of June 30, 2010.  AOCI also includes a net deferred gain of $3.6 million related to cash flow hedges that were terminated prior to their maturity dates for which the hedged transactions have yet to occur.  The remaining $0.3 million of fair value represents net interest receivable.

Note 11. Derivative Instruments (Continued)

As of June 30, 2009, the Company had $707.4 million notional amount of interest-rate swaps, of which $382.4 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $30.5 million resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $28.9 million. The remaining $1.6 million of fair value represents net interest receivable. The positive fair value of cash flow hedges of variable-rate loans of $12.6 million resulted in other assets of $11.7 million and other comprehensive income of $6.8 million, after tax, as of June 30, 2009.  AOCI also included a net deferred gain of $0.2 million related to cash flow hedges that were terminated prior to their maturity dates for which the hedged transactions had yet to occur. The remaining $0.9 million of fair value represents net interest receivable.

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap agreements contain credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required varies by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit rating on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2010 was $12.0 million. The Company was not required to deliver collateral because the net liability position did not exceed the exposure threshold amount at the Company’s current credit rating.

The Company’s interest-rate swaps had $6.0 million and $12.5 million of credit risk exposure at June 30, 2010 and June 30, 2009, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date.  Collateral valued at $14.1 million and $20.1 million had been received from swap counterparties at June 30, 2010 and June 30, 2009, respectively.  Additionally, the Company had delivered collateral valued at $6.5 million to a counterparty at June 30, 2010.

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense.  The impact of interest-rate swaps on interest income and interest expense for the three and six months ended June 30, 2010 and 2009 is provided below:

(in millions) Derivative Instruments Designated	Location in Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Statements of Income	2010	2009	2010	2009
Interest-rate swaps-fair value	Interest expense	$(4.3)	$(3.8)	$(8.7)	$(6.9)
Interest-rate swaps-cash flow	Interest income	2.6	2.9	5.6	5.8
Total income		$6.9	$6.7	$14.3	$12.7

Fair value and cash flow interest-rate swaps increased net interest income by $6.9 million and $14.3 million for the three and six months ended June 30, 2010, respectively, and increased net interest income by $6.7 million and $12.7 million for the same periods in 2009.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. The amount of gains on cash flow hedges reclassified from AOCI to interest income for the three and six months ended June 30, 2010 was $2.6 million and $5.6 million, respectively, and $2.9 million and $5.8 million for the same periods in 2009.  Within the next 12 months, $0.6 million of other comprehensive income is expected to be reclassified into interest income. Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in Other noninterest income in the consolidated statements of income.

Note 11.  Derivative Instruments (Continued)

The amount of after-tax loss on the change in fair value of cash flow hedges recognized in AOCI was $4.0 million (net of taxes of $2.9 million) for the six months ended June 30, 2010, compared with an after-tax gain of $0.1 million (net of taxes of $0.1 million) for the same period of 2009.

The amount of hedge ineffectiveness on cash flow hedges was nominal at June 30, 2010.

Derivatives Not Designated as Hedging Instruments

Derivative contracts not designated as hedges are marked-to-market each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income.  The table below provides the amount of gains and losses on these derivative contracts for the six months ended June 30, 2010 and 2009:

(in millions) Derivatives Not Designated as	Location in Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Instruments	Statements of Income	2010	2009	2010	2009
Interest-rate contracts	Other noninterest income	$(0.8)	$1.0	$(0.9)	$1.3
Equity index futures	Other noninterest income	—	(0.4)	(0.1)	(0.1)
Foreign exchange contracts	International services income	5.8	4.9	10.5	8.8
Total income		$5.0	$5.5	$9.5	$10.0

Note 12. Income Taxes

The Company recognized an income tax benefit of $2.9 million and $1.0 million for the three-month period ended June 30, 2010 and 2009, respectively, and income tax expense of $1.6 million and $0.6 million for the six-month period ended June 30, 2010 and 2009, respectively.  The income tax benefit for the second quarter of 2010 includes a $19 million tax litigation settlement with the California Franchise Tax Board, offset by expense of $4.3 million relating to revisions to certain deferred tax accounts.  In May 2010, the Company and the California Franchise Tax Board closed its audits for the years 1998 through 2004 and settled litigation related to various refund claims and other pending matters under review.  Under the terms of the settlement, the Company received $29 million in tax credits, which added approximately $19 million to the Company’s net income in the second quarter of 2010.  In the second quarter of 2010, the Company recorded an adjustment to correct certain deferred tax accounts related to revisions of book and tax basis differences established in previous years related to its wealth management affiliates, low income housing investments and fixed assets.  The net effect of the adjustment was a reduction of the deferred tax asset and a corresponding tax expense of $4.3 million.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized approximately $0.6 million and $0.5 million of interest and penalties expense for the six months ended June 30, 2010 and 2009, respectively. The Company had approximately $2.1 million, $5.5 million and $6.7 million of accrued interest and penalties as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

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

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of June 30, 2010, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

Note 13. Retirement Plans

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $2.3 million and $4.4 million for the three and six months ended June 30, 2010 respectively. Profit sharing and matching contribution expense was $1.3 million and $2.0 million for the same periods in 2009, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) for one of its executive officers.  The SERP meets the definition of a pension plan under ASC Topic 960, Plan Accounting — Defined Benefit Pension Plans.  At June 30, 2010, there was a $5.1 million unfunded pension liability related to the SERP.  Pension expense for the three and six months ended June 30, 2010 was $0.2 million and $0.4 million, respectively.   Pension expense for the three and six months ended June 30, 2009 was $0.2 million and $0.4 million, respectively.

There is also a SERP covering three former executives of the Pacific Bank, which the Company acquired in 2000.  As of June 30, 2010, there was an unfunded pension liability for this SERP of $2.3 million.  Expense for the three months ended June 30, 2010 and 2009 was insignificant. Expense for the six months ended June 30, 2010 and 2009 was $0.1 million.

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

Note 15. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits.  The balance of the investments in these entities was $102.0 million, $93.4 million and $96.4 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $22.2 million at June 30, 2010. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Of the affordable housing investments held as of June 30, 2010, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $7.4 million aggregate carrying value of these investments at June 30, 2010. There were no unfunded commitments for these affordable housing investments at June 30, 2010.

Note 15. Variable Interest Entities (Continued)

The Company also has ownership interests in several private equity investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $37.5 million, $37.4 million and $38.7 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

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

As of June 30, 2010, affiliate noncontrolling owners held equity interests with an estimated fair value of $47.6 million.  This estimate reflects the maximum obligation to purchase equity interests in the affiliates.  The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time.  The terms of the put provisions vary by agreement, but the value of the put is intended to equal or approximate the fair market value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of an interest holder.

The following is a reconciliation of redeemable noncontrolling interest for the six months ended June 30, 2010 and 2009:

	For the six months ended June 30,
(in thousands)	2010	2009
Balance, beginning of period	$51,381	$44,811
Net income (loss)	1,230	(1,057)
Distributions to noncontrolling interest	(1,266)	(1,465)
Additions and redemptions, net	(4,771)	(5,252)
Adjustments to fair value	1,048	(285)
Balance, end of period	$47,622	$36,752

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

The Other segment includes all other subsidiaries of the Company, the corporate departments, including the Treasury Department and the Asset Liability Funding Center, that have not been allocated to the other segments, and inter-segment eliminations for revenue recognized in multiple segments for management reporting purposes. The Company uses traditional matched-maturity funds transfer pricing methodology.  However, both positive and negative variances occur over time when transfer pricing non-maturing balance sheet items such as demand deposits.  These variances, offset in the Funding Center, are evaluated annually by management and allocated back to the business segments as deemed necessary.

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

Note 17. Segment Results (Continued)

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

	For the three months ended June 30, 2010
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$172,521	$372	$9,105	$181,998
Provision for credit losses on loans and leases, excluding covered loans	32,000	—	—	32,000
Provision for losses on covered loans	46,516	—	—	46,516
Noninterest income	99,046	40,178	(16,697)	122,527
Depreciation and amortization	3,393	1,538	3,560	8,491
Noninterest expense	156,089	36,665	(14,667)	178,087
Income before income taxes	33,569	2,347	3,515	39,431
Provision (benefit) for income taxes	14,099	802	(17,760)	(2,859)
Net income	19,470	1,545	21,275	42,290
Less: Net income attributable to noncontrolling interest	—	437	535	972
Net income attributable to City National Corporation	$19,470	$1,108	$20,740	$41,318

Selected Average Balances:
Loans and leases, excluding covered loans	$11,515,926	$—	$65,994	$11,581,920
Covered loans	2,002,893	—	—	2,002,893
Total assets	14,174,269	555,816	6,069,102	20,799,187
Deposits	16,963,504	48,171	588,623	17,600,298
Goodwill	318,340	161,642	—	479,982
Customer-relationship intangibles, net	11,407	30,922	—	42,329

Note 17. Segment Results (Continued)

	For the three months ended June 30, 2009
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$154,384	$798	$394	$155,576
Provision for credit losses	70,000	—	—	70,000
Noninterest income	39,818	32,501	(8,062)	64,257
Depreciation and amortization	3,079	1,400	3,142	7,621
Noninterest expense	116,909	32,269	(12,665)	136,513
Income (loss) before income taxes	4,214	(370)	1,855	5,699
Provision (benefit) for income taxes	1,770	110	(2,866)	(986)
Net income (loss)	2,444	(480)	4,721	6,685
Less: Net income (loss) attributable to noncontrolling interest	—	(630)	542	(88)
Net income attributable to City National Corporation	$2,444	$150	$4,179	$6,773

Selected Average Balances:
Loans and leases	$12,295,358	$—	$58,902	$12,354,260
Total assets	12,441,336	571,729	4,356,246	17,369,311
Deposits	12,711,298	72,929	1,239,048	14,023,275
Goodwill	317,801	141,617	—	459,418
Customer-relationship intangibles, net	9,763	28,306	—	38,069

	For the six months ended June 30, 2010
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$341,145	$705	$15,653	$357,503
Provision for credit losses on loans and leases, excluding covered loans	87,000	—	—	87,000
Provision for losses on covered loans	46,516	—	—	46,516
Noninterest income	144,306	80,251	(25,157)	199,400
Depreciation and amortization	6,694	3,507	7,084	17,285
Noninterest expense	301,446	71,923	(28,142)	345,227
Income before income taxes	43,795	5,526	11,554	60,875
Provision (benefit) for income taxes	18,394	1,804	(18,639)	1,559
Net income	25,401	3,722	30,193	59,316
Less: Net income attributable to noncontrolling interest	—	1,230	1,070	2,300
Net income attributable to City National Corporation	$25,401	$2,492	$29,123	$57,016

Selected Average Balances:
Loans and leases, excluding covered loans	$11,698,338	$—	$63,784	$11,762,122
Covered loans	1,918,481	—	—	1,918,481
Total assets	14,317,251	500,428	5,717,008	20,534,687
Deposits	16,604,189	47,771	582,300	17,234,260
Goodwill	318,340	161,642	—	479,982
Customer-relationship intangibles, net	12,041	31,544	—	43,585

Note 17. Segment Results (Continued)

	For the six months ended June 30, 2009
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$303,230	$1,244	$(4,001)	$300,473
Provision for credit losses	120,000	—	—	120,000
Noninterest income	81,883	68,757	(39,088)	111,552
Depreciation and amortization	6,501	2,614	6,341	15,456
Noninterest expense	223,216	65,028	(26,581)	261,663
Income (loss) before income taxes	35,396	2,359	(22,849)	14,906
Provision (benefit) for income taxes	14,866	1,435	(15,655)	646
Net income (loss)	20,530	924	(7,194)	14,260
Less: Net income (loss) attributable to noncontrolling interest	—	(1,056)	1,083	27
Net income (loss) attributable to City National Corporation	$20,530	$1,980	$(8,277)	$14,233

Selected Average Balances:
Loans and leases	$12,313,450	$—	$61,264	$12,374,714
Total assets	12,464,990	584,280	3,843,652	16,892,922
Deposits	12,115,519	74,213	1,245,726	13,435,458
Goodwill	317,801	141,651	—	459,452
Customer-relationship intangibles, net	10,265	28,636	—	38,901

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			June 30, 2010 from
	June 30,	March 31,	June 30,	March 31,	June 30,
(in thousands, except per share amounts) (1)	2010	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Net income atrributable to City National Corporation	$41,318	$15,698	$6,773	163%	510%
Net income available to common shareholders	41,318	9,996	1,272	313	3,148
Net income per common share, basic	0.78	0.19	0.02	311	3,800
Net income per common share, diluted	0.78	0.19	0.02	311	3,800
Dividends per common share	0.10	0.10	0.10	—	—

At Quarter End
Assets	$21,231,447	$20,066,475	$17,660,785	6	20
Securities	4,890,430	3,996,886	3,468,463	22	41
Loans and leases, excluding covered loans	11,483,044	11,689,536	12,421,342	(2)	(8)
Covered loans (2)	2,034,591	1,803,048	—	13	NM
Deposits	17,972,913	16,963,729	14,498,251	6	24
Common shareholders’ equity	1,901,771	1,838,222	1,757,438	3	8
Total equity	1,926,960	1,863,411	2,173,916	3	(11)
Book value per common share	36.51	35.43	34.14	3	7

Average Balances
Assets	$20,799,187	$20,267,248	$17,369,311	3	20
Securities	4,243,756	4,036,435	3,364,194	5	26
Loans and leases, excluding covered loans	11,581,920	11,944,326	12,354,260	(3)	(6)
Covered loans (2)	2,002,893	1,833,131	—	9	NM
Deposits	17,600,298	16,864,155	14,023,275	4	26
Common shareholders’ equity	1,856,446	1,843,808	1,729,584	1	7
Total equity	1,881,635	2,003,150	2,145,859	(6)	(12)

Selected Ratios
Return on average assets (annualized)	0.80%	0.31%	0.16%	158	400
Return on average common shareholders’ equity (annualized)	8.93	2.20	0.29	306	2,979
Corporation’s tier 1 leverage	7.96	8.03	10.16	(1)	(22)
Corporation’s tier 1 risk-based capital	11.69	11.44	12.35	2	(5)
Corporation’s total risk-based capital	14.68	14.42	14.18	2	4
Period-end common shareholders’ equity to period-end assets	8.96	9.16	9.95	(2)	(10)
Period-end total equity to period-end assets	9.08	9.29	12.31	(2)	(26)
Dividend payout ratio, per common share	12.71	52.16	383.66	(76)	(97)
Net interest margin	3.93	3.97	3.98	(1)	(1)
Expense to revenue ratio (3)	55.29	62.24	63.80	(11)	(13)

Asset Quality Ratios (4)
Nonaccrual loans to total loans and leases	2.27%	2.82%	3.05%	(20)	(26)
Nonaccrual loans and OREO to total loans and leases and OREO	2.73	3.30	3.19	(17)	(14)
Allowance for loan and lease losses to total loans and leases	2.53	2.50	2.06	1	23
Allowance for loan and lease losses to nonaccrual loans	111.68	88.72	67.68	26	65
Net charge-offs to average loans (annualized)	(1.16)	(1.68)	(1.84)	(31)	(37)

At Quarter End
Assets under management (5)	$34,172,272	$35,783,366	$30,286,415	(5)	13
Assets under management or administration (5)	54,613,807	55,844,305	47,838,854	(2)	14

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

(5)          Excludes $12.88 billion, $12.70 billion and $7.48 billion of assets under management for the asset manager in which the Company holds a noncontrolling ownership interest as of June 30, 2010, March 31, 2010, and June 30, 2009, respectively. Also excludes $1.94 billion and $2.09 billion of assets under management and administration as of June 30, 2010 and March 31, 2010, respectively, for an asset manager that the Company deconsolidated effective November 1, 2009.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” on page 75 in connection with “forward-looking” statements included in this report.

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

RECENT DEVELOPMENTS

On April 8, 2010, the Company repurchased its outstanding common stock warrant issued to the United States Department of the Treasury (“Treasury”) during the Company’s participation in the TARP Capital Purchase Program. The common stock warrant was originally issued in November 2008.  The repurchase price of $18.5 million was recorded as a charge to additional paid-in capital.

On May 7, 2010, the Bank acquired the banking operations of 1st Pacific Bank of California (“FPB”) in a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”). Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $318.6 million in assets and assumed $264.2 million in liabilities.  The Bank acquired most of FPB’s assets, including loans with a fair value of $202.8 million, and assumed deposits with a fair value of $237.2 million.  The acquired loans and OREO are subject to a loss-sharing agreement with the FDIC.

On May 28, 2010, the Bank acquired the banking operations of Sun West Bank (“SWB”) in Nevada in a purchase and assumption agreement with the FDIC.  Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $340.0 million in assets and assumed $310.1 million in liabilities.  The Bank acquired most of SWB’s assets, including loans with a fair value of $127.6 million, and assumed deposits with a fair value of $304.3 million. The acquired loans and OREO are subject to a loss-sharing agreement with the FDIC.

Effective July 1, 2010, the Company will be ending its participation in the FDIC’s Transaction Account Guarantee program. Under this FDIC program, all non-interest bearing transaction accounts and certain interest-bearing checking accounts where the interest rate cannot exceed 0.50 percent are fully guaranteed by the FDIC for the full amount in the account. Coverage under this program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.  Effective July 1, 2010, the standard FDIC deposit insurance coverage became applicable again to all of the Company’s depositors.

HIGHLIGHTS

•       For the quarter ended June 30, 2010, consolidated net income attributable to City National Corporation and consolidated net income available to common shareholders was $41.3 million, or $0.78 per diluted common share. For the year-earlier quarter, consolidated net income attributable to City National Corporation was $6.8 million and consolidated net income available to common shareholders was $1.3 million, or $0.02 per diluted common share. The increase in net income available to common shareholders is primarily due to higher net interest income resulting from the Company’s acquisition of Imperial Capital Bank (“ICB”) in December 2009 and acquisitions of FPB and SWB in May 2010, as well as a $25.2 million gain on acquisitions recognized in the second quarter of 2010.  Net income available to common shareholders in the second quarter of 2010 also includes net tax benefits of $14.7 million, which are primarily related to a favorable tax litigation settlement.  See the “Income Taxes” section of the Management’s Discussion and Analysis for further discussion.

•       Revenue, which consists of net interest income and noninterest income, was $304.5 million for the second quarter of 2010, an increase of 39 percent from $219.8 million in the year-earlier quarter.  Revenue was up 21 percent from the first quarter of 2010.

•       Fully taxable-equivalent net interest and dividend income increased to $185.3 million for the second quarter of 2010, up 17 percent from the same period last year and 4 percent from the first quarter of 2010.

•       The Company’s net interest margin was 3.93 percent for the second quarter of 2010, down from 3.97 percent for the first quarter of 2010 and 3.98 percent from the same quarter of 2009 due largely to strong growth in deposits, which were invested in lower-yielding assets.

•       Noninterest income was $122.5 million for the second quarter of 2010, an increase of 91 percent from $64.3 million for the year-earlier quarter, due largely to gains recognized on the acquisition of FPB and SWB in the second quarter of 2010.  It also included $28.3 million of income from the Company’s loss sharing agreement with the FDIC for its acquisitions of ICB, FPB and SWB.

•       In the second quarter of 2010, the Company recorded a non-cash net impairment charge of $24.4 million for FDIC-covered loans acquired from ICB.

•       Second quarter noninterest expense was $186.6 million, up 29 percent from the second quarter of 2009 and 6 percent from the year-earlier quarter.  The increase was due largely to the acquisitions of ICB, FPB and SWB.  It also reflects increased compensation expense, legal and professional fees, and OREO expense.

•       The Company recognized a tax benefit of $2.9 million compared to a tax provision of $4.4 million in the first quarter of 2010.  The tax benefit for the second quarter of 2010 was primarily attributable to a favorable tax litigation settlement with the California Franchise Tax Board and revisions to certain deferred tax accounts.

•       Total assets were $21.23 billion at June 30, 2010, up 1 percent from $21.08 billion at December 31, 2009, and up 20 percent from $17.66 billion at June 30, 2009. The increase from the year-ago period largely reflected the Company’s strong deposit growth as well as its acquisitions of ICB, FPB and SWB. Total average assets increased to $20.80 billion for the second quarter of 2010 from $20.27 billion for the first quarter of 2010 and $17.37 billion for the second quarter of 2009.

•       Loans and leases, excluding loans covered by the Company’s loss-sharing agreement with the FDIC, total $11.48 billion, a decrease of 5 percent from December 31, 2009 and 8 percent from June 30, 2009.  Average loans for the second quarter of 2010, on the same basis, were $11.58 billion, down 3 percent from the first quarter of 2010 and 6 percent from the year-earlier quarter.  The declines reflected low loan demand due to current business and economic conditions.

•       The allowance for loan and lease losses on non-FDIC-covered loans was $290.5 million at June 30, 2010, compared with $292.8 million at March 31, 2010 and $256.0 million at June 30, 2009. The Company’s allowance equals 2.53 percent of total loans and leases, excluding covered loans, at June 30, 2010, compared with 2.50 percent at March 31, 2010 and 2.06 percent at June 30, 2009.

•       The Company recognized a provision for credit losses on loans and leases, excluding covered loans, of $32.0 million for the second quarter of 2010, 42 percent lower than the $55.0 million in the first quarter of 2010 and 54 percent lower than the $70.0 million in the year-ago period.  Net loan charge-offs were $33.5 million, or 1.16 percent of average total loans and leases, excluding covered loans, on an annualized basis, for the second quarter of 2010, down from $49.5 million, or 1.68 percent, for the first quarter of 2010, and $56.7 million, or 1.84 percent, in the year-earlier quarter.

•       Nonaccrual loans totaled $260.1 million at June 30, 2010, down from $330.0 million at March 31, 2010 and $378.3 million at June 30, 2009. At June 30, 2010, nonperforming assets, excluding covered assets, were $314.6 million, compared with $388.0 million at March 31, 2010, and $396.3 million at June 30, 2009.

•       Average securities for the second quarter of 2010 totaled $4.24 billion, an increase of 5 percent from $4.04 billion for the first quarter of 2010 and an increase of 26 percent from $3.36 billion for the second quarter of 2009, as increased deposits and capital were invested in high-grade, fixed-income instruments.

•       Period end deposits at June 30, 2010 were $17.97 billion, up 6 percent from $16.96 billion at March 31, 2010 and 24 percent from $14.50 billion at June 30, 2009.  Average deposit balances for the second quarter of 2010 grew to $17.60 billion, up 4 percent from $16.86 billion for the first quarter of 2010 and up 26 percent from $14.02 billion for the second quarter of 2009.  Average core deposits grew 29 percent from the second quarter of 2009, and now amount to approximately 93 percent of total average deposit balances.  Increases in deposits from prior periods are primarily attributable to the deposits assumed in the acquisitions of ICB, FPB and SWB.

•       The Company’s ratio of total capital to risk-based assets at June 30, 2010 improved to 14.7 percent, from 14.2 percent at June 30, 2009, and 14.4 percent at March 31, 2010.  The Company’s ratio of Tier 1 common shareholders’ equity to risk-based assets was 9.7 percent at June 30, 2010 compared with 9.3 percent at June 30, 2009 and 9.4 percent at March 31, 2010. Refer to the “Capital” section of Management’s Discussion and Analysis for further discussion of this non-GAAP measure.

OUTLOOK

Management expects significantly increased profitability in 2010 over 2009.

RESULTS OF OPERATIONS

Net Interest Income

 Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.  The following tables present the components of net interest income on a fully taxable-equivalent basis for the three and six months ended June 30, 2010 and 2009:

Net Interest Income Summary

	For the three months ended June 30, 2010			For the three months ended June 30, 2009
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,339,027	$48,716	4.50%	$4,720,874	$49,562	4.21%
Commercial real estate mortgages	2,098,471	29,241	5.59	2,177,735	30,889	5.69
Residential mortgages	3,541,794	47,477	5.36	3,454,042	47,555	5.51
Real estate construction	690,576	6,733	3.91	1,153,336	8,744	3.04
Equity lines of credit	743,220	6,631	3.58	674,091	5,809	3.46
Installment	168,832	2,171	5.16	174,182	2,191	5.05
Total loans and leases, excluding covered loans (3)	11,581,920	140,969	4.88	12,354,260	144,750	4.70
Covered loans	2,002,893	34,540	6.90	—	—	0.00
Total loans and leases	13,584,813	175,509	5.18	12,354,260	144,750	4.70
Due from banks - interest-bearing	701,175	424	0.24	195,141	291	0.60
Federal funds sold and securities purchased under resale agreements	213,220	135	0.25	14,925	9	0.23
Securities available-for-sale	4,189,723	34,311	3.28	3,251,772	33,138	4.08
Trading securities	54,033	24	0.18	112,422	380	1.36
Other interest-earning assets	147,925	663	1.80	74,781	644	3.45
Total interest-earning assets	18,890,889	211,066	4.48	16,003,301	179,212	4.49
Allowance for loan and lease losses	(308,468)			(245,639)
Cash and due from banks	240,871			323,944
Other non-earning assets	1,975,895			1,287,705
Total assets	$20,799,187			$17,369,311

Liabilities and Equity (2)
Interest-bearing deposits
Interest checking accounts	$2,385,831	$1,413	0.24	$1,388,417	$1,008	0.29
Money market accounts	5,364,960	7,631	0.57	4,111,173	8,765	0.86
Savings deposits	300,720	338	0.45	221,564	409	0.74
Time deposits - under $100,000	413,636	859	0.83	220,489	783	1.42
Time deposits - $100,000 and over	1,146,787	2,343	0.82	1,311,472	5,103	1.56
Total interest-bearing deposits	9,611,934	12,584	0.53	7,253,115	16,068	0.89

Federal funds purchased and securities sold under repurchase agreements	182,936	1,704	3.74	472,246	2,084	1.77
Other borrowings	803,793	11,517	5.75	493,429	2,148	1.75
Total interest-bearing liabilities	10,598,663	25,805	0.98	8,218,790	20,300	0.99
Noninterest-bearing deposits	7,988,364			6,770,160
Other liabilities	330,525			234,502
Total equity	1,881,635			2,145,859
Total liabilities and equity	$20,799,187			$17,369,311

Net interest spread			3.50%			3.50%
Fully taxable-equivalent net interest and dividend income		$185,261			$158,912
Net interest margin			3.93%			3.98%
Less: Dividend income included in other income		663			644
Fully taxable-equivalent net interest income		$184,598			$158,268

(1)   Net interest income is presented on a fully taxable-equivalent basis.

(2)   Certain prior period balances have been reclassified to conform to the current period presentation.

(3)   Includes average nonaccrual loans of $292,422 and $353,445 for 2010 and 2009, respectively.

(4)   Loan income includes loan fees of $5,555 and $3,916 for 2010 and 2009, respectively.

Net Interest Income Summary

	For the six months ended			For the six months ended
	June 30, 2010			June 30, 2009
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,448,517	$97,359	4.41%	$4,738,282	$99,020	4.21%
Commercial real estate mortgages	2,124,539	58,358	5.54	2,188,903	62,027	5.71
Residential mortgages	3,532,018	94,973	5.38	3,430,351	95,115	5.55
Real estate construction	748,735	14,105	3.80	1,192,291	18,465	3.12
Equity lines of credit	738,989	13,074	3.57	652,093	11,080	3.43
Installment	169,324	4,324	5.15	172,794	4,354	5.08
Total loans and leases, excluding covered loans (3)	11,762,122	282,193	4.84	12,374,714	290,061	4.73
Covered loans	1,918,481	64,046	6.68	—	—	0.00
Total loans and leases	13,680,603	346,239	5.10	12,374,714	290,061	4.73
Due from banks - interest-bearing	489,140	770	0.32	164,875	446	0.54
Federal funds sold and securities purchased under resale agreements	129,902	157	0.24	12,997	15	0.23
Securities available-for-sale	4,082,539	68,001	3.33	2,779,547	59,924	4.31
Trading securities	58,129	(28)	(0.09)	113,740	435	0.77
Other interest-earning assets	147,337	1,299	1.78	74,890	1,287	3.46
Total interest-earning assets	18,587,650	416,438	4.52	15,520,763	352,168	4.58
Allowance for loan and lease losses	(301,618)			(240,708)
Cash and due from banks	269,736			329,390
Other non-earning assets	1,978,919			1,283,477
Total assets	$20,534,687			$16,892,922

Liabilities and Equity (2)
Interest-bearing deposits
Interest checking accounts	$2,311,040	$2,733	0.24	$1,244,049	$1,875	0.30
Money market accounts	5,110,475	15,075	0.59	4,004,548	18,477	0.93
Savings deposits	343,486	967	0.57	193,723	674	0.70
Time deposits - under $100,000	484,464	1,711	0.71	227,416	2,066	1.83
Time deposits - $100,000 and over	1,192,543	5,262	0.89	1,386,995	12,537	1.82
Total interest-bearing deposits	9,442,008	25,748	0.55	7,056,731	35,629	1.02

Federal funds purchased and securities sold under repurchase agreements	241,249	3,639	3.04	596,959	4,263	1.44
Other borrowings	807,779	22,979	5.74	509,666	5,002	1.98
Total interest-bearing liabilities	10,491,036	52,366	1.01	8,163,356	44,894	1.11
Noninterest-bearing deposits	7,792,252			6,378,726
Other liabilities	309,342			252,446
Total equity	1,942,057			2,098,394
Total liabilities and equity	$20,534,687			$16,892,922

Net interest spread			3.51%			3.47%
Fully taxable-equivalent net interest and dividend income		$364,072			$307,274
Net interest margin			3.95%			3.99%
Less: Dividend income included in other income		1,299			1,287
Fully taxable-equivalent net interest income		$362,773			$305,987

(1)   Net interest income is presented on a fully taxable-equivalent basis.

(2)   Certain prior period balances have been reclassified to conform to the current period presentation.

(3)   Includes average nonaccrual loans of $328,806 and $318,096 for 2010 and 2009, respectively.

(4)   Loan income includes loan fees of $10,429 and $8,467 for 2010 and 2009, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities.  The following tables provide a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between the second quarter and first six months of 2010 and 2009, as well as the second quarter and first six months of 2009 and 2008.  The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes In Net Interest Income

	For the three months ended June 30,			For the three months ended June 30,
	2010 vs 2009			2009 vs 2008
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$15,187	$15,572	$30,759	$4,056	$(26,447)	$(22,391)
Securities available-for-sale	8,417	(7,244)	1,173	9,701	(5,301)	4,400
Due from banks - interest-bearing	392	(259)	133	318	(555)	(237)
Trading securities	(133)	(223)	(356)	42	(78)	(36)
Federal funds sold and securities purchased under resale agreements	125	1	126	23	(72)	(49)
Other interest-earning assets	426	(407)	19	(47)	(333)	(380)
Total interest-earning assets	24,414	7,440	31,854	14,093	(32,786)	(18,693)

Interest paid on:
Interest checking deposits	606	(201)	405	643	(1,146)	(503)
Money market deposits	2,278	(3,412)	(1,134)	1,444	(8,509)	(7,065)
Savings deposits	119	(190)	(71)	92	225	317
Time deposits	107	(2,791)	(2,684)	1,188	(5,160)	(3,972)
Other borrowings	94	8,895	8,989	(7,735)	(4,281)	(12,016)
Total interest-bearing liabilities	3,204	2,301	5,505	(4,368)	(18,871)	(23,239)
	$21,210	$5,139	$26,349	$18,461	$(13,915)	$4,546

(1) Includes covered loans.

	For the six months ended June 30,			For the six months ended June 30,
	2010 vs 2009			2009 vs 2008
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$32,254	$23,924	$56,178	$13,848	$(71,188)	$(57,340)
Securities available-for-sale	23,634	(15,557)	8,077	8,600	(6,813)	1,787
Due from banks - interest-bearing	567	(243)	324	552	(1,157)	(605)
Trading securities	(141)	(322)	(463)	217	(804)	(587)
Federal funds sold and securities purchased under resale agreements	141	1	142	43	(150)	(107)
Other interest-earning assets	839	(827)	12	(8)	(755)	(763)
Total interest-earning assets	57,294	6,976	64,270	23,252	(80,867)	(57,615)

Interest paid on:
Interest checking deposits	1,299	(441)	858	1,039	(2,088)	(1,049)
Money market deposits	4,348	(7,750)	(3,402)	3,128	(22,664)	(19,536)
Savings deposits	438	(145)	293	127	333	460
Time deposits	542	(8,172)	(7,630)	2,577	(12,944)	(10,367)
Other borrowings	(507)	17,860	17,353	(14,792)	(12,948)	(27,740)
Total interest-bearing liabilities	6,120	1,352	7,472	(7,921)	(50,311)	(58,232)
	$51,174	$5,624	$56,798	$31,173	$(30,556)	$617

(1) Includes covered loans.

Net interest income increased to $182.0 million for the second quarter of 2010 from $155.6 million for the second quarter of 2009 and $175.5 million for the first quarter of 2010.  The increase in net interest income was due primarily to strong growth in deposits which were invested in securities and the loans acquired in the acquisition of ICB in December 2009 and FPB and SWB in May 2010.  Interest income on loans increased from $143.7 million for the second quarter of 2009 to $174.4 million for the second quarter of 2010.

Total interest expense was $25.8 million and $20.3 million for the second quarter of 2010 and 2009, respectively.  Interest expense on deposits was $12.6 million for the second quarter of 2010 compared with $16.1 million for the year-earlier quarter, a 22 percent decrease. The decrease was a result of declining interest rates, partially offset by a 33 percent increase in average interest-bearing deposit balances from the second quarter of 2009 to the second quarter of 2010.  Interest expense on borrowings increased to $13.2 million for the second quarter of 2010 from $4.2 million for the same period in 2009. The increase was due to an increase in borrowings resulting from the issuance of $180 million of subordinated debt in the third quarter of 2009 and $250 million of trust preferred securities in December 2009.

The net settlement of interest-rate swaps increased interest income by $6.9 million for the second quarter of 2010, and increased interest income by $6.7 million for the year-earlier quarter.

Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, increased to $184.6 million for the second quarter of 2010 from $158.3 million for the second quarter of 2009 and $178.2 million for the first quarter of 2010.  The $26.3 million increase in fully taxable equivalent net interest income from the year ago quarter was primarily generated through loan and securities growth (volume variance) and was partially offset by a decrease in net interest income due to declining rates paid on interest-bearing liabilities (rate variance).  The yield on earning assets was 4.48 percent for the second quarter of 2010, down from 4.49 percent for the year-earlier quarter and 4.56 percent for the first quarter of 2010. The Company’s average prime rate for the quarter ending June 30, 2010 was 3.25 percent, unchanged from both March 31, 2010 and June 30, 2009. The average cost of interest-bearing liabilities decreased to 0.98 percent for the second quarter of 2010, down from 0.99 percent for the same period of 2009 and 1.04 percent for the first quarter of 2010.  Lower funding costs and growth in noninterest-bearing deposits reduced the impact of the 8 basis point decrease in the yield on earning assets compared with the first quarter of 2010.

The fully taxable net interest margin was 3.93 percent for the second quarter of 2010, down from 3.98 percent for the year-earlier quarter and 3.97 percent for the first quarter of 2010.  The decreases were largely due to strong growth in deposits, which were invested into lower-yielding assets.

Average loans and leases, excluding covered loans, decreased to $11.58 billion for the second quarter of 2010, a decrease of 6 percent from average loans and leases of $12.35 billion for the second quarter of 2009 and a decrease of 3 percent from $11.94 billion for the first quarter of 2010.  The declines reflect low loan demand due to challenging business and economic conditions.  Average commercial loans were down 8 percent from the same period last year and 5 percent from the first quarter of 2010. Average commercial real estate mortgages decreased by 4 percent from the prior year quarter and 2 percent from the first quarter of 2010. Average residential mortgage loans, nearly all of which are made to the Company’s private banking clients, increased 3 percent from the same quarter in 2009 and virtually unchanged from the first quarter of this year. Average construction loans decreased 40 percent and 14 percent from the prior year quarter and first quarter of 2010, respectively.  Average covered loans grew to $2.00 billion for the second quarter of 2010 from $1.83 billion in the first quarter of 2010 due to the acquisitions of FPB and SWB in May 2010.

Average total securities for the second quarter of 2010 were $4.24 billion, a 26 percent increase from the second quarter of 2009 and a 5 percent increase from the first quarter of 2010.  The increase in average securities from prior periods is due to strong deposit growth.

Average deposits totaled $17.60 billion for the second quarter of 2010, an increase of 26 percent from average deposits of $14.02 billion for the second quarter of 2009 and 4 percent from $16.86 billion for the first quarter of 2010.  Average core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, increased 29 percent to $16.45 billion for the second quarter of 2010 from $12.71 billion for the second quarter of 2009 and increased 5 percent from $15.63 billion for the first quarter of 2010. Average core deposits, which do not include certificates of deposit of $100,000 or more, represented 93 percent of the total average deposits for the second quarter of 2010.

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

The Company recorded expense of $32.0 million and $70.0 million through the provision for credit losses on loans and leases, excluding covered loans, in the quarters ended June 30, 2010 and 2009, respectively.  The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors.  Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition.  See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Nonaccrual loans totaled $260.1 million at June 30, 2010, down from $330.0 million at March 31, 2010 and $378.3 million at June 30, 2009.  The decrease in nonaccrual loans relates primarily to the real estate construction and commercial loan portfolios.  Commercial real estate mortgages on nonaccrual increased to $57.2 million as of June 30, 2010, from $36.1 million as of June 30, 2009, but decreased from $66.2 million as of March 31, 2010.  Total nonperforming assets, excluding covered assets, were $314.6 million, or 2.73 percent of total loans and leases and OREO, excluding covered assets, at June 30, 2010.  This compares with $388.0 million, or 3.30 percent, at March 31, 2010 and $396.3 million, or 3.19 percent, at June 30, 2009.

Net loan charge-offs were $33.5 million, or 1.16 percent of average total loans and leases, excluding covered loans, on an annualized basis, for the second quarter of 2010, down from $56.7 million, or 1.84 percent, in the year-earlier quarter and $49.5 million, or 1.68 percent in the first quarter of 2010. The decrease in net charge-offs from the second quarter of 2009 occurred primarily in the Company’s real estate construction portfolio.

Covered loans represent loans acquired from the FDIC that are subject to a loss sharing agreement, and are accounted for as acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).  Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.  If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. At June 30, 2010, there were no acquired impaired loans on nonaccrual status.

In the second quarter of 2010, the Company recorded a $46.5 million provision for loans losses on its covered loans accounted for under ASC 310-30.  The provision expense is primarily a result of a decrease in projected interest cash flows due to the Company’s revised default forecasts, though the principal credit loss projections are expected to be in line with initial expectations.  The second-quarter revisions of the default forecasts are based on the results of management’s review of the credit quality of the covered loans and the analysis of the loan performance data since the acquisition of the covered loans.  The Company will continue updating cash flow projections on the covered loans on a quarterly basis.  As of June 30, 2010, the allowance for loan losses for covered loans was $46.3 million.  The allowance is included in Covered loans on the consolidated balance sheets.

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

Noninterest Income

Noninterest income was $122.5 million in the second quarter of 2010, an increase of 91 percent from the second quarter of 2009 and 59 percent from the first quarter of 2010, due largely to gains of $25.2 million on the acquisitions of FPB and SWB, as well as $28.3 million of loss-sharing income for acquired assets covered by the FDIC recognized in the second quarter of 2010. Noninterest income accounted for 40 percent of the Company’s revenue in the current quarter, an increase from 29 percent for the year-earlier quarter and 30 percent for the first quarter of 2010.

Wealth Management

The Company provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank’s wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. A portion of these fees is based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Trust and investment fees of $34.0 million for the second quarter of 2010 were up 35 percent from the second quarter of 2009 as market conditions improved since the prior year, and increased slightly by 1 percent from the first quarter of 2010.  Money market mutual fund and brokerage fees were $5.5 million, down 18 percent from $6.6 million for the year-earlier quarter, but up 4 percent from $5.3 million for the first quarter of 2010.  The decline in money market mutual fund and brokerage fees from the prior year was due to lower balances, historically low rates on government and other quality short-term bonds, and reduced spreads and trading activity.

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

	At June 30,		%	At March 31,	%
(in millions)	2010	2009	Change	2010	Change
Assets Under Management	$34,172	$30,286	13	$35,783	(5)
Assets Under Administration
Brokerage	5,179	5,281	(2)	5,005	3
Custody and other fiduciary	15,263	12,272	24	15,056	1
Subtotal	20,442	17,553	16	20,061	2
Total assets under management or administration (1) (2)	$54,614	$47,839	14	$55,844	(2)

(1)

Excludes $12.88 billion, $12.70 billion and $7.48 billion of assets under management for an asset manager in which the Company held a noncontrolling ownership interest as of June 30, 2010, March 31, 2010 and June 30, 2009, respectively.

(2)

Excludes $1.94 billion and $2.09 billion of assets under management or administration as of June 30, 2010 and March 31, 2010, respectively, for an asset manager that the Company deconsolidated effective November 1, 2009.

AUM increased 13 percent from the year-earlier quarter and decreased 5 percent from the first quarter of 2010.  Assets under management or administration increased 14 percent from the year-earlier quarter and decreased 2 percent from the first quarter of 2010. The increase in AUM compared with the year-earlier quarter was primarily due to higher equity market values, higher assets under management at Convergent Wealth Advisors and the July 2009 acquisition of Lee Munder Capital Group (“LMCG”), which added $3.36 billion of AUM at the date of acquisition.  These increases were partially offset by a reduction in AUM resulting from the deconsolidation of a wealth management affiliate during the fourth quarter of 2009.

A distribution of AUM by type of investment is provided in the following table:

Investment (1)	% of AUM June 30, 2010	% of AUM March 31, 2010	% of AUM June 30, 2009
Equities	33%	33%	25%
U.S. fixed income	27	27	27
Cash and cash equivalents	21	21	30
Other (2)	19	19	18
	100%	100%	100%

(1)

Excludes assets under management for an asset manager in which the Company held a noncontrolling interest as of June 30, 2010, March 31, 2010 and June 30, 2009. Also excludes assets under management for an asset manager that the Company deconsolidated effective November 1, 2009.

(2)	Includes international equities, private equity and other alternative investments.

The mix of assets for the second quarter of 2010 changed from the prior year quarter due to an increase in equity investments as a result of the LMCG acquisition and increases in the market value of equities. Additionally, the decrease in cash and cash equivalents from the prior year quarter occurred as clients shifted funds to high yielding assets and insured bank deposit accounts.

Other Noninterest Income

Cash management and deposit transaction fees for the second quarter of 2010 were $12.0 million, down 6 percent from the second quarter of 2009 and 5 percent from the first quarter of 2010.  The decline in deposit-related fee income from the year-earlier quarter was due to lower client transaction volumes.

International services income for the second quarter of 2010 was $8.4 million, an increase of 5 percent from the year-earlier quarter and 29 percent from the first quarter of 2010.  International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates.  The increase from the first quarter was due primarily to increased demand for foreign exchange services from the Company’s entertainment clients.

Income and expense from FDIC loss sharing agreements is reflected in FDIC loss sharing income, net.  This balance includes the portion of expenses related to covered assets that are reimbursable by the FDIC, net of income due to the FDIC.  It also includes discount accretion on the FDIC indemnification asset, as well as the income statement effects of other adjustments to the FDIC indemnification asset. Net FDIC loss sharing income was $28.3 million for the second quarter of 2010, up from $9.1 million for the first quarter of 2010.  The increase from the first quarter of 2010 was primarily due to $22.1 million of income recognized on the FDIC indemnification asset as a result of a revision of the Company’s projected cash flows forecast on its covered loans.

Other income for the second quarter of 2010 was $11.4 million, an increase of 27 percent from the second quarter of 2009 and 71 percent from the first quarter of 2010.  The changes were due largely to an increase in income from the transfer of covered loans to OREO.

The Company recognized $0.4 million of net gains on the sale of securities available-for-sale in the second quarter of 2010, compared with net gains of $3.3 million and net gains of $2.1 million for the second quarter of 2009 and first quarter of 2010, respectively.

Impairment losses on securities available-for-sale recognized in earnings were $0.5 million for the second quarter of 2010, compared with $1.5 million for the second quarter of 2009 and $1.0 million for the first quarter of 2010.  See “Balance Sheet Analysis — Securities” for a discussion of impairment on securities available-for-sale.

The Company recognized a $25.2 million pre-tax gain on the FDIC-assisted acquisition of FPB and SWB in May 2010.

Net loss on the disposal of assets was $2.8 million in the second quarter of 2010, compared to net gain on disposal of other assets of $1.4 million in the first quarter of 2010.  The gain recognized on the disposal of assets in the second quarter of 2009 was insignificant.  The net loss in the second quarter of 2010 relates mostly to a $5.0 million charge for the write-off of a Community Reinvestment Act-related receivable offset by gains recognized on the sale of OREO.

Noninterest Expense

Noninterest expense was $186.6 million for the second quarter of 2010, an increase of 29 percent from $144.1 million for the second quarter of 2009.  The increase from the year-earlier period was due largely to the acquisitions of LMCG and ICB in 2009 and FPB and SWB in May 2010.  It also reflected increased compensation expense and legal and professional fees, as well as increased OREO expense.  Noninterest expense increased 6 percent from the first quarter of 2010 due primarily to higher personnel costs, professional fees, and the acquisitions of FPB and SWB.

Salaries and employee benefits expense increased to $99.6 million for the current quarter, or 31 percent, from $75.8 million for the year-earlier quarter and 4 percent, from $95.7 million for the first quarter of 2010. The increase in expense for the year-earlier quarter was primarily due to increased personnel costs from the addition of employees from the Company’s acquisitions in 2009 and 2010, as well as an increase in incentive compensation expense.  Full-time equivalent staff increased to 3,117 at June 30, 2010, from 2,866 at June 30, 2009 and 2,983 at March 31, 2010.

The remaining noninterest expense categories increased $18.7 million, or 27 percent, for the second quarter of 2010 compared with the year-earlier quarter, due primarily to a $14.6 million increase in OREO expense and a $5.5 million increase in legal and professional fees.  Approximately $9.2 million of OREO expense in the second quarter of 2010 is related to acquisitions of ICB, FPB and SWB.  Approximately $7.3 million of this amount is reimbursable to the Company and reflected in FDIC loss-sharing income, net in the noninterest income section of the consolidated statements of income.  The remaining noninterest expense categories increased 8 percent from the first quarter of 2010 due primarily to higher legal and professional fees.

Share-Based Compensation Expense

On June 30, 2010, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  No new awards will be granted under predecessor plans. See Note 10, Share-Based Compensation, of the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for a description of the share-based compensation plan and method of estimating the fair value of option awards.

The compensation cost that has been recognized for all share-based awards was $4.2 million and $8.1 million for the three and six months ended June 30, 2010, and $3.7 million and $7.2 million for the year-earlier periods, respectively. The Company received $17.8 million and $0.5 million in cash for the exercise of stock options during the six months ended June 30, 2010 and 2009, respectively.  The tax benefit recognized for share-based compensation arrangements in equity was $2.2 million for the six months ended June 30, 2010 compared with tax expense of $0.7 million for the six months ended June 30, 2009.

At June 30, 2010, there was $16.3 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 2.6 years. At June 30, 2010, there was $21.4 million of unrecognized compensation cost related to restricted shares granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 3.2 years.

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

Commercial and Private Banking

The Commercial and Private Banking segment had net income of $19.5 million for the second quarter of 2010, compared with net income of $2.4 million for the second quarter of 2009. Net income for the six months ended June 30, 2010 was $25.4 million compared to $20.5 million for the year-earlier period. The increase in net income for the quarter and year to date compared with the prior year periods was due primarily to FDIC loss sharing income and the gain on acquisitions of FPB and SWB, offset by increased expenses associated with the FDIC-assisted acquisitions and increased OREO expense.   Net interest income increased to $172.5 million for the second quarter of 2010 from $154.4 million for the same period of 2009.  Net interest income for the six months ended June 30, 2010 was $341.4 million compared to $303.2 million for the same period in 2009.  The increase in net interest income was largely due to covered loans acquired in FDIC-assisted acquisitions in December 2009 and May 2010.  Average loans, excluding covered loans, decreased to $11.52 billion, or by 6 percent, for the second quarter of 2010 compared with the year-earlier quarter.  Average loans, excluding covered loans, decreased to $11.70 billion, or by 5 percent, for the six months ended June 30, 2010 compared with the year-earlier period. The decrease in average loans for the quarter and year to date reflects lower loan demand due to the current business and economic environment.  Average covered loans was $2.00 billion for the second quarter of 2010 and $1.92 billion for the six months ended June 30, 2010.  Average deposits, including those acquired from acquisitions, increased by 33 percent to $16.96 billion in the second quarter of 2010 from $12.71 billion for the second quarter of 2009.  Average deposits increased by 37 percent to $16.60 billion during the six month period ended June 30, 2010 from $12.12 billion for the same period in 2009.

Provision for credit losses on loans and leases, excluding covered loans, decreased from $70.0 million in the second quarter of 2009 to $32.0 million in the second quarter of 2010, and from $120.0 million in the six month period ended June 30, 2009 to $87.0 million in the six month period ended June 30, 2010.  The decrease in provision for credit losses from prior period to current period was offset by the recognition of $46.5 million of provision for losses on covered loans in the second quarter of 2010.  Refer to page 49 for further discussion of the provision for loan losses.

Noninterest income for the second quarter of 2010 was $99.0 million compared to $39.8 million in year-earlier quarter, and $144.3 million for the six months ended June 30, 2010 compared to $81.9 million for the same period in 2009.  The increase was attributable to $25.2 million in acquisition gains recognized in the second quarter of 2010, and FDIC loss sharing income of $28.3 million in the second quarter of 2010 and $37.4 million for the six month period ended June 30, 2010. Noninterest expense, including depreciation and amortization, increased to $159.5 million, or by 33 percent, for the second quarter of 2010 from $120.0 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased to $308.1 million, or by 34 percent, for the first six months of 2010 from $229.7 million for the year-earlier period. Noninterest expense for the quarter and year-to-date increased as a result of the acquisitions of ICB, FPB and SWB, as well as higher OREO expense, a portion of which is reimbursable by the FDIC.

Wealth Management

The Wealth Management segment had net income attributable to CNC of $1.1 million for the second quarter of 2010, up from $0.2 million for the second quarter of 2009.  Net income attributable to CNC for the six months ended June 30, 2010 increased to $2.5 million from $2.0 million for the year-earlier period. Increases in fee income resulting from improving conditions in the financial markets were partially offset by increases in noninterest expense. Refer to Noninterest Income — Wealth Management for a discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, increased by 13 percent to $38.2 million for the second quarter of 2010 from $33.7 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased by 12 percent to $75.4 million for the first six months of 2010 from $67.6 million for the year-earlier period. The increase in noninterest expense compared with the year-earlier periods is due to higher compensation costs and expenses related to LMCG, an institutional asset management firm that was acquired in July 2009.

Other

Net income attributable to CNC for the Other segment was $20.7 million for the second quarter of 2010, up from $4.2 million for the second quarter of 2009.  Net income attributable to CNC was $29.1 million for the first six months of 2010, compared with a net loss of $8.3 million for the year-earlier period.  Net interest income increased to $9.1 million for the second quarter of 2010 from net interest income of $0.4 million for the year-earlier quarter. Net interest income increased to $15.7 million for the first six months of 2010 from net interest expense of $4.0 million for the year-earlier period. Net interest income for the current quarter and year-to-date was favorably impacted by lower net funding costs in the Asset Liability Funding Center due to the low interest rate environment. Noninterest income for year-to-date 2010  included a $2.5 million net gain on sales of securities and a $1.5 million impairment loss on securities, compared with a $0.4 million net gain on sales of securities and a $13.6 million impairment loss on securities for the year-earlier period.  Additionally, noninterest income for the year-to-date reflected a significant reduction in the elimination of inter-segment revenues (recorded in the Other segment) compared with the year-earlier period.

Income Taxes

The Company recognized a tax benefit of $2.9 million during the second quarter of 2010, compared to a tax benefit of $1.0 million in the year-earlier quarter.  The Company recognized tax expense of $4.4 million, or an effective tax rate of 20.6 percent in the first quarter of 2010.  The tax benefit in the second quarter of 2010 is primarily attributable to a $19 million tax litigation settlement with the California Franchise Tax Board, offset by expense of $4.3 million relating to revisions to correct certain deferred tax accounts.  The effective tax rate for the six-month period ended June 30, 2010 was 2.6 percent compared with 4.3 percent for the year-earlier period.  The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including primarily the tax litigation settlement, tax benefits from investments in affordable housing partnerships and tax-exempt income on municipal bonds and bank-owned life insurance.

In May 2010, the Company and the California Franchise Tax Board closed its audits for the years 1998 through 2004 and settled litigation related to various refund claims and other pending matters under review.  Under the terms of the settlement, the Company received $29 million in tax credits, which added approximately $19 million to the Company’s net income in the second quarter of 2010.  In the second quarter of 2010, the Company recorded an adjustment to correct certain deferred tax accounts related to revisions of book and tax basis differences established in previous years related to its wealth management affiliates, low income housing investments and fixed assets.  The net effect of the adjustment was a reduction of the deferred tax asset and a corresponding tax expense of $4.3 million.

Excluding the $19 million tax credit and $4.3 million expense relating to revisions to correct certain deferred tax accounts, the effective tax rate was 30.1 percent and 26.8 percent for the three and six month periods ending June 30, 2010.   Management believes that this non-GAAP financial measure enhances the comparability of the financial results with prior periods as well as to highlight the effects of the above items in the periods presented.  The Company believes that investors may find it useful to see these non-GAAP financial measures to analyze the Company’s effective tax rate without the impact of these items.

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

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized approximately $0.6 million and $0.5 million of interest and penalties expense for the first six months of 2010 and 2009, respectively. The Company had approximately $2.1 million, $5.5 million and $6.7 million of accrued interest and penalties as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of June 30, 2010, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

BALANCE SHEET ANALYSIS

Total assets were $21.23 billion at June 30, 2010, an increase of 20 percent from $17.66 billion at June 30, 2009, and an increase of 1 percent from $21.08 billion at December 31, 2009.  Average assets for the second quarter of 2010 increased to $20.80 billion from $17.37 billion for the second quarter of 2009.  The increase in period-end and average assets from the prior periods reflects the Company’s strong deposit growth as well as its acquisitions of ICB, FPB and SWB.

Total average interest-earning assets for the second quarter of 2010 increased to $18.89 billion from $17.61 billion for the fourth quarter of 2009 and $16.00 billion for the second quarter of 2009.

Securities

The following is a summary of amortized cost and estimated fair value for the major categories of securities available- for-sale:

Securities Available-for-Sale

	June 30, 2010		December 31, 2009		June 30, 2009
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$19,096	$19,145	$73,597	$73,597	$15,786	$15,831
Federal agency - Debt	1,084,703	1,090,846	659,716	656,721	397,859	398,409
Federal agency - MBS	447,363	466,713	552,691	555,157	575,184	584,932
CMOs - Federal agency	2,455,952	2,528,237	2,294,676	2,306,111	1,542,507	1,550,675
CMOs - Non-agency	234,330	217,078	272,262	241,329	349,687	292,669
State and municipal	347,469	360,422	368,454	378,639	398,584	403,783
Other debt securities	71,048	67,147	82,163	76,506	76,252	64,968
Total debt securities	4,659,961	4,749,588	4,303,559	4,288,060	3,355,859	3,311,267
Equity securities and mutual funds	8,128	11,555	15,861	18,698	17,317	19,059
Total securities	$4,668,089	$4,761,143	$4,319,420	$4,306,758	$3,373,176	$3,330,326

The fair value of securities available-for-sale totaled $4.76 billion, $4.31 billion and $3.33 billion at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The increase in securities from June 30, 2009 to June 30, 2010 was primarily a result of strong deposit growth, improving market values and securities acquired from the FDIC-assisted acquisitions of SWB and FPB in May 2010 and ICB in December 2009.  In the second quarter of 2010, the increase in securities balance was partially offset by scheduled maturities of $514.1 million, paydowns of $393.1 million and securities sales of $429.5 million.

At June 30, 2010, the available-for-sale securities portfolio had a net unrealized gain of $93.1 million, comprised of $121.3 million of unrealized gains and $28.2 million of unrealized losses. At December 31, 2009, the available-for-sale securities portfolio had a net unrealized loss of $12.7 million, comprised of $46.0 million of unrealized gains and $58.6 million of unrealized losses. At June 30, 2009, the available-for-sale securities portfolio had a net unrealized loss of $42.8 million, comprised of unrealized losses of $80.9 million, net of $38.1 million of unrealized gains.

The average duration of total securities available-for-sale at June 30, 2010 was 2.3 years, down from 3.0 years at June 30, 2009 and 2.9 years at December 31, 2009. Duration provides a measure of fair value sensitivity to changes in interest rates.  The average duration is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors.

The following table provides the gross realized gains and losses on the sales of securities available-for-sale for the three and six months ended June 30, 2010 and 2009.

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Gross realized gains	$491	$3,432	$4,993	$8,664
Gross realized losses	(136)	(151)	(2,504)	(8,314)
Net realized gains	$355	$3,281	$2,489	$350

For the second quarter of 2010 and 2009, interest income on available-for-sale securities is comprised of: (i) taxable interest income of $29.6 million and $27.6 million, respectively, (ii) nontaxable interest income of $3.1 million and $3.6 million, respectively, and (iii) dividend income of $0.2 million and $0.3 million, respectively.  For the first six months of 2010 and 2009, interest income on available-for-sale securities is comprised of: (i) taxable interest income of $58.4 million and $48.7 million, respectively, (ii) nontaxable interest income of $6.2 million and $7.3 million, respectively, and (iii) dividend income of $0.5 million and $0.7 million, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at June 30, 2010, except for mortgage-backed securities which are allocated according to the average life of expected cash flows.  Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

		Over 1 year	Over 5 years
	One year or	through	through
(in thousands)	less	5 years	10 years	Over 10 years	Total
U.S. Treasury	$14,072	$5,073	$—	$—	$19,145
Federal agency - Debt	870,162	220,684	—	—	1,090,846
Federal agency - MBS	335	155,355	282,765	28,258	466,713
CMOs - Federal agency	228,130	1,848,610	438,514	12,983	2,528,237
CMOs - Non-agency	21,903	133,846	61,329	—	217,078
State and municipal	32,978	155,900	121,138	50,406	360,422
Other	10,210	9,934	47,003	—	67,147
Total debt securities	$1,177,790	$2,529,402	$950,749	$91,647	$4,749,588
Amortized cost	$1,170,255	$2,462,359	$937,619	$89,728	$4,659,961

Impairment Assessment

The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary.  Impairment is considered other-than-temporary when it becomes probable that an investor will be unable to recover the cost of an investment. The Company’s impairment assessment takes into consideration factors such as the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and whether the Company intends to sell the security and whether it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis.  If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis.  The new cost basis is not adjusted for subsequent recoveries in fair value.

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

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at June 30, 2010.  The Company recorded impairment losses in earnings on securities available-for-sale of $0.5 million and $1.5 million for the three and six months ended June 30, 2010, respectively.  Of the Company’s total other-than-temporary impairment losses, $13.5 million related to non-credit-related impairment and was recorded in AOCI.  The Company recorded impairment losses in earnings on securities available-for-sale of $1.5 million and $13.6 million for the three and six months ended June 30, 2009, respectively.

The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

(in thousands) Impairment Losses on	For the three months ended June 30,		For the six months ended June 30,
Other-Than-Temporarily Impaired Securities	2010	2009	2010	2009
Non-agency CMOs	$212	$1,537	$1,215	$1,537
Collateralized debt obligation income notes	—	—	—	9,282
Perpetual preferred stock	294	—	294	1,124
Mutual funds	—	—	—	1,630
Total	$506	$1,537	$1,509	$13,573

The following table provides a rollforward of credit-related other-than-temporary impairment recognized in earnings for debt securities for the three and six months ended June 30, 2010 and 2009. Credit-related other-than-temporary impairment that was recognized in earnings during the three and six months ending June 30, 2010 is reflected as an “Initial credit-related impairment” if the current period is the first time the security had a credit impairment. A credit related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the current period is not the first time the security had a credit impairment.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of period	$18,710	$13,298	$17,707	$8,083
Subsequent credit-related impairment	186	—	1,189	5,215
Initial credit-related impairment	26	1,537	26	1,537
Balance, end of period	$18,922	$14,835	$18,922	$14,835

Non-Agency CMOs

During the second quarter of 2010, the Company identified certain non-agency collateralized mortgage obligation securities (“CMOs”) that were considered to be other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security.  Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company concluded that the shortfall in expected cash flows represented a credit loss and recognized impairment losses in earnings totaling $0.2 million on its investments in CMOs in the second quarter. The Company has recognized credit losses totaling $1.2 million on its investments in non-agency CMOs year-to-date. The remaining other-than-temporary impairment for these securities was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates.

Perpetual Preferred Stock

The adjusted cost basis of the Company’s investment in perpetual preferred stock issued by Freddie Mac and Fannie Mae was $0.3 million at June 30, 2010.  During the three months ended June 30, 2010, the Company recorded a $0.3 million impairment loss to adjust the costs basis of its investment to fair value.  The Company previously recorded a $1.1 million impairment loss in 2009 and $21.9 million impairment loss in 2008 following the action taken by the Federal Housing Agency to place these government-sponsored agencies into conservatorship and eliminating the dividends on their preferred shares.

The following tables provide a summary of the gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of June 30, 2010, December 31, 2009 and June 30, 2009.  The tables include investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit-related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
June 30, 2010
U.S. Treasury	$4,029	$1	$—	$—	$4,029	$1
Federal agency - Debt	50,516	289	—	—	50,516	289
CMOs - Federal agency	293,008	2,116	—	—	293,008	2,116
CMOs - Non-agency	24,327	455	124,892	18,550	149,219	19,005
State and municipal	2,810	57	4,645	110	7,455	167
Other debt securities	4,585	31	16,933	6,593	21,518	6,624
Total securities	$379,275	$2,949	$146,470	$25,253	$525,745	$28,202

December 31, 2009
U.S. Treasury	$59,995	$2	$—	$—	$59,995	$2
Federal agency - Debt	437,548	3,646	—	—	437,548	3,646
Federal agency - MBS	285,328	4,055	—	—	285,328	4,055
CMOs - Federal agency	634,732	12,206	—	—	634,732	12,206
CMOs - Non-agency	35,192	428	180,699	30,809	215,891	31,237
State and municipal	18,187	340	4,500	390	22,687	730
Other debt securities	—	—	36,315	6,750	36,315	6,750
Total securities	$1,470,982	$20,677	$221,514	$37,949	$1,692,496	$58,626

June 30, 2009
Federal agency - Debt	$109,193	$867	$—	$—	$109,193	$867
Federal agency - MBS	125,930	1,139	—	—	125,930	1,139
CMOs - Federal agency	585,654	8,544	—	—	585,654	8,544
CMOs - Non-agency	25,355	4,674	267,314	52,344	292,669	57,018
State and municipal	58,795	965	10,382	878	69,177	1,843
Other debt securities	4,368	154	53,977	11,365	58,345	11,519
Total securities	$909,295	$16,343	$331,673	$64,587	$1,240,968	$80,930

At June 30, 2010, total securities available-for-sale had a fair value of $4.76 billion, which included $525.7 million of securities available-for-sale in an unrealized loss position as of June 30, 2010.  This balance consists of $473.4 million of temporarily impaired securities and $52.3 million of securities that had non-credit related impairment recognized in AOCI.  At June 30, 2010, the Company had 50 debt securities in an unrealized loss position.  The debt securities in an unrealized loss position include 1 U.S. Treasury note, 1 Federal agency debt securities, 16 Federal agency CMOs, 21 private label CMOs, 9 state and municipal securities and 2 other debt securities.

The largest component of the unrealized loss at June 30, 2010 was $19.0 million related to non-agency collateralized mortgage obligations. The Company monitors the performance of the mortgages underlying these bonds. Collateral performance generally improved in the second quarter, though there was some additional deterioration in select securities which gave rise to additional credit impairment charges. The Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs held largely to the current absence of liquidity in this sector of the credit markets. Other than the $1.2 million year-to-date credit loss discussed in Non-Agency CMOs above, the Company expects to receive all contractual principal and interest payments due on its CMO debt securities.  Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high-end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of further other-than-temporary impairment charges.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions.  Liquidity pressures in 2008 and in 2009 caused a general decline in the value of corporate debt.  The CDOs held in securities available-for-sale at June 30, 2010 are the most senior tranches of each issue. The market for CDOs has been inactive since 2008, therefore, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $6.6 million gross unrealized loss at June 30, 2010 which the Company attributes to the illiquid credit markets. The CDOs have collateral that exceeds the outstanding debt by over 29 percent at June 30, 2010.  Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

The Company does not consider the debt securities in the table above to be other than temporarily impaired at June 30, 2010.

At December 31, 2009, total securities available-for-sale had a fair value of $4.31 billion, which included $1.69 billion of securities available-for-sale in an unrealized loss position as of December 31, 2009.  This balance consisted of $1.65 billion of temporarily impaired securities and $43.5 million of securities that had non-credit related impairment recognized in AOCI.  At December 31, 2009, the Company had 155 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 1 U.S. Treasury bill, 15 Federal agency debt securities, 30 Federal agency MBS, 44 Federal agency CMOs, 29 private label CMOs, 32 state and municipal securities and 4 other debt securities.

At June 30, 2009, total securities available-for-sale had a fair value of $3.33 billion, which included $1.24 billion of securities available-for-sale in an unrealized loss position as of June 30, 2009.  This balance consisted of $1.20 billion of temporarily impaired securities and $40.4 million of securities that had non-credit related impairment recognized in AOCI.  At June 30, 2009, the Company had 181 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 5 Federal agency securities, 10 Federal agency MBS, 32 Federal agency CMOs, 33 private label CMOs, 91 state and municipal securities and 10 other debt securities.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Commercial	$3,935,544	$4,335,052	$4,375,161
Commercial real estate mortgages	2,078,003	2,161,451	2,162,294
Residential mortgages	3,577,894	3,533,453	3,511,598
Real estate construction	629,902	835,589	1,116,154
Equity lines of credit	742,071	734,182	691,226
Installment	169,070	172,566	175,315
Lease financing	350,560	374,615	389,594
Loans and leases, excluding covered loans	11,483,044	12,146,908	12,421,342
Less: Allowance for loan and lease losses	(290,492)	(288,493)	(256,018)
Loans and leases, excluding covered loans, net	11,192,552	11,858,415	12,165,324

Covered loans	2,080,846	1,851,821	—
Less: Allowance for loan losses	(46,255)	—	—
Covered loans, net	2,034,591	1,851,821	—

Total loans and leases	$13,563,890	$13,998,729	$12,421,342
Total loans and leases, net	$13,227,143	$13,710,236	$12,165,324

Total loans and leases were $13.56 billion, $14.00 billion and $12.42 billion at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  Total loans, excluding covered loans, were $11.48 billion, $12.15 billion and $12.42 billion at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  Covered loans represent loans acquired from the FDIC that are subject to loss sharing agreements. Total loans and leases at June 30, 2010 decreased 3 percent from December 31, 2009 and increased 9 percent from June 30, 2009. The decrease from December 31, 2009 was attributable to low loan demand due to current business and economic conditions.  The increase from the year-earlier period was due primarily to the purchase of loans in the FDIC-assisted acquisitions of ICB in December 2009 and FPB and SWB in May 2010.  Commercial loans, including lease financing, decreased by 9 percent from year-end 2009 and 10 percent from the year-earlier quarter. Commercial real estate mortgage loans decreased by 4 percent from year-end 2009 and the year-earlier quarter. Residential mortgages increased by 1 percent from year-end 2009 and 2 percent from the year-earlier quarter. Real estate construction loans declined by 25 percent and 44 percent for the same periods, respectively.  Equity lines of credit was virtually unchanged from December 31, 2009, but increased by 7 percent from June 30, 2009.

The Company’s lending activities are predominately in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at June 30, 2010, California represented 88 percent of total loans outstanding and Nevada and New York represented 2 percent and 4 percent, respectively. The remaining 6 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.  Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. California has experienced significant declines in real estate values and adverse effects of the recession.  California’s unemployment rate at June 30, 2010 was approximately 12 percent. The Company’s loan portfolio has been affected by the economy, but the impact is lessened by the Company having most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego and lesser in the outlying suburban communities that have seen higher declines in real estate values. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (57 percent), Orange (7 percent), San Diego (5 percent), Ventura (2 percent) and San Francisco (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (38 percent), Orange (11 percent), San Diego (7 percent), Ventura (6 percent) and Riverside (5 percent).  For the

Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (33 percent), San Diego (7 percent), Contra Costa (5 percent), San Bernardino (5 percent) and Santa Barbara (5 percent).

The economic decline has been more severe in Nevada. The Nevada economy is heavily dependent on travel, tourism and construction. During early 2008, financial conditions in these sectors began to deteriorate rapidly.  The decline in the economy has led to an increase in the Nevada unemployment rate to approximately 14 percent. The consensus outlook for 2010 is that the Nevada economy will remain challenged as residential foreclosures continue to mount and overall consumer spending, which correlates to travel and tourism spending, is expected to remain suppressed given nationwide higher unemployment and general uncertainty about the economy. The Company’s Nevada portfolio has been broadly affected with the most significant stress in the construction and land portfolios.  The Company has very few residential mortgage loans in Nevada.  The New York loan portfolio primarily relates to private banking clients in the Entertainment and Legal industries which continue to perform well.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss sharing agreements and were $2.08 billion at June 30, 2010 and $1.85 billion as of December 31, 2009.  Covered loans, net of allowance for loan losses, were $2.03 billion as of June 30, 2010.  The increase in covered loans from December 31, 2009 was due to loans acquired in the FDIC-assisted acquisitions of FPB and SWB in the second quarter of 2010.

The Company evaluated the acquired loans from ICB, FPB and SWB and concluded that all loans, with the exception of a small population of acquired loans, would be accounted for under ASC 310-30.  Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments. Total covered loans of $2.08 billion as of June 30, 2010 consist of acquired impaired loans of $2.07 billion that are within the scope of ASC 310-30 and $10.4 million of acquired loans that are outside the scope of ASC 310-30.

As of the respective acquisition dates, the preliminary estimates of the contractually required payments receivable for all acquired impaired loans of FPB and SWB were $643.3 million, the cash flows expected to be collected were $378.9 million, and the fair value of the loans was $330.6 million.  These amounts were determined based on the estimated remaining life of the underlying loans, which included the effects of estimated prepayments. Fair value of the acquired loans include estimated credit losses, therefore, an allowance for loan losses is not recorded on the acquisition date.  Interest income is recognized on all acquired impaired loans through accretion of the difference between the carrying amount of the loans and their expected cash flows.  Certain amounts related to the acquired impaired loans are preliminary estimates and adjustments to these amounts may occur as the company finalizes its analysis of these loans.

Changes in the accretable yield for acquired impaired loans were as follows for the period from January 1, 2010 through June 30, 2010:

(in thousands)	Accretable Yield
Balance at January 1, 2010	$687,126
Additions	48,644
Accretion	(58,776)
Reclassifications to nonaccretable yield	(114,883)
Disposals and other	5,926
Balance at June 30, 2010	$568,037

Because of the short time period between the closing of the ICB acquisition and year-end 2009, certain 2009 amounts related to the acquired impaired ICB loans were preliminary estimates. In finalizing its analysis of these loans, the Company recorded adjustments to 2009 amounts that are reflected in the Other line of the above table.

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of June 30, 2010, there were no nonaccrual covered loans.

The allowance for loan losses on covered loans was $46.3 million as of June 30, 2010.  In the second quarter of 2010, the Company recorded a provision expense of $46.5 million on covered loans accounted for under ASC 310-30 as a result of a decrease in projected interest cash flows due to the Company’s revised default forecasts, though the principal credit loss projections are expected to be in line with initial expectations.  The revisions of the default forecasts in the second quarter were based on the results of management’s review of the credit quality of the covered loans and the analysis of the loan performance data since the acquisition of covered loans.  The Company will continue updating the cash flow projections on a quarterly basis.

At acquisition date, the Company recorded an FDIC indemnification asset for its FDIC-assisted acquisition of ICB in December 2009 and FPB and SWB in May 2010.  The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans and OREO. The FDIC indemnification asset from all three acquisitions was $394.0 million at June 30, 2010. See Note 2, Business Combination, for further discussion of the FDIC indemnification asset.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets.  The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposures.  The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of June 30, 2010, total loans for construction, land development and other land represented 46 percent of total risk-based capital; total CRE loans represented 188 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 31 percent over the last 36 months.

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

•                  A credit bureau risk score (FICO) of 660 or less; and/or

•                 Debt-to-income ratio of 50 percent or greater

The Company does not, and has not, offered a subprime loan program. All loans are judgmentally underwritten by reviewing the client’s credit history, payment capacity and collateral value. The Company does not consider loans with the above characteristics to be subprime if strong and verifiable mitigating factors exist.  Mitigating factors include guarantees, low LTV ratios and verified liquidity. As of June 30, 2010, the Company did not have any subprime loans in its loan portfolio based on the Company’s definition.

Asset Quality

The Company has a comprehensive methodology to monitor credit quality and prudently manage credit concentration within each portfolio.  The methodology includes establishing concentration limits to ensure that the loan portfolio is diversified.  The limits are evaluated quarterly and are intended to mitigate the impact of any segment on the Company’s capital and earnings.  The limits cover major industry groups, geography, product type, loan size and customer relationship.  Additional sub-limits are established for certain industries where the bank has higher exposure.  The concentration limits are approved by the bank’s Credit Policy Committee and reviewed annually by the Audit & Risk Committee of the Board of Directors.

The loan portfolios are monitored through delinquency tracking and a dynamic risk rating process that is designed to detect early signs of deterioration.  In addition, once a loan has shown signs of deterioration, it is transferred to a Special

Assets Department that consists of professionals who specialize in managing problem assets.  An oversight group meets monthly to review the progress of problem loans and other real estate owned.

Also, the Company has established portfolio review requirements that include a periodic review and risk assessment by the Risk Management Division that reports to the Audit & Risk Committee of the Board of Directors.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

At June 30, 2010, the allowance for loan and lease losses on non-covered loans was $290.5 million, or 2.53 percent, of outstanding loans and leases excluding covered loans, and the reserve for off-balance sheet credit commitments was $19.3 million. The process used for determining the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following tables summarize the activity in the allowance for loan and lease losses on non-covered loans and the reserve for off-balance sheet credit commitments for the three and six months ended June 30, 2010 and 2009:

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Loans and leases outstanding, excluding covered loans	$11,483,044	$12,421,342	$11,483,044	$12,421,342
Average loans and leases outstanding, excluding covered loans	$11,581,920	$12,354,260	$11,762,122	$12,374,714
Allowance for loan and lease losses (1)
Balance, beginning of period	$292,799	$241,586	$288,493	$224,046
Loans charged-off:
Commercial	(22,680)	(18,242)	(36,657)	(37,414)
Commercial real estate mortgages	(476)	—	(15,451)	—
Residential mortgages	(620)	(804)	(2,080)	(1,182)
Real estate construction	(12,025)	(36,189)	(26,250)	(50,301)
Equity lines of credit	(345)	(1,039)	(557)	(1,077)
Installment	(5)	(1,568)	(5,594)	(2,330)
Total loans charged-off	(36,151)	(57,842)	(86,589)	(92,304)
Recoveries of loans previously charged-off:
Commercial	1,390	959	1,835	1,672
Commercial real estate mortgages	74	—	81	—
Residential mortgages	10	73	79	84
Real estate construction	1,081	—	1,123	63
Equity lines of credit	7	—	10	—
Installment	94	120	430	176
Total recoveries	2,656	1,152	3,558	1,995
Net loans charged-off	(33,495)	(56,690)	(83,031)	(90,309)
Provision for credit losses	32,000	70,000	87,000	120,000
Transfers (to) from reserve for off-balance sheet credit commitments	(812)	1,122	(1,970)	2,281
Balance, end of period	$290,492	$256,018	$290,492	$256,018

Net charge-offs to average loans and leases, excluding covered loans (annualized)	(1.16)%	(1.84)%	(1.42)%	(1.47)%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	2.53%	2.06%	2.53%	2.06%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$18,498	$21,544	$17,340	$22,703
Provision for credit losses/transfers	812	(1,122)	1,970	(2,281)
Balance, end of period	$19,310	$20,422	$19,310	$20,422

(1) The allowance for loan and lease losses does not include any amounts related to covered loans accounted for under ASC 310-30.

The allowance for loan losses on covered loans was $46.3 million as of June 30, 2010.  There was no allowance for loan losses on covered loans at June 30, 2009.  In the second quarter of 2010, the Company recorded a provision expense of $46.5 million on covered loans accounted for under ASC 310-30 as a result of a decrease in projected interest cash flows due to the Company’s revised default forecasts, though the principal credit loss projections are expected to be in line with initial expectations.  The revisions of the default forecasts in the second quarter are based on the results of management’s review of the credit quality of the covered loans and the analysis of the loan performance data since the acquisition of covered loans.  The Company will continue updating the cash flow projections on a quarterly basis.

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

Impaired loans were $262.0 million at June 30, 2010, $375.7 million at December 31, 2009 and $365.3 million at June 30, 2009.  At June 30, 2010, there were $251.8 million of impaired loans included in nonaccrual loans, with an allowance allocation of $26.5 million. Impaired loans with an allocated allowance were $141.1 million and impaired loans without an allocated allowance were $120.9 million. The remaining $8.6 million of nonaccrual loans at June 30, 2010 are loans under $500,000 that were not individually evaluated for impairment.  At December 31, 2009, there were $375.7 million of impaired loans included in nonaccrual loans, with an allowance allocation of $55.8 million. At June 30, 2009, there were $365.3 million of impaired loans included in nonaccrual loans that had an allowance of $51.6 million allocated to them. The remaining $13.0 million of nonaccrual loans at December 31, 2009 and June 30, 2009, respectively, are loans under $500,000 that were not individually evaluated for impairment.

Nonaccrual, Past Due and Restructured Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $314.6 million, or 2.73 percent of total loans and OREO, excluding covered assets, at June 30, 2010, compared with $442.0 million, or 3.62 percent, at December 31, 2009, and $396.3 million, or 3.19 percent, at June 30, 2009.  The Company had non-covered OREO of $54.5 million, $53.3 million and $18.1 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. Nonperforming covered assets consist of OREO of $98.8 million at June 30, 2010 and $60.6 million at December 31, 2009.

Troubled debt restructured loans were $27.5 million, before specific reserves of $3.9 million, at June 30, 2010. Troubled debt restructured loans were $11.2 million, before specific reserves of $1.0 million, at December 31, 2009. At June 30, 2009, the Company had no troubled debt restructured loans. There were no related commitments to lend additional funds on restructured loans at June 30, 2010.

The following table presents information about nonaccrual loans, OREO and loans which are contractually past due 90 days or more as to interest or principal payments and still accruing:

Nonaccrual Loans and OREO

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Nonaccrual loans:
Commercial	$46,530	$81,989	$80,372
Commercial real estate mortgages	57,155	76,027	36,112
Residential mortgages	11,506	15,488	17,262
Real estate construction	138,909	202,605	237,828
Equity lines of credit	3,909	3,422	2,919
Installment	2,109	9,176	3,768
Total	260,118	388,707	378,261
OREO, excluding covered OREO	54,451	53,308	18,064
Total nonperforming assets, excluding covered assets	$314,569	$442,015	$396,325

Covered OREO	$98,841	$60,558	$—
Nonaccrual loans as a percentage of total loans, excluding covered loans	2.27%	3.20%	3.05%
Nonperforming assets, excluding covered assets, as a percentage of total loans and OREO, excluding covered assets	2.73	3.62	3.19
Allowance for loan and lease losses to nonaccrual loans	111.68	74.22	67.68
Allowance for loan and lease losses to total nonperforming assets, excluding covered OREO	92.35	65.27	64.60
Allowance for loan and lease losses to total loans and leases, excluding covered loans	2.53	2.38	2.06
Loans 90 days or more past due on accrual status, excluding covered loans:
Commercial	$149	$3,651	$—
Commercial real estate mortgages	—	1,582	—
Residential mortgages	640	456	—
Total	$789	$5,689	$—

Covered loans 90 days or more past due on accrual status	$362,722	$173,309	$—

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

Loans 30 to 89 days delinquent, excluding covered loans, were $82.5 million at June 30, 2010, $55.7 million at December 31, 2009 and $154.7 million at June 30, 2009.  Covered loans that are 30 to 89 days delinquent were $56.3 million at June 30, 2010 and $107.7 million at December 31, 2009. Loans 90 days or more past due on accrual status, excluding covered loans, were $0.8 million at June 30, 2010 and $5.7 million at December 31, 2009. There were no loans 90 days or more past due on accrual status at June 30, 2009.  Covered loans that were 90 days or more past due on accrual status were $362.7 million at June 30, 2010 and $173.3 million at December 31, 2009.

Nonaccrual loans were $260.1 million at June 30, 2010, a decrease from $388.7 million at December 31, 2009 and $378.3 million at June 30, 2009.  Net charge-offs in the second quarter of 2010 were $33.5 million, or 1.16 percent of average loans and leases, excluding covered loans, compared with $56.7 million, or 1.84 percent, for the second quarter of 2009. Net charge-offs for the six months ended June 30, 2010 were $83.0 million, or 1.42 percent of average loans and leases, excluding covered loans, compared with $90.3 million, or 1.47 percent, for the year-earlier period.  In accordance with the Company’s allowance for loan and lease losses methodology and in response to fluctuations in nonaccrual loans and net charge-offs, the Company decreased its provision for loan and lease losses to $32.0 million and $87.0 million for the three and six months ended June 30, 2010, compared with $70.0 million and $120.0 million for the year-earlier periods. The allowance for loan and lease losses on non-covered loans was $290.5 million as of June 30, 2010, compared to $288.5 million as of December 31, 2009 and $256.0 million as of June 30, 2009. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, increased to 2.53 percent at June 30, 2010 from 2.38 percent at December 31, 2009 and 2.06 percent at June 30, 2009. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 92.4 percent, 65.3 percent, and 64.6 percent at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  The Company believes that its allowance for loan and lease losses continues to be adequate.

The table below summarizes the activity in nonaccrual loans:

Changes in Nonaccrual Loans

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of period	$330,016	$313,641	$388,707	$211,142
Loans placed on nonaccrual	22,357	183,147	90,512	334,063
Charge-offs	(31,866)	(49,972)	(77,185)	(81,377)
Loans returned to accrual status	(4,339)	(8,875)	(4,827)	(11,053)
Repayments (including interest applied to principal)	(50,251)	(43,944)	(110,193)	(57,527)
Transfers to OREO	(5,799)	(15,736)	(26,896)	(16,987)
Balance, end of period	$260,118	$378,261	$260,118	$378,261

In addition to loans disclosed above as past due or nonaccrual, management has also identified $44.2 million of loans to 29 borrowers as of July 26, 2010, where the ability to comply with the present loan payment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at June 30, 2010, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. As of April 28, 2010, management had identified $61.4 million of loans to 43 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

The Company has taken and continues to take steps to address deterioration in credit quality in various segments of its loan portfolio. Deterioration has been centered in the land, acquisition and development and construction portfolios with lesser deterioration in its commercial loans portfolio.  These steps have included tightening underwriting standards, implementation of loss mitigation actions including curtailment of certain commitments and lending to certain sectors, and proactively identifying, managing, and resolving problem loans.

Based on these efforts, there are indications that the negative trends the Company saw in 2009 have begun to abate, although the Company expects non-accruals and charge offs to remain at elevated levels through 2010.  The trends in 2009 were exacerbated by the decline in land values and a severe recession in Nevada.  The Company has reappraised the portfolios that are under stress and adjusted the allowance for loan and lease losses accordingly.  While there could be further value deterioration, the Company believes that it will be significantly less than experienced in 2009.

Other Real Estate Owned

OREO was $153.3 million, $113.9 million and $18.1 million as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  The OREO balance at June 30, 2010 includes covered OREO of $98.8 million compared with $60.6 million at December 31, 2009. Covered OREO represents OREO covered by FDIC loss sharing agreements in the acquisitions of ICB, FPB and SWB.

Excluding covered OREO, the increase in remaining OREO was a result of new foreclosures, offset by sales and valuation write-downs.  Excluding covered OREO, the Company recognized valuation write downs on OREO totaling $7.4 million and $18.4 million in the quarter and six months ended June 30, 2010, respectively, compared with $0.6 million for the quarter and six month periods in the prior year.  The Company recognized $0.4 million and $1.0 million net gain on the sale of OREO, excluding covered OREO, in the quarter and six months ended June 30, 2010, respectively. There were no gains or losses on the sale of OREO in the first six months of 2009.

Other Assets

The following table presents information on other assets:

Other Assets

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Accrued interest receivable	$62,019	$74,929	$61,290
Other accrued income	12,303	12,070	14,970
Deferred compensation fund assets	43,885	44,564	37,133
Stock in government agencies	128,149	123,217	54,163
Private equity and alternative investments	37,467	37,416	38,690
Mark-to-market on derivatives	60,619	52,309	53,058
Income tax receivable	90,313	61,322	—
Prepaid FDIC assessment	73,236	85,127	—
FDIC receivable	100,559	27,542	—
Other	103,381	94,286	63,669
Total other assets	$711,931	$612,782	$322,973

Deposits

Deposits totaled $17.97 billion, $17.38 billion and $14.50 billion at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The increase in period end deposits from June 30, 2009 and December 31, 2009 was primarily attributable to the acquisitions of ICB in December 2009 and FPB and SWB in May 2010.  Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Core deposits totaled $16.82 billion, $15.73 billion and $13.25 billion at June 30, 2010, December 31, 2009 and June 30, 2009, respectively, and represented 94 percent, 91 percent and 91 percent of total deposits for the same periods.

Average deposits totaled $17.60 billion for the second quarter of 2010, an increase of 12 percent from $15.73 billion for the fourth quarter of 2009, and 26 percent from $14.02 billion the second quarter of 2009. Average non-interest bearing deposits for the second quarter of 2010 increased 3 percent from the fourth quarter of 2009 and 18 percent from the second quarter of 2009. Treasury Services deposit balances, which consists primarily of title, escrow and property management deposits, averaged $1.41 billion in the second quarter of 2010, up 45 percent from the same period in 2009 and 33 percent from the fourth quarter of 2009 due to the addition of new clients, an increase in residential real estate activity and a modest improvement in commercial real estate and apartment financing in certain markets.

Borrowed Funds

Borrowed funds provide an additional source of funding for loan growth, although increased deposit growth in 2009 and 2010 reduced the Company’s short-term borrowings balance. Short-term borrowings include federal funds purchased, securities sold under repurchase agreements, treasury tax and loan notes and FHLB borrowings. The average balance of short-term borrowings decreased to $183.7 million for the second quarter of 2010, from $237.2 million for the fourth quarter of 2009 and $560.9 million for the second quarter of 2009.

Other borrowings include ten-year subordinated notes issued by the Bank and Corporation, senior notes issued by the Corporation and trust preferred securities. The average balance of other borrowings increased to $803.1 million for the second quarter of 2010, from $638.1 million for the fourth quarter of 2009 and $404.8 million for the second quarter of 2009.

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

The Company had off-balance sheet credit commitments totaling $4.67 billion at June 30, 2010, compared with $4.68 billion and $5.10 billion at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised primarily of real estate and commercial loan commitments. In addition, the Company had $560.6 million outstanding in bankers’ acceptances and letters of credit of which $546.1 million relate to standby letters of credit at June 30, 2010.  At December 31, 2009, the Company had $578.1 million in outstanding bankers’ acceptances and letters of credit of which $567.3 million relate to standby letters of credit.  At June 30, 2009, the Company had $602.6 million in outstanding bankers’ acceptances and letters of credit of which $590.0 million relate to standby letters of credit.

As of June 30, 2010, the Company had private equity fund, alternative investment fund and other commitments of $65.4 million, of which $47.6 million was funded.  As of December 31, 2009 and June 30, 2009, the Company had private equity and alternative investment fund commitments of $68.4 million and $68.7 million, respectively, of which $51.3 million and $48.0 million was funded.

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

At June 30, 2010, $4.95 billion, or approximately 23 percent, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs.  Less than a quarter of one percent of total assets are measured using Level 3 inputs.  At June 30, 2010, $31.7 million of the Company’s total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.

At June 30, 2010, $212.6 million, or approximately 1 percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 and Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at June 30, 2010.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at June 30, 2010, December 31, 2009 and June 30, 2009:

	Regulatory Well-Capitalized Standards		June 30, 2010	December 31, 2009	June 30, 2009
City National Corporation
Tier 1 leverage	N/A	%	7.96%	9.48%	10.16%
Tier 1 risk-based capital	6.00		11.69	12.20	12.35
Total risk-based capital	10.00		14.68	15.15	14.18
Tangible common shareholders equity to tangible assets (1)	N/A		6.65	6.15	7.35
Tier 1 common shareholders’ equity to risk-based assets (2)	N/A		9.68	8.91	9.31

City National Bank
Tier 1 leverage	5.00%		8.27%	8.72%	8.52%
Tier 1 risk-based capital	6.00		12.19	11.23	10.35
Total risk-based capital	10.00		14.99	13.96	12.04

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Common shareholders’ equity	$1,901,771	$1,790,275	$1,757,438
Less: Goodwill and other intangible assets	(524,820)	(525,583)	(496,562)
Tangible common shareholders’ equity (A)	$1,376,951	$1,264,692	$1,260,876

Total assets	$21,231,447	$21,078,757	$17,660,785
Less: Goodwill and other intangible assets	(524,820)	(525,583)	(496,562)
Tangible assets (B)	$20,706,627	$20,553,174	$17,164,223

Tangible common shareholders’ equity to tangible assets (A)/(B)	6.65%	6.15%	7.35%

Tier 1 capital	1,614,341	1,760,136	1,714,912
Less: Preferred stock	—	(196,048)	(391,091)
Less: Noncontrolling interest	(25,088)	(26,339)	(25,387)
Less: Trust preferred securities	(252,088)	(252,036)	(5,155)
Tier 1 common shareholders’ equity (C)	$1,337,165	$1,285,713	$1,293,279

Risk-weighted assets (D)	$13,806,764	$14,430,857	$13,886,674

Tier 1 common shareholders’ equity to risk-based assets (C)/(D)	9.68%	8.91%	9.31%

Tier 1 capital ratios at June 30, 2010, December 31, 2009 and June 30, 2009 include preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in Noncontrolling interest in the consolidated balance sheets, and trust preferred securities issued by unconsolidated capital trust subsidiaries of the holding company.  Tier 1 capital ratios for December 31, 2009 and June 30, 2009 also include preferred stock issued under the Treasury’s TARP Capital Purchase Program, which was repurchased in two separate transactions in December 2009 and March 2010.  The Dodd-Frank Wall Street Reform and Consumer Protection Act requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin in 2013. Accordingly, the Corporation will evaluate its alternatives, including the potential for early redemption of some or all of its trust preferred securities, based on such considerations it may consider relevant, including dividend rates, the specifics of the future capital requirements, capital market conditions and other factors.

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

In December 2009, the Corporation repurchased $200 million, or 200,000 shares, of the TARP preferred stock that it had sold to the Treasury. On March 3, 2010, the Corporation repurchased the remaining $200 million, or 200,000 shares, of TARP preferred stock. The repurchase on March 3, 2010 resulted in a one-time, after-tax, non-cash charge of $3.8 million. On April 8, 2010, the Company repurchased its outstanding common stock warrant issued to the Treasury. The repurchase price of $18.5 million was recorded as a charge to additional paid-in capital.

The ratio of period-end equity to period-end assets as of June 30, 2010 was 9.08 percent, compared with 9.55 percent at December 31, 2009 and 12.31 percent at June 30, 2009.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at June 30, 2010 as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loans and deposit balances are modeled based on experience in previous vigorous economic recovery cycles.  Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of June 30, 2010, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields but are expected to lower interest expense somewhat thus improving net interest margin slightly. At June 30, 2010, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 2.2 percent in year one and a 9.4 percent increase in year two. This compares to an increase in projected net interest income of 3.8 percent in year one and a 17.0 percent increase in year two at June 30, 2009.  Interest rate sensitivity has decreased due to changes in the mix of the balance sheet, primarily significant growth in non-rate sensitive deposits, TARP repayment and other balance sheet changes related to the recent acquisitions. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates.  In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 1.9 percent in year one and 15.6 percent increase in year two.  The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

The company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction.  The following table shows the composition of the Company’s loan portfolio by major loan category as of June 30, 2010.  Each loan category is further divided into Floating, Adjustable and Fixed rate components.  Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial	$1,857	$1,311	$3,168	$44	$1,070	$4,282
Commercial real estate mortgages	213	478	691	90	1,298	2,079
Residential mortgages	49	25	74	1,831	1,673	3,578
Real estate construction	415	176	591	—	38	629
Equity lines of credit	742	—	742	—	—	742
Installment	90	—	90	—	83	173
Covered loans	174	81	255	1,631	195	2,081
Total loans and leases	$3,540	$2,071	$5,611	$3,596	$4,357	$13,564

Percentage of portfolio	26%	15%	41%	27%	32%	100%

It is common for floating rate loans to have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low.  At June 30, 2010, $5.61 billion (41 percent) of the Company’s loan portfolio was floating rate, of which $3.09 billion (55 percent) was not impacted by rate floors.  This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract.  Of the loans which were at their contractual minimum rate, $1.39 billion (25 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor.  Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent.  Only $203 million of floating rate loans have floors that are more than 2.00 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates.  The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of June 30, 2010:

	Loans with No Floor and Current Rate Greater than	Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$1,539	$1,121	$767	$114	$3,541
LIBOR	1,553	269	159	89	2,070
Total floating rate loans	$3,092	$1,390	$926	$203	$5,611

% of total floating rate loans	55%	25%	16%	4%	100%

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

The model indicates that the EVE is somewhat vulnerable to a sudden and substantial increase in interest rates.  As of June 30, 2010, an instantaneous 200 basis point increase in interest rates results in a 3.5 percent decline in EVE comparable to a 3.7 percent decline a year-earlier. Measurement of a 200 basis point decrease in rates as of June 30, 2010 and June 30, 2009 is not meaningful due to the current low rate environment.

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	June 30, 2010				December 31, 2009				June 30, 2009
(in millions)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)
Fair Value
Interest Rate Swaps
Certificates of deposit	$10.0	$0.5		0.9	$20.0	$0.9		0.9	$20.0	$1.3		1.4
Long-term and subordinated debt	358.2	27.8		1.8	358.2	27.7		2.3	362.4	29.2		2.8
Total fair value hedge swaps	368.2	28.3		1.8	378.2	28.6		2.2	382.4	30.5		2.7
Cash Flow Hedge
Interest Rate Swaps
US Dollar LIBOR based loans	50.0	0.3		—	350.0	6.6		1.6	200.0	9.2		1.3
Prime based loans	50.0	0.6		0.2	100.0	1.9		0.6	125.0	3.4		0.8
Total cash flow hedge swaps	100.0	0.9		0.1	450.0	8.5		1.4	325.0	12.6		1.1
Fair Value and Cash Flow Hedge
Interest Rate Swaps	$468.2	$29.2	(1)	1.4	$828.2	$37.1	(1)	1.8	$707.4	$43.1	(1)	2.0

(1)  Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset, mark-to-market liability (if applicable) and net interest receivable or payable.

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap agreements contain credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required varies by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit rating on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2010 was $12.0 million. The Company was not required to deliver collateral because the net liability position did not exceed the exposure threshold amount at the Company’s current credit rating.

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $6.0 million and $12.5 million of credit risk exposure at June 30, 2010 and 2009, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received.  The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. Collateral valued at $14.1 million and $20.1 million had been received from swap counterparties at June 30, 2010 and 2009, respectively.  Additionally, the Company had delivered collateral valued at $6.5 million to a counterparty at June 30, 2010.

The Company also offers various derivative products to clients and enters into derivative transactions in due course.  These derivative contracts are offset by paired trades with unrelated third parties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At June 30, 2010 and 2009, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $1.16 billion and $955.8 million, respectively.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that has materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made forward-looking statements in this document about the Company, for which the Company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the Company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward looking statements are subject to risks and uncertainties. A number of factors, some of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) local, regional and international business, economic and political conditions, (2) volatility in financial markets, including capital and credit markets, (3) significant changes in banking laws or regulations, including without limitation, the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and the new rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, (4) increases and required prepayments in Federal Deposit Insurance Corporation premiums and special federal assessments on financial institutions due to market developments and regulatory changes, (5) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (6) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC, (7) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources, (8) adequacy of the Company’s enterprise risk management framework, (9) Company’s ability to increase market share and control expenses, (10) Company’s ability to attract new employees and retain and motivate existing employees, (11) increased competition in the Company’s markets, (12) changes in the financial performance and/or condition of the Company’s borrowers, including changes in levels of unemployment, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness, (13) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division, (14) changes in consumer spending, borrowing and savings habits, (15) soundness of other financial institutions which could adversely affect the Company, (16) protracted labor disputes in the Company’s markets, (17) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (18) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (19) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (21) the success of the Company at managing the risks involved in the foregoing.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the Company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward looking statements are subject to risks and uncertainties. A number of factors, some of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) local, regional and international business, economic and political conditions, (2) volatility in financial markets, including capital and credit markets, (3) significant changes in banking laws or regulations, including without limitation, the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and the new rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, (4) increases and required prepayments in Federal Deposit Insurance Corporation premiums and special federal assessments on financial institutions due to market developments and regulatory changes, (5) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (6) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC, (7) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources, (8) adequacy of the Company’s enterprise risk management framework, (9) Company’s ability to increase market share and control expenses, (10) Company’s ability to attract new employees and retain and motivate existing employees, (11) increased competition in the Company’s markets, (12) changes in the financial performance and/or condition of the Company’s borrowers, including changes in levels of unemployment, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness, (13) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division, (14) changes in consumer spending, borrowing and savings habits, (15) soundness of other financial institutions which could adversely affect the Company, (16) protracted labor disputes in the Company’s markets, (17) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (18) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (19) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (21) the success of the Company at managing the risks involved in the foregoing.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended June 30, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 6.

ITEM 4.      RESERVED

ITEM 6.      EXHIBITS

No.

10.48*

Amended and Restated Employment Agreement between the Company and Russell Goldsmith dated June 24, 2010 (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 29, 2010)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

CITY NATIONAL CORPORATION
(Registrant)

DATE: August 6, 2010	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)