Form 10-Q
period 2010-09-30
CITY NATIONAL CORP
filed 2010-11-08
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, there were 52,118,347 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
(in thousands, except share amounts)	2010	2009	2009
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$224,363	$364,483	$348,958
Due from banks - interest-bearing	506,081	443,443	767,362
Federal funds sold	395,010	5,000	240,000
Securities available-for-sale - cost $5,275,623, $4,319,420, and $3,480,659 at September 30, 2010, December 31, 2009 and September 30, 2009, respectively:
Securities pledged as collateral	—	226,985	226,497
Held in portfolio	5,397,870	4,079,773	3,285,575
Trading securities	170,750	154,302	188,904
Loans and leases, excluding covered loans	11,418,625	12,146,908	12,168,490
Less: Allowance for loan and lease losses	274,167	288,493	265,005
Loans and leases, excluding covered loans, net	11,144,458	11,858,415	11,903,485
Covered loans, net of allowance for loan losses	1,910,133	1,851,821	—
Net loans and leases	13,054,591	13,710,236	11,903,485
Premises and equipment, net	123,427	124,309	126,097
Deferred tax asset	86,948	164,038	173,752
Goodwill	479,982	479,982	491,501
Customer-relationship intangibles, net	42,610	45,601	41,866
Bank-owned life insurance	78,897	76,834	76,155
Affordable housing investments	98,667	93,429	92,170
Customers’ acceptance liability	2,970	2,951	3,476
Other real estate owned ($110,391 and $60,558 covered by FDIC loss share at September 30, 2010 and December 31, 2009, respectively)	168,853	113,866	43,969
FDIC indemnification asset	324,240	380,743	—
Other assets	668,357	612,782	390,837
Total assets	$21,823,616	$21,078,757	$18,400,604
Liabilities
Demand deposits	$8,455,164	$7,753,936	$7,441,898
Interest checking deposits	1,513,924	2,278,586	1,776,643
Money market deposits	6,711,758	4,546,532	4,220,737
Savings deposits	288,417	393,177	276,087
Time deposits-under $100,000	373,276	756,616	210,344
Time deposits-$100,000 and over	1,071,067	1,650,601	1,182,734
Total deposits	18,413,606	17,379,448	15,108,443
Federal funds purchased and securities sold under repurchase agreements	—	626,779	231,903
Other short-term borrowings	710	690	720
Current portion of subordinated debt	155,649	—	—
Subordinated debt	179,384	340,137	341,587
Long-term debt	771,408	471,029	233,536
Reserve for off-balance sheet credit commitments	20,401	17,340	19,576
Acceptances outstanding	2,970	2,951	3,476
Other liabilities	255,358	176,238	192,974
Total liabilities	19,799,486	19,014,612	16,132,215
Redeemable noncontrolling interest	46,967	51,381	49,897
Commitments and contingencies
Equity
Preferred stock; 5,000,000 shares authorized; 200,000 and 400,000 shares issued and aggregate liquidation preference of $200,000 and $400,000 at December 31, 2009 and September 30, 2009, respectively	—	196,048	391,593
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 53,885,886 shares issued at September 30, 2010, December 31, 2009 and September 30, 2009	53,886	53,886	53,886
Additional paid-in capital	487,919	513,550	514,904
Accumulated other comprehensive income (loss)	73,369	(3,049)	24,329
Retained earnings	1,447,569	1,377,639	1,363,176
Treasury shares, at cost - 1,771,740, 2,349,430 and 2,386,899 shares at September 30, 2010, December 31, 2009 and September 30, 2009, respectively	(110,769)	(151,751)	(154,245)
Total common shareholders’ equity	1,951,974	1,790,275	1,802,050
Total shareholders’ equity	1,951,974	1,986,323	2,193,643
Noncontrolling interest	25,189	26,441	24,849
Total equity	1,977,163	2,012,764	2,218,492
Total liabilities and equity	$21,823,616	$21,078,757	$18,400,604

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Interest Income
Loans and leases	$177,526	$145,756	$521,430	$433,636
Securities available-for-sale	35,716	34,243	100,783	90,835
Trading securities	34	31	6	465
Due from banks - interest-bearing	546	259	1,315	705
Federal funds sold and securities purchased under resale agreements	239	130	396	145
Total interest income	214,061	180,419	623,930	525,786
Interest Expense
Deposits	12,417	12,854	38,165	48,483
Federal funds purchased and securities sold under repurchase agreements	1,652	2,016	5,291	6,279
Subordinated debt	4,697	3,220	14,001	5,294
Other long-term debt	7,579	988	21,245	3,803
Other short-term borrowings	—	—	9	113
Total interest expense	26,345	19,078	78,711	63,972
Net interest income	187,716	161,341	545,219	461,814
Provision for credit losses on loans and leases, excluding covered loans	13,000	85,000	100,000	205,000
Provision for losses on covered loans	8,233	—	54,749	—
Net interest income after provision	166,483	76,341	390,470	256,814
Noninterest Income
Trust and investment fees	32,695	32,289	100,180	83,342
Brokerage and mutual fund fees	6,494	6,041	17,236	22,443
Cash management and deposit transaction charges	11,620	13,142	36,204	39,143
International services	7,905	7,895	22,787	22,416
Bank-owned life insurance	727	639	2,063	2,373
FDIC loss sharing (expense) income, net	(377)	—	37,048	—
Gain (loss) on disposal of assets	2,603	(173)	1,180	(130)
Gain on sale of securities	451	3,445	2,940	3,795
Gain on acquisition	2,111	—	27,339	—
Other	2,721	6,345	20,991	21,366
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(11,739)	(20,588)	(13,248)	(34,161)
Less: Portion of loss recognized in other comprehensive income	11,587	19,810	11,587	19,810
Net impairment loss recognized in earnings	(152)	(778)	(1,661)	(14,351)
Total noninterest income	66,798	68,845	266,307	180,397
Noninterest Expense
Salaries and employee benefits	103,397	80,776	297,966	234,690
Net occupancy of premises	14,463	12,613	40,715	37,433
Legal and professional fees	10,633	8,706	33,570	24,347
Information services	7,940	7,342	22,994	20,814
Depreciation and amortization	6,351	6,472	19,061	18,417
Marketing and advertising	4,954	4,615	16,000	14,034
Office services and equipment	4,035	3,610	12,105	11,136
Amortization of intangibles	2,228	1,726	6,803	5,237
Other real estate owned	12,642	2,231	46,731	4,481
FDIC assessments	7,561	5,308	21,744	22,237
Other operating	10,477	10,366	29,613	28,058
Total noninterest expense	184,681	143,765	547,302	420,884
Income before income taxes	48,600	1,421	109,475	16,327
Income taxes	13,461	(6,966)	15,020	(6,320)
Net income	$35,139	$8,387	$94,455	$22,647
Less: Net income attributable to noncontrolling interest	721	348	3,021	375
Net income attributable to City National Corporation	$34,418	$8,039	$91,434	$22,272
Less: Dividends and accretion on preferred stock	—	5,502	5,702	16,504
Net income available to common shareholders	$34,418	$2,537	$85,732	$5,768
Net income per share, basic	$0.65	$0.05	$1.63	$0.11
Net income per share, diluted	$0.65	$0.05	$1.62	$0.11
Shares used to compute income per share, basic	52,105	51,482	51,937	49,855
Shares used to compute income per share, diluted	52,498	51,660	52,391	49,987
Dividends per share	$0.10	$0.10	$0.30	$0.45

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
(in thousands)	2010	2009
Cash Flows From Operating Activities
Net income	$94,455	$22,647
Adjustments to net income:
Provision for credit losses on loans and leases, excluding covered loans	100,000	205,000
Provision for losses on covered loans	54,749	—
Amortization of intangibles	6,803	5,237
Depreciation and amortization	19,061	18,417
Amortization of cost and discount on long-term debt	614	436
Share-based employee compensation expense	12,425	10,786
(Gain) loss on disposal of assets	(1,180)	130
Gain on sale of securities	(2,940)	(3,795)
Gain on acquisition	(27,339)	—
Impairment loss on securities	1,661	14,351
Other, net	(14,127)	2,085
Net change in:
Trading securities	(16,448)	113,094
Deferred income tax benefit	18,727	(470)
Other assets and other liabilities, net	247,074	(143,336)
Net cash provided by operating activities	493,535	244,582
Cash Flows From Investing Activities
Purchases of securities available-for-sale	(2,933,612)	(2,440,987)
Sales of securities available-for-sale	436,894	554,834
Maturities and paydowns of securities available-for-sale	1,535,868	618,141
Loan originations, net of principal collections	751,982	73,617
Net payments for premises and equipment	(18,179)	(10,432)
Net cash acquired (paid) in acquisitions	94,706	(18,328)
Other investing activities, net	39,824	2,779
Net cash used in investing activities	(92,517)	(1,220,376)
Cash Flows From Financing Activities
Net increase in deposits	492,659	2,456,319
Net decrease in federal funds purchased and securities sold under repurchase agreements	(626,779)	(676,254)
Net decrease in short-term borrowings, net of transfers from long-term debt	(30,519)	(123,780)
Net increase in other borrowings	294,858	170,900
Proceeds from exercise of stock options	18,578	1,150
Tax benefit from exercise of stock options	3,186	141
Redemption of preferred stock	(200,000)	—
Issuance of common stock	—	119,929
Repurchase of common stock warrants	(18,500)	—
Cash dividends paid	(18,737)	(36,883)
Other financing activities, net	(3,236)	(3,673)
Net cash (used in) provided by financing activities	(88,490)	1,907,849
Net increase in cash and cash equivalents	312,528	932,055
Cash and cash equivalents at beginning of year	812,926	424,265
Cash and cash equivalents at end of period	$1,125,454	$1,356,320
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$83,921	$63,804
Income taxes	—	17,689
Non-cash investing activities:
Transfer of loans to other real estate owned	$116,010	$47,715
Transfer from securities available-for-sale to trading securities	—	6,400
Assets acquired (liabilities assumed) in acquisitions:
Securities available-for-sale	$17,183	$—
Covered loans	330,566	—
Covered other real estate owned	15,161	—
Deposits	(541,499)	—
Other borrowings	(30,539)	—

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

	City National Corporation Shareholders’ Equity
					Accumulated
	Common			Additional	other			Non-
	shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	controlling	Total
(in thousands, except share amounts)	issued	stock	stock	capital	income (loss)	earnings	shares	interest	equity

Balance, January 1, 2009	50,961,457	$390,089	$50,961	$389,077	$(48,022)	$1,379,624	$(156,736)	$25,441	$2,030,434
Net income (1)	—	—	—	—	—	22,272	—	1,625	23,897
Other comprehensive income, net of tax:
Amortization of prior service cost	—	—	—	—	119	—	—	—	119
Non-credit related impairment loss on investment securities, net of taxes of $8.3 million	—	—	—	—	(11,523)	—	—	—	(11,523)
Net unrealized gain on securities available-for-sale, net of taxes of $60.9 million and reclassification of $2.0 million net loss included in net income	—	—	—	—	84,657	—	—	—	84,657
Net unrealized loss on cash flow hedges, net of taxes of $0.6 million and reclassification of $5.2 million net gain included in net income	—	—	—	—	(902)	—	—	—	(902)
Total comprehensive income								1,625	96,248
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,717)	(1,717)
Issuance of common stock	3,220,000	—	3,220	116,409	—	—	—	—	119,629
Issuance of shares under share-based compensation plans	(295,571)	—	(295)	(1,814)	—	—	2,491	—	382
Preferred stock accretion	—	1,504	—	—	—	(1,504)	—	—	—
Share-based employee compensation expense	—	—	—	10,693	—	—	—	—	10,693
Tax expense from share-based compensation plans	—	—	—	(714)	—	—	—	—	(714)
Cash dividends:
Preferred	—	—	—	—	—	(15,000)	—	—	(15,000)
Common	—	—	—	—	—	(22,216)	—	—	(22,216)
Net change in deferred compensation plans	—	—	—	492	—	—	—	—	492
Change in redeemable noncontrolling interest	—	—	—	761	—	—	—	—	761
Other	—	—	—	—	—	—	—	(500)	(500)
Balance, September 30, 2009	53,885,886	$391,593	$53,886	$514,904	$24,329	$1,363,176	$(154,245)	$24,849	$2,218,492

Balance, January 1, 2010	53,885,886	$196,048	$53,886	$513,550	$(3,049)	$1,377,639	$(151,751)	$26,441	$2,012,764
Net income (1)	—	—	—	—	—	91,434	—	1,606	93,040
Other comprehensive income, net of tax:
Amortization of prior service cost	—	—	—	—	119	—	—	—	119
Non-credit related impairment loss on investment securities, net of taxes of $4.8 million	—	—	—	—	(6,740)	—	—	—	(6,740)
Net unrealized gain on securities available-for-sale, net of
taxes of $61.3 million and reclassification of $0.6 million net gain included in net income	—	—	—	—	85,215	—	—	—	85,215
Net unrealized loss on cash flow hedges, net of taxes of $3.1 million and reclassification of $4.3 million net gain included in net income	—	—	—	—	(2,176)	—	—	—	(2,176)
Total comprehensive income								1,606	169,458
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,606)	(1,606)
Issuance of shares under share-based compensation plans	—	—	—	(23,671)	—	—	40,885	—	17,214
Preferred stock accretion	—	3,952	—	—	—	(3,952)	—	—	—
Redemption of preferred stock	—	(200,000)	—	—	—	—	—	—	(200,000)
Repurchase of common stock warrants	—	—	—	(18,500)	—	—	—	—	(18,500)
Share-based employee compensation expense	—	—	—	12,367	—	—	—	—	12,367
Tax benefit from share-based compensation plans	—	—	—	2,107	—	—	—	—	2,107
Cash dividends:						—
Preferred	—	—	—	—	—	(1,750)	—	—	(1,750)
Common	—	—	—	—	—	(15,802)	—	—	(15,802)
Net change in deferred compensation plans	—	—	—	350	—	—	97	—	447
Change in redeemable noncontrolling interest	—	—	—	1,716	—	—	—	—	1,716
Other	—	—	—	—	—	—	—	(1,252)	(1,252)
Balance, September 30, 2010	53,885,886	$—	$53,886	$487,919	$73,369	$1,447,569	$(110,769)	$25,189	$1,977,163

(1)          Net income excludes net income (loss) attributable to redeemable noncontrolling interest of $1,415 and ($1,250) for the nine-month periods ended September 30, 2010 and 2009, respectively.  Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 16 of the Notes to the Unaudited Consolidated Financial Statements.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”).  The Bank delivers banking, trust and investment services through 74 offices in Southern California, the San Francisco Bay area, Nevada and New York City. The Corporation has seven consolidated investment advisory affiliates and a noncontrolling interest in two other firms.  The Corporation also has two unconsolidated subsidiaries, Business Bancorp Capital Trust I and City National Capital Trust I.  Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

Use of Estimates

The Company’s accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company’s estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options and restricted stock, income taxes, goodwill and intangible asset impairment, securities available-for-sale impairment, private equity and alternative investment impairment, valuation of assets and liabilities acquired in business combinations, subsequent valuations of covered loans, valuation of noncontrolling interest and the valuation of financial assets and liabilities reported at fair value.

The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.

Note 1. Summary of Significant Accounting Policies (Continued)

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

The results for the 2010 interim period are not necessarily indicative of the results expected for the full year.  The Company has not made any significant changes in its critical accounting policies or in its estimates and assumptions from those disclosed in its 2009 Annual Report other than the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on or after January 1, 2010. Refer to Accounting Pronouncements for discussion of accounting pronouncements adopted in 2010.

Certain prior period amounts have been reclassified or restated to conform to the current period presentation.

Accounting Pronouncements

During the nine months ended September 30, 2010, the following accounting pronouncements applicable to the Company were issued or became effective:

•                  In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, which codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets into  Accounting Standards Codification (“ASC”) Topic 860. ASU 2009-16 represents a revision to former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. ASU 2009-16 expands required disclosures about transfers of financial assets and the risks associated with a transferor’s continuing involvement with transferred assets.  It also removes the concept of “qualifying special-purpose entity” from U.S. GAAP.  The new guidance became effective for the Company on January 1, 2010.  Adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

•                  In December 2009, the FASB issued ASU 2009-17, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), into ASC Topic 810, Consolidations (“ASC 810”). ASU 2009-17 revises former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities. The revised guidance requires, among other things, that an entity perform both a quantitative and qualitative analysis to determine if it is the primary beneficiary of a VIE and therefore required to consolidate the VIE. The qualitative analysis includes determining whether an entity has the power to direct the most significant activities of the VIE. The amended guidance also requires consideration of related party relationships in the determination of the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. The new guidance became effective for the Company on January 1, 2010.  Adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

•                  In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 enhances disclosure requirements under ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), to include disclosure of transfers in and out of Level 1 and 2, and detail of activity in Level 3 fair value measurements.  The ASU also provides clarification of existing disclosure requirements pertaining to the level of disaggregation used in fair value measurements, and disclosures about inputs and valuation techniques used for both recurring and nonrecurring fair value measurements.  The new guidance, except for the requirement to provide the Level 3 activity on a gross basis, became effective for the Company on January 1, 2010.  Adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The expanded disclosure requirements pertaining to Level 3 activity will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

Note 1. Summary of Significant Accounting Policies (Continued)

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

•                  In July 2010, the FASB issued ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”) which requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications.  The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures.  The expanded disclosures as of the end of the reporting period are effective for interim or annual reporting periods ending after December 15, 2010. These period-end disclosure requirements will become effective for the Company with its 2010 Form 10-K.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The ASU encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  The Company is evaluating the impact of adoption of ASU 2010-20 on its disclosures in the consolidated financial statements.

Note 2. Business Combinations

1st Pacific Bank of California and Sun West Bank

On May 7, 2010, the Bank acquired the banking operations of 1st Pacific Bank of California (“FPB”) in a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”). Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $318.6 million in assets and assumed $264.2 million in liabilities.  The Bank acquired most of FPB’s assets, including loans with a fair value of $202.8 million and assumed deposits with a fair value of $237.2 million. The Bank paid $12.3 million in cash to the FDIC. The acquisition of FPB added five new bank branches in California.

On May 28, 2010, the Bank acquired the banking operations of Sun West Bank (“SWB”) in Las Vegas, Nevada in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $340.0 million in assets and assumed $310.1 million in liabilities. The Bank acquired most of SWB’s assets, including loans and other real estate owned (“OREO”) with a fair value of $127.6 million and $12.1 million, respectively, and assumed deposits with a fair value of $304.3 million. The Bank received approximately $29.2 million in cash from the FDIC.  The acquisition of SWB added three new bank branches in Nevada.

In connection with the acquisitions of FPB and SWB, the Bank entered into loss-sharing agreements with the FDIC under which the FDIC will reimburse the Bank for 80 percent of eligible losses with respect to covered assets.  Covered assets include acquired loans (“covered loans”) and OREO (“covered OREO”) that are covered under the loss-sharing agreement with the FDIC. Under the FPB loss-sharing agreement, the Company has a first loss tranche that is not reimbursable by the FDIC. At acquisition date, the first loss tranche was determined by the FDIC to be $22.3 million but was later amended by the FDIC to $19.8 million in September 2010. The Company will recognize losses of up to $19.8 million, and all subsequent losses above that threshold will then be subject to FDIC reimbursement of 80 percent. There is no first loss tranche under the SWB loss-sharing agreement. The term of the loss share agreements is ten years for single family residential loans and five years for all other loans. The expected reimbursements under the loss-sharing agreements were recorded as indemnification assets at their estimated fair value of $36.5 million for FPB and $104.6 million for SWB.  The difference between the fair value of the FDIC indemnification asset and the undiscounted cash flows that the Bank expects to collect from the FDIC is accreted into noninterest income.

The Bank recognized a $3.8 million liability in the acquisition of FPB relating to a requirement that the Bank reimburse the FDIC if actual cumulative losses are lower than the cumulative losses originally estimated by the FDIC prior to the acquired bank’s failure.  There was no similar liability recognized in the acquisition of SWB.

During the second quarter of 2010, the Bank recognized a gain of $0.5 million and $24.7 million on the acquisitions of FPB and SWB, respectively.  The gain represents the amount by which the fair value of the assets acquired and consideration received from or paid to the FDIC exceeds the liabilities assumed.  During the third quarter of 2010, the Bank recognized an additional gain of $2.1 million when the first loss tranche under the FPB loss-sharing agreement was revised from $22.3 million to $19.8 million.  Acquisition gains are reported in Gain on acquisition in the consolidated statements of income.

Imperial Capital Bank

On December 18, 2009, the Bank acquired the banking operations of Imperial Capital Bank (“ICB”) in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $3.25 billion in assets and assumed $3.09 billion in liabilities. The Bank acquired most of ICB’s assets, including loans and OREO with a fair value of $1.86 billion and $58.8 million, respectively, and assumed deposits of $2.08 billion. The Bank received approximately $70.8 million in cash from the FDIC and recorded a receivable for an additional $5.3 million expected in 2010.  A gain of $38.2 million was recognized on the acquisition in 2009.  The acquisition of ICB added three new bank branches in California.

Note 2. Business Combinations (Continued)

In connection with the acquisition, the Bank entered into a loss-sharing agreement with the FDIC under which the FDIC will reimburse the Bank for 80 percent of eligible losses up to $649 million and 95 percent of eligible losses in excess of $649 million.  The term of the loss share agreement is ten years for single family residential loans and seven years for all other loans. The expected reimbursements under the loss-sharing agreement were recorded as an indemnification asset at their estimated fair value of $380.0 million at the acquisition date.  The difference between the fair value of the FDIC indemnification asset and the undiscounted cash flow the Bank expects to collect from the FDIC is accreted into noninterest income.

In the last three quarters of the seventh year of the agreement, the Bank has the right, without FDIC consent, to sell up to $400 million of the remaining covered loans, provided the properties securing those loans have a current independent appraisal that supports a loan-to-value ratio of 75 percent or more of the covered loans’ book value.

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

Note 3. Fair Value Measurements (Continued)

The following tables summarize assets and liabilities measured at fair value as of September 30, 2010, December 31, 2009 and September 30, 2009 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of September 30, 2010	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
U.S. Treasury	$19,117	$19,117	$—	$—
Federal agency - Debt	1,311,936	—	1,311,936	—
Federal agency - MBS	508,508	—	508,508	—
CMOs - Federal agency	2,923,601	—	2,923,601	—
CMOs - Non-agency	205,320	—	205,320	—
State and municipal	360,471	—	360,471	—
Other debt securities	58,890	—	38,594	20,296
Equity securities and mutual funds	10,027	10,027	—	—
Trading securities	170,750	154,309	16,441	—
Mark-to-market derivatives (1)	66,191	3,547	62,644	—
Total assets at fair value	$5,634,811	$187,000	$5,427,515	$20,296

Liabilities
Mark-to-market derivatives (2)	$38,798	$1,391	$37,407	$—
Total liabilities at fair value	$38,798	$1,391	$37,407	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial	$1,869	$—	$1,869	$—
Commercial real estate mortgages	31,733	—	20,134	11,599
Residential mortgages	9,319	—	9,319	—
Real estate construction	130,744	—	125,712	5,032
Equity lines of credit	3,485	—	3,485	—
Collateral dependent impaired covered loans (3)
Commercial	2,633	—	—	2,633
Other real estate owned (4)	71,297	—	59,592	11,705
Private equity investments	8,580	—	—	8,580
Total assets at fair value	$259,660	$—	$220,111	$39,549

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Impaired loans for which fair value was calculated using the collateral valuation method.

(4) OREO balance of $168.9 million in the consolidated balance sheets includes $110.4 million of covered OREO and is net of estimated disposal costs.

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

(4) OREO balance of $113.9 million in the consolidated balance sheets includes $60.6 million of covered OREO and is net of estimated disposal costs.

Note 3. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of September 30, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
U.S. Treasury	$13,554	$13,554	$—	$—
Federal agency - Debt	360,284	—	360,284	—
Federal agency - MBS	581,974	—	581,974	—
CMOs - Federal agency	1,781,666	—	1,781,666	—
CMOs - Non-agency	280,856	—	280,856	—
State and municipal	403,264	—	403,264	—
Other debt securities	69,749	—	42,776	26,973
Equity securities and mutual funds	20,725	20,725	—	—
Trading securities	188,904	175,035	13,040	829
Mark-to-market derivatives (1)	64,414	5,337	59,077	—
Total assets at fair value	$3,765,390	$214,651	$3,522,937	$27,802

Liabilities
Mark-to-market derivatives (2)	$19,315	$624	$18,691	$—
Total liabilities at fair value	$19,315	$624	$18,691	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial	$414	$—	$414	$—
Commercial real estate mortgages	40,193	—	40,193	—
Residential mortgages	2,472	—	2,472	—
Real estate construction	180,118	—	180,118	—
Equity lines of credit	1,487	—	1,487	—
Other real estate owned (4)	32,758	—	32,758	—
Private equity investments	4,954	—	—	4,954
Total assets at fair value	$262,396	$—	$257,442	$4,954

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Impaired loans for which fair value was calculated using the collateral valuation method.

(4) Other real estate owned balance of $44.0 million in the consolidated balance sheets is net of estimated disposal costs.

Note 3. Fair Value Measurements (Continued)

At September 30, 2010, $5.63 billion, or approximately 26 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $4.51 billion or 21 percent at December 31, 2009, and $3.77 billion or 20 percent at September 30, 2009. The majority of these financial assets were valued using Level 1 or Level 2 inputs.  Less than a quarter of 1 percent of total assets was measured using Level 3 inputs.  Approximately $38.8 million, $14.6 million and $19.3 million of the Company’s total liabilities at September 30, 2010, December 31, 2009 and September 30, 2009, respectively, were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.  At September 30, 2010, $259.7 million, or approximately 1 percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis, compared with $293.2 million or 1 percent at December 31, 2009, and $262.4 million or 1 percent at September 30, 2009.  These assets were measured using Level 2 and Level 3 inputs.  There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2010.

For assets measured at fair value on a nonrecurring basis, the following table presents the total losses (gains), which include charge-offs, specific reserves, valuation write-downs, and net losses on sales of other real estate owned, recognized in the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Collateral dependent impaired loans
Commercial	$829	$368	$7,725	$5,203
Commercial real estate mortgages	5,288	11,481	22,736	14,737
Residential mortgages	507	573	1,713	1,444
Real estate construction	(5,210)	39,161	4,910	84,613
Equity lines of credit	487	177	538	519
Collateral dependent impaired covered loans
Commercial	414	—	414	—
Other real estate owned	5,794	4,199	28,410	9,537
Private equity investments	487	1,396	915	1,799
Total losses recognized	$8,596	$57,355	$67,361	$117,852

Level 3 assets measured at fair value on a recurring basis include CDO senior notes in the current and prior year periods, and CDO income notes in the first quarter of 2009 only, for which the market is inactive. The fair value of these securities is determined using an internal cash flow model that incorporates management’s assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. These assumptions are not directly observable in the market. Unrealized gains and losses on securities available-for-sale are reported as a component of Accumulated other comprehensive income (“AOCI”) in the consolidated balance sheets. Activity in Level 3 assets measured on a recurring basis for the nine months ended September 30, 2010 and 2009 is summarized in the following table:

Level 3 Assets Measured on a Recurring Basis

	September 30, 2010	September 30, 2009
(in thousands)	Securities Available- for-Sale	Securities Available-for-Sale	Trading Securities	Total Level 3 Assets
Balance, beginning of period	$26,779	$32,419	$—	$32,419
Total realized/unrealized gains (losses):
Included in earnings	—	(9,281)	(1,618)	(10,899)
Included in other comprehensive income	(4,952)	7,068	—	7,068
Purchases, sales, issuances and settlements, net	(1,531)	(786)	—	(786)
Transfers between categories	—	(2,447)	2,447	—
Balance, end of period	$20,296	$26,973	$829	$27,802

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

Fair Value of Financial Instruments

A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of a financial instrument. The table below summarizes the estimated fair values for the Company’s financial instruments as of September 30, 2010 and September 30, 2009.  The disclosure does not include estimated fair value amounts for assets and liabilities which are not defined as financial instruments but which have significant value. These assets and liabilities include the value of customer-relationship intangibles, goodwill, and affordable housing investments carried at cost, other assets, deferred taxes and other liabilities. Accordingly, the total of the fair values presented does not represent the underlying value of the Company.

Following is a description of the methods and assumptions used in estimating the fair values for each class of financial instrument:

Cash and due from banks, Due from banks—interest bearing and Federal funds sold — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities available-for-sale and Trading securities — For securities held as available-for-sale, the fair value is determined by quoted market prices, where available, or on observable market inputs appropriate for the type of security. If quoted market prices or observable market inputs are not available, discounted cash flows may be used to determine an appropriate fair value. Fair value for trading securities is generally based on quoted market prices or dealer quotes.  The fair value of trading securities for which quoted prices are not available is based on observable market inputs. The fair value of CDO income notes was determined using a discounted cash flow model.

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

FDIC indemnification asset — The fair value of the FDIC indemnification asset is estimated by discounting estimated future cash flows based on estimated current market rates.

Investment in FRB and FHLB stock — Investments in government agency stock are recorded at cost. Ownership of these securities is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FRB and FHLB stock is equal to the carrying amount.

Note 3. Fair Value Measurements (Continued)

Derivative contracts — The fair value of non-exchange traded (over-the-counter) derivatives is obtained from third party market sources.  The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. The fair values of interest rate contracts include interest receivable and payable and cash collateral, if any.

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

FDIC clawback liability — The FDIC clawback liability represents an estimated payment by the Company to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The fair value of the FDIC clawback liability is estimated by discounting estimated future cash flows based on estimated current market rates.

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

Note 3. Fair Value Measurements (Continued)

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2010 and September 30, 2009 were as follows:

	September 30, 2010		September 30, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$224.4	$224.4	$349.0	$349.0
Due from banks - interest bearing	506.1	506.1	767.4	767.4
Federal funds sold	395.0	395.0	240.0	240.0
Securities available-for-sale	5,397.9	5,397.9	3,512.1	3,512.1
Trading securities	170.8	170.8	188.9	188.9
Loans and leases, net of allowance	11,144.5	11,517.3	11,903.5	12,058.1
Covered loans, net of allowance	1,910.1	1,921.7	—	—
FDIC indemnification asset	324.2	321.6	—	—
Investment in FRB and FHLB stock	124.4	124.4	54.2	54.2
Derivative contracts	66.2	66.2	64.4	64.4

Financial Liabilities:
Deposits	$18,413.6	$18,418.8	$15,108.4	$15,112.5
Federal funds purchased and securities sold under repurchase agreements	—	—	31.9	31.9
Structured securities sold under repurchase agreements	—	—	200.0	210.1
Other short-term borrowings	0.7	0.7	0.7	0.7
Subordinated and long-term debt	1,106.4	1,140.4	575.1	571.8
Derivative contracts	38.8	38.8	19.3	19.3
FDIC clawback liability	3.6	3.6	—	—
Commitments to extend credit	5.7	21.1	—	13.7
Commitments to private equity and affordable housing funds	20.8	37.3	—	36.1

Note 4. Investment Securities

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale at September 30, 2010, December 31, 2009 and September 30, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2010
U.S. Treasury	$19,058	$59	$—	$19,117
Federal agency - Debt	1,304,219	7,717	—	1,311,936
Federal agency - MBS	486,208	22,300	—	508,508
CMOs - Federal agency	2,834,258	89,437	(94)	2,923,601
CMOs - Non-agency	217,169	2,663	(14,512)	205,320
State and municipal	343,008	17,486	(23)	360,471
Other debt securities	65,321	3,660	(10,091)	58,890
Total debt securities	5,269,241	143,322	(24,720)	5,387,843
Equity securities and mutual funds	6,382	3,645	—	10,027
Total securities	$5,275,623	$146,967	$(24,720)	$5,397,870

December 31, 2009
U.S. Treasury	$73,597	$2	$(2)	$73,597
Federal agency - Debt	659,716	651	(3,646)	656,721
Federal agency - MBS	552,691	6,521	(4,055)	555,157
CMOs - Federal agency	2,294,676	23,641	(12,206)	2,306,111
CMOs - Non-agency	272,262	304	(31,237)	241,329
State and municipal	368,454	10,915	(730)	378,639
Other debt securities	82,163	1,093	(6,750)	76,506
Total debt securities	4,303,559	43,127	(58,626)	4,288,060
Equity securities and mutual funds	15,861	2,837	—	18,698
Total securities	$4,319,420	$45,964	$(58,626)	$4,306,758

September 30, 2009
U.S. Treasury	$13,543	$11	$—	$13,554
Federal agency - Debt	358,928	1,464	(108)	360,284
Federal agency - MBS	564,193	17,804	(23)	581,974
CMOs - Federal agency	1,750,790	32,139	(1,263)	1,781,666
CMOs - Non-agency	314,583	88	(33,815)	280,856
State and Municipal	384,999	18,476	(211)	403,264
Other	76,069	873	(7,193)	69,749
Total debt securities	3,463,105	70,855	(42,613)	3,491,347
Equity securities and mutual funds	17,554	3,171	—	20,725
Total securities	$3,480,659	$74,026	$(42,613)	$3,512,072

Note 4. Investment Securities (Continued)

Proceeds from sales of securities were $4.9 million and $436.9 million for the three and nine months ended September 30, 2010, compared with $108.8 million and $554.8 million for the three and nine months ended September 30, 2009, respectively.  The following table provides the gross realized gains and losses on the sales of securities available-for-sale:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Gross realized gains	$453	$3,554	$5,447	$12,218
Gross realized losses	(2)	(109)	(2,507)	(8,423)
Net realized gains (losses)	$451	$3,445	$2,940	$3,795

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

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at September 30, 2010.  The Company recorded impairment losses in earnings on securities available-for-sale of $0.2 million and $1.7 million for the three and nine months ended September 30, 2010, respectively.  Of the Company’s total other-than-temporary impairment losses, $11.6 million related to non-credit-related impairment and was recorded in AOCI.  The Company recorded impairment losses in earnings on securities available-for-sale of $0.8 million and $14.4 million for the three and nine months ended September 30, 2009, respectively.

The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

(in thousands) Impairment Losses on	For the three-months ended September 30,		For the nine-months ended September 30,
Other-Than-Temporarily Impaired Securities	2010	2009	2010	2009
Non-agency CMOs	$152	$778	$1,368	$2,315
Collateralized debt obligation income notes	—	—	—	9,282
Perpetual preferred stock	—	—	293	1,124
Mutual funds	—	—	—	1,630
Total	$152	$778	$1,661	$14,351

Note 4. Investment Securities (Continued)

The following table provides a rollforward of credit-related other-than-temporary impairment recognized in earnings for debt securities for the three and nine months ended September 30, 2010 and 2009. Credit-related other-than-temporary impairment that was recognized in earnings during the three and nine months ending September 30, 2010 is reflected as an “Initial credit-related impairment” if the current period is the first time the security had a credit impairment. A credit related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the current period is not the first time the security had a credit impairment.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of period	$18,922	$14,835	$17,707	$8,083
Subsequent credit-related impairment	152	696	1,341	5,215
Initial credit-related impairment	—	82	26	2,315
Balance, end of period	$19,074	$15,613	$19,074	$15,613

Non-Agency CMOs

During the third quarter of 2010, the Company identified certain non-agency collateralized mortgage obligation securities (“CMOs”) that were considered to be other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security.  Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company concluded that the shortfall in expected cash flows represented a credit loss and recognized impairment losses in earnings totaling $0.2 million on its investments in CMOs in the third quarter. The Company has recognized credit losses totaling $1.4 million on its investments in non-agency CMOs year-to-date. The remaining other-than-temporary impairment for these securities was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates.

Note 4. Investment Securities (Continued)

The following tables provide a summary of the gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of September 30, 2010, December 31, 2009 and September 30, 2009.  The tables include investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit-related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
September 30, 2010
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agency - Debt	—	—	—	—	—	—
CMOs - Federal agency	72,944	94	—	—	72,944	94
CMOs - Non-agency	21,746	375	98,581	14,137	120,327	14,512
State and municipal	543	2	729	21	1,272	23
Other debt securities	—	—	13,358	10,091	13,358	10,091
Total securities	$95,233	$471	$112,668	$24,249	$207,901	$24,720

December 31, 2009
U.S. Treasury	$59,995	$2	$—	$—	$59,995	$2
Federal agency - Debt	437,548	3,646	—	—	437,548	3,646
Federal agency - MBS	285,328	4,055	—	—	285,328	4,055
CMOs - Federal agency	634,732	12,206	—	—	634,732	12,206
CMOs - Non-agency	35,192	428	180,699	30,809	215,891	31,237
State and municipal	18,187	340	4,500	390	22,687	730
Other debt securities	—	—	36,315	6,750	36,315	6,750
Total securities	$1,470,982	$20,677	$221,514	$37,949	$1,692,496	$58,626

September 30, 2009
Federal agency - Debt	$25,819	$108	$—	$—	$25,819	$108
Federal agency - MBS	9,937	23	—	—	9,937	23
CMOs - Federal agency	129,042	1,263	—	—	129,042	1,263
CMOs - Non-agency	—	—	257,400	33,815	257,400	33,815
State and municipal	1,611	31	5,865	180	7,476	211
Other debt securities	—	—	45,089	7,193	45,089	7,193
Total securities	$166,409	$1,425	$308,354	$41,188	$474,763	$42,613

At September 30, 2010, total securities available-for-sale had a fair value of $5.40 billion, which included $207.9 million of securities available-for-sale in an unrealized loss position as of September 30, 2010.  This balance consists of $156.1 million of temporarily impaired securities and $51.8 million of securities that had non-credit related impairment recognized in AOCI.  At September 30, 2010, the Company had 24 debt securities in an unrealized loss position.  The debt securities in an unrealized loss position include 1 Federal agency MBS, 4 Federal agency CMOs, 16 private label CMOs, 2 state and municipal securities and 1 other debt security.

The largest component of the unrealized loss at September 30, 2010 was $14.5 million related to non-agency collateralized mortgage obligations. The Company monitors the performance of the mortgage pools underlying these bonds.  The Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs held largely to the current absence of liquidity in this sector of the credit market and to increases in market yields. Other than the $1.4 million year-to-date credit loss discussed in Non-Agency CMOs above, the Company expects to receive all contractual principal and interest payments due on its CMO debt securities.  Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made

Note 4. Investment Securities (Continued)

to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high-end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of further other-than-temporary impairment charges.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions.  Liquidity pressures in 2008 and in 2009 caused a general decline in the value of corporate debt.  The CDOs held in securities available-for-sale at September 30, 2010 are the most senior tranches of each issue. The market for CDOs has been inactive since 2008, therefore, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $9.7 million net unrealized loss at September 30, 2010 which the Company attributes to the illiquid credit markets and to the increase in market yields on these securities resulting from lower credit ratings. The two issues held have collateral that exceeds the outstanding debt by approximately 24 percent and 28 percent, respectively, at September 30, 2010. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

The Company does not consider the debt securities in the table above to be other than temporarily impaired at September 30, 2010.

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

At September 30, 2009, total securities available-for-sale had a fair value of $3.51 billion, which included $474.8 million of securities available-for-sale in an unrealized loss position as of September 30, 2009.  This balance consisted of $429.5 million of temporarily impaired securities and $45.3 million of securities that had non-credit related impairment recognized in AOCI.  At September 30, 2009, the Company had 55 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 2 Federal agency securities, 1 Federal agency MBS, 7 Federal agency CMOs, 29 private label CMOs, 10 state and municipal securities and 6 other debt securities.

Note 4. Investment Securities (Continued)

The following table provides the expected remaining maturities of debt securities included in the securities portfolio as of September 30, 2010, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

U.S. Treasury	$14,036	$5,081	$—	$—	$19,117
Federal agency - Debt	1,089,855	222,081	—	—	1,311,936
Federal agency - MBS	73	256,020	225,191	27,224	508,508
CMOs - Federal agency	368,661	2,346,567	195,268	13,105	2,923,601
CMOs - Non-agency	21,005	157,277	27,038	—	205,320
State and municipal	36,753	157,707	116,029	49,982	360,471
Other	6,938	10,099	41,853	—	58,890
Total debt securities	$1,537,321	$3,154,832	$605,379	$90,311	$5,387,843

Amortized cost	$1,527,245	$3,063,647	$590,726	$87,623	$5,269,241

Note 5.  Other Investments

Federal Home Loan Bank and Federal Reserve Bank Stock

The Company’s investment in stock issued by the Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve (“FRB”) totaled $124.4 million at September 30, 2010 compared to $123.2 million at December 31, 2009, and $54.2 million at September 30, 2009.  Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment.

At September 30, 2010, the Company held $93.6 million of FHLB stock.  FHLB banks are cooperatives that provide products and services to member banks. The FHLB provides significant liquidity to the U.S. banking system through advances to its member banks in exchange for collateral. The purchase of stock is required in order to receive advances and other services. FHLB stock is not publicly traded and is purchased and sold by member banks at its par value. The Company completed an assessment of its investment in FHLB stock for impairment at September 30, 2010.  Since 2009, the FHLB has experienced higher levels of other-than-temporary impairment in its investments in private label mortgage-backed securities due to continued weakness in the housing market. The FHLB took steps to preserve capital and increase the balance of restricted retained earnings available to protect members’ paid-in-capital from the effects of adverse credit events. As a result of these actions and a decline in member advances, the FHLB’s capital-to-assets ratio remained well above regulatory requirements at September 30, 2010. Additionally, the FHLB resumed payment of regular quarterly dividends and repurchases of excess capital stock from members in 2010.  The Company expects to recover the full amount invested in FHLB stock and does not consider its investment to be impaired at September 30, 2010.

Note 5.  Other Investments (Continued)

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write downs, if applicable. The Company’s investments in these funds totaled $36.7 million at September 30, 2010, $37.4 million at December 31, 2009 and $37.9 million at September 30, 2009. A summary of investments by fund type is provided below:

(in thousands)	September 30,	December 31,	September 30,
Fund Type	2010	2009	2009
Private equity and venture capital	$21,031	$21,617	$21,351
Real estate	9,649	9,061	9,854
Hedge	2,953	2,700	2,700
Other	3,111	4,038	3,948
Total	$36,744	$37,416	$37,853

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated income statements. The new cost basis of the investment is not adjusted for subsequent recoveries in value.  The Company recognized impairment totaling $0.5 million and $0.9 million on its investments during the three and nine months ended September 30, 2010, respectively.  The Company recognized $1.4 million and $1.8 million of impairment on private equity and hedge fund investments for the same periods in 2009. The table below provides information as of September 30, 2010 on private equity and alternative investments that have had a nonrecurring measurement due to the recognition of impairment:

Alternative Investments With Nonrecurring Measurements

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity and venture capital (2)	$760	$27	None (1)	N/A
Real estate (3)	7,367	1,568	None (1)	N/A
Hedge (4)	453	—	(4)
Total	$8,580	$1,595

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

(4)         Fund invests in other hedge funds. Fund is being liquidated and capital returned to investors as the underlying investments are sold or redeemed.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Commercial	$4,015,113	$4,335,052	$4,219,141
Commercial real estate mortgages	1,967,959	2,161,451	2,164,398
Residential mortgages	3,586,858	3,533,453	3,541,534
Real estate construction	575,060	835,589	999,045
Equity lines of credit	757,210	734,182	694,660
Installment	167,395	172,566	174,170
Lease financing	349,030	374,615	375,542
Loans and leases, excluding covered loans	11,418,625	12,146,908	12,168,490
Less: Allowance for loan and lease losses	(274,167)	(288,493)	(265,005)
Loans and leases, excluding covered loans, net	11,144,458	11,858,415	11,903,485

Covered loans	1,960,190	1,851,821	—
Less: Allowance for loan losses	(50,057)	—	—
Covered loans, net	1,910,133	1,851,821	—

Total loans and leases	$13,378,815	$13,998,729	$12,168,490
Total loans and leases, net	$13,054,591	$13,710,236	$11,903,485

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at September 30, 2010, California represented 87 percent of total loans outstanding and Nevada and New York represented 2 percent and 5 percent, respectively.  The remaining 6 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada. Within the Company’s covered loan portfolio at September 30, 2010, the five states with the largest concentration were California (41 percent), Texas (12 percent), Nevada (7 percent), New York (5 percent) and Arizona (4 percent). The remaining 31 percent of total covered loans outstanding represented other states.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $1.96 billion at September 30, 2010 and $1.85 billion as of December 31, 2009.  Covered loans, net of allowance for loan losses, were $1.91 billion as of September 30, 2010.  There was no allowance for loan losses on covered loans as of December 31, 2009.  The increase in covered loans from December 31, 2009 was due to loans acquired in the FDIC-assisted acquisitions of FPB and SWB in the second quarter of 2010, offset by a decrease in loans acquired from ICB.

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

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

As of the respective acquisition dates, the preliminary estimates of the contractually required payments receivable for all acquired impaired loans of FPB and SWB were $643.3 million, the cash flows expected to be collected were $378.9 million, and the fair value of the loans was $330.6 million.  These amounts were determined based on the estimated remaining life of the underlying loans, which included the effects of estimated prepayments. Fair value of the acquired loans include estimated credit losses, therefore, an allowance for loan losses was not recorded on the acquisition date.  Interest income is recognized on all acquired impaired loans through accretion of the difference between the carrying amount of the loans and their expected cash flows.

Changes in the accretable yield for acquired impaired loans were as follows for the period from January 1, 2010 through September 30, 2010:

(in thousands)	Accretable Yield
Balance at January 1, 2010	$687,126
Additions	48,644
Accretion	(88,325)
Reclassifications to nonaccretable yield	(120,315)
Disposals and other	(16,543)
Balance at September 30, 2010	$510,587

Because of the short time period between the closing of the ICB acquisition and year-end 2009, certain 2009 amounts related to the acquired impaired ICB loans were preliminary estimates. In finalizing its analysis of these loans, the Company recorded adjustments to 2009 amounts that are reflected in the Disposals and other line of the above table.

At acquisition date, the Company recorded an FDIC indemnification asset for its FDIC-assisted acquisitions of ICB in December 2009 and FPB and SWB in May 2010.  The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans and OREO. The FDIC indemnification asset from all three acquisitions was $324.2 million at September 30, 2010 and $380.7 million at December 31, 2009. See Note 2, Business Combinations, for further discussion of the FDIC indemnification asset.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of activity in the allowance for loan and lease losses on non-covered loans and reserve for off-balance sheet credit commitments:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Allowance for loan and lease losses
Balance, beginning of period	$290,492	$256,018	$288,493	$224,046
Provision for credit losses	13,000	85,000	100,000	205,000
Transfers (to) from reserve for off-balance sheet credit commitments	(1,091)	846	(3,061)	3,127
Charge-offs	(34,587)	(80,324)	(121,176)	(172,628)
Recoveries	6,353	3,465	9,911	5,460
Net loans charged-off	(28,234)	(76,859)	(111,265)	(167,168)
Balance, end of period	$274,167	$265,005	$274,167	$265,005

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$19,310	$20,422	$17,340	$22,703
Provision for credit losses/transfers	1,091	(846)	3,061	(3,127)
Balance, end of period	$20,401	$19,576	$20,401	$19,576

Nonaccrual loans, excluding covered loans, were $239.1 million at September 30, 2010, $388.7 million at December 31, 2009 and $408.3 million at September 30, 2009. Total impaired loans, excluding covered loans, were $240.3 million at September 30, 2010, $375.7 million at December 31, 2009 and $394.8 million at September 30, 2009.  Impaired loans at September 30, 2010 include $10.9 million of restructured loans that have been returned to accrual status, but will continue to be reported as impaired until they have a demonstrated period of performance under their restructured terms.  At September 30, 2010, impaired loans with an allocated allowance totaled $102.4 million and impaired loans without an allocated allowance totaled $137.9 million. At September 30, 2010, there were $229.4 million of impaired loans included in nonaccrual loans, with an allowance allocation of $20.3 million. The remaining $9.7 million of nonaccrual loans at September 30, 2010 are loans under $500,000 that are not individually evaluated for impairment. Impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.  At December 31, 2009, there were $375.7 million of impaired loans which had an allowance of $55.8 million allocated to them.  At December 31, 2009, impaired loans with an allocated allowance totaled $274.7 million and impaired loans without an allocated allowance totaled $101.0 million. At September 30, 2009, there were $394.8 million of impaired loans which had an allowance of $61.1 million allocated to them.  At September 30, 2009, impaired loans with an allocated allowance totaled $316.2 million and impaired loans without an allocated allowance totaled $78.6 million. The average balance of impaired loans was $251.1 million and $299.2 million for the three and nine months ended September 30, 2010, respectively. With the exception of restructured loans that have been returned to accrual status, interest income is not recognized on impaired loans until the principal balances of these loans are paid off.

Troubled debt restructured loans were $42.8 million, before specific reserves of $1.7 million, at September 30, 2010. Troubled debt restructured loans were $11.2 million, before specific reserves of $1.0 million, at December 31, 2009. At September 30, 2009, the Company had no troubled debt restructured loans. Commitments to lend additional funds on restructured loans totaled $0.8 million at September 30, 2010.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of activity in the allowance for loan losses on covered loans:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of period	$46,255	$—	$—	$—
Provision for losses	8,233	—	54,749	—
Charge-offs	(414)	—	(414)	—
Reduction in allowance due to loan removals	(4,017)	—	(4,278)	—
Balance, end of period	$50,057	$—	$50,057	$—

The allowance for loan losses on covered loans was $50.1 million as of September 30, 2010.  The Company recorded provision expense of $8.2 million and $54.7 million on covered loans for the three and nine months ended September 30, 2010, respectively. Approximately $0.4 million of the provision on covered loans related to acquired loans that are outside the scope of ASC 310-30.  The loss on covered loans is mainly the result of lower projected interest cash flows due to the Company’s revised default forecasts, though credit losses remain in line with previous expectations.  The revisions of the default forecasts were based on the results of management’s review of the credit quality of the covered loans and the analysis of the loan performance data since the acquisition of covered loans.  The Company will continue updating the cash flow projections on a quarterly basis.  The allowance for loan losses on covered loans is reduced for any loan removals.  A loan is removed when it has been fully paid-off, fully charged off, or transferred to OREO.

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. At September 30, 2010, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual status.  Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $2.6 million of acquired covered loans that were on nonaccrual status and were considered to be impaired.

Note 7. Other Real Estate Owned

At September 30, 2010, OREO was $168.9 million and included $110.4 million of covered OREO.  Covered OREO represents OREO covered by FDIC loss-sharing agreements in the acquisitions of ICB, FPB and SWB.  At December 31, 2009, OREO was $113.9 million and included $60.6 million of covered OREO. At September 30, 2009, OREO was $44.0 million.  Excluding covered OREO, the Company recognized additions of $19.6 million, sales of $14.1 million, and valuation write-downs of $1.5 million in the three months ended September 30, 2010.  For the nine months ended September 30, 2010, the Company recognized additions of $46.8 million, sales of $21.7 million, and valuation write-downs of $19.9 million.

For the three months ended September 30, 2010, the Company recognized additions of $26.4 million, sales of $7.4 million, and valuation write-downs of $7.4 million for covered OREO.  For the nine months ended September 30, 2010, there were additions of $84.4 million (including $15.2 million acquired from FPB and SWB at acquisition date), sales of $18.2 million, and valuation write-downs of $16.4 million for covered OREO.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income.  Under the loss-sharing agreements, 80 percent of covered OREO expenses and valuation write-downs are reimbursable to the Company from the FDIC.  The portion of these expenses that are reimbursable is recorded in FDIC loss sharing income, net in the noninterest income section of the consolidated statements of income.

Note 8. Shareholders’ Equity

There were no purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act of 1934 during the nine-month period ended September 30, 2010.

At September 30, 2010, the Corporation had 1.5 million shares of common stock reserved for issuance and 0.7 million shares of unvested restricted stock granted to employees and directors under share-based compensation programs.

On November 21, 2008, the Corporation received aggregate proceeds of $400 million from the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company’s common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the warrant was valued using an option valuation model.  The allocated values of the preferred stock and warrant were approximately $389.9 million and $10.1 million, respectively. Cumulative dividends on the preferred stock were payable quarterly at the rate of 5 percent for the first five years and increasing to 9 percent thereafter.  The warrant had a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock.

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

Note 9. Earnings per Common Share (Continued)

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Basic EPS:
Net income attributable to City National Corporation	$34,418	$8,039	$91,434	$22,272
Less: Dividends on preferred stock	—	5,502	5,702	16,504
Net income available to common shareholders	$34,418	$2,537	$85,732	$5,768
Less: Earnings allocated to participating securities	447	56	1,078	199
Earning allocated to common shareholders	$33,971	$2,481	$84,654	$5,569

Weighted average common shares outstanding	52,105	51,482	51,937	49,855

Basic earnings per common share	$0.65	$0.05	$1.63	$0.11

Diluted EPS:
Earnings allocated to common shareholders (1)	$33,974	$2,481	$84,661	$5,569

Weighted average common shares outstanding	52,105	51,482	51,937	49,855
Dilutive effect of equity awards	393	178	454	132
Weighted average diluted common shares outstanding	52,498	51,660	52,391	49,987

Diluted earnings per common share	$0.65	$0.05	$1.62	$0.11

(1)          Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options and common stock warrant. Antidilutive stock options and common stock warrant are not included in the calculation of basic or diluted EPS. There were 2.0 million average outstanding stock options that were antidilutive for the three months ended September 30, 2010 compared to 3.3 million outstanding stock options and a 1.1 million common stock warrant that were antidilutive for the same period in 2009. On April 8, 2010, the Company repurchased the common stock warrant.  There were 2.1 million average outstanding stock options and an average 0.4 million common stock warrant that were antidilutive for the nine month period ended September 30, 2010 compared to 3.5 million outstanding stock options and a 1.1 million common stock warrant that were antidilutive for the same period in 2009.

Note 10. Share-Based Compensation

On September 30, 2010, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  No new awards will be granted under predecessor plans. A description of the Plan is provided below. The compensation cost that has been recognized for all share-based awards was $4.3 million and $12.4 million for the three and nine months ended September 30, 2010, respectively, and $3.6 million and $10.8 million for the three and nine months ended September 30, 2009, respectively. The Company received $18.6 million and $1.2 million in cash for the exercise of stock options during the nine months ended September 30, 2010 and 2009, respectively. The tax benefit recognized for share-based compensation arrangements in equity was $2.1 million for the nine months ended September 30, 2010, compared with tax expense of $0.7 million for the nine months ended September 30, 2009.

Note 10. Share-Based Compensation (Continued)

Plan Description

The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors.  No grants of performance shares, performance share units, performance units or stock appreciation rights had been made as of September 30, 2010. The purpose of the Plan is to promote the success of the Company by providing an additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interests through equity grants. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee (“Committee”). The participant is entitled to dividends and voting rights for all shares issued even though they are not vested. Restricted stock awards issued under predecessor plans vest over five years. The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of service, which may include disability or death. Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006. The Company generally issues treasury shares upon share option exercises.  All unexercised options expire 10 years from the grant date. At September 30, 2010, there were approximately 1.5 million shares available for future grants.

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

To estimate the fair value of stock option awards, the Company uses the Black-Scholes valuation method, which incorporates the assumptions summarized in the table below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted-average volatility	31.43%	31.36%	31.42%	31.42%
Dividend yield	0.76%	1.08%	0.73%	3.36%
Expected term (in years)	6.29	6.32	6.10	6.12
Risk-free interest rate	2.14%	3.26%	2.91%	2.84%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the nine months ended September 30, 2010 and 2009 were $16.82 and $6.83, respectively.  The total intrinsic values of options exercised during the nine months ended September 30, 2010 and 2009 were $9.4 million and $0.6 million, respectively.

Note 10. Share-Based Compensation (Continued)

A summary of option activity and related information under the Plan for the nine months ended September 30, 2010 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term

Outstanding at January 1, 2010	4,862	$49.64
Granted	588	50.32
Exercised	(515)	36.04
Forfeited or expired	(146)	52.11
Outstanding at September 30, 2010	4,789	$51.11	$35,636	5.72
Exercisable at September 30, 2010	3,015	$56.42	$13,241	4.10

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the nine months ended September 30, 2010 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)

Unvested at January 1, 2010	1,861	$10.14
Granted	588	16.82
Vested	(582)	12.23
Forfeited	(93)	11.23
Unvested at September 30, 2010	1,774	$11.61

The number of options vested during the nine months ended September 30, 2010 and 2009 were 581,789 and 440,827, respectively.  The total fair value of options vested during the nine months ended September 30, 2010 and 2009 was $7.1 million. As of September 30, 2010, there was $15.0 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

The Plan provides for granting of restricted shares of Company stock to employees. In general, twenty-five percent of the restricted stock vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The restricted stock is subject to forfeiture until the restrictions lapse or terminate.  A summary of changes in restricted stock and related information for the nine months ended September 30, 2010 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock	(in thousands)	(per share)

Unvested at January 1, 2010	610	$46.79
Granted	255	50.74
Vested	(112)	66.93
Forfeited	(31)	45.61
Unvested at September 30, 2010	722	$45.13

Note 10. Share-Based Compensation (Continued)

Restricted stock is valued at the closing price of the Company’s stock on the date of award.  The weighted-average grant-date fair values of restricted stock granted during the nine months ended September 30, 2010 and 2009 were $50.74 and $27.64, respectively. The number of restricted shares vested during the nine months ended September 30, 2010 and 2009 were 111,676 and 98,512, respectively. The total fair value of restricted stock vested during the nine months ended September 30, 2010 and 2009 was $7.5 million and $7.0 million, respectively. The compensation expense related to restricted stock for the nine months ended September 30, 2010 and 2009 was $6.2 million and $5.5 million, respectively. As of September 30, 2010, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $21.1 million. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Note 11. Derivative Instruments

The following table summarizes the fair value and balance sheet classification of derivative instruments as of September 30, 2010 and September 30, 2009.  The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties.  If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Fair Values of Derivative Instruments

	September 30, 2010			September 30, 2009
(in millions)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (1)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (1)

Derivatives designated as hedging instruments
Interest rate swaps - fair value:
Certificates of deposit	$10.0	$0.5	$—	$20.0	$1.4	$—
Long-term and subordinated debt	356.8	27.4	—	362.4	30.9	—
Total fair value contracts	$366.8	$27.9	$—	$382.4	$32.3	$—

Interest rate swaps - cash flow:
U.S. Dollar LIBOR based loans	$—	$—	$—	$200.0	$8.6	$—
Prime based loans	50.0	0.3	—	125.0	2.8	—
Total cash flow contracts	$50.0	$0.3	$—	$325.0	$11.4	$—

Total derivatives designated as hedging instruments	$416.8	$28.2	$—	$707.4	$43.7	$—

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$972.5	$36.8	$37.8	$978.6	$18.5	$18.0
Interest-rate caps, floors and collars	87.4	0.7	0.7	131.2	0.6	0.5
Options purchased	2.0	0.1	0.1	2.0	0.2	0.2
Options written	2.0	—	—	2.0	—	—
Total interest-rate contracts	$1,063.9	$37.6	$38.6	$1,113.8	$19.3	$18.7

Equity index futures	$—	$—	$—	$0.1	$—	$—

Foreign exchange contracts:
Spot and forward contracts	$217.4	$4.9	$4.7	$263.1	$3.6	$2.8
Options purchased	14.5	—	—	31.2	0.5	0.5
Options written	14.5	0.3	0.3	31.2	0.1	0.1
Total foreign exchange contracts	$246.4	$5.2	$5.0	$325.5	$4.2	$3.4

Total derivatives not designated as hedging instruments	$1,310.3	$42.8	$43.6	$1,439.4	$23.5	$22.1

(1)         Derivative assets include the estimated gain to settle a derivative contract plus net interest receivable.  Derivative liabilities include the estimated loss to settle a derivative contract.

Note 11. Derivative Instruments (Continued)

Derivatives Designated as Hedging Instruments

As of September 30, 2010, the Company had $416.8 million notional amount of interest-rate swaps, of which $366.8 million were designated as fair value hedges and $50.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $27.9 million resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $26.0 million. The remaining $1.9 million of fair value represents net interest receivable.  The net positive fair value of cash flow hedges of variable-rate loans of $0.3 million resulted in other assets of $0.2 million and other comprehensive income of $0.1 million, after tax, as of September 30, 2010.  AOCI also includes a net deferred gain of $2.1 million related to cash flow hedges that were terminated prior to their maturity dates for which the hedged transactions have yet to occur.  The remaining $0.1 million of fair value represents net interest receivable.

As of September 30, 2009, the Company had $707.4 million notional amount of interest-rate swaps, of which $382.4 million were designated as fair value hedges and $325.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $32.3 million resulted in the recognition of other assets and an increase in hedged deposits and borrowings of $30.3 million. The remaining $2.0 million of fair value represents net interest receivable. The positive fair value of cash flow hedges of variable-rate loans of $11.4 million resulted in the recognition of other assets of $10.4 million and other comprehensive income of $6.0 million, after tax, as of September 30, 2009.  AOCI also included a net deferred gain of $0.1 million related to cash flow hedges that were terminated prior to their maturity dates for which the hedged transactions had yet to occur. The remaining $1.0 million of fair value represents net interest receivable.

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap agreements contain credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required varies by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit rating on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2010 was $16.7 million. The Company delivered collateral valued at $4.2 million on swap agreements that had credit-risk contingent features and were in a net liability position at September 30, 2010.

The Company’s interest-rate swaps had $5.5 million and $9.1 million of credit risk exposure at September 30, 2010 and September 30, 2009, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date.  Collateral valued at $14.5 million and $16.6 million had been received from swap counterparties at September 30, 2010 and September 30, 2009, respectively.  The Company delivered collateral valued at $11.8 million on swap agreements that did not have credit-risk contingent features at September 30, 2010.

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense.  The impact of interest-rate swaps on interest income and interest expense for the three and nine months ended September 30, 2010 and 2009 is provided below:

(in millions) Derivative Instruments Designated	Location in Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Statements of Income	2010	2009	2010	2009
Interest-rate swaps-fair value	Interest expense	$(4.2)	$(4.2)	$(13.0)	$(11.1)
Interest-rate swaps-cash flow	Interest income	1.9	3.0	7.4	8.9
Total income		$6.1	$7.2	$20.4	$20.0

Note 11.  Derivative Instruments (Continued)

Fair value and cash flow interest-rate swaps increased net interest income by $6.1 million and $20.4 million for the three and nine months ended September 30, 2010, respectively, and increased net interest income by $7.2 million and $20.0 million for the same periods in 2009.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. The amount of gains on cash flow hedges reclassified from AOCI to interest income for the three and nine months ended September 30, 2010 was $1.9 million and $7.4 million, respectively, and $3.0 million and $8.9 million for the same periods in 2009.  Within the next 12 months, $0.1 million of other comprehensive income is expected to be reclassified into interest income. Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in Other noninterest income in the consolidated statements of income.

The amount of after-tax loss on the change in fair value of cash flow hedges recognized in AOCI was $4.2 million (net of taxes of $3.1 million) for the nine months ended September 30, 2010, compared with an after-tax loss of $0.6 million (net of taxes of $0.5 million) for the same period of 2009.  There was no ineffectiveness on cash flow hedges at September 30, 2010.

Derivatives Not Designated as Hedging Instruments

Derivative contracts not designated as hedges are marked-to-market each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income.  The table below provides the amount of gains and losses on these derivative contracts for the three and nine months ended September 30, 2010 and 2009:

(in millions) Derivatives Not Designated as	Location in Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Instruments	Statements of Income	2010	2009	2010	2009
Interest-rate contracts	Other noninterest income	$(0.4)	$(0.1)	$(1.3)	$1.2
Equity index futures	Other noninterest income	—	(0.3)	(0.1)	(0.4)
Foreign exchange contracts	International services income	5.2	4.9	15.7	13.7
Total income		$4.8	$4.5	$14.3	$14.5

Note 12. Income Taxes

The Company recognized income tax expense of $13.5 million and $15.0 million for the three and nine months ended September 30, 2010, respectively.  The Company recognized an income tax benefit of $7.0 million and $6.3 million for the same periods in 2009. Income tax expense for the nine months ended September 30, 2010 included an income tax benefit for a $19 million tax litigation settlement with the California Franchise Tax Board, which was partially offset by expense of $4.3 million relating to revisions to correct certain deferred tax accounts. In May 2010, the Company and the California Franchise Tax Board closed its audits for the years 1998 through 2004 and settled litigation related to various refund claims and other pending matters under review.  Under the terms of the settlement, the Company received $29 million in tax credits, which added approximately $19 million to the Company’s net income in the second quarter of 2010.  In the second quarter of 2010, the Company also recorded an adjustment to correct certain deferred tax accounts related to revisions of book and tax basis differences established in previous years related to its wealth management affiliates, low income housing investments and fixed assets.  The net effect of the adjustment was a reduction of the deferred tax asset and a corresponding tax expense of $4.3 million.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized an interest and penalties benefit of approximately $0.5 million for the nine months ended September 30, 2010 and 2009. A benefit was recognized in 2010 due to a reduction in interest and penalties accrual. The Company had approximately $2.2 million, $5.5 million and $5.8 million of accrued interest and penalties as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

Note 12. Income Taxes (Continued)

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

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of September 30, 2010, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

Note 13. Retirement Plans

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $4.1 million and $8.5 million for the three and nine months ended September 30, 2010 respectively. Profit sharing and matching contribution expense was $1.2 million and $3.2 million for the same periods in 2009, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) for one of its executive officers.  The SERP meets the definition of a pension plan under ASC Topic 960, Plan Accounting — Defined Benefit Pension Plans.  At September 30, 2010, there was a $5.2 million unfunded pension liability related to the SERP.  Pension expense for the three and nine months ended September 30, 2010 was $0.2 million and $0.6 million, respectively. Pension expense for the three and nine months ended September 30, 2009 was $0.2 million and $0.5 million, respectively.

There is also a SERP covering three former executives of the Pacific Bank, which the Company acquired in 2000.  As of September 30, 2010, there was an unfunded pension liability for this SERP of $2.3 million.  Expense for the three months ended September 30, 2010 and 2009 was insignificant. Expense for the nine months ended September 30, 2010 and 2009 was $0.1 million.

The Company does not provide any other post-retirement employee benefits beyond the profit-sharing retirement plan and the SERPs.

Note 14. Contingencies

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity.  The maximum liability under the indemnity is $23 million, but the Company does not expect to make any significant payments under the terms of this indemnity.

Note 15. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits.  The balance of the investments in these entities was $98.7 million, $93.4 million and $92.2 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $20.8

Note 15. Variable Interest Entities (Continued)

million at September 30, 2010. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Of the affordable housing investments held as of September 30, 2010, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $6.3 million aggregate carrying value of these investments at September 30, 2010. There were no unfunded commitments for these affordable housing investments at September 30, 2010.

The Company also has ownership interests in several private equity investment funds and alternative investments that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $36.7 million, $37.4 million and $37.9 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

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

As of September 30, 2010, affiliate noncontrolling owners held equity interests with an estimated fair value of $47.0 million.  This estimate reflects the maximum obligation to purchase equity interests in the affiliates.  The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time.  The terms of the put provisions vary by agreement, but the value of the put is intended to equal or approximate the fair market value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of an interest holder.

Note 16.  Noncontrolling Interest (Continued)

The following is a reconciliation of redeemable noncontrolling interest for the nine months ended September 30, 2010 and 2009:

	For the nine months ended September 30,
(in thousands)	2010	2009
Balance, beginning of period	$51,381	$44,811
Net income (loss)	1,415	(1,250)
Distributions to redeemable noncontrolling interest	(1,653)	(1,885)
Additions and redemptions, net	(4,721)	9,468
Adjustments to fair value	545	(1,247)
Balance, end of period	$46,967	$49,897

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

Note 17. Segment Results (Continued)

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

Selected financial information for each segment is presented in the following tables. Commercial and Private Banking includes all revenue and costs from products and services utilized by clients of Commercial and Private Banking, including both revenue and costs for Wealth Management products and services. The revenues and costs associated with Wealth Management products and services that are allocated to Commercial and Private Banking for management reporting purposes are eliminated in the Other segment.  The current period reflects any changes made in the process and methodology for allocations to the reportable segments.  Prior period segment results have been revised to conform with current period presentation.

	For the three months ended September 30, 2010
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$180,033	$473	$7,210	$187,716
Provision for credit losses on loans and leases, excluding covered loans	13,000	—	—	13,000
Provision for losses on covered loans	8,233	—	—	8,233
Noninterest income	49,077	39,738	(22,017)	66,798
Depreciation and amortization	3,488	1,440	3,651	8,579
Noninterest expense	155,033	35,430	(14,361)	176,102
Income (loss) before income taxes	49,356	3,341	(4,097)	48,600
Provision (benefit) for income taxes	20,730	1,325	(8,594)	13,461
Net income	28,626	2,016	4,497	35,139
Less: Net income attributable to noncontrolling interest	—	186	535	721
Net income attributable to City National Corporation	$28,626	$1,830	$3,962	$34,418

Selected Average Balances:
Loans and leases, excluding covered loans	$11,364,585	$—	$50,286	$11,414,871
Covered loans	2,015,714	—	—	2,015,714
Total assets	14,064,570	567,294	6,982,884	21,614,748
Deposits	17,734,040	44,787	518,391	18,297,218
Goodwill	318,340	161,642	—	479,982
Customer-relationship intangibles, net	13,771	30,102	—	43,873

Note 17. Segment Results (Continued)

	For the three months ended September 30, 2009
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$158,254	$316	$2,771	$161,341
Provision for credit losses	85,000	—	—	85,000
Noninterest income	40,653	39,031	(10,839)	68,845
Depreciation and amortization	3,056	1,525	3,617	8,198
Noninterest expense	112,121	36,712	(13,266)	135,567
Income (loss) before income taxes	(1,270)	1,110	1,581	1,421
Provision (benefit) for income taxes	(533)	547	(6,980)	(6,966)
Net income (loss)	(737)	563	8,561	8,387
Less: Net income (loss) attributable to noncontrolling interest	—	(194)	542	348
Net income (loss) attributable to City National Corporation	$(737)	$757	$8,019	$8,039

Selected Average Balances:
Loans and leases	$12,303,861	$—	$35,244	$12,339,105
Total assets	12,436,177	548,549	4,953,505	17,938,231
Deposits	13,578,951	52,674	1,145,297	14,776,922
Goodwill	317,801	149,378	—	467,179
Customer-relationship intangibles, net	8,903	34,432	—	43,335

	For the nine months ended September 30, 2010
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$521,899	$1,174	$22,146	$545,219
Provision for credit losses on loans and leases, excluding covered loans	100,000	—	—	100,000
Provision for losses on covered loans	54,749	—	—	54,749
Noninterest income	195,634	119,990	(49,317)	266,307
Depreciation and amortization	10,183	4,947	10,734	25,864
Noninterest expense	457,273	106,668	(42,503)	521,438
Income before income taxes	95,328	9,549	4,598	109,475
Provision (benefit) for income taxes	40,038	3,416	(28,434)	15,020
Net income	55,290	6,133	33,032	94,455
Less: Net income attributable to noncontrolling interest	—	1,415	1,606	3,021
Net income attributable to City National Corporation	$55,290	$4,718	$31,426	$91,434

Selected Average Balances:
Loans and leases, excluding covered loans	$11,603,093	$—	$42,007	$11,645,100
Covered loans	1,951,248	—	—	1,951,248
Total assets	14,249,327	556,854	6,092,483	20,898,664
Deposits	16,984,944	46,766	560,763	17,592,473
Goodwill	318,340	161,642	—	479,982
Customer-relationship intangibles, net	12,624	31,058	—	43,682

Note 17. Segment Results (Continued)

	For the nine months ended September 30, 2009
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$462,170	$1,572	$(1,928)	$461,814
Provision for credit losses	205,000	—	—	205,000
Noninterest income	124,880	107,788	(52,271)	180,397
Depreciation and amortization	9,556	4,140	9,958	23,654
Noninterest expense	335,676	101,400	(39,846)	397,230
Income (loss) before income taxes	36,818	3,820	(24,311)	16,327
Provision (benefit) for income taxes	15,463	2,130	(23,913)	(6,320)
Net income (loss)	21,355	1,690	(398)	22,647
Less: Net income (loss) attributable to noncontrolling interest	—	(1,250)	1,625	375
Net income attributable to City National Corporation	$21,355	$2,940	$(2,023)	$22,272

Selected Average Balances:
Loans and leases	$12,324,745	$—	$37,969	$12,362,714
Total assets	12,469,806	546,535	4,228,846	17,245,187
Deposits	12,608,689	66,954	1,211,882	13,887,525
Goodwill	317,801	144,255	—	462,056
Customer-relationship intangibles, net	9,806	30,589	—	40,395

Note 18. Subsequent Event

On October 16, 2010, the Company redeemed $250 million of 9.625 percent cumulative trust preferred securities that were issued on December 8, 2009.  The Company recognized a $6.8 million charge on the early redemption of these debt securities in its fourth quarter 2010 financial results.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			September 30, 2010 from
	September 30,	June 30,	September 30,	June 30,	September 30,
(in thousands, except per share amounts) (1)	2010	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Net income attributable to City National Corporation	$34,418	$41,318	$8,039	(17)%	328%
Net income available to common shareholders	34,418	41,318	2,537	(17)	1,257
Net income per common share, basic	0.65	0.78	0.05	(17)	1,200
Net income per common share, diluted	0.65	0.78	0.05	(17)	1,200
Dividends per common share	0.10	0.10	0.10	—	—

At Quarter End
Assets	$21,823,616	$21,231,447	$18,400,604	3	19
Securities	5,568,620	4,890,430	3,700,976	14	50
Loans and leases, excluding covered loans	11,418,625	11,483,044	12,168,490	(1)	(6)
Covered loans (2)	1,960,190	2,080,846	—	(6)	NM
Deposits	18,413,606	17,972,913	15,108,443	2	22
Common shareholders’ equity	1,951,974	1,901,771	1,802,050	3	8
Total equity	1,977,163	1,926,960	2,218,492	3	(11)
Book value per common share	37.46	36.51	34.99	3	7

Average Balances
Assets	$21,614,748	$20,799,187	$17,938,231	4	20
Securities	4,980,237	4,243,756	3,630,332	17	37
Loans and leases, excluding covered loans	11,414,871	11,581,920	12,339,105	(1)	(7)
Covered loans (2)	2,015,714	2,002,893	—	1	NM
Deposits	18,297,218	17,600,298	14,776,922	4	24
Common shareholders’ equity	1,935,017	1,856,446	1,787,498	4	8
Total equity	1,960,206	1,881,635	2,204,220	4	(11)

Selected Ratios
Return on average assets (annualized)	0.63%	0.80%	0.18%	(21)	250
Return on average common shareholders’ equity (annualized)	7.06	8.93	0.56	(21)	1,161
Corporation’s tier 1 leverage	7.82	7.96	9.66	(2)	(19)
Corporation’s tier 1 risk-based capital	11.97	11.69	12.31	2	(3)
Corporation’s total risk-based capital	14.74	14.68	15.35	0	(4)
Period-end common shareholders’ equity to period-end assets	8.94	8.96	9.79	(0)	(9)
Period-end total equity to period-end assets	9.06	9.08	12.06	(0)	(25)
Dividend payout ratio, per common share	15.31	12.71	205.08	20	(93)
Net interest margin	3.84	3.93	3.94	(2)	(3)
Expense to revenue ratio (3)	66.91	55.27	60.75	21	10

Asset Quality Ratios (4)
Nonaccrual loans to total loans and leases	2.09%	2.27%	3.36%	(8)	(38)
Nonaccrual loans and OREO to total loans and leases and OREO	2.59	2.73	3.70	(5)	(30)
Allowance for loan and lease losses to total loans and leases	2.40	2.53	2.18	(5)	10
Allowance for loan and lease losses to nonaccrual loans	114.66	111.68	64.91	3	77
Net charge-offs to average loans (annualized)	(0.98)	(1.16)	(2.47)	(16)	(60)

At Quarter End
Assets under management (5)	$35,689,986	$34,172,272	$34,927,391	4	2
Assets under management or administration (5)	56,890,620	54,613,807	53,368,148	4	7

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)	Covered loans represent acquired loans that are covered under a loss sharing agreement with the FDIC.
(3)

The expense to revenue ratio is defined as noninterest expense excluding other real estate owned (“OREO”) expense divided by total revenue (net interest income on a fully taxable-equivalent basis and noninterest income).

(4)	Excludes covered assets, which consists of acquired loans and OREO that are covered under a loss sharing agreement with the FDIC.
(5)

Excludes $16.88 billion, $12.88 billion and $9.87 billion of assets under management for the asset manager in which the Company holds a noncontrolling ownership interest as of September 30, 2010, June 30, 2010, and September 30, 2009, respectively. Also excludes $2.09 billion and $1.94 billion of assets under management and administration as of September 30, 2010 and June 30, 2010, respectively, for an asset manager that the Company deconsolidated effective November 1, 2009.

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” on page 80 in connection with “forward-looking” statements included in this report.

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

Several new accounting pronouncements became effective for the Company on or after January 1, 2010.  See Note 1 of the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q for a summary of the pronouncements and discussion of the impact of their adoption on the Company’s consolidated financial statements.

References to net income and earnings per share in the discussion that follows are based on net income attributable to the Company after deducting net income attributable to noncontrolling interest.

RECENT DEVELOPMENTS

On September 13, 2010, the Company completed the sale of $300 million of 5.25 percent senior notes due September 15, 2020. The Company used most of the net proceeds on October 16, 2010 to redeem $250 million of 9.625 percent cumulative trust preferred securities that were issued by the Company on December 8, 2009.  The remaining proceeds were used for general corporate purposes.

HIGHLIGHTS

•       For the quarter ended September 30, 2010, consolidated net income attributable to City National Corporation and consolidated net income available to common shareholders was $34.4 million, or $0.65 per diluted common share. For the year-earlier quarter, consolidated net income attributable to City National Corporation was $8.0 million and consolidated net income available to common shareholders was $2.5 million, or $0.05 per diluted common share. The increase in net income available to common shareholders is primarily due to lower provision for credit losses on loans and leases, excluding loans covered by the Company’s loss-sharing agreement with the FDIC.  The Company recognized $13.0 million of provision expense on non-FDIC-covered loans in the third quarter of 2010, compared to $85.0 million in the third quarter of 2009, a decrease of 85 percent. The increase in net income available to common shareholders is also attributed to higher net interest income resulting from the Company’s acquisition of Imperial Capital Bank (“ICB”) in December 2009 and acquisitions of 1st Pacific Bank (“FPB”) and Sun West Bank (“SWB”) in May 2010, offset by higher noninterest expense and income tax expense.

•       Revenue, which consists of net interest income and noninterest income, was $254.5 million for the third quarter of 2010, an increase of 11 percent from $230.2 million in the year-earlier quarter.  Revenue was down 16 percent from the second quarter of 2010.

•       Fully taxable-equivalent net interest and dividend income increased to $191.1 million for the third quarter of 2010, up 16 percent from the same period last year and 3 percent from the second quarter of 2010.

•       The Company’s net interest margin was 3.84 percent for the third quarter of 2010, down from 3.93 percent for the second quarter of 2010 and 3.94 percent from the same quarter of 2009 due largely to strong growth in deposits, which were invested in securities available-for-sale and other liquid assets.

•       Noninterest income was $66.8 million for the third quarter of 2010, a decrease of 3 percent from $68.8 million for the year-earlier quarter, and a decrease of 45 percent from the second quarter of 2010.  The decrease was due largely to gains recognized on the acquisition of FPB and SWB in the second quarter of 2010, in addition to a $12.3 million charge recognized in the third quarter of 2010 for the early retirement of debt.

•       Third-quarter noninterest expense was $184.7 million, down 1 percent from the second quarter of 2010 and up 28 percent from the year-earlier quarter.  The increase from the third quarter of 2009 was due largely to the Company’s three FDIC-assisted acquisitions. It also reflects higher compensation expense, FDIC assessments, legal and professional fees, and OREO expense.

•       The Company recognized a tax expense of $13.5 million for the third quarter of 2010 compared to a tax benefit of $2.9 million in the second quarter of 2010.  The higher tax rate for the third quarter of 2010 is attributable to higher pretax income.

•       Total assets were $21.82 billion at September 30, 2010, up 3 percent from $21.23 billion at June 30, 2010, and up 19 percent from $18.40 billion at September 30, 2009. The increase from the year-ago period reflected the Company’s three FDIC-assisted acquisitions and strong growth in securities due to high growth in deposits. Total average assets increased to $21.61 billion for the third quarter of 2010 from $20.80 billion for the second quarter of 2010 and $17.94 billion for the third quarter of 2009.

•       Loans and leases, excluding covered loans, were $11.42 billion, a decrease of 1 percent from June 30, 2010 and 6 percent from September 30, 2009.  Average loans for the third quarter of 2010, on the same basis, were $11.41 billion, down 1 percent from the second quarter of 2010 and 7 percent from the year-earlier quarter.  The declines reflected weak loan demand due to current business and economic conditions, along with continued progress in reducing the number of problem loans.

•       The allowance for loan and lease losses on non-FDIC-covered loans was $274.2 million at September 30, 2010, compared with $290.5 million at June 30, 2010 and $265.0 million at September 30, 2009. The Company’s allowance equals 2.40 percent of total loans and leases, excluding covered loans, at September 30, 2010, compared with 2.53 percent at June 30, 2010 and 2.18 percent at September 30, 2009.

•       The Company recognized a provision for credit losses on loans and leases, excluding covered loans, of $13.0 million for the third quarter of 2010, 59 percent lower than the $32.0 million in the second quarter of 2010 and 85 percent lower than the $85.0 million in the year-ago period.  Net loan charge-offs were $28.2 million for the third quarter of 2010, or 0.98 percent of average total loans and leases, excluding covered loans, on an annualized basis, down from $33.5 million, or 1.16 percent, for the second quarter of 2010, and $76.9 million, or 2.47 percent, in the year-earlier quarter.

•       Nonaccrual loans totaled $239.1 million at September 30, 2010, down from $260.1 million at June 30, 2010 and $408.3 million at September 30, 2009. At September 30, 2010, nonperforming assets, excluding covered assets, were $297.6 million, compared with $314.6 million at June 30, 2010, and $452.2 million at September 30, 2009.

•       Average securities for the third quarter of 2010 totaled $4.98 billion, an increase of 17 percent from $4.24 billion for the second quarter of 2010 and an increase of 37 percent from $3.63 billion for the third quarter of 2009. The increases reflect the Company’s strong deposit growth and relatively weak loan demand due to economic conditions.

•       Period-end deposits at September 30, 2010 were $18.41 billion, up 2 percent from $17.97 billion at June 30, 2010 and 22 percent from $15.11 billion at September 30, 2009.  Average deposit balances for the third quarter of 2010 grew to $18.30 billion, up 4 percent from $17.60 billion for the second quarter of 2010 and up 24 percent from $14.78 billion for the third quarter of 2009.  Average core deposits grew 5 percent from the second quarter of 2010 and 27 percent from the third quarter of 2009, and now amount to approximately 94 percent of total average deposit balances.

•       The Company’s ratio of total capital to risk-based assets at September 30, 2010 was 14.7 percent, unchanged from June 30, 2010 and down from 15.4 percent at September 30, 2009. The Company’s ratio of Tier 1 common shareholders’ equity to risk-based assets was 10.0 percent at September 30, 2010 compared with 9.2 percent at September 30, 2009 and 9.7 percent at June 30, 2010. Refer to the “Capital” section of Management’s Discussion and Analysis for further discussion of this non-GAAP measure.

OUTLOOK

Management continues to expect increased profitability in 2010 over 2009.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.  The following tables present the components of net interest income on a fully taxable-equivalent basis for the three and nine months ended September 30, 2010 and 2009:

	Net Interest Income Summary
	For the three months ended			For the three months ended
	September 30, 2010			September 30, 2009
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,276,566	$48,592	4.51%	$4,723,633	$50,691	4.26%
Commercial real estate mortgages	2,027,014	28,590	5.60	2,144,631	29,660	5.49
Residential mortgages	3,581,092	47,254	5.28	3,528,055	48,533	5.50
Real estate construction	609,816	6,202	4.04	1,078,833	9,727	3.58
Equity lines of credit	749,995	6,798	3.60	687,143	6,072	3.51
Installment	170,388	2,264	5.27	176,810	2,263	5.08
Total loans and leases, excluding covered loans (3)	11,414,871	139,700	4.86	12,339,105	146,946	4.72
Covered loans	2,015,714	39,037	7.75	—	—	0.00
Total loans and leases	13,430,585	178,737	5.28	12,339,105	146,946	4.72
Due from banks - interest-bearing	834,631	546	0.26	204,255	259	0.50
Federal funds sold and securities purchased under resale agreements	360,497	239	0.26	338,044	130	0.15
Securities available-for-sale	4,922,284	37,127	3.02	3,559,512	35,849	4.03
Trading securities	57,953	34	0.23	70,820	32	0.18
Other interest-earning assets	149,460	755	2.00	75,999	721	3.76
Total interest-earning assets	19,755,410	217,438	4.37	16,587,735	183,937	4.40
Allowance for loan and lease losses	(331,808)			(260,223)
Cash and due from banks	211,989			308,014
Other non-earning assets	1,979,157			1,302,705
Total assets	$21,614,748			$17,938,231

Liabilities and Equity (2)
Interest-bearing deposits
Interest checking accounts	$1,703,663	$815	0.19	$1,637,211	$1,018	0.25
Money market accounts	6,642,602	8,870	0.53	4,231,706	7,029	0.66
Savings deposits	293,193	290	0.39	262,483	426	0.64
Time deposits - under $100,000	399,967	295	0.29	210,968	560	1.05
Time deposits - $100,000 and over	1,096,561	2,147	0.78	1,220,790	3,821	1.24
Total interest-bearing deposits	10,135,986	12,417	0.49	7,563,158	12,854	0.67

Federal funds purchased and securities sold under repurchase agreements	173,281	1,652	3.78	234,213	2,016	3.41
Other borrowings	869,429	12,276	5.60	510,826	4,208	3.27
Total interest-bearing liabilities	11,178,696	26,345	0.94	8,308,197	19,078	0.91
Noninterest-bearing deposits	8,161,232			7,213,764
Other liabilities	314,614			212,050
Total equity	1,960,206			2,204,220
Total liabilities and equity	$21,614,748			$17,938,231

Net interest spread			3.43%			3.49%
Fully taxable-equivalent net interest and dividend income		$191,093			$164,859
Net interest margin			3.84%			3.94%
Less: Dividend income included in other income		755			721
Fully taxable-equivalent net interest income		$190,338			$164,138

(1)	Net interest income is presented on a fully taxable-equivalent basis.
(2)	Certain prior period balances have been reclassified to conform to the current period presentation.
(3)	Includes average nonaccrual loans of $239,860 and $378,297 for 2010 and 2009, respectively.
(4)	Loan income includes loan fees of $5,203 and $4,602 for 2010 and 2009, respectively.

	Net Interest Income Summary
	For the nine months ended			For the nine months ended
	September 30, 2010			September 30, 2009
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	Balance	expense (1)(4)	rate	Balance	expense (1)(4)	rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,390,570	$145,950	4.44%	$4,733,345	$149,710	4.23%
Commercial real estate mortgages	2,091,673	86,948	5.56	2,173,984	91,687	5.64
Residential mortgages	3,548,556	142,227	5.34	3,463,277	143,648	5.53
Real estate construction	701,920	20,307	3.87	1,154,056	28,193	3.27
Equity lines of credit	742,698	19,872	3.58	663,905	17,153	3.45
Installment	169,683	6,588	5.19	174,147	6,617	5.08
Total loans and leases, excluding covered loans (3)	11,645,100	421,892	4.84	12,362,714	437,008	4.73
Covered loans	1,951,248	103,084	7.04	—	—	0.00
Total loans and leases	13,596,348	524,976	5.16	12,362,714	437,008	4.73
Due from banks - interest-bearing	605,569	1,315	0.29	178,146	705	0.53
Federal funds sold and securities purchased under resale agreements	207,611	396	0.26	122,536	145	0.16
Securities available-for-sale	4,365,530	105,129	3.21	3,042,393	95,772	4.20
Trading securities	58,070	6	0.01	99,276	467	0.63
Other interest-earning assets	148,053	2,054	1.85	75,264	2,007	3.57
Total interest-earning assets	18,981,181	633,876	4.46	15,880,329	536,104	4.51
Allowance for loan and lease losses	(311,792)			(247,285)
Cash and due from banks	250,275			322,187
Other non-earning assets	1,979,000			1,289,956
Total assets	$20,898,664			$17,245,187

Liabilities and Equity (2)
Interest-bearing deposits
Interest checking accounts	$2,106,356	$3,548	0.23	$1,376,543	$2,892	0.28
Money market accounts	5,626,796	23,945	0.57	4,081,099	25,506	0.84
Savings deposits	326,537	1,258	0.52	216,895	1,101	0.68
Time deposits - under $100,000	455,989	2,005	0.59	221,873	2,626	1.58
Time deposits - $100,000 and over	1,160,198	7,409	0.85	1,330,984	16,358	1.64
Total interest-bearing deposits	9,675,876	38,165	0.53	7,227,394	48,483	0.90

Federal funds purchased and securities sold under repurchase agreements	218,344	5,291	3.24	474,715	6,279	1.77
Other borrowings	828,555	35,255	5.69	510,057	9,210	2.41
Total interest-bearing liabilities	10,722,775	78,711	0.98	8,212,166	63,972	1.04
Noninterest-bearing deposits	7,916,597			6,660,131
Other liabilities	311,119			238,833
Total equity	1,948,173			2,134,057
Total liabilities and equity	$20,898,664			$17,245,187

Net interest spread			3.48%			3.47%
Fully taxable-equivalent net interest and dividend income		$555,165			$472,132
Net interest margin			3.91%			3.97%
Less: Dividend income included in other income		2,054			2,007
Fully taxable-equivalent net interest income		$553,111			$470,125

(1)	Net interest income is presented on a fully taxable-equivalent basis.
(2)	Certain prior period balances have been reclassified to conform to the current period presentation.
(3)	Includes average nonaccrual loans of $298,832 and $338,383 for 2010 and 2009, respectively.
(4)	Loan income includes loan fees of $15,632 and $13,068 for 2010 and 2009, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities.  The following tables provide a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between the third quarter and first nine months of 2010 and 2009, as well as the third quarter and first nine months of 2009 and 2008.  The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

	Changes In Net Interest Income
	For the three months ended September 30,			For the three months ended September 30,
	2010 vs 2009			2009 vs 2008
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$13,587	$18,204	$31,791	$1,541	$(24,470)	$(22,929)
Securities available-for-sale	11,724	(10,446)	1,278	14,113	(6,078)	8,035
Due from banks - interest-bearing	463	(176)	287	284	(465)	(181)
Trading securities	(6)	8	2	(167)	(377)	(544)
Federal funds sold and securities purchased under resale agreements	10	99	109	150	(44)	106
Other interest-earning assets	477	(443)	34	(37)	(410)	(447)
Total interest-earning assets	26,255	7,246	33,501	15,884	(31,844)	(15,960)

Interest paid on:
Interest checking deposits	42	(245)	(203)	889	(1,366)	(477)
Money market deposits	3,428	(1,587)	1,841	1,727	(10,659)	(8,932)
Savings deposits	45	(181)	(136)	182	91	273
Time deposits	188	(2,127)	(1,939)	(25)	(4,674)	(4,699)
Other borrowings	3,078	4,626	7,704	(13,525)	3,636	(9,889)
Total interest-bearing liabilities	6,781	486	7,267	(10,752)	(12,972)	(23,724)
	$19,474	$6,760	$26,234	$26,636	$(18,872)	$7,764

(1) Includes covered loans.

	Changes In Net Interest Income
	For the nine months ended September 30,			For the nine months ended September 30,
	2010 vs 2009			2009 vs 2008
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$46,013	$41,955	$87,968	$15,343	$(95,611)	$(80,268)
Securities available-for-sale	35,279	(25,922)	9,357	23,066	(13,244)	9,822
Due from banks - interest-bearing	1,051	(441)	610	841	(1,627)	(786)
Trading securities	(137)	(324)	(461)	(4)	(1,127)	(1,131)
Federal funds sold and securities purchased under resale agreements	131	120	251	258	(260)	(2)
Other interest-earning assets	1,323	(1,276)	47	(45)	(1,167)	(1,212)
Total interest-earning assets	83,660	14,112	97,772	39,459	(113,036)	(73,577)

Interest paid on:
Interest checking deposits	1,262	(606)	656	1,939	(3,466)	(1,527)
Money market deposits	8,053	(9,614)	(1,561)	4,894	(33,362)	(28,468)
Savings deposits	462	(305)	157	299	435	734
Time deposits	740	(10,310)	(9,570)	2,382	(17,449)	(15,067)
Other borrowings	1,035	24,022	25,057	(25,208)	(12,420)	(37,628)
Total interest-bearing liabilities	11,552	3,187	14,739	(15,694)	(66,262)	(81,956)
	$72,108	$10,925	$83,033	$55,153	$(46,774)	$8,379

(1) Includes covered loans.

Net interest income increased to $187.7 million for the third quarter of 2010 from $161.3 million for the third quarter of 2009 and $182.0 million for the second quarter of 2010.  The increase can be attributed to net interest income resulting from the Company’s acquisitions of assets and liabilities from ICB in December 2009 and FPB and SWB in May 2010.  Interest income on loans increased from $145.8 million for the third quarter of 2009 to $177.5 million for the third quarter of 2010.  Interest income on loans for the third quarter of 2010 included $9.2 million of net interest income from the accelerated accretable yield recognition on FDIC-covered loans that were paid off during the quarter.  The increase in net interest income was also due to strong growth in deposits, which were invested in securities available-for-sale and other liquid assets.

Total interest expense was $26.3 million and $19.1 million for the third quarter of 2010 and 2009, respectively.  Interest expense on deposits was $12.4 million for the third quarter of 2010 compared with $12.9 million for the year-earlier quarter, a 3 percent decrease. The decrease was a result of declining interest rates, partially offset by a 34 percent increase in average interest-bearing deposit balances from the third quarter of 2009 to the third quarter of 2010.  Interest expense on borrowings increased to $13.9 million for the third quarter of 2010 from $6.2 million for the same period in 2009. The increase was due to an increase in higher-cost borrowings resulting from the issuance of $250 million of trust preferred securities in December 2009.

The net settlement of interest-rate swaps increased interest income by $6.1 million for the third quarter of 2010, and increased interest income by $7.2 million for the year-earlier quarter.

Fully taxable-equivalent net interest income and dividend income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, was $191.1 million for the third quarter of 2010 compared to $164.9 million for the same period in 2009 and $185.3 million for the second quarter of 2010. Fully taxable-equivalent net interest income, which excludes dividend income, increased to $190.3 million for the third quarter of 2010 from $164.1 million for the third quarter of 2009 and $184.6 million for the second quarter of 2010.  The $26.2 million increase in fully taxable equivalent net interest income from the year ago quarter was primarily generated through loan and securities growth (volume variance) and a favorable rate variance largely due to the acceleration of accretable yield on acquired loans discussed above.  The favorable volume and rate variances for total loans and leases are due to the FDIC-covered loans acquired in December 2009 and May 2010. The yield on earning assets was 4.37 percent for the third quarter of 2010, down from 4.40 percent for the year-earlier quarter and 4.48 percent for the second quarter of 2010. The Company’s average prime rate for the quarter ending September 30, 2010 was 3.25 percent, unchanged from both June 30, 2010 and September 30, 2009. The average cost of interest-bearing liabilities was 0.94 percent for the third quarter of 2010, up from 0.91 percent for the same period of 2009 and down from 0.98 percent for the second quarter of 2010.  Lower funding costs and growth in noninterest-bearing deposits reduced the impact of the 11 basis point decrease in the yield on earning assets compared with the second quarter of 2010.

The fully taxable net interest margin was 3.84 percent for the third quarter of 2010, down from 3.94 percent for the year-earlier quarter and 3.93 percent for the second quarter of 2010.  The declines were largely due to strong growth in deposits, which were invested in securities available-for-sale and other liquid assets.  The net interest margin in the third quarter of 2010 also included $9.2 million of net interest income from the accelerated accretable yield recognition on FDIC-covered loans that were paid off during the quarter, compared to $4.3 million of additional net interest income in the second quarter of 2010.

Average loans and leases, excluding covered loans, decreased to $11.41 billion for the third quarter of 2010, a decrease of 7 percent from average loans and leases of $12.34 billion for the third quarter of 2009 and a decrease of 1 percent from $11.58 billion for the second quarter of 2010. The overall decline reflects weak loan demand due to current business and economic conditions, along with continued progress in reducing the number of problem loans.  Average commercial loans were down 9 percent from the same period last year and 1 percent from the second quarter of 2010. Average commercial real estate mortgages decreased by 5 percent from the prior year quarter and 3 percent from the second quarter of 2010. Average residential mortgage loans, nearly all of which are made to the Company’s private banking clients, increased 2 percent from the same quarter in 2009 and 1 percent from the second quarter of 2010. Average construction loans decreased 43 percent and 12 percent from the prior year quarter and second quarter of 2010, respectively.  Average covered loans increased to $2.02 billion for the third quarter of 2010 from $2.00 billion in the second quarter of 2010.

Average total securities for the third quarter of 2010 were $4.98 billion, a 37 percent increase from the third quarter of 2009 and a 17 percent increase from the second quarter of 2010. The increase in average securities from prior periods reflects the Company’s strong deposit growth and relatively weak loan demand due to economic conditions.

Average deposits totaled $18.30 billion for the third quarter of 2010, an increase of 24 percent from average deposits of $14.78 billion for the third quarter of 2009 and 4 percent from $17.60 billion for the second quarter of 2010.  Average core deposits, which continued to provide substantial benefits to the Bank’s cost of funds, increased 27 percent to $17.20 billion for the third quarter of 2010 from $13.56 billion for the third quarter of 2009 and increased 5 percent from $16.45 billion for the second quarter of 2010. Average core deposits, which do not include certificates of deposit of $100,000 or more, represented 94 percent of the total average deposits for the third quarter of 2010.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses.  The provision for credit losses on loans and leases, excluding covered loans, is the expense recognized in the consolidated statements of income to adjust the allowance and the reserve for off-balance sheet credit commitments to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures.  See “Critical Accounting Policies” on page 40 of the Company’s Form 10-K for the year ended December 31, 2009.

The Company recorded expense of $13.0 million and $85.0 million through the provision for credit losses on loans and leases, excluding covered loans, in the quarters ended September 30, 2010 and 2009, respectively. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors.  Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition.  See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Nonaccrual loans, excluding covered loans, totaled $239.1 million at September 30, 2010, down from $260.1 million at June 30, 2010 and $408.3 million at September 30, 2009.  The decrease in nonaccrual loans relates primarily to the real estate construction, commercial and commercial real estate mortgage loan portfolios.  Total nonperforming assets, excluding covered assets, were $297.6 million, or 2.59 percent of total loans and leases and OREO, excluding covered assets, at

September 30, 2010.  This compares with $314.6 million, or 2.73 percent, at June 30, 2010 and $452.2 million, or 3.70 percent, at September 30, 2009.

Net loan charge-offs on non-covered loans were $28.2 million for the third quarter of 2010, or 0.98 percent of average total loans and leases, excluding covered loans, on an annualized basis, down from $76.9 million, or 2.47 percent, in the year-earlier quarter and $33.5 million, or 1.16 percent in the second quarter of 2010. The decrease in net charge-offs from the third quarter of 2009 occurred primarily in the Company’s real estate construction and commercial loan portfolios.

Covered loans represent loans acquired from the FDIC that are subject to a loss-sharing agreement, and are accounted for as acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).  The provision for losses on covered loans is the expense recognized in the consolidated statements of income related primarily to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its covered loan portfolio.  In the third quarter of 2010, the Company recorded an $8.2 million provision for losses on covered loans.  Approximately $0.4 million of the provision on covered loans related to a small population of acquired loans that are outside the scope of ASC 310-30.  The loss on covered loans is mainly the result of lower projected interest cash flows due to the Company’s revised default forecasts, though credit losses remain in line with previous expectations.  The third-quarter revisions of the default forecasts are based on the results of management’s review of the credit quality of the covered loans and the analysis of the loan performance data since the acquisition of the covered loans.  The Company will continue updating cash flow projections on the covered loans on a quarterly basis.  Due to the uncertainty in the future performance of the covered loans, additional impairments may be recognized in the future.

As of September 30, 2010, the allowance for loan losses for covered loans was $50.1 million.  The allowance is included in Covered loans on the consolidated balance sheets.

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.  If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. At September 30, 2010, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual status.  Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $2.6 million of acquired covered loans that were on nonaccrual status and were considered to be impaired.

Credit quality will be influenced by underlying trends in the economic cycle, particularly in California and Nevada, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Noninterest Income

Noninterest income was $66.8 million in the third quarter of 2010, a decrease of 3 percent from the third quarter of 2009 and a decrease of 45 percent from the second quarter of 2010. The decrease from the second quarter of 2010 was largely due to gains of $25.2 million on the acquisitions of FPB and SWB, as well as $28.3 million of loss-sharing income for acquired assets covered by the FDIC, recognized in the second quarter of 2010. Noninterest income accounted for 26 percent of the Company’s revenue in the third quarter of 2010, a decrease from 30 percent for the year-earlier quarter and 40 percent for the second quarter of 2010.

Wealth Management

The Company provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank’s wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. A portion of these fees is based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Trust and investment fees of $32.7 million for the third quarter of 2010 increased by 1 percent from the third quarter of 2009, and decreased by 4 percent from the second quarter of 2010.  Money market mutual fund and brokerage fees were $6.5 million for the quarter, an increase of 7 percent from $6.0 million for the year-earlier quarter, and 19 percent from $5.5 million for the second quarter of 2010.  The increase in fee income was due largely to higher balances and increased trading activity.  Money market mutual fund and brokerage fees decreased to $17.2 million from $22.4 million for the nine months ended September 30, 2010 and 2009, respectively. The decline in fee income from the prior year was due to lower balances, historically low short-term interest rates and reduced spreads on brokerage transactions.

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

	At September 30,		%	At June 30,	%
(in millions)	2010	2009	Change	2010	Change
Assets Under Management	$35,690	$34,927	2	34,172	4
Assets Under Administration
Brokerage	6,049	5,338	13	5,179	17
Custody and other fiduciary	15,152	13,103	16	15,263	(1)
Subtotal	21,201	18,441	15	20,442	4
Total assets under management or administration (1) (2)	$56,891	$53,368	7	$54,614	4

(1)

Excludes $16.88 billion, $12.88 billion and $9.87 billion of assets under management for an asset manager in which the Company held a noncontrolling ownership interest as of September 30, 2010, June 30, 2010, and September 30, 2009, respectively.

(2)

Excludes $2.09 billion and $1.94 billion of assets under management or administration as of September 30, 2010 and June 30, 2010, respectively, for an asset manager that the Company deconsolidated effective November 1, 2009.

AUM increased 2 percent from the year-earlier quarter and 4 percent from the second quarter of 2010.  Assets under management or administration increased 7 percent from the year-earlier quarter and 4 percent from the second quarter of 2010. The increase in AUM and AUA compared with the year-earlier quarter was due to new custodial business as well as higher equity market values. These increases were partially offset by a reduction in AUM resulting from the deconsolidation of a wealth management affiliate during the fourth quarter of 2009.

A distribution of AUM by type of investment is provided in the following table:

Investment (1)	% of AUM September 30, 2010	% of AUM June 30, 2010	% of AUM September 30, 2009
Equities	38%	38%	36%
U.S. fixed income	27	27	25
Cash and cash equivalents	20	21	23
Other (2)	15	14	16
	100%	100%	100%

(1)

Excludes assets under management for an asset manager in which the Company held a noncontrolling interest as of September 30, 2010, June 30, 2010 and September 30, 2009. Also excludes assets under management for an asset manager that the Company deconsolidated effective November 1, 2009.

(2)	Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the third quarter of 2010 were $11.6 million, down 12 percent from the third quarter of 2009 and 3 percent from the second quarter of 2010.  The decreases were due to higher deposit balances used to offset service charge fees.

International services income for the third quarter of 2010 was $7.9 million, unchanged from the year-earlier quarter and down 6 percent from the second quarter of 2010.  International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates.  The decrease from the second quarter largely reflected lower seasonal demand for these services.

Income and expense from FDIC loss-sharing agreements is reflected in FDIC loss sharing income, net. This balance includes discount accretion and gain on the FDIC indemnification asset and expense from the reduction of the FDIC indemnification asset upon the removal of loans, OREO and unfunded loan commitments.  Loans are removed when they have been fully paid off or transferred to OREO.  Net FDIC loss sharing income also includes income recognized on the portion of expenses related to covered assets that are reimbursable by the FDIC, net of income due to the FDIC, as well as the income statement effects of other loss-share transactions.  The following table provides the components of FDIC loss sharing income, net for the three months and nine months ending September 30, 2010 and 2009:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Indemnification asset accretion	$2,190	$—	$9,112	$—
Gain on indemnification asset	3,338	—	25,445	—
Removal of indemnification asset	(14,793)	—	(20,693)	—
FDIC reimbursement for OREO and loan expenses	10,781	—	26,790	—
Net reimbursement to FDIC for gains and losses on OREO sales	(657)	—	(1,663)	—
Other	(1,236)	—	(1,943)	—
Total FDIC loss sharing income (expense), net	$(377)	$—	$37,048	$—

Net FDIC loss sharing expense was $0.4 million for the third quarter of 2010, compared with net FDIC loss sharing income of $28.3 million for the second quarter of 2010.  In the third quarter of 2010, the Company recognized $3.3 million of income on the FDIC indemnification asset as a result of a revision of the Company’s projected cash flows forecast on its covered loans, compared to $22.1 million in the second quarter of 2010.  The remaining decrease in net FDIC loss sharing income from the second quarter of 2010 was primarily due to increased expense relating to the reduction of the FDIC indemnification asset as a result of loan removals from full loan payoffs and transfers of loans to OREO, offset by FDIC reimbursement income on full loan charge-offs that were in excess of expected losses.

The Company recognized $0.5 million of net gains on the sale of securities available-for-sale in the third quarter of 2010, compared with net gains of $3.4 million and net gains of $0.4 million for the third quarter of 2009 and second quarter of 2010, respectively.

Impairment losses on securities available-for-sale recognized in earnings were $0.2 million for the third quarter of 2010, compared with $0.8 million for the third quarter of 2009 and $0.5 million for the second quarter of 2010.  See “Balance Sheet Analysis — Securities” for a discussion of impairment on securities available-for-sale.

There was a $2.6 million net gain on the disposal of assets in the third quarter of 2010, compared to net losses on disposals of $0.2 million in the year-earlier quarter and $2.8 million in the second quarter of 2010.  The net gain in the current quarter is primarily due to gains recognized on the sale of OREO.  The net loss on disposals in the second quarter of 2010 relates mostly to a $5.0 million charge for the write-off of a Community Reinvestment Act-related receivable offset by gains recognized on the sale of OREO.

During the third quarter of 2010, the Company recognized an additional $2.1 million pre-tax gain related to the FDIC-assisted acquisition of FPB in May 2010.  Under the FPB loss-sharing agreement, the Company has a first loss tranche that is not reimbursable by the FDIC. At acquisition date, the first loss tranche was determined by the FDIC to be $22.3 million but was later amended by the FDIC to $19.8 million in September 2010.  As a result of the change in the first loss tranche in September 2010, the Company recognized an additional $2.1 million in gain on acquisition.

Other income for the third quarter of 2010 was $2.7 million, a decrease of 57 percent from the third quarter of 2009 and 76 percent from the second quarter of 2010.  Other income for the current quarter includes a $12.3 million charge recognized on the early extinguishment of debt. This charge was partially offset by $7.3 million of net gains recorded on the transfer of covered loans to OREO during the third quarter of 2010.

Noninterest Expense

Noninterest expense was $184.7 million for the third quarter of 2010, an increase of 28 percent from $143.8 million for the third quarter of 2009 and a decrease of 1 percent from the second quarter of 2010.  The increase from the year-earlier period was due largely to the acquisitions of ICB in December 2009 and FPB and SWB in May 2010.  It also reflected higher compensation costs, FDIC assessments, legal and professional fees, and expenses related to covered assets, including OREO expense.

Salaries and employee benefits expense was $103.4 million for the third quarter of 2010, an increase of 28 percent from $80.8 million for the year-earlier quarter and 4 percent from $99.1 million for the second quarter of 2010. The increase in expense from the year-earlier quarter was primarily due to increased personnel costs from the addition of employees from the Company’s acquisitions in 2009 and 2010, as well as an increase in bonus and incentive compensation expense.  Full-time equivalent staff increased to 3,195 at September 30, 2010, from 2,891 at September 30, 2009 and 3,144 at June 30, 2010.

The remaining noninterest expense categories was $81.3 million for the third quarter of 2010, compared to $63.0 million for the third quarter of 2009 and $87.6 million for the second quarter of 2010.  The increase of $18.3 million, or 29 percent, for the third quarter of 2010 compared with the year-earlier quarter, was due primarily to increased expenses from the Company’s three FDIC-assisted acquisitions.  The Company recognized increases of $10.4 million in OREO expense, a $2.3 million increase in FDIC assessments and $1.9 million increase in both legal and professional fees and occupancy expense. Virtually all of the increase in OREO expense in the third quarter of 2010 was attributable to FDIC-covered OREO.  Refer to the table below for further detail on OREO expense.  Of the qualified covered asset-related expenses, 80% are reimbursed by the FDIC and reflected in FDIC loss sharing income, net in the noninterest income section of the consolidated statements of income.  The remaining noninterest expense categories decreased 7 percent from the second quarter of 2010 due primarily to lower OREO expense and lower legal and professional fees.

The following table provides OREO expense for non-covered OREO and covered OREO:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Non-covered OREO expense
Valuation write-downs	$1,151	$—	$18,020	$—
Holding costs and foreclosure expense	972	2,231	2,327	4,481
Total non-covered OREO expense	$2,123	$2,231	$20,347	$4,481
Covered OREO expense
Valuation write-downs	$7,241	$—	$16,257	$—
Holding costs and foreclosure expense	3,278	—	10,127	—
Total covered OREO expense	$10,519	$—	$26,384	$—

Total OREO expense	$12,642	$2,231	$46,731	$4,481

Share-Based Compensation Expense

On September 30, 2010, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  No new awards will be granted under predecessor plans. See Note 10, Share-Based Compensation, of the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for a description of the share-based compensation plan and method of estimating the fair value of option awards.

The compensation cost that has been recognized for all share-based awards was $4.3 million and $12.4 million for the three and nine months ended September 30, 2010, and $3.6 million and $10.8 million for the year-earlier periods, respectively. The Company received $18.6 million and $1.2 million in cash for the exercise of stock options during the nine months ended September 30, 2010 and 2009, respectively.  The tax benefit recognized for share-based compensation arrangements in equity was $2.1 million for the nine months ended September 30, 2010 compared with tax expense of $0.7 million for the nine months ended September 30, 2009.

At September 30, 2010, there was $15.0 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 2.5 years. At September 30, 2010, there was $21.1 million of unrecognized compensation cost related to restricted shares granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 3.2 years.

Segment Operations

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other.  For a more complete description of the segments, including summary financial information, see Note 17 to the Unaudited Consolidated Financial Statements.  At year-end 2009, the methodology for allocating income taxes to the reportable segments was revised. Prior period segment results have been revised to conform with current period presentation.

Commercial and Private Banking

The Commercial and Private Banking segment had net income of $28.6 million for the third quarter of 2010, compared to a net loss of $0.7 million for the third quarter of 2009. Net income for the nine months ended September 30, 2010 was $55.3 million compared to $21.4 million for the year-earlier period. The increase in net income for the quarter compared with the prior year quarter was due primarily to an increase in net interest income and a reduction in the provision for credit losses.  The increase in net income for the nine-month period compared with the year-earlier period is due to higher net interest income, lower provision for credit losses,  FDIC loss sharing income and the gain on acquisitions of FPB and SWB. For the current year periods, increases in net income were offset in part by increased expenses associated with the FDIC-assisted acquisitions and increased OREO expense, a portion of which is reimbursable by the FDIC.  Net interest income increased to $180.0 million for the third quarter of 2010 from $158.3 million for the same period of 2009.  Net interest income for the nine months ended September 30, 2010 was $521.9 million compared to $462.2 million for the same period in 2009.  The increase in net interest income was largely due to covered loans acquired in FDIC-assisted acquisitions in December 2009 and May 2010. In addition, net interest income for the current quarter includes $9.2 million in net interest income from the acceleration of a discount recognized for covered loans that were repaid during the quarter.  Average loans, excluding covered loans, decreased to $11.36 billion, or by 8 percent, for the third quarter of 2010 compared with the year-earlier quarter. Average loans, excluding covered loans, decreased to $11.60 billion, or by 6 percent, for the nine months ended September 30, 2010 compared with the year-earlier period. The decrease in average loans for the quarter and year to date reflected lower loan demand due to challenging business and economic conditions, along with a reduction in the amount of problem loans. Average covered loans were $2.02 billion for the third quarter of 2010 and $1.95 billion for the nine months ended September 30, 2010.  Average deposits, including those acquired from acquisitions, increased by 31 percent to $17.73 billion in the third quarter of 2010 from $13.58 billion for the third quarter of 2009.  Average deposits increased by 35 percent to $16.98 billion during the nine month period ended September 30, 2010 from $12.61 billion for the same period in 2009.

Provision for credit losses on loans and leases, excluding covered loans, decreased from $85.0 million in the third quarter of 2009 to $13.0 million in the third quarter of 2010, and from $205.0 million for the nine months ended September 30, 2009 to $100.0 million for the nine months ended September 30, 2010.  The decrease in provision for credit losses for the current year compared to the year-earlier periods was partially offset by the recognition of $8.2 million and $54.7 million of provision for losses on covered loans in the three and nine months ended September 30, 2010, respectively.  Refer to page 51 for further discussion of the provision for loan losses.

Noninterest income for the third quarter of 2010 was $49.1 million compared to $40.7 million in year-earlier quarter, and $195.6 million for the nine months ended September 30, 2010 compared to $124.9 million for the same period in 2009.  The increase in noninterest income for the third quarter of 2010 compared with the year-earlier quarter includes $2.6 million in gains on the sale of OREO and $2.1 million in acquisition gains. The increase for the year-to-date period was attributable to FDIC loss sharing income of $37.0 million and $27.3 million in acquisition gain. Noninterest expense, including depreciation and amortization, increased to $158.5 million, or by 38 percent, for the third quarter of 2010 from $115.2 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased to $467.5 million, or by 35 percent, for the first nine months of 2010 from $345.2 million for the year-earlier period. Noninterest expense for the quarter and year-to-date increased as a result of the acquisitions of ICB, FPB and SWB, as well as higher OREO expense, a portion of which is reimbursable by the FDIC.

Wealth Management

The Wealth Management segment had net income attributable to CNC of $1.8 million for the third quarter of 2010, up from $0.8 million for the third quarter of 2009.  Net income attributable to CNC for the nine months ended September 30, 2010 increased to $4.7 million from $2.9 million for the year-earlier period.  On a year-to-date basis, increases in fee income resulting from improving conditions in the financial markets were partially offset by increases in noninterest expense. Refer to Noninterest Income — Wealth Management for a discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, decreased by 4 percent to $36.9 million for the third quarter of 2010 from $38.2 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased by 6 percent to $111.6 million for the first nine months of 2010 from $105.5 million for the year-earlier period. The increase in noninterest expense compared with the year-earlier periods is due to higher incentive compensation costs.

Other

Net income attributable to CNC for the Other segment decreased to $4.0 million for the third quarter of 2010, from $8.0 million for the third quarter of 2009.  Net income attributable to CNC was $31.4 million for the first nine months of 2010, compared with a net loss of $2.0 million for the year-earlier period.  Net interest income increased to $7.2 million for the third quarter of 2010 from $2.8 million for the year-earlier quarter. Net interest income increased to $22.1 million for the first nine months of 2010 from net interest expense of $1.9 million for the year-earlier period. Net interest income for the current quarter and year-to-date was favorably impacted by the addition of the acquired covered loan portfolio.  Noninterest income for year-to-date 2010 included a $2.9 million net gain on sales of securities and a $1.7 million impairment loss on securities, compared with a $3.8 million net gain on sales of securities and a $14.4 million impairment loss on securities for the year-earlier period.  Additionally, noninterest income for the current quarter reflected a $12.3 million charge for the early retirement of debt.

Income Taxes

The Company recognized income tax expense of $13.5 million during the third quarter of 2010, compared to a tax benefit of $7.0 million in the year-earlier quarter and a tax benefit of $2.9 million in the second quarter of 2010.  The increase in income tax expense in the third quarter of 2010 was attributable to higher pretax income.  The tax benefit in the second quarter of 2010 was primarily attributable to a $19 million tax litigation settlement with the California Franchise Tax Board, which was partially offset by expense of $4.3 million relating to revisions to correct certain deferred tax accounts. The effective tax rate for the three and nine-month period ended September 30, 2010 was 27.7 percent and 13.7 percent, respectively.  The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including primarily the tax litigation settlement, tax benefits from investments in affordable housing partnerships and tax-exempt income on municipal bonds and bank-owned life insurance.

In May 2010, the California Franchise Tax Board closed its audits for the years 1998 through 2004 and settled litigation related to various refund claims and other pending matters under review.  Under the terms of the settlement, the Company received $29 million in tax credits, which added approximately $19 million to the Company’s net income in the second quarter of 2010.  In the second quarter of 2010, the Company also recorded an adjustment to correct certain deferred tax accounts related to revisions of book and tax basis differences established in previous years related to its wealth management affiliates, low income housing investments and fixed assets.  The net effect of the adjustment was a reduction of the deferred tax asset and a corresponding tax expense of $4.3 million.

Excluding the $19 million tax credit and $4.3 million expense relating to revisions to correct certain deferred tax accounts, the effective tax rate was 27.2 percent for the nine months ended September 30, 2010.   Management believes that this non-GAAP financial measure enhances the comparability of the financial results with prior periods as well as to highlight the effects of the above items in the periods presented.  The Company believes that investors may find it useful to see these non-GAAP financial measures to analyze the Company’s effective tax rate without the impact of these items.

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

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized an interest and penalties benefit of approximately $0.5 million for the nine months of 2010 and 2009. A benefit was recognized in 2010 due to a reduction in interest and penalties accrual. The Company had approximately $2.2 million, $5.5 million and $5.8 million of accrued interest and penalties as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of September 30, 2010, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

BALANCE SHEET ANALYSIS

Total assets were $21.82 billion at September 30, 2010, an increase of 19 percent from $18.40 billion at September 30, 2009, and an increase of 3 percent from $21.08 billion at December 31, 2009.  Average assets for the third quarter of 2010 increased to $21.61 billion from $17.94 billion for the third quarter of 2009.  The increase in period-end and average assets from the prior periods reflects the Company’s strong deposit growth as well as its acquisitions of ICB, FPB and SWB.

Total average interest-earning assets for the third quarter of 2010 increased to $19.76 billion from $17.61 billion for the fourth quarter of 2009 and $16.59 billion for the third quarter of 2009.

Securities

The following is a summary of amortized cost and estimated fair value for the major categories of securities available- for-sale:

Securities Available-for-Sale

	September 30, 2010		December 31, 2009		September 30, 2009
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$19,058	$19,117	$73,597	$73,597	$13,543	$13,554
Federal agency - Debt	1,304,219	1,311,936	659,716	656,721	358,928	360,284
Federal agency - MBS	486,208	508,508	552,691	555,157	564,193	581,974
CMOs - Federal agency	2,834,258	2,923,601	2,294,676	2,306,111	1,750,790	1,781,666
CMOs - Non-agency	217,169	205,320	272,262	241,329	314,583	280,856
State and municipal	343,008	360,471	368,454	378,639	384,999	403,264
Other debt securities	65,321	58,890	82,163	76,506	76,069	69,749
Total debt securities	5,269,241	5,387,843	4,303,559	4,288,060	3,463,105	3,491,347
Equity securities and mutual funds	6,382	10,027	15,861	18,698	17,554	20,725
Total securities	$5,275,623	$5,397,870	$4,319,420	$4,306,758	$3,480,659	$3,512,072

The fair value of securities available-for-sale totaled $5.40 billion, $4.31 billion and $3.51 billion at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The increase in securities from prior periods to September 30, 2010 was primarily a result of strong deposit growth and improving market values.  The increase in securities balance from December 31, 2009 to September 30, 2010 was partially offset by scheduled maturities of $941.6 million, paydowns of $594.3 million and securities sales of $434.0 million.

At September 30, 2010, the available-for-sale securities portfolio had a net unrealized gain of $122.2 million, comprised of $146.9 million of unrealized gains and $24.7 million of unrealized losses. At December 31, 2009, the available-for-sale securities portfolio had a net unrealized loss of $12.7 million, comprised of $46.0 million of unrealized gains and $58.6 million of unrealized losses. At September 30, 2009, the available-for-sale securities portfolio had a net unrealized gain of $31.4 million, comprised of unrealized losses of $74.0 million, net of $42.6 million of unrealized gains.

The average duration of total securities available-for-sale at September 30, 2010 was 2.1 years, down from 2.6 years at September 30, 2009 and 2.9 years at December 31, 2009. Duration provides a measure of fair value sensitivity to changes in interest rates.  The average duration is within the investment guidelines set by the Company’s Asset/Liability Committee and the interest-rate risk guidelines set by the Board of Directors.

The following table provides the gross realized gains and losses on the sales of securities available-for-sale for the three and nine months ended September 30, 2010 and 2009.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Gross realized gains	$453	$3,554	$5,447	$12,218
Gross realized losses	(2)	(109)	(2,507)	(8,423)
Net realized gains (losses)	$451	$3,445	$2,940	$3,795

For the third quarter of 2010 and 2009, interest income on available-for-sale securities is comprised of: (i) taxable interest income of $32.5 million and $30.1 million, respectively, (ii) nontaxable interest income of $3.0 million and $3.9 million, respectively, and (iii) dividend income of $0.2 million and $0.2 million, respectively.  For the first nine months of 2010 and 2009, interest income on available-for-sale securities is comprised of: (i) taxable interest income of $90.9 million and $78.8 million, respectively, (ii) nontaxable interest income of $9.2 million and $11.1 million, respectively, and (iii) dividend income of $0.7 million and $0.9 million, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at September 30, 2010, except for mortgage-backed securities which are allocated according to the average life of expected cash flows.  Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

U.S. Treasury	$14,036	$5,081	$—	$—	$19,117
Federal agency - Debt	1,089,855	222,081	—	—	1,311,936
Federal agency - MBS	73	256,020	225,191	27,224	508,508
CMOs - Federal agency	368,661	2,346,567	195,268	13,105	2,923,601
CMOs - Non-agency	21,005	157,277	27,038	—	205,320
State and municipal	36,753	157,707	116,029	49,982	360,471
Other	6,938	10,099	41,853	—	58,890
Total debt securities	$1,537,321	$3,154,832	$605,379	$90,311	$5,387,843

Amortized cost	$1,527,245	$3,063,647	$590,726	$87,623	$5,269,241

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

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at September 30, 2010.  The Company recorded impairment losses in earnings on securities available-for-sale of $0.2 million and $1.7 million for the three and nine months ended September 30, 2010, respectively.  Of the Company’s total other-than-temporary impairment losses, $11.6 million related to non-credit-related impairment and was recorded in AOCI.  The Company recorded impairment losses in earnings on securities available-for-sale of $0.8 million and $14.4 million for the three and nine months ended September 30, 2009, respectively.

The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

(in thousands) Impairment Losses on	For the three-months ended September 30,		For the nine-months ended September 30,
Other-Than-Temporarily Impaired Securities	2010	2009	2010	2009
Non-agency CMOs	$152	$778	$1,368	$2,315
Collateralized debt obligation income notes	—	—	—	9,282
Perpetual preferred stock	—	—	293	1,124
Mutual funds	—	—	—	1,630
Total	$152	$778	$1,661	$14,351

The following table provides a rollforward of credit-related other-than-temporary impairment recognized in earnings for debt securities for the three and nine months ended September 30, 2010 and 2009. Credit-related other-than-temporary impairment that was recognized in earnings during the three and nine months ending September 30, 2010 is reflected as an “Initial credit-related impairment” if the current period is the first time the security had a credit impairment. A credit related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the current period is not the first time the security had a credit impairment.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of period	$18,922	$14,835	$17,707	$8,083
Subsequent credit-related impairment	152	696	1,341	5,215
Initial credit-related impairment	—	82	26	2,315
Balance, end of period	$19,074	$15,613	$19,074	$15,613

Non-Agency CMOs

During the third quarter of 2010, the Company identified certain non-agency collateralized mortgage obligation securities (“CMOs”) that were considered to be other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security.  Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company concluded that the shortfall in expected cash flows represented a credit loss and recognized impairment losses in earnings totaling $0.2 million on its investments in CMOs in the third quarter. The Company has recognized credit losses totaling $1.4 million on its investments in non-agency CMOs year-to-date. The remaining other-than-temporary impairment for these securities was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates.

The following tables provide a summary of the gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of September 30, 2010, December 31, 2009 and September 30, 2009.  The tables include investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit-related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
September 30, 2010
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agency - Debt	—	—	—	—	—	—
CMOs - Federal agency	72,944	94	—	—	72,944	94
CMOs - Non-agency	21,746	375	98,581	14,137	120,327	14,512
State and municipal	543	2	729	21	1,272	23
Other debt securities	—	—	13,358	10,091	13,358	10,091
Total securities	$95,233	$471	$112,668	$24,249	$207,901	$24,720

December 31, 2009
U.S. Treasury	$59,995	$2	$—	$—	$59,995	$2
Federal agency - Debt	437,548	3,646	—	—	437,548	3,646
Federal agency - MBS	285,328	4,055	—	—	285,328	4,055
CMOs - Federal agency	634,732	12,206	—	—	634,732	12,206
CMOs - Non-agency	35,192	428	180,699	30,809	215,891	31,237
State and municipal	18,187	340	4,500	390	22,687	730
Other debt securities	—	—	36,315	6,750	36,315	6,750
Total securities	$1,470,982	$20,677	$221,514	$37,949	$1,692,496	$58,626

September 30, 2009
Federal agency - Debt	$25,819	$108	$—	$—	$25,819	$108
Federal agency - MBS	9,937	23	—	—	9,937	23
CMOs - Federal agency	129,042	1,263	—	—	129,042	1,263
CMOs - Non-agency	—	—	257,400	33,815	257,400	33,815
State and municipal	1,611	31	5,865	180	7,476	211
Other debt securities	—	—	45,089	7,193	45,089	7,193
Total securities	$166,409	$1,425	$308,354	$41,188	$474,763	$42,613

At September 30, 2010, total securities available-for-sale had a fair value of $5.40 billion, which included $207.9 million of securities available-for-sale in an unrealized loss position as of September 30, 2010.  This balance consists of $156.1 million of temporarily impaired securities and $51.8 million of securities that had non-credit related impairment recognized in AOCI.  At September 30, 2010, the Company had 24 debt securities in an unrealized loss position.  The debt securities in an unrealized loss position include 1 Federal agency MBS, 4 Federal agency CMOs, 16 private label CMOs, 2 state and municipal securities and 1 other debt security.

The largest component of the unrealized loss at September 30, 2010 was $14.5 million related to non-agency collateralized mortgage obligations. The Company monitors the performance of the mortgage pools underlying these bonds.  The Company only holds the most senior tranches of each issue which provides protection against defaults. The Company attributes the unrealized loss on CMOs held largely to the current absence of liquidity in this sector of  the credit market and to increases in market yields. Other than the $1.4 million year-to-date credit loss discussed in Non-Agency CMOs above, the Company expects to receive all contractual principal and interest payments due on its CMO debt securities.  Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high-end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should these conditions occur, the value of these securities could decline and trigger the recognition of further other-than-temporary impairment charges.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions.  Liquidity pressures in 2008 and in 2009 caused a general decline in the value of corporate debt.  The CDOs held in securities available-for-sale at September 30, 2010 are the most senior tranches of each issue. The market for CDOs has been inactive since 2008, therefore, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $9.7 million net unrealized loss at September 30, 2010 which the Company attributes to the illiquid credit markets and to the increase in market yields on these securities resulting from lower credit ratings. The two issues held have collateral that exceeds the outstanding debt by approximately 24 percent and 28 percent, respectively, at September 30, 2010. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

The Company does not consider the debt securities in the table above to be other than temporarily impaired at September 30, 2010.

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

At September 30, 2009, total securities available-for-sale had a fair value of $3.51 billion, which included $474.8 million of securities available-for-sale in an unrealized loss position as of September 30, 2009.  This balance consisted of $429.5 million of temporarily impaired securities and $45.3 million of securities that had non-credit related impairment recognized in AOCI.  At September 30, 2009, the Company had 55 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 2 Federal agency securities, 1 Federal agency MBS, 7 Federal agency CMOs, 29 private label CMOs, 10 state and municipal securities and 6 other debt securities.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Commercial	$4,015,113	$4,335,052	$4,219,141
Commercial real estate mortgages	1,967,959	2,161,451	2,164,398
Residential mortgages	3,586,858	3,533,453	3,541,534
Real estate construction	575,060	835,589	999,045
Equity lines of credit	757,210	734,182	694,660
Installment	167,395	172,566	174,170
Lease financing	349,030	374,615	375,542
Loans and leases, excluding covered loans	11,418,625	12,146,908	12,168,490
Less: Allowance for loan and lease losses	(274,167)	(288,493)	(265,005)
Loans and leases, excluding covered loans, net	11,144,458	11,858,415	11,903,485

Covered loans	1,960,190	1,851,821	—
Less: Allowance for loan losses	(50,057)	—	—
Covered loans, net	1,910,133	1,851,821	—

Total loans and leases.	$13,378,815	$13,998,729	$12,168,490
Total loans and leases, net	$13,054,591	$13,710,236	$11,903,485

Total loans and leases were $13.38 billion, $14.00 billion and $12.17 billion at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  Total loans, excluding covered loans, were $11.42 billion, $12.15 billion and $12.17 billion at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Total loans and leases at September 30, 2010 decreased 4 percent from December 31, 2009 and increased 10 percent from September 30, 2009. The decrease from December 31, 2009 was attributable to low loan demand due to current business and economic conditions. The increase from the year-earlier period was due primarily to the purchase of loans in the FDIC-assisted acquisitions of ICB in December 2009 and FPB and SWB in May 2010, offset by low loan demand. Commercial loans, including lease financing, decreased by 7 percent from year-end 2009 and 5 percent from the year-earlier quarter. Commercial real estate mortgage loans decreased by 9 percent from year-end 2009 and the year-earlier quarter. Residential mortgages increased by 2 percent from year-end 2009 and 1 percent from the year-earlier quarter. Real estate construction loans declined by 31 percent and 42 percent for the same periods, respectively.  Equity lines of credit increased 3 percent from December 31, 2009 and 9 percent from September 30, 2009.

The Company’s lending activities are predominately in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at September 30, 2010, California represented 87 percent of total loans outstanding and Nevada and New York represented 2 percent and 5 percent, respectively. The remaining 6 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.  Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. California has experienced significant declines in real estate values and adverse effects of the recession.  California’s unemployment rate in September 2010 was approximately 12 percent. The Company’s loan portfolio has been affected by the economy, but the impact is lessened by the Company having most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego rather than in the outlying suburban communities that have seen higher declines in real estate values. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (56 percent), Orange (7 percent), San Diego (5 percent), San Francisco (3 percent) and Ventura (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (38 percent), Orange (11 percent), San Diego (9 percent), Ventura (6 percent) and Riverside (5 percent).  For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (35 percent), San Diego (6 percent), Contra Costa (5 percent), Santa Barbara (5 percent) and Riverside (4 percent).

The economic decline has been more severe in Nevada. The Nevada economy is heavily dependent on travel, tourism and construction. During early 2008, financial conditions in these sectors began to deteriorate rapidly.  The decline in the economy has led to an increase in the Nevada unemployment rate to approximately 14 percent. The consensus outlook for 2010 is that the Nevada economy will remain challenged as residential foreclosures continue to mount and overall consumer spending, which correlates to travel and tourism spending, remains suppressed given nationwide higher unemployment and general uncertainty about the economy. The Company’s Nevada portfolio has been broadly affected with the most significant stress in the construction and land portfolios.  The Company has very few residential mortgage loans in Nevada. The New York loan portfolio primarily relates to private banking clients in the Entertainment and Legal industries, which continue to perform well.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $1.96 billion at September 30, 2010 and $1.85 billion as of December 31, 2009. Covered loans, net of allowance for loan losses, were $1.91 billion as of September 30, 2010. There was no allowance for loan losses on covered loans as of December 31, 2009. The increase in covered loans from December 31, 2009 was due to loans acquired in the FDIC-assisted acquisitions of FPB and SWB in the second quarter of 2010.

Within the Company’s covered loan portfolio at September 30, 2010, the five states with the largest concentration were California (41 percent), Texas (12 percent), Nevada (7 percent), New York (5 percent) and Arizona (4 percent). The remaining 31 percent of total covered loans outstanding represented other states.

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

As of the respective acquisition dates, the preliminary estimates of the contractually required payments receivable for all acquired impaired loans of FPB and SWB were $643.3 million, the cash flows expected to be collected were $378.9 million, and the fair value of the loans was $330.6 million.  These amounts were determined based on the estimated remaining life of the underlying loans, which included the effects of estimated prepayments. Fair value of the acquired loans include estimated credit losses, therefore, an allowance for loan losses was not recorded on the acquisition date.  Interest income is recognized on all acquired impaired loans through accretion of the difference between the carrying amount of the loans and their expected cash flows.

Changes in the accretable yield for acquired impaired loans were as follows for the period from January 1, 2010 through September 30, 2010:

(in thousands)	Accretable Yield
Balance at January 1, 2010	$687,126
Additions	48,644
Accretion	(88,325)
Reclassifications to nonaccretable yield	(120,315)
Disposals and other	(16,543)
Balance at September 30, 2010	$510,587

Because of the short time period between the closing of the ICB acquisition and year-end 2009, certain 2009 amounts related to the acquired impaired ICB loans were preliminary estimates. In finalizing its analysis of these loans, the Company recorded adjustments to 2009 amounts that are reflected in the Disposals and other line of the above table.

At acquisition date, the Company recorded an FDIC indemnification asset for its FDIC-assisted acquisitions of ICB in December 2009 and FPB and SWB in May 2010.  The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans and OREO. The FDIC indemnification asset from all three acquisitions was $324.2 million at September 30, 2010 and $380.7 million at December 31, 2009. See Note 2, Business Combinations, for further discussion of the FDIC indemnification asset.

Other

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets.  The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposures.  The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of September 30, 2010, total loans for construction, land development and other land represented 41 percent of total risk-based capital; total CRE loans represented 185 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 27 percent over the last 36 months.

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

•                  A credit bureau risk score (FICO) of 660 or less; and/or

•                  Debt-to-income ratio of 50 percent or greater

The Company does not, and has not, offered a subprime loan program. All loans are judgmentally underwritten by reviewing the client’s credit history, payment capacity and collateral value. The Company does not consider loans with the above characteristics to be subprime if strong and verifiable mitigating factors exist.  Mitigating factors include guarantees, low LTV ratios and verified liquidity. As of September 30, 2010, the Company did not have any subprime loans in its loan portfolio based on the Company’s definition.

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

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

At September 30, 2010, the allowance for loan and lease losses on non-covered loans was $274.2 million, or 2.40 percent, of outstanding loans and leases excluding covered loans, and the reserve for off-balance sheet credit commitments was $20.4 million. The process used for determining the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following table summarizes the activity in the allowance for loan and lease losses on non-covered loans and the reserve for off-balance sheet credit commitments for the three and nine months ended September 30, 2010 and 2009:

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Loans and leases outstanding, excluding covered loans	$11,418,625	$12,168,490	$11,418,625	$12,168,490
Average loans and leases outstanding, excluding covered loans	$11,414,871	$12,339,105	$11,645,100	$12,362,714
Allowance for loan and lease losses (1)
Balance, beginning of period	$290,492	$256,018	$288,493	$224,046
Loans charged-off:
Commercial	(20,100)	(31,664)	(56,757)	(69,078)
Commercial real estate mortgages	(9,105)	(3,372)	(24,556)	(3,372)
Residential mortgages	(604)	(698)	(2,684)	(1,880)
Real estate construction	(3,771)	(43,216)	(30,021)	(93,517)
Equity lines of credit	(807)	(389)	(1,363)	(1,466)
Installment	(200)	(985)	(5,795)	(3,315)
Total loans charged-off	(34,587)	(80,324)	(121,176)	(172,628)
Recoveries of loans previously charged-off:
Commercial	2,229	2,812	4,064	4,484
Commercial real estate mortgages	151	—	233	—
Residential mortgages	32	16	111	100
Real estate construction	3,810	565	4,933	628
Equity lines of credit	14	2	23	2
Installment	117	70	547	246
Total recoveries	6,353	3,465	9,911	5,460
Net loans charged-off	(28,234)	(76,859)	(111,265)	(167,168)
Provision for credit losses	13,000	85,000	100,000	205,000
Transfers (to) from reserve for off-balance sheet credit commitments	(1,091)	846	(3,061)	3,127
Balance, end of period	$274,167	$265,005	$274,167	$265,005

Net charge-offs to average loans and leases, excluding covered loans (annualized)	(0.98)%	(2.47)%	(1.28)%	(1.81)%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	2.40%	2.18%	2.40%	2.18%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$19,310	$20,422	$17,340	$22,703
Provision for credit losses/transfers	1,091	(846)	3,061	(3,127)
Balance, end of period	$20,401	$19,576	$20,401	$19,576

(1) The allowance for loan and lease losses does not include any amounts related to covered loans.

The following table summarizes the activity in the allowance for loan losses on covered loans for the three and nine months ended September 30, 2010:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of period	$46,255	$—	$—	$—
Provision for losses	8,233	—	54,749	—
Charge-offs	(414)	—	(414)	—
Reduction in allowance due to loan removals	(4,017)	—	(4,278)	—
Balance, end of period	$50,057	$—	$50,057	$—

The allowance for loan losses on covered loans was $50.1 million as of September 30, 2010. The Company recorded provision expense of $8.2 million and $54.7 million on covered loans for the three and nine months ended September 30, 2010, respectively. Approximately $0.4 million of the provision on covered loans related to acquired loans that are outside the scope of ASC 310-30.  The loss on covered loans is mainly the result of lower projected interest cash flows due to the Company’s revised default forecasts, though credit losses remain in line with previous expectations.  The revisions of the default forecasts were based on the results of management’s review of the credit quality of the covered loans and the analysis of the loan performance data since the acquisition of covered loans.  The Company will continue updating the cash flow projections on a quarterly basis.

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

Impaired loans, excluding covered loans, were $240.3 million at September 30, 2010, $375.7 million at December 31, 2009 and $394.8 million at September 30, 2009.  Impaired loans at September 30, 2010 include $10.9 million of restructured loans that have been returned to accrual status, but will continue to be reported as impaired until they have a demonstrated period of performance under their restructured terms.  At September 30, 2010, there were $229.4 million of impaired loans included in nonaccrual loans, with an allowance allocation of $20.3 million. Impaired loans with an allocated allowance were $102.4 million and impaired loans without an allocated allowance were $137.9 million.  At September 30, 2010, $9.7 million of nonaccrual loans were loans under $500,000 that were not individually evaluated for impairment.  At December 31, 2009, there were $375.7 million of impaired loans included in nonaccrual loans, with an allowance allocation of $55.8 million. At December 31, 2009, impaired loans with an allocated allowance totaled $274.7 million and impaired loans without an allocated allowance totaled $101.0 million. At September 30, 2009, there were $394.8 million of impaired loans included in nonaccrual loans that had an allowance of $61.1 million allocated to them. At September 30, 2009, impaired loans with an allocated allowance totaled $316.2 million and impaired loans without an allocated allowance totaled $78.6 million. The remaining $13.0 million and $13.5 million of nonaccrual loans at December 31, 2009 and September 30, 2009, respectively, are loans under $500,000 that were not individually evaluated for impairment.

Impaired covered loans were $2.6 million at September 30, 2010 and related to the Company’s population of acquired covered loans that are accounted for outside the scope of ASC 310-30.

Nonaccrual, Past Due and Restructured Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $297.6 million, or 2.59 percent of total loans and OREO, excluding covered assets, at September 30, 2010, compared with $442.0 million, or 3.62 percent, at December 31, 2009, and $452.2 million, or 3.70 percent, at September 30, 2009.  The Company had non-covered OREO of $58.5 million, $53.3 million and $44.0 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

Total nonperforming covered assets were $113.0 million as of September 30, 2010 and $60.6 million as of December 31, 2010.  Nonperforming covered assets consisted of nonaccrual covered loans of $2.6 million and covered OREO of $110.4 million at September 30, 2010 compared to covered OREO of $60.6 million at December 31, 2009.

Troubled debt restructured loans were $42.8 million, before specific reserves of $1.7 million, at September 30, 2010. Troubled debt restructured loans were $11.2 million, before specific reserves of $1.0 million, at December 31, 2009. At September 30, 2009, the Company had no troubled debt restructured loans. Commitments to lend additional funds on restructured loans totaled $0.8 million at September 30, 2010.

The following table presents information about nonaccrual loans, OREO and loans which are contractually past due 90 days or more as to interest or principal payments and still accruing:

Nonaccrual Loans and OREO

	September 30	December 31,	September 30
(in thousands)	2010	2009	2009

Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$28,917	$81,989	$90,744
Commercial real estate mortgages	50,366	76,027	60,833
Residential mortgages	16,259	15,488	12,961
Real estate construction	135,778	202,605	233,848
Equity lines of credit	5,584	3,422	2,507
Installment	2,201	9,176	7,373
Total nonaccrual loans, excluding covered loans	239,105	388,707	408,266
OREO, excluding covered OREO	58,462	53,308	43,969
Total nonperforming assets, excluding covered assets	$297,567	$442,015	$452,235

Nonperforming covered assets
Nonaccrual loans	$2,633	$—	$—
OREO	110,391	60,558	—
Total nonperforming covered assets	$113,024	$60,558	$—

Nonaccrual loans as a percentage of total loans, excluding covered loans	2.09%	3.20%	3.36%
Nonperforming assets, excluding covered assets, as a percentage of total loans and OREO, excluding covered assets	2.59	3.62	3.70

Allowance for loan and lease losses to nonaccrual loans	114.66	74.22	64.91
Allowance for loan and lease losses to total nonperforming assets, excluding covered assets	92.14	65.27	58.60
Allowance for loan and lease losses to total loans and leases, excluding covered loans	2.40	2.38	2.18

Loans 90 days or more past due on accrual status, excluding covered loans:
Commercial	$641	$3,651	$3,019
Commercial real estate mortgages	—	1,582	1,252
Residential mortgages	379	456	6,123
Other	—	—	1
Total	$1,020	$5,689	$10,395

Covered loans 90 days or more past due on accrual status	$416,875	$173,309	$—

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

Loans 30 to 89 days delinquent, excluding covered loans, were $38.8 million at September 30, 2010, $55.7 million at December 31, 2009 and $174.6 million at September 30, 2009.  Covered loans that are 30 to 89 days delinquent were $45.5 million at September 30, 2010 and $107.7 million at December 31, 2009. Loans 90 days or more past due on accrual status, excluding covered loans, were $1.0 million at September 30, 2010, $5.7 million at December 31, 2009 and $10.4 million  at September 30, 2009.  Covered loans that were 90 days or more past due on accrual status were $416.9 million at September 30, 2010 and $173.3 million at December 31, 2009.

Nonaccrual loans, excluding covered loans, were $239.1 million at September 30, 2010, a decrease from $388.7 million at December 31, 2009 and $408.3 million at September 30, 2009.  Net charge-offs in the third quarter of 2010 were $28.2 million, or 0.98 percent of average loans and leases, excluding covered loans, on an annualized basis, compared with $76.9 million, or 2.47 percent, for the third quarter of 2009. Net charge-offs for the nine months ended September 30, 2010 were $111.3 million, or 1.28 percent of average loans and leases, excluding covered loans, compared with $167.2 million, or 1.81 percent, for the year-earlier period. In accordance with the Company’s allowance for loan and lease losses methodology and in response to improvements in nonaccrual loans and net charge-offs, the Company decreased its provision for loan and lease losses to $13.0 million and $100.0 million for the three and nine months ended September 30, 2010, compared with $85.0 million and $205.0 million for the year-earlier periods. The allowance for loan and lease losses on non-covered loans was $274.2 million as of September 30, 2010, compared to $288.5 million as of December 31, 2009 and $265.0 million as of September 30, 2009. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, increased to 2.40 percent at September 30, 2010 from 2.38 percent at December 31, 2009 and 2.18 percent at September 30, 2009. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 92.1 percent, 65.3 percent, and 58.6 percent at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  The Company believes that its allowance for loan and lease losses continues to be adequate.

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable.  If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated.  At September 30, 2010, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual status.  Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $2.6 million of acquired covered loans that were on nonaccrual status.

The table below summarizes the total activity in non-covered and covered nonaccrual loans:

Changes in Nonaccrual Loans

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of period	$260,118	$378,261	$388,707	$211,142
Loans placed on nonaccrual	59,617	211,737	150,129	545,801
Charge-offs	(29,987)	(71,604)	(107,172)	(152,982)
Loans returned to accrual status	(8,727)	(4,307)	(13,554)	(15,359)
Repayments (including interest applied to principal)	(20,420)	(76,248)	(130,613)	(133,776)
Transfers to OREO	(18,863)	(29,573)	(45,759)	(46,560)
Balance, end of period	$241,738	$408,266	$241,738	$408,266

In addition to loans disclosed above as past due or nonaccrual, management has also identified $52.0 million of loans to 33 borrowers as of October 29, 2010, where the ability to comply with the present loan payment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at September 30, 2010, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. At the end of July 2010, management had identified $44.2 million of loans to 29 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

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

Other Real Estate Owned

OREO was $168.9 million, $113.9 million and $44.0 million as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  The OREO balance at September 30, 2010 includes covered OREO of $110.4 million compared with $60.6 million at December 31, 2009. Covered OREO represents OREO covered by FDIC loss-sharing agreements in the acquisitions of ICB, FPB and SWB.

Excluding covered OREO, the increase in remaining OREO was a result of new foreclosures, offset by sales and valuation write-downs.  Excluding covered OREO, the Company recognized valuation write downs on OREO totaling $1.5 million and $19.9 million in the quarter and nine months ended September 30, 2010, respectively, compared with $1.1 million for the quarter and $1.7 million for the nine months in the prior year. The Company recognized $0.9 million and $1.9 million net gain on the sale of OREO, excluding covered OREO, in the quarter and nine months ended September 30, 2010, respectively.  The Company recognized net gains of $0.8 million in the quarter and nine months ended September 30, 2009.

For the three months ended September 30, 2010, the Company recognized additions of $26.4 million, sales of $7.4 million, and valuation write-downs of $7.4 million for covered OREO.  For the nine months ended September 30, 2010, there were additions of $84.4 million (including $15.2 million acquired from FPB and SWB at acquisition date), sales of $18.2 million, and valuation write-downs of $16.4 million for covered OREO. The Company recognized $0.8 million and $3.1 million of net gain on the sale of covered OREO in the quarter and nine months ended September 30, 2010, respectively.

Other Assets

The following table presents information on other assets:

Other Assets

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Accrued interest receivable	$65,466	$74,929	$63,102
Other accrued income	13,203	12,070	14,173
Deferred compensation fund assets	43,976	44,564	41,822
Stock in government agencies	124,402	123,217	54,163
Private equity and alternative investments	36,744	37,416	37,853
Mark-to-market on derivatives	66,191	52,309	64,414
Income tax receivable	90,061	61,322	43,327
Prepaid FDIC assessment	66,681	85,127	—
FDIC receivable	69,264	27,542	—
Other	92,369	94,286	71,983
Total other assets	$668,357	$612,782	$390,837

Deposits

Deposits totaled $18.41 billion, $17.38 billion and $15.11 billion at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The increase in period-end deposits from September 30, 2009 and December 31, 2009 was primarily attributable to the acquisitions of ICB in December 2009 and FPB and SWB in May 2010.  Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Core deposits totaled $17.34 billion, $15.73 billion and $13.93 billion at September 30, 2010, December 31, 2009 and September 30, 2009, respectively, and represented 94 percent, 91 percent and 92 percent of total deposits for the same periods.

Average deposits totaled $18.30 billion for the third quarter of 2010, an increase of 16 percent from $15.73 billion for the fourth quarter of 2009, and 24 percent from $14.78 billion the third quarter of 2009. Average non-interest bearing deposits for the third quarter of 2010 increased 5 percent from the fourth quarter of 2009 and 13 percent from the third quarter of 2009. Treasury Services deposit balances, which consists primarily of title, escrow, community association and property management deposits, averaged $1.52 billion in the third quarter of 2010, up 55 percent from the same period in 2009 and 43 percent from the fourth quarter of 2009 due to the addition of new clients and an increase in residential real estate refinance activity.

Borrowed Funds

Borrowed funds provide an additional source of funding for loan growth, although increased deposit growth in 2009 and 2010 reduced the Company’s short-term borrowings balance. Short-term borrowings include federal funds purchased, securities sold under repurchase agreements, treasury tax and loan notes and FHLB borrowings. The average balance of short-term borrowings decreased to $174.0 million for the third quarter of 2010, from $237.2 million for the fourth quarter of 2009 and $238.3 million for the third quarter of 2009.

During the third quarter of 2010, the Company extinguished $175.0 million of structured repurchase agreements prior to maturity.  As a result of the early retirement of debt, the Company recognized a $12.3 million termination cost which is recognized in other income on the consolidated statements of income.

Other borrowings include ten-year subordinated notes issued by the Bank and Corporation, senior notes issued by the Corporation and trust preferred securities. The average balance of other borrowings increased to $868.7 million for the third quarter of 2010, from $638.1 million for the fourth quarter of 2009 and $506.7 million for the third quarter of 2009.

On September 13, 2010, the Corporation issued $300 million of senior notes. The notes pay a fixed rate of 5.25 percent and mature on September 20, 2020.  The majority of the net proceeds from the senior notes was used to redeem $250 million of trust preferred securities issued in December 2009.

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

The Company had off-balance sheet credit commitments totaling $4.57 billion at September 30, 2010, compared with $4.68 billion and $4.98 billion at December 31, 2009 and September 30, 2009, respectively. Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised primarily of real estate and commercial loan commitments. In addition, the Company had $553.3 million outstanding in bankers’ acceptances and letters of credit of which $540.7 million relate to standby letters of credit at September 30, 2010.  At December 31, 2009, the Company had $578.1 million in outstanding bankers’ acceptances and letters of credit of which $567.3 million relate to standby letters of credit.  At September 30, 2009, the Company had $597.9 million in outstanding bankers’ acceptances and letters of credit of which $585.6 million relate to standby letters of credit.

As of September 30, 2010, the Company had private equity fund and alternative investment fund commitments of $65.9 million, of which $49.4 million was funded.  As of December 31, 2009 and September 30, 2009, the Company had private equity and alternative investment fund commitments of $68.4 million and $68.7 million, respectively, of which $51.3 million and $50.0 million was funded.

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23 million, but the Company does not expect to make any significant payments under the terms of this indemnity.

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

At September 30, 2010, $5.63 billion, or approximately 26 percent, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs.  Less than a quarter of one percent of total assets are measured using Level 3 inputs.  At September 30, 2010, $38.8 million of the Company’s total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.

At September 30, 2010, $259.7 million, or approximately 1 percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 and Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at September 30, 2010.

CAPITAL ADEQUACY REQUIREMENT

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at September 30, 2010, December 31, 2009 and September 30, 2009:

	Regulatory Well-Capitalized Standards		September 30, 2010	December 31, 2009	September 30, 2009
City National Corporation
Tier 1 leverage	N/A	%	7.82%	9.48%	9.66%
Tier 1 risk-based capital	6.00		11.97	12.20	12.31
Total risk-based capital	10.00		14.74	15.15	15.35
Tangible common shareholders equity to tangible assets (1)	N/A		6.71	6.15	7.10
Tier 1 common shareholders’ equity to risk-based assets (2)	N/A		9.96	8.91	9.22

City National Bank
Tier 1 leverage	5.00%		8.15%	8.72%	8.25%
Tier 1 risk-based capital	6.00		12.54	11.23	10.51
Total risk-based capital	10.00		15.13	13.96	13.32

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Common shareholders’ equity	$1,951,974	$1,790,275	$1,802,050
Less: Goodwill and other intangible assets	(522,592)	(525,583)	(533,367)
Tangible common shareholders’ equity (A)	$1,429,382	$1,264,692	$1,268,683

Total assets	$21,823,616	$21,078,757	$18,400,604
Less: Goodwill and other intangible assets	(522,592)	(525,583)	(533,367)
Tangible assets (B)	$21,301,024	$20,553,174	$17,867,237

Tangible common shareholders’ equity to tangible assets (A)/(B)	6.71%	6.15%	7.10%

Tier 1 capital	1,650,793	1,760,136	1,682,155
Less: Preferred stock	—	(196,048)	(391,593)
Less: Noncontrolling interest	(25,189)	(26,339)	(24,748)
Less: Trust preferred securities	(252,114)	(252,036)	(5,155)
Tier 1 common shareholders’ equity (C)	$1,373,490	$1,285,713	$1,260,659

Risk-weighted assets (D)	$13,788,060	$14,430,857	$13,669,051

Tier 1 common shareholders’ equity to risk-based assets (C)/(D)	9.96%	8.91%	9.22%

Tier 1 capital ratios at September 30, 2010, December 31, 2009 and September 30, 2009 include preferred stock issued by real estate investment trust subsidiaries of the Bank, which is included in Noncontrolling interest in the consolidated balance sheets, and trust preferred securities issued by unconsolidated capital trust subsidiaries of the holding company.  Tier 1 capital ratios for December 31, 2009 and September 30, 2009 also include preferred stock issued under the Treasury’s TARP Capital Purchase Program, which was repurchased in two separate transactions in December 2009 and March 2010.

On November 21, 2008, the Corporation received aggregate proceeds of $400 million from the Treasury under the TARP Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company’s common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the warrant was valued using an option valuation model. The allocated values of the preferred stock and warrant were approximately $389.9 million and $10.1 million, respectively. Cumulative dividends on the preferred stock were payable quarterly at the rate of 5 percent for the first five years and increasing to 9 percent thereafter. The warrant had a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock.

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

The ratio of period-end equity to period-end assets as of September 30, 2010 was 9.06 percent, compared with 9.55 percent at December 31, 2009 and 12.06 percent at September 30, 2009.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at September 30, 2010 as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loans and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans, increase 10 percent per year compared to the base case.  Similarly, deposits decline 5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of September 30, 2010, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields but are expected to lower interest expense somewhat thus improving net interest margin slightly. At September 30, 2010, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 4.1 percent in year one and a 15.8 percent increase in year two. This compares to an increase in projected net interest income of 5.0 percent in year one and a 20.4 percent increase in year two at September 30, 2009.  Interest rate sensitivity has decreased due to changes in the mix of the balance sheet, primarily significant growth in non-rate sensitive deposits, TARP repayment and other balance sheet changes related to the recent acquisitions. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates.  In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 5.4 percent in year one and 20.3 percent increase in year two.  The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

The company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction.  The following table shows the composition of the Company’s loan portfolio by major loan category as of September 30, 2010.  Each loan category is further divided into Floating, Adjustable and Fixed rate components.  Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial	$1,900	$1,404	$3,304	$38	$1,022	$4,364
Commercial real estate mortgages	209	425	634	86	1,248	1,968
Residential mortgages	41	25	66	1,869	1,652	3,587
Real estate construction	358	184	542	1	32	575
Equity lines of credit	757	—	757	—	—	757
Installment	88	—	88	—	80	168
Covered loans	156	59	215	1,458	287	1,960
Total loans and leases	$3,509	$2,097	$5,606	$3,452	$4,321	$13,379

Percentage of portfolio	26%	16%	42%	26%	32%	100%

It is common for floating rate loans to have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low.  At September 30, 2010, $5.61 billion (41 percent) of the Company’s loan portfolio was floating rate, of which $3.07 billion (55 percent) was not impacted by rate floors.  This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract.  Of the loans which were at their contractual minimum rate, $1.37 billion (24 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor.  Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent.  Only $218 million of floating rate loans have floors that are more than 2.00 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates.  The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of September 30, 2010:

	Loans with No
	Floor and Current	Interest Rate Increase Needed for Loans Currently
	Rate Greater than Floor	at Floor Rate to Become Floating
(in millions)		< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$1,501	$1,118	$769	$121	$3,509
LIBOR	1,568	252	180	97	2,097
Total floating rate loans	$3,069	$1,370	$949	$218	$5,606

% of total floating rate loans	55%	24%	17%	4%	100%

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

The model indicates that the EVE is somewhat vulnerable to a sudden and substantial increase in interest rates.  As of September 30, 2010, an instantaneous 200 basis point increase in interest rates results in a 1.4 percent decline in EVE comparable to a 3.6 percent decline a year-earlier. Measurement of a 200 basis point decrease in rates as of September 30, 2010 and September 30, 2009 is not meaningful due to the current low rate environment.

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	September 30, 2010				September 30, 2009
(in millions)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)
Fair Value
Interest Rate Swaps
Certificates of deposit	$10.0	$0.5		0.7	$20.0	$1.4		1.1
Long-term and subordinated debt	356.8	27.4		1.6	362.4	30.9		2.5
Total fair value hedge swaps	366.8	27.9		1.6	382.4	32.3		2.4
Cash Flow Hedge
Interest Rate Swaps
US Dollar LIBOR based loans	—	—		—	200.0	8.6		1.1
Prime based loans	50.0	0.3		—	125.0	2.8		0.6
Total cash flow hedge swaps	50.0	0.3		—	325.0	11.4		0.9
Fair Value and Cash Flow Hedge Interest Rate Swaps	$416.8	$28.2	(1)	1.4	$707.4	$43.7	(1)	1.7

(1)  Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset, mark-to-market liability (if applicable) and net interest receivable or payable.

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap agreements contain credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required varies by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit rating on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2010 was $16.7 million. The Company delivered collateral valued at $4.2 million to a counterparty on swap agreements that had credit-risk contingent features and were in a net liability position at September 30, 2010.

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $5.5 million and $9.1 million of credit risk exposure at September 30, 2010 and 2009, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received.  The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. Collateral valued at $14.5 million and $16.6 million had been received from swap counterparties at September 30, 2010 and 2009, respectively.  Additionally, the Company delivered collateral valued at $11.8 million to a counterparty on swap agreements that did not have credit-risk contingent features at September 30, 2010.

The Company also offers various derivative products to clients and enters into derivative transactions in due course.  These derivative contracts are offset by paired trades with unrelated third parties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At September 30, 2010 and 2009, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $1.06 billion and $1.11 billion, respectively.

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

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the Company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward looking statements are subject to risks and uncertainties. A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements.  These factors include (1) local, regional and international business, economic and political conditions, (2) volatility in financial markets, including capital and credit markets, (3) significant changes in banking laws or regulations, including without limitation, the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the new rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, (4) increases and required prepayments in Federal Deposit Insurance Corporation (“FDIC”) premiums and special federal assessments on financial institutions due to market developments and regulatory changes, (5) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (6) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC, (7) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources, (8) adequacy of the Company’s enterprise risk management framework, (9) the Company’s ability to increase market share and control expenses, (10) the Company’s ability to attract new employees and retain and motivate existing employees, (11) increased competition in the Company’s markets, (12) changes in the financial performance and/or condition of the Company’s borrowers, including changes in levels of unemployment, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness, (13) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division, (14) changes in consumer spending, borrowing and savings habits, (15) soundness of other financial institutions which could adversely affect the Company, (16) protracted labor disputes in the Company’s markets, (17) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (18) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (19) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (21) the success of the Company at managing the risks involved in the foregoing.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the Company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward looking statements are subject to risks and uncertainties. A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements.  These factors include (1) local, regional and international business, economic and political conditions, (2) volatility in financial markets, including capital and credit markets, (3) significant changes in banking laws or regulations, including without limitation, the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the new rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, (4) increases and required prepayments in Federal Deposit Insurance Corporation (“FDIC”) premiums and special federal assessments on financial institutions due to market developments and regulatory changes, (5) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (6) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC, (7) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources, (8) adequacy of the Company’s enterprise risk management framework, (9) the Company’s ability to increase market share and control expenses, (10) the Company’s ability to attract new employees and retain and motivate existing employees, (11) increased competition in the Company’s markets, (12) changes in the financial performance and/or condition of the Company’s borrowers, including changes in levels of unemployment, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness, (13) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division, (14) changes in consumer spending, borrowing and savings habits, (15) soundness of other financial institutions which could adversely affect the Company, (16) protracted labor disputes in the Company’s markets, (17) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (18) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (19) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (21) the success of the Company at managing the risks involved in the foregoing.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended September 30, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 8.

ITEM 4.      RESERVED

ITEM 6.      EXHIBITS

No.

4.1

Indenture, dated as of September 13, 2010 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated from the Registrant’s Current Report on Form 8-K filed on September 14, 2010).

4.2	Form of 5.250% Senior Note due 2020 (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 14, 2010.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

CITY NATIONAL CORPORATION
(Registrant)

DATE: November 8, 2010	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)