Form 10-K
period 2010-12-31
CITY NATIONAL CORP
filed 2011-03-01
CIK 201461

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2010, the aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates of the registrant was approximately $2,340,261,042 based on the June 30, 2010 closing sale price of Common Stock of $51.23 per share as reported on the New York Stock Exchange.

         As of January 31, 2011, there were 52,874,073 shares of Common Stock outstanding (including unvested restricted shares).

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

PART I

Item 1.    Business

General

        City National Corporation (the "Corporation"), a Delaware corporation organized in 1968, is a bank holding company and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act"). The Corporation provides a wide range of banking, investing and trust services to its clients through its wholly-owned banking subsidiary, City National Bank (the "Bank" and together with the Corporation, its subsidiaries and its asset management affiliates the "Company"). The Bank, which has conducted business since 1954, is a national banking association headquartered in Los Angeles, California and operating through 76 offices, including 17 full-service regional centers, in Southern California, the San Francisco Bay area, Nevada and New York City. As of December 31, 2010, the Corporation had seven consolidated asset management affiliates in which it held a majority ownership interest and a noncontrolling interest in two other firms. The Corporation also had two unconsolidated subsidiaries, Business Bancorp Capital Trust I and City National Capital Trust I, as of December 31, 2010. At year-end 2010, the Company had consolidated total assets of $21.35 billion, total loan balances of $13.18 billion, and assets under management or administration (excluding the two unconsolidated asset managers) of $58.47 billion. The Company focuses on providing affluent individuals and entrepreneurs, their businesses and their families with complete financial solutions. The organization's mission is to provide this banking and financial experience through an uncommon dedication to extraordinary service, proactive advice and total financial solutions.

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

        On May 1, 2007, the Corporation completed the acquisition of Lydian Wealth Management in an all-cash transaction. The wealth and investment advisory firm is headquartered in Rockville, Maryland and manages or advises on client assets totaling $14.58 billion as of December 31, 2010. Lydian Wealth Management changed its name to Convergent Wealth Advisors and became a subsidiary of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.

        On July 21, 2009, the Company acquired an approximate 57 percent majority interest in Lee Munder Capital Group, LLC ("LMCG"), a Boston-based investment firm that manages assets for corporations, pensions, endowments and affluent households. LMCG had approximately $3.36 billion of assets under management at the date of acquisition and manages or advises on client assets totaling $4.93 billion as of December 31, 2010. LMCG was merged with Independence Investments, a Boston-based institutional asset management firm in which the Company held a majority interest. The combined entity is the Company's primary institutional asset management affiliate, with more than $4 billion of assets under management at acquisition date. It is operated under the Lee Munder Capital Group name and as an affiliate of Convergent Capital Management LLC.

        On December 18, 2009, the Company acquired the banking operations of Imperial Capital Bank ("ICB") in a purchase and assumption agreement with the Federal Deposit Insurance Corporation ("FDIC"). Excluding the effects of acquisition accounting adjustments, the Company acquired approximately $3.26 billion in assets, $2.38 billion in loans and $2.08 billion in deposits. On May 7, 2010, the Bank acquired the banking operations of 1st Pacific Bank of California ("FPB") in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $318.6 million in assets and assumed $264.2 million in liabilities. On May 28, 2010, the Bank acquired the banking operations of Sun West Bank ("SWB") in Las Vegas, Nevada in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $340.0 million in assets and assumed $310.1 million in liabilities. In connection with each of the ICB, FPB and SWB acquisitions, the Company entered into a loss sharing agreements with the FDIC with respect to acquired loans ("covered loans") and other real estate owned ("covered other real estate owned" or "covered OREO") (collectively, "covered assets").

        Refer to Note 3, Business Combinations, of the Notes to Consolidated Financial Statements for further details regarding these acquisitions.

        On November 21, 2008, the Corporation entered into a letter agreement with the United States Department of the Treasury ("Treasury") pursuant to which the Corporation agreed to issue and sell 400,000 shares of the Corporation's Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share ("Series B Preferred Stock") and a warrant to purchase 1,128,668 shares of the Corporation's common stock, par value $1.00 per share, at an exercise price of $53.16 per share, for an aggregate purchase price of $400 million in cash. On December 30, 2009, the Corporation repurchased $200 million or 200,000 shares of the Series B Preferred Stock that it had originally sold to Treasury, and on March 3, 2010, the Corporation repurchased the remaining $200 million or 200,000 shares of Series B Preferred stock from Treasury. In April 2010, the Corporation repurchased the warrant in full for $18.5 million. See below under "Supervision and Regulation" and "Management's Discussion and Analysis" for further details regarding this investment.

        The Company has three reportable segments, Commercial and Private Banking, Wealth Management, and Other. All investment advisory affiliates and the Bank's Wealth Management Services are included in the Wealth Management segment. All other subsidiaries, the unallocated portion of corporate departments and inter-segment eliminations are included in the Other segment. Information about the Company's segments is provided in Note 22 of the Notes to Consolidated Financial Statements as well as in the "Management's Discussion and Analysis" beginning on page 40 of this report. In addition, the following information is provided to assist the reader in understanding the Company's business segments:

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

        At December 31, 2010, the Company had 3,178 full-time equivalent employees.

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

Economic Conditions, Government Policies, Legislation, and Regulation

        The Company's earnings and profitability, like most financial institutions, are highly sensitive to general business and economic conditions. These conditions include the yield curve, inflation, available money supply, the value of the U.S. dollar as compared to foreign currencies, fluctuations in both debt and equity markets, and the strength of the U.S. economy and the local economies in which we conduct business. The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the States of California, Nevada, and New York and in the United States as a whole. The Company is subject to the effects of the economic downturn which has affected our market in the last year. A continued decline in commercial real estate and home values in the Company's markets could have a further negative effect on the results of operations.

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

        The Bank, as a national banking association, is subject to broad federal regulation and oversight extending to all its operations by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and also by the Federal Reserve and the FDIC.

        The Corporation's non-bank subsidiaries are also subject to regulation by the Federal Reserve and other federal and state agencies, including for those non-bank subsidiaries that are investment advisors, the SEC under the Investment Advisors Act of 1940. City National Securities, Inc. is regulated by the SEC, the Financial Industry Regulatory Authority and state securities regulators.

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

        Currently, if a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be "well capitalized" and "well managed" and (ii) it must file a declaration with the Federal Reserve that it elects to be a financial holding company. A depository institution subsidiary is considered to be "well capitalized" if it satisfies the requirements for this status discussed in the section captioned "Capital Adequacy and Prompt Corrective Action," included elsewhere in this item. A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination. In addition, the subsidiary depository institution must have received a rating of at least "satisfactory" in its most recent examination under the Community Reinvestment Act. (See the section captioned "Community Reinvestment Act" included elsewhere in this item.) Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), effective July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, will also be required to be "well capitalized" and "well managed" in order to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies.

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

        The BHC Act, the Federal Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition of control of a commercial bank or its parent holding company, whether by (i) the acquisition of 25 percent or more of any class of voting securities; (ii) controlling the election of a majority of the directors; or (iii) the exercise of a controlling influence over the management or policies of the banking organization, which can include the acquisition of as little as 5 percent of any class of voting securities together with other factors. Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the Community Reinvestment Act (see the section captioned "Community Reinvestment Act" included elsewhere in this item), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities. Under the Dodd-Frank Act, bank regulatory authorities will also review the potential risks of the transaction to the stability of the U.S. banking system or financial system.

Source of Strength Doctrine

        Federal Reserve policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and does not permit a bank holding company to conduct its operations in an unsafe or unsound manner. Under this "source of strength doctrine," a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment of deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. In addition, under the National Bank Act, if the capital stock of the Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Corporation. If the assessment is not paid within three months, the OCC could order a sale of the Bank stock held by the Corporation to make good the deficiency. Furthermore, the Federal Reserve has the right to order a bank holding company to terminate any activity that the Federal Reserve believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank. The Dodd-Frank Act codifies the "source of strength doctrine".

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

Recent Legislative Developments

        On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and will result in fundamental changes to the system of supervision and regulation described herein. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and, as a result, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

        The Dodd-Frank Act expands the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

        The Dodd-Frank Act establishes a new Bureau of Consumer Financial Protection ("CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws.

        In addition, the Dodd-Frank Act, among other things:

  •
  Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

  •
  Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies which, among other things, will, after a three-year phase-in period which begins January 1, 2013, remove trust preferred securities as a permitted component of a holding company's Tier 1 capital;

  •
  Requires the OCC to seek to make countercyclical its capital requirements for national banks, such as the Bank, so that the amount of capital required increases in times of economic expansion and decreases in times of economic contraction consistent with the safety and soundness of such institution;

  •
  Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more and increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%;

  •
  Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

  •
  Imposes comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;

  •
  Authorizes the SEC to establish a fiduciary duty for broker-dealers when providing investment advice to retail customers, which standard would be no less stringent than the standard currently applied to investment advisors;

  •
  Prohibits banking entities from engaging in most proprietary trading or from acquiring or retaining any equity, partnership or other ownership interest in, or sponsorship of, a private equity or hedge fund, subject to certain limited exceptions;

  •
  Amends the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to issue rules which are expected to limit debit-card interchange fees;

  •
  Provides mortgage reform provisions regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

  •
  Implements corporate governance revisions, including with regard to executive compensation and proxy access by stockholders, that apply to all public companies, not just financial institutions.

        The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Corporation and the Bank could require the Corporation and the Bank to seek other sources of capital in the future.

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

Dividends and Other Transfers of Funds

        The Corporation is a legal entity separate and distinct from the Bank. Dividends from the Bank constitute the principal source of cash revenues to the Corporation. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Corporation. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan and lease losses. In addition, federal bank regulatory authorities can prohibit the Bank from paying dividends, depending upon the Bank's financial condition and compliance with capital and non-capital safety and soundness standards established under the Federal Deposit Insurance Act, as described below. Federal regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. See Note 13 of Notes to Consolidated Financial Statements for additional information.

        Federal law limits the ability of the Bank to extend credit to the Corporation or its other affiliates, to invest in stock or other securities thereof, to take such securities as collateral for loans, and to purchase assets from the Corporation or other affiliates. These restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Corporation or to or in any other affiliate are limited individually to 10 percent of the Bank's capital stock and surplus and in the aggregate to 20 percent of the Bank's capital stock and surplus. See Note 13 of Notes to Consolidated Financial Statements for additional information.

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

Capital Adequacy and Prompt Corrective Action

        Each federal banking regulatory agency has adopted risk-based capital regulations under which a banking organization's capital is compared to the risk associated with its operations for both transactions reported on the balance sheet as assets as well as transactions that are off-balance sheet items, such as letters of credit and recourse arrangements. Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0 percent for asset categories with low credit risk, such as certain Treasury securities, to 100 percent for asset categories with relatively high credit risk, such as commercial loans.

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

        At December 31, 2010, the Corporation and the Bank each exceeded the required risk-based capital ratios for classification as "well capitalized" as well as the required minimum leverage ratios. See "Management's Discussion and Analysis—Balance Sheet Analysis—Capital" of this report.

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

        For several years, the U.S. bank regulators have been preparing to implement a new framework for risk-based capital adequacy developed by the Basel Committee on Banking Supervision, sometimes referred to as "Basel II." In July 2007, the U.S. bank regulators announced an agreement reflecting their then-current plan for implementing the most advanced approach under Basel II for the largest, most internationally active financial institutions. The agreement also provides that the regulators will propose rules permitting other financial institutions, such as the Corporation, to choose between the current method of calculating risked-based capital ("Basel I") and the "standardized" approach under Basel II. The standardized approach under Basel II would lower risk weightings for certain categories of assets (including mortgages) from the weightings reflected in Basel I, but would also require an explicit capital charge for operational risk, which is not required by Basel I. In connection with comments received on the prior proposal, in July 2008, the U.S. bank regulators proposed a new rule, which includes the previously mentioned methods to calculate risked-based capital, but for institutions using the "standardized" framework, modifies the method for determining the leverage ratio requirement.

        On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the BIS, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. When fully phased in, Basel III will increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and establish a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. This capital conservation buffer also will effectively increase the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a period of several years. The final package of Basel III reforms was endorsed by G20 leaders on November 12, 2010, and then will be subject to individual adoption by member nations, including the United States. Banking regulators will likely implement changes to the capital adequacy standards applicable to the Corporation and the Bank in light of Basel III.

        At this time, the Corporation cannot predict the final form the Basel II standardized framework will take, when it will be fully implemented, the effect that it might have on the Bank's financial condition or results of its operations, or how these effects might impact the Corporation. Basel III represents both an addition to, and a revision of, the approach of Basel II. As Basel III has not yet been finalized and implemented by the federal banking agencies, the Corporation cannot be certain as to how Basel III will impact the Corporation or the Bank. The Corporation cannot be certain how the regulators will implement requirements of the Dodd-Frank Act that are similar to Basel III.

Premiums for Deposit Insurance

        The Bank's deposits are insured to applicable limits by the FDIC. The Dodd-Frank Act permanently increased the maximum deposit insurance amount from $100,000 to $250,000 retroactive to January 1, 2009. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guaranteed all non-interest-bearing transaction accounts until December 31, 2010 (the "Transaction Account Guarantee Program") and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009 that matures prior to December 31, 2012 (the "Debt Guarantee Program"). The Bank participated in the Transaction Account Guarantee Program and did not participate in the Debt Guarantee Program. Under the Transaction Account Guarantee Program, the Bank paid a 10 basis point fee (annualized) on the balance of each covered account in excess of $250,000 through December 31, 2009, and for 2010 paid an increased fee of 15 basis points. The Dodd-Frank Act extended the unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.

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

        Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), as amended by the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.35% and 1.5% of estimated insured deposits.

        Effective April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32, and 45 basis points, respectively. An institution's assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III, and IV whose ratio of brokered deposits to deposits exceeds 10% of assets. Reciprocal deposit arrangements like Certificate of Deposit Account Registry Service (CDARS) were treated as brokered deposits for Risk Category II, III, and IV institutions but not for institutions in Risk Category I. An institution's base assessment rate would also be increased if an institution's ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16, and 22.5 basis points, respectively, provided that the adjustment may not increase an institution's base assessment rate by more than 50%.

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

        The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets, such as the Bank. Among other things, the final rule eliminates risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revises the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points.

        In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0105% of insured deposits on an annualized basis for fiscal year 2010. These assessments will continue until the FICO bonds mature in 2017.

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

Interstate Banking and Branching

        The Riegle-Neal Interstate Banking and Branching Act permits banks and bank holding companies from any state to acquire banks located in any other state, subject to certain conditions, including certain nationwide and state-imposed concentration limits. The Company also has the ability, subject to certain restrictions, to acquire branches outside its home state by acquisition or merger. Under the Dodd-Frank Act, the establishment of new interstate branches is currently permitted. The Corporation has established or acquired banking operations outside its home state of California in the states of New York and Nevada.

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

Consumer Protection Laws

        The Company is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which constitutes part of the Dodd-Frank Act and establishes the CFPB, as described above.

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

U.S. Treasury's TARP Capital Purchase Program

        On November 21, 2008, the Corporation issued 400,000 shares of preferred stock and a warrant to purchase its common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. In December 2009, the Corporation repurchased 200,000 shares of the TARP preferred stock that it had issued to the U.S. Treasury and on March 3, 2010, the Corporation repurchased the remaining 200,000 shares of TARP preferred stock. In April 2010, the Corporation repurchased the warrant in full for $18.5 million. During the period that the U.S. Treasury owned the preferred stock, the Corporation was subject to additional regulations including compensation restrictions and additional corporate governance standards. Following the repurchase of the preferred stock, the Corporation is no longer subject to these regulations other than certain reporting and certification obligations related to activities during 2010.

Securities and Exchange Commission

        Pursuant to the Sarbanes-Oxley Act of 2002 ("SOX"), publicly-held companies such as the Corporation have significant requirements, particularly in the area of external audits, financial reporting and disclosure, conflicts of interest, and corporate governance at public companies. The Dodd-Frank Act has added new corporate governance and executive compensation requirements, including mandated resolutions for public company proxy statements such as an advisory vote on executive compensation, expanding disclosures for all public companies soliciting proxies and new stock exchange listing standards. The Company, like other public companies, has reviewed and reinforced its internal controls and financial reporting procedures in response to the various requirements of SOX and implementing regulations issued by the SEC and the New York Stock Exchange and will continue to do so with regard to the Dodd-Frank Act. The Company has emphasized best practices in corporate governance in compliance with SOX and will continue to do so in compliance with the Dodd-Frank Act.

        The SEC regulations applicable to the Company's investment advisers cover all aspects of the investment advisory business, including compliance requirements, limitations on fees, record-keeping, reporting and disclosure requirements and general anti-fraud prohibitions.

Executive Officers of the Registrant

        Shown below are the names and ages of all executive officers of the Corporation and officers of the Bank who are deemed to be executive officers of the Corporation as of February 1, 2011, with indication of all positions and offices with the Corporation and the Bank.

Name	Age	Present principal occupation and principal occupation during the past five years
Russell Goldsmith (1)	60	President, City National Corporation since May 2005; Chief Executive Officer, City National Corporation and Chairman of the Board and Chief Executive Officer, City National Bank since October 1995; Vice Chairman of City National Corporation October 1995 to May 2005.
Bram Goldsmith	87	Chairman of the Board, City National Corporation
Christopher J. Carey	56	Executive Vice President and Chief Financial Officer, City National Corporation and City National Bank since July 2004.
Christopher J. Warmuth	56	Executive Vice President, City National Corporation and President, City National Bank since May 2005; Executive Vice President and Chief Credit Officer, City National Bank June 2002 to May 2005.
Michael B. Cahill	57	Executive Vice President, Corporate Secretary and General Counsel, City National Bank and City National Corporation since June 2001; Manager, Legal and Compliance Division since 2005.
Brian Fitzmaurice	50

Executive Vice President and Chief Credit Officer, City National Bank since February 2006; Senior Risk Manager, Citibank West, FSB successor to California Federal Bank, FSB, November 2002 to February 2006.

Richard Gershen	56

Executive Vice President, Wealth Management Services, City National Corporation and City National Bank since February 2009; Executive Managing Director, Business Management and Strategy, Evergreen Investments, a division of Wachovia, April 2000 to February 2009.

Olga Tsokova	37

Senior Vice President and Chief Accounting Officer, City National Corporation and City National Bank since July 2008 and SOX 404 Manager since March 2005; Controller, City National Bank, July 2008 to September 2008.

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

Factors That May Affect Future Results

        General business and economic conditions may significantly affect our earnings.    Our business and earnings are sensitive to general business and economic conditions. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in volatility, inflation or interest rates; political unrest, acts of war, terrorism, natural disasters; or a combination of these or other factors. A political, economic or financial disruption in a country or region could adversely impact our business by increasing volatility in financial markets generally.

        The United States recently faced a severe economic crisis including a major recession from which it is slowly recovering. Business activity across a wide range of industries and regions remains reduced and local governments and many businesses have experienced financial difficulty. Unemployment levels remain elevated. There can be no assurance when these conditions will improve. The resulting economic pressure on consumers and lack of confidence in the financial market could adversely affect our business, financial condition and results of operations.

        The Corporation's financial performance generally, and the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Corporation operates and in the United States as a whole. Declines in home values in the Company's markets in California, Nevada and

New York, have adversely impacted results of operations. Further decline in home values in the Company's markets could have a further negative effect on results of operations, and a significant decline in home values would likely lead to increased delinquencies and credit quality issues in the Company's residential mortgage loan portfolio and home-equity loan portfolio. In addition, economic conditions coupled with elevated unemployment and reduced consumer spending could have a further negative effect on results of the Company's operations through higher credit losses in the commercial loan, commercial real estate loan and commercial real estate construction loan portfolios.

        Recent legislation regarding the financial services industry may have a significant adverse effect on our operations.    On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we refer to as the Dodd-Frank Act, was signed into law. The Dodd-Frank Act implements a variety of far-reaching changes and has been called the most sweeping reform of the financial services industry since the 1930s. Many of the provisions of the Dodd-Frank Act will directly affect our ability to conduct our business, including, among other things:

  •
  Creation of a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

  •
  Application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, such as the Corporation, which, among other things, will, after a three-year phase-in period which begins January 1, 2013, remove trust preferred securities as a permitted component of a holding company's Tier 1 capital;

  •
  Requirement that the OCC seek to make countercyclical its capital requirements for national banks, such as the Bank;

  •
  Increase in the FDIC assessment for depository institutions with assets of $10 billion or more, such as the Bank, and increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%;

  •
  Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

  •
  Establishment of a consumer financial protection bureau with broad authority to implement new consumer protection regulations and, for bank holding companies with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws;

  •
  Amendment of the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to issue rules which are expected to limit debit-card interchange fees; and

  •
  Establishment of mortgage reform provisions regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

        Many provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known, including mandates requiring the Federal Reserve to establish compensation guidelines covering regulated financial institutions. The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions as well as any additional legislative or regulatory changes may impact the profitability of our business activities, may require that we change certain of our business practices, may materially affect our business model or affect retention of key personnel, may require us to raise additional regulatory capital and could expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

        Further significant changes in banking laws or regulations and federal monetary policy could materially affect our business.    The banking industry is subject to extensive federal and state regulation, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. Parts of our business are also subject to federal and state securities laws and regulations. Significant changes in these laws and regulations would also affect our business. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. For further discussion of the regulation of financial services, see "Supervision and Regulation" and the discussion under Item 1, Business, "Economic Conditions, Government Policies, Legislation and Regulation."

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

        We may be subject to more stringent capital requirements.    As discussed above, the Dodd-Frank Act creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital requirements as companies grow in size and complexity, requires that the OCC seek to make countercyclical its capital requirements for national banks and applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will, after a three-year phase-in period which begins January 1, 2013, remove trust preferred securities as a permitted component of a holding company's Tier 1 capital. These requirements, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our results of operations or financial condition.

        In addition, on September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. When fully phased in, Basel III will increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and establish a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. This capital conservation buffer also will effectively increase the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a period of several years. The final package of Basel III reforms was endorsed by G20 leaders on November 12, 2010, and then will be subject to individual adoption by member nations, including the United States.

        Banking regulators will likely implement changes to the capital adequacy standards applicable to the Corporation and the Bank in light of Basel III. The ultimate impact of the new capital and liquidity standards cannot be determined at this time and will depend on a number of factors, including treatment and implementation by the U.S. banking regulators.

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

        Our results may be adversely affected if we continue to suffer higher than expected losses on our loans due to a slow economy, real estate cycles or other economic events which could require us to increase our allowance for loan and lease losses.    We assume credit risk from the possibility that we will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. We try to minimize and monitor this risk by adopting and implementing what we believe are effective underwriting and credit policies and procedures, including how we establish and review the allowance for loan and lease losses. We assess the likelihood of nonperformance, track loan performance, and diversify our credit portfolio. Those policies and procedures may still not prevent unexpected losses that could adversely affect our results. The Company continually monitors changes in the economy, particularly housing prices and unemployment rates. There are inherent risks in our lending activities, including flat or volatile interest rates and changes in the economic conditions in the markets in which we operate. Continuing weak economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing those loans. If the value of real estate in the Company's market declines materially, a significant portion of the loan portfolio could become under-collateralized which could have a further negative effect on results of operations. We monitor the value of collateral, such as real estate, for loans made by us. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company's control, may require an increase in the allowance for loan and lease losses. See the section captioned "Loan and Lease Portfolio" and "Asset Quality" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our loan portfolio and our process for determining the appropriate level of the allowance for possible loan losses.

        We may experience further impairments of loans covered under loss-sharing agreements with FDIC ("covered loans") that could negatively impact our earnings.    The Company updates its cash flow projections for covered loans on a quarterly basis. If the expected cash flows decrease due to an anticipated deterioration of performance of covered loans and/or the timing of cash flows and credit losses, a provision expense and an allowance for loan losses could be recognized.

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

        We also face intense competition for talent. Our success depends, in large part, on our ability to hire and retain key people. Competition for the best people in most businesses in which we engage can be intense. If we are unable to attract and retain talented people, our business could suffer. The Dodd-Frank Act includes mandates requiring the Federal Reserve to establish compensation guidelines covering regulated financial institutions. Restrictions on executive compensation could have an adverse effect on our ability to hire or retain our talent.

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

Item 1B—Unresolved Staff Comments

        The Company has no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2010 fiscal year and that remain unresolved.

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

        As of December 31, 2010, the Bank owned five banking office properties in Beverly Hills, Riverside and Sun Valley, California and in North Las Vegas and Minden, Nevada. In addition to the properties owned, the Company maintained operations in 70 banking offices for a total of 75 banking offices and 9 other operations and general office properties as of December 31, 2010.

        The non-owned banking offices and other properties are leased by the Bank. Total annual net rental payments (exclusive of operating charges and real property taxes) are approximately $30 million, with lease expiration dates for office facilities ranging from 2011 to 2022, exclusive of renewal options.

        The wealth management affiliates lease a total of 18 offices (excluding offices that are being subleased). Total annual net rental payments (exclusive of operating charges and real property taxes) for all affiliates are approximately $5.1 million.

Item 3.    Legal Proceedings

        The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, does not believe that the outcome of such lawsuits will have a material adverse effect upon the Company.

        The Corporation is not aware of any material proceedings to which any director, officer, or affiliate of the Corporation, any owner of record or beneficially of more than 5 percent of the voting securities of the Corporation as of December 31, 2010, or any associate of any such director, officer, affiliate of the Corporation, or security holder is a party adverse to the Corporation or any of its subsidiaries or has a material interest adverse to the Corporation or any of its subsidiaries.

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

Quarter Ended	High	Low	Dividends Declared
2010
March 31	$54.86	$45.81	$0.10
June 30	64.13	51.23	0.10
September 30	58.00	47.91	0.10
December 31	62.91	51.57	0.10
2009
March 31	$47.76	$22.83	$0.25
June 30	44.14	31.87	0.10
September 30	43.80	33.13	0.10
December 31	47.32	36.59	0.10

        The Company's common stock is traded on the New York Stock Exchange (ticker symbol CYN). As of January 31, 2011, the closing price of the Corporation's stock was $57.79 per share. As of that date, there were approximately 1,824 holders of record of the Corporation's common stock. On January 20, 2011, the Board of Directors authorized a regular quarterly cash dividend on its common stock at a rate of $0.20 per share payable on February 16, 2011 to all shareholders of record on February 2, 2011.

        For a discussion of dividend restrictions on the Corporation's common stock, see the Dividends and Other Transfers of Funds section of Part I and Note 13 of the Notes to Consolidated Financial Statements.

        On January 24, 2008, the Company's Board of Directors authorized the Corporation to repurchase 1 million additional shares of the Corporation's stock following the completion of its previously approved initiative. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Corporation has repurchased all shares authorized for repurchase thereunder. There were no issuer repurchases of the Corporation's common stock as part of its repurchase plan in the fourth quarter of the year ended December 31, 2010. As of December 31, 2010, there were 1,140,400 shares remaining to be purchased. The Corporation received no shares in payment for the exercise price of stock options.

Item 6.    Selected Financial Data

        The information required by this item appears on page 39 under the caption "Selected Financial Information," and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item appears on pages 40 through 107, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information required by this item appears on pages 67 through 73, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item appears on page 107 under the captions "2010 Quarterly Operating Results" and "2009 Quarterly Operating Results," and on page A-4 through A-82 and is incorporated herein by reference.

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

        The additional information required by this item will appear in the Corporation's definitive proxy statement for the 2011 Annual Meeting of Stockholders (the "2011 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2011 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 11.    Executive Compensation

        The information required by this item will appear in the 2011 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2011 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table summarizes information, as of December 31, 2010, relating to equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	4,939,349	(1)(2)	$51.75	(2)	1,543,926	(3)
Equity compensation plans not approved by security holders	427,857		$47.71		—

Total	5,367,206	(2)	$51.38	(2)	1,543,926	(3)

(1)
Includes 382 shares assumed in the acquisition of Business Bank Corporation ("BBC") with a weighted-average exercise price of $38.72. BBC shareholders had approved these stock option plans.

(2)
Includes 717,342 shares of outstanding restricted stock and restricted stock units. The weighted-average exercise price does not take into account awards that have no exercise price such as restricted stock and restricted stock units.

(3)
The 2008 Omnibus Plan provides for the reduction in the maximum number of shares available for awards of 2 shares (3.3 shares for awards made prior to April 21, 2010) for every share of restricted stock or restricted stock unit issued.

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

        Other information required by this item will appear in the 2011 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2011 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item will appear in the 2011 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2011 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period. Also see Note 7 to Notes to Consolidated Financial Statements.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will appear in the 2011 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2011 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

1.	Financial Statements:
	Management's Report on Internal Control Over Financial Reporting	A-1
	Report of Independent Registered Public Accounting Firm	A-2
	Report of Independent Registered Public Accounting Firm	A-3
	Consolidated Balance Sheets at December 31, 2010 and 2009	A-4
	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2010	A-5
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010	A-6
	Consolidated Statements of Changes in Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2010	A-7
	Notes to Consolidated Financial Statements	A-8
2.	All other schedules and separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted because they are not applicable.
3.	Exhibits

Exhibit No.	Description	Location
2.1	Purchase and Assumption Agreement—Whole Bank—All Deposits, among the Federal Deposit Insurance Corporation, Receiver of Imperial Capital Bank, La Jolla, California, the Federal Deposit Insurance Corporation and City National Bank, dated as of December 18, 2009.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 22, 2009.
3.1	Restated Certificate of Incorporation.	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed March 1, 2010.
3.2	Form of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock.	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed March 1, 2010.
3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 24, 2008.
3.4	Bylaws, as amended to date.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 22, 2009.
4.1	Specimen Common Stock Certificate for Registrant.	Filed herewith.

4.2	6.75 percent Subordinated Notes Due 2011 in the principal amount of $150.0 million.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
4.3
	Indenture dated as of February 13, 2003 between Registrant and U.S. Bank National Association, as Trustee pursuant to which Registrant issued its 5.125 percent Senior Notes due 2013 in the principal amount of $225.0 million and form of 5.125 percent Senior Note due 2013.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
4.4
Indenture, dated as of September 13, 2010 between the Registrant and The Bank of New York Mellon Trust
	Company, N.A., as Trustee pursuant to which Registrant issued its 5.250 percent Senior Notes due 2020 in the principal amount of $300.0 million and form of 5.250 percent Senior Note due 2020.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 14, 2010.
4.5	Certificate of Amendment of Articles of Incorporation of CN Real Estate Investment Corporation Articles of Incorporation.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
4.6	CN Real Estate Investment Corporation Bylaws.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
4.7	CN Real Estate Investment Corporation Servicing Agreement.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
4.8	CN Real Estate Investment Corporation II Articles of Amendment and Restatement.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
4.9	CN Real Estate Investment Corporation II Amended and Restated Bylaws.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
10.1*	Employment Agreement made as of May 15, 2003, by and between Bram Goldsmith, and the Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.2*	Amendment to Employment Agreement dated as of May 15, 2005 by and between Bram Goldsmith, Registrant, and City National Bank.	Filed herewith.

10.3*	Second Amendment to Employment Agreement for Bram Goldsmith dated as of May 15, 2007, among Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10.4*	Third Amendment to Employment Agreement, dated as of March 3, 2008, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.5*	Fourth Amendment to Employment Agreement, dated as of December 22, 2008, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.6*	Fifth Amendment to Employment Agreement dated as of April 3, 2009, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.7*	Sixth Amendment to Employment Agreement dated as of February 9, 2010, by and between Bram Goldsmith, Registrant and City National Bank.	Filed herewith.
10.8*	Seventh Amendment to Employment Agreement dated as of February 17, 2011 by and between Bram Goldsmith, Registrant and City National Bank.	Filed herewith.
10.9*	Amended and Restated Employment Agreement between the Company and Russell Goldsmith dated June 24, 2010.	Filed herewith.
10.10*	1995 Omnibus Plan.	Filed herewith.
10.11*	Amendment to 1995 Omnibus Plan regarding Section 7.6(a).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.12*	Amended and Restated Section 2.8 of 1995 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
10.13*	Amendment to City National Corporation 1995 Omnibus Plan dated December 31, 2008.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.14*	1999 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

10.15*	Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
10.16*	First Amendment to the City National Corporation Amended and Restated 2002 Omnibus Plan.	Filed herewith.
10.17*	Amendment to City National Corporation Amended and Restated 2002 Omnibus Plan dated December 31, 2008.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.18*	Amended and Restated 2010 Variable Bonus Plan.	Incorporated by reference from Appendix B to the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 21, 2010.
10.19*	City National Corporation 2008 Omnibus Plan, As Amended.	Incorporated by reference from Appendix A to the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 21, 2010.
10.20*	2000 City National Bank Executive Deferred Compensation Plan.	Filed herewith.
10.21*	Amendment Number 3 to 2000 City National Bank Executive Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
10.22*	Amendment Number 4 to 2000 City National Bank Executive Deferred Compensation Plan (As in Effect Immediately Prior to January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.23*	2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.24*	City National Corporation Strategy and Planning Committee Change in Control Severance Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.25*	City National Corporation Executive Committee Change in Control Severance Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008

10.26*	2000 City National Bank Director Deferred Compensation Plan.	Filed herewith.
10.27*	Amendment Number 2 to 2000 City National Bank Director Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
10.28*	Amendment Number 3 to 2000 City National Bank Director Deferred Compensation Plan (As In Effect Immediately Prior to January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.29*	2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2005 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.30*	Executive Management Incentive Compensation Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.31*	Key Officer Incentive Compensation Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.32*	City National Corporation 2001 Stock Option Plan.	Filed herewith.
10.33*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
10.34*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee and Board Approval).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
10.35*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee Approval).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
10.36*	Form of Restricted Stock Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
10.37*	Form of Director Stock Option Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

10.38*	Form of Stock Option Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.39*	Form of Restricted Stock Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.40*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.41*
	Form of Restricted Stock Unit Award Agreement (Cash Only Award) Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement (Cash Only Award) Addendum.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
10.42*	Form of Restricted Stock Award Agreement Under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.43*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Agreement Addendum under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.44*	Form of Stock Option Award Agreement Under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.45*	Summary—Brian Fitzmaurice.	Filed herewith.
10.46*	Letter Agreement dated January 12, 2009 between City National Bank and Richard Gershen.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
10.47	Lease dated November 19, 2003 between TPG Plaza Investments and City National Bank (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.
23	Consent of KPMG LLP.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
99.1	Certification of the Principal Executive Officer Pursuant to 31 CFR Section 30.15 to Comply with Certification Requirements of Section 111(b)(4) of EESA.	Filed herewith.
99.2	Certification of the Principal Financial Officer Pursuant to 31 CFR Section 30.15 to Comply with Certification Requirements of Section 111(b)(4) of EESA.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

*
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
February 28, 2011	By	/s/ RUSSELL GOLDSMITH Russell Goldsmith, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUSSELL GOLDSMITH Russell Goldsmith (Principal Executive Officer)	President/Chief Executive Officer/Director	February 28, 2011
/s/ CHRISTOPHER J. CAREY Christopher J. Carey (Principal Financial Officer)	Executive Vice President and Chief Financial Officer	February 28, 2011
/s/ OLGA TSOKOVA Olga Tsokova (Principal Accounting Officer)	Senior Vice President and Chief Accounting Officer	February 28, 2011
/s/ BRAM GOLDSMITH Bram Goldsmith	Chairman of the Board/Director	February 28, 2011
/s/ CHRISTOPHER J. WARMUTH Christopher J. Warmuth	Executive Vice President/Director	February 28, 2011
/s/ RICHARD L. BLOCH Richard L. Bloch	Director	February 28, 2011

Signature	Title	Date

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	February 28, 2011
/s/ ALISON DAVIS Alison Davis	Director	February 28, 2011
/s/ ASHOK ISRANI Ashok Israni	Director	February 28, 2011
/s/ RONALD L. OLSON Ronald L. Olson	Director	February 28, 2011
/s/ BRUCE ROSENBLUM Bruce Rosenblum	Director	February 28, 2011
/s/ PETER M. THOMAS Peter M. Thomas	Director	February 28, 2011
/s/ ROBERT H. TUTTLE Robert H. Tuttle	Director	February 28, 2011
/s/ KENNETH ZIFFREN Kenneth Ziffren	Director	February 28, 2011

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        We have made forward-looking statements in this document about the company, for which the company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements are based on management's knowledge and belief as of today and include information concerning the company's possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, many of which are beyond the Company's ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) changes in general economic, political or industry conditions and the related credit and market conditions, including political, economic or financial disruption in the Mid-East, (2) changes in the pace of economic recovery and related changes in employment levels, (3) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the new rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain, (4) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities, (5) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (6) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC, (7) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board, (8) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources, (9) volatility in the municipal bond market, (10) adequacy of the Company's enterprise risk management framework, (11) the Company's ability to increase market share and control expenses, (12) the Company's ability to attract new employees and retain and motivate existing employees, (13) increased competition in the Company's markets, (14) changes in the financial performance and/or condition of the Company's borrowers, including adverse impact on loan utilization rates, delinquencies, defaults and customers' ability to meet certain credit obligations, changes in customers' suppliers, and other counterparties' performance and creditworthiness, (15) a substantial and permanent loss of either client accounts and/or assets under management at the Company's investment advisory affiliates or its wealth management division, (16) changes in consumer spending, borrowing and savings habits, (17) soundness of other financial institutions which could adversely affect the Company, (18) protracted labor disputes in the Company's markets, (19) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (20) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (21) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (22) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (23) the success of the Company at managing the risks involved in the foregoing.

        Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

        For a more complete discussion of these risks and uncertainties, see Part I, Item 1A, titled "Risk Factors."

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

(in thousands, except per share amounts) (1)	2010	2009	Percent change
FOR THE YEAR
Net income attributable to City National Corporation	$131,177	$51,339	156%
Net income available to common shareholders	125,475	25,436	393
Net income per common share, basic	2.38	0.50	376
Net income per common share, diluted	2.36	0.50	372
Dividends per common share	0.40	0.55	(27)
AT YEAR END
Assets	$21,353,118	$21,078,757	1
Securities	5,976,072	4,461,060	34
Loans and leases, excluding covered loans	11,386,628	12,146,908	(6)
Covered loans (2)	1,857,522	1,851,821	0
Deposits	18,176,862	17,379,448	5
Common shareholders' equity	1,959,579	1,790,275	9
Total equity	1,984,718	2,012,764	(1)
Book value per common share	37.51	34.74	8
AVERAGE BALANCES
Assets	$21,156,661	$17,711,495	19
Securities	4,677,306	3,327,235	41
Loans and leases, excluding covered loans	11,576,380	12,296,619	(6)
Covered loans (2)	1,940,316	66,470	2,819
Deposits	17,868,392	14,351,897	25
Common shareholders' equity	1,902,846	1,745,101	9
Total equity	1,961,109	2,160,922	(9)
SELECTED RATIOS
Return on average assets	0.62%	0.29%	114
Return on average common shareholders' equity	6.59	1.46	351
Corporation's tier 1 leverage	6.74	9.48	(29)
Corporation's tier 1 risk-based capital	10.52	12.20	(14)
Corporation's total risk-based capital	13.28	15.15	(12)
Period-end common shareholders' equity to period-end assets	9.18	8.49	8
Period-end equity to period-end assets	9.29	9.55	(3)
Dividend payout ratio, per common share	16.75	107.80	(84)
Net interest margin	3.86	3.91	(1)
Expense to revenue ratio (3)	62.45	61.70	1
ASSET QUALITY RATIOS (4)
Nonaccrual loans to total loans and leases	1.68%	3.20%	(48)
Nonaccrual loans and OREO to total loans and leases and OREO	2.17	3.62	(40)
Allowance for loan and lease losses to total loans and leases	2.26	2.38	(5)
Allowance for loan and lease losses to nonaccrual loans	134.61	74.22	81
Net charge-offs to average total loans and leases	(1.13)	(1.84)	(39)
AT YEAR END
Assets under management (5)	$36,753,673	$35,238,753	4
Assets under management or administration (5)	58,470,832	55,119,366	6

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

(5)
Excludes $21.32 billion and $13.41 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of December 31, 2010 and December 31, 2009, respectively.

 SELECTED FINANCIAL INFORMATION

	As of or for the year ended December 31,
(in thousands, except per share amounts) (1)	2010	2009	2008	2007	2006
Statement of Income Data:
Interest income	$830,196	$709,077	$784,688	$894,101	$826,315
Interest expense	99,871	85,024	184,792	285,829	220,405

Net interest income	730,325	624,053	599,896	608,272	605,910
Provision for credit losses on loans and leases,excluding covered loans	103,000	285,000	127,000	20,000	(610)
Provision for losses on covered loans	76,218	—	—	—	—
Noninterest income	361,375	292,197	266,984	303,202	242,370
Noninterest expense	751,330	581,087	587,763	534,931	476,046

Income before taxes	161,152	50,163	152,117	356,543	372,844
Income taxes	26,055	(1,886)	41,783	124,974	133,363

Net income	$135,097	$52,049	$110,334	$231,569	$239,481
Less: Net income attributable to noncontrolling interest	3,920	710	5,378	8,856	5,958

Net income attributable to City National Corporation	$131,177	$51,339	$104,956	$222,713	$233,523
Less: Dividends and accretion on preferred stock	5,702	25,903	2,445	—	—

Net income available to common shareholders	$125,475	$25,436	$102,511	$222,713	$233,523

Per Common Share Data:
Net income per common share, basic	2.38	0.50	2.12	4.58	4.78
Net income per common share, diluted	2.36	0.50	2.11	4.50	4.65
Dividends per common share	0.40	0.55	1.92	1.84	1.64
Book value per common share	37.51	34.74	33.52	33.66	30.86
Shares used to compute net income per common share, basic	51,992	50,272	47,930	48,234	48,477
Shares used to compute net income per common share, diluted	52,455	50,421	48,196	49,069	49,893
Balance Sheet Data—At Period End:
Assets	$21,353,118	$21,078,757	$16,455,515	$15,889,290	$14,884,309
Securities	5,976,072	4,461,060	2,440,468	2,756,010	3,101,154
Loans and leases, excluding covered loans	11,386,628	12,146,908	12,444,259	11,630,638	10,386,005
Covered loans (2)	1,857,522	1,851,821	—	—	—
Interest-earning assets	19,667,137	19,055,189	15,104,199	14,544,176	13,722,062
Deposits	18,176,862	17,379,448	12,652,124	11,822,505	12,172,816
Common shareholders' equity	1,959,579	1,790,275	1,614,904	1,610,139	1,465,495
Total equity	1,984,718	2,012,764	2,030,434	1,635,722	1,491,175
Balance Sheet Data—Average Balances:
Assets	$21,156,661	$17,711,495	$16,028,821	$15,370,764	$14,715,512
Securities	4,677,306	3,327,235	2,398,285	2,833,489	3,488,005
Loans and leases, excluding covered loans	11,576,380	12,296,619	12,088,715	11,057,411	9,948,363
Covered loans (2)	1,940,316	66,470	—	—	—
Interest-earning assets	19,269,707	16,315,487	14,670,167	14,054,123	13,568,255
Deposits	17,868,392	14,351,897	11,899,642	12,236,383	11,869,927
Common shareholders' equity	1,902,846	1,745,101	1,636,597	1,564,080	1,440,509
Total equity	1,961,109	2,160,922	1,706,092	1,588,480	1,465,726
Asset Quality:
Nonaccrual loans, excluding covered nonaccrual loans	$190,923	$388,707	$211,142	$75,561	$20,883
Covered nonaccrual loans	2,557	—	—	—	—
OREO, excluding covered OREO	57,317	53,308	11,388	—	—
Covered OREO	120,866	60,558	—	—	—

Total nonaccrual loans and OREO	$371,663	$502,573	$222,530	$75,561	$20,883

Performance Ratios:
Return on average assets	0.62%	0.29%	0.65%	1.45%	1.59%
Return on average common shareholders' equity	6.59	1.46	6.26	14.24	16.21
Net interest spread	3.45	3.41	3.27	2.91	3.18
Net interest margin	3.86	3.91	4.20	4.45	4.58
Period-end common shareholders' equity to period-end assets	9.18	8.49	9.81	10.13	9.85
Period-end equity to period-end assets	9.29	9.55	12.34	10.29	10.02
Dividend payout ratio, per common share	16.75	107.80	90.61	40.13	34.31
Expense to revenue ratio	62.45	61.70	66.80	57.87	55.28
Asset Quality Ratios (3):
Nonaccrual loans to total loans and leases	1.68%	3.20%	1.70%	0.65%	0.20%
Nonaccrual loans and OREO to total loans and leases and OREO	2.17	3.62	1.79	0.65	0.20
Allowance for loan and lease losses to total loans and leases	2.26	2.38	1.80	1.45	1.50
Allowance for loan and lease losses to nonaccrual loans	134.61	74.22	106.11	223.03	743.88
Net (charge-offs)/recoveries to average total loans and leases	(1.13)	(1.84)	(0.57)	(0.08)	0.03

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

        See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995," on page 37 in connection with "forward-looking" statements included in this report.

        Over the last three years, the Company's total assets have grown by 34 percent. Total loans, excluding loans covered by a loss sharing agreement with the Federal Deposit Insurance Corporation ("FDIC"), were down 2 percent. The decline in loans reflect relatively weak loan demand due to challenging business and economic conditions in past and current years, along with the Company's continued progress in reducing the number of problem loans. Deposit balances grew 54 percent for the same period.

        On July 21, 2009, the Company acquired a majority interest in Lee Munder Capital Group, LLC ("LMCG"), a Boston-based investment firm that manages assets for corporations, pensions, endowments and affluent households. LMCG had approximately $3.36 billion of assets under management at the date of acquisition and manages or advises on client assets totaling $4.93 billion as of December 31, 2010. LMCG was merged with Independence Investments, a Boston-based institutional asset management firm in which the Company held a majority interest. The combined entity is the Company's primary institutional asset management affiliate, with more than $4 billion of assets under management at acquisition date. It is operated under the Lee Munder Capital Group name and is an affiliate of Convergent Capital Management LLC.

        On December 18, 2009, the Bank acquired the banking operations of Imperial Capital Bank ("ICB") in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Company acquired approximately $3.26 billion in assets, $2.38 billion in loans and $2.08 billion in deposits. In connection with the acquisition, the Company entered into a loss sharing agreement with the FDIC with respect to acquired loans ("covered loans") and other real estate owned ("covered other real estate owned" or "covered OREO") (collectively, "covered assets").

        On May 7, 2010, the Bank acquired the banking operations of 1st Pacific Bank of California ("FPB") in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $318.6 million in assets and assumed $264.2 million in liabilities. The Bank acquired most of FPB's assets, including loans with a fair value of $202.8 million, and assumed deposits with a fair value of $237.2 million. The acquired loans and OREO are subject to a loss sharing agreement with the FDIC.

        On May 28, 2010, the Bank acquired the banking operations of Sun West Bank ("SWB") in Nevada in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $340.0 million in assets and assumed $310.1 million in liabilities. The Bank acquired most of SWB's assets, including loans with a fair value of $127.6 million, and assumed deposits of with a fair value of $304.3 million. The acquired loans and OREO are subject to a loss-sharing agreement with the FDIC.

        On November 15, 2010, the Company completed a relatively small, but strategically important acquisition of a Los Angeles, California-based accounting software firm, Datafaction, which will complement the Bank's proprietary cash management solutions available to its business clients.

CAPITAL ACTIVITY

        On January 24, 2008, the Board of Directors authorized the repurchase of 1 million shares of City National Corporation stock, following the completion of its previously approved stock buyback initiative. The Corporation repurchased an aggregate of 421,500 shares of common stock in 2008 at an average price of $48.41. The shares purchased under the buyback programs may be reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. The Corporation did not repurchase any shares in 2009 and 2010. At January 31, 2011, additional shares of 1,140,400 could be repurchased under the existing authority.

        The Corporation paid dividends of $0.40 per share of common stock in 2010 and $0.55 per share of common stock in 2009. On January 20, 2011, the Board of Directors authorized a quarterly cash dividend on common stock at a rate of $0.20 per share to shareholders of record on February 2, 2011, payable on February 16, 2011.

        On November 21, 2008, City National Corporation received aggregate proceeds of $400 million from the United States Department of the Treasury ("Treasury") under the Troubled Asset Relief Program ("TARP") Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company's common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the warrant was valued using an option valuation model. The allocated values of the preferred stock and warrant were approximately $389.9 million and $10.1 million, respectively. Cumulative dividends on the preferred stock were payable quarterly at the rate of 5 percent for the first five years and increasing to 9 percent thereafter. The warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock.

        On December 30, 2009, the Corporation repurchased $200 million, or 200,000 shares, of preferred shares from the Treasury. The repurchase represented 50 percent of the preferred stock issued to the Treasury and required an accelerated accretion charge of $4.0 million in 2009. On March 3, 2010, the Corporation repurchased the remaining $200 million, or 200,000 shares, of preferred shares, which resulted in an accelerated accretion charge of $3.8 million in 2010. On April 8, 2010, the Corporation repurchased its outstanding common stock warrant issued to the Treasury. The repurchase price of $18.5 million was recorded as a charge to additional paid-in capital.

        Dividends on preferred stock were paid on a quarterly basis. The Corporation paid dividends of $1.7 million and accreted $4.0 million of discount on preferred stock in 2010. The Corporation paid or accrued dividends of $19.9 million and accreted $6.0 million of discount on preferred stock in 2009. The discount accretion includes the accelerated accretion due to the repurchase of preferred stock in 2010 and 2009.

        On December 8, 2009, City National Capital Trust I, a statutory trust formed by the Corporation, issued $250.0 million of cumulative trust preferred securities. The notes paid a fixed rate of 9.625 percent and mature on February 1, 2040. The trust preferred securities qualified as Tier 1 capital. On October 16, 2010, the Company used net proceeds from a September 2010 issue of senior notes to redeem the $250.0 million of trust preferred securities. The Company recognized a $6.8 million charge on the early redemption of the trust preferred securities in noninterest income in 2010.

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

        The Company's critical accounting policies include those that address accounting for business combinations, financial assets and liabilities reported at fair value, securities, acquired impaired loans, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, other real estate owned, goodwill and other intangible assets, noncontrolling interest, share-based compensation plans, income taxes and derivatives and hedging activities. The Company, with the concurrence of the Audit and Risk Committee, has reviewed and approved these critical accounting policies, which are further described in Management's Discussion and Analysis and Note 1 of the Notes to Consolidated Financial Statements included in this Form 10-K. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.

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

Fair Value Measurements

        Under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, fair value for financial reporting purposes is the price that would be received to sell an asset or paid to transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date). Fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact.

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

Securities

        Securities are classified based on management's intention on the date of purchase. All securities are classified as available-for-sale or trading and are presented at fair value. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included as a separate component of other comprehensive income, net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities. The Company performs a quarterly assessment to determine whether a decline in fair value below amortized cost is other than temporary. Amortized cost includes adjustments made to the cost of an investment for accretion, amortization, collection of cash and previous other-than temporary impairment recognized in earnings. Other-than-temporary impairment exists when it is probable that the Company will be unable to recover the entire amortized cost basis of the security. If the decline in fair value is judged to be other than temporary, the security is written down to fair value which becomes the new cost basis and an impairment loss is recognized.

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

Acquired Impaired Loans

        Loans acquired for which it is probable that all contractual payments will not be received are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). These loans are recorded at fair value at the time of acquisition. Fair value of acquired impaired loans is determined using discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and principal defaults and losses, and current market rates. As estimated credit and market risks are included in the determination of fair value, no allowance for loan losses is established on the acquisition date. The excess of expected cash flows at acquisition over the initial investment in acquired loans ("accretable yield") is recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Company aggregates loans into pools of loans with common risk characteristics. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis. Increases in estimated cash flows over those expected at the acquisition date and subsequent measurement periods are recognized as interest income, prospectively. Decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording a provision for loan losses. Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated.

        Covered Loans—The term covered loans refers to acquired loans that are covered under a loss sharing agreement with the FDIC. Covered loans are reported in the loan section of the consolidated balance sheets.

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

        For commercial, non-homogenous loans that are not impaired, the Bank derives loss factors via a process that begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. The factors included in the analysis include loan type, migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance homogeneous loans including residential first mortgages, installment, revolving credit and most other consumer loans is collectively evaluated for loss potential. Management also establishes a qualitative reserve that considers overall portfolio indicators, including current and historical credit losses; delinquent, nonperforming and criticized loans; trends in volumes and terms of loans; and, an evaluation of overall credit quality and the credit process, including lending policies and procedures, economic, geographical, product, and other environmental factors. Management also considers trends in internally risk-rated exposures, criticized exposures, cash-basis loans, and historical and forecasted write-offs; and, a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit-limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

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

        The allowance for loan and lease losses is increased by the provision for credit losses charged to operating expense and is decreased by the amount of charge-offs, net of recoveries.

        Reserve for Off-Balance Sheet Credit Commitments —Off-balance sheet credit commitments include commitments to extend credit, letters of credit and financial guarantees. The reserve for off-balance sheet credit commitments is established by converting the off-balance sheet exposures to a loan equivalent amount and then applying the methodology used for loans described above. The reserve for off-balance sheet credit commitments is recorded as a liability in the Company's consolidated balance sheets. Increases and decreases in the reserve for off-balance sheet credit commitments are reflected as an allocation of provision expense from the allowance for loan and lease losses.

        Allowance for Loan Losses on Covered Loans—The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis. Decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording a provision for loan losses. See Acquired Impaired Loans for further discussion.

Other Real Estate Owned

        OREO includes real estate acquired in full or partial satisfaction of a loan and is recorded at fair value less estimated costs to sell at the acquisition date. The excess of the carrying amount of a loan over the fair value of real estate acquired (less costs to sell) is charged to the allowance for loan and lease losses. If the fair value of OREO at initial acquisition exceeds the carrying amount of the loan, the excess is recorded either as a recovery to the allowance for loan and lease losses if a charge-off had previously been recorded, or as a gain on initial transfer in noninterest income. The fair value of OREO is generally based on a third party appraisal or, in certain circumstances, may be based on a combination of an appraised value, broker price opinions and recent sales activity. Declines in the fair value of OREO that occur subsequent to acquisition are charged to OREO expense in the period in which they are identified. Expenses for holding costs are charged to OREO expense as incurred.

        Covered OREO includes acquired OREO that is covered under a loss sharing agreement with the FDIC. These assets were recorded at their fair value on acquisition date. Covered OREO is reported in Other real estate owned in the consolidated balance sheets.

Goodwill and Intangibles

        The Company applies the acquisition method of accounting effective January 1, 2009. Previously, acquisitions were accounted for using the purchase method. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed, including contingent consideration, in the transaction at their acquisition date fair values. Management utilizes valuation techniques based on discounted cash flow analysis to determine these fair values. Any excess of the purchase price over amounts allocated to acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Intangible assets include core deposit intangibles and client advisory contract intangibles (combined, customer-relationship intangibles) originating from acquisitions of financial services firms. Core deposit intangibles are amortized over a range of four to eight years and client advisory contract intangibles are amortized over various periods ranging from four to 20 years. At December 31, 2010, the weighted-average amortization period for the contract intangibles is 17.3 years.

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

        The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model into which the Company inputs its assumptions. The Company evaluates exercise behavior and values options separately for executive and non-executive employees. The Company uses historical data to predict option exercise and employee termination behavior. Expected volatilities are based on the historical volatility of the Company's stock. The expected term of options granted is derived from actual historical exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is equal to the dividend yield of the Company's stock at the time of the grant. As a practice, the exercise price of the Company's stock option grants equals the closing market price of the Company's common stock on the date of the grant.

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

Income Taxes

        The calculation of the Company's income tax provision and related tax accruals requires the use of estimates and judgments. The provision for income taxes includes current and deferred income tax expense on net income adjusted for permanent and temporary differences in the tax and financial accounting for certain assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, as well as for operating losses and tax credit carry forwards, using enacted tax laws and rates. On a quarterly basis, management evaluates its deferred tax assets to determine if these tax benefits are expected to be realized in future periods. This determination is based on facts and circumstances, including the Company's current and future tax outlook. To the extent a deferred tax asset is no longer considered "more likely than not" to be realized, a valuation allowance is established.

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

2010 HIGHLIGHTS

  •
  In 2010, consolidated net income attributable to City National Corporation was $131.2 million and consolidated net income available to common shareholders was $125.5 million, or $2.36 per diluted common share. In 2009, consolidated net income attributable to City National Corporation was $51.3 million and consolidated net income available to common shareholders was $25.4 million, or $0.50 per diluted common share. The increase in net income available to common shareholders is primarily due to lower provision for credit losses on loans and leases, excluding loans covered by the Company's loss sharing agreement with the FDIC. The Company recognized $103.0 million of provision expense on non-FDIC-covered loans in 2010, compared to $285.0 million in 2009, a decrease of 64 percent. The increase in net income available to common shareholders is also attributed to higher net interest income resulting from the Company's acquisition of ICB in December 2009 and acquisitions of FPB and SWB in May 2010, offset by higher noninterest expense and income tax expense.

  •
  Full-year revenue, which consists of net interest income and noninterest income, was $1.09 billion, an increase of 19 percent from $916.3 million for 2009.

  •
  Fully taxable-equivalent net interest income, including dividend income, amounted to $743.5 million in 2010, an increase of 17 percent from $637.9 million for 2009. Fully taxable-equivalent net interest income amounted to $740.7 million in 2010 compared to $635.2 million in 2009.

  •
  The Company's net interest margin was 3.86 percent in 2010, compared with 3.91 percent in 2009. The Company's prime lending rate averaged 3.25 percent for 2010 and 2009.

  •
  Noninterest income was $361.4 million for 2010, up 24 percent from $292.2 million for 2009, due principally to an increase in net FDIC loss sharing income from the Company's FDIC-assisted acquisitions of ICB, FPB and SWB and an increase in wealth management revenue. Noninterest income accounted for 33 percent of the Company's revenue in 2010, slightly up from 32 percent in 2009.

  •
  Noninterest expense for 2010 was $751.3 million, up 29 percent from $581.1 million in 2009. Contributing to the year-over-year increase were the Company's three FDIC-assisted acquisitions and higher compensation costs, legal and professional fees, and OREO expense.

  •
  The Company's effective tax rate for 2010 was equal to 16.2 percent of pretax income compared to a tax benefit of 3.8 percent of pretax income for 2009. The higher tax rate was attributable to higher pretax income offset by an income tax benefit for a $19 million tax settlement with the California Franchise Tax Board.

  •
  Total assets at December 31, 2010 were $21.35 billion, up 1 percent from $21.08 billion at the end of 2009. The increase from December 31, 2009 reflects the Company's two FDIC-assisted acquisitions in May 2010. Total average assets increased 19 percent to $21.16 billion for 2010 from $17.71 billion for 2009.

  •
  Loans and leases, excluding covered loans, were $11.39 billion, down 6 percent from $12.15 billion at 2009. Average loans for 2010, on the same basis, were $11.58 billion, down 6 percent from $12.30 billion in 2009.

  •
  The allowance for loan and lease losses on non-FDIC-covered loans decreased to $257.0 million for 2010 from $288.5 million for 2009. The Company's allowance equals 2.26 percent of total loans and leases, excluding covered loans, compared with 2.38 percent at the end of 2009.

  •
  Net loan charge-offs were $130.3 million for 2010, down 42 percent from $225.9 million for 2009. Net loan charge-offs for 2010 were 1.13 percent of average total loans and leases, excluding covered loans, down from 1.84 percent for 2009.

  •
  Nonaccrual loans totaled $190.9 million as of December 31, 2010, compared with $388.7 million at December 31, 2009. At December 31, 2010, nonperforming assets, excluding covered assets, were $248.2 million compared with $442.0 million at December 31, 2009.

  •
  Average securities for 2010 totaled $4.68 billion, an increase of 41 percent from $3.33 billion for 2009. The increases reflect the Company's strong deposit growth and relatively week loan demand due to economic conditions.

  •
  Year-end deposits for 2010 grew to $18.18 billion, up 5 percent from $17.38 billion for 2009. Average deposits grew to $17.87 billion for 2010, a 25 percent increase from average deposits of $14.35 billion in 2009. Average core deposits totaled $16.76 billion for 2010, a 28 percent increase from the $13.05 billion in 2009, and now amount to approximately 94 percent of total average deposit balances.

  •
  The Company's ratio of Tier 1 common shareholders' equity to risk-based assets was 10.3 percent at December 31, 2010 compared to 8.9 percent in 2009. Refer to the "Capital" section starting on page 105 for further discussion of this non-GAAP measure.

  •
  On October 16, 2010, the Company completed the redemption of $250 million of 9.625 percent cumulative trust preferred securities, using most of the net proceeds from a third-quarter 2010 issue of $300 million of 10-year 5.25 percent senior notes.

  •
  On November 15, 2010, the Company completed a relatively small, but strategically important acquisition of a Los Angeles, California-based accounting software firm, Datafaction, which will complement the Bank's proprietary cash management solutions available to its business clients.

RECENT DEVELOPMENTS

        On February 11, 2011, the Company acquired a branch in San Jose, California. The Company assumed $8.4 million of deposits. The acquisition did not include the branch's loan portfolio. The new San Jose branch is the Company's 11th bank branch in Northern California.

OUTLOOK

        The Company's management anticipates increased profitability in 2011, as asset quality continues to improve and annual credit costs move lower than the $103 million recorded in 2010 (excluding provisions related to FDIC-covered loans). However, it is likely that slow economic growth, limited loan demand, conditions in the commercial real estate market, and the continuing decline of covered assets will moderate overall average loan growth. Low interest rates will continue to place pressure on the

Company's net interest margin and revenue growth. Management expects to increase the Company's already-strong capital ratios in 2011.

RESULTS OF OPERATIONS

Summary

        A summary of the Company's results of operations on a fully taxable-equivalent basis for each of the last five years ended December 31 follows:

		Increase (Decrease)			Increase (Decrease)
							Year Ended December 31,
	Year Ended 2010			Year Ended 2009
(in thousands, except per share amounts) (1)		Amount	%		Amount	%	2008	2007	2006
Interest income (2)	$840,573	$120,378	17	$720,195	$(76,684)	(10)	$796,879	$907,083	$839,223
Interest expense	99,871	14,847	17	85,024	(99,768)	(54)	184,792	285,829	220,405

Net interest income	740,702	105,531	17	635,171	23,084	4	612,087	621,254	618,818
Provision for credit losses on loans and leases, excluding covered loans	103,000	(182,000)	(64)	285,000	158,000	124	127,000	20,000	(610)
Provision for losses on covered loans	76,218	76,218	NM	—	—	—	—	—	—
Noninterest income	361,375	69,178	24	292,197	25,213	9	266,984	303,202	242,370
Noninterest expense:
Staff expense	409,823	89,547	28	320,276	(34,237)	(10)	354,513	328,672	293,066
Other expense	341,507	80,696	31	260,811	27,561	12	233,250	206,259	182,980

Total	751,330	170,243	29	581,087	(6,676)	(1)	587,763	534,931	476,046
Income before income taxes	171,529	110,248	180	61,281	(103,027)	(63)	164,308	369,525	385,752
Income taxes	26,055	27,941	(1,481)	(1,886)	(43,669)	(105)	41,783	124,974	133,363
Less: Adjustments (2)	10,377	(741)	(7)	11,118	(1,073)	(9)	12,191	12,982	12,908

Net income	$135,097	$83,048	160	$52,049	(58,285)	(53)	$110,334	$231,569	$239,481

Less: Net income attributable to noncontrolling interest	3,920	3,210	452	710	(4,668)	(87)	5,378	8,856	5,958

Net income attributable to City National Corporation	$131,177	$79,838	156	$51,339	(53,617)	(51)	$104,956	$222,713	$233,523

Less: Dividends and accretion on preferred stock	5,702	(20,201)	(78)	25,903	23,458	959	2,445	—	—

Net income available to common shareholders	$125,475	$100,039	393	$25,436	$(77,075)	(75)	$102,511	$222,713	$233,523

Net income per common share, diluted	$2.36	$1.86	372	$0.50	$(1.61)	(76)	$2.11	$4.50	$4.65

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

        The following table presents the components of net interest income on a fully taxable-equivalent basis for the last five years:

Net Interest Income Summary

	2010			2009
(in thousands)	Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate
Assets (2)
Interest-earning assets
Loans and leases
Commercial	$4,390,834	$194,568	4.43%	$4,701,386	$199,647	4.25%
Commercial real estate mortgages	2,059,680	114,542	5.56	2,171,353	121,515	5.60
Residential mortgages	3,553,347	186,526	5.25	3,481,227	192,774	5.54
Real estate construction	660,603	26,132	3.96	1,094,332	37,154	3.40
Equity lines of credit	742,862	26,567	3.58	674,459	23,417	3.47
Installment	169,054	8,775	5.19	173,862	8,842	5.09

Total loans and leases, excluding covered loans (3)	11,576,380	557,110	4.81	12,296,619	583,349	4.74
Covered loans	1,940,316	138,451	7.14	66,470	4,052	6.10

Total loans and leases	13,516,696	695,561	5.15	12,363,089	587,401	4.75
Due from banks—interest-bearing	678,929	1,890	0.28	361,571	1,486	0.41
Federal funds sold and securities purchased under resale agreements	249,381	634	0.25	186,123	264	0.14
Securities available-for-sale	4,618,896	142,419	3.08	3,234,303	130,213	4.03
Trading securities	58,410	69	0.12	92,932	831	0.89
Other interest-earning assets	147,395	2,787	1.89	77,469	2,743	3.54

Total interest-earning assets	19,269,707	843,360	4.38	16,315,487	722,938	4.43

Allowance for loan and lease losses	(315,228)			(254,610)
Cash and due from banks	237,853			320,010
Other non-earning assets	1,964,329			1,330,608

Total assets	$21,156,661			$17,711,495

Liabilities and Equity (2)
Interest-bearing deposits
Interest checking accounts	$1,998,990	$4,308	0.22	$1,540,496	$3,980	0.26
Money market accounts	5,911,058	31,591	0.53	4,084,090	32,068	0.79
Savings deposits	317,263	1,508	0.48	239,441	1,590	0.66
Time deposits—under $100,000	430,557	2,448	0.57	239,680	3,222	1.34
Time deposits—$100,000 and over	1,110,996	9,175	0.83	1,303,174	19,569	1.50

Total interest-bearing deposits	9,768,864	49,030	0.50	7,406,881	60,429	0.82
Federal funds purchased and securities sold under repurchase agreements	163,309	5,292	3.24	414,672	8,292	2.00
Other borrowings	846,513	45,549	5.38	542,521	16,303	3.01

Total interest-bearing liabilities	10,778,686	99,871	0.93	8,364,074	85,024	1.02

Noninterest-bearing deposits	8,099,528			6,945,017
Other liabilities	317,338			241,482
Total equity	1,961,109			2,160,922

Total liabilities and equity	$21,156,661			$17,711,495

Net interest spread			3.45%			3.41%
Fully taxable-equivalent net interest and dividend income		$743,489			$637,914

Net interest margin			3.86%			3.91%

Less: Dividend income included in other income		2,787			2,743

Fully taxable-equivalent net interest income		$740,702			$635,171

(1)
Net interest income is presented on a fully taxable-equivalent basis.

(2)
Certain prior period balances have been reclassified to conform to the current period presentation.

(3)
Includes average nonaccrual loans of $278,705, $351,215, $128,296, $28,512, and $16,725 for 2010, 2009, 2008, 2007, and 2006, respectively.

(4)
Loan income includes loan fees of $20,555, $18,381, $17,008, $15,684, and $16,249 for 2010, 2009, 2008, 2007, and 2006, respectively.

Net Interest Income Summary

2008			2007			2006
Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate	Average Balance	Interest income/ expense (1)(4)	Average interest rate

$4,662,641	$252,911	5.42%	$4,279,523	$310,869	7.26%	$3,882,466	$268,364	6.91%
2,057,459	134,511	6.54	1,878,671	136,446	7.26	1,786,024	133,429	7.47
3,293,166	184,818	5.61	3,020,316	166,823	5.52	2,764,599	147,573	5.34
1,406,181	76,039	5.41	1,291,708	110,483	8.55	955,456	84,462	8.84
503,428	22,340	4.44	404,493	30,456	7.53	364,744	27,938	7.66
165,840	9,841	5.93	182,700	13,539	7.41	195,074	14,760	7.57

12,088,715	680,460	5.63	11,057,411	768,616	6.95	9,948,363	676,526	6.80
—	—	0.00	—	—	0.00	—	—	0.00

12,088,715	680,460	5.63	11,057,411	768,616	6.95	9,948,363	676,526	6.80
96,872	1,896	1.96	88,787	2,604	2.93	54,843	1,161	2.12

10,037	161	1.61	13,066	686	5.25	30,417	1,525	5.01
2,292,932	112,437	4.90	2,757,304	131,218	4.76	3,438,002	157,208	4.57
105,353	1,925	1.83	76,185	3,959	5.20	50,003	2,803	5.61
76,258	4,297	5.63	61,370	3,771	6.14	46,627	2,532	5.43

14,670,167	801,176	5.46	14,054,123	910,854	6.48	13,568,255	841,755	6.20

(178,587)			(157,012)			(157,433)
370,468			423,526			428,742
1,166,773			1,050,127			875,948

$16,028,821			$15,370,764			$14,715,512

$851,029	$5,688	0.67	$784,293	$4,739	0.60	$758,164	$2,427	0.32
3,760,516	72,212	1.92	3,654,508	111,827	3.06	3,303,373	76,293	2.31
137,779	556	0.40	147,764	715	0.48	168,853	685	0.41
220,259	6,695	3.04	240,388	9,518	3.96	183,972	6,355	3.45
1,299,462	37,840	2.91	1,876,184	87,881	4.68	1,721,292	73,264	4.26

6,269,045	122,991	1.96	6,703,137	214,680	3.20	6,135,654	159,024	2.59

1,098,731	27,591	2.51	662,928	32,491	4.90	541,671	26,463	4.89
1,068,491	34,210	3.20	644,633	38,658	6.00	627,409	34,918	5.57

8,436,267	184,792	2.19	8,010,698	285,829	3.57	7,304,734	220,405	3.02

5,630,597			5,533,246			5,734,273
255,865			238,340			210,779
1,706,092			1,588,480			1,465,726

$16,028,821			$15,370,764			$14,715,512

		3.27%			2.91%			3.18%
	$616,384			$625,025			$621,350

		4.20%			4.45%			4.58%

	4,297			3,771			2,532

	$612,087			$621,254			$618,818

        Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between 2010 and 2009, as well as between 2009 and 2008. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes In Net Interest Income

	2010 vs 2009			2009 vs 2008
	Increase (decrease) due to			Increase (decrease) due to
			Net increase (decrease)			Net increase (decrease)
(in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans and leases (1)	$56,852	$51,308	$108,160	$15,178	$(108,237)	$(93,059)
Securities available-for-sale	47,501	(35,295)	12,206	40,262	(22,486)	17,776
Due from banks—interest-bearing	987	(583)	404	2,012	(2,422)	(410)
Trading securities	(229)	(533)	(762)	(204)	(890)	(1,094)
Federal funds sold and securities purchased under resale agreements	112	258	370	379	(276)	103
Other interest-earning assets	1,715	(1,671)	44	67	(1,621)	(1,554)

Total interest-earning assets	106,938	13,484	120,422	57,694	(135,932)	(78,238)

Interest paid on:
Interest checking deposits	1,028	(700)	328	3,002	(4,710)	(1,708)
Money market deposits	11,961	(12,438)	(477)	5,720	(45,864)	(40,144)
Savings deposits	424	(506)	(82)	550	484	1,034
Time deposits	(19)	(11,149)	(11,168)	666	(22,410)	(21,744)
Total borrowings	1,426	24,820	26,246	(31,639)	(5,567)	(37,206)

Total interest-bearing liabilities	14,820	27	14,847	(21,701)	(78,067)	(99,768)

	$92,118	$13,457	$105,575	$79,395	$(57,865)	$21,530

(1)
Includes covered loans.

Comparison of 2010 with 2009

        Net interest income was $730.3 million for 2010, an increase of 17 percent from $624.1 million for 2009. The increase is attributed to interest income on the Company's covered loan portfolio from its acquisition of ICB in December 2009 and FPB and SWB in May 2010. Interest income on covered loans also included $20.6 million of interest income from the accelerated accretable yield recognition on FDIC-covered loans that were paid off or fully charged off during the year. The increase was partially offset by lower interest income on the Company's non-covered loan portfolio, which decreased from an average loan balance of $12.30 billion in 2009 to $11.58 billion in 2010. The low levels of non-covered loan growth reflect relatively weak loan demand due to challenging business and economic conditions, along with the Company's continued progress in reducing the number of problem loans. The Company's prime lending rate for 2010 was 3.25 percent, unchanged from the prior year. The increase in net interest income was also due to strong growth in deposits, which were invested in securities available-for-sale and other liquid assets. Interest income on securities available-for-sale increased 10 percent to $136.7 million in 2010 from 2009. The increase was a result of a 43 percent increase in average securities available-for-sale in 2010, offset by lower yields.

        Total interest expense was $99.9 million in 2010 and $85.0 million in 2009. Interest expense on deposits was $49.0 million in 2010 compared to $60.4 million in 2009, a 19 percent decrease, and was a result of lower interest rates, partially offset by a 32 percent increase in average interest-bearing deposit balances from 2009 to 2010. Interest expense on borrowings increased to $50.8 million in 2010 compared to $24.6 million in 2009 and was primarily due to an increase in higher-cost borrowings resulting from the issuance of $180 million of subordinated debt in the third quarter of 2009 and $250 million of trust preferred securities in December 2009, which was redeemed in October 2010. The Company also issued $300 million of senior notes in September 2010.

        The net settlement of interest-rate swaps increased interest income by $25.8 million for 2010 and $27.5 million for 2009.

        Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, increased to $740.7 million for 2010 compared with $635.2 million for 2009. Fully taxable-equivalent net interest and dividend income was $743.5 million and $637.9 million in 2010 and 2009, respectively. The average yield on earning assets for 2010 decreased to 4.38 percent, or by 5 basis points, compared with 4.43 percent for 2009. The average cost of interest-bearing liabilities decreased to 0.93 percent, or by 9 basis points, from 1.02 percent for 2009. The fully taxable net interest margin declined to 3.86 percent for 2010 from 3.91 percent for 2009. Of the total $105.6 million increase in fully taxable-equivalent net interest and dividend income, approximately $92.1 million was generated through covered loans and securities growth, offset by an increase in deposits (volume variance). The remaining $13.5 million increase was primarily attributable to higher yields from the covered loan portfolio and lower rates earned on remaining interest-earning assets and paid on interest-bearing deposits (rate variance). The higher yields on the covered loan portfolio were largely due to the acceleration of accretable yield on acquired loans as discussed above.

        Average loans and leases, excluding covered loans, were $11.58 billion, a 6 percent decrease from average loans and leases of $12.30 billion for 2009. Average commercial loans and commercial real estate mortgage loans were 7 percent and 5 percent lower from 2009, respectively. Average residential mortgage loans, nearly all of which are made to the Company's private banking clients, increased 2 percent from 2009. Average construction loans decreased 40 percent from prior year. Average covered loans increased to $1.94 billion in 2010 from $66.5 million in 2009.

        Average total securities, which include trading securities, were $4.68 billion in 2010, a 41 percent increase from 2009. The increase in average securities from prior year reflects the Company's strong deposit growth and relatively weak loan demand.

        Average deposits increased 25 percent to $17.87 billion in 2010 from $14.35 billion for 2009. Average core deposits, which continued to provide substantial benefits to the Bank's cost of funds, increased 28 percent to $16.76 billion from $13.05 billion for 2009. Average core deposits, which do not include certificates of deposits of $100,000 or more, represented 94 percent of the total average deposit balance for the year, compared to 91 percent for the prior year. Average interest-bearing deposits increased 32 percent to $9.77 billion from $7.41 billion for 2009, and average noninterest-bearing deposits increased 17 percent to $8.10 billion from $6.95 billion in 2009.

Comparison of 2009 with 2008

        Net interest income increased to $624.1 million for 2009 from $599.9 million for 2008. The increase in net interest income was primarily a result of lower funding costs in 2009. Interest expense on deposits was $60.4 million in 2009 compared to $123.0 million in 2008, a 51 percent decrease, and was a result of declining interest rates, partially offset by an 18 percent increase in average interest-bearing deposit balances from 2008 to 2009. Interest expense on borrowings decreased to $24.6 million in 2009 compared to $61.8 million in 2008 and was due to lower average balances on federal funds purchased and other short-term borrowings in 2009. In addition to lower funding costs, interest income on loans declined from $676.4 million in 2008 to $582.8 million in 2009 as a result of declining interest rates and low levels of loan growth, not including loans assumed from the acquisition of ICB on

December 18, 2009. The Company's average prime rate for 2009 decreased by 184 basis points to 3.25 percent compared with 2008. The net settlement of interest-rate swaps increased interest income by $27.5 million for 2009 and increased interest income by $12.8 million for 2008. The favorable impact of interest-rate swaps on net interest income compared with 2008 only partially offset the impact of lower rates on loan yields.

        Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, increased to $635.2 million for 2009 compared with $612.1 million for 2008. Fully taxable-equivalent net interest and dividend income was $637.9 million and $616.4 million in 2009 and 2008, respectively. The average yield on earning assets decreased to 4.43 percent, or by 103 basis points, for 2009 compared with 5.46 percent for 2008. The average cost of interest-bearing liabilities decreased to 1.02 percent, or by 117 basis points, from 2.19 percent for 2008. The fully taxable net interest margin declined to 3.91 percent for 2009 from 4.20 percent for 2008. Lower funding costs and growth in noninterest-bearing deposits reduced the impact of the 103 basis point decrease in the yield on earning assets compared with 2008. Of the total $21.5 million increase in fully taxable-equivalent net interest and dividend income, approximately $79.4 million of the increase was generated through loan and securities growth as well as a decline in borrowings (volume variance) and was partially offset by a $57.8 million decrease in net interest income due to declining rates earned on interest-earning assets and paid on interest-bearing liabilities (rate variance).

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

        Average total securities, which include trading securities, were $3.33 billion in 2009, an increase of $0.93 billion, or 39 percent, from 2008.

        Average deposits increased 21 percent to $14.35 billion in 2009 from $11.90 billion for 2008. Average core deposits increased 23 percent to $13.05 billion from $10.60 billion for 2008, and represented 91 percent of the total average deposit balance for the year, compared to 89 percent for the prior year. Average interest-bearing deposits increased 18 percent to $7.41 billion in 2009 from $6.27 billion for 2008, and average noninterest-bearing deposits increased 23 percent to $6.95 billion in 2009 from $5.63 billion in 2008.

Provision for Credit Losses

        The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision for credit losses on loans and leases, excluding covered loans, is the expense recognized in the consolidated statements of income to adjust the allowance and the reserve for off-balance sheet commitments to the levels deemed appropriate by management, as determined through its application of the Company's allowance methodology procedures. See "Critical Accounting Policies—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments."

        The Company recorded expense of $103.0 million, $285.0 million and $127.0 million through the provision for credit losses on loans and leases, excluding covered loans, in 2010, 2009 and 2008, respectively. The provision reflects management's continuing assessment of the credit quality of the

Company's loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See "Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments" for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

        Nonaccrual loans, excluding covered loans, decreased to $190.9 million at December 31, 2010, from $388.7 million at December 31, 2009. The decrease in nonaccrual loans relates primarily to the real estate construction, commercial and commercial real estate mortgage loan portfolios. Total nonperforming assets, excluding covered assets, were $248.2 million, or 2.17 percent of total loans and leases and OREO, excluding covered assets, at December 31, 2010. This compares with $442.0 million, or 3.62 percent, at the end of 2009.

        Net loan charge-offs were $130.3 million, or 1.13 percent of total loans and leases, excluding covered loans, for the year ended December 31, 2010, compared with net loan charge-offs of $225.9 million and $68.5 million for the years ended December 31, 2009 and 2008, respectively. The decrease in net charge-offs in 2010 compared to 2009 occurred primarily in the Company's commercial and real estate construction loan portfolios.

        Covered loans represent loans acquired from the FDIC that are subject to a loss sharing agreement, and are primarily accounted for as acquired impaired loans under ASC 310-30. The provision for losses on covered loans is the expense recognized in the consolidated statements of income related primarily to impairment losses resulting from the Company's quarterly review and update of cash flow projections on its covered loan portfolio. In 2010, the Company recorded provision for losses on covered loans of $76.2 million. Approximately $0.4 million of the provision on covered loans related to a small population of acquired loans that are outside the scope of ASC 310-30. The loss on covered loans is mainly the result of lower projected interest cash flows due to the Company's revised default forecasts, though credit losses remain in line with previous expectations. Revisions to the default forecasts in 2010 are based on the results of management's review of the credit quality of the covered loans and the analysis of the loan performance data since the acquisition of the covered loans. The Company will continue updating cash flow projections on the covered loans on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional impairments may be recognized in the future.

        As of December 31, 2010, the allowance for loan losses for covered loans was $67.4 million. There was no allowance for loan losses for covered loans as of December 31, 2009. The allowance is included in Covered loans on the consolidated balance sheets.

        Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. At December 31, 2010, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual status. Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $2.6 million of acquired covered loans that were on nonaccrual status and were considered to be impaired.

        Credit quality will be influenced by underlying trends in the economic cycle, particularly in California and Nevada, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Noninterest Income

        Noninterest income for the year totaled $361.4 million, an increase of 24 percent, from $292.2 million in 2009. Noninterest income increased 9 percent, between 2009 and 2008. Noninterest income represented 33 percent of total revenues in 2010, compared with 32 percent and 31 percent in 2009 and 2008, respectively.

        A breakdown of noninterest income by category is provided in the table below:

Analysis of Changes in Noninterest Income

		Increase (Decrease)			Increase (Decrease)
(in thousands) (1)	2010	Amount	%	2009	Amount	%	2008
Trust and investment fees	$134,727	$17,665	15.1	$117,062	$(15,152)	(11.5)	$132,214
Brokerage and mutual fund fees	23,742	(4,190)	(15.0)	27,932	(45,514)	(62.0)	73,446

Total wealth management fees	158,469	13,475	9.3	144,994	(60,666)	(29.5)	205,660
Cash management and deposit transaction fees	47,593	(4,076)	(7.9)	51,669	3,362	7.0	48,307
International services fees	31,297	290	0.9	31,007	(1,442)	(4.4)	32,449
Bank-owned life insurance	2,736	(317)	(10.4)	3,053	301	10.9	2,752
FDIC loss sharing income, net	63,335	62,612	8,660.0	723	723	NM	—
Other noninterest income	29,407	5,979	25.5	23,428	(5,532)	(19.1)	28,960

Total noninterest income before gain (loss)	332,837	77,963	30.6	254,874	(63,254)	(19.9)	318,128
Gain (loss) on disposal of assets	2,837	1,561	122.3	1,276	1,629	461.5	(353)
Gain on acquisition	27,339	(10,867)	(28.4)	38,206	38,206	NM	—
Gain (loss) on sale of securities	393	(13,893)	(97.2)	14,286	15,797	1,045.5	(1,511)
Impairment loss on securities	(2,031)	14,414	87.6	(16,445)	32,835	66.6	(49,280)

Total noninterest income	$361,375	$69,178	23.7	$292,197	$25,213	9.4	$266,984

NM—Not
meaningful.

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

Wealth Management

        The Company provides various trust, investment, brokerage and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank's wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. A portion of these fees is based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Trust and investment fees were $134.7 million, an increase of 15 percent from $117.1 million for 2009. Money market mutual fund and brokerage fees were $23.7 million, down 15 percent from $27.9 million for 2009, due to lower balances, historically low short-term interest rates and reduced spreads on brokerage transactions.

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

	December 31,
			% Change
(in millions)	2010	2009
Assets Under Management	$36,754	$35,239	4
Assets Under Administration
Brokerage	5,929	4,733	25
Custody and other fiduciary	15,788	15,147	4

Subtotal	21,717	19,880	9

Total assets under management or administration (1)	$58,471	$55,119	6

(1)
Excludes $21.32 billion and $13.41 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of December 31, 2010 and December 31, 2009, respectively.

        AUM increased 4 percent and assets under management or administration increased 6 percent from December 31, 2009. The increase in AUM was due to higher equity market values as well as new custodial business.

        A distribution of AUM by type of investment is provided in the following table:

	% of AUM
Investment (1)	December 31, 2010	December 31, 2009
Equities	40%	36%
U.S. fixed income	25	27
Cash and cash equivalents	19	21
Other (2)	16	16

	100%	100%

(1)
Excludes assets under management for asset managers in which the Company held a noncontrolling interest as of December 31, 2010 and 2009.

(2)
Includes private equity and other alternative investments.

Other Noninterest Income

        Cash management and deposit transaction fees for 2010 were $47.6 million, down 8 percent from 2009, compared with a 7 percent increase in 2009 from 2008. The decreases were due to higher deposit balances, the low interest rate environment, and lower gross charges.

        International services income for 2010 was $31.3 million compared to $31.0 million in 2009 and $32.4 million in 2008. International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates. There was a slight improvement in income from 2009 to 2010 compared to the decrease in 2009 from 2008, which reflected the impact of the slowdown in the global economy on the demand for services during that period of time.

        Income and expense from FDIC loss-sharing agreements is reflected in FDIC loss sharing income, net. This balance includes discount accretion and gain on the FDIC indemnification asset and expense from the reduction of the FDIC indemnification asset upon the removal of loans, OREO and unfunded loan commitments. Loans are removed when they have been fully paid off, fully charged off, or transferred to OREO. Net FDIC loss sharing income also includes income recognized on the portion of expenses related to covered assets that are reimbursable by the FDIC, net of income due to the FDIC, as well as the income statement effects of other loss-share transactions. The following table provides the components of FDIC loss sharing income, net for the years ended December 31, 2010 and 2009:

	For the year ended December 31,
(in thousands)	2010	2009
Indemnification asset accretion	$9,185	$723
Gain on indemnification asset	52,061	—
Removal of indemnification asset	(29,543)	—
Net FDIC reimbursement for OREO and loan expenses	41,210	—
Net reimbursement to FDIC for gains and losses on OREO sales	(3,549)	—
Increase in FDIC clawback liability	(3,264)	—
Other	(2,765)	—

Total FDIC loss sharing income, net	$63,335	$723

        Net FDIC loss sharing income was $63.3 million for 2010, compared with $0.7 million for 2009. The increase in FDIC loss sharing income from 2009 to 2010 was a result of a partial year of activity relating to the ICB acquisition in December 2009 and the FDIC-assisted acquisitions of FPB and SWB in May 2010. In 2010, the Company recognized $52.1 million of income on the FDIC indemnification asset as a result of revisions of the Company's projected cash flows forecast on its covered loans.

        Net gain on disposal of assets was $2.8 million in 2010, compared to $1.3 million in 2009. Net loss on sale of other assets was $0.4 million in 2008. The net gain in 2010 is primarily attributable to gains recognized on the sale of OREO, partially offset by a $5.0 million charge for the write-off of a Community Reinvestment Act-related receivable.

        Other income was $29.4 million in 2010 compared to $23.4 million in 2009 and $29.0 million in 2008. Other income for 2010 includes $21.2 million of net gains recorded on the transfer of covered loans to OREO, as well as additional income from the amortization of the fair value on unfunded loan commitments acquired in the FDIC-assisted acquisitions. The increase in other income from 2009 was also the result of improved market valuations on trading securities and lower impairment losses on private equity investments. The increases in other income was partially offset by total charges of $19.1 million recognized on the early extinguishment of debt and a $5.9 million loss related to one of the Company's affiliated investment advisors.

        The Company recognized $27.3 million of gain on the acquisitions of FPB and SWB in 2010, compared to a $38.2 million gain on the acquisition of ICB in 2009.

        The Company recognized $0.4 million of net gains on the sale of securities available-for-sale in 2010, compared to $14.3 million of net gains and $1.5 million of net losses on the sale of securities available-for-sale in 2009 and 2008, respectively.

        Impairment losses on securities available-for-sale recognized in earnings were $2.0 million in 2010, a decrease from $16.4 million in 2009 and $49.3 million in 2008. See "Balance Sheet Analysis—Securities" for further discussion of impairment loss on securities available-for-sale.

Noninterest Expense

        Noninterest expense was $751.3 million in 2010, an increase of 29 percent, from $581.1 million in 2009. Noninterest expense decreased 1 percent, in 2009 over 2008. The increase from 2009 to 2010 was due largely to the acquisitions of ICB in December 2009 and FPB and SWB in May 2010. It also reflected higher compensation costs, legal and professional fees, and OREO expenses. The decrease from 2008 to 2009 was due primarily to lower personnel costs, reduced incentive compensation and a salary freeze, offset by higher FDIC costs, legal fees and OREO expense.

        The following table provides a summary of noninterest expense by category:

Analysis of Changes in Noninterest Expense

		Increase (Decrease)			Increase (Decrease)
(in millions) (1)	2010	Amount	%	2009	Amount	%	2008
Salaries and employee benefits	$409,823	$89,547	28.0	$320,276	$(34,237)	(9.7)	$354,513
All Other:
Net occupancy of premises	55,567	5,144	10.2	50,423	909	1.8	49,514
Legal and professional fees	47,641	10,631	28.7	37,010	1,666	4.7	35,344
Information services	30,824	2,989	10.7	27,835	866	3.2	26,969
Depreciation and amortization	25,845	(374)	(1.4)	26,219	4,018	18.1	22,201
Marketing and advertising	23,112	2,986	14.8	20,126	(2,771)	(12.1)	22,897
Office services and equipment	16,381	1,386	9.2	14,995	(553)	(3.6)	15,548
Amortization of intangibles	9,036	1,679	22.8	7,357	(10,381)	(58.5)	17,738
Other real estate owned	63,111	54,186	607.1	8,925	8,356	1,468.5	569
FDIC assessments	29,055	1,002	3.6	28,053	21,811	349.4	6,242
Other operating	40,935	1,067	2.7	39,868	3,640	10.0	36,228

Total all other	341,507	80,696	30.9	260,811	27,561	11.8	233,250

Total noninterest expense	$751,330	$170,243	29.3	$581,087	$(6,676)	(1.1)	$587,763

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

        Salaries and employee benefits expense for 2010 increased to $409.8 million, or 28 percent, from $320.3 million in 2009, primarily due to increased personnel costs from the three FDIC-assisted acquisitions as well as increases in bonuses and incentive compensation. Salaries and employee benefits expense decreased 10 percent in 2009 from 2008 largely due to a reduction in incentive compensation and personnel costs, along with a salary freeze. Full-time equivalent staff increased to 3,178 at December 31, 2010 from 3,017 at December 31, 2009 and 2,989 at December 31, 2008, due primarily to acquisitions.

        Salaries and employee benefits expense for 2010 includes $16.7 million related to share-based compensation plans compared with $14.4 million for 2009 and $14.7 million for 2008. At December 31, 2010, there was $13.0 million of unrecognized compensation cost related to unvested stock options granted under the Company's plans. That cost is expected to be recognized over a weighted average period of 2.3 years. At December 31, 2010, there was $19.0 million of unrecognized compensation cost related to restricted shares granted under the Company's plans. That cost is expected to be recognized over a weighted average period of 3.3 years.

        The remaining noninterest expense categories increased $80.7 million or 31 percent, between 2009 and 2010. The increase is primarily attributable to increased expenses from the Company's three FDIC-assisted acquisitions. The Company recognized a $10.6 million, or 28 percent, increase in legal and professional fees, and a $54.2 million or 607 percent, increase in OREO expense. The majority of the increase in OREO expense was attributable to FDIC-covered OREO. Of the qualified covered asset-related expenses, 80 percent is reimbursed by the FDIC and reflected in FDIC loss sharing income, net in the noninterest income section of the consolidated statements of income.

        The following table provides OREO expense for non-covered OREO and covered OREO:

	For the year ended December 31,
(in thousands)	2010	2009	2008
Non-covered OREO expense
Valuation write-downs	$18,857	$4,385	$—
Holding costs and foreclosure expense	$2,441	4,428	569

Total non-covered OREO expense	$21,298	$8,813	$569

Covered OREO expense
Valuation write-downs	$24,809	$—	$—
Holding costs and foreclosure expense	$17,004	112	—

Total covered OREO expense	$41,813	$112	$—

Total OREO expense	$63,111	$8,925	$569

        The remaining noninterest expense categories for 2009 increased $27.6 million or 12 percent, from 2008. The increase was primarily attributable to higher FDIC costs, which grew $21.8 million from 2008, due to higher assessment rates and higher deposit levels. Total FDIC costs for 2009 also included the Company's $8.0 million share of a special assessment levied against all FDIC-insured deposits. Other real estate owned expenses were $8.9 million in 2009 compared to $0.6 million in prior year due to increased OREO activity. Other operating expenses grew 10 percent from prior year.

        Net income attributable to noncontrolling interest (formerly minority interest expense), representing noncontrolling ownership interests in the net income of affiliates, increased to $3.9 million in 2010, from $0.7 million in 2009 and $5.4 million in 2008. The increase in 2010 compared to 2009 was primarily due to a general return to profitability for the Company's majority-owned wealth management affiliates. The decrease in 2009 compared to 2008 was primarily due to declining income of the wealth-management affiliates.

Segment Operations

        The Company's reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 22 of the Notes to Consolidated Financial Statements.

Commercial and Private Banking

Comparison of 2010 to 2009

        Net income for the Commercial and Private Banking segment increased to $92.0 million for 2010 from $38.1 million for 2009. The increase in net income compared with the prior year was due to growth in net interest income, a lower provision for credit losses and higher noninterest income. Increases in revenue were offset in part by increased expenses associated with the FDIC-assisted acquisitions and increased OREO expense. Net interest income for 2010 was $700.6 million, an increase of 12 percent from $623.0 million for 2009. The increase in net interest income was primarily due to covered loans acquired in the three FDIC-assisted acquisitions that occurred in December 2009 and May 2010. In addition, net interest income for the current year includes $20.6 million of interest income from the accelerated accretable yield recognition on FDIC-covered loans that were paid off or fully charged off during the year. Average loans, excluding covered loans, decreased to $11.53 billion, or by 6 percent, for 2010 compared with the year earlier. The decrease in average loans for the year reflects lower loan demand due to challenging business and economic conditions, along with a reduction in the amount of problem loans. Average covered loans were $1.94 billion for 2010 and $66.5 million for 2009. Average deposits increased by 31 percent to $17.29 billion for 2010 from $13.22 billion for 2009. The growth in average deposits compared with the prior year was driven by the FDIC-assisted acquisitions, new clients and growth in liquidity of existing clients.

        Provision for credit losses on loans and leases, excluding covered loans, decreased to $103.0 million for 2010 from $285.0 million for 2009. Provision for losses on covered loans was $76.2 million for 2010. There was no provision recorded on covered loans in 2009. Refer to page 58 for further discussion of the provision.

        Noninterest income increased to $277.2 million for 2010 from $203.9 million for 2009, a 36 percent increase. The increase is primarily due to higher FDIC loss sharing income related to the acquired banks which increased to $63.3 million in 2010 from $0.7 million in 2009. Noninterest expense, including depreciation and amortization, increased to $640.0 million, or by 34 percent, for 2010 from $476.2 million for the year earlier. Noninterest expense for the current year increased as a result of the three bank acquisitions and higher OREO expense, a large portion of which is reimbursable by the FDIC. FDIC reimbursement for OREO expense is recognized in noninterest income.

Comparison of 2009 to 2008

        Net income for the Commercial and Private Banking segment decreased by $87.6 million, or 70 percent, to $38.1 million for 2009 from $125.8 million for 2008. The decrease in net income for 2009 compared with the prior year was the result of a higher provision for credit losses and lower noninterest income. Net interest income decreased to $623.0 million for 2009 from $628.5 million for 2008. The favorable impact of loan growth on net interest income in 2009 was offset by a lower net interest margin which was impacted by historically low interest rates. Average loan balances, excluding covered loans, increased to $12.26 billion for 2009 from $12.01 billion for 2008. Average deposits grew by 22 percent to $13.22 billion for 2009 from $10.87 billion for the previous year. Noninterest income increased 9 percent to $203.9 million for 2009 from $187.6 million for 2008. Decreases in trust and investment fees and brokerage and mutual fund fees from the prior year were offset by a $38.2 million gain on a bank acquisition. Noninterest expense, including depreciation and amortization, was $476.2 million for 2009 and $472.3 million for 2008. Reductions in personnel costs were offset by increases in FDIC insurance premiums and OREO expense in 2009.

Wealth Management

Comparison of 2010 to 2009

        The Wealth Management segment had net income attributable to City National Corporation ("CNC") of $0.9 million for 2010, a decrease from $2.8 million for 2009. Increases in fee income for the current year resulting from improving conditions in the financial markets were partially offset by increases in noninterest expense. Refer to Noninterest Income—Wealth Management for a discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, increased by 7 percent to $154.1 million for 2010 from $144.5 million for the year earlier. Noninterest expense for 2010 includes a $5.9 million impairment charge related to an affiliated investment advisor.

Comparison of 2009 to 2008

        The Wealth Management segment had net income attributable to CNC of $2.8 million for 2009, a decrease of $26.5 million, or 90 percent, from $29.4 million for 2008. The decrease in net income compared with the previous year is a result of fee waivers on the money market funds due to the low interest rate environment, low equity market valuations, lower trading activity and narrower spreads at the broker dealer. Additionally, noninterest income for 2009 includes a $2.1 million one-time charge related to the deconsolidation of an asset management affiliate. Noninterest expense, including depreciation and amortization, declined by 10 percent to $144.5 million for 2009 from $161.3 million for 2008. The decrease in noninterest expense compared with the year earlier is due to lower compensation costs that reflect lower incentive levels and staff count reductions, and noninterest expense for 2008 includes a $9.4 million impairment write down of a contract intangible. Decreases in noninterest expense for 2009 were partially offset by expenses related to Lee Munder Capital Group, an institutional asset management firm that was acquired in July 2009.

Other

Comparison of 2010 to 2009

        Net income attributable to CNC for the Other segment increased to $38.3 million for 2010, from $10.3 million for 2009. Net interest income increased to $28.0 million for 2010 from $1.3 million of net interest expense for 2009. Net interest income for the current year was favorably impacted by the change in the earning-asset mix which is largely due to the acquired loan portfolio. Loans receive a higher funding charge from the Asset Liability Funding Center ("Funding Center") than other types of earning assets which results in higher revenue in the Funding Center. The Funding Center has also experienced a decrease in net funding costs due to the low interest rate environment. Noninterest income for the current year included a $12.3 million charge for the early retirement of debt and a $6.8 million charge for the redemption of trust preferred securities. Noninterest income for 2010 also reflects an increase in the elimination of intersegment revenues (recorded in Other segment) compared with 2009 due to higher trust and investment fee income. Impairment losses on securities available-for-sale decreased to $2.0 million in 2010 from $16.4 million a year earlier.

Comparison of 2009 to 2008

        Net income attributable to CNC for the Other segment was $10.4 million for 2009 compared with a net loss of $50.2 million for 2008. Net interest expense was $1.3 million for 2009 compared with $31.9 million for the prior year. Net interest expense was favorably impacted by lower net funding costs in the Asset Liability Funding Center due to the decline in interest rates in 2009 and growth in core deposits. Noninterest income for 2009 reflects a significant reduction in the elimination of intersegment revenues compared with 2008 resulting from declines in trust, investment and brokerage fees. .Additionally, net securities losses, which include securities sales net of impairment charges, decreased to $2.2 million for 2009 from $50.8 million for 2008.

Income Taxes

        The Company recognized income tax expense of $26.1 million in 2010, compared to a tax benefit of $1.9 million in 2009 and tax expense of $41.8 million in 2008. The effective tax rate for 2010 was equal to 16.2 percent of pretax income, compared to a tax benefit of 3.8 percent of pretax income for 2009 and effective tax rate of 27.5 percent of pretax income for 2008. The tax benefit in 2009 was attributable to lower income for the year and permanent tax differences that do not vary directly with the level of income and therefore have a larger relative impact on the effective tax rate when earnings are lower. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds and bank-owned life insurance and other adjustments.

        The Company had net deferred tax assets of $105.4 million and $164.0 million as of December 31, 2010 and 2009, respectively.

        In May 2010, the California Franchise Tax Board closed its audits for the years 1998 through 2004 and settled litigation related to various refund claims and other pending matters under review. Under the terms of the settlement, the Company received $29 million in tax credits, which added approximately $19 million to the Company's net income in 2010. During the year, the Company also recorded an adjustment to correct certain deferred tax accounts related to revisions of book and tax basis differences established in previous years related to its wealth management affiliates, low income housing investments and fixed assets. The net effect of the adjustment was a reduction of the deferred tax asset and a corresponding tax expense of $4.3 million.

        Excluding the $19 million tax credit and $4.3 million expense relating to revisions to correct certain deferred tax accounts, the effective tax rate was 25.3 percent for 2010. Management believes that this non-GAAP financial measure enhances the comparability of the financial results with prior periods as well as to highlight the effects of the above items in 2010. The Company believes that investors may find it useful to see these non-GAAP financial measures to analyze the Company's effective tax rate without the impact of these items.

        The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Internal Revenue Service ("IRS") completed its audits of the Company for the tax year 2009 resulting in no material financial statement impact. The Company is currently being audited by the IRS for 2010. The Company is also currently under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The potential financial statement impact, if any, resulting from the completion of these audits is expected to be minimal.

        From time to time, there may be differences in opinions with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer "more likely than not" to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any tax positions for which previously recognized benefits were derecognized during the year ended December 31, 2010.

        See Note 17 of the Notes to Consolidated Financial Statements for further discussion of income taxes.

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

Liquidity Risk

        Liquidity risk results from the mismatching of asset and liability cash flows. Funds for this purpose can be obtained in cash markets, by borrowing, or by selling certain assets. The objective of liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Company's operations and meet obligations and other commitments on a timely basis and at a reasonable cost. The Company achieves this objective through the selection of asset and liability maturity mixes that it believes best meet its needs. The Company's liquidity position is enhanced by its ability to raise additional funds as needed in the wholesale markets. Liquidity risk management is an important element in the Company's ALCO process, and is managed within limits approved by the Board of Directors and guidelines set by management. Attention is also paid to potential outflows resulting from disruptions in the financial markets or to unexpected credit events. These factors are incorporated into the Company's contingency funding analysis, and provide the basis for the identification of primary and secondary liquidity reserves.

        In recent years, the Company's core deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 88 percent and 86 percent of funding for average total assets in 2010 and 2009, respectively. Strong core deposits are indicative of the strength of the Company's franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

        The following table provides information on other short-term funding sources:

	2010			2009			2008
(in thousands)	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate
Federal funds purchased	$—	$29,131	0.10%	$426,779	$214,672	0.16%	$708,157	$896,676	2.18%
Securities sold under repurchase agreements	—	134,178	3.92	200,000	200,000	3.98	200,000	202,055	3.97
Other short-term borrowings	620	711	0.08	690	52,298	0.63	124,500	667,457	2.69

Total	$620	$164,020	3.23%	$627,469	$466,970	1.85%	$1,032,657	$1,766,188	2.58%

Maximum month-end balance
Federal funds purchased	$99,394			$689,202			$1,361,678
Securities sold under repurchase agreements	200,000			200,000			206,277
Other short-term borrowings	750			121,859			955,000

        Reliance on short-term wholesale or market sources of funds declined steadily during 2010, ending the year near zero. These funding sources, on average, totaled $0.16 billion and $0.47 billion in 2010 and 2009, respectively. The Company's liquidity position was further strengthened through increased longer-term borrowings which rose to $0.85 billion on average in 2010 from $0.54 billion in 2009. A portion of this increase in longer-term borrowings was used to redeem TARP preferred stock. Market sources of funds comprise a relatively modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company's treasury department.

        Liquidity is further provided by assets such as federal funds sold, balances held at the Federal Reserve Bank, and trading account securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $0.89 billion during 2010 compared with $0.52 billion in 2009. In addition, the Company has committed and unutilized borrowing capacity of $3.23 billion as of December 31, 2010, secured by collateral, from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company's investment portfolio also provides a substantial secondary liquidity reserve. The portfolio of securities available-for-sale averaged $4.62 billion and $3.23 billion in 2010 and 2009, respectively. The unpledged portion of securities available-for-sale at December 31, 2010 totaled $4.67 billion. These securities could be used as collateral for borrowing or a portion could be sold. Maturing loans provide additional liquidity, and $2.84 billion, or 21 percent, of the Company's loans are scheduled to mature in 2011.

Interest Rate Risk

        Interest rate risk is inherent in financial services businesses. Interest rate risk results from assets and liabilities maturing or repricing at different times; assets and liabilities repricing at the same time but in different amounts or from short-term and long-term interest rates changing by different amounts (changes in the yield curve).

        The Company has established two primary measurement processes to quantify and manage exposure to interest rate risk: net interest income simulation modeling and economic value of equity analysis. Net interest income simulations are used to identify the direction and severity of interest rate risk exposure across a 12 and 24 month forecast horizon. Economic value of equity calculations are used to estimate the price sensitivity of shareholders' equity to changes in interest rates. The Company also uses gap analysis to provide insight into structural mismatches of asset and liability cash flows.

        Net Interest Income Simulation:    As part of its overall interest rate risk management process, the Company performs stress tests on net interest income projections based on a variety of factors, including interest rate levels, changes in the relationship between the prime rate and short-term interest rates, and the shape of the yield curve. The Company uses a simulation model to estimate the severity of this risk and to develop mitigation strategies, including interest-rate hedges. The magnitude of the change in rates is determined from historical volatility analysis. The assumptions used in the model are updated periodically and reviewed and approved by ALCO. In addition, the Board of Directors has adopted limits within which interest rate exposure must be contained. Within these broader limits, ALCO sets management guidelines to further contain interest rate risk exposure.

        The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at December 31, 2010 as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loans and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans, increase 10 percent per year compared to the base case. Similarly, deposits decline 5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

        As of December 31, 2010, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly impact asset yields or liability costs, nor have a meaningful effect on net interest margin. At December 31, 2010, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 3.0 percent in year one and a 13.2 percent increase in year two. This compares to an increase in projected net interest income of 1.7 percent in year one and a 7.6 percent increase in year two at December 31, 2009. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in non-rate sensitive deposits, TARP repayment and other balance sheet changes related to the recent acquisitions. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 4.4 percent in year one and 16.7 percent increase in year two. The Company's interest rate risk exposure remains within Board limits and ALCO guidelines.

        The company's loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company's loan portfolio by major loan category as of December 31, 2010. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Total Loans
Commercial	$1,908	$1,462	$3,370	$38	$1,106	$4,514
Commercial real estate mortgages	225	438	663	83	1,212	1,958
Residential mortgages	40	6	46	1,869	1,637	3,552
Real estate construction	289	150	439	—	29	468
Equity lines of credit	734	—	734	—	—	734
Installment	94	—	94	—	66	160
Covered loans	140	49	189	1,334	335	1,858

Total loans and leases	$3,430	$2,105	$5,535	$3,324	$4,385	$13,244

Percentage of portfolio	26%	16%	42%	25%	33%	100%

        Certain floating rate loans have a "floor" rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At December 31, 2010, $5.54 billion (42 percent) of the Company's loan portfolio was floating rate, of which $2.98 billion (54 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.48 billion (27 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $146 million of floating rate loans have floors that are more than 2.00 percent above the contractual rate formula. Thus, the yield on the Company's floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of December 31, 2010:

		Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
	Loans with No Floor and Current Rate Greater than Floor
(in millions)		< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$1,429	$1,180	$743	$78	$3,430
LIBOR	1,549	301	187	68	2,105

Total floating rate loans	$2,978	$1,481	$930	$146	$5,535

% of total floating rate loans	54%	27%	17%	2%	100%

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

        The model indicates that the EVE is somewhat vulnerable to a sudden and substantial increase in interest rates. As of December 31, 2010, a 200-basis-point increase in interest rates results in a 4.0 percent decline in EVE. This compares to a 5.0 percent decline a year-earlier. Measurement of a 200 basis point decrease in rates as of December 31, 2010 and December 31, 2009 are not meaningful due to the current low rate environment.

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

        Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest rate risk management instruments had $5.3 million of credit risk exposure at December 31, 2010 and $8.0 million as of December 31, 2009. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company's swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. As of December 31, 2010, collateral valued at $12.8 million, comprised of securities valued at $9.7 million and cash of $3.1 million, had been received from swap counterparties. At December 31, 2009, collateral valued at $16.6 million had been received from swap counterparties. Additionally, the Company delivered collateral valued at $8.5 million on swap agreements at December 31, 2010.

        As of December 31, 2010, the Company had $365.9 million notional amount of interest-rate swap hedge transactions, all of which of which were designated as fair value hedges. There were no cash flow hedges outstanding at December 31, 2010. The positive fair value of the fair value hedges of $20.1 million is recorded in other assets. It includes a mark-to-market asset of $21.4 million and net interest receivable of $1.8 million, less $3.1 million of cash collateral received from a counterparty. The balance of deposits and borrowings reported in the consolidated balance sheet include a $21.4 million mark-to-market adjustment associated with interest-rate hedge transactions.

        The hedged subordinated debt and other long-term debt consists of City National Bank 10-year subordinated notes with a face value of $147.8 million due on September 1, 2011 and City National Corporation senior notes with a face value of $208.2 million due on February 15, 2013.

        Amounts to be paid or received on the cash flow hedge interest-rate swaps are reclassified into earnings upon receipt of interest payments on the underlying hedged loans. The amount of gains on cash flow hedges reclassified from AOCI to interest income was $8.5 million for 2010.

        The following table is a summary of fair value and cash flow hedges:

	December 31, 2010				December 31, 2009
(in millions)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)
Fair Value Hedge
Interest Rate Swap
Certificates of deposit	$10.0	$0.3		0.4	$20.0	$0.9		0.9
Long-term and subordinated debt	355.9	19.8		1.3	358.2	27.7		2.3

Total fair value hedge swaps	365.9	20.1		1.3	378.2	28.6		2.2

Cash Flow Hedge
Interest Rate Swap
US Dollar LIBOR based loans	—	—		—	350.0	6.6		1.6
Prime based loans	—	—		—	100.0	1.9		0.6

Total cash flow hedge swaps	—	—		—	450.0	8.5		1.4

Fair Value and Cash Flow Hedge
Interest Rate Swaps	$365.9	$20.1	(1)	1.3	$828.2	$37.1	(1)	1.8

(1)
Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset net of cash collateral received, mark-to-market liability (if applicable), and net interest receivable or payable.

        The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

        The table below shows the notional amounts of the Company's interest-rate swap maturities and average rates at December 31, 2010 and December 31, 2009. Average interest rates on variable-rate instruments are based upon the Company's interest rate forecast.

Interest Rate Swap Maturities and Average Rates

(in millions)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
December 31, 2010
Notional amount	$157.7	$—	$208.2	$—	$—	$—	$365.9	$20.1
Weighted average rate received	5.57%	—	4.39%	—	—	—	4.90%
Weighted average rate paid	0.29%	—	0.29%	—	—	—	0.29%

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
December 31, 2009
Notional amount	$185.0	$335.0	$—	$308.2	$—	$—	$828.2	$37.1
Weighted average rate received	5.41%	4.25%	—	3.59%	—	—	4.26%
Weighted average rate paid	1.46%	0.47%	—	0.26%	—	—	0.61%

Other Derivatives

        The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated third parties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At December 31, 2010 and 2009, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $1.13 billion.

Market Risk-Foreign Currency Exchange

        The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. The Company's policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At December 31, 2010, the Company's outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $78.2 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $1.3 million and $1.0 million, respectively.

BALANCE SHEET ANALYSIS

        Total assets were $21.35 billion at December 31, 2010, compared to $21.08 billion at December 31, 2009. Average assets were $21.16 billion for 2010, an increase of 19 percent from $17.71 billion for 2009.

        Total average interest-earning assets were $19.27 billion in 2010, compared to $16.32 billion in 2009.

Securities

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale:

	December 31, 2010		December 31, 2009
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury	$14,070	$14,113	$73,597	$73,597
Federal agency—Debt	1,142,520	1,142,328	659,716	656,721
Federal agency—MBS	540,768	551,346	552,691	555,157
CMOs—Federal agency	3,442,238	3,497,147	2,294,676	2,306,111
CMOs—Non-agency	126,819	118,295	272,262	241,329
State and municipal	334,596	343,380	368,454	378,639
Other debt securities	50,564	43,630	82,163	76,506

Total debt securities	5,651,575	5,710,239	4,303,559	4,288,060
Equity securities and mutual funds	6,545	10,436	15,861	18,698

Total securities	$5,658,120	$5,720,675	$4,319,420	$4,306,758

        At December 31, 2010, the fair value of securities available-for-sale totaled $5.72 billion, an increase of $1.41 billion, or 33 percent from December 31, 2009. The increase in securities was primarily a result of strong deposit growth and improving market values. The increase was partially offset by scheduled maturities of $1.57 billion, paydowns of $849.2 million and proceeds from securities sales of $574.5 million. The average duration of total securities available-for-sale at December 31, 2010 and 2009 was 2.8 and 2.9 years, respectively.

        At December 31, 2010, the securities available-for-sale portfolio had a net unrealized gain of $62.6 million, comprised of $100.4 million of unrealized gains and $37.8 million of unrealized losses. At December 31, 2009, the securities available-for-sale portfolio had a net unrealized loss of $12.7 million, comprised of $46.0 million of unrealized gains and $58.6 million of unrealized losses. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a component of other comprehensive income.

        Of the total securities available-for-sale portfolio of $5.72 billion at December 31, 2010, approximately 91 percent of the portfolio is invested in securities issued by the U.S. Treasury or U.S. government agencies. Two percent of the portfolio is invested in non-agency collateralized mortgage obligation securities ("Non-agency CMO") and 6 percent is invested in state and municipal securities.

        The municipal bond market experienced significant volatility in late 2010, mainly due to technical factors and certain highly publicized events. A heavy calendar of new issues and elimination of federal tax incentives combined with growing concerns about the financial health of U.S. municipalities put pressure on municipal bond prices. At December 31, 2010, the Company had $343.4 million of state and municipal securities, of which all rated bonds are investment grade, and 94 percent are rated at least A2/A by Moody's Investor Service or Standard and Poor's. The Company's holdings in state and municipal securities are well diversified by issuer and geographic area, which lessens the Company's exposure to any single adverse event. There were no other-than-temporary impairment losses recognized in this portfolio for 2010, 2009 and 2008. The Company continues to monitor the municipal bond market and its state and municipal securities portfolio.

        The Company recognized $0.4 million of net realized gains on the sale of securities available-for-sale in 2010, which related primarily to the sale of CMOs, mortgage-backed securities and mutual funds. The following table provides the gross realized gains and losses on the sales of securities available-for-sale for 2010, 2009 and 2008:

	For the year ended December 31,
(in thousands)	2010	2009	2008
Gross realized gains	$6,915	$22,696	$2,642
Gross realized losses	(6,522)	(8,410)	(4,153)

Net realized gains (losses)	$393	$14,286	$(1,511)

        Interest income on securities available-for-sale is comprised of: (i) taxable interest income of $123.7 million, $108.2 million and $86.1 million for the years ended December 31, 2010, 2009, and 2008, respectively, (ii) nontaxable interest income of $12.2 million, $14.4 million and $15.1 million for the years ended December 31, 2010, 2009, and 2008, respectively, and (iii) dividend income of $0.8 million, $1.2 million and $3.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

        The following table provides the expected remaining maturities of debt securities included in the securities portfolio at December 31, 2010, except for mortgage-backed securities which are allocated according to their average expected maturities. Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total
U.S. Treasury	$4,019	$10,094	$—	$—	$14,113
Federal agency—Debt	495,689	551,001	95,638	—	1,142,328
Federal agency—MBS	49	292,374	199,956	58,967	551,346
CMOs—Federal agency	501,626	2,506,534	443,371	45,616	3,497,147
CMOs—Non-agency	32,361	49,997	35,937	—	118,295
State and municipal	36,399	155,974	96,103	54,904	343,380
Other	6,576	9,979	27,075	—	43,630

Total debt securities	$1,076,719	$3,575,953	$898,080	$159,487	$5,710,239

Amortized cost	$1,069,907	$3,509,682	$911,567	$160,419	$5,651,575

Impairment Assessment

        The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary. Impairment is considered other-than-temporary when it becomes probable that an investor will be unable to recover the cost of an investment. The Company's impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and whether the Company does not intend to sell the security and it is not more likely than not it will be required to sell the security prior to recovery of its amortized cost basis. If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value.

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

Securities Deemed to be Other-Than-Temporarily Impaired

        Through the impairment assessment process, the Company determined that certain securities were other-than-temporarily impaired at December 31, 2010. The Company recorded impairment losses in earnings on securities available-for-sale of $2.0 million for the year ended December 31, 2010. The $7.5 million non-credit portion of impairment recognized at December 31, 2010 was recorded in AOCI. The Company recorded impairment losses in earnings on securities available-for-sale of $16.4 million and $49.3 million in 2009 and 2008, respectively.

        The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

	For the year ended December 31,
(in thousands) Impairment Losses on Other-Than-Temporarily Impaired Securities	2010	2009	2008
Non-agency CMOs	$1,738	$4,409	$—
Collateralized debt obligation income notes	—	9,282	18,088
Perpetual preferred stock	293	1,124	21,884
Equity securities and mutual funds	—	1,630	9,308

Total	$2,031	$16,445	$49,280

        The following table provides a rollforward of credit-related other-than-temporary impairment recognized in earnings for the years ended December 31, 2010 and 2009. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an "Initial credit-related impairment" if the period reported is the first time the security had a credit impairment. A credit-related other-than-temporary impairment is reflected as a "Subsequent credit-related impairment" if the period reported is not the first time the security had a credit impairment.

	For the year ended December 31,
(in thousands)	2010	2009
Balance, beginning of period	$17,707	$8,083
Subsequent credit-related impairment	1,712	5,215
Initial credit-related impairment	26	4,409

Balance, end of period	$19,445	$17,707

Non-agency CMOs

        During 2010 and 2009, the Company identified certain non-agency CMOs that were considered to be other-than-temporarily impaired because the present value of expected cash flows was less than cost. These securities have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security. Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized credit-related impairment losses in earnings on its investments in certain non-agency CMOs totaling $1.7 million and $4.4 million in 2010 and 2009, respectively. The remaining other-than-temporary impairment for these securities at December 31, 2010 and 2009 was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates.

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

        The Company recorded a $9.3 million impairment loss in earnings on its investment in Income Notes in the first quarter of 2009 prior to their transfer to trading securities and $18.1 million of impairment losses in 2008.

Perpetual Preferred Stock

        The adjusted cost basis of the Company's investment in perpetual preferred stock issued by Freddie Mac ("FRE") and Fannie Mae ("FNM") was $0.3 million at December 31, 2010, compared with a fair value of $0.5 million, indicating that these securities were not impaired at year end. The Company recognized impairment losses on these securities of $0.3 million, $1.1 million and $21.9 million in 2010, 2009 and 2008, respectively, following the action taken by the Federal Housing Finance Agency to place these government-sponsored agencies into conservatorship and eliminating the dividends on their preferred shares. The $0.3 million impairment loss recognized in 2010 followed the voluntary delisting of FRE and FNM shares from the NYSE in June 2010. These shares currently trade on the OTC Bulletin Board.

Mutual Funds

        The adjusted cost basis of available-for-sale mutual funds was $6.2 million at December 31, 2010, compared with a fair value of $9.9 million, reflecting an unrealized gain of $3.7 million. The Company recognized impairment losses of $1.6 million and $2.2 million on its investments in mutual funds in 2009 and 2008, respectively.

        The following table provides a summary of the gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009. The table includes investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit-related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
December 31, 2010
U.S. Treasury	$5,028	$4	$—	$—	$5,028	$4
Federal agency—Debt	561,205	5,221	—	—	561,205	5,221
Federal agency—MBS	109,381	2,801	—	—	109,381	2,801
CMOs—Federal agency	755,751	10,585	—	—	755,751	10,585
CMOs—Non-agency	7,718	18	61,571	9,653	69,289	9,671
State and municipal	25,845	558	700	57	26,545	615
Other debt securities	—	—	14,407	8,952	14,407	8,952

Total securities	$1,464,928	$19,187	$76,678	$18,662	$1,541,606	$37,849

December 31, 2009
U.S. Treasury	$59,995	$2	$—	$—	$59,995	$2
Federal agency—Debt	437,548	3,646	—	—	437,548	3,646
Federal agency—MBS	285,328	4,055	—	—	285,328	4,055
CMOs—Federal agency	634,732	12,206	—	—	634,732	12,206
CMOs—Non-agency	35,192	428	180,699	30,809	215,891	31,237
State and municipal	18,187	340	4,500	390	22,687	730
Other debt securities	—	—	36,315	6,750	36,315	6,750

Total securities	$1,470,982	$20,677	$221,514	$37,949	$1,692,496	$58,626

        At December 31, 2010, total securities available-for-sale had a fair value of $5.72 billion, which included $1.54 billion of securities available-for-sale in an unrealized loss position as of December 31, 2010. This balance consists of $1.51 billion of temporarily impaired securities and $27.4 million of securities that had non-credit related impairment recognized in AOCI. At December 31, 2010, the Company had 109 debt securities in an unrealized loss position. The debt securities in an unrealized loss position include 1 U.S. Treasury note, 22 Federal agency debt securities, 7 Federal agency MBS, 30 Federal agency CMOs, 12 Non-agency CMOs, 36 state and municipal securities and 1 other debt security. The Company does not consider the debt securities in the above table to be other than temporarily impaired at December 31, 2010.

        Unrealized losses at December 31, 2010 include $10.6 million related to Federal agency CMOs and $9.7 million related to Non-agency CMOs. The unrealized loss on CMOs is primarily the result of higher market interest rates. Additionally, the unrealized loss on Non-agency CMOs reflects the lack of liquidity in this sector of the market. The Company only holds the most senior tranches of each non-agency issue which provides protection against defaults. Other than the $1.7 million credit loss recognized in 2010 on Non-agency CMOs, the Company expects to receive all contractual principal and interest payments due on its CMO debt securities. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high-end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should adverse circumstances develop, the value of these securities could decline and trigger the recognition of further other-than-temporary impairment charges.

        Other debt securities include the Company's investments in two highly rated corporate debt and collateralized bond obligations backed by trust preferred securities ("CDOs") issued by a geographically diverse pool of small- and medium-sized financial institutions. The CDOs held in securities available-for-sale at December 31, 2010 are the most senior tranches for both principal and interest payments. The market for CDOs has been inactive since 2008, accordingly, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $9.0 million unrealized loss at December 31, 2010 which the Company attributes to the illiquid credit markets. The CDOs have collateral that well exceeds the outstanding debt. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

        At December 31, 2009, total securities available-for-sale had a fair value of $4.31 billion, which included $1.69 billion of securities available-for-sale in an unrealized loss position as of December 31, 2009. At December 31, 2009, the Company had 155 debt securities in an unrealized loss position. The debt securities in an unrealized loss position include 1 U.S. Treasury bill, 15 Federal agency securities, 30 Federal agency MBS, 44 Federal agency CMOs, 29 private label CMOs, 32 state and municipal securities and 4 other debt securities.

Loan and Lease Portfolio

        The following table shows the Company's consolidated loans by type of loan and their percentage distribution:

	December 31,
(in thousands)	2010	2009	2008	2007	2006
Commercial	$4,136,874	$4,335,052	$4,433,755	$4,193,436	$3,869,161
Commercial real estate mortgages	1,958,317	2,161,451	2,184,688	1,954,539	1,710,113
Residential mortgages	3,552,312	3,533,453	3,414,868	3,176,322	2,869,775
Real estate construction	467,785	835,589	1,252,034	1,429,761	1,115,958
Equity lines of credit	733,741	734,182	635,325	432,513	404,657
Installment loans	160,144	172,566	173,779	178,195	201,125
Lease financing	377,455	374,615	349,810	265,872	215,216

Loans and leases, excluding covered loans	11,386,628	12,146,908	12,444,259	11,630,638	10,386,005
Less: Allowance for loan and lease losses	(257,007)	(288,493)	(224,046)	(168,523)	(155,342)

Loans and leases, excluding covered loans, net	11,129,621	11,858,415	12,220,213	11,462,115	10,230,663
Covered loans	1,857,522	1,851,821	—	—	—
Less: Allowance for loan losses	(67,389)	—	—	—	—

Covered loans, net	1,790,133	1,851,821	—	—	—

Total loans and leases	$13,244,150	$13,998,729	$12,444,259	$11,630,638	$10,386,005

Total loans and leases, net	$12,919,754	$13,710,236	$12,220,213	$11,462,115	$10,230,663

Commercial	36.3%	35.7%	35.6%	36.1%	37.3%
Commercial real estate mortgages	17.2	17.8	17.6	16.8	16.5
Residential mortgages	31.2	29.1	27.4	27.3	27.6
Real estate construction	4.1	6.9	10.1	12.3	10.7
Equity lines of credit	6.5	6.0	5.1	3.7	3.9
Installment loans	1.4	1.4	1.4	1.5	1.9
Lease financing	3.3	3.1	2.8	2.3	2.1

Loans and leases, excluding covered loans	100.0%	100.0%	100.0%	100.0%	100.0%

        Total loans and leases were $13.24 billion, $14.00 billion, and $12.44 billion at December 31, 2010, 2009, and 2008, respectively. Total loans and leases, excluding covered loans, were $11.39 billion, $12.15 billion and $12.44 billion as of December 31, 2010, 2009 and 2008, respectively. Covered loans represent loans acquired from the FDIC that are subject to loss sharing agreements, and were $1.86 billion and $1.85 billion as of December 31, 2010 and 2009, respectively. Total loans and leases decreased 5 percent, or $0.75 billion, during 2010 compared with 2009. The decline reflects relatively weak loan demand due to challenging business and economic conditions, along with the Company's continued progress in reducing the number of problem loans in its portfolio. The decrease was partially offset by the purchase of loans in the FDIC-assisted acquisitions of FPB and SWB in May 2010. Total loans and leases, excluding covered loans, decreased 6 percent, or $0.76 billion, during 2010 compared with 2009. Commercial loans, including lease financing, and commercial real estate mortgage loans decreased 4 percent and 9 percent, respectively. Construction loans decreased $367.8 million, or 44 percent, from 2009. Residential mortgage loans grew 1 percent. Installment loans decreased 7 percent, while equity lines of credit were relatively unchanged from 2009.

        Total loans increased $1.55 billion during 2009 compared with 2008, due primarily to the purchase of loans in the FDIC-assisted acquisition of ICB in December 2009. Total loans, excluding covered loans, decreased $297.4 million during 2009 compared with 2008, largely due to a decline in construction loans.

        The following loan information excludes covered loans. Covered loans are discussed in more detail on page 85 of this section.

Commercial and Lease Financing

        Commercial loans, including lease financing, were $4.51 billion at December 31, 2010, representing 39.6 percent of the loan portfolio, excluding covered loans, compared with $4.71 billion, or 38.8 percent of the loan portfolio, at December 31, 2009. The average outstanding loan balance per borrower in the commercial loan portfolio at December 31, 2010 was approximately $1.0 million.

        To grow, diversify and manage concentration risk of the Company's loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits ("SNC"). As of December 31, 2010, purchased SNC commitments totaled $1.18 billion, or 7 percent of total loan commitments. Outstanding loan balances on purchased SNCs were $535.5 million, or approximately 5 percent of total loans outstanding, excluding covered loans, and 4 percent of total loans outstanding at December 31, 2010. At December 31, 2009, purchased SNC commitments totaled $1.03 billion, and outstanding balances totaled $631.0 million. The increase in the purchased SNC portfolio during 2010 was related to commercial credits.

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

        Following is a breakdown of commercial loans and lease financing to businesses engaged in the industries listed:

Commercial Loans and Leases by Industry

	December 31,
(in thousands)	2010	%	2009	%
Services (1)	$839,780	18.6	$868,090	18.4
Entertainment	993,960	22.0	1,010,704	21.5
Wholesale trade	239,329	5.3	253,464	5.4
Manufacturing	293,210	6.5	352,924	7.5
Public finance	310,985	6.9	257,002	5.4
Real estate owner/lessors (2)	415,335	9.2	461,885	9.8
Construction/development (2)	131,052	2.9	233,749	5.0
Finance and insurance	683,663	15.1	705,429	15.0
Retail trade	417,463	9.3	377,352	8.0
Other	189,552	4.2	189,068	4.0

Total	$4,514,329	100.0	$4,709,667	100.0

Nonaccrual loans	$20,633		$81,989

Percentage of total commercial loans	0.46%		1.74%

(1)
Legal, membership organizations, engineering and management services, etc.

(2)
Not secured by real estate.

Residential Mortgage

        Residential mortgage loans comprised 31.2 percent of total loans, excluding covered loans, at the end of 2010, and grew $18.9 million, or 1 percent, to $3.55 billion at December 31, 2010. Residential mortgage loans are originated internally, primarily as an accommodation to private banking clients. None of the Company's loans have been originated through brokers or third parties. The Company has not purchased any residential mortgage loans since 1997, except for CRA purposes and the covered residential mortgage loans acquired in FDIC-assisted acquisitions in 2009 and 2010. The residential first mortgage loans originated internally have an average loan-to-value ("LTV") ratio of 57 percent at origination for 2010 and 2009. The average LTV ratio is calculated as a simple average of LTV ratios at origination. The Company's average LTV ratio has remained steady and is indicative of the quality of the Company's underwriting standards. The average outstanding loan balance per borrower in the residential mortgage loan portfolio at December 31, 2010 was $1.0 million. At December 31, 2010, residential mortgage loans totaling approximately $18.7 million were on nonaccrual compared to $15.5 million at December 31, 2009.

        The following table provides the composition of residential mortgage loans at December 31, 2010 by LTV ratio at origination:

Loan-to-value	Residential mortgages
Less than 60%	60.3%
Over 60% through 65%	12.1
Over 65% through 70%	10.4
Over 70% through 75%	11.4
Over 75% through 80%	5.5
Over 80%	0.3

Commercial Real Estate Mortgage

        Commercial real estate mortgages, representing 17.2 percent of the loan portfolio, excluding covered loans, were comprised of 95.4 percent commercial properties and 4.6 percent multi-family condominium or apartment loans. The average outstanding loan balance per borrower in the commercial real estate mortgage portfolio at December 31, 2010 was $1.8 million.

        A breakdown of real estate mortgage loans by collateral type follows:

Commercial Real Estate Mortgage Loans by Collateral Type

	December 31,
(in thousands)	2010	%	2009	%
Industrial	$829,011	42.3	$885,948	41.0
Office buildings	422,315	21.6	461,525	21.4
Shopping centers	252,128	12.9	267,202	12.4
Land, agriculture	46,160	2.4	45,442	2.1
Non-profit (religious/schools)	13,762	0.7	22,330	1.0
Auto dealership	38,227	1.9	51,258	2.4
Condominiums/apartments	90,178	4.6	112,917	5.2
Other	266,536	13.6	314,829	14.5

Total	$1,958,317	100.0	$2,161,451	100.0

Nonaccrual loans	$44,882		$76,027

Percentage of total commercial real estate mortgage loans	2.29%		3.52%

Real Estate Construction

        The real estate construction portfolio includes land loans and loans to develop or construct and sell residential and commercial properties. These loans represent 4.1 percent of the Company's $11.39 billion loan portfolio, excluding covered loans, and a significant majority of the loans have guarantors. The real estate construction portfolio includes approximately $101.3 million of loans to borrowers in the for-sale housing industry compared to $190.2 million as of December 31, 2009. Real estate construction loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project, and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to the project's incurred costs, sales price and absorption. The average outstanding loan balance per borrower in the real estate construction loan portfolio at December 31, 2010 was $5.79 million.

        Following is a breakdown of real estate construction loans by collateral type:

Real Estate Construction Loans by Collateral Type

	December 31,
(in thousands)	2010	%	2009	%
Industrial	$42,609	9.1	$135,219	16.2
1-4 family	35,996	7.7	82,420	9.9
Office buildings	49,163	10.5	86,210	10.3
Land, commercial	71,001	15.2	140,341	16.8
Land, residential	65,271	14.0	107,766	12.9
Shopping centers	45,786	9.8	90,982	10.9
Condominiums/apartments	83,757	17.9	124,932	14.9
Other	74,202	15.8	67,719	8.1

Total	$467,785	100.0	$835,589	100.0

Nonaccrual loans	$98,209		$202,605

Percentage of total real estate construction loans	20.99%		24.25%

Equity Lines of Credit

        Equity lines of credit which comprised 6.4 percent of total loans, excluding covered loans, at December 31, 2010 are made primarily to existing clients. Equity lines of credit originated internally have an average cumulative LTV ratio of 53 percent at origination for 2010 and 2009. The average LTV ratio is calculated as a simple average of LTV ratios at origination. The quality of the portfolio is due to the Company's conservative underwriting standards at origination. The average outstanding loan balance per borrower in the equity lines of credit portfolio at December 31, 2010 was $0.3 million. At December 31, 2010, equity lines of credit totaling approximately $6.8 million were on nonaccrual compared to $3.4 million at December 31, 2009.

        The following table provides the composition of equity lines of credit at December 31, 2010 by LTV ratio at origination:

Loan-to-value	Equity lines of credit
Less than 60%	59.4%
Over 60% through 65%	15.1
Over 65% through 70%	10.8
Over 70% through 75%	8.9
Over 75% through 80%	4.3
Over 80%	1.5

Installment

        Installment loans consist primarily of loans to individuals for personal purchases. At December 31, 2010, installment loans comprised 1.4 percent of total loans, excluding covered loans. The average outstanding loan balance per borrower in the installment loan portfolio at December 31, 2010 was $0.1 million. Installment loans totaling approximately $1.7 million were on nonaccrual at December 31, 2010 compared to $9.2 million at December 31, 2009.

Covered Loans

        Covered loans represent loans acquired from the FDIC that are subject to loss sharing agreements and were $1.86 billion as of December 31, 2010 and $1.85 billion at December 31, 2009. Covered loans, net of allowance for loan losses of $67.4 million, were $1.79 billion as of December 31, 2010. There was no allowance for loan losses on covered loans as of December 31, 2009.

        The following is a summary of the major categories of covered loans:

	December 31,
(in thousands)	2010	2009
Commercial	$55,082	$10,337
Commercial real estate mortgages	1,569,739	1,640,828
Residential mortgages	18,380	7,477
Real estate construction	204,945	193,179
Equity lines of credit	6,919	—
Installment loans	2,457	—

Total covered loans	1,857,522	1,851,821
Less: Allowance for loan losses	(67,389)	—

Total covered loans, net	$1,790,133	$1,851,821

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

        As of the respective acquisition dates, the preliminary estimates of the contractually required payments for all acquired impaired loans of FPB and SWB were $643.3 million, the cash flows expected to be collected were $378.9 million, and the fair value of the loans was $330.6 million. These amounts were determined based on the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. As fair value of the acquired loans included estimated credit losses, an allowance for loan losses was not recorded at acquisition date. Interest income is recognized on all acquired impaired loans through accretion of the difference between the carrying amount and the expected cash flows of the loans.

Loan Maturities

        The loan maturities shown in the table below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities.

Loan Maturities

	December 31, 2010
(in thousands)	Commercial	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Covered Assets	Total
Aggregate maturities of balances due:
In one year or less
Interest rate—floating	$1,561,957	$200,685	$14,833	$264,833	$3,274	$81,876	$192,252	$2,319,710
Interest rate—fixed	270,101	33,441	8,271	10,422	—	41,463	157,891	521,589
After one year but within five years
Interest rate—floating	1,591,318	225,556	24,367	168,993	56,385	3,794	267,105	2,337,518
Interest rate—fixed	426,598	396,097	62,221	15,404	—	13,250	74,855	988,425
After five years
Interest rate—floating	256,985	319,582	1,876,411	4,750	674,082	6,484	1,062,896	4,201,190
Interest rate—fixed	407,370	782,956	1,566,209	3,383	—	13,277	102,523	2,875,718

Total loans	$4,514,329	$1,958,317	$3,552,312	$467,785	$733,741	$160,144	$1,857,522	$13,244,150

Percentage of floating rate loans to total loans	76%	38%	54%	94%	100%	58%	82%	67%

        Floating-rate loans comprised 67 percent of the total loan portfolio at December 31, 2010 compared to 69 percent at December 31, 2009. Hybrid loans, which convert from fixed to floating rates, are included in floating-rate loans.

Other

        The federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets. The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposure. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution's total risk-based capital, and both total CRE loans represent 300 percent or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50 percent or more within the last 36 months. As of December 31, 2010, total loans for construction, land development and other land represented 32 percent of total risk-based capital; total CRE loans represented 164 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 16 percent over the last 36 months.

        The Company has no residential mortgage loans with high LTVs at origination (as defined in FDICIA as greater than 90 percent), loans with option ARM terms, as defined in ASC 825-10-55, Financial Instruments—Concentrations Involving Loan Product Terms, or that allow for negative amortization. The Company does offer interest-only loans. Excluding covered loans, there were interest-only residential mortgages totaling approximately $975.4 million and home equity lines of credit totaling approximately $733.7 million as of December 31, 2010. As of December 31, 2009, there were interest-only residential mortgages totaling approximately $945.1 million and home equity lines of credit totaling approximately $734.2 million.

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

  –
  A credit bureau risk score (FICO) of 660 or less; and/or

  –
  Debt-to-income ratio of 50 percent or greater

        The Company does not, and has not, offered a subprime loan program. All loans are judgmentally underwritten by reviewing the client's credit history, payment capacity and collateral value. The Company does not consider loans with the above characteristics to be subprime if strong and verifiable mitigating factors exist. Mitigating factors include guarantees, low LTV ratios and verified liquidity. As of December 31, 2010, the Company did not have any subprime loans in its loan portfolio based on the Company's definition.

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

Commercial Loans

  •
  Character and creditworthiness of the borrower and guarantors

  •
  Financial capacity of the guarantor including an assessment of their balance sheet, income statement and cash flows

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

        The Company seeks to manage and control its risk through the use of specific maximum loan-to-value guidelines at origination for various categories of real estate-related loans other than residential first mortgage loans. These ratios at December 31, 2010 exclude acquired loans that are covered by an FDIC loss share agreement and are as follows:

LTV Guidelines

Category of Real Estate Collateral	LTV Ratio
1-4 family	75%
Multi-family	75
Equity lines of credit	75
Industrial	75
Shopping centers	75
Churches/religious	65
Office building	70
Other improved property	65
Acquisition and development	65
Land, nonresidential	50

Asset Quality

Credit Risk Management

        The Company's loan portfolio consists primarily of loans for business and real estate purposes. Generally, loans are made on the basis of an available cash-flow repayment source as the first priority, with collateral being a secondary source for loan qualification. Although the legal lending limit for any one borrowing relationship was $341.7 million at December 31, 2010, the Bank has established "house limits" for individual borrowings. These limits vary by internal risk rating.

        The Company has a comprehensive methodology to monitor credit quality and prudently manage credit concentration within each portfolio. The methodology includes establishing concentration limits to ensure that the loan portfolio is diversified. The limits are evaluated quarterly and are intended to mitigate the impact of any segment on the Company's capital and earnings. The limits cover major industry groups, geography, product type, loan size and customer relationship. Additional sub-limits are established for certain industries where the bank has higher exposure. The concentration limits are approved by the bank's Credit Policy Committee and reviewed annually by the Audit & Risk Committee of the Board of Directors.

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

Geographic Concentrations and Economic Trends by Geographic Region

        The Company's lending activities are predominately in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at December 31, 2010, California represented 86 percent of total loans outstanding and Nevada and New York represented 2 percent and 6 percent, respectively. The remaining 6 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. California has experienced significant declines in real estate values and adverse effects of the recession. California also faces a significant budget deficit and its unemployment rate at December 31, 2010 was approximately 13 percent. The Company's loan portfolio has been affected by the economy, but the impact is lessened by the Company having most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego and lesser in the outlying suburban communities that have seen higher declines in real estate values. Within the Company's Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (54 percent), Orange (6 percent), San Diego (6 percent), Ventura (3 percent) and San Francisco (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (38 percent), Orange (12 percent), San Diego (6 percent), Ventura (6 percent) and Contra Costa (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (54 percent), Santa Barbara (9 percent), Orange (7 percent), Contra Costa (6 percent), and Sacramento (3 percent).

        Southern California has been impacted by the economic downturn as evidenced by an increase in unemployment, reduction in taxable sales and a reduction in construction and development among other factors. However, its recovery is expected to occur sooner than Nevada's recovery. The state of residential and commercial real estate sector in Southern California has significant impact on the performance of the Company's commercial real estate and commercial and industrial loan portfolios. The performance of each underlying loan within the Company's Southern California commercial real estate portfolio will differ based on the location and the corresponding supply and demand for each product type. Additionally, real estate values vary and are dependent on sub-market location, lease terms, cap rates and credit strength of tenant among other attributes.

        The table below presents fourth quarter 2010 vacancy and rent trends for each product type by market areas in California:

	Rents
	4th Quarter 2010	4th Quarter 2009	% Change	2010 Vacancy %
(in millions)
Product Type and Market Areas
Apartments (Average monthly rent per unit)
Los Angeles County	$1,347	$1,339	0.6%	4.9%
Orange County	1,461	1,441	1.4	5.4
San Bernardino/Riverside County	994	990	0.4	6.5
San Diego County	1,299	1,278	1.6	4.1
Ventura County	1,356	1,329	2.0	4.9
San Francisco County	1,775	1,717	3.4	4.3
Oakland/East Bay	1,276	1,252	1.9	4.5
San Jose	1,459	1,401	4.1	3.8
Industrial (Average annual rent per square foot)
Los Angeles County	$5.48	$5.77	(5.0)%	6.2%
Orange County	5.83	6.25	(6.7)	6.3
San Bernardino/Riverside County	3.96	4.12	(3.9)	10.7
San Diego County	6.14	6.33	(3.0)	9.8
Ventura County	6.86	7.01	(2.1)	5.1
San Francisco County	6.23	6.31	(1.3)	14.1
Oakland/East Bay	4.68	4.85	(3.5)	11.2
San Jose	6.26	6.47	(3.2)	17.8
Retail (Average annual rent per square foot)
Los Angeles County	$25.13	$25.84	(2.7)%	6.2%
Orange County	26.52	27.04	(1.9)	6.6
San Bernardino/Riverside County	17.94	18.31	(2.0)	10.2
San Diego County	25.19	25.43	(0.9)	7.5
Ventura County	24.69	25.20	(2.0)	9.8
San Francisco County	29.96	30.53	(1.9)	3.6
Oakland/East Bay	24.84	25.11	(1.1)	6.7
San Jose	26.65	27.02	(1.4)	6.0
Office (Average annual rent per square foot)
Los Angeles County	$25.75	$26.62	(3.3)%	14.8%
Orange County	19.75	21.15	(6.6)	20.6
San Bernardino/Riverside County	17.37	17.52	(0.9)	24.8
San Diego County	22.48	23.17	(3.0)	18.6
Ventura County	20.63	20.66	(0.1)	17.0
San Francisco County	29.75	29.82	(0.2)	15.6
Oakland/East Bay	19.95	20.62	(3.2)	20.4
San Jose	22.48	23.27	(3.4)	22.5

Note: Rent and vacancy information is provided by unaffiliated service bureaus.

        Generally, loan portfolios related to borrowers or properties located within Nevada have fared worse than California and New York. The Nevada economy continues to struggle and the recovery is anticipated to be protracted and it is dependent on economic improvement at the national level such that Nevada tourism increases to a level that supports new jobs and real estate development. The decline in the economy has led to an increase in the Nevada unemployment rate to approximately

15 percent as of December 31, 2010. The consensus outlook for 2011 is that the Nevada economy will remain challenged as residential foreclosures continue to mount and overall consumer spending is expected to remain suppressed given nationwide higher unemployment and general uncertainty about the economy. The Company's Nevada portfolio has been broadly affected with the most significant stress in the construction and land portfolios. The Company has very few residential mortgage loans in Nevada. The New York loan portfolio primarily relates to private banking clients in the Entertainment and Legal industries which continue to perform well.

        Greater Las Vegas, where the Company has a majority of its Nevada-based loan exposure has significant unemployment, high rates of foreclosure, and had very limited demand for residential and commercial building permits. Additionally, existing commercial real estate properties have experienced significant declines in rents and occupancy levels based on the fourth quarter 2010 data presented below:

	Rents
Product Type	4th Quarter 2010	4th Quarter 2009	% Change	2010 Vacancy %
Apartments (Average monthly rent per unit)	$768	$783	(3.8)%	9.1%
Industrial (Average annual rent per square foot)	5.67	6.47	(1.9)	11.9
Retail (Average annual rent per square foot)	18.36	19.13	(12.6)	12.6
Office (Average annual rent per square foot)	18.29	19.02	(4.0)	24.7

Note: Rent and vacancy information is provided by an unaffiliated service bureau.

        Within the Company's covered loan portfolio at December 31, 2010, the five states with the largest concentration were California (42 percent), Texas (12 percent), Nevada (6 percent), New York (5 percent) and Arizona (4 percent). The remaining 31 percent of covered loans outstanding represented other states.

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

        The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the level deemed appropriate by management, as determined through application of the Company's allowance methodology procedures. See "Critical Accounting Policies—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments." The process used for determining the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

        The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the five years ended December 31. Activity is provided by loan type which is consistent with the Company's methodology for determining the allowance for loan and lease losses.

	Year ended December 31,
(in thousands)	2010	2009	2008	2007	2006
Loans and leases outstanding, excluding covered loans	$11,386,628	$12,146,908	$12,444,259	$11,630,638	$10,386,005

Average loans and leases outstanding, excluding covered loans	$11,576,380	$12,296,619	$12,088,715	$11,057,411	$9,948,363

Allowance for loan and lease losses(1)
Balance, beginning of the year	$288,493	$224,046	$168,523	$155,342	$153,983
Loans charged-off:
Commercial	(69,427)	(93,590)	(25,257)	(7,768)	(7,320)
Commercial real estate mortgages	(29,833)	(8,775)	(552)	(297)	(94)
Residential mortgages	(3,327)	(2,514)	—	—	—
Real estate construction	(36,020)	(125,358)	(44,097)	(5,929)	(684)
Equity lines of credit	(2,120)	(2,016)	—	(50)	(11)
Installment	(2,529)	(5,018)	(1,116)	(187)	(62)

Total loans charged-off	(143,256)	(237,271)	(71,022)	(14,231)	(8,171)

Recoveries of loans previously charged-off:
Commercial	6,131	5,908	2,034	5,265	9,482
Commercial real estate mortgages	235	112	—	11	1,305
Residential mortgages	130	109	62	—	—
Real estate construction	5,436	4,907	348	438	68
Equity lines of credit	152	2	—	—	—
Installment	875	317	100	40	113

Total recoveries	12,959	11,355	2,544	5,754	10,968

Net loans (charged-off)/recovered	(130,297)	(225,916)	(68,478)	(8,477)	2,797
Provision for credit losses	103,000	285,000	127,000	20,000	(610)
Transfers (to) from reserve for off-balance sheet credit commitments	(4,189)	5,363	(2,999)	(2,855)	(828)
Allowance of acquired institution	—	—	—	4,513	—

Balance, end of the year	$257,007	$288,493	$224,046	$168,523	$155,342

Net (charge-offs)/recoveries to average loans and leases, excluding covered loans	(1.13)%	(1.84)%	(0.57)%	(0.08)%	0.03%

Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	2.26%	2.38%	1.80%	1.45%	1.50%

Reserve for off-balance sheet credit commitments
Balance, beginning of the year	$17,340	$22,703	$19,704	$16,424	$15,596
Recovery of prior charge-off	—	—	—	(67)	—
Reserve of acquired institution	—	—	—	492	—
Provision for credit losses/transfers	4,189	(5,363)	2,999	2,855	828

Balance, end of the year	$21,529	$17,340	$22,703	$19,704	$16,424

(1)
The allowance for loan and lease losses does not include any amounts related to covered loans.

        Based on an evaluation of individual credits, previous loan and lease loss experience, management's evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses on non-covered loans as shown for the past five years in the table below:

Allocation of Allowance for Loan and Lease Losses

	Allowance amount					Percent of loans to total loans
(in thousands)	2010	2009	2008	2007	2006	2010	2009	2008	2007	2006
Commercial and lease financing	$82,452	$110,547	$77,323	$59,921	$60,375	31%	38%	35%	36%	39%
Commercial real estate mortgages	52,516	52,011	33,889	24,524	25,923	20	18	15	14	17
Residential mortgages	16,752	12,797	7,033	6,828	6,386	7	4	3	4	4
Real estate construction	40,824	53,722	48,401	28,370	12,593	16	19	22	17	8
Equity lines of credit	7,229	3,734	2,772	2,211	5,057	3	1	1	1	3
Installment	3,931	4,665	2,983	2,474	2,685	2	2	1	2	2
Unallocated	53,303	51,017	51,643	44,195	42,323	21	18	23	26	27

Total	$257,007	$288,493	$224,044	$168,523	$155,342	100%	100%	100%	100%	100%

(1)
Prior periods have been reclassified to conform to current period presentation.

        While the allowance is allocated by loan type above, the allowance is general in nature and is available for the portfolio in its entirety. The decrease in the allowance for 2010 compared to 2009 reflects credit quality improvements in the Company's loan portfolio. In 2009, increased allocations to commercial, commercial real estate mortgage and real estate construction loans reflected the upheaval in the credit markets, ongoing weakness in the real estate sector and stress in the general economy.

        The following table summarizes the activity in the allowance for loan losses on covered loans for the years ended December 31, 2010 and 2009:

	Year ended December 31,
(in thousands)	2010	2009
Balance, beginning of period	$—	$—
Provision for losses	(76,218)	—
Charge-offs	414	—
Reduction in allowance due to loan removals	8,415	—

Balance, end of period	$(67,389)	$—

        The allowance for loan losses on covered loans was $67.4 million as of December 31, 2010. The Company recorded provision expense of $76.2 million in 2010. Approximately $0.4 million of the provision on covered loans related to acquired loans that are outside the scope of ASC 310-30. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans in 2010 is mainly the result of lower projected interest cash flows due to the Company's revised default forecasts, though credit losses remain in line with previous expectations. The revisions of the default forecasts were based on the results of management's review of the credit quality of the covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals. A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO.

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

        If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment allowance is recognized by creating or adjusting the existing allocation of the allowance for loan and lease losses. Interest payments received on impaired loans are generally applied as follows: (1) to principal if the loan is on nonaccrual principal recapture status, (2) to interest income if the loan is on cash basis nonaccrual and (3) to interest income if the impaired loan has been returned to accrual status.

        The following table presents information on impaired loans at December 31, 2010 and 2009:

	December 31,
	2010		2009
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans:
Nonaccrual loans (1)	$179,578		$375,743
Troubled debt restructured loans on accrual	10,834		—

Total impaired loans, excluding covered loans	$190,412		$375,743

Total impaired loans with an allowance	$41,279	$5,444	$274,671	$55,808
Total impaired loans with no related allowance	149,133	—	101,072	—
Total impaired loans by loan type:
Commercial	$15,860	$2,592	$69,783	$25,247
Commercial real estate mortgages	42,580	1,889	75,548	8,214
Residential mortgages	16,889	342	13,886	546
Real estate construction	108,221	366	201,442	19,070
Equity lines of credit	4,859	255	1,200	—
Installment	1,148	—	8,071	2,731
Lease financing	855	—	5,813	—

Total impaired loans, excluding covered loans	$190,412	$5,444	$375,743	$55,808

Impaired covered loans	$2,557	—	$—	—

(1)
Impaired loans exclude $11.3 million and $13.0 million of nonaccrual loans under $500,000 that are not individually evaluated for impairment at December 31, 2010 and 2009, respectively.

        Impaired loans, excluding covered loans, were $190.4 million at December 31, 2010 compared to $375.7 million at December 31, 2009. Impaired covered loans were $2.6 million at December 31, 2010 and related to the Company's population of acquired covered loans that are accounted for outside the scope of ASC 310-30.

Nonaccrual, Past Due, and Troubled Debt Restructured Loans

        Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $248.2 million, or 2.17 percent of total loans and OREO, excluding covered assets, at December 31, 2010, compared with $442.0 million, or 3.62 percent, at December 31, 2009. The Company had non-covered OREO of $57.3 million and $53.3 million at December 31, 2010 and December 31, 2009, respectively.

        Total nonperforming covered assets were $123.4 million and $60.6 million at December 31, 2010 and 2009, respectively. Nonperforming covered assets consisted of nonaccrual covered loans of $2.6 million and covered OREO of $120.9 million at December 31, 2010 compared to covered OREO of $60.6 million at December 31, 2009.

        Troubled debt restructured loans were $32.5 million, before specific reserves of $1.6 million, at December 31, 2010. Troubled debt restructured loans at December 31, 2010 include $10.8 million of restructured loans that have been returned to accrual status. These loans will continue to be reported as impaired until they have a demonstrated period of performance. At December 31, 2009, troubled debt restructured loans were $11.2 million, before specific reserves of $1.0 million. There were no troubled debt restructured loans on accrual status at December 31, 2009. There were no commitments to lend additional funds on restructured loans at December 31, 2010.

        The following table presents information concerning nonaccrual loans, OREO and loans which are contractually past due 90 days or more as to interest or principal payments and still accruing:

	December 31,
(in thousands)	2010	2009	2008	2007	2006
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$20,633	$81,989	$46,238	$17,103	$2,977
Commercial real estate mortgages	44,882	76,027	8,924	1,621	4,849
Residential mortgages	18,721	15,488	3,171	387	—
Real estate construction	98,209	202,605	149,536	55,632	12,678
Equity lines of credit	6,782	3,422	1,921	679	—
Installment	1,696	9,176	1,352	139	379

Total nonaccrual loans, excluding covered loans	190,923	388,707	211,142	75,561	20,883
OREO, excluding covered OREO	57,317	53,308	11,388	—	—

Total nonperforming assets, excluding covered assets	$248,240	$442,015	$222,530	$75,561	$20,883

Nonperforming covered assets
Nonaccrual loans	$2,557	$—	$—	$—	$—
OREO	120,866	60,558	—	—	—

Total nonperforming covered assets	$123,423	$60,558	$—	$—	$—

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	1.68%	3.20%	1.70%	0.65%	0.20%
Nonperforming assets as a percentage of total loans and OREO	2.17	3.62	1.79	0.65	0.20
Allowance for loan and lease losses to nonaccrual loans	134.61	74.22	106.11	223.03	743.87
Allowance for loan and lease losses to total nonperforming assets	103.53	65.27	100.68	223.03	743.87
Allowance for loan and lease losses to total loans and leases	2.26	2.38	1.80	1.45	1.50
Loans 90 days or more past due on accrual status, excluding covered loans:
Commercial	$2,120	$3,651	$—	$—	$—
Commercial real estate mortgages	—	1,582	—	—	—
Residential mortgages	379	456	663	—	—
Other	—	—	—	1	337

Total	$2,499	$5,689	$663	$1	$337

Covered loans 90 days or more past due on accrual status	$399,019	$173,309	$—	$—	$—

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

        Loans 30 to 89 days delinquent, excluding covered loans, were $35.4 million at December 31, 2010 and $55.7 million at December 31, 2009. Covered loans that are 30 to 89 days delinquent were $99.5 million at December 31, 2010 and $107.7 million at December 31, 2009. Loans 90 days or more past due on accrual status, excluding covered loans, were $2.5 million at December 31, 2010 and $5.7 million at December 31, 2009. Covered loans that were 90 days or more past due on accrual status were $399.0 million at December 31, 2010 and $173.3 million at December 31, 2009.

        Nonaccrual loans, excluding covered loans, decreased to $190.9 million at December 31, 2010 from $388.7 million at December 31, 2009, and net charge-offs decreased to $130.3 million, or 1.13 percent of average loans and leases, excluding covered loans, for 2010 compared to $225.9 million, or 1.84 percent, in 2009. Net loan charge-offs for 2008 were $68.5 million, or 0.57 percent of average loans and leases. In accordance with the Company's allowance for loan and lease losses methodology and in response to improvements in the level of nonaccrual loans and net charge-offs, the Company decreased its provision for loan and lease losses by 64 percent to $103.0 million during 2010 compared to $285.0 million in 2009. The allowance for loan and lease losses, excluding covered loans decreased by 11 percent to $257.0 million as of December 31, 2010 compared to $288.5 million as of December 31, 2009. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 2.26 percent, 2.38 percent, and 1.80 percent at December 31, 2010, 2009, and 2008, respectively. The ratio of allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, decreased by approximately 5 percent from December 31, 2009 to December 31, 2010. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 103.5 percent, 65.3 percent, and 100.7 percent at December 31, 2010, 2009, and 2008, respectively. The Company believes that its allowance for loan and lease losses continues to be adequate.

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

        At December 31, 2010 and 2009, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual basis. Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $2.6 million of acquired covered loans that were on nonaccrual status as of December 31, 2010.

        The table below summarizes the total activity in non-covered and covered nonaccrual loans for the years ended December 31, 2010 and 2009:

Nonaccrual Loans

(in thousands)	2010	2009
Balance, beginning of the year	$388,707	$211,142
Loans placed on nonaccrual	186,821	645,224
Charge-offs	(121,112)	(210,619)
Loans returned to accrual status	(14,671)	(19,274)
Repayments (including interest applied to principal)	(189,404)	(172,972)
Transfers to OREO	(56,861)	(64,794)

Balance, end of the year	$193,480	$388,707

        In addition to loans disclosed above as past due or nonaccrual, management has also identified $18.5 million of loans to 29 borrowers as of February 16, 2011, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at December 31, 2010, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers' financial condition and current economic conditions. At the end of October 2010, management had identified $52.0 million of loans to 33 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management's classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

        The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $17.9 million, $21.6 million, and $7.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case the interest payments are recognized as interest income. Interest collected on nonaccrual loans and applied to principal was $6.4 million, $5.9 million, and $2.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. Interest income not recognized on nonaccrual loans reduced the net interest margin by 9, 13, and 5 basis points for the years ended December 31, 2010, 2009, and 2008, respectively.

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

        Through the current economic cycle, the Company has enhanced its policies and procedures regarding requirements for when and how to assess real estate values. The policies and procedures are risk based. There are several events that would trigger a valuation and an appraisal. A periodic valuation is performed for real estate assets with an increase in the frequency of the valuation when asset quality deteriorates. An appraisal is required when a loan is identified through the established risk analysis process as a substandard or more severely graded asset and it is re-appraised at least annually or more often if the Company believes there has been material deterioration in its value.

        Appraisal are ordered and reviewed by the Appraisal Department, which reports to the Chief Credit Officer. The Company's appraisal program has been developed to fully comply with Title XI of the Financial Institutions Reform Recovery and Enforcement Act of 1989 (FIRREA) and all Office of the Comptroller of the Currency's (OCC) rules, regulations, standards, and guidelines. In setting these appraisal standards, the regulatory bodies adopted as a minimum standard the provisions of the Uniform Standards of Professional Appraisal Practice (USPAP).

        Based on these efforts, the negative trends the Company saw in 2009 began to abate in 2010. The Company has reappraised the portfolios that are under stress and adjusted the allowance for loan and lease losses accordingly. While there could be further value deterioration, the Company believes that it will be less than experienced in 2009 and 2010. Management expects asset quality to continue to improve and annual credits costs on its non-covered loans to move lower than the $103 million recorded in 2010.

Other Real Estate Owned

        The following table provides a summary of OREO activity for 2010 and 2009:

	2010			2009
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of year	$53,308	$60,558	$113,866	$11,388	$—	$11,388
Additions	59,382	124,737	184,119	66,003	62,451	128,454
Sales	(34,645)	(39,437)	(74,082)	(10,663)	(1,222)	(11,885)
Valuation adjustments	(20,728)	(24,992)	(45,720)	(13,420)	(671)	(14,091)

Balance, end of year	$57,317	$120,866	$178,183	$53,308	$60,558	$113,866

        OREO was $178.2 million and $113.9 million as of December 31, 2010 and 2009, respectively. The OREO balance for year end 2010 includes covered OREO of $120.9 million compared with $60.6 million at year end 2009, which represents OREO acquired from the FDIC-assisted acquisitions of ICB, FPB and SWB that is subject to loss sharing agreements. The Company recognized a $7.4 million net gain on the sale of OREO in 2010, compared to a $1.3 million net gain in 2009. Net gain on the sale of OREO in 2010 included $3.9 million of net gain related to the sale of covered OREO.

        Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income and gains or losses on sale of covered OREO is recognized in the noninterest income section. Under the loss sharing agreements, 80 percent of covered OREO expenses, valuation write-downs, and losses on sales are reimbursable to the Company from the FDIC and 80 percent of covered gains on sales are payable to the FDIC. The portion of these expenses that is reimbursable or income that is payable is recorded in FDIC loss sharing income, net in the noninterest income section of the consolidated statements of income.

Goodwill and Intangibles

        The following table summarizes the Company's goodwill and other intangible assets as of December 31, 2010 and 2009:

(in thousands)	December 31, 2009	Additions	Reductions	December 31, 2010
Goodwill	$513,391	$6,088	$—	$519,479
Accumulated amortization	(33,409)	—	—	(33,409)

Net Goodwill	$479,982	$6,088	$—	$486,070

Customer-Relationship Intangibles
Core deposit intangibles	$22,855	$3,812	$—	$26,667
Accumulated amortization	(9,765)	(5,302)	—	(15,067)
Client advisory contracts	45,476	—	(570)	44,906
Accumulated amortization	(12,965)	(3,302)	138	(16,129)
Other client service contracts	—	2,187	—	2,187

Net intangibles	$45,601	$(2,605)	$(432)	$42,564

        In 2010, the Company recorded $6.1 million of goodwill and a $2.2 million customer contract intangible related to its acquisition of an accounting software company, and $2.5 million and $1.3 million of core deposit intangibles related to its acquisitions of FPB and SWB, respectively. Refer to Note 3, Business Combinations, for further discussion of acquisitions.

        Customer relationship intangibles are amortized over their estimated lives. At December 31, 2010, the estimated aggregate amortization of intangibles for the years 2011 through 2015 is $8.3 million, $6.4 million, $5.8 million, $4.0 million, and $3.2 million, respectively.

Impairment Assessment

        Management completed an assessment of goodwill and intangibles for impairment during the fourth quarter of 2010. The goodwill assessment was completed at a reporting unit level. Fair values were determined using methods consistent with current industry practices for valuing similar types of companies. A market multiple of net income was used to value the Bank reporting unit. The fair values of the wealth management affiliates were based on the fair values calculated for the affiliate non-controlling interests. These values were adjusted to determine an implied external fair value for the entire firm excluding any discount for lack of control and marketability. The resulting values for the affiliates were compared to various other market valuation metrics. The sum of the fair values of the reporting units was compared with the Company's market capitalization on a range of dates including year end and subsequent to year end. The excess of fair value over the Company's market capitalization on these dates reflects the value of the synergies and benefits that would arise from maintaining control over the Company. Based upon the analysis performed, the fair values of the reporting units exceeded their carrying value (including goodwill); therefore, management concluded that no impairment of goodwill existed at December 31, 2010. It is possible that a future conclusion could be reached that all or a portion of the Company's goodwill is impaired, in which case a non-cash charge for the amount of such impairment would be recorded in operations. Such a charge, if any, would have no impact on tangible capital and would not affect the Company's "well-capitalized" designation.

        The assessment of customer-relationship intangibles for impairment was completed at the individual asset level. The fair value of core deposit intangibles was determined using market-based core deposit premiums from recent deposit sale transactions. The fair value of core deposit intangibles exceeded their carrying amount at December 31, 2010. For client advisory contract intangibles recorded by the wealth management affiliates, the undiscounted projected future cash flows associated with the client contracts was compared to their carrying value to determine whether there was impairment. Management concluded that no impairment of customer-relationship intangibles existed at December 31, 2010.

Other Assets

        Other assets include the following:

	December 31,
(in thousands)	2010	2009
Accrued interest receivable	$60,492	$74,929
Other accrued income	12,943	12,070
Deferred compensation fund assets	49,902	44,564
Stock in government agencies	120,660	123,217
Private equity and alternative investments	37,454	37,416
Mark-to-market on derivatives	46,712	52,309
Income tax receivable	71,130	69,935
Prepaid FDIC assessment	59,818	85,127
FDIC receivable	60,018	27,542
Other	86,412	85,673

Total other assets	$605,541	$612,782

Deposits

        Deposits totaled $18.18 billion as of December 31, 2010, an increase of 5 percent from $17.38 billion as of December 31, 2009. Average deposits were $17.87 billion in 2010, an increase of 25 percent from $14.35 billion in 2009. The increase in deposits was partly attributable to the Company's FDIC-assisted acquisitions. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits was $16.76 billion and $13.05 billion in 2010 and 2009, respectively, and represented 94 percent and 91 percent of total average deposits for the same periods. Average non-interest bearing deposits for 2010 increased 17 percent from 2009.

        Certificates of deposit of $100,000 or more totaled $0.88 billion at December 31, 2010, of which $352.5 million mature within three months, $404.9 million mature within four months to one year and $125.2 million mature beyond one year.

        At December 31, 2010 and 2009, the aggregate amount of deposits by foreign depositors in domestic offices totaled $152.3 million and $487.6 million, respectively. Brokered deposits were $10.1 million and $20.2 million at December 31, 2010 and 2009, respectively.

        Treasury Services deposit balances, which consists primarily of title, escrow, community association and property management deposits, averaged $1.39 billion in 2010, up 47 percent from $0.94 billion in 2009 due to the addition of new clients and an increase in residential real estate refinance activity.

Borrowed Funds

        Total borrowed funds as of December 31, 2010 was $858.4 million, compared to $1.44 billion as of December 31, 2009. Total average borrowed funds was $1.01 billion and $0.96 billion in 2010 and 2009, respectively. The average balance of short-term borrowings decreased to $164.0 million for 2010 from $467.2 million for 2009. Short-term borrowings include federal funds purchased, securities sold under repurchase agreements, treasury tax and loan notes and FHLB borrowings. Increased deposit growth in 2009 and 2010 contributed to the reduction in the Company's short-term borrowings.

        In 2010, the Company extinguished $175.0 million of structured repurchase agreements prior to maturity. As a result of the early retirement of debt, the Company recognized a $12.3 million termination cost which is recognized as a reduction of other income in the consolidated statements of income.

        The average balance of other borrowings was $845.8 million for 2010 compared with $490.0 million for 2009. Other borrowings include ten-year subordinated notes issued by the Bank and Corporation, senior notes issued by the Corporation and trust preferred securities that were issued in 2009 and redeemed in 2010.

        In December 2009, City National Capital Trust I, a statutory trust formed by City National Corporation, issued $250.0 million of cumulative trust preferred securities. The notes paid a fixed rate of 9.625 percent and mature on February 1, 2040. On September 13, 2010, the Corporation issued $300 million of senior notes that pay a fixed rate of 5.25 percent and mature on September 15, 2020. The majority of net proceeds from the senior notes was used to redeem the $250.0 million of trust preferred securities in October 2010. The redemption resulted in a $6.8 million charge that is recognized as a reduction of other income in the consolidated statements of income.

        In July 2009, the Bank issued a $50.0 million unsecured subordinated note to a third party investor. The subordinated note bears a 9 percent fixed rate of interest for five years, and thereafter, the rate is reset at the Bank's option to either LIBOR plus 600 basis points or to prime plus 500 basis points. The note matures on July 15, 2019. In August 2009, the Bank issued an additional $130.0 million in subordinated notes of which $55.0 million were floating rate subordinated notes and $75.0 million were fixed rate subordinated notes. The fixed rate subordinated notes bear a fixed interest rate of 9 percent. The floating rate subordinated notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance and thereafter bear an interest rate equal to the three-month LIBOR rate plus 6 percent. The rate is reset quarterly and is subject to an interest rate cap of 10 percent throughout the term of the notes. These subordinated notes mature on August 12, 2019. The subordinated notes qualify as Tier 2 capital for regulatory purposes.

        The remainder of the Company's other borrowings have maturity dates ranging from September 2011 to November 2034. Further information on borrowed funds is provided in Note 11 of the Consolidated Financial Statements.

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

        The Company had off-balance sheet loan commitments aggregating $4.52 billion at December 31, 2010, a decrease from $4.68 billion at December 31, 2009. Substantially all of the Company's loan commitments are on a variable-rate basis and are comprised primarily of real estate and commercial loan commitments. In addition, the Company had $603.8 million outstanding in bankers' acceptances and letters of credit of which $588.9 million relate to standby letters of credit at December 31, 2010. At December 31, 2009, bankers' acceptances and letters of credit were $578.1 million of which $567.3 million related to standby letters of credit.

        As of December 31, 2010, the Company had private equity fund, alternative investment commitments and other commitments of $65.9 million, of which $52.3 million was funded. As of December 31, 2009, the Company had private equity fund, alternative investment commitments and other commitments of $68.4 million, of which $51.3 million was funded.

        In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

        In addition to the commitments described above, the Company enters into other contractual obligations in the ordinary course of business. Certain of these obligations, such as time deposits and long-term debt, are recorded as liabilities in the consolidated financial statements. Other items, such as operating leases and agreements to purchase goods or services are only required to be disclosed. The following table summarizes the Company's contractual obligations at December 31, 2010, and provides the expected cash payments (not including interest) to be made in future periods to settle these obligations. Expected cash payments associated with time deposits and long-term debt are based on deposit maturity and principal payment dates, respectively. Additional details regarding these obligations are provided in the footnotes to the financial statements as referenced in the table.

Contractual Obligations

	Minimum Contractual Payments by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits (Note 11)	$1,220,632	$1,062,614	$118,211	$38,366	$1,441
Subordinated and long-term debt (Note 11)	841,072	147,750	208,167	—	485,155
Operating leases (Note 9)	260,846	36,259	67,782	61,225	95,580
Purchases of affiliate interests (Note 21)	15,857	978	6,106	2,896	5,877
Purchase obligations[1]	104,271	22,329	35,269	29,020	17,653
Contingent tax reserves (Note 17)	4,164	—	4,164	—	—

Total contractual obligations	$2,446,842	$1,269,930	$439,699	$131,507	$605,706

(1)
Represents agreements to purchase data processing and software services.

Fair Value Measurements

        Management employs market standard valuation techniques in determining the fair value of assets and liabilities. Inputs used in valuation techniques are based on assumptions that market participants would use in pricing an asset or liability. The Company utilizes quoted market prices to measure fair value to the extent available (Level 1). If market prices are not available, fair value measurements are based on models that use primarily market-based assumptions including interest rate yield curves, anticipated prepayment rates, default rates and foreign currency rates (Level 2). In certain circumstances, market observable inputs for model-based valuation techniques may not be available and the Company is required to make judgments about assumptions that market participants would use in estimating the fair value of a financial instrument (Level 3). Refer to Note 4, Fair Value Measurements, to the Consolidated Financial Statements for additional information on fair value measurements.

        At December 31, 2010, $6.02 billion, or approximately 28 percent, of the Company's total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than 1 percent of total assets were measured using Level 3 inputs. At December 31, 2010, $26.6 million of the Company's total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.

        At December 31, 2010, $245.8 million, or approximately 1 percent of the Company's total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 and Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at December 31, 2010.

Capital

        Total period-end equity to period-end assets was 9.29 percent and 9.55 percent as of December 31, 2010 and 2009, respectively. Common shareholders' equity to period-end assets was 9.18 percent and 8.49 percent as of December 31, 2010 and 2009, respectively.

        At December 31, 2010, the Corporation's and the Bank's Tier 1 capital, which is comprised of shareholders' equity as modified by certain regulatory adjustments, amounted to $1.44 billion and $1.75 billion, respectively. At December 31, 2009, the Corporation's and the Bank's Tier 1 capital amounted to $1.76 billion and $1.60 billion, respectively. The decrease in the Corporation's Tier 1 capital compared with the prior year-end is due primarily to the redemption of trust preferred securities and the repurchase of remaining TARP preferred shares in 2010.

        The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 2010 and 2009:

	Well-Capitalized Standards		December 31, 2010	December 31, 2009
City National Corporation
Tier 1 leverage	N/A	%	6.74%	9.48%
Tier 1 risk-based capital	6.00		10.52	12.20
Total risk-based capital	10.00		13.28	15.15
Tangible common shareholders equity to tangible assets(1)	N/A		6.87	6.15
Tier 1 common shareholders' equity to risk-based assets(2)	N/A		10.29	8.91
City National Bank
Tier 1 leverage	5.00%		8.28%	8.72%
Tier 1 risk-based capital	6.00		12.91	11.23
Total risk-based capital	10.00		15.50	13.96

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	December 31, 2010	December 31, 2009
Common shareholders' equity	$1,959,579	$1,790,275
Less: Goodwill and other intangible assets	(528,634)	(525,583)

Tangible common shareholders' equity (A)	$1,430,945	$1,264,692

Total assets	$21,353,118	$21,078,757
Less: Goodwill and other intangible assets	(528,634)	(525,583)

Tangible assets (B)	$20,824,484	$20,553,174

Tangible common shareholders' equity to tangible assets (A)/(B)	6.87%	6.15%
Tier 1 capital	1,441,837	1,760,136
Less: Preferred stock	—	(196,048)
Less: Noncontrolling interest	(25,139)	(26,339)
Less: Trust preferred securities	(5,155)	(252,036)

Tier 1 common shareholders' equity (C)	$1,411,543	$1,285,713

Risk-weighted assets (D)	$13,712,097	$14,430,857
Tier 1 common shareholders' equity to risk-based assets (C)/(D)	10.29%	8.91%

        For further discussion of the Company's capital transactions for 2010 and 2009, refer to "Capital Activity" on page 41.

 QUARTERLY RESULTS

        The following table summarizes quarterly operating results for 2010 and 2009:

2010 Quarterly Operating Results (Unaudited)

	Quarter ended
(in thousands)	March 31	June 30	September 30	December 31	Total
Interest income	$202,066	$207,803	$214,061	$206,266	$830,196
Interest expense	26,561	25,805	26,345	21,160	99,871

Net interest income	175,505	181,998	187,716	185,106	730,325
Provision for credit losses on loans and leases, excluding covered loans	55,000	32,000	13,000	3,000	103,000
Provision for losses on covered loans	—	46,516	8,233	21,469	76,218

Net interest income after provision for credit losses	120,505	103,482	166,483	160,637	551,107
Noninterest income	75,742	122,787	66,499	97,985	363,013
Impairment loss on securities	(1,003)	(506)	(152)	(370)	(2,031)
Gain (loss) on sale of securities	2,134	355	451	(2,547)	393
Noninterest expense	175,934	186,687	184,681	204,028	751,330

Income before taxes	21,444	39,431	48,600	51,677	161,152
Income taxes	4,418	(2,859)	13,461	11,035	26,055

Net income	$17,026	$42,290	$35,139	$40,642	$135,097

Less: Net income attributable to noncontrolling interest	1,328	972	721	899	3,920

Net income attributable to City National Corporation	$15,698	$41,318	$34,418	$39,743	$131,177

Less: Dividends and accretion on preferred stock	5,702	—	—	—	5,702

Net income available to common shareholders	$9,996	$41,318	$34,418	$39,743	$125,475

Net income per common share, basic	$0.19	$0.78	$0.65	$0.75	$2.38

Net income per common share, diluted	$0.19	$0.78	$0.65	$0.74	$2.36

2009 Quarterly Operating Results (Unaudited)

	Quarter ended
(in thousands)	March 31	June 30	September 30	December 31	Total
Interest income	$169,491	$175,876	$180,419	$183,291	$709,077
Interest expense	24,594	20,300	19,078	21,052	85,024

Net interest income	144,897	155,576	161,341	162,239	624,053
Provision for credit losses on loans and leases, excluding covered loans	50,000	70,000	85,000	80,000	285,000

Net interest income after provision for credit losses	94,897	85,576	76,341	82,239	339,053
Noninterest income	62,262	62,513	66,178	103,403	294,356
Impairment loss on securities	(12,036)	(1,537)	(778)	(2,094)	(16,445)
Gain (loss) on sale of securities	(2,931)	3,281	3,445	10,491	14,286
Noninterest expense	132,985	144,134	143,765	160,203	581,087

Income before taxes	9,207	5,699	1,421	33,836	50,163
Income taxes	1,632	(986)	(6,966)	4,434	(1,886)

Net income	$7,575	$6,685	$8,387	$29,402	$52,049

Less: Net income (loss) attributable to noncontrolling interest	115	(88)	348	335	710

Net income attributable to City National Corporation	$7,460	$6,773	$8,039	$29,067	$51,339

Less: Dividends and accretion on preferred stock	5,501	5,501	5,502	9,399	25,903

Net income available to common shareholders	$1,959	$1,272	$2,537	$19,668	$25,436

Net income per common share, basic	$0.04	$0.02	$0.05	$0.38	$0.50

Net income per common share, diluted	$0.04	$0.02	$0.05	$0.38	$0.50

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, using the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the Company's internal control over financial reporting is effective.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010, has issued an audit report on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board. That report appears on page A-2.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of City National Corporation:

        We have audited City National Corporation's (the Corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

        In our opinion, City National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of City National Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Los Angeles, California
February 28, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of City National Corporation:

        We have audited the accompanying consolidated balance sheets of City National Corporation and subsidiaries (the Corporation) as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

                      /s/ KPMG LLP

Los Angeles, California
February 28, 2011

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)	2010	2009
Assets
Cash and due from banks	$126,882	$364,483
Due from banks—interest-bearing	142,807	443,443
Federal funds sold	165,000	5,000
Securities available-for-sale—cost $5,658,120 and $4,319,420 at December 31, 2010 and December 31, 2009, respectively:
Securities pledged as collateral	—	226,985
Held in portfolio	5,720,675	4,079,773
Trading securities	255,397	154,302
Loans and leases, excluding covered loans	11,386,628	12,146,908
Less: Allowance for loan and lease losses	257,007	288,493

Loans and leases, excluding covered loans, net	11,129,621	11,858,415
Covered loans, net of allowance for loan losses	1,790,133	1,851,821

Net loans and leases	12,919,754	13,710,236
Premises and equipment, net	128,426	124,309
Deferred tax asset	105,398	164,038
Goodwill	486,070	479,982
Customer-relationship intangibles, net	42,564	45,601
Bank-owned life insurance	79,570	76,834
Affordable housing investments	99,670	93,429
Customers' acceptance liability	1,715	2,951
Other real estate owned ($120,866 and $60,558 covered by FDIC loss share at December 31, 2010 and December 31, 2009, respectively)	178,183	113,866
FDIC indemnification asset	295,466	380,743
Other assets	605,541	612,782

Total assets	$21,353,118	$21,078,757

Liabilities
Demand deposits	$8,457,178	$7,753,936
Interest checking deposits	1,863,004	2,278,586
Money market deposits	6,344,749	4,546,532
Savings deposits	291,299	393,177
Time deposits-under $100,000	338,112	756,616
Time deposits-$100,000 and over	882,520	1,650,601

Total deposits	18,176,862	17,379,448
Federal funds purchased and securities sold under repurchase agreements	—	626,779
Other short-term borrowings	620	690
Current portion of subordinated debt	152,824	—
Subordinated debt	179,401	340,137
Long-term debt	525,570	471,029
Reserve for off-balance sheet credit commitments	21,529	17,340
Acceptances outstanding	1,715	2,951
Other liabilities	264,203	176,238

Total liabilities	19,322,724	19,014,612
Redeemable noncontrolling interest	45,676	51,381
Commitments and contingencies
Equity
Preferred stock; 5,000,000 shares authorized; 200,000 shares issued and aggregate liquidation preference of $200,000 as of December 31, 2009	—	196,048
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 53,885,886 shares issued at December 31, 2010 and December 31, 2009	53,886	53,886
Additional paid-in capital	487,868	513,550
Accumulated other comprehensive income (loss)	36,853	(3,049)
Retained earnings	1,482,037	1,377,639
Treasury shares, at cost—1,639,203 and 2,349,430 shares at December 31, 2010 and December 31, 2009, respectively	(101,065)	(151,751)

Total common shareholders' equity	1,959,579	1,790,275

Total shareholders' equity	1,959,579	1,986,323
Noncontrolling interest	25,139	26,441

Total equity	1,984,718	2,012,764

Total liabilities and equity	$21,353,118	$21,078,757

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Interest Income
Loans and leases	$690,912	$582,755	$676,421
Securities available-for-sale	136,691	123,743	104,356
Trading securities	69	829	1,854
Due from banks—interest-bearing	1,890	1,486	1,896
Federal funds sold and securities purchased under resale agreements	634	264	161

Total interest income	830,196	709,077	784,688

Interest Expense
Deposits	49,030	60,429	122,990
Federal funds purchased and securities sold under repurchase agreements	5,292	8,292	27,592
Subordinated debt	18,628	9,940	6,916
Other long-term debt	26,912	6,032	9,295
Other short-term borrowings	9	331	17,999

Total interest expense	99,871	85,024	184,792

Net interest income	730,325	624,053	599,896
Provision for credit losses on loans and leases, excluding covered loans	103,000	285,000	127,000
Provision for losses on covered loans	76,218	—	—

Net interest income after provision	551,107	339,053	472,896

Noninterest Income
Trust and investment fees	134,727	117,062	132,214
Brokerage and mutual fund fees	23,742	27,932	73,446
Cash management and deposit transaction charges	47,593	51,669	48,307
International services	31,297	31,007	32,449
Bank-owned life insurance	2,736	3,053	2,752
FDIC loss sharing income, net	63,335	723	—
Gain (loss) on disposal of assets	2,837	1,276	(353)
Gain (loss) on sale of securities	393	14,286	(1,511)
Gain on acquisition	27,339	38,206	—
Other	29,407	23,428	28,960
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(9,513)	(33,613)	(49,280)
Less: Portion of loss recognized in other comprehensive income	7,482	17,168	—

Net impairment loss recognized in earnings	(2,031)	(16,445)	(49,280)

Total noninterest income	361,375	292,197	266,984

Noninterest Expense
Salaries and employee benefits	409,823	320,276	354,513
Net occupancy of premises	55,567	50,423	49,514
Legal and professional fees	47,641	37,010	35,344
Information services	30,824	27,835	26,969
Depreciation and amortization	25,845	26,219	22,201
Marketing and advertising	23,112	20,126	22,897
Office services and equipment	16,381	14,995	15,548
Amortization of intangibles	9,036	7,357	17,738
Other real estate owned	63,111	8,925	569
FDIC assessments	29,055	28,053	6,242
Other operating	40,935	39,868	36,228

Total noninterest expense	751,330	581,087	587,763
Income before income taxes	161,152	50,163	152,117
Income taxes	26,055	(1,886)	41,783

Net income	$135,097	$52,049	$110,334
Less: Net income attributable to noncontrolling interest	3,920	710	5,378

Net income attributable to City National Corporation	$131,177	$51,339	$104,956
Less: Dividends and accretion on preferred stock	5,702	25,903	2,445

Net income available to common shareholders	$125,475	$25,436	$102,511

Net income per share, basic	$2.38	$0.50	$2.12

Net income per share, diluted	$2.36	$0.50	$2.11

Shares used to compute net income per share, basic	51,992	50,272	47,930

Shares used to compute net income per share, diluted	52,455	50,421	48,196

Dividends per share	$0.40	$0.55	$1.92

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2010	2009	2008
Cash Flows From Operating Activities
Net income	$135,097	$52,049	$110,334
Adjustments to net income:
Provision for credit losses on loans and leases, excluding covered loans	103,000	285,000	127,000
Provision for losses on covered loans	76,218	—	—
Amortization of intangibles	9,036	7,357	17,738
Depreciation and amortization	25,845	26,219	22,201
Share-based employee compensation expense	16,734	14,409	14,956
Deferred income taxes (benefit)	30,099	(4,283)	(78,107)
(Gain) loss on disposal of assets	(2,837)	(1,276)	353
(Gain) loss on sale of securities	(393)	(14,286)	1,511
Gain on acquisition	(27,339)	(38,206)	—
Impairment loss on securities	2,031	16,445	49,280
Other, net	(40,379)	14,650	(8,889)
Net change in:
Trading securities	(101,095)	147,696	(2,243)
Other assets and other liabilities, net	353,992	(229,903)	57,694

Net cash provided by operating activities	580,009	275,871	311,828

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(4,351,981)	(3,628,275)	(362,651)
Sales of securities available-for-sale	574,532	829,820	103,561
Maturities and paydowns of securities available-for-sale	2,420,577	1,008,438	453,340
Loan originations, net of principal collections	831,857	35,504	(901,208)
Net payments for premises and equipment	(29,906)	(16,174)	(35,428)
Net cash acquired in acquisitions	88,795	453,719	—
Other investing activities, net	82,196	(2,085)	(4,006)

Net cash used in investing activities	(383,930)	(1,319,053)	(746,392)

Cash Flows From Financing Activities
Net increase in deposits	255,915	2,614,128	829,619
Net decrease in federal funds purchased and securities sold under repurchase agreements	(626,779)	(281,378)	(636,254)
Net (decrease) increase in short-term borrowings, net of transfers from long-term debt	(30,609)	(1,179,849)	24,500
Net increase (decrease) in other borrowings	47,397	410,127	(121,910)
Proceeds from exercise of stock options	23,764	2,236	20,480
Tax benefit from exercise of stock options	3,958	237	2,905
Stock repurchases	—	—	(21,694)
(Redemption) issuance of preferred stock	(200,000)	(200,000)	389,867
Issuance of common stock	—	119,929	—
(Repurchase) issuance of common stock warrant	(18,500)	—	10,133
Cash dividends paid	(24,012)	(48,338)	(92,886)
Other financing activities, net	(5,450)	(5,249)	—

Net cash (used in) provided by financing activities	(574,316)	1,431,843	404,760

Net (decrease) increase in cash and cash equivalents	(378,237)	388,661	(29,804)
Cash and cash equivalents at beginning of year	812,926	424,265	454,069

Cash and cash equivalents at end of period	$434,689	$812,926	$424,265

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$96,213	$83,820	$189,501
Income taxes	7,195	17,838	109,197
Non-cash investing activities:
Transfer of loans to other real estate owned	$168,958	$69,683	$23,999
Transfer from securities available-for-sale to trading securities	—	6,400	—
Assets acquired (liabilities assumed) in acquisitions:
Securities available-for-sale	$17,183	$314,432	$—
Covered loans	330,566	1,862,515	—
Loans	—	8,420	—
Covered other real estate owned	15,161	58,761	—
Deposits	(541,499)	(2,113,195)	—
Other borrowings	(30,539)	(1,056,039)	—

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME

	City National Corporation Shareholders' Equity
(in thousands, except share amounts)	Common Shares issued	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Non- controlling interest	Total equity
Balance, December 31, 2007	50,824,178	$—	$50,824	$374,700	$(9,349)	$1,369,999	$(176,035)	$25,583	$1,635,722
Net income (1)	—	—	—	—	—	104,956	—	2,385	107,341
Other comprehensive income, net of tax
Amortization of prior service cost	—	—	—	—	52	—	—	—	52
Minimum pension liability adjustment	—	—	—	—	(347)	—	—	—	(347)
Net unrealized loss on securities available-for-sale net of tax benefits of $30.1 million and reclassification of $0.5 million net gain included in net income	—	—	—	—	(41,920)	—	—	—	(41,920)
Net unrealized gain on cash flow hedges net of taxes of $2.5 million and reclassification of $3.2 million net gain included in net income	—	—	—	—	3,542	—	—	—	3,542

Total comprehensive income								2,385	68,668
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,527)	(2,527)
Issuance of shares under share-based compensation plans	137,279	—	137	(20,650)	—	—	40,993	—	20,480
Issuance of preferred stock	—	389,867	—	—	—	—	—	—	389,867
Issuance of common stock warrant	—	—	—	10,133	—	—	—	—	10,133
Preferred stock accretion	—	222	—	—	—	(222)	—	—	—
Share-based employee compensation expense	—	—	—	14,755	—	—	—	—	14,755
Tax benefit from share-based compensation plans	—	—	—	2,905	—	—	—	—	2,905
Cash dividends:
Preferred	—	—	—	—	—	(2,223)	—	—	(2,223)
Common	—	—	—	—	—	(92,886)	—	—	(92,886)
Repurchased shares, net	—	—	—	—	—	—	(21,694)	—	(21,694)
Net change in deferred compensation plans	—	—	—	787	—	—	—	—	787
Change in redeemable noncontrolling interest	—	—	—	6,447	—	—	—	—	6,447

Balance, December 31, 2008	50,961,457	390,089	50,961	389,077	(48,022)	1,379,624	(156,736)	25,441	2,030,434
Net income (1)	—	—	—	—	—	51,339	—	2,167	53,506
Other comprehensive income, net of tax
Amortization of prior service cost	—	—	—	—	136	—	—	—	136
Non-credit related impairment loss on investment securities, net of taxes of $7.2 million	—	—	—	—	(9,987)	—	—	—	(9,987)
Net unrealized gain on securities available-for-sale, net of taxes of $41.3 million and reclassification of $0.7 million net loss included in net income	—	—	—	—	57,482	—	—	—	57,482
Net unrealized loss on cash flow hedges, net of tax benefits of $1.7 million and reclassification of $7.0 million net gain included in net income	—	—	—	—	(2,658)	—	—	—	(2,658)

Total comprehensive income								2,167	98,479
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,258)	(2,258)
Issuance of common stock	3,220,000	—	3,220	116,409	—	—	—	—	119,629
Issuance of shares under share-based compensation plans	(295,571)	—	(295)	(3,289)	—	—	4,985	—	1,401
Preferred stock accretion	—	5,959	—	—	—	(5,959)	—	—	—
Redemption of preferred stock	—	(200,000)	—	—	—	—	—	—	(200,000)
Share-based employee compensation expense	—	—	—	14,293	—	—	—	—	14,293
Tax expense from share-based compensation plans	—	—	—	(971)	—	—	—	—	(971)
Cash dividends:
Preferred	—	—	—	—	—	(19,944)	—	—	(19,944)
Common	—	—	—	—	—	(27,421)	—	—	(27,421)
Net change in deferred compensation plans	—	—	—	548	—	—	—	—	548
Change in redeemable noncontrolling interest	—	—	—	(2,517)	—	—	—	—	(2,517)
Other	—	—	—	—	—	—	—	1,091	1,091

Balance, December 31, 2009	53,885,886	196,048	53,886	513,550	(3,049)	1,377,639	(151,751)	26,441	2,012,764
Net income (1)	—	—	—	—	—	131,177	—	2,141	133,318
Other comprehensive income, net of tax:
Amortization of prior service cost	—	—	—	—	(663)	—	—	—	(663)
Non-credit related impairment loss on investment securities, net of taxes of $3.1 million	—	—	—	—	(4,352)	—	—	—	(4,352)
Net unrealized gain on securities available-for-sale, net of taxes of $34.6 million and reclassification of $5.2 million net loss included in net income	—	—	—	—	48,104	—	—	—	48,104
Net unrealized loss on cash flow hedges, net of tax benefits of $3.1 million and reclassification of $5.0 million net gain included in net income	—	—	—	—	(3,187)	—	—	—	(3,187)

Total comprehensive income								2,141	173,220
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,141)	(2,141)
Issuance of shares under share-based compensation plans	—	—	—	(28,254)	—	—	50,588	—	22,334
Preferred stock accretion	—	3,952	—	—	—	(3,952)	—	—	—
Redemption of preferred stock	—	(200,000)	—	—	—	—	—	—	(200,000)
Repurchase of common stock warrant	—	—	—	(18,500)	—	—	—	—	(18,500)
Share-based employee compensation expense	—	—	—	16,635	—	—	—	—	16,635
Tax benefit from share-based compensation plans	—	—	—	3,179	—	—	—	—	3,179
Cash dividends:
Preferred	—	—	—	—	—	(1,750)	—	—	(1,750)
Common	—	—	—	—	—	(21,077)	—	—	(21,077)
Net change in deferred compensation plans	—	—	—	400	—	—	98	—	498
Change in redeemable noncontrolling interest	—	—	—	1,408	—	—	—	—	1,408
Other	—	—	—	(550)	—	—	—	(1,302)	(1,852)

Balance, December 31, 2010	53,885,886	$—	$53,886	$487,868	$36,853	$1,482,037	$(101,065)	$25,139	$1,984,718

(1)
Net income excludes net income (loss) attributable to redeemable noncontrolling interest of $1,779, ($1,457) and $2,993 during 2010, 2009 and 2008, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section in the consolidated balance sheets. See Note 21 of the Notes to Consolidated Financial Statements.

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

        City National Corporation (the "Corporation") is the holding company for City National Bank (the "Bank"). The Bank delivers banking, trust and investment services through 76 offices in Southern California, the San Francisco Bay area, Nevada and New York City. As of December 31, 2010, the Corporation had seven consolidated investment advisory affiliates and a noncontrolling interest in two other firms. The Corporation also had two unconsolidated subsidiaries, Business Bancorp Capital Trust I and City National Capital Trust I, as of December 31, 2010. Because the Bank comprises substantially all of the business of the Corporation, references to the "Company" mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

        The Company's investment management and wealth advisory affiliates are organized as limited liability companies. The Corporation generally owns a majority position in each affiliate and certain management members of each affiliate own the remaining shares. The Corporation has contractual arrangements with its affiliates whereby a percentage of revenue is allocable to fund affiliate operating expenses ("operating share") while the remaining portion of revenue ("distributable revenue") is allocable to the Corporation and the noncontrolling owners. All majority-owned affiliates that meet the prescribed criteria for consolidation are consolidated. In November 2009, the Company deconsolidated one of its affiliates, but retained a noncontrolling interest in that affiliate. The Corporation's interest in two investment management affiliates in which it holds a noncontrolling share is accounted for using the equity method. Additionally, the Company has various interests in variable interest entities ("VIE") that are not required to be consolidated. See Note 20 for a more detailed discussion on variable interest entities.

Use of Estimates

        The Company's accounting and reporting policies conform to generally accepted accounting principles ("GAAP") and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company's estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options and restricted stock, income taxes, goodwill and intangible asset impairment, securities available-for-sale impairment, private equity and alternative investment impairment, valuation of assets and liabilities acquired in business combinations, subsequent valuation of covered loans, valuation of redeemable noncontrolling interest and the valuation of financial assets and liabilities reported at fair value.

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

        Certain prior year amounts have been reclassified to conform to the current period presentation.

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

Fair Value Measurements

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Securities

        Securities are classified based on management's intention on the date of purchase. All securities are classified as available-for-sale or trading and are presented at fair value. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included as a separate component of other comprehensive income, net of taxes. Premiums or discounts on securities available-for-sale are amortized or accreted into income using the interest method over the expected lives of the individual securities. The Company performs a quarterly assessment to determine whether a decline in fair value below amortized cost is other than temporary. Amortized cost includes adjustments made to the cost of an investment for accretion, amortization, collection of cash and previous other-than-temporary impairment recognized in earnings. Other-than-temporary impairment exists when it is probable that the Company will be unable to recover the entire amortized cost basis of the security. If the decline in fair value is judged to be other than temporary, the security is written down to fair value which becomes the new cost basis and an impairment loss is recognized.

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

        Past Due Loans—Loans are considered past due following the date when either interest or principal is contractually due and unpaid.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

        Nonaccrual Loans—Loans, with the exception of residential mortgage loans and equity lines of credit, are placed on nonaccrual status when a loan becomes contractually past due 90 days with respect to interest or principal unless the loan is both well secured and in the process of collection, or if full collection of interest or principal becomes uncertain. Residential mortgage loans and equity lines of credit are placed on nonaccrual status at the earlier of 180 days past due with respect to interest or principal or when collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the accretion of net deferred loan fees ceases. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain ongoing performance criteria have been met.

        Impaired Loans—The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that if the loan is collateral dependent, the impairment is measured by using the fair value of the loan's collateral. As a final alternative, the observable market price of the debt may be used to assess impairment. Nonperforming loans greater than $500,000 are individually evaluated for impairment based upon the borrower's overall financial condition, resources, and payment record, and the prospects for support from any financially responsible guarantors. Impairment on loans less than $500,000 is measured using historical loss factors, which approximates the discounted cash flows method.

        When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the allowance for loan and lease losses or by adjusting an existing valuation allowance for the impaired loan.

        Interest payments received on impaired loans are generally applied as follows: (1) to principal if the loan is on nonaccrual principal recapture status, (2) to interest income if the loan is on cash basis nonaccrual and (3) to interest income if the impaired loan has been returned to accrual status. An impaired loan that has been restructured and returned to accrual status continues to be reported as impaired until the loan has a demonstrated period of performance.

        Restructured Loans—A loan is classified as a troubled debt restructured when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include interest rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can meet the restructured terms. However, the borrower's performance prior to the restructuring, or other significant events at the time of restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower's

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

        Acquired Impaired Loans—Loans acquired for which it is probable that all contractual payments will not be received are accounted for under Accounting Standards Codification ("ASC") Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). These loans are recorded at fair value at the time of acquisition. Fair value of acquired impaired loans is determined using discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and estimates of principal defaults and losses, and current market rates. As estimated credit and market risks are included in the determination of fair value, no allowance for loan losses is established on the acquisition date. The excess of expected cash flows at acquisition over the initial investment in acquired loans ("accretable yield") is recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Company aggregates loans into pools of loans with common risk characteristics. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis. Increases in estimated cash flows over those expected at the acquisition date and subsequent measurement periods are recognized as interest income, prospectively. Decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording a provision for loan losses. Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated.

        Covered Loans—The term covered loans refers to acquired loans that are covered under a loss sharing agreement with the Federal Deposit Insurance Corporation ("FDIC"). Covered loans are reported in the loan section of the consolidated balance sheets.

        Unfunded Loan Commitments—These commitments are generally related to providing credit facilities to clients of the Bank, and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 19 in the Notes to Consolidated Financial Statements.

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

        For commercial, non-homogenous loans that are not impaired, the Bank derives loss factors via a process that begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. The factors included in the analysis include loan type, migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance homogeneous loans including residential first mortgages, installment, revolving credit and most other consumer loans is collectively evaluated for loss potential. Management also establishes a qualitative reserve that considers overall portfolio indicators, including current and historical credit losses; delinquent, nonperforming and criticized loans; trends in volumes and terms of loans; and, an evaluation of overall credit quality and the credit process, including lending policies and procedures, economic, geographical, product, and other environmental factors. Management also considers trends in internally risk-rated exposures, criticized exposures, cash-basis loans, and historical and forecasted write-offs; and, a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit-limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

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

        Generally, commercial loans are charged off immediately when it is determined that advances to the borrower are in excess of the calculated current fair value of the collateral or if a borrower is deemed incapable of repayment of unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance pending. Consumer loans are charged-off based on delinquency, ranging from 60 days for overdrafts to 180 days for secured consumer loans, or earlier when it is determined that the loan is uncollectible due to a triggering event, such as bankruptcy, fraud or death.

        The allowance for loan and lease losses is increased by the provision for credit losses charged to operating expense and is decreased by the amount of charge-offs, net of recoveries.

        Reserve for Off-Balance Sheet Credit Commitments —Off-balance sheet credit commitments include commitments to extend credit, letters of credit and financial guarantees. The reserve for off-balance sheet credit commitments is established by converting the off-balance sheet exposures to a loan equivalent amount and then applying the methodology used for loans described above. The reserve for

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

off-balance sheet credit commitments is recorded as a liability in the Company's consolidated balance sheets. Increases and decreases in the reserve for off-balance sheet credit commitments are reflected as an allocation of provision expense from the allowance for loan and lease losses.

        Allowance for Loan Losses on Covered Loans—The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis. Decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording a provision for loan losses. See Acquired Impaired Loans for further discussion.

Other Real Estate Owned

        OREO includes real estate acquired in full or partial satisfaction of a loan and is recorded at fair value less estimated costs to sell at the acquisition date. The excess of the carrying amount of a loan over the fair value of real estate acquired (less costs to sell) is charged to the allowance for loan and lease losses. If the fair value of OREO at initial acquisition exceeds the carrying amount of the loan, the excess is recorded either as a recovery to the allowance for loan and lease losses if a charge-off had previously been recorded, or as a gain on initial transfer in noninterest income. The fair value of OREO is generally based on a third party appraisal or, in certain circumstances, may be based on a combination of an appraised value, broker price opinions and recent sales activity. Declines in the fair value of OREO that occur subsequent to acquisition are charged to OREO expense in the period in which they are identified. Expenses for holding costs are charged to OREO expense as incurred.

        Covered OREO includes acquired OREO that is covered under a loss sharing agreement with the FDIC. These assets were recorded at their fair value on acquisition date. Covered OREO is reported in Other real estate owned in the consolidated balance sheets.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Management utilizes valuation techniques based on discounted cash flow analysis to determine these fair values. Any excess of the purchase price over amounts allocated to acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Intangible assets include core deposit intangibles and client advisory contract intangibles (combined, customer-relationship intangibles) originating from acquisitions of financial services firms. Core deposit intangibles are amortized over a range of four to eight years and client advisory contract intangibles are amortized over various periods ranging from four to 20 years. At December 31, 2010, the weighted-average amortization period for the contract intangibles is 17.3 years.

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

        The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model into which the Company inputs its assumptions. The Company evaluates exercise behavior and values options separately for executive and non-executive employees. The Company uses historical data to predict option exercise and employee termination behavior. Expected volatilities are based on the historical volatility of the Company's stock. The expected term of options granted is derived from actual historical exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is equal to the dividend yield of the Company's stock at the time of the grant. As a practice, the exercise price of the Company's stock option grants equals the closing market price of the Company's common stock on the date of the grant.

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

Accounting Pronouncements

        During the year ended December 31, 2010, the following accounting pronouncements applicable to the Company were issued or became effective:

  •
  In December 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-16, which codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets into Codification Topic 860. ASU 2009-16 represents a revision to

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. ASU 2009-16 expands required disclosures about transfers of financial assets and the risks associated with a transferor's continuing involvement with transferred assets. It also removes the concept of "qualifying special-purpose entity" from U.S. GAAP. The new guidance became effective for the Company on January 1, 2010. Adoption of the new guidance did not have a material effect on the Company's consolidated financial statements.

  •
  In December 2009, the FASB issued ASU 2009-17, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), into ASC Topic 810, Consolidations ("ASC 810"). ASU 2009-17 revises former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities. The revised guidance requires, among other things, that an entity perform both a quantitative and qualitative analysis to determine if it is the primary beneficiary of a VIE and therefore required to consolidate the VIE. The qualitative analysis includes determining whether an entity has the power to direct the most significant activities of the VIE. The amended guidance also requires consideration of related party relationships in the determination of the primary beneficiary of a VIE and enhanced disclosures about an enterprise's involvement with a VIE. The new guidance became effective for the Company on January 1, 2010. Adoption of the new guidance did not have a material effect on the Company's consolidated financial statements.

  •
  In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements (Topic 820), Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 enhances disclosure requirements under ASC Topic 820, Fair Value Measurements and Disclosures, to include disclosure of transfers in and out of Level 1 and 2, and detail of activity in Level 3 fair value measurements. The ASU also provides clarification of existing disclosure requirements pertaining to the level of disaggregation used in fair value measurements, and disclosures about inputs and valuation techniques used for both recurring and nonrecurring fair value measurements. The new guidance, except for the requirement to provide Level 3 activity on a gross basis, became effective for the Company on January 1, 2010. Adoption of the new guidance did not have a material effect on the Company's consolidated financial statements. The expanded disclosure requirements pertaining to Level 3 activity will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

  •
  In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"). ASU 2010-09 addresses the interaction of the requirements of Subtopic 855-10 with the SEC's reporting requirements. The amendments in the ASU provide that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The ASU also refines the scope of disclosure requirements pertaining to revised financial statements. The new guidance became effective for the Company upon issuance. Adoption of the new guidance did not have a material effect on the Company's consolidated financial statements.

  •
  In February 2010, the FASB issued ASU 2010-10, Consolidation (Topic 810), Amendments for Certain Investment Funds ("ASU 2010-10"). ASU 2010-10 defers the effective date of the consolidation provisions contained in ASU 2009-17 for a reporting entity's interest in an entity:

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    (1) that has attributes of an investment company; or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The ASU also clarifies how a related party's interests in an entity should be considered when evaluating the criteria for determining whether a decision maker or service provider fee represents a variable interest. In addition, the ASU clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker's or service provider's fee is a variable interest. The new guidance became effective for the Company on January 1, 2010. Adoption of the new guidance did not have a material effect on the Company's consolidated financial statements.

  •
  In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310), Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset ("ASU 2010-18"). ASU 2010-18 applies to loans that are currently accounted for under ASC 310-30 as part of a pool of loans that, when acquired, had deteriorated in credit quality. Under the guidance, modification of a loan that is part of a pool accounted for under ASC 310-30 should not result in removal of the loan from the pool. Such modifications would include those that would otherwise qualify as a troubled debt restructuring had the loan not been part of a pool. ASU 2010-18 is effective for any modifications of a loan accounted for within a pool in the first interim reporting period ending after July 15, 2010, and will be applied prospectively. Early application is permitted as long as an entity has not issued financial statements in that fiscal year. The Company elected to early adopt ASU 2010-18 effective with March 31, 2010 reporting. Adoption of the new guidance did not have a material effect on the Company's consolidated financial statements.

  •
  In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310)—Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU 2010-20") which requires new and enhanced disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. The disclosures became effective for the Company's consolidated financial statements as of December 31, 2010. Adoption of ASU 2010-20 expanded the content and detail in the Company's disclosures pertaining to credit quality. The disclosures about activity that occurs during a reporting period, with the exception of the disclosures about troubled debt restructurings, are effective for interim and annual reporting periods beginning on or after December 15, 2010.

  •
  On January 20, 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 ("ASU 2011-01"). The ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 until the FASB completes its deliberations on what constitutes a troubled debt restructuring. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

  •
  In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). Under the amended guidance, for reporting units with zero

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect adoption of the new guidance to have a material effect on its consolidated financial statements.

  •
  In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"). The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The new guidance will be effective for the Company's future acquisitions.

Note 2. Restrictions on Cash and Due from Banks

        Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances averaged approximately $104.5 million and $71.3 million during the year ended December 31, 2010 and 2009, respectively.

Note 3. Business Combinations

Datafaction, Inc.

        On November 15, 2010, the Corporation acquired Datafaction Inc. ("Datafaction"), a provider of accounting and imaging software for business managers and professional services firms, in an all cash transaction. Datafaction's product and service offerings are expected to complement the cash management solutions available to the Company's business clients. The Company recognized goodwill of approximately $6.1 million and a customer contract intangible of approximately $2.2 million related to the acquisition.

Sun West Bank and 1st Pacific Bank of California

        On May 28, 2010, the Bank acquired the banking operations of Sun West Bank ("SWB") in Las Vegas, Nevada in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $340.0 million in assets and assumed $310.1 million in liabilities. The Bank acquired most of SWB's assets, including loans and OREO with a fair value of $127.6 million and $12.1 million, respectively, and assumed deposits with a

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Business Combinations (Continued)

fair value of $304.3 million. The Bank received approximately $29.2 million in cash from the FDIC at acquisition. The acquisition of SWB added three new bank branches in Nevada.

        On May 7, 2010, the Bank acquired the banking operations of 1st Pacific Bank of California ("FPB") in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $318.6 million in assets and assumed $264.2 million in liabilities. The Bank acquired most of FPB's assets, including loans with a fair value of $202.8 million and assumed deposits with a fair value of $237.2 million. The Bank paid $12.3 million in cash to the FDIC at acquisition. The acquisition of FPB added five new bank branches in California.

        In connection with the acquisitions of SWB and FPB, the Bank entered into loss sharing agreements with the FDIC under which the FDIC will reimburse the Bank for 80 percent of eligible losses with respect to covered assets. Covered assets include acquired loans and OREO that are covered under the loss sharing agreement with the FDIC. Under the FPB loss sharing agreement, the Bank has a first loss tranche of $19.8 million that is not reimbursable by the FDIC. The Bank will recognize losses of up to $19.8 million, and all subsequent losses above that threshold will then be subject to FDIC reimbursement of 80 percent. There is no first loss tranche under the SWB loss sharing agreement. The term of the loss share agreements is ten years for single family residential loans and five years for all other loans. The expected reimbursements under the loss sharing agreements were recorded as indemnification assets at their estimated fair value of $104.6 million for SWB and $36.5 million for FPB. The difference between the fair value of the FDIC indemnification asset and the undiscounted cash flow the Bank expects to collect from the FDIC is accreted into noninterest income.

        The Bank recognized a $3.6 million liability in the acquisition of FPB relating to a requirement that the Bank reimburse the FDIC if actual cumulative losses are lower than the cumulative losses originally estimated by the FDIC prior to the acquired bank's failure. There was no similar liability recognized in the acquisition of SWB.

        The Bank recognized a gain of $24.7 million and $2.6 million on the acquisitions of SWB and FPB, respectively. The gain represents the amount by which the fair value of the assets acquired and consideration received from or paid to the FDIC exceeds the liabilities assumed. The gain is reported in Gain on acquisition in the consolidated statements of income. The Bank recognized approximately $1.7 million of acquisition-related expense. This expense is included in Other noninterest expense in the consolidated statements of income.

        The consolidated statement of income for 2010 includes the operating results produced by the acquired assets and assumed liabilities of SWB and FPB from their respective acquisition dates through December 31, 2010, which are not material to total operating results for the year. Due primarily to the Bank acquiring certain assets and liabilities of SWB and FPB which are not material to the Company's consolidated balance sheet, the significant amount of fair value adjustments, and the FDIC loss sharing agreement, the historical results of the acquired banks are not material to the Company's results, therefore, no pro forma information is presented.

Imperial Capital Bank

        On December 18, 2009, the Bank acquired the banking operations of Imperial Capital Bank ("ICB") in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $3.25 billion in assets and assumed $3.09 billion in liabilities. The Bank acquired most of ICB's assets, including loans and OREO with a fair value of $1.86 billion and $58.8 million, respectively, and assumed deposits of $2.08 billion. The

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Business Combinations (Continued)

Bank received approximately $70.8 million in cash from the FDIC at acquisition date, and recognized a gain on acquisition of $38.2 million in 2009. The acquisition of ICB added three new bank branches in California.

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

        The consolidated statement of income for 2009 includes the operating results produced by the acquired assets and assumed liabilities of ICB for the period of December 18, 2009 to December 31, 2009 and were not material to total operating results for 2009. Due primarily to the Bank acquiring certain assets and liabilities of ICB which were not material to the Company's consolidated balance sheet, the significant amount of fair value adjustments, and the FDIC loss sharing agreement, the historical results of the acquired bank was not material to the Company's results, therefore, no pro forma information is presented.

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

Lee Munder Capital Group, LLC

        On July 21, 2009, the Company acquired an approximate 57 percent majority interest in Lee Munder Capital Group, LLC ("LMCG"), a Boston-based investment firm that manages assets for corporations, pensions, endowments and affluent households. LMCG had approximately $3.36 billion of assets under management at the date of acquisition. LMCG was merged with Independence Investments, a Boston-based institutional asset management firm in which the Company held a majority interest. The combined entity is the Company's primary institutional asset management affiliate, with more than $4 billion of assets under management at acquisition date. It is operated under the Lee Munder Capital Group name and as an affiliate of Convergent Capital Management LLC, the Chicago-based asset management holding company that the Company acquired in 2003.

        The Company recorded $36.0 million of goodwill and a $2.8 million client advisory contract intangible in association with its acquisition of LMCG. Although the Company only acquired an interest of approximately 57 percent, ASC Topic 805, Business Combinations, requires the Company to account for the acquisition of 100 percent of LMCG. Under ASC 805, the assets acquired, liabilities assumed and remaining noncontrolling interests are recognized at their full acquisition-date fair values. The $36.0 million of goodwill recognized includes the $14.7 million fair value of noncontrolling interest recorded at the acquisition date. The noncontrolling interest was recorded in Redeemable noncontrolling interest in the mezzanine section of the consolidated balance sheets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements

        The following tables summarize assets and liabilities measured at fair value as of December 31, 2010 and 2009 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2010	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
U.S. Treasury	$14,113	$14,113	$—	$—
Federal agency—Debt	1,142,328	—	1,142,328	—
Federal agency—MBS	551,346	—	551,346	—
CMOs—Federal agency	3,497,147	—	3,497,147	—
CMOs—Non-agency	118,295	—	118,295	—
State and municipal	343,380	—	343,380	—
Other debt securities	43,630	—	22,648	20,982
Equity securities and mutual funds	10,436	10,436	—	—
Trading securities	255,397	249,861	5,536	—
Mark-to-market derivatives (1)	46,712	3,258	43,454	—

Total assets at fair value	$6,022,784	$277,668	$5,724,134	$20,982

Liabilities
Mark-to-market derivatives (2)	$26,437	$1,215	$25,222	$—
Other liabilities	160	—	160	—

Total liabilities at fair value	$26,597	$1,215	$25,382	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial	$1,528	$—	$1,528	$—
Commercial real estate mortgages	31,684	—	21,236	10,448
Residential mortgages	9,061	—	8,210	851
Real estate construction	98,059	—	98,059	—
Equity lines of credit	3,092		2,224	868
Collateral dependent impaired covered loans (3)
Commercial	2,557	—	—	2,557
Other real estate owned (4)	88,993	—	65,605	23,388
Private equity investments	10,804	—	—	10,804

Total assets at fair value	$245,778	$—	$196,862	$48,916

(1)
Reported in Other assets in the consolidated balance sheets.

(2)
Reported in Other liabilities in the consolidated balance sheets.

(3)
Impaired loans for which fair value was calculated using the collateral valuation method.

(4)
Other real estate owned balance of $178.2 million in the consolidated balance sheets includes $120.9 million of covered OREO and is net of estimated disposal costs.

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

        At December 31, 2010, $6.02 billion, or approximately 28 percent, of the Company's total assets were recorded at fair value on a recurring basis, compared with $4.51 billion, or 21 percent at December 31, 2009. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than 1 percent of total assets were measured using Level 3 inputs. At December 31, 2010, $26.6 million of the Company's total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs, compared with $14.6 million at December 31, 2009. At December 31, 2010, $245.8 million, or approximately 1 percent of the Company's total assets, were recorded at fair value on

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

a nonrecurring basis, compared with $293.2 million, or 1 percent at December 31, 2009. These assets were measured using Level 2 and Level 3 inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during 2010.

        For assets measured at fair value on a nonrecurring basis, the following table presents the total net losses, which include charge-offs, specific reserves, OREO valuation write-downs, OREO valuation write-ups and net losses on sales of OREO, recognized in 2010 and 2009:

	Year ended December 31,
(in thousands)	2010	2009
Collateral dependent impaired loans:
Commercial	$7,943	$8,609
Commercial real estate mortgages	24,368	17,578
Residential mortgages	2,538	1,826
Real estate construction	6,477	105,527
Equity lines of credit	1,226	583
Collaterial dependent impaired covered loans:
Commercial	414	—
Other real estate owned	36,364	12,240
Private equity investments	1,433	3,677

Total net losses recognized	$80,763	$150,040

        Level 3 assets measured at fair value on a recurring basis consist of collateralized debt obligation senior notes. In 2009, Level 3 assets also included collateralized debt obligation income notes. The fair value of these securities is determined using an internal cash flow model that incorporates management's assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. These assumptions are not directly observable in the market. Unrealized gains and losses on securities available-for-sale are reported as a component of AOCI in the consolidated balance sheets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

        Activity in Level 3 assets measured at fair value on a recurring basis for 2010 and 2009 is summarized in the following table:

Level 3 Assets Measured on a Recurring Basis

	December 31, 2010	December 31, 2009
(in thousands)	Securities Available-for-Sale	Securities Available-for-Sale	Trading Securities	Total Level 3 Assets
Balance, beginning of period	$26,779	$32,419	$—	$32,419
Total realized/unrealized gains (losses):
Included in earnings	—	(9,282)	(2,447)	(11,729)
Included in other comprehensive income	(4,168)	7,034	—	7,034
Purchases, sales, issuances and settlements, net	(1,629)	(945)	—	(945)
Transfers between categories	—	(2,447)	2,447	—

Balance, end of period	$20,982	$26,779	$—	$26,779

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

Fair Value of Financial Instruments

        A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of a financial instrument. The table below summarizes the estimated fair values for the Company's financial instruments as of December 31, 2010 and December 31, 2009. The disclosure does not include estimated fair value amounts for assets and liabilities which are not defined as financial instruments but which have significant value. These assets and liabilities include the value of customer-relationship intangibles, goodwill, affordable housing investments carried at cost, other assets, deferred taxes and other liabilities. Accordingly, the total of the fair values presented does not represent the underlying value of the Company.

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

        Loans and leases—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. Due to the lack of activity in the secondary market for the types of loans in the Company's portfolio, a model-based approach is used for determining the fair value of loans for purposes of the disclosures in the following table. The fair value of loans is estimated by discounting future cash flows using discount rates that incorporate the Company's assumptions concerning current market yields, credit risk and liquidity premiums. Loan cash flow projections are based on contractual loan terms adjusted for the impact of current interest rate levels on borrower behavior, including prepayments. Loan prepayment assumptions are based on industry standards for the type of loans being valued. Projected cash flows are discounted using yield curves based on current market conditions. Yield curves are constructed by product type using the Bank's loan pricing model for like-quality credits. The discount rates used in the Company's model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans.

        Covered loans—The fair value of covered loans is based on estimates of future loan cash flows and appropriate discount rates, which incorporate the Company's assumptions about market funding costs and liquidity premiums. The estimates of future loan cash flows are determined using the Company's assumptions concerning the amount and timing of principal and interest payments, prepayments and credit losses.

        FDIC indemnification asset—The fair value of the FDIC indemnification asset is estimated by discounting estimated future cash flows based on estimated current market rates.

        Investment in FHLB and FRB stock—Investments in government agency stock are recorded at cost. Ownership of these securities is restricted to member banks and the securities do not have readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB and FRB stock is equal to the carrying amount.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

        Deposits—The fair value of demand and interest checking deposits, savings deposits, and certain money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit ("CD") is determined by discounting expected future cash flows using the rates offered by the Bank for deposits of similar type and remaining maturity at the measurement date. This value is compared to the termination value of each CD given the bank's standard early withdrawal penalties. The fair value reported is the higher of the discounted present value of each CD and the termination value after the recovery of prepayment penalties. The Bank reviews pricing for its CD products weekly. This review gives consideration to market pricing for products of similar type and maturity offered by other financial institutions.

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

	December 31, 2010		December 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$126.9	$126.9	$364.5	$364.5
Due from banks—interest bearing	142.8	142.8	443.4	443.4
Federal funds sold	165.0	165.0	5.0	5.0
Securities available-for-sale	5,720.7	5,720.7	4,306.8	4,306.8
Trading securities	255.4	255.4	154.3	154.3
Loans and leases, net of allowance	11,129.6	11,428.4	11,858.4	12,006.9
Covered loans, net of allowance	1,790.1	1,764.7	1,851.8	1,851.8
FDIC indemnification asset	295.5	268.0	380.7	378.5
Investment in FHLB and FRB stock	120.7	120.7	123.2	123.2
Derivative contracts	46.7	46.7	52.3	52.3
Financial Liabilities:
Deposits	$18,176.9	$18,181.4	$17,379.4	$17,383.4
Federal funds purchased and securities sold under repurchase agreements	—	—	426.8	426.8
Structured securities sold under repurchase agreements	—	—	200.0	208.7
Other short-term borrowings	0.6	0.6	0.7	0.7
Subordinated and long-term debt	857.8	864.1	811.2	829.9
Derivative contracts	26.4	26.4	14.6	14.6
Commitments to extend credit	5.5	21.2	2.0	16.2
Commitments to private equity and affordable housing funds	23.3	36.9	14.1	31.1

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale at December 31, 2010 and 2009:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
U.S. Treasury	$14,070	$47	$(4)	$14,113
Federal agency—Debt	1,142,520	5,029	(5,221)	1,142,328
Federal agency—MBS	540,768	13,379	(2,801)	551,346
CMOs—Federal agency	3,442,238	65,494	(10,585)	3,497,147
CMOs—Non-agency	126,819	1,147	(9,671)	118,295
State and municipal	334,596	9,399	(615)	343,380
Other debt securities	50,564	2,018	(8,952)	43,630

Total debt securities	5,651,575	96,513	(37,849)	5,710,239
Equity securities and mutual funds	6,545	3,891	—	10,436

Total securities	$5,658,120	$100,404	$(37,849)	$5,720,675

December 31, 2009
U.S. Treasury	$73,597	$2	$(2)	$73,597
Federal agency—Debt	659,716	651	(3,646)	656,721
Federal agency—MBS	552,691	6,521	(4,055)	555,157
CMOs—Federal agency	2,294,676	23,641	(12,206)	2,306,111
CMOs—Non-agency	272,262	304	(31,237)	241,329
State and municipal	368,454	10,915	(730)	378,639
Other	82,163	1,093	(6,750)	76,506

Total debt securities	4,303,559	43,127	(58,626)	4,288,060
Equity securities and mutual funds	15,861	2,837	—	18,698

Total securities	$4,319,420	$45,964	$(58,626)	$4,306,758

        Proceeds from sales of securities were $574.5 million, $829.8 million and $103.6 million in 2010, 2009 and 2008, respectively. The following table provides the gross realized gains and losses on the sales of securities available-for-sale for 2010, 2009 and 2008:

	For the year ended December 31,
(in thousands)	2010	2009	2008
Gross realized gains	$6,915	$22,696	$2,642
Gross realized losses	(6,522)	(8,410)	(4,153)

Net realized gains (losses)	$393	$14,286	$(1,511)

        The $0.4 million of net realized gains on the sale of securities in 2010 primarily relates to the sale of CMOs, mortgage-backed securities and mutual funds.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

        Interest income on securities available-for-sale is comprised of: (i) taxable interest income of $123.7 million, $108.2 million and $86.1 million for the years ended December 31, 2010, 2009, and 2008, respectively, (ii) nontaxable interest income of $12.2 million, $14.4 million and $15.1 million for the years ended December 31, 2010, 2009, and 2008, respectively, and (iii) dividend income of $0.8 million, $1.2 million and $3.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

        The following table provides the expected remaining maturities of debt securities included in the securities portfolio at December 31, 2010, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total
U.S. Treasury	$4,019	$10,094	$—	$—	$14,113
Federal agency—Debt	495,689	551,001	95,638	—	1,142,328
Federal agency—MBS	49	292,374	199,956	58,967	551,346
CMOs—Federal agency	501,626	2,506,534	443,371	45,616	3,497,147
CMOs—Non-agency	32,361	49,997	35,937	—	118,295
State and municipal	36,399	155,974	96,103	54,904	343,380
Other	6,576	9,979	27,075	—	43,630

Total debt securities	$1,076,719	$3,575,953	$898,080	$159,487	$5,710,239

Amortized cost	$1,069,907	$3,509,682	$911,567	$160,419	$5,651,575

        Securities available-for-sale totaling $992.9 million were pledged to secure trust funds, public deposits, repurchase agreements, or for other purposes required or permitted by law at December 31, 2010.

Impairment Assessment

        The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary. Impairment is considered other-than-temporary when it becomes probable that an investor will be unable to recover the cost of an investment. The Company's impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and whether the Company does not intend to sell the security and it is not more likely than not it will be required to sell the security prior to recovery of its amortized cost basis. If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

which then becomes the new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value.

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

Securities Deemed to be Other-Than-Temporarily Impaired

        Through the impairment assessment process, the Company determined that certain securities were other-than-temporarily impaired at December 31, 2010. The Company recorded impairment losses in earnings on securities available-for-sale of $2.0 million for the year ended December 31, 2010. The $7.5 million non-credit portion of impairment recognized at December 31, 2010 was recorded in AOCI. The Company recorded impairment losses in earnings on securities available-for-sale of $16.4 million and $49.3 million in 2009 and 2008, respectively.

        The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

	For the year ended December 31,
(in thousands) Impairment Losses on Other-Than-Temporarily Impaired Securities
	2010	2009	2008
Non-agency CMOs	$1,738	$4,409	$—
Collateralized debt obligation income notes	—	9,282	18,088
Perpetual preferred stock	293	1,124	21,884
Equity securities and mutual funds	—	1,630	9,308

Total	$2,031	$16,445	$49,280

        The following table provides a rollforward of credit-related other-than-temporary impairment recognized in earnings for the years ended December 31, 2010 and 2009. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an "Initial credit-related impairment" if the period reported is the first time the security had a credit impairment. A credit-related other-than-temporary impairment is reflected as a "Subsequent credit-related impairment" if the period reported is not the first time the security had a credit impairment.

	For the year ended December 31,
(in thousands)	2010	2009
Balance, beginning of period	$17,707	$8,083
Subsequent credit-related impairment	1,712	5,215
Initial credit-related impairment	26	4,409

Balance, end of period	$19,445	$17,707

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

Non-agency CMOs

        During 2010 and 2009, the Company identified certain non-agency collateralized mortgage obligation securities ("Non-agency CMO") that were considered to be other-than-temporarily impaired because the present value of expected cash flows was less than cost. These securities have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security. Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized credit-related impairment losses in earnings on its investments in certain non-agency CMOs totaling $1.7 million and $4.4 million in 2010 and 2009, respectively. The remaining other-than-temporary impairment for these securities at December 31, 2010 and 2009 was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates.

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

        The Company recorded a $9.3 million impairment loss in earnings on its investment in Income Notes in the first quarter of 2009 prior to their transfer to trading securities and $18.1 million of impairment losses in 2008.

Perpetual Preferred Stock

        The adjusted cost basis of the Company's investment in perpetual preferred stock issued by Freddie Mac ("FRE") and Fannie Mae ("FNM") was $0.3 million at December 31, 2010, compared with a fair value of $0.5 million, indicating that these securities were not impaired at year end. The Company recognized impairment losses on these securities of $0.3 million, $1.1 million and $21.9 million in 2010, 2009 and 2008, respectively, following the action taken by the Federal Housing Finance Agency to place these government-sponsored agencies into conservatorship and eliminating the dividends on their preferred shares. The $0.3 million impairment loss recognized in 2010 followed the

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

voluntary delisting of FRE and FNM shares from the NYSE in June 2010. These shares currently trade on the OTC Bulletin Board.

Mutual Funds

        The adjusted cost basis of available-for-sale mutual funds was $6.2 million at December 31, 2010, compared with a fair value of $9.9 million, reflecting an unrealized gain of $3.7 million. The Company recognized impairment losses of $1.6 million and $2.2 million on its investments in mutual funds in 2009 and 2008, respectively.

        The following table provides a summary of the gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009. The table includes investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit-related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
December 31, 2010
U.S. Treasury	$5,028	$4	$—	$—	$5,028	$4
Federal agency—Debt	561,205	5,221	—	—	561,205	5,221
Federal agency—MBS	109,381	2,801	—	—	109,381	2,801
CMOs—Federal agency	755,751	10,585	—	—	755,751	10,585
CMOs—Non-agency	7,718	18	61,571	9,653	69,289	9,671
State and municipal	25,845	558	700	57	26,545	615
Other debt securities	—	—	14,407	8,952	14,407	8,952

Total securities	$1,464,928	$19,187	$76,678	$18,662	$1,541,606	$37,849

December 31, 2009
U.S. Treasury	$59,995	$2	$—	$—	$59,995	$2
Federal agency—Debt	437,548	3,646	—	—	437,548	3,646
Federal agency—MBS	285,328	4,055	—	—	285,328	4,055
CMOs—Federal agency	634,732	12,206	—	—	634,732	12,206
CMOs—Non-agency	35,192	428	180,699	30,809	215,891	31,237
State and municipal	18,187	340	4,500	390	22,687	730
Other debt securities	—	—	36,315	6,750	36,315	6,750

Total securities	$1,470,982	$20,677	$221,514	$37,949	$1,692,496	$58,626

        At December 31, 2010, total securities available-for-sale had a fair value of $5.72 billion, which included $1.54 billion of securities available-for-sale in an unrealized loss position as of December 31, 2010. This balance consists of $1.51 billion of temporarily impaired securities and $27.4 million of securities that had non-credit related impairment recognized in AOCI. At December 31, 2010, the Company had 109 debt securities in an unrealized loss position. The debt securities in an unrealized loss position include 1 U.S. Treasury note, 22 Federal agency debt securities, 7 Federal agency MBS, 30 Federal agency CMOs, 12 Non-agency CMOs, 36 state and municipal securities and 1 other debt

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available-for-Sale (Continued)

security. The Company does not consider the debt securities in the above table to be other than temporarily impaired at December 31, 2010.

        Unrealized losses at December 31, 2010 include $10.6 million related to Federal agency CMOs and $9.7 million related to Non-agency CMOs. The unrealized loss on CMOs is primarily the result of higher market interest rates. Additionally, the unrealized loss on Non-agency CMOs reflects the lack of liquidity in this sector of the market. The Company only holds the most senior tranches of each non-agency issue which provides protection against defaults. Other than the $1.7 million credit loss recognized in 2010 on Non-agency CMOs, the Company expects to receive all contractual principal and interest payments due on its CMO debt securities. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Nonetheless, significant further weakening of economic fundamentals coupled with significant increases in unemployment and substantial deterioration in the value of high-end residential properties could extend distress to this borrower population. This could increase default rates and put additional pressure on property values. Should adverse circumstances develop, the value of these securities could decline and trigger the recognition of further other-than-temporary impairment charges.

        Other debt securities include the Company's investments in two highly rated corporate debt and collateralized bond obligations backed by trust preferred securities ("CDOs") issued by a geographically diverse pool of small- and medium-sized financial institutions. The CDOs held in securities available-for-sale at December 31, 2010 are the most senior tranches for both principal and interest payments. The market for CDOs has been inactive since 2008, accordingly, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $9.0 million unrealized loss at December 31, 2010 which the Company attributes to the illiquid credit markets. The CDOs have collateral that well exceeds the outstanding debt. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

        At December 31, 2009, total securities available-for-sale had a fair value of $4.31 billion, which included $1.69 billion of securities available-for-sale in an unrealized loss position as of December 31, 2009. At December 31, 2009, the Company had 155 debt securities in an unrealized loss position. The debt securities in an unrealized loss position include 1 U.S. Treasury bill, 15 Federal agency securities, 30 Federal agency MBS, 44 Federal agency CMOs, 29 private label CMOs, 32 state and municipal securities and 4 other debt securities.

Note 6. Other Investments

Federal Home Loan Bank of San Francisco and Federal Reserve Bank Stock

        The Company's investment in stock issued by the Federal Home Loan Bank of San Francisco ("FHLB") and Federal Reserve ("FRB") totaled $120.7 million and $123.2 million at December 31, 2010 and 2009, respectively. Ownership of government agency securities is restricted to member banks,

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Other Investments (Continued)

and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment.

        At December 31, 2010, the Company held $89.8 million of FHLB stock. FHLB banks are cooperatives that provide products and services to member banks. The FHLB provides significant liquidity to the U.S. banking system through advances to its member banks in exchange for collateral. The purchase of stock is required in order to receive advances and other services. The Company completed an assessment of its investment in FHLB stock for impairment at December 31, 2010. The FHLB experienced higher levels of other-than-temporary impairment in its investments in private label mortgage-backed securities in 2009 due to weakness in the economy and housing market. The level of other-than-temporary impairment charges decreased in 2010 compared with 2009 as the economy and selected housing markets experienced modest recoveries. Additionally, the FHLB has taken steps to preserve capital and increase the balance of restricted retained earnings available to protect members' paid-in-capital from the effects of adverse credit events, and its capital-to-assets ratio was well above regulatory requirements at December 31, 2010. The FHLB has access to a high level of government support to maintain liquidity and access to funding. The Company expects to recover the full amount invested in FHLB stock and does not consider its investment to be impaired at December 31, 2010.

Private Equity and Alternative Investments

        The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company's investments in these funds totaled $37.5 million at December 31, 2010 and $37.4 million at December 31, 2009. A summary of investments by fund type is provided below:

	December 31,
(in thousands) Fund Type	2010	2009
Private equity and venture capital	$21,408	$21,617
Real estate	10,053	9,061
Hedge	2,953	2,700
Other	3,040	4,038

Total	$37,454	$37,416

        Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated income statements. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized impairment totaling $1.4 million and $3.7 million during 2010 and 2009, respectively. The table below provides information as of

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Other Investments (Continued)

December 31, 2010 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

Alternative Investments Measured at Fair Value on a Nonrecurring Basis

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity and venture capital (2)	$2,953	$250	None(1)	N/A
Real estate (3)	7,398	1,536	None(1)	N/A
Hedge (4)	453	—	(4)	(4)

Total	$10,804	$1,786

(1)
Funds make periodic distributions of income but do not permit redemptions prior to the end of the investment term.

(2)
Funds invest in securities and other instruments of public and private companies, including corporations, partnerships, limited liability companies and joint ventures.

(3)
Funds invest in commercial, industrial and retail projects and select multi-family housing opportunities which are part of mixed use projects in low and moderate income neighborhoods.

(4)
Fund invests in other hedge funds. Fund is being liquidated and capital returned to investors as the underlying investments are sold or redeemed.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

        The following is a summary of the major categories of loans:

	December 31,
(in thousands)	2010	2009
Commercial	$4,136,874	$4,335,052
Commercial real estate mortgages	1,958,317	2,161,451
Residential mortgages	3,552,312	3,533,453
Real estate construction	467,785	835,589
Equity lines of credit	733,741	734,182
Installment loans	160,144	172,566
Lease financing	377,455	374,615

Loans and leases, excluding covered loans	11,386,628	12,146,908
Less: Allowance for loan and lease losses	(257,007)	(288,493)

Loans and leases, excluding covered loans, net	11,129,621	11,858,415
Covered loans	1,857,522	1,851,821
Less: Allowance for loan losses	(67,389)	—

Covered loans, net	1,790,133	1,851,821

Total loans and leases	$13,244,150	$13,998,729

Total loans and leases, net	$12,919,754	$13,710,236

        The loan amounts above include net unamortized fees and costs of $7.0 million and $6.2 million as of December 31, 2010 and 2009, respectively.

        In the normal course of business, the Bank makes loans to executive officers and directors and to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to others with a similar credit standing. The aggregate dollar amounts of these loans were $54.8 million and $56.9 million at December 31, 2010 and 2009, respectively. During 2010, new loans and advances totaled $50.9 million and repayments totaled $56.6 million. Interest income recognized on these loans amounted to $2.1 million, $2.3 million and $2.6 million during 2010, 2009, and 2008, respectively. At December 31, 2010, none of these loans was past due or on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

        The Company has no residential mortgage loans with high LTVs (as defined in FDICIA as greater than 90 percent), loans with option ARM terms, as defined in ASC 825-10-55, Financial Instruments—Concentrations Involving Loan Product Terms, or that allow for negative amortization. The Company does offer interest-only loans. Excluding covered loans, there were interest-only residential mortgages totaling approximately $975.4 million and home equity lines of credit totaling approximately $733.7 million as of December 31, 2010. As of December 31, 2009, there were interest-only residential mortgages totaling approximately $945.1 million and home equity lines of credit totaling approximately $734.2 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company's lending activities are predominantly in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at December 31, 2010, California represented 86 percent of total loans outstanding and Nevada and New York represented 2 percent and 6 percent, respectively. The remaining 6 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada. Within the Company's covered loan portfolio at December 31, 2010, the five states with the largest concentration were California (42 percent), Texas (12 percent), Nevada (6 percent), New York (5 percent) and Arizona (4 percent). The remaining 31 percent of total covered loans outstanding represented other states.

        The Company has pledged eligible residential first mortgages, equity lines of credit and commercial loans totaling $5.34 billion as collateral for its borrowing facility at the Federal Home Loan Bank of San Francisco.

Covered Loans

        Covered loans represent loans acquired from the FDIC that are subject to loss sharing agreements and were $1.86 billion as of December 31, 2010 and $1.85 billion at December 31, 2009. Covered loans, net of allowance for loan losses of $67.4 million, were $1.79 billion as of December 31, 2010. There was no allowance for loan losses on covered loans as of December 31, 2009.

        The following is a summary of the major categories of covered loans:

	December 31,
(in thousands)	2010	2009
Commercial	$55,082	$10,337
Commercial real estate mortgages	1,569,739	1,640,828
Residential mortgages	18,380	7,477
Real estate construction	204,945	193,179
Equity lines of credit	6,919	—
Installment loans	2,457	—

Total covered loans	1,857,522	1,851,821
Less: Allowance for loan losses	(67,389)	—

Total covered loans, net	$1,790,133	$1,851,821

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        As of the respective acquisition dates, the preliminary estimates of the contractually required payments for all acquired impaired loans of FPB and SWB were $643.3 million, the cash flows expected to be collected were $378.9 million, and the fair value of the loans was $330.6 million. These amounts were determined based on the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. As fair value of the acquired loans included estimated credit losses, an allowance for loan losses was not recorded at acquisition date. Interest income is recognized on all acquired impaired loans through accretion of the difference between the carrying amount and the expected cash flows of the loans.

        Changes in the accretable yield for acquired impaired loans were as follows for the years ending December 31, 2010 and 2009:

	Year ended December 31,
(in thousands)	2010	2009
Balance, beginning of period	$687,126	$—
Additions	48,644	691,086
Accretion	(116,477)	(3,960)
Reclassifications to nonaccretable yield	(27,411)	—
Disposals and other	(29,056)	—

Balance, end of period	$562,826	$687,126

        Because of the short time period between the closing of the ICB acquisition and year-end 2009, certain 2009 amounts related to the acquired impaired ICB loans were preliminary estimates. In finalizing its analysis of these loans, the Company recorded adjustments to 2009 amounts during year-end 2010 that are reflected in the Disposals and other line of the above table.

        At acquisition date, the Company recorded an FDIC indemnification asset for its FDIC-assisted acquisitions of ICB in December 2009 and FPB and SWB in May 2010. The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans, OREO and unfunded loan commitments. The FDIC indemnification asset from all three acquisitions totaled $295.5 million at December 31, 2010 and $380.7 million at December 31, 2009. See Note 3, Business Combinations, for further discussion of the FDIC indemnification asset.

Credit Quality on Loans and Leases, Excluding Covered Loans

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

        The following is a summary of activity in the allowance for loan and lease losses and ending balances of loans evaluated for impairment, excluding covered loans, for the years ended December 31, 2010 and 2009. Activity is provided by loan type which is consistent with the Company's methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Unallocated	Total
Year ended December 31, 2010
Allowance for loan and lease losses:
Beginning balance	$110,547	$52,011	$12,797	$53,722	$3,734	$4,665	$51,017	$288,493
Provision for credit losses (2)	35,200	30,103	7,153	17,686	5,463	920	2,286	98,811
Charge-offs	(69,427)	(29,833)	(3,327)	(36,020)	(2,120)	(2,529)	—	(143,256)
Recoveries	6,131	235	130	5,436	152	875	—	12,959

Net charge-offs	(63,296)	(29,598)	(3,197)	(30,584)	(1,968)	(1,654)	—	(130,297)

Ending balance	$82,451	$52,516	$16,753	$40,824	$7,229	$3,931	$53,303	$257,007

Ending balance of allowance:
Individually evaluated for impairment	$2,592	$1,889	$342	$366	$255	$—	$—	$5,444
Collectively evaluated for impairment	79,859	50,627	16,411	40,458	6,974	3,931	53,303	251,563
Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases excluding covered loans	$4,514,329	$1,958,317	$3,552,312	$467,785	$733,741	$160,144	$—	$11,386,628
Individually evaluated for impairment	16,715	42,580	16,889	108,221	4,859	1,148	—	190,412
Collectively evaluated for impairment	4,497,614	1,915,737	3,535,424	359,564	728,882	158,996	—	11,196,216
Year ended December 31, 2009
Allowance for loan and lease losses:
Beginning balance	$77,323	$33,890	$7,033	$48,402	$2,772	$2,983	$51,643	$224,046
Provision for credit losses (2)	120,906	26,784	8,169	125,771	2,976	6,383	(626)	290,363
Charge-offs	(93,590)	(8,775)	(2,514)	(125,358)	(2,016)	(5,018)	—	(237,271)
Recoveries	5,908	112	109	4,907	2	317	—	11,355

Net charge-offs	(87,682)	(8,663)	(2,405)	(120,451)	(2,014)	(4,701)	—	(225,916)

Ending balance	$110,547	$52,011	$12,797	$53,722	$3,734	$4,665	$51,017	$288,493

Ending balance of allowance:
Individually evaluated for impairment	$25,247	$8,214	$546	$19,070	$—	$2,731	$—	$55,808
Collectively evaluated for impairment	85,300	43,797	12,251	34,652	3,734	1,934	51,017	232,685
Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases excluding covered loans	$4,709,667	$2,161,451	$3,533,453	$835,589	$734,182	$172,566	$—	$12,146,908
Individually evaluated for impairment	75,596	75,548	13,886	201,442	1,200	8,071	—	375,743
Collectively evaluated for impairment	4,634,071	2,085,903	3,519,567	634,147	732,982	164,495	—	11,771,165

(1)
Includes lease financing loans.

(2)
Provision for credit losses for 2010 in this table includes total provision for credit losses of $103.0 million, net of total transfers to the reserve for off-balance sheet credit commitments of $4.2 million. Provision for credit losses for 2009 in this table includes total provision for credit losses of $285.0 million and total transfers from the reserve for off-balance sheet credit commitments of $5.4 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        Off-balance sheet credit exposures include loan commitments, letters of credit and financial guarantees. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments:

	Year ended December 31,
(in thousands)	2010	2009	2008
Balance, beginning of the year	$17,340	$22,703	$19,704
Transfers from (to) allowance for loan and lease losses	4,189	(5,363)	2,999

Balance, end of the year	$21,529	$17,340	$22,703

Nonaccrual Loans and Leases

        The table below provides a summary of nonaccrual loans and leases, excluding covered loans, at December 31, 2010 and 2009:

	December 31,
(in thousands)	2010	2009
Commercial	$19,498	$76,103
Commercial real estate mortgages	44,882	76,027
Residential mortgages:
Fixed	13,253	5,292
Variable	5,468	10,196

Total residential mortgages	18,721	15,488

Real estate construction:
Construction	74,446	148,608
Land	23,763	53,997

Total real estate construction	98,209	202,605

Equity lines of credit	6,782	3,422
Installment:
Commercial	1,414	8,261
Consumer	282	915

Total installment	1,696	9,176

Lease financing	1,135	5,886

Total nonaccrual loans	$190,923	$388,707

        The following table provides a summary of contractual interest foregone on nonaccrual loans, excluding covered loans, for 2010, 2009 and 2008:

	December 31,
(in thousands)	2010	2009	2008
Contractual interest due	$17,869	$21,613	$7,570
Less: interest collected and applied to principal	(6,355)	(5,867)	(2,356)

Net interest foregone	$11,514	$15,746	$5,214

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

        Information on impaired loans, excluding covered loans, at December 31, 2010 and 2009 is provided in the following tables:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Year ended December 31, 2010
With no related allowance recorded:
Commercial	$7,295	$7,293	$—	$5,574	$624
Commercial real estate mortgages	23,496	23,426	—	28,320	352
Residential mortgages:
Fixed	10,942	10,858	—	6,615	—
Variable	4,048	4,040	—	6,747	—

Total residential mortgages	14,990	14,898	—	13,362	—

Real estate construction:
Construction	75,778	75,639	—	50,936	797
Land	23,732	23,732	—	24,339	—

Total real estate construction	99,510	99,371	—	75,275	797

Equity lines of credit	3,006	2,997	—	2,105	—
Installment:
Commercial	1,137	1,107	—	568	—
Consumer	41	41	—	21	—

Total installment	1,178	1,148	—	589	—

Lease financing	—	—	—	—	—

Total with no related allowance	$149,475	$149,133	$—	$125,225	$1,773

With an allowance recorded:
Commercial	$8,567	$8,567	$2,592	$37,265	$—
Commercial real estate mortgages	19,139	19,154	1,889	30,737	—
Residential mortgages:
Fixed	566	563	69	1,172	—
Variable	1,435	1,428	273	936	—

Total residential mortgages	2,001	1,991	342	2,108	—

Real estate construction:
Construction	8,850	8,850	366	65,531	—
Land	—	—	—	13,964	—

Total real estate construction	8,850	8,850	366	79,495	—

Equity lines of credit	1,868	1,862	255	934	—
Installment:
Commercial	—	—	—	3,962	—
Consumer	—	—	—	75	—

Total installment	—	—	—	4,037	—

Lease financing	855	855	—	855	—

Total with an allowance	$41,280	$41,279	$5,444	$155,431	$—

Total impaired loans by type:
Commercial	$15,862	$15,860	$2,592	$42,839	$624
Commercial real estate mortgages	42,635	42,580	1,889	59,057	352
Residential mortgages	16,991	16,889	342	15,470	—
Real estate construction	108,360	108,221	366	154,770	797
Equity lines of credit	4,874	4,859	255	3,039	—
Installment	1,178	1,148	—	4,626	—
Lease financing	855	855	—	855	—

Total impaired loans	$190,755	$190,412	$5,444	$280,656	$1,773

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Year ended December 31, 2009
With no related allowance recorded:
Commercial	$3,851	$3,850	$—	$9,211	$—
Commercial real estate mortgages	33,145	33,168	—	19,151	—
Residential mortgages:
Fixed	2,289	2,278	—	1,144	—
Variable	9,447	9,403	—	6,522	—

Total residential mortgages	11,736	11,681	—	7,666	—

Real estate construction:
Construction	26,092	26,267	—	27,590	—
Land	24,947	24,906	—	47,837	—

Total real estate construction	51,039	51,173	—	75,427	—

Equity lines of credit	1,204	1,200	—	602	—
Installment:
Commercial	—	—	—	319	—
Lease financing	—	—	—	—	—

Total with no related allowance	$100,975	$101,072	$—	$112,376	$—

With an allowance recorded:
Commercial	$65,964	$65,933	$25,247	$47,589	$—
Commercial real estate mortgages	42,334	42,380	8,214	21,167	—
Residential mortgages:
Fixed	1,778	1,770	463	889	—
Variable	437	435	83	219	—

Total residential mortgages	2,215	2,205	546	1,108	—

Real estate construction:
Construction	122,213	122,342	12,848	83,539	—
Land	27,927	27,927	6,222	16,496	—

Total real estate construction	150,140	150,269	19,070	100,035	—

Equity lines of credit	—	—	—	251	—
Installment:
Commercial	7,925	7,921	2,661	3,962	—
Consumer	151	150	70	508	—

Total installment	8,076	8,071	2,731	4,470	—

Lease financing	5,813	5,813	—	5,813	—

Total with an allowance	$274,542	$274,671	$55,808	$180,433	$—

Total impaired loans by type:
Commercial	$69,815	$69,783	$25,247	$56,800	$—
Commercial real estate mortgages	75,479	75,548	8,214	40,318	—
Residential mortgages	13,951	13,886	546	8,774	—
Real estate construction	201,179	201,442	19,070	175,462	—
Equity lines of credit	1,204	1,200	—	853	—
Installment	8,076	8,071	2,731	4,789	—
Lease financing	5,813	5,813	—	5,813	—

Total impaired loans	$375,517	$375,743	$55,808	$292,809	$—

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        The principal balance and recorded investment of impaired loans, excluding covered loans, was $190.4 million and $190.8 million, respectively, at December 31, 2010. The recorded investment in an impaired loan includes loan principal, net of prior charge-offs, increased or decreased by accrued interest and net of deferred fees or costs. Impaired loans at December 31, 2010 include $10.8 million of restructured loans that have been returned to accrual status, but will continue to be reported as impaired until they have a demonstrated period of performance under their restructured terms. At December 31, 2010 there were $179.6 million of impaired loans included in nonaccrual loans, with an allowance allocation of $5.4 million. Impaired loans exclude $11.3 million of nonaccrual loans under $500,000 that are not individually evaluated for impairment. Impaired loans with commitments of less than $500,000 are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement. At December 31, 2009, the principal balance and recorded investment in impaired loans was $375.7 million and $375.5 million, respectively.

        The average balance of impaired loans was $280.7 million, $292.8 million and $139.6 million for 2010, 2009 and 2008, respectively. With the exception of restructured loans that have been returned to accrual status, interest income is not recognized on impaired loans until the principal balance of these loans are paid off.

Troubled Debt Restructured Loans

        Troubled debt restructured loans were $32.5 million, before specific reserves of $1.6 million, at December 31, 2010. Troubled debt restructured loans were $11.2 million, before specific reserves of $1.0 million at December 31, 2009. There were no commitments to lend additional funds on restructured loans at December 31, 2010.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Past Due Loans and Leases

        Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans, excluding covered loans, at December 31, 2010 and 2009 based upon the length of time the loans have been past due is provided below:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
December 31, 2010
Commercial	$9,832	$4,178	$904	$19,498	$34,412	$4,102,462	$4,136,874
Commercial real estate mortgages	15,112	3,996	—	44,882	63,990	1,894,327	1,958,317
Residential mortgages:
Fixed	—	731	379	13,253	14,363	1,628,683	1,643,046
Variable	—	—	—	5,468	5,468	1,903,798	1,909,266

Total residential mortgages	—	731	379	18,721	19,831	3,532,481	3,552,312

Real estate construction:
Construction	554	—	—	74,446	75,000	251,518	326,518
Land	—	—	—	23,763	23,763	117,504	141,267

Total real estate construction	554	—	—	98,209	98,763	369,022	467,785

Equity lines of credit	74	526	—	6,782	7,382	726,359	733,741
Installment:
Commercial	63	—	—	1,414	1,477	29,684	31,161
Consumer	304	—	—	282	586	128,397	128,983

Total installment	367	—	—	1,696	2,063	158,081	160,144

Lease financing	7	—	1,216	1,135	2,358	375,097	377,455

Total	$25,946	$9,431	$2,499	$190,923	$228,799	$11,157,829	$11,386,628

December 31, 2009
Commercial	$15,740	$6,092	$3,651	$76,103	$101,586	$4,233,466	$4,335,052
Commercial real estate mortgages	5,585	—	1,582	76,027	83,194	2,077,533	2,160,727
Residential mortgages:
Fixed	1,196	1,880	456	5,292	8,824	1,703,034	1,711,858
Variable	—	—	—	10,196	10,196	1,811,399	1,821,595

Total residential mortgages	1,196	1,880	456	15,488	19,020	3,514,433	3,533,453

Real estate construction:
Construction	22,856	—	—	148,608	171,464	415,454	586,918
Land	610	725	—	53,997	55,332	194,064	249,396

Total real estate construction	23,466	725	—	202,605	226,796	609,518	836,314

Equity lines of credit	31	—	—	3,422	3,453	730,728	734,181
Installment:
Commercial	31	559	—	8,261	8,851	27,925	36,776
Consumer	182	212	—	915	1,309	134,481	135,790

Total installment	213	771	—	9,176	10,160	162,406	172,566

Lease financing	—	—	—	5,886	5,886	368,729	374,615

Total	$46,231	$9,468	$5,689	$388,707	$450,095	$11,696,813	$12,146,908

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality Monitoring

        The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are reviewed and updated quarterly. The table below provides a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	December 31, 2010			December 31, 2009
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$4,009,923	$126,951	$4,136,874	$4,065,862	$269,190	$4,335,052
Commercial real estate mortgages	1,727,353	230,964	1,958,317	1,937,550	223,901	2,161,451
Residential mortgages:
Fixed	1,615,970	27,076	1,643,046	1,692,127	19,731	1,711,858
Variable	1,880,570	28,696	1,909,266	1,774,344	47,251	1,821,595

Total residential mortgages	3,496,540	55,772	3,552,312	3,466,471	66,982	3,533,453

Real estate construction:
Construction	129,671	196,847	326,518	247,788	339,130	586,918
Land	53,400	87,867	141,267	114,047	134,624	248,671

Total real estate construction	183,071	284,714	467,785	361,835	473,754	835,589

Equity lines of credit	716,276	17,465	733,741	716,110	18,072	734,182
Installment:
Commercial	21,349	9,812	31,161	27,956	8,820	36,776
Consumer	126,905	2,078	128,983	134,018	1,772	135,790

Total installment	148,254	11,890	160,144	161,974	10,592	172,566

Lease financing	371,684	5,771	377,455	360,559	14,056	374,615

Total	$10,653,101	$733,527	$11,386,628	$11,070,361	$1,076,547	$12,146,908

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Covered Loans

        The following is a summary of activity in the allowance for loan losses on covered loans:

	Year ended December 31,
(in thousands)	2010	2009
Balance, beginning of period	$—	$—
Provision for losses	(76,218)	—
Charge-offs	414	—
Reduction in allowance due to loan removals	8,415	—

Balance, end of period	$(67,389)	$—

        The allowance for loan losses on covered loans was $67.4 million as of December 31, 2010. The Company recorded provision expense of $76.2 million in 2010. Approximately $0.4 million of the provision on covered loans related to acquired loans that are outside the scope of ASC 310-30. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans in 2010 is mainly the result of lower projected interest cash flows due to the Company's revised default forecasts, though credit losses remain in line with previous expectations. The revisions of the default forecasts were based on the results of management's review of the credit quality of the covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals. A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO.

        Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. At December 31, 2010 and 2009, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual basis. Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $2.6 million of acquired covered loans that were on nonaccrual status and were considered to be impaired as of December 31, 2010.

        At December 31, 2010, covered loans that are 30 to 89 days delinquent were $99.5 million and covered loans that are 90 days or more past due on accrual status were $399.0 million. At December 31, 2009, covered loans that are 30 to 89 days delinquent were $107.7 million and covered loans that are 90 days or more past due on accrual status were $173.3 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Other Real Estate Owned

        The following table provides a summary of OREO activity for 2010 and 2009:

	2010			2009
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of year	$53,308	$60,558	$113,866	$11,388	$—	$11,388
Additions	59,382	124,737	184,119	66,003	62,451	128,454
Sales	(34,645)	(39,437)	(74,082)	(10,663)	(1,222)	(11,885)
Valuation adjustments	(20,728)	(24,992)	(45,720)	(13,420)	(671)	(14,091)

Balance, end of year	$57,317	$120,866	$178,183	$53,308	$60,558	$113,866

        At December 31, 2010, OREO was $178.2 million and included $120.9 million of covered OREO. Covered OREO represents OREO covered by FDIC loss sharing agreements associated with the acquisitions of ICB, FPB and SWB. At December 31, 2009, OREO was $113.9 million and included $60.6 million of covered OREO.

        Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, 80 percent of covered OREO expenses and valuation write-downs are reimbursable to the Company from the FDIC. The portion of these expenses that is reimbursable is recorded in FDIC loss sharing income, net in the noninterest income section of the consolidated statements of income.

Note 9. Premises and Equipment

        The following is a summary of the major categories of premises and equipment:

(in thousands)	Cost	Accumulated Depreciation And Amortization	Carrying Value	Range of Lives
December 31, 2010
Premises, including land of $3,511	$143,658	$89,931	$53,727	0 to 39 years
Furniture, fixtures and equipment	171,642	137,798	33,844	3 to 10 years
Software	99,749	58,894	40,855	5 years

Total	$415,049	$286,623	$128,426

December 31, 2009
Premises, including land of $3,511	$136,803	$82,449	$54,354	0 to 39 years
Furniture, fixtures and equipment	164,868	128,543	36,325	3 to 10 years
Software	84,038	50,408	33,630	5 years

Total	$385,709	$261,400	$124,309

        Depreciation and amortization expense was $25.8 million, $26.2 million and $22.2 million in 2010, 2009 and 2008, respectively. Net rental payments on operating leases included in Net occupancy of premises in the consolidated statements of income were $46.5 million, $43.2 million and $41.8 million in 2010, 2009 and 2008, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Premises and Equipment (Continued)

        The future net minimum rental commitments were as follows at December 31, 2010:

(in thousands)	Net Minimum Rental Commitments
2011	$36,259
2012	35,161
2013	32,621
2014	31,386
2015	29,839
Thereafter	95,580

$260,846

        The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations related to acquisitions have been adjusted to current market values through acquisition accounting adjustments. The allowance thus created is being accreted over the terms of the leases and will increase or reduce the total expense recognized by the Company in its operating expenses. At December 31, 2010, the Company is contractually entitled to receive minimum future rentals of $6.1 million under non-cancelable sub-leases with terms through 2038.

        A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses.

Note 10. Goodwill and Intangibles

        The following table summarizes the Company's goodwill and other intangible assets as of December 31, 2010 and 2009:

(in thousands)	December 31, 2009	Additions	Reductions	December 31, 2010
Goodwill	$513,392	$6,088	$—	$519,480
Accumulated amortization	(33,410)	—	—	(33,410)

Net goodwill	$479,982	$6,088	$—	$486,070

Customer-Relationship Intangibles
Core deposit intangibles	$22,855	$3,812	$—	$26,667
Accumulated amortization	(9,765)	(5,302)	—	(15,067)
Client advisory contracts	45,476	—	(570)	44,906
Accumulated amortization	(12,965)	(3,302)	138	(16,129)
Other client service contracts	—	2,187	—	2,187

Net intangibles	$45,601	$(2,605)	$(432)	$42,564

        In 2010, the Company recorded $6.1 million of goodwill and a $2.2 million customer contract intangible related to its acquisition of an accounting software company, and $2.5 million and $1.3 million of core deposit intangibles related to its acquisitions of FPB and SWB, respectively. Refer to Note 3, Business Combinations, for further discussion of the acquisitions.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Goodwill and Intangibles (Continued)

        Customer relationship intangibles are amortized over their estimated lives. At December 31, 2010, the estimated aggregate amortization of intangibles for the years 2011 through 2015 is $8.3 million, $6.4 million, $5.8 million, $4.0 million, and $3.2 million, respectively.

Impairment Assessment

        Management completed an assessment of goodwill and intangibles for impairment during the fourth quarter of 2010. The goodwill assessment was completed at a reporting unit level. Fair values were determined using methods consistent with current industry practices for valuing similar types of companies. A market multiple of net income was used to value the Bank reporting unit. The fair values of the wealth management affiliates were based on the fair values calculated for the affiliate non-controlling interests. These values were adjusted to determine an implied external fair value for the entire firm excluding any discount for lack of control and marketability. The resulting values for the affiliates were compared to various other market valuation metrics. The sum of the fair values of the reporting units was compared with the Company's market capitalization on a range of dates including year end and subsequent to year end. The excess of fair value over the Company's market capitalization on these dates reflects the value of the synergies and benefits that would arise from maintaining control over the Company. Based upon the analysis performed, the fair values of the reporting units exceeded their carrying value (including goodwill); therefore, management concluded that no impairment of goodwill existed at December 31, 2010. It is possible that a future conclusion could be reached that all or a portion of the Company's goodwill is impaired, in which case a non-cash charge for the amount of such impairment would be recorded in operations. Such a charge, if any, would have no impact on tangible capital and would not affect the Company's "well-capitalized" designation.

        The assessment of customer-relationship intangibles for impairment was completed at the individual asset level. The fair value of core deposit intangibles was determined using market-based core deposit premiums from recent deposit sale transactions. The fair value of core deposit intangibles exceeded their carrying amount at December 31, 2010. For client advisory contract intangibles recorded by the wealth management affiliates, the undiscounted projected future cash flows associated with the client contracts was compared to their carrying value to determine whether there was impairment. Management concluded that no impairment of customer-relationship intangibles existed at December 31, 2010.

Note 11. Deposits and Borrowed Funds

        The following table sets forth the maturity distribution of time deposits as of December 31, 2010:

(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Time deposits, $100,000 and over	$757.4	$66.9	$25.1	$10.5	$21.4	$1.2	$882.5
Other time deposits	305.2	17.8	8.4	3.5	3.0	0.2	338.1

Total time deposits	$1,062.6	$84.7	$33.5	$14.0	$24.4	$1.4	$1,220.6

        Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities greater than one year. Details

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Deposits and Borrowed Funds (Continued)

regarding federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings follow:

	2010			2009			2008
(in thousands)	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate
Federal funds purchased	$—	$29,131	0.10%	$426,779	$214,672	0.16%	$708,157	$896,676	2.18%
Securities sold under repurchase agreements	—	134,178	3.92	200,000	200,000	3.98	200,000	202,055	3.97
Other short-term borrowings	620	711	0.08	690	52,298	0.63	124,500	667,457	2.69

Total	$620	$164,020	3.23%	$627,469	$466,970	1.85%	$1,032,657	$1,766,188	2.58%

Maximum month-end balance
Federal funds purchased	$99,394			$689,202			$1,361,678
Securities sold under repurchase agreements	200,000			200,000			206,277
Other short-term borrowings	750			121,859			955,000

        In 2010, the Company extinguished $175.0 million of structured repurchase agreements prior to maturity. As a result of the early retirement of debt, the Company recognized a $12.3 million termination cost which is recognized as a reduction of other income in the consolidated statements of income.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Deposits and Borrowed Funds (Continued)

        The components of the current portion of subordinated debt and long-term debt are provided below:

	December 31,
(in thousands) (1)	2010	2009
Current portion of subordinated debt
City National Bank—6.75% Subordinated Notes Due September 2011	$152,824	$—
Long-term portion of subordinated debt (1)
City National Bank—6.75% Subordinated Notes Due September 2011	—	160,806
City National Bank—9.00% Subordinated Notes Due July 2019 (2)	49,680	49,643
City National Bank—9.00% Subordinated Notes Due August 2019	74,839	74,820
City National Bank—Fixed and Floating Subordinated Notes due August 2019 (3)	54,882	54,868

Total long-term portion of subordinated debt	179,401	340,137

Total subordinated debt	$332,225	$340,137

Long-term debt
Senior Notes:
City National Corporation—5.125% Senior Notes Due February 2013	$223,416	$221,946
City National Corporation—5.25% Senior Notes Due September 2020	297,003	—
Junior Subordinated Debt:
Floating Rate Business Bancorp Capital Trust I Securities Due November 2034 (4)	5,151	5,151
9.625% City National Capital Trust I Securities Due February 2040	—	243,578
Other long-term debt	—	354

Total long-term debt	$525,570	$471,029

(1)
The carrying value of borrowed funds is net of discount and issuance costs, which are being amortized into interest expense, as well as the impact of fair value hedge accounting, if applicable.

(2)
These notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance (July 15, 2009) and thereafter the rate is reset at the Bank's option to either LIBOR plus 6 percent or to prime plus 5 percent.

(3)
These notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance (August 12, 2009) and thereafter bear an interest rate equal to the three-month LIBOR rate plus 6 percent. The rate is reset quarterly and is subject to an interest rate cap of 10 percent throughout the term of the notes.

(4)
These floating rate securities pay interest of three-month LIBOR plus 1.965 percent and is reset quarterly. As of December 31, 2010, the interest rate was 2.25 percent.

        Total subordinated debt was $332.2 million as of December 31, 2010, of which $152.8 million is due in 2011, compared to total subordinated debt of $340.1 million as of December 31, 2009. Subordinated debt qualifies as Tier 2 capital for regulatory purposes. On July 15, 2009, the Bank issued

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Deposits and Borrowed Funds (Continued)

a $50.0 million unsecured subordinated note to a third party investor. The subordinated note bears a 9 percent fixed rate of interest for five years, and thereafter, the rate is reset at the Bank's option to either LIBOR plus 6 percent or to prime plus 5 percent. The note matures on July 15, 2019. On August 12, 2009, the Bank issued $130.0 million in subordinated notes of which $55.0 million were floating rate subordinated notes and $75.0 million were fixed rate subordinated notes. The fixed rate subordinated notes bear a fixed interest rate of 9 percent. The floating rate subordinated notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance and thereafter bear an interest rate equal to the three-month LIBOR rate plus 6 percent. The rate is reset quarterly and is subject to an interest rate cap of 10 percent throughout the term of the notes. These subordinated notes mature on August 12, 2019.

        On December 8, 2009, City National Capital Trust I, a statutory trust formed by City National Corporation, issued $250.0 million of cumulative trust preferred securities. The notes pay a fixed rate of 9.625 percent and mature on February 1, 2040. On October 16, 2010, the Company redeemed the $250.0 million of trust preferred securities. The redemption resulted in a $6.8 million charge that is recognized as a reduction of other income in the consolidated statements of income.

        On September 13, 2010, the Corporation issued $300 million of senior notes. The notes pay a fixed rate of 5.25 percent and mature on September 15, 2020. The majority of net proceeds from the senior notes were used to redeem the trust preferred securities.

        The following table provides the maturity distribution of subordinated and long-term debt as of December 31, 2010:

(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Subordinated debt	$152.8	$—	$—	$—	$—	$179.4	$332.2
Long-term debt	—	—	223.4	—	—	302.2	525.6

Total borrowed funds	$152.8	$—	$223.4	$—	$—	$481.6	$857.8

        The Company has a remaining borrowing capacity of $3.23 billion as of December 31, 2010, secured by collateral, with the Federal Home Loan Bank of San Francisco, of which the Bank is a member.

Note 12. Shareholders' Equity

        On January 24, 2008, the Board of Directors authorized the repurchase of 1 million shares of City National Corporation stock, following the completion of its previously approved stock buyback initiative. All purchases under the program were made in open market transactions and comply with the safe harbor provisions of SEC Rule 10B-18 regarding blackout periods and daily aggregate limits. The Corporation did not repurchase any shares of common stock in 2010 and 2009. An aggregate of 421,500 shares were repurchased in 2008. As of December 31, 2010, there were 1,140,400 shares that may yet be purchased under the January 24, 2008 buyback initiative. The Corporation received no shares in payment for the exercise price of stock options.

        At December 31, 2010, the Corporation had 1.5 million shares of common stock reserved for issuance and 0.7 million shares of unvested restricted stock granted to employees and directors under share-based compensation programs.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Shareholders' Equity (Continued)

        The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
(in thousands)	2010	2009
Net unrealized gain (loss) on securities available-for-sale	$36,386	$(7,366)
Net unrealized gain on cash flow hedges	1,184	4,371
Pension liability adjustment	(717)	(54)

Total accumulated other comprehensive income (loss)	$36,853	$(3,049)

        On November 21, 2008, City National Corporation received aggregate proceeds of $400 million from the United States Department of the Treasury ("Treasury") under the Troubled Asset Relief Program ("TARP") Capital Purchase Program in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company's common stock at an exercise price of $53.16 per share. The preferred stock and warrant were recorded in equity on a relative fair value basis at the time of issuance. The preferred stock was valued by calculating the present value of expected cash flows and the warrant was valued using an option valuation model. The allocated values of the preferred stock and warrant were approximately $389.9 million and $10.1 million, respectively. Cumulative dividends on the preferred stock were payable quarterly at the rate of 5 percent for the first five years and increasing to 9 percent thereafter. The warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $53.16 per share of the common stock.

        On December 30, 2009, the Corporation repurchased $200 million, or 200,000 shares, of preferred shares from the Treasury. The repurchase represented 50 percent of the preferred stock issued to the Treasury and required an accelerated accretion charge of $4.0 million in 2009. On March 3, 2010, the Corporation repurchased the remaining $200 million, or 200,000 shares, of preferred shares, which resulted in an accelerated accretion charge of $3.8 million in 2010. On April 8, 2010, the Corporation repurchased its outstanding common stock warrant issued to the Treasury. The repurchase price of $18.5 million was recorded as a charge to additional paid-in capital.

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

CN are eliminated in consolidation for all periods presented. CN sold Series A Preferred Stock to accredited investors in 2001 and Series B Preferred Stock in 2002. As of December 31, 2010, CN had outstanding 33,433 shares of Series A Preferred Stock and 6,828 shares of Series B Preferred Stock, both of which are included in Noncontrolling interest in the consolidated balance sheets. Dividends of $0.9 million, which are included in Net income attributable to noncontrolling interest in the consolidated statements of income, were paid in each of the years 2010, 2009 and 2008 on both of the preferred stock issues.

        During 2002, the Bank converted its former registered investment company, a wholly-owned subsidiary of the Bank, to a real estate investment trust to provide the Bank with flexibility in raising capital. The net income and assets of City National Real Estate Investment Corporation II ("CNII") are eliminated in consolidation for all periods presented. During 2002 and 2003, CNII sold Series A Preferred Stock to accredited investors. As of December 31, 2010, CNII had outstanding 149,680 shares of Series A Preferred Stock, which is included in Noncontrolling interest in the consolidated balance sheets. Dividends of $1.3 million, which are also included in Net income attributable to noncontrolling interest in the consolidated statements of income, were paid in each of the years 2010, 2009 and 2008.

        Historically, the majority of the funds for the payment of dividends by the Company have been obtained from the Bank. Dividends paid by the Bank to its parent company are subject to certain legal and regulatory limitations. In 2010, the Bank may pay dividends up to its net income for 2010, as defined by statute, through the date of any such dividend declaration, without prior regulatory approval. Federal banking law also prohibits the Company from borrowing from the Bank on less than a fully secured basis. The Company had no borrowings from the Bank at either December 31, 2010 or December 31, 2009.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). As of December 31, 2010, the Corporation and the Bank met and exceeded all capital adequacy requirements to which either is subject. Additionally, the regulatory agencies are required by law to take specific prompt action with respect to banks that do not meet minimum capital standards. As of December 31, 2010, the Bank was categorized as "well capitalized." There have been no events or circumstances that cause the Company's management to believe that there would be a change in the Corporation's and the Bank's category of "well capitalized."

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Availability of Funds from Subsidiaries and Capital (Continued)

        The Corporation's capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2010
Total capital (to risk weighted assets)	$1,820.7	13.28%	$1,097.0	≥ 8.0%	$1,371.2	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,441.8	10.52%	548.5	≥ 4.0%	822.7	≥ 6.0%
Tier 1 capital (to average assets)	1,441.8	6.74%	856.3	≥ 4.0%	—	—
As of December 2009
Total capital (to risk weighted assets)	$2,185.7	15.15%	$1,154.5	≥ 8.0%	$1,443.1	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,760.1	12.20%	577.2	≥ 4.0%	865.9	≥ 6.0%
Tier 1 capital (to average assets)	1,760.1	9.48%	742.9	≥ 4.0%	—	—

        The Bank's capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2010
Total capital (to risk weighted assets)	$2,103.7	15.50%	$1,085.9	≥ 8.0%	$1,357.3	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,751.8	12.91%	542.9	≥ 4.0%	814.4	≥ 6.0%
Tier 1 capital (to average assets)	1,751.8	8.28%	846.3	≥ 4.0%	1,057.9	≥ 5.0%
As of December 2009
Total capital (to risk weighted assets)	$1,995.1	13.96%	$1,143.6	≥ 8.0%	$1,429.5	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,604.9	11.23%	571.8	≥ 4.0%	857.7	≥ 6.0%
Tier 1 capital (to average assets)	1,604.9	8.72%	736.4	≥ 4.0%	920.5	≥ 5.0%

        The Corporation's Tier 1 capital ratios at December 31, 2010 and 2009 include $25.1 million of preferred stock issued by real estate investment trust subsidiaries of the Bank (included in Noncontrolling interest in the consolidated balance sheets). Tier 1 capital ratios at December 31, 2009 also include trust preferred securities issued by unconsolidated capital trust subsidiaries of the holding company, as well as TARP preferred stock.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Earnings per Common Share

        The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities.

        The computation of basic and diluted EPS is presented in the following table:

	For the year ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Basic EPS:
Net income attributable to City National Corporation	$131,177	$51,339	$104,956
Less: Dividends and accretion on preferred stock	5,702	25,903	2,445

Net income available to common shareholders	$125,475	$25,436	$102,511
Less: Earnings allocated to participating securities	1,605	253	780

Earning allocated to common shareholders	$123,870	$25,183	$101,731

Weighted average common shares outstanding	51,992	50,272	47,930

Basic earnings per common share	$2.38	$0.50	$2.12

Diluted EPS:
Earnings allocated to common shareholders (1)	$123,882	$25,183	$101,732

Weighted average common shares outstanding	51,992	50,272	47,930
Dilutive effect of equity awards	463	149	266

Weighted average diluted common shares outstanding	52,455	50,421	48,196

Diluted earnings per common share	$2.36	$0.50	$2.11

(1)
Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

        The average price of the Company's common stock for the period is used to determine the dilutive effect of outstanding stock options and common stock warrant. Antidilutive stock options and common stock warrant are not included in the calculation of basic or diluted EPS. There were 1.9 million average outstanding stock options and a 0.3 million average outstanding common stock warrant that were antidilutive for 2010, compared to 3.4 million average outstanding stock options and a 1.1 million average outstanding common stock warrant that were antidilutive for 2009 and 3.0 million average outstanding stock options and a 0.1 million average outstanding common stock warrant for 2008.

Note 15. Share-Based Compensation Plans

        On December 31, 2010, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the "Plan"), which was approved by the Company's shareholders on April 23, 2008. No new awards will be granted under predecessor plans. A description of the Plan is

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation Plans (Continued)

provided below. The compensation cost that has been recognized for all share-based awards was $16.7 million, $14.4 million and $14.7 million for 2010, 2009 and 2008, respectively. The Company received $23.8 million and $2.2 million in cash for the exercise of stock options during 2010 and 2009, respectively. The tax benefit recognized in equity for share-based compensation arrangements was $3.2 million for 2010 compared with a tax expense of $1.0 million for 2009.

Plan Description

        The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company's eligible employees and non-employee directors. No grants of performance shares, performance share units, performance units or stock appreciation rights had been made as of December 31, 2010. The purpose of the Plan is to promote the success of the Company by providing additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interest through equity grants. Stock option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee. The participant is entitled to dividends and voting rights for all restricted shares issued even though they are not vested. Restricted stock awards issued under predecessor plans vest over five years. The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of service, which may include disability or death. Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006. The Company generally issues treasury shares upon share option exercises. All unexercised options expire 10 years from the grant date. At December 31, 2010, there were approximately 1.5 million shares available for future grants.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation Plans (Continued)

        To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	December 31,
	2010	2009	2008
Weighted-average volatility	31.41%	31.42%	29.35%
Dividend yield	0.73%	3.33%	3.57%
Expected term (in years)	6.10	6.11	6.04
Risk-free interest rate	2.91%	2.84%	3.95%

        Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the years ended December 31, 2010, 2009 and 2008 were $16.82, $6.90, and $12.65, respectively. The total intrinsic values of options exercised during the years ended December 31, 2010, 2009 and 2008 were $11.8 million, $0.9 million, and $11.4 million, respectively.

        A summary of stock option activity and related information for the years ended December 31, 2010, 2009, and 2008 are presented in the tables below:

Options	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (in thousands) (1)	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2010	4,862	$49.64
Granted	591	50.34
Exercised	(645)	36.85
Forfeited or expired	(158)	53.30

Outstanding at December 31, 2010	4,650	$51.38	$59,606	5.58

Exercisable at December 31, 2010	2,897	$57.10	$24,164	3.97

(1)
Includes in-the-money options only.

	2009		2008
Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 1	4,029	$55.28	4,171	$52.60
Granted	1,133	27.42	644	54.03
Exercised	(77)	29.13	(622)	32.95
Forfeited or expired	(223)	45.61	(164)	66.89

Outstanding at December 31	4,862	$49.64	4,029	$55.28

Exercisable	3,001	$54.39	2,762	$51.30

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation Plans (Continued)

        A summary of changes in unvested option and related information for the year ended December 31, 2010 is presented below:

Unvested Options	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Unvested at January 1, 2010	1,861	$10.14
Granted	591	16.82
Vested	(603)	12.20
Forfeited	(96)	11.33

Unvested at December 31, 2010	1,753	$11.62

        The number of options vested during the year ended December 31, 2010, 2009 and 2008 was 603,051, 464,637 and 424,780, respectively. The total fair value of options vested during 2010, 2009 and 2008 was $7.4 million, $7.4 million and $7.2 million respectively. As of December 31, 2010, there was $13.0 million of unrecognized compensation cost related to unvested stock options granted under the Company's plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

        The Plan provides for granting of restricted shares of Company stock to employees. In general, twenty-five percent of the restricted stock vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The restricted stock is subject to forfeiture until the restrictions lapse or terminate. A summary of changes in restricted stock and related information for the year ended December 31, 2010 is presented below:

Restricted Stock	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Unvested at January 1, 2010	610	$46.79
Granted	256	50.75
Vested	(116)	66.71
Forfeited	(33)	45.75

Unvested at December 31, 2010	717	$45.04

        Restricted stock is valued at the closing price of the Company's stock on the date of award. The weighted-average grant-date fair values of restricted stock granted during the years ended December 31, 2010, 2009 and 2008 were $50.75, $27.81 and $54.28, respectively. The number of restricted shares vested during 2010, 2009 and 2008 was 115,764, 103,418 and 107,185. The total fair value of restricted stock vested during 2010, 2009 and 2008 was $7.7 million, $7.2 million, and $6.7 million, respectively. The compensation expense related to restricted stock for 2010 was $8.4 million compared with $7.3 million for 2009 and $7.5 million for 2008. As of December 31, 2010, the unrecognized compensation cost related to restricted stock granted under the Company's plans was $19.0 million. That cost is expected to be recognized over a weighted-average period of 3.3 years.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Derivative Financial Instruments

        The following table summarizes the fair value and balance sheet classification of derivative instruments as of December 31, 2010 and 2009. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company's counterparty credit risk is equal to the amount reported as a derivative asset.

Fair Values of Derivative Instruments

	December 31, 2010			December 31, 2009
(in millions)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (1)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments
Interest rate swaps—fair value:
Certificates of deposit	$10.0	$0.3	$—	$20.0	$0.9	$—
Long-term and subordinated debt	355.9	19.8	—	358.2	27.7	—

Total fair value contracts	$365.9	$20.1	$—	$378.2	$28.6	$—

Interest rate swaps—cash flow:
U.S. Dollar LIBOR based loans	$—	$—	$—	$350.0	$6.6	$—
Prime based loans	—	—	—	100.0	2.5	0.6

Total cash flow contracts	$—	$—	$—	$450.0	$9.1	$0.6

Total derivatives designated as hedging instruments	$365.9	$20.1	$—	$828.2	$37.7	$0.6

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$1,043.8	$25.7	$25.7	$997.6	$12.5	$12.1
Interest-rate caps, floors and collars	84.5	0.5	0.5	129.1	1.2	1.2
Options purchased	2.0	0.2	0.2	2.0	0.2	0.2
Options written	2.0	—	—	2.0	—	—

Total interest-rate contracts	$1,132.3	$26.4	$26.4	$1,130.7	$13.9	$13.5

Equity index futures	$—	$—	$—	$1.1	$—	$—

Foreign exchange contracts:
Spot and forward contracts	$78.2	$1.3	$1.0	$215.7	$2.3	$2.0
Options purchased	—	—	—	58.6	0.8	0.8
Options written	—	—	—	58.6	0.3	0.3

Total foreign exchange contracts	$78.2	$1.3	$1.0	$332.9	$3.4	$3.1

Total derivatives not designated as hedging instruments	$1,210.5	$27.7	$27.4	$1,464.7	$17.3	$16.6

(1)
Derivative assets include the estimated gain to settle a derivative contract net of cash collateral received from counterparties plus net interest receivable. Derivative liabilities include the estimated loss to settle a derivative contract.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Derivative Financial Instruments (Continued)

Derivatives Designated as Hedging Instruments

        As of December 31, 2010, the Company had $365.9 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges. There were no cash flow hedges outstanding at December 31, 2010. The positive fair value of the fair value hedges of $20.1 million is recorded in other assets. It includes a mark-to-market asset of $21.4 million and net interest receivable of $1.8 million, less $3.1 million of cash collateral received from a counterparty. The balance of deposits and borrowings reported in the consolidated balance sheet include a $21.4 million mark-to-market adjustment associated with interest-rate hedge transactions. AOCI includes a net deferred gain of $1.2 million related to cash flow hedges that were terminated in 2010 prior to their maturity dates for which the hedged transactions had yet to occur.

        As of December 31, 2009, the Company had $828.2 million notional amount of interest-rate swap hedge transactions, of which $378.2 million were designated as fair value hedges and $450.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $28.6 million includes a mark-to-market asset of $26.8 million and net interest receivable of $1.8 million. The balance of deposits and borrowings reported in the consolidated balance sheet include a $26.8 million mark-to-market adjustment associated with interest-rate hedge transactions. The net positive fair value of cash flow hedges of variable-rate loans of $8.5 million includes a mark-to-market asset of $8.1 million, interest receivable of $1.0 million and a mark-to-market liability of $0.6 million. AOCI includes $4.3 million, after tax, related to the net positive fair value of cash flow hedges at December 31, 2009.

        The Company's swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company's swap agreements contain credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company's credit rating from the major credit rating agencies. The amount of collateral required varies by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit rating on the Company's debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 31, 2010 was $11.0 million. The Company delivered collateral valued at $1.1 million on swap agreements that had credit-risk contingent features and were in a net liability position at December 31, 2010.

        The Company's interest-rate swaps had $5.3 million and $8.0 million of credit risk exposure at December 31, 2010 and 2009, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. Collateral in the form of securities valued at $9.7 million and $16.6 million had been received from swap counterparties at December 31, 2010 and 2009, respectively. Additionally, the Company held $3.1 million of cash collateral at December 31, 2010 received from a counterparty. The Company

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Derivative Financial Instruments (Continued)

delivered collateral valued at $7.4 million on swap agreements that did not have credit-risk contingent features at December 31, 2010.

        The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense. The impact of interest-rate swaps on interest income and interest expense for the years ended December 31, 2010 and 2009 is provided below:

		For the year ended December 31,
	Location in Consolidated Statements of Income
(in millions) Derivative Instruments Designated as Hedging Instruments		2010	2009	2008
Interest-rate swaps-fair value	Interest expense	$(17.3)	$(15.5)	$(7.3)
Interest-rate swaps-cash flow	Interest income	8.5	12.0	5.5

Total income		$25.8	$27.5	$12.8

        Fair value and cash flow interest-rate swaps increased net interest income by $25.8 million, $27.5 million and $12.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. The amount of gains on cash flow hedges reclassified from AOCI to interest income was $8.5 million, $12.0 million and $5.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in Other noninterest income in the consolidated statements of income.

        The amount of after-tax loss on the change in fair value of cash flow hedges recognized in AOCI was $4.3 million (net of taxes of $3.1 million) for the year ended December 31, 2010 compared with an after-tax loss of $2.4 million (net of taxes of $1.7 million) for 2009. There were no cash flow hedges outstanding at December 31, 2010.

Derivatives Not Designated as Hedging Instruments

        Derivative contracts not designated as hedges are marked-to-market each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income. The table below provides the amount of gains and losses on these derivative contracts for the years ended December 31, 2010, 2009 and 2008:

		For the year ended December 31,
(in millions) Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statements of Income
		2010	2009	2008
Interest-rate contracts	Other noninterest income	$(0.4)	$1.0	$(0.6)
Equity index futures	Other noninterest income	(0.1)	(0.5)	0.6
Foreign exchange contracts	International services income	21.3	19.3	20.6

Total income		$20.8	$19.8	$20.6

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes

        Income taxes (benefits) in the consolidated statements of income include the following amounts:

(in thousands)	Current	Deferred	Total
2010
Federal	$12,381	$20,125	$32,506
State	(16,425)	9,974	(6,451)

Total	$(4,044)	$30,099	$26,055

2009
Federal	$(1,026)	$(4,841)	$(5,867)
State	3,423	558	3,981

Total	$2,397	$(4,283)	$(1,886)

2008
Federal	$85,009	$(58,541)	$26,468
State	34,881	(19,566)	15,315

Total	$119,890	$(78,107)	$41,783

        The Company recognized income tax expense of $26.1 million in 2010, compared to a tax benefit of $1.9 million in 2009 and tax expense of $41.8 million in 2008. Income tax expense for 2010 included an income tax benefit for a $19 million tax litigation settlement with the California Franchise Tax Board, which was partially offset by expense of $4.3 million relating to revisions to certain deferred tax accounts. The effective tax rate for 2010 was equal to 16.2 percent of pretax income, compared to a tax benefit of 3.8 percent of pretax income for 2009 and effective tax rate of 27.5 percent of pretax income for 2008.

        In May 2010, the Company and the California Franchise Tax Board closed its audits for the years 1998 through 2004 and settled litigation related to various refund claims and other pending matters under review. Under the terms of the settlement, the Company received $29 million in tax credits, which added approximately $19 million to the Company's net income in 2010. Additionally, in 2010, the Company recorded an adjustment to correct certain deferred tax accounts related to revisions of book and tax basis differences established in previous years related to its wealth management affiliates, low income housing investments and fixed assets. The net effect of the adjustment was a reduction of the deferred tax asset and a corresponding tax expense of $4.3 million.

        The Company had income taxes receivable of $71.1 million and $69.9 million at December 31, 2010 and 2009, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	December 31,
(in thousands)	2010	2009
Deferred tax assets:
Allowance for credit losses	$44,758	$137,752
Federal and state carryforwards	27,355	25,767
Accrued expenses	62,426	39,371
Depreciation	3,975	3,356
Basis difference from acquired assets	20,512	—
Unrealized losses (gains) on cash flow hedges	607	(2,527)
Unrealized (gains) losses on securities available-for-sale	(26,808)	4,655
Share-based compensation	22,056	19,316
Basis difference in investments	20,536	23,415
Other	4,527	849

Total gross deferred tax assets	179,944	251,954
Deferred tax liabilities:
Core deposit and other intangibles	6,274	6,732
State income taxes	7,515	11,205
Deferred loan origination costs	7,073	7,460
Prepaid expenses	1,626	1,681
Basis difference from acquired assets	—	25,373
Leasing activities	26,506	17,455
Basis difference in FHLB Stock	25,120	15,959
Other	432	2,051

Total gross deferred tax liabilities	74,546	87,916

Net deferred tax assets	$105,398	$164,038

        The Company has federal and state capital loss carryforwards totaling $11.6 million and $10.1 million, respectively, which are expected to expire in 2012 and federal tax credit carryforwards totaling $17.0 million which are expected to expire in 2029.

        The tax benefit of deductible temporary differences and tax carry forwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carry forwards to be "more likely than not." As of any period end, the amount of the deferred tax asset that is considered realizable could be reduced if estimates of future taxable income are reduced. Management expects to have sufficient taxable income in future years to fully realize the deferred tax assets recorded at December 31, 2010, and has determined that a valuation reserve is not required for any of its deferred tax assets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

	Percent of Pretax Income (Loss)
	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
Net state income tax	5.9	5.1	5.7
Tax exempt income	(6.3)	(19.7)	(5.8)
Affordable housing investments	(7.2)	(21.0)	(5.2)
FTB settlement and other adjustments	(9.5)	—	—
All other, net	(1.7)	(3.2)	(2.2)

Effective tax provision (benefit)	16.2%	(3.8)%	27.5%

        The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds and bank-owned life insurance and other adjustments.

        The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Internal Revenue Service ("IRS") completed its audits of the Company for the tax year 2009 resulting in no material financial statement impact. The Company is currently being audited by the IRS for 2010. The Company is also currently under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The potential financial statement impact, if any, resulting from the completion of these audits is expected to be minimal.

        From time to time, there may be differences in opinions with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the financial statements is no longer "more likely than not" to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of December 31, 2010, the Company does not have any tax positions which dropped below a "more likely than not" threshold.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2010 and 2009 is as follows:

(in thousands) (1)	2010	2009
Balance, beginning of the year	$7,505	$9,634
Additions for tax positions of current year	612	—
Additions for tax positions of prior years	1,686	2,645
Reductions for tax positions of prior years	(194)	(229)
Settlements	(5,445)	(4,545)

Balance, end of the year	$4,164	$7,505

(1)
Prior period balances have been reclassified to conform with current period presentation.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        As of December 31, 2010 and 2009, the total tax liabilities associated with unrecognized tax benefits that, if recognized would impact the effective tax rate, is $2.7 million and $4.7 million, respectively.

        The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized an interest and penalties benefit of approximately $0.4 million for 2010 and interest and penalties expense of $1.2 million and $1.7 million for 2009 and 2008, respectively. The Company had approximately $2.9 million and $7.4 million of accrued interest and penalties as of December 31, 2010 and 2009, respectively. The Company is unable to estimate a range of the reasonably possible changes in the total amount of unrecognized tax benefits within the next twelve months.

Note 18. Retirement Plans

        The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to the participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $13.0 million, $4.2 million and $16.2 million for 2010, 2009 and 2008, respectively.

        The Company has a Supplemental Executive Retirement Plan ("SERP") for one of its executive officers. The SERP meets the definition of a pension plan under ASC Topic 960, Plan Accounting—Defined Benefit Pension Plans. At December 31, 2010, there was a $6.2 million unfunded pension liability related to the SERP. Pension expense was $0.8 million, $0.7 million, and $0.5 million for 2010, 2009 and 2008, respectively.

        There is also a SERP covering three former executives of the Pacific Bank, which the Company acquired in 2000. As of December 31, 2010, there was an unfunded pension liability for this SERP of $2.3 million. Pension expense was $0.1 million, $0.3 million and $0.2 million for 2010, 2009 and 2008, respectively.

        The Company does not provide any other post-retirement employee benefits beyond the profit-sharing retirement plan and the SERPs.

Note 19. Commitments and Contingencies

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Commitments and Contingencies (Continued)

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

        The Company had outstanding off-balance sheet loan commitments aggregating $4.52 billion and $4.68 billion at December 31, 2010 and 2009, respectively, compared to total outstanding loan balances of $13.24 billion and $14.00 billion, respectively. Substantially all of the Company's loan commitments are on a variable rate basis and are primarily comprised of real estate and commercial loan commitments. In addition, the Company had $603.8 million and $578.1 million outstanding in bankers' acceptances and letters of credit at December 31, 2010 and 2009, respectively, of which $588.9 million and $567.3 million relate to standby letters of credit. Included in standby letters of credit were $562.4 million and $544.1 million of financial guarantees as of December 31, 2010 and 2009, respectively. Substantially all fees received from the issuance of financial guarantees are deferred and amortized on a straight-line basis over the terms of the guarantee.

        As of December 31, 2010, the Company had private equity fund and alternative investment commitments of $65.9 million of which $52.3 million was funded. As of December 31, 2009, the Company had private equity fund and alternative investment commitments of $68.4 million of which $51.3 million was funded. At December 31, 2010 and 2009, the Company had affordable housing fund commitments of $23.3 million and $14.1 million. These unfunded affordable housing commitments are recorded in Other liabilities in the consolidated balance sheets.

        In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

        The Bank is party to a risk participation agreement with the agent bank on a swap agreement between the agent bank and a borrower. The Bank has a participation interest in the loan originated by the Agent Bank. Under the agreement, the Bank has assumed responsibility for its pro rata share of the exposure on the swap should the borrower fail to perform. The guarantee is recorded at its fair value of $0.2 million in Other liabilities on the consolidated balance sheets as of December 31, 2010.

        The Company or its subsidiaries are defendants in various pending lawsuits claiming substantial amounts. Based upon present knowledge, management, including in-house counsel, does not believe that the final outcome of such lawsuits will have a material adverse effect on the Company.

Note 20. Variable Interest Entities

        The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company's

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Variable Interest Entities (Continued)

involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $99.7 million and $93.4 million at December 31, 2010 and 2009, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $23.3 million at December 31, 2010. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

        Of the affordable housing investments held as of December 31, 2010, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company's maximum exposure to loss as a result of its involvement with these entities is limited to the $4.9 million aggregate carrying value of these investments at December 31, 2010. There were no unfunded commitments for these affordable housing investments at December 31, 2010.

        The Company also has ownership interests in several private equity investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $37.5 million and $37.4 million at December 31, 2010 and 2009, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

        In addition to the above, Convergent Wealth, a wealth management affiliate, is the administrative manager of the Barlow Long-Short Equity Fund, a hedge fund that is a VIE. Convergent Wealth is not a primary beneficiary and, therefore, is not required to consolidate this entity.

Note 21. Noncontrolling Interest

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

        The Bank has certain wholly owned subsidiaries that have issued preferred stock to third-party investors. The net income and assets of these subsidiaries are eliminated in consolidation for all periods presented. The ownership interests of third-party investors are included in Noncontrolling interest in the equity section of the consolidated balance sheets. See Note 13, Availability of Funds from Subsidiaries and Capital, for further discussion.

        In November 2009, the Company deconsolidated a wealth management affiliate and recognized a loss of $2.1 million as a result of the deconsolidation. The loss is included in Other noninterest income in the consolidated statements of income. The Company accounts for its remaining noncontrolling interest in that affiliate as an equity method investment.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Noncontrolling Interest (Continued)

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

        As of December 31, 2010, affiliate noncontrolling owners held equity interests with an estimated fair value of $45.7 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of an interest holder.

        Redeemable noncontrolling interest is not considered to be permanent equity and continues to be reported in the mezzanine section between liabilities and equity in the consolidated balance sheets.

        The following is a rollforward of redeemable noncontrolling interest for each of the periods presented:

	Year ended December 31,
(in thousands)	2010	2009	2008
Balance, beginning of year	$51,381	$44,811	$51,561
Net income (loss)	1,779	(1,457)	2,993
Distributions to redeemable noncontrolling interest	(2,105)	(2,196)	(5,904)
Additions and redemptions, net	(6,231)	8,192	2,609
Adjustments to fair value	852	2,031	(6,448)

Balance, end of year	$45,676	$51,381	$44,811

Note 22. Segment Results

        The Company has three reportable segments: Commercial and Private Banking, Wealth Management and Other. The factors considered in determining whether individual operating segments could be aggregated include that the operating segments: (i) offer the same products and services, (ii) offer services to the same types of clients, (iii) provide services in the same manner and

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Segment Results (Continued)

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

        The Wealth Management segment includes the Corporation's investment advisory affiliates and the Bank's Wealth Management Services Division. The asset management affiliates and the Wealth Management division of the Bank make the following investment advisory and wealth management resources and expertise available to individual and institutional clients: investment management, wealth advisory services, brokerage, estate and financial planning and personal, business, custodial and employee trust services. The Wealth Management segment also advises and makes available mutual funds under the name of CNI Charter Funds. Both the asset management affiliates and the Bank's Wealth Management division provide proprietary and nonproprietary products to offer a full spectrum of investment solutions in all asset classes and investment styles, including fixed-income instruments, mutual funds, domestic and international equities and alternative investments such as hedge funds.

        The Other segment includes all other subsidiaries of the Company, the corporate departments, including the Treasury Department and the Asset Liability Funding Center, that have not been allocated to the other segments, and inter-segment eliminations for revenue recognized in multiple segments for management reporting purposes. The Company uses traditional matched-maturity funds transfer pricing methodology. However, both positive and negative variances occur over time when transfer pricing non-maturing balance sheet items such as demand deposits. These variances, offset in the Funding Center, are evaluated annually by management and allocated back to the business segments as deemed appropriate.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Segment Results (Continued)

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

        Selected financial information for each segment is presented in the following tables. Commercial and Private Banking includes all revenue and costs from products and services utilized by clients of Commercial and Private Banking, including both revenue and costs for Wealth Management products and services. The revenues and costs associated with Wealth Management products and services that are allocated to Commercial and Private Banking for management reporting purposes are eliminated in the Other segment. The current year reflects any changes made in the process and methodology for allocations to the reportable segments. Prior period segment results have been revised to conform with the current period presentation.

	For the year ended December 31, 2010
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$700,598	$1,680	$28,047	$730,325
Provision for credit losses on loans and leases, excluding covered loans	103,000	—	—	103,000
Provision for losses on covered loans	76,218	—	—	76,218
Noninterest income	277,245	155,724	(71,594)	361,375
Depreciation and amortization	13,723	6,548	14,610	34,881
Noninterest expense	626,304	147,511	(57,366)	716,449

Income (loss) before income taxes	158,598	3,345	(791)	161,152
Provision (benefit) for income taxes	66,611	658	(41,214)	26,055

Net income	91,987	2,687	40,423	135,097
Less: Net income attributable to noncontrolling interest	—	1,779	2,141	3,920

Net income attributable to City National Corporation	$91,987	$908	$38,282	$131,177

Selected Average Balances:
Loans and leases, excluding covered loans	$11,530,140	$50	$46,190	$11,576,380
Covered loans	1,940,316	—	—	1,940,316
Total assets	14,133,500	557,818	6,465,343	21,156,661
Deposits	17,289,288	47,450	531,654	17,868,392
Goodwill	318,340	161,642	1,036	481,018
Customer-relationship intangibles, net	12,557	30,608	6	43,171

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Segment Results (Continued)

	For the year ended December 31, 2009
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$623,036	$2,354	$(1,337)	$624,053
Provision for credit losses	285,000	—	—	285,000
Noninterest income	203,896	145,582	(57,281)	292,197
Depreciation and amortization	12,645	6,122	14,809	33,576
Noninterest expense	463,526	138,361	(54,376)	547,511

Income (loss) before income taxes	65,761	3,453	(19,051)	50,163
Provision (benefit) for income taxes	27,620	2,061	(31,567)	(1,886)

Net income	38,141	1,392	12,516	52,049
Less: Net income (loss) attributable to noncontrolling interest	—	(1,457)	2,167	710

Net income attributable to City National Corporation	$38,141	$2,849	$10,349	$51,339

Selected Average Balances:
Loans and leases, excluding covered loans	$12,258,766	$—	$37,853	$12,296,619
Covered loans	66,470	—	—	66,470
Total assets	12,502,890	575,546	4,633,059	17,711,495
Deposits	13,224,009	62,726	1,065,163	14,351,898
Goodwill	317,802	151,644	—	469,446
Customer-relationship intangibles, net	9,550	31,234	—	40,784

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Segment Results (Continued)

	For the year ended December 31, 2008
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$628,542	$3,263	$(31,909)	$599,896
Provision for credit losses	127,000	—	—	127,000
Noninterest income	187,569	208,670	(129,255)	266,984
Depreciation and amortization	13,388	14,079	12,472	39,939
Noninterest expense	458,871	147,230	(58,277)	547,824

Income (loss) before income taxes	216,852	50,624	(115,359)	152,117
Provision (benefit) for income taxes	91,078	18,051	(67,346)	41,783

Net income (loss)	125,774	32,573	(48,013)	110,334
Less: Net income attributable to noncontrolling interest	—	3,211	2,167	5,378

Net income (loss) attributable to City National Corporation	$125,774	$29,362	$(50,180)	$104,956

Selected Average Balances:
Loans and leases	$12,014,734	$60	$73,921	$12,088,715
Total assets	12,227,054	547,471	3,254,296	16,028,821
Deposits	10,872,652	65,287	961,703	11,899,642
Goodwill	318,886	136,656	—	455,542
Customer-relationship intangibles, net	14,315	44,240	—	58,555

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Parent Company Only Condensed Financial Statements

        Condensed Parent Company financial statements, which include transactions with subsidiaries, follow:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2010	2009
Assets
Cash	$19,588	$243,085
Securities available-for-sale	75,095	26,753
Other assets	135,136	252,133
Investment in City National Bank	2,095,608	1,910,199
Investment in non-bank subsidiaries	202,782	68,265

Total assets	$2,528,209	$2,500,435

Liabilities
Long-term debt	$525,569	$470,675
Other liabilities	43,061	43,437

Total liabilities	568,630	514,112
Total shareholders' equity	1,959,579	1,986,323

Total liabilities and shareholders' equity	$2,528,209	$2,500,435

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands)	2010	2009	2008
Income:
Dividends from Bank and non-bank subsidiaries	$—	$20,016	$73,735
Interest and dividend income and other income	6,209	8,121	15,045
Impairment loss on securities	—	(10,912)	(27,397)
Loss on sale of securities	(509)	(7,632)	(2,714)

Total income	5,700	9,593	58,669

Expenses:
Interest on other borrowings	26,567	5,551	8,970
Other expenses	4,097	6,653	5,330

Total expenses	30,664	12,204	14,300

(Loss) income before taxes and equity in undistributed income of Bank and non-bank subsidiaries	(24,964)	(2,611)	44,369
Income tax benefit	(15,942)	(16,630)	(21,531)

(Loss) income before equity in undistributed income of Bank and non-bank subsidiaries	(9,022)	14,019	65,900
Equity in undistributed income of Bank and non-bank subsidiaries	139,486	36,066	38,738

Net income	$130,464	$50,085	$104,638
Less: Net loss attributable to noncontrolling interest	(713)	(1,254)	(318)

Net income attributable to City National Corporation	$131,177	$51,339	$104,956
Less: Dividends and accretion on preferred stock	5,702	25,903	2,445

Net income available to common shareholders	$125,475	$25,436	$102,511

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands) (1)	2010	2009	2008
Cash Flows From Operating Activities
Net income	$130,464	$50,085	$104,638
Adjustments to net income:
Equity in undistributed income of Bank and non-bank subsidiaries	(139,486)	(36,066)	(38,738)
Other, net	13,127	41,944	37,715

Net cash provided by operating activities	4,105	55,963	103,615

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(352,133)	(35,821)	(37,292)
Sales and paydowns of securities available-for-sale	304,694	67,442	49,347
Net advances to subsidiaries	(8,265)	(369,041)	(13,354)
Cash paid for acquisition	(6,140)	—	—
Other, net	2,520	(3,847)	(7,688)

Net cash used in investing activities	(59,324)	(341,267)	(8,987)

Cash Flows For Financing Activities
Net increase (decrease) in other borrowings	50,000	230,796	(4,060)
Cash dividends	(24,012)	(48,338)	(92,886)
(Redemption) issuance of preferred stock	(200,000)	(200,000)	389,867
(Repurchase) issuance of common stock warrant	(18,500)	—	10,133
Issuance (repurchase) of common stock	—	119,929	(21,694)
Proceeds from exercise of stock options	23,764	2,236	20,480
Other, net	470	237	2,905

Net cash (used in) provided by financing activities	(168,278)	104,860	304,745

Net (decrease) increase in cash and cash equivalents	(223,497)	(180,444)	399,373
Cash and cash equivalents at beginning of year	243,085	423,529	24,156

Cash and cash equivalents at end of year	$19,588	$243,085	$423,529

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

Note 24. Subsequent Events

        On February 11, 2011, the Company acquired a branch in San Jose, California. The Company assumed $8.4 million of deposits. The acquisition did not include the branch's loan portfolio. At the issuance date of these financial statements, the Company had not completed its initial accounting for this business combination.