Form 10-K/A
period 2010-12-31
CITY NATIONAL CORP
filed 2011-03-04
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code (213) 673-7700

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates of the registrant was approximately $2,340,261,042 based on the June 30, 2010 closing sale price of Common Stock of $51.23 per share as reported on the New York Stock Exchange.

As of January 31, 2011, there were 52,874,073 shares of Common Stock outstanding (including unvested restricted shares).

Documents Incorporated by Reference

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of City National Corporation’s definitive proxy statement for the 2011 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

EXPLANATORY NOTE

This Amendment No. 1 is being filed to correct the inadvertent reference to the “2010 annual meeting” on the cover page under the caption “Documents Incorporated by Reference,” and to change such reference to the “2011 annual meeting.”  There are no other changes to the Form 10-K filed on March 1, 2011.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, we have included new certifications of our principal executive and principal financial officers.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

By	/s/ Christopher J. Carey
Christopher J. Carey
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

Dated: March 4, 2011

EXHIBITS

Exhibit	Description	Location

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1 filing	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1 filing	Filed herewith.